Form 10-Q
period 1996-03-31
WABASH NATIONAL CORP /DE
filed 1996-05-14
CIK 879526

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q

(Mark One)

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]                     SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED MARCH 31, 1996
                                      OR
              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
[ ]                    SECURITIES EXCHANGE ACT OF 1934


For the transition period from               to
                               -------------    --------------

Commission File Number:                   1-10883
                         -------------------------------------

                         WABASH NATIONAL CORPORATION
          ----------------------------------------------------------
           (Exact name of registrant as specified in this charter)


       Delaware                                         52-1375208
- - ---------------------------                       -----------------------
  (State of Incorporation)                              (IRS Employer
                                                    Identification Number)

1000 Sagamore Parkway South,
     Lafayette, Indiana                                      47905
- - ----------------------------                      -----------------------

Registrant's telephone number, including area code:  (317) 448-1591
                                                      --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X      No
                                    ---        ---

The number of shares of common stock outstanding at May 14, 1996 was 18,905,928.

                         WABASH NATIONAL CORPORATION

                                    INDEX


                                  FORM 10-Q


                                                            Page
                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets at
            March 31, 1996 and December 31, 1995              1

          Condensed Consolidated Statements of Income
            for the three months ended
            March 31, 1996 and 1995                           2

          Condensed Consolidated Statements of Cash
            Flows for the three months
            ended March 31, 1996 and 1995                     3

          Notes to Condensed Consolidated Financial
            Statements                                        4

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations   6

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                8

                 WABASH NATIONAL CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                     March 31,            December 31,
                                                                       1996                   1995
                                                                   --------------       ---------------
                                                                   (Unaudited)             (Note 1)

                                              ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                        $     773               $   2,097
   Accounts receivable, net                                           108,986                  77,535
   Current portion of finance contracts                                 5,503                   5,979
   Inventories                                                        142,421                 134,294
   Prepaid expenses and other                                           7,022                   7,657
                                                                    ---------               ---------
        Total current assets                                          264,705                 227,562
                                                                    ---------               ---------
PROPERTY, PLANT AND EQUIPMENT, net                                     79,227                  76,192
                                                                    ---------               ---------

EQUIPMENT LEASED TO OTHERS, net                                        39,557                  35,362
                                                                    ---------               ---------

FINANCE CONTRACTS, net of current portion                              30,140                  35,123
                                                                    ---------               ---------

OTHER ASSETS                                                           10,274                   9,895
                                                                    ---------               ---------
                                                                    $ 423,903               $ 384,134
                                                                    =========               =========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Current maturities of long-term debt                             $   9,810               $  12,527
   Accounts payable                                                    77,692                  88,490
   Accrued liabilities                                                 22,092                  13,347
                                                                    ----------              ----------
        Total current liabilities                                     109,594                 114,364
                                                                    ----------              ----------

LONG-TERM DEBT, net of current maturities                             117,265                  73,726
                                                                   -----------              ----------

DEFERRED INCOME TAXES                                                  18,316                  18,045
                                                                   -----------              ----------

OTHER NONCURRENT LIABILITIES                                              208                     368
                                                                   -----------              ----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 24,700,000
    shares authorized; no shares issued                                   ---                     ---
   Series A Junior Participating Preferred stock,
    $.01 per value, 300,000 shares authorized; no
    shares issued                                                         ---                     ---
   Common stock $.01 par value, 75,000,000
    shares authorized; 18,904,728 and 18,938,449
    shares issued and outstanding, respectively                           189                     189
   Additional paid-in capital                                          99,272                  99,246
   Retained earnings                                                   80,338                  78,701
   Treasury stock, at cost, 59,600 and 19,600
        shares, respectively                                         (  1,279)                 (  505)
                                                                   -----------              ----------
                                                                      178,520                 177,631
                                                                   -----------              ----------
                                                                    $ 423,903               $ 384,134
                                                                   ===========              ==========


           See Notes to Condensed Consolidated Financial Statements

                 WABASH NATIONAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share amounts)


                                                     Three Months Ended
                                                          March 31,
                                                 ----------------------------
                                                   1996               1995
                                                 --------           ---------
                                               (Unaudited)         (Unaudited)
NET SALES                                        $161,222            $177,634

COST OF SALES                                     152,153             162,574
                                               -----------         -----------

     Gross profit                                   9,069              15,060

GENERAL AND ADMINISTRATIVE
  EXPENSES                                          1,945               1,688

SELLING EXPENSES                                    1,048                 977
                                               -----------         -----------

     Income from operations                         6,076              12,395

OTHER INCOME (EXPENSE)

     Interest Expense                              (2,588)               (992)
     Other, net                                       139                 268
                                               -----------         -----------

Income before income taxes                          3,627              11,671

PROVISION FOR INCOME TAXES                          1,423               4,709
                                               -----------         -----------
     Net Income                                   $ 2,204            $  6,962
                                               ===========         ===========

NET INCOME PER SHARE                              $  0.12            $   0.37
                                               ===========         ===========

CASH DIVIDENDS PER SHARE                          $  0.03            $  0.025
                                               ===========         ===========

AVERAGE SHARES OUTSTANDING                     18,927,101          18,938,449
                                               ==========          ===========

           See Notes to Condensed Consolidated Financial Statements.

                 WABASH NATIONAL CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)


                                                                                Three Months
                                                                               Ended March 31,
                                                                         --------------------------
                                                                           1996              1995
                                                                         --------          --------

                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                              $  2,204             $  6,962
Adjustments to reconcile net income to net
  cash (used in) operating
  activities--
Depreciation and amortization                                              3,705                2,206
Bad debt provision                                                           180                  146
Deferred income taxes                                                        298                1,300
Change in net operating assets--
(Increase) in accounts receivable                                        (31,630)             (13,351)
(Increase) in inventories                                                (10,000)             (18,239)
Decrease (increase) in prepaid expenses and
  other                                                                      608               (1,059)
(Decrease) increase in accounts payable                                  (10,798)               9,461
Increase in accrued liabilities                                            8,747                3,959
(Increase) in other assets                                                  (196)                (442)
                                                                      -----------          -----------
  Total adjustments                                                      (39,086)             (16,019)
                                                                      -----------          -----------
  Net cash used in
     operating activities                                                (36,882)              (9,057)
                                                                      -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (3,118)             (12,303)
   Investment in equipment leased to others                               (4,051)              (4,923)
   Proceeds on disposal of equipment                                       4,993                  ---
   Investment in finance contracts                                        (2,250)              (6,068)
   Principal payments on finance contracts                                 1,215                  869
   Payments for RoadRailer technology                                       (638)                (121)
   Other                                                                     (99)                 186
                                                                      -----------          -----------
     Net cash used in investing
      activities                                                          (3,948)             (22,360)
                                                                      -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt                                    (3,071)              (1,987)
  Borrowings under long-term revolver                                     85,000               36,920
  Payments under long-term revolver                                      (96,500)             (25,170)
  Proceeds from issuance of long-term debt                                55,394                  ---
  Proceeds from issuance of common stock,
   net of expenses                                                            26                  ---
  Payment of common stock dividend                                          (569)                (473)
  Purchase of treasury stock                                                (774)                 ---
                                                                     ------------         ------------
     Net cash provided by
      financing activities                                                39,506                9,290
                                                                     ------------          ------------
NET (DECREASE) IN CASH                                                    (1,324)             (22,127)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           2,097               39,655
                                                                     ------------         ------------
                                                                        $    773             $ 17,528
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           ============        =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for--                                     $  1,803             $    969
    Interest                                                         ============         ============

    Income Taxes                                                        $     26             $    674
                                                                     ============         ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
   Finance contracts converted to operating leases                      $  2,963                  ---
   Used trailers transferred from inventory for
    operations                                                           $ 1,873                  ---

           See Notes to Condensed Consolidated Financial Statements

                 WABASH NATIONAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in thousands)

NOTE 1.   GENERAL

        The consolidated financial statements included herein have been prepared by Wabash National Corporation and Subsidiaries (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's
1995 Annual Report on Form 10-K.

        In the opinion of the registrant, the accompanying financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of the Company at March 31, 1996 and December 31, 1995 and its results of operations and cash flows for the three months ended March 31, 1996 and 1995.

NOTE 2. INVENTORIES

        Inventories consisted of the following:

                                                               March 31,               December 31,
                                                                 1996                      1995
                                                               ---------               ------------
                                                               (Unaudited)
Raw material and components                                     $  82,641              $  89,961
Work in progress                                                   18,528                 13,582
Finished goods                                                     22,955                 14,034
Used trailers                                                      18,297                 16,717
                                                                ---------              ---------
                                                                $ 142,421              $ 134,294
                                                                =========              =========

NOTE 3. LEASING AND FINANCE OPERATIONS

        Wabash National Finance Corporation (the Finance Company), a wholly owned subsidiary of the Company, provides leasing and finance programs to customers for new and used trailers. The Finance Company's revenues were $8,473 and $5,641 during the three months ended March 31, 1996 and 1995, respectively. Income before income taxes was $721 and $1,045 during the three months ended March 31, 1996 and 1995, respectively. Included below is condensed balance sheet information which segregates the assets and liabilities of the Finance Company. All of the Finance Company's debt is on a stand alone basis without guarantees by the Company.

                                                                  March 31, 1996
                                                          --------------------------------
                                                                      (Unaudited)                                December 31,
                                                    Wabash            Finance                                       1995
                                                    National          Company            Consolidated            Consolidated
                                                    --------          -------            ------------            ------------
ASSETS:
  Current assets                                   $ 256,723          $   7,982          $   264,705              $  227,562
  Property, plant and
   equipment, net                                     79,198                 29               79,227                  76,192
  Equipment leased to
   others, net                                           ---             39,557               39,557                  35,362
  Finance contracts, net
   of current portion                                    ---             30,140               30,140                  35,123
  Other assets                                        10,117                157               10,274                   9,895
  Due (to subsidiary)/from parent                         (2)                 2                  ---                     ---
  Investment in subsidiary                            26,293                ---                  ---                     ---
                                                   ----------         ----------         ------------             -----------

                                                   $ 372,329          $  77,867          $   423,903              $  384,134
                                                   ==========         ==========         ============             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

  Current liabilities                              $  99,605          $   9,989          $   109,594              $  114,364
  Long-term debt, net of
     current maturities                               80,235             37,030              117,265                  73,726
  Other long-term
   liabilities                                        13,969              4,555               18,524                  18,413
                                                   ----------         ----------         ------------             -----------
                                                     193,809             51,574              245,383                 206,503
  Stockholders' equity                               178,520             26,293              178,520                 177,631
                                                   ----------         ----------         ------------             -----------
                                                   $ 372,329          $  77,867          $   423,903              $  384,134
                                                   ==========         ==========        =============             ===========

NOTE 4.         LONG TERM DEBT

        On January 31, 1996, the Company issued $50 million of unsecured 6.41% Series A Senior Notes due January 31, 2003. The proceeds were used to repay amounts outstanding under the Company's revolving line of credit.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Net Sales

        Net sales for the first quarter of 1996 decreased 9.2% compared to the same period in 1995. The decrease in net sales amounted to $16.4 million for the first quarter, 1996 and was attributable to a decrease in new trailer sales of $21.9 million offset by an increase in sales of used trailers which were previously under lease by the Finance Company of approximately $5 million. The decrease in new trailer sales of $21.9 million for the three-month period was caused by a 16% decrease in units sold, primarily as a result of weak market conditions in the domestic trailer industry and the effects of new product introductions on the Company's plate trailer line, offset by a 3.3% increase in the average sales price per new trailer sold. The increase in the average sales price primarily reflects changes in the product mix during the first quarter of 1996. The Finance Company's lease portfolio increased from 6,700 trailers at March 31, 1995 to 6,858 trailers at March 31, 1996. Lease revenues, excluding revenue from the sale of leased trailers, as well as aftermarket parts sales were even with the sales in the same period of 1995.

        Gross Profit

        Gross profit as a percentage of sales totaled 5.6% for the first quarter of 1996 compared to 8.5% for the same period in 1995. The decrease in the gross profit percentage in 1996 reflects the decrease in net sales, changes in product mix and increased costs related to the expansion of capacity during 1994 and 1995. The expansion related costs included, among other things, increased depreciation and labor in the first quarter of 1996. During the first quarter of 1996 the number of associates increased 7% compared to the same period of 1995.

        Income from Operations

        Income from operations for the first quarter of 1996 as a percentage of net sales was 3.8% versus 7.0% for the same period in 1995. Income from operations in 1996 was impacted primarily by the decrease in the gross profit margins previously discussed.

        Interest Expense

        Interest expense for the three-month period ended March 31, 1996 totaled $2.6 million compared to $1.0 million for the same period in 1995. The increase in interest expense primarily reflects new term and bank line of credit debt associated with the growth in the leasing operations and increased working capital requirements, primarily due to the increases in receivables and inventories.

        Taxes

        The provision for income taxes for the three month period ended March 31, 1996 and 1995 at $1.4 million and $4.7 million respectively, represents 39.2% and 40.3% of pre-tax income for the periods. The effective tax rates are higher than the Federal statutory rates of 35% due primarily to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        As presented in the Condensed Consolidated Statement of Cash Flows, net cash used in operating activities was $36.9 million during the first three months of 1996 primarily as a result of changes in working capital. Cash was used in operating activities primarily as a result of the increases in accounts receivable and inventory coupled with a decrease in accounts payable. These changes in working capital were primarily the result of the continued weakness in the domestic trailer market as well as the Company's focus on new product introductions.

        During the first three months of 1996, the lease portfolio (finance contracts and equipment leased to others) decreased $1.3 million, primarily as a result of the buyout of equipment previously on finance contracts. In addition, the Company used $3.1 million of cash for capital expenditures during the first three months of 1996, principally for the purpose of increasing manufacturing productivity.

        At March 31, 1996, the Company's total debt was $127.1 million compared to $86.3 million at December 31, 1995. The net increase in the Company's debt primarily reflects new term debt associated with the increased working capital requirements due to higher receivables and inventory levels. Also, during January, 1996, the Company issued $50 million of unsecured 6.41% Series A Senior Notes due January 31, 2003 and used the proceeds to repay amounts under the Company's revolving line of credit.

        On April 27, 1995, the Company announced that the Board of Directors authorized a common stock repurchase plan of up to $30 million in the aggregate. The Company may purchase its common stock in the open market or in block transactions from time to time as it deems appropriate.

        Other sources of funds for capital expenditures, continued expansion of businesses, potential contingent payments associated with the acquisition of RoadRailer technology, dividends, principal repayments on debt, stock repurchase and working capital requirements are expected to be cash from operations, additional borrowings under the credit facilities and term borrowings which are negotiated by the Finance Company related to specific new lease arrangements. The Company believes that these funding sources will be adequate for its anticipated requirements.

BACKLOG

        The Company's backlog of orders was approximately $750 million at March 31, 1996 and $858 million at December 31, 1995. The Company builds trailers to customer order and does not maintain an inventory of new trailers built in anticipation of future orders.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

                15.01 Report of Independent Public Accountants

(b)     Reports on Form 8-K:  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WABASH NATIONAL CORPORATION



Date:   May 10, 1996                    By:  /s/ Mark R. Holden
      -----------------------                ----------------------
                                             Mark R. Holden
                                             Vice President - Chief
                                             Financial Officer
                                             (Principal Financial Officer
                                              and Principal Accounting
                                              Officer)

                          [ARTHUR ANDERSEN LLP LOGO]


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Wabash National Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of WABASH NATIONAL CORPORATION (a Delaware corporation) and subsidiaries as of March 31, 1996, and the related condensed consolidated statements of income for the three-month periods ended March 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Wabash National Corporation and subsidiaries as of December 31, 1995 (not presented herein) and, in our report dated January 20, 1996, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet of Wabash National Corporation and subsidiaries as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                /s/ Arthur Andersen LLP

                                               ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
April 12, 1996.