Form 10-Q
period 1996-06-30
WABASH NATIONAL CORP /DE
filed 1996-08-05
CIK 879526

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

[X]                        SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTER ENDED JUNE 30, 1996

                                       OR

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

[ ]                      SECURITIES EXCHANGE ACT OF 1934


For the transition period from                  to
                               ---------------     ----------------
Commission File Number:               1-10883
                        -------------------------------------------


                          WABASH NATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                                 52-1375208
- ----------------------------                     ------------------------
(State of Incorporation)                               (IRS Employer
                                                   Identification Number)

1000 Sagamore Parkway South,
Lafayette, Indiana                                         47905
- ----------------------------                     ------------------------

Registrant's telephone number, including area code:   (317) 448-1591
                                                     --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X     No
                                     ---       ---
The number of shares of common stock outstanding at August 2, 1996 was 18,908,424.

                          WABASH NATIONAL CORPORATION

                                     INDEX


                                   FORM 10-Q


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements


             Condensed Consolidated Balance Sheets at
               June 30, 1996 and December 31, 1995                          1

             Condensed Consolidated Statements of Income
               for the three and six months ended
               June 30, 1996 and 1995                                       2

             Condensed Consolidated Statements of Cash
               Flows for the six months ended
               June 30, 1996 and 1995                                       3

             Notes to Condensed Consolidated Financial
               Statements                                                   4

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                6

PART II - OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of                           9
               Security-Holders

     Item 6.   Exhibits and Reports on Form 8-K                             9

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                         June 30,                December 31,
                                                                           1996                      1995
                                                                       ------------              -----------
                                                                        (Unaudited)               (Note 1)
                                                        ASSETS
                                                        ------
CURRENT ASSETS:
      Cash and cash equivalents                                        $      2,606              $     2,097
      Accounts receivable, net                                               81,775                   77,535
      Current portion of finance contracts                                    5,364                    5,979
      Inventories                                                           159,458                  134,294
      Prepaid expenses and other                                             11,677                    7,657
                                                                       ------------              -----------
             Total current assets                                           260,880                  227,562
                                                                       ------------              -----------

PROPERTY, PLANT AND EQUIPMENT, net                                           79,122                   76,192
                                                                       ------------              -----------

EQUIPMENT LEASED TO OTHERS, net                                              54,525                   35,362
                                                                       ------------              -----------

FINANCE CONTRACTS, net of current portion                                    25,951                   35,123
                                                                       ------------              -----------

OTHER ASSETS                                                                 10,917                    9,895
                                                                       ------------              -----------
                                                                       $    431,395              $   384,134
                                                                       ============              ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------
CURRENT LIABILITIES:
      Current maturities of long-term debt                             $      9,549              $    12,527
      Accounts payable                                                       78,217                   88,490
      Accrued liabilities                                                    16,956                   13,347
                                                                       ------------              -----------
             Total current liabilities                                      104,722                  114,364
                                                                       ------------              -----------

LONG-TERM DEBT, net of current maturities                                   128,204                   73,726
                                                                       ------------              -----------

DEFERRED INCOME TAXES                                                        20,060                   18,045
                                                                       ------------              -----------

OTHER NONCURRENT LIABILITIES                                                    288                      368
                                                                       ------------              -----------

STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value 24,700,000                                ---                      ---
         shares authorized; no shares issued
      Series A Junior Participating Preferred stock,
         $.01 per value, 300,000 shares authorized;                             ---                      ---
         no shares issued
      Common stock, $.01 par value, 75,000,000
         shares authorized; 18,908,424 and 18,943,228
         shares issued and outstanding at
         June 30, 1996 and December 31, 1995                                    189                      189
      Additional paid-in capital                                             99,339                   99,246
      Retained earnings                                                      79,872                   78,701
      Treasury stock, at cost, 59,600 and
         19,600 shares, respectively                                         (1,279)                    (505)
                                                                       ------------              -----------
                                                                            178,121                  177,631
                                                                       ------------              -----------
                                                                       $    431,395              $   384,134
                                                                       ============              ===========

           See Notes to Condensed Consolidated Financial Statements.

                 WABASH NATIONAL CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)


                                                          Three Months                           Six Months
                                                         Ended June 30,                        Ended June 30,
                                                      -------------------                    ------------------
                                                       1996               1995              1996              1995
                                                 --------------   ---------------     --------------   ---------------
                                                               (Unaudited)                          (Unaudited)
NET SALES                                        $      140,606   $       193,450     $      301,828   $       371,084

COST OF SALES                                           134,726           176,352            286,879           338,926
                                                 --------------   ---------------     --------------   ---------------

     Gross Profit                                         5,880            17,098             14,949            32,158

GENERAL AND ADMINISTRATIVE
  EXPENSES                                                1,854             1,768              3,799             3,456

SELLING EXPENSES                                          1,098               940              2,146             1,916
                                                 --------------   ---------------     --------------   ---------------

     Income from operations                               2,928            14,390              9,004            26,786

OTHER INCOME (EXPENSE):
  Interest Expense                                      ( 2,908)           (1,466)            (5,496)           (2,458)
  Other, net                                                153               264                292               531
                                                 --------------   ---------------     --------------   ---------------

     Income before income taxes                             173            13,188              3,800            24,859

PROVISION FOR INCOME TAXES                                   71             5,134              1,494             9,843
                                                 --------------   ---------------     --------------   ---------------

     Net Income                                  $          102   $         8,054      $       2,306    $       15,016
                                                 ==============   ===============      =============    ==============

NET INCOME PER SHARE                             $         0.01   $          0.43      $        0.12    $         0.79
                                                 ==============   ===============      =============    ==============

CASH DIVIDENDS PER SHARE                         $         0.03   $         0.025      $        0.06    $         0.05
                                                 ==============   ===============      =============    ==============

AVERAGE SHARES OUTSTANDING                               18,905            18,945             18,916            18,942
                                                 ==============   ===============      =============    ==============

          See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                   Six Months
                                                                                  Ended June 30,
                                                                         -------------------------------
                                                                             1996               1995
                                                                         ------------       ------------
                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                           $      2,306       $     15,016
    Adjustments to reconcile net income to net
         cash used in operating activities-
    Depreciation and amortization                                               7,572              4,741
    Bad debt provision                                                            311                292
    Deferred income taxes                                                       1,578              2,375
    Change in net operating assets-
    (Increase) in accounts receivable                                          (4,551)           (10,788)
    (Increase) in inventories                                                 (27,362)           (36,797)
    (Increase) in prepaid expenses and other                                  ( 3,581)            (1,437)
    (Decrease) Increase in accounts payable                                   (10,273)            20,741
    Increase in accrued liabilities                                             3,610              1,172
    (Increase) in other assets                                                   (923)            (2,287)
                                                                         ------------       ------------

         Total adjustments                                                    (33,619)           (21,988)
                                                                         ------------       ------------

         Net cash used in operating activities                                (31,313)            (6,972)
                                                                         ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                       (4,684)           (24,490)
    Proceeds on disposal of leased equipment                                   11,579                ---
    Investment in equipment leased to others                                  (22,519)           (10,107)
    Investment in finance contracts                                            (3,620)           (14,780)
    Principal payments on finance contracts                                     2,398              2,609
    Payments for RoadRailer technology                                         (1,054)               (20)
    Other                                                                          42                (44)
                                                                         ------------       ------------

         Net cash used in investing activities                                (17,858)           (46,833)
                                                                         ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt                                       (5,861)            (4,027)
    Borrowings under long-term revolver                                       179,000            132,920
    Payments under long-term revolver                                        (185,000)          (119,689)
    Proceeds from issuance of long-term debt                                   63,361             10,000
    Proceeds from issuance of common stock,
         net of expenses                                                           92                389
    Payment of common stock dividend                                           (1,138)              (947)
    Purchase of treasury stock                                                   (774)               ---
                                                                         ------------       ------------

         Net cash provided by financing activities                             49,680             18,646
                                                                         ------------       ------------

NET INCREASE(DECREASE) IN CASH                                                    509            (35,159)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                2,097             39,655
                                                                         ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $      2,606       $      4,496
                                                                         ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for-
         Interest                                                        $      3,861       $      2,158
                                                                         ============       ============

         Income Taxes                                                    $        706       $      8,613
                                                                         ============       ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
   Finance contracts converted to operating leases                       $      3,032                ---
   Operating leases converted to finance contracts                       $        681                ---
   Used trailers transferred from inventory into
       operations                                                        $      2,198                ---

           See Notes to Condensed Consolidated Financial Statements.

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

     In the opinion of the registrant, the accompanying financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of the Company at June 30, 1996 and December 31, 1995 and its results of operations and cash flows for the six months ended June 30, 1996 and 1995.


NOTE 2.      INVENTORIES

             Inventories consisted of the following:



                                                 June 30,    December 31,
                                                    1996        1995
                                               ------------  ------------
                                                (Unaudited)
          Raw material and components              $ 93,718      $ 89,961
          Work in progress                           22,147        13,582
          Finished goods                             24,481        14,034
          Used trailers                              19,112        16,717
                                               ------------  ------------
                                                   $159,458      $134,294
                                               ============  ============

NOTE 3.   LEASING AND FINANCE OPERATIONS

        Wabash National Finance Corporation (the Finance Company), a wholly owned subsidiary of the Company, provides leasing and finance programs to customers for new and used trailers. The Finance Company's revenues were $18,234 and $10,653 during the six months ended June 30, 1996 and 1995, respectively. Income before income taxes was $1,160 and $2,103 during the six months ended June 30, 1996 and 1995, respectively. Included below is condensed balance sheet information which segregates the assets and liabilities of the Finance Company. All of the Finance Company's debt is on a stand alone basis without guarantees by the Company.

                                                 June 30, 1996
                                    --------------------------------------
                                                   (Unaudited)               December 31,
                                    Wabash      Finance                          1995
                                    National    Company     Consolidated     Consolidated
                                    --------- ------------- --------------  --------------
ASSETS:
  Current assets                    $ 251,698    $ 9,182     $260,880         $ 227,562
  Property, plant and
    equipment, net                     79,064         58       79,122            76,192
  Equipment leased to
   others, net                            ---     54,525       54,525            35,362
  Finance contracts, net
    of current portion                    ---     25,951       25,951            35,123
  Other assets                         10,764        153       10,917             9,895
  Due from subsidiary/(to) parent       6,912     (6,912)         ---               ---
  Investment in subsidiary             26,556        ---          ---               ---
                                    ---------    -------     --------         ---------
                                    $ 374,994    $82,957     $431,395         $ 384,134
                                    =========    =======     ========         =========

LIABILITIES AND STOCK-
   HOLDERS' EQUITY:
  Current liabilities               $  95,000    $ 9,722     $104,722         $ 114,364
  Long-term debt, net of
    current maturities                 86,235     41,969      128,204            73,726
  Other long-term
    liabilities                        15,638      4,710       20,348            18,413
                                    ---------    -------     --------         ---------
                                      196,873     56,401      253,274           206,503
  Stockholders' equity                178,121     26,556      178,121           177,631
                                    ---------    -------     --------         ---------
                                    $ 374,994    $82,957     $431,395         $ 384,134
                                    =========    =======     ========         =========


NOTE 4.  LONG-TERM DEBT

        On January 31, 1996, the Company issued $50 million of unsecured 6.41% Series A Senior Notes due on January 31, 2003. The proceeds were used to repay amounts outstanding under the Company's revolving line of credit.

        In addition, during June, 1996, the Finance Company concluded a one-year extension of its existing $50 million secured, revolving bank line of credit which will now expire on June 10, 1997, at which time the terms of the credit facility can be renegotiated, or at the election of the Finance Company, the outstanding principal balance can be paid down in 36 equal monthly installments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net Sales

        Net sales for the second quarter of 1996 decreased $53 million or 27% compared to the same period in 1995 and were $69 million or 19% lower for the six month period ended June 30, 1996 compared to the corresponding period in 1995. The decreased sales for the second quarter and six month period were primarily attributable to a decrease in new trailer sales of $59.9 million and $81.8 million, respectively, offset in part by an increase in sales of used trailers which were previously under lease by the Finance Company of $6 million and $11 million, respectively. The decreases in new trailer sales of $59.9 million and $81.8 million for the three and six month periods, respectively, were caused by a 31% and 24% decrease in units sold, primarily as a result of weak market conditions in the domestic trailer industry and decreased production on the Company's plate trailer line as a result of a limited supply of composite
material for the Company's newly introduced composite plate trailer.   New
trailer sales in the second quarter of 1996 compared to the same period in 1995 were further impacted by a 2.7% decrease in the average sales price per new trailer sold, reflecting the shift in production mix during the quarter to lower priced doubles and away from higher priced plate trailers. For the six month period ended June 30, 1996, the average sales price per new trailer sold was approximately even with the same period in 1995. The Finance Company's lease portfolio increased from 6,800 new trailers at June 30, 1995 to 7,083 trailers at June 30, 1996. Lease revenues, for the three and six month periods ended June 30, 1996, excluding revenue from the sale of leased trailers, are even with revenues in the same periods in 1995. Revenues from aftermarket parts sales increased 30% and 17% for the three and six month periods ended June 30, 1996 compared to the same periods in 1995. The increase in aftermarket parts sales reflects the Company's strategy of continuing to increase its independent dealer network and branch operations.

Gross Profit

     Gross profit as a percentage of sales totaled 4.2% for the second quarter of 1996 compared to 8.8% for the same period in 1995. The gross profit margin for the six-month period ended June 30, 1996 as a percentage of sales was 5.0% versus 8.7% for the same period in 1995. The decrease in the gross profit percentage in 1996 reflects the decrease in sales volume, changes in product mix and increased costs related to the significant expansion of capacity during 1995. The expansion related costs included, among other things, increased depreciation and labor in both the three and six month periods ended June 30, 1996.

Income From Operations

     Income from operations for the three and six month period ended June 30, 1996 as a percentage of net sales was 2.1% and 3.0% compared to 7.4% and 8.7% for the same period in 1995. Income from operations in 1996 was impacted primarily by the decrease in the gross profit margins previously discussed.

     Interest Expense

     Interest expense for the three and six month period ended June 30, 1996 totaled $2.9 million and $5.5 million compared to $1.5 million and $2.5 million for the same period in 1995. The increase in interest expense primarily reflects new term and bank line of credit debt associated with the growth in the leasing operations and working capital requirements, primarily due to the increase in inventory.

     Taxes

     The provision for income taxes for the three and six month periods ended June 30, 1996 of $.1 million and $1.5 million, respectively, represents 41.0% and 39.3% of pre-tax income for the periods compared to the provision of $5.1 million and $9.8 million, or 38.9% and 39.6% of pretax income, respectively, for the same periods in 1995. The effective tax rates are higher than the Federal statutory rates of 35% due primarily to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     As presented in the Condensed Consolidated Statement of Cash Flows, net cash used in operating activities was $31.3 million during the first six months of 1996 primarily as a result of changes in working capital resulting from increases in accounts receivable and inventory coupled with a decrease in accounts payable. These changes in working capital were primarily the result of the continued weakness in the domestic trailer market as well as the Company's focus on new product introduction.

     During the first six months of 1996, the lease portfolio (finance contracts and equipment leased to others) increased $9.4 million, as the Company continued to expand its leasing operations. In addition, the Company used $4.7 million of cash for capital expenditures during the first six months of 1996, principally for the purpose of achieving increased manufacturing capacity and improved manufacturing productivity.

     At June 30, 1996, the Company's total debt was $137.8 million compared to $86.3 million at December 31, 1995. The net increase in the Company's debt primarily reflects new term and bank line of credit debt associated the increased working capital requirements due to higher receivables and inventory levels. Also, during January, 1996, the Company issued $50 million of unsecured 6.41% Series A Senior Notes due January 31,2003 and used the proceeds to repay amounts under the Company's revolving line of credit.

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

BACKLOG

                 The Company's backlog of orders was approximately $590 million at June 30, 1996 and $1,028 million at December 31, 1995. The Company builds trailers to customer order and does not maintain an inventory of new trailers built in anticipation of future orders. The Company's backlog represents the amount of orders the Company believes to be firm. Such orders may be subject to extension, delay or cancellation under certain circumstances.

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                 The Company held its annual meeting of security-holders on May 14, 1996, at which security-holders elected the Board of Directors for the ensuing year.

                 (1) Nominees Elected to the Board of Directors:

                                                  WITHHOLD AUTHORITY
                 NOMINEES                 FOR           TO VOTE
                 --------                 ---           -------
              Richard E. Dessimoz     17,400,021        80,494
              Donald J. Ehrlich       17,400,710        79,805
              John T. Hackett         17,400,210        80,305
              E. Hunter Harrison      17,400,110        80,405
              Mark R. Holden          17,400,110        80,405
              Ludvik F. Koci          17,398,971        81,544


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         10.40 First Amendment, dated December 5, 1995, to Credit Agreement dated June 13, 1995, between Core States Bank, N.A. and certain other banking institutions and Wabash National Finance Corporation.

         10.41   Second Amendment, dated June 11, 1996, to Credit
                 Agreement dated June 13, 1995, between Core States Bank, N.A. and certain other banking institutions and Wabash National Finance Corporation.

         10.42   Third Amendment, dated June 11, 1996 to Credit
                 Agreement dated June 13, 1995, between Core States Bank, N.A. and certain other banking institutions and Wabash National Finance Corporation.

      15.01    Report of Independent Public Accountants


(b)   Reports on Form 8-K:  None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WABASH NATIONAL CORPORATION



Date: August 4, 1996                         By: /s/ Mark R. Holden
     ------------------------                   --------------------------------
                                             Mark R. Holden
                                             Vice President - Chief
                                              Financial Officer
                                             (Principal Financial Officer
                                              and Principal Accounting
                                              Officer)