Form 10-Q
period 1996-09-30
WABASH NATIONAL CORP /DE
filed 1996-11-14
CIK 879526

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  204549

                                  FORM 10-Q

(Mark One)


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]                    SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                                      OR
              TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE
[ ]                    SECURITIES EXCHANGE ACT OF 1934




For the transition period from            to
                            ------------   ------------

Commission File Number:  1-10883
                         -------

                          WABASH NATIONAL CORPORATION
                          ---------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                             52-1375208
------------------------                     -------------
(State of Incorporation)                      (IRS Employer
                                          Identification Number)

1000 Sagamore Parkway South,
     Lafayette, Indiana                           47905
     ------------------                           -----



Registrant's telephone number, including area code: (317) 448-1591
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                   ---       ---

The number of shares of common stock outstanding at November 14, 1996 was 18,908,424.

                          WABASH NATIONAL CORPORATION

                                     INDEX

                                   FORM 10-Q


                                                           Page
                                                           ----

PART I - FINANCIAL INFORMATION


     Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets at           1
             September 30, 1996 and December 31, 1995

          Condensed Consolidated Statements of Income        2
             for the three and nine months ended
             September 30, 1996 and 1995

          Condensed Consolidated Statements of Cash          3
             Flows for the nine months
             ended September 30, 1996 and 1995

          Notes to Condensed Consolidated Financial          4
             Statements

     Item 2.  Management's Discussion and Analysis of        6
               Financial Condition and Results of Operations

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K               9

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                         September 30,        December 31,
                                                             1996                 1995
                                                        --------------        ------------
                                                         (Unaudited)           (Note 1)

                    ASSETS
                    ------

CURRENT ASSETS:
   Cash and cash equivalents                               $  6,283           $  2,097
   Accounts receivable, net                                  78,017             77,535
   Current portion of finance contracts                       5,948              5,979
   Inventories                                              148,842            134,294
   Prepaid expenses and other                                12,691              7,657
                                                           --------           --------
       Total current assets                                 251,781            227,562
                                                           --------           --------
PROPERTY, PLANT AND EQUIPMENT, net                           78,664             76,192
                                                           --------           --------
EQUIPMENT LEASED TO OTHERS, net                              60,377             35,362
                                                           --------           --------
FINANCE CONTRACTS, net of current portion                    25,864             35,123
                                                           --------           --------
OTHER ASSETS                                                 12,078              9,895
                                                           --------           --------
                                                           $428,764           $384,134
                                                           ========           ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------
CURRENT LIABILITIES:
   Current maturities of long-term debt                    $ 10,902             12,527
   Accounts payable                                          66,439             88,490
   Accrued liabilities                                       16,153             13,347
                                                           --------           --------
       Total current liabilities                             93,494            114,364
                                                           --------           --------
LONG-TERM DEBT, net of current maturities                   137,572             73,726
                                                           --------           --------
DEFERRED INCOME TAXES                                        19,717             18,045
                                                           --------           --------
OTHER NONCURRENT LIABILITIES                                    332                368
                                                           --------           --------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value 25,000,000
     shares authorized;  no shares issued                       ---                ---
   Series A Junior Participating Preferred
     stock, $.01 par value,300,000 shares
     authorized;  no shares issued                              ---                ---
   Common stock, $.01 par value 75,000,000
     shares authorized;  18,908,424 and
     18,943,228 shares issued and
     outstanding at September 30, 1996
     and December 31, 1995,respectively                         189                189
   Additional paid-in capital                                99,338             99,246
   Retained earnings                                         79,401             78,701
   Treasury stock, at cost, 59,600 and 19,600
     shares, respectively                                    (1,279)              (505)
                                                           --------           --------
                                                            177,649            177,631
                                                           --------           --------
                                                           $428,764           $384,134
                                                           ========           ========

           See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)





                              Three Months            Nine Months
                          Ended September 30,      Ended September 30,
                          -------------------      -------------------
                              1996     1995           1996     1995
                              ----     ----           ----      ----
                               (Unaudited)             (Unaudited)

NET SALES                    $161,303   $176,128   $463,131   $547,212

COST OF SALES                 155,196    162,342    442,075    501,268
                             --------   --------   --------   --------
    Gross Profit                6,107     13,786     21,056     45,944
GENERAL AND ADMINISTRATIVE
    EXPENSES                    2,304      1,752      6,624      5,209

SELLING EXPENSES                1,249        994      3,396      2,909
                             --------   --------   --------   --------
  Income from operations        2,554     11,040     11,036     37,826

OTHER INCOME (EXPENSE):
  Interest Expense             (2,567)    (1,690)    (7,561)    (4,148)
  Other, net                      147        196        459        727
                             --------   --------   --------   --------
  Income before income
   taxes                          134      9,546      3,934     34,405

PROVISION FOR INCOME TAXES         39      3,717      1,533     13,560
                             --------   --------   --------   --------
  Net Income                 $     95   $  5,829   $  2,401   $ 20,845
                             ========   ========   ========   ========
NET INCOME PER SHARE         $   0.01   $   0.31   $   0.13   $   1.10
                             ========   ========   ========   ========
CASH DIVIDENDS PER SHARE     $    .03   $   .025   $    .09   $   .075
                             ========   ========   ========   ========
AVERAGE SHARES OUTSTANDING     18,908     18,959     18,914     18,948
                             ========   ========   ========   ========

            See Notes to Condensed Consolidated Financial Statements

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                Nine Months
                                                              Ended September 30,
                                                            ----------------------
                                                               1996        1995
                                                                 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                               $  2,401    $ 20,845
   Adjustments to reconcile net income to net cash
       provided by (used in) operating
       activities-
   Depreciation and amortization                              11,640       7,970
   Bad debt provision                                            285         431
   Deferred income taxes                                       1,234       2,060
   Change in operating assets-
   (Increase) in accounts receivable                            (767)    (11,508)
   (Increase) in inventories                                 (16,746)    (55,540)
   (Increase) in prepaid expenses and other                   (4,596)     (2,324)
   (Decrease) increase in accounts payable                   (22,051)      3,005
   Increase in accrued liabilities                             2,806          26
   (Increase) in other assets                                 (1,898)     (2,136)
                                                            --------    --------
        Total adjustments                                    (30,093)    (58,016)
                                                            --------    --------
        Net cash used in operating activities                (27,692)    (37,171)
                                                            --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                       (6,150)    (32,515)
   Proceeds on disposal of leased equipment                   17,124        ---
   Investment in equipment leased to others                  (35,431)    (14,056)
   Investment in finance contracts                            (5,480)    (18,073)
   Principal payments on finance contracts                     3,654       4,276
   Payments for RoadRailer technology                         (1,759)        (41)
   Other                                                          85         (48)
                                                            --------    --------
        Net cash used in investing activities                (27,957)    (60,457)
                                                            --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                      (11,739)     (6,531)
   Borrowings under long-term revolver                       310,300     228,920
   Payments under long-term revolver                        (304,700)   (175,689)
   Proceeds from issuance of long-term debt                   68,361      15,000
   Proceeds from issuance of common stock, net of
       expenses                                                   92         494
   Payment of cash dividend                                   (1,705)     (1,421)
   Purchase of treasury stock                                   (774)        ---
                                                            --------    --------
        Net cash provided by financing activities             59,835      60,773
                                                            --------    --------
NET INCREASE (DECREASE) IN CASH                                4,186     (36,855)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               2,097      39,655
                                                            --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  6,283    $  2,800
                                                            ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest                                               6,668       2,883
        Income taxes                                             713      12,700

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
   Finance contracts converted to operating leases          $  3,201         ---
   Operating leases converted to finance contracts          $    998         ---
   Used trailers transferred from inventory into
       operations                                           $  2,198         ---

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

     In the opinion of the registrant, the accompanying financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of the Company at September 30, 1996 and December 31, 1995 and its results of operations for the three and nine month periods ended September 30, 1996 and 1995 and cash flows for the nine month period ended September 30, 1996 and 1995.



NOTE 2.  INVENTORIES
         -----------
         Inventories consisted of the following:

                                               September 30,   December 31,
                                                    1996           1995
                                                    -----          ----
                                                 (Unaudited)
         Raw material and components                $ 81,360      $ 89,961
         Work in process                              21,343        13,582
         Finished goods                               24,462        14,034
         Used trailers                                21,677        16,717
                                                    --------      --------
                                                    $148,842      $134,294
                                                    ========      ========

NOTE 3. LEASING OPERATIONS

     Wabash National Finance Corporation (the Finance Company), a wholly-owned subsidiary of the Company, provides leasing and finance programs to customers for new and used trailers. The Finance Company's revenues were $27,407 and $15,344 during the nine months ended September 30, 1996 and 1995 respectively. Income before income taxes was $1,790 and $3,214 during the nine months ended September 30, 1996 and 1995 respectively. Included below is condensed balance sheet information which segregates the assets and liabilities of the Finance Company.


                                    September 30, 1996
                                    ------------------
                                       (Unaudited)               December 31,
                              Wabash     Finance                     1995
                             National    Company   Consolidated  Consolidated
                             ---------  ---------  ------------  ------------
ASSETS:
  Current assets              $242,898     $8,883      $251,781      $227,562
  Property, plant
    and equipment, net          78,607         57        78,664        76,192

  Equipment leased to
    others, net                    ---     60,377        60,377        35,362
  Finance contracts,
    net of current portion         ---     25,864        25,864        35,123

  Other assets                  11,943        135        12,078         9,895
  Due from subsidiary/
   (to parent)                   5,855     (5,855)          ---           ---
  Investment in
    subsidiary                  26,934        ---           ---           ---

                              --------   --------      --------      --------
                              $366,237    $89,461      $428,764      $384,134
                              ========   ========      ========      ========
LIABILITIES AND STOCK-
  HOLDERS' EQUITY:
  Current liabilities          $82,648    $10,846       $93,494      $114,364
  Long-term debt, net
   current maturities           90,835     46,737       137,572        73,726
  Other long-term
   liabilities                  15,105      4,944        20,049        18,413
                              --------   --------      --------      --------
                               188,588     62,527       251,115       206,503
  Stockholders' equity         177,649     26,934       177,649       177,631
                              --------   --------      --------      --------
                              $366,237    $89,461      $428,764      $384,134
                              ========   ========      ========      ========

NOTE 4. LONG-TERM DEBT

     On January 31, 1996, the Company issued $50 million of unsecured 6.41% Series A Senior Notes due on January 31, 2003. The proceeds were used to repay amounts outstanding under the Company's revolving line of credit. Also, on September 30, 1996, the Company amended its $90 million revolving credit facility to extend the maturity date to January 1, 1998 and to adjust certain financial covenants.

     In addition, during June, 1996, the Finance Company concluded a one-year extension of its existing $50 million secured, revolving bank line of credit which now expires on June 10, 1997, at which time the terms of the credit facility can be renegotiated, or at the election of the Finance Company, the outstanding principal balance can be paid down in 36 equal monthly installments.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     NET SALES

     Net sales for the three month period ended September 30, 1996, decreased $14.8 million or 8% compared to the same period in 1995 and were $84.1 million or 15% lower for the nine month period ended September 30, 1996 compared to the corresponding period in 1995. The decreased sales for the three and nine month periods were primarily attributable to a decrease in new trailer sales of $21.7 million and $103.5 million, respectively, offset in part by an increase in sales of used trailers which were previously under lease by the Finance Company of $6 million and $17 million, respectively.

     The decreases in new trailer sales of $21.7 million and $103.5 million for the three and nine month periods respectively, were caused by an 11% and 20% decrease in units sold, primarily as a result of weak market conditions in the domestic trailer industry and decreased production on the Company's plate trailer line as a result of a limited supply of composite material for the Company's newly introduced composite plate trailer. New trailer sales in the third quarter of 1996 compared to the same period in 1995 were further impacted by a 2.8% decrease in the average sales price per new trailer sold, reflecting increased pricing pressure in the commodity trailer market which, due to the decreased production on the Company's plate trailer line, comprised a higher percentage of the Company's sales in 1996 compared to 1995. For the nine month period ended September 30, 1996, the average sales price per new trailer sold was approximately 1% lower compared with the same period in 1995.

     The Company anticipates supply of the composite material to improve over the next several quarters as its supplier increases manufacturing capacity; however, this increased capacity is not expected to fulfill the Company's long-term demand for this product and as a result the Company plans to construct its own composite manufacturing facility in Lafayette, Indiana during 1997 at an estimated cost of approximately $20 million. Furthermore, the Company expects pricing to improve in the commodity trailer market as overall manufacturing capacity decreases in the domestic trailer market during this period of consolidation as two of the top ten trailer manufacturers have filed Chapter 11 bankruptcy. The foregoing paragraph contains forward-looking information; actual results may differ materially due to such factors as the Company's current dependence on a single supplier for composite material and the unpredictability of that supplier's performance; low barriers to entry in the commodity trailer market and the possibility that currently troubled competitors may continue to cut prices to sustain demand; and the unpredictability of overall market demand due to the cyclical nature of the trucking industry.

     The Finance Company's lease portfolio decreased from 7,500 trailers at September 30, 1995 to 7,200 trailers at September 30, 1996, primarily due to the sale of certain trailers under lease to Finance Company customers during the term of the respective leases. Lease revenues, for the three and nine month periods ended September 30, 1996, excluding revenue from the sale of leased trailers, are even with revenues in the same periods in 1995. Revenues from aftermarket parts sales increased 52% and 29% for the three and nine month periods ended September 30, 1996 compared to the same periods in 1995. The increase in aftermarket parts sales reflects the Company's strategy of continuing to increase its independent dealer network and branch operations.

     Gross Profit

     Gross profit as a percentage of sales totaled 3.8% for the third quarter of 1996 compared to 7.8% for the same period in 1995. The gross profit margin for the nine month period ended September 30, 1996 as a percentage of sales was 4.5% versus 8.4% for the same period in 1995. The decrease in the gross profit percentage in 1996 reflects the decrease in sales volume, changes in product mix and increased costs related to the significant expansion of capacity during 1995. The expansion related costs included, among other things, increased depreciation and labor in both the three and nine month periods ended September 30, 1996.

     Income From Operations

     Income from operations for the three months ended September 30, 1996 as a percentage of sales was 1.6% versus 6.3% for the same period in 1995. Income from operations for the nine month period ended September 30, 1996 as a percentage of sales was 2.4% versus 6.9% for the same period in 1995. The decrease in the percent of income from operations for the three and nine months ended September 30, 1996 was a result of the decrease in the gross profit margins previously discussed as well as increased SG&A costs as a percent of sales resulting from decreased sales volume coupled with increased use of the Company's receivables sale and servicing agreement which led to higher discount costs.

     Interest Expense

     Interest expense for the three and nine month periods ended September 30, 1996 totaled $2.6 million and $7.6 million compared to $1.7 million and $4.1 million for the same periods in 1995. The increase in interest expense primarily reflects new term and bank line of credit debt associated with the growth in the leasing operations, higher capital expenditures and increased working capital requirements, primarily due to the increase in inventory.

     Taxes

     The provision for income taxes for the nine month period ended September 30, 1996 of $1.5 million represents 39.0% of pre-tax income for the period compared to the provision of $13.6 million or 39.4% of pretax income for the same period in 1995. The effective tax rates are higher than the Federal statutory rates of 35% due primarily to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     As presented in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $27.7 million during the first nine months of 1996 primarily as a result of changes in working capital resulting from an increase in inventory coupled with a decrease in accounts payable. These changes in working capital were primarily the result of the continued weakness in the domestic trailer market as well as the Company's focus on expansion of its product line which requires initial up front investments in working capital.

     During the first nine months of 1996, the lease portfolio (finance contracts and equipment leased to others) increased $15.7 million, as the Company continued to expand its leasing operations. In addition, the Company used $8.3 million of cash for capital expenditures during the first nine months of 1996, principally for the purpose of achieving improved manufacturing productivity.

     At September 30, 1996, the Company's total debt was $148.5 million compared to $86.3 million at December 31, 1995. The net increase in the Company's debt primarily reflects new term and bank line of credit debt associated with growth in the Finance Company's leasing operations as well as increased working capital requirements. Also, during January, 1996, the Company issued $50 million of unsecured 6.41% Series A Senior Notes due January 31, 2003 and used the proceeds to repay amounts under the Company's revolving line of credit. In addition, the Company anticipates closing on a $100 million Senior Note institutional private placement during the fourth quarter of 1996. The proceeds are expected to be drawn down in several installments over the next six months and will primarily be used to recapitalize the Finance Company by repaying certain of the Finance Company's debt.

     On April 27, 1995, the Company announced that the Board of Directors authorized a common stock repurchase plan of up to $30 million in the aggregate. The Company may purchase its common stock in the open market or in block transactions from time to time as it deems appropriate.

     Other sources of funds for capital expenditures, continued expansion of businesses, potential contingent payments associated with the acquisition of RoadRailer technology, dividends, principal repayments on debt, stock repurchase and working capital requirements are expected to be cash from operations, additional borrowings under the credit facilities and term borrowings. The Company believes that these funding sources will be adequate for its anticipated requirements.


BACKLOG

     The Company's backlog of orders was approximately $475 million at September 30, 1996 and $858 million at December 31,1995. The Company builds trailers to customer order and does not maintain an inventory of new trailers built in anticipation of future orders. The Company's backlog represents the amount of orders the Company believes to be firm. Such orders may be subject to extension, delay or cancellation, under certain circumstances.

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)     Exhibits:  (Numbered in accordance with Item 601 of Regulation S-K)



        10.43 Commercial Note and Security Agreements in the principal amount of $5,000,000 between Wabash National Finance Company and National City Bank of Indiana dated September 30, 1996.

        10.44 Second Amendment, dated September 30, 1996, to Revolving Credit Loan Agreement dated April 28, 1995, between NBD Bank, N.A. and Wabash National Corporation.


        15.01    Report of Independent Public Accountants

(b)     Reports on Form 8-K:     None



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WABASH NATIONAL CORPORATION



Date: November 13, 1996                 By: /s/ Mark R. Holden
                                            ------------------
                                                Mark R. Holden
                                                Vice President - Chief
                                                Financial Officer
                                                (Principal Financial Officer
                                                and Principal Accounting
                                                Officer)