Form 10-K
period 1996-12-31
WABASH NATIONAL CORP /DE
filed 1997-02-10
CIK 879526

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 COMMISSION FILE NUMBER 17684-3

                          WABASH NATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                            52-1375208
         (STATE OR OTHER JURISDICTION)             (IRS EMPLOYER
       OF INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

          1000 SAGAMORE PARKWAY SOUTH                    47905
              LAFAYETTE, INDIANA                       (ZIP CODE)
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (765) 448-1591
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

     Securities registered pursuant to Section 12(b) of the Act:


                                                  Name of each exchange
             Title of each class                    on which registered
       ----------------------------------------  -----------------------
       Common Stock, $.01 Par Value              New York Stock Exchange
       Series A Preferred Share Purchase Rights  New York Stock Exchange


       Securities registered pursuant to Section 12(g) of the Act:   None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __X__ Yes. ____No.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [    ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant as of January 30, 1997 was $326,217,000, based upon the closing price of the Company's common stock as quoted on the New York Stock Exchange composite tape on such date.

     The number of shares outstanding of the registrant's common stock as of January 30, 1997 was 18,910,923.

     The Proxy Statement for Annual Meeting of Stockholders to be held May 8, 1997 is incorporated into this Form 10-K Part III by reference.

================================================================================

                              TABLE OF CONTENTS

                         WABASH NATIONAL CORPORATION
                          FORM 10-K FOR THE FISCAL
                        YEAR ENDED DECEMBER 31, 1996

                                                                                      PAGES
PART I.
Item 1.    Business ..................................................................  1

Item 2.    Properties ................................................................  8

Item 3.    Legal Proceedings .........................................................  9

Item 4.    Submission of Matters to Vote of Security Holders .........................  9

PART II.

Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters ..  9

Item 6.    Selected Financial Data ...................................................  9

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations .............................................................  10

Item 8.    Financial Statements and Supplementary Data ...............................  15

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure .............................................................  29

PART III.

Item 10.   Directors and Executive Officers of the Registrant ........................  30

Item 11.   Executive Compensation ....................................................  31

Item 12.   Security Ownership of Certain Beneficial Owners and Management ............  31

Item 13.   Certain Relationships and Related Transactions ............................  31

PART IV.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........  31

SIGNATURES ...........................................................................  34


PART I

ITEM 1--BUSINESS

     Wabash National Corporation ("Wabash" or the "Company") designs, manufactures and markets standard and customized truck trailers, including dry freight vans, refrigerated trailers and bimodal vehicles and also produces and sells aftermarket parts through its division, Wabash National Parts. The Company believes that it is the largest United States manufacturer of truck trailers and the leading manufacturer of both fiberglass reinforced plastic ("FRP") trailers and aluminum plate trailers. In addition, the Company is the exclusive manufacturer of RoadRailer(R) trailers, a patented bimodal technology owned by the Company which consists of trailers and detachable rail bogies that permit a vehicle to run both over the highway and directly on railroad lines. The Company's wholly-owned subsidiary, Wabash National Finance Corporation, (the "Finance Company") provides leasing and financing programs to its customers for new and used trailers.

     Wabash markets its products directly and through dealers to truckload and less-than-truckload ("LTL") common carriers, private fleet operators, household moving and storage companies, leasing companies, package carriers and intermodal carriers including railroads. The Company has established significant relationships as a supplier to many large customers in the transportation industry, including those set forth below:

      -    Truckload Carriers:  Schneider National, Inc.; Werner
           Enterprises; Swift Transportation Co.; Dart Transit, Inc.; Heartland Express, Inc.; Crete Carrier Corporation; Knight Transportation; Frozen Food Express Industries (FFE)

      -    Leasing Companies:  Transport International Pool (TIP);
           Penske Truck Leasing; Trailer Leasing Company (TLC); National Semi Trailer Corp.; Leaseway Purchasing Corp.

      -    Private Fleets:   Safeway; Chrysler; The Kroger Company;
           Stone Container Corporation;  Foster Farms

      -    Less-Than-Truckload Carriers:  Roadway Express, Inc.; Old
           Dominion Freight Line, Inc.; Caliber Systems (Viking); USF Holland; Central Transport International

      -    Package Carriers:  Federal Express; United Parcel Service
           (UPS)

      - Domestic Intermodal Carriers: Triple Crown Services, Inc.; National Rail Passenger Corp. (Amtrak); Burlington Northern Santa Fe

      - International Intermodal Carriers: Bayerische Trailerzug Gesellschaft (BTZ); Compagnie Nouvelle De Conteneurs (CNC)

     The Company was founded in 1985 by its current President, Donald J. Ehrlich, and sixteen other associates. The Company's founders utilized their years of experience in the truck trailer manufacturing business to design and build a state-of-the-art manufacturing facility and to create a corporate culture which emphasizes design and new product development capabilities and stresses the integration of engineering, manufacturing and marketing.

     The Company's business strategy is to follow an integrated approach to engineering, manufacturing and marketing which emphasizes flexibility in product design and operations while preserving a low cost structure. Wabash has sought to identify and produce proprietary products in the trucking and bimodal industries which offer added value to customers and, therefore, generate higher profit margins than those associated with standard trailers. The Company has developed its leasing business and expects to continue such development. The Company also intends to expand its distribution of aftermarket parts and strengthen its existing dealer network in order to more effectively distribute its products. The Company believes that its RoadRailer bimodal technology provides the opportunity to maintain a reputation for design and new product development leadership and to continue to develop an international presence. The important elements of the Company's strategies are:

      - Assessment of Customer Needs. The Company's marketing, engineering and manufacturing departments work with customers to assess customer needs and to develop cost-effective engineering and manufacturing solutions. This process results in many highly customized products incorporating unique design features. The Company also seeks to acquire products, services and technologies that address customer needs and provide the opportunity for enhanced profit margins. The Company emphasizes long-term customer relationships at all levels in the Company, built on Wabash's reputation for flexibility and customization.

      - Engineering, Manufacturing and Purchasing. The Company's integrated approach emphasizes low-cost and flexible production on existing assembly lines without the need for extensive capital investment or re-tooling. The Company uses computer-aided design ("CAD") and computer-aided manufacturing ("CAM") techniques throughout the production process. The Company's product line is produced on several assembly lines in Lafayette, Indiana where quality control and uniformity can be maintained while line or facility downtime is reduced. The Company also utilizes just-in-time techniques for many aspects of the production process including delivery of components immediately prior to the time needed for assembly. These techniques have substantially reduced the capital investment and set-up time associated with introducing product innovations and have also reduced product waste and unnecessary product handling time.

      - Product Differentiation. Wabash has developed or acquired several proprietary products and processes which it believes are recognized as high in quality and distinctive in design. While the Company is a competitive producer of standardized products, it emphasizes the development and manufacture of distinctive and more customized products and believes that it has the engineering and manufacturing capability to produce these products efficiently. The Company expects to continue a program of aggressive product development and selective acquisitions of quality proprietary products which distinguish the Company from its competitors and provide opportunities for enhanced profit margins.

      - Corporate Culture. Since the Company's founding, management has fostered a corporate culture which emphasizes design and new product development capabilities as well as extensive employee involvement. All employees participate in extensive classroom training covering all aspects of the Company's business, including team building and problem solving, statistical process control, economics and finance. Wabash employs a compensation program which rewards all hourly employees through the distribution of a percentage of the Company's after-tax profits. Wabash's safety program has been developed with employee participation and has been cited for each of the last eight years (1988-1995) by the Truck Trailer Manufacturing Association for achieving the best safety record among large plants in the industry. The Company believes that its corporate culture has produced a highly trained and motivated workforce that understands the Company's business strategy and that is keenly interested in and rewarded by the success of the Company.

     Wabash was incorporated in Delaware in 1991 and is the successor by merger to a Maryland corporation organized in 1985.


THE TRUCK TRAILER INDUSTRY

     The U.S. market for truck trailers and related products has historically been cyclical and has been affected by overall economic conditions in the transportation industry as well as regulatory changes. Management believes that customers historically have replaced trailers in cycles that run from approximately six to eight years. Both state and Federal regulation of the size, safety features and configuration of truck trailers have led to increased demand for trailers meeting new regulatory requirements from time to time. Currently, for instance, most states permit the use of 53 foot trailers, and this development has had a positive effect on trailer demand in the past few years.

     A large percentage of the new trailer market has historically been served by the ten largest truck trailer manufacturers, including the Company. Price, flexibility in design and engineering, product quality and durability, warranty, dealer service and parts availability have influenced competitive position in the markets served. Historically, there has been manufacturing over capacity in the truck trailer industry, particularly among the competitors of the Company.

     The following table sets forth domestic trailer shipments for the Company, its nine largest competitors and for the United States trailer industry as a whole:


                               1996     1995     1994     1993     1992
                            -------  -------  -------  -------  -------
WABASH NATIONAL ..........   36,517   42,424   35,679   22,060   19,253
Great Dane ...............   25,730   36,514   29,756   23,900   21,717
Utility ..................   19,731   25,068   19,501   13,768   10,022
Monon ....................   11,164   21,172   13,478    9,500    8,300
Trailmobile ..............   11,094   21,239   16,671   14,500   11,908
Dorsey ...................    8,595   12,276   12,010   10,190    7,496
Fruehauf .................    8,509   16,653   16,092    9,445   18,916
Stoughton ................    8,300   14,770   13,000   13,500   10,011
Strick ...................    8,141   18,427   15,599   12,800   10,500
Fontaine .................    4,613    5,465    4,530    3,700    3,087
Total Industry ...........  192,362  284,268  236,016  188,319  165,268

Source: Southern Motor Cargo Magazine (C) 1997. A complete report for the top 30 manufacturers may be obtained from Southern Motor Cargo, P.O. Box 40169, Memphis, TN 38174. The above figures reflect shipments not units produced.

REGULATION

     Truck trailer length, height, width, maximum weight capacity and other specifications are regulated by individual states. The Federal Government also regulates certain safety features incorporated in the design of truck trailers. Manufacturing operations are subject to environmental laws enforced by Federal, state and local agencies, and the Company is currently in the process of undertaking a soil remediation effort at its facility (See "Environmental Matters").

PRODUCTS

     Since the Company's inception in 1985, the Company has expanded its product offerings from a single product into a broad line of transportation equipment and related products. As a result of its long-term relationships with its customers, the Company has been able to work closely with its customers to create competitive advantages through development and production of productivity--enhancing transportation equipment. The Company's current product offering includes:

Transportation Equipment

      - Plate Trailers. The aluminum plate trailer was introduced into the Company's product line in 1985. Since these trailers utilize thicker and more durable sidewalls than standard sheet and post or FRP construction and avoid the use of interior liners, the life of the trailer is extended and maintenance costs are significantly reduced. In addition, the post used in constructing the sidewalls of the plate trailer is much thinner and therefore provides greater interior volume than a standard sheet and post trailer. Plate trailers are used primarily by truckload carriers. The Company believes that it is the largest producer of plate trailers in the United States. In late 1995, the Company introduced its composite plate trailer. Features of the new composite plate trailer include increased durability and greater strength than the aluminum plate trailer. The composite material is a high density vinyl core with a steel skin.

      - RoadRailer trailers. In 1987, the Company began manufacturing RoadRailer trailers. RoadRailer trailers represent a patented bimodal technology consisting of a truck trailer and detachable rail

           "bogie" permitting a trailer to run both over the highway and directly on railroad lines. The Company believes that the RoadRailer system can be operated more efficiently than alternative intermodal systems such as "piggyback" or "stack" railcars which require terminal operators to transfer vehicles or containers to railcars. In 1991, the Company acquired the exclusive rights to market and exploit RoadRailer technology. By offering the bimodal technology in a number of variations, the Company believes it can increase its penetration of the intermodal market and enlarge its pool of potential customers. The current variants are the ReeferRailer(R) trailer, the ChassisRailer(R) trailer, the PupRailer(R) trailer, the AutoRailer(R) trailer and the 19.5 RoadRailer trailer. Management believes that RoadRailer trailers and its variants will provide the opportunity for the Company to maintain a reputation for technological leadership in the transportation industry.

      - Lightweight Railcars. In 1995, the Company introduced its first prototype lightweight, totally enclosed, high-speed railcar (the "AllRailer(R) railcar"). The AllRailer railcar design allows shippers to transport vehicles by rail in a fully-enclosed environment, protected from both airborne contamination and vandalism. The AllRailer unit has the flexibility to be converted for use in either a bi-level or tri-level configuration by positioning the upper floors to handle automobiles or vehicles such as pick-up trucks, vans or sport/utility vehicles. This feature should result in greater railcar utilization and a reduction in repositioning empty railcars. AllRailer railcars feature a heavy duty version of the RoadRailer slack-free coupler, which reduces up to 99.8 percent of the forces transmitted to vehicles as a result of train slack action. Additional AllRailer railcar features include a wide interior, door edge protection and flat floors with built-in bridge plates between cars, all designed to provide damage-free vehicle loading and unloading.

      - Refrigerated trailers. Refrigerated trailers were introduced into the product line in 1990. The Company's proprietary process for building these trailers involves injecting insulating foam in the sidewalls and roof in a single process prior to assembly, which improves both the insulation capabilities and the durability of the trailers. These trailers are used primarily by private fleets in the transportation of perishable food products. During 1995, the Company opened its new refrigerated trailer manufacturing facility in Lafayette, Indiana.

      - FRP vans and doubles. The Company's initial product was fiberglass reinforced plastic trailers which have been purchased primarily by LTL carriers utilizing doubles or triples. Motor carriers utilizing standard double or triple trailers frequently reach the maximum legal weight limits before they fill the capacity of the trailers. Since FRP trailers are lighter in weight than some other types of double trailers, they enable LTL carriers to attain higher productivity than could be achieved using other types of double trailers. The Company believes that it is the largest producer of FRP trailers in the United States.

      - Aluminum vans and doubles. Aluminum vans and doubles, also known as sheet and post trailers, were introduced into the product line in 1986 and are the standard trailer product purchased by most segments of the trucking industry.

      - Other. The Company's other transportation equipment include container chassis, flatbed trailers, rollerbed trailers, soft-sided trailers and converter dollies.

Leasing and Finance

     Through 1991, the Company leased trailers to customers on a very limited basis, primarily involving used trailers taken in trade from other customers. In late 1991, the Company began to build its in-house capability to provide leasing programs to its customers through its newly formed subsidiary, Wabash National Finance Corporation ("the Finance Company"). At December 31, 1996, the Finance Company had approximately $63.8 million in equipment leased to others, net and $43.9 million invested in finance contracts. These leasing assets have been financed through term debt. Leasing revenues of the Finance Company represented 9.2%, 3.6% and 2.9% of total net sales during 1996, 1995 and 1994, respectively.

Aftermarket Parts

     The Company also produces replacement parts and accessories both for its own and competitors' trailers and related equipment. Aftermarket parts represent a stable business which can produce high gross profit margins and are marketed through its division, Wabash National Parts. Management expects that the manufacture and sale of aftermarket parts will be a growing part of its product mix as the number and age of its units in service increases. Sales of these products represented 4.5%, 3.0%, and 3.5% of total net sales during 1996, 1995 and 1994, respectively.

Used Trailers

     The Company is also involved in the sale of used trailers, which are primarily trade-ins from its customers for new trailers. The Company generally sells its used trailers both directly and through the Finance Company. Depending upon the customer's desire, the Company may recondition a used trailer or "stretch" the trailer to convert a 48-foot unit into a 53-foot unit. Used trailer sales promote new sales by permitting trade-in allowances and have represented a stable source of revenue for the Company. The sale of used trailers represented 4.6%, 2.5% and 1.1% of total net sales during 1996, 1995 and 1994, respectively.

CUSTOMERS

     The Company's customer base includes many of the nation's largest truckload common carriers, domestic and international intermodal carriers including railroads, leasing companies, LTL common carriers, private fleet carriers, and package carriers. The Company is currently the sole supplier for several of its customers.

     Schneider National, Inc. accounted for approximately 13% of the Company's net sales during both 1996 and 1995 and 16% during 1994. Swift Transportation Company accounted for approximately 15% of the Company's net sales in 1996. No other customer represented more than 10% of net sales in 1996, 1995 or 1994. The Company's net sales in the aggregate to its five largest customers were 39%, 33% and 37% of its net sales in 1996, 1995 and 1994, respectively.

     Truckload common carriers include large national lines as well as regional carriers. The large national truckload carriers, who continue to gain market share at the expense both of regional carriers and private fleets, typically purchase trailers in large orders with highly individualized specifications. Trailers purchased by truckload common carriers including Schneider National, Inc., Werner Enterprises, Swift Transportation Co., Heartland Express, Inc., Dart Transit, Inc., Crete Carrier Corporation, Knight Transportation and FFE represented 58.3%, 63.9% and 57.3% of the Company's total new trailer sales in 1996, 1995 and 1994, respectively.

     Leasing companies include large national companies as well as regional and local companies. Among leasing companies, the Company's customers include Transport International Pool (TIP), Trailer Leasing Company, National Semi Trailer Corp. and Penske Truck Leasing. New trailer sales to leasing companies represented 8.0%, 10.4% and 14.8% of total new trailer sales in 1996, 1995 and 1994, respectively.

     Private fleet carriers represent the largest segment of the truck trailer industry in terms of total units, but are dominated by small fleets of 1 to 100 trailers. Among the larger private fleets, such as those of the large retail chain stores, automotive manufacturers and paper products, truck trailers are often ordered with customized features designed to transport specialized commodities or goods. Among private fleets, the Company's customers include Chrysler, Safeway, Foster Farms, The Kroger Company and Stone Container Corporation. New trailer sales to private fleets represented 9.4%, 10.0% and 4.2% of total new trailer sales in 1996, 1995 and 1994, respectively.

     LTL carriers have experienced consolidation in recent years, and the industry is increasingly dominated by a few large national and several regional carriers. Since the Highway Reauthorization Act of 1983 mandated that all states permit the use of 28 foot double trailers, there has been a conversion of nearly all LTL carriers to doubles operations. Order sizes for LTL carriers tend to be in high volume and with standard specifications. LTL carriers who have purchased Company products include Roadway Express, Inc., Old Dominion Freight Line, Inc., Viking, USF Holland, Central Transport and TNT Freightway, Inc. New trailer sales to LTL carriers accounted for 14.9%, 6.8% and 10.3% of total new trailer sales in 1996, 1995 and 1994, respectively.

     In the U.S., the package carrier industry is dominated by Federal Express, United Parcel Service and Roadway Package System, Inc. Federal Express and UPS have developed rigid specifications for their highly specialized trailers and have historically purchased trailers from a small number of suppliers, including Wabash. New trailer sales to package carriers represented 2.7%, 6.3% and 3.5% of total new trailer sales in 1996, 1995 and 1994, respectively.

     Customers for the Company's proprietary RoadRailer products included United States and foreign intermodal carriers such as Triple Crown Services, Amtrak, Allied Systems, Bayerische Trailerzug Gesellschaft and Compagnie Nouvelle De Conteneurs. The Company believes that the RoadRailer technology has enabled it to develop an international presence. Anticipated sources of future revenue in the RoadRailer business also includes license fees from the license of RoadRailer technology to overseas manufacturers. New trailer sales of RoadRailer products represented 6.6%, 2.6% and 9.9% of total new trailer sales in 1996, 1995 and 1994, respectively.

     The balance of new trailer sales in 1996, 1995 and 1994 were made to dealers and household moving carriers.


MARKETING AND DISTRIBUTION

     Trailer Sales. The Company and other truck trailer manufacturers market and distribute their products in two principal ways. Certain types of customers purchase directly from the factory, while others purchase primarily from dealers. The factory direct accounts include the larger truckload, LTL, package and household moving carriers and certain private fleets and leasing companies, and are high volume purchasers. The Company has focused its resources on the factory direct market, where customers are generally aware of the Company's management and its reputation in the trailer manufacturing industry, rather than on its dealer network. The current strategy is to increase its share of the factory direct market while expanding its dealer sales by attracting additional high quality regional dealers. The dealers primarily serve intermediate and smaller sized carriers and private fleets in the geographic region where the dealer is located and on occasion may sell to large fleets. The dealers also perform service work for many of their customers. The Company believes that the expansion of its dealer network will enable it to increase sales to regional carriers including private fleets and will assist in the distribution of aftermarket parts.

     The larger LTL and private fleets, as well as the national fleets which increasingly dominate the truckload segment, buy factory direct with a great deal of customization. These larger carriers generally will purchase the largest trailer allowable by law in the areas they intend to operate, with maximum interior space. These carriers are the largest users of the plate trailers manufactured by the Company. The Company's factory direct sales are based on specific customer orders. The Company has seven full time marketing and sales employees responsible for factory direct sales. These individuals work closely with senior management and with representatives of the engineering and manufacturing departments in order to effectively market products designed to meet the needs of a specific customer. Factory direct sales represented 73.2%, 66.4% and 65.6% of total new trailer sales in 1996, 1995 and 1994, respectively.

     After the Company successfully obtained a significant share of the factory direct business and developed a reputation as a high quality manufacturer whose product was purchased by large carriers, the Company began to attract regional dealers. The Company expanded its product line in 1990 to include refrigerated vans to establish the full product line necessary to attract quality dealers. Changes in the management, product line, product quality and financial condition of many competitive manufacturers during the past five years also influenced many dealers to reconsider the product lines carried. At December 31, 1996, the Company's products were being offered by 40 independent dealers in 61 locations including Canada and Mexico. New trailer sales through dealers represented 26.8%, 33.6% and 34.4% of total new trailer sales in 1996, 1995 and 1994, respectively.

     On January 11, 1996, the Company announced a strategic alliance with Fruehauf Trailer Corporation ("Fruehauf"). As a part of this alliance, the Company announced that a private label manufacturing agreement had been reached whereby Wabash will build refrigerated van trailers for Fruehauf to market through Fruehauf's distribution network. These trailers will be built to Fruehauf's specifications, utilizing proprietary components such as axles, suspension and landing gear. In addition, the Company announced its intention to develop programs to enhance its aftermarket parts and used trailer business through Fruehauf's distribution network. On October 7, 1996, Fruehauf filed bankruptcy. It is expected this development will have little impact as there had been limited activity between the Companies since the alliance was announced.

     Leasing and Finance. In late 1991 the Company began to build an in-house capability to provide a leasing program to its customers for new and used trailers. Wabash National Finance Corporation was formed as a wholly owned subsidiary of the Company and a senior executive was hired to manage the leasing operations.

     Aftermarket Parts. The Company also produces replacement parts and accessories both for its own and competitors' trailers and related equipment. Aftermarket parts represent a stable business which can produce high gross profit margins. These products are offered through the Company's network of over 135 independent dealers and through its aftermarket parts division, Wabash National Parts.

RAW MATERIALS

     The Company utilizes a variety of raw materials and components including aluminum, lumber, tires and suspensions which it purchases from a large number of suppliers. Significant price fluctuations or shortages in raw materials or finished components may adversely affect the Company's results of operations. The raw material used in greatest quantity is aluminum, which is readily available from numerous sources. The Company is increasing its use of composite materials which includes high strength steel and a vinyl core. There is currently a very limited supply of this composite material. As a result, the Company is currently constructing its own composite material facility in Lafayette, Indiana. The central Midwest location of the Company's plant gives Wabash a competitive advantage in the transportation cost of inbound raw materials as well as the cost of delivery of finished product. Customers often use trailers coming off the assembly line to deliver freight outbound from the Midwest.

BACKLOG

     The Company's backlog of orders was approximately $462.0 million, $858.0 million and $1,028.7 million at December 31, 1996, 1995 and 1994, respectively. The Company expects to fill a majority of its existing backlog of orders by the end of 1997. The Company has historically built trailers to customer order and does not maintain an inventory of new trailers built in anticipation of future orders.

PATENTS, LICENSES AND TRADEMARKS

     The Company currently holds or has applied for approximately 63 patents in the United States on various components and techniques utilized in its manufacture of truck trailers, of which 23 patents and 12 applications in the United States cover the Company's RoadRailer technology. RoadRailer technology is also covered by the Company's patents registered in 16 foreign countries. The Company utilizes confidential proprietary information in the design and manufacturing of its products and takes appropriate measures, including legal action where necessary, to protect its trademarks, patents and proprietary rights. The Company does not license the use of its trademarks, patents or proprietary rights to other persons, except that the Company has entered into six licensing agreements with foreign firms in over 19 countries for those firms to utilize the Company's proprietary RoadRailer technology and trademarks in return for royalty payments based on sales. In addition, as a part of the Fruehauf alliance, the Company reached an exclusive cross license agreement relative to composite plate trailer design and patents. Under this agreement, Wabash and Fruehauf will have the exclusive right to build and distribute composite plate trailers covered by patents owned by the Company and Fruehauf.

RESEARCH AND DEVELOPMENT

     The Company emphasizes design and product innovation and has increased its expenditures for research and development in recent years since its founding. The Company has a reputation in the industry for its innovation in product design and low cost manufacturing. The Company's policy is to expense all research and development costs as incurred. Research and development costs were $1.2 million in 1996, $1.6 million in 1995 and $1.4 million in 1994. Research and development efforts include the development of proprietary highly automated manufacturing equipment and tooling, much of which was developed by the employees who operate the equipment. The Company attempts to foster a culture that encourages innovation by all employees, particularly those working on the factory floor.

ENVIRONMENTAL MATTERS

     Wabash operates in several sites in Lafayette pursuant to permits issued by the Indiana Department of Environmental Management ("IDEM") Office of Air Management which restrict the emission of volatile organic compounds ("VOC") from the Company's painting, insulating and undercoating operations. The Company regularly reports its VOC emissions to IDEM and the United States Environmental Protection Agency ("EPA"), and believes its emissions comply with applicable laws and regulations. The Company also disposes of waste associated with painting operations in landfills pursuant to permits issued by IDEM and disposes of other solid wastes off-site through independent solid waste haulers.

     Wood preservatives and solvents associated with manufacturing activities conducted by the previous owner of the site, National Enterprises, Inc., which filed for bankruptcy protection, are contained in soils at a portion of that site and are being remediated voluntarily pursuant to a Work Plan approved by IDEM. Enhanced long-term bioremediation of the affected soils began in June 1991. Sufficient data have not yet been generated to predict when the remediation will be complete, whether the enhanced bioremediation will achieve cleanup objectives imposed by regulatory agencies, and what the ultimate costs of cleanup will be. To date, costs associated with the on-site soil remediation have not been material. The Company does not expect the condition of the Site or the cost of cleanup to have a materially adverse effect upon the financial condition or operations of the Company.

     In 1989, the Company received and responded to a "Request For Information" pursuant to the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), and the Resource Conservation and Recovery Act, regarding the Tippecanoe Sanitary Landfill in Lafayette, Indiana. With one immaterial exception, the Company has not disposed of waste at this landfill. A generator claim against the Company pursuant to CERCLA for response costs associated with a cleanup of the landfill may be asserted, but none is known to be contemplated. The Company's apportioned share of liability for such cleanup, if any, is expected to be immaterial.

EMPLOYEES

     As of December 31, 1996, the Company employed 2,921 persons, of whom 36 are employed in research and engineering, 2,620 in manufacturing, 48 in sales and marketing, 102 in materials and 115 in administration, finance and management. None of the Company's employees are represented by a labor union. The Company places a heavy emphasis on employee relations through educational programs and quality control teams. The Company believes that its employee relations are excellent.

ITEM 2-- PROPERTIES

     The Company owns an approximately 1 million square foot facility in Lafayette, Indiana which houses its truck trailer manufacturing, tool and die operations, research laboratories and management offices. This facility, comprising 12 buildings on 79 acres, is subject to deeds of trust in favor of the owner of certain industrial revenue bonds sold to finance plant expansions in 1986. As a result of the Company's emphasis on efficient manufacturing processes, the Company believes it utilizes a large percentage of the Company's productive capacity during normal operations. In 1994, the Company purchased an additional facility in Lafayette, Indiana. The additional facility contains approximately 500,000 square feet of manufacturing space and is located on 300 acres. This facility was opened during 1995 and is used for expanded production capacity of truck trailers (primarily refrigerated trailers) and RoadRailer bimodal products. The Company also broke ground on its new composite material facility in early 1997 which is expected to be approximately 40,000 square feet of manufacturing space upon completion. The Company believes that these facilities are adequate for its operations.

ITEM 3-- LEGAL PROCEEDINGS

     There are certain lawsuits and claims pending against the Company which arose in the normal course of business. None of these claims are expected to have a material adverse effect on the Company's financial position or results of operations.


ITEM 4-- SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS

     None to report.

                                    PART II

ITEM 5-- MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     Following the Company's initial public offering of Common Stock on November 8, 1991, the Company's Common Stock has been traded on the New York Stock Exchange under the symbol "WNC." The following table sets forth, for the period indicated, the high and low last sale prices per share of the Common Stock as reported on the New York Stock Exchange Composite Tape and the dividends declared per common share.


                                                                                  DIVIDENDS
                                                                               DECLARED PER
                                                 HIGH            LOW           COMMON SHARE
                                                 ----           -----       ---------------
1995
   First Quarter .............................  $38.875         $27.875           $0.025
   Second Quarter ............................  $33.625         $27.75            $0.025
   Third Quarter .............................  $39.75          $30.35            $0.025
   Fourth Quarter ............................  $34.00          $19.875           $0.03
1996
   First Quarter .............................  $24.125         $18.25            $0.03
   Second Quarter ............................  $22.75          $17.375           $0.03
   Third Quarter .............................  $18.875         $15.125           $0.03
   Fourth Quarter ............................  $20.50          $15.75            $0.03
1997
   First Quarter (through January 30, 1997) ..  $18.50          $17.125             ---

     As of January 30, 1997, the Common Stock was held by 1,191 holders of record.


ITEM 6--SELECTED FINANCIAL DATA

     The following selected consolidated financial data, with respect to the Company for the five years in the period ended December 31, 1996 have been derived from the Company's consolidated financial statements, which statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their reports. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                                   YEARS ENDED DECEMBER 31,
                                                             -------------------------------------
                                                      1996         1995         1994         1993         1992
                                                ----------   ----------   ----------   ----------   ----------
                                                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Net sales ..................................    $631,492     $734,299     $561,797     $360,030     $289,097
  Cost of sales ..............................     602,629      677,503      511,821      325,123      267,743
                                                ----------   ----------   ----------   ----------   ----------

      Gross profit ...........................      28,863       56,796       49,976       34,907       21,354
  Selling, general and administrative
    expenses..................................      13,359       11,111        8,723        7,465        6,145
                                                ----------   ----------   ----------   ----------   ----------

      Income from operations .................      15,504       45,685       41,253       27,442       15,209
  Interest expense ...........................     (10,257)      (6,251)      (2,684)      (1,388)        (704)
  Other, net .................................         788          875        1,019         (184)           1
                                                ----------   ----------   ----------   ----------   ----------

      Income before taxes ....................       6,035       40,309       39,588       25,870       14,506
  Provision for income taxes .................       2,397       14,902       15,663       10,315        5,575
                                                ----------   ----------   ----------   ----------   ----------

      Net income .............................    $  3,638     $ 25,407     $ 23,925     $ 15,555     $  8,931
                                                ==========   ==========   ==========   ==========   ==========

  Net income per common share ................    $   0.19     $   1.34     $   1.32     $   0.90     $   0.54

  Cash dividends declared per common share ...    $   0.12     $  0.105     $   0.85     $   0.07     $  0.017

                                                                   YEARS ENDED DECEMBER 31,
                                                             -------------------------------------
                                                       1996         1995          1994        1993         1992
                                                   --------      -------        ------      ------      -------
                                                    (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA (at end of period):
  Working capital ............................     $148,712     $113,198     $  90,802    $ 56,407     $ 44,129
  Total lease portfolio ......................      113,811       76,464        53,479      37,647       18,854
  Total assets ...............................      440,071      384,134       300,679     179,801      134,633
  Long-term debt, net of current maturities ..      151,307(1)    73,726(1)     24,857      24,422       18,105
  Stockholders' equity .......................      178,368      177,631       154,181      87,464       62,086

(1) Long-term debt, net of current maturities includes $80.9 million in 1996 and $31.0 million in 1995 incurred by the Finance Company in connection with its lease and finance operations.

ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

     This document contains various forward-looking comments. These comments should be viewed in connection with the risk factors disclosed in the Company's Form 8-K as filed with the Securities and Exchange Commission on January 21, 1997.

     As a result of the significant investments made by the Company in new products and new markets coupled with a 32% decline in total U.S. truck trailer demand, net sales and net income decreased during 1996. New product introductions resulted in the Company's product mix becoming significantly more dependent on standard type trailer equipment at the same time that demand for truck trailers in the United States decreased approximately 32%. The decline in truck trailer demand during 1996 coupled with excess capacity in the industry resulted in extreme pricing pressure on new trailers which unfavorably impacted margins. As a result, the Company's net sales decreased 14% during 1996 to $631.5 million compared to $734.3 million in 1995 while net income decreased to $3.6 million ($0.19 per share) compared to $25.4 million ($1.34 per share) in 1995. The decline in truck trailer demand combined with excess capacity resulted in two of the ten largest manufacturers entering bankruptcy during 1996. Partially offsetting the decrease in net sales were increases in the sales of the Company's leasing and finance and aftermarket parts operations. The demand for the Company's products continued to be strong as the Company began 1997 with approximately $460 million in backlog, a majority of which is expected to be delivered in 1997.

     In 1995, the Company experienced a 31% increase in net sales and a 6% increase in net income over 1994 levels as a result of increased demand for Company products.

     The following table sets forth certain operating data as a percentage of net sales for the periods indicated:


                                                    PERCENTAGE OF NET SALES
                                                    YEARS ENDED DECEMBER 31,
                                             ------------------------------------
                                                 1996          1995          1994
                                             --------  ------------  ------------

      Net sales ...........................     100.0%        100.0%        100.0%
      Cost of sales .......................      95.4          92.3          91.1
                                             --------  ------------  ------------

           Gross profit ...................       4.6           7.7           8.9
      General and administrative expense ..       1.4           1.0           1.0
      Selling expense .....................        .7            .5            .6
                                             --------  ------------  ------------

           Income from operations .........       2.5           6.2           7.3
      Interest expense ....................      (1.6)          (.8)          (.5)
      Other, net ..........................        .1            .1            .2
                                             --------  ------------  ------------

           Income before taxes ............       1.0           5.5           7.0
      Provision for taxes .................        .4           2.0           2.8
                                             --------  ------------  ------------

           Net income .....................        .6%          3.5%          4.3%
                                             ========  ============  ============

RESULTS OF OPERATIONS

   Net Sales

     For the first time since 1991, industry shipments of new trailers decreased from prior year levels. Due to oversupply of new trailers in 1995 and industry consolidation in the full truckload segment, new trailer shipments in 1996 decreased an estimated 32% from 1995, compared to a 20% increase in 1995 from 1994 and a 25% increase in 1994 from 1993. During these periods the Company was able to increase its net sales in 1995 and 1994; however, sales decreased in 1996. During 1996, however, the Company was able to increase its estimated market share despite the 32% reduction in total industry new trailer shipments as a result of its strategy to continuously improve productivity, increase capacity and to provide superior equipment to the full truckload, refrigerated and intermodal segments, as follows:


                                                         YEARS ENDED DECEMBER 31,
                                                    ---------------------------------
                                                       1996        1995        1994
                                                    ----------  ---------   ---------
                                                     (DOLLAR AMOUNTS IN THOUSANDS)
Net sales ......................................   $631,492     $734,299    $561,797
% (decrease)/increase in sales from prior period      (14.0)%       30.7%       56.0%
Estimated % share of new trailer market ........       19.0%        14.9%       15.2%

     The decreased net sales for 1996 was attributable to a decrease in new trailer sales of $150.3 million, offset by increased aftermarket parts sales of $6.5 million, increased sales of used trailers previously under lease by the Finance Company of $9 million and a $32 million increase in the revenues of the Finance Company. The decrease in new trailer sales for the year was attributable to a 16% decrease in units sold, reflecting the decreased production on the Company's plate trailer line as a result of the limited supply of composite material and the 32% decline in U.S. truck trailer demand. In late 1995, the Company introduced its new composite plate trailer, the DuraPlate(R) trailer, the next generation of the plate trailer. Historically, the aluminum plate trailer had accounted for over half of the Company's revenues and even a greater percentage of its earnings. While not proprietary, the Company has enjoyed a sizable market share within this segment. As the success of the aluminum plate trailer grew, the Company experienced increased competition within its main product line and as a result, decreased margins. With this in mind, the Company has been developing for some time the next generation of the aluminum plate trailer, one which is proprietary in design. With the introduction of the DuraPlate trailer many of the Company's customers delayed taking the aluminum plate trailer. At the same time, the Company was severely limited on the supply of the composite material from one supplier who was not able to increase its capacity. As a result, the Company's plate trailer production decreased approximately 40% from 1995. The Company anticipates supply of the composite material to improve over the next several quarters as its supplier increases manufacturing capacity; however, this increased capacity is not expected to fulfill the Company's long-term demand for this product. As a result, the Company plans to construct its own composite manufacturing facility in Lafayette, Indiana during 1997 at an estimated cost of $17 million to $20 million. Furthermore, the Company expects pricing to improve in the standard trailer market as overall manufacturing capacity decreases in the domestic trailer market during this period of consolidation. The $32 million increase in leasing and finance revenues during 1996 was due to the increase in the number of trailers leased and financed to customers, which increased from approximately 7,200 trailers on lease at December 31, 1995 to approximately 9,900 trailers on lease at December 31, 1996 and due to the increase in the sale of leased or financed equipment. The increase in aftermarket parts sales reflects the Company's strategy of continuing to increase its independent dealer network, which consisted of over 135 independent dealers at December 31, 1996.


     The increase in sales of 21.1% and 63.1% in 1995 and 1994, respectively, reflects an increase in units sold due to increased demand for the Company's products.

Gross Profit

     During 1996, the Company experienced continued growth in the demand for several new products recently introduced, including, among others, its new composite plate trailer. However, due to a limited supply of composite material available from the Company's supplier, production on the Company's plate trailer line was down 40% from 1995 levels. As a result, the Company's production mix in 1996 was concentrated in the standard type trailer market which experienced significant pricing pressures and resulted in the Company's decreased gross profit margins. In addition, during late-1995 the Company completed its capacity expansion program which tripled its production capacity over 1993 levels and achieved a record number of new product introductions and new product developments. This increased level of capital expenditures impacted the Company's gross margin percentage in 1996 due to the unfavorable production mix in 1996. The Company believes these investments have positioned it for continued growth in the foreseeable future in light of a downturn in the domestic trailer market while at the same time giving it the opportunity to improve gross margins.


                                        YEARS ENDED DECEMBER 31,
                                   ----------------------------------
                                        1996        1995        1994
                                   ---------   ---------   ---------
                                    (DOLLAR AMOUNTS IN THOUSANDS)
           Gross profit .........    $28,863     $56,796     $49,976
           as a % of net sales ..        4.6%        7.7%        8.9%

Income from Operations

     Income from operations (income before interest, taxes and other items) was affected primarily by the changes in gross profit. The decrease in the percent of income from operations in 1996 was a result of the decrease in gross profit margins and increased selling, general and administrative (SG&A) expenses as a percent of net sales. Selling, general and administrative expenses increased during 1996 due in part to a $1.0 million increase in discount fees associated with the increased use of the Company's receivables sales and servicing agreement. Also impacting income from operations in 1996 was decreased income from the Finance Company. This decreased income was primarily due to the bankruptcy of certain large customers in 1996 and 1995. Reduced SG&A expenses as a percent of net sales partially offset decreased gross profit margins in 1995. Selling, general and administrative expenses were 2.1%, 1.5% and 1.6% of net sales in 1996, 1995 and 1994, respectively.



                                         YEARS ENDED DECEMBER 31,
                                    ----------------------------------
                                      1996         1995        1994
                                    ---------   ---------   ---------
                                    (DOLLAR AMOUNTS IN THOUSANDS)
         Income from operations ..    $15,504     $45,665     $41,253
         as a % of net sales .....        2.5%        6.2%        7.3%


Other Income (Expense)

     Interest expense totaled $10.3 million, $6.3 million and $2.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in interest expense primarily reflects new term and bank line of credit debt associated with growth in the Finance Company's leasing operations, which is expected to continue, and increased interest expense as a result of increased working capital requirements during 1996. Other, net is primarily comprised of a variety of immaterial, non-operating expense items. During 1994, it also included $1.0 million of interest income generated by higher levels of cash and cash equivalents resulting from the net proceeds of $44.3 million received from the issuance of additional shares of common stock by the Company.

Income Taxes

     The provision for Federal and State income taxes represented 39.7%, 37.0% and 39.6% of pre-tax income for 1996, 1995 and 1994, respectively. During 1995, the Company recognized a state income tax credit related to property improvements on its new facility acquired during 1994. This credit caused the effective tax rate to be 2.4% points lower than the statutory rates in 1995.


LIQUIDITY AND CAPITAL RESOURCES

     During 1996, the Company continued its investment in new product development and its leasing and finance operation. Capital expenditures during 1996 totaled $11.2 million and were principally used for achieving improved manufacturing productivity. In addition, the Company invested approximately $24.0 million during 1996 in working capital, primarily in inventory and accounts payable. The increased inventory was primarily due to increases in work-in-progress and finished goods associated with the production of RoadRailer equipment for export in 1996. The decrease in accounts payable from 1995 is a result of reduced raw material inventory as days payable outstanding remained level with 1995. The Finance Company also invested a net $43.7 million in its lease portfolio during 1996 which resulted in a net investment of $113.8 million at December 31, 1996. These investments during 1996 were financed primarily through an increase in long-term debt of $69 million and cash generated from operations.

     In connection with the investments discussed above, the Company's debt increased to $151.3 million at December 31, 1996 compared to $73.7 million at December 31, 1995. Of the $151.3 million of consolidated debt outstanding at December 31, 1996, the Finance Company had $80.9 million in outstanding borrowings as a result of its leasing activities compared to $43.2 million at December 31,1995. In December, 1996 the Company amended its unsecured revolving credit line to $85 million, with interest being based upon the London interbank rate

(LIBOR) plus 25 to 125 basis points, as defined. The Company continues to utilize a receivables sale and servicing agreement established in June, 1995, which enables the Company to sell up to $40 million of receivables without recourse. These credit facilities are used for working capital and other general corporate purposes. On January 31, 1996, the Company issued $50 million, unsecured principal amount of 6.41% Series A Senior Notes due January 31, 2003. The proceeds were used to repay amounts outstanding under the Company's revolving line of credit. In addition, in December, 1996, the Company issued $100 million, unsecured Series B-H Senior Notes due 2001-2008, of which $75 million was drawn down in December and the remaining $25 million will be drawn down in March, 1997. The proceeds will be used to reduce the operating costs and support the future growth of the Finance Company by refinancing certain Finance Company debt. Of the total $75 million drawn down in 1996, $61 million was used to pay off the outstanding balance of the Finance Company's $50 million secured revolving line of credit as well as other secured debt issues of the Finance Company.

     On April 27, 1995, the Company announced that the Board of Directors authorized a common stock repurchase plan of up to $30 million in the aggregate. The Company may purchase its common stock in the open market or in block transactions from time to time as it deems appropriate.

     Other sources of funds for capital expenditures, continued expansion of businesses, dividends, principal repayments on debt, stock repurchase and working capital requirements are expected to be cash from operations, additional borrowings under the credit facilities and term borrowings. The Company believes that these funding sources will be adequate for its anticipated requirements.


INFLATION

     The Company has been generally able to offset the impact of rising costs through productivity improvements as well as selective price increases. As a result, inflation is not expected to have a significant impact on the Company's business.

              ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                                     PAGES
Report of Independent Public Accountants .............................................  16

Consolidated Balance Sheets as of December 31, 1996 and 1995 .........................  17

Consolidated Statements of Income for the years ended December 31, 1996, 1995 and
    1994 .............................................................................  18

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996,
    1995 and 1994 ....................................................................  19

Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and
    1994 .............................................................................  20

Notes to Consolidated Financial Statements ...........................................  21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
     Wabash National Corporation:

     We have audited the accompanying consolidated balance sheets of WABASH NATIONAL CORPORATION (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wabash National Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                                        ARTHUR ANDERSEN LLP
Indianapolis, Indiana,
January 17, 1997.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                       DECEMBER 31,
                                                                                   ------------------
                            ASSETS                                                     1996      1995
                            ------                                                 --------  --------
CURRENT ASSETS:
    Cash and cash equivalents .....................................                $  5,514  $  2,097
    Accounts receivable, net ......................................                  71,166    77,535
    Current portion of finance contracts ..........................                   6,128     5,979
    Inventories ...................................................                 140,015   134,294
    Prepaid expenses and other ....................................                  13,087     7,657
                                                                                   --------  --------

        Total current assets ......................................                 235,910   227,562
                                                                                   --------  --------

PROPERTY, PLANT AND EQUIPMENT, net ................................                  81,782    76,192
                                                                                   --------  --------

EQUIPMENT LEASED TO OTHERS, net ...................................                  63,825    35,362
                                                                                   --------  --------

FINANCE CONTRACTS, net of current portion .........................                  43,858    35,123
                                                                                   --------  --------

OTHER ASSETS ......................................................                  14,696     9,895
                                                                                   --------  --------
                                                                                   $440,071  $384,134
                                                                                   ========  ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt .........................                $  3,942   $ 12,527
     Accounts payable .............................................                  69,155     88,490
     Accrued liabilities ..........................................                  14,101     13,347
                                                                                   --------   --------

           Total current liabilities ..............................                  87,198    114,364
                                                                                   --------   --------

LONG-TERM DEBT, net of current maturities .........................                 151,307     73,726
                                                                                   --------   --------

DEFERRED INCOME TAXES .............................................                  22,879     18,045
                                                                                   --------   --------

OTHER NONCURRENT LIABILITIES ......................................                     319        368
                                                                                   --------   --------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 25,000,000 shares
       authorized, no shares issued ...............................                    ----       ----
     Series A Junior Participatory Preferred stock, $.01 par value,
       300,000 shares authorized;  no shares issued ...............                    ----       ----
     Common stock, $.01 par value, 75,000,000 shares
       authorized:  18,910,923 and 18,943,228 shares issued and
       outstanding, respectively ..................................                     189        189
     Additional paid-in capital ...................................                  99,388     99,246
     Retained earnings ............................................                  80,070     78,701
     Treasury stock, at cost, 59,600 and 19,600 shares, respectively                 (1,279)      (505)
                                                                                   --------   --------
                                                                                    178,368    177,631
                                                                                   --------   --------
                                                                                   $440,071   $384,134
                                                                                   ========   ========


             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                YEARS ENDED DECEMBER 31,
                                          ------------------------------------
                                             1996         1995         1994
                                          ----------   ----------   ----------

  NET SALES ............................  $  631,492   $  734,299     $561,797
  COST OF SALES ........................     602,629      677,503      511,821
                                          ----------   ----------   ----------

       Gross profit ....................      28,863       56,796       49,976

  GENERAL AND ADMINISTRATIVE EXPENSES ..       8,857        7,245        5,334
  SELLING EXPENSES .....................       4,502        3,866        3,389
                                          ----------   ----------   ----------

       Income from operations ..........      15,504       45,685       41,253

  OTHER INCOME (EXPENSE):
     Interest expense ..................     (10,257)      (6,251)      (2,684)
     Other, net ........................         788          875        1,019
                                          ----------   ----------   ----------

       Income before income taxes ......       6,035       40,309       39,588

  PROVISION FOR INCOME TAXES ...........       2,397       14,902       15,663
                                          ----------   ----------   ----------

       Net income ......................  $    3,638   $   25,407      $23,925
                                          ==========   ==========   ==========

       Net income per common share .....  $     0.19   $     1.34        $1.32
                                          ==========   ==========   ==========

       Average shares outstanding ......  18,912,000   18,948,000   18,173,000
                                          ==========   ==========   ==========









 The accompanying notes are an integral part of these consolidated statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)



                                                        COMMON STOCK          ADDITIONAL
                                                   ------------------------     PAID-       RETAINED      TREASURY
                                                    SHARES         AMOUNT     IN CAPITAL    EARNINGS        STOCK         TOTAL
                                                   -----------  -----------  -----------  ------------  ------------    ----------
BALANCES, December 31, 1993 .....................  17,389,027          $174      $54,351       $32,939      $  ---        $87,464

   Net income for the year ......................        ----          ----         ----        23,925         ---         23,925
   Cash dividends ($0.085 per share) ............        ----          ----         ----        (1,580)        ---         (1,580)
   Issuance of additional shares of common stock,
     net of expenses ............................   1,545,000            15       44,247          ----         ---         44,262
   Issuance of common stock under employee
     stock purchase plan ........................       2,022           ---           68          ----         ---             68
   Exercise of stock options ....................       2,400           ---           42          ----         ---             42
                                                   -----------  -----------  -----------  ------------  ----------      ---------
BALANCES, December 31, 1994 .....................  18,938,449           189       98,708        55,284         ---        154,181

   Net income for the year ......................         ---           ---          ---        25,407         ---         25,407
   Cash dividends ($0.105 per share) ............         ---           ---          ---        (1,990)        ---         (1,990)
   Issuance of common stock under employee
     stock purchase plan ........................       3,379           ---           88           ---         ---             88
   Exercise of stock options ....................      21,000           ---          450           ---         ---            450
   Purchase treasury stock ......................     (19,600)          ---          ---           ---        (505)          (505)
                                                   ----------   -----------  -----------  ------------  ----------      ---------
BALANCES, December 31, 1995 .....................  18,943,228           189       99,246        78,701        (505)       177,631

   Net income for the year.......................         ---           ---          ---         3,638         ---          3,638
   Cash dividends ($0.12 per share)..............         ---           ---          ---        (2,269)        ---         (2,269)
   Issuance of common stock under employee
     stock purchase plan ........................       4,995           ---           92           ---         ---             92
   Exercise of stock options ....................       2,700           ---           50           ---         ---             50
   Purchase treasury stock ......................     (40,000)          ---          ---           ---        (774)          (774)
                                                   ----------   -----------  -----------  ------------  ----------      ---------
BALANCES, December 31, 1996 .....................  18,910,923          $189      $99,388       $80,070     $(1,279)      $178,368
                                                   ===========  ===========  ===========  ============  ==========      =========





 The accompanying notes are an integral part of these consolidated statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                           YEARS ENDED DECEMBER 31,
                                                                                       ------------------------------
                                                                                          1996       1995      1994
                                                                                       ---------  ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................................................     $3,638    $25,407   $23,925
   Adjustments to reconcile net income to net cash provided by operating activities--
       Depreciation and amortization ................................................     15,289     11,504     7,386
       Bad debt provision ...........................................................        186        616       430
       Deferred income taxes ........................................................      2,317      4,541     4,877
       Change in operating assets and liabilities--
           Decrease (increase) in accounts receivable ...............................      6,183     (3,313)  (37,439)
           (Increase) in inventories ................................................     (7,919)   (57,712)  (30,626)
           (Increase) in prepaid expenses and other .................................     (3,661)    (4,370)     (183)
           (Decrease) increase in accounts payable ..................................    (19,335)     3,900    41,171
           Increase (decrease) in accrued liabilities ...............................        757     (1,667)    5,107
           (Increase) decrease in other assets ......................................     (3,421)    (2,566)      489
                                                                                       ---------  ---------  --------

              Total adjustments .....................................................     (9,604)   (49,067)   (8,788)
                                                                                       ---------  ---------  --------

              Net cash provided by (used in) operating activities ...................     (5,966)   (23,660)   15,137
                                                                                       ---------  ---------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .............................................................    (11,211)   (37,898)  (26,279)
   Investment in equipment leased to others .........................................    (41,275)   (19,076)   (6,481)
   Proceeds from disposal of equipment ..............................................     17,706      9,149       293
   Investment in finance contracts ..................................................    (24,940)   (20,512)  (14,875)
   Principal payments on finance contracts ..........................................      4,844      3,279     2,184
   Payments for RoadRailer technology ...............................................     (2,008)      (275)   (3,242)
   Other ............................................................................        172       (39)       105
                                                                                       ---------  ---------  --------

              Net cash used in investing activities .................................    (56,712)   (65,372)  (48,295)
                                                                                       ---------  ---------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt .............................................    (24,365)    (9,895)   (7,801)
   Proceeds from issuance of long-term debt .........................................    143,361     10,000    10,332
   Borrowings under long-term revolver ..............................................    398,100    311,420    35,000
   Payments under long-term revolver ................................................   (448,100)  (258,189)  (35,231)
   Proceeds from issuance of common stock, net of expenses ..........................        142        538    44,372
   Payment of cash dividend .........................................................     (2,269)    (1,895)   (1,455)
   Purchase of treasury stock .......................................................       (774)      (505)      ---
                                                                                       ---------  ---------  --------

              Net cash provided by financing activities .............................     66,095     51,474    45,217
                                                                                       ---------  ---------  --------

NET INCREASE (DECREASE) IN CASH .....................................................      3,417    (37,558)   12,059
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD ............................      2,097     39,655    27,596
                                                                                       ---------  ---------  --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD ..................................     $5,514     $2,097   $39,655
                                                                                       =========  =========  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for---
       Interest ....................................................................      $8,825    $ 6,433   $ 2,534
                                                                                       =========  =========  ========
       Income taxes ................................................................      $  714    $13,648   $10,372
                                                                                       =========  =========  ========

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
  Operating leases converted to finance contracts ..................................      $2,567    $  ---    $ 3,107
                                                                                       =========  =========  ========
  Finance contracts converted to operating leases ..................................       3,201      1,519       ---
                                                                                       =========  =========  ========
  Used trailers transferred from inventory into operations .........................       2,198       ---        ---
                                                                                       =========  =========  ========



 The accompanying notes are an integral part of these consolidated statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  DESCRIPTION OF THE BUSINESS

     Wabash National Corporation (the Company) designs, manufactures and markets standard and customized truck trailers, including dry freight vans, refrigerated trailers and bimodal vehicles and produces and sells aftermarket parts through its division, Wabash National Parts. The Company's manufacturing facilities are located in Lafayette, Indiana. The Company's wholly-owned subsidiary, Continental Transit Corporation (Continental), delivers finished trailers manufactured by the Company. The Company's wholly-owned subsidiary, Wabash National Finance Corporation (the Finance Company) provides leasing and financing programs to its customers for new and used trailers.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Basis of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

     b. Significant Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     c. Cash and Cash Equivalents

     The Company classifies as cash equivalents all highly liquid investments with maturities of three months or less.

     d. Allowance for Doubtful Accounts

     Accounts receivable as shown in the accompanying consolidated balance sheets are net of allowance for doubtful accounts of $1,686,000, $1,363,000 and $891,000 at December 31, 1996, 1995 and 1994, respectively. The activity included in the allowance for doubtful accounts were (i) provisions for bad debts of $186,000, $616,000 and $430,000; and (ii) net accounts recovered (written-off) of $137,000, ($144,000), and $15,000 during 1996, 1995 and 1994, respectively.

     e. Inventories

     Inventories are priced at the lower of first-in, first-out (FIFO) cost or market. Inventory costs include raw material, labor and overhead costs for manufactured inventories. Used trailers are carried at the lower of their estimated net realizable value or cost. Inventories consist of the following (in thousands):

                                                   DECEMBER 31,
                                               ------------------
                                                 1996      1995
                                               --------  --------
Raw materials and components ................   $72,645   $89,961
Work in progress ............................    16,344    13,582
Finished goods ..............................    27,608    14,034
Used trailers ...............................    23,418    16,717
                                               --------  --------
                                               $140,015  $134,294
                                               ========  ========

f.  Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the depreciable assets. Estimated useful lives are 33 1/3 years for buildings and building improvements and range from 3 to 10 years for machinery and equipment. Maintenance and repairs are charged to expense as incurred. Property, plant and equipment consist of the following (in thousands):



                                                   DECEMBER 31,
                                                ------------------
                                                  1996      1995
                                                --------  --------
Land .........................................  $  5,154  $  4,051
Buildings and improvements ...................    37,656    34,236
Machinery and equipment ......................    60,852    54,074
Construction in progress .....................     1,373       ---
                                                --------  --------
                                                 105,035    92,361
Less--Accumulated depreciation ...............   (23,253)  (16,169)
                                                --------  --------
                                                $ 81,782  $ 76,192
                                                ========  ========


g. Fair Values of Financial Instruments

     Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information for certain financial instruments. The carrying amounts for trade receivables and payables are considered to be their fair values. The differences between the carrying amounts and the estimated fair values of the Company's other financial instruments at December 31, 1996 and 1995 were immaterial.

h. Revenue Recognition

     Revenues and costs are recognized as the related products are accepted by the customer except in the case of direct finance or operating leases. Revenues from direct finance leases are recognized over the term of the lease at a constant rate of return. Revenues from operating leases are recognized over the term of the lease on a straight-line basis in an amount equal to the invoiced rentals.

i. Income Taxes

     The Company recognizes income taxes under the liability method of accounting for income taxes. The liability method measures the expected tax impact of future taxable income or deductions resulting from differences in the tax and financial reporting bases of assets and liabilities reflected in the consolidated balance sheets.

j. Research and Development

     Research and development expenses are charged to earnings as incurred, and approximated $1,206,000, $1,567,000 and $1,401,000 in 1996, 1995 and 1994,
respectively.

k. Net Income per Common  Share

     The computation of net income per common share is based on the weighted average number of outstanding common shares during the period. Shares issuable under employee stock options are excluded from the weighted average number of shares when their effect is not dilutive.

  l. Reclassifications

     Certain items previously reported in specific financial statement captions have been reclassified to conform with the 1996 presentation.

  m. New Accounting Standard

     The Company currently accounts for its employee stock option plans using APB Opinion No. 25, Accounting for Stock Issued to Employees, which results in no charge to earnings when issued at fair market value. During 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which considers the stock options as compensation expense to the Company based on their estimated fair value at date of grant based on their estimated fair vaule at date of grant. Under this new standard, the Company has the option of accounting for employee stock option plans as it currently does, or it may use the new method. The Company intends to continue to use the existing method, but has adopted the disclosure requirements of SFAS 123 within Note 5) Stockholders' Equity.

3. LEASING AND FINANCE OPERATIONS

     The Finance Company has leased equipment to others under operating leases, whereby revenue is recognized as lease payments are due from the customers and the related costs are amortized over the equipment life. Equipment leased to others is depreciated over the estimated useful life of the equipment, not to exceed 11 years and no residual value, or in some cases, a depreciable life equal to the term of the lease and a residual value equal to the estimated market value at lease termination. Depreciation expense on equipment leased to others was $6,093,000, $4,175,000 and $3,048,000 during 1996, 1995 and 1994, respectively. Accumulated depreciation of equipment leased to others is $10,435,000 and $8,284,000 at December 31, 1996 and 1995, respectively. Future minimum lease payments to be received from these noncancellable operating leases, some of which extend to the year 2004, amount to $54,659,000 at December 31, 1996. These payments are due as follows: $15,687,000 in 1997, $10,118,000 in 1998, $7,530,000 in 1999, $6,349,000 in 2000, $5,161,000 in 2001
and $9,813,000 thereafter.

     The Finance Company also provides financing contracts for the sale of trailer equipment to certain of its customers. The financing is principally structured in the form of finance leases, typically for a five-year term. Finance contracts, as shown on the accompanying financial statements, represent the minimum lease payments receivable plus the estimated residual values less unearned interest. The future minimum lease payments to be received are as follows: $8,387,000 in 1997, $7,483,000 in 1998, $7,018,000 in 1999,
$5,849,000 in 2000, $4,499,000 in 2001 and $4,069,000 thereafter, which includes unearned interest of $10,212,000. At December 31, 1996, the total nonguaranteed residuals on these finance contracts was $7,545,000.

     In certain situations, the Company and the Finance Company have helped customers obtain financing for trailers purchased by guaranteeing the residual values of such equipment. This has been accomplished by (i) selling the trailers to an independent third party, (ii) leasing the trailers back and providing some level of guaranteed residual value to the third party, and (iii) subleasing the trailers to the customer. The total of the residual values guaranteed under these and other leasing arrangements approximates $10,621,000 as of December 31, 1996. The income from the sale of this equipment has been deferred and will be recognized over the term of the financial arrangements. The Company's and the Finance Company's rental expense under situations where trailers have been leased back was $743,000 in 1996, $1,389,000 in 1995 and $1,427,000 in 1994. At December 31, 1996, the future minimum lease payments under these leases are $4,161,000 in 1997, $4,161,000 in 1998, $3,790,000 in
1999 and $3,419,000 in 2000 and $3,419,000 in 2001, of which $3,419,000 per year is guaranteed by the Company.

     The Finance Company provides leasing programs to customers for new and used trailers. The Finance Company's revenues were $58,122,000, $26,084,000 and $16,150,000 during 1996, 1995 and 1994, respectively. Income before income taxes was $2,520,000, $4,305,000 and $3,102,000 in 1996, 1995, and 1994,
respectively. Included below is condensed balance sheet information which segregates the assets and liabilities of the Finance Company.


                                                            DECEMBER 31, 1996
                                                         -----------------------
                                                         (IN THOUSANDS)
                                                                                               DECEMBER 31,
                                                 WABASH         FINANCE                            1995
                                               NATIONAL         COMPANY       CONSOLIDATED     CONSOLIDATED
                                              ---------       ---------       ------------    -------------
                                                                                               (INTHOUSANDS)
ASSETS:
Current assets .............................  $226,526        $  9,384            $235,910       $227,562
Property, plant and equipment, net .........    81,729              53              81,782         76,192
Equipment leased to others, net ............       ---          63,825              63,825         35,362
Finance contracts, net of current portion ..       ---          43,858              43,858         35,123
Other assets ...............................    13,342           1,354              14,696          9,895
Due from subsidiary to parent ..............       744            (744)                ---            ---
Investment in subsidiary ...................    32,012             ---                 ---            ---
                                              --------        --------        ------------       --------
                                              $354,353        $117,730            $440,071       $384,134
                                              ========        ========        ============       ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities ........................  $ 82,983        $  4,215            $ 87,198       $114,364
Long-term debt, net:
  Third party ..............................   131,385          19,922             151,307         73,726
  Intercompany .............................   (61,000)         61,000                 ---            ---
                                              --------        --------        ------------       --------
                                                70,385          80,922             151,307         73,726
Other non-current liabilities ..............    22,617             581              23,198         18,413
                                              --------        --------        ------------       --------
                                               175,985          85,718             261,703        206,503
Stockholders' equity .......................   178,368          32,012             178,368        177,631
                                              --------        --------        ------------       --------
                                              $354,353        $117,730            $440,071       $384,134
                                              ========        ========        ============       ========


4. LONG-TERM DEBT


        Long-term debt consists of the following (in thousands):

                                                                               DECEMBER 31,
                                                                           -------------------
                                                                             1996       1995
                                                                           --------   --------
Revolving bank lines of credit ..........................................  $  6,000   $ 56,000
Industrial Revenue Bonds ................................................       735      1,060
Notes payable ...........................................................    23,514     28,801
Senior Notes ............................................................   125,000        ---
Other ...................................................................       ---        392
                                                                           --------   --------
                                                                            155,249     86,253
                 Less-Current maturities ................................    (3,942)   (12,527)
                                                                           --------   --------
                                                                           $151,307   $ 73,726
                                                                           ========   ========


A summary of the terms of the long-term debt agreements follows:

     Revolving bank lines of credit. Effective December 23, 1996, the Company amended its revolving credit facility. The unsecured revolving bank line of credit permits the Company to borrow up to $85,000,000. Under this facility, the Company has the right to borrow until July 1, 1998, at which time the principal amount then outstanding will be due and payable. Interest payable on such borrowings is variable based upon the London interbank rate (LIBOR) rate plus 25 to 125 basis points, as defined, or a prime rate of interest, as defined. The Company pays a quarterly commitment fee on the unused portion of this facility at rates of .10% to .45% per annum, as defined. As of

December 31, 1996, the total borrowings under this facility was $6 million at an interest rate of 6.2%. In addition, standby letters of credit totaling $6,127,000 have been issued in connection with the Company's worker's compensation self-insurance program, its outstanding Industrial Revenue Bond and in connection with foreign sales transactions.

     During December 1996, the Finance Company paid off its revolving line of credit and terminated its arrangement with the bank. A portion of the Senior Notes were used to pay off the outstanding balance.

     Industrial Revenue Bonds bear interest at 7.5%. Principal payments of $350,000 and $385,000 are due in 1997 and 1998, respectively. The bonds are secured by land, buildings and equipment. The Company has a letter of credit of $109,000 and $434,000 at December 31, 1996 and 1995, respectively, to secure certain portions of the bonds.

     Notes payable. Notes payable are term borrowings by the Finance Company maturing from 1998 through 2003 from certain commercial banks and commercial finance companies and are secured by equipment under lease and the underlying leases. Notes amounting to $23,514,000 are at fixed annual percentage interest rates ranging from 6.6% to 8.75%.

     Senior Notes. On January 31, 1996, the Company issued $50 million of unsecured notes due January 31, 2003. These Series A Senior Notes bear interest at 6.41% with interest payments due semi-annually on July 31 and January 31. On December 1, 1996, the Company completed the private placement of $100 million Senior Notes due 2001-2008 of which $75 million were issued in December 1996 with the remaining $25 million to be issued in March, 1997.
These unsecured notes bear interest at rates ranging from 6.99% to 7.55%. Interest is due semiannually in June and December.

     As of December 31, 1996, $61 million of the Company's Senior Notes due 2001 to 2008 were loaned to the Finance Company. The proceeds were used by the Finance Company to pay off its existing revolving credit facility and to refinance certain other long-term debts. The terms and conditions of the intercompany loan to the Finance Company are identical to the terms and conditions of the Senior Notes.

     Under the various loan agreements, the Company and the Finance Company are required to meet certain covenants. These covenants require the Company to maintain certain levels of net worth and an interest coverage ratio as well as
a limitation on indebtedness.   The Company and the Finance Company were in
compliance with these covenants at December 31, 1996.

Maturities of long-term debt at December 31, 1996, are as follows (in thousands):


                                            AMOUNT
                                           --------
             1997 ........................ $  3,942
             1998 ........................   10,189
             1999 ........................    3,767
             2000 ........................    3,686
             2001 ........................   11,268
             Thereafter ..................  122,397
                                           --------
                                           $155,249
                                           ========


5. STOCKHOLDERS' EQUITY

     a. Capital Stock

     The Company's total authorized number of common shares is 75,000,000 and has a par value of $.01 per share. In addition, the Company authorized 25,000,000 shares of preferred stock, $.01 par value. The Board of Directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.

  b. 1992 Stock Option Plan

     During 1992, the Company adopted its 1992 Stock Option Plan (the Plan) under which nonqualified options may be granted to officers and other key employees of the Company and its subsidiaries. Up to an aggregate of 750,000 shares are reserved for issuance under the Plan, subject to adjustment for stock dividends, recapitalizations and the like. Options granted under the Plan are exercisable for a period of ten years, and vest in equal installments over a five year period from date of grant, except for non-employee Directors of the Company in which options are fully vested on date of grant and are
exercisable six months thereafter.   Options must be granted at exercise prices
equal to at least 85% of fair market value of the covered shares at date of grant. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net earnings would have been reduced to $3.2 million ($0.17 per share) in 1996 and $25.3 million ($1.34 per share) in 1995. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years.

       Stock option activity under the Plan was as follows:

                                                             NUMBER OF      WEIGHTED-AVERAGE
OPTIONS                                                        SHARES        EXERCISE PRICE
-------                                                      ---------      ----------------
December 31, 1993 .........................................  300,000              $17.56
   Granted ................................................  137,500               29.27
   Exercised ..............................................   (2,400)              17.50
   Cancelled ..............................................  (40,500)              17.58
                                                             -------              ------
December 31, 1994 .........................................  394,600               21.64
   Granted ................................................  171,100               33.38
   Exercised ..............................................  (21,000)              22.19
                                                             -------              ------
December 31, 1995 .........................................  544,700               25.30
   Granted ................................................  178,200               20.59
   Exercised ..............................................   (2,700)              17.54
   Cancelled ..............................................  (74,700)              32.29
                                                             -------              ------
December 31, 1996 .........................................  645,500              $23.25
                                                             =======              ======
Shares Exercisable ........................................  226,100              $22.14
                                                             =======              ======


The weighted-average fair value of options granted was $10.39 per share in 1996 and $17.26 per share in 1995, with 421,500 of the options outstanding at December 31, 1996 having exercise prices between $17.50 and $22.13, a weighted-average exercise price of $18.84 and a weighted-average remaining life of 8.8 years. 141,300 of these options are exercisable with a weighted-average exercise price of $17.55. The remaining 224,000 options have exercise prices between $23.00 and $33.00, a weighted-average exercise price of $29.33 and a weighted-average remaining life of 7.5 years. 84,800 of these options are exercisable with a weighted-average exercise price of $29.80. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rates of 6.4 and 6.1 percent; expected dividend yields of .58 and .36 percent; expected volatility of 41.3 and 41.1 percent; and an expected life of 7 years for all options granted.

c. 1993 Employee Stock Purchase Plan

     During 1993, the Company adopted its 1993 Employee Stock Purchase Plan (the Plan) which enables eligible employees of the Company to purchase shares of the Company's $.01 par value common stock. Eligible employees may contribute up to 15% of their eligible compensation toward the semi-annual purchase of common stock. The employees' purchase price is based on the fair market value of the common stock on the date of purchase. No compensation expense is recorded in connection with the Plan. During 1996, 4,995 shares were issued to employees at prices of $18.00 to $18.25 per share. At December 31, 1996, there were approximately 288,700 shares available for offering under the Plan.

6. STOCKHOLDERS' RIGHTS PLAN

     On November 7, 1995, the Board of Directors adopted a Stockholder Rights Plan (the "Plan"). The Plan is designed to deter coercive or unfair takeover tactics, to prevent a person or group from gaining control of the Company without offering fair value to all shareholders and to deter other abusive takeover tactics which are not in the best interest of stockholders.

     Under the terms of the Plan, each share of common stock is accompanied by one right; each right entitles the stockholder to purchase from the Company, one one-thousandth of a newly issued share of Series A Preferred Stock at an exercise price of $120.

     The rights become exercisable ten days after a public announcement that an acquiring person or group (as defined in the Plan) has acquired 20% or more of the outstanding Common Stock of the Company (the Stock Acquisition Date) or ten days after the commencement of a tender offer which would result in a person owning 20% or more of such shares. The Company can redeem the rights for $.01 per right at any time until ten days following the Stock Acquisition Date (the 10-day period can be shortened or lengthened by the Company). The rights will expire in November, 2005, unless redeemed earlier by the Company.

     If, subsequent to the rights becoming exercisable, the Company is acquired in a merger or other business combination at any time when there is a 20% or more holder, the rights will then entitle a holder to buy shares of the Acquiring Company with a market value equal to twice the exercise price of each right. Alternatively, if a 20% holder acquires the Company by means of a merger in which the Company and its stock survives, or if any person acquires 20% or more of the Company's Common Stock, each right not owned by a 20% or more shareholder, would become exercisable for Common Stock of the Company (or, in certain circumstances, other consideration) having a market value equal to twice the exercise price of the right.

7. EMPLOYEE 401(K) SAVINGS PLAN

     Substantially all of the Company's employees are eligible to participate in the 401(k) Savings Plan which provides for Company matching under various formulas. The Company's matching expense for the plan was $994,000, $750,000, and $785,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

8. INCOME TAXES

     a. Tax Provisions

     The consolidated income tax provision for 1996, 1995 and 1994 consists of the following components (in thousands):

                               1996     1995      1994
                              ------   -------  -------
   Current:
   Federal .................. $ (801)  $ 9,382  $ 8,717
   State ....................   (201)      979    2,069
   Deferred .................  3,399     4,541    4,877
                              ------   -------  -------
                              $2,397   $14,902  $15,663
                              ======   =======  =======


     In 1996, 1995 and 1994, the effective Federal income tax rates were 35.2%, 34.9% and 34.8%, respectively. In all periods, there were no individually significant items which caused the effective rate to differ from the Federal statutory rate. In 1995, the Company recorded a $1.5 million state income tax credit as a result of its property improvements eligible for income tax credit by the State of Indiana.

  b. Deferred Taxes

     Deferred income taxes are primarily due to temporary differences between financial and income tax reporting for the depreciation of property, plant and equipment and equipment under lease, the recognition of warranty expense, payments made in connection with the acquisition of the RoadRailer technology and the amortization thereof, and the recognition of income from assets under finance leases. The long-term deferred tax liabilities were $22,879,000 and $18,045,000 and current prepaid income tax assets were $3,173,000 and $1,738,000 as of December 31, 1996 and 1995, respectively.

     The components of deferred tax assets and deferred tax liabilities as December 31, 1996 and 1995, are as follows (in thousands):

                                                           1996      1995
                                                          ------    ------
     Deferred tax assets:
       Rentals on Finance Leases .......................   $9,014  $ 6,107
       Deferred State Income Taxes .....................      954    1,161
       Personal Property Taxes .........................      886       62
       Other ...........................................    3,888    2,721
     Deferred tax liabilities:
       Basis Difference-Property, Plant and Equipment ..   24,410   18,367
       Earned Finance Charges on Finance Leases ........    4,058    2,948
       RoadRailer Acquisition Payments/Amortization ....    2,381    1,877
       Other ...........................................    3,599    3,166
                                                          -------  -------

     Net deferred tax liability ........................  $19,706  $16,307
                                                          =======  =======




9. SIGNIFICANT CUSTOMERS

     For the year ended December 31, 1996, the two largest customers of the Company accounted for approximately 15% and 13% of the Company's net sales, respectively. The Company's largest customer accounted for approximately 13% and 16% of the Company's net sales for the years ended December 31, 1995 and 1994, respectively. No other customer represented more than 10% of the Company's net sales in 1996, 1995 or 1994. The Company's net sales in the aggregate to its five largest customers were 39%, 33% and 37% of its net sales in 1996, 1995 and 1994, respectively.

10. COMMITMENTS AND CONTINGENCIES

     There are certain lawsuits and claims pending against the Company which arose in the normal course of business. In the opinion of management, none of these actions are expected to have a material adverse effect on the Company's financial position or results of operations.

     In connection with the acquisition of the RoadRailer technology, the Company is obligated to make payments not to exceed $12.1 million based upon
(i) future sales of trailers and related equipment utilized in the bimodal transportation segment and (ii) future revenues received in connection with the sale or licensing of the bimodal technology. On January 8, 1997, the Company exercised its prepayment option and paid $2,145,000 in full satisfaction of this obligation. Payments for the RoadRailer technology are capitalized and amortized over an estimated average life span of 12 years. During 1996, the Company changed its estimated average life span of the RoadRailer technology from 6 to 12 years which resulted in approximately $700,000 in reduced amortization. The average life span was changed to correspond with the patents economic life securing the technology. At December 31, 1996 and 1995, the RoadRailer technology costs were $5,953,000 and $4,695,000 (net of accumulated amortization of $4,011,000 and $3,262,000), respectively, and are included in "Other Assets" in the accompanying consolidated balance sheets.

     In connection with two of the Company's European RoadRailer sales transactions, the Company is contingently liable for up to five years as a guarantor of certain commitments of two separate entities via a standby letter of credit in the amount of $10 million and a separate letter of guarantee in the amount of $4 million.

     The Company has made certain commitments for the construction of a composite material facility adjacent to its primary manufacturing facility in Lafayette, Indiana. The commitments include a building and various machinery and equipment. As of December 31, 1996, open commitments related to this facility were approximately $2 million and total commitments are expected to be $17 million to $20 million.

     The Company does not anticipate significant costs to be incurred to satisfy ongoing soil remediation efforts resulting from the manufacturing activities conducted by the previous owner of its site in Lafayette.


11. QUARTERLY FINANCIAL DATA (UNAUDITED)


                                      FIRST       SECOND        THIRD     FOURTH
                                     QUARTER      QUARTER      QUARTER    QUARTER
                                  -----------  -----------  -----------   --------
                                             (IN THOUSANDS, EXCEPT PER SHARE)
1996
  Net sales ....................     $161,222     $140,606     $161,303  $168,361
  Gross profit .................        9,069        5,880        6,107     7,803
  Net income ...................        2,204          102           95     1,237
  Net income per common share ..          .12          .01          .01       .07
1995
  Net sales ....................     $177,634     $193,450     $176,129  $187,086
  Gross profit .................       15,060       17,098       13,786    10,852
  Net income ...................        6,962        8,054        5,830     4,561
  Net income per common share ..          .37          .43          .31       .24



ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the executive officers of the Company:


        NAME                   AGE              POSITION
        ----                   ---              --------
     Donald J. Ehrlich (1) ..  59   President, Chief Executive Officer
                                        and Chairman of the Board
     Richard E. Dessimoz ....  49   Vice President and Chief Executive
                                        Officer of Wabash National
                                        Finance Corporation and Director
     Charles R. Ehrlich .....  52   Vice President--Manufacturing
     Rodney P. Ehrlich ......  50   Vice President--Engineering
     Charles E. Fish ........  42   Vice President--Human Relations
     Lawrence J. Gross ......  42   Vice President--Marketing
     Mark R. Holden (1) .....  37   Vice President-Chief Financial
                                        Officer and Director
     Connie L. Koleszar .....  38   Director of Investor Relations
     Wilfred E. Lewallen ....  52   Vice President--Industrial Engineering
     Stanley E. Sutton ......  47   Vice President--Purchasing


(1) Member of the Executive Committee.

     Donald J. Ehrlich. Mr. Donald J. Ehrlich has been President, Chief Executive Officer and Director of the Company since its founding. In May, 1995, Mr. Ehrlich was elected Chairman of the Board. He also serves as a director of Danaher Corporation, NBD Bank, N.A., and Indiana Secondary Market Corporation.

     Richard E. Dessimoz. Mr. Dessimoz has been Vice President and Chief Executive Officer of Wabash National Finance Corporation since its inception in December 1991 and a Director of the Corporation since December, 1995. Prior to his employment by the Company, he was employed since 1989 by Premier Equipment Leasing Company as Chief Executive Officer and co-owner, and he was employed from 1985 to 1989 by Evans Transportation Company (a major lessor of railcars and truck trailers) as Chief Operating Officer.

     Charles R. Ehrlich.  Mr. Charles Ehrlich has been Vice
President--Manufacturing of the Company and has been in charge of the Company's manufacturing operations since the Company's founding.

     Rodney P. Ehrlich.  Mr. Rodney Ehrlich has been Vice
President--Engineering of the Company and has been in charge of the Company's engineering operations since the Company's founding.

     Charles E. Fish. Mr. Fish is Vice President--Human Relations of the Company and has been in charge of the Company's human relations operations since the Company's founding.

     Lawrence J. Gross. Mr. Gross has been Vice President--Marketing of the Company since December 1994. Previously he had been President of the Company's RoadRailer division since joining the Company in July, 1991. Prior to his employment by the Company, he was employed since 1985 by Chamberlain of Connecticut, Inc., a licensor of bimodal technology, as Vice President--Marketing until 1990 and as President until he began his employment with the Company.

     Mark R. Holden. Mr. Holden has been Vice President--Chief Financial Officer and Director of the Company since May, 1995. Previously, Mr. Holden had been Vice President Controller of the Company. Prior to his employment by the Company in December, 1992, he was employed by Arthur Andersen LLP since 1981.

     Connie L. Koleszar. Ms. Koleszar has been Director of Investor Relations since the Company's initial public offering of 1991 and has been employed by the Company in various administrative capacities since its founding.

     Wilfred E. Lewallen. Mr. Lewallen is Vice President--Industrial Engineering of the Company and has been in charge of the Company's industrial engineering operations since the Company's founding.

     Stanley E. Sutton. Mr. Sutton has been Vice President--Purchasing of the Company since joining the Company in May 1992. Prior to his employment by the Company, he was employed since 1973 by Pines Trailer Limited Partnership as Vice President--Manufacturing Operations.

     Officers are elected for a term of one year and serve at the discretion of the Board of Directors.

     The Company hereby incorporates by reference the information contained under the heading "Election of Directors" from its definitive Proxy Statement to be delivered to stockholders of the Company in connection with the 1997 Annual Meeting of Stockholders to be held May 8, 1997.

     Donald J. Ehrlich, President, Chief Executive Officer and Chairman, and Charles R. Ehrlich and Rodney P. Ehrlich, executive officers of the Company, are brothers.


ITEM 11--EXECUTIVE COMPENSATION

     The Company hereby incorporates by reference the information contained under the heading "Compensation" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1997 Annual Meeting of Stockholders to be held May 8, 1997.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company hereby incorporates by reference the information contained under the heading "Beneficial Ownership of Common Stock" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1997 Annual Meeting of Stockholders to be held on May 8, 1997.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company hereby incorporates by reference the information contained under the heading "Compensation Committee Interlocks and Insider Participant" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1997 Annual Meeting of Stockholders to be held on May 8, 1997

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements: All required financial statements are included in Item 8 of this Form 10-K. Financial statement schedules are omitted as they are not required or not applicable or the required information is included in the Notes to Consolidated Financial Statements.

  (b)  Reports on Form 8-K:
     99.1 Form 8-K, filed on January 21, 1997, regarding Cautionary Statements for Purposes of the "Safe Harbor" Provision of the Private Securities Reform Act of 1995.

     (c) Exhibits: The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:


        3.01         Certificate of Incorporation of the Company(1)
        3.02         Certificate of Designations of Series A Junior
                     Participating Preferred Stock(1)
        3.03         By-laws of the Company(1)
        4.01         Specimen Stock Certificate(1)
        4.02         Rights Agreement between the Company and Harris Bank as
                     Rights Agent(1)
       10.01         Loan Agreement, Mortgage, Security Agreement and Financing
                     Statement between Wabash National Corporation and City of Lafayette dated as of August 15, 1989(1)
       10.02         1992 Stock Option Plan(1)
       10.03         Promissory Note in the principal amount of $1,161,395 by
                     Wabash National Finance Corporation in favor of Corestates Bank,
                     N.A. dated December 21, 1993(2)
       10.04         Security Agreement of Wabash National Finance Corporation
                     in favor of Corestates Bank, N.A. dated December 21, 1993(2)
       10.05         Promissory Note in the principal amount of $1,017,750 by
                     Wabash National Finance Corporation in favor of Corestates Bank,
                     N.A. dated December 21, 1993(2)
       10.06         Security Agreement of Wabash National Finance Corporation
                     in favor of Corestates Bank, N.A. dated December 21, 1993(2)
       10.07         Promissory Note in the principal amount of $2,882,392 by
                     Wabash National Finance Corporation in favor of Corestates Bank,
                     N.A. dated December 21, 1993(2)
       10.08         Security Agreement of Wabash National Finance Corporation
                     in favor of Corestates Bank, N.A. dated December 21, 1993(2)
       10.09         Loan Agreement of Wabash National Finance Corporation in
                     favor of Corestates Bank, N.A. dated December 21, 1993(2)
       10.10         Real Estate Sale Agreement by and between Kraft General
                     Foods, Inc. and Wabash National Corporation, dated June 1, 1994 (3)
       10.11         Purchase and Servicing Agreement, dated July 20, 1994
                     between NBD Bank, N.A. and Wabash National Corporation (3)
       10.12         Revolving Credit Loan Agreement dated April 28, 1995,
                     between NBD Bank, N.A. and Wabash National Corporation (4)
       10.13         Receivables Sale and Servicing Agreement dated June 29,
                     1995, between NBD Bank, N.A. and Wabash National Corporation (5)
       10.14         Promissory Note in the principal amount of $10,000,000 by
                     Wabash National Finance Corporation in favor of Nationsbanc Leasing
                     Corporation dated March 22, 1995 (6)
       10.15         Loan and Security Agreement of Wabash National Finance
                     Corporation in favor of Nationsbanc Leasing Corporation dated March
                     22, 1995(6)
       10.16         November 9, 1995 Amendment to Revolving Credit Loan
                     Agreement dated April 28, 1995, between NBD Bank, N.A., and Wabash
                     National Corporation (6)
       10.17         6.41% Series A Senior Note Purchase Agreement dated
                     January 31, 1996, between certain Purchasers and Wabash National
                     Corporation (6)
       10.18         Master Loan and Security Agreement in the amount of $10
                     million by Wabash National Finance Corporation in favor of Sanwa
                     Business Credit Corporation dated December 27, 1995(6)
       10.19         First Amendment to Receivables Sale and Servicing
                     Agreement dated December 28, 1995 between NBD Bank, N.A. and
                     Wabash National Corporation (8)
       10.20         Second Amendment to Receivables Sale and Servicing
                     Agreement dated March 29, 1996 between NBD Bank, N.A. and Wabash
                     National Corporation (8)
       10.21         Third Amendment to Receivables Sale and Servicing
                     Agreement dated June 28, 1996 between NBD Bank, N.A. and Wabash
                     National Corporation (8)
       10.22         Fourth Amendment to Receivables Sale and Servicing
                     Agreement dated September 27, 1996 between NBD Bank, N.A. and
                     Wabash National Corporation (8)
       10.23         Fifth Amendment to Receivables Sale and Servicing
                     Agreement date September 30, 1996 between NBD Bank, N.A. and
                     Wabash National Corporation (8)


                                      32


        10.24         Sixth Amendment to Receivables Sale and Servicing
                      Agreement dated December 23, 1996 between NBD Bank, N.A. and
                      Wabash National Corporation (8)
        10.25         September 30, 1996 Second Amendment to Revolving Credit
                      Loan Agreement dated April 28, 1995 between NBD Bank, N.A. and
                      Wabash National Corporation (7)
        10.26         December 23, 1996 Third Amendment to Revolving Credit
                      Loan Agreement dated April 28, 1995 between NBD Bank, N.A. and
                      Wabash National Corporation (8)
        10.27         First Amendment to the 6.41% Series A Senior Note
                      Purchase Agreement dated January 31, 1996
                      between certain Purchasers and Wabash National Corporation (8)
        10.28         Series B-H Senior Note Purchase Agreement dated December
                      18, 1996 between certain Purchasers and Wabash National
                      Corporation (8)
        10.29         Master Equipment Lease Agreement dated December 30, 1996
                      between National City Leasing Corporation and Wabash National
                      Finance Corporation (8)
        21.00         List of Significant Subsidiaries (8)
        23.01         Consent of Arthur Andersen LLP (8)
        27.00         Financial Data Schedule (8)

  (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-42810) or the Registrant's Registration Statement on Form 8-A filed December 6, 1995 (item 3.02 and 4.02).
  (2) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1993.
  (3) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1994.
  (4) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1995.
  (5) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1995.
  (6) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1995
  (7) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1996
  (8)  Filed herewith.

     The Registrant undertakes to provide to each shareholder requesting the same a copy of each Exhibit referred to herein upon payment of a reasonable fee limited to the Registrant's reasonable expenses in furnishing such Exhibit.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                      WABASH NATIONAL CORPORATION


February 10, 1997                      By:  /s/ Mark R. Holden
                                            --------------------------------
                                                   Mark R. Holden
                                       Vice President-Chief Financial Officer
                                                    and Director

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.


      DATE                               SIGNATURE AND TITLE
      ----                               -------------------
February 10, 1997                By:  /s/ Donald J. Ehrlich
                                      -------------------------------------
                                           Donald J. Ehrlich
                                    Chief Executive Officer, President and
                                         Chairman of the Board
                                       (Principal Executive Officer)


February 10, 1997                By:  /s/ Mark R. Holden
                                      --------------------------------------
                                             Mark R. Holden
                                   Vice President--Chief Financial Officer
                                    and  Director (Principal Financial
                                   Officer and Principal Accounting Officer)


February 10, 1997                By:  /s/ Richard E. Dessimoz
                                      --------------------------------------
                                               Richard E. Dessimoz
                                        Vice President and Chief Executive
                                         Officer-Wabash National Finance
                                              Corporation and Director


February 10, 1997                By:  /s/ John T. Hackett
                                      ---------------------------------------
                                                John T. Hackett
                                                   Director


February 10, 1997                By:  /s/ E. Hunter Harrison
                                      ----------------------------------------
                                               E. Hunter Harrison
                                                   Director

February 10, 1997                By:  /s/ Ludvik F. Koci
                                      ----------------------------------------
                                                 Ludvik F. Koci
                                                    Director