Form 10-Q
period 1997-03-31
WABASH NATIONAL CORP /DE
filed 1997-05-15
CIK 879526

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]                      SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED MARCH 31, 1997
                                     OR
             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
[ ]                      SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                               ---------------   --------------------

Commission File Number:                    1-10883
                        ---------------------------------------------


                          WABASH NATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                              52-1375208
----------------------------------      ------------------------------------
(State of Incorporation)                (IRS Employer Identification Number)

1000 Sagamore Parkway South,
         Lafayette, Indiana                              47905
-------------------------------------     ----------------------------------
   (Address of Principal                             (Zip Code)
     Executive Offices)

Registrant's telephone number, including area code:    (765) 448-1591
                                                       --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                    -----    -----

The number of shares of common stock outstanding at May 14, 1997 was 19,910,923.

                          WABASH NATIONAL CORPORATION

                                     INDEX

                                   FORM 10-Q

                                                                                                 Page
                                                                                                 ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets at
            March 31, 1997 and December 31, 1996                                                  1

            Condensed Consolidated Statements of Income
            for the three months ended
            March 31, 1997 and 1996                                                               2

            Condensed Consolidated Statements of Cash
            Flows for the three months
            ended March 31, 1997 and 1996                                                         3

            Notes to Condensed Consolidated Financial
            Statements                                                                            4

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                      6

     Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk (Not Applicable)

PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                                     9

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                       March 31,       December 31,
                                                                          1997             1996
                                                                    --------------    -----------
                                                                      (Unaudited)        (Note 1)
                                                  ASSETS
                                                  ------
CURRENT ASSETS:,
      Cash and cash equivalents                                        $    8,726       $    5,514
      Accounts receivable, net                                             90,005           71,166
      Current portion of finance contracts                                  6,671            6,128
      Inventories                                                         153,694          140,015
      Prepaid expenses and other                                           14,348           13,087
                                                                       ----------       ----------
             Total current assets                                         273,444          235,910
                                                                       ----------       ----------

PROPERTY, PLANT AND EQUIPMENT, net                                         83,980           81,782
                                                                       ----------       ----------

EQUIPMENT LEASED TO OTHERS, net                                            69,254           63,825
                                                                       ----------       ----------

FINANCE CONTRACTS, net of current portion                                  45,538           43,858
                                                                       ----------       ----------
OTHER ASSETS                                                               19,372           14,696
                                                                       ----------       ----------
                                                                       $  491,588       $  440,071
                                                                       ==========       ==========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------

CURRENT LIABILITIES:
      Current maturities of long-term debt                             $    3,786       $    3,942
      Accounts payable                                                     73,558           69,155
      Accrued liabilities                                                  15,484           14,101
                                                                       ----------       ----------
             Total current liabilities                                     92,828           87,198
                                                                       ----------       ----------

LONG-TERM DEBT, net of current maturities                                 195,477          151,307
                                                                       ----------       ----------

DEFERRED INCOME TAXES                                                      24,222           22,879
                                                                       ----------       ----------

OTHER NONCURRENT LIABILITIES                                                  390              319
                                                                       ----------       ----------

STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value, 25,000,000
         shares authorized; no shares issued                                  ---              ---
      Series A Junior Participating Preferred stock,
         $.01 per value, 300,000 shares authorized; no
         shares issued                                                        ---              ---
      Common stock, $.01 par value, 75,000,000
         shares authorized; 18,910,923 and 18,910,923
        shares issued and outstanding, respectively                           189              189
      Additional paid-in capital                                           99,388           99,388
      Retained earnings                                                    80,373           80,070
      Treasury stock, at cost, 59,600 and 59,600
        shares, respectively                                              (1,279)           (1,279)
                                                                       ----------       ----------
                                                                          178,671          178,368
                                                                       ----------       ---------
                                                                       $  491,588       $  440,071
                                                                       ==========       ==========

           See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                                          Three Months Ended
                                                              March 31,
                                                         ---------------------
                                                         1997            1996
                                                         ----            ----
                                                     (Unaudited)       (Unaudited)
NET SALES                                              $135,087          $161,222

COST OF SALES                                           127,054           152,153
                                                       --------          --------

    Gross profit                                          8,033             9,069

GENERAL AND ADMINISTRATIVE
  EXPENSES                                                2,154             1,945

SELLING EXPENSES                                          1,136             1,048
                                                       --------          --------

     Income from operations                               4,743             6,076

OTHER INCOME (EXPENSE)
  Interest Expense                                       (3,369)           (2,588)
  Other, net                                                 91               139
                                                       --------          --------

Income before income taxes                                1,465             3,627

PROVISION FOR INCOME TAXES                                  596             1,423
                                                       --------          --------

  Net Income                                           $    869          $  2,204
                                                       ========          ========

NET INCOME PER SHARE                                   $   0.05          $   0.12
                                                       ========          ========

CASH DIVIDENDS PER SHARE                               $   0.03          $   0.03
                                                       ========          ========

AVERAGE SHARES OUTSTANDING                           18,910,923        18,927,101
                                                     ==========        ==========





           See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                Three Months
                                                                             Ended March 31,
                                                                         -------------------
                                                                           1997               1996
                                                                         --------          -------
                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                           $      869      $  2,204
    Adjustments to reconcile net income to net
         cash (used in) operating
         activities-
    Depreciation and amortization                                             4,558         3,705
    Bad debt provision                                                          138           180
    Deferred income taxes                                                     1,374           298
    Change in net operating assets-
    (Increase) in accounts receivable                                       (18,977)      (31,630)
    (Increase) in inventories                                               (13,679)      (10,000)
    Decrease (increase) in prepaid expenses and
         other                                                                 (543)          608
    (Decrease) increase in accounts payable                                   4,403       (10,798)
    Increase in accrued liabilities                                           1,384         8,747
    (Increase) in other assets                                               (4,826)         (196)
                                                                         ----------      --------

         Total adjustments                                                  (26,168)      (39,086)
                                                                         ----------      --------

         Net cash used in
           operating activities                                             (25,299)      (36,882)
                                                                         ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                     (4,174)       (3,118)
    Investment in equipment leased to others                                 (7,421)       (4,051)
    Proceeds on disposal of equipment                                         1,719         4,993
    Investment in finance contracts                                          (5,307)       (2,250)
    Principal payments on finance contracts                                   1,263         1,215
    Payments for RoadRailer technology                                       (1,086)         (638)
    Other                                                                        40           (99)
                                                                         ----------      --------
         Net cash used in investing
            activities                                                      (14,966)       (3,948)
                                                                         ----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt                                     (1,486)       (3,071)
    Borrowings under long-term revolver                                      72,000        85,000
    Payments under long-term revolver                                       (51,500)      (96,500)
    Proceeds from issuance of long-term debt                                 25,000        55,394
    Proceeds from issuance of common stock,
         net of expenses                                                        ---            26
    Payment of common stock dividend                                           (567)         (569)
    Purchase of treasury stock                                                  ---          (774)
                                                                         ----------      --------

         Net cash provided by
            financing activities                                             43,477        39,506
                                                                         ----------      --------

NET INCREASE/(DECREASE) IN CASH                                               3,212        (1,324)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              5,514         2,097
                                                                         ----------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    8,726      $    773
                                                                         ==========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for-
         Interest                                                        $    3,872      $  1,803
                                                                         ==========      ========

         Income Taxes                                                    $        1      $     26
                                                                         ==========      ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
    Finance contracts converted to operating leases                      $    1,527         2,963
    Used trailers transferred from inventory for
         operations                                                      $      ---         1,873


           See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (Dollars in thousands)


NOTE 1.  GENERAL

         The consolidated financial statements included herein have been prepared by Wabash National Corporation and Subsidiaries (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K.

         In the opinion of the registrant, the accompanying financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of the Company at March 31, 1997 and December 31, 1996 and its results of operations and cash flows for the three months ended March 31, 1997 and 1996.

NOTE 2.  INVENTORIES

         Inventories consisted of the following:



                                                                 March 31,        December 31,
                                                                    1997             1996
                                                                ------------      ------------
                                                               (Unaudited)
       Raw material and components                               $  80,095         $   72,645
       Work in progress                                             22,897             16,344
       Finished goods                                               26,839             27,608
       Used trailers                                                23,863             23,418
                                                                 ---------             ------
                                                                 $ 153,694            $140,015
                                                                 =========            ========

NOTE 3.  LEASING AND FINANCE OPERATIONS

         Wabash National Finance Corporation (the Finance Company), a wholly-owned subsidiary of the Company, provides leasing and finance programs to customers for new and used trailers. The Finance Company's lease revenues, excluding revenue from the sale of leased trailers of $1,886 and $5,407, were $5,020 and $3,066 during the three months ended March 31, 1997 and 1996, respectively. Income before income taxes was $82 and $721 during the three months ended March 31, 1997 and 1996, respectively. Included below is condensed balance sheet information, which segregates the assets and liabilities of the Finance Company.

                                                                March 31, 1997
                                               ------------------------------------------------
                                                                (Unaudited)                              December 31,
                                               Wabash           Finance                                      1996
                                               National         Company           Consolidated           Consolidated
                                               --------         -------           ------------           ------------
ASSETS:
   Current assets                              $263,463        $  9,981           $   273,444            $   235,910
   Property, plant and
     equipment, net                              83,931              49                83,980                 81,782
   Equipment leased to
     others, net                                    ---          69,254                69,254                 63,825
   Finance contracts, net
     of current portion                             ---          45,538                45,538                 43,858
   Other assets                                  19,337              35                19,372                 14,696
   Due from subsidiary to parent                    349            (349)                  ---                    ---
   Investment in subsidiary                      33,817             ---                   ---                    ---
                                               --------        --------           -----------            -----------

                                               $400,897        $124,508           $   491,588            $   440,071
                                               ========        ========           ===========            ===========

LIABILITIES AND STOCK-
  HOLDERS' EQUITY:
Current liabilities                            $ 88,802        $  4,026           $     92,828           $    87,198
Long-term debt, net:
   Third party                                  176,885          18,592                195,477               151,307
   Intercompany                                 (68,000)         68,000                   ---                    ---
                                               --------        --------           -----------            -----------
                                                108,885          86,592                195,477               151,307
Other non-current liabilities                    24,539              73                 24,612                23,198
                                               --------        --------           -----------            -----------
                                                222,226          90,691                312,917               261,703
   Stockholders' equity                         178,671          33,817                178,671               178,368
                                               --------        --------           -----------            -----------
                                               $400,897        $124,508           $    491,588           $   440,071
                                               ========        ========           ============           ===========


NOTE 4.    SUBSEQUENT EVENT

           On April 16, 1997, the Company completed its acquisition of certain assets of Fruehauf Trailer Corporation, a manufacturer and marketer of truck trailers and related parts. The purchase includes assets consisting of the Fruehauf and Pro-Par(R) names, all patents and trademarks, retail outlets in 31 major metropolitan markets, the aftermarket parts distribution business based in Grove City, Ohio, a specialty trailer manufacturing plant in Huntsville, Tennessee and a van manufacturing plant in Fort Madison, Iowa. For financial statement purposes the acquisition will be accounted for as a purchase and, accordingly, the results of operations of these assets will be included in the Company's consolidated financial statements from the date of acquisition. The retail outlets will operate under the name of Fruehauf Trailer Services, Inc., a wholly owned subsidiary of Wabash National Corporation. The purchase price consists of approximately $15.7 million in cash, 352,000 shares of a new series of 6% Cumulative Convertible Exchangeable Preferred Stock convertible, at April 16, 1996 into approximately .8 million shares of common stock and 1 million shares of the Company's Common Stock, valued at $17.8 million on April 16, 1997.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Note: This document contains various forward-looking comments. These comments should be viewed in connection with the risk factors disclosed in the Company's Form 8-K as filed with the Securities and Exchange Commission on January 21, 1997.

      Net Sales

           Net sales for the first quarter of 1997 decreased 16.2% compared to the same period in 1996. The decrease in net sales amounted to $26.1 million for the first quarter, 1997 and was primarily attributable to a decrease in new trailers sales of $25.8 million. The decrease in new trailer sales of $25.8 million for the three-month period was caused by a 12% decrease in units sold, primarily as a result of the continued limited supply of composite material for the Company's DuraPlate(R) trailer which significantly restricted the Company's plate trailer production and revenues, coupled with a 6.9% decrease in the average sales price per new trailer sold. The decrease in the average sales price primarily reflects continued pricing pressure in the commodity trailer market which, due to the restricted production on the Company's plate trailer line, comprised a higher percentage of the Company's sales in 1997 compared to 1996. In order to provide adequate supply of composite material for the Company's DuraPlate trailer, the Company is in the process of constructing its own composite material manufacturing facility in Lafayette, Indiana with start-up expected during the third quarter of 1997 at an estimated cost of $17 million to $20 million. Also impacting the first quarter of 1997 were lost production days during January due to adverse weather conditions.

           The Finance Company's lease portfolio increased from 6,858 trailers at March 31, 1996 to 10,414 trailers at March 31, 1997. Lease revenues, excluding revenue from the sale of leased trailers, increased 65% compared to the same period in 1996. Revenues from aftermarket parts sales increased 42% for the three month period ended March 31, 1997 compared to the same period in 1996. The increase in aftermarket parts sales reflects the Company's strategy of continuing to increase its independent dealer network and branch operations.

      Gross Profit

           Gross profit as a percentage of sales totaled 5.9% for the first quarter of 1997 compared to 5.6% for the same period in 1996. The increase in the gross profit percentage in 1997 reflects the Company's continued efforts to improve operating margins and manufacturing efficiencies, largely impacted by the 17% decrease in the overall number of associates during the first quarter of 1997 compared to the same period in 1996.

      Income From Operations

           Income from operations for the first quarter of 1997 as a percentage of net sales was 3.5% versus 3.8% for the same period in 1996. Income from operations in 1997 was impacted primarily by the decreased sales offset somewhat by the reduction in the overall number of associates.

      Interest Expense

           Interest expense for the three-month period ended March 31, 1997 totaled $3.4 million compared to $2.6 million for the same period in 1996. The increase in interest expense primarily reflects new term and bank line of credit debt associated with the growth in the leasing operations and increased working capital requirements.

      Taxes

           The provision for income taxes for the three month period ended March 31, 1997 and 1996 of $0.6 million and $1.4 million respectively, represents 40.7% and 39.2% of pre-tax income for the periods. The effective tax rates are higher than the Federal statutory rates of 35% due primarily to state income taxes.

      Acquisition

           As mentioned in Note 4 to the condensed consolidated financial statements, on April 16, 1997, the Company completed its acquisition of certain assets of Fruehauf Trailer Corporation. The assets include the Fruehauf and Pro-Par(R) names, all patents and trademarks, retail outlets in 31 major metropolitan markets, the aftermarket parts distribution business based in Grove City, Ohio, a specialty trailer manufacturing plant in Huntsville, Tennessee and a van manufacturing plant in Fort Madison, Iowa. The results of operations of these assets will be included in the Company's consolidated financial statements from the date of acquisition.

           The purchase is valued at approximately $51 million and was comprised of $15.7 million in cash, $17.6 million in preferred stock and 1 million shares of common stock valued at $17.8 million on April 16, 1997. The $15.7 million in cash was financed with cash from operations and borrowings under the Company's existing line of credit.

LIQUIDITY AND CAPITAL RESOURCES

           As presented in the Condensed Consolidated Statement of Cash Flows, net cash used in operating activities was $25.3 million during the first three months of 1997 primarily as a result of changes in working capital. Cash was used in operating activities primarily as a result of the increases in accounts receivable and inventory offset partially with an increase in accounts payable. These changes in working capital were primarily the result of the continued weakness in the domestic trailer market as well as the Company's focus on expansion of its product line which requires initial up front investments in working capital.

           During the first three months of 1997, the lease portfolio (finance contracts and equipment leased to others) increased $7.7 million as the Company continues to expand its leasing operation. In addition, the Company used $4.2 million of cash for capital expenditures during the first three months of 1997, principally for the purpose of increasing manufacturing productivity and for the construction of its composite material facility.

           At March 31, 1997, the Company's total debt was $199.3 million compared to $155.2 million at December 31, 1996. The net increase in the Company's debt primarily reflects new term debt associated with the increased working capital requirements due to higher receivables and inventory levels. Also, during March, 1997, the Company received the final installment of $25 million related to the Company's $100 million private placement issued in December, 1996 and used the proceeds to repay amounts under the Company's revolving line of credit.

           Other sources of funds for capital expenditures, continued expansion of businesses, dividends, principal repayments on debt, stock repurchase and working capital requirements are expected to be cash from operations, additional borrowings under the credit facilities and term borrowings. The Company believes that these funding sources will be adequate for its anticipated requirements.

BACKLOG

           The Company's backlog of orders was approximately $565.7 million at March 31, 1997 and $462.0 million at December 31, 1996. The Company builds trailers to customer order and does not maintain an inventory of new trailers built in anticipation of future orders.

NEW ACCOUNTING PRONOUNCEMENT

        The Financial Accounting Standards Board recently released a new accounting rule (SFAS No. 128) on the calculation of earnings per share that is effective at year-end 1997. This rule, which does not permit early adoption, is not expected to have a material effect on the Company's reported earnings per share.

PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

           3.04 Certificate of Designations of Series A 6% Cumulative Convertible Exchangeable Preferred Stock

           4.03 Form of Indenture for the Company's 6% Convertible Subordinated Debentures due 2007

           10.30 Purchase Agreement dated March 31, 1997, as amended (Incorporated by Reference from Exhibit 2.01 to Registrant's Form 8-K filed May 1, 1997)

           15.01 Report of Independent Public Accountants


(a) Reports on Form 8-K:

                 1.  Form 8-K filed January 21, 1997 reporting under
                     Item 5: Risk Factors filed under Safe Harbor provisions of Private Securities Litigation Reform Act of 1995


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         WABASH NATIONAL CORPORATION



Date: May 14, 1997                       By:   /s/ Mark R. Holden
     ----------------                          -------------------
                                               Mark R. Holden
                                               Vice President - Chief
                                               Financial Officer
                                              (Principal Financial Officer
                                               and Principal Accounting
                                               Officer)