Form 10-Q
period 1997-06-30
WABASH NATIONAL CORP /DE
filed 1997-08-14
CIK 879526

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
[X]          THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTER ENDED JUNE 30, 1997

                                     OR

         TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
[ ]          THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from               to
                               -------------    ------------

Commission File Number:  1-10883
                        ----------



                          WABASH NATIONAL CORPORATION
                          ---------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                                  52-1375208
------------------------                                  ---------------------
(State of Incorporation)                                      (IRS Employer
                                                          Identification Number)


1000 Sagamore Parkway South,
  Lafayette,  Indiana                                          47905
----------------------------                                ------------
   (Address of Principal                                      (Zip Code)
     Executive Offices)

Registrant's telephone number, including area code:  (765) 448-1591
                                                    ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

                           Yes X    No
                              --      --

The number of shares of common stock outstanding at August 14, 1997 was 19,946,437.

                          WABASH NATIONAL CORPORATION

                                     INDEX

                                   FORM 10-Q



       PART I - FINANCIAL INFORMATION                                PAGE


             Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets at
                         June 30, 1997 and December 31, 1996          1

                   Condensed Consolidated Statement of Income
                            for the three and six months ended
                            June 30, 1997 and 1996                    2

                   Condensed Consolidated Statements of Cash
                            Flows for the six months ended
                            June 30, 1997 and 1996                    3

                   Notes to Condensed Consolidated
                            Financial Statements                      4

             Item 2.    Management's Discussion and Analysis of
                        Financial Condition and Results
                        of Operations                                 7

             Item 3.   Quantitative and Qualitative Disclosures
                       About Market Risk (Not Applicable)


       PART II - OTHER INFORMATION

             Item 2.  Changes in Securities                           10

             Item 4.  Submission of Matters to a Vote of
                                   Security-Holders                   10
             Item 6.  Exhibits and Reports on Form 8-K                11

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                                            June 30,                        December 31,
                                                                             1997                               1996
                                                                            --------                        ------------
                                                                          (Unaudited)                         (Note 1)
                                                      ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                          $    1,337                           $   5,514
       Accounts receivable, net                                              106,558                              71,166
       Current portion of finance contracts                                    6,132                               6,128
       Inventories                                                           194,898                             140,015
       Prepaid expenses and other                                             22,108                              13,087
                                                                          ----------                           ----------
             Total  current assets                                           331,033                             235,910
                                                                          ----------                           ----------

PROPERTY, PLANT AND EQUIPMENT, net                                           115,582                              81,782
                                                                          ----------                           ----------
EQUIPMENT LEASED TO OTHERS, net                                               76,224                              63,825
                                                                          ----------                           ----------
FINANCE CONTRACTS, net of current portion                                     52,547                              43,858
                                                                          ----------                           ----------
OTHER ASSETS                                                                  13,444                              14,696
                                                                          ----------                           ----------
                                                                          $  588,830                           $ 440,071
                                                                          ==========                           ==========

                                                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

      Current maturities of long-term debt                                $    3,848                           $    3,942
      Accounts payable                                                        94,895                               69,155
      Accrued liabilities                                                     29,057                               14,101
                                                                          ----------                           ----------
             Total current liabilities                                       127,800                               87,198
                                                                          ----------                           ----------
LONG-TERM DEBT, net of current maturities                                    213,549                              151,307
                                                                          ----------                           ----------
DEFERRED INCOME TAXES                                                         26,636                               22,879
                                                                          ----------                           ----------
OTHER NONCURRENT LIABILITIES                                                   4,354                                  319
                                                                          ----------                           ----------
STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value,
             25,000,000 shares authorized:                                       ---                                  ---
        Series A Junior Participating Preferred
             Stock, 300,000 shares authorized;
             no shares issued
        Series B Cumulative Convertible                                          ---                                  ---
             Exchangeable Preferred Stock, 352,000
             and -0- shares authorized and outstanding
             at June 30, 1997 and December, 31, 1996
             ($17.6 million aggregate liquidation value)                           4
      Common stock, $.01 par value, 75,000,000 shares                                                                 ---
             authorized; 19,935,137 and 18,910,923
             shares issued and outstanding at June 30,
             1997 and December 31, 1996                                          199                                  189
      Additional paid-in capital                                             135,165                               99,388
      Retained earnings                                                       82,402                               80,070
      Treasury stock, at cost, 59,600 and
             59,600 shares, respectively                                      (1,279)                              (1,279)
                                                                          ----------                           ----------
                                                                             216,491                              178,368
                                                                          ----------                           ----------
                                                                          $  588,830                           $  440,071
                                                                          ==========                           ==========


            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)



                                                Three Months                         Six Months
                                                Ended June 30,                      Ended June 30,
                                             ------------------                  -----------------
                                             1997          1996                  1997        1996
                                             ----          ----                  ----        ----
                                               (Unaudited)                         (Unaudited)

NET SALES                                  $196,407     $ 140,606             $ 331,494     $ 301,828


COST OF SALES                               181,697       134,726               308,751       286,879
                                           --------     ---------             ---------     ---------
     Gross Profit                            14,710         5,880                22,743        14,949

GENERAL AND ADMINISTRATIVE
  EXPENSES                                    4,438         1,854                 6,592         3,799


SELLING EXPENSES                              2,083         1,098                 3,219         2,146
                                           --------     ---------             ---------     ---------
   Income from operations                     8,189         2,928                12,932         9,004

OTHER INCOME (EXPENSE):
  Interest Expense                           (3,736)       (2,908)               (7,105)       (5,496)
  Other, net                                    147           153                   238           292
                                           --------     ---------             ---------     ---------
  Income before income taxes                  4,600           173                 6,065         3,800

PROVISION FOR INCOME TAXES                    1,758            71                2, 354         1,494
                                           --------     ---------             ---------     ---------
    Net Income                                2,842           102                 3,711         2,306


PREFERRED STOCK DIVIDENDS                       216           ---                   216           ---
                                           --------     ---------             ---------     ---------
NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS                               $  2,626     $     102             $   3,495     $   2,306
                                           ========     =========             =========     =========
NET INCOME PER COMMON SHARE                    0.13     $    0.01             $    0.18     $    0.12
                                           ========     =========             =========     =========
CASH DIVIDENDS PER SHARE                   $   0.03     $    0.03             $    0.06     $    0.06
                                           ========     =========             =========     =========
AVERAGE SHARES OUTSTANDING                  19, 745       18, 905                19,330        18,916
                                           ========     =========             =========     =========


            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                           Six Months
                                                                          Ended June 30,
                                                                  ---------------------------
                                                                    1997               1996
                                                                  ---------          --------
                                                                         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                              $   3,711               $   2,306
       Adjustments to reconcile net income to net
       cash used in operating activities -
       Depreciation and amortization                               8,955                   7,572
       Bad debt provision                                            221                     311
       Deferred income taxes                                       5,089                   1,578
       Change in net operating assets-
       (Increase) in accounts receivables                        (21,658)                 (4,551)
       (Increase) in inventories                                 (34,721)                (27,362)
       (Increase) in prepaid expenses and other                   (5,534)                 (3,581)
       Increase (decrease) in accounts payable                    25,740                 (10,273)
       Increase in accrued liabilities                             5,905                   3,610
       Decrease (increase) in other assets                           839                    (923)
                                                               ---------               ---------
              Total adjustments                                  (15,164)                (33,619)
                                                               ---------               ---------
              Net cash used in operating activities              (11,453)                (31,313)
                                                               ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                      (12,536)                 (4,684)
       Proceeds on disposal of leased equipment                    2,315                  11,579
       Investment in equipment leased to others                  (18,482)                (22,519)
       Investments in finance contracts                          (11,671)                 (3,620)
       Principal payments on finance contracts                     2,513                   2,398
       Payments for RoadRailer technology                         (1,086)                 (1,054)
       Payment for purchase of Fruehauf,
              net of cash acquired (Note 5)
       Other                                                     (15,129)                    ---
                                                                      69                      42
                                                               ---------               ---------
              Net cash used in investigating activities          (54,007)                (17,858)
                                                               ---------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments of long-term debt                       (2,352)                 (5,861)
       Borrowings under long-term revolver                       157,500                 179,000
       Payments under long-term revolver                        (118,000)               (185,000)
       Proceeds from issuance of long-term debt                   25,000                  63,361
       Proceeds from issuance of common stock,
              net of expenses                                        443                      92
       Payment of common stock dividend                           (1,135)                 (1,138)
       Payment of preferred stock dividend                          (173)                    ---
       Payment of treasury stock                                     ---                    (774)
                                                               ---------               ---------
              Net cash provided by financing
                     activities                                   61,283                  49,680
                                                               ---------               ---------
NET INCREASE (DECREASE) IN CASH                                   (4,177)                    509

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   5,514                   2,097
                                                               ---------               ---------
CASH AND EQUIVALENTS AT END OF PERIOD                              1,337                   2,606
                                                               =========               =========



           See notes to Condensed Consolidated Financial Statements.

                          WABASH NATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


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

     In the opinion of the registrant, the accompanying financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of the Company at June 30, 1997 and December 31, 1996 and its results of operations and cash flows for the six months ended June 30, 1997 and 1996.

NOTE 2. INVENTORIES

Inventories consisted of the following (in thousands):

                                       June 30,    December 31,
                                         1997         1996
                                     -----------   ------------
                                     (Unaudited)
Raw material and components            $  84,785      $  72,645
Work in progress                          19,632         16,344
Finished goods                            63,736         27,608
Used trailers                             26,745         23,418
                                     -----------   ------------
                                       $ 194,898      $ 140,015
                                     ===========   ============

NOTE 3. LEASING AND FINANCE OPERATIONS

     Wabash National Finance Corporation (the Finance Company), a wholly owned subsidiary of the Company, provides leasing and finance programs to customers for new and used trailers. The Finance Company's lease revenues, excluding revenue from the sale of leased trailers of $2,375 and $11,949, were $10,301 and $6,285 during the six months ended June 30, 1997 and 1996, respectively. Income before income taxes was $174 and $1,160 during the six months ended June 30, 1997 and 1996, respectively. Included below is condensed balance sheet information which segregates the assets and liabilities of the Finance Company.

All of the Finance Company's debt is on a stand alone basis without guarantees by the Company.


                                              June 30, 1997
                                              -------------
                                               (Unaudited)                        December 31,
                                 Wabash          Finance                              1996
                                National         Company        Consolidated       Consolidated
                                --------         -------        ------------       ------------
ASSETS:
Current assets                   $320,928       $  10,105           $331,033           $235,910
Property, plant and
  equipment, net                  115,536              46            115,582             81,782
Equipment leased to
  others, net                         ---          76,224             76,224             63,825
Finance contracts, net
  of current portion                  ---          52,547             52,547             43,858
Other assets                       13,389              55             13,444             14,696
Due from subsidiary/(to)
  parent                              202            (202)               ---                ---
Investment in subsidiary           34,926             ---                ---                ---
                                 --------       ---------           --------           --------
                                 $484,981       $ 138,775           $588,830           $440,071
                                 ========       =========           ========           ========
LIABILITIES AND STOCK-
     HOLDERS' EQUITY:
  Current liabilities            $123,836       $   3,964           $127,800           $ 87,198
  Long-term debt, net:
     Third party                  195,885          17,664            213,549            151,307
     Intercompany                 (82,000)         82,000                ---                ---
                                 --------       ---------           --------           --------
                                  113,885          99,664            213,549            151,307
Other non-current
     liabilities                   30,769             221             30,990             23,198
                                 --------       ---------           --------           --------
                                  268,490         103,849            372,339            261,703
Stockholders' equity              216,491          34,926            216,491            178,368
                                 --------       ---------           --------           --------
                                 $484,981       $ 138,775           $588,830           $440,071
                                 ========       =========           ========           ========

NOTE 4. ACQUISITION

     On April 16, 1997, the Company acquired substantially all of the remaining assets of Fruehauf Trailer Corporation (Fruehauf), a manufacturer and marketer of truck trailers and related parts. The purchase included assets consisting of the Fruehauf and Pro Par(R) names, all patents and trademarks, retail outlets in 31 major metropolitan markets, the aftermarket parts distribution business based in Grove City, Ohio, a specialty trailer manufacturing plant in Huntsville, Tennessee and a van manufacturing plant in Ft. Madison, Iowa.

     For financial statement purposes the acquisition was accounted for as a purchase and accordingly, Fruehauf's results are included in the consolidated financial statements since the date of acquisition. The retail outlets will operate under the name of Fruehauf Trailer Services, Inc., a wholly owned subsidiary of Wabash National Corporation. Aggregate consideration for this transaction was approximately $50.5 million consisting of $15.1 million in cash from credit facilities, $17.8 million in common stock and $17.6 million in preferred stock. The fair value of the assets acquired was approximately $63.5 million and approximately $13.0 million of liabilities were assumed in connection with this acquisition.

     The following table reflects unaudited pro forma combined results of operations of the Company and the acquired assets as if the acquisition had occurred January 1, 1997 and January 1, 1996.


                                                   Six Months
                                                 Ended June 30,
                                                  1997   1996
(Millions except per share amounts)                (Unaudited)
-----------------------------------------------------------------------
Net Sales                                        $361.2  $398.4
Net Income                                       $  3.2  $  1.7
Net Income per common share                      $ 0.14  $ 0.06
-----------------------------------------------------------------------


In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1996 or at the beginning of 1997 or of future operations of the combined companies under the ownership and management of the Company.



NOTE 5.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                             Six Months
                                                           Ended June 30,
(In thousands)                                            1997        1996
=============================================================================
Cash paid during the period for:
  Interest, net of amounts capitalized                 $   6,138    $  3,861
  Income taxes                                               507         706
=============================================================================
Noncash investing and financing activities:
  Finance contracts converted to operating leases      $     260    $    681
  Operating leases converted to finance contracts          1,720       2,198
  Used trailers transferred from inventory to
    operations                                               ---       3,082
  Preferred stock issued for acquisition                  17,600         ---
  Common stock issued for acquisition                     17,750         ---
=============================================================================
Purchase of Fruehauf assets, net of cash acquired:
  Accounts receivable, net                             $  13,955    $    ---
  Inventory, net                                          20,163         ---
  Prepaid expenses and other                               4,072         ---
  Property, plant and equipment                           25,269         ---
  Current liabilities                                     (8,980)        ---
  Non-current liabilities                                 (4,000)        ---
  Stock issued                                           (35,350)        ---
=============================================================================
Net cash paid to acquire Fruehauf                      $ (15,129)   $    ---
=============================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NOTE: This document contains various forward-looking comments. These comments should be viewed in connection with the risk factors disclosed in the Company's Form 8-K as filed with the Securities and Exchange Commission on January 21, 1997.

     Net Sales

     Net sales for the three month period ended June 30, 1997 increased $55.8 million or 40% compared to the same period in 1996 and were $29.7 million or 10% higher for the six month period ended June 30, 1997 compared to the same period in 1996. On April 16, 1997, the Company acquired substantially all of the remaining assets of Fruehauf Trailer Corporation (Fruehauf), a manufacturer and marketer of truck trailers and related parts. The purchase included assets consisting of the Fruehauf and Pro Par(R) names, all patents and trademarks, retail outlets in 31 major metropolitan markets, the aftermarket parts distribution business, a specialty trailer manufacturing plant and a van manufacturing plant. The acquisition was accounted for as a purchase and accordingly, Fruehauf's results are included in the consolidated financial statements since the date of acquisition. The increased sales for the three and six month period were primarily attributable to an increase in new trailer sales of $36.0 million and $9.7 million, respectively, and an increase in aftermarket parts and service revenues of $18.3 million and $20.8 million, respectively. The increases in new trailer sales of $36.0 million and $9.7 million for the three and six month periods, respectively, were caused by a 29% and 8% increase in units sold as a result of increased production levels at the Company's existing manufacturing facility and the two new manufacturing facilities acquired. The Company's product mix continued to be impacted by the limited supply of composite material for the Company's newly introduced composite plate trailer. As a result, the average sales price per new trailer sold decreased 1.3% and 4.4%, respectively, for the three and six month period compared to the corresponding period in 1996. The increase in aftermarket parts and service revenues reflects an increase in aftermarket parts sales through the Company's existing parts distribution business as well as the aftermarket parts distribution business and 31 retail outlets acquired during the second quarter.

     Gross Profit

     Gross profit as a percentage of net sales totaled 7.5% for the three month period ended June 30, 1997 compared to 4.2% for the same period in 1996. The gross profit margin for the six-month period ended June 30, 1997 as a percentage of sales was 6.9% versus 5.0% for the same period in 1996. The increase in the gross profit percentage in 1997 reflects the increase in production levels and higher levels of aftermarket parts sales and service revenues, which are generally characterized by higher margins.

     Income From Operations

        Income from operations for the three and six month period ended June 30, 1997 as a percentage of net sales was 4.2% and 3.9% compared to 2.1% and 3.0% for the same period in 1996. Income from operations in 1997 was impacted primarily by the increase in the gross profit margins previously discussed offset somewhat by increased selling, general and administrative expenses. The increase in selling, general and administrative expenses primarily reflects higher levels of expense associated with the retail outlets acquired.

     Interest Expense

        Interest expense for the three and six month period ended June 30, 1997 totaled $3.7 million and $7.1 million compared to $2.9 million and $5.5 million for the same period in 1996. The increase in interest expense primarily reflects new term and bank line of credit debt associated with the growth in the leasing operations and working capital requirements.

     Taxes

        The provision for income taxes for the three and six month periods ended June 30, 1997 of $1.8 million and $2.4 million, respectively, represents 38.2% and 38.8% of pre-tax income for the periods compared to the provision of $.1 million and $1.5 million, or 41.0% and 39.3% of pretax income, respectively, for the same periods in 1996. The effective tax rates are higher than the Federal statutory rates of 35% due primarily to state income taxes.

     LIQUIDITY AND CAPITAL RESOURCES

        As presented in the Condensed Consolidated Statement of Cash Flows, net cash used in operating activities was $11.5 million during the first six months of 1997 primarily as a result of changes in working capital resulting from increases in accounts receivable and inventory offset somewhat by an increase in accounts payable. The changes in working capital were primarily the result of increased production levels and the establishment of inventory at the retail outlets acquired in the second quarter.

        During the first six months of 1997, the lease portfolio (finance contracts and equipment leased to others) increased $21.1 million, as the Company continued to expand its leasing operations. In addition, the Company used $12.5 million of cash for capital expenditures during the first six months of 1997, principally for the purpose of improving manufacturing productivity and for the construction of its composite material facility.

        At June 30, 1997, the Company's total debt was $217.4 million compared to $155.2 million at December 31, 1996. The net increase in the Company's debt primarily reflects new term and bank line of credit debt associated with the increased working capital requirements due to higher receivables and inventory levels.

     Other sources of funds for capital expenditures, continued expansion of businesses, dividends, principal repayments on debt, stock repurchase and working capital requirements are expected to be cash from operations, additional borrowings under the credit facilities and term borrowings and equity offerings. The Company believes that these funding sources will be adequate for its anticipated requirements.

     BACKLOG

     The Company's backlog of orders was approximately $633 million at June 30, 1997 and $462 million at December 31, 1996. The Company's backlog represents the amount of orders the Company believes to be firm. Such orders may be subject to extension, delay or cancellation under certain circumstances.

NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) recently released a new accounting rule (SFAS No. 128) on the calculation of earnings per share that is effective at year-end 1997. This rule, which does not permit early adoption, is not expected to have a material effect on the Company's reported earnings per share.

     In addition, in June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This Statement is effective for fiscal periods beginning after December 15, 1997 with early adoption permitted. The Company is evaluating the effect this Statement will have on its financial reporting and disclosures; however, the Statement will have no effect on the Company's results of operations, financial position, capital resources or liquidity.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     [c] On April 16, 1997, the Company issued and sold the following securities to Fruehauf Trailer Corporation ("Fruehauf") in connection with the acquisition of certain remaining assets of Fruehauf. All of these securities were sold pursuant to the exemption available under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder as a transaction not involving a public offering.

           (i)  1,000,000 shares of Common Stock
           (ii) 352,000 shares of Series B 6% Cumulative Convertible Exchangeable Preferred Stock. Each share of Series B Preferred Stock is initially convertible by the holder thereof into 2.3 shares of Common Stock, subject to adjustment for dilutive issuances and changes in outstanding capitalization by reason of a stock split, stock dividend or stock combination

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of security-holders on May 8, 1997, at which time the following items were voted on:

           (1)  Nominees Elected to the Board of Directors:


                                                WITHHOLD AUTHORITY
                 NOMINEES            FOR              TO VOTE
                 --------            ---              -------
             Richard E. Dessimoz  17,239,924          119,721
             Donald J. Ehrlich    17,240,024          119,621
             John T. Hackett      17,289,224           70,421
             E. Hunter Harrison   17,289,324           70,321
             Mark R. Holden       17,238,524          121,121
             Ludvik F. Koci       17,289,205           70,440


           (2)  Proposal to amend the 1992 Stock Option Plan.

            FOR             AGAINST                ABSTAIN
            ---             -------                -------
        11,868,862         1,374,114               114,395

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

15.01:   Report of Independent Public Accountants


(b)  Reports on Form 8-K:

1. Form 8-K filed May 1, 1997 reporting under Item 2: Wabash National Corporation's acquisition of certain assets of Fruehauf Trailer Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              WABASH NATIONAL CORPORATION


Date:  August 13, 1997                       By:  /s/ Mark R. Holden
       ---------------                            ---------------------
                                                  Mark R. Holden
                                                  Vice President-Chief
                                                  Financial Officer
                                                  (Principal Financial Officer
                                                   and Principal Accounting
                                                   Officer)