Form 10-Q
period 1997-09-30
WABASH NATIONAL CORP /DE
filed 1997-11-13
CIK 879526

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]                   SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                     OR
             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
[ ]                     SECURITIES EXCHANGE ACT OF 1934


For the transition period from              to
                               ------------    --------------

Commission File Number:     1-10883
                        -------------------------------------

                         WABASH NATIONAL CORPORATION
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)


          Delaware                                           52-1375208
          --------                                           ----------
  (State of Incorporation)                                  (IRS Employer
                                                        Identification Number)

1000 Sagamore Parkway South,
    Lafayette, Indiana                                          47905
    ------------------                                          -----
  (Address of Principal                                      (Zip Code)
   Executive Offices)

Registrant's telephone number, including area code: (765)448-1591
                                                    -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X   No
                                  -----    -----

The number of shares of common stock outstanding at November 13, 1997 was 19,949,237.

                         WABASH NATIONAL CORPORATION

                                    INDEX

                                  FORM 10-Q

                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets at
          September 30, 1997 and December 31, 1996                       1

          Condensed Consolidated Statements of Income
                for the three and nine months ended
                September 30, 1997 and 1996                              2

          Condensed Consolidated Statements of Cash
                Flows for the nine months
                ended September 30, 1997 and 1996                        3

          Notes to Condensed Consolidated Financial
                Statements                                               4

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                 7

     Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk (Not Applicable)                         -

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                           10


                WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)

                                            September 30,   December 31,
                                            -------------   ------------
                                                1997            1996
                                                ----            ----
                                             (Unaudited)       (Note 1)
                 ASSETS
                 ------
CURRENT ASSETS:
  Cash and cash equivalents                  $  10,864       $   5,514
  Accounts receivable, net                     136,000          71,166
  Current portion of finance contracts           6,233           6,128
  Inventories                                  208,421         140,015
  Prepaid expenses and other                    19,302          13,087
                                             ---------       ---------
    Total current assets                       380,820         235,910
                                             ---------       ---------
PROPERTY, PLANT AND EQUIPMENT, net             117,486          81,782
                                             ---------       ---------
EQUIPMENT LEASED TO OTHERS, net                 44,897          63,825
                                             ---------       ---------
FINANCE CONTRACTS, net of current portion       47,648          43,858
                                             ---------       ---------
OTHER ASSETS                                    15,074          14,696
                                             ---------       ---------
                                             $ 605,925       $ 440,071
                                             =========       =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt       $   4,113       $   3,942
  Accounts payable                             113,721          69,155
  Accrued liabilities                           38,400          14,101
                                             ---------       ---------
    Total current liabilities                  156,234          87,198
                                             ---------       ---------

LONG-TERM DEBT, net of current maturities      197,180         151,307
                                             ---------       ---------
DEFERRED INCOME TAXES                           27,320          22,879
                                             ---------       ---------
OTHER NONCURRENT LIABILITIES                     4,310             319
                                             ---------       ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
    25,000,000 share authorized; no
    shares issued                                  ---             ---
  Series A Junior Participating
    Preferred stock, $.01 par value,
    300,000 shares authorized; no
    shares issued                                  ---             ---
  Series B Cumulative Convertible
    Exchangeable Preferred stock,
    352,000 and -0- shares
    authorized and outstanding
    at September 30, 1997 and
    December 31, 1996 ($17.6 million                 4             ---
    aggregate liquidation value)
  Common stock, $.01 par value,
    75,000,000 shares authorized;
    19,947,837 and 18,910,923 shares
    issued and outstanding at
    September 30, 1997 and
    December 31, 1996, respectively                200             189
  Additional paid-in capital                   135,465          99,388
  Retained earnings                             86,491          80,070
  Treasury stock, at cost, 59,600 and
  59,600 shares, respectively                   (1,279)         (1,279)
                                             ---------       ---------
                                               220,881         178,368
                                             ---------       ---------
                                             $ 605,925       $ 440,071
                                             =========       =========



          See Notes to Condensed Consolidated Financial Statements.

                 WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Amounts in thousands, except per share amounts)





                                         Three Months          Nine Months
                                      Ended September 30,   Ended September 30,
                                      -------------------   -------------------
                                         1997      1996       1997        1996
                                         ----      ----       ----        ----
                                           (Unaudited)           (Unaudited)
NET SALES                              $246,403  $161,303    $577,897  $463,131
COST OF SALES                           225,236   155,196     533,987   442,075
                                       --------  --------    --------  --------
      Gross Profit                       21,167     6,107      43,910    21,056

GENERAL AND ADMINISTRATIVE
   EXPENSES                               5,538     2,304      12,130     6,624

SELLING EXPENSE                           2,583     1,249       5,802     3,396
                                       --------  --------    --------  --------
   Income from operations                13,046     2,554      25,978    11,036

OTHER INCOME (EXPENSE):
   Interest Expense                      (4,467)   (2,567)    (11,572)   (7,561)
   Other, net                               223       147         461       459
                                       --------  --------    --------  --------
   Income before income taxes             8,802       134      14,867     3,934

PROVISION FOR INCOME TAXES                3,750        39       6,104     1,533
                                       --------  --------    --------  --------
   Net Income                          $  5,052  $     95    $  8,763  $  2,401
                                       --------  --------    --------  --------
PREFERRED STOCK DIVIDENDS                   264       ---         478       ---
                                       --------  --------    --------  --------
NET INCOME AVAILABLE TO COMMON
   SHAREHOLDERS                        $  4,788  $     95    $  8,285  $  2,401
                                       ========  ========    ========  ========

NET INCOME PER COMMON SHARE            $   0.24  $   0.01    $   0.43  $   0.13
                                       ========  ========    ========  ========

CASH DIVIDENDS PER SHARE               $  0.035  $    .03    $  0.095  $    .09
                                       ========  ========    ========  ========
AVERAGE SHARES OUTSTANDING               19,939    18,908      19,463    18,914
                                       ========  ========    ========  ========



          See Notes to Condensed Consolidated Financial Statements.

                 WABASH NATIONAL CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                           Nine Months
                                                        Ended September 30,
                                                        -------------------
                                                        1997           1996
                                                        ----           ----
                                                            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                            $   8,763    $   2,401
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities-
  Depreciation and amortization                            13,986       11,640
  Bad debt provision                                          424          285
  Deferred income taxes                                     2,302        1,234
  Change in operating assets and liabilities,
      excluding effects of the acquisition
    Accounts receivable                                   (51,302)        (767)
    Inventories                                           (48,242)     (16,746)
    Prepaid expenses and other                                743       (4,596)
    Accounts payable                                       47,353      (22,051)
    Accrued liabilities                                    12,360        2,806
    Other assets                                           (1,147)      (1,898)
                                                        ---------    ---------
         Total adjustments                                (23,523)     (30,093)
                                                        ---------    ---------
         Net cash used in operating activities            (14,760)     (27,692)
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (16,696)      (6,150)
  Proceeds on disposal of leased equipment                 58,778       17,124
  Investment in equipment leased to others                (34,987)     (35,431)
  Investments in finance contracts                        (19,343)      (5,480)
  Principal payments on finance contracts                   3,897        3,654
  Payments for RoadRailer technology                       (1,086)      (1,759)
  Payment for purchase of Fruehauf,
    net of cash acquired (Note 5)                         (15,129)         ---
  Other                                                        60           85
                                                        ---------    ---------
         Net cash used in investing activities            (24,506)     (27,957)
                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt                     (2,956)     (11,739)
  Borrowings under long-term revolver                     272,500      310,300
  Payments under long-term revolver                      (248,500)    (304,700)
  Proceeds from issuance of long-term debt                 25,000       68,361
  Proceeds from issuance of common stock, net of
    expenses                                                  742           92
  Payment of common stock dividend                         (1,733)      (1,705)
  Payment of preferred stock dividend                        (437)         ---
  Purchase of treasury stock                                  ---         (774)
                                                        ---------    ---------
         Net cash provided by financing activities         44,616       59,835
                                                        ---------    ---------

NET INCREASE IN CASH                                        5,350        4,186

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            5,514        2,097
                                                        ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  10,864    $   6,283
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

        In the opinion of the registrant, the accompanying financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of the Company at September 30, 1997 and December 31, 1996 and its results of operations for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine month period ended September 30, 1997 and 1996.

NOTE 2. INVENTORIES

        Inventories consisted of the following:


                                            September 30,     December 31,
                                               1997              1996
                                               ----              ----
                                           (Unaudited)
Raw material and components                  $ 90,355          $ 66,819
Work in process                                18,687            16,344
Finished goods                                 54,240            27,608
Aftermarket parts                              21,308             5,826
Used trailers                                  23,831            23,418
                                             --------          --------
                                             $208,421          $140,015
                                             ========          ========


NOTE 3. LEASING OPERATIONS

        Wabash National Finance Corporation (the Finance Company), a wholly-owned subsidiary of the Company, provides leasing and finance programs to customers for new and used trailers. The Finance Company's lease revenues, excluding revenue from the sale of leased trailers of $3.5 million and $17.6 million, were $16.1 million and $9.8 million during the nine months ended September 30, 1997 and 1996 respectively. Income before income taxes was $0.6 million and $1.8 million during the nine months ended September 30, 1997 and 1996 respectively.

     At September 30, 1997 and December 31, 1996 respectively, the Finance Company had $64.8 million and $80.9 million in long-term debt, comprised of $48.0 million and $61.0 million in intercompany debt to the Company and $16.8 and $19.9 million in debt due to third parties, of which $10.6 million and $0 was guaranteed by the Company. Also at September 30, 1997 and December 31, 1996 respectively, the Finance Company had total assets of $105.2 million and $118.5 million, consisting primarily of Equipment Held for Lease of $44.9 million and $63.8 million and Finance Contracts of $47.6 million and $43.9 million.

     During September 1997, the Finance Company sold approximately $55.5 million of its equipment leased to others in three separate transactions with large financial institutions. Simultaneously, the Finance Company leased the equipment back and entered into sublease arrangements with its customers. Each of these leases will be accounted for as an operating lease. The leases with the financial institutions provide for approximately $4.6 million of end of lease term residual value commitments.

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

                                                          Nine Months
                                                      Ended September 30,
                                                        1997      1996
(Millions except per share amounts)                       (Unaudited)
-------------------------------------------------------------------------
Net Sales                                              $607.6     $617.6
Net Income                                             $  8.3     $   .7
Net Income per common share                            $ 0.42     $    0
-------------------------------------------------------------------------

In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1996 or at the beginning of 1997 or of future operations of the combined companies under the ownership and management of the Company.

NOTE 5. SUPPLEMENTAL CASH FLOW INFORMATION

                                                           Nine Months
                                                       Ended September 30,
(In thousands)                                            1997      1996
-------------------------------------------------------------------------------
Cash paid during the period for:
  Interest, net of amounts capitalized                  $ 13,248   $  6,668
  Income taxes                                               845        713
-------------------------------------------------------------------------------
Noncash investing and financing activities:
  Finance contracts converted to operating leases       $  1,882   $  3,201
  Operating leases converted to finance contracts          1,876        998
  Used trailers transferred from inventory to
     operations                                              ---      2,198
  Preferred stock issued for acquisition                  17,600        ---
  Common stock issued for acquisition                     17,750        ---
-------------------------------------------------------------------------------
Purchase of Fruehauf assets, net of cash acquired:
  Accounts receivable, net                              $ 13,955   $    ---
  Inventory                                               20,163        ---
  Prepaid expenses and other                               4,072        ---
  Property, plant and equipment                           25,269        ---
  Current liabilities                                     (8,980)       ---
  Non-current liabilities                                 (4,000)       ---
  Stock issued                                           (35,350)       ---
-------------------------------------------------------------------------------
Net cash paid to acquire Fruehauf                       $(15,129)  $    ---
-------------------------------------------------------------------------------

NOTE 6. LONG-TERM DEBT

        On September 30, 1997, the Company replaced its revolving credit facility. The new unsecured revolving bank line of credit permits the Company to borrow up to $125 million. Under this facility, the Company has the right to borrow until September 30, 2002, at which time the principal amount then outstanding will be due and payable. Interest payable on such borrowings is variable based upon the London interbank rate (LIBOR) plus 25 to 55 basis points, as defined, or a prime rate of interest, as defined. The Company pays a quarterly commitment fee on the unused portion of this facility at rates of 8.5 to 17.5 basis points per annum, as defined. Covenants under the new facility include a minimum level of net worth and a limitation on indebtedness.

NOTE 7. SUBSEQUENT EVENT

        On November 4, 1997, the Company purchased a 25.1% ownership in a European RoadRailer operation for approximately $6 million. The ownership interest is in the ETZ-Europaische Trailerzug Beteiligungsgessellschaft mbH ("ETZ"), based in Munich, Germany, the majority shareholder of the BTZ Bayersriche Trailerzug Gesellschaft fur JBimodalen Guterverkehr mbH ("BTZ"). Also, on October 1, 1997, the Finance Company entered into a five year operating lease arrangement with BTZ for approximately $13 million of RoadRailer(R) equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NOTE: This document contains various forward-looking comments. These comments should be viewed in connection with the risk factors disclosed in the Company's Form 8-K as filed with the Securities and Exchange Commission on January 21, 1997.

   Fruehauf Acquisition

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

   Net Sales

        Net sales for the three and nine month periods ended September 30, 1997 increased $85.1 million or 53% and $114.8 million or 25%, respectively, compared to the same periods in 1996. The increased sales for the three and nine month period were primarily attributable to an increase in new trailer sales of $55.6 million and $65.2 million, respectively, and an increase in aftermarket parts and service revenues of $20.5 million and $41.4 million, respectively. The increases in new trailer sales of $55.6 million and $65.2 million for the three and nine month periods, respectively, were caused by a 37% and 19% increase, respectively, in units sold as a result of increased production levels at the Company's existing manufacturing facility and the two new manufacturing facilities acquired. The Company's product mix for the three month period ended September 30, 1997 was favorably impacted by an increasing supply of composite material for the Company's newly introduced composite plate trailer. During the third quarter 1997, the Company completed construction of its own composite material manufacturing facility in Lafayette, Indiana. As a result, production start up of the new facility contributed to the increased supply of composite material during the quarter. The average sales price per new trailer sold increased 1.6% for the three month period compared to the corresponding period in 1996. For the nine month period ended September 30, 1997, the average sales price per new trailer sold decreased 2.2% compared to the corresponding period in 1996.

        The increase in aftermarket parts and service revenues reflects an increase in aftermarket parts sales through the Company's existing parts distribution business as well as the aftermarket parts distribution business and 31 retail outlets acquired during the second quarter. Beginning in 1998, the Company plans to begin the expansion of its retail distribution network from its current level of 31 retail outlets to approximately 50 retail outlets within 24 to 36 months.

     Gross Profit

        Gross profit as a percentage of net sales totaled 8.6% for the three month period ended September 30, 1997 compared to 3.8% for the same period in 1996. The gross profit margin for the nine month period ended September 30, 1997 as a percentage of sales was 7.6% versus 4.5% for the same period in 1996. The increase in the gross profit percentage in 1997 reflects the increase in production levels and higher levels of aftermarket parts sales and service revenues, which are generally characterized by higher margins.

     Income From Operations

        Income from operations for the three and nine month periods ended September 30, 1997 as a percentage of net sales was 5.3% and 4.5% compared to 1.6% and 2.4% for the same periods in 1996. Income from operations in 1997 was impacted primarily by the increase in the gross profit margins previously discussed offset somewhat by increased selling, general and administrative expenses. The increase in selling, general and administrative expenses primarily reflects higher levels of expense associated with the retail outlets acquired.

     Interest Expense

     Interest expense for the three and nine month period ended September 30, 1997 totaled $4.5 million and $11.6 million compared to $2.6 million and $7.6 million for the same periods in 1996. The increase in interest expense primarily reflects new term and bank line of credit debt associated with the growth in the leasing operations and working capital requirements.


     Taxes

        The provision for income taxes for the three and nine month periods ended September 30, 1997 of $3.8 million and $6.1 million, respectively, represents 42.6% and 41.1% of pre-tax income for the periods compared to the provision of $.1 million and $1.5 million, or 29.1% and 39.0% of pretax income, respectively, for the same periods in 1996. The effective tax rates are higher than the Federal statutory rates of 35% due primarily to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        As presented in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $14.8 million during the first nine months of 1997 primarily as a result of changes in working capital resulting from increases in accounts receivable and inventory offset somewhat by an increase in accounts payable. The changes in working capital were primarily the result of increased production levels and the establishment of inventory at the retail outlets acquired in the second quarter.

        During September, 1997, the Finance Company sold and leased back approximately $55.5 million of its equipment leased to others in three separate transactions with financial institutions. Net of these transactions, the Finance Company's lease portfolio (finance contracts and equipment leased to others) increased $40.4 million as the Company continues to expand its leasing operation. In addition, the Company used $16.7 million of cash for capital expenditures during the first nine months of 1997, principally for the construction of its composite material facility.

        At September 30, 1997, the Company's total debt was $201.3 million compared to $155.2 million at December 31, 1996. The net increase in the Company's debt primarily reflects new term and bank line of credit debt associated with the increased working capital requirements. On September 30, 1997, the Company replaced its revolving credit facility with an unsecured revolving bank line of credit permitting the Company to borrow up to $125 million. Under this facility, the Company has the right to borrow until September 30, 2002. Interest payable on such borrowings is variable based upon the London interbank rate (LIBOR) plus 25 to 55 basis points, as defined, or a prime rate of interest, as defined. The Company pays a quarterly commitment fee on the unused portion of this facility of 8.5 to 17.5 basis points per annum as defined.

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

BACKLOG

        The Company's backlog of orders was approximately $657 million at September 30, 1997 and $462 million at December 31, 1996. The Company's backlog represents the amount of orders the Company believes to be firm. Such orders may be subject to extension, delay or cancellation under certain circumstances.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

10.44 Revolving Credit Loan Agreement dated September 30, 1997, between NBD Bank, N.A. and Wabash National Corporation

10.45 Investment Agreement and Shareholders Agreement dated November 4, 1997, between ETZ (Europaische Trailerzug Beteiligungsgesellschaft MBH) and Wabash National Corporation

15.1    Report of Independent Public Accountants

(b) Reports on Form 8-K:

        The Company did not file any current reports on Form 8-K during the quarter ended September 30, 1997

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WABASH NATIONAL CORPORATION


Date: November 13, 1997            By:  /s/  Mark R. Holden
      -----------------                 ----------------------------------
                                        Mark. R. Holden
                                              Vice President - Chief
                                              Financial Officer
                                              (Principal Financial
                                              Officer and Principal
                                              Accounting Officer)