Form 10-K
period 1997-12-31
WABASH NATIONAL CORP /DE
filed 1998-02-04
CIK 879526

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 1997     Commission File Number 1-10883

                         WABASH NATIONAL CORPORATION
           (Exact name of registrant as specified in its charter)


         DELAWARE                                                52-1375208
(State or other jurisdiction                                  (IRS  Employer
of incorporation or organization)                            Identification No.)

1000 SAGAMORE PARKWAY SOUTH                                            47905
     LAFAYETTE, INDIANA                                             (Zip Code)
(Address of principal executive offices)


                               (765) 448-1591
             (Registrant's telephone number, including area code)


         Securities registered pursuant to Section 12(b) of the Act:


                                                          Name of each exchange
       Title of each class                                 on which registered
       -------------------                              -----------------------

Common Stock, $.01 Par Value                            New York Stock Exchange
Series A Preferred Share Purchase Rights                New York Stock Exchange


     Securities registered pursuant to Section 12(g) of the Act:   None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes.     X  No. *
                                            ----        ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [    ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of February 3, 1998 was $604,912,000, based upon the closing price of the Company's common stock as quoted on the New York Stock Exchange composite tape on such date.

     The number of shares outstanding of the registrant's Common Stock and Series A Preferred Share Purchase Rights as of February 3, 1998 was 19,955,874.

     The Proxy Statement for Annual Meeting of Stockholders to be held May 4, 1998 is incorporated into this Form 10-K Part III by reference.

*By letter dated April 25, 1997, the staff of the Securities and Exchange Commission informed the Company that it would not recommend any action against the Company for failure to file financial statements required by Form 8-K in connection with the Company's acquisition of certain assets of Fruehauf Trailer Corporation.

================================================================================

                               TABLE OF CONTENTS

                          WABASH NATIONAL CORPORATION
                            FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 1997


PART I.

                                                                                               PAGES
                                                                                               -----
     Item 1.        Business ..................................................................  1

     Item 2.        Properties ................................................................  8

     Item 3.        Legal Proceedings .........................................................  8

     Item 4.        Submission of Matters to Vote of Security Holders .........................  8

PART II.

     Item 5.        Market for the Registrant's Common Stock and Related Stockholder Matters ..  9

     Item 6.        Selected Financial Data ...................................................  9

     Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
                    Operations ................................................................  11

     Item 8.        Financial Statements and Supplementary Data ...............................  17

     Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial
                    Disclosure ................................................................  35

PART III.

     Item 10.       Directors and Executive Officers of the Registrant ........................  36

     Item 11.       Executive Compensation ....................................................  37

     Item 12.       Security Ownership of Certain Beneficial Owners and Management ............  37

     Item 13.       Certain Relationships and Related Transactions ............................  37

PART IV.

     Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........  38

SIGNATURES ....................................................................................  40

PART I

ITEM 1--BUSINESS

     Wabash National Corporation ("Wabash" or the "Company") designs, manufactures and markets standard and customized truck trailers, including dry freight vans, refrigerated trailers and bimodal vehicles. The Company believes that it is the largest United States manufacturer of truck trailers and the leading manufacturer of both aluminum and composite plate trailers. In addition, the Company is the exclusive manufacturer of RoadRailer(R) trailers, a patented bimodal technology owned by the Company which consists of trailers and detachable rail bogies that permit a vehicle to run both over the highway and directly on railroad lines. The Company's wholly-owned subsidiary, Wabash National Finance Corporation, (the "Finance Company") provides leasing and financing programs to its customers for new and used trailers. The Company also produces and sells aftermarket parts through its division, Wabash National Parts.

     On April 16, 1997, the Company purchased certain assets of Fruehauf Trailer Corporation ("Fruehauf"). The assets purchased included the Fruehauf and ProPar(R) brand names, certain patents and trademarks, retail outlets in 31 major metropolitan markets, an aftermarket parts distribution business based in Grove City, Ohio, a specialty trailer manufacturing plant in Huntsville, Tennessee and a trailer manufacturing plant in Ft. Madison, Iowa. As a result, the Company believes it has the largest company-owned distribution system in the industry selling new and used trailers, aftermarket parts and maintenance service. The retail sale of new and used trailers, aftermarket parts and maintenance service produces higher gross margins and tend to be more stable in demand. As a result, the Company intends to continue to place emphasis on this revenue source.

     In addition to its retail distribution network, Wabash markets its products directly and through dealers to truckload and less-than-truckload ("LTL") common carriers, private fleet operators, household moving and storage companies, leasing companies, package carriers and intermodal carriers including railroads. The Company has established significant relationships as a supplier to many large customers in the transportation industry, none of which accounted for more than ten percent of the Company's net sales in 1997 and only a few of which accounted for over ten percent of the Company's net sales in previous years, including those set forth below:

      o    Truckload Carriers:  Schneider National, Inc.; Werner
           Enterprises, Inc.; Swift Transportation Co., Inc.; Dart Transit Company; Heartland Express, Inc.; Crete Carrier Corporation; Knight Transportation, Inc.; U.S. Xpress Enterprises, Inc.; Frozen Food Express Industries (FFE)

      o    Leasing Companies:  Transport International Pool (TIP);
           Penske Truck Leasing; Trailer Leasing Company (TLC); National Semi Trailer Corp.; Leaseway Purchasing Corp.

      o    Private Fleets:   Safeway; Chrysler; The Kroger Company;
           Stone Container Corporation;  Foster Farms

      o    Less-Than-Truckload Carriers:  Roadway Express, Inc.; Old
           Dominion Freight Line, Inc.; Caliber Systems (Viking); USF Holland; Central Transport International

      o    Package Carriers:  Federal Express Corporation; United Parcel
           Service (UPS)

      o Domestic Intermodal Carriers: Triple Crown Services Company; National Rail Passenger Corp. (Amtrak); Burlington Northern Santa Fe

      o International Intermodal Carriers: Bayerische Trailerzug Gesellschaft (BTZ); Compagnie Nouvelle De Conteneurs (CNC)

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

     The Company's business strategy is to follow an integrated approach to engineering, manufacturing and marketing which emphasizes flexibility in product design and operations while preserving a low cost structure. Wabash seeks to identify and produce proprietary products in the trucking and bimodal industries which offer added value to customers and, therefore, generate higher profit margins than those associated with standard trailers. The Company has developed its leasing business and expects to continue such development. The Company also intends to expand its factory-owned distribution network in order to more effectively distribute its products. The Company believes that its RoadRailer bimodal technology provides the opportunity to maintain a reputation for design and new product development leadership and to continue to develop an international presence. The important elements of the Company's strategies are:

      o Assessment of Customer Needs. The Company's engineering, manufacturing, and marketing departments work with customers to assess customer needs and to develop cost-effective engineering and manufacturing solutions. This process results in many highly customized products incorporating unique design features. The Company seeks to acquire products, services and technologies that address customer needs and provide the Company with the opportunity for enhanced profit margins. The Company emphasizes long-term customer relationships at all levels in the Company, built on Wabash's reputation for flexibility and customization.

      o Engineering, Manufacturing and Purchasing. The Company's integrated approach emphasizes low-cost and flexible production on existing assembly lines without the need for extensive capital investment or re-tooling. The Company uses computer-aided design ("CAD") and computer-aided manufacturing ("CAM") techniques throughout the production process. The Company also utilizes just-in-time techniques for many aspects of the production process including delivery of components immediately prior to the time needed for assembly. These techniques have substantially reduced the capital investment and set-up time associated with introducing product innovations and have also reduced product waste and unnecessary product handling time.

      o Product Differentiation. Wabash has developed or acquired several proprietary products and processes which it believes are recognized as high in quality and distinctive in design. While the Company is a competitive producer of standardized products, it emphasizes the development and manufacture of distinctive and more customized products and believes that it has the engineering and manufacturing capability to produce these products efficiently. The Company expects to continue a program of aggressive product development and selective acquisitions of quality proprietary products which distinguish the Company from its competitors and provide opportunities for enhanced profit margins.

      o Corporate Culture. Since the Company's founding, management has fostered a corporate culture which emphasizes design and new product development capabilities as well as extensive employee involvement. All employees participate in extensive classroom training covering all aspects of the Company's business, including team building and problem solving, statistical process control, economics and finance. Wabash employs a compensation program which rewards all hourly employees through the distribution of a percentage of the Company's after-tax profits. Wabash's safety program has been developed with employee participation and has been cited for each of the last nine years (1988-1996) by the Truck Trailer Manufacturing Association for achieving the best safety record among large plants in the industry. The Company believes that its corporate culture has produced a highly trained and motivated workforce that understands the Company's business strategy and that is keenly interested in and rewarded by the success of the Company.

     Wabash was incorporated in Delaware in 1991 and is the successor by merger to a Maryland corporation organized in 1985.

THE TRUCK TRAILER INDUSTRY

     The United States market for truck trailers and related products has historically been cyclical and has been affected by overall economic conditions in the transportation industry as well as regulatory changes. Management believes that customers historically have replaced trailers in cycles that run from approximately six to eight years. Both state and federal regulation of the size, safety features and configuration of truck trailers have led to increased demand for trailers meeting new regulatory requirements from time to time. Currently, for instance, most states permit the use of 53 foot trailers, and this development has had a positive effect on trailer demand in the past few years.

     A large percentage of the new trailer market has historically been served by the ten largest truck trailer manufacturers, including the Company. Price, flexibility in design and engineering, product quality and durability, warranty, dealer service and parts availability are competitive factors in the markets served. Historically, there has been manufacturing over capacity in the truck trailer industry, particularly among the competitors of the Company.


     The following table sets forth domestic trailer shipments for the Company, its ten largest competitors and for the United States trailer industry as a whole:


                         1997       1996     1995     1994     1993     1992
                       --------  -------  -------  -------  -------  -------
    WABASH (1) ......    48,346   36,517   42,424   35,679   22,060   19,253
    Great Dane ......    37,237   25,730   36,514   29,756   23,900   21,717
    Utility .........    23,084   19,731   25,068   19,501   13,768   10,022
    Trailmobile .....    18,239   11,094   21,239   16,671   14,500   11,908
    Stoughton .......    11,500    8,300   14,770   13,000   13,500   10,011
    Strick ..........    10,488    8,141   18,427   15,599   12,800   10,500
    Dorsey ..........     7,939    8,595   12,276   12,010   10,190    7,496
    Lufkin ..........     5,785    3,648    8,141    4,850    3,476    2,651
    Fontaine ........     5,063    4,613    5,465    4,530    3,700    3,087
    Transcraft ......     4,509    3,161    3,571    3,591    2,507    1,632
    Total Industry ..   222,594  192,362  284,268  236,016  188,319  165,268


(1) Includes shipments of 1,467 units by Fruehauf in 1997 prior to the acquisition by Wabash of certain assets of Fruehauf.

Source: Southern Motor Cargo Magazine (C) 1998. A complete report for the top 30 manufacturers may be obtained from Southern Motor Cargo, P.O. Box 40169, Memphis, TN 38174.

REGULATION

     Truck trailer length, height, width, maximum weight capacity and other specifications are regulated by individual states. The Federal Government also regulates certain safety features incorporated in the design of truck trailers, including new regulations in 1998 which require ABS braking systems on all trailers produced beginning in March, 1998 and certain rear bumper strength regulations effective at the beginning of 1998. Manufacturing operations are subject to environmental laws enforced by federal, state and local agencies. (See "Environmental Matters")

PRODUCTS

     Since the Company's inception in 1985, the Company has expanded its product offerings from a single product into a broad line of transportation equipment and related products and services. As a result of its long-term relationships with its customers, the Company has been able to work closely with its customers to create competitive advantages through development and production of productivity--enhancing transportation equipment. The Company's current product lines include:

Transportation Equipment

      - Plate trailers. The aluminum plate trailer was introduced into the Company's product line in 1985. Since these trailers utilize thicker and more durable sidewalls than standard sheet and post or fiberglass reinforced plywood ("FRP") construction and avoid the use of interior liners, the life of the trailer is extended and maintenance costs are significantly reduced. In addition, the post used in constructing the sidewalls of the plate trailer is much thinner and therefore provides greater interior volume than a standard sheet and post trailer. Plate trailers are used primarily by truckload carriers. The Company believes that it is the largest producer of plate trailers in the United States. In late 1995, the Company introduced its composite plate trailer. Features of the new composite plate trailer include increased durability and greater strength than the aluminum plate trailer. The composite material is a high density vinyl core with a steel skin.

      - RoadRailer trailers. In 1987, the Company began manufacturing RoadRailer trailers. RoadRailer trailers represent a patented bimodal technology consisting of a truck trailer and detachable rail "bogie" permitting a trailer to run both over the highway and directly on railroad lines. The Company believes that the RoadRailer system can be operated more efficiently than alternative intermodal systems such as "piggyback" or "stack" railcars which require terminal operators to transfer vehicles or containers to railcars. In 1991, the Company acquired the exclusive rights to market and exploit RoadRailer technology. By offering the bimodal technology in a number of variations, the Company believes it can increase its penetration of the intermodal market and enlarge its pool of potential customers. The current models are the ReeferRailer(R) trailer, the ChassisRailer(R) trailer, the PupRailer(R) trailer, the AutoRailer(R) trailer and the 19.5 RoadRailer trailer. Management believes that RoadRailer trailers provide the opportunity for the Company to maintain a reputation for technological leadership in the transportation industry.

      - Lightweight railcars. In 1995, the Company introduced its first prototype lightweight, totally enclosed, high-speed railcar (the "AllRailer(R) railcar"). The AllRailer railcar design allows shippers to transport vehicles by rail in a fully-enclosed environment, protected from both airborne contamination and vandalism. The AllRailer railcar has the flexibility to be converted for use in either a bi-level or tri-level configuration by positioning the upper floors to handle automobiles or vehicles such as pick-up trucks, vans and sport/utility vehicles. This feature should result in greater railcar utilization and a reduction in repositioning empty railcars. AllRailer railcars feature a heavy duty version of the RoadRailer slack-free coupler, which reduces up to 99.8 percent of the forces transmitted to vehicles as a result of train slack action. Additional AllRailer railcar features include a wide interior, door edge protection and flat floors with built-in bridge plates between cars, all designed to provide damage-free vehicle loading and unloading.

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

      - FRP vans and doubles. The Company's initial product was FRP trailers which have been purchased primarily by LTL carriers utilizing doubles or triples. Motor carriers utilizing standard double or triple trailers frequently reach the maximum legal weight limits before they fill the capacity of the trailers. Since FRP trailers are lighter in weight than these double trailers, they enable LTL carriers to attain higher productivity than could be achieved using other types of double trailers. The Company believes that it is the largest producer of FRP trailers in the United States.

      - Aluminum vans and doubles. Aluminum vans and doubles, also known as sheet and post trailers, were introduced into the product line in 1986 and are the standard trailer product purchased by customers in most segments of the trucking industry.

      - Other. The Company's other transportation equipment include container chassis, flatbed trailers, rollerbed trailers, soft-sided trailers, dumps and converter dollies.

Aftermarket Parts and Service

     The Company also produces replacement parts and accessories and provides maintenance service both for its own and competitors' trailers and related equipment. Aftermarket parts business is less cyclical than trailer sales and represent a stable business which can produce high gross profit margins. The Company markets its aftermarket parts and services through its division, Wabash National Parts and through its wholly-owned subsidiary, Fruehauf Trailer Services, Inc. Management expects that the manufacture and sale of aftermarket parts and maintenance service will be a growing part of its product mix as the number and age of its units in service increases and as it increases the number of factory-owned branches. Sales of these products and services represented 10.9%, 4.5% and 3.0% of net sales during 1997, 1996 and 1995, respectively.

Leasing and Finance

     Through 1991, the Company leased trailers to customers on a very limited basis, primarily involving used trailers taken in trade from other customers. In late 1991, the Company began to build its in-house capability to provide leasing programs to its customers through its wholly-owned subsidiary, the Finance Company. At December 31, 1997, the Finance Company had approximately $44.0 million in equipment leased to others, net and $59.2 million invested in finance contracts. These leasing assets have been financed through term debt. Leasing revenues of the Finance Company represented 3.2%, 9.2% and 3.6% of net sales during 1997, 1996, and 1995, respectively.

Used Trailers

     The Company is also involved in the sale of used trailers, which are primarily trade-ins from its customers for new trailers. The Company generally sells its used trailers both directly through the Finance Company, or at retail through its factory owned branch distribution system. Depending upon the customer's desire, the Company may recondition a used trailer or "stretch" the trailer to convert a 48-foot unit into a 53-foot unit. Used trailer sales promote new sales by permitting trade-in allowances and have represented a stable source of revenue for the Company. The sale of used trailers represented 5.2%, 4.6% and 2.5% of net sales during 1997, 1996 and 1995, respectively.

CUSTOMERS

     The Company's customer base includes many of the nation's largest truckload common carriers, domestic and international intermodal carriers including railroads, leasing companies, LTL common carriers, private fleet carriers, and package carriers. The Company is currently the sole supplier to approximately 13 customers. Sales to customers for which the Company believes it is the sole supplier accounted for approximately 28.9% of the Company's new trailer sales in 1997. In addition, during 1997, export sales accounted for 1.2% percent of net sales.

     No customer represented more than 10% of the Company's net sales in 1997. Schneider National, Inc. accounted for approximately 13% of net sales during both 1996 and 1995. Swift Transportation Company accounted for approximately 15% of net sales in 1996. No other customer represented more than 10% of net sales in 1996 and 1995. The Company's net sales in the aggregate to its five largest customers were 21%, 39% and 33% of its sales in 1997, 1996 and 1995, respectively.

     Truckload common carriers include large national lines as well as regional carriers. The large national truckload carriers, who continue to gain market share at the expense both of regional carriers and private fleets, typically purchase trailers in large quantities with highly individualized specifications. Trailers purchased by truckload common carriers including Schneider National, Inc., Werner Enterprises, Swift Transportation Co., Heartland Express, Inc., Dart Transit, Inc., Crete Carrier Corporation, Knight Transportation, U.S. Xpress Enterprises, Inc. and FFE represented 42.2%, 58.3% and 63.9% of the Company's new trailer sales in 1997, 1996 and 1995, respectively.

     Leasing companies include large national companies as well as regional and local companies. Among leasing companies, the Company's customers include Transport International Pool (TIP), Trailer Leasing Company, National Semi Trailer Corp. and Penske Truck Leasing. New trailer sales to leasing companies represented 16.7%, 8.0% and 10.4% of new trailer sales in 1997, 1996 and 1995, respectively.

     Private fleet carriers represent the largest segment of the truck trailer industry in terms of total units, but are dominated by small fleets of 1 to 100 trailers. Among the larger private fleets, such as those of the large retail chain stores, automotive manufacturers and paper products, truck trailers are often ordered with customized features designed to transport specialized commodities or goods. Among private fleets, the Company's customers include Chrysler, Safeway, Foster Farms, The Kroger Company and Stone Container Corporation. New trailer sales to private fleets represented 6.7%, 9.4% and 10.0% of new trailer sales in 1997, 1996 and 1995, respectively.

     LTL carriers have experienced consolidation in recent years, and the industry is increasingly dominated by a few large national and several regional carriers. Since the Highway Reauthorization Act of 1983 mandated that all states permit the use of 28 foot double trailers, there has been a conversion of nearly all LTL carriers to doubles operations. Order sizes for LTL carriers tend to be in high volume and with standard specifications. LTL carriers who have purchased Company products include Roadway Express, Inc., Old Dominion Freight Line, Inc., Viking, USF Holland, Central Transport and TNT Freightway, Inc. New trailer sales to LTL carriers accounted for 14.1%, 14.9% and 6.8% of new trailer sales in 1997, 1996 and 1995, respectively.

     In the United States, the package carrier industry is dominated by Federal Express, United Parcel Service and Roadway Package System, Inc. Federal Express and UPS have developed rigid specifications for their highly specialized trailers and have historically purchased trailers from a small number of suppliers, including Wabash. New trailer sales to these customers represented 1.0%, 2.7% and 6.3% of new trailer sales in 1997, 1996 and 1995, respectively.

     Customers for the Company's proprietary RoadRailer products included U.S. and foreign intermodal carriers such as Triple Crown Services Company, Amtrak, Swift Transportation Co., Allied Systems, Bayerische Trailerzug Gesellschaft and Compagnie Nouvelle De Conteneurs. New trailer sales of RoadRailer products to these customers represented 4.5%, 6.6% and 2.6% of new trailer sales in 1997, 1996 and 1995, respectively. The Company believes that the RoadRailer technology has enabled it to develop an international presence. Anticipated sources of future revenue in the RoadRailer business also includes license fees from the license of RoadRailer technology to overseas manufacturers.

     Retail sales of new trailers to independent operators through the Company's factory-owned distribution network provides the Company with access to smaller unit volume sales which typically generate higher gross margins. Retail sales of new trailers represented 8.0% of total new trailer sales in 1997.

     The balance of new trailer sales in 1997, 1996 and 1995 were made to dealers and household moving carriers.

MARKETING AND DISTRIBUTION

     The Company markets and distributes its products directly through its factory-owned distribution network and through independent dealerships.
Certain types of customers purchase directly from the factory. The factory direct accounts include the larger truckload, LTL, package and household moving carriers and certain private fleets and leasing companies, and are high volume purchasers. In the past, the Company has focused its resources on the factory direct market, where customers are generally aware of the Company's management and its reputation in the trailer manufacturing industry. The larger LTL and private fleets, as well as the national fleets which increasingly dominate the truckload segment, buy factory direct with a great deal of customization. These larger carriers generally will purchase the largest trailer allowable by law in the areas they intend to operate, with maximum interior space. These carriers are the largest customers of the plate trailers manufactured by the Company. The Company's factory direct sales are based on specific customer orders.

     As a result of the acquisition of certain assets of Fruehauf, the Company's large distribution network affords the Company the ability to generate retail sales of trailers to smaller independent operators. In addition, this branch system enables the Company to provide maintenance and other services to customers on a nationwide basis and to take in large quantities of trade-ins which are common with large new trailer deals with fleet customers. In addition to the 31 factory-owned branches, the Company also sells its products through a nationwide network of 92 full-line and over 150 parts only independent dealerships which generally serve the trucking and transport industry. The dealers primarily serve intermediate and smaller sized carriers and private fleets in the geographic region where the dealer is located and on occasion may sell to large fleets. The dealers may also perform service work for many of their customers.

     The Company also provides leasing and finance programs to its customers through the Finance Company.

RAW MATERIALS

     The Company utilizes a variety of raw materials and components including steel, aluminum, lumber, tires and suspensions which it purchases from a large number of suppliers. Significant price fluctuations or shortages in raw materials or finished components may adversely affect the Company's results of operations. Beginning in 1998, the raw material which will be used in the greatest quantity will be composite plate material used on the Company's proprietary DuraPlate trailer. The composite material is comprised of an outer lining made of high strength steel surrounding a vinyl core, of which both components are in ready supply. In August, 1997, the Company completed construction of its own composite material facility located in Lafayette, Indiana where the Company produces the composite plate material from the raw steel and vinyl components. The Company believes the addition of this new facility will provide adequate capacity to meet its composite material requirements. The central Midwest location of the Company's plant gives Wabash a competitive advantage in the transportation cost of inbound raw materials as well as the cost of delivery of finished product. Customers often use trailers coming off the assembly line to deliver freight outbound from the Midwest.

BACKLOG

     The Company's backlog of orders was approximately $832 million, $462 million and $858 million at December 31, 1997, 1996 and 1995, respectively.
The Company expects to fill a majority of its existing backlog of orders by the end of 1998.

PATENTS, LICENSES AND TRADEMARKS

     The Company holds or has applied for approximately 70 patents in the United States on various components and techniques utilized in its manufacture of truck trailers. In addition, the Company holds or has applied for 78 patents in 13 foreign countries and the European patent community.

RESEARCH AND DEVELOPMENT

     The Company emphasizes design and product innovation and has increased its expenditures for research and development in recent years. The Company has a reputation in the industry for its innovation in product design and low cost manufacturing. The Company's policy is to expense all research and development costs as incurred. Research and development costs were $2.1 million, $1.2 million and $1.6 million in 1997, 1996 and 1995, respectively. Research and development efforts include the development of proprietary, highly automated manufacturing equipment and tooling, much of which was developed by the employees who operate the equipment.

The Company promotes a culture that encourages innovation by all employees, particularly those working on the factory floor.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to various federal, state and local environmental laws and regulations related to air and water quality, underground storage tanks (USTs) and waste handling and disposal. The substances and compounds generated and handled in the Company's operations that fall within these laws and regulations result from the Company's painting, insulating, undercoating and branch service operations. As a result, the Company incurs ongoing costs to comply with environmental laws and regulations as well as recognizes liabilities for treatment and remediation costs associated with known environmental issues.

     See Footnote 12. Commitments and Contingencies for additional environmental information and the Company's accounting for such costs.

EMPLOYEES

     As of December 31, 1997, the Company had 4,320 employees. Approximately 11% of the Company's employees are represented by labor unions. Since the Fruehauf acquisition, the Company has not entered into any collective bargaining agreements. The Company places a heavy emphasis on employees relations through educational programs and quality control teams. The Company believes its employee relations are good.

ITEM 2-- PROPERTIES

     The Company's corporate headquarters are located in Lafayette, Indiana. The Company and its subsidiaries have facilities located in various geographic locations. The Company's main facility of approximately 1 million square feet in Lafayette, Indiana consists of truck trailer and composite material production, tool and die operations, research laboratories, management offices and headquarters. This facility is subject to deeds of trust in favor of the owner of certain industrial revenue bonds sold to finance plant expansions in 1986. The Company owns three other manufacturing facilities, in Lafayette, Indiana (500,000 sq. ft.), in Fort Madison, Iowa, (255,000 sq. ft.), and Huntsville, Tennessee (178,000 sq. ft.). The Company emphasizes efficient manufacturing processes and believes it utilizes a large percentage of the Company's productive capacity during normal operations.

     The Company leases its aftermarket parts distribution center in Grove City, Ohio (145,000 sq. ft.) as well as other parts centers located in Montebello, California (40,000 sq. ft.), Phoenix, Arizona (10,000 sq. ft.), Chicago, Illinois (15,000 sq. ft.) and Lafayette, Indiana (77,000 sq. ft.).

     As of December 31, 1997, the Company operated 31 sales and service locations, six of which were leased. The branch facilities consist of office, warehouse and service space and generally range in size from 20,000 to 35,000 square feet per facility.

     The Company believes that these facilities are suitable and adequate for its operations.

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

PART II

ITEM 5--  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol "WNC." The following table sets forth, for the period indicated, the high and low sale prices per share of the Common Stock as reported on the New York Stock Exchange Composite Tape and the dividends declared per common share.


                                                           DIVIDENDS
                                                          DECLARED PER
                              HIGH       LOW              COMMON SHARE
                            --------  ---------           ------------
        1997
        ------------------
         Fourth Quarter ..  $35.625    $25.625                  $0.035
         Third Quarter ...  $30.4375   $23.5                    $0.035
         Second Quarter ..  $30.00     $17.375                  $0.03
         First Quarter ...  $18.625    $15.625                  $0.03
        1996
        ------------------
         Fourth Quarter ..  $20.50     $15.75                   $0.03
         Third Quarter ...  $18.875    $15.125                  $0.03
         Second Quarter ..  $22.75     $17.375                  $0.03
         First Quarter ...  $24.125    $18.25                   $0.03



As of  January 27, 1998, the Common Stock was held by 1,123 holders of record.

ITEM 6--SELECTED FINANCIAL DATA

     The following selected consolidated financial data with respect to the Company, for the five years in the period ended December 31, 1997, have been derived from the Company's consolidated financial statements, which statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their reports. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.

                                                                          YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------------------------
                                                             1997       1996       1995       1994        1993
                                                             ----       ----       ----       ----        ----
                                                            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
   Net sales..........................................    $ 846,082   $ 631,492   $ 734,299   $ 561,797   $ 360,030
   Cost of sales......................................      778,620     602,629     677,503     511,821     325,123
                                                          ---------   ---------   ---------   ---------   ---------

     Gross profit.....................................       67,462      28,863      56,796      49,976      34,907
   Selling, general and administrative expenses.......       26,307      13,359      11,111       8,723       7,465
                                                          ---------   ---------   ---------   ---------   ---------

     Income from operations...........................       41,155      15,504      45,685      41,253      27,442
   Interest expense...................................      (16,100)    (10,257)     (6,251)     (2,684)     (1,388)
   Other, net.........................................          735         788         875       1,019        (184)
                                                          ---------   ---------   ---------   ---------   ---------

     Income before taxes..............................       25,790       6,035      40,309      39,588      25,870
   Provision for income taxes.........................       10,576       2,397      14,902      15,663      10,315
                                                          ---------   ---------   ---------   ---------   ---------

     Net income.......................................    $  15,214   $   3,638  $   25,407  $   23,925  $   15,555
                                                          =========   =========  ==========  ==========  ==========

   Basic earnings per common share ...................    $    0.74   $    0.19  $     1.34  $     1.32  $     0.90

   Cash dividends declared per common share ..........    $    0.13   $    0.12  $    0.105  $    0.085  $     0.07




                                                                           YEARS ENDED DECEMBER 31,
                                               --------------------------------------------------------------------------
                                                    1997           1996           1995            1994            1993
                                               -------------  -------------  --------------  -------------    -----------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
BALANCE SHEET DATA (at end of period):
  Working capital ............................   $280,212        $148,712       $113,198       $ 90,802        $ 56,407
  Total lease portfolio ......................    103,222         113,811         76,464         53,479          37,647
  Total assets ...............................    629,870         440,071        384,134        300,679         179,801
  Long-term debt, net of current maturities ..    231,880 (1)     151,307(1)      73,726(1)      24,857          24,422
  Stockholders' equity .......................    226,516         178,368        177,631        154,181          87,464



(1) Long-term debt, net of current maturities, includes $54.9 million, $80.9 million and $31.0 million in 1997, 1996 and 1995, respectively, incurred by the Finance Company in connection with its lease and finance operations.

ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of Wabash National Corporation's ("Wabash" or the "Company") historical results of operations and of its liquidity and capital resources should be read in conjunction with the consolidated Financial Statements and related notes thereto.

OVERVIEW

     This document contains forward-looking statements. These statements should be viewed in connection with the risk factors disclosed in the Company's Form 8-K as filed with the Securities and Exchange Commission on January 21, 1997.

     During 1997, the Company achieved net sales of $846.1 million, which were 34% higher than 1996 net sales of $631.5 million. Net income for 1997 rose to $15.2 million or $0.74 per share as compared to $3.6 million or $0.19 per share in 1996. The increase in net sales is primarily attributable to the acquisition of certain assets of Fruehauf Trailer Corporation ("Fruehauf") in April, 1997, the completion of the Company's composite material facility in Lafayette, Indiana, and an estimated 15% increase in U.S. truck trailer demand.

     On April 16, 1997, the Company acquired substantially all of the remaining assets of Fruehauf, a manufacturer and marketer of truck trailers and related parts. The purchase included assets consisting of the Fruehauf and ProPar(R) names, certain patents and trademarks, retail outlets in 31 major metropolitan markets, an aftermarket parts distribution business, a specialty trailer manufacturing plant and a van manufacturing plant. The acquisition was accounted for as a purchase and accordingly, Fruehauf's results are included in the consolidated financial statements since the date of acquisition. This acquisition was strategic for Wabash as it combined the largest fleet producer in the truck trailer industry with the largest retail distribution network, thereby providing important synergies in the areas of aftermarket parts and service as well as an expansive used trailer distribution network.

     In the third quarter of 1997, the Company completed the construction of its new composite material facility in Lafayette, Indiana and began producing composite plate material for the Company's proprietary DuraPlate(R) trailer introduced in late 1995. Previously, the Company was severely limited on the supply of the composite material from one supplier who was not able to increase its capacity. The Company's newly constructed composite material facility will allow the Company to meet its long-term material requirements internally and to continue to enhance the design and manufacturability of the DuraPlate trailer.

     In 1997, the U.S. truck trailer industry experienced one of the best years in the industry's history with over 220,000 units shipped, an increase of approximately 15% over 1996 and a decrease of approximately 22% compared to 1995, the best year in the industry's history. The Company's market share in the U.S. trailer industry was approximately 22% in 1997. The Company's total new trailer shipments increased 32% over 1996 and increased by 14% over 1995. The demand for the Company's products continues to be strong as the Company began 1998 with approximately $831 million in backlog, a majority of which is expected to be delivered in 1998.

     Finally, although not a significant contributor to the Company's 1997 Results of Operations, the Company continues to pursue opportunities in international markets, primarily through the Company's proprietary RoadRailer technology. In November, 1997, the Company acquired a minority interest in a European RoadRailer operating company in which exclusively RoadRailer equipment is used to transport goods between Italy and Germany over the rails. In addition, the Company formed an affiliation with trailer manufacturer Bernard Krone Fabrzeugwerke GmbH of Wertle, Germany for the marketing of dry vans and refrigerated trailers throughout Europe. The Company believes these, and other opportunities provide the foundation for future growth internationally.

      The following table sets forth certain operating data as a percentage of net sales for the periods indicated:


                                                                PERCENTAGE OF NET SALES
                                                                YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                         1997             1996              1995
                                                      ----------     --------------   --------------

      Net sales ...........................              100.0%            100.0%           100.0%
      Cost of sales .......................               92.0              95.4             92.3
                                                        -------           -------          -------

           Gross profit ...................                 8.0              4.6              7.7
      General and administrative expense ..                 2.1              1.4              1.0
      Selling expense .....................                 1.0               .7               .5
                                                        -------           -------          -------

           Income from operations .........                 4.9              2.5              6.2
      Interest expense ....................                (1.9)            (1.6)             (.8)
      Other, net ..........................                 ---               .1               .1
                                                        -------           -------          -------

           Income before taxes ............                 3.0              1.0              5.5
      Provision for taxes .................                 1.2               .4              2.0
                                                        -------           -------          -------

           Net income .....................                1.8%               .6%             3.5%
                                                        =======           =======          =======

RESULTS OF OPERATIONS

   Net Sales


     As mentioned previously, the Company achieved record sales of $846.1 million in 1997 and increased its U. S. market share to an estimated 22%. Net sales and market share compared to 1996 and 1995 is as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                  ----------------------------------
                                                        1997      1996        1995
                                                        ----      ----        ----
                                                      (DOLLAR AMOUNTS IN THOUSANDS)
Net sales ......................................    $846,082    $631,492    $734,299
% increase/(decrease) in sales from prior period       34.0%     (14.0)%       30.7%
Estimated % share of new U. S. trailer market ..       22.0%       19.0%       14.9%

The increase in net sales from 1996 to 1997 of $214.6 million was attributable to increases in all facets of the Company's business: new trailer sales increased $128.8 million, used trailer sales increased $14.4 million, aftermarket parts and service increased $63.9 million and Finance Company lease revenues increased $7.4 million.

     The increase in new trailer sales of $128.8 million was attributable to a 30% increase in the number of units sold, reflecting the impact of the newly acquired retail branch outlets, a 15% increase in U.S. truck trailer demand and continued strong demand for the Company's products. Increased production of the Company's proprietary composite plate trailer, the "DuraPlate" trailer, the next generation of the aluminum plate trailer, also favorably impacted net sales in 1997, particularly in the fourth quarter. Historically, the aluminum plate trailer had accounted for over half of the Company's revenues and even a greater percentage of its earnings. While not proprietary, the Company has enjoyed a sizable market share within this segment. As the success of the aluminum plate trailer grew, the Company experienced increased competition within its main product line and as a result, decreased margins. With this in mind, the Company developed and introduced in late 1995 the DuraPlate trailer which is proprietary in design. The Company's plate trailer production, including both aluminum and DuraPlate, increased 10% in the twelve months ended December 31, 1997 compared to the same period in 1996, and over 26% in the fourth quarter of 1997 compared to the same period in 1996. Prior to the fourth quarter of 1997, the Company was severely limited in the amount of composite plate material made available to it from its one supplier who was unable to add additional capacity. As a result, during the first nine months of 1997, the Company's product mix was heavily weighted toward lower priced and lower margin commodity-type trailers. In August, 1997, the Company completed the construction of its own composite material facility in Lafayette, Indiana and in the fourth quarter began using material from this production line for the assembly of new DuraPlate trailers. The Company believes this new facility will provide sufficient capacity for the Company's foreseeable composite material requirements which call for continued increases in demand for this product.

     The increase in aftermarket parts and service sales of $63.9 million as well as the increase in used trailer sales of $14.4 million as compared to 1996 is primarily the result of the addition of the retail branch distribution network. The Company's strategy to combine the largest fleet manufacturer with the largest retail distribution network in the U.S. provided immediate benefits by creating critical synergies in the areas of aftermarket parts and service and used trailer sales, particularly the ability to market used trailer trade-ins taken by the Company against new trailer fleet orders. The Company recently announced its branch expansion plan which will increase the number of company-owned retail branch outlets to approximately 50 in the next two to three years. The Company believes the synergies between the fleet and retail business provides significant competitive advantages in the U.S. truck trailer industry and the opportunity for continued sales growth. The $7.4 million increase in leasing and finance revenues during 1997 was primarily due to a full year of lease revenues on a large number of trailers added to the Finance Company's portfolio in late 1996, as the overall number of trailers leased and financed to customers remained relatively constant with 1996 levels.

     The decrease in sales of 14% from 1995 to 1996 was the result of a 32% decrease in industry new trailer shipments combined with the limited supply of composite material for the Company's newly introduced DuraPlate trailer. As a result, the Company's production mix was heavily weighted toward lower priced and lower margin commodity trailers. The 30.7% increase in net sales from 1994 to 1995 was primarily attributed to a 20% increase in industry new trailer shipments and strong demand for the Company's products.

     Gross Profit

     The Company's gross profit as a percent of sales increased to 8.0% compared to 4.6% in 1996 and 7.7% in 1995. This increase in gross profit percentage reflects the impact of higher margin sales from the retail branch outlets acquired in 1997 and the improvement in product mix resulting from the completion of the Company's composite material facility in the third quarter of 1997. As expected, the gross margins recognized through the retail branch network during 1997 on sales of new and used trailers and aftermarket parts and service were significantly better than the historical margins achieved by the Company on new trailer fleet business and contributed to the overall increase in the consolidated gross margin. In addition, the completion of the Company's composite material facility in August, 1997, allowed the Company to increase its production of the proprietary DuraPlate trailer during the fourth quarter, thereby improving the product mix at the Company's manufacturing facilities. Gross margin as a percent of sales in the fourth quarter of 1997 was approximately 8.8% of net sales, compared to 4.6% of net sales in the fourth quarter of 1996. Based on current known trends, the Company expects further improvement in gross margin as product mix continues to shift toward proprietary products like the DuraPlate trailer and as a larger percentage of the Company's sales are generated from the retail network.


                                         YEARS ENDED DECEMBER 31,
                                    ----------------------------------
                                          1997        1996        1995
                                         -----        ----        ----
                                        (DOLLAR AMOUNTS IN THOUSANDS)
            Gross profit .........     $67,462     $28,863     $56,796
            as a % of net sales ..        8.0%        4.6%        7.7%

         Income from Operations


     Income from operations (income before interest, taxes, and other items) was 4.9%, 2.5% and 6.2% of net sales in 1997, 1996 and 1995, respectively. The increase in income from operations in 1997 was impacted primarily by the increase in gross profit margins previously discussed offset by increased selling, general and administrative expenses. The increase in selling, general and administrative expenses primarily reflects higher levels of expense associated with the retail outlets acquired. Selling, general and administrative expenses were 3.1%, 2.1% and 1.5% of net sales in 1997, 1996 and 1995.

                                           YEARS ENDED DECEMBER 31,
                                      ----------------------------------
                                        1997            1996        1995
                                      ----------  ----------  ----------
                                         (DOLLAR AMOUNTS IN THOUSANDS)
           Income from operations ..  $41,155        $15,504     $45,685
           as a % of net sales .....      4.9%           2.5%        6.2%

     Other Income (Expense)


     Interest expense totaled $16.1 million, $10.3 million and $6.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in interest expense primarily reflects new term and bank line of credit debt associated with increased working capital requirements due to the establishment of inventory at the Fruehauf retail outlets acquired in the second quarter, higher working capital due to increased production at the Company's manufacturing facilities and growth in the Finance Company's leasing operations. Other, net is primarily comprised of a variety of immaterial, non-operating expense items.

     Income Taxes

     The provision for federal and state income taxes represented 41.0%, 39.7% and 37.0% of pre-tax income for 1997, 1996 and 1995, respectively. During 1995, the Company recognized a state income tax credit related to property improvements on its new facility acquired during 1994. This credit caused the effective tax rate to be 2.4% points lower than the statutory rates in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     As presented in the Consolidated Statements of Cash Flows, cash and cash equivalents as of December 31, 1997 increased $9.1 million to $14.6 million as compared to $5.5 million at December 31, 1996. The increase in cash was the result of net cash used in operating and investing activities of $69.4 million offset by cash provided from financing activities of $78.5 million. Net cash used in operating and investing activities of $69.4 million is the result of increased working capital due to the start-up and growth in the retail branch network acquired in the second quarter of 1997, increased production levels at the Company's manufacturing facilities, capital expenditures related to the construction of the Company's composite material facility and continued growth in the Finance Company's leasing operations.

     The increase in working capital during 1997 was due to the Company's investment of approximately $23 million to establish working capital at the Fruehauf retail outlets acquired in April, 1997 and higher inventory and receivables, offset somewhat by increased accounts payable, resulting from increased production at the Company's manufacturing facilities. The Company has announced a branch expansion plan beginning in 1998 which will increase the number of company-owned retail branch outlets from 31 branches to approximately 50 over the next two to three years and as a result, further working capital investments will be required to meet this expansion plan. The Company anticipates improvements in working capital at its manufacturing facilities in 1998 to partially offset the working capital needs within the retail branches.

     Capital expenditures during 1997 totaled approximately $20 million and related principally to the construction of the Company's composite material facility which was completed in the third quarter of 1997. In addition, investments in the Finance Company's leasing operations of approximately $75 million were made during 1997 as the Finance Company continues to expand its leasing operations. Offsetting this investing activity were several transactions during the third and fourth quarters of 1997 totaling approximately $80 million. These transactions were comprised of $56 million in sale and leaseback transactions occurring in September, 1997 involving a portion of the Finance Company's operating lease portfolio and a December, 1997 sale and leaseback transaction involving $10 million of the Company's manufacturing equipment. The final transaction in December, 1997 of approximately $13 million involved the sale, with recourse, by the Finance Company of certain of its finance contracts to a financial institution.

     The acquisition of Fruehauf in April, 1997 for $50.5 million was financed through the issuance of $17.8 million in common stock, $17.6 million in preferred stock and the remaining $15.1 million in cash. The initial cash requirement for this acquisition was funded through the use of the Company's revolving credit facility and was recovered within the first 90 days following the acquisition through the positive cash flow generated from the sale of working capital acquired in the acquisition.

     In connection with the investments discussed above, the Company's debt increased to $231.9 million at December 31, 1997 compared to $151.3 million at December 31, 1996. Of the $231.9 million of consolidated debt outstanding at December 31, 1997, the Finance Company had $54.9 million in outstanding borrowings as a result of its leasing activities compared to $80.9 million at December 31, 1996. On September 30, 1997, the Company replaced its revolving credit facility with an unsecured revolving bank line of credit permitting the Company to borrow up to $125 million. Under this facility, the Company has the right to borrow until September 30, 2002. Interest payable on such borrowings is variable based upon the London interbank rate (LIBOR) plus 25 to 55 basis points or a prime rate of interest. The Company pays a quarterly commitment fee on the unused portion of this facility of 8.5 to 17.5 basis points per annum. The Company had available credit under this facility of $59 million at December 31, 1997. In connection with one of the Company's European RoadRailer(R) sales transactions, the Company is contingently liable for up to four years as a guarantor of certain commitments of two separate entities via standby letters of credit in the amount of $7.6 million and a separate letter of guarantee in the amount of $4 million. During 1997, the Company continued to utilize a receivables sale and servicing agreement established in June, 1995, which enables the Company to sell up to $40 million of receivables without recourse. These credit facilities are used for working capital and other general corporate purposes.

     On April 27, 1995, the Company announced that the Board of Directors authorized a common stock repurchase plan of up to $30 million in the aggregate. The Company may purchase its common stock in the open market or in block transactions from time to time as it deems appropriate.

     Other sources of funds for capital expenditures, continued expansion of businesses including the branch expansion program, dividends, principal repayments on debt, stock repurchase and working capital requirements are expected to be cash from operations, additional borrowings under the credit facilities and term borrowings and equity offerings. The Company believes these funding sources will be adequate for its anticipated requirements.

     The Company has assessed and continues to assess the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems will recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause our systems to process critical financial and operational information incorrectly. One of the more significant Year 2000 issues faced by the Company are the systems in place within the Company's retail distribution network, which are not Year 2000 compliant. As a result, in 1998 the Company will install new application systems within this distribution network which will be Year 2000 compliant.
The Company does not expect the costs associated with becoming Year 2000 compliant to be material.

INFLATION

     The Company has been generally able to offset the impact of rising costs through productivity improvements as well as selective price increases. As a result, inflation is not expected to have a significant impact on the Company's business.

NEW ACCOUNTING PRONOUNCEMENTS

     The FASB issued SFAS No.128, Earnings Per Share, which is effective at year-end 1997. This statement establishes standards for computing and presenting earnings per share (EPS) and supersedes APB Opinion No. 15, Earnings per share. The Company adopted this new standard in computing EPS for the twelve months ended

December 31, 1997. The adoption of this statement did not have a material effect on the Company's reported earnings per share.

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

              ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                                                                                       PAGES
                                                                                       -----
Report of Independent Public Accountants .............................................  18

Consolidated Balance Sheets as of December 31, 1997 and 1996 .........................  19

Consolidated Statements of Income for the years ended December 31, 1997, 1996 and
    1995 .............................................................................  20

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997,
    1996 and 1995 ....................................................................  21

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and
    1995 .............................................................................  22

Notes to Consolidated Financial Statements ...........................................  23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
     Wabash National Corporation:

     We have audited the accompanying consolidated balance sheets of WABASH NATIONAL CORPORATION (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wabash National Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                                             ARTHUR ANDERSEN LLP
Indianapolis, Indiana
January 19, 1998.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)





                                                                DECEMBER 31,
                                                             ------------------
                            ASSETS                             1997      1996
                            ------                           --------  --------
CURRENT ASSETS:
    Cash and cash equivalents ..............                 $ 14,647  $  5,514
    Accounts receivable, net ...............                  161,249    71,166
    Current portion of finance contracts ...                    7,697     6,128
    Inventories ............................                  211,359   140,015
    Prepaid expenses and other .............                   12,962    13,087
                                                             --------  --------

        Total current assets ...............                  407,914   235,910
                                                             --------  --------

PROPERTY, PLANT AND EQUIPMENT, net .........                  108,798    81,782
                                                             --------  --------

EQUIPMENT LEASED TO OTHERS, net ............                   43,986    63,825
                                                             --------  --------

FINANCE CONTRACTS, net of current portion ..                   51,539    43,858
                                                             --------  --------

OTHER ASSETS ...............................                   17,633    14,696
                                                             --------  --------
                                                             $629,870  $440,071
                                                             ========  ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
      Current maturities of long-term debt ................  $  4,148  $  3,942
      Accounts payable ....................................    94,083    69,155
      Accrued liabilities .................................    29,471    14,101
                                                             --------  --------

            Total current liabilities .....................   127,702    87,198
                                                             --------  --------

 LONG-TERM DEBT, net of current maturities ................   231,880   151,307
                                                             --------  --------

 DEFERRED INCOME TAXES ....................................    26,440    22,879
                                                             --------  --------

 OTHER NONCURRENT LIABILITIES AND CONTINGENCIES ...........    17,332       319
                                                             --------  --------

 STOCKHOLDERS' EQUITY:
      Preferred stock .....................................         4      ----
      Common stock, 19,954,874 and 18,910,923 shares issued
        and outstanding, respectively .....................       200       189
      Additional paid-in capital ..........................   135,611    99,388
      Retained earnings ...................................    91,980    80,070
      Treasury stock at cost, 59,600 common shares ........    (1,279)   (1,279)
                                                             --------  --------

            Total stockholders' equity ....................   226,516   178,368
                                                             --------  --------
                                                             $629,870  $440,071
                                                             ========  ========


The accompanying notes are an integral part of these Consolidated Balance
Sheets.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)





                                                                      YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                    1997        1996        1995
                                                              ----------  ----------  ----------

NET SALES ..................................................  $  846,082  $  631,492  $  734,299
COST OF SALES ..............................................     778,620     602,629     677,503
                                                              ----------  ----------  ----------

        Gross profit .......................................      67,462      28,863      56,796

GENERAL AND ADMINISTRATIVE EXPENSES ........................      17,806       8,857       7,245
SELLING EXPENSES ...........................................       8,501       4,502       3,866
                                                              ----------  ----------  ----------

        Income from operations .............................      41,155      15,504      45,685

OTHER INCOME (EXPENSE):
     Interest expense ......................................     (16,100)    (10,257)     (6,251)
     Other, net ............................................         735         788         875
                                                              ----------  ----------  ----------

        Income before income taxes .........................      25,790       6,035      40,309

PROVISION FOR INCOME TAXES .................................      10,576       2,397      14,902
                                                              ----------  ----------  ----------

        Net income .........................................  $   15,214  $    3,638  $   25,407

PREFERRED STOCK DIVIDENDS ..................................         742         ---         ---
                                                              ----------  ----------  ----------

NET INCOME AVAILABLE TO COMMON
   STOCKHOLDERS ............................................  $   14,472  $    3,638  $   25,407
                                                              ==========  ==========  ==========

COMMON STOCK DATA:

        Average number of shares of common stock outstanding  19,586,000  18,912,000  18,948,000

        Basic earnings per common share ....................       $0.74       $0.19       $1.34
                                                              ==========  ==========  ==========

        Diluted earnings per common share ..................       $0.74       $0.19       $1.33
                                                              ==========  ==========  ==========


 The accompanying notes are an integral part of these consolidated statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)




                                             Preferred Stock         Common Stock         Additional
                                         ----------------------  ------------------------  Paid-In    Retained  Treasury
                                           Shares     Amount    Shares        Amount       Capital    Earnings   Stock     Total
                                         -------------------------------------------------------------------------------------------

BALANCES, December 31, 1994 ..........     ---      $---       18,938,449     $189        $ 98,708    $ 55,284  $   ---   $ 154,181

 Net Income for the year .............     ---       ---              ---      ---             ---      25,407      ---      25,407
 Cash dividends ($0.105 per share)         ---       ---              ---      ---             ---      (1,990)     ---      (1,990)
 Issuance of common stock under
  employee stock purchase plan .......     ---       ---            3,379      ---              88         ---      ---          88
 Exercise of stock options ...........     ---       ---           21,000      ---             450         ---      ---         450
 Purchase treasury stock .............     ---       ---          (19,600)     ---             ---         ---     (505)       (505)
                                       --------------------------------------------------------------------------------------------
BALANCES, December 31, 1995 ..........     ---      $---       18,943,228     $189        $ 99,246    $ 78,701  $  (505)  $ 177,631

 Net income for the year .............     ---       ---              ---      ---             ---       3,638      ---       3,638
 Cash dividends ($0.12 per share) ....     ---       ---              ---      ---             ---      (2,269)     ---      (2,269)
 Issuance of common stock under
  employee stock purchase plan .......     ---       ---            4,995      ---              92         ---      ---          92
 Exercise of stock options ...........     ---       ---            2,700      ---              50         ---      ---          50
 Purchase treasury stock .............     ---       ---          (40,000)     ---             ---         ---     (774)       (774)
                                       --------------------------------------------------------------------------------------------
BALANCES, December 31, 1996 ..........     ---      $---       18,910,923     $189        $ 99,388    $ 80,070  $(1,279)  $ 178,368

 Net income for the year .............     ---       ---              ---      ---             ---      15,214      ---      15,214
 Cash dividends ($0.13 per share) ....     ---       ---              ---      ---             ---      (2,562)     ---      (2,562)
 Preferred dividends..................     ---       ---              ---      ---             ---        (742)     ---        (742)
 Issuance of common stock under:
  employee stock purchase plan .......     ---       ---            3,551      ---              97         ---      ---          97
  employee stock bonus plan ..........     ---       ---           11,300      ---             272         ---      ---         272
 Stock issued for acquisition:
  Common stock .......................     ---       ---        1,000,000       10          17,740         ---      ---      17,750
  Preferred stock .................... 352,000         4              ---      ---          17,596         ---      ---      17,600
 Exercise of stock  options ..........     ---       ---           29,100        1             518         ---      ---         519
                                       --------------------------------------------------------------------------------------------

BALANCES, December 31, 1997 .......... 352,000      $  4       19,954,874     $200        $135,611    $ 91,980  $(1,279)  $ 226,516
                                       ============================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                               YEARS ENDED DECEMBER 31,
                                                                                           -------------------------------
                                                                                                1997       1996       1995
                                                                                           ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...........................................................................  $  15,214  $   3,638  $  25,407
   Adjustments to reconcile net income to net cash provided by operating activities--
       Depreciation and amortization ....................................................     16,623     15,289     11,504
       Bad debt provision ...............................................................        693        186        616
       Deferred income taxes ............................................................      5,463      2,317      4,541
       Change in operating assets and liabilities, excluding effects of the acquisition--
           Accounts receivable ..........................................................    (76,821)     6,183     (3,313)
           Inventories ..................................................................    (51,181)    (7,919)   (57,712)
           Prepaid expenses and other ...................................................      2,293     (3,661)    (4,370)
           Accounts payable .............................................................     24,928    (19,335)     3,900
           Accrued liabilities ..........................................................      6,218        757     (1,667)
           Other assets .................................................................      4,757     (3,421)    (2,566)
                                                                                           ---------  ---------  ---------
              Net cash used in operating activities .....................................    (51,813)    (5,966)   (23,660)
                                                                                           ---------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .................................................................    (20,168)   (11,211)   (37,898)
   Proceeds from sale and leaseback of property, plant, and equipment ...................     10,052        ---        ---
   Investment in equipment leased to others .............................................    (38,137)   (41,275)   (19,076)
   Proceeds from sale of leased equipment and finance contracts .........................     73,524     17,706      9,149
   Investment in finance contracts ......................................................    (25,561)   (24,940)  (20, 512)
   Principal payments on finance contracts ..............................................      5,403      4,844      3,279
   Payments for RoadRailer technology ...................................................     (1,464)    (2,008)      (275)
   Investment in unconsolidated affiliate ...............................................     (6,230)        ---        ---
   Payment for purchase of Fruehauf, net of cash acquired (Note 5) ......................    (15,129)        ---        ---
   Other ................................................................................        121        172       (39)
                                                                                           ---------  ---------  ---------
              Net cash used in investing activities .....................................    (17,589)   (56,712)   (65,372)
                                                                                           ---------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt .................................................    (14,855)   (24,365)    (9,895)
   Proceeds from issuance of long-term debt .............................................     35,635    143,361     10,000
   Borrowings under long-term revolver ..................................................    418,599    398,100    311,420
   Payments under long-term revolver ....................................................   (358,600)  (448,100)  (258,189)
   Proceeds from issuance of common stock, net of expenses ..............................        888        142        538
   Payment of cash dividends ............................................................     (2,431)    (2,269)    (1,895)
   Payment of preferred dividends .......................................................       (701)       ---        ---
   Purchase of treasury stock ...........................................................        ---       (774)      (505)
                                                                                           ---------  ---------  ---------
              Net cash provided by financing activities .................................     78,535     66,095     51,474
                                                                                           ---------  ---------  ---------

NET INCREASE (DECREASE) IN CASH .........................................................      9,133      3,417    (37,558)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD ................................      5,514      2,097     39,655
                                                                                           ---------  ---------  ---------
CASH AND CASH EQUIVALENTS AT THE END OF  THE PERIOD .....................................  $  14,647  $   5,514  $   2,097
                                                                                           =========  =========  =========



 The accompanying notes are an integral part of these consolidated statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

     Wabash National Corporation (the Company) designs, manufactures and markets standard and customized truck trailers under the Wabash National and Fruehauf trademarks. The Company is the leading manufacturer of composite trailers, aluminum plate trailers and bimodal vehicles through its RoadRailer products. The Company produces and sells aftermarket parts through its division, Wabash National Parts, and its wholly-owned subsidiary, Fruehauf Trailer Services, Inc. (FTSI). In addition to its aftermarket parts sales and service revenues, FTSI distributes new and used trailers. The Company's other wholly-owned subsidiaries include Wabash National Finance Corporation (the Finance Company) and Continental Transit Corporation (Continental). The Finance Company provides leasing and financing programs to its customers for new and used trailers. Continental provides transportation services for the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Basis of Consolidation

     The consolidated financial statements reflect the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliates in which the company exercises significant influence but not control are accounted for by the equity method and the Company's share of net income or loss of its affiliates is included in Other, net.

     b. Significant Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in its consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

     c. Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less.

     d. Allowance for Doubtful Accounts

     Accounts receivable as shown in the accompanying Consolidated Balance Sheets are net of allowance for doubtful accounts of $1,487,000, $1,686,000 and $1,363,000 at December 31, 1997, 1996 and 1995, respectively.

     e. Inventories

     Inventories are priced at the lower of first-in, first-out (FIFO) cost or market. Inventory costs include raw material, labor and overhead costs for manufactured inventories. Used trailers are carried at the lower of their estimated net realizable value or cost. Inventories consist of the following (in thousands):


                                    DECEMBER 31,
                                 ------------------
                                   1997      1996
                                 --------  --------
Raw materials and components ..   $75,629   $66,819
Work in progress ..............    16,892    16,344
Finished goods ................    68,164    27,608
Aftermarket parts .............    25,386     5,826
Used trailers .................    25,288    23,418
                                 --------  --------
                                 $211,359  $140,015
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



                                      DECEMBER 31,
                                   ------------------
                                     1997      1996
                                   --------  --------
Land ............................   $17,828    $5,154
Buildings and improvements ......    55,864    37,656
Machinery and equipment .........    66,685    60,852
Construction in progress ........       ---     1,373
                                   --------  --------
                                    140,377   105,035
Less--Accumulated depreciation ..   (31,579)  (23,253)
                                   --------  --------
                                   $108,798   $81,782
                                   ========  ========


     g. Fair Values of Financial Instruments

     Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information for certain financial instruments. The differences between the carrying amounts and the estimated fair values, using the methods and assumptions listed below, of the Company's financial instruments at December 31, 1997 and 1996 were immaterial.

            Cash and Cash Equivalents, Trade Receivables and Trade Payables. The carrying amounts reported in the Consolidated Balance Sheets approximate fair value.

            Long-Term Debt. The fair value of long-term debt, including current portion, is estimated based on quoted market prices for similar issues or on the current rates offered to the Company for debt of the same maturities. The interest rates on the Company's bank borrowings under its long-term revolving credit agreement are adjusted regularly to reflect current market rates. The carrying values of the Company's long-term borrowings also approximate fair value.

            Forward Contracts. The Company enters into foreign currency forward contracts (principally against the German deutschemark and the French franc) to hedge the net receivable/payable position arising from trade sales (including lease revenues) and purchases primarily with regard to the Company's European RoadRailer operations. Gains and losses related to qualifying hedges are deferred and included in the measurement of the related transaction, when the hedged transaction occurs. The Company does not hold or issue derivative financial instruments for speculative purposes. The fair values of foreign currency contracts (used for hedging purposes) are estimated by obtaining quotes from brokers. Foreign currency contracts to receive approximately $14.0 million and $8.7 million at December 31, 1997, and 1996, respectively, approximates fair market value at those dates.

     h. Revenue Recognition

     Revenues and costs are recognized as the related products and services are accepted by the customer except in the case of direct finance or operating leases. Revenues from direct finance leases are recognized over the term of the lease at a constant rate of return. Revenues from operating leases are recognized over the term of the lease on a straight-line basis in an amount equal to the invoiced rentals.

     i. Income Taxes

     The Company recognizes income taxes under the liability method of accounting for income taxes. The liability method measures the expected tax impact of future taxable income or deductions resulting from differences in the tax and financial reporting bases of assets and liabilities reflected in the Consolidated Balance Sheets.

     j. Research and Development

     Research and development expenses are charged to earnings as incurred, and approximated $2,090,000, $1,206,000 and $1,567,000 in 1997, 1996 and 1995,
respectively.

     k. Reclassifications

     Certain items previously reported in specific consolidated financial statement captions have been reclassified to conform with the 1997 presentation.

     l. New Accounting Pronouncements

     The Company currently accounts for its employee stock option plans using APB Opinion No. 25, Accounting for Stock Issued to Employees, which results in no charge to earnings when issued at fair market value. In 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting
(SFAS) No. 123, Accounting for Stock-Based Compensation, which considers the stock options as compensation expense to the Company based on their estimated fair value at date of grant. Under this new standard, the Company has the option of accounting for employee stock option plans as it currently does, or it may use the new method. The Company intends to continue to use the existing method, but has adopted the disclosure requirements of SFAS 123 within
Note 7) Stockholders' Equity.

     In February 1997, the FASB issued SFAS No. 128 "Earnings Per Share." The new Standard simplifies the computation of earnings per share (EPS), and requires the presentation of two new amounts, basic and diluted earnings per share. During 1997, the Company adopted SFAS 128 and restated its computation of EPS for the periods 1997, 1996 and 1995. The conversion of the Series B Preferred Stock would have been anti-dilutive and, therefore, was not
considered in the computation of diluted EPS.   The adoption of this new
Standard resulted in an immaterial difference in its computation of basic and dilutive EPS.

     In addition, in June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This Statement is effective for fiscal periods beginning after December 15, 1997 with early adoption permitted. The Company is evaluating the effect this Statement will have on its financial reporting and disclosures; however, the Statement will have no effect on the Company's results of operations, financial position, capital resources or liquidity.

     m. Business and Credit Concentrations

     On November 4, 1997, the Company purchased a 25.1% equity interest in Europaische Trailerzug Beteiligungsgessellschaft mbH (ETZ). ETZ is the majority shareholder of Bayersriche Trailerzug Gesellschaft fur Bimodalen Guterverkehr mbH (BTZ), a European RoadRailer operation based in Munich, Germany. The Company paid approximately $6 million for its ownership interest in ETZ. All premium associated with this purchase is being amortized over a ten-year period. In addition, the Company recorded approximately $400,000 for its share of ETZ's losses since the date of the Company's investment and such losses are recorded in Other, net in the Consolidated Statements of Income.

     As of December 31, 1997, the Finance Company had approximately $20 million recorded as Equipment Leased to Others consisting of RoadRailer equipment specifically related to current or future operating lease arrangements with BTZ. In addition, as of December 31, 1997, the Company is contingently liable for up to four years as a guarantor of certain commitments to two separate entities related to 1996 RoadRailer equipment sales to BTZ. These commitments consist of standby letters of credit ($7.6 million) and a separate letter of guarantee ($4 million). The contract amount of these letters of credit approximate their fair value.

3. ACQUISITION

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

     For financial statement purposes the acquisition was accounted for as a purchase and accordingly, Fruehauf's results are included in the consolidated financial statements since the date of acquisition. The retail outlets operate under the name of Fruehauf Trailer Services, Inc., a wholly owned subsidiary of Wabash National Corporation. Aggregate consideration for this transaction was approximately $50.5 million consisting of $15.1 million in cash from credit facilities, $17.8 million in common stock and $17.6 million in preferred stock. The fair value of the assets acquired was approximately $63.5 million and approximately $13.0 million of liabilities were assumed in connection with this acquisition.

     The following table reflects unaudited pro forma combined results of operations of the Company and the acquired assets as if the acquisition had occurred January 1, 1997 and January 1, 1996.


                                                 YEARS ENDED
                                                 DECEMBER 31,
                                      -------------------------------
                                           1997          1996
(in millions, except per share amounts)          (Unaudited)
---------------------------------------------------------------------
Net sales .............................  $875.8                $820.5
Net income ............................  $ 14.7                $ (0.9)
Net income per common share ...........  $ 0.69                $(0.10)
----------------------------------------------------------------------


In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1996 or at the beginning of 1997 or of future operations of the combined companies under the ownership and management of the Company.


4. LEASING AND FINANCE OPERATIONS

     The Finance Company provides leasing and financing programs to customers for new and used trailers. The Finance Company's lease revenues, excluding revenue from the sale of leased trailers of $5.7 million, $44.4 million and $13.5 million, were $21.4 million, $13.7 million and $12.6 million during 1997, 1996 and 1995, respectively. Income before income taxes was $1.0 million, $2.5 million and $4.3 million in 1997, 1996 and 1995, respectively.

     At December 31, 1997 and 1996, respectively, the Finance Company had $54.9 million and $80.9 million in long-term debt, comprised of $39.0 and $61.0 million in intercompany debt to the Company and $15.9 million and $19.9 million in debt due to third parties, of which $8.4 million and $0 was guaranteed by the Company. Also at December 31, 1997 and 1996, respectively, the Finance Company had total assets of $107.1 million and $117.7 million, consisting primarily of Equipment Held for Lease of $44.0 million and $63.8 million and Finance Contacts, net of current portion, of $51.5 million and $43.9 million.

     a. Equipment Held for Lease

     The Finance Company has leased equipment to others under operating leases, whereby revenue is recognized as lease payments are due from the customers and the related costs are amortized over the equipment life. Equipment leased to others is depreciated over the estimated useful life of the equipment, not to exceed 11 years and no residual value, or in some cases, a depreciable life equal to the term of the lease and a residual value equal to the estimated market value at lease termination. Depreciation expense on equipment leased to others was $8,374,000, $6,093,000 and $4,175,000 during 1997, 1996 and 1995, respectively. Accumulated depreciation of equipment leased to others is $9,596,000 and $10,435,000 at December 31, 1997 and 1996, respectively.
Future minimum lease payments to be received from these noncancellable operating leases at December 31, 1997 are as follows (in thousands):


                                           Amounts
                                           --------
1998 ....................................  $  7,796
1999 ....................................     4,181
2000 ....................................     3,712
2001 ....................................     3,276
Thereafter ..............................     7,776
                                           --------
                                           $ 26,741
                                           ========

     b. Finance Contracts

     The Finance Company also provides financing contracts for the sale of trailer equipment to certain of its customers. The financing is principally structured in the form of finance leases, typically for a five-year term. Finance contracts, as shown on the accompanying financial statements, represent the minimum lease payments receivable plus the estimated residual values less unearned interest. These estimated residual values and unearned interest totalled approximately $7,250,000 and $8,608,000, respectively, at December 31, 1997 and $7,545,000 and $10,212,000, respectively, at December 31, 1996. The future minimum lease payments to be received at December 31, 1997 are as follows (in thousands):


                                              Amounts
                                          -----------
1998 .................................... $     7,329
1999 ....................................       7,077
2000 ....................................       6,366
2001 ....................................       5,304
Thereafter ..............................       6,092
                                          -----------
                                          $    32,168
                                          ===========


     Additionally, the Finance Company participates in the contracts and leases of a major finance company. This participation consists of the purchase of 20% of the initial value of these contracts and leases by the Finance Company along with some level of end of term residual value guarantee. The Finance Company's 20% share of this participation was $13,002,000 and $1,347,000 as of December 31, 1997 and 1996, respectively. End of term residual guarantees related to these participations totaled $5,676,000 and $0 as of December 31, 1997 and 1996, respectively.

   c. Other

     In certain situations, the Finance Company has sold equipment leased to others to independent financial institutions, simultaneously leased the equipment back, and guaranteed an end of term residual value to the financial institutions. These end of term residual guarantees totaled $19,815,000 and $10,621,000 as of December 31, 1997 and 1996, respectively. The income from the sale of this equipment has been deferred and is being recognized over the term of the financial arrangements. Rental payments made by the Finance Company under these type of transactions totaled $4,900,000, $700,000 and $1,400,000 during 1997, 1996 and 1995, respectively. The future minimum lease payments to be paid by the Finance Company under these lease transactions at December 31, 1997 are as follows (in thousands):


                                            Amounts
                                          -----------
1998 ....................................  $    7,817
1999 ....................................       7,817
2000 ....................................       7,817
2001 ....................................       7,817
Thereafter ..............................      12,878
                                           ----------
                                           $   44,146
                                           ==========


The future minimum lease payments to be received by the Finance Company under these sublease arrangements, are $8.0 million in 1998, $4.4 million in 1999, 2000 and 2001, and $12.3 million thereafter.

     Additionally, during 1997 the Finance Company sold certain finance contracts in its portfolio with a full recourse provision. As a result of the recourse provision, the Finance Company has reflected an asset and an offsetting liability totaling $13,113,000 in the Company's Consolidated Balance Sheets as a Finance Contract and Other Non-Current Liabilities and Contingencies. Such amounts will be amortized over the life of the arrangement.


5. SUPPLEMENTAL CASH FLOW INFORMATION


                                                                               DECEMBER 31,
                                                               --------------------------------------------
(In Thousands)                                                     1997           1996             1995
-----------------------------------------------------------------------------------------------------------
Cash paid during the period for:
       Interest, net of amounts capitalized                    $   15,313       $  8,825         $  6,433
       Income taxes                                                 6,136            714           13,648
-----------------------------------------------------------------------------------------------------------
Noncash investing and financing activities:
       Finance contracts converted to operating leases              2,230          3,201            1,519
       Operating leases converted to finance contracts              2,783          2,567              ---
       Used trailers transferred from inventory to operations         ---          2,198              ---
       Preferred stock issued for acquisition                      17,600            ---              ---
       Common stock issued for acquisition                         17,750            ---              ---
-----------------------------------------------------------------------------------------------------------
Purchase of Fruehauf assets, net of cash acquired:
       Accounts receivable, net                                    13,955            ---              ---
       Inventory                                                   20,163            ---              ---
       Prepaid expenses and other                                   4,072            ---              ---
       Property, plant and equipment                               25,269            ---              ---
       Current liabilities                                         (8,980)           ---              ---
       Non-current liabilities                                     (4,000)           ---              ---
       Stock issued                                               (35,350)           ---              ---
-----------------------------------------------------------------------------------------------------------
Net cash paid to acquire Fruehauf                              $  (15,129)           ---              ---
-----------------------------------------------------------------------------------------------------------


6. LONG-TERM DEBT


    Long-term debt consists of the following (in thousands):

                                                                     DECEMBER 31,
                                                             -----------------------------
                                                                1997               1996
                                                              ------              ------
Revolving Bank Lines of Credit ......................     $      65,999        $      6,000
Industrial Revenue Bonds ............................               385                 735
Notes Payable .......................................            19,644              23,514
Senior Notes ........................................           150,000             125,000
                                                          -------------        ------------
                                                                236,028             155,249
             Less-Current maturities ................            (4,148)             (3,942)
                                                          -------------        ------------
                                                          $     231,880        $    151,307
                                                          =============        ============

A summary of the terms of the long-term debt agreements follows:

     Revolving Bank Lines of Credit. On September 30, 1997, the Company replaced its revolving credit facility. The new unsecured revolving bank line of credit permits the Company to borrow up to $125 million. Under this facility, the Company has the right to borrow until September 30, 2002, at which time the principal amount then outstanding will be due and payable. Interest payable on such borrowings is variable based upon the London interbank rate (LIBOR) plus 25 to 55 basis points, as defined, or a prime rate of interest, as defined. The Company pays a quarterly commitment fee on the unused portion of this facility at rates of 8.5 to 17.5 basis points per annum, as defined. As of December 31, 1997, total borrowings under this facility was $65,999,000 at an interest rate of 6.1%. In addition, standby letters of credit totaling $8,368,000 have been issued in connection with the Company's Worker's Compensation self-insurance program, its outstanding Industrial Revenue Bond and its foreign sales transactions.

     Industrial Revenue Bonds. These bonds bear interest at 7.5%. The final principal payment of $385,000 is due in December, 1998. The bonds are secured by land, buildings and equipment. The Company has a letter of credit of $385,000 at December 31, 1997 to secure of the bonds.

     Notes Payable. Notes payable are term borrowings by the Finance Company maturing from 1998 through 2003 from certain commercial banks and commercial finance companies and are secured by equipment under lease and the underlying leases. Notes amounting to $19,644,000 are at fixed annual percentage interest rates ranging from 6.6% to 8.75%.

     Senior Notes. On January 31, 1996, the Company issued $50 million of unsecured notes due January 31, 2003. These Series A Senior Notes bear interest at 6.41% with interest payments due semi-annually on July 31 and January 31. On December 1, 1996, the Company completed the private placement of $100 million Senior Notes due 2001-2008 of which $75 million were issued in December 1996 and the remaining $25 million were issued in March, 1997. These unsecured Senior Notes Series B-H bear interest at rates ranging from 6.99% to 7.55%. Interest payments are due in March, September and December.

     As of December 31, 1997, $39 million of the Company's Senior Notes due 2008 were due from the Finance Company. The terms and conditions of the intercompany loan to the Finance Company are identical to the terms and conditions of the Senior Notes.

     Covenants. Under the various loan agreements, the Company and the Finance Company are required to meet certain covenants. These covenants require the Company to maintain certain levels of net worth as well as comply with certain limitations on indebtedness, investments and sales of assets. The Company and the Finance Company were in compliance with these covenants at December 31, 1997.

Maturities of long-term debt at December 31, 1997, are as follows (in thousands):


                                               Amounts
                                         --------------
1998 ....................................$       4,148
1999 ....................................        3,761
2000 ....................................        4,128
2001 ....................................       12,004
2002 ....................................       91,966
Thereafter ..............................      120,021
                                         --------------
                                          $    236,028
                                         ==============

7. STOCKHOLDERS' EQUITY

   a.   Capital Stock



                                                                                     DECEMBER 31,
                                                                                 ------------------
                     (Dollars in Thousands)                                          1997    1996
--------------------------------------------------------------------------------------------------
Preferred Stock - $.01 par value, 25,000,000 shares authorized:

   Series A Junior Participating Preferred Stock - $0.01 par value,
   300,000 shares authorized, 0 shares outstanding                                   ---      ---

   Series B 6% Cumulative Convertible Exchangeable
   Preferred Stock, 352,000 and 0 shares authorized and
    outstanding at December 31, 1997 and December 31, 1996
    ($17.6 million aggregate liquidation value)                                        4      ---
                                                                                   -----   ------

                  Total Preferred Stock                                            $   4   $  ---
                                                                                   =====   ======

 Common Stock - $.01 par value, 75,000,000 shares authorized,
     issued 19,954,874 and 18,910,923, respectively                                $ 200   $  189
                                                                                   =====   ======



     The Company's Series B 6% Cumulative Convertible Exchangeable Preferred Stock is convertible at the discretion of the holder, at a rate of 2.3 shares of Common Stock per share of Preferred Stock. This conversion is subject to adjustment for dilutive issuances and changes in outstanding capitalization by reason of a stock split, stock dividend or stock combination.

     The Board of Directors has the authority to issue shares of unclassified preferred stock and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.

     b.  1992 Stock Option Plan

     During 1992, the Company adopted its 1992 Non-Qualified Stock Option Plan (the Plan) under which options may be granted to officers and other key employees of the Company and its subsidiaries. Under the terms of the Plan, up to an aggregate of 1,750,000 shares are reserved for issuance, subject to adjustment for stock dividends, recapitalizations and the like. Options granted under the Plan become exercisable in five annual installments and expire not more than ten years after the date of grant, except for non-employee Directors of the Company in which options are fully vested on date of grant and are exercisable six months thereafter.

     The Company has elected to follow APB No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income available to common would have been reduced to $13.8 million ($0.71 per share) in 1997, $3.2 million ($0.17 per share) in 1996 and $25.3 million ($1.34 per share) in 1995.

Stock option activity during the periods indicated is as follows:

                                                                  NUMBER OF      WEIGHTED-AVERAGE
OPTIONS                                                           SHARES          EXERCISE PRICE
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1994                                   394,600                  $21.64
------------------------------------------------------------------------------------------------------------------------------------
   Granted ..................................................      171,100                   33.38
   Exercised ................................................      (21,000)                  22.19
Outstanding at December 31, 1995                                   544,700                   25.30
------------------------------------------------------------------------------------------------------------------------------------
   Granted ..................................................      178,200                   20.59
   Exercised ................................................       (2,700)                  17.54
   Cancelled ................................................      (74,700)                  32.29
Outstanding at December 31, 1996                                   645,500                   23.25
------------------------------------------------------------------------------------------------------------------------------------
   Granted ..................................................      254,500                   28.36
   Exercised ................................................      (29,100)                  17.82
   Cancelled ................................................      (15,000)                  17.58
Outstanding at December 31, 1997                                   855,900                  $25.05
====================================================================================================================================

The following table summarizes information about stock options outstanding at December 31, 1997:




                                           Weighted         Weighted                      Weighted
      Range of                             Average           Average      Number          Average
      Exercise            Number          Remaining         Exercise    Exercisable       Exercise
       Prices           Outstanding         Life             Price      at 12/31/97         Price
------------------------------------------------------------------------------------------------------------------------------------
   $17.50 to $22.49       386,900         7.3 yrs           $18.95         240,348         $17.68

   $22.50 to $33.49       469,000         8.8 yrs           $30.09         104,656         $29.06


Using the Black-Scholes option valuation model, the estimated fair values of options granted during 1997, 1996 and 1995 were $14.67, $10.39, and $17.26 per share respectively. Principal assumptions used in applying the Black-Scholes model were as follows:


      Black-Scholes Model Assumptions             1997      1996      1995
      ---------------------------------------------------------------------
      Risk-free interest rate                    6.15%      6.40%     6.10%
      Expected volatility                       40.13%     41.30%    41.10%
      Expected dividend yield                    0.40%      0.58%     0.36%
      Expected term                              7 yrs      7 yrs     7 yrs



     c. 1993 Employee Stock Purchase Plan

     During 1993, the Company adopted its 1993 Employee Stock Purchase Plan (the "Purchase Plan") which enables eligible employees of the Company to purchase shares of the Company's $.01 par value common stock. Eligible employees may contribute up to 15% of their eligible compensation toward the semi-annual purchase of common stock. The employees' purchase price is based on the fair market value of the common stock on the date of purchase. No compensation expense is recorded in connection with the Plan. During 1997, 3,551 shares were issued to employees at a weighted average price of $27 per share. At December 31, 1997, there were approximately 285,149 shares available for offering under this Plan.

   d.   Stock Bonus Plan

     During 1997, the Company adopted its Stock Bonus Plan (the "Bonus Plan"). Under the terms of the Plan, common stock may be granted to employees under terms and conditions as determined by the Board of Directors.

During 1997, 11,300 shares were issued to employees at a weighted average price of $24. At December 31, 1997 there were approximately 488,700 shares available for offering under this Bonus Plan.

8. STOCKHOLDERS' RIGHTS PLAN

     On November 7, 1995, the Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan"). The Rights Plan is designed to deter coercive or unfair takeover tactics, to prevent a person or group from gaining control of the Company without offering fair value to all shareholders and to deter other abusive takeover tactics which are not in the best interest of stockholders.

     Under the terms of the Rights Plan, each share of common stock is accompanied by one right; each right entitles the stockholder to purchase from the Company, one one-thousandth of a newly issued share of Series A Preferred Stock at an exercise price of $120.

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

9. EMPLOYEE 401(K) SAVINGS PLAN

     Substantially all of the Company's employees are eligible to participate in the 401(k) Savings Plan which provides for Company matching under various formulas. The Company's matching expense for the plan was $961,000, $994,000 and $750,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

10. INCOME TAXES

     a. Provisions for Income Taxes

     The consolidated income tax provision for 1997, 1996 and 1995 consists of the following components (in thousands):

                                  1997    1996     1995
                               -------  ------  -------
Current:
  Federal ..................   $ 3,862  $ (801) $ 9,382
  State ....................     1,250    (201)     979
Deferred ...................     5,464   3,399    4,541
                               -------  ------  -------
                               $10,576  $2,397  $14,902
                               =======  ======  =======


The Company's effective income tax rates were 41.0%, 39.7% and 37.0% of pre-tax income for 1997, 1996 and 1995, respectively, and differed from the U.S. Federal Statutory rate of 35% due primarily to State taxes. In 1995, the Company recorded a $1.5 million state income tax credit as a result of property improvements eligible for income tax credit from the State of Indiana.

     b. Deferred Taxes

     Deferred income taxes are primarily due to temporary differences between financial and income tax reporting for the depreciation of property, plant and equipment and equipment under lease, the recognition of warranty expense, payments made in connection with the acquisition of the RoadRailer technology (and the amortization thereof) and the recognition of income from assets under finance leases. The long-term deferred tax liabilities were $26,440,000 and $22,879,000 and current prepaid income tax assets were $1,270,000 and $3,173,000 as of December 31, 1997 and 1996, respectively.

The components of deferred tax assets and deferred tax liabilities and of December 31, 1997 and 1996, are as follows (in thousands of dollars):

                                                                    1997          1996
                                                                   -------       -------
Deferred tax assets:
   Rentals on Finance Leases ....................................  $ 12,137       $ 9,014
   Other ........................................................     7,461         5,728
Deferred tax liabilities:
   Book-Tax Basis Differences - Property, Plant, and Equipment ..    32,581        24,410
   Earned Finance Charges on Finance Leases .....................     5,359         4,058
   RoadRailer Acquisition Payments/Amortization .................     2,469         2,381
   Other ........................................................     4,359         3,599
                                                                   --------       -------

Net deferred tax liability ......................................  $ 25,170      $ 19,706
                                                                   ========      ========



11. SIGNIFICANT CUSTOMERS

     For the year ended December 31, 1997, no customer represented more than 10% of the Company's net sales. In 1996, the two largest customers accounted for 15% and 13% of net sales, and in 1995 the largest customer accounted for 13% of net sales. No other customer represented more than 10% of the Company's net sales in 1996 and 1995.

12.  COMMITMENTS AND CONTINGENCIES

     a. Litigation

     There are certain lawsuits and claims pending against the Company which arose in the normal course of business. In the opinion of management, none of these actions are expected to have a material adverse effect on the Company's financial position or results of operations.

     b. Environmental

     The Company generates and handles certain material, wastes and emissions in the normal course of operations that are subject to various and evolving Federal, state and local environmental laws and regulations.

     The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for the treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. The potential estimated exposure for such costs ranges from approximately $1 million to approximately $7 million. As of December 31, 1997, the Company has a reserve of approximately $4.5 million, recorded as Other Non-Current Liabilities and Contingencies, for the costs of environmental remediation projects to address soil and ground water contamination at certain of its facilities as well as the costs of removing underground storage tanks at its branch service locations. The possible recovery of insurance proceeds has not been considered in the Company's estimated contingent environmental costs.

     The Company has certain costs associated with the remediation of affected soils at its Lafayette manufacturing facility which resulted from the manufacturing activities of the facility's previous bankrupt owner, National Enterprises, Inc. These remediations efforts, which began in June 1991, are being conducted voluntarily pursuant to a Work Plan approved by the Indiana Department of Environmental Management. Although sufficient data have not been generated to conclude if the remediation efforts will achieve cleanup objectives imposed by the regulatory agencies, and what the ultimate costs will be, the costs to date have not been material. The Company does not anticipate significant costs to be incurred to satisfy ongoing soil remediation efforts related to this site.

     Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. However, the Company has evaluated its total environmental exposure based on currently available data and believes that compliance with all applicable laws and regulations will not have a materially adverse effect on the financial position or operations of the Company.

    c.   Royalty Payments

     Beginning in the first quarter of 1998 and extending through 2007, the Company is obligated to make quarterly royalty payments in accordance with a licensing agreement related to the development of the Company's composite plate material used on its proprietary DuraPlate trailer. The amount of the payments varies with the production volume of usable material, but requires minimum royalties of $500,000 annually through 2005.

    d. Operating Leases

     The Company leases office space, manufacturing, warehouse and service facilities and equipment under operating leases expiring through 2002. Future minimum lease payments required under operating leases as of December 31, 1997 were as follows (in thousands):


                                           Amounts
                                         ----------
1998 .................................... $   4,230
1999 ....................................     3,406
2000 ....................................     2,807
2001 ....................................     2,445
Thereafter ..............................        67


Total rental expense under operating leases was $2,550,000, $1,336,000 and $1,121,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     13.QUARTERLY FINANCIAL DATA (UNAUDITED)

                                         FIRST    SECOND     THIRD  FOURTH
                                       QUARTER   QUARTER   QUARTER  QUARTER
                                     ---------  --------  --------  --------
                                        (IN THOUSANDS, EXCEPT PER SHARE)
1997
-----------------------------------
    Net sales ...................    $135,087  $196,407  $246,403  $268,185
    Gross profit ................       8,033    14,710    21,167    23,552
    Net income ..................         869     2,842     5,052     6,451
    Basic Earnings per share ....    $   0.05  $   0.13  $   0.24  $   0.31
    Diluted Earnings per share ..    $   0.05  $   0.13  $   0.24  $   0.31
1996
-----------------------------------
    Net sales ...................    $161,222  $140,606  $161,303  $168,361
    Gross profit ................       9,069     5,880     6,107     7,803
    Net income ..................       2,204       102        95     1,237
    Basic Earnings per share ....       $0.12     $0.01     $0.01     $0.07
    Diluted Earnings per share ..       $0.12     $0.01     $0.01     $0.07
1995
-----------------------------------
    Net sales ...................    $177,634  $193,450  $176,129  $187,086
    Gross profit ................      15,060    17,098    13,786    10,852
    Net income ..................       6,962     8,054     5,830     4,561
    Basic Earnings per share ....       $0.37     $0.43     $0.31     $0.24
    Diluted Earnings per share ..       $0.37     $0.42     $0.30     $0.24



ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the executive officers and key employees of the Company:


      NAME                   AGE              POSITION
    --------                 ---             ----------
   Donald J. Ehrlich (1) ..  60   President, Chief Executive Officer
                                      and Chairman of the Board
   Dean A. Cervenka .......  40   Vice President--Sales
   Richard E. Dessimoz ....  50   Vice President and Chief Executive
                                      Officer of Wabash National
                                      Finance Corporation and Director
   Charles R. Ehrlich .....  53   Vice President--Manufacturing
   Rodney P. Ehrlich ......  51   Vice President--Engineering
   Charles E. Fish ........  43   Vice President--Human Relations
   Lawrence J. Gross ......  43   Vice President--Marketing
   Mark R. Holden (1) .....  38   Vice President-Chief Financial
                                      Officer and Director
   Connie L. Koleszar .....  39   Director of Investor Relations
   Wilfred E. Lewallen ....  53   Vice President--Industrial Engineering
   Derek L. Nagle .........  47   President--Fruehauf Trailer Services, Inc.
   Stanley E. Sutton ......  48   Vice President--Purchasing


(1) Member of the Executive Committee of the Board of Directors.

     Donald J. Ehrlich. Mr. Donald J. Ehrlich has been President, Chief Executive Officer and Director of the Company since its founding. In May, 1995, Mr. Ehrlich was elected Chairman of the Board. He also serves as a director of Danaher Corporation, NBD Bank, N.A., and Indiana Secondary Market Corporation.

     Dean A. Cervenka. Mr. Cervenka has been Vice President--Sales since January, 1997. Previously, Mr. Cervenka had been a Regional Sales Director for the Company. Prior to his employment by the Company in April, 1996, he was employed by Caterpillar, Inc. in various engineering and marketing positions.

     Richard E. Dessimoz. Mr. Dessimoz has been Vice President and Chief Executive Officer of Wabash National Finance Corporation since its inception in December, 1991 and a Director of the Corporation since December, 1995. Prior to his employment by the Company, he was employed since 1989 by Premier Equipment Leasing Company as Chief Executive Officer and co-owner, and he was employed from 1985 to 1989 by Evans Transportation Company (a major lessor of railcars and truck trailers) as Chief Operating Officer.

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

     Lawrence J. Gross. Mr. Gross has been Vice President--Marketing of the Company since December, 1994. Previously he had been President of the Company's RoadRailer division since joining the Company in July, 1991.

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

     Connie L. Koleszar. Ms. Koleszar has been Director of Investor Relations since the Company's initial public offering in 1991 and has been employed by the Company in various administrative capacities since its founding.

     Wilfred E. Lewallen. Mr. Lewallen is Vice President--Industrial Engineering of the Company and has been in charge of the Company's industrial engineering operations since the Company's founding.

     Derek L. Nagle. Mr. Nagle has been President of Fruehauf Trailer Services, Inc. since the Company's acquisition of certain Fruehauf assets in April, 1997. Prior to his employment by the Company, he was employed since 1970 at Fruehauf Trailer Corporation, as Senior Vice President of North American Sales & Distribution from 1993 through 1995, as Executive Vice President of North American Operations until 1996. In September, 1997, he was appointed President of Fruehauf Trailer Corporation following the resignation of the previous CEO and CFO of Fruehauf. Fruehauf Trailer Corporation filed bankruptcy in October, 1996.

     Stanley E. Sutton. Mr. Sutton has been Vice President--Purchasing of the Company since joining the Company in May, 1992. Prior to his employment by the Company, he was employed since 1973 by Pines Trailer Limited Partnership as Vice President--Manufacturing Operations.

     Officers are elected for a term of one year and serve at the discretion of the Board of Directors.

     The Company hereby incorporates by reference the information contained under the heading "Election of Directors" from its definitive Proxy Statement to be delivered to stockholders of the Company in connection with the 1998 Annual Meeting of Stockholders to be held May 4, 1998.

     Donald J. Ehrlich, President, Chief Executive Officer and Chairman, and Charles R. Ehrlich and Rodney P. Ehrlich, executive officers of the Company, are brothers. Dean A. Cervenka and Connie L. Koleszar, executive officers of the Company, are brother and sister.


ITEM 11--EXECUTIVE COMPENSATION

     The Company hereby incorporates by reference the information contained under the heading "Compensation" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1998 Annual Meeting of Stockholders to be held May 4, 1998.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company hereby incorporates by reference the information contained under the heading "Beneficial Ownership of Common Stock" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1998 Annual Meeting of Stockholders to be held on May 4, 1998.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company hereby incorporates by reference the information contained under the heading "Compensation Committee Interlocks and Insider Participant" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1998 Annual Meeting of Stockholders to be held on May 4, 1998.

PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements: All required financial statements are included in Item 8 of this Form 10-K. Financial statement schedules are omitted as they are not required or not applicable or the required information is included in the Notes to consolidated financial statements.

     (b)  Reports on Form 8-K:
          99.1 Form 8-K, filed on January 21, 1997, reporting under
               Item 5: Risk Factors filed under the "Safe Harbor" Provision of the Private Securities Litigation Reform Act of 1995.

          99.2 Form 8-K filed May 1, 1997 reporting under Item 2:
               Wabash National Corporation's acquisition of certain assets of Fruehauf Trailer Corporation.

    (c) Exhibits: The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

          2.01  Purchase Agreement dated March 31, 1997, as amended (Incorporated by reference from Exhibit 2.01 to Registrant's Form 8-K filed in May 1, 1997)
          3.01  Certificate of Incorporation of the Company(1)
          3.02  Certificate of Designations of Series A Junior Participating Preferred Stock(1)
          3.03  By-laws of the Company(1)
          3.04  Certificate of Designations of Series B 6% Cumulative Convertible Exchangeable Preferred Stock (9)
          4.01  Specimen Stock Certificate(1)
          4.02  Rights Agreement between the Company and Harris Bank as Rights Agent(1)
          4.03  Form of Indenture for the Company's 6% Convertible Subordinated Debentures due 2007
         10.01  Loan Agreement, Mortgage, Security Agreement and Financing Statement between Wabash National Corporation and City of Lafayette dated as of August 15, 1989(1)
         10.02  1992 Stock Option Plan(1)
         10.03  Promissory Note in the principal amount of $1,161,395 by Wabash National Finance Corporation in favor of Corestates
                Bank, N.A. dated December 21, 1993(2)
         10.04  Security Agreement of Wabash National Finance Corporation in favor of Corestates Bank, N.A. dated December 21,
                1993(2)
         10.05  Promissory Note in the principal amount of $1,017,750 by Wabash National Finance Corporation in favor of Corestates
                Bank, N.A. dated December 21, 1993(2)
         10.06  Security Agreement of Wabash National Finance Corporation in favor of Corestates Bank, N.A. dated December 21,
                1993(2)
         10.07  Promissory Note in the principal amount of $2,882,392 by Wabash National Finance Corporation in favor of Corestates
                Bank, N.A. dated December 21, 1993(2)
         10.08  Security Agreement of Wabash National Finance Corporation in favor of Corestates Bank, N.A. dated December 21,
                1993(2)
         10.09  Loan Agreement of Wabash National Finance Corporation in favor of Corestates Bank, N.A. dated December 21, 1993(2)
         10.10  Real Estate Sale Agreement by and between Kraft General Foods, Inc. and Wabash National Corporation, dated June 1,
                1994 (3)
         10.11  Purchase and Servicing Agreement, dated July 20, 1994 between NBD Bank, N.A. and Wabash National Corporation (3)
         10.12  Receivables Sale and Servicing Agreement dated June 29, 1995, between NBD Bank, N.A. and Wabash National
                Corporation (5)
         10.13  Promissory Note in the principal amount of $10,000,000 by Wabash National Finance Corporation in favor of
                Nationsbanc Leasing Corporation dated March 22, 1995 (6)

         10.14  Loan and Security Agreement of Wabash National Finance Corporation in favor of Nationsbanc Leasing Corporation dated March 22, 1995(6)
         10.15  6.41% Series A Senior Note Purchase Agreement dated January 31, 1996, between certain Purchasers and Wabash National
                Corporation (6)
         10.16  Master Loan and Security Agreement in the amount of $10 million by Wabash National Finance Corporation in favor of
                Sanwa Business Credit Corporation dated December 27, 1995(6)
         10.17  First Amendment to Receivables Sale and Servicing Agreement dated December 28, 1995 between NBD Bank, N.A. and
                Wabash National Corporation (8)
         10.18  Second Amendment to Receivables Sale and Servicing Agreement dated March 29, 1996 between NBD Bank, N.A. and Wabash
                National Corporation (8)
         10.19  Third Amendment to Receivables Sale and Servicing Agreement dated June 28, 1996 between NBD Bank, N.A. and Wabash
                National Corporation (8)
         10.20  Fourth Amendment to Receivables Sale and Servicing Agreement dated September 27, 1996 between NBD Bank, N.A. and
                Wabash National Corporation (8)
         10.21  Fifth Amendment to Receivables Sale and Servicing Agreement date September 30, 1996 between NBD Bank, N.A. and
                Wabash National Corporation (8)
         10.22  Sixth Amendment to Receivables Sale and Servicing Agreement dated December 23, 1996 between NBD Bank, N.A. and
                Wabash National Corporation (8)
         10.23  First Amendment to the 6.41% Series A Senior Note Purchase Agreement dated January 31, 1996 between certain
                Purchasers and Wabash National Corporation (8)
         10.24  Series B-H Senior Note Purchase Agreement dated December 18, 1996 between certain Purchasers and Wabash National
                Corporation (8)
         10.25  Master Equipment Lease Agreement dated December 30, 1996 between National City Leasing Corporation and Wabash
                National Finance Corporation (8)
         10.26  Revolving Credit Loan Agreement dated September 30, 1997, between NBD Bank, N.A. and Wabash National Corporation(10)
         10.27  Investment Agreement and Shareholders Agreement dated November 4, 1997, between ETZ (Europaische Trailerzug
                Beteiligungsgesellschaft mbH) and Wabash National Corporation (10)
         21.00  List of Significant Subsidiaries (11)
         23.01  Consent of Arthur Andersen LLP (11)
         27.00  Financial Data Schedule (11)

  (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-42810) or the Registrant's Registration Statement on Form 8-A filed December 6, 1995 (item 3.02 and 4.02).
  (2) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1993.
  (3) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1994.
  (4) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1995.
  (5) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1995.
  (6) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1995
  (7) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1996
  (8) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1996
  (9) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1997
 (10) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1997
 (11)  Filed herewith

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

                                     WABASH NATIONAL CORPORATION



January 29, 1998                     By: /s/ Mark R. Holden
                                         --------------------
                                            Mark R. Holden
                                         Vice President--Chief Financial Officer
                                             and Director

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.


      DATE                    SIGNATURE AND TITLE
      ----                    -------------------


January 29, 1998      By:  /s/ Donald J. Ehrlich
                           ------------------------------------------------
                                  Donald J. Ehrlich
                           Chief Executive Officer, President and
                                  Chairman of the Board
                                  (Principal Executive Officer)


January 29, 1998      By:  /s/ Mark R. Holden
                           ------------------------------------------------
                                  Mark R. Holden
                           Vice President--Chief Financial Officer
                                   and  Director (Principal Financial
                                  Officer and Principal Accounting Officer)


January 29, 1998      By:  /s/ Richard E. Dessimoz
                           ------------------------------------------------
                                  Richard E. Dessimoz
                           Vice President and Chief Executive
                                  Officer--Wabash National Finance
                                  Corporation and Director


January 29, 1998      By:  /s/ John T. Hackett
                           ------------------------------------------------
                                  John T. Hackett
                                  Director


January 29, 1998      By:  /s/ E. Hunter Harrison
                           ------------------------------------------------
                                  E. Hunter Harrison
                                  Director



January 29, 1998       By:  /s/ Ludvik F. Koci
                            ------------------------------------------------
                                  Ludvik F. Koci
                                  Director

