Form 10-Q
period 1998-03-31
WABASH NATIONAL CORP /DE
filed 1998-05-15
CIK 879526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
[X]                   THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                       OR

                 TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
[ ]                    THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from _____________ to ____________

Commission File Number:  1-10883
                         -------

                           WABASH NATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                             52-1375208
------------------------                                ---------------------
(State of Incorporation)                                   (IRS Employer
                                                        Identification Number)


1000 Sagamore Parkway South,
    Lafayette, Indiana                                          47905
-----------------------------                                 ----------
   (Address of Principal                                      (Zip Code)
    Executive Offices)

Registrant's telephone number, including area code:  (765) 448-1591
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


The number of shares of common stock outstanding at May 15, 1998 was 22,956,294.

                           WABASH NATIONAL CORPORATION

                                      INDEX

                                    FORM 10-Q

                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets at
                  March 31, 1998 and December 31, 1997                   1

             Condensed Consolidated Statements of Income
                  for the three months ended
                  March 31, 1998 and 1997                                2

             Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 1998
                  and 1997                                               3

          Notes to Condensed Consolidated Financial
                  Statements                                             4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results
                  of Operations                                          7

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk (Not Applicable)

PART II - OTHER INFORMATION

         Item 6.  Exhibits and reports on Form 8-K                      11

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                                   March 31,           December 31,
                                                                     1998                  1997
                                                                 -------------        -------------
                                                                  (Unaudited)            (Note 1)
                                     ASSETS


CURRENT ASSETS:
       Cash and cash equivalents                                 $      21,383        $      14,647
       Accounts receivable, net                                        131,146              161,249
       Current portion of finance contracts                              7,146                7,697
       Inventories                                                     224,850              211,359
       Prepaid expenses and other                                       11,741               12,962
                                                                 -------------        -------------
              Total current assets                                     396,266              407,914
                                                                 -------------        -------------

PROPERTY, PLANT AND EQUIPMENT, net                                     110,831              108,798
                                                                 -------------        -------------

EQUIPMENT LEASED TO OTHERS, net                                         34,792               43,986
                                                                 -------------        -------------

FINANCE CONTRACTS, net of current portion                               60,755               51,539
                                                                 -------------        -------------
OTHER ASSETS                                                            16,893               17,633
                                                                 -------------        -------------
                                                                 $     619,537        $     629,870
                                                                 =============        =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current maturities of long-term debt                      $       4,113        $       4,148
       Accounts payable                                                111,553               94,083
       Accrued liabilities                                              34,168               29,471
                                                                 -------------        -------------
              Total current liabilities                                149,834              127,702
                                                                 -------------        -------------

LONG-TERM DEBT, net of current maturities                              191,671              231,880
                                                                 -------------        -------------

DEFERRED INCOME TAXES                                                   28,200               26,440
                                                                 -------------        -------------

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES                          16,813               17,332
                                                                 -------------        -------------

STOCKHOLDERS' EQUITY:
       Preferred stock                                                       4                    4
       Common stock, 19,956,294 and 19,954,874
          shares were issued and outstanding,
          respectively                                                     200                  200
       Additional paid-in capital                                      135,638              135,611
       Retained earnings                                                98,456               91,980
       Treasury stock at cost, 59,600 common
         shares                                                         (1,279)              (1,279)
                                                                 -------------        -------------
                                                                       233,019              226,516
                                                                 -------------        -------------
                                                                 $     619,537        $     629,870
                                                                 =============        =============


            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)



                                                               Three Months Ended
                                                                   March 31,
                                                         ------------------------------
                                                            1998               1997
                                                         -----------        -----------
                                                         (Unaudited)         (Unaudited)
NET SALES                                                $   293,612        $   135,087

COST OF SALES                                                266,924            127,054
                                                         -----------        -----------

    Gross profit                                              26,688              8,033

GENERAL AND ADMINISTRATIVE
  EXPENSES                                                     6,396              2,154

SELLING EXPENSES                                               2,978              1,136
                                                         -----------        -----------

     Income from operations                                   17,314              4,743

OTHER INCOME (EXPENSE)
     Interest expense                                         (4,649)            (3,369)
     Other, net                                                 (240)                91
                                                         -----------        -----------

     Income before income taxes                               12,425              1,465

PROVISION FOR INCOME TAXES                                     4,987                596
                                                         -----------        -----------

     Net income                                          $     7,438        $       869

PREFERRED STOCK DIVIDENDS                                        264                 --

                                                         -----------        -----------
NET INCOME AVAILABLE TO COMMON
  SHAREHOLDERS                                           $     7,174        $       869
                                                         ===========        ===========

Earnings per share:
  Basic                                                  $      0.36        $      0.05
  Diluted                                                $      0.36        $      0.05
                                                         ===========        ===========

Cash dividends per share                                 $     0.035        $      0.03
                                                         ===========        ===========

Weighted average number of shares used to compute:
  Basic                                                       19,956             18,911
  Diluted                                                     20,924             18,911
                                                         ===========        ===========





            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                    Three Months
                                                                   Ended March 31,
                                                           ------------------------------
                                                              1998               1997
                                                           -----------        -----------
                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                            $     7,438        $       869
     Adjustments to reconcile net income to net
          cash provided by (used in) operating
          activities-
       Depreciation and amortization                             4,257              4,558
       Bad debt provision                                          393                138
       Deferred income taxes                                     1,270              1,374
       Equity in losses of unconsolidated affiliate                500                 --
       Change in operating assets and liabilities:
          Accounts receivable                                   29,710            (18,977)
          Inventories                                          (13,491)           (13,679)
          Prepaid expenses and other                             1,711               (543)
          Accounts payable and accrued liabilities              22,167              5,787
          Other, net                                               (30)            (4,826)
                                                           -----------        -----------

               Net cash provided by (used in)
                   operating activities                         53,925            (25,299)
                                                           -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                       (4,150)            (4,174)
     Investment in equipment leased to others                   (1,614)            (7,421)
     Proceeds from sale of leased equipment and
         finance contracts                                       9,330              1,719
     Investment in finance contracts                           (10,316)            (5,307)
     Principal payments on finance contracts                     1,107              1,263
     Payments for RoadRailer technology                             --             (1,086)
     Other, net                                                   (367)                40
                                                           -----------        -----------

               Net cash used in investing activities            (6,010)           (14,966)
                                                           -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from:
          Long-term debt                                            --             25,000
          Long-term revolver                                    97,000             72,000
          Common stock                                              27                 --
     Payments:
          Long-term debt                                          (944)            (1,456)
          Long-term revolver                                  (136,300)           (51,500)
          Common stock dividends                                  (698)              (567)
          Preferred stock dividends                               (264)                --
                                                           -----------        -----------

               Net cash (used in) provided by
                   financing activities                        (41,179)            43,477
                                                           -----------        -----------

NET INCREASE IN CASH                                             6,736              3,212

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                14,647              5,514
                                                           -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $    21,383        $     8,726
                                                           ===========        ===========




            See Notes to Condensed Consolidated Financial Statements.

                           WABASH NATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

NOTE 1.  GENERAL

         The consolidated financial statements included herein have been prepared by Wabash National Corporation and its subsidiaries (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K.

         In the opinion of the registrant, the accompanying financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of the Company at March 31, 1998 and December 31, 1997 and its results of operations and cash flows for the three months ended March 31, 1998 and 1997.

NOTE 2.  NEW ACCOUNTING PRONOUNCEMENTS

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", during 1997. SFAS No. 128 simplifies the computation of earnings per share (EPS) and requires the presentation of two new amounts, basic and diluted EPS. As required by SFAS No. 128, all prior period EPS data have been restated to conform with the provisions of this Statement. The adoption of this Statement resulted in an immaterial difference in its computation of basic and dilutive EPS.

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income", on January 1, 1998. SFAS No. 130 was effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting and display of "comprehensive income" and its components. Comprehensive income is not reported in the accompanying Condensed Consolidated Financial Statements as the Company has no items of Other Comprehensive Income for the periods presented.

NOTE 3.  INVENTORIES

Inventories consisted of the following (in thousands):

                                                  March 31,          December 31,
                                                    1998                1997
                                                ------------        ------------
                                                (Unaudited)
Raw material and components                     $    100,165        $     75,629
Work in progress                                      14,954              16,892
Finished goods                                        52,148              68,164
Aftermarket parts                                     26,706              25,386
Used trailers                                         30,877              25,288
                                                ------------        ------------
                                                $    224,850        $    211,359
                                                ============        ============

NOTE 4.  LEASING AND FINANCE OPERATIONS

         Wabash National Finance Corporation (the "Finance Company"), a wholly owned subsidiary of the Company, provides leasing and finance programs to customers for new and used trailers. The Finance Company's lease revenues, excluding revenue from the sale of leased trailers of $0.6 million and $1.9 million, were $5.3 million and $5.0 million during the three months ended March 31, 1998 and 1997, respectively. Income before income taxes was $0.7 million and $0.1 million during the three months ended March 31, 1998 and 1997, respectively.

         At March 31, 1998 and December 31, 1997 respectively, the Finance Company has $53.9 million and $54.9 million in long-term debt, comprised of $39.0 million and $39.0 million in intercompany debt to the Company and $14.9 million and $15.9 million in debt due to third parties, of which $7.9 million and $8.4 was guaranteed by the Company. Also at March 31, 1998 and December 31, 1997 respectively, the Finance Company had total assets of $107.1 million and $107.3 million, consisting primarily of Equipment Leased to Others of $34.8 million and $44.0 million and Finance Contracts, net of current portion, of $60.8 million and $51.5 million. During March 1998, the Finance Company sold and leased back approximately $8.8 million of its equipment leased to others with a large financial institution.

NOTE 5.  ACQUISITION

         On April 16, 1997, the Company acquired substantially all of the remaining assets of Fruehauf Trailer Corporation ("Fruehauf"), a manufacturer and marketer of truck trailers and related parts. The purchase included assets consisting of the Fruehauf and Pro-Par(R) names, all patents and trademarks, retail outlets in 31 major metropolitan markets, the aftermarket parts distribution business based in Grove City, Ohio, a specialty trailer manufacturing plant in Huntsville, Tennessee and a van manufacturing plant in Ft. Madison, Iowa. For financial statement purposes the acquisition was accounted for as a purchase and accordingly, Fruehauf's results are included in the consolidated financial statements since the date of acquisition.

         The following table reflects unaudited pro forma combined results of operations of the Company and the acquired assets as if the acquisition had occurred January 1, 1997.

                                                                                  Three Months
                                                                                  Ended March 31,
(In millions, except per share amounts)                                            1998    1997
                                                                                  ------  ------
Net sales.......................................................................  $293.6  $170.8
Net income......................................................................  $  7.4  $  0.4
Net income per common share.....................................................  $ 0.36  $ 0.01
                                                                                  ------  ------

In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1997 or of future operations of the combined companies under the ownership and management of the Company.

NOTE 6.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                Three Months
                                                               Ended March 31,
(In thousands)                                                 1998     1997
                                                              -------  -------
Cash paid during the period for:
   Interest, net of amounts capitalized                       $ 4,639  $ 3,872
   Income taxes                                                   181        1
                                                              -------  -------

NOTE 7.  ACCOUNTS RECEIVABLE SECURITIZATION

         On March 31, 1998, Wabash National Corporation replaced its existing $40 million receivable sale and servicing agreement with a new three-year trade receivable securitization facility. The new facility allows the Company to sell, without recourse on an ongoing basis, all of their accounts receivable to Wabash Funding Corporation (Funding Corp.), a wholly-owned unconsolidated subsidiary of the Company. Simultaneously, the Funding Corp. has sold and, subject to certain conditions, may from time to time sell an undivided interest in those receivables to a large financial institution. The Company expects to receive proceeds of between $75 million and $90 million for the sale of such undivided interest. At March 31, 1998, $83 million of proceeds have been received under the new facility. No gain or loss was recorded during the first quarter of 1998 as a result of this transaction. Amounts reflected as Accounts Receivable in the accompanying Condensed Consolidated Balance Sheets as of March 31, 1998 include an interest in receivables sold to the Funding Corp. in excess of proceeds received.

         Proceeds from the sale were used to reduce outstanding borrowings under the Company's Revolving Credit Agreement and are reflected as operating cash flows in the accompanying Condensed Consolidated Statement of Cash Flows. Costs associated with this facility will be classified as Selling, General and Administrative Expenses in the consolidated statement of income. In order to operate this facility on an on-going basis, the Company is required to meet certain covenants primarily related to the performance of its accounts receivable portfolio. The Company also retains the servicing responsibility for these receivables.

NOTE 8.  SUBSEQUENT EVENT

         On April 28, 1998, the Company sold three million shares of its common stock registered in a public offering at a public-offering price of $30.75 per share. The Company expects to use the proceeds from the sale to expand its retail branch network, to fund certain capital improvements related to its manufacturing facilities, to repay debt, and for other general corporate purposes.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NOTE:    This discussion contains various forward-looking statements. These comments should be viewed in connection with the risk factors disclosed in the Company's Registration Statement on Form S-3 (SEC File No. 333-48589).

    Net Sales

         Net sales for the first quarter of 1998 increased 117% compared to the same period in 1997. The increase in net sales amounted to $158.5 million for the first quarter 1998 and was primarily attributable to an increase in new trailer sales of $123.5 million, and an increase in aftermarket parts and service revenues of $18.9 million and $6.8 million, respectively.

         The increase in new trailer sales of $123.5 million for the three months ended March 31, 1998 was attributable to an 87% increase in units sold, reflecting the impact of the 31 retail outlets and two manufacturing locations acquired during the second quarter in 1997, increased production of the Company's new proprietary composite trailer and a continued strong demand for the Company's products.

         The increase in aftermarket parts and service revenues reflects an increase in aftermarket part sales through the Company's existing parts distribution business as well as the aftermarket parts distribution business and retail outlets acquired in 1997. Beginning in 1998, the Company plans to begin the expansion of its retail distribution network from its current level of 31 retail outlets to approximately 50 retail outlets within 24 months.

    Gross Profit

         Gross profit as a percentage of sales totaled 9.1% for the first quarter of 1998 compared to 5.9% for the same period in 1997. The increase in the gross profit margins reflects the impact of higher margin sales from the retail branch outlets acquired in 1997 and the improvement in product mix resulting from the completion of the Company's composite material facility in the third quarter of

1997. As expected, the gross margins recognized through the retail branch network during the first quarter 1998 on sales of new and used trailers and aftermarket parts and service were significantly better than the historical margins achieved by the Company on new trailer fleet business. In addition, the completion of the Company's composite material facility in August, 1997, has allowed the Company to increase its production rates, thereby improving production efficiency at the Company's manufacturing facilities.

    Income From Operations

         Income from operations for the first quarter of 1998 as a percentage of net sales was 5.9% versus 3.5% for the same period in 1997. Income from operations in 1998 was impacted primarily by the increase in gross profit margins previously discussed offset somewhat by increased selling, general and administrative expenses. The increase in selling, general and administrative expenses primarily reflects higher levels of expense associated with the retail outlets acquired in April, 1997.

    Interest Expense

         Interest expense for the three-month period ended March 31, 1998 totaled $4.6 million compared to $3.4 million in the same period in 1997. The increase in interest expense is primarily the result of higher debt levels associated with increased working capital requirements.

    Taxes

         The provision for income taxes for the three month period ended March 31, 1998 and 1997 of $5.0 million and $.6 million respectively, represents 40.1% and 40.7% of pre-tax income for the periods. The effective tax rates are higher than the Federal statutory rates of 35% due primarily to state income taxes.


    LIQUIDITY AND CAPITAL RESOURCES

         As presented in the Condensed Consolidated Statement of Cash Flows, net cash provided by operating activities was $53.9 million during the first three months of 1998 primarily as a result of net income and changes in working capital. Increased inventory levels resulting from higher new trailer production and the establishment of inventory at the retail outlets was more than offset by related increases in accounts payable and accrued liabilities. In addition, as discussed in more detail below, the Company received proceeds of $83 million on the sale of accounts receivable which favorably impacted cash flow from operations.

         During March, 1998, the Finance Company sold and leased back approximately $8.8 million of its equipment leased to others with a large financial institution. Exclusive of this transaction, the Finance Company's lease portfolio (finance contracts and equipment leased to others) increased $8.3 million as the Company continues to expand its leasing operation. In addition, the Company used $4.2 million of cash for capital expenditures during the first three months of 1998, principally for the purpose of increasing manufacturing productivity and other operating purposes.

         On March 31, 1998, the Company replaced its existing $40 million receivable sale and servicing agreement with a new three-year trade receivable securitization facility. The new facility allows the Company to sell, without recourse on an ongoing basis, all of its accounts receivable to Wabash Funding Corporation (Funding Corp.), a wholly-owned unconsolidated subsidiary of the Company. Simultaneously, the Funding Corp. has sold and, subject to certain conditions, may from time to time sell an undivided interest in those receivables to a large financial institution. The Company expects to receive proceeds of between $75 million and $90 million for the sale of such undivided interest. At March 31, 1998, $83 million of proceeds were received by the Company related to this new facility.

         Proceeds from the sale were used to reduce outstanding borrowings under the Company's Revolving Credit Agreement and are reflected as operating cash flows in the accompanying Consolidated Statement of Cash Flows. Costs associated with this facility will be classified as Selling, General and Administrative Expenses in the consolidated statement of income. In order to operate this new trade receivable facility on an on-going basis, the Company is required to meet certain covenants primarily related to the performance of its accounts receivable portfolio. The Company also retains the servicing responsibility for these receivables.

         On April 28, 1998, the Company sold three million shares of its common stock registered in a public offering at a public-offering price of $30.75 per share. The Company expects to use the proceeds from the sale to expand its retail branch network, to fund certain capital improvements related to its manufacturing facilities, to repay debt, and for other general corporate purposes.

         Other sources of funds for capital expenditures, continued expansion of businesses, dividends, principal repayments on debt, stock repurchase and working capital requirements are expected to be cash from operations, additional borrowings under the credit facilities, term borrowings and equity offerings. The Company believes that these funding sources will be adequate for its anticipated requirements.

         The Company has assessed and continues to assess the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems will recognize the year 2000 and 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause our systems to process critical financial and operational information incorrectly. One of the more significant Year 2000 issues faced by the Company are the systems in place within the Company's retail distribution network, which are not Year 2000 compliant. As a result, in 1998 the Company will install new application systems within this distribution network which will be Year 2000 compliant. The Company does not expect the costs associated with becoming Year 2000 compliant to be material.

    BACKLOG

         The Company's backlog of orders was approximately $918 million at March 31, 1998 and $832 million at December 31, 1997. The Company expects to fill a majority of its backlog within the next twelve months.

    NEW ACCOUNTING PRONOUNCEMENTS

         The Company adopted Statement of Financial Accounting Standards (SFAS No. 128, "Earnings Per Share", during 1997. SFAS No. 128 simplifies the computation of earnings per share (EPS) and requires the presentation of two new amounts, basic and diluted EPS. As required by SFAS No. 128, all prior period EPS data have been restated to conform with the provisions of this Statement. The adoption of Statement resulted in an immaterial difference in its computation of basic and dilutive EPS.

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income", on January 1, 1998. SFAS No. 130 was effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting and display of "comprehensive income" and its components. Comprehensive income is not reported in the accompanying Condensed Consolidated Financial Statements as the Company had no items of Other Comprehensive Income for the periods presented.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:


15.1          Report of Independent Public Accountants

27.1 to 27.9  Restated Financial Data Schedules as a result of the adoption of
              SFAS No. 128, "Earnings per Share"


(b) Reports on Form 8-K:

       1. Form 8-K filed April 14, 1998 reporting under Item 10: Receivables Sales Agreement between the Company and Wabash National Funding Corporation and the Receivables Purchase Agreement between Wabash Funding Corporation and Falcon Asset Securitization Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            WABASH NATIONAL CORPORATION

Date:    May 15, 1998                       By:  /s/ Rick B. Davis
         ------------                            ------------------------------
                                                 Rick B. Davis
                                                 Corporate Controller
                                                 and Executive Officer