Form 10-Q
period 1998-06-30
WABASH NATIONAL CORP /DE
filed 1998-08-14
CIK 879526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
[X]               THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTER ENDED JUNE 30, 1998
                                       OR
                  TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF
[ ]              THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from               to
                               -------------    ------------
Commission File Number:  1-10883




                           WABASH NATIONAL CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                52-1375208
        --------                                ----------
(State of Incorporation)                      (IRS Employer
                                            Identification Number)


1000 Sagamore Parkway South,
    Lafayette,  Indiana                              47905
    -------------------                              -----
   (Address of Principal                           (Zip Code)
     Executive Offices)

Registrant's telephone number, including area code:  (765) 448-1591
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

The number of shares of common stock outstanding at August 14, 1998 was 22,962,245.

                           WABASH NATIONAL CORPORATION

                                      INDEX

                                    FORM 10-Q

                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets at
                   June 30, 1998 and December 31, 1997                    1

           Condensed Consolidated Statements of Income
                   for the three and six months ended
                   June 30, 1998 and 1997                                 2

           Condensed Consolidated Statements of Cash Flows
                   for the six months ended June 30, 1998
                   and 1997                                               3

          Notes to Condensed Consolidated Financial
                   Statements                                             4

      Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results
                   of Operations                                          8

      Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk(Not Applicable)

PART II - OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of
                   Security-Holders                                      12

      Item 5.  Other information                                         12

      Item 6.  Exhibits and reports on Form 8-K                          12

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)





                                                             June 30,   December 31,
                                                               1998        1997
                                                             ---------  ------------
                                                           (Unaudited)     (Note 1)

                                     ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                             $  47,238    $  14,647
       Accounts receivable, net                                148,247      161,249
       Current portion of finance contracts                      6,896        7,697
       Inventories                                             241,359      211,359
       Prepaid expenses and other                               12,691       12,962
                                                             ---------    ---------
              Total current assets                             456,431      407,914
                                                             ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, net                             118,259      108,798
                                                             ---------    ---------

EQUIPMENT LEASED TO OTHERS, net                                 37,039       43,986
                                                             ---------    ---------

FINANCE CONTRACTS, net of current portion                       65,463       51,539
                                                             ---------    ---------
OTHER ASSETS                                                    17,914       17,633
                                                             ---------    ---------
                                                             $ 695,106    $ 629,870
                                                             =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current maturities of long-term debt                  $   2,974    $   4,148
       Accounts payable                                        118,788       94,083
       Accrued liabilities                                      36,009       29,471
                                                             ---------    ---------
              Total current liabilities                        157,771      127,702
                                                             ---------    ---------

LONG-TERM DEBT, net of current maturities                      164,220      231,880
                                                             ---------    ---------

DEFERRED INCOME TAXES                                           29,970       26,440
                                                             ---------    ---------

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES                  15,013       17,332
                                                             ---------    ---------

STOCKHOLDERS' EQUITY:
       Preferred stock                                               4            4
       Common stock, 22,962,245 and 19,954,874
         shares issued and outstanding,
         respectively                                              230          200
       Additional paid-in capital                              223,066      135,611
       Retained earnings                                       106,111       91,980
       Treasury stock at cost, 59,600 shares                    (1,279)      (1,279)
                                                             ---------    ---------
                                                               328,132      226,516
                                                             ---------    ---------
                                                             $ 695,106    $ 629,870
                                                             =========    =========





            See Notes to Condensed Consolidated Financial Statements.
                                        1

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)



                                                         Three Months                    Six Months
                                                        Ended June 30,                  Ended June 30,
                                                        --------------                  --------------
                                                      1998          1997              1998          1997
                                                      ----          ----              ----          ----
                                                        (Unaudited)                       (Unaudited)

NET SALES                                          $337,733       $196,407          $631,345      $331,494

COST OF SALES                                       309,495        181,697           576,419       308,751
                                                   --------       --------          --------      --------

            Gross Profit                             28,238         14,710            54,926        22,743


GENERAL AND ADMINISTRATIVE
       EXPENSES                                       6,968          4,438            13,364         6,592

SELLING EXPENSE                                       3,219          2,083             6,197         3,219
                                                   --------       --------          --------      --------

       Income from operations                        18,051          8,189            35,365        12,932

OTHER INCOME (EXPENSE):
      Interest Expense                               (3,527)        (3,736)           (8,176)       (7,105)
      Other, net                                        (53)           147              (293)          238
                                                   ---------      --------          ---------     --------

      Income before income taxes                     14,471          4,600            26,896         6,065

PROVISION FOR INCOME TAXES                            5,748          1,758            10,735         2,354
                                                   --------       --------          --------      --------

      Net Income                                   $  8,723       $  2,842          $ 16,161      $  3,711
                                                   --------       --------          --------      --------

PREFERRED STOCK DIVIDENDS                               264            216               528           216
                                                   --------       --------          --------      --------

NET INCOME AVAILABLE TO COMMON
   SHAREHOLDERS                                    $  8,459       $  2,626          $ 15,633      $  3,495
                                                   ========       ========          ========      ========


Earnings per share:
   Basic                                           $   0.38       $   0.13          $   0.74      $   0.18
                                                   ========       ========          ========      ========
   Diluted                                         $   0.38       $   0.13          $   0.74      $   0.18
                                                   ========       ========          ========      ========

Cash dividends per share                           $  0.035       $    .03          $   0.07      $    .06
                                                   ========       ========          ========      ========


            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                 Six Months
                                                                Ended June 30,
                                                              -----------------
                                                             1998           1997
                                                             ----           ----
                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                             $  16,161    $   3,711
     Adjustments to reconcile net income to net
          cash provided by (used in) operating
          activities-
     Depreciation and amortization                              8,062        8,955
     Bad debt provision                                           395          221
     Deferred income taxes                                      2,570        5,089
     Equity in losses of unconsolidated affiliate               1,300         --
     Change in operating assets and liabilities,
          excluding effects of the acquisition--
          Accounts receivable                                  12,607      (21,658)
          Inventories                                         (30,000)     (34,721)
          Prepaid expenses and other                            1,231       (5,534)
          Accounts payable and accrued liabilities             31,137       31,645
          Other, net                                             (926)         839

               Net cash provided by (used in)               ---------    ---------
                 operating activities                          42,537      (11,453)
                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                     (13,889)     (12,536)
     Investment in equipment leased to others                  (5,674)     (18,482)
     Proceeds from sale of leased equipment and
          finance contracts                                    10,074        2,315
     Investment in finance contracts                          (19,041)     (11,671)
     Principal payments on finance contracts                    3,166        2,513
     Payments for RoadRailer technology                          --         (1,086)
     Payment for purchase of Fruehauf,
        net of cash acquired (Note 6)                            --        (15,129)
     Investment in unconsolidated affiliate                    (1,397)        --
     Other, net                                                    89           69

                                                            ---------    ---------
               Net cash used in investing activities          (26,672)     (54,007)
                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from:
         Long-term debt                                          --         25,000
         Long-term revolver                                   140,600      157,500
         Common stock, net of expenses                         87,485          443
     Payments:
         Long term debt                                        (8,834)      (2,352)
         Long-term revolver                                  (200,600)    (118,000)
         Common stock dividends                                (1,397)      (1,135)
         Preferred stock dividends                               (528)        (173)

               Net cash provided by                         ---------    ---------
                   financing activities                        16,726       61,283
                                                            ---------    ---------

NET INCREASE (DECREASE) IN CASH                                32,591       (4,177)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               14,647        5,514
                                                            ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  47,238    $   1,337
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

         In the opinion of the registrant, the accompanying financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of the Company at June 30, 1998 and December 31, 1997 and its results of operations and cash flows for the six months ended June 30, 1998 and 1997.

NOTE 2.  INVENTORIES

Inventories consisted of the following (in thousands):



                                                    June 30,               December 31,
                                                      1998                    1997
                                                      ----                    ----
                                                  (Unaudited)

Raw material and components                      $    119,903              $   75,629
Work in progress                                       23,233                  16,892
Finished goods                                         38,485                  68,164
Aftermarket parts                                      26,883                  25,386
Used trailers                                          32,855                  25,288
                                                 ------------              ----------
                                                 $    241,359              $  211,359
                                                 ============              ==========

NOTE 3.  EARNINGS PER SHARE

         The Company adopted Statement of Financial Accounting Standards (SFAS No. 128, "Earnings Per Share") during 1997. SFAS No. 128 simplifies the computation of earnings per share (EPS) and requires the presentation of two new amounts: basic and diluted EPS. As required, all prior period EPS data has been restated to conform with the provisions of this statement.

         A reconciliation of the numerators and denominators of the basic and diluted EPS computations, as required by SFAS No. 128, is presented below:



                                                                Three Months               Six Months
                                                                Ended June 30             Ended June 30
                                                                -------------             -------------
                                                             1998            1997        1998         1997
                                                             ----            ----        ----         ----

BASIC:
  Net income                                                   8,723         2,842       16,161        3,711
  Preferred stock dividends                                     (264)        ( 216)        (528)        (216)
                                                              ------        ------       ------       ------
  Net income, basic                                            8,459         2,626       15,633        3,495
                                                              ------        ------       ------       ------

  Common shares, basic                                        22,036        19,745       21,002       19,330
                                                              ------        ------       ------       ------

  Basic EPS                                                   $ 0.38        $ 0.13       $ 0.74       $ 0.18
                                                              ======        ======       ======       ======

DILUTED:
  Net income, basic                                            8,459         2,626       15,633        3,495
  Effect of dilutive securities:
       Convertible preferred stock                               264           ---          528          ---
                                                              ------        ------       ------       ------
  Net income, assuming full dilution                           8,723         2,626       16,161        3,495
                                                              ------        ------       ------       ------

  Common shares, basic                                        22,036        19,745       21,002       19,330
  Effect of dilutive securities:
       Convertible preferred stock                               823           ---          823          ---
       Stock Options                                             124            37          134           81
                                                              ------        ------       ------       ------
  Common shares, assuming full dilution                       22,983        19,782       21,959       19,411
                                                              ------        ------       ------       ------

  Diluted EPS                                                 $ 0.38        $ 0.13       $ 0.74       $ 0.18
                                                              ======        ======       ======       ======


NOTE 4.  LEASING AND FINANCE OPERATIONS

         Wabash National Finance Corporation (the Finance Company), a wholly-owned subsidiary of the Company, provides leasing and finance programs to customers for new and used trailers. The Finance Company's lease revenues, excluding revenue from the sale of leased trailers of $1.3 million and $2.4 million, were $10.8 million and $10.3 million during the six months ended June 30, 1998 and 1997, respectively. Income before income taxes was $1.2 million and $0.2 million during the six months ended June 30, 1998 and 1997, respectively.

         At June 30, 1998 and December 31, 1997 respectively, the Finance Company had $62.2 million and $54.9 million in long-term debt, comprised of $54 million and $39.0 million in intercompany debt to the Company and $8.2 million and $15.9 million in debt due to third parties, of which $7.4 and $8.4 million was guaranteed by the Company. Also at June 30, 1998 and December 31, 1997 respectively, the Finance Company had total assets of $112.7 million and $107.1 million, consisting primarily of Equipment Leased to Others of $37.0 million and $44.0 million and Finance Contracts, net of current portion, of $65.5 million and $51.5 million.

NOTE 5.  ACQUISITION

         The following unaudited pro forma consolidated results of operations of the Company and the acquired assets of Fruehauf assume the acquisition occurred as of January 1, 1997 (in millions, except per share data):


                                                            Six Months
                                                          Ended June 30,
                                                          1998      1997
--------------------------------------------------------------------------------
Net Sales                                              $ 631.3   $ 361.2
Net Income                                             $  16.2   $   3.2
Net Income per common share                            $  0.74   $  0.14
--------------------------------------------------------------------------------

In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1997 or of future operations of the combined companies under the ownership and management of the Company.


NOTE 6   SUPPLEMENTAL CASH FLOW INFORMATION


                                                                                         Six Months
                                                                                        Ended June 30,
(In thousands)                                                                      1998             1997
--------------------------------------------------------------------------------------------------------------
Cash paid during the period for:
    Interest                                                                    $  7,868         $  6,138
    Income taxes                                                                   7,553              507
--------------------------------------------------------------------------------------------------------------
Noncash investing and financing activities:
    Preferred stock issued for acquisition                                           ---           17,600
    Common stock issued for acquisition                                              ---           17,750
--------------------------------------------------------------------------------------------------------------
Purchase of Fruehauf assets, net of cash acquired:
   Accounts receivable, net                                                     $    ---         $ 13,955
   Inventory, net                                                                    ---           20,163
   Prepaid expenses and other                                                        ---            4,072
   Property, plant and equipment                                                     ---           25,269
   Current liabilities                                                               ---           (8,980)
   Non-current liabilities                                                           ---           (4,000)
   Stock issued                                                                      ---          (35,350)
--------------------------------------------------------------------------------------------------------------
Net cash paid to acquire Fruehauf                                               $    ---         $(15,129)
--------------------------------------------------------------------------------------------------------------


NOTE 7   ACCOUNTS RECEIVABLE SECURITIZATION

         On March 31, 1998, Wabash National Corporation replaced its existing $40 million receivable sale and servicing agreement with a new three-year trade receivable securitization facility. The new facility allows the Company to sell, without recourse on an ongoing basis, all of their accounts receivable to Wabash Funding Corporation (Funding Corp.), a wholly-owned unconsolidated subsidiary of the Company. Simultaneously, the Funding Corp. has sold and, subject to certain conditions, may from time to time sell an undivided interest in those receivables to a large financial institution. At June 30, 1998, $83 million of proceeds have been received under the new facility. No gain or loss was recorded during the first quarter of 1998 as a result of this transaction. Amounts reflected as Accounts Receivable in the accompanying Condensed Consolidated Balance Sheets as of June 30, 1998 include an interest in receivables sold to the Funding Corp. in excess of proceeds received.

         Proceeds from the sale were used to reduce outstanding borrowings under the Company's Revolving Credit Agreement and are reflected as operating cash flows in the accompanying Condensed Consolidated Statement of Cash Flows. Costs associated with this facility will be classified as Selling, General and Administrative Expenses in the consolidated statement of income.

         In order to operate this facility on an on-going basis, the Funding Corp. is required to meet certain covenants primarily related to the performance of the accounts receivable portfolio. Servicing responsibility for these receivables resides with the Company.

NOTE 8   COMMON STOCK OFFERING

         On April 28, 1998, the Company sold three million shares of its common stock in a registered public offering at a public-offering price of $30.75 per share. The Company expects to use the net proceeds from the sale to expand its retail branch network, to fund certain capital improvements related to its manufacturing facilities, to repay debt, and for other general corporate purposes.


NOTE 9   SUBSEQUENT EVENT

         On July 14, 1998, the Company acquired Cloud Corporation of Harrison, AR (Cloud) and Cloud Oak Flooring Co., Inc. of Sheridan, AR (Cloud Oak), manufacturers of laminated hardwood floors for the truck body and trailer industry. These companies had combined revenues of approximately $40 million in 1997.

         Aggregate consideration for this transaction included approximately $10 million in cash, $13 million in convertible preferred stock and the assumption of certain indebtedness. This transaction will be accounted for as a purchase with the excess purchase price above the net assets acquired being recorded as goodwill.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NOTE:    This discussion contains various forward-looking comments. These comments should be viewed in connection with the risk factors disclosed in the Company's Registration Statement on Form S-3 (SEC File No.
333-48589).

    Net Sales

         Net sales for the three month period ended June 30, 1998 increased $141.3 million or 72% compared to the same period in 1997 and were $299.9 million or 90% higher for the six month period ended June 30, 1998 compared to the same period in 1997. The increase in net sales for the three and six month periods were primarily attributable to an increase in new trailer sales of $120.9 million and $244.4 million, respectively, and an increase in aftermarket parts and service revenues of $9.7 million and $35.3 million, respectively.

         The increases in new trailer sales of $120.9 million and $244.4 million for the three and six month periods, respectively, were caused by a 53% and 67% increase in units sold, along with an increase of 16% and 13% in the average sales price per unit during the same periods. These favorable conditions are the result of continued sales growth at the Company's retail outlets, increased production capabilities, increased production of the Company's composite trailer and a continued strong demand for the Company's products.

         The increase in aftermarket parts and service revenues reflects an increase in aftermarket parts sales through the Company's existing parts distribution business as well as the aftermarket parts distribution business and 31 retail outlets acquired. Beginning in 1998, the Company plans to begin the expansion of its retail distribution network from its current level of 31 retail outlets to approximately 50 retail outlets within 24 months.

    Gross Profit

         Gross profit as a percentage of net sales totaled 8.4% for the three month period ended June 30, 1998 compared to 7.5% for the same period in 1997. The gross profit margin for the six-month period ended June 30, 1998 as a percentage of sales was 8.7% versus 6.9% for the same period in 1997. The increase in the gross profit margins reflects the impact of higher margin sales of new and used trailers and aftermarket parts and service revenues generated from the retail branch outlets acquired in 1997. In addition, the improvement in product mix resulting from the completion of the Company's composite material facility in the third quarter of 1997 has allowed the Company to increase its production rates, thereby improving production efficiencies at the Company's manufacturing facilities.

    Income From Operations

         Income from operations for the three and six month periods ended June 30, 1998 as a percentage of net sales was 5.3% and 5.6% compared to 4.2% and 3.9% for the same periods in 1997. Income from operations in 1998 was impacted primarily by the increase in the gross profit margins previously discussed offset somewhat by increased selling, general and administrative expenses. The increase in selling, general and administrative expenses primarily reflects higher levels of expense associated with the retail outlets acquired in April, 1997 as well as costs associated with the Company's new accounts receivable securitization facility.

     Interest Expense

         Interest expense for the three and six month periods ended June 30, 1998 totaled $3.5 million and $8.2 million compared to $3.7 million and $7.1 million for the same periods in 1997. The decrease in interest expense during the second quarter of 1998 is attributable to the pay down of approximately $67.7 million in long-term debt during the six months ended June 30, 1998 using proceeds from the Company's new trade receivable securitization facility which closed on March 31, 1998 coupled with proceeds from the Company's April, 1998 common stock offering.

    Taxes

         The provision for income taxes for the three and six month periods ended June 30, 1998 of $5.7 million and $10.7 million, respectively, represents 39.7% and 39.9% of pre-tax income for the periods compared to the provision of $1.8 million and $2.4 million, or 38.2% and 38.8% of pretax income, respectively, for the same periods in 1997. The effective tax rates are higher than the Federal statutory rates of 35% due primarily to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Operating Activities

         For the six months ended June 30, 1998, cash provided by operating activities amounted to $42.5 million primarily due to net income and changes in working capital. Increased inventory levels resulting from higher new trailer production and the establishment of inventory at the retail outlets was more than offset by related increases in accounts payable and accrued liabilities. In addition, as discussed in more detail below, the Company received proceeds totaling $83 million from the sale of accounts receivable which favorably impacted cash flow from operations.

    Investing Activities

         For the six months ended June 30, 1998, cash used in investing activities amounted to $26.7 million primarily due to the expansion of the Finance Company's leasing operation ($24.7 million), capital expenditures ($13.9 million) offset somewhat by the sale of leased equipment and finance contracts ($10.1 million).

         Capital expenditures during the period were associated with increasing the Company's manufacturing operations, the acquisition of a new consolidated parts center in Lafayette, Indiana and other operating purposes. The Company continues to pursue its branch expansion strategy although no firm commitments have been entered into to date. In addition, the Company anticipates future capital expenditures related to increasing capacity and manufacturing productivity at its recently acquired flooring operation in Harrison, Arkansas and at its trailer manufacturing facility in Huntsville, Tennessee. Expenditures related to these, and other activities, are expected to be $80-$100 million over the next 12 to 24 months.

         During March, 1998, the Finance Company sold and leased back approximately $8.8 million of its Equipment Leased to Others with a large financial institution.

    Financing Activities

         For the six months ended June 30, 1998, cash provided by financing activities amounted to $16.7 million primarily due to the issuance of common stock ($87.5 million)and borrowings under the Company's long-term revolver ($140.6 million) offset somewhat by the paydown of the Company's long-term revolver ($201 million).

         On March 31, 1998, the Company replaced its existing $40 million receivable sale and servicing agreement with a new three-year trade receivable securitization facility. The new facility allows the Company to sell, without recourse on an ongoing basis, all of its accounts receivable to Wabash Funding Corporation (Funding Corp.), a wholly-owned unconsolidated subsidiary of the Company. Simultaneously, the Funding Corp. has sold and, subject to certain conditions, may from time to time sell an undivided interest in those receivables to a large financial institution. At June 30, 1998, $83 million of proceeds were received by the Company related to this new facility. Proceeds from the sale were used to reduce outstanding borrowings under the Company's Revolving Credit Agreement and are reflected as operating cash flows in the accompanying Consolidated Statement of Cash Flows.

         On April 28, 1998, the Company sold three million shares of its common stock in a registered public offering at a public-offering price of $30.75 per share. The Company expects to use the proceeds from the sale to expand its retail branch network, to fund certain capital improvements related to its manufacturing facilities, to repay debt, and for other general purposes.

    Other

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

         BACKLOG

         The Company's backlog of orders was approximately $894 million at June 30, 1998 and $832 million at December 31, 1997. The Company's backlog represents the amount of orders the Company believes to be firm. Such orders may be subject to extension, delay or cancellation under certain circumstances.

         NEW ACCOUNTING PRONOUNCEMENTS

         The Company adopted Statement of Financial Accounting Standards (SFAS No. 128, "Earnings Per Share"), during 1997. SFAS No. 128 simplifies the computation of earnings per share (EPS) and requires the presentation of two new amounts, basic and diluted EPS. As required by SFAS No. 128, all prior period EPS data have been restated to conform with the provisions of this Statement. The adoption of Statement resulted in an immaterial difference in its computation of basic and dilutive EPS.

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

         In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued. The statement must be adopted by the Company on December 31, 1998. Under provisions of this statement, the Company will be required to modify or expand the financial statement disclosures for operating segments, products and services, and geographic areas. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (beginning of fiscal year 2000 for the Company). This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Management of the Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position. However, management anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

         YEAR 2000 COMPLIANCE

         The Company has assessed and continues to assess the impact of the Year 2000 issue on its reporting systems, operations and interfaces with outside parties and determined that although many of its applications are already compliant, the Company will have to modify or replace other applications. Specifically, the systems in place within the Company's retail and distribution network and certain of its manufacturing operations are not Year 2000 compliant. As a result, during 1998 and 1999, the Company will install new application systems within this distribution network and will replace non-compliant systems within its manufacturing operations which will be Year 2000 compliant. The Company believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose a significant operational problem for the Company. However, because most computer systems are, by their very nature, interdependent, there is no assurance that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. Expenditures related to the Year 2000 initiatives have not been and are not expected to be material to the Company's results of operations or financial position.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of security-holders on May 4, 1998, at which time the following nominees were elected to the Board of Directors:



                                                        WITHHOLD AUTHORITY
             NOMINEES                     FOR                TO VOTE
             --------                     ---                -------

        Richard E. Dessimoz            16,925,064            183,439
        Donald J. Ehrlich              16,928,128            180,375
        John T. Hackett                16,925,411            183,092
        E. Hunter Harrison             16,923,595            184,908
        Mark R. Holden                 16,924,061            184,442
        Ludvik F. Koci                 16,925,758            182,745

ITEM 5.  OTHER INFORMATION

         The Company will use proxy authorization at the next annual meeting of stockholders to vote in its discretion on those stockholder proposals presented at the meeting that were received after February 15, 1999.

ITEM 6.  EXIBITS AND REPORTS ON FORM 8-K

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

                                WABASH NATIONAL CORPORATION

Date:    August 14, 1998                     By:      /s/ Rick B. Davis
         ---------------                             -----------------
                                                     Rick B. Davis
                                                     Corporate Controller
                                                     and
                                                     Executive Officer