Form 10-Q
period 1998-09-30
WABASH NATIONAL CORP /DE
filed 1998-11-17
CIK 879526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]                     SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                       OR
               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
[ ]                     SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________________ to _______________________

Commission File Number:                         1-10883
                        -------------------------------------------------------

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

Registrant's telephone number, including area code: (765)448-1591
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No
                                  -----    -----

The number of shares of common stock outstanding at November 13, 1998 was 22,962,245.

                           WABASH NATIONAL CORPORATION

                                      INDEX

                                    FORM 10-Q

                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at
                           September 30, 1998 and December 31, 1997        1

                  Condensed Consolidated Statements of Income
                           for the three and nine months ended
                           September 30, 1998 and 1997                     2

                  Condensed Consolidated Statements of Cash
                           Flows for the nine months
                           ended September 30, 1998 and 1997               3

                  Notes to Condensed Consolidated Financial
                           Statements                                      4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                               8

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk (Not Applicable)                       -

PART II - OTHER INFORMATION

         Item 2.  Changes in Securities                                   14

         Item 6.  Exhibits and Reports on Form 8-K                        14



                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                           September 30,  December 31,
                                                               1998          1997
                                                           -------------  ------------
                                                            (Unaudited)     (Note 1)
                                     ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                             $  25,503    $  14,647
       Accounts receivable, net                                161,039      161,249
       Current portion of finance contracts                      7,594        7,697
       Inventories                                             259,747      211,359
       Prepaid expenses and other                               14,990       12,962
                                                             ---------    ---------
              Total current assets                             468,873      407,914
                                                             ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, net                             132,885      108,798
                                                             ---------    ---------

EQUIPMENT LEASED TO OTHERS, net                                 38,443       43,986
                                                             ---------    ---------

FINANCE CONTRACTS, net of current portion                       67,613       51,539
                                                             ---------    ---------

INTANGIBLE ASSETS, net                                          32,027       11,152
                                                             ---------    ---------

OTHER ASSETS                                                     7,875        6,481
                                                             ---------    ---------

TOTAL ASSETS                                                 $ 747,716    $ 629,870
                                                             =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current maturities of long-term debt                  $   2,931    $   4,148
       Accounts payable                                        123,980       94,083
       Accrued liabilities                                      38,832       29,471
                                                             ---------    ---------
              Total current liabilities                        165,743      127,702
                                                             ---------    ---------

LONG-TERM DEBT, net of current maturities                      181,913      231,880
                                                             ---------    ---------

DEFERRED INCOME TAXES                                           32,255       26,440
                                                             ---------    ---------

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES                  17,913       17,332
                                                             ---------    ---------

STOCKHOLDERS' EQUITY:
       Preferred stock                                               5            4
       Common stock, 22,962,245 and 19,954,874
         shares issued and outstanding,
         respectively                                              230          200
       Additional paid-in capital                              236,218      135,611
       Retained earnings                                       114,718       91,980
       Treasury stock at cost, 59,600 shares                    (1,279)      (1,279)
                                                             ---------    ---------
            Total stockholders equity                          349,892      226,516
                                                             ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                    $ 747,716    $ 629,870
                                                             =========    =========



            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)



                                                            Three Months                   Nine Months
                                                         Ended September 30,            Ended September 30,
                                                     --------------------------        ---------------------
                                                       1998             1997             1998         1997
                                                       ----             ----             ----         ----
                                                             (Unaudited)                   (Unaudited)
NET SALES                                            $ 334,113        $ 246,403        $965,458     $577,897

COST OF SALES                                          303,279          225,236         879,698      533,987
                                                     ---------        ---------        --------     --------

            Gross Profit                                30,834           21,167          85,760       43,910

GENERAL AND ADMINISTRATIVE
       EXPENSES                                          7,469            5,538          20,833       12,130

SELLING EXPENSE                                          3,286            2,583           9,483        5,802
                                                     ---------        ---------        --------     --------

       Income from operations                           20,079           13,046          55,444       25,978

OTHER INCOME (EXPENSE):
      Interest Expense                                  (3,382)          (4,467)        (11,558)     (11,572)
      Other, net                                          (406)             223            (699)         461
                                                     ---------        ---------        --------     --------

      Income before income taxes                        16,291            8,802          43,187       14,867

PROVISION FOR INCOME TAXES                               6,462            3,750          17,197        6,104
                                                     ---------        ---------        --------     --------

      Net Income                                     $   9,829        $   5,052        $ 25,990     $  8,763
                                                     ---------        ---------        --------     --------

PREFERRED STOCK DIVIDENDS                                  418              264             946          478
                                                     ---------        ---------        --------     --------

NET INCOME AVAILABLE TO COMMON
   SHAREHOLDERS                                      $   9,411        $   4,788        $ 25,044     $  8,285
                                                     =========        =========        ========     ========
Earnings per share:

   Basic                                             $    0.41        $    0.24        $   1.16     $   0.43
                                                     =========        =========        ========     ========
   Diluted                                           $    0.41        $    0.24        $   1.14     $   0.42
                                                     =========        =========        ========     ========

CASH DIVIDENDS PER SHARE                             $   0.035        $   0.035        $  0.105     $  0.095
                                                     =========        =========        ========     ========


           See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                               Nine Months
                                                           Ended September 30,
                                                         -----------------------
                                                            1998         1997
                                                         ---------    ---------
                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                          $  25,990    $   8,763
     Adjustments to reconcile net income to net
          cash provided by (used in) operating
          activities-
     Depreciation and amortization                          12,606       13,986
     Bad debt provision                                        614          424
     Deferred income taxes                                   6,370        2,302
   Equity in losses of unconsolidated affiliate              2,200         --
   Change in operating assets and liabilities,
          excluding effects of the acquisitions--
          Accounts receivable                                4,548      (51,302)
          Inventories                                      (31,983)     (48,242)
          Prepaid expenses and other                          (575)         743
          Accounts payable and accrued liabilities          31,969       59,713
          Other, net                                          (634)      (1,147)
                                                         ---------    ---------
               Net cash provided by (used in)
                 operating activities                       51,105      (14,760)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                  (22,847)     (16,696)
     Investment in equipment leased to others               (9,619)     (34,987)
     Investment in finance contracts                       (24,645)     (19,343)
     Acquisitions, net of cash acquired, (Note 6)           (9,515)     (15,129)
     Investment in unconsolidated affiliate                 (1,965)        --
     Payments for RoadRailer technology                       --         (1,086)
     Proceeds from sale of leased equipment and
         finance contracts                                  11,119       58,778
     Principal payments on finance contracts                 5,495        3,897
     Other, net                                                117           60
                                                         ---------    ---------
               Net cash used in investing activities       (51,860)     (24,506)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from:
         Long-term debt                                       --         25,000
         Long-term revolver                                247,400      272,500
         Common stock, net of expenses                      87,484          742
     Payments:
          Long term debt                                   (28,280)      (2,956)
          Long-term revolver                              (292,000)    (248,500)
          Common stock dividends                            (2,201)      (1,733)
          Preferred stock dividends                           (792)        (437)

               Net cash provided by
                                                         ---------    ---------
                   financing activities                     11,611       44,616
                                                         ---------    ---------

NET INCREASE IN CASH                                        10,856        5,350

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            14,647        5,514
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  25,503    $  10,864
                                                         =========    =========


            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Dollars in thousands, Unaudited)


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

         In the opinion of the registrant, the accompanying financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of the Company at September 30, 1998 and December 31, 1997 and its results of operations for the three and nine month periods ended September 30, 1998 and 1997 and cash flows for the nine month period ended September 30, 1998 and 1997.

NOTE 2.  INTANGIBLE ASSETS

         Intangible assets, net of accumulated amortization of $7.2 million and $6.4 million at September 30, 1998 and December 31, 1997, respectively, relate primarily to goodwill and other intangible assets associated with the Cloud Acquisition (See Note 6 for further discussion) and RoadRailer acquisition costs. These amounts are being amortized on a straight-line basis over periods ranging from five to forty years.

NOTE 3.  INVENTORIES

         Inventories consisted of the following:


                                                   September 30,    December 31,
                                                       1998            1997
                                                   -------------    -----------
                                                   (Unaudited)
Raw material and components                          $143,551        $ 75,629
Work in process                                        18,740          16,892
Finished goods                                         32,692          68,164
Aftermarket parts                                      27,096          25,386
Used trailers                                          37,668          25,288
                                                     --------        --------
                                                     $259,747        $211,359
                                                     ========        ========

NOTE 4.  EARNINGS PER SHARE

         The Company adopted Statement of Financial Accounting Standards (SFAS No. 128, "Earnings Per Share") during 1997. SFAS No. 128 simplifies the computation of earnings per share (EPS) and requires the presentation of two amounts: basic and diluted EPS. As required, all prior period EPS data has been restated to conform with the provisions of this statement.

         A reconciliation of the numerators and denominators of the basic and diluted EPS computations, as required by SFAS No. 128, is presented below:


                                             Three Months          Nine Months
                                          Ended September 30   Ended September 30
                                          ------------------   -------------------
                                            1998       1997      1998        1997
                                          --------   -------   --------    -------
BASIC:
  Net income                                9,829      5,052     25,990      8,763
  Preferred stock dividends                  (418)      (264)      (946)      (478)
                                          -------    -------    -------    -------
  Net income, basic                         9,411      4,788     25,044      8,285
                                          -------    -------    -------    -------

  Common shares, basic                     22,962     19,939     21,662     19,463
                                          -------    -------    -------    -------

  BASIC EPS                               $  0.41    $  0.24    $  1.16    $  0.43
                                          =======    =======    =======    =======

DILUTED:
  Net income, basic                         9,411      4,788     25,044      8,285
  Effect of dilutive securities:
       Convertible preferred stock            264       --          792       --
                                          -------    -------    -------    -------
  Net income, assuming full dilution        9,675      4,788     25,836      8,285
                                          -------    -------    -------    -------

  Common shares, basic                     22,962     19,939     21,662     19,463
  Effect of dilutive securities:
       Convertible preferred stock            823       --          823       --
       Stock Options                           26        126         98         54
                                          -------    -------    -------    -------
  Common shares, assuming full dilution    23,811     20,065     22,583     19,517
                                          -------    -------    -------    -------

  DILUTED EPS                             $  0.41    $  0.24    $  1.14    $  0.42
                                          =======    =======    =======    =======


NOTE 5.  LEASING OPERATIONS

         Wabash National Finance Corporation (the Finance Company), a wholly-owned subsidiary of the Company, provides leasing and finance programs to customers for new and used trailers. The Finance Company's lease revenues, excluding revenue from the sale of leased trailers of $2.4 million and $3.5 million, were $16.4 million and $16.1 million during the nine months ended September 30, 1998 and 1997 respectively. Income before income taxes was $2.0 million and $0.6 million during the nine months ended September 30, 1998 and 1997 respectively.

         At September 30, 1998 and December 31, 1997 respectively, the Finance Company had $66.5 million and $54.9 million in long-term debt, comprised of $59.0 million and $39.0 million in intercompany debt to the Company and $7.5 and $15.9 million in debt due to third parties, of which $6.9 million and $8.4 was guaranteed by the Company. Also at September 30, 1998 and December 31, 1997 respectively, the Finance Company had total assets of $117.4 million and $107.1 million, consisting primarily of Equipment Held for Lease of $38.4 million and $44.0 million and Finance Contracts, including current portion, of $75.2 million and $59.2 million.

         During March 1998, the Finance Company sold approximately $8.8 million of its equipment leased to others to a large financial institution. Simultaneously, the Finance Company leased the equipment back and entered into a sublease arrangement with a customer. This lease is accounted for as an operating lease. The lease with the financial institution provides for approximately $2.6 million of end of lease term residual value commitments.

NOTE 6.  ACQUISITIONS

         On July 14, 1998, the Company acquired Cloud Corporation and Cloud Oak Flooring Company, Inc. (the Cloud Acquisition) in a merger and stock purchase, respectively, manufacturers of laminated hardwood floors for the truck body and trailer industry. For financial statement purposes the Cloud Acquisition was accounted for as a purchase and, accordingly, Cloud's combined results are included in the consolidated financial statements since the date of acquisition. The aggregate consideration for this transaction included $9.7 million in cash, $13.2 million in convertible preferred stock and the assumption of $32.1 million in liabilities. The excess of the purchase price over the underlying assets acquired is approximately $21.9 million. This amount has been allocated to goodwill and other intangible assets based upon a preliminary estimate of fair values. These amounts are being amortized on a straight-line basis over periods of five to forty years. The values assigned to the acquired assets and liabilities could change following the resolution of certain pre-acquisition contingencies related to environmental laws and ERISA. While these matters are at an early stage and it is not possible to predict the outcome with certainty, based on currently available information the Company does not believe the outcome of these matters will be material to the consolidated results of operations or financial condition of the Company. The Company is indemnified by the sellers of the acquired companies and the Company believes that these contingencies would be covered by the indemnification provisions of those agreements.

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

                                                           Nine Months
                                                          Ended Sept.30,
                                                       1998             1997
-------------------------------------------------------------------------------
Net Sales                                            $ 965.5           $ 607.6
Net Income                                           $  26.0           $   8.3
Net Income per common share                          $  1.14           $  0.42
-------------------------------------------------------------------------------

In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1997 or of future results of the combined operations under the ownership and management of the Company.

NOTE 7.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                Nine Months
                                                            Ended September 30,
(In thousands)                                              1998         1997
--------------------------------------------------------------------------------
Cash paid during the period for:
    Interest                                              $ 10,752     $ 13,248
    Income taxes                                            10,464          845
--------------------------------------------------------------------------------
Noncash investing and financing activities:
    Preferred stock issued for acquisitions                 13,153       17,600
    Common stock issued for acquisition                       --         17,750
--------------------------------------------------------------------------------
Acquisitions, net of cash acquired:
   Accounts receivable, net                               $  4,952     $ 13,955
   Inventory, net                                           16,405       20,163
   Prepaid expenses and other                                  743        4,072
   Property, plant and equipment                             8,334       25,269
   Goodwill and other intangibles                           21,891         --
   Deferred income taxes                                     1,265         --
   Other Assets                                              1,203         --
   Current liabilities                                     (25,783)      (8,980)
   Non-current liabilities                                  (6,342)      (4,000)
   Stock issued                                            (13,153)     (35,350)
--------------------------------------------------------------------------------
Net cash paid for acquisitions                            $ (9,515)    $(15,129)
--------------------------------------------------------------------------------


NOTE 8.  ACCOUNTS RECEIVABLE SECURITIZATION

         On March 31, 1998, Wabash National Corporation replaced its existing $40 million receivable sale and servicing agreement with a new three-year trade receivable securitization facility. The new facility allows the Company to sell, without recourse on an ongoing basis, all of their accounts receivable to Wabash Funding Corporation (Funding Corp.), a wholly-owned unconsolidated subsidiary of the Company. Simultaneously, the Funding Corp. has sold and, subject to certain conditions, may from time to time sell an undivided interest in those receivables to a large financial institution. At September 30, 1998, $83 million of proceeds have been received under the new facility. No gain or loss was recorded during the first quarter of 1998 as a result of this transaction. Amounts reflected as Accounts Receivable in the accompanying Condensed Consolidated Balance Sheets as of September 30, 1998 include an interest in receivables sold to the Funding Corp. in excess of proceeds received.

         Proceeds from the sale were used to reduce outstanding borrowings under the Company's Revolving Credit Agreement and are reflected as operating cash flows in the accompanying Condensed Consolidated Statement of Cash Flows. Costs associated with this facility are classified as Selling, General and Administrative Expenses in the consolidated statement of income.

         In order to operate this facility on an on-going basis, the Funding Corp. is required to meet certain covenants primarily related to the performance of the accounts receivable portfolio. Servicing responsibility for these receivables resides with the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
NOTE: This discussion contains forward-looking statements. These statements should be viewed in connection with the risk factors disclosed in the Company's Registration Statement on Form S-3 (SEC File No. 333-48589).

     Net Sales

         Net sales for the three month period ended September 30, 1998 increased $87.7 million or 35.6% compared to the same period in 1997 and were $387.6 million or 67.1% higher for the nine month period ended September 30, 1998 compared to the same period in 1997. The increase in net sales for the three and nine month periods were primarily attributable to an increase in new trailer sales of $73.0 million and $317.4 million, respectively, an increase in used trailer sales of $9.1 million and $29.3 million, respectively, and an increase in aftermarket parts and service revenues of $5.7 million and $40.9 million, respectively.

         The increases in new trailer sales of $73.0 million and $317.4 million for the three and nine month periods, respectively, were caused by a 24.3% and 48.8% increase in units sold, along with an increase of 10.0% and 12.3% in the average sales price per unit during the same periods. These favorable conditions are the result of continued sales growth at the Company's retail outlets, increased production capabilities, increased production of the Company's composite trailer and a continued strong demand for the Company's products.

         The increase in used trailer sales and aftermarket parts and service revenues reflects increased volume through the Company's existing parts distribution business as well as the 31 retail outlets acquired. The Company plans to expand its retail distribution network from its current level of 31 retail outlets to approximately 50 retail outlets within 24 months.

         Gross Profit

         Gross profit as a percentage of net sales totaled 9.2% for the three month period ended September 30, 1998 compared to 8.6% for the same period in 1997. The gross profit margin for the nine-month period ended September 30, 1998 as a percentage of sales was 8.9% versus 7.6% for the same period in 1997. The increase in the gross profit margins reflects the impact of higher margin sales of new and used trailers and aftermarket parts and service revenues generated from the retail branch outlets acquired in 1997. In addition, the improvement in product mix resulting from the completion of the Company's composite material facility in the third quarter of 1997 has allowed the Company to increase its production rates, thereby improving production efficiencies at the Company's manufacturing facilities.

         Income From Operations

         Income from operations for the three and nine month periods ended September 30, 1998 as a percentage of net sales was 6.0% and 5.7% compared to 5.3% and 4.5% for the same periods in 1997. Income from operations in 1998 was impacted primarily by the increase in the gross profit margins previously discussed offset somewhat by increased selling, general and administrative expenses. The increase in selling, general and administrative expenses primarily reflects higher levels of expense associated with the retail outlets acquired in April, 1997 as well as costs associated with the Company's new accounts receivable securitization facility.

         Interest Expense

         Interest expense for the three and nine month periods ended September 30, 1998 totaled $3.4 million and $11.6 million compared to $4.5 million and $11.6 million for the same periods in 1997. The decrease in interest expense during the third quarter is primarily due to the use of proceeds from the Company's new trade receivable securitization facility which closed on March 31, 1998 coupled with proceeds from the Company's April, 1998 common stock offering to reduce the Company's long-term debt.

         Taxes

         The provision for income taxes for the three and nine month periods ended September 30, 1998 of $6.5 million and $17.2 million, respectively, represents 39.7% and 39.8% of pre-tax income for the periods compared to the provision of $3.8 million and $6.1 million, or 42.6% and 41.1% of pretax income, respectively, for the same periods in 1997. The effective tax rates are higher than the Federal statutory rates of 35% due primarily to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Operating Activities

         For the nine months ended September 30, 1998, cash provided by operating activities amounted to $51.1 million primarily due to net income, the add-back of non-cash charges for depreciation and amortization expense, and as discussed in more detail below, the proceeds from the sale of accounts receivable. Increased raw material inventory levels resulting from higher new trailer production was offset by related increases in accounts payable and accrued liabilities.

         Investing Activities

         For the nine months ended September 30, 1998, cash used in investing activities amounted to $51.9 million primarily due to the expansion of the Finance Company's leasing operation ($34.3 million), capital expenditures ($22.8 million) and the Cloud Acquisition ($9.5 million) offset somewhat by the sale of leased equipment and finance contracts ($11.1 million).

         Capital expenditures during the period were associated with increasing the Company's manufacturing operations in Lafayette, Indiana, the development of a new state of the art painting and coating system at its trailer manufacturing facility in Huntsville, Tennessee, the acquisition of a new consolidated parts center in Lafayette, increasing capacity and manufacturing productivity at its recently acquired flooring operation in Harrison, Arkansas and other operating purposes. The flooring operations were acquired in July 1998 through the merger of Cloud Corporation with a newly-formed subsidiary of Wabash and the acquisition of all of the outstanding stock of Cloud Oak Flooring. The acquisition agreements include customary representations and warranties by the sellers. Wabash is in the process of looking into certain pre-acquisition contingencies of the acquired companies relating to compliance with environmental laws and ERISA. While these matters are at an early stage and it is not possible to predict the outcome with certainty, based on currently available information the Company does not believe the outcome of these matters will be material to the consolidated results of operations or financial condition of the Company. The Company is indemnified by the sellers of the acquired companies and the Company believes that these contingencies would be covered by the indemnification provisions of those agreements.

         The Company continues to pursue its branch expansion strategy although no firm commitments have been entered into to date. The Company anticipates future capital expenditures related to its branch expansion strategy, the development of a new computer system in its retail network, the continuation of the capital projects previously discussed, and other activities to be $80-$100 million over the next 12 to 24 months.

         During March, 1998, the Finance Company sold and leased back approximately $8.8 million of its Equipment Leased to Others with a large financial institution.

         Financing Activities

         For the nine months ended September 30, 1998, cash provided by financing activities amounted to $11.6 million primarily due to the issuance of common stock ($87.5 million), a net reduction in the Company's long-term revolver ($44.6 million) and a pay-down of long-term debt ($28.3 million) primarily associated with the Cloud Acquisition.

         On March 31, 1998, the Company replaced its existing $40 million receivable sale and servicing agreement with a new three-year trade receivable securitization facility. The new facility allows the Company to sell, without recourse on an ongoing basis, all of its accounts receivable to Wabash Funding Corporation (Funding Corp.), a wholly-owned unconsolidated subsidiary of the Company. Simultaneously, the Funding Corp. has sold and, subject to certain conditions, may from time to time sell an undivided interest in those receivables to a large financial institution. At September 30, 1998, $83 million of proceeds were received by the Company related to this new facility. Proceeds from the sale were used to reduce outstanding borrowings under the Company's Revolving Credit Agreement and are reflected as operating cash flows in the accompanying Consolidated Statement of Cash Flows.

         On April 28, 1998, the Company sold three million shares of its common stock in a registered public offering at a public-offering price of $30.75 per share, for net proceeds to the Company of $87.5 million.

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

         BACKLOG

         The Company's backlog of orders was approximately $906 million at September 30, 1998 and $832 million at December 31, 1997. The Company's backlog represents the amount of orders the Company believes to be firm. Such orders may be subject to extension, delay or cancellation under certain circumstances.

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

YEAR 2000 COMPLIANCE

         The Company continues to address the impact of the Year 2000 issue on its business. If not corrected certain computer applications may fail or create erroneous results at the year 2000. Specifically, with respect to the Company, this includes applications within information technology (IT) as well as non-IT equipment and machinery that may contain embedded date-sensitive microcontrollers or microchips.

         Information Technology Systems

         The Company's assessment of all business critical IT hardware and software is 90-95% complete. It has been determined that many of the Company's applications and systems are already Year 2000 compliant, however, it will be necessary to modify or replace other applications and systems. During this assessment, it was determined that systems in place within the Company's retail and distribution network and certain of its manufacturing operations are not Year 2000 compliant. As a result, during 1998 and 1999, the Company will install new application systems within these areas which will be Year 2000 compliant. Other maintenance and project activities to be conducted in 1998 and 1999 have been initiated to bring the remaining hardware and software into compliance. If such projects are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. The Company's plan for IT items includes the following phases and timeline: (1) Assessment and Strategy - completed in 1998 and (2) Design, Implementation, Testing and Validation - in process and scheduled to be substantially completed by mid 1999.

         Non-Information Technology Systems

         The Company's assessment of non-IT systems is approximately 75% complete. It is expected that the assessment and necessary replacements or upgrades will be substantially completed by the second quarter in 1999.

         External Parties

         The Company has contacted its vendors and suppliers regarding the status of their Year 2000 compliance. Many vendors have given a positive indication that they are or will be compliant. A follow-up inquiry is being conducted with the parties identified as business critical. This process is approximately 60% complete and is expected to be substantially completed by the first quarter in 1999. While compliance issues may be identified and addressed, this process may not fully ensure these parties' Year 2000 compliance. Disruptions in the operations of these parties could have an adverse financial and operational effect on the Company. The Company is currently in the process of formulating a contingency plan in the event business critical vendors do not achieve Year 2000 compliance and suffer substantial disruptions in their operations. This plan will include identifying alternate vendors to replace those that are positively identified to be Year 2000 non-compliant and also to identify back-up vendors for those whom represent compliance in the event that their systems fail. This plan is expected to be substantially completed by mid 1999.

         The Company has requested compliance information from its banks and it has been determined that they expect to be compliant by the second quarter in 1999. In the event that these banks are not compliant at that time, the Company will review the possibility of relocating its banking relationships to back-up financial institutions currently being identified.

         Costs of Compliance

         The Company estimates the total costs to be incurred in installing new application systems in the retail and distribution network and certain manufacturing operations, along with costs associated with Year 2000 compliance to be between $4.0 to $5.0 million. Through September 30, 1998, the Company has spent approximately $0.5 million related to such activities.

         Management believes that, with modifications to existing software and conversions to new software and hardware, the Year 2000 issue is not likely to materially impact the Company's results of operations or financial position. The Company expects all of its internal business critical IT and non-IT systems to be Year 2000 compliant and therefore no contingency plan is in place in the event of a particular system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that the Company is not going to achieve its scheduled compliance objectives. However, because most computer systems are interdependent by nature, there can be no assurance that the systems of other companies on which the Company's systems rely, will be timely converted and not have an adverse effect on the Company's systems.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     Series C 5.5% Convertible Preferred Stock

              On July 14, 1998, the Company issued the following as part of the consideration paid in connection with its acquisition of substantially all of the assets of Cloud Corporation and Cloud Oak Flooring Company, Inc.: 131,530 shares of Series C 5.5% Cumulative Convertible Exchangeable Preferred Stock. This stock is convertible at any time at the option of the holder, at a conversion price of $35 per share, into up to 375,800 shares of Common Stock, subject to adjustment. The Preferred Stock is subject to mandatory conversion if the average trading price of the Common Stock for 20 consecutive trading days exceeds the conversion price, or if dividends on the Preferred Stock are in arrears for at least two full quarterly periods. These securities were sold pursuant to the exemption available under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder as a transaction not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

3.5           Certificate of Designations of Series C 5.5% Convertible Preferred
              Stock

15.1          Report of Independent Public Accountants

(b)  Reports on Form 8-K:

     1. Form 8-K dated October 19, 1998 reporting an amendment to the Shareholders Rights Agreement to eliminate those provisions that require that certain actions may only be taken by "Continuing Directors."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  WABASH NATIONAL CORPORATION

Date:  November 16, 1998                     By:  /s/  Rick B. Davis
       -----------------                          ------------------
                                                  Rick B. Davis
                                                       Corporate Controller
                                                       and
                                                       Executive Officer