Form 10-Q/A
period 1998-03-31
WABASH NATIONAL CORP /DE
filed 1999-01-21
CIK 879526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


(Mark One)

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
[X]                   THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1998
                                       OR
                 TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
[ ]                    THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from _________________ to __________________

Commission File Number:  1-10883
                         -------



                           WABASH NATIONAL CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                            52-1375208
        --------                                            ----------
(State of Incorporation)                                   (IRS Employer
                                                      Identification Number)


1000 Sagamore Parkway South,
    Lafayette,  Indiana                                          47905
    ----------  -------                                          -----
   (Address of Principal                                       (Zip Code)
     Executive Offices)

Registrant's telephone number, including area code:  (765) 448-1591
                                                    ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

                                   Yes  X   No
                                       ---     ---

The number of shares of common stock outstanding at January 20, 1999 was 22,965,090.

                           WABASH NATIONAL CORPORATION

                                      INDEX

                                   FORM 10-Q/A

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

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                         Restated (Note 2)
                                                             March 31,          December 31,
                                                               1998                1997
                                                            ------------       ------------
                                                           (Unaudited)           (Note 1)
                                     ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                            $     21,383       $     14,647
       Accounts receivable, net                                  131,146            161,249
       Current portion of finance contracts                        7,146              7,697
       Inventories                                               224,050            211,359
       Prepaid expenses and other                                 11,741             12,962
                                                            ------------       ------------
              Total current assets                               395,466            407,914
                                                            ------------       ------------

PROPERTY, PLANT AND EQUIPMENT, net                               110,831            108,798
                                                            ------------       ------------

EQUIPMENT LEASED TO OTHERS, net                                   34,792             43,986
                                                            ------------       ------------

FINANCE CONTRACTS, net of current portion                         60,755             51,539
                                                            ------------       ------------
OTHER ASSETS                                                      16,893             17,633
                                                            ------------       ------------
                                                            $    618,737       $    629,870
                                                            ============       ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
       Current maturities of long-term debt                 $      4,113       $      4,148
       Accounts payable                                          111,553             94,083
       Accrued liabilities                                        33,848             29,471
                                                            ------------       ------------
              Total current liabilities                          149,514            127,702
                                                            ------------       ------------

LONG-TERM DEBT, net of current maturities                        191,671            231,880
                                                            ------------       ------------

DEFERRED INCOME TAXES                                             28,200             26,440
                                                            ------------       ------------

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES                    16,813             17,332
                                                            ------------       ------------

STOCKHOLDERS' EQUITY:
       Preferred stock                                                 4                  4
       Common stock, 19,956,294 and 19,954,874
          shares were issued and outstanding,
          respectively                                               200                200
       Additional paid-in capital                                135,638            135,611
       Retained earnings                                          97,976             91,980
       Treasury stock at cost, 59,600 common
         shares                                                   (1,279)            (1,279)
                                                            ------------       ------------
                                                                 232,539            226,516
                                                            ------------       ------------
                                                            $    618,737       $    629,870
                                                            ============       ============


            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)


                                                         Three Months Ended
                                                              March 31,
                                                  ------------------------------
                                                  Restated (Note 2)
                                                        1998           1997
                                                  ----------------- ------------
                                                     (Unaudited)    (Unaudited)
NET SALES                                              $293,612       $135,087

COST OF SALES                                           267,724        127,054
                                                       --------       --------

    Gross profit                                         25,888          8,033

GENERAL AND ADMINISTRATIVE
  EXPENSES                                                6,396          2,154

SELLING EXPENSES                                          2,978          1,136
                                                       --------       --------

     Income from operations                              16,514          4,743

OTHER INCOME (EXPENSE)
     Interest expense                                    (4,649)        (3,369)
     Other, net                                            (240)            91
                                                       --------       --------

     Income before income taxes                          11,625          1,465

PROVISION FOR INCOME TAXES                                4,667            596
                                                       --------       --------

     Net income                                        $  6,958       $    869

PREFERRED STOCK DIVIDENDS                                   264            ---
                                                       --------       --------
NET INCOME AVAILABLE TO COMMON
  SHAREHOLDERS                                         $  6,694       $    869
                                                       ========       ========

Earnings per share:
  Basic                                                $   0.34       $   0.05
  Diluted                                              $   0.33       $   0.05
                                                       ========       ========

Cash dividends per share                               $  0.035       $   0.03
                                                       ========       ========

Weighted average number of shares used to compute:
  Basic                                                  19,956         18,911
  Diluted                                                20,924         18,911
                                                       ========       ========


            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                             Three Months
                                                            Ended March 31,
                                                         ----------------------
                                                     Restated (Note 2)
                                                            1998        1997
                                                         ---------    ---------
                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                          $   6,958    $     869
     Adjustments to reconcile net income to net
          cash provided by (used in) operating
          activities-
       Depreciation and amortization                         4,257        4,558
       Bad debt provision                                      393          138
       Deferred income taxes                                 1,270        1,374
       Equity in losses of unconsolidated affiliate            500         --
       Change in operating assets and liabilities:
          Accounts receivable                               29,710      (18,977)
          Inventories                                      (12,691)     (13,679)
          Prepaid expenses and other                         1,711         (543)
          Accounts payable and accrued liabilities          21,847        5,787
          Other, net                                           (30)      (4,826)
                                                         ---------    ---------

               Net cash provided by (used in)
                   operating activities                     53,925      (25,299)
                                                         ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                   (4,150)      (4,174)
     Investment in equipment leased to others               (1,614)      (7,421)
     Proceeds from sale of leased equipment and
         finance contracts                                   9,330        1,719
     Investment in finance contracts                       (10,316)      (5,307)
     Principal payments on finance contracts                 1,107        1,263
     Payments for RoadRailer technology                       --         (1,086)
     Other, net                                               (367)          40
                                                         ---------    ---------

               Net cash used in investing activities        (6,010)     (14,966)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from:
          Long-term debt                                      --         25,000
          Long-term revolver                                97,000       72,000
          Common stock                                          27         --
     Payments:
          Long-term debt                                      (944)      (1,456)
          Long-term revolver                              (136,300)     (51,500)
          Common stock dividends                              (698)        (567)
          Preferred stock dividends                           (264)        --
                                                         ---------    ---------

               Net cash (used in) provided by
                   financing activities                    (41,179)      43,477
                                                         ---------    ---------

NET INCREASE IN CASH                                         6,736        3,212

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            14,647        5,514
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  21,383    $   8,726
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


NOTE 2.  RESTATEMENT

         On January 19, 1999, the Company announced that it would restate the previously reported financial statements for the quarters ended March 31, June 30 and September 30, 1998. In late 1997, the Company converted its manufacturing information systems which adversely impacted its ability to accurately determine its inventory costs on an interim basis in 1998. In connection with the conversion, the Company lost its ability to generate automated bills of material for purposes of relieving inventory and instead used estimates of material costs as a percent of sales prices. Following the Company's annual physical inventory count, the Company identified adjustments necessary to properly state inventory and cost of sales for these periods.

         The Company's financial statements at and for the three months ended March 31, 1998 have been restated to reflect these adjustments. The results of the Company's physical inventory identified only immaterial adjustments in 1997; therefore, no adjustments were necessary for any periods prior to 1998. A summary of the effect of the adjustments at and for the three months ended March 31, 1998 on certain previously reported amounts is as follows:

                                                  Three Months Ended
                                                     March 31, 1998
                                            Previously
                                             Reported           Restated
                                             --------           --------
Sales                                        $293,612          $293,612
Cost of Sales                                 266,924           267,724
Gross Profit                                   26,688            25,888
Income Before Income Taxes                     12,425            11,625
Net Income                                      7,438             6,958
Earnings Per Share:
   Basic                                        $0.36             $0.34
   Diluted                                      $0.36             $0.33

                                                    March 31, 1998
                                                    --------------

Inventories                                  $224,850          $224,050
Accrued Liabilities                            34,168            33,848
Retained Earnings                              98,456            97,976



NOTE 3.  NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 4.  INVENTORIES

Inventories consisted of the following (in thousands):


                                         March 31,        December 31,
                                           1998               1997
                                     -----------------    ------------
                                      Restated(Note 2)
                                        (Unaudited)
Raw material and components            $     99,365        $   75,629
Work in process                              14,954            16,892
Finished goods                               52,148            68,164
Aftermarket parts                            26,706            25,386
Used trailers                                30,877            25,288
                                       ------------        ----------
                                       $    224,050        $  211,359
                                       ============        ==========


NOTE 5.  LEASING AND FINANCE OPERATIONS

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

NOTE 6.  ACQUISITION

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


                                                                Three Months
                                                               Ended March 31,
                                                              Restated
                                                              (Note 2)
(In millions, except per share amounts)                         1998       1997
-------------------------------------------------------------------------------
Net sales....................................................  $293.6    $170.8
Net income...................................................  $  7.0    $  0.4
Net income per common share..................................  $ 0.33    $ 0.01
-------------------------------------------------------------------------------

In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1997 or of future operations of the combined companies under the ownership and management of the Company.

NOTE 7.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                 Three Months
                                                                Ended March 31,
(In thousands)                                                  1998      1997
-------------------------------------------------------------------------------
Cash paid during the period for:
   Interest, net of amounts capitalized                       $ 4,639   $ 3,872
   Income taxes                                                   181         1
-------------------------------------------------------------------------------


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

NOTE 9.  SUBSEQUENT EVENT

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

RESTATEMENT

         As described in Note 2 of the Notes to Condensed Consolidated Financial Statements, on January 19, 1999, the Company announced that it would restate the previously reported financial statements for the quarters ended March 31, June 30 and September 30, 1998. In late 1997, the Company converted its manufacturing information system which adversely impacted its ability to accurately determine its inventory costs on an interim basis in 1998. In connection with the conversion, the Company lost its ability to generate automated bills of material for purposes of relieving inventory and instead used estimates of material costs as a percent of sales prices. Following the Company's annual physical inventory count, the Company identified adjustments necessary to properly state inventory and cost of sales for these periods.

         The Company's financial statements at and for the three months ended March 31, 1998 have been restated to reflect these adjustments. The results of the Company's physical inventory identified only immaterial adjustments in 1997; therefore, no adjustments were necessary for any periods prior to 1998. The effect of the restatement was to reduce net income for the three months ended March 31, 1998 by $0.48 million or $0.02 per share. The restated net income for the three months ended March 31, 1998 is $7.0 million compared to $0.87 million for the same period in 1997.

         The information in the discussion which follows is presented after restatement of the financial statements.

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

         Gross Profit

             Gross profit as a percentage of sales totaled 8.8% for the first quarter of 1998 compared to 5.9% for the same period in 1997. The increase in the gross profit margins reflects the impact of higher margin sales from the retail branch outlets acquired in 1997 and the improvement in product mix resulting from the completion of the Company's composite material facility in the third quarter of 1997. As expected, the gross margins recognized through the retail branch network during the first quarter 1998 on sales of new and used trailers and aftermarket parts and service were significantly better than the historical margins achieved by the Company on new trailer fleet business. In addition, the completion of the Company's composite material facility in August, 1997, has allowed the Company to increase its production rates, thereby improving production efficiency at the Company's manufacturing facilities.

         Income From Operations

             Income from operations for the first quarter of 1998 as a percentage of net sales was 5.6% versus 3.5% for the same period in 1997. Income from operations in 1998 was impacted primarily by the increase in gross profit margins previously discussed offset somewhat by increased selling, general and administrative expenses. The increase in selling, general and administrative expenses primarily reflects higher levels of expense associated with the retail outlets acquired in April, 1997.

         Interest Expense

             Interest expense for the three-month period ended March 31, 1998 totaled $4.6 million compared to $3.4 million in the same period in 1997. The increase in interest expense is primarily the result of higher debt levels associated with increased working capital requirements.

         Taxes

             The provision for income taxes for the three month period ended March 31, 1998 and 1997 of $4.7 million and $.6 million respectively, represents 40.1% and 40.7% of pre-tax income for the periods. The effective tax rates are higher than the Federal statutory rates of 35% due primarily to state income taxes.


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

(a) Exhibits:


15.1            Previously filed Accountants Review Report has been withdrawn

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

                                           WABASH NATIONAL CORPORATION

Date:    January 20, 1999                  By:   /s/ Rick B. Davis
         ----------------                        -----------------
                                                 Rick B. Davis
                                                 Corporate Controller
                                                 and Executive Officer