Form 10-Q/A
period 1998-06-30
WABASH NATIONAL CORP /DE
filed 1999-01-21
CIK 879526

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A


(Mark One)

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
[X]                   THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED JUNE 30, 1998
                                       OR
                TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
[ ]                   THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from               to
                               -------------    ------------
Commission File Number:  1-10883
                       ---------



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

                          WABASH NATIONAL CORPORATION
                          ---------------------------

                                     INDEX
                                     -----

                                  FORM 10-Q/A
                                  -----------
                                                                           Page
PART I - FINANCIAL INFORMATION                                             ----

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets at
                  June 30, 1998 and December 31, 1997                        1

          Condensed Consolidated Statements of Income
                  for the three and six months ended
                  June 30, 1998 and 1997                                     2

          Condensed Consolidated Statements of Cash Flows
                  for the six months ended June 30, 1998
                  and 1997                                                   3

          Notes to Condensed Consolidated Financial
                  Statements                                                 4

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results
             of Operations                                                   9

     Item 3. Quantitative and Qualitative Disclosures
             About Market Risk(Not Applicable)

PART II - OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of
             Security-Holders                                               14

     Item 5. Other information                                              15

     Item 6. Exhibits and reports on Form 8-K                               15

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                  --------------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  ----------------------------------------
                             (Dollars in thousands)

                                               Restated (Note 2)
                                                   June 30,         December 31,
                                                     1998              1997
                                                   ---------        ------------
                                                  (Unaudited)         (Note 1)

                                   ASSETS
                                   ------
CURRENT ASSETS:
     Cash and cash equivalents                      $ 47,238         $ 14,647
     Accounts receivable, net                        148,247          161,249
     Current portion of finance contracts              6,896            7,697
     Inventories                                     236,359          211,359
     Prepaid expenses and other                       12,691           12,962
                                                    --------         --------
          Total current assets                       451,431          407,914
                                                    --------         --------

PROPERTY, PLANT AND EQUIPMENT, net                   118,259          108,798
                                                    --------         --------

EQUIPMENT LEASED TO OTHERS, net                       37,039           43,986
                                                    --------         --------

FINANCE CONTRACTS, net of current portion             65,463           51,539
                                                    --------         --------
OTHER ASSETS                                          17,914           17,633
                                                    --------         --------
                                                    $690,106         $629,870
                                                    ========         ========



                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt              $  2,974         $  4,148
  Accounts payable                                   118,788           94,083
  Accrued liabilities                                 34,009           29,471
                                                    --------         --------
          Total current liabilities                  155,771          127,702
                                                    --------         --------

LONG-TERM DEBT, net of current maturities            164,220          231,880
                                                    --------         --------

DEFERRED INCOME TAXES                                 29,970           26,440
                                                    --------         --------

OTHER NONCURRENT LIABILITIES AND
 CONTINGENCIES                                        15,013           17,332
                                                    --------         --------

STOCKHOLDERS' EQUITY:
    Preferred stock                                        4                4
    Common stock, 22,962,245 and 19,954,874
     shares issued and outstanding,
     respectively                                        230              200
    Additional paid-in capital                       223,066          135,611
    Retained earnings                                103,111           91,980
    Treasury stock at cost, 59,600 shares             (1,279)          (1,279)
                                                    --------         --------
                                                     325,132          226,516
                                                    --------         --------
                                                    $690,106         $629,870
                                                    ========         ========

           See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                  --------------------------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                (Amounts in thousands, except per share amounts)

                                              Three Months         Six Months
                                              Ended June 30,      Ended June 30,
                                              -------------       --------------
                                          Restated              Restated
                                          (Note 2)              (Note 2)
                                            1998         1997     1998        1997
                                            ----         ----     ----        ----
                                               (Unaudited)          (Unaudited)
NET SALES                                $337,733    $196,407   $631,345   $331,494

COST OF SALES                             313,695     181,697    581,419    308,751
                                         --------    --------   --------   --------

            Gross Profit                   24,038      14,710     49,926     22,743

GENERAL AND ADMINISTRATIVE
      EXPENSES                              6,968       4,438     13,364      6,592

SELLING EXPENSE                             3,219      (2,083)     6,197      3,219
                                         --------    --------   --------   --------

      Income from operations               13,851       8,189     30,365     12,932

OTHER INCOME (EXPENSE):
      Interest Expense                     (3,527)     (3,736)    (8,176)    (7,105)
      Other, net                              (53)        147       (293)       238
                                         --------    --------   --------   --------

      Income before income taxes           10,271       4,600     21,896      6,065

PROVISION FOR INCOME TAXES                  4,068       1,758      8,735      2,354
                                         --------    --------   --------   --------

      Net Income                         $  6,203    $  2,842   $ 13,161   $  3,711
                                         --------    --------   --------   --------

PREFERRED STOCK DIVIDENDS                     264         216        528        216
                                         --------    --------   --------   --------


NET INCOME AVAILABLE TO COMMON
   SHAREHOLDERS                          $  5,939     $ 2,626   $ 12,633   $  3,495
                                         ========     =======   ========   ========

Earnings per share:
   Basic                                 $   0.27       $0.13   $   0.60   $   0.18
                                         ========     =======   ========   ========
   Diluted                               $   0.27     $  0.13   $   0.60   $   0.18
                                         ========     =======   ========   ========


Cash dividends per share                 $  0.035     $   .03   $   0.07   $    .06
                                         ========     =======   ========   ========

          See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                  --------------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                             (Dollars in thousands)


                                                              Six Months
                                                            Ended June 30,
                                                         ---------------------
                                                         Restated
                                                         (Note 2)
                                                           1998         1997
                                                         --------     --------
                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                           $   13,161    $   3,711
   Adjustments to reconcile net income to net
        cash provided by (used in) operating
        activities-
   Depreciation and amortization                             8,062        8,955
   Bad debt provision                                          395          221
   Deferred income taxes                                     2,570        5,089
   Equity in losses of unconsolidated affiliate              1,300          ---
   Change in operating assets and liabilities,
        excluding effects of the acquisition--
        Accounts receivable                                 12,607      (21,658)
        Inventories                                        (25,000)     (34,721)
        Prepaid expenses and other                           1,231       (5,534)
        Accounts payable and accrued liabilities            29,137       31,645
        Other, net                                            (926)         839

           Net cash provided by (used in)                ---------    ---------
            operating activities                            42,537      (11,453)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                    (13,889)     (12,536)
   Investment in equipment leased to others                 (5,674)     (18,482)
   Proceeds from sale of leased equipment and
       finance contracts                                    10,074        2,315
   Investment in finance contracts                         (19,041)     (11,671)
   Principal payments on finance contracts                   3,166        2,513
   Payments for RoadRailer technology                          ---       (1,086)
   Payment for purchase of Fruehauf,
       net of cash acquired (Note 6)                           ---      (15,129)
   Investment in unconsolidated affiliate                   (1,397)         ---
   Other, net                                                   89           69

                                                        -----------   ---------
         Net cash used in investing activities             (26,672)     (54,007)
                                                        -----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from:
        Long-term debt                                         ---       25,000
        Long-term revolver                                 140,600      157,500
        Common stock, net of expenses                       87,485          443
   Payments:
        Long term debt                                      (8,834)      (2,352)
        Long-term revolver                                (200,600)    (118,000)
        Common stock dividends                              (1,397)      (1,135)
        Preferred stock dividends                             (528)        (173)


           Net cash provided by                         ----------    ---------
             financing activities                           16,726       61,283
                                                        ----------    ---------

NET INCREASE (DECREASE) IN CASH                             32,591       (4,177)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            14,647        5,514
                                                        ----------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   47,238    $   1,337
                                                        ==========    =========

           See Notes to Condensed Consolidated Financial Statements.

                          WABASH NATIONAL CORPORATION
                          ---------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                             (Dollars in thousands)


NOTE 1.  GENERAL
         -------

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

NOTE 2.  RESTATEMENT
         -----------

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

        The Company's financial statements at and for the three and six month periods ended June 30, 1998 have been restated to reflect these adjustments.
The results of the Company's physical inventory identified only immaterial adjustments in 1997; therefore, no adjustments were necessary for any periods prior to 1998. A summary of the effect of the adjustments at and for the three and six month periods ended June 30, 1998 on certain previously reported amounts is as follows:

                                     Three Months             Six Months
                              Previously                 Previously
                               Reported      Restated    Reported    Restated
                              ---------      --------    --------    --------
Sales                           $337,733     $337,733      $631,345  $631,345
Cost of sales                    309,495      313,695       576,419   581,419
Gross Profit                      28,238       24,038        54,926    49,926
Income Before Income Taxes        14,471       10,271        26,896    21,896
Net Income                         8,723        6,203        16,161    13,161
Earnings Per Share:
   Basic                        $   0.38     $   0.27         $0.74     $0.60
   Diluted                      $   0.38     $   0.27         $0.74     $0.60

                                                              June 30, 1998
                                                              -------------
Inventories                                                $241,359  $236,359
Accrued Liabilities                                          36,009    34,009
Retained Earnings                                           106,111   103,111

NOTE 3.  INVENTORIES

Inventories consisted of the following (in thousands):

                                     Restated
                                     (Note 2)
                                     June 30,    December 31,
                                      1998          1997
                                      ----          ----
                                   (Unaudited)
Raw material and components        $ 114,903     $  75,629
Work in progress                      23,233        16,892
Finished goods                        38,485        68,164
Aftermarket parts                     26,883        25,386
Used trailers                         32,855        25,288
                                   ---------     ---------
                                   $ 236,359     $ 211,359
                                   =========     =========

NOTE 4.  EARNINGS PER SHARE
         ------------------

        The Company adopted Statement of Financial Accounting Standards (SFAS No. 128, "Earnings Per Share") during 1997. SFAS No. 128 simplifies the computation of earnings per share (EPS) and requires the presentation of two new amounts: basic and diluted EPS. As required, all prior period EPS data has been restated to conform with the provisions of this statement.

     A reconciliation of the numerators and denominators of the basic and diluted EPS computations, as required by SFAS No. 128, is presented below:

                                               Three Months                 Six Months
                                               Ended June 30               Ended June 30
                                             ----------------             ---------------
                                            1998          1997           1998            1997
                                            ----          ----           ----            ----
                                       Restated(Note 2)                  Restated(Note 2)
BASIC:
  Net income                                6,203         2,842          13,161          3,711
  Preferred stock dividends                  (264)         (216)           (528)          (216)
                                         --------       -------         -------        -------
  Net income, basic                         5,939         2,626          12,633          3,495
                                         --------       -------         -------          -----

  Common shares, basic                     22,036        19,745          21,002         19,330
                                         --------       -------         -------        -------

  Basic EPS                              $   0.27       $  0.13         $  0.60        $  0.18
                                         ========       =======         =======        =======
DILUTED:
  Net income, basic                         5,939         2,626          12,633          3,495
  Effect of dilutive securities:
       Convertible preferred stock            ---           ---             ---            ---
                                         ========       =======         =======        =======
  Net income, assuming full dilution        5,939         2,626          12,633          3,495
                                         ========       =======         =======        =======

  Common shares, basic                     22,036        19,745          21,002         19,330
  Effect of dilutive securities:
       Convertible preferred stock            ---           ---             ---            ---
       Stock Options                          124            37             134             81
                                         --------       -------         -------        -------
  Common shares, assuming full dilution    22,160        19,782          21,136         19,411
                                         --------       -------         -------        -------

  Diluted EPS                            $   0.27       $  0.13         $  0.60        $  0.18
                                         ========       =======         =======        =======

NOTE 5.  LEASING AND FINANCE OPERATIONS

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

NOTE 6.  ACQUISITION
         -----------

         The following unaudited pro forma consolidated results of operations of the Company and the acquired assets of Fruehauf assume the acquisition occurred as of January 1, 1997 (in millions, except per share data):

                                         Six Months
                                         Ended June 30,
                                         1998       1997
                                       Restated
                                       (Note 2)
====================================================================
Net Sales                           $631.3         $361.2
Net Income                          $ 13.2         $  3.2
Net Income per common share         $ 0.60         $ 0.14
====================================================================

In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1997 or of future operations of the combined companies under the ownership and management of the Company.

NOTE 7.  SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

                                                        Six Months
                                                      Ended June 30,
(In thousands)                                       1998         1997
========================================================================
Cash paid during the period for:
  Interest                                         $7,868      $  6,138
  Income taxes                                      7,553           507
========================================================================
Noncash investing and financing activities:
  Preferred stock issued for acquisition              ---        17,600
  Common stock issued for acquisition                 ---        17,750
========================================================================
Purchase of Fruehauf assets, net of cash acquired:
  Accounts receivable, net                         $  ---      $ 13,955
  Inventory, net                                      ---        20,163
  Prepaid expenses and other                          ---         4,072
  Property, plant and equipment                       ---        25,269
  Current liabilities                                 ---        (8,980)
  Non-current liabilities                             ---        (4,000)
  Stock issued                                        ---       (35,350)
========================================================================
Net cash paid to acquire Fruehauf                  $  ---      $(15,129)
========================================================================

NOTE 8.  ACCOUNTS RECEIVABLE SECURITIZATION
         ----------------------------------

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

NOTE 9.  COMMON STOCK OFFERING
         ---------------------

         On April 28, 1998, the Company sold three million shares of its common stock in a registered public offering at a public-offering price of $30.75 per share. The Company expects to use the net proceeds from the sale to expand its retail branch network, to fund certain capital improvements related to its manufacturing facilities, to repay debt, and for other general corporate purposes.


NOTE 10.  SUBSEQUENT EVENT
          ----------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

RESULTS OF OPERATIONS
---------------------

NOTE:    This discussion contains various forward-looking comments. These
----- comments should be viewed in connection with the risk factors disclosed in the Company's Registration Statement on Form S-3 (SEC File No. 333-48589).

RESTATEMENT
-----------

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

         The Company's financial statements at and for the three and six month periods ended June 30, 1998 have been restated to reflect these adjustments. The results of the Company's physical inventory identified only immaterial adjustments in 1997; therefore, no adjustments were necessary for any periods prior to 1998. The effect of the restatement was to reduce net income for the three and six months ended June 30, 1998 by $2.5 million and $3.0 million, respectively. The restated net income for the three and six months ended June 30, 1998 is $6.2 million and $13.2 million compared to $2.8 million and $3.7 million, respectively, for the same periods in 1997.

         The information in the discussion which follows is presented after restatement of the financial statements.

     Net Sales
     ---------

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

     Gross Profit
     ------------

         Gross profit as a percentage of net sales totaled 7.1% for the three month period ended June 30, 1998 compared to 7.5% for the same period in 1997. The gross profit margin for the six-month period ended June 30, 1998 as a percentage of sales was 7.9% versus 6.9% for the same period in 1997. The slight decrease in the gross profit margin for the second quarter reflects the effect of the Company's conversion of its manufacturing information systems on its production costs during the quarter. The increase in the gross profit margin for the year reflects the impact of higher margin sales of new and used trailers and aftermarket parts and service revenues generated from the retail branch outlets acquired in 1997. In addition, the improvement in product mix resulting from the completion of the Company's composite material facility in the third quarter of 1997 has allowed the Company to increase its production rates, thereby improving production efficiencies at the Company's manufacturing facilities.

     Income From Operations
     ----------------------

         Income from operations for the three and six month periods ended June 30, 1998 as a percentage of net sales was 4.1% and 4.8% compared to 4.2% and 3.9% for the same periods in 1997. Income from operations in 1998 was impacted primarily by the changes in the gross profit margin previously discussed offset somewhat by increased selling, general and administrative expenses. The increase in selling, general and administrative expenses primarily reflects higher levels of expense associated with the retail outlets acquired in April, 1997 as well as costs associated with the Company's new accounts receivable securitization facility.

     Interest Expense
     ----------------

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

     Taxes
     -----
         The provision for income taxes for the three and six month periods ended June 30, 1998 of $4.1 million and $8.7 million, respectively, represents 39.6% and 39.9% of pre-tax income for the periods compared to the provision of $1.8 million and $2.4 million, or 38.2% and 38.8% of pretax income, respectively, for the same periods in 1997. The effective tax rates are higher than the Federal statutory rates of 35% due primarily to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Operating Activities
     --------------------

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

     Investing Activities
     --------------------

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

     Financing Activities
     --------------------

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

     Other
     -----

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

     BACKLOG
     -------

         The Company's backlog of orders was approximately $894 million at June 30, 1998 and $832 million at December 31, 1997. The Company's backlog represents the amount of orders the Company believes to be firm. Such orders may be subject to extension, delay or cancellation under certain circumstances.

     NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

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

     YEAR 2000 COMPLIANCE
     --------------------

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

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

ITEM 5.  OTHER INFORMATION
         -----------------

         The Company will use proxy authorization at the next annual meeting of stockholders to vote in its discretion on those stockholder proposals presented at the meeting that were received after February 15, 1999.

ITEM 6.  EXIBITS AND REPORTS ON FORM 8-K
         -------------------------------

(a)  Exhibits:

15.01:  Previously Filed Accountant's Review Report has been withdrawn.

(b)  Reports on Form 8-K:

     1.   Form 8-K filed April 14, 1998 reporting under Item 10:
          Receivables Sales Agreement between the Company and Wabash National Funding Corporation and the Receivables Purchase Agreement between Wabash Funding Corporation and Falcon Asset Securitization Corporation.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WABASH NATIONAL CORPORATION

Date:  January 20, 1999                          By: /s/ Rick B. Davis
       ----------------                             ------------------
                                                    Rick B. Davis
                                                    Corporate Controller
                                                    and
                                                    Executive Officer