Form 10-Q/A
period 1998-09-30
WABASH NATIONAL CORP /DE
filed 1999-01-21
CIK 879526

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
               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
[ ]                        SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to
                               ------------------    ------------------------

Commission File Number:                     1-10883
                       ------------------------------------------------------

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


                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                  --------------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                             (Dollars in thousands)

                                              Restated (Note 2)
                                                September 30,      December 31,
                                                    1998              1997
                                                -------------      ------------
                                                (Unaudited)         (Note 1)
                                     ASSETS
                                     ------
CURRENT ASSETS:
       Cash and cash equivalents                  $ 25,503           $ 14,647
       Accounts receivable, net                    161,039            161,249
       Current portion of finance contracts          7,594              7,697
       Inventories                                 251,547            211,359
       Prepaid expenses and other                   14,990             12,962
                                                  --------           --------
              Total current assets                 460,673            407,914
                                                  --------           --------

PROPERTY, PLANT AND EQUIPMENT, net                 132,885            108,798
                                                  --------           --------

EQUIPMENT LEASED TO OTHERS, net                     38,443             43,986
                                                  --------           --------

FINANCE CONTRACTS, net of current portion           67,613             51,539
                                                  --------           --------

INTANGIBLE ASSETS, net                              32,027             11,152
                                                  --------           --------

OTHER ASSETS                                         7,875              6,481
                                                  --------           --------

TOTAL ASSETS                                      $739,516           $629,870
                                                  --------           --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
       Current maturities of long-term debt       $  2,931           $  4,148
       Accounts payable                            123,980             94,083
       Accrued liabilities                          35,552             29,471
                                                  --------           --------
              Total current liabilities            162,463            127,702
                                                  --------           --------

LONG-TERM DEBT, net of current maturities          181,913            231,880
                                                  --------           --------

DEFERRED INCOME TAXES                               32,255             26,440
                                                  --------           --------

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES      17,913             17,332
                                                  --------           --------

STOCKHOLDERS' EQUITY:
       Preferred stock                                   5                  4
       Common stock, 22,962,245 and 19,954,874
         shares issued and outstanding,
         respectively                                  230                200
       Additional paid-in capital                  236,218            135,611
       Retained earnings                           109,798             91,980
       Treasury stock at cost, 59,600 shares        (1,279)            (1,279)
                                                  --------           --------
            Total stockholders equity              344,972            226,516
                                                  --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY         $739,516           $629,870
                                                  ========           ========


           See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                  --------------------------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                (Amounts in thousands, except per share amounts)


                                     Three Months              Nine Months
                                  Ended September 30,       Ended September 30,
                                  -------------------       -------------------
                                   1998         1997         1998         1997
                                   ----         ----         ----         ----
                                 Restated                  Restated
                                 (Note 2)                  (Note 2)
                                Unaudited)                (Unaudited)

NET SALES                        $334,113     $246,403     $965,458    $577,897

COST OF SALES                     306,479      225,236      887,898     533,987
                                 --------     --------     --------     -------

            Gross Profit           27,634       21,167       77,560      43,910


GENERAL AND ADMINISTRATIVE
       EXPENSES                     7,469        5,538       20,833      12,130

SELLING EXPENSE                     3,286        2,583        9,483       5,802
                                 --------     --------     --------    --------

       Income from operations      16,879       13,046       47,244      25,978

OTHER INCOME (EXPENSE):
      Interest Expense             (3,382)      (4,467)     (11,558)    (11,572)
      Other, net                     (406)         223         (699)        461
                                 --------     --------     --------    --------

      Income before income taxes   13,091        8,802       34,987      14,867

PROVISION FOR INCOME TAXES          5,182        3,750       13,917       6,104
                                 --------     --------     --------  ----------

      Net Income                 $  7,909     $  5,052     $ 21,070  $    8,763
                                 --------     --------     --------  ----------

PREFERRED STOCK DIVIDENDS             418          264          946         478
                                 --------     --------     --------  ----------

NET INCOME AVAILABLE TO COMMON
   SHAREHOLDERS                  $  7,491     $  4,788     $ 20,124  $    8,285
                                 ========     ========     ========  ==========

Earnings per share:
   Basic                         $   0.33     $   0.24     $   0.93  $     0.43
                                 ========     ========     ========  ==========
   Diluted                       $   0.33     $   0.24     $   0.92  $     0.42
                                 ========     ========     ========  ==========


CASH DIVIDENDS PER SHARE         $  0.035     $  0.035     $   .105  $    0.095
                                 ========     ========     ========  ==========





           See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                  --------------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                             (Dollars in thousands)

                                                             Nine Months
                                                         Ended September 30,
                                                      -------------------------
                                                         1998           1997
                                                         ----           ----
                                                      Restated
                                                      (Note 2)
                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                      $   21,070      $    8,763
     Adjustments to reconcile net income to net
          cash provided by (used in) operating
          activities-
     Depreciation and amortization                       12,606          13,986
     Bad debt provision                                     614             424
     Deferred income taxes                                6,370           2,302
     Equity in losses of unconsolidated affiliate         2,200             ---
     Change in operating assets and liabilities,
          excluding effects of the acquisitions--
          Accounts receivable                             4,548         (51,302)
          Inventories                                   (23,783)        (48,242)
          Prepaid expenses and other                       (575)            743
          Accounts payable and accrued liabilities       28,689          59,713
          Other, net                                       (634)         (1,147)

               Net cash provided by (used in)

                                                     ----------      ----------
                 operating activities                    51,105         (14,760)
                                                     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                               (22,847)        (16,696)
     Investment in equipment leased to others            (9,619)        (34,987)
     Investment in finance contracts                    (24,645)        (19,343)
     Acquisitions, net of cash acquired, (Note 6)        (9,515)        (15,129)
     Investment in unconsolidated affiliate              (1,965)            ---
     Payments for RoadRailer technology                     ---          (1,086)
     Proceeds from sale of leased equipment and
         finance contracts                               11,119          58,778
     Principal payments on finance contracts              5,495           3,897
     Other, net                                             117              60
                                                     ----------      ----------
               Net cash used in investing activities    (51,860)        (24,506)
                                                     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from:
         Long-term debt                                     ---          25,000
         Long-term revolver                             247,400         272,500
         Common stock, net of expenses                   87,484             742
     Payments:
         Long-term debt                                 (28,280)         (2,956)
         Long-term revolver                            (292,000)       (248,500)
         Common stock dividends                          (2,201)         (1,733)
                                                                              -
         Preferred stock dividends                         (792)           (437)

               Net cash provided by
                                                     ----------      ----------
                   financing activities                  11,611          44,616
                                                     ----------      ----------

NET INCREASE IN CASH                                     10,856           5,350

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         14,647           5,514
                                                     ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   25,503      $   10,864
                                                     ==========      ==========



           See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                  --------------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                       (Dollars in thousands, Unaudited)


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

NOTE 2. RESTATEMENT
        -----------

        On January 19, 1999, the Company announced that it would restate the previously reported financial statements for the quarters ending March 31, June 30 and September 30, 1998. In late 1997, the Company converted its manufacturing information systems which adversely impacted its ability to accurately determine its inventory costs on an interim basis in 1998. In connection with the conversion, the Company lost its ability to generate automated bills of material for purposes of relieving inventory and instead used estimates of material costs as a percent of sales prices. Following the Company's annual physical inventory count, the Company identified adjustments necessary to properly state inventory and cost of sales for these periods.

The Company's financial statements at and for the three and nine month periods ended September 30, 1998 have been restated to reflect adjustments. The results of the Company's physical inventory identified only immaterial adjustments in 1997; therefore, no adjustments were necessary for any periods prior to 1998. A summary of the effect of the adjustments at and for the three and nine month periods ended September 30, 1998 is as follows:

                                 Three Months                   Nine Months
                                 ------------                   -----------
                            Previously                  Previously
                             Reported     Restated       Reported      Restated
                             --------     --------       --------      --------
Sales                        $334,113     $334,113       $965,458      $965,458
Cost of sales                 303,279      306,479        879,698       887,898
Gross Profit                   30,834       27,634         85,760        77,560
Income Before Income Taxes     16,291       13,091         43,187        34,987
Net Income                      9,829        7,909         25,990        21,070
Earnings Per Share:
         Basic                  $0.41        $0.33          $1.16         $0.93
         Diluted                $0.41        $0.33          $1.14         $0.92

                                                           September 30, 1998
                                                           ------------------

Inventories                                              $259,747      $251,547
Accrued Liabilities                                        38,832        35,552
Retained Earnings                                         114,718       109,798


NOTE 3. INTANGIBLE ASSETS
        -----------------
        Intangible assets, net of accumulated amortization of $7.2 million and $6.4 million at September 30, 1998 and December 31, 1997, respectively, relate primarily to goodwill and other intangible assets associated with the Cloud Acquisition (See Note 6 for further discussion) and RoadRailer acquisition costs. These amounts are being amortized on a straight-line basis over periods ranging from five to forty years.

NOTE 4. INVENTORIES
        -----------

        Inventories consisted of the following:

                                             Restated
                                             (Note 2)
                                           September 30,     December 31,
                                               1998             1997
                                               ----             ----
                                            (Unaudited)

Raw material and components                  $135,351         $ 75,629
Work in process                                18,740           16,892
Finished goods                                 32,692           68,164
Aftermarket parts                              27,096           25,386
Used trailers                                  37,668           25,288
                                             --------         --------
                                             $251,547         $211,359
                                             ========         ========

NOTE 5. EARNINGS PER SHARE
        ------------------

        The Company adopted Statement of Financial Accounting Standards (SFAS No. 128, "Earnings Per Share") during 1997. SFAS No. 128 simplifies the computation of earnings per share (EPS) and requires the presentation of two amounts: basic and diluted EPS. As required, all prior period EPS data has been restated to conform with the provisions of this statement.

        A reconciliation of the numerators and denominators of the basic and diluted EPS computations, as required by SFAS No. 128, is presented below:


                                             Three Months         Nine Months
                                         Ended September 30   Ended September 30
                                         ------------------   ------------------
                                           1998      1997       1998       1997
                                           ----      ----       ----       ----
                                         Restated             Restated
                                         (Note 2)             (Note 2)
BASIC:
  Net income                              7,909     5,052     21,070      8,763
  Preferred stock dividends                (418)     (264)      (946)      (478)
                                         ------    ------     ------     ------
  Net income, basic                       7,491     4,788     20,124      8,285
                                         ------    ------     ------     ------

  Common shares, basic                   22,962    19,939     21,662     19,463
                                         ------    ------     ------     ------

  BASIC EPS                              $ 0.33    $ 0.24     $ 0.93     $ 0.43
                                         ======    ======     ======     ======

DILUTED:
  Net income, basic                       7,491     4,788     20,124      8,285
  Effect of dilutive securities:
       Convertible preferred stock          264       ---        ---        ---
                                         ------    ------     ------     ------
  Net income, assuming full dilution      7,755     4,788     20,124      8,285
                                         ------    -------    ------     ------

  Common shares, basic                   22,962    19,939     21,662     19,463
  Effect of dilutive securities:
       Convertible preferred stock          823       ---        ---        ---
       Stock Options                         26       126         98         54
                                         ------    ------     ------     ------
  Common shares, assuming full dilution  23,811    20,065     21,760     19,517
                                         ------    ------     ------     ------

  DILUTED EPS                            $ 0.33    $ 0.24     $ 0.92     $ 0.42
                                         ======    ======     ======     ======


NOTE 6. LEASING OPERATIONS
        ------------------

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

NOTE 7. ACQUISITIONS
        ------------

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

                                                            Nine Months
                                                           Ended Sept.30,
                                                       1998             1997
                                                     Restated
                                                     (Note 2)
------------------------------------------------------------------------------
Net Sales                                            $ 965.5           $ 607.6
Net Income                                           $  21.1           $   8.3
Net Income per common share                          $  0.92           $  0.42
------------------------------------------------------------------------------

In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1997 or of future results of the combined operations under the ownership and management of the Company.

NOTE 8. SUPPLEMENTAL CASH FLOW INFORMATION
        ----------------------------------

                                                            Nine Months
                                                         Ended September 30,
(In thousands)                                         1998              1997
------------------------------------------------------------------------------
Cash paid during the period for:
    Interest                                         $ 10,752         $ 13,248
    Income taxes                                       10,464              845
------------------------------------------------------------------------------
Noncash investing and financing activities:
    Preferred stock issued for acquisitions            13,153           17,600
    Common stock issued for acquisition                   ---           17,750
------------------------------------------------------------------------------
Acquisitions, net of cash acquired:
   Accounts receivable, net                          $  4,952         $ 13,955
   Inventory, net                                      16,405           20,163
   Prepaid expenses and other                             743            4,072
   Property, plant and equipment                        8,334           25,269
   Goodwill and other intangibles                      21,891              ---
   Deferred income taxes                                1,265              ---
   Other Assets                                         1,203              ---
   Current liabilities                                (25,783)          (8,980)
   Non-current liabilities                             (6,342)          (4,000)
   Stock issued                                       (13,153)         (35,350)
--------------------------------------------------------------------------------
Net cash paid for acquisitions                       $ (9,515)        $(15,129)
--------------------------------------------------------------------------------


NOTE 9. ACCOUNTS RECEIVABLE SECURITIZATION
        ----------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

NOTE:   This discussion  contains  forward-looking  statements.  These
----- statements should be viewed in connection with the risk factors disclosed in the Company's Registration Statement on Form S-3 (SEC File No. 333-48589).

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

        The Company's financial statements at and for the three and nine month periods ended September 30, 1998 have been restated to reflect these adjustments. The results of the Company's physical inventory identified only immaterial adjustments in 1997; therefore, no adjustments were necessary for any periods prior to 1998. The effect of the restatement was to reduce net income for the three and nine month periods ended September 30, 1998 by $1.9 million or $0.08 per share and $4.9 million or $0.23 per share, respectively. The restated net income for the three month and nine month periods ended September 30, 1998 is $7.9 million and $21.1 million compared to $5.1 million and $8.8 million for the same periods in 1997.

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


    Gross Profit
    ------------

        Gross profit as a percentage of net sales totaled 8.3% for the three month period ended September 30, 1998 compared to 8.6% for the same period in 1997. The gross profit margin for the nine-month period ended September 30, 1998 as a percentage of sales was 8.0% versus 7.6% for the same period in 1997. The slight decrease in the gross profit margin for the third quarter reflects the effect of the Company's conversion of its manufacturing information systems on its production costs during the quarter. The increase in the gross profit margin for the year reflects the impact of higher margin sales of new and used trailers and aftermarket parts and service revenues generated from the retail branch outlets acquired in 1997. In addition, the improvement in product mix resulting from the completion of the Company's composite material facility in the third quarter of 1997 has allowed the Company to increase its production rates, thereby improving production efficiencies at the Company's manufacturing facilities.

    Income From Operations
    ----------------------

        Income from operations for the three and nine month periods ended September 30, 1998 as a percentage of net sales was 5.1% and 4.9% compared to 5.3% and 4.5% for the same periods in 1997. Income from operations in 1998 was impacted primarily by the changes in the gross profit margins previously discussed offset somewhat by increased selling, general and administrative expenses. The increase in selling, general and administrative expenses primarily reflects higher levels of expense associated with the retail outlets acquired in April, 1997 as well as costs associated with the Company's new accounts receivable securitization facility.

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

    Taxes
    -----

        The provision for income taxes for the three and nine month periods ended September 30, 1998 of $5.2 million and $13.9 million, respectively, represents 39.6% and 39.8% of pre-tax income for the periods compared to the provision of $3.8 million and $6.1 million, or 42.6% and 41.1% of pretax income, respectively, for the same periods in 1997. The effective tax rates are higher than the Federal statutory rates of 35% due primarily to state income taxes.


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

    Investing Activities
    --------------------

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

        Information Technology Systems
        ------------------------------

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

        Non-Information Technology Systems
        ----------------------------------

        The Company's assessment of non-IT systems is approximately 75% complete. It is expected that the assessment and necessary replacements or upgrades will be substantially completed by the second quarter in 1999.

        External Parties
        ----------------

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

        Costs of Compliance
        -------------------

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES
------- ---------------------

      Series C 5.5% Convertible Preferred Stock
      -----------------------------------------

        On July 14, 1998, the Company issued the following as part of the consideration paid in connection with its acquisition of substantially all of the assets of Cloud Corporation and Cloud Oak Flooring Company,
        Inc.: 131,530 shares of Series C 5.5% Cumulative Convertible Exchangeable Preferred Stock. This stock is convertible at any time at the option of the holder, at a conversion price of $35.00 per share, into up to 375,800 shares, of Common Stock, subject to adjustment. The Preferred Stock is subject to mandatory conversion if the average trading price of the Common Stock for twenty consecutive trading days exceeds the conversion price, or if dividends on the Preferred Stock are in arrears for at least two full quarterly periods. These securities were sold pursuant to the exemption available under Section 4(2) of the Securities Act of 1988 and Regulation D promulgated thereunder as a transaction not involving a public offering.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
------- --------------------------------

(a)   Exhibits:
      ---------

3.5     Certificate of Designations of Series C 5.5% Convertible Preferred Stock

15.1    Previously filed Accountant's Review Report has been withdrawn.

(b)   Reports on Form 8-K:
      --------------------

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

                                                 WABASH NATIONAL CORPORATION

Date:    January 20, 1999                   By:  /s/  Rick B. Davis
                                                 ---------------------------
                                                 Rick B. Davis
                                                 Corporate Controller
                                                 and
                                                 Executive Officer