Form 10-K
period 1998-12-31
WABASH NATIONAL CORP /DE
filed 1999-03-31
CIK 879526

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998      COMMISSION FILE NUMBER 1-10883

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


                                 (765) 771-5300
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

Securities registered pursuant to Section 12(b) of the Act:


                                              Name of each exchange
      Title of each class                      on which registered
-------------------------------------------  -----------------------
Common Stock, $.01 Par Value                 New York Stock Exchange
Series A Preferred Share Purchase Rights     New York Stock Exchange


       Securities registered pursuant to Section 12(g) of the Act:   None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X Yes.        No.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [    ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 24, 1999 was $277,204,475, based upon the closing price of the Company's common stock as quoted on the New York Stock Exchange composite tape on such date.

     The number of shares outstanding of the registrant's Common Stock and Series A Preferred Share Purchase Rights as of March 24, 1999 was 22,965,090.

     The Proxy Statement for Annual Meeting of Stockholders to be held May 6, 1999 is incorporated into this Form 10-K Part III by reference.

================================================================================

                               TABLE OF CONTENTS

                          WABASH NATIONAL CORPORATION
                            FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 1998


                                                                                            PAGES
PART I.
         Item 1.Business ..................................................................   1

         Item 2.Properties ................................................................   9

         Item 3.Legal Proceedings .........................................................   9

         Item 4.Submission of Matters to Vote of Security Holders .........................   9

PART II.

         Item 5.Market for the Registrant's Common Stock and Related Stockholder Matters ..  10

         Item 6.Selected Financial Data ...................................................  10

         Item 7.Management's Discussion and Analysis of Financial Condition and Results of
            Operations ....................................................................  11

         Item 7A.Quantitative and Qualitative Disclosures about Market Risks ..............  20

         Item 8.Financial Statements and Supplementary Data ...............................  21

         Item 9.Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure ....................................................................  43

PART III.

         Item 10.Directors and Executive Officers of the Registrant .......................  45

         Item 11.Executive Compensation ...................................................  46

         Item 12.Security Ownership of Certain Beneficial Owners and Management ...........  46

         Item 13.Certain Relationships and Related Transactions ...........................  47

PART IV.

         Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........  47

SIGNATURES ................................................................................  49

PART I

ITEM 1--BUSINESS

     Wabash National Corporation (Wabash or the Company) was founded in 1985 by its current President, Donald J. Ehrlich, and sixteen other associates. The Company's founders utilized their years of experience in the truck trailer manufacturing business to design and build a state-of-the-art manufacturing facility and to create a corporate culture which emphasizes design and new product development capabilities and stresses the integration of engineering, manufacturing and marketing.

     The Company's business strategy is to follow an integrated approach to engineering, manufacturing and marketing which emphasizes flexibility in product design and operations while preserving a low cost structure. Wabash seeks to identify and produce proprietary products in the trucking and bimodal industries which offer added value to customers and, therefore, generate higher profit margins than those associated with standard trailers. The Company has developed its leasing and finance business and expects to continue such development. The Company has also expanded and intends to further expand its factory-owned retail distribution network in order to more effectively distribute its products. The retail sale of new and used trailers, aftermarket parts and maintenance service generally produces higher gross margins. The Company believes that its RoadRailer bimodal technology provides the opportunity to maintain a reputation for design and new product development leadership and to continue to develop an international presence. The important elements of the Company's strategies are:

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

      - Engineering, Manufacturing and Purchasing. The Company's integrated approach emphasizes low-cost and flexible production on existing assembly lines without the need for extensive capital investment or re-tooling. The Company uses computer-aided design
           (CAD) and computer-aided manufacturing (CAM) techniques throughout the production process. The Company also utilizes just-in-time techniques for many aspects of the production process including delivery of components immediately prior to the time needed for assembly. These techniques have substantially reduced the capital investment and set-up time associated with introducing product innovations and have also reduced product waste and unnecessary product handling time.

      - Product Differentiation. Wabash has developed or acquired several proprietary products and processes which it believes are recognized as high in quality and distinctive in design. While the Company is a competitive producer of standardized products, it emphasizes the development and manufacture of distinctive and more customized products and believes that it has the engineering and manufacturing capability to produce these products efficiently. The Company expects to continue a program of aggressive product development and selective acquisitions of quality proprietary products that distinguish the Company from its competitors and provide opportunities for enhanced profit margins.

      - Corporate Culture. Since the Company's founding, management has fostered a corporate culture that emphasizes design and new product development capabilities as well as extensive employee involvement. All employees participate in extensive classroom training covering all aspects of the Company's business, including team building and problem solving, statistical process control, economics and finance. Wabash also employs a compensation program that rewards all hourly employees through the distribution of a percentage of the Company's after-tax profits. Wabash's safety program has been developed with employee participation and has been cited for each of the last ten years (1988-1997) by the Truck Trailer Manufacturing Association for achieving the best safety record among large plants in the industry. The Company believes that its corporate culture has produced a highly trained and motivated workforce that understands the Company's business strategy and that is keenly interested in and rewarded by the success of the Company.

     Wabash was incorporated in Delaware in 1991 and is the successor by merger to a Maryland corporation organized in 1985 and operates in three segments, manufacturing; retail and distribution; and leasing and finance.

Manufacturing

     Wabash designs, manufactures and markets standard and customized truck trailers, including dry freight vans, refrigerated trailers and bimodal vehicles. The Company believes that it is the largest United States manufacturer of truck trailers and the leading manufacturer of aluminum and composite plate trailers. In addition, the Company is the exclusive manufacturer of RoadRailer(R) trailers, a patented bimodal technology owned by the Company that consists of trailers and detachable rail bogies that permit a vehicle to run both over the highway and directly on railroad lines.

     Wabash markets its products directly and through dealers to truckload and less-than-truckload (LTL) common carriers, private fleet operators, leasing companies, package carriers and intermodal carriers including railroads. The Company has established significant relationships as a supplier to many large customers in the transportation industry, none of which accounted for more than ten percent of the Company's net sales in 1998 and only a few of which accounted for over ten percent of the Company's net sales in previous years, including those set forth below:

      -    Truckload Carriers:  Schneider National, Inc.; Werner
           Enterprises, Inc.; Swift Transportation Co., Inc.; Dart Transit Company; Heartland Express, Inc.; Crete Carrier Corporation; Knight Transportation, Inc.; U.S. Xpress Enterprises, Inc.; Frozen Food Express Industries (FFE)

      - Leasing Companies: Transport International Pool (TIP); Penske Truck Leasing; National Semi Trailer Corp.; Leaseway Purchasing Corp.

      -    Private Fleets:   Safeway; Chrysler; The Kroger Company;
           Stone Container Corporation;  Foster Farms

      - Less-Than-Truckload Carriers: Roadway Express, Inc.; Old Dominion Freight Line, Inc.; USF Holland; Central Transport International; Yellow Services, Inc.

      -    Package Carriers:  Federal Express Corporation; United Parcel
           Service (UPS)

      - Domestic Intermodal Carriers: Triple Crown Services Company; National Rail Passenger Corp. (Amtrak); Burlington Northern Santa Fe

      - International Intermodal Carriers: Bayerische Trailerzug Gesellschaft (BTZ); Compagnie Nouvelle De Conteneurs (CNC)

     In addition, on July 14, 1998, the Company acquired Cloud Corporation of Harrison, AR and Cloud Oak Flooring Co., Inc. of Sheridan, AR, manufacturers of laminated hardwood floors for the truck body and trailer industry. The Company believes it is the nation's largest consumer of trailer flooring and expects to utilize 100% of the production capacity of the acquired companies. The acquisition gives the Company the opportunity to enhance margins and ensure an adequate supply of a material that has experienced volatile pricing and limited supply. It also allows the Company to leverage its current research and development activity in high strength, lightweight reinforced hardwood to produce a proprietary flooring product. Through investment in additional assembly lines, the Company expects to increase the capacity of the manufacturing plants located in Sheridan and Harrison, AR.

Retail and Distribution

     On April 16, 1997, the Company purchased certain assets of Fruehauf Trailer Corporation (Fruehauf). The assets purchased included the Fruehauf and ProPar(R) brand names, certain patents and trademarks, retail outlets in 31 major metropolitan markets, an aftermarket parts distribution business based in Grove City, Ohio, a specialty trailer manufacturing plant in Huntsville, Tennessee and a trailer manufacturing plant in Ft. Madison, Iowa. As a result, the Company believes it has the largest company-owned distribution system in the industry selling new and used trailers, aftermarket parts and maintenance service. The retail sale of new and used trailers, aftermarket parts and maintenance service produces higher gross margins and tend to be more stable in demand. As a result, the Company intends to continue to place emphasis on this revenue source and expects to add approximately 20 additional retail outlets to its existing network. In addition, the Company recently combined its aftermarket parts distribution facilities into a newly acquired facility in Lafayette, Indiana to accommodate anticipated growth in its parts distribution business as a result of its retail expansion.

Leasing and Finance

     The Company's wholly-owned subsidiary, Wabash National Finance Corporation (the Finance Company) provides leasing and finance programs to its customers for new and used trailers. This business tends to be more stable and predictable while at the same time provides the Company an additional channel of distribution for used trailers taken in trade on the sale of new trailers.

THE TRUCK TRAILER INDUSTRY

     The United States market for truck trailers and related products has historically been cyclical and has been affected by overall economic conditions in the transportation industry as well as regulatory changes. Management believes that customers historically have replaced trailers in cycles that run from approximately six to ten years. Both state and federal regulation of the size, safety features and configuration of truck trailers have led to increased demand for trailers meeting new regulatory requirements from time to time. Currently, for instance, most states permit the use of 53 foot trailers, and this development has had a positive effect on trailer demand in the past few years.

     A large percentage of the new trailer market has historically been served by the ten largest truck trailer manufacturers, including the Company. Price, flexibility in design and engineering, product quality and durability, warranty, dealer service and parts availability are competitive factors in the markets served. Historically, there has been manufacturing over-capacity in the truck trailer industry.


     The following table sets forth domestic trailer shipments for the Company, its nine largest competitors and for the United States trailer industry as a whole:


                      1998     1997        1996     1995     1994     1993
                   -------  -------     -------  -------  -------  -------
WABASH ..........   61,061   48,346(1)   36,517   42,424   35,679   22,060
Great Dane ......   50,513   37,237      25,730   36,514   29,758   23,900
Utility .........   26,862   23,084      19,731   25,068   19,501   13,768
Trailmobile .....   23,918   18,239      11,094   21,239   16,671   14,500
Stoughton .......   11,750   11,700       8,300   14,770   13,000   13,500
Strick ..........   10,959   10,488       8,141   18,427   15,599   12,800
Dorsey ..........    8,375    7,939       8,595   12,276   12,010   10,190
HPA Monon .......    7,313    2,534      11,184   21,172   13,478    9,500
Lufkin ..........    6,975    5,785       3,648    6,141    4,850    3,476
Fontaine ........    5,894    5,063       4,613    5,465    4,530    3,700

   Total Industry ..  278,821  222,550     197,519  284,268  236,016  188,319


(1) Includes shipments of 1,467 units by Fruehauf in 1997 prior to the acquisition by Wabash of certain assets of Fruehauf.

Source: Southern Motor Cargo Magazine (C) 1999. A complete report for the top 30 manufacturers may be obtained from Southern Motor Cargo, P.O. Box 40169, Memphis, TN 38174.

REGULATION

     Truck trailer length, height, width, maximum weight capacity and other specifications are regulated by individual states. The Federal Government also regulates certain safety features incorporated in the design of truck trailers, including new regulations in 1998 which required anti lock braking systems (ABS) on all trailers produced beginning in March, 1998 and certain rear bumper strength regulations effective at the beginning of 1998. Manufacturing operations are subject to environmental laws enforced by federal, state and local agencies. (See "Environmental Matters")

PRODUCT LINES

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

Transportation Equipment

      - Plate trailers. The aluminum plate trailer was introduced into the Company's product line in 1985. Since these trailers utilize thicker and more durable sidewalls than standard sheet and post or fiberglass reinforced plywood ("FRP") construction and avoid the use of interior liners, the life of the trailer is extended and maintenance costs are significantly reduced. In addition, the post used in constructing the sidewalls of the plate trailer is much thinner and therefore provides greater interior volume than a standard sheet and post trailer. Plate trailers are used primarily by truckload carriers. In late 1995, the Company introduced its composite plate trailer. Features of the new composite plate trailer include increased durability and greater strength than the aluminum plate trailer. The composite material is a high density vinyl core with a steel skin. The Company holds a number of patents regarding its composite trailer and believes this proprietary trailer will continue to become a greater source of business. The Company believes that it is the largest producer of plate trailers in the United States.

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

      - Aluminum vans and doubles. Aluminum vans and doubles, also known as sheet and post trailers, were introduced into the product line in 1986 and are the standard trailer product purchased by customers in most segments of the trucking industry and represent the most common trailer sold throughout the Company's retail distribution network.

      - FRP vans and doubles. The Company's initial product was FRP trailers which have been purchased primarily by LTL carriers utilizing doubles or triples. Motor carriers utilizing standard double or triple trailers frequently reach the maximum legal weight limits before they fill the capacity of the trailers. Since FRP trailers are lighter in weight than these double trailers, they enable LTL carriers to attain higher productivity than could be achieved using other types of double trailers. The Company believes that it is one of the largest producers of FRP trailers in the United States.

      - Lightweight railcars. In 1995, the Company introduced its first prototype lightweight, totally enclosed, high-speed railcar (the AllRailer(R) railcar). The AllRailer railcar design allows shippers to transport vehicles by rail in a fully-enclosed environment, protected from both airborne contamination and vandalism. The AllRailer railcar has the flexibility to be converted for use in either a bi-level or tri-level configuration by positioning the upper floors to handle automobiles or vehicles such as pick-up trucks, vans and sport/utility vehicles. This feature should result in greater railcar utilization and a reduction in repositioning empty railcars. AllRailer railcars feature a heavy duty version of the RoadRailer slack-free coupler, which reduces up to 99.8% of the forces transmitted to vehicles as a result of train slack action. Additional AllRailer railcar features include a wide interior, door edge protection and flat floors with built-in bridge plates between cars, all designed to provide damage-free vehicle loading and unloading.

      - Other. The Company's other transportation equipment include container chassis, flatbed trailers, rollerbed trailers, soft-sided trailers, dumps and converter dollies.

Aftermarket Parts and Service

     The Company also offers replacement parts and accessories and provides maintenance service both for its own and competitors' trailers and related equipment. The aftermarket parts business is less cyclical than trailer sales and represents a stable business which can produce high gross profit margins. The Company markets its aftermarket parts and services through its division, Wabash National Parts and through its wholly-owned subsidiary, Fruehauf Trailer Services, Inc. Management expects that the manufacture and sale of aftermarket parts and maintenance service will be a growing part of its product mix as the number and age of its manufactured trailers in service increases and as the Company expands the number of factory-owned branches. Sales of these products and services represented 8.1%, 10.9% and 4.5% of net sales during 1998, 1997 and 1996, respectively.

Leasing and Finance

     Through 1991, the Company leased trailers to customers on a very limited basis, primarily involving used trailers taken in trade from other customers. In late 1991, the Company began to build its in-house capability to provide leasing programs to its customers through the Finance Company. At December 31, 1998, the Company had approximately $43.1 million in equipment leased to others, net and $74.0 million invested in finance contracts. These leasing assets have been financed through term debt and equity. Leasing revenues of the Finance Company represented 1.8%, 3.2% and 9.2% of net sales during 1998, 1997 and 1996, respectively.

Used Trailers

     The Company is also involved in the sale of used trailers, which are primarily trade-ins from its customers for new trailers. The Company generally sells its used trailers both directly through its factory-owned branch distribution system or through the Finance Company. Used trailer sales promote new sales by permitting trade-in allowances and have represented a stable source of revenue for the

Company. The sale of used trailers represented 5.8%, 5.2% and 4.6% of net sales during 1998, 1997 and 1996, respectively.

CUSTOMERS

     The Company's customer base includes many of the nation's largest truckload common carriers, domestic and international intermodal carriers including railroads, leasing companies, LTL common carriers, private fleet carriers, and package carriers. The Company believes it is the sole supplier to approximately 14 customers. Sales to these customers accounted for approximately 29% of the Company's new trailer sales in 1998. In addition, during 1998, export sales accounted for approximately 2.0% of net sales.

     No customer represented more than 10% of the Company's net sales in 1998 and 1997. Schneider National, Inc. accounted for approximately 13% of net sales during 1996. Swift Transportation Company accounted for approximately 15% of net sales in 1996. No other customer represented more than 10% of net sales 1996. The Company's net sales in the aggregate to its five largest customers were 18%, 21% and 39% of its sales in 1998, 1997 and 1996, respectively.

     Truckload common carriers include large national lines as well as regional carriers. The large national truckload carriers, who continue to gain market share at the expense of both regional carriers and private fleets, typically purchase trailers in large quantities with highly individualized specifications. Trailers purchased by truckload common carriers including Schneider National, Inc., Werner Enterprises, Swift Transportation Co., Heartland Express, Inc., Dart Transit, Inc., Crete Carrier Corporation, Knight Transportation, Inc., U.S. Xpress Enterprises, Inc. and FFE represented 44.7%, 42.2% and 58.3% of the Company's new trailer sales in 1998, 1997 and 1996, respectively.

     Leasing companies include large national companies as well as regional and local companies. Among leasing companies, the Company's customers include Transport International Pool (TIP), National Semi Trailer Corp. and Penske Truck Leasing. New trailer sales to leasing companies represented 10.0%, 16.7% and 8.0% of new trailer sales in 1998, 1997 and 1996, respectively.

     Private fleet carriers represent the largest segment of the truck trailer industry in terms of total units, but are dominated by small fleets of 1 to 100 trailers. Among the larger private fleets, such as those of the large retail chain stores, automotive manufacturers and paper products, truck trailers are often ordered with customized features designed to transport specialized commodities or goods. Among private fleets, the Company's customers include Chrysler, Safeway, Foster Farms, The Kroger Company and Stone Container Corporation. New trailer sales to private fleets represented 7.5%, 6.7% and 9.4% of new trailer sales in 1998, 1997 and 1996, respectively.

     LTL carriers have experienced consolidation in recent years, and the industry is increasingly dominated by a few large national and several regional carriers. Since the Highway Reauthorization Act of 1983 mandated that all states permit the use of 28 foot double trailers, there has been a conversion of nearly all LTL carriers to doubles operations. Order sizes for LTL carriers tend to be in high volume and with standard specifications. LTL carriers who have purchased Company products include Roadway Express, Inc., Old Dominion Freight Line, Inc., Viking, USF Holland, Central Transport International, Yellow Services, Inc. New trailer sales to LTL carriers accounted for 11.9%, 14.1% and 14.9% of new trailer sales in 1998, 1997 and 1996, respectively.

     In the United States, the package carrier industry is dominated by Federal Express Corporation (FedEx), United Parcel Service (UPS) and Roadway Package System, Inc. FedEx and UPS have developed rigid specifications for their highly specialized trailers and have historically purchased trailers from a small number of suppliers, including Wabash. New trailer sales to these customers represented 1.1%, 1.0% and 2.7% of new trailer sales in 1998, 1997 and 1996, respectively.

     Customers for the Company's proprietary RoadRailer products include U.S. and foreign intermodal carriers such as Triple Crown Services Company, Amtrak, Swift Transportation Co., Allied Systems, Bayerische Trailerzug Gesellschaft and Compagnie Nouvelle De Conteneurs. New trailer sales of RoadRailer products to these customers represented 4.7%, 4.5% and 6.6% of new trailer sales in 1998, 1997 and 1996, respectively. The Company believes that the RoadRailer technology has enabled it to develop an international presence. Anticipated sources of future revenue in the RoadRailer business also include license fees from the license of RoadRailer technology to overseas manufacturers.

     Retail sales of new trailers to independent operators through the Company's factory-owned distribution network provides the Company with access to smaller unit volume sales which typically generate higher gross margins. Retail sales of new trailers represented 9.2% and 8.0% of total new trailer sales in 1998 and 1997.

     The balance of new trailer sales in 1998, 1997 and 1996 were made to dealers and household moving carriers.

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

     As a result of the acquisition of certain assets of Fruehauf, the Company's distribution network affords the Company the ability to generate retail sales of trailers to smaller independent operators. In addition, this branch system enables the Company to provide maintenance and other services to customers on a nationwide basis and to take trade-ins which are common with new trailer deals with fleet customers. In addition to the 31 factory-owned branches, the Company also sells its products through a nationwide network of over 100 full-line and over 150 parts only independent dealerships which generally serve the trucking and transport industry. The dealers primarily serve intermediate and smaller sized carriers and private fleets in the geographic region where the dealer is located and on occasion may sell to large fleets. The dealers may also perform service work for many of their customers.

     The Company also provides leasing and finance programs to its customers through the Finance Company.

RAW MATERIALS

     The Company utilizes a variety of raw materials and components including steel, aluminum, lumber, tires and suspensions which it purchases from a large number of suppliers. Significant price fluctuations or shortages in raw materials or finished components may adversely affect the Company's results of operations. In 1999 and for the foreseeable future, the raw material used in the greatest quantity will be composite plate material used on the Company's proprietary DuraPlate(TM) trailer. The composite material is comprised of an outer lining made of high strength steel surrounding a vinyl core, of which both components are in ready supply. In August, 1997, the Company completed construction of its own composite material facility located in Lafayette, Indiana where the Company produces the composite plate material from the raw steel and vinyl components. The Company believes the addition of this new facility will provide adequate capacity to meet its composite material requirements. Also, as discussed more fully in Footnote 5 to the Consolidated Financial Statements, during 1998 the Company acquired Cloud Corporation and Cloud Oak Flooring Company, Inc., manufacturers of laminated hardwood floors for the truck body and trailer industry. The Company is in the process of increasing production capacity at these facilities in order to accommodate 100% of the Company's trailer flooring needs and should be complete in 1999. In the interim, flooring needs in excess of Cloud's capacity are purchased externally. The central U.S. location of the Company's plants gives Wabash a competitive advantage in the transportation cost of inbound raw materials as well as the cost of delivery of finished product. Customers often use trailers coming off the assembly line to deliver freight outbound from the Midwest.

BACKLOG

     The Company's backlog of orders was approximately $1.0 billion, $832 million and $462 million at December 31, 1998, 1997 and 1996, respectively.
The Company expects to fill a majority of its existing backlog of orders by the end of 1999.

PATENTS

     The Company holds or has applied for approximately 64 patents in the United States on various components and techniques utilized in its manufacture of truck trailers. In addition, the Company holds or has applied for 95 patents in 13 foreign countries and the European patent community.

RESEARCH AND DEVELOPMENT

     The Company emphasizes design and product innovation and has increased its expenditures for research and development in recent years. The Company has a reputation in the industry for its innovation in product design and low cost manufacturing. The Company's policy is to expense all research and development costs as incurred. Research and development costs were $1.8 million, $2.1 million and $1.2 million in 1998, 1997 and 1996, respectively. Research and development efforts include the development of proprietary, highly automated manufacturing equipment and tooling, much of which was developed by the employees who operate the equipment. The Company promotes a culture that encourages innovation by all employees, particularly those working on the factory floor.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to various federal, state and local environmental laws and regulations related to air and water quality, underground storage tanks (USTs) and waste handling and disposal. The substances and compounds generated and handled in the Company's operations that fall within these laws and regulations result from the Company's painting, insulating, undercoating, branch service operations and recently acquired flooring operations. As a result, the Company incurs ongoing costs to comply with environmental laws and regulations as well as recognizes liabilities for treatment and remediation costs associated with known environmental issues.

     See Footnote 14 to the Consolidated Financial Statements for additional environmental information and the Company's accounting for such costs.

EMPLOYEES

     As of December 31, 1998, the Company had 5,302 employees. Approximately 9% of the Company's employees are represented by labor unions. Since the acquisition of certain assets of Fruehauf Trailer Corporation,, the Company has not entered into any collective bargaining agreements. The Company places a heavy emphasis on employee relations through educational programs and quality control teams. The Company believes its employee relations are good.

ITEM 2--PROPERTIES

     The Company's corporate headquarters are located in Lafayette, Indiana. The Company and its subsidiaries have facilities located in various geographic locations. The Company's leased and owned facilities approximate the following:

MANUFACTURING FACILITIES

     The Company's main facility of 1.1 million sq. ft. in Lafayette, Indiana, consists of truck trailer and composite material production, tool and die operations, research laboratories, management offices and headquarters. The Company owns three other trailer manufacturing facilities, in Lafayette, Indiana (528,000 sq. ft.), in Ft. Madison, Iowa (255,000 sq. ft.), and Huntsville, Tennessee (178,000 sq. ft.). There are two leased manufacturing facilities, both in Lafayette, Indiana (88,000 sq. ft.).

     The Company owns two trailer flooring manufacturing facilities, in Harrison, Arkansas (33,000 sq. ft.) and in Sheridan, Arkansas (54,000 sq. ft.).

     The Company emphasizes efficient manufacturing processes and believes it utilizes a large percentage of the Company's productive capacity during normal operations.

RETAIL AND DISTRIBUTION FACILITIES

     The Company owns its aftermarket parts distribution center in Lafayette, Indiana (300,000 sq. ft.).

     The Company leases three facilities serving as parts centers, in Montebello, California (44,000 sq. ft.), Phoenix, Arizona (10,000 sq. ft.), and Chicago, Illinois (15,000 sq. ft.). The Company also leases a parts warehouse in Lafayette, Indiana (77,000 sq. ft.).

     As of December 31, 1998 the Company operated 31 sales and service branches, 5 of which were leased. The branch facilities consist of office, warehouse and service space and generally range in size from 20,000 to 35,000 square feet per facility.

LEASING AND FINANCE FACILITIES

     The Company leases a facility in Arlington Heights, Illinois (400 sq. ft.), that serves as headquarters for the Finance Company.

ITEM 3--LEGAL PROCEEDINGS

     There are certain lawsuits and claims pending against the Company which arose in the normal course of business. None of these claims are expected to have a material adverse effect on the Company's financial position or its annual results of operations.

     See Footnote 15 to the Consolidated Financial Statements, for additional information related to certain class action lawsuits filed against the Company and certain of its officers.

ITEM 4--SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS

     None to report.

PART II

ITEM 5--MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
     MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol "WNC." The following table sets forth, for the period indicated, the high and low sale prices per share of the Common Stock as reported on the New York Stock Exchange Composite Tape and the dividends declared per common share.


                                                                        DIVIDENDS
                                                                       DECLARED PER
                                      HIGH             LOW             COMMON SHARE
                                     -------         -------           ------------
1998
-----------------------------------
    Fourth Quarter ................  $22.06           $10.25               $0.0375
    Third Quarter .................  $26.69           $13.31               $0.035
    Second Quarter ................  $31.75           $21.50               $0.035
    First Quarter .................  $31.00           $24.25               $0.035
1997
----------------------------------
    Fourth Quarter ...............   $35.63           $25.63               $0.035
    Third Quarter ................   $30.44           $23.50               $0.035
    Second Quarter ...............   $30.00           $17.38               $0.03
    First Quarter ................   $18.63           $15.63               $0.03



As of  March 15, 1999, the Common Stock was held by 1,057 holders of record.

ITEM 6--SELECTED FINANCIAL DATA

     The following selected consolidated financial data with respect to the Company, for the five years in the period ended December 31, 1998, have been derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their reports. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.

                                                                       YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------------------------
                                                   1998          1997           1996            1995           1994
                                                   ----          ----           ----            ----           ----
                                                         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales..................................    $1,292,259      $846,082       $631,492       $ 734,299       $ 561,797
Cost of sales..............................     1,192,968       778,620        602,629         677,503         511,821
                                               ----------      --------       --------       ---------       ---------
     Gross profit..........................        99,291        67,462         28,863          56,796          49,976
Selling, general and administrative expenses       42,592        26,307         13,359          11,111           8,723
                                               ----------      --------       --------       ---------       ---------
     Income from operations................        56,699        41,155         15,504          45,685          41,253
Interest expense...........................       (14,843)      (16,100)       (10,257)         (6,251)         (2,684)
Equity in losses of unconsolidated affiliate       (3,100)         (400)           ---             ---             ---
Other, net ................................          (259)        1,135            788             875           1,019
                                               ----------      --------       --------       ---------       ---------
  Income before income taxes ..............        38,497        25,790          6,035          40,309          39,588
Provision for income taxes ................        15,226        10,576          2,397          14,902          15,663
                                               ----------      --------       --------       ---------       ---------
  Net income ..............................       $23,271       $15,214         $3,638         $25,407         $23,925
                                               ==========      ========       ========       =========       =========
Basic earnings per common share ...........         $1.00         $0.74          $0.19           $1.34         $  1.32
                                               ==========      ========       ========       =========       =========
Cash dividends declared per common share ..        $0.143         $0.13          $0.12          $0.105         $ 0.085
                                               ==========      ========       ========       =========       =========



                                                                      YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------------------------------
                                                      1998             1997       1996        1995            1994
                                                      ----             ----       ----        ----            ----
                                                                    (DOLLAR AMOUNTS IN THOUSANDS)
BALANCE SHEET DATA (at end of period):
  Working capital ............................  $    271,256       $280,212      $148,712     $113,198        $90,802
  Total lease portfolio ......................       117,038        103,222       113,811       76,464         53,479
  Total assets ...............................       704,486        629,870       440,071      384,134        300,679
  Long-term debt, net of current maturities ..       165,215(1)     231,880(1)    151,307(1)    73,726(1)      24,857
  Stockholders' equity .......................       345,776        226,516       178,368      177,631        154,181



(1) Long-term debt, net of current maturities, includes $61.0 million, $54.9 million, $80.9 million and $31.0 million in 1998, 1997, 1996 and 1995, respectively, incurred by the Finance Company in connection with its leasing and finance operations.


ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of Wabash National Corporation's (Wabash or the Company) historical results of operations and of its liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

     This document contains forward-looking statements. These statements should be viewed in connection with the risk factors disclosed in the Company's Registration Statement on Form S-3 (SEC File No. 333-48589).

     Wabash designs, manufactures and markets standard and customized truck trailers under the Wabash National and Fruehauf trademarks. The Company believes that it is the leading U.S. manufacturer of aluminum and composite trailers, and bimodal vehicles through its RoadRailer products. The Company produces and sells aftermarket parts through its division, Wabash National Parts, and its wholly-owned subsidiary, Fruehauf Trailer Services, Inc.

(FTSI). In addition to its aftermarket parts sales and service revenues, FTSI sells new and used trailers through its retail network. The Company's other wholly-owned subsidiaries include Wabash National Finance Corporation (the Finance Company), and Cloud Corporation and Cloud Oak Flooring (Cloud Companies). The Finance Company provides leasing and finance programs to its customers for new and used trailers. The Cloud Companies manufacture hardwood flooring for the Company's manufacturing segment.

     The Company continues to pursue opportunities in international markets, primarily through the Company's proprietary RoadRailer technology. In late 1997, the Company acquired a minority interest in a European RoadRailer operating company in which exclusively RoadRailer equipment is used to transport goods between Italy and Germany. In addition, the Company formed an affiliation with trailer manufacturer Bernard Krone Fahrzeugwerke GmbH of Wertle, Germany for the marketing of dry vans and refrigerated trailers throughout Europe. The Company believes these opportunities provide the foundation for future growth internationally.

     Under the provisions of Financial Accounting Standards (SFAS) No. 131, Disclosure About Segments of an Enterprise and Related Information, the Company determined it has three reportable business segments. These segments are the manufacturing segment, the retail and distribution segment and the leasing and finance segment. The manufacturing segment includes the Company's trailer manufacturing facilities located in Lafayette, Indiana, Ft. Madison, Iowa and Huntsville, Tennessee as well as the recently acquired trailer flooring operations (Cloud Companies) located in Harrison and Sheridan, Arkansas. The retail and distribution segment includes the sale of new and used trailers, aftermarket parts and service through the retail branch network of FTSI and the sale of aftermarket parts through Wabash National Parts. The leasing and finance segment includes the leasing and finance operations of the Finance Company.

OVERVIEW

     In 1998, the U.S. truck trailer industry experienced one of the best years in the industry's history with approximately 279,000 units shipped, an increase of approximately 25% over 1997. The Company's market share in the U.S. trailer industry was approximately 22% in 1998. The demand for the Company's products continues to be strong as the Company began 1999 with approximately $1.0 billion in backlog, a majority of which is expected to be delivered in 1999.

     The following table sets forth certain operating data as a percentage of net sales for the periods indicated:


                                                     PERCENTAGE OF NET SALES
                                                     YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                 1998         1997         1996
                                                 ----         ----         ----
Net sales .....................................  100.0%       100.0%       100.0%
Cost of sales .................................  92.3         92.0         95.4
                                                 -----        -----        -----
     Gross profit .............................   7.7          8.0          4.6
General and administrative expense ............   2.3          2.1          1.4
Selling expense ...............................   1.0          1.0           .7
                                                 -----        -----        -----
     Income from operations ...................   4.4          4.9          2.5
Interest expense ..............................   (1.1)       (1.9)        (1.6)
Equity in losses of unconsolidated affiliate ..    (.3)        ---          ---
Other, net ....................................    ---         ---           .1
                                                 -----        -----        -----
     Income before taxes ......................   3.0         3.0           1.0
Provision for taxes ...........................   1.2         1.2           .4
                                                 -----        -----        -----
     Net income ...............................   1.8%        1.8%          .6%
                                                 =====        =====        =====



1998 COMPARED TO 1997

     During 1998, the Company achieved net sales of $1.3 billion, which were 53% higher than 1997 net sales of $846.1 million. Net income for 1998 rose 53% to $23.3 million as compared to $15.2 million in 1997.

RESULTS OF OPERATIONS


    Net Sales                           YEARS ENDED DECEMBER 31,
                                   --------------------------------
                                     1998       1997      % CHANGE
                                     ----       ----      ---------
Net Sales by Segment:               (DOLLAR AMOUNTS IN MILLIONS)
   Manufacturing                   $988.1      $646.5        52.8%
   Retail and Distribution          280.5       172.7        62.4%
   Leasing and Finance               23.7        26.9       (11.9%)

                                 --------      ------       -----
Total Net Sales                  $1,292.3      $846.1        52.7%
                                 ========      ======       =====



     The manufacturing segment's net sales rose 52.8% or $341.6 million in 1998 compared to 1997 driven primarily by a 38% increase in units sold, from approximately 41,000 units in 1997 to approximately 57,000 units in 1998. In addition, the average selling price per unit sold increased 10.5% in 1998 over 1997, reflecting improved production mix particularly as a result of the strong demand for the Company's DuraPlate trailer. The Company continues to pursue its manufacturing strategy of increasing the proportion of revenues derived from proprietary products such as the DuraPlate trailer and RoadRailer bimodal products. Demand for the Company's products continues to be very strong as evidenced by the Company's $1.0 billion backlog at the beginning of 1999, over $500 million of which is related to the DuraPlate trailer. Revenues from RoadRailer technology increased approximately 17% to approximately $48 million in 1998 compared to $41 million in 1997.

     The retail and distribution segment's net sales rose 62.4% or $107.8 million in 1998 compared to 1997 driven primarily by a 72% increase in the number of new trailers sold, from approximately 2,900 units in 1997 to approximately 5,100 units in 1998, a 107% increase in the number of used trailers sold and a 38% increase in aftermarket parts and service revenues. These increases are primarily the result of a full year of operations of the retail distribution network acquired in April, 1997 and a higher level of used trailer sales year over year. The

Company continues to pursue its branch expansion strategy, which includes the replacement of certain existing sites within the same market as well as the addition of approximately 20 locations in new markets throughout North America.

     The leasing and finance segment's net sales decreased slightly in 1998 compared to 1997 primarily as a result of lower sales of leased equipment as leasing revenues remained level with 1997.



    Gross Profit
                                           YEARS ENDED DECEMBER 31,
                                      ------------------------------
                                        1998      1997     % CHANGE
                                        ----      ----     ---------
       Gross Profit by Segment:      (DOLLAR AMOUNTS IN MILLIONS)
          Manufacturing                 $68.0    $44.0       54.5%
          Retail and Distribution       27.3      17.9       52.5%
          Leasing and Finance           6.9       7.9       (12.7%)
          Eliminations                  (2.9)     (2.3)      26.1%

                                        -----    -----      -----
       Total Gross Profit               $99.3    $67.5       47.1%
                                        =====    =====      =====


     The manufacturing segment's gross profit increased 54.5% primarily as a result of the 52.8% increase in net sales. Gross profit as a percentage of net sales increased slightly as a result of an improved product mix toward more proprietary products and reduced material costs as a result of the acquisition of the Cloud Companies which reduced the Company's hardwood flooring costs since the acquisition in July, 1998. The improvement in gross profit was offset to some extent by increased labor and overtime expenses associated with the 52.8% increase in the manufacturing segment's net sales. Gross profit was also impacted by a favorable change of estimates in the Company's environmental reserve requirements of approximately $2.8 million and an unfavorable change of estimates in inventory reserves of approximately $2.9 million.

     The retail and distribution segment's gross profit increased 52.5%, primarily as a result of the 62.4% increase in net sales. Gross profit as a percentage of net sales declined slightly primarily as a result of the change in product mix with higher levels of sales of used trailers which were at a lower gross profit percentages than the segment as a whole, and due to the margin impact of the Company's consolidation of its two aftermarket parts operations during 1998.

     The leasing and finance segment's gross profit declined during 1998 as a result of a decrease in net sales.


    Income from Operations
                                          YEARS ENDED DECEMBER 31,
                                      ------------------------------
                                        1998      1997     % CHANGE
                                        ----      ----     ---------
       Operating Income by Segment:  (DOLLAR AMOUNTS IN MILLIONS)
          Manufacturing                 $44.8    $30.6       46.4%
          Retail and Distribution       8.7        5.9       47.5%
          Leasing and Finance           6.2        7.0      (11.4%)
          Eliminations                  (3.0)     (2.3)      30.4%

                                        -----    -----      -----
       Total Operating Income           $56.7    $41.2       37.6%
                                        =====    =====      =====



     Income from operations (income before interest, taxes, and other items) for the manufacturing segment increased 46.4% primarily because of the increase in gross profit previously discussed offset by increased selling, general and administrative expenses. The increases in selling, general and administrative expenses are primarily the result of a full year of operations of the retail distribution network acquired in April, 1997 and higher usage of the Company's accounts receivable securitization facility and the related costs thereof which increased approximately $3 million over 1997.

     Income from operations for the retail and distribution segment and the leasing and finance segment were impacted by the changes in the gross profit previously discussed.

     Other Income (Expense)

     Interest expense totaled $14.8 million and $16.1 million for the years ended December 31, 1998 and 1997, respectively. The decrease in interest expense primarily reflects lower borrowings on the Company's revolving credit facility during the last nine months of 1998 as a result of the cash generated from the Company's accounts receivable securitization facility established in March, 1998, and the Company's April, 1998 common stock offering.

     Other, net totaled a loss of $0.3 million in 1998 compared to income of $1.1 million in 1997. On December 24, 1998, the Company received notice from the Internal Revenue Service that it intends to assess federal excise tax on certain used trailers restored by the Company. The Company strongly disagrees with and intends to vigorously contest the assessment; however, applying generally accepted accounting principles, the Company recorded a $4.6 million accrual in 1998 for this loss contingency which is reflected in Other, net in the accompanying Consolidated Statements of Income. Also included in Other, net in 1998 are gains from the sale of property, plant and equipment of approximately $2.1 million and interest income of approximately $1.0 million.

     Other Income (Expense) also includes the Company's interest in the losses of ETZ, a European RoadRailer operating company, a 25.1% share of which the Company acquired in November, 1997.

     Income Taxes

     The provision for federal and state income taxes represented 39.6% and 41.0% of pre-tax income for 1998 and 1997, respectively and differed from the U.S. Federal Statutory rate of 35% due primarily to State taxes.

1997 COMPARED TO 1996

     During 1997, the Company achieved net sales of $846.1 million, which were 34% higher than 1996 net sales of $631.5 million. Net income for 1997 was $15.2 million or $0.74 per share as compared to $3.6 million or $0.19 per share in 1996. The increase in net sales is primarily attributable to the acquisition of certain assets of Fruehauf Trailer Corporation (Fruehauf) in April, 1997, the completion of the Company's composite material facility in Lafayette, Indiana and an estimated 15% increase in U.S. truck trailer demand.

RESULTS OF OPERATIONS


           Net sales
                                            YEARS ENDED DECEMBER 31,
                                  -----------------------------------------
                                    1997           1996           % CHANGE
                                    ----           ----           ---------
                                        (DOLLAR AMOUNTS IN MILLIONS)
    Net Sales by Segment:
       Manufacturing               $646.5          $547.0         18.2%
       Retail and Distribution      172.7            26.3        556.7%
       Leasing and Finance           26.9            58.1        (53.7%)

                                   ------          ------        -----
    Total Net Sales                $846.1          $631.4         34.0%
                                   ======          ======        =====



     The manufacturing segment's net sales increased 18.2% or $99.5 million in 1997 compared to 1996. This increase was primarily due to a 21% increase in the number of units sold, reflecting a continued strong demand for the Company's products, and a 15% increase in U.S. truck trailer demand. Increased production of the Company's proprietary composite plate trailer, the "DuraPlate" trailer, also favorably impacted net sales in the manufacturing segment in 1997. In August, 1997, the Company completed the construction of its own composite material facility in Lafayette, Indiana, and in the fourth quarter began using material from this production line for the assembly of new DuraPlate trailers.

     The retail and distribution segment's net sales increased 556.7% or $146.4 million in 1997 compared to 1996 primarily as a result of the addition of the retail branch distribution network in April, 1997. The Company's strategy to combine the largest fleet manufacturer with the largest retail distribution network in the U.S. provided immediate benefits by creating critical synergies in the areas of aftermarket parts and service and used trailer sales, particularly the ability to market trade-in trailers.

     The leasing and finance segment's net sales decreased 53.7% or $31.2 million in 1997 compared to 1996 primarily as a result of lower revenues from the sale of leased equipment in 1997 compared to 1996. Excluding the sale of leased equipment of $5.7 million and $44.4 million in 1997 and 1996, respectively, leasing and finance revenues increased $7.7 million due to a full year of lease revenues on a large number of trailers added to the Finance Company's portfolio in late 1996.


          Gross Profit
                                              YEARS ENDED DECEMBER 31,
                                   --------------------------------------------
                                      1997              1996         % CHANGE
                                      ----              ----         ---------
                                          (DOLLAR AMOUNTS IN MILLIONS)
  Gross Profit by Segment:
  Manufacturing                       $44.0             $20.3          116.7%
  Retail and Distribution              17.9               2.4          645.8%
  Leasing and Finance                   7.9               7.2            9.7%
  Eliminations                         (2.3)             (1.0)        (130.0%)
                                      -----             -----         ------
  Total Gross Profit                  $67.5             $28.9          133.6%
                                      =====             =====         ======



     The Company's gross profit as a percent of sales increased to 8.0% compared to 4.6% in 1996. This increase in gross profit percentage reflects the impact of higher margin sales from the retail branch outlets acquired in 1997 and the improvement in product mix resulting from the completion of the Company's composite material facility in the third quarter of 1997. As expected, the gross margins recognized through the retail branch network during 1997 on sales of new and used trailers and aftermarket parts and service were significantly better than the historical margins achieved by the Company on new trailer fleet business and contributed to the overall increase in the consolidated gross margin. In addition, the completion of the Company's composite material facility in August, 1997, allowed the Company to increase its production of the proprietary DuraPlate trailer during the fourth quarter, thereby improving the product mix at the Company's manufacturing facilities.


       Income from Operations
                                            YEARS ENDED DECEMBER 31,
                                   ------------------------------------------
                                      1997              1996         % CHANGE
                                      ----              ----         --------
                                          (DOLLAR AMOUNTS IN MILLIONS)
Operating Income by Segment:
   Manufacturing                      $30.6             $9.3           229.0%
   Retail and Distribution              5.9              0.9           555.6%
   Leasing and Finance                  7.0              6.3            11.1%
   Eliminations                        (2.3)            (1.0)         (130.0%)
                                      -----            -----          -------
Total Operating Income                $41.2            $15.5           165.8%
                                      =====            =====           ======



     Income from operations (income before interest, taxes, and other items) was 4.9% and 2.5% of net sales in 1997 and 1996, respectively. The increase in income from operations in 1997 was impacted primarily by the increase in gross profit margins previously discussed offset by increased selling, general and administrative expenses. The increase in selling, general and administrative expenses primarily reflects higher levels of expense associated with the retail outlets acquired. Selling, general and administrative expenses were 3.1% and 2.1% of net sales in 1997 and 1996.

     Other Income (Expense)

     Interest expense totaled $16.1 million and $10.3 million for the years ended December 31, 1997 and 1996, respectively. The increase in interest expense primarily reflects new term and bank line of credit debt associated with increased working capital requirements due to the establishment of inventory at the retail outlets acquired in April, 1997, higher working capital due to increased production at the Company's manufacturing facilities and growth in the Finance Company's leasing operations. Other, net is primarily comprised of a variety of immaterial, non-operating expense items.

     Income Taxes

     The Company's effective income tax rates were 41.0% and 39.7% of pre-tax income for 1997 and 1996, respectively, and differed from the U.S. Federal Statutory rate of 35% due primarily to State taxes.

LIQUIDITY AND CAPITAL RESOURCES

     As presented in the Consolidated Statements of Cash Flows, the Company's liquidity position increased $52.5 million during 1998 from $14.6 million in cash and cash equivalents at December 31, 1997 to $67.1 million at December 31, 1998. This increase was due to net cash provided by operating and investing activities of $58.7 offset slightly by net cash used in financing activities of $6.2 million.

           Operating Activities:

     Net cash provided by operating activities of $123.1 million in 1998 is primarily the result of net income, the add-back of non-cash charges for depreciation and amortization, and as discussed in more detail below, the proceeds from the sale of accounts receivable. Changes in other working capital items which offset to an immaterial amount include a slight decrease in inventories (excluding the effect of the Cloud Acquisition) coupled with an increase in accounts payable offset somewhat by an increase in prepaid expenses. The Company anticipates future increases in working capital as a result of its branch expansion strategy to be partially offset by improvements in working capital at its manufacturing locations.

     On March 31, 1998, the Company replaced its existing $40 million receivable sale and servicing agreement with a new three-year trade receivable securitization facility. The new facility allows the Company to sell, without recourse on an ongoing basis, all of its accounts receivable to Wabash Funding Corporation (Funding Corp.), a wholly-owned unconsolidated subsidiary of the
Company.   Simultaneously, the Funding Corp. has sold and, subject to certain conditions, may from time to time sell an undivided interest in those receivables to a large financial institution. As of December 31, 1998, $105 million of proceeds were received by the Company related to this new facility. Proceeds from the sale were used to reduce outstanding borrowings under the Company's Revolving Credit Agreement and are reflected as operating cash flows in the accompanying Consolidated Statements of Cash Flows.

           Investing Activities:

     Net cash used in investing activities of $64.4 million in 1998 is primarily due to capital expenditures during the year of $31.0 million, the expansion of the Finance Company's leasing operation which consumed a net cash outflow of $25.1 million in 1998 and the Cloud Acquisition in July, 1998 of $9.5 million.

     Capital expenditures during the period were associated with increasing productivity within the Company's manufacturing operations in Lafayette, Indiana; development of a new state of the art painting and coating system and plant expansion at its trailer manufacturing facility in Huntsville, Tennessee; the acquisition of a new consolidated parts center in Lafayette; increasing capacity and manufacturing productivity at its recently acquired flooring operations in Arkansas and other operating purposes. The flooring operations were acquired in July 1998 and were financed through the issuance of $13.0 million of convertible preferred stock, $9.5 million in cash and the assumption of $33.8 million in liabilities.

     The Company continues to pursue its branch expansion strategy, which includes the replacement of several existing sites within the same market as well as the addition of approximately 20 locations in new markets throughout North America. The Company is in various stages of completing several of these transactions although no significant purchase commitments were in existence at year end. The Company anticipates future capital expenditures related to its branch expansion strategy, the development of a new computer system in its retail network, the continuation of the capital projects previously discussed, and other activities to be $80 to $100 million over the next 12 to 24 months. In addition, the Company has future residual guarantees or purchase options of approximately $32 million and $80 million, respectively, related to certain new and used trailer transactions. The majority of these do not come due until 2002 or after. The Company anticipates purchasing these trailers at the expiration of the contracts and subsequently selling them through the retail branch network or leasing them through the Finance Company.

           Financing Activities:

     Net cash used in financing activities of $6.2 million in 1998 is primarily due to the proceeds received from the issuance of common stock of $87.3 million, offset by a net reduction in the Company's long-term revolver of $60.0 million and a pay-down of long-term debt of $29.4 million primarily associated with the Cloud Acquisition.

     On April 28, 1998, the Company sold 3 million shares of its common stock in a registered public offering at a public-offering price of $30.75 per share, for net proceeds to the Company of $87.3 million. Proceeds of the offering were used to finance the investments mentioned herein and to repay debt.

     In connection with the aforementioned activity, the Company's debt decreased to $165.2 million at December 31, 1998 compared to $231.9 million at December 31, 1997. Of the $165.2 million of consolidated debt outstanding at December 31, 1998, the Finance Company had $67.9 million in outstanding borrowings as a result of its leasing activities compared to $54.9 million at December 31, 1997. The Company maintains a $125 million unsecured revolving line of credit facility, of which approximately $107 million remains available at yearend.

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

NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted SFAS No. 130, Reporting Comprehensive Income, during 1998. SFAS No. 130 established standards for reporting and display of "comprehensive income" and its components. Comprehensive income is not reported in the accompanying Consolidated Financial Statements as the Company had no items of Other Comprehensive Income for the periods presented.

     The Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, as of December 31, 1998. SFAS No. 131 requires companies to modify or expand the financial statement disclosures for operating segments based on the way management divides the Company for making internal operating decisions. The adoption of this Statement did not affect the Company's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (beginning of fiscal year 2000 for the Company). This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Management has not yet determined the impact that the adoption of SFAS No. 133 will have on its earnings or statement of financial position. However, management anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

     In March 1998, Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, was issued which specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, when and over what period such costs should be amortized and what disclosures should be made regarding such costs. The Company must adopt the pronouncement by the end of 1999. Previously capitalized costs will not be adjusted. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement and therefore believes that adoption will not have a material effect on financial conditions or operating results.

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

           Information Technology Systems

     The Company's assessment of all business critical IT hardware and software is 95% complete. It has been determined that many of the Company's applications and systems are already Year 2000 compliant, however, it will be necessary to modify or replace other applications and systems. During this assessment, it was determined that systems in place within the Company's retail and distribution network and certain of its manufacturing operations are not Year 2000 compliant. As a result, during 1999, the Company will install new application systems or modify existing systems within these areas in order to be Year 2000 compliant. Other maintenance and project activities to be conducted in 1999 have been initiated to bring the remaining hardware and software into compliance. If such projects are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. The Company's plan for IT items includes the following phases and timeline: (1) Assessment and Strategy - substantially completed in 1998 and (2) Design, Implementation, Testing and Validation - in process and scheduled to be substantially completed by mid 1999.

           Non-Information Technology Systems

     The Company's assessment of non-IT systems is approximately 95% complete. It is expected that the assessment and necessary replacements or upgrades will be substantially completed by the second quarter in 1999.

           External Parties

     The Company has contacted its vendors and suppliers regarding the status of their Year 2000 compliance. Many vendors have given a positive indication that they are or will be compliant. A follow-up inquiry is continuing with the parties identified as business critical. This process is approximately 95% complete and is expected to be substantially completed by the first quarter in 1999. While compliance issues may be identified and addressed, this process may not fully ensure these parties' Year 2000 compliance. Disruptions in the operations of these parties could have an adverse financial and operational effect on the Company. The Company has formulated a contingency plan in the event business critical vendors do not achieve Year 2000 compliance and suffer substantial disruptions in their operations. This plan includes advance purchasing of critical production materials, identification of substitute materials already existing at the manufacturing sites and to contact alternate vendors previously identified for availability of critical materials or viable substitutes. In the event of IT failure in this area, purchase orders can be handwritten and forwarded via U.S. mail or fax.

     The Company has requested compliance information from its banks and it has been determined that they expect to be compliant by the second quarter in 1999. The Company is currently identifying alternate banking relationships in the event that its current banks are determined to be non-compliant. In the event alternative banking relationships are required, they are expected to be in place by the third quarter in 1999.

           Costs of Compliance

     The Company estimates the total costs to be incurred in installing new application systems in the retail and distribution network and certain manufacturing operations, along with costs associated with Year 2000 compliance to be between $4.9 to $5.4 million. Through December 31, 1998, the Company has spent approximately $2.5 million, including internal labor costs, related to such activities.

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

MARKET RISKS

     The Company has limited exposure to financial risk resulting from volatility in interest rates and foreign exchange rates. As of December 31, 1998, the Company had approximately $6 million of LIBOR based debt outstanding under its Revolving Credit Facility and $105 million of proceeds from its accounts receivable securitization facility, which also requires LIBOR based interest payments. A hypothetical 100 basis-point increase in the floating interest rate from the current level would correspond to a $1.1 million increase in interest expense over a one-year period. This sensitivity analysis does not account for the change in the Company's competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

     The Company enters into foreign currency forward contracts (principally against the German Deutschemark and French Franc) to hedge the net receivable/payable position arising from trade sales (including lease revenues) and purchases primarily with regard to the Company's European RoadRailer operations. The Company does not hold or issue derivative financial instruments for speculative purposes. A hypothetical 10% adverse change in foreign currency exchange rates would have an immaterial effect on the Company's financial position and results of operations. Additional disclosure related to the Company's risk management policies are discussed in Note 2 to the Consolidated Financial Statements.

              ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                       PAGES
                                                                                       -----
Report of Independent Public Accountants .............................................   22

Consolidated Balance Sheets as of December 31, 1998 and 1997 .........................   23

Consolidated Statements of Income for the years ended December 31, 1998, 1997 and
    1996 .............................................................................   24

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998,
    1997 and 1996 ....................................................................   25

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and
    1996 .............................................................................   26

Notes to Consolidated Financial Statements ...........................................   27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
     Wabash National Corporation:

     We have audited the accompanying consolidated balance sheets of WABASH NATIONAL CORPORATION (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wabash National Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





                                        ARTHUR ANDERSEN LLP


Indianapolis, Indiana
February 4, 1999
(except with respect to matter discussed in Note 15, as to which the date is March 23, 1999)

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                  DECEMBER 31,
                                                          --------------------------
                       ASSETS                                 1998           1997
                                                           --------        --------

  CURRENT ASSETS:
      Cash and cash equivalents .........................   $67,122         $14,647
      Accounts receivable, net ..........................    92,872         161,249
      Current portion of finance contracts ..............     7,603           7,697
      Inventories .......................................   225,385         211,359
      Prepaid expenses and other ........................    19,833          12,962
                                                           --------        --------
          Total current assets ..........................   412,815         407,914
                                                           --------        --------
  PROPERTY, PLANT AND EQUIPMENT, net ....................   136,001         108,798
                                                           --------        --------
  EQUIPMENT LEASED TO OTHERS, net .......................    43,066          43,986
                                                           --------        --------
  FINANCE CONTRACTS, net of current portion .............    66,369          51,539
                                                           --------        --------
  INTANGIBLE ASSETS, net ................................    32,637          11,152
                                                           --------        --------
  OTHER ASSETS ..........................................    13,598           6,481
                                                           --------        --------
                                                           $704,486        $629,870
                                                           ========        ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt ...............    $3,089          $4,148
     Accounts payable ...................................   108,963          94,083
     Accrued liabilities ................................    29,507          29,471
                                                            -------        --------

           Total current liabilities ....................   141,559         127,702
                                                            -------        --------

LONG-TERM DEBT, net of current maturities ...............   165,215         231,880
                                                            -------        --------

DEFERRED INCOME TAXES ...................................    31,849          26,440
                                                            -------        --------

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES...........    20,087          17,332
                                                            -------        --------
STOCKHOLDERS' EQUITY:
 Preferred stock, aggregate liquidation value of $30,600
  and $17,600, respectively ............................          5               4
 Common stock, 22,965,090 and 19,954,874 shares issued
  and outstanding, respectively .........................       230             200
  Additional paid-in capital ............................   236,127         135,611
  Retained earnings .....................................   110,693          91,980
  Treasury stock at cost, 59,600 common shares ..........    (1,279)         (1,279)
                                                           --------        --------

           Total stockholders' equity ...................   345,776         226,516
                                                           --------        --------

                                                           $704,486        $629,870
                                                           ========        ========


 The accompanying notes are an integral part of these Consolidated Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)





                                                              YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                       1998            1997            1996
                                                       ----            ----            ----
NET SALES .........................................  $1,292,259       $846,082        $631,492
COST OF SALES .....................................   1,192,968        778,620         602,629
                                                     ----------       --------        --------

       Gross profit ...............................     99,291          67,462          28,863

GENERAL AND ADMINISTRATIVE EXPENSES ...............     29,746          17,806           8,857
SELLING EXPENSES ..................................     12,846           8,501           4,502
                                                     ----------       --------        --------

       Income from operations .....................     56,699          41,155          15,504

OTHER INCOME (EXPENSE):
    Interest expense ..............................    (14,843)        (16,100)        (10,257)
    Equity in losses of unconsolidated affiliate ..     (3,100)           (400)            ---
    Other, net ....................................       (259)          1,135             788
                                                     ----------       --------        --------

       Income before income taxes .................     38,497          25,790           6,035

PROVISION FOR INCOME TAXES ........................     15,226          10,576           2,397
                                                     ----------       --------        --------

       Net income .................................     $23,271       $ 15,214        $  3,638

PREFERRED STOCK DIVIDENDS .........................      1,391             742             ---
                                                     ----------       --------        --------

NET INCOME AVAILABLE TO COMMON
     STOCKHOLDERS .................................    $21,880        $ 14,472        $  3,638
                                                     ==========       ========        ========

EARNINGS PER SHARE:

     Basic ........................................    $  1.00        $   0.74        $   0.19
                                                     ==========       ========        ========
     Diluted ......................................    $  0.99        $   0.74        $   0.19
                                                     ==========       ========        ========








 The accompanying notes are an integral part of these Consolidated Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                            ADDITIONAL
                                         PREFERRED STOCK     COMMON STOCK     PAID-IN   RETAINED   TREASURY
                                          SHARES  AMOUNT   SHARES     AMOUNT  CAPITAL    EARNINGS   STOCK      TOTAL
                                         -------- ------   ------     ------  -------   ---------   -------    -----
BALANCES, December 31, 1995 .........       ---    $---  18,943,228    $189   $99,246    $78,701    $(505)    $177,631

  Net income for the year ...........       ---     ---         ---     ---       ---      3,638      ---        3,638
  Cash dividends ($0.12 per share) ..       ---     ---         ---     ---       ---     (2,269)     ---       (2,269)
  Issuance of common stock under
     employee stock purchase plan ...       ---     ---       4,995     ---        92        ---      ---           92
  Exercise of stock options .........       ---     ---       2,700     ---        50        ---      ---           50
  Purchase treasury stock ...........       ---     ---     (40,000)    ---       ---        ---     (774)        (774)
                                         -----------------------------------------------------------------------------
BALANCES, December 31, 1996 .........       ---    $---  18,910,923    $189   $99,388    $80,070  $(1,279)    $178.368

  Net income for the year ...........       ---     ---         ---     ---       ---     15,214      ---       15,214
  Cash dividends ($0.13 per share) ..       ---     ---         ---     ---       ---     (2,562)     ---       (2,562)
  Preferred dividends ...............       ---     ---         ---     ---       ---       (742)     ---         (742)
  Issuance of common stock under:
     employee stock purchase plan ...       ---     ---       3,551     ---        97        ---      ---           97
     employee stock bonus plan ......       ---     ---      11,300     ---       272        ---      ---          272
  Stock issued for acquisition:
     Common stock ...................       ---     ---   1,000,000      10    17,740        ---      ---       17,750
     Preferred stock ................    352,000     4          ---     ---    17,596        ---      ---       17,600
  Exercise of stock options .........       ---     ---      29,100       1       518        ---      ---          519
                                         -----------------------------------------------------------------------------
BALANCES, December 31, 1997 .........    352,000   $4    19,954,874    $200  $135,611    $91,980  $(1,279)    $226,516

  Net income for the year ...........       ---     ---         ---     ---       ---     23,271      ---       23,271
  Cash dividends ($0.1425 per share)        ---     ---         ---     ---       ---     (3,167)     ---       (3,167)
  Preferred dividends ...............       ---     ---         ---     ---       ---     (1,391)     ---       (1,391)
  Issuance of common stock,
     net of expenses ................       ---     ---   3,000,000      30    87,256        ---      ---       87,286
  Issuance of common stock under:
     employee stock purchase plan ...       ---     ---       4,896     ---       110        ---      ---          110
     employee stock bonus plan ......       ---     ---       3,900     ---       120        ---      ---          120
  Preferred stock issued for
     acquisition ....................   130,041       1        ---      ---    13,003        ---      ---       13,004
  Exercise of stock options .........       ---     ---      1,420      ---        27        ---      ---           27
                                         -----------------------------------------------------------------------------
BALANCES, December 31, 1998 .........    482,041   $5    22,965,090    $230  $236,127   $110,693   $(1,279)   $345,776
                                         =============================================================================






 The accompanying notes are an integral part of these Consolidated Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)





                                                                                                     YEARS ENDED DECEMBER 31,
                                                                                                --------------------------------
                                                                                                  1998          1997       1996
                                                                                                 ------        ------     ------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .................................................................................  $23,271    $15,214     $3,638
    Adjustments to reconcile net income to net cash provided by (used in) operating activities--
        Depreciation and amortization ..........................................................   18,405     16,623     15,289
        Net gain on the sale of property, plant and equipment ..................................  (2,077)        ---        ---
        Provision for losses on accounts receivable ............................................      772        193        186
        Deferred income taxes ..................................................................    6,388      5,463      2,317
        Equity in losses of unconsolidated affiliate ...........................................    3,100        400        ---
        Change in operating assets and liabilities, excluding effects of the acquisitions--
            Accounts receivable ................................................................   72,557   (76,321)      6,183
            Inventories ........................................................................    2,379   (51,181)     (7,919)
            Prepaid expenses and other .........................................................  (5,842)      2,293     (3,661)
            Accounts payable and accrued liabilities ...........................................    6,041     31,146    (18,578)
            Other, net .........................................................................  (1,911)      4,357     (3,421)
                                                                                                  -------   --------    -------
                Net cash provided by (used in) operating activities ............................  123,083   (51,813)     (5,966)
                                                                                                  -------   --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures ....................................................................... (31,006)   (20,168)    (11,211)
    Net additions to equipment leased to others ................................................ (15,288)   (37,867)    (41,275)
    Net additions to finance contracts ......................................................... (30,056)   (25,550)    (24,940)
    Investment in unconsolidated affiliate .....................................................  (2,866)    (6,230)        ---
    Payments for RoadRailer technology .........................................................      ---    (1,464)     (2,008)
    Proceeds from sale of leased equipment and finance contracts ...............................   12,357     73,243     17,706
    Proceeds from the sale of  property, plant, and equipment ..................................    3,985     10,052        ---
    Principal payments on finance contracts ....................................................    7,920      5,403      4,844
    Acquisitions, net of cash acquired (Note 5) ................................................  (9,515)   (15,129)        ---
    Other, net .................................................................................       99        121        172

                                                                                                  -------   --------    -------
                Net cash used in investing activities .......................................... (64,370)   (17,589)    (56,712)
                                                                                                  -------   --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from:
        Long-term debt .........................................................................      ---     35,635    143,361
        Long-term revolver .....................................................................  276,600    418,599    398,100
        Common stock, net of expenses ..........................................................   87,543        888        142
    Payments:
        Long-term debt ......................................................................... (29,420)   (14,855)    (24,365)
        Long-term revolver .....................................................................(336,600)  (358,600)   (448,100)
        Common stock dividends .................................................................  (3,004)    (2,431)     (2,269)
        Preferred dividends ....................................................................  (1,357)      (701)        ---
        Purchase of treasury stock .............................................................      ---        ---       (774)
                                                                                                 -------   --------     -------
        Net cash (used in) provided by financing activities ....................................  (6,238)    78,535      66,095
                                                                                                 -------   --------     -------
NET INCREASE IN CASH ...........................................................................  52,475      9,133       3,417
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD .......................................  14,647      5,514       2,097
                                                                                                 -------   --------     -------
CASH AND CASH EQUIVALENTS AT THE END OF  THE PERIOD ............................................ $67,122    $14,647      $5,514
                                                                                                 =======   ========     =======



 The accompanying notes are an integral part of these Consolidated Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF THE BUSINESS

     Wabash National Corporation (the Company) designs, manufactures and markets standard and customized truck trailers under the Wabash National and Fruehauf trademarks. The Company produces and sells aftermarket parts through its division, Wabash National Parts, and its wholly-owned subsidiary, Fruehauf Trailer Services, Inc. (FTSI). In addition to its aftermarket parts sales and service revenues, FTSI sells new and used trailers through its retail network. The Company's other wholly-owned subsidiaries include Wabash National Finance Corporation (the Finance Company), and Cloud Corporation and Cloud Oak Flooring (Cloud Companies) which were acquired on July 14, 1998. The Finance Company provides leasing and finance programs to its customers for new and used trailers. The Cloud Companies manufacture hardwood flooring primarily for the Company's manufacturing segment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Basis of Consolidation

     The consolidated financial statements reflect the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investment in an unconsolidated affiliate in which the Company exercises significant influence but not control is accounted for by the equity method and the Company's share of net income or loss of its affiliate is included in the Consolidated Statements of Income.

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

     d. Allowance for Doubtful Accounts

     Accounts receivable as shown in the accompanying Consolidated Balance Sheets are net of allowance for doubtful accounts of $2.3 million, $1.7 million and $1.1 million at December 31, 1998, 1997 and 1996, respectively. The activity included in the allowance for doubtful accounts were (i) provision for losses on accounts receivable of $0.8 million, $0.2 million and $0.2 million;
(ii) net accounts recovered (written-off) of ($0.2) million; ($0.6) million and $0.2 million; and (iii) the establishment of reserves recorded in connection with the acquisition of certain assets of Fruehauf Trailer Corporation (See Note
5) of $0, $1.0 million and $0 during 1998, 1997 and 1996, respectively.

     e. Inventories

     Inventories are primarily priced at the lower of first-in, first-out
(FIFO) cost or market. Inventory costs include raw material, labor and overhead costs for manufactured inventories. Used trailers are carried at the lower of their estimated net realizable value or cost. Inventories consist of the following (in thousands):


                                                    DECEMBER 31,
                                        -------------------------------
                                          1998                   1997
                                          ----                   ----
       Raw materials and components ..  $104,174                 $75,629
       Work in progress ..............    12,159                  16,892
       Finished goods ................    44,743                  68,164
       Aftermarket parts .............    28,733                  25,386
       Used trailers .................    35,576                  25,288
                                        --------                --------
                                        $225,385                $211,359
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



                                                     DECEMBER 31,
                                                ---------------------
                                                  1998          1997
                                                  ----          ----
             Land ............................   $23,281       $21,461
             Buildings and improvements ......    65,605        52,231
             Machinery and equipment .........    78,886        66,685
             Construction in progress ........     7,433           ---
                                                --------      --------
                                                 175,205       140,377
             Less--Accumulated depreciation ..  (39,204)      (31,579)
                                                --------      --------
                                                $136,001      $108,798
                                                ========      ========




  g.   Long-Lived Assets

     Long-lived assets, identifiable intangibles and goodwill related to those assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

  h. Intangible Assets

     Intangible assets, net of accumulated amortization of $8.5 million and $6.4 million at December 31, 1998 and December 31, 1997, respectively, relate primarily to goodwill and other intangible assets associated with the Cloud acquisition (See Note 5 for further discussion) and RoadRailer acquisition costs. These amounts are being amortized on a straight-line basis over periods ranging from five to forty years.

     i. Fair Values of Financial Instruments

     Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information for certain financial instruments. The differences between the carrying amounts and the estimated fair values, using the methods and assumptions listed below, of the Company's financial instruments at December 31, 1998 and 1997 were immaterial.

            Cash and Cash Equivalents, Trade Receivables and Trade Payables. The carrying amounts reported in the Consolidated Balance Sheets approximate fair value.

            Long-Term Debt. The fair value of long-term debt, including current portion, is estimated based on quoted market prices for similar issues or on the current rates offered to the Company for debt of the same maturities. The interest rates on the Company's bank borrowings under its long-term revolving credit agreement are adjusted regularly to reflect current market rates. The carrying values of the Company's long-term borrowings approximate fair value.

            Forward Contracts. The Company enters into foreign currency forward contracts (principally against the German Deutschemark and the French Franc) to hedge the net receivable/payable position arising from trade sales (including lease revenues) and purchases primarily with regard to the Company's European RoadRailer operations. Gains and losses related to qualifying hedges are deferred and included in the measurement of the related transaction, when the hedged transaction occurs. The Company does not hold or issue derivative financial instruments for speculative purposes. The fair values of foreign currency contracts (used for hedging purposes) are estimated by obtaining quotes from brokers. Foreign currency contracts to receive approximately $11.7 million and $14.0 million at December 31, 1998, and 1997, respectively, approximate fair value at those dates.

     j. Revenue Recognition

     The Company recognizes revenue from the sale of trailers and aftermarket parts when title and risk of ownership are transferred to the customer, which is generally upon shipment or customer pickup. Certain customers are invoiced for trailers prior to taking physical possession when the customer has made a commitment to purchase; the trailers have been completed and are available for pickup or delivery; the trailers have been titled in the customers' name; and the customer has requested the Company to hold the trailers until the customer determines the most economical means of taking possession. In such cases, the trailers which have been produced to the customer specifications, are invoiced under the Company's normal billing and credit terms, and the Company generally holds the trailers for a short period of time as is customary in the industry.

     In addition, the Company recognizes revenue for direct finance leases based upon a constant rate of return while revenue is recognized for operating leases on a straight-line basis in an amount equal to the invoiced rentals.

     For the years ended December 31, 1998 and 1997, no customer represented more than 10% of the Company's net sales. In 1996, the two largest customers accounted for 15% and 13% of net sales.

     k. Income Taxes

     The Company recognizes income taxes under the liability method of accounting for income taxes. The liability method measures the expected tax impact of future taxable income or deductions resulting from differences in the tax and financial reporting bases of assets and liabilities reflected in the Consolidated Balance Sheets.

     l. Research and Development

     Research and development expenses are charged to earnings as incurred, and approximated $1.8 million, $2.1 million and $1.2 million in 1998, 1997 and 1996, respectively.


     m. Reclassifications

     Certain items previously reported in specific consolidated financial statement captions have been reclassified to conform with the 1998 presentation.

     n. New Accounting Pronouncements

     The Company adopted SFAS No. 130, Reporting Comprehensive Income, during 1998. SFAS No. 130 established standards for reporting and display of "comprehensive income" and its components. Comprehensive income is not reported in the accompanying Consolidated Financial Statements as the Company had no items of Other Comprehensive Income for the periods presented.

     The Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, as of December 31, 1998. SFAS No. 131 requires companies to modify or expand the financial statement disclosures for operating segments based on the way management divides the Company for making internal operating decisions.

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (beginning of fiscal year 2000 for the Company). This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Management has not yet determined the impact that the adoption of SFAS No. 133 will have on its earnings or statement of financial position. However, management anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

     In March 1998, Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, was issued which specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, when and over what period such costs should be amortized and what disclosures should be made regarding such costs. The Company must adopt the pronouncement by the end of 1999. Previously capitalized costs will not be adjusted. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement and therefore believes that adoption will not have a material effect on financial conditions or operating results.

   o. Business and Credit Concentrations

     On November 4, 1997, the Company purchased a 25.1% equity interest in Europaische Trailerzug Beteiligungsgessellschaft mbH (ETZ). ETZ is the majority shareholder of Bayersriche Trailerzug Gesellschaft fur Bimodalen Guterverkehr mbH (BTZ), a European RoadRailer operation based in Munich, Germany which began operations in 1996. The Company paid approximately $6.2 million for its ownership interest in ETZ during 1997 and made additional capital contributions of $2.9 million during 1998. All premium associated with this purchase is being amortized over a ten-year period. During 1998 and 1997, the Company recorded approximately $3.1 million and $0.4 million, respectively, for its share of ETZ losses and the amortization of the premium. Such amounts are recorded as Equity in losses of unconsolidated affiliate on the accompanying Consolidated Statements of Income.

     As of December 31, 1998, the Finance Company had approximately $10.6 million recorded as Equipment Leased to Others consisting of RoadRailer equipment specifically related to current operating lease arrangements with BTZ and commitments to supply approximately $9.0 million in additional RoadRailer equipment under existing operating lease arrangements. In addition, as of December 31, 1998, the Company is contingently liable for up to four years as a guarantor of certain commitments to two separate entities related to 1996 RoadRailer equipment sales to BTZ. These commitments consist of standby letters of credit totaling approximately $10.5 million and separate letters of guarantee of approximately $4 million.

3.   SEGMENTS

     Under the provisions of SFAS No. 131, the Company has three reportable segments; manufacturing, retail and distribution and leasing and finance operations. The manufacturing segment produces trailers and sells new trailers to customers who purchase trailers direct or through independent dealers and also produces trailers for the retail and distribution segment. The retail and distribution segment sells new and used trailers, aftermarket parts, and performs service repair on used trailers through its retail branch network. The leasing and finance segment provides leasing and finance programs to its customers for new and used trailers.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company evaluates performance based on income from operations. The Company has not allocated certain corporate related charges such as administrative costs, interest expense and income taxes from the manufacturing segment to the Company's other reportable segments. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows (in thousands):


                                                                  Leasing
                                         Retail and                 and    Combined              Consolidated
1998                                   Manufacturing Distribution Finance  Segments  Eliminations   Totals
----------------------                 ------------- ------------ -------  --------  ------------ ------------
Revenues
  External customers                       $988,128   $280,480   $23,651  $1,292,259      $---     $1,292,259
  Intersegment sales                         97,986      4,580     2,582     105,148   (105,148)          ---
                                         ----------   --------   -------  ----------  ---------    ----------
Total Revenues                           $1,086,114   $285,060   $26,233  $1,397,407  $(105,148)   $1,292,259
                                         ==========   ========   =======  ==========  =========    ==========
Depreciation & amortization                  11,324        925     6,156      18,405        ---        18,405
Income from operations                       44,765      8,660     6,186      59,611     (2,912)       56,699
Interest income                                 981        ---       ---         981        ---           981
Interest expense                             11,446        ---     3,397      14,843        ---        14,843
Equity in unconsolidated affiliate            3,100        ---       ---       3,100        ---         3,100
Income tax expense                           15,226        ---       ---      15,226        ---        15,226
Investments in unconsolidated affiliate       5,595        ---       ---       5,595        ---         5,595
Capital additions                            23,435      7,564         7      31,006        ---        31,006
Assets                                      605,922    152,465   117,396     875,784   (171,297)      704,486



1997
----------------------
Revenues
  External customers                       $646,524   $172,687   $26,871    $846,082       $---      $846,082
  Intersegment sales                        104,570        ---       359     104,929   (104,929)          ---
                                         ----------   --------   -------  ----------  ---------    ----------
Total Revenues                             $751,094   $172,687   $27,230    $951,011  $(104,929)     $846,082
                                         ==========   ========   =======  ==========  =========    ==========
Depreciation & amortization                   7,714        507     8,402      16,623        ---        16,623
Income from operations                       30,576      5,855     7,014      43,445     (2,290)       41,155
Interest income                                 293        ---       ---         293        ---           293
Interest expense                              9,949        ---     6,151      16,100        ---        16,100
Equity in unconsolidated affiliate              400        ---       ---         ---        ---           400
Income tax expense                           10,576        ---       ---      10,576        ---        10,576
Investments in unconsolidated affiliate       6,230        ---       ---       6,230        ---         6,230
Capital additions                            19,885        283       ---      20,168        ---        20,168
Assets                                      533,180    106,528   107,300     747,008   (117,138)      629,870

1996
----------------------
Revenues
  External customers                       $547,025    $26,345   $58,122    $631,492       $---      $631,492
  Intersegment sales                         71,641        ---       ---      71,641    (71,641)          ---
                                         ----------   --------   -------  ----------  ---------    ----------
Total Revenues                             $618,666    $26,345    58,122    $703,133   $(71,641)     $631,492
                                         ==========   ========   =======  ==========  =========    ==========

Depreciation & amortization                   9,052        130     6,107      15,289        ---        15,289
Income from operations                        9,338        872     6,305      16,515     (1,011)       15,504
Interest income                                 374        ---       ---         374        ---           374
Interest expense                              6,380        ---     3,877      10,257        ---        10,257
Equity in unconsolidated affiliate              ---        ---       ---         ---        ---           ---
Income tax expense                            2,397        ---       ---       2,397        ---         2,397
Investments in unconsolidated affiliate         ---        ---       ---         ---        ---           ---
Capital additions                            11,026        150        35      11,211        ---        11,211
Assets                                      352,099     10,590   118,475     481,164    (41,842)      439,322

     The Company's international sales accounted for less than 2% of consolidated net sales during 1998, 1997 and 1996, respectively. In addition, assets attributable to international operations accounted for less than 5% of consolidated assets during 1998, 1997 and 1996, respectively.

4.     EARNINGS PER SHARE

     The Company adopted SFAS No. 128, Earnings per Share during 1997. As required by SFAS No. 128, all prior period EPS data has been restated to conform with the provisions of this statement. A reconciliation of the numerators and denominators of the basic and diluted EPS computations, as required by SFAS No. 128, is presented below. The effects of preferred stock dividends and convertible preferred stock were excluded from the calculation of 1998 and 1997 diluted earnings per share, as they would have been antidilutive (in thousands except per share amounts):


                           Net Income       Weighted
                           Available to     Average      Earnings
                            Common           Shares      Per Share
-------------------------------------------------------------------
 1998
 Basic                      $21,880          21,990       $1.00
 Options                        ---              85         ---
-------------------------------------------------------------------
 Diluted                    $21,880          22,075       $0.99
===================================================================
 1997
 Basic                      $14,472          19,586       $0.74
 Options                        ---              77         ---
-------------------------------------------------------------------
 Diluted                    $14,472          19,663       $0.74
===================================================================
 1996
 Basic                      $3,638           18,912       $0.19
 Options                       ---               17         ---
-------------------------------------------------------------------
 Diluted                    $3,638           18,929       $0.19
===================================================================



5. ACQUISITIONS

     On July 14, 1998, the Company acquired Cloud Corporation and Cloud Oak Flooring Company, Inc. (the Cloud Acquisition) in a merger and stock purchase, respectively, manufacturers of laminated hardwood floors for the truck body and trailer industry. For financial statement purposes, the Cloud Acquisition was accounted for as a purchase, and, accordingly, Cloud's combined results are included in the consolidated financial statements since the date of acquisition. The aggregate consideration for this transaction included approximately $9.5 million in cash, $13.0 million in convertible preferred stock and the assumption of $33.8 million in liabilities. Included in the $33.8 million of assumed liabilities was $18.8 million of debt which the Company paid off immediately following the acquisition using cash from operations. The excess of the purchase price over the underlying assets acquired is approximately $20.3 million. The values assigned to the acquired assets and liabilities could change following the resolution of certain pre-acquisition contingencies related to environmental and ERISA matters.

     On April 16, 1997, the Company acquired certain assets of Fruehauf Trailer Corporation (Fruehauf), a manufacturer and marketer of truck trailers and related parts. The following unaudited pro forma consolidated results of operations of the Company and the acquired assets of Fruehauf assume the acquisition occurred as of January 1, 1997 and January 1, 1996 (in millions, except per share data):



                                                   YEARS ENDED DECEMBER 31,
                                         --------------------------------------------
                                         1997                            1996
                                                        (Unaudited)
-------------------------------------------------------------------------------------
Net sales ...........................      $875.8                        $820.5
Net income (loss) ...................      $ 14.7                        $ (0.9)
Net income (loss) per common share ..      $ 0.69                        $(0.10)
-------------------------------------------------------------------------------------


In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1997 or at the beginning of 1996 or of future operations of the combined companies under the ownership and management of the Company.


6. LEASING AND FINANCE OPERATIONS

      a.   Equipment Leased to Others

     The Finance Company has leased equipment to others under operating leases, whereby revenue is recognized as lease payments are due from the customers and the related costs are amortized over the equipment life. Equipment leased to others is depreciated over the estimated useful life of the equipment, not to exceed 13 years and no residual value, or in some cases, a depreciable life equal to the term of the lease and a residual value equal to the estimated market value at lease termination. Depreciation expense on equipment leased to others was $6.1 million, $8.4 million and $6.1 million during 1998, 1997 and 1996, respectively. Accumulated depreciation of equipment leased to others is $13.3 million and $9.6 million at December 31, 1998 and 1997, respectively. Future minimum lease payments to be received from these noncancellable operating leases at December 31, 1998 are as follows (in thousands):


                                            Amounts
                                            -------
                   1999 .................    $3,123
                   2000 .................     3,056
                   2001 .................     2,787
                   2002 .................     1,801
                   2003 .................       265
                   Thereafter ...........       ---
                                            -------
                                            $11,032
                                            =======

     b.  Finance Contracts

     The Finance Company also provides finance contracts for the sale of trailer equipment to certain of its customers. The financing is principally structured in the form of finance leases, typically for a five-year term. Finance contracts, as shown on the accompanying consolidated financial statements, represent the minimum lease payments receivable plus the estimated residual values less unearned interest. These estimated residual values and unearned interest totaled approximately $8.6 million and $8.8 million, respectively, at December 31, 1998 and $7.3 million and $8.6 million, respectively, at December 31, 1997.

     The Finance Company participates in the contracts and leases of a major finance company. This participation consists of the purchase of 20% of the initial value of these contracts and leases by the Finance Company along with some level of end of term residual value guarantee. The Finance Company's 20% share of these contracts and leases was $28.2 million and $13.0 million as of December 31, 1998 and 1997, respectively. The estimated residual values and unearned interest related to this participation totaled approximately $7.8 million and $4.8 million, respectively, at December 31, 1998 and $3.0 million and $2.5 million, respectively, at December 31, 1997. End of term residual guarantees related to these participations totaled $0.4 million and $0.2 million as of December 31, 1998 and 1997, respectively.

     The future minimum lease payments to be received at December 31, 1998 are as follows (in thousands):


                                            Amounts
                                            -------
                1999 .....................  $14,703
                2000 .....................   13,948
                2001 .....................   13,186
                2002 .....................    9,852
                2003 .....................    5,269
                Thereafter ...............    4,068
                                            -------
                                            $61,026
                                            =======


     The Finance Company has sold certain finance contracts in its portfolio with full recourse provisions. As a result of the recourse provision, the Finance Company has reflected an asset and an offsetting liability totaling $8.3 million and $13.1 million at December 31, 1998 and December 31, 1997, respectively, in the Company's Consolidated Balance Sheets as a Finance Contract and Other Non-Current Liabilities and Contingencies.

     Additionally, the Finance Company has certain equipment subject to capital lease contracts that is awaiting delivery or customer pick-up. The net amounts under such arrangements totaled $1.9 million and $2.3 million at December 31, 1998 and 1997, respectively.

      c.   Other

     In certain situations, the Finance Company has sold equipment leased to others to independent financial institutions, simultaneously leased the equipment back under operating leases containing end of term residual value guarantees. These end of term residual guarantees totaled $20.5 million and $19.8 million as of December 31, 1998 and 1997, respectively. Rental payments made by the Finance Company under these types of transactions totaled $8.8 million, $4.9 million and $0.7 million during 1998, 1997 and 1996, respectively. The future minimum lease payments to be paid by the Finance Company under these lease transactions at December 31, 1998 are as follows (in thousands):


                                             Amounts
                                             -------
                      1999 ...............   $9,129
                      2000 ...............    9,129
                      2001 ...............    9,129
                      2002 ...............    5,718
                      2003 ...............    5,718
                      Thereafter .........    5,842
                                            -------
                                            $44,665
                                            =======


The future minimum lease payments to be received by the Finance Company under these sublease arrangements are $9.1 million in 1999, $5.8 million per year in the years 2000 through 2003 and $7.3 million thereafter.

7. SUPPLEMENTAL CASH FLOW INFORMATION


                                                         DECEMBER 31,
                                                  -------------------------
(In thousands)                                       1998     1997     1996
---------------------------------------------------------------------------
Cash paid during the period for:
       Interest, net of amounts capitalized       $12,168   $15,313  $8,825
       Income taxes                                17,018     6,136     714
---------------------------------------------------------------------------
Noncash investing and financing activities:
       Preferred stock issued for acquisition      13,004    17,600     ---
       Common stock issued for acquisition            ---    17,750     ---
---------------------------------------------------------------------------
Acquisitions, net of cash acquired:
       Accounts receivable, net                     4,952    13,955     ---
       Inventory, net                              16,405    20,163     ---
       Prepaid expenses and other                     743     4,072     ---
       Property, plant and equipment                8,333    25,269     ---
       Goodwill and other intangibles              23,392       ---     ---
       Deferred income taxes                        1,265       ---     ---
       Other assets                                 1,203       ---     ---
       Current liabilities                         (8,679)   (8,980)    ---
       Current maturities of long-term debt       (18,753)      ---     ---
       Non-current liabilities                     (3,407)   (4,000)    ---
       Long-term debt, net of current maturities   (2,942)      ---     ---
       Stock issued                               (13,004)  (35,350)    ---
---------------------------------------------------------------------------
Net cash used in acquisitions                     $(9,515) $(15,129)   $---
---------------------------------------------------------------------------



8.   ACCOUNTS RECEIVABLE SECURITIZATION

     On March 31, 1998, the Company replaced its existing $40.0 million receivable sale and servicing agreement with a new three-year trade receivable securitization facility. The new facility allows the Company to sell, without recourse on an ongoing basis, all of their accounts receivable to Wabash Funding Corporation (Funding Corp.), a wholly-owned unconsolidated subsidiary of the Company. Simultaneously, the Funding Corp. has sold and, subject to certain conditions, may from time to time sell an undivided interest in those receivables to a large financial institution. The Funding Corp. is a qualifying special purpose entity under the provisions of SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. As of December 31, 1998, $105.0 million of proceeds have been received under the new facility. Amounts reflected as Accounts Receivable in the accompanying Consolidated Balance Sheets as of December 31, 1998 represent receivables sold to the Funding Corp. in excess of proceeds received.

     Proceeds from the sale were used to reduce outstanding borrowings under the Company's Revolving Bank Line of Credit and are reflected as operating cash flows in the accompanying Consolidated Statements of Cash Flows. Costs associated with this facility are classified as General and Administrative Expenses in the Consolidated Statements of Income.

     In order to operate this facility on an on-going basis, the Funding Corp. is required to meet certain covenants primarily related to the performance of the accounts receivable portfolio. Servicing responsibility for these receivables resides with the Company.

9.   LONG-TERM DEBT


      Long-term debt consists of the following (in thousands):

                                                                           DECEMBER 31,
                                                                     -------------------
                                                                        1998        1997
                                                                        ----        ----
Revolving Bank Lines of Credit ....................................   $5,999      $65,999
Industrial Revenue Bonds, 7.5%, Due 1998
      Secured by land, buildings, equipment and letter of credit ..      ---          385
Notes Payable, 6.6% - 10%, Due 1999-2003
      Secured by equipment held for lease .........................     9,495      19,644
Mortgage Notes Payable, 3.0% - 6.7%, Due 2001 - 2006
      Secured by land, buildings and equipment ....................     2,810         ---
Series A Senior Notes, 6.41%, Due January 2003 ....................    50,000      50,000
Series B-H Senior Notes, 6.99% - 7.55%, Due 2001-2008 .............   100,000     100,000
                                                                     --------    --------
                                                                      168,304     236,028
        Less:  Current maturities .................................    (3,089)     (4,148)
                                                                     --------    --------
                                                                     $165,215    $231,880
                                                                     --------    --------
                                                                     --------    --------




     Revolving Bank Lines of Credit.   The Company has an unsecured revolving
bank line of credit which permits the Company to borrow up to $125 million. Under this facility, the Company has a right to borrow until September 30, 2002, at which time the principal amount then outstanding will be due and payable. Interest payable on such borrowings is variable based upon the London Interbank Rate (LIBOR) plus 25 to 55 basis points, as defined, or a prime rate of interest, as defined. The Company pays a commitment fee on the unused portion of this facility at rates of 8.5 to 17.5 basis points per annum, as defined. At December 31, 1998, the Company had Deutschemark - denominated borrowings outstanding in the amount of approximately $6.0 million at an interest rate of 3.85% in connection with its international operations. The Company had available credit under the revolving credit facility of approximately $107 million after letters of credit and the Deutschemark borrowing.

     Mortgage Notes. In connection with the Cloud acquisition, the Company assumed certain Mortgage Notes which carried an outstanding balance of $2.8 million at December 31, 1998.

     Senior Notes. As of December 31, 1998 and 1997, $61.0 million and $39.0 million, respectively, of the Company's Senior Notes were due from the Finance Company as a result of its leasing and finance operations.

     Covenants. Under various loan agreements, the Company is required to meet certain financial covenants. These covenants require the Company to maintain certain levels of net worth as well as comply with certain limitations on indebtedness, investments and sales of assets. The Company was in compliance with these covenants at December 31, 1998.

Maturities of long-term debt at December 31, 1998, are as follows (in thousands):


                                              Amounts
                                              --------
                            1999 ........     $  3,089
                            2000 ........        3,378
                            2001 ........       11,046
                            2002 ........       29,775
                            2003 ........       50,332
                            Thereafter ..       70,684
                                              --------
                                              $168,304
                                              --------
                                              --------


10. STOCKHOLDERS' EQUITY

   a.   Capital Stock


                                                                       DECEMBER 31,
                                                                    -----------------
(Dollars in thousands)                                              1998         1997
-------------------------------------------------------------------------------------
Preferred Stock - $.01 par value, 25,000,000 shares authorized:
Series A Junior Participating Preferred Stock - $0.01 par value,
        300,000 shares authorized, 0 shares issued and outstanding  $---         $---

Series B 6% Cumulative Convertible Exchangeable Preferred Stock,
352,000 shares authorized, issued and outstanding at
December 31, 1998 and December 31, 1997, respectively
        ($17.6 million aggregate liquidation value)                    4            4

Series C 5.5% Cumulative Convertible Exchangeable Preferred Stock,
130,041 and 0 shares authorized, issued and outstanding at
        December 31, 1998 and December 31, 1997, respectively
        ($13.0 million aggregate liquidation value)                    1          ---
                                                                     ----        ----
                         Total Preferred Stock                       $ 5          $ 4
                                                                     ----        ----

Common Stock - $.01 par value, 75,000,000 shares authorized, issued
        and outstanding, 22,965,090 and 19,954,874, respectively     $230        $200
                                                                     ----        ----


     The Series B 6% Cumulative Convertible Exchangeable Preferred Stock is convertible at the discretion of the holder, at a conversion price of $21.38 per share, into up to approximately 823,200 shares of common stock. This conversion is subject to adjustment for dilutive issuances and changes in outstanding capitalization by reason of a stock split, stock dividend or stock combination.

     The Series C 5.5% Cumulative Convertible Exchangeable Preferred Stock is convertible at the discretion of the holder, at a conversion price of $35.00 per share, into up to approximately 371,500 shares of common stock, subject to adjustment.

     On April 28, 1998, the Company sold three million shares of its common stock in a registered public offering at a public-offering price of $30.75 per share, for net proceeds to the Company of $87.3 million.

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

     The Company has elected to follow APB No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income available to common would have been reduced to $20.8 million ($0.95 per share) in 1998, $13.8 million ($0.71 per share) in 1997 and $3.2 million ($0.17 per share) in 1996.


Stock option activity during the periods indicated is as follows:

                                                NUMBER OF      WEIGHTED-AVERAGE
OPTIONS                                         SHARES          EXERCISE PRICE
-------------------------------------------------------------------------------
Outstanding at December 31, 1995                544,700            $25.30
-------------------------------------------------------------------------------

   Granted ...........                          178,200             20.59
   Exercised .........                           (2,700)            17.54
   Cancelled .........                          (74,700)            32.29
Outstanding at December 31, 1996                645,500             23.25
-------------------------------------------------------------------------------

   Granted ...........                          254,500             28.36
   Exercised .........                          (29,100)            17.82
   Cancelled .........                          (15,000)            17.58
Outstanding at December 31, 1997                855,900             25.05
-------------------------------------------------------------------------------

   Granted ...........                          364,000             15.31
   Exercised .........                           (1,420)            18.82
   Cancelled .........                          (24,720)            24.00
Outstanding at December 31, 1998               1,193,760           $21.59
-------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 1998:

                                                 Weighted          Weighted                        Weighted
      Range of                                    Average          Average         Number           Average
      Exercise               Number              Remaining         Exercise      Exercisable        Exercise
       Prices             Outstanding              Life             Price        at 12/31/98          Price
-------------------------------------------------------------------------------------------------------------

   $15.25 to $22.49        764,760               7.7 yrs.            $17.17       297,430              $18.25
   $22.50 to $33.50        429,000               7.5 yrs.            $29.47       198,200              $29.59


Using the Black-Scholes option valuation model, the estimated fair values of options granted during 1998, 1997 and 1996 were $8.07, $14.67 and $10.39 per option, respectively. Principal assumptions used in applying the Black-Scholes model were as follows:


      Black-Scholes Model Assumptions    1998      1997      1996
-------------------------------------------------------------------
      Risk-free interest rate             4.88%     6.15%     6.40%
      Expected volatility                40.89%    40.13%    41.30%
      Expected dividend yield             0.98%     0.40%     0.58%
      Expected term                       7 yrs     7 yrs     7 yrs

     c. 1993 Employee Stock Purchase Plan

     During 1993, the Company adopted its 1993 Employee Stock Purchase Plan (the "Purchase Plan") which enables eligible employees of the Company to purchase shares of the Company's $.01 par value common stock. Eligible employees may contribute up to 15% of their eligible compensation toward the semi-annual purchase of common stock. The employees' purchase price is based on the fair market value of the common stock on the date of purchase. No compensation expense is recorded in connection with the Plan. During 1998, 4,896 shares were issued to employees at a weighted average price of $22.47 per share. At December 31, 1998, there were approximately 280,253 shares available for offering under this Plan.

     d. Stock Bonus Plan

     During 1997, the Company adopted its Stock Bonus Plan (the "Bonus Plan"). Under the terms of the Bonus Plan, common stock may be granted to employees under terms and conditions as determined by the Board of Directors. During 1998, 3,900 shares were issued to employees at a weighted average price of $30.77. At December 31, 1998 there were approximately 484,800 shares available for offering under this Bonus Plan.

11. STOCKHOLDERS' RIGHTS PLAN

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

12. EMPLOYEE 401(K) SAVINGS PLAN

     Substantially all of the Company's employees are eligible to participate in the 401(k) Savings Plan which provides for Company matching under various formulas. The Company's matching expense for the plan was $987,000, $961,000 and $994,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

13. INCOME TAXES

     a. Provisions for Income Taxes

     The consolidated income tax provision for 1998, 1997 and 1996 consists of the following components (in thousands):

                                          1998    1997     1996
                                          ----    ----     ----
      Current:
        Federal .....................  $ 6,024   $3,862    $(801)
        State .......................    2,814    1,251     (201)
      Deferred ......................    6,388    5,463    3,399
                                       -------  -------   ------

      Total consolidated provision ..  $15,226  $10,576   $2,397
                                       -------  -------   ------
                                       -------  -------   ------



     The Company's effective income tax rates were 39.6%, 41.0% and 39.7% of pre-tax income for 1998, 1997 and 1996, respectively, and differed from the U.S. Federal Statutory rate of 35% due primarily to State taxes.

     b. Deferred Taxes

     Deferred income taxes are primarily due to temporary differences between financial and income tax reporting for the depreciation of property, plant and equipment and equipment under lease, the recognition of warranty expense, payments made in connection with the acquisition of the RoadRailer technology (and the amortization thereof) and the recognition of income from assets under finance leases. The long-term deferred tax liabilities were $31.8 million and $26.4 million and current deferred tax assets, which are included in Prepaid expenses and other in the Consolidated Balance Sheets, were $1.5 million and $1.3 million as of December 31, 1998 and 1997, respectively.

The components of deferred tax assets and deferred tax liabilities as of December 31, 1998 and 1997, were as follows (in thousands):

                                                                      1998    1997
                                                                      ----    ----
Deferred tax assets:
   Rentals on Finance Leases ....................................  $14,660  $12,137
   Leasing Differences ..........................................    3,953    1,529
   Other ........................................................   11,223    5,932
Deferred tax liabilities:
   Book-Tax Basis Differences - Property, Plant, and Equipment ..   42,432   32,581
   Earned Finance Charges on Finance Leases .....................    6,944    5,359
   RoadRailer Acquisition Payments/Amortization .................    2,103    2,469
   Other ........................................................    8,651    4,359
                                                                   -------  -------

Net deferred tax liability ......................................  $30,294  $25,170
                                                                   -------  -------
                                                                   -------  -------



The net deferred tax liability at December 31, 1998 also includes the recording of a deferred tax asset of $1.3 million related to the net cumulative temporary differences of Cloud Oak Flooring Company, Inc., which was acquired during the year.

14.  COMMITMENTS AND CONTINGENCIES

     a. Litigation

     Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company arising in the ordinary course of business, including those pertaining to product liability, labor and health related matters, successor liability and possible tax assessments. None of these claims are expected to have a material adverse effect on the Company's financial position or its annual results of operations.

     b. Environmental

     The Company generates and handles certain material, wastes and emissions in the normal course of operations that are subject to various and evolving Federal, state and local environmental laws and regulations.

     The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for the treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of December 31, 1998, the estimated potential exposure for such costs ranges from approximately $0.7 million to approximately $2.7 million, for which the Company has a reserve of approximately $1.5 million. As of December 31, 1997, the estimated potential exposure for such costs ranged from approximately $1.0 million to approximately $7.0 million, for which the Company had a reserve of approximately $4.5 million. The reduction in the reserve during 1998 reflects payments made during the period and a $2.8 million change in estimate resulting from experience and the availability of additional information. These reserves were recorded for exposures associated with the costs of environmental remediation projects to address soil and ground water contamination at certain of its facilities as well as the costs of removing underground storage tanks at its branch service locations. The possible recovery of insurance proceeds has not been considered in the Company's estimated contingent environmental costs.

     The Company acquired two new manufacturing sites in July, 1998 in connection with the Cloud acquisition and voluntarily disclosed to the United States Environmental Protection Agency (EPA) and the Arkansas Department of Pollution Control and Ecology (ADPC&E) potential soil and groundwater contamination. In association with both the EPA and the ADPC&E, the Company has submitted a sampling plan to ADPC&E for monitoring and any required remediation. This matter is at an early stage and it is not possible to predict the outcome with certainty. The Company has recorded a reserve of $1.0 million related to these issues based on current available information and does not believe the outcome of this matter will be material to the consolidated results of operations or financial condition of the Company. The Company is indemnified by the Sellers of the acquired companies and the Company believes that these matters would be covered by the indemnification.

     Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. However, the Company has evaluated its total environmental exposure based on currently available data and believes that compliance with all applicable laws and regulations will not have a materially adverse effect on the consolidated financial position of the Company.

   c.   Tax Assessment

     On December 24, 1998, the Company received notice from the Internal Revenue Service that it intends to assess federal excise tax on certain used trailers restored by the Company during 1996 and 1997. The Company strongly disagrees with and intends to vigorously contest the assessment. In applying generally accepted accounting principles, the Company recorded a $4.6 million accrual in 1998 for this loss contingency that is reflected in Other, net in the accompanying Consolidated Statements of Income. The Company continued the restoration program with the same customer during 1998. The customer has indemnified the Company for any potential excise tax assessed by the IRS for years subsequent to 1997. As a result, the Company has recorded a liability and a corresponding receivable of $2.4 million for 1998 in the accompanying Consolidated Balance Sheets.

   d.   Letters of Credit

     As of December 31, 1998, the Company had standby letters of credit totaling $11.8 million issued in connection with certain foreign sales transactions and with the Company's worker's compensation self-insurance program.

     e. Royalty Payments

     Beginning in the first quarter of 1998 and extending through 2007, the Company is obligated to make quarterly royalty payments in accordance with a licensing agreement related to the development of the Company's composite plate material used on its proprietary DuraPlate trailer. The amount of the payments varies with the production volume of usable material, but requires minimum royalties of $0.5 million annually through 2005.

     f. Operating Leases

     The Company leases office space, manufacturing, warehouse and service facilities and equipment under operating leases expiring through 2003. Future minimum lease payments required under operating leases as of December 31, 1998 were as follows (in thousands):


                                             Amounts
                                             -------
                               1999 ........  $5,462
                               2000 ........   5,027
                               2001 ........   4,425
                               2002 ........   2,380
                               2003 ........   1,863
                               Thereafter ..   2,998
                                             -------

                                              $22,155
                                              -------
                                              -------



     Total rental expense under operating leases was $4.2 million, $2.6 million and $1.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

   g. Used Trailer Residual Guarantees and Purchase Commitments

     In connection with certain new trailer sale transactions, the Company has entered into residual value guarantees and purchase option agreements with customers or financing institutions whereby the Company agrees to guarantee an end-of-term residual value or has an option to purchase the used equipment at a pre-determined price. Future payments required under these transactions as of December 31, 1998 and 1997 totaled approximately $12.6 million and $2.2 million, respectively, the majority of which do not come due until 2002 or after.

   h.   Year 2000

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure, which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting an entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

     15. SUBSEQUENT EVENT

     From January 22, 1999 through February 24, 1999, five purported class action complaints were filed against the Company and certain of its officers in the United States District Court for the Northern District of Indiana. The five actions are captioned: John R. Hansel v. Wabash National Corporation, et al., No. 4:99CV0003AS; Trust Advisors Equity Plus LLC v. Wabash National Corporation, et al., No. 4:99CV0006AS; Dana L. Manner v. Wabash National Corporation, et al., No. 4:99CV0009AS; Charles Curtis Lester Trust & G. Bruce Cameron v. Wabash National Corporation, et al., No. 4:99CV0012AS; and Miranda Living Trust v. Wabash National Corporation, et al., No. 4:99CV0014AS. The complaints purport to be brought on behalf of a class of investors who purchased the Company's common stock between April 20, 1998 and January 15, 1999. The Company expects that they will be consolidated into a single case.

     The complaints allege that the Company violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Act by disseminating false and misleading financial statements and reports respecting the first three quarters of the Company's fiscal year 1998. The complaints seek unspecified compensatory damages and attorney's fees, as well as other relief. The Company's response to the complaints is not yet due.

     In addition, on March 23, 1999 another purported class action lawsuit, captioned Jaime Vizcaino Ira et al v. Wabash National Corporation et al. No. 499CV0019AS, was also filed in the United States District Court for the Northern District of Indiana, naming the Company, its directors and the underwriters of the Company's April 1998 public offering. That complaint alleges that the Company and the individual defendants violated Section 11 of the Securities Act of 1933, and the Company and the underwriters are liable under Section 12 of that Act, by making untrue statements of material fact in and omitting material facts from the prospects used in that offering. The complaint also alleges that the individual defendants are liable as "controlling persons" under the Securities Act. The complaint seeks unspecified compensatory damages and attorney's fees, as well as other relief. Both the Securities Exchange Act complaints and the Securities Act complaint arise out of the restatement of the Company's financial statements for the first three quarters of 1998.

     The Company believes the allegations are without merit, and intends to defend itself and its officers vigorously. The Company believes the resolution of the lawsuits, including the Company's indemnification obligations to its officers, will not have a material adverse effect on its financial position or future results of operations; however, no assurance can be given as to the ultimate outcome with respect to such lawsuits.

16.  QUARTERLY FINANCIAL DATA

     In late 1997, the Company converted its manufacturing information systems which adversely impacted its ability to accurately determine its inventory costs on an interim basis in 1998. In connection with the conversion, the Company's ability to generate bills of material for purposes of relieving inventory was reduced and instead used estimates of historical material costs as a percent of sales prices. Following the Company's annual physical inventory count in August 1998, the Company identified adjustments necessary to properly state the previously filed 1998 quarterly financial statements. The nature of the adjustments identified by the Company were determined and accounted for during the rollforward period from the date of the physical inventory to year-end. In addition, the Company recorded a valuation reserve for an estimate of the unidentified differences between the book value and the physical count the Company experiences each year. The reserve balance was $3.9 million and $1.0 million as of December 31, 1998 and 1997, respectively. It is the opinion of management that this reserve is adequate but not excessive.

                                                         (UNAUDITED)
                                      FIRST            SECOND       THIRD       FOURTH
                                     QUARTER          QUARTER      QUARTER      QUARTER
                                     ---------       ---------    ---------    ---------
                                                (IN THOUSANDS, EXCEPT PER SHARE)
1998
-----------------------------------
  Net sales .......................   $293,612        $337,733     $334,113     $326,801
  Gross profit ....................     25,888(a)       24,038(a)    27,634(a)    21,731
  Net income ......................      6,958(a)        6,203(a)     7,909(a)     2,201
  Basic earnings per share (b) ....      $0.34(a)        $0.27(a)     $0.33(a)     $0.08
  Diluted earnings per share (b) ..      $0.33(a)        $0.27(a)     $0.33(a)     $0.08
1997
-----------------------------------
  Net sales .......................   $135,087        $196,407     $246,403     $268,185
  Gross profit.....................      8,033          14,710       21,167       23,552
  Net income.......................        869           2,842        5,052        6,451
  Basic earnings per share (b).....      $0.05           $0.13        $0.24        $0.31
  Diluted earnings per share (b) ..      $0.05           $0.13        $0.24        $0.31
1996
-----------------------------------
  Net sales .......................   $161,222        $140,606    $161,303      $168,361
  Gross profit ....................      9,069           5,880       6,107         7,803
  Net income ......................      2,204             102          95         1,237
  Basic earnings per share (b) ....      $0.12           $0.01       $0.01         $0.07
  Diluted earnings per share (b) ..      $0.12           $0.01       $0.01         $0.07

(a)  Amounts have been restated in public filings dated January 20, 1999.
(b) The sum of quarterly earnings per share may differ from annual earnings per share primarily due to rounding.


ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the executive officers and key employees of the Company:


        NAME                   AGE              POSITION
        ----                   ---              --------
     Donald J. Ehrlich (1) ..  61   President, Chief Executive Officer
                                        and Chairman of the Board
     Dean A. Cervenka .......  41   Vice President--Sales
     Rick B. Davis ..........  31   Corporate Controller
     Richard E. Dessimoz ....  51   Vice President and Chief Executive
                                        Officer of Wabash National
                                        Finance Corporation and Director
     Charles R. Ehrlich .....  54   Vice President--Manufacturing
     Rodney P. Ehrlich ......  52   Vice President--Engineering
     Charles E. Fish ........  44   Vice President--Human Relations
     Lawrence J. Gross ......  44   Vice President--Marketing
     Mark R. Holden (1) .....  39   Vice President-Chief Financial
                                        Officer and Director
     Connie L. Koleszar .....  40   Director of Investor Relations
     Wilfred E. Lewallen ....  54   Vice President--Industrial Engineering
     Derek L. Nagle..........  48   Vice President and President--Fruehauf Trailer
                                        Services, Inc.
     Geary D. Richard .......  46   Vice President--Information Systems
     Stanley E. Sutton ......  49   Vice President--Purchasing


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

     Rick B. Davis. Mr. Davis has been Corporate Controller of the Company since May, 1998. Previously, Mr. Davis was Controller of the Company since June, 1995. Prior to his employment by the Company, he was employed by Cummins Engine Company, Inc. since 1994 and Arthur Andersen LLP since 1989.

     Richard E. Dessimoz. Mr. Dessimoz has been Vice President and Chief Executive Officer of Wabash National Finance Corporation since its inception in December, 1991 and a Director of the Corporation since December, 1995. Mr. Dessimoz is also a director of APACHE Medical Systems, Inc., a producer of software and services for the medical industry.

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

     Derek L. Nagle. Mr. Nagle has been Vice President and President of Fruehauf Trailer Services, Inc. since the Company's acquisition of certain Fruehauf assets in April, 1997. Prior to his employment by the Company, he was employed since 1970 at Fruehauf Trailer Corporation, as Senior Vice President of North American Sales & Distribution from 1993 through 1995, as Executive Vice President of North American Operations until 1996. In September, 1997, he was appointed President of Fruehauf Trailer Corporation following the resignation of the previous CEO and CFO of Fruehauf. Fruehauf Trailer Corporation filed bankruptcy in October, 1996.

     Geary D. Richard. Mr. Richard has been Vice President--Information Systems since February 1999. Previously, Mr. Richard had been
Director--Information Systems of the Company. Prior to his employment by the Company in July 1989, he was employed by Schwab Safe Company since 1975.

     Stanley E. Sutton. Mr. Sutton has been Vice President--Purchasing of the Company since joining the Company in May, 1992. Prior to his employment by the Company, he was employed since 1973 by Pines Trailer Limited Partnership as Vice President--Manufacturing Operations.

     Officers are elected for a term of one year and serve at the discretion of the Board of Directors.

     The Company hereby incorporates by reference the information contained under the heading "Election of Directors" from its definitive Proxy Statement to be delivered to stockholders of the Company in connection with the 1999 Annual Meeting of Stockholders to be held May 6, 1999.

     Donald J. Ehrlich, President, Chief Executive Officer and Chairman, and Charles R. Ehrlich and Rodney P. Ehrlich, executive officers of the Company, are brothers. Dean A. Cervenka and Connie L. Koleszar, executive officers of the Company, are brother and sister.

ITEM 11--EXECUTIVE COMPENSATION

     The Company hereby incorporates by reference the information contained under the heading "Compensation" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1999 Annual Meeting of Stockholders to be held May 6, 1999.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company hereby incorporates by reference the information contained under the heading "Beneficial Ownership of Common Stock" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1999 Annual Meeting of Stockholders to be held on May 6, 1999.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company hereby incorporates by reference the information contained under the heading "Compensation Committee Interlocks and Insider Participant" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1999 Annual Meeting of Stockholders to be held on May 6, 1999.

PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements: All required financial statements are included in Item 8 of this Form 10-K. Financial statement schedules are omitted as they are not required or not applicable or the required information is included in the Notes to consolidated financial statements.

   (b)  Reports on Form 8-K: None

   (c) Exhibits: The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

        2.01 Purchase Agreement dated March 31, 1997, as amended (Incorporated by reference from Exhibit 2.01 to Registrant's Form 8-K filed in May 1,
   1997)

3.01  Certificate of Incorporation of the Company(1)
3.02 Certificate of Designations of Series A Junior Participating Preferred Stock(1)
3.03  By-laws of the Company(1)
3.04 Certificate of Designations of Series B 6% Cumulative Convertible Exchangeable Preferred Stock (6)
3.05 Certificate of Designations of Series C 5.5% Cumulative Convertible Exchangeable Preferred Stock (9)
4.01  Specimen Stock Certificate(1)
4.02  Rights Agreement between the Company and Harris Bank as Rights Agent(1)
4.03  First Amendment to Shareholder Rights Agreement dated October 21, 1998
      (10)
4.04 Form of Indenture for the Company's 6% Convertible Subordinated Debentures due 2007
10.01 Loan Agreement, Mortgage, Security Agreement and Financing Statement between Wabash National Corporation and City of Lafayette dated as of August 15, 1989(1)
10.02 1992 Stock Option Plan(1)
10.03 Promissory Note in the principal amount of $1,017,750 by Wabash National Finance Corporation in favor of Corestates Bank, N.A. dated December 21, 1993(2)
10.04 Security Agreement of Wabash National Finance Corporation in favor of Corestates Bank, N.A. dated December 21, 1993(2)
10.05 Promissory Note in the principal amount of $2,882,392 by Wabash
      National Finance Corporation in favor of Corestates Bank, N.A. dated December 21, 1993(2)
10.06 Security Agreement of Wabash National Finance Corporation in favor of Corestates Bank, N.A. dated December 21, 1993(2)
10.07 Loan Agreement of Wabash National Finance Corporation in favor of Corestates Bank, N.A. dated December 21, 1993(2)
10.08 Real Estate Sale Agreement by and between Kraft General Foods, Inc. and Wabash National Corporation, dated June 1, 1994 (3)
10.09 6.41% Series A Senior Note Purchase Agreement dated January 31, 1996, between certain

      Purchasers and Wabash National Corporation (4)
10.10 Master Loan and Security Agreement in the amount of $10 million by Wabash National Finance Corporation in favor of Sanwa Business Credit Corporation dated December 27, 1995(4)
10.11 First Amendment to the 6.41% Series A Senior Note Purchase Agreement dated January 31, 1996 between certain Purchasers and Wabash National Corporation (5)
10.12 Series B-H Senior Note Purchase Agreement dated December 18, 1996 between certain Purchasers and Wabash National Corporation (5)
10.13 Revolving Credit Loan Agreement dated September 30, 1997, between NBD Bank, N.A. and Wabash National Corporation(7)
10.14 Investment Agreement and Shareholders Agreement dated
      November 4, 1997, between ETZ (Europaische Trailerzug Beteiligungsgesellschaft mbH) and Wabash National Corporation (7)
10.15 Receivables Sales Agreement between the Company and Wabash Funding Corporation and the Receivables Purchase Agreement between Wabash Funding Corporation and Falcon Asset Securities Corporation (8)
21.00 List of Significant Subsidiaries (11)
23.01 Consent of Arthur Andersen LLP (11)
27.00 Financial Data Schedule (11)

  (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-42810) or the Registrant's Registration Statement on Form 8-A filed December 6, 1995 (item 3.02 and 4.02).
  (2) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1993.
  (3) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1994.
  (4) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1995
  (5) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1996
  (6) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1997
  (7) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1997
  (8) Incorporated by reference to the Registrant's Form 8-K filed on April 14, 1998
  (9) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1998
 (10) Incorporated by reference to the Registrant's Form 8-K filed on October 21, 1998
 (11)  Filed herewith

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

     WABASH NATIONAL CORPORATION



       March 23, 1999    By:/s/ Rick B. Davis
                            ---------------------------------------------
                                 Rick B. Davis
                                 Corporate Controller


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.


            DATE                 SIGNATURE AND TITLE
       --------------  -------------------------------------------------


       March 23, 1999  By:/s/ Donald J. Ehrlich
                          ----------------------------------------------
                              Donald J. Ehrlich
                       Chief Executive Officer, President and
                              Chairman of the Board
                              (Principal Executive Officer)


       March 23, 1999  By:/s/ Mark R. Holden
                          ----------------------------------------------
                              Mark R. Holden
                       Vice President--Chief Financial Officer
                               and  Director (Principal Financial
                               Officer and Principal Accounting Officer)


       March 23, 1999  By:/s/ Richard E. Dessimoz
                          ----------------------------------------------
                              Richard E. Dessimoz
                       Vice President and Chief Executive
                              Officer-Wabash National Finance
                              Corporation and Director


       March 23, 1999  By:/s/ John T. Hackett
                          ----------------------------------------------
                              John T. Hackett
                              Director


       March 23, 1999  By:/s/ E. Hunter Harrison
                          ----------------------------------------------
                              E. Hunter Harrison
                              Director


       March 23, 1999  By:/s/ Ludvik F. Koci
                          ----------------------------------------------
                               Ludvik F. Koci
                               Director