Form 10-Q
period 1999-03-31
WABASH NATIONAL CORP /DE
filed 1999-05-17
CIK 879526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
[X]                   THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended March 31, 1999
                                       OR
                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
[ ]                   THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

Commission File Number:  1-10883
                         -------



                           WABASH NATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     52-1375208
  ------------------------                         ----------------------
  (State of Incorporation)                             (IRS Employer
                                                   Identification Number)


1000 Sagamore Parkway South,
    Lafayette,  Indiana                                    47905
----------------------------                             ----------
   (Address of Principal                                 (Zip Code)
     Executive Offices)

Registrant's telephone number, including area code:  (765) 771-5300
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

The number of shares of common stock outstanding at May 14, 1999 was 22,965,090.

                           WABASH NATIONAL CORPORATION

                                      INDEX

                                    FORM 10-Q


PART I - FINANCIAL INFORMATION                                            Page
                                                                          ----
Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at
                  March 31, 1999 and December 31, 1998                      1

                  Condensed Consolidated Statements of Income
                  for the three months ended March 31, 1999 and 1998        2

                  Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 1999 and 1998        3

                  Notes to Condensed Consolidated Financial Statements      4

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                 9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        14


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 15

Item 2.  Changes in Securities and Use of Proceeds                         15

Item 3.  Defaults Upon Senior Securities                                   15

Item 4.  Submission of Matters to a Vote of Security Holders               15

Item 5.  Other Information                                                 15

Item 6.  Exhibits and Reports on Form 8-K                                  15

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                     March 31,       December 31,
                                                                       1999             1998
                                                                    ----------       -----------
                                                                    (Unaudited)       (Note 1)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                       $  30,674        $  67,122
     Accounts receivable, net                                          125,920           92,872
     Current portion of finance contracts                                7,169            7,603
     Inventories                                                       259,214          225,385
     Prepaid expenses and other                                         10,376           19,833
                                                                     ---------        ---------
             Total current assets                                      433,353          412,815
                                                                     ---------        ---------

PROPERTY, PLANT AND EQUIPMENT, net                                     146,003          136,001
                                                                     ---------        ---------

EQUIPMENT LEASED TO OTHERS, net                                         37,656           43,066
                                                                     ---------        ---------

FINANCE CONTRACTS, net of current portion                               63,079           66,369
                                                                     ---------        ---------

INTANGIBLE ASSETS, net                                                  32,057           32,637
                                                                     ---------        ---------

OTHER ASSETS                                                            15,047           13,598
                                                                     ---------        ---------
                                                                     $ 727,195        $ 704,486
                                                                     =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES:
     Current maturities of long-term debt                            $   2,737        $   3,089
     Accounts payable                                                  122,598          108,963
     Accrued liabilities                                                37,611           29,507
                                                                     ---------        ---------
              Total current liabilities                                162,946          141,559
                                                                     ---------        ---------

LONG-TERM DEBT, net of current maturities                              163,731          165,215
                                                                     ---------        ---------

DEFERRED INCOME TAXES                                                   30,518           31,849
                                                                     ----------       ---------

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES                          19,160           20,087
                                                                     ----------       ---------
STOCKHOLDERS' EQUITY:
     Preferred stock, aggregate liquidation value of $30,600                 5                5
     Common stock, 22,965,090 shares issued and outstanding                230              230
     Additional paid-in capital                                        236,127          236,127
     Retained earnings                                                 115,757          110,693
     Treasury stock at cost, 59,600 common shares                       (1,279)          (1,279)
                                                                     ---------        ---------
                Total stockholders' equity                             350,840          345,776
                                                                     ---------        ---------
                                                                     $ 727,195        $ 704,486
                                                                     =========        =========

           See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)


                                                           Three Months Ended
                                                                March 31,
                                                       ----------------------------
                                                          1999             1998
                                                          ----             ----
                                                       (Unaudited)      (Unaudited)
NET SALES                                                $341,624         $293,612

COST OF SALES                                             314,399          267,724
                                                         --------         --------
    Gross profit                                           27,225           25,888

GENERAL AND ADMINISTRATIVE EXPENSES                         7,180            6,302

SELLING EXPENSES                                            5,038            2,978
                                                         --------         --------
     Income from operations                                15,007           16,608

OTHER INCOME (EXPENSE)
     Interest expense                                      (3,013)          (4,649)
     Accounts receivable securitization costs              (1,430)             (94)
     Equity in losses of unconsolidated affiliate          (1,000)            (500)
     Other, net                                             1,229              260
                                                         --------         --------
     Income before income taxes                            10,793           11,625

PROVISION FOR INCOME TAXES                                  4,426            4,667
                                                         --------         --------
     Net income                                          $  6,367         $  6,958

PREFERRED STOCK DIVIDENDS                                     443              264
                                                         --------         --------
NET INCOME AVAILABLE TO COMMON
  STOCKHOLDERS                                           $  5,924         $  6,694
                                                         ========         ========
Earnings per share:
  Basic                                                  $   0.26         $   0.34
  Diluted                                                $   0.26         $   0.33
                                                         ========         ========
Cash dividends per share                                 $ 0.0375         $  0.035
                                                         ========         ========




           See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                   Three Months
                                                                                  Ended March 31
                                                                           ---------------------------
                                                                             1999              1998
                                                                           ---------------------------
                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                            $   6,367         $  6,958
     Adjustments to reconcile net income to net cash
             provided by (used in) operating activities-
         Depreciation and amortization                                         4,938            4,257
         Gain on sale of property, plant and equipment                          (624)             ---
         Bad debt provision                                                      740              393
         Deferred income taxes                                                (2,252)           1,270
         Equity in losses of unconsolidated affiliate                          1,000              500
         Change in operating assets and liabilities:
             Accounts receivable                                             (33,788)          29,710
             Inventories                                                     (33,829)         (12,691)
             Prepaid expenses and other                                       10,378            1,711
             Accounts payable and accrued liabilities                         21,739           21,847
             Other, net                                                         (935)             (30)
                                                                           ---------         --------
                      Net cash (used in) provided by operating activities    (26,266)          53,925
                                                                           ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                               (14,393)          (4,150)
          Net reduction (addition) to equipment leased to others               1,302           (1,549)
          Net additions to finance contracts                                  (3,996)         (10,947)
          Investment in unconsolidated affiliate                                (562)            (361)
          Proceeds from the sale of property, plant and equipment              1,182              ---
          Proceeds from sale of leased equipment and finance contacts          7,211            9,265
          Principal payments on finance contracts                              2,322            1,738
          Other, net                                                            (109)              (6)
                                                                           ---------         --------
                      Net cash used in investing activities                   (7,043)          (6,010)
                                                                           ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from:
              Long-term debt                                                     ---              ---
              Long-term revolver                                                 ---           97,000
              Common stock                                                       ---               27
          Payments:
              Long-term debt                                                  (1,836)            (944)
              Long-term revolver                                                 ---         (136,300)
              Common stock dividends                                            (860)            (698)
              Preferred stock dividends                                         (443)            (264)
                                                                           ---------         --------
                      Net cash used in financing activities                   (3,139)         (41,179)
                                                                           ---------         --------
NET (DECREASE) INCREASE IN CASH                                              (36,448)           6,736

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              67,122           14,647
                                                                           ---------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  30,674         $ 21,383
                                                                           =========         ========


           See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  GENERAL

         The condensed consolidated financial statements included herein have been prepared by Wabash National Corporation and its subsidiaries (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K.

         In the opinion of the registrant, the accompanying financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of the Company at March 31, 1999 and December 31, 1998 and its results of operations and cash flows for the three months ended March 31, 1999 and 1998.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.       New Accounting Pronouncements

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

         The Company adopted Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, during the first quarter of 1999. This pronouncement specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, when and over what period such costs should be amortized and what disclosures should be made regarding such costs. The adoption of this pronouncement did not have a material effect on the Company's results of operations or financial position.

b. Reclassifications

         Certain items previously reported in specific consolidated financial statement captions have been reclassified to conform with the 1999 presentation.

NOTE 3.  INVENTORIES

Inventories consisted of the following (in thousands):

                                                March 31,      December 31,
                                                  1999             1998
                                                --------       -----------
                                                       (Unaudited)
Raw material and components                     $114,244         $104,174
Work in process                                   20,555           12,159
Finished goods                                    50,385           44,743
Aftermarket parts                                 31,304           28,733
Used trailers                                     42,726           35,576
                                                --------         --------
                                                $259,214         $225,385
                                                ========         ========

NOTE 4.  SEGMENTS

         Under the provisions of SFAS No. 131, the Company has three reportable segments; manufacturing, retail and distribution and leasing and finance operations. The manufacturing segment principally produces trailers and related components and sells to customers who purchase directly from the Company or through independent dealers. The manufacturing segment also produces trailers and related components for the retail and distribution segment. The retail and distribution segment sells new and used trailers, aftermarket parts, and performs service repair on used trailers through its retail branch network. The leasing and finance segment provides leasing and finance programs to its customers for new and used trailers.

Reportable segment information is as follows (in thousands):

Three Months Ended                          Retail and       Leasing       Combined                    Consolidated
March 31, 1999             Manufacturing    Distribution    and Finance    Segments     Eliminations      Totals
----------------------     -------------    ------------    -----------    --------     ------------      ------
(unaudited)
Revenues
    External customers       $259,002          $72,530         $10,092     $341,624      $     ---       $ 341,624
    Intersegment sales         14,159               28           2,421       16,608        (16,608)            ---
                             --------          -------         -------     --------      ---------       ---------
Total Revenues               $273,161          $72,558         $12,513     $358,232      $ (16,608)      $ 341,624
                             ========          =======         =======     ========      =========       =========

Income from Operations       $ 13,266          $   733         $ 1,293     $ 15,292      $    (285)      $  15,007

Three Months Ended
March 31, 1998
----------------------
(unaudited)
Revenues
    External customers       $219,700          $68,167         $ 5,745     $293,612      $     ---       $ 293,612
    Intersegment sales         36,748              173              85       37,006        (37,006)            ---
                             --------          -------         -------     --------      ---------       ---------
Total Revenues               $256,448          $68,340         $ 5,830     $330,618      $ (37,006)      $ 293,612
                             ========          =======         =======     ========      =========       =========

Income from Operations       $ 12,248          $ 2,704         $ 1,409     $ 16,361      $     247       $  16,608

NOTE 5.  EARNINGS PER SHARE

         A reconciliation of the numerators and denominators of the basic and diluted EPS computations, as required by SFAS No. 128, is presented below (in thousands except per share amounts):


                                                        Weighted
                                                        Average     Earnings
                                             Income      Shares     Per Share
                                            -----------------------------------
                                                        (Unaudited)
Three Months Ended March 31, 1999
------------------------------------
Basic                                        $5,924      22,965       $0.26
        Options                                 ---         ---
        Preferred Stock                         ---         ---
------------------------------------        ----------------------
Diluted                                      $5,924      22,965       $0.26
====================================        ===================================

Three Months Ended March 31, 1998
------------------------------------
Basic                                        $6,694      19,956       $0.34
        Options                                 ---         145
        Preferred Stock                         264         823
------------------------------------        ----------------------
Diluted                                      $6,958      20,924       $0.33
====================================        ===================================


NOTE 6.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                               Three Months
                                                              Ended March 31,
                                                           ---------------------
(In thousands)                                               1999        1998
--------------------------------------------------------------------------------
Cash paid during the period for:                               (unaudited)
   Interest, net of amounts capitalized                     $2,856      $4,639
   Income taxes                                              1,555         181
--------------------------------------------------------------------------------

NOTE 7.  CONTINGENCIES

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

Wabash National Corporation, et al., No. 4:99CV0012AS; and Miranda Living Trust
v. Wabash National Corporation, et al., No. 4:99CV0014AS. The complaints purport to be brought on behalf of a class of investors who purchased the Company's common stock between April 20, 1998 and January 15, 1999. The complaints allege that the Company violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Act by disseminating false and misleading financial statements and reports respecting the first three quarters of the Company's fiscal year 1998. The complaints seek unspecified compensatory damages and attorney's fees, as well as other relief. In addition, on March 23, 1999 another purported class action lawsuit, captioned Jaime Vizcaino Ira et al v. Wabash National Corporation et al., No. 499CV0019AS, was also filed in the United States District Court for the Northern District of Indiana, naming the Company, its directors and the underwriters of the Company's April 1998 public offering. That complaint alleges that the Company and the individual defendants violated Section 11 of the Securities Act of 1933, and the Company and the underwriters are liable under Section 12 of that Act, by making untrue statements of material fact in and omitting material facts from the prospectus used in that offering. The complaint also alleges that the individual defendants are liable as "controlling persons" under the Securities Act. The complaint seeks unspecified compensatory damages and attorney's fees, as well as other relief. Both the Securities Exchange Act complaints and the Securities Act complaint arise out of the restatement of the Company's financial statements for the first three quarters of 1998. At a hearing on May 10, 1999, Judge Allen Sharp consolidated the six pending cases and established a schedule for further proceedings. Although an order reflecting the Court's ruling has not yet been entered, selected lead plaintiffs may amend their complaints not later than July 6, 1999 and defendants may file motions to dismiss the complaints not later than September 7, 1999. Plaintiffs' opposing briefs will be due on October 4, 1999, and any reply by defendants will be due not later than October 11, 1999. The Court has not yet scheduled a hearing on the anticipated motions to dismiss.

The Company believes the allegations are without merit, and intends to defend itself and its directors and officers vigorously. The Company believes the resolution of the lawsuits, including any Company indemnification obligations to its officers and directors and to the underwriters of its April 1998 public offering, will not have a material adverse effect on its financial position or future results of operations; however, no assurance can be given as to the ultimate outcome of these lawsuits.

     b.  Environmental

         The Company generates and handles certain material, wastes and emissions in the normal course of operations that are subject to various and evolving Federal, state and local environmental laws and regulations.

         The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for the treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of March 31, 1999, the estimated potential exposure for such costs ranges from approximately $0.7 million to approximately $2.7 million, for which the Company has a reserve of approximately $1.5 million. These reserves were recorded for exposures associated with the costs of environmental remediation projects to address soil and ground water contamination at certain of its facilities as well as the costs of removing underground storage tanks at its branch service locations. The possible recovery of insurance proceeds has not been considered in the Company's estimated contingent environmental costs.

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

c.       Tax Assessment

         On December 24, 1998, the Company received notice from the Internal Revenue Service that it intends to assess federal excise tax on certain used trailers restored by the Company during 1996 and 1997. The Company strongly disagrees with and intends to vigorously contest the assessment. In applying generally accepted accounting principles, the Company recorded a $4.6 million accrual in 1998 for this loss contingency and is reflected in the accompanying Condensed Consolidated Balance Sheets. The Company continued the restoration program with the same customer during 1998. The customer has indemnified the Company for any potential excise tax assessed by the IRS for years subsequent to 1997. As a result, the Company has recorded a liability and a corresponding receivable of $2.4 million for 1998 and is reflected in the accompanying Condensed Consolidated Balance Sheets.

d.  Year 2000

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This report and the information incorporated by reference, may include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position, operating results and our business strategy are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

         Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are listed in our Registration Statement on Form S-3 (SEC File No. 333-48589).

RESULTS OF OPERATIONS

The Company has three reportable business segments;

     -    manufacturing,
     -    retail and distribution, and
     -    leasing and finance operations

The manufacturing segment principally produces trailers and related components and sells to customers who purchase directly from the Company or through independent dealers. The manufacturing segment also produces trailers and related components for the Company's retail and distribution segment. The retail and distribution segment sells new and used trailers, aftermarket parts, and performs service repair on used trailers through its retail branch network. Leasing and finance operations segment provides leasing and finance programs to its customers for new and used trailers.

     Net Sales

         Consolidated net sales for the first quarter of 1999 increased approximately $48.0 million or 16.4% compared to the same period in 1998. Sales increased in all of the Company's operating segments.

         The manufacturing segment's net sales rose 17.9% or $39.3 million in the first quarter of 1999 compared to the same period in 1998. This increase was driven by a 9.0% increase in the average price per unit sold coupled with an increase of 7.8% in the number of new trailers sold, from approximately 13,000 units in the first quarter of 1998 to approximately 14,000 in the first quarter of 1999. The manufacturing segment's production mix continues to improve as a result of the strong demand for the Company's proprietary DuraPlate(TM) trailer.

         The retail and distribution segment's net sales rose 6.4% or $4.4 million in the first quarter of 1999 compared to the same period in 1998. This increase was primarily driven by an 87.7% increase in used trailer revenues partially offset by a decrease in new trailer revenues, aftermarket parts revenues and service revenues of 17.2%, 1.8% and 19.3%, respectively. The increase in used trailer revenues is a result of the Company's strategy to increase its used trailer marketing efforts and capacity through its retail branch network, particularly related to used trailers taken in trade on new trailer transactions. The decrease in new trailer revenues, aftermarket parts revenues and service revenues was primarily the result of lost sales due to inclement weather conditions throughout the mid-western part of the country during the first quarter of 1999, as well as the temporary adverse impact caused by the Company's consolidation of its two aftermarket parts operations. The number of new trailers sold in the retail and distribution segment declined from approximately 1,300 units in the first quarter of 1998 to approximately 950 units in the first quarter of 1999.

         The leasing and finance segment's net sales rose 75.7% or $4.3 million in the first quarter of 1999 compared to the same period in 1998 due to a $4.4 million increase in the sale of used trailers that had previously been leased.

    Gross Profit

         Gross profit as a percentage of sales totaled 8.0% for the first quarter of 1999 compared to 8.8% for the same period in 1998. Gross profit was impacted by an improved product mix toward more proprietary products and reduced material costs (specifically hardwood flooring costs) following the Company's July, 1998 acquisition of the Cloud Companies. However, more than offsetting this improvement was the temporary adverse impact caused by the Company's consolidation of its two aftermarket parts operations, a higher proportion of used trailer sales at lower gross profit percentages than the consolidated margin and operating inefficiencies in its manufacturing and retail and distribution businesses as a result of the severe adverse weather conditions during the first quarter.

    Income From Operations

         Income from operations for the first quarter of 1999 as a percentage of net sales was 4.4% compared to 5.6% for the same period in 1998. Income from operations in 1999 was impacted primarily by the decrease in gross profit margins previously discussed as well as increased selling, general and administrative expenses. The increase in selling, general and administrative expenses primarily reflects increased selling expenses incurred in the retail and distribution segment principally to support increased used trailer sales, as previously discussed, as well as other sales related expenses in the manufacturing segment associated with higher sales volume.

    Interest Expense

         Interest expense for the three month period ended March 31, 1999 totaled $3.0 million compared to $4.6 million in the same period in 1998. The decrease in interest expense primarily reflects lower borrowings on the Company's revolving credit facility during 1999 as a result of the cash generated from the Company's accounts receivable securitization facility established in March 1998 and the Company's April 1998 common stock offering.

    Taxes

         The provision for income taxes for the three month period ended March 31, 1999 and 1998 of $4.4 million and $4.7 million respectively, represents 41.0% and 40.1% of pre-tax income for the periods. The effective tax rates are higher than the Federal statutory rates of 35% due primarily to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Operating Activities

         Net cash used in operating activities was $26.3 million during the first three months of 1999 primarily as a result of net income, the add-back of non-cash charges for depreciation and amortization, and changes in working capital. Changes in working capital consisted primarily of increased inventory and accounts receivable balances due to higher sales activity, particularly during the last month of the quarter, offset by related increases in accounts payable and accrued liabilities. In addition, a refund for the overpayment of income taxes in 1998 resulted in a favorable decrease in Prepaid expenses and other.

         On March 31, 1998, the Company replaced its existing $40 million receivable sale and servicing agreement with a new three-year trade receivable securitization facility. The new facility allows the Company to sell, without recourse on an on-going basis, all of its accounts receivable to Wabash Funding Corporation (Funding Corp.), a wholly-owned unconsolidated subsidiary of the Company. Simultaneously, the Funding Corp. has sold and, subject to certain conditions, may from time to time sell an undivided interest in those receivables to a large financial institution. At March 31, 1998 and 1999, $83 million and $105 million of proceeds, respectively, were outstanding under this facility.

    Investing Activities

         Net cash used in investing activities of $7.0 million during the first three months of 1999 was primarily due to capital expenditures of $14.4 million partially offset by a $6.8 million net cash inflow related to the reduction in the Company's leasing portfolio.

         Capital expenditures during the period were associated with the following:

         - increasing productivity within the Company's manufacturing operations in Lafayette, Indiana;
         - development of a new state of the art painting and coating system and plant expansion at its trailer manufacturing facility in Huntsville, Tennessee;
         - increasing capacity and manufacturing productivity at its hardwood flooring operations in Arkansas;

         - the acquisition of property related to the Company's branch expansion strategy;
         - the development of a new computer system in the Company's retail branch network; and
         -    other operating purposes.

The Company anticipates future capital expenditures related to the continuation of the capital projects previously discussed and other activities to be $60-$80 million over the next twelve to twenty-four months. The decrease in the Finance Company's lease portfolio was the result of the sale of certain used trailers during the period which were previously leased.

    Financing Activities

         Net cash used in financing activities of $3.1 million during the first three months of 1999 was primarily due to the paydown of long-term debt of $1.8 million and the payment of common stock dividends and preferred stock dividends of $1.3 million in the aggregate.

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

YEAR 2000 READINESS DISCLOSURE

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

    Information Technology Systems

         The Company's assessment of all business critical IT hardware and software is approximately 99% complete and will continue throughout 1999 on subsequent acquisitions of IT systems. It has been determined that many of the Company's applications and systems are Year 2000 ready, however, it will be necessary to modify or replace other applications and systems. During this assessment, it was determined that systems in place within the Company's retail and distribution network and certain of its manufacturing operations are not Year 2000 ready. As a result, during 1999, the Company will install new application systems or modify existing systems within these areas in order to be Year 2000 ready. The installation and testing of the Company's retail and distribution system is scheduled for completion during the third quarter of 1999. Other maintenance and project activities to be conducted in 1999 have been initiated to bring the remaining hardware and software into compliance. If such projects are not completed timely, the Year 2000 issue could create a disruption in normal business operations but would not have a material impact on the operations of the Company. The Company's plan for IT items includes the following phases and timeline: (1) Assessment and Strategy - substantially completed in 1998 and (2) Design, Implementation, Testing and Validation - in process and scheduled to be substantially completed by mid 1999. Testing will continue throughout 1999 as new systems are acquired.

    Non-Information Technology Equipment

         The Company's assessment of non-IT manufacturing equipment is approximately 98% complete. It is expected that the assessment and necessary replacements or upgrades will be substantially completed by mid 1999. If upgrades and replacements are not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company. Assuming the "worst case scenario," without the use of essential manufacturing equipment, production would cease or be severely restricted until Year 2000 ready equipment can be installed. Testing of these systems will continue throughout 1999 as new manufacturing equipment is acquired.

    External Parties

         The Company has contacted its vendors and suppliers regarding the status of their Year 2000 readiness. Many vendors have given a positive indication that they are or will be ready. A follow-up inquiry program is in place with the parties identified as business critical. This process is ongoing and will continue throughout 1999. While compliance issues may be identified and addressed, this process may not fully ensure these parties' Year 2000 readiness. Disruptions in the operations of these parties could have an adverse financial and operational effect on the Company. The Company has formulated a contingency plan in the event business critical vendors do not achieve Year 2000 readiness and suffer substantial disruptions in their operations. This plan includes advance purchasing of critical production materials, identification of substitute materials already existing at the manufacturing sites and to contact alternate vendors previously identified for availability of critical materials or viable substitutes. In the event of IT failure in this area, purchase orders can be handwritten and forwarded via U.S. mail or fax.

         The Company has requested compliance information from its banks and it has been determined that they expect to be ready by the second quarter in 1999. The Company is currently identifying alternate banking relationships in the event that its current banks are determined not to be Year 2000 ready. In the event alternative banking relationships are required, they are expected to be in place by the third quarter in 1999.

    Costs of Compliance

         The Company estimates the total costs to be incurred in installing new application systems in the retail and distribution network and certain manufacturing operations, along with costs associated with Year 2000 readiness to be between $5.3 to $5.8 million. Through March 31, 1999, the Company has spent approximately $3.6 million, including internal labor costs, related to such activities.

         Management believes that, with modifications to existing software and conversions to new software and hardware, the Year 2000 issue is not likely to materially impact the Company's results of operations or financial position. The Company expects all of its internal business critical IT and non-IT systems to be Year 2000 ready and therefore no contingency plan is in place in the event of a particular system not being Year 2000 ready. Such a plan will be developed if it becomes clear that the Company is not going to achieve its scheduled readiness objectives. However, because most computer systems are interdependent by nature, there can be no assurance that the systems of other companies on which the Company's systems rely, will be timely converted and not have an adverse effect on the Company's systems.

BACKLOG

         The Company's backlog of orders was approximately $1.0 billion at both March 31, 1999 and December 31, 1998. The Company expects to fill a majority of its backlog within the next twelve months.

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

         The Company adopted, Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, during the first quarter of 1999. This pronouncement specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, when and over what period such costs should be amortized and what disclosures should be made regarding such costs. The adoption of this pronouncement did not have a material effect on its results of operations or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company has limited exposure to financial risk resulting from volatility in interest rates and foreign exchange rates. As of March 31, 1999, the Company had approximately $6 million of LIBOR based debt outstanding under its Revolving Credit Facility and $105 million of proceeds from its accounts receivable securitization facility, which also requires LIBOR based interest payments. A hypothetical 100 basis-point increase in the floating interest rate from the current level would correspond to a $1.1 million increase in interest expense over a one-year period. This sensitivity analysis does not account for the change in the Company's competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

         The Company enters into foreign currency forward contracts (principally against the German Deutschemark and French Franc) to hedge the net receivable/payable position arising from trade sales (including lease revenues) and purchases primarily with regard to the Company's European RoadRailer operations. The Company does not hold or issue derivative financial instruments for speculative purposes. A hypothetical 10% adverse change in foreign currency exchange rates would have an immaterial effect on the Company's financial position and results of operations. Additional disclosure related to the Company's risk management policies are discussed in Note 2 to the Consolidated Financial Statements included in the Company's 1998 Annual Report on Form 10-K.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Footnote 7 to the Condensed Consolidated Financial Statements for information related to Legal Proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         27.00    Financial Data Schedule

(b)      Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WABASH NATIONAL CORPORATION

Date:  May 14, 1999                   By:      /s/ Rick B. Davis
       ------------                            -----------------
                                               Rick B. Davis
                                               Corporate Controller
                                                        and
                                               Executive Officer
                                               (Principal Accounting Officer)