Form 10-Q
period 1999-06-30
WABASH NATIONAL CORP /DE
filed 1999-08-13
CIK 879526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
[X]                    THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 1999
                                       OR
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

The number of shares of common stock outstanding at August 13, 1999 was 22,978,377.

                           WABASH NATIONAL CORPORATION

                                      INDEX

                                    FORM 10-Q


PART I - FINANCIAL INFORMATION                                             Page
                                                                           -----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
         June 30, 1999 and December 31, 1998                                  1

         Condensed Consolidated Statements of Income
         for the three and six months ended June 30, 1999 and 1998            2

         Condensed Consolidated Statements of Cash Flows
         for the six months ended June 30, 1999 and 1998                      3

         Notes to Condensed Consolidated Financial Statements                 4

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          15


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   16

Item 2.  Changes in Securities and Use of Proceeds                           16

Item 3.  Defaults Upon Senior Securities                                     16

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 5.  Other Information                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                    16

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                June 30,   December 31,
                                                                                  1999         1998
                                                                               ----------  ------------
                                                                              (Unaudited)    (Note 1)

                                               ASSETS
                                               ------
CURRENT ASSETS:
     Cash and cash equivalents                                                 $  37,261    $  67,122
     Accounts receivable, net                                                    121,288       92,872
     Current portion of finance contracts                                          7,220        7,603
     Inventories                                                                 264,472      225,385
     Prepaid expenses and other                                                   14,779       19,833
                                                                               ---------    ---------
              Total current assets                                               445,020      412,815
                                                                               ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, net                                               157,882      136,001
                                                                               ---------    ---------

EQUIPMENT LEASED TO OTHERS, net                                                   34,029       43,066
                                                                               ---------    ---------

FINANCE CONTRACTS, net of current portion                                         63,501       66,369
                                                                               ---------    ---------

INTANGIBLE ASSETS, net                                                            31,961       32,637
                                                                               ---------    ---------

OTHER ASSETS                                                                      17,255       13,598
                                                                               ---------    ---------
                                                                               $ 749,648    $ 704,486
                                                                               =========    =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------

CURRENT LIABILITIES:
     Current maturities of long-term debt                                      $   2,729    $   3,089
     Accounts payable                                                            131,204      108,963
     Accrued liabilities                                                          42,028       29,507
                                                                               ---------    ---------
              Total current liabilities                                          175,961      141,559
                                                                               ---------    ---------

LONG-TERM DEBT, net of current maturities                                        163,041      165,215
                                                                               ---------    ---------

DEFERRED INCOME TAXES                                                             30,613       31,849
                                                                               ---------    ---------

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES                                    20,249       20,087
                                                                               ---------    ---------

STOCKHOLDERS' EQUITY:
     Preferred stock, aggregate liquidation value of $30,600                           5            5
     Common stock, 22,978,377 and 22,965,090 shares issued and outstanding           230          230
     Additional paid-in capital                                                  236,291      236,127
     Retained earnings                                                           124,537      110,693
     Treasury stock at cost, 59,600 common shares                                 (1,279)      (1,279)
                                                                               ---------    ---------
              Total stockholders' equity                                         359,784      345,776
                                                                               ---------    ---------
                                                                               $ 749,648    $ 704,486
                                                                               =========    =========

           See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)


                                                                  Three Months               Six Months
                                                                 Ended June 30,            Ended June 30,
                                                            ------------------------   ----------------------
                                                               1999          1998         1999         1998
                                                            ----------    ----------   ----------   ---------
                                                                   (Unaudited)               (Unaudited)
NET SALES                                                   $  380,203    $  337,733   $  721,827   $ 631,345

COST OF SALES                                                  346,104       313,695      660,502     581,419
                                                            ----------    ----------   ----------   ---------

        Gross Profit                                            34,099        24,038       61,325      49,926

GENERAL AND ADMINISTRATIVE EXPENSES                              6,763         5,727       13,944      12,030

SELLING EXPENSE                                                  4,940         3,219        9,979       6,197
                                                            ----------    ----------   ----------   ---------

        Income from operations                                  22,396        15,092       37,402      31,699

OTHER INCOME (EXPENSE):
        Interest expense                                        (2,975)       (3,527)      (5,988)     (8,176)
        Accounts receivable securitization costs                (1,320)       (1,241)      (2,750)     (1,334)
        Equity in losses of unconsolidated affiliate            (1,000)         (800)      (2,000)     (1,300)
        Other, net                                                 586           747        1,816       1,007
                                                            ----------    ----------   ----------   ---------

        Income before income taxes                              17,687        10,271       28,480      21,896

PROVISION FOR INCOME TAXES                                       7,340         4,068       11,766       8,735
                                                            ----------    ----------   ----------   ---------

        Net Income                                          $   10,347    $    6,203   $   16,714   $  13,161

PREFERRED STOCK DIVIDENDS                                          706           264        1,149         528
                                                            ----------    ----------   ----------   ---------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                 $    9,641    $    5,939   $   15,565   $  12,633
                                                            ==========    ==========     ========    ========

Earnings per share:
        Basic                                              $      0.42    $     0.27   $     0.68   $    0.60
                                                           ===========    ==========   ==========   =========
        Diluted                                            $      0.42    $     0.27   $     0.68   $    0.60
                                                           ===========    ==========   ==========   =========

Cash dividends per share                                   $    0.0375    $    0.035   $    0.075   $    0.07
                                                           ===========    ==========   ==========   =========





           See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                  Six Months
                                                                                 Ended June 30
                                                                           ------------------------
                                                                             1999            1998
                                                                           ------------------------
                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                               $  16,714      $  13,161
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities-
    Depreciation and amortization                                              9,933          8,062
    (Gain) loss on sale of property, plant and equipment                        (672)            65
    Bad debt provision                                                         1,315            395
    Deferred income taxes                                                     (3,125)         2,570
    Equity in losses of unconsolidated affiliate                               2,000          1,300
    Change in operating assets and liabilities:
      Accounts receivable                                                    (29,730)        12,607
      Inventories                                                            (39,087)       (25,000)
      Prepaid expenses and other                                               6,943          1,231
      Accounts payable and accrued liabilities                                34,733         29,137
      Other, net                                                                 379           (926)
                                                                           ---------      ---------

          Net cash (used in) provided by operating activities                   (597)        42,602
                                                                           ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                     (31,439)       (13,889)
    Net reduction (addition) to equipment leased to others                     3,408         (5,326)
    Net additions to finance contracts                                        (9,701)       (18,712)
    Investment in unconsolidated affiliate                                    (1,799)        (1,397)
    Proceeds from the sale of property, plant and equipment                    1,185            ---
    Proceeds from sale of leased equipment and finance contacts                9,494          9,397
    Principal payments on finance contracts                                    4,801          3,166
    Other, net                                                                   ---             24
                                                                           ---------      ---------

          Net cash used in investing activities                              (24,051)       (26,737)
                                                                           ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from:
      Long-term revolver                                                       9,300        140,600
      Common stock, net of expense                                               164         87,485
    Payments:
      Long-term debt                                                          (2,534)        (8,834)
      Long-term revolver                                                      (9,300)      (200,600)
      Common stock dividends                                                  (1,725)        (1,397)
      Preferred stock dividends                                               (1,118)          (528)
                                                                           ---------      ---------

          Net cash (used in) provided by financing activities                 (5,213)        16,726
                                                                           ---------      ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (29,861)        32,591

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              67,122         14,647
                                                                           ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  37,261      $  47,238
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

         In the opinion of the Company, the accompanying financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of the Company at June 30, 1999 and December 31, 1998, its results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. As amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, this standard is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. Management anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133, as amended by SFAS No. 137, will not have a significant effect on the Company's results of operations or its financial position.

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

b.   Inventories

Inventories consisted of the following (in thousands):   June 30,   December 31,
                                                           1999         1998
                                                         --------     --------
                                                        (Unaudited)

                  Raw material and components            $109,236     $104,174
                  Work in process                          15,599       12,159
                  Finished goods                           60,546       44,743
                  Aftermarket parts                        30,865       28,733
                  Used trailers                            48,226       35,576
                                                         --------     --------
                                                         $264,472     $225,385
                                                         ========     ========

c.   Reclassifications

         Certain items previously reported in specific consolidated financial statement captions have been reclassified to conform with the 1999 presentation.


NOTE 3.  SEGMENTS

         Under the provisions of SFAS No. 131, the Company has three reportable segments; manufacturing, retail and distribution, and leasing and finance operations. The manufacturing segment principally produces new trailers and sells them directly to certain customers or through independent dealers. The manufacturing segment also produces trailers for the retail and distribution segment. The retail and distribution segment sells new and used trailers, aftermarket parts, and performs service repair on used trailers through the Company's retail branch network. The leasing and finance segment provides leasing and finance programs to the Company's customers for new and used trailers. Reportable segment information is as follows (in thousands):

                                                  Retail and      Leasing       Combined                   Consolidated
                                  Manufacturing  Distribution   and Finance     Segments     Eliminations      Totals
                                  -------------  ------------   -----------     --------     ------------      ------
Three Months Ended
June 30, 1999
-----------------------
(unaudited)
Revenues
    External customers               $290,610      $ 80,801       $  8,792      $380,203       $    ---       $380,203
    Intersegment sales                 24,554           153          4,998        29,705        (29,705)           ---
                                     --------      --------       --------      --------       --------       --------
Total Revenues                       $315,164      $ 80,954       $ 13,790      $409,908       $(29,705)      $380,203
                                     ========      ========       ========      ========       ========       ========

Income from Operations               $ 19,960      $  1,561       $  1,790      $ 23,311       $   (915)      $ 22,396



Three Months Ended
June 30, 1998
-----------------------
(unaudited)
Revenues
    External customers               $252,471      $ 79,620       $  5,642      $337,733       $    ---       $337,733
    Intersegment sales                 12,372         1,212            641        14,225        (14,225)           ---
                                     --------      --------       --------      --------       --------       --------
Total Revenues                       $264,843      $ 80,832       $  6,283      $351,958       $(14,225)      $337,733
                                     ========      ========       ========      ========       ========       ========

Income from Operations               $ 11,813      $  2,432       $  1,412      $ 15,657       $   (565)      $ 15,092



Six Months Ended
June 30, 1999
-----------------------
(unaudited)
Revenues
    External customers               $549,612      $153,331       $ 18,884      $721,827       $    ---       $721,827
    Intersegment sales                 38,713           181          7,419        46,313        (46,313)           ---
                                     --------      --------       --------      --------       --------       --------
Total Revenues                       $588,325      $153,512       $ 26,303      $768,140       $(46,313)      $721,827
                                     ========      ========       ========      ========       ========       ========

Income from Operations               $ 33,226      $  2,294       $  3,083      $ 38,603       $ (1,201)      $ 37,402



Six Months Ended
June 30, 1998
-----------------------
(unaudited)
Revenues
    External customers               $472,171      $147,787       $ 11,387      $631,345       $    ---       $631,345
    Intersegment sales                 49,120         1,385            726        51,231        (51,231)           ---
                                     --------      --------       --------      --------       --------       --------
Total Revenues                       $521,291      $149,172       $ 12,113      $682,576       $(51,231)      $631,345
                                     ========      ========       ========      ========       ========       ========

Income from Operations               $ 24,060      $  5,136       $  2,821      $ 32,017       $   (318)      $ 31,699

NOTE 4.  EARNINGS PER SHARE

         A reconciliation of the numerators and denominators of the basic and diluted EPS computations, as required by SFAS No. 128, is presented below (in thousands except per share amounts):


                                                           Weighted
                                                           Average      Earnings
                                              Income        Shares     Per Share
                                             -----------------------------------
                                                         (Unaudited)
        Three Months Ended June 30, 1999
        --------------------------------

        Basic                                 $ 9,641       22,967       $0.42
                Options                           ---           33
                Preferred Stock                   295          823
        --------------------------------      -------    ---------
        Diluted                               $ 9,936       23,823       $0.42
        ================================      =======    =========       =====



        Three Months Ended June 30, 1998
        --------------------------------

        Basic                                 $ 5,939       22,036       $0.27
                Options                          ---           124
        --------------------------------      -------    ---------
        Diluted                               $ 5,939       22,160       $0.27
        ================================      =======    =========       =====


        Six Months Ended June 30, 1999
        --------------------------------

        Basic                                 $15,565       22,966       $0.68
                Options                         ---             16
        --------------------------------      -------    ---------
        Diluted                               $15,565       22,982       $0.68
        ================================      =======    =========       =====


        Six Months Ended June 30, 1998
        --------------------------------

        Basic                                 $12,633       21,002       $0.60
                Options                         ---            134
        --------------------------------      -------    ---------
        Diluted                               $12,633       21,136       $0.60
        ================================      =======    =========       =====



NOTE 5.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                         Six Months
                                                        Ended June 30,
                                                     -------------------
(In thousands)                                       1999          1998
--------------------------------------------------------------------------------
Cash paid during the period for:                        (unaudited)
   Interest, net of amounts capitalized             $6,024         $7,868
   Income taxes                                      7,252          7,553
--------------------------------------------------------------------------------

NOTE 6.  CONTINGENCIES

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

         From January 22, 1999 through February 24, 1999, five purported class action complaints were filed against the Company and certain of its officers in the United States District Court for the Northern District of Indiana. The complaints purported to be brought on behalf of a class of investors who purchased the Company's common stock between April 20, 1998 and January 15, 1999. The complaints alleged that the Company violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Act by disseminating false and misleading financial statements and reports respecting the first three quarters of the Company's fiscal year 1998. The complaints sought unspecified compensatory damages and attorney's fees, as well as other relief. In addition, on March 23, 1999 another purported class action lawsuit was also filed in the United States District Court for the Northern District of Indiana, naming the Company, its directors and the underwriters of the Company's April 1998 public offering. That complaint alleged that the Company and the individual defendants violated Section 11 of the Securities Act of 1933, and the Company, the individual defendants as "controlling persons" of the Company, and the underwriters are liable under Section 12 of that Act, by making untrue statements of material fact in and omitting material facts from the prospectus used in that offering. The complaint sought unspecified compensatory damages and attorney's fees, as well as other relief. Both the Securities Exchange Act complaints and the Securities Act complaint arise out of the restatement of the Company's financial statements for the first three quarters of 1998. At a hearing on May 10, 1999 and in an order entered on June 22, 1999, Judge Allen Sharp consolidated the six pending cases under the caption In re Wabash National Corporation Securities Litigation, No. 4:99CV0003AS, and established a schedule for further proceedings. Pursuant to the order, selected lead plaintiffs filed a Consolidated Class Action Complaint on July 6, 1999. The consolidated complaint repeats the claims made in the original complaints respecting the restatement and also alleges that the loss contingency for certain excise taxes, which Wabash disclosed on January 19, 1999, should have been recorded earlier. Under the schedule established by the Court, defendants may file motions to dismiss the consolidated complaint not later than September 7, 1999. Plaintiffs' opposing briefs will be due on October 4, 1999, and any reply by defendants will be due not later than October 11, 1999.

         The Company believes the allegations in the consolidated complaint are without merit, and intends to defend itself and its directors and officers vigorously. The Company believes the resolution of the lawsuit, including any Company indemnification obligations to its officers and directors and to the underwriters of its April 1998 public offering (as to which the Company is self-insured), will not have a material adverse effect on its financial position or future results of operations; however, at this early stage of the proceedings, no assurance can be given as to the ultimate outcome of the case.

     b.  Environmental

         The Company generates and handles certain material, wastes and emissions in the normal course of operations that are subject to various and evolving Federal, state and local environmental laws and regulations.

         The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for the treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of June 30, 1999, the estimated potential exposure for such costs ranges from approximately $0.7 million to approximately $2.7 million, for which the Company has a reserve of approximately $1.3 million. These reserves were recorded for exposures associated with the costs of environmental remediation projects to address soil and ground water contamination at certain of its facilities as well as the costs of removing underground storage tanks at its branch service locations. The possible recovery of insurance proceeds has not been considered in the Company's estimated contingent environmental costs.

         The Company acquired two new manufacturing sites in July, 1998 in connection with its acquisition of a trailer flooring business in Arkansas (the "Cloud Acquisition") and voluntarily disclosed to the United States Environmental Protection Agency (EPA) and the Arkansas Department of Pollution Control and Ecology (ADPC&E) potential soil and groundwater contamination. In association with both the EPA and the ADPC&E, the Company has submitted a sampling plan to ADPC&E for monitoring and any required remediation. This matter is at an early stage and it is not possible to predict the outcome with certainty. The Company has recorded a reserve of $1.0 million related to these issues based on currently available information and does not believe the outcome of this matter will be material to the consolidated results of operations or financial condition of the Company. The Company is indemnified by the Sellers of the acquired companies and the Company believes that these matters would be covered by the indemnification.

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

c.       Tax Assessment

         On December 24, 1998, the Company received notice from the Internal Revenue Service that it intends to assess federal excise tax on certain used trailers restored by the Company for a single customer during 1996 and 1997. The Company strongly disagrees with and intends to vigorously contest the assessment. In applying generally accepted accounting principles, the Company recorded a $4.6 million accrual in 1998 for this loss contingency that is reflected in the accompanying Condensed Consolidated Balance Sheets. The Company continued the restoration program with the same customer during 1998 and 1999. As a result, the Company has a contingent liability and a corresponding receivable in the accompanying Condensed Consolidated Balance Sheets of $4.3 million and $2.4 million at June 30, 1999 and December 31, 1998, respectively. The customer has agreed to indemnify the Company for any potential excise tax assessed by the IRS for trailers sold and delivered after January 1, 1998.

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

         Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are listed in our Registration Statement on Form S-3 (SEC File No. 333-48589) under the heading "Risk Factors."

RESULTS OF OPERATIONS

The Company has three reportable business segments;

    *    manufacturing,
    *    retail and distribution, and
    *    leasing and finance operations

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

         Net Sales

         Consolidated net sales for the three-month period ended June 30, 1999 increased approximately $42.5 million or 12.6% compared to the same period in 1998 and were $90.5 million or 14.3% higher for the six-month period ended June 30, 1999 compared to the same period in 1998. Sales increased in all of the Company's business segments.

         The manufacturing segment's net sales rose 19.0% or $50.3 million in the second quarter of 1999 compared to the same period in 1998 and were $67.0 million or 12.9% higher for the six-month period ended June 30, 1999 compared to the same period in 1998. These increases were driven by a 14.6% increase (16,600 units vs. 14,480 units) and a 15.5% increase (31,780 units vs. 27,510 units) in the number of new trailers sold during the three and six-month periods ended June 30, 1999 compared to the same periods in 1998, respectively. Strong demand for the Company's proprietary DuraPlate(TM) trailer continues to drive increased new trailer revenues in the manufacturing segment.

         The retail and distribution segment's net sales rose 0.2% or $0.1 million in the second quarter of 1999 compared to the same period in 1998 and were $4.3 million or 2.9% higher for the six-month period ended June 30, 1999 compared to the same period in 1998. The increase in net sales was due to an increase in used trailer revenues, which was offset partially by decreases in new trailer revenues, aftermarket parts revenues and service revenues. The increase in used trailer revenues is a result of the Company's strategy to increase its used trailer marketing efforts and capacity through its retail branch network, particularly related to used trailers taken in trade on new trailer transactions. Inclement weather conditions throughout the mid-western part of the country during the first quarter of 1999 coupled with the temporary adverse impact of the Company's consolidation of its aftermarket parts operations negatively impacted sales of new trailers, aftermarket parts and service compared to 1998. The number of new trailers sold in the retail and distribution segment during the three and six-month periods ended June 30, 1999, were approximately 1,500 and 2,400, respectively, compared to approximately 1,500 and 2,800 in the three and six-month periods ended June 30, 1998, respectively.

         The Company continues to pursue its branch expansion strategy of approximately 20 locations; which includes the replacement of certain existing sites within the same market as well as the addition of locations in new markets throughout North America. The majority of the new locations are expected to become operational during the second half of 1999 and the first half of 2000 with the remainder becoming operational thereafter.

         The leasing and finance segment's net sales rose 119.5% or $7.5 million in the second quarter of 1999 compared to the same period in 1998 and were 117.1% or $14.2 million higher for the six-month period ended June 30, 1999 compared to the same period in 1998. These increases were primarily due to an increase in the sale of used trailers to external customers and to the retail branch network, for used trailers coming off lease.

         Gross Profit

         Gross profit as a percentage of sales totaled 9.0% for the second quarter of 1999 compared to 7.1% for the same period in 1998 and totaled 8.5% for the six-month period ended June 30, 1999 compared to 7.9% for the same period in 1998. The increase in gross profit percentages in 1999 is primarily due to an improved production mix toward more proprietary products and reduced material costs (specifically hardwood flooring costs) following the Company's July, 1998 Cloud Acquisition. Partially offsetting these factors is the temporary adverse impact caused by the Company's consolidation of its two aftermarket parts operations, the continued reconfiguration of its retail and distribution network and the severe adverse weather impact incurred during the first quarter of 1999.

         Income from Operations

         Income from operations as a percentage of sales was 5.9% for the second quarter of 1999 compared to 4.5% for the same period in 1998 and was 5.2% for the six-month period ended June 30, 1999 compared to 5.0% for the same period in 1998. Income from operations in 1999 was impacted primarily by the increase in gross profit margins previously discussed offset somewhat by increased selling, general and administrative expenses. The increase in selling, general and administrative expenses primarily reflects increased selling expenses incurred in the retail and distribution segment principally to support increased used trailer sales, as previously discussed, as well as other sales-related expenses in the manufacturing segment associated with higher sales volume.

         Other Income (Expense)

         Interest expense for the second quarter of 1999 totaled $3.0 million compared to $3.5 million for the same period in 1998 and totaled $6.0 million for the six-month period ended June 30, 1999 compared to $8.2 million for the same period in 1998. The decrease in interest expense primarily reflects lower borrowings on the Company's revolving credit facility during 1999 as a result of the cash generated from the Company's accounts receivable securitization facility established in March 1998 and the Company's April 1998 common stock offering.

         Other, net for the second quarter of 1999 totaled $0.6 million compared to $0.7 million for the same period in 1998 and totaled $1.8 million for the six-month period June 30, 1999 compared to $1.0 million for the same period in 1998. Other, net is comprised primarily of interest income and gain on the sale of property, plant and equipment.

         Taxes

         The provision for income taxes for the three and six month periods ended June 30, 1999 of $7.3 million and $11.8 million, respectively, represents 41.5% and 41.3% of pre-tax income for the periods compared to the provision of $4.1 million and $8.7 million, or 39.6% and 39.9% of pre-tax income, respectively, for the same periods in 1998. The effective tax rates are higher than the Federal statutory rates of 35% due primarily to state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

         Operating Activities

         Net cash used in operating activities was $0.6 million during the first six months of 1999 primarily as a result of net income, the add-back of non-cash charges for depreciation and amortization, and changes in working capital. Changes in working capital consisted primarily of increased inventory and accounts receivable balances due to higher sales activity offset in part by related increases in accounts payable and accrued liabilities.

         On March 31, 1998, the Company replaced its existing $40 million receivable sale and servicing agreement with a new three-year trade receivable securitization facility. The new facility allows the Company to sell, without recourse on an on-going basis, all of its accounts receivable to Wabash Funding Corporation (Funding Corp.), a wholly-owned unconsolidated subsidiary of the Company. Simultaneously, the Funding Corp. has sold and, subject to certain conditions, may from time to time sell an undivided interest in those receivables to a large financial institution. At June 30, 1998 and 1999, $83 million and $105 million of proceeds, respectively, were outstanding under this facility.

         Investing Activities

         Net cash used in investing activities of $24.1 million during the six months ended June 30, 1999 was primarily due to capital expenditures of $31.4 million partially offset by a $8.0 million net cash inflow related to the reduction in the Company's leasing portfolio.

         Capital expenditures during the period were primarily associated with the following:

         * Increasing automation within the Company's manufacturing operations in Lafayette, Indiana;

         * Development of a new state-of-the-art painting and coating system and plant expansion at its trailer manufacturing facility in Huntsville, Tennessee;

         * Increasing capacity and manufacturing productivity at its hardwood flooring operations in Arkansas;

         * The acquisition of property related to the Company's branch expansion strategy; and

         * The development of a new computer system in the Company's retail branch network


The Company anticipates future capital expenditures related to the continuation of the capital projects previously discussed and other activities to be $40 to $60 million over the next twelve to twenty-four months. The decrease in the Finance Company's leasing portfolio was the result of the sale of certain used trailers during the period which were previously leased.

         Financing Activities

         Net cash used in financing activities of $5.2 million during the six months ended June 30, 1999 was primarily due to the paydown of long-term debt of $2.5 million and the payment of common stock dividends and preferred stock dividends of $2.8 million in the aggregate.

         Other sources of funds for capital expenditures, continued expansion of businesses, dividends, principal repayments on debt, and working capital requirements are expected to be cash from operations, additional borrowings under the credit facilities, and term borrowings. The Company believes that these funding sources will be adequate for its anticipated requirements.

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

         Information Technology Systems

         The Company's assessment of all business critical IT hardware and software is complete and will continue throughout the remainder of 1999 on any subsequent acquisitions of IT systems. It has been determined that many of the Company's applications and systems are Year 2000 ready, however, it will be necessary to modify or replace other applications and systems. During this assessment, it was determined that systems in place within the Company's retail and distribution network and certain of its manufacturing operations are not Year 2000 ready. As a result, during 1999, the Company has installed and will install new application systems or modify existing systems within these areas in order to be Year

2000 ready. The installation and testing of the Company's retail and distribution system is scheduled for completion during the fourth quarter of 1999. Other modifications are being made to the hardware and software at certain of the Company's manufacturing locations. These modifications are scheduled to be completed during 1999. If such projects are not completed timely, the Year 2000 issue could create a disruption in normal business operations but would not have a material impact on the operations of the Company. The Company's plan for IT items includes the following phases and timeline: (1) Assessment and Strategy
- completed in 1999 and (2) Design, Implementation, Testing and Validation - in process and scheduled to be substantially completed during the fourth quarter 1999.

         Non-Information Technology Equipment

         The Company's assessment of business critical non-IT manufacturing equipment is complete and will continue throughout the remainder of 1999 on any subsequent acquisitions of non-IT manufacturing equipment. It is expected that the necessary replacements or upgrades on this equipment, resulting from this assessment, will be completed during the remainder of 1999. If upgrades and replacements are not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company. Assuming the "worst case scenario," without the use of essential manufacturing equipment, production would cease or be severely restricted until Year 2000 ready equipment can be installed. Testing of these systems will continue throughout 1999 as new manufacturing equipment is acquired.

         External Parties

         The Company has contacted its vendors and suppliers regarding the status of their Year 2000 readiness. Many vendors have given a positive indication that they are or will be ready. A follow-up inquiry program is in place with the parties identified as business critical. This process is ongoing and will continue throughout the remainder of 1999. While compliance issues may be identified and addressed, this process may not fully ensure these parties' Year 2000 readiness. Disruptions in the operations of these parties could have an adverse financial and operational effect on the Company. The Company has formulated a contingency plan in the event business critical vendors do not achieve Year 2000 readiness and suffer substantial disruptions in their operations. This plan includes advance purchasing of critical production materials, identification of substitute materials already existing at the manufacturing sites and to contact alternate vendors previously identified for availability of critical materials or viable substitutes. In the event of IT failure in this area, purchase orders can be handwritten and forwarded via U.S. mail or fax.

         The Company is conducting a follow-up inquiry with its banks on previous expectations of Year 2000 readiness by the close of the third quarter of 1999. The Company continues identifying alternate banking relationships in the event that its current banks are determined not to be Year 2000 ready. In the event alternative banking relationships are required, they are expected to be in place by the third quarter in 1999.

         Costs of Compliance

         The Company estimates the total costs to be incurred in installing new application systems in the retail and distribution network and certain manufacturing operations, along with costs associated with Year 2000 readiness to be between $5.9 to $6.4 million. Through June 30, 1999, the Company has spent approximately $4.9 million, including internal labor costs, related to such activities.

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

BACKLOG

         The Company's backlog of orders was approximately $1.2 billion and $1.0 billion at June 30, 1999 and December 31, 1998, respectively. The Company expects to fill a majority of its backlog within the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. As amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, this standard is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. Management anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133, as amended by SFAS No. 137, will not have a significant effect on the Company's results of operations or its financial position.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company has limited exposure to financial risk resulting from volatility in interest rates and foreign exchange rates. As of June 30, 1999, the Company had approximately $6 million of LIBOR based debt outstanding under its Revolving Credit Facility and $105 million of proceeds from its accounts receivable securitization facility, which also requires LIBOR based interest payments. A hypothetical 100 basis-point increase in the floating interest rate from the current level would correspond to a $1.1 million increase in interest expense over a one-year period. This sensitivity analysis does not account for the change in the Company's competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Footnote 6 to the Condensed Consolidated Financial Statements for information related to Legal Proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of security-holders on May 6, 1999, at which time the following nominees were elected to the Board of Directors:

                                                             WITHHOLD AUTHORITY
                NOMINEES                 FOR                      TO VOTE
                --------                 ---                      -------
         Richard E. Dessimoz          20,542,605                  373,781
         Donald J. Ehrlich            20,552,605                  363,781
         John T. Hackett              20,471,378                  445,008
         E. Hunter Harrison           20,469,480                  446,906
         Mark R. Holden               20,530,605                  385,781
         Ludvik F. Koci               20,471,480                  444,906

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         27.01    Financial Data Schedule

(b)      Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WABASH NATIONAL CORPORATION

Date:  August 13, 1999                  By:  /s/ Rick B. Davis
       ---------------                       -----------------
                                                 Rick B. Davis
                                                 Corporate Controller
                                                 (Principal Accounting Officer)
                                                          and
                                                 Duly Authorized Officer