Form 10-Q
period 1999-09-30
WABASH NATIONAL CORP /DE
filed 1999-11-15
CIK 879526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
[X]                   THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                       OR
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

The number of shares of common stock outstanding at November 15, 1999 was 22,979,017.

                           WABASH NATIONAL CORPORATION

                                      INDEX

                                    FORM 10-Q


PART I - FINANCIAL INFORMATION                                            Page

Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets at
               September 30, 1999 and December 31, 1998                     1

               Condensed Consolidated Statements of Income
               for the three and nine months ended
               September 30, 1999 and 1998                                  2

               Condensed Consolidated Statements of Cash Flows
               for the nine months ended September 30, 1999 and 1998        3

               Notes to Condensed Consolidated Financial Statements         4

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risks       15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 16

Item 2.  Changes in Securities and Use of Proceeds                         16

Item 3.  Defaults Upon Senior Securities                                   16

Item 4.  Submission of Matters to a Vote of Security Holders               16

Item 5.  Other Information                                                 16

Item 6.  Exhibits and Reports on Form 8-K                                  16

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                          September 30,  December 31,
                                                              1999          1998
                                                          ------------   -----------
                                                           (Unaudited)    (Note 1)
                                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                 $  32,373    $  67,122
  Accounts receivable, net                                    138,386       92,872
  Current portion of finance contracts                          7,556        7,603
  Inventories                                                 248,636      225,385
  Prepaid expenses and other                                   15,827       19,833
                                                            ---------    ---------
     Total current assets                                     442,778      412,815
                                                            ---------    ---------
PROPERTY, PLANT AND EQUIPMENT, net                            164,591      136,001
                                                            ---------    ---------
EQUIPMENT LEASED TO OTHERS, net                                42,834       43,066
                                                            ---------    ---------
FINANCE CONTRACTS, net of current portion                      65,570       66,369
                                                            ---------    ---------
INTANGIBLE ASSETS, net                                         30,737       32,637
                                                            ---------    ---------
OTHER ASSETS                                                   19,769       13,598
                                                            ---------    ---------
                                                            $ 766,279    $ 704,486
                                                            =========    =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES:
  Current maturities of long-term debt                      $   2,890    $   3,089
  Accounts payable                                            136,917      108,963
  Accrued liabilities                                          40,182       29,507
                                                            ---------    ---------
     Total current liabilities                                179,989      141,559
                                                            ---------    ---------
LONG-TERM DEBT, net of current maturities                     162,188      165,215
                                                            ---------    ---------
DEFERRED INCOME TAXES                                          34,227       31,849
                                                            ---------    ---------
OTHER NONCURRENT LIABILITIES AND CONTINGENCIES                 20,970       20,087
                                                            ---------    ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, aggregate liquidation value of $30,600           5            5
  Common stock, 22,979,017 and 22,965,090 shares issued and
  outstanding                                                     230          230
  Additional paid-in capital                                  236,382      236,127
  Retained earnings                                           133,567      110,693
  Treasury stock at cost, 59,600 common shares                 (1,279)      (1,279)
                                                            ---------    ---------
     Total stockholders' equity                               368,905      345,776
                                                            ---------    ---------
                                                            $ 766,279    $ 704,486
                                                            =========    =========


            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                                                 Three Months                    Nine Months
                                                             Ended September 30,              Ended September 30,
                                                          --------------------------        ------------------------
                                                             1999             1998             1999          1998
                                                          ---------        ---------        ----------    ----------
                                                                 (Unaudited)                      (Unaudited)
NET SALES                                                 $ 374,708        $ 334,113        $1,096,535    $  965,458

COST OF SALES                                               339,669          306,479         1,000,171       887,898
                                                          ---------        ---------        ----------    ----------
     Gross Profit                                            35,039           27,634            96,364        77,560

GENERAL AND ADMINISTRATIVE EXPENSES                           7,613            6,187            21,557        18,217

SELLING EXPENSE                                               4,978            3,286            14,956         9,483
                                                          ---------        ---------        ----------    ----------
     Income from operations                                  22,448           18,161            59,851        49,860

OTHER INCOME (EXPENSE):
     Interest expense                                        (3,341)          (3,382)           (9,329)      (11,558)
     Accounts receivable securitization costs                (1,481)          (1,282)           (4,231)       (2,616)
     Equity in losses of unconsolidated affiliate            (1,000)            (900)           (3,000)       (2,200)
     Other, net                                                 345              494             2,160         1,501
                                                          ---------        ---------        ----------    ----------
     Income before income taxes                              16,971           13,091            45,451        34,987

PROVISION FOR INCOME TAXES                                    6,606            5,182            18,371        13,917
                                                          ---------        ---------        ----------    ----------
     Net Income                                           $  10,365        $   7,909        $   27,080    $   21,070

PREFERRED STOCK DIVIDENDS                                       474              418             1,623           946
                                                          ---------        ---------        ----------    ----------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS               $   9,891        $   7,491        $   25,457    $   20,124
                                                          =========        =========        ==========    ==========
Earnings per share:
     Basic                                                $    0.43        $    0.33        $     1.11    $     0.93
                                                          =========        =========        ==========    ==========
     Diluted                                              $    0.43        $    0.33        $     1.10    $     0.92
                                                          =========        =========        ==========    ==========
Cash dividends per share                                  $   0.038        $   0.035        $    0.113    $    0.105
                                                          =========        =========        ==========    ==========




            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                            Nine Months
                                                                                         Ended September 30
                                                                                       1999              1998
                                                                                    ----------        ----------
                                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                     $   27,080        $   21,070
     Adjustments to reconcile net income to net cash
             provided by (used in) operating activities-
         Depreciation and amortization                                                  15,121            12,606
         Net gain on sale of property, plant and equipment                                (665)              ---
         Bad debt provision                                                              1,761               614
         Deferred income taxes                                                          (1,921)            6,370
         Equity in losses of unconsolidated affiliate                                    3,000             2,200
         Change in operating assets and liabilities:
             Accounts receivable                                                       (47,274)            4,548
             Inventories                                                               (23,251)          (23,783)
             Prepaid expenses and other                                                  8,305              (575)
             Accounts payable and accrued liabilities                                   38,598            28,689
             Other, net                                                                  1,018              (634)
                                                                                    ----------        ----------
                      Net cash provided by operating activities                         21,772            51,105
                                                                                    ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                                         (47,010)          (22,847)
          Net addition to equipment leased to others                                    (6,561)           (8,665)
          Net additions to finance contracts                                           (17,188)          (24,313)
          Acquisition, net of cash acquired                                                ---            (9,515)
          Investment in unconsolidated affiliate                                        (2,355)           (1,965)
          Proceeds from the sale of property, plant and equipment                        5,219               ---
          Proceeds from sale of leased equipment and finance contacts                   11,051             9,833
          Principal payments on finance contracts                                        7,470             5,495
          Other, net                                                                        (1)              117
                                                                                    ----------        ----------
                      Net cash used in investing activities                            (49,375)          (51,860)
                                                                                    ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from:
              Long-term revolver                                                       120,300           247,400
              Common stock, net of expense                                                 256            87,484
          Payments:
              Long-term debt                                                            (3,226)          (28,280)
              Long-term revolver                                                      (120,300)         (292,000)
              Common stock dividends                                                    (2,584)           (2,201)
              Preferred stock dividends                                                 (1,592)             (792)
                                                                                    ----------        ----------
                      Net cash (used in) provided by financing activities               (7,146)           11,611
                                                                                    ----------        ----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (34,749)           10,856

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        67,122            14,647
                                                                                    ----------        ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $   32,373        $   25,503
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

         In the opinion of the Company, the accompanying financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of the Company at September 30, 1999 and December 31, 1998, its results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998.

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

b.       Inventories

Inventories consisted of the following (in thousands):

                                                  September 30,   December 31,
                                                      1999           1998
                                                   --------        --------
                                                  (Unaudited)
                Raw material and components        $ 93,733        $104,174
                Work in process                      18,885          12,159
                Finished goods                       48,670          44,743
                Aftermarket parts                    30,130          28,733
                Used trailers                        57,218          35,576
                                                   --------        --------
                                                   $248,636        $225,385
                                                   ========        ========

c.       Reclassifications

         Certain items previously reported in specific consolidated financial statement captions have been reclassified to conform with the 1999 presentation. Such reclassifications had no impact on net income.


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


                                           Retail and      Leasing         Combined                    Consolidated
                            Manufacturing  Distribution   and  Finance     Segments     Eliminations      Totals
                            -------------  ------------   ------------    ----------    ------------   ------------
Three Months Ended
September 30, 1999
------------------
(unaudited)
Revenues
    External customers          $285,648      $ 78,640        $10,420      $  374,708     $    ---      $  374,708
    Intersegment sales            28,693           483          1,625          30,801      (30,801)            ---
                                --------      --------        -------      ----------     --------      ----------
Total Revenues                  $314,341      $ 79,123        $12,045      $  405,509     $(30,801)     $  374,708
                                ========      ========        =======      ==========     ========      ==========
Income from Operations          $ 19,593      $  1,622        $ 1,552      $   22,767     $   (319)     $   22,448

Three Months Ended
September 30, 1998
------------------
(unaudited)
Revenues
    External customers          $261,998      $ 66,122        $ 5,993      $  334,113     $    ---      $  334,113
    Intersegment sales            12,394         2,295            658          15,347      (15,347)            ---
                                --------      --------        -------      ----------     --------      ----------
Total Revenues                  $274,392      $ 68,417        $ 6,651      $  349,460     $(15,347)     $  334,113
                                ========      ========        =======      ==========     ========      ==========
Income from Operations          $ 13,899      $  2,451        $ 1,615      $   17,965     $    196      $   18,161

Nine Months Ended
September 30, 1999
------------------
(unaudited)
Revenues
    External customers          $835,260      $231,971        $29,304      $1,096,535     $    ---      $1,096,535
    Intersegment sales            67,406           664          9,044          77,114      (77,114)            ---
                                --------      --------        -------      ----------     --------      ----------
Total Revenues                  $902,666      $232,635        $38,348      $1,173,649     $(77,114)     $1,096,535
                                ========      ========        =======      ==========     ========      ==========
Income from Operations          $ 52,820      $  3,916        $ 4,635      $   61,371     $ (1,520)     $   59,851


Nine Months Ended
September 30, 1998
------------------
(unaudited)
Revenues
    External customers          $734,169      $213,909        $17,380      $  965,458     $    ---      $  965,458
    Intersegment sales            61,514         3,680          1,384          66,578      (66,578)            ---
                                --------      --------        -------      ----------     --------      ----------
Total Revenues                  $795,683      $217,589        $18,764      $1,032,036     $(66,578)     $  965,458
                                ========      ========        =======      ==========     ========      ==========

Income from Operations          $ 37,959      $  7,587        $ 4,436      $   49,982     $   (122)     $   49,860

NOTE 4.  EARNINGS PER SHARE

         A reconciliation of the numerators and denominators of the basic and diluted EPS computations, as required by SFAS No. 128, is presented below (in thousands except per share amounts):


                                                                                    Weighted
                                                                                     Average      Earnings
                                                                    Income           Shares      Per Share
                                                                 --------------------------------------------
                                                                                (Unaudited)
             Three Months Ended September 30, 1999
             -----------------------------------------------

             Basic                                                   $ 9,891          22,979        $0.43
                     Options                                             ---              80
                     Preferred Stock                                     295             823
             -----------------------------------------------     ------------------------------
             Diluted                                                 $10,186          23,882        $0.43
             ===============================================     ============================================

             Three Months Ended September 30, 1998
             -----------------------------------------------

             Basic                                                   $ 7,491          22,962        $0.33
                     Options                                             ---              26
                     Preferred Stock                                     264             823
             -----------------------------------------------     ------------------------------
             Diluted                                                 $ 7,755          23,811        $0.33
             ===============================================     ============================================


             Nine Months Ended September 30, 1999
             -----------------------------------------------

             Basic                                                   $25,457          22,970        $1.11
                     Options                                             ---              38
                     Preferred Stock                                     854             823
             -----------------------------------------------     ------------------------------
             Diluted                                                 $26,311          23,831        $1.10
             ===============================================     ============================================


             Nine Months Ended September 30, 1998
             -----------------------------------------------

             Basic                                                   $20,124          21,662        $0.93
                     Options                                             ---              98
             -----------------------------------------------     ------------------------------
             Diluted                                                 $20,124          21,760        $0.92
             ===============================================     ============================================

NOTE 5.  SUPPLEMENTAL CASH FLOW INFORMATION
                                                              Nine Months
                                                          Ended September 30,
(In thousands)                                              1999        1998
--------------------------------------------------------------------------------
Cash paid during the period for:
    Interest                                             $  10,710    $  10,752
    Income taxes                                            14,623       10,464
--------------------------------------------------------------------------------
Noncash investing and financing activities:
    Preferred stock issued for acquisition                     ---       13,004
    Common stock issued for acquisition                        ---          ---
--------------------------------------------------------------------------------
Acquisitions, net of cash acquired:
   Accounts receivable, net                              $     ---    $   4,952
   Inventory, net                                              ---       16,405
   Prepaid expenses and other                                  ---          743
   Property, plant and equipment                               ---        8,333
   Goodwill and other intangibles                              ---       22,956
   Deferred income taxes                                       ---        1,265
   Other assets                                                ---        1,203
   Current liabilities                                         ---       (8,243)
   Current maturities of long-term debt                        ---      (18,753)
   Non-current liabilities                                     ---       (3,400)
   Long-term debt, net of current maturities                   ---       (2,942)
   Stock issued                                                ---      (13,004)
--------------------------------------------------------------------------------
Net cash paid for acquisition                            $     ---    $  (9,515)
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

         From January 22, 1999 through February 24, 1999, five purported class action complaints were filed against the Company and certain of its officers in the United States District Court for the Northern District of Indiana. The complaints purported to be brought on behalf of a class of investors who purchased the Company's common stock between April 20, 1998 and January 15, 1999. The complaints alleged that the Company violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Act by disseminating false and misleading financial statements and reports respecting the first three quarters of the Company's fiscal year 1998. The complaints sought unspecified compensatory damages and attorney's fees, as well as other relief. In addition, on March 23, 1999, another purported class action lawsuit was also filed in the United States District Court for the Northern District of Indiana, naming the Company, its directors and the underwriters of the Company's April 1998 public offering. That complaint alleged that the Company and the individual defendants violated Section 11 of the Securities Act of 1933, and the Company, the individual defendants as "controlling persons" of the Company, and the underwriters are liable under Section 12 of that Act, by making untrue statements of material fact in and omitting material facts from the prospectus used in that offering. The complaint sought unspecified compensatory damages and attorney's fees, as well as other relief. Both the Securities Exchange Act complaints and the Securities Act complaint arise out of the restatement of the Company's financial statements for the first three quarters of 1998. At a hearing on

May 10, 1999 and in an order entered on June 22, 1999, Judge Allen Sharp consolidated the six pending cases under the caption In re Wabash National Corporation Securities Litigation, No. 4:99CV0003AS, and established a schedule for further proceedings. Pursuant to the order, selected lead plaintiffs filed a Consolidated Class Action Complaint on July 6, 1999. The consolidated complaint repeats the claims made in the original complaints respecting the restatement and also alleges that the loss contingency for certain excise taxes, which Wabash disclosed on January 19, 1999, should have been recorded earlier. Under the schedule established and modified by the Court, defendants filed motions to dismiss the consolidated complaint on September 7, 1999, plaintiffs filed their opposing briefs on October 4, 1999 and defendants filed their reply briefs on October 12, 1999. A hearing on those motions is currently scheduled to take place on December 8, 1999.

               The Company believes the allegations in the consolidated complaint are without merit, and intends to defend itself and its directors and officers vigorously. The Company believes the resolution of the lawsuit (as to which the Company is self-insured), including any Company indemnification obligations to its officers and directors and to the underwriters of its April 1998 public offering, will not have a material adverse effect on its financial position or future results of operations; however, at this early stage of the proceedings, no assurance can be given as to the ultimate outcome of the case.

     b.  Environmental

               The Company generates and handles certain material, wastes and emissions in the normal course of operations that are subject to various and evolving Federal, state and local environmental laws and regulations.

               The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for the treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of September 30, 1999, the estimated potential exposure for such costs ranges from approximately $0.6 million to approximately $2.2 million, for which the Company has a reserve of approximately $1.0 million. The reduction in the reserve during the first nine months of 1999 reflects payments made during the period and a $0.3 million change in estimate resulting from experience and the availability of additional information. These reserves were recorded for exposures associated with the costs of environmental remediation projects to address soil and ground water contamination at certain of its facilities as well as the costs of removing underground storage tanks at its branch service locations. The possible recovery of insurance proceeds has not been considered in the Company's estimated contingent environmental costs.

               The Company acquired two new manufacturing sites in July 1998 in connection with its acquisition of a trailer flooring business in Arkansas (the "Cloud Acquisition") and voluntarily disclosed to the United States Environmental Protection Agency (EPA) and the Arkansas Department of Pollution Control and Ecology (ADPC&E) potential soil and groundwater contamination. In association with both the EPA and the ADPC&E, the Company has submitted a sampling plan to ADPC&E for monitoring and any required remediation. This matter is at an early stage and it is not possible to predict the outcome with certainty. The Company has recorded a reserve of $1.0 million related to these issues based on currently available information and does not believe the outcome of this matter will be material to the consolidated results of operations or financial condition of the Company. The Company is indemnified by the Sellers of the acquired companies and the Company believes that these matters would be covered by the indemnification.

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

     c.  Tax Assessment

               On December 24, 1998, the Company received notice from the Internal Revenue Service that it intends to assess federal excise tax on certain used trailers restored by the Company for a single customer during 1996 and 1997. The Company strongly disagrees with and intends to vigorously contest the assessment. In applying generally accepted accounting principles, the Company recorded a $4.6 million accrual in 1998 for this loss contingency that is reflected in the accompanying Condensed Consolidated Balance Sheets. The Company continued the restoration program with the same customer during 1998 and 1999. As a result, the Company has a contingent liability and a corresponding receivable in the accompanying Condensed Consolidated Balance Sheets of $4.9 million and $2.4 million at September 30, 1999 and December 31, 1998, respectively. The customer has agreed to indemnify the Company for any potential excise tax assessed by the IRS for trailers sold and delivered after January 1, 1998.

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

     Net Sales

               Consolidated net sales for the three-month period ended September 30, 1999 increased approximately $40.6 million or 12.2% compared to the same period in 1998 and were $131.1 million or 13.6% higher for the nine-month period ended September 30, 1999, compared to the same period in 1998. Sales increased in all of the Company's business segments.

               The manufacturing segment's external net sales rose 9.0% or $23.6 million in the third quarter of 1999 compared to the same period in 1998 and were $101.1 million or 13.8% higher for the nine-month period ended September 30, 1999 compared to the same period in 1998. These increases were primarily driven by a 10.2% increase (16,200 units vs. 14,700 units) and a 13.7% increase (48,000 units vs. 42,200 units) in the number of new trailers sold during the three and nine-month periods ended September 30, 1999 compared to the same periods in 1998, respectively. Strong demand for the

Company's proprietary DuraPlate trailer continues to drive increased new trailer revenues in the manufacturing segment.

               The retail and distribution segment's external net sales rose 18.9% or $12.5 million in the third quarter of 1999 compared to the same period in 1998 and were $18.1 million or 8.4% higher for the nine-month period ended September 30, 1999 compared to the same period in 1998. The increase in net sales during the three and nine-month periods ending September 30, 1999 was due to an increase in new and used trailer revenues offset partially by decreases in aftermarket parts and service revenues. The increase in new trailer revenue was driven primarily by a 54.5% increase (1,700 vs. 1,100) and a 5.1% increase (4,100 vs. 3,900) in the number of new trailers sold during the three and nine-month periods ended September 30, 1999 compared to the same periods in 1998, respectively. The increase in used trailer revenues is a result of the Company's strategy to increase its used trailer marketing efforts and capacity through its retail branch network, particularly related to used trailers taken in trade on new trailer transactions. Inclement weather conditions throughout the mid-western part of the country during the first quarter of 1999 coupled with the temporary adverse impact of the Company's consolidation of its aftermarket parts operations negatively impacted sales of new trailers, aftermarket parts and service compared to 1998.

               The Company continues to pursue its branch expansion strategy of approximately 20 locations; which includes the replacement of certain existing sites within the same market as well as the addition of locations in new markets throughout North America. The majority of the new locations are expected to become operational in the second half of 1999 and the first half of 2000 with the remainder becoming operational thereafter. The Company has entered into a letter of intent to acquire 4 retail branch locations in the Midwest and expects to complete this acquisition during the fourth quarter of 1999.

               The leasing and finance segment's external net sales rose 73.9% or $4.4 million in the third quarter of 1999 compared to the same period in 1998 and were 68.6% or $11.9 million higher for the nine-month period ended September 30, 1999 compared to the same period in 1998. These increases were primarily due to an increase in the sale of used trailers to external customers and to the retail branch network, for used trailers coming off lease, and to an increase in sales-type finance leases during the periods.

         Gross Profit

               Gross profit as a percentage of sales totaled 9.4% for the third quarter of 1999 compared to 8.3% for the same period in 1998 and totaled 8.8% for the nine-month period ended September 30, 1999 compared to 8.0% for the same period in 1998. The increase in gross profit percentages in 1999 is primarily due to an improved production mix toward more proprietary products and reduced material costs (specifically hardwood flooring costs) following the Company's July 1998 Cloud Acquisition. Partially offsetting these factors is the temporary adverse impact caused by the Company's consolidation of its two aftermarket parts operations, the continued reconfiguration of its retail and distribution network and the severe adverse weather impact incurred during the first quarter of 1999.

         Income from Operations

               Income from operations as a percentage of sales was 6.0% for the third quarter of 1999 compared to 5.4% for the same period in 1998 and was 5.5% for the nine-month period ended September 30, 1999 compared to 5.2% for the same period in 1998. Income from operations in 1999 was impacted primarily by the increase in gross profit margins previously discussed offset somewhat by increased selling, general and administrative expenses. The increase in selling, general and administrative expenses primarily reflects increased selling expenses incurred in the retail and distribution segment principally to support increased used trailer sales and other sales-related expenses in the manufacturing segment associated with higher sales volume.

         Interest Expense

               Interest expense for the third quarter of 1999 totaled $3.3 million compared to $3.4 million for the same period in 1998 and totaled $9.3 million for the nine-month period ended September 30, 1999 compared to $11.6 million for the same period in 1998. The decrease in interest expense primarily reflects lower borrowings on the Company's revolving credit facility during 1999 as a result of the cash generated from the Company's accounts receivable securitization facility established in March 1998 and the Company's April 1998 common stock offering.

         Taxes

               The provision for income taxes for the three and nine-month periods ended September 30, 1999 of $6.6 million and $18.4 million, respectively, represents 38.9% and 40.4% of pre-tax income for the periods compared to the provision of $5.2 million and $13.9 million, or 39.6% and 39.8% of pre-tax income, respectively, for the same periods in 1998. The effective tax rates are higher than the Federal statutory rates of 35% due primarily to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Operating Activities

               Net cash provided by operating activities was $21.8 million during the first nine months of 1999 primarily as a result of net income, the add-back of non-cash charges for depreciation and amortization, and changes in working capital. Changes in working capital consisted primarily of increased inventory and accounts receivable balances due to higher sales activity partially offset by related increases in accounts payable and accrued liabilities. In addition, a refund for the overpayment of income taxes in 1998 resulted in a favorable decrease in Prepaid expenses and other.

               On March 31, 1998, the Company replaced its existing $40 million receivable sale and servicing agreement with a new three-year trade receivable securitization facility. The new facility allows the Company to sell, without recourse on an on-going basis, all of its accounts receivable to Wabash Funding Corporation (Funding Corp.), a wholly-owned unconsolidated subsidiary of the Company. Simultaneously, the Funding Corp. has sold and, subject to certain conditions, may from time to time sell an undivided interest in those receivables to a large financial institution. At September 30, 1998 and 1999, $83 million and $105 million of proceeds, respectively, were outstanding under this facility.

         Investing Activities

               Net cash used in investing activities of $49.4 million during the nine months ended September 30, 1999 was primarily due to capital expenditures of $47.0 million coupled with a $5.2 million net cash outflow related to the Company's leasing portfolio. Partially offsetting this investing activity is a $4.0 million sale and leaseback transaction completed in September 1999 involving certain of the Company's manufacturing equipment.

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

         Financing Activities

               Net cash used in financing activities of $7.1 million during the nine months ended September 30, 1999, was primarily due to the paydown of long-term debt of $3.2 million and the payment of common stock dividends and preferred stock dividends of $4.2 million in the aggregate.

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

YEAR 2000 READINESS DISCLOSURE

               The Company continues to address the impact of the Year 2000 issue on its business. If not corrected, certain computer applications may fail or create erroneous results at the year 2000. Specifically, with respect to the Company, this includes applications within information technology (IT) as well as non-IT equipment and machinery that may contain embedded date-sensitive microcontrollers or microchips.

         Information Technology Systems

               The Company's assessment of all business critical IT hardware and software is complete and will continue throughout the remainder of 1999 on any subsequent acquisitions of IT systems. It has been determined that many of the Company's applications and systems are Year 2000 ready, however, it will be necessary to modify or replace other applications and systems. During this assessment, it was determined that systems in place within the Company's retail and distribution network and certain of its manufacturing operations are not Year 2000 ready. As a result, during 1999, the Company has installed and continues to install new application systems or modify existing systems within these areas in order to be Year 2000 ready. The installation and testing of the Company's retail and distribution system is on schedule for completion during the fourth quarter of 1999. Other modifications are being made to the hardware and software at certain of the Company's manufacturing locations. These modifications are on schedule to be completed during 1999. If such projects are not completed timely, the Year 2000 issue could create a disruption in normal business operations but would not have a material impact on the operations of the Company. The Company's plan for IT items includes the following phases and timeline: (1) Assessment and Strategy - completed in 1999 and (2) Design, Implementation, Testing and Validation - in process and scheduled to be completed during the fourth quarter 1999.

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

               The Company's major banking partners have indicated that they are Year 2000 ready and do not anticipate disruptions to normal business operations. These banks indicate that they have done extensive testing and have created contingency plans in the event that they are affected by the Year 2000 issue.

         Costs of Compliance

               The Company estimates the total costs to be incurred in installing new application systems in the retail and distribution network and certain manufacturing operations, along with costs associated with Year 2000 readiness to be between $7.4 to $8.1 million. Through September 30, 1999, the Company has spent approximately $6.3 million, including internal labor costs, related to such activities.

               Management believes that, with modifications to existing software and conversions to new software and hardware, the Year 2000 issue is not likely to materially impact the Company's results of operations or financial position. The Company expects all of its internal business critical IT and non-IT systems to be Year 2000 ready; however, a contingency plan is in place in the event of a particular system not being Year 2000 ready. This plan includes, at a minimum, the generation of payroll and production data necessary for the Company to operate in the event of a system failure. However, because most computer systems are interdependent by nature, there can be no assurance that the systems of other companies on which the Company's systems rely, will be timely converted and not have an adverse effect on the Company's systems.

BACKLOG

               The Company's backlog of orders was approximately $1.1 billion and $1.0 billion at September 30, 1999 and December 31, 1998, respectively. The Company expects to fill a majority of its backlog within the next twelve months.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

               The Company has limited exposure to financial risk resulting from volatility in interest rates and foreign exchange rates. As of September 30, 1999, the Company had approximately $6 million of LIBOR based debt outstanding under its Revolving Credit Facility and $105 million of proceeds from its accounts receivable securitization facility, which also requires LIBOR based interest payments. A hypothetical 100 basis-point increase in the floating interest rate from the current level would correspond to a $1.1 million increase in interest expense over a one-year period. This sensitivity analysis does not account for the change in the Company's competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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

         Not Applicable

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         27.01    Financial Data Schedule

(b)      Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WABASH NATIONAL CORPORATION

Date:  November 15, 1999                    By:  /s/ Rick B. Davis
       -----------------                         -----------------
                                                 Rick B. Davis
                                                 Corporate Controller
                                                 (Principal Accounting Officer)
                                                            and
                                                 Duly Authorized Officer