Form 10-K
period 1999-12-31
WABASH NATIONAL CORP /DE
filed 2000-03-29
CIK 879526

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999       COMMISSION FILE NUMBER 1-10883

                           WABASH NATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                          52-1375208
  (STATE OR OTHER JURISDICTION OF                             (IRS  EMPLOYER
   INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

     1000 SAGAMORE PARKWAY SOUTH                                   47905
           LAFAYETTE, INDIANA                                    (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (765) 771-5300
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

       Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
                Title of each class                       on which registered
                -------------------                      ---------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 24, 2000 was $403,677,329, based upon the closing price of the Company's common stock as quoted on the New York Stock Exchange composite tape on such date.

         The number of shares outstanding of the registrant's Common Stock and Series A Preferred Share Purchase Rights as of March 24, 2000 was 22,985,186.

         The Proxy Statement for Annual Meeting of Stockholders to be held May 9, 2000 is incorporated into this Form 10-K Part III by reference.

================================================================================

                                TABLE OF CONTENTS

                           WABASH NATIONAL CORPORATION
                            FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 1999

                                                                                                    PAGES
                                                                                                    -----

PART I.

Item 1.     Business.............................................................................     1

Item 2.     Properties...........................................................................     8

Item 3.     Legal Proceedings....................................................................     9

Item 4.     Submission of Matters to Vote of Security Holders....................................     9

PART II.

Item 5.     Market for the Registrant's Common Stock and Related Stockholder Matters.............     9

Item 6.     Selected Financial Data..............................................................     10

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
                Operations.......................................................................     11

Item 7A.    Quantitative and Qualitative Disclosures about Market Risks..........................     18

Item 8.     Financial Statements and Supplementary Data..........................................     19

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure.......................................................................     41

PART III.

Item 10.    Directors and Executive Officers of the Registrant...................................     42

Item 11.    Executive Compensation...............................................................     43

Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................     43

Item 13.    Certain Relationships and Related Transactions.......................................     44

PART IV.

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K......................     44

SIGNATURES ......................................................................................     46

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

         The Company's business strategy is to follow an integrated approach to engineering, manufacturing and marketing which emphasizes flexibility in product design and operations while preserving a low cost structure. Wabash seeks to identify and produce proprietary products in the trucking and bimodal industries which offer added value to customers and, therefore, generate higher profit margins than those associated with standard trailers. The Company has developed its leasing and finance business and expects to continue such development. The Company has also expanded and intends to further expand its factory-owned retail distribution network in order to more effectively distribute its products. The retail sale of new and used trailers, aftermarket parts and maintenance service generally provides the opportunity for higher gross margins. The Company believes that its RoadRailer(R) bimodal technology provides the opportunity to maintain a reputation for design and new product development leadership and to continue to develop an international presence. The important elements of the Company's strategies are:

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

         - Product Differentiation. Wabash has developed or acquired several proprietary products and processes, which it believes, are recognized as high in quality and distinctive in design. While the Company is a competitive producer of standardized products, it emphasizes the development and manufacture of distinctive and more customized products and believes that it has the engineering and manufacturing capability to produce these products efficiently. The Company expects to continue a program of aggressive product development and selective acquisitions of quality proprietary products that distinguish the Company from its competitors and provide opportunities for enhanced profit margins.

         - Corporate Culture. Since the Company's founding, management has fostered a corporate culture that emphasizes design and new product development capabilities as well as extensive employee involvement. All employees participate in extensive classroom training covering all aspects of the Company's business, including team building and problem solving, statistical process control, economics and finance. Wabash also employs a compensation program that rewards most hourly employees through the distribution of a percentage of the Company's after-tax profits. Wabash's safety program has been developed with employee participation and has been cited for each of the last eleven years (1988-1998) by the Truck Trailer Manufacturing Association for achieving the best safety record among large plants in the industry. The Company believes that its corporate culture has produced a highly trained and motivated workforce that understands the Company's business strategy and that is keenly interested in and rewarded by the success of the Company.

         Wabash was incorporated in Delaware in 1991 and is the successor by merger to a Maryland corporation organized in 1985 and operates in three segments, manufacturing; retail and distribution; and leasing and finance.

Manufacturing

         Wabash designs, manufactures and markets standard and customized truck trailers, including dry freight vans, refrigerated trailers and bimodal vehicles. The Company believes that it is the largest United States manufacturer of truck trailers and the leading manufacturer of composite trailers. In addition, the Company is the exclusive manufacturer of RoadRailer trailers, a patented bimodal technology owned by the Company that consists of trailers and detachable rail bogies that permit a vehicle to run both over the highway and directly on railroad lines.

         Wabash markets its products directly and through dealers to truckload and less-than-truckload (LTL) common carriers, private fleet operators, leasing companies, package carriers and intermodal carriers including railroads. The Company has established significant relationships as a supplier to many large customers in the transportation industry, none of which accounted for more than ten percent of the Company's net sales in 1999 and 1998 and only a few of which accounted for over ten percent of the Company's net sales in previous years, including those set forth below:

         - Truckload Carriers: Schneider National, Inc.; Werner Enterprises, Inc.; Swift Transportation Co., Inc.; Dart Transit; Heartland Express, Inc.; Crete Carrier Corporation; Knight Transportation, Inc.; U.S. Xpress Enterprises, Inc.; Frozen Food Express Industries (FFE); J.B. Hunt Transport Services, Inc.; KLLM, Inc.; Interstate Distributor Co.

         - Leasing Companies: Transport International Pool (TIP); Penske Truck Leasing; National Semi Trailer Corp.

         - Private Fleets: Safeway; DaimlerChrysler; The Kroger Company; Foster Farms

         - Less-Than-Truckload Carriers: Roadway Express, Inc.; Old Dominion Freight Line, Inc.; USF Holland; GLS Leasco; Yellow Services, Inc.

         -    Package Carriers: Federal Express Corporation

         - Domestic Intermodal Carriers: Triple Crown Services; National Rail Passenger Corp. (Amtrak); GATX Capital (in conjunction with Burlington Northern Santa Fe and Mark VII Transportation)

         - International Intermodal Carriers: Bayerische Trailerzug Gesellschaft (BTZ); Compagnie Nouvelle De Conteneurs (CNC); Canadian National Railroad

         In addition, on July 14, 1998, the Company acquired Cloud Corporation of Harrison, Arkansas and Cloud Oak Flooring Co., Inc. of Sheridan, Arkansas, manufacturers of laminated hardwood floors for the truck body and trailer industry. The Company believes it is the nation's largest consumer of trailer flooring and utilizes 100% of the production capacity of the acquired companies. The acquisition gives the Company the opportunity to enhance margins and ensure an adequate supply of a material that has experienced volatile pricing and limited supply. It also allows the Company to leverage its current research and development activity in high strength, lightweight reinforced hardwood to produce a proprietary flooring product. Through investment in additional assembly lines and drying capacity, the Company expects to increase the capacity of the manufacturing plants located in Sheridan and Harrison, Arkansas.

Retail and Distribution

         On April 16, 1997, the Company purchased certain assets of Fruehauf Trailer Corporation (Fruehauf). The assets purchased included the Fruehauf(R) and ProPar(R) brand names, certain patents and trademarks, retail outlets in 31 major metropolitan markets, an aftermarket parts distribution business based in Grove City, Ohio, a specialty trailer manufacturing plant in Huntsville, Tennessee and a trailer manufacturing plant in Ft. Madison, Iowa. As a result, the Company believes it has the largest company-owned distribution system in the industry selling new and used trailers, aftermarket parts and maintenance service. In addition, the Company rents used trailers, primarily on a short-term basis, through this distribution system. The retail sale of new and used trailers, aftermarket parts and maintenance service produces higher gross margins and tend to be more stable in demand. As a result, the Company intends to continue to place emphasis on this revenue source and continues to add additional retail outlets to its existing network either through acquisition or greenfield start-up. In addition, the Company recently combined its aftermarket parts distribution facilities into a newly acquired facility in Lafayette, Indiana to accommodate anticipated growth in its parts distribution business as a result of its retail expansion.

Leasing and Finance

         The Company's wholly owned subsidiary, Wabash National Finance Corporation (the Finance Company) provides leasing and finance programs to its customers for new and used trailers. This business tends to be more stable and predictable while at the same time provides the Company an additional channel of distribution for used trailers taken in trade on the sale of new trailers.

THE TRUCK TRAILER INDUSTRY

         The United States market for truck trailers and related products has historically been cyclical and has been affected by overall economic conditions in the transportation industry as well as regulatory changes. Management believes that customers historically have replaced trailers in cycles that run from approximately six to ten years. Both state and federal regulation of the size, safety features and configuration of truck trailers have led to increased demand for trailers meeting new regulatory requirements from time to time. Currently, for instance, most states permit the use of 53-foot trailers and this development has had a positive effect on trailer demand in the past few years.

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

         The following table sets forth domestic trailer shipments for the Company, its nine largest competitors and for the United States trailer industry as a whole:

                      1999      1998      1997         1996      1995      1994
                    -------   -------   -------      -------   -------   -------

WABASH ..........    69,772    61,061    48,346(1)    36,517    42,424    35,679
Great Dane ......    58,454    50,513    37,237       25,730    36,514    29,758
Trailmobile .....    31,329    23,918    18,239       11,094    21,239    16,671
Utility .........    30,989    26,862    23,084       19,731    25,068    19,501
Stoughton .......    14,673    11,750    11,700        8,300    14,770    13,000
Strick ..........    11,000    10,959    10,488        8,141    18,427    15,599
Dorsey ..........     9,013     8,375     7,939        8,595    12,276    12,010
HPA Monon .......     8,386     7,313     2,534       11,184    21,172    13,478
Fontaine ........     6,500     5,894     5,063        4,613     5,465     4,530
Hyundai .........     5,716     5,200     3,445        2,007     6,705     6,500

Total Industry ..   317,388   278,821   222,550      197,519   284,268   236,016

(1) Includes shipments of 1,467 units by Fruehauf in 1997 prior to the acquisition by Wabash of certain assets of Fruehauf. Sources: Southern Motor Cargo Magazine (C) 1999 (1998-1994) and Trailer Body Builders Magazine (1999 only), except foR 1999 Industry total, which is provided by America's Commercial Transportation (ACT) publications.

REGULATION

         Truck trailer length, height, width, maximum weight capacity and other specifications are regulated by individual states. The Federal Government also regulates certain safety features incorporated in the design of truck trailers, including new regulations in 1998 which required anti-lock braking systems (ABS) on all trailers produced beginning in March 1998 and certain rear bumper strength regulations effective at the beginning of 1998. Manufacturing operations are subject to environmental laws enforced by federal, state and local agencies. (See "Environmental Matters")

PRODUCT LINES

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

Transportation Equipment

         - Plate trailers. The aluminum plate trailer was introduced into the Company's product line in 1985. Since these trailers utilize thicker and more durable sidewalls than standard sheet and post or fiberglass reinforced plywood ("FRP") construction and avoid the use of interior liners, the life of the trailer is extended and maintenance costs are significantly reduced. In addition, the post used in constructing the sidewalls of the plate trailer is much thinner and therefore provides greater interior volume than a standard sheet and post trailer. Plate trailers are used primarily by truckload carriers. In late 1995, the Company introduced its composite plate trailer. Features of the new composite plate trailer include increased durability and greater strength than the aluminum plate trailer. The composite material is a high-density vinyl core with a steel skin. The Company holds a number of patents regarding its composite trailer and believes this proprietary trailer will continue to become a greater source of business. The Company believes that it is the largest producer of plate trailers in the United States.

         - RoadRailer trailers. In 1987, the Company began manufacturing RoadRailer trailers. RoadRailer trailers represent a patented bimodal technology consisting of a truck trailer and detachable rail "bogie" permitting a trailer to run both over the highway and directly on railroad lines. The Company believes that the RoadRailer system can be operated more efficiently than alternative intermodal systems such as "piggyback" or "stack" railcars which require terminal operators to transfer vehicles or containers to railcars. In 1991, the Company acquired the exclusive rights to market and exploit RoadRailer technology. By offering the bimodal technology in a number of variations, the Company believes it can increase its penetration of the intermodal market and enlarge its pool of potential customers. The current models are the ReeferRailer(R) trailer, the ChassisRailer(R)trailer, the PupRailer(R)trailer, the AutoRailer(R)trailer and the 19.5 RoadRaileR trailer. Management believes that RoadRailer trailers provide the opportunity for the Company to maintain a reputation for technological leadership in the transportation industry.

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

         - FRP vans and doubles. The Company's initial product was FRP trailers, which have been purchased primarily by LTL carriers utilizing doubles or triples. Motor carriers utilizing standard double or triple trailers frequently reach the maximum legal weight limits before they fill the capacity of the trailers. Since FRP trailers are lighter in weight than these double trailers, they enable LTL carriers to attain higher productivity than could be achieved using other types of double trailers.

         - Other. The Company's other transportation equipment includes container chassis, flatbed trailers, rollerbed trailers, soft-sided trailers, dumps and converter dollies.

Aftermarket Parts and Service

         The Company also offers replacement parts and accessories and provides maintenance service both for its own and competitors' trailers and related equipment. The aftermarket parts business is less cyclical than trailer sales and represents a stable business, which can produce high gross profit margins. The Company markets its aftermarket parts and services through its division, Wabash National Parts and through its wholly owned subsidiary, Fruehauf Trailer Services, Inc. Management expects that the manufacture and sale of aftermarket parts and maintenance service will be a growing part of its product mix as the number and age of its manufactured trailers in service increases and as the Company expands the number of factory-owned branches. Sales of these products and services represented 8.0%, 8.1% and 10.9% of net sales during 1999, 1998 and 1997, respectively.

Rental, Leasing and Finance

         Through 1991, the Company leased trailers to customers on a very limited basis, primarily involving used trailers taken in trade from other customers. In late 1991, the Company began to build its in-house capability to provide leasing programs to its customers through the Finance Company. In addition, in late 1998 the Company began offering a rental program for used trailers, primarily on a short-term basis, through its retail branch network. At December 31, 1999, the Company had approximately $50.4 million in equipment leased to others, net and $80.3 million invested in finance contracts. These leasing assets have been financed through term debt and equity. Leasing revenues of the Company represented 1.7%, 1.8% and 3.2% of net sales during 1999, 1998 and 1997, respectively.

Used Trailers

         The Company is also involved in the sale of used trailers, which are primarily trade-ins from its customers for new trailers. The Company generally sells its used trailers both directly through its factory-owned branch distribution system or through the Finance Company. Used trailer sales promote new sales by permitting trade-in allowances and have represented a stable source of revenue for the Company. The sale of used trailers represented 6.2%, 5.8% and 5.2% of net sales during 1999, 1998 and 1997, respectively.


CUSTOMERS

         The Company's customer base includes many of the nation's largest truckload common carriers, leasing companies, LTL common carriers, private fleet carriers, package carriers and domestic and international intermodal carriers including railroads. The Company believes it is the sole supplier of dry vans, refrigerated trailers and platform trailers to approximately 14 customers. Sales to these customers accounted for approximately 32.6%, 28.9% and 28.9% of the Company's new trailer sales in 1999, 1998 and 1997, respectively. The Company's international sales accounted for approximately 2.0% of net sales during 1999 and 1998 and 1.2% of net sales during 1997.

         No customer represented more than 10% of the Company's net sales in 1999, 1998 and 1997. The Company's net sales in the aggregate to its five largest customers were 22.2%, 18.3%, and 20.9% of its sales in 1999, 1998 and 1997, respectively.

         Truckload common carriers include large national lines as well as regional carriers. The large national truckload carriers, who continue to gain market share at the expense of both regional carriers and private fleets, typically purchase trailers in large quantities with highly individualized specifications. Trailers purchased by truckload common carriers including Schneider National, Inc., Werner Enterprises, Swift Transportation Co., Heartland Express, Inc., Dart Transit, Crete Carrier Corporation, Knight Transportation, Inc., U.S. Xpress Enterprises, Inc., FFE, J.B. Hunt Transport Services, Inc., KLLM, Inc. and Interstate Distributor Co. represented 54.3%, 44.7% and 42.2% of the Company's new trailer sales in 1999, 1998 and 1997, respectively.

         Leasing companies include large national companies as well as regional and local companies. Among leasing companies, the Company's customers include Transport International Pool (TIP), National Semi Trailer Corp. and Penske Truck Leasing. New trailer sales to leasing companies represented 6.0%, 10.0%, and 16.7% of new trailer sales in 1999, 1998 and 1997, respectively.

         Private fleet carriers represent the largest segment of the truck trailer industry in terms of total units, but are dominated by small fleets of 1 to 100 trailers. Among the larger private fleets, such as those of the large retail chain stores, automotive manufacturers and paper products, truck trailers are often ordered with customized features designed to transport specialized commodities or goods. Among private fleets, the Company's customers include DaimlerChrysler, Safeway, Foster Farms and The Kroger Company. New trailer sales to private fleets represented 6.4%, 7.5% and 6.7% of new trailer sales in 1999, 1998 and 1997, respectively.

         LTL carriers have experienced consolidation in recent years and the industry is increasingly dominated by a few large national and several regional carriers. Since the Highway Reauthorization Act of 1983 mandated that all states permit the use of 28-foot double trailers, there has been a conversion of nearly all LTL carriers to doubles operations. Order sizes for LTL carriers tend to be in high volume and with standard specifications. LTL carriers who have purchased Company products include Roadway Express, Inc., Old Dominion Freight Line, Inc., USF Holland, GLS Leasco and Yellow Services, Inc. New trailer sales to LTL carriers accounted for 9.1%, 11.9% and 14.1% of new trailer sales in 1999, 1998 and 1997, respectively.

         In the United States, Federal Express Corporation (FedEx) is one of two primary carriers dominating the package carrier industry. Package carriers have developed rigid specifications for their highly specialized trailers and have historically purchased trailers from a small number of suppliers, including Wabash. New trailer sales to package carriers represented 0.8%, 1.1% and 1.0% of new trailer sales in 1999, 1998 and 1997, respectively.

         Customers for the Company's proprietary RoadRailer products include U.S. and foreign intermodal carriers such as Triple Crown Services, Amtrak, Swift Transportation Co. Inc., GATX Capital (in conjunction with Burlington Northern Santa Fe and Mark VII Transportation), Bayerische Trailerzug Gesellschaft, Compagnie Nouvelle De Conteneurs and Canadian National Railroad. New trailer sales of RoadRailer products to these customers represented 2.8%, 4.7% and 4.5% of new trailer sales in 1999, 1998 and 1997, respectively. The Company believes that the RoadRailer technology has enabled it to develop an international presence. Anticipated sources of future revenue in the RoadRailer business also include license fees from the license of RoadRailer technology to overseas manufacturers.

         Retail sales of new trailers to independent operators through the Company's factory-owned distribution network provides the Company with access to smaller unit volume sales which typically generate higher gross margins. Retail sales of new trailers represented 8.9%, 9.2% and 8.0% of total new trailer sales in 1999, 1998 and 1997, respectively.

         The balance of new trailer sales in 1999, 1998 and 1997 were made to dealers and household moving carriers.

MARKETING AND DISTRIBUTION

         The Company markets and distributes its products directly through its factory-owned distribution network and through independent dealerships. Certain types of customers purchase directly from the factory. The factory direct accounts include the larger full truckload, LTL, package and household moving carriers and certain private fleets and leasing companies and are high volume purchasers. In the past, the Company has focused its resources on the factory direct market, where customers are generally aware of the Company's management and its reputation in the trailer manufacturing industry. The larger LTL and private fleets, as well as the national fleets which increasingly dominate the truckload segment, buy factory direct with a great deal of customization. These larger carriers generally will purchase the largest trailer allowable by law in the areas they intend to operate, with maximum interior space. These carriers are the largest customers of the plate trailers manufactured by the Company. The Company's factory direct sales are based on specific customer orders.

         As a result of the acquisition of certain assets of Fruehauf, the Company's distribution network affords the Company the ability to generate retail sales of trailers to smaller independent operators. In addition, this branch system enables the Company to provide maintenance and other services to customers on a nationwide basis and to take trade-ins, which are common with new trailer deals with fleet customers. In addition to the 31 factory-owned branches and 4 used trailer centers, the Company also sells its products through a nationwide network of over 100 full-line and over 150 parts only independent dealerships, which generally serve the trucking and transport industry. The dealers primarily serve intermediate and smaller sized carriers and private fleets in the geographic region where the dealer is located and on occasion may sell to large fleets. The dealers may also perform service work for many of their customers.

         The Company also provides rental, leasing and finance programs to its customers.

RAW MATERIALS

         The Company utilizes a variety of raw materials and components including steel, aluminum, lumber, tires and suspensions, which it purchases from a large number of suppliers. Significant price fluctuations or shortages in raw materials or finished components may adversely affect the Company's results of operations. In 1999 and for the foreseeable future, the raw material used in the greatest quantity will be composite plate material used on the Company's proprietary DuraPlate(TM) trailer. The composite material is comprised of an inner and outer lining made of high strengTH steel surrounding a vinyl core, of which both components are in ready supply. In August 1997, the Company completed construction of its own composite material facility located in Lafayette, Indiana where the Company produces the composite plate material from steel and vinyl components. Due to the continued strong demand for the Company's DuraPlate trailer, additional composite material manufacturing capacity will be added to this facility in 2000. The Company believes the addition of these new facilities will provide adequate capacity to meet its composite material requirements. Also, as discussed more fully in Footnote 5 to the consolidated financial statements, during 1998 the Company acquired Cloud Corporation and Cloud Oak Flooring Company, Inc., manufacturers of laminated hardwood floors for the truck body and trailer industry. The Company is in the process of increasing production capacity at these facilities in order to accommodate 100% of the Company's trailer flooring needs and should be complete in 2000. In the interim, flooring needs in excess of Cloud's capacity are purchased externally. The central U.S. location of the Company's plants gives Wabash a competitive advantage in the transportation cost of inbound raw materials as well as the cost of delivery of finished product. Customers often use trailers coming off the assembly line to deliver freight outbound from the Midwest.

BACKLOG

         The Company's backlog of orders was approximately $1.1 billion, $1.0 billion and $0.8 billion at December 31, 1999, 1998 and 1997, respectively. The Company expects to fill a majority of its existing backlog of orders by the end of 2000.

PATENTS

         The Company holds or has applied for approximately 70 patents in the United States on various components and techniques utilized in its manufacture of truck trailers. In addition, the Company holds or has applied for 84 patents in 14 foreign countries and the European patent community.

RESEARCH AND DEVELOPMENT

         The Company has a reputation in the industry for its innovation in product design and low cost manufacturing. The Company's policy is to expense all research and development costs as incurred. Research and development costs were $1.5 million, $1.8 million and $2.1 million in 1999, 1998 and 1997, respectively. Research and development efforts include the development of proprietary, highly automated manufacturing equipment and tooling, much of which was developed by the employees who operate the equipment. The Company promotes a culture that encourages innovation by all employees, particularly those working on the factory floor.

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

EMPLOYEES

         As of December 31, 1999, the Company had approximately 5,600 employees. Approximately 7.8% of the Company's employees are represented by labor unions. Since the acquisition of certain assets of Fruehauf Trailer Corporation, the Company has not entered into any collective bargaining agreements. The Company places a heavy emphasis on employee relations through educational programs and quality control teams. The Company believes its employee relations are good.


ITEM 2--PROPERTIES

         The Company's corporate headquarters are located in Lafayette, Indiana. The Company and its subsidiaries have facilities located in various geographic locations. The Company's leased and owned facilities approximate the following:

MANUFACTURING FACILITIES

         The Company's main facility of 1.1 million sq. ft. in Lafayette, Indiana, consists of truck trailer and composite material production, tool and die operations, research laboratories, management offices and headquarters. The Company owns three other trailer manufacturing facilities, in Lafayette, Indiana (528,000 sq. ft.), in Ft. Madison, Iowa (255,000 sq. ft.) and Huntsville, Tennessee (178,000 sq. ft.). There are three leased manufacturing facilities in Lafayette, Indiana (121,000 sq. ft.). In addition, the Company owns two trailer flooring manufacturing facilities, in Harrison, Arkansas (449,000 sq. ft.) and in Sheridan, Arkansas (117,000 sq. ft.).

         The Company emphasizes efficient manufacturing processes and believes it utilizes a large percentage of the Company's productive capacity during normal operations.

RETAIL AND DISTRIBUTION FACILITIES

         The Company leases a facility in St. Louis, Missouri (4,600 sq. ft.) that serves as headquarters for the retail and distribution segment. This location oversees the operation of 31 sales and service branches (4 of which are leased) and 4 used trailer centers (3 of which are leased). All of these facilities are located throughout the United States. The branch facilities consist of an office, warehouse and service space and generally range in size from 20,000 to 35,000 square feet per facility. In addition, the Company owns its aftermarket parts distribution center in Lafayette, Indiana (300,000 sq. ft.) and leases two other parts centers, in Montebello, California (44,000 sq. ft.) and Chicago, Illinois (15,000 sq. ft.).

LEASING AND FINANCE FACILITIES

         The Company leases a facility in Arlington Heights, Illinois (700 sq. ft.), that serves as headquarters for the Finance Company.


ITEM 3--LEGAL PROCEEDINGS

         There are certain lawsuits and claims pending against the Company that arose in the normal course of business. None of these claims are expected to have a material adverse effect on the Company's financial position or its annual results of operations.

         See Footnote 14 to the consolidated financial statements for additional information related to certain class action lawsuits filed against the Company and certain of its officers and directors.


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

                                                                      DIVIDENDS
                                                                    DECLARED PER
                                                      HIGH     LOW  COMMON SHARE
                                                     ------   ----- ------------
         1999
         ----------------------------------------
              Fourth Quarter.....................    $20.50   $13.06   $0.04
              Third Quarter......................    $22.50   $19.13   $0.0375
              Second Quarter.....................    $19.94   $10.94   $0.0375
              First Quarter......................    $13.63   $11.63   $0.0375

         1998
         ----------------------------------------
              Fourth Quarter.....................    $22.06   $10.25   $0.0375
              Third Quarter......................    $26.69   $13.31   $0.035
              Second Quarter.....................    $31.75   $21.50   $0.035
              First Quarter......................    $31.00   $24.25   $0.035

As of March 23, 2000, the Common Stock was held by 1,156 holders of record.

ITEM 6--SELECTED FINANCIAL DATA

         The following selected consolidated financial data with respect to the Company, for the five years in the period ended December 31, 1999, have been derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their reports. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.

                                                                            YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------------------------------
                                                       1999           1998          1997           1996          1995
                                                   -----------    -----------    -----------    -----------    -----------
                                                             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
    Net sales ..................................   $ 1,454,570    $ 1,292,259    $   846,082    $   631,492    $   734,299
    Cost of sales ..............................     1,322,852      1,192,968        778,620        602,629        677,503
                                                   -----------    -----------    -----------    -----------    -----------

       Gross profit ............................       131,718         99,291         67,462         28,863         56,796
    Selling, general and administrative expenses        50,796         38,626         26,307         13,359         11,111
                                                   -----------    -----------    -----------    -----------    -----------

       Income from operations ..................        80,922         60,665         41,155         15,504         45,685
    Interest expense ...........................       (12,695)       (14,843)       (16,100)       (10,257)        (6,251)
    Accounts receivable securitization costs ...        (5,804)        (3,966)          --             --             --
    Equity in losses of unconsolidated affiliate        (4,000)        (3,100)          (400)          --             --
    Other, net .................................         6,310           (259)         1,135            788            875
                                                   -----------    -----------    -----------    -----------    -----------

       Income before income taxes ..............        64,733         38,497         25,790          6,035         40,309
    Provision for income taxes .................        25,891         15,226         10,576          2,397         14,902
                                                   -----------    -----------    -----------    -----------    -----------

       Net income ..............................   $    38,842    $    23,271    $    15,214    $     3,638    $    25,407
                                                   ===========    ===========    ===========    ===========    ===========

    Basic earnings per common share ............   $      1.60    $      1.00    $      0.74    $      0.19    $      1.34
                                                   ===========    ===========    ===========    ===========    ===========

    Diluted earnings per common share ..........   $      1.59    $      0.99    $      0.74    $      0.19    $      1.33
                                                   ===========    ===========    ===========    ===========    ===========

    Cash dividends declared per common share ...   $    0.1525    $    0.1425    $      0.13    $      0.12    $     0.105
                                                   ===========    ===========    ===========    ===========    ===========


                                                                    YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------------------------
                                                  1999          1998          1997         1996           1995
                                                --------      --------      -------      --------       --------
                                                                 (DOLLAR AMOUNTS IN THOUSANDS)
BALANCE SHEET DATA (at end of period):
    Working capital .........................   $228,751      $271,256      $280,212      $148,712      $113,198
    Total lease portfolio ...................    130,626       117,038       103,222       113,811        76,464
    Total assets ............................    791,291       704,486       629,870       440,071       384,134
    Long-term debt, net of current maturities    164,367(1)    165,215(1)    231,880(1)    151,307(1)     73,726(1)
    Stockholders' equity ....................    379,365       345,776       226,516       178,368       177,631


 (1) Long-term debt, net of current maturities, includes $59.6 million, $67.9 million, $54.9 million, $80.9 and $31.0 million in 1999, 1998, 1997, 1996 and 1995, respectively, incurred by the Finance Company in connection with its leasing and finance operations.

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

         Wabash designs, manufactures and markets standard and customized truck trailers under the Wabash National and Fruehauf trademarks. The Company believes that it is the leading U.S. manufacturer of composite trailers and bimodal vehicles through its RoadRailer products. The Company produces and sells aftermarket parts through its division, Wabash National Parts and its wholly owned subsidiary, Fruehauf Trailer Services, Inc. (FTSI). In addition to its aftermarket parts sales and service revenues, FTSI sells new and used trailers as well as rents used trailers through its retail network. The Company's other significant wholly owned subsidiaries include Wabash National Finance Corporation (the Finance Company) and Cloud Corporation and Cloud Oak Flooring (Cloud Companies). The Finance Company provides leasing and finance programs to its customers for new and used trailers. The Cloud Companies manufacture hardwood flooring for the Company's manufacturing segment.

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

         Under the provisions of Financial Accounting Standards (SFAS) No. 131, Disclosure About Segments of an Enterprise and Related Information, the Company determined it has three reportable business segments. These segments are the manufacturing segment, the retail and distribution segment and the leasing and finance segment. The manufacturing segment includes the Company's trailer manufacturing facilities located in Lafayette, Indiana, Ft. Madison, Iowa and Huntsville, Tennessee as well as the trailer flooring operations (Cloud Companies) located in Harrison and Sheridan, Arkansas. The retail and distribution segment includes the sale of new and used trailers, aftermarket parts and service along with the rental of used trailers through its retail branch network. In addition, the retail and distribution segment includes the sale of aftermarket parts through Wabash National Parts. The leasing and finance segment includes the leasing and finance operations of the Finance Company.

OVERVIEW

         In 1999, the U.S. truck trailer industry experienced one of the best years in the industry's history with approximately 317,000 units shipped, an increase of approximately 13.8% over 1998. The Company's market share in the U.S. trailer industry was approximately 22.0% in 1999. The demand for the Company's products continues to be strong as the Company began 2000 with approximately $1.1 billion in backlog, a majority of which is expected to be delivered in 2000.

         The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                                                                      PERCENTAGE OF NET SALES
                                                                                      YEARS ENDED DECEMBER 31,
                                                                                     --------------------------
                                                                                      1999      1998      1997
                                                                                     ------    ------    ------
         Net sales ..............................................................     100.0%    100.0%    100.0%
         Cost of sales ..........................................................      90.9      92.3      92.0
                                                                                     ------    ------    ------

                Gross profit ....................................................       9.1       7.7       8.0
         General and administrative expense .....................................       2.1       2.0       2.1
         Selling expense ........................................................       1.4       1.0       1.0
                                                                                     ------    ------    ------

                Income from operations ..........................................       5.6       4.7       4.9
         Interest expense .......................................................      (0.9)     (1.1)     (1.9)
         Accounts receivable securitization costs................................      (0.4)     (0.3)       --
         Equity in losses of unconsolidated affiliate ...........................      (0.3)     (0.3)       --
         Other, net .............................................................       0.4        --        --
                                                                                     ------    ------    ------

                Income before taxes .............................................       4.4       3.0       3.0
         Provision for taxes ....................................................       1.8       1.2       1.2
                                                                                     ------    ------    ------

                Net income ......................................................       2.6%      1.8%      1.8%
                                                                                     ======    ======     ======

1999 COMPARED TO 1998

         During 1999, the Company achieved net sales of $1.5 billion, which were 13% higher than 1998 net sales of $1.3 billion. Net income for 1999 rose 67% to $38.8 million as compared to $23.3 million in 1998.

RESULTS OF OPERATIONS

         Net Sales                                YEARS ENDED DECEMBER 31,
                                             ---------------------------------
                                               1999         1998      % CHANGE
                                             --------     ---------   --------
Net External Sales by Segment:                 (DOLLAR AMOUNTS IN MILLIONS)
     Manufacturing                           $1,113.9     $   988.1      12.7%
     Retail and Distribution                    301.7         280.5       7.6%
     Leasing and Finance                         39.0          23.7      64.6%
                                             --------     ---------     -----
Total Net Sales                              $1,454.6     $ 1,292.3      12.6%
                                             ========     =========     =====

         The manufacturing segment's external net sales rose 12.7% or $125.8 million in 1999 compared to 1998 driven primarily by a 12.3% increase in units sold, from approximately 57,000 units in 1998 to approximately 64,000 units in 1999. The average selling price per new trailer sold increased 1.2%, from approximately $17,000 in 1998 to approximately $17,200 in 1999. The increase in new trailer sales reflects the continued strong demand for the Company's DuraPlate trailer, which accounted for approximately 57% of new trailer production in 1999. The Company continues to pursue its manufacturing strategy of increasing the proportion of revenues derived from proprietary products such as the DuraPlate trailer and RoadRailer bimodal products. Demand for the Company's products continues to be very strong as evidenced by the Company's $1.1 billion backlog at the beginning of 2000, over $0.6 billion of which is related to the DuraPlate trailer.

         The retail and distribution segment's external net sales rose 7.6% or $21.2 million in 1999 compared to 1998 driven primarily by an increase in new and used trailer sales. The number of new trailers sold increased 8.0%, from approximately 5,000 units in 1998 to approximately 5,400 units in 1999 and the number of used trailers sold increased 27.2% in 1999 compared to 1998. In addition, the average price per new trailer sold increased 3.7%, from approximately $19,000 in 1998 to approximately $19,700 in 1999. The increases in new and used trailer sales were offset somewhat by a 5.9% net decrease in aftermarket parts, service revenues and rental revenues. The net decrease in aftermarket parts, service revenues and rentals revenues was driven primarily by lower sales from the Company's parts distribution center, which during 1999 continued to focus on consolidating its operations with the distribution center acquired as part of the Fruehauf asset acquisition in 1997 and the impact of the conversion and implementation of new operating software within the Company's retail and distribution network. The Company continues to pursue its branch expansion strategy, which includes the replacement of certain existing sites within the same market as well as additional retail outlets in new markets, either through acquisition or greenfield start-up.

         The leasing and finance segment's external net sales increased in 1999 compared to 1998 primarily as a result of increased sales of leased equipment offset by slightly lower leasing revenues in 1999 compared to 1998.


     Gross Profit                                 YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                              1999         1998        % CHANGE
                                            --------      -------      --------
Gross Profit by Segment: ...............       (DOLLAR AMOUNTS IN MILLIONS)
     Manufacturing .....................    $   99.6      $  68.0        46.5%
     Retail and Distribution ...........        27.5         27.3         0.7%
     Leasing and Finance ...............         6.8          6.9        (1.4%)
     Eliminations ......................        (2.2)        (2.9)       24.1%
                                            --------      -------       ------
Total Gross Profit .....................    $  131.7         99.3        32.6%
                                            ========      =======       ======

         The Company finished 1999 with gross profit as a percent of sales of 9.1% on a consolidated basis, the highest gross profit margin since 1993. This favorable increase in gross profits was primarily driven by the manufacturing segment, as discussed below.

         The manufacturing segment's gross profit increased 46.5% primarily as a result of a 12.7% increase in net sales, higher margins from an improved product mix toward more proprietary products, reduced hardwood flooring costs resulting from the acquisition of the Cloud Companies in July 1998 and a general improvement in production efficiencies throughout the year. The Company's strategy of increasing the proportion of revenues attributable to proprietary products, such as the DuraPlate trailer, has been successful in generating higher gross profits than has historically been possible with a more traditional, commodity-type production mix.

         The 0.7% increase in the retail and distribution segment's gross profit was primarily due to the 7.6% increase in net sales offset by lower margins resulting from higher levels of sales of used trailers which were at lower gross profit percentages than the segment as a whole. In addition, gross profits at the Company's parts distribution center were down in 1999 compared to 1998 due to the margin impact of the Company's consolidation of its two aftermarket parts operations and the conversion of its operating systems.

         The leasing and finance segment's gross profit decreased 1.4% during 1999 as a result of lower leasing revenues and additional depreciation costs on equipment held for lease, offset somewhat by gross profits associated with the higher sales of new and used leased equipment.


     Income from Operations                        YEARS ENDED DECEMBER 31,
                                              ---------------------------------
                                               1999         1998       % CHANGE
                                              -------      -------      -------
Operating Income by Segment: ............        (DOLLAR AMOUNTS IN MILLIONS)
     Manufacturing ......................     $  72.0      $  48.7        47.8%
     Retail and Distribution ............         5.3          8.7       (39.1%)
     Leasing and Finance ................         5.8          6.2        (6.5%)
     Eliminations .......................        (2.2)        (2.9)       24.1%
                                              -------      -------      -------
Total Operating Income ..................     $  80.9      $  60.7        33.3%
                                              =======      =======      ======

         Income from operations (income before interest, taxes, and other items) for the manufacturing segment increased 47.8% primarily because of the increase in gross profit previously discussed. Selling, general and administrative expenses increased primarily as a result of normal operating costs generated from the continued growth in this segment.

         Income from operations for the retail and distribution segment and the leasing and finance segment were impacted by the changes in the gross profit previously discussed.

     Other Income (Expense)

         Interest expense totaled $12.7 million and $14.8 million for the years ended December 31, 1999 and 1998, respectively. The decrease in interest expense primarily reflects lower borrowings on the Company's revolving credit facility and higher usage of the Company's accounts receivable securitization facility in 1999 compared to 1998. Accounts receivable securitization costs related to the Company's receivable sale and servicing agreement totaled $5.8 million and $4.0 million for the years ended December 31, 1999 and 1998, respectively. The increase in securitization costs is due to the full-year impact of this new facility in 1999 compared to 9 months in 1998 and an increase in the amount outstanding under this facility during late 1998 from $83 million to $105 million.

         Equity in losses of unconsolidated affiliate consists of the Company's interest in the losses of ETZ, a non-operating, European holding company, at a 25.1% share which represents the Company's interest acquired in November 1997. ETZ is the majority shareholder of BTZ, a European RoadRailer operating company based in Munich, Germany, which began operations in 1996. BTZ has incurred start-up losses since inception, however, the BTZ is currently in the process of expanding its RoadRailer fleet and service territory which the Company believes will allow the operations to become profitable. In addition, the BTZ has secured equipment financing necessary to fund future fleet expansion for its planned growth.

         Other, net totaled income of $6.3 million in 1999 compared to a loss of $0.3 million in 1998. On December 24, 1998, the Company received a notice from the Internal Revenue Service that it intended to assess additional federal excise tax, primarily on the restoration of certain used trailers. Although the Company strongly disagreed with the IRS, it recorded a $4.6 million accrual during the fourth quarter of 1998 for this loss contingency. In December 1999, the Company favorably resolved the dispute at less than 25% of the accrued amount, or approximately $1.1 million, net of interest, of which less than $1 million was related to the restoration of used trailers. As a result of this favorable resolution, the Company reversed in December of 1999 $3.5 million of the previously recorded accrual. Also included in Other, net in 1999 are gains from the sale of property, plant and equipment of approximately $0.9 million and interest income of approximately $0.8 million.


     Income Taxes

         The provision for federal and state income taxes represented 40.0% and 39.6% of pre-tax income for 1999 and 1998, respectively and differed from the U.S. Federal Statutory rate of 35% due primarily to State taxes.

1998 COMPARED TO 1997

         During 1998, the Company achieved net sales of $1.3 billion, which were 53% higher than 1997 net sales of $846.1 million. Net income for 1998 rose 53% to $23.3 million as compared to $15.2 million in 1997.

RESULTS OF OPERATIONS

     Net Sales                                      YEARS ENDED DECEMBER 31,
                                              ----------------------------------
                                                 1998         1997     % CHANGE
                                              ----------    --------    -------
Net External Sales by Segment: ...........       (DOLLAR AMOUNTS IN MILLIONS)
     Manufacturing .......................    $    988.1    $  646.5      52.8%
     Retail and Distribution .............         280.5       172.7      62.4%
     Leasing and Finance .................          23.7        26.9     (11.9%)
                                              ----------    --------    -------
Total Net Sales ..........................    $  1,292.3    $  846.1      52.7%
                                              ==========    ========    =======


         The manufacturing segment's external net sales rose 52.8% or $341.6 million in 1998 compared to 1997 driven primarily by a 39% increase in units sold, from approximately 41,000 units in 1997 to approximately 57,000 units in 1998. In addition, the average selling price per unit sold increased 10.5% in 1998 over 1997, reflecting improved production mix particularly as a result of the strong demand for the Company's DuraPlate trailer.

         The retail and distribution segment's external net sales rose 62.4% or $107.8 million in 1998 compared to 1997 driven primarily by a 76% increase in the number of new trailers sold, from approximately 2,900 units in 1997 to approximately 5,100 units in 1998, a 107% increase in the number of used trailers sold and a 38% increase in aftermarket parts and service revenues. These increases are primarily the result of a full year of operations of the retail distribution network acquired in April 1997 and a higher level of used trailer sales year over year.

         The leasing and finance segment's external net sales decreased slightly in 1998 compared to 1997 primarily as a result of lower sales of leased equipment as leasing revenues remained level with 1997.


     Gross Profit                                 YEARS ENDED DECEMBER 31,
                                             ---------------------------------
                                              1998         1997       % CHANGE
                                             -------      -------      -------
Gross Profit by Segment: ................       (DOLLAR AMOUNTS IN MILLIONS)
     Manufacturing ......................    $  68.0      $  44.0        54.5%
     Retail and Distribution ............       27.3         17.9        52.5%
     Leasing and Finance ................        6.9          7.9       (12.7%)
     Eliminations .......................       (2.9)        (2.3)      (26.1%)
                                             -------      -------      -------
Total Gross Profit ......................    $  99.3      $  67.5        47.1%
                                             =======      =======      =======

         The manufacturing segment's gross profit increased 54.5% primarily as a result of the 52.8% increase in net sales. Gross profit as a percentage of net sales increased slightly as a result of an improved product mix toward more proprietary products and reduced material costs as a result of the acquisition of the Cloud Companies which reduced the Company's hardwood flooring costs since the acquisition in July 1998. The improvement in gross profit was offset to some extent by increased labor and overtime expenses associated with the 52.8% increase in the manufacturing segment's net sales. Gross profit was also impacted by a favorable change of estimates in the Company's environmental reserve requirements of approximately $2.8 million and an unfavorable change of estimates in inventory reserves of approximately $2.9 million.

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

         The leasing and finance segment's gross profit declined during 1998 as a result of a decrease in net sales.

     Income from Operations                       YEARS ENDED DECEMBER 31,
                                             ---------------------------------
                                              1998          1997      % CHANGE
                                             -------      -------      -------
Operating Income by Segment: ............       (DOLLAR AMOUNTS IN MILLIONS)
     Manufacturing ......................    $  48.7      $  30.6        59.2%
     Retail and Distribution ............        8.7          5.9        47.5%
     Leasing and Finance ................        6.2          7.0       (11.4%)
     Eliminations .......................       (2.9)        (2.3)      (26.1%)
                                             -------      -------      -------
Total Operating Income ..................    $  60.7      $  41.2        47.3%
                                             =======      =======      =======

         Income from operations (income before interest, taxes, and other items) for the manufacturing segment increased 59.2% primarily because of the increase in gross profit previously discussed offset by increased selling, general and administrative expenses. Selling, general and administrative expenses increased primarily as a result of normal operating costs generated from the continued growth in this segment.

         Income from operations for the retail and distribution segment were impacted by a full year of operations of the retail distribution network acquired in April 1997 and changes in gross profit previously discussed.

         Income from operations for the leasing and finance segment were impacted by the changes in the gross profit previously discussed.

     Other Income (Expense)

         Interest expense totaled $14.8 million and $16.1 million for the years ended December 31, 1998 and 1997, respectively. The decrease in interest expense primarily reflects lower borrowings on the Company's revolving credit facility during the last nine months of 1998 as a result of the cash generated from the Company's accounts receivable securitization facility established in March 1998, and the Company's April 1998 common stock offering.

         Other Income (Expense) also includes the Company's interest in the losses of ETZ, a European RoadRailer operating company, a 25.1% share of which the Company acquired in November 1997.

         Other, net totaled a loss of $0.3 million in 1998 compared to income of $1.1 million in 1997. On December 24, 1998, the Company received notice from the Internal Revenue Service that it intended to assess additional federal excise tax, primarily on the restoration of certain used trailers. Although the Company strongly disagreed with the IRS, it recorded a $4.6 million accrual during the fourth quarter of 1998 for this loss contingency, which is reflected in Other, net in the accompanying Consolidated Statement of Income. Also included in Other, net in 1998 are gains from the sale of property, plant and equipment of approximately $2.1 million and interest income of approximately $1.0 million.

     Income Taxes

         The provision for federal and state income taxes represented 39.6% and 41.0% of pre-tax income for 1998 and 1997, respectively and differed from the U.S. Federal Statutory rate of 35% due primarily to State taxes.

LIQUIDITY AND CAPITAL RESOURCES

         As presented in the Consolidated Statements of Cash Flows, the Company's liquidity position decreased $44.6 million during 1999 from $67.1 million in cash and cash equivalents at December 31, 1998 to $22.5 million at December 31, 1999. This decrease was due to net cash provided by operating activities of $63.5 million offset by net cash used in investing and financing activities of $108.1 million.

     Operating Activities:

         Net cash provided by operating activities of $63.5 million in 1999 is primarily the result of net income and the add-back of non-cash charges for depreciation and amortization. Changes in other working capital items, which offset to an immaterial amount, include an increase in inventories (excluding the effect of the Apex Acquisition, see Footnote 5 to the consolidated financial statements) offset by an increase in accounts payable and a decrease in prepaid expenses. The Company anticipates future increases in working capital as a result of its branch expansion strategy to be partially offset by improvements in working capital at its manufacturing locations.

         On March 31, 1998, the Company replaced its existing $40 million receivable sale and servicing agreement with a new three-year trade receivable securitization facility. The new facility allows the Company to sell, without recourse on an ongoing basis, all of its accounts receivable to Wabash Funding Corporation (Funding Corp.), a wholly owned unconsolidated subsidiary of the Company. Simultaneously, the Funding Corp. has sold and, subject to certain conditions, may from time to time sell an undivided interest in those receivables to a large financial institution. As of December 31, 1999, $105 million of proceeds were received by the Company related to this facility. Proceeds from the sale in 1998 were used to reduce outstanding borrowings under the Company's Revolving Credit Agreement and are reflected as operating cash flows in the accompanying Consolidated Statements of Cash Flows.

     Investing Activities:

         Net cash used in investing activities of $94.3 million in 1999 is primarily due to capital expenditures during the year of $68.1 million, the expansion of the Company's leasing and finance operations, which consumed a net cash outflow of $17.4 million, and the Apex Acquisition in November 1999 of $12.4 million. Partially offsetting this investing activity are two sale and leaseback transactions totaling $5.3 million involving certain of the Company's manufacturing equipment.

         Investing activities during the period were associated with the following:

- Increasing productivity within the Company's manufacturing operations in Lafayette, Indiana
- Development of a new state of the art painting and coating system and plant expansion at its trailer manufacturing facility in Huntsville, Tennessee
- Increasing capacity and manufacturing productivity at its hardwood flooring operations in Arkansas
- The acquisition of property related to the Company's branch expansion strategy, including the Apex Acquisition in November 1999
- The development of a new computer system in the Company's retail and distribution network
-        Other operating purposes

         The Company continues to pursue its branch expansion strategy, which includes the replacement of several existing sites within the same market as well as additional retail outlets in new markets, either through acquisition or greenfield start-up. The Company is in various stages of completing several of these transactions although no significant purchase commitments were in existence at year-end. The Company anticipates future capital expenditures related to its branch expansion strategy, the development of new computer systems, the continuation of the capital projects previously discussed and other activities to be $40 to $60 million over the next 12 to 24 months. In addition, the Company has future residual guarantees or purchase options of approximately $50.4 million and $150.7 million, respectively, related to certain new and used trailer transactions. The majority of these do not come due until 2002 or after. The Company anticipates purchasing these trailers at the expiration of the contracts and subsequently re-marketing them through the branch network or the Finance Company.

     Financing Activities:

         Net cash used in financing activities of $13.8 million in 1999 is primarily due to the pay-down of long-term debt of $10.7 million and the payment of common stock dividends and preferred stock dividends of $5.5 million in the aggregate.

         In connection with the aforementioned activity, the Company's total debt remained relatively flat at $167.9 million at December 31, 1999 compared to $168.3 million at December 31, 1998. Of the $167.9 million of consolidated debt outstanding at December 31, 1999, the Finance Company had $59.6 million in outstanding borrowings as a result of its leasing activities compared to $67.9 million at December 31, 1998. The Company maintains a $125 million unsecured revolving line of credit facility, of which approximately $105.5 million remains available at yearend.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This pronouncement requires that all derivative instruments be recorded on the balance sheet at their fair value. As amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, this pronouncement is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. The Company is currently evaluating the impact of adopting this pronouncement and does not anticipate that its adoption will have a material effect on the Company's results of operations or its financial position.

         The Company adopted Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, during 1999. This pronouncement specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, when and over what period such costs should be amortized and what disclosures should be made regarding such costs. The adoption of this pronouncement did not have a material effect on the Company's results of operations or financial position.

YEAR 2000 COMPLIANCE

         Over the past few years, the Company has taken an active role in identifying and correcting problems arising from the inability of information technology hardware and software systems and non-information systems to process dates after December 31, 1999. Accordingly, the Company has taken the appropriate action to implement contingency plans and to modify or replace its existing critical computer systems. Through December 31, 1999, the Company spent approximately $7.6 million, including internal labor costs, related to these system initiatives. No further expenditures of a material nature are anticipated.

         As of the date of this filing, the Company has not experienced any significant internal problems related to Year 2000 compliance issues, nor has the Company experienced any significant disturbances or interruption in its ability to transact business with its suppliers or customers.

MARKET RISKS

         The Company has limited exposure to financial risk resulting from volatility in interest rates and foreign exchange rates. As of December 31, 1999, the Company had approximately $8 million of London Interbank Rate (LIBOR) based debt outstanding under its Revolving Credit Facility and $105 million of proceeds from its accounts receivable securitization facility, which also requires LIBOR based interest payments. A hypothetical 100 basis-point increase in the floating interest rate from the current level would correspond to a $1.1 million increase in interest expense over a one-year period. This sensitivity analysis does not account for the change in the Company's competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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

               ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                    PAGE
                                                                                                    ----
Report of Independent Public Accountants.......................................................      20

Consolidated Balance Sheets as of December 31, 1999 and 1998...................................      21

Consolidated Statements of Income for the years ended December 31, 1999, 1998 and
     1997......................................................................................      22

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999,
     1998 and 1997.............................................................................      23

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and
     1997......................................................................................      24

Notes to Consolidated Financial Statements.....................................................      25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
     Wabash National Corporation:

         We have audited the accompanying consolidated balance sheets of WABASH NATIONAL CORPORATION (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wabash National Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.




                                              ARTHUR ANDERSEN LLP


Indianapolis, Indiana,
February 2, 2000.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                               DECEMBER 31,
                                                                                          ----------------------
                                            ASSETS                                          1999         1998
                                            ------                                        ---------    ---------
CURRENT ASSETS:
       Cash and cash equivalents ......................................................   $  22,484    $  67,122
       Accounts receivable, net .......................................................     111,567       92,872
       Current portion of finance contracts ...........................................       8,423        7,603
       Inventories ....................................................................     269,581      225,385
       Prepaid expenses and other .....................................................      16,962       19,833
                                                                                          ---------    ---------

              Total current assets ....................................................     429,017      412,815
                                                                                          ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, net ....................................................     186,430      136,001
                                                                                          ---------    ---------

EQUIPMENT LEASED TO OTHERS, net .......................................................      50,364       43,066
                                                                                          ---------    ---------

FINANCE CONTRACTS, net of current portion .............................................      71,839       66,369
                                                                                          ---------    ---------

INTANGIBLE ASSETS, net ................................................................      32,669       32,637
                                                                                          ---------    ---------

OTHER ASSETS ..........................................................................      20,972       13,598
                                                                                          ---------    ---------

                                                                                          $ 791,291    $ 704,486
                                                                                          =========    =========
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Current maturities of long-term debt ...........................................   $   3,514    $   3,089
       Account payable ................................................................     145,568      108,963
       Accrued liabilities ............................................................      51,184       29,507
                                                                                          ---------    ---------

              Total current liabilities ...............................................     200,266      141,559
                                                                                          ---------    ---------

LONG-TERM DEBT, net of current maturities .............................................     164,367      165,215
                                                                                          ---------    ---------

DEFERRED INCOME TAXES .................................................................      30,640       31,849
                                                                                          ---------    ---------

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES ........................................      16,653       20,087
                                                                                          ---------    ---------

STOCKHOLDERS' EQUITY:
       Preferred stock, aggregate liquidation value of $30,600
         and $30,600, respectively ....................................................           5            5
       Common stock, 22,985,186 and 22,965,090 shares issued
         and outstanding, respectively ................................................         230          230
       Additional paid-in capital .....................................................     236,474      236,127
       Retained earnings ..............................................................     143,935      110,693
       Treasury stock at cost, 59,600 common shares ...................................      (1,279)      (1,279)
                                                                                          ---------    ---------
              Total stockholders' equity ..............................................     379,365      345,776
                                                                                          ---------    ---------

                                                                                          $ 791,291    $ 704,486
                                                                                          =========    =========



  The accompanying notes are an integral part of these Consolidated Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                YEARS ENDED DECEMBER 31,
                                                                         -----------------------------------
                                                                            1999         1998        1997
                                                                         -----------  -----------  ----------
NET SALES  ..........................................................    $ 1,454,570  $ 1,292,259 $   846,082
COST OF SALES........................................................      1,322,852    1,192,968     778,620
                                                                         -----------  -----------  ----------

           Gross profit..............................................        131,718       99,291      67,462

GENERAL AND ADMINISTRATIVE EXPENSES..................................         30,396       25,780      17,806
SELLING EXPENSES.....................................................         20,400       12,846       8,501
                                                                         -----------  -----------  ----------

           Income from operations....................................         80,922       60,665      41,155

OTHER INCOME (EXPENSE):
       Interest expense..............................................        (12,695)     (14,843)    (16,100)
       Accounts receivable securitization costs......................         (5,804)      (3,966)        ---
       Equity in losses of unconsolidated affiliate..................         (4,000)      (3,100)       (400)
       Other, net....................................................          6,310         (259)      1,135
                                                                         -----------  ------------ ----------

           Income before income taxes................................         64,733       38,497      25,790

PROVISION FOR INCOME TAXES...........................................         25,891       15,226      10,576
                                                                         -----------  -----------  ----------

           Net income................................................    $    38,842  $    23,271  $   15,214

PREFERRED STOCK DIVIDENDS............................................          2,098        1,391         742
                                                                         -----------  -----------  ----------

NET INCOME AVAILABLE TO COMMON
       STOCKHOLDERS..................................................    $    36,744  $    21,880  $   14,472
                                                                         ===========  ===========  ==========

EARNINGS PER SHARE:

       Basic.........................................................    $      1.60  $      1.00  $     0.74
                                                                         ===========  ===========  ==========

       Diluted.......................................................    $      1.59  $      0.99  $     0.74
                                                                         ===========  ===========  ==========



 The accompanying notes are an integral part of these Consolidated Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                      ADDITIONAL
                                                   PREFERRED STOCK   COMMON STOCK      PAID-IN    RETAINED  TREASURY
                                                  SHARES   AMOUNT   SHARES  AMOUNT     CAPITAL    EARNINGS   STOCK    TOTAL
                                                 -----------------  --------------   -----------  --------  --------  --------

BALANCES, December 31, 1996.........                 ---    $--    18,910,923  $189    $ 99,388   $80,070  $ (1,279) $ 178,368

     Net income for the year........                 ---    ---           ---   ---         ---    15,214       ---     15,214
     Cash dividends ($0.13 per share)                ---    ---           ---   ---         ---    (2,562)      ---     (2,562)
     Preferred stock dividends......                 ---    ---           ---   ---         ---      (742)      ---       (742)
     Issuance of common stock under:
       employee stock purchase plan.                 ---    ---         3,551   ---          97       ---       ---         97
       employee stock bonus plan....                 ---    ---        11,300   ---         272       ---       ---        272
     Stock issued for acquisition:
       Common stock.................                 ---    ---     1,000,000    10      17,740       ---       ---     17,750
       Preferred stock..............             352,000      4           ---   ---      17,596       ---       ---     17,600
     Exercise of stock options......                 ---    ---        29,100     1         518       ---       ---        519
                                                 -----------------------------------------------------------------------------

BALANCES, December 31, 1997.........             352,000    $ 4    19,954,874  $200    $135,611   $91,980   $(1,279)  $226,516

     Net income for the year........                 ---    ---           ---   ---         ---    23,271       ---     23,271
     Cash dividends ($0.1425 per share)              ---    ---           ---   ---         ---    (3,167)      ---     (3,167)
     Preferred stock dividends......                 ---    ---           ---   ---         ---    (1,391)      ---     (1,391)
     Issuance of common stock,
       net of expenses..............                 ---    ---     3,000,000    30      87,256       ---       ---     87,286
     Issuance of common stock under:
       employee stock purchase plan.                 ---    ---         4,896   ---         110       ---       ---        110
       employee stock bonus plan....                 ---    ---         3,900   ---         120       ---       ---        120
     Preferred stock issued for acquisition      130,041      1           ---   ---      13,003       ---       ---     13,004
     Exercise of stock options......                 ---    ---         1,420   ---          27       ---       ---         27
                                                 -----------------------------------------------------------------------------

BALANCES, December 31, 1998.........             482,041    $ 5    22,965,090  $230    $236,127   $110,693  $(1,279)  $345,776

     Net income for the year........                 ---    ---           ---   ---         ---    38,842       ---     38,842
     Cash dividends ($0.1525 per share)              ---    ---           ---   ---         ---    (3,502)      ---     (3,502)
     Preferred stock dividends......                 ---    ---           ---   ---         ---    (2,098)      ---     (2,098)
     Issuance of common stock under:
       employee stock purchase plan.                 ---    ---        10,556   ---         177       ---       ---        177
       employee stock bonus plan....                 ---    ---         4,400   ---          79       ---       ---         79
     Exercise of stock options......                 ---    ---         5,140   ---          91       ---       ---         91
                                                 -----------------------------------------------------------------------------

BALANCES, December 31, 1999.........             482,041    $ 5    22,985,186  $230    $236,474  $143,935   $(1,279)  $379,365
                                                 =============================================================================





 The accompanying notes are an integral part of these Consolidated Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                 ------------------------------
                                                                                   1999        1998       1997
                                                                                 -------     -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income............................................................       $38,842     $23,271    $15,214
    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities
       Depreciation and amortization......................................        21,773      18,405     16,623
       Net gain on the sale of property, plant and equipment..............          (864)     (2,077)       ---
       Provision for losses on accounts receivable........................         2,829         772        193
       Deferred income taxes..............................................        (6,947)      6,388      5,463
       Equity in losses of unconsolidated affiliate.......................         4,000       3,100        400
       Change in operating assets and liabilities, excluding effects of the acquisitions
          Accounts receivable.............................................       (18,810)     72,557    (76,321)
          Inventories.....................................................       (37,573)      2,379    (51,181)
          Prepaid expenses and other......................................         8,607      (5,842)     2,293
          Accounts payable and accrued liabilities........................        55,537       6,041     31,146
          Other, net......................................................        (3,924)     (1,911)     4,357
                                                                                 -------     -------    -------
              Net cash provided by (used in) operating activities.........        63,470     123,083    (51,813)
                                                                                 -------     -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures..................................................       (68,119)    (31,006)   (20,168)
    Net additions to equipment leased to others...........................       (11,828)    (15,288)   (37,867)
    Net additions to finance contracts....................................       (28,762)    (30,056)   (25,550)
    Investment in unconsolidated affiliate................................        (3,580)     (2,866)    (6,230)
    Payments for RoadRailer technology....................................           ---         ---     (1,464)
    Proceeds from sale of leased equipment and finance contracts..........        12,927      12,357     73,243
    Proceeds from the sale of property, plant, and equipment..............         7,237       3,985     10,052
    Principal payments on finance contracts...............................        10,246       7,920      5,403
    Acquisitions, net of cash acquired (Footnotes 5 and 7)................       (12,413)     (9,515)   (15,129)
    Other, net............................................................            (1)         99        121
                                                                                 -------     -------    -------
       Net cash used in investing activities..............................       (94,293)    (64,370)   (17,589)
                                                                                 -------     -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from:
       Long-term debt.....................................................           ---         ---     35,635
       Long-term revolver.................................................       244,200     276,600    418,599
       Common stock, net of expenses......................................           347      87,543        888
    Payments:
       Long-term debt.....................................................       (10,651)    (29,420)   (14,855)
       Long-term revolver.................................................      (242,200)   (336,600)  (358,600)
       Common stock dividends.............................................        (3,446)     (3,004)    (2,431)
       Preferred dividends................................................        (2,065)     (1,357)      (701)
                                                                                 -------     -------    -------
          Net cash (used in) provided by financing activities.............       (13,815)     (6,238)    78,535
                                                                                 -------     --------   -------

NET (DECREASE) INCREASE IN CASH...........................................       (44,638)     52,475      9,133
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD..................        67,122      14,647      5,514
                                                                                 -------     -------    -------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD........................       $22,484     $67,122    $14,647
                                                                                 =======     =======    =======




  The accompanying notes are an integral part of these Consolidated Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF THE BUSINESS

         Wabash National Corporation (the Company) designs, manufactures and markets standard and customized truck trailers under the Wabash National and Fruehauf trademarks. The Company produces and sells aftermarket parts through its division, Wabash National Parts, and its wholly owned subsidiary, Fruehauf Trailer Services, Inc. (FTSI). In addition to its aftermarket parts sales and service revenues, FTSI sells new and used trailers as well as rents used trailers, primarily on a short term basis, through its retail network. The Company's other significant wholly owned subsidiaries include Wabash National Finance Corporation (the Finance Company) and Cloud Corporation and Cloud Oak Flooring (Cloud Companies), which were acquired on July 14, 1998. The Finance Company provides leasing and finance programs to its customers for new and used trailers. The Cloud Companies manufacture hardwood flooring primarily for the Company's manufacturing segment.


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

     d.  Allowance for Doubtful Accounts

         Accounts receivable as shown in the accompanying Consolidated Balance Sheets are net of allowance for doubtful accounts of $2.9 million, $2.3 million and $1.7 million at December 31, 1999, 1998 and 1997, respectively. The activity in the allowance for doubtful accounts includes (i) provision for losses on accounts receivable of $2.9 million, $0.8 million and $0.2 million; (ii) net accounts written-off of $2.6 million, $0.2 million, and $0.6 million; and (iii) reserves recorded in connection with the acquisition of the Apex Group and certain assets of Fruehauf Trailer Corporation (See Footnote 5) of $0.3 million, $0, and $1.0 million during 1999, 1998 and 1997, respectively.

     e.  Inventories

         Inventories are primarily priced at the lower of first-in, first-out
(FIFO) cost or market. Inventory costs include raw material, labor and overhead costs for manufactured inventories. Used trailers are carried at the lower of their estimated net realizable value or cost. Inventories consist of the following (in thousands):

                                                            DECEMBER 31,
                                                     --------------------------
                                                        1999             1998
                                                     ---------         --------
Raw materials and components....................     $ 105,476         $104,174
Work in progress................................        11,215           12,159
Finished goods..................................        49,906           44,743
Aftermarket parts...............................        37,894           28,733
Used trailers...................................        65,090           35,576
                                                     ---------         --------
                                                     $ 269,581         $225,385
                                                     =========         ========

     f.  Property, Plant and Equipment

         Property, plant and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the depreciable assets. Estimated useful lives are 33-1/3 years for buildings and building improvements and range from 3 to 10 years for machinery and equipment. Maintenance and repairs are charged to expense as incurred. Property, plant and equipment consist of the following (in thousands):

                                                             DECEMBER 31,
                                                     --------------------------
                                                        1999            1998
                                                     ---------       ----------
Land............................................     $  28,190       $   23,281
Buildings and improvements......................        81,585           65,605
Machinery and equipment.........................        93,861           78,886
Construction in progress........................        31,477            7,433
                                                     ---------       ----------
                                                       235,113          175,205
Less--Accumulated depreciation..................       (48,683)         (39,204)
                                                     ---------       ----------
                                                     $ 186,430       $  136,001
                                                     =========       ==========

     g.  Long-Lived Assets

         Long-lived assets, identifiable intangibles and goodwill related to those assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

     h.  Intangible Assets

         Intangible assets, net of accumulated amortization of $9.7 million and $8.5 million at December 31, 1999 and December 31, 1998, respectively, relate primarily to goodwill and other intangible assets associated with recent acquisitions (See Footnote 5 for further discussion) and RoadRailer acquisition costs. These amounts are being amortized on a straight-line basis over periods ranging from five to forty years.

     i.  Fair Values of Financial Instruments

         Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information for certain financial instruments. The differences between the carrying amounts and the estimated fair values, using the methods and assumptions listed below, of the Company's financial instruments at December 31, 1999 and 1998 were immaterial.

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

         Forward Contracts. The Company enters into foreign currency forward contracts (principally against the German Deutschemark and the French Franc) to hedge the net receivable/payable position arising from trade sales (including lease revenues) and purchases primarily with regard to the Company's European RoadRailer operations. Gains and losses related to qualifying hedges are deferred and included in the measurement of the related transaction, when the hedged transaction occurs. The Company had deferred net gains of approximately $1.2 million and $0.2 million as of December 31, 1999 and 1998, respectively. The Company does not hold or issue derivative financial instruments for speculative purposes. The fair values of foreign currency contracts (used for hedging purposes) are estimated by obtaining quotes from brokers. Foreign currency contracts to receive approximately $4.4 million and $11.7 million at December 31, 1999, and 1998, respectively, approximate fair value at those dates.

     j.  Revenue Recognition

         The Company recognizes revenue from the sale of trailers and aftermarket parts when risk of ownership is transferred to the customer, which is generally upon shipment or customer pickup. Certain customers are invoiced for trailers prior to taking physical possession when the customer has made a commitment to purchase; the trailers have been completed and are available for pickup or delivery and the customer has requested the Company to hold the trailers until the customer determines the most economical means of taking possession. In such cases, the trailers which have been produced to the customer specifications, are invoiced under the Company's normal billing and credit terms and the Company generally holds the trailers for a short period of time as is customary in the industry.

         In addition, the Company recognizes revenue for direct finance leases based upon a constant rate of return while revenue is recognized for operating leases on a straight-line basis in an amount equal to the invoiced rentals.

         For the years ended December 31, 1999, 1998 and 1997, no customer represented more than 10% of the Company's net sales.

     k.  Income Taxes

         The Company recognizes income taxes under the liability method of accounting for income taxes. The liability method measures the expected tax impact of future taxable income or deductions resulting from differences in the tax and financial reporting bases of assets and liabilities reflected in the Consolidated Balance Sheets.

     l.  Research and Development

         Research and development expenses are charged to earnings as incurred and approximated $1.5 million, $1.8 million and $2.1 million in 1999, 1998 and 1997, respectively.

     m.  Reclassifications

         Certain items previously reported in specific consolidated financial statement captions have been reclassified to conform with the 1999 presentation.

     n.  New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This pronouncement requires that all derivative instruments be recorded on the balance sheet at their fair value. As amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, this pronouncement is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. The Company is currently evaluating the impact of adopting this pronouncement and does not anticipate that its adoption will have a material effect on the Company's results of operations or its financial position.

         The Company adopted, Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, during 1999. This pronouncement specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, when and over what period such costs should be amortized and what disclosures should be made regarding such costs. The adoption of this pronouncement did not have a material effect on the Company's results of operations or financial position.

     o.  Business and Credit Concentrations

         On November 4, 1997, the Company purchased a 25.1% equity interest in Europaische Trailerzug Beteiligungsgessellschaft mbH (ETZ). ETZ is the majority shareholder of Bayersriche Trailerzug Gesellschaft fur Bimodalen Guterverkehr mbH (BTZ), a European RoadRailer operation based in Munich, Germany, which began operations in 1996 and has incurred operating losses since inception. The Company paid approximately $6.2 million for its ownership interest in ETZ during 1997 and made additional capital contributions of $3.6 million and $2.9 million during 1999 and 1998, respectively. All premiums associated with this purchase are being amortized over a ten-year period. During 1999, 1998 and 1997, the Company recorded approximately $4.0 million, $3.1 million and $0.4 million, respectively, for its share of ETZ losses and the amortization of the premiums. Such amounts are recorded as Equity in losses of unconsolidated affiliate on the accompanying Consolidated Statements of Income.

         As of December 31, 1999, the Company had approximately $11.1 million recorded as Equipment Leased to Others consisting of RoadRailer equipment specifically related to current operating lease arrangements with BTZ and commitments to supply approximately $4.5 million in additional RoadRailer equipment under existing operating lease arrangements. In addition, as of December 31, 1999, the Company is contingently liable for up to three years as a guarantor of certain commitments to two separate entities related to 1996 RoadRailer equipment sales to BTZ. These commitments consist of standby letters of credit totaling approximately $8.3 million.


3.   SEGMENTS

         Under the provisions of SFAS No. 131, the Company has three reportable segments: manufacturing, retail and distribution and leasing and finance operations. The manufacturing segment produces trailers and sells new trailers to customers who purchase trailers direct or through independent dealers and also produces trailers for the retail and distribution segment. The retail and distribution segment sells new and used trailers, aftermarket parts, and performs service repair on used trailers through its retail branch network. In addition, the retail and distribution segment rents used trailers, primarily on a short-term basis. The leasing and finance segment provides leasing and finance programs to its customers for new and used trailers.

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

                                                             RETAIL AND     LEASING      COMBINED                 CONSOLIDATED
                                             MANUFACTURING  DISTRIBUTION  AND FINANCE    SEGMENTS   ELIMINATIONS     TOTALS
                                             -------------  ------------  -----------    --------   ------------  ------------
1999
--------------------------------
Revenues
   External customers                          $1,113,872    $  301,737    $   38,961   $1,454,570   $      ---    $1,454,570
   Intersegment sales                              92,537           954        10,618      104,109     (104,109)          ---
                                               ----------    ----------    ----------   ----------   ----------    ----------
Total Revenues                                 $1,206,409    $  302,691    $   49,579   $1,558,679   $ (104,109)   $1,454,570
                                               ==========    ==========    ==========   ==========   ==========    ==========

Depreciation & amortization                        13,332         2,514         5,927       21,773          ---        21,773
Income from operations                             71,976         5,306         5,823       83,105       (2,183)       80,922
Interest income                                       820           ---           ---          820          ---           820
Interest expense                                    9,674           ---         3,021       12,695          ---        12,695
Equity in losses of unconsolidated affiliate        4,000           ---           ---        4,000          ---         4,000
Income tax expense                                 25,891           ---           ---       25,891          ---        25,891
Investments in unconsolidated affiliate             5,176           ---           ---        5,176          ---         5,176
Capital additions                                  54,945        13,174           ---       68,119          ---        68,119
Assets                                            768,017       241,301       114,589    1,123,907     (332,616)      791,291


1998
--------------------------------
Revenues
   External customers                          $  988,128    $  280,480    $   23,651   $1,292,259   $      ---    $1,292,259
   Intersegment sales                              97,986         4,580         2,582      105,148     (105,148)          ---
                                               ----------    ----------    ----------   ----------   ----------    ----------
Total Revenues                                 $1,086,114    $  285,060    $   26,233   $1,397,407   $ (105,148)   $1,292,259
                                               ==========    ==========    ==========   ==========   ==========    ==========

Depreciation & amortization                        11,324           925         6,156       18,405          ---        18,405
Income from operations                             48,731         8,660         6,186       63,577       (2,912)       60,665
Interest income                                       981           ---           ---          981          ---           981
Interest expense                                   11,446           ---         3,397       14,843          ---        14,843
Equity in losses of unconsolidated affiliate        3,100           ---           ---        3,100          ---         3,100
Income tax expense                                 15,226           ---           ---       15,226          ---        15,226
Investments in unconsolidated affiliate             5,595           ---           ---        5,595          ---         5,595
Capital additions                                  23,435         7,564             7       31,006          ---        31,006
Assets                                            682,822       152,465       117,947      953,234     (248,748)      704,486


1997
--------------------------------
Revenues
   External customers                          $  646,524    $  172,687    $   26,871   $  846,082   $      ---    $  846,082
   Intersegment sales                             104,570           ---           359      104,929     (104,929)          ---
                                               ----------    ----------    ----------   ----------   ----------    ----------
Total Revenues                                 $  751,094    $  172,687    $   27,230   $  951,011   $ (104,929)   $  846,082
                                               ==========    ==========    ==========   ==========   ==========    ==========

Depreciation & amortization                         7,714           507         8,402       16,623          ---        16,623
Income from operations                             30,576         5,855         7,014       43,445       (2,290)       41,155
Interest income                                       293           ---           ---          293          ---           293
Interest expense                                    9,949           ---         6,151       16,100          ---        16,100
Equity in losses of unconsolidated affiliate          400           ---           ---          400          ---           400
Income tax expense                                 10,576           ---           ---       10,576          ---        10,576
Investments in unconsolidated affiliate             6,230           ---           ---        6,230          ---         6,230
Capital additions                                  19,885           283           ---       20,168          ---        20,168
Assets                                            582,540       106,528       107,300      796,368     (166,498)      629,870


         The Company's international sales accounted for approximately 2.0% of consolidated net sales during 1999 and 1998 and 1.2% of net sales during 1997. In addition, assets attributable to international operations accounted for less than 5% of consolidated assets during 1999, 1998 and 1997, respectively.

4.   EARNINGS PER SHARE

         Earnings per share (EPS) are computed in accordance with SFAS No. 128, Earnings per Share. A reconciliation of the numerators and denominators of the basic and diluted EPS computations, as required by SFAS No. 128, is presented below. The convertible preferred stock was not included in the computation of diluted EPS for 1998 and 1997 since it would have resulted in an antidilutive effect (in thousands except per share amounts):


                                 Net Income         Weighted
                                Available to         Average          Earnings
                                   Common            Shares           Per Share
--------------------------------------------------------------------------------
1999
Basic                             $36,744            22,973             $1.60
Options                               ---                30
Series B Preferred Stock            1,151               823
--------------------------------------------------------------------------------
Diluted                           $37,895            23,826             $1.59
================================================================================


1998
Basic                             $21,880            21,990             $1.00
Options                               ---                85
--------------------------------------------------------------------------------
Diluted                           $21,880            22,075             $0.99
================================================================================

1997
Basic                             $14,472            19,586             $0.74
Options                               ---                77
--------------------------------------------------------------------------------
Diluted                           $14,472            19,663             $0.74
================================================================================



5.   ACQUISITIONS

         On December 1, 1999, the Company acquired Apex Trailer Service, Inc., Apex Trailer and Truck Equipment Sales, Inc. and Apex Rentals, Inc. (the Apex Group) in a stock purchase agreement (the Apex Acquisition). For financial statement purposes, the Apex Acquisition was accounted for as a purchase, and accordingly, the Apex Group's assets and liabilities were recorded at fair value and the operating results are included in the consolidated financial statements since the date of acquisition. The Apex Group has four branch locations. These branches sell new and used trailers, aftermarket parts and provide service work. The aggregate consideration for this transaction included approximately $12.4 million in cash and the assumption of $11.3 million in liabilities. Included in the $11.3 million of assumed liabilities was $8.2 million of debt, which the Company paid $6.8 million off immediately following the acquisition using cash from operations. The excess of the purchase price over the underlying assets acquired was approximately $1.8 million.

         On July 14, 1998, the Company acquired Cloud Corporation and Cloud Oak Flooring Company, Inc. (the Cloud Acquisition) in a merger and stock purchase, respectively, manufacturers of laminated hardwood floors for the truck body and trailer industry. For financial statement purposes, the Cloud Acquisition was accounted for as a purchase, and accordingly, Cloud's assets and liabilities were recorded at fair value and the operating results are included in the consolidated financial statements since the date of acquisition. The aggregate consideration for this transaction included approximately $9.5 million in cash, $13.0 million in convertible preferred stock and the assumption of $33.8 million in liabilities. Included in the $33.8 million of assumed liabilities was $18.8 million of debt, which the Company paid off immediately following the acquisition using cash from operations. The excess of the purchase price over the underlying assets acquired was approximately $20.3 million.

         On April 16,1997, the Company acquired certain assets of Fruehauf Trailer Corporation (Fruehauf), a manufacturer of truck trailers and related parts. Assuming this acquisition had occurred on January 1, 1997, 1997's consolidated unaudited pro forma net sales, net income and net income per common share would have been $875.8 million, $14.7 million and $0.69 per common share, respectively. In management's opinion, the unaudited pro forma combined results of operations are not indicative of what the actual results might have been if the acquisition had been effective at the beginning of 1997.


6.   RENTAL, LEASING AND FINANCE OPERATIONS

         a.   Equipment Leased to Others

         The Finance Company and FTSI have leased equipment to others under operating leases, whereby revenue is recognized as lease payments are due from the customers and the related costs are amortized over the equipment life. Equipment leased to others is depreciated over the estimated useful life of the equipment, not to exceed 13 years and no residual value, or in some cases, a depreciable life equal to the term of the lease and a residual value equal to the estimated market value at lease termination. Depreciation expense on equipment leased to others was $7.5 million, $6.4 million and $8.4 million during 1999, 1998 and 1997, respectively. Accumulated depreciation of equipment leased to others is $9.3 million and $13.6 million at December 31, 1999 and 1998, respectively. Future minimum lease payments to be received from these noncancellable operating leases at December 31, 1999 are as follows (in thousands):

                                                          Amounts
                                                          -------
                  2000....................................$ 5,056
                  2001....................................  4,518
                  2002....................................  2,824
                  2003....................................    983
                  2004....................................    676
                  Thereafter..............................  1,200
                                                          -------
                                                          $15,257
                                                          =======

         Additionally, the Company has equipment available for short-term cancelable operating leases. The net amount included in equipment leased to others under this type of arrangement totaled $16.2 million and $6.0 million at December 31, 1999 and 1998, respectively.

         b.   Finance Contracts

         The Finance Company provides finance contracts for the sale of trailer equipment to certain of its customers. The financing is principally structured in the form of finance leases, typically for a five-year term. The Finance Company also participates in the contracts and leases of a major finance company. This participation consists of the purchase of 20% of the initial value of these contracts and leases by the Finance Company along with some level of end of term residual value guarantee. End of term residual guarantees related to these participations totaled $0.3 million and $0.4 million as of December 31, 1999 and 1998, respectively.

         Finance contracts, as shown on the accompanying consolidated financial statements, consists of the following:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
                  Lease payments receivable............  $ 72,004      $ 61,028
                  Estimated residual value.............    16,622        16,370
                                                         --------      --------
                                                           88,626        77,398

                  Unearned finance charges.............   (17,218)      (13,582)
                                                          -------      --------
                                                           71,408        63,816
                  Other, net...........................     8,854        10,156
                                                         --------      --------
                                                         $ 80,262      $ 73,972
                                                         ========      ========

         Other, net. Other, net includes equipment subject to capital lease that is awaiting customer pick-up. The net amounts under such arrangements totaled $2.9 million and $1.9 million at December 31, 1999 and 1998, respectively. In addition, Other, net also includes the sale of certain finance contracts with full recourse provisions. As a result of the recourse provision, the Finance Company has reflected an asset and offsetting liability totaling $6.0 million and $8.3 million at December 31, 1999 and December 31, 1998, respectively, in the Company's Consolidated Balance Sheets as a Finance Contract and Other Non-Current Liabilities and Contingencies.

         The future minimum lease payments to be received as of December 31, 1999 are as follows (in thousands):

                                                         Amounts
                                                         -------
                  2000.................................. $18,396
                  2001..................................  15,587
                  2002..................................  13,573
                  2003..................................   9,990
                  2004..................................   5,305
                  Thereafter............................   9,153
                                                         -------
                                                         $72,004
                                                         =======

         c.   Off-Balance Sheet Financing

         In certain situations, the Finance Company has sold equipment leased to others to independent financial institutions and simultaneously leased the equipment back under operating leases containing end of term residual value guarantees. These end-of-term residual guarantees totaled $19.4 million and $20.5 million as of December 31, 1999 and 1998, respectively. Rental payments made by the Finance Company under these types of transactions totaled $9.1 million, $8.8 million and $4.9 million during 1999, 1998 and 1997, respectively.

         The future minimum lease payments to be paid by the Finance Company under these lease transactions as of December 31, 1999 are as follows (in thousands):

                                                         Amounts
                                                         -------
                  2000.................................. $ 9,126
                  2001..................................   9,126
                  2002..................................   5,718
                  2003..................................   5,718
                  2004..................................   4,690
                  Thereafter............................   1,152
                                                         -------
                                                         $35,530
                                                         =======

         The future minimum lease payments to be received by the Finance Company under these sublease arrangements are $8.9 million in 2000, $5.8 million per year in the years 2001 through 2003, $4.3 million in 2004 and $3.0 million thereafter.


7.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                      DECEMBER 31,
                                                        ---------------------------------------
(In thousands)                                           1999            1998           1997
-----------------------------------------------------------------------------------------------
Cash paid during the period for:
         Interest, net of amounts capitalized         $  13,954        $ 12,168      $  15,313
         Income taxes                                    20,319          17,018          6,136
-----------------------------------------------------------------------------------------------
Acquisitions, net of cash acquired:
         Fair value of assets acquired                   23,698          56,300         63,459
         Liabilities assumed                            (11,285)        (33,781)       (12,980)
         Preferred stock issued                             ---         (13,004)       (17,600)
         Common stock issued                                ---             ---        (17,750)
-----------------------------------------------------------------------------------------------
Net cash used in acquisitions                         $ (12,413)       $ (9,515)     $ (15,129)
===============================================================================================

8.   ACCOUNTS RECEIVABLE SECURITIZATION

         On March 31, 1998, the Company replaced its existing $40.0 million receivable sale and servicing agreement with a new three-year trade receivable securitization facility. The new facility allows the Company to sell, without recourse on an ongoing basis, all of their accounts receivable to Wabash Funding Corporation (Funding Corp.), a wholly owned unconsolidated subsidiary of the Company. Simultaneously, the Funding Corp. has sold and, subject to certain conditions, may from time to time sell an undivided interest in those receivables to a large financial institution. The Funding Corp. is a qualifying special purpose entity under the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As of December 31, 1999 and 1998, $105.0 million of proceeds have been received under the facility. Amounts reflected as Accounts Receivable in the accompanying Consolidated Balance Sheets as of December 31, 1999 and 1998 represent receivables sold to the Funding Corp. in excess of proceeds received.

         Proceeds from the sale in 1998 were used to reduce outstanding borrowings under the Company's Revolving Bank Line of Credit and are reflected as operating cash flows in the accompanying Consolidated Statements of Cash Flows.

         In order to operate this facility on an on-going basis, the Funding Corp. is required to meet certain covenants primarily related to the performance of the accounts receivable portfolio. Servicing responsibility for these receivables resides with the Company.


9.   LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                                                                      DECEMBER 31,
                                                                                ----------------------
                                                                                   1999         1998
                                                                                ---------    ---------
Revolving Bank Line of Credit..............................................     $   7,999    $   5,999
Mortgage and Other Notes Payable, 3.0% - 10.0%, Due 2000-2006
         Secured by general business assets................................         9,882       12,305
Series A Senior Notes, 6.41%, Due January 2003.............................        50,000       50,000
Series B-H Senior Notes, 6.99% - 7.55%, Due 2001-2008......................       100,000      100,000
                                                                                ---------    ---------

                                                                                  167,881      168,304
         Less: Current maturities..........................................        (3,514)      (3,089)
                                                                                ---------    ---------
                                                                                $ 164,367    $ 165,215
                                                                                =========    =========


         Revolving Bank Line of Credit. The Company has an unsecured revolving bank line of credit which permits the Company to borrow up to $125 million. Under this facility, the Company has a right to borrow until September 30, 2002, at which time the principal amount then outstanding will be due and payable. Interest payable on such borrowings is variable based upon the London Interbank Rate (LIBOR) plus 25 to 55 basis points, as defined, or a prime rate of interest, as defined. The Company pays a commitment fee on the unused portion of this facility at rates of 8.5 to 17.5 basis points per annum, as defined. At December 31, 1999, the Company had Deutschemark - denominated borrowings outstanding in the amount of approximately $6.0 million at an interest rate of 3.85% in connection with its international operations. At December 31, 1999, the Company also had an additional $2.0 million borrowing under this facility, at an interest rate of 5.36%. The Company had available credit under the revolving credit facility of approximately $105.5 million after letters of credit and borrowings.

         Senior Notes. As of December 31, 1999 and 1998, $56.0 million and $61.0 million, respectively, of the Company's Senior Notes were due from the Finance Company as a result of its leasing and finance operations.

         Covenants. Under various loan agreements, the Company is required to meet certain financial covenants. These covenants require the Company to maintain certain levels of net worth as well as comply with certain limitations on indebtedness, investments and sales of assets. The Company was in compliance with these covenants at December 31, 1999.

Maturities of long-term debt at December 31, 1999, are as follows (in thousands):

                                                           Amounts
                                                          --------
                  2000................................... $  3,514
                  2001...................................   11,229
                  2002...................................   32,108
                  2003...................................   50,312
                  2004...................................    9,291
                  Thereafter.............................   61,427
                                                          --------
                                                          $167,881
                                                          ========


10.  STOCKHOLDERS' EQUITY

     a.  Capital Stock

                                                                                     DECEMBER 31,
                                                                                ---------------------
(Dollars in thousands)                                                          1999             1998
-----------------------------------------------------------------------------------------------------
Preferred Stock - $.01 par value, 25,000,000 shares authorized:
Series A Junior Participating Preferred Stock - $0.01 par value,
         300,000 shares authorized, 0 shares issued and outstanding             $---             $---

Series B 6% Cumulative Convertible Exchangeable Preferred Stock,
         352,000 shares authorized, issued and outstanding at
         December 31, 1999 and December 31, 1998
         ($17.6 million aggregate liquidation value)                               4                4

Series C 5.5% Cumulative Convertible Exchangeable Preferred Stock,
         130,041 shares authorized, issued and outstanding at
         December 31, 1999 and December 31, 1998
         ($13.0 million aggregate liquidation value)                               1                1
                                                                                ----             ----
         Total Preferred Stock                                                  $  5             $  5
                                                                                ====             ====

Common Stock - $.01 par value, 75,000,000 shares authorized,
         22,985,186 and 22,965,090 shares issued and outstanding
         at December 31, 1999 and December 31, 1998, respectively               $230             $230
                                                                                ====             ====


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

         The Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options and, accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. Had compensation cost for these plans been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income available to common would have been reduced to $35.2 million ($1.53 Basic and Diluted EPS) in 1999, $20.8 million ($0.95 Basic EPS and $0.94 Diluted EPS) in 1998 and $13.8 million ($0.71 Basic EPS and $0.70 Diluted EPS) in 1997.

Stock option activity during the periods indicated is as follows:

                                                                  Number of         Weighted-Average
Options                                                             Shares           Exercise Price
----------------------------------------------------------------------------------------------------
Outstanding at December 31, 1996                                    645,500              $23.25
----------------------------------------------------------------------------------------------------
     Granted...................................................     254,500               28.36
     Exercised.................................................     (29,100)              17.82
     Cancelled.................................................     (15,000)              17.58
Outstanding at December 31, 1997                                    855,900               25.05
----------------------------------------------------------------------------------------------------
     Granted...................................................     368,500               15.31
     Exercised.................................................      (1,420)              18.82
     Cancelled.................................................     (24,720)              24.00
Outstanding at December 31, 1998                                  1,198,260               21.57
----------------------------------------------------------------------------------------------------
     Granted...................................................     537,375               21.52
     Exercised.................................................      (5,140)              17.76
     Cancelled.................................................     (11,590)              20.05
Outstanding at December 31, 1999                                  1,718,905              $21.57
====================================================================================================

The following table summarizes information about stock options outstanding at December 31, 1999:

                                           Weighted         Weighted                         Weighted
       Range of                             Average          Average           Number         Average
       Exercise            Number          Remaining        Exercise         Exercisable     Exercise
        Prices           Outstanding         Life             Price          at 12/31/99       Price
-----------------------------------------------------------------------------------------------------
   $15.25 to $22.49       1,293,105         7.9 yrs.         $18.97            405,910        $17.88
   $22.50 to $33.50         425,800         6.5 yrs.         $29.48            274,800        $29.72

Using the Black-Scholes option valuation model, the estimated fair values of options granted during 1999, 1998 and 1996 were $11.12, $8.07 and $14.67 per option, respectively. Principal assumptions used in applying the Black-Scholes model were as follows:

Black-Scholes Model Assumptions                               1999              1998           1997
-----------------------------------------------------------------------------------------------------
Risk-free interest rate...................................    6.06%             4.88%          6.15%
Expected volatility.......................................   43.95%            40.89%         40.13%
Expected dividend yield...................................    0.74%             0.98%          0.40%
Expected term.............................................    7 yrs.            7 yrs.         7 yrs.

     c.  1993 Employee Stock Purchase Plan

         During 1993, the Company adopted its 1993 Employee Stock Purchase Plan (the "Purchase Plan"), which enables eligible employees of the Company to purchase shares of the Company's $.01 par value common stock. Eligible employees may contribute up to 15% of their eligible compensation toward the semi-annual purchase of common stock. The employees' purchase price is based on the fair market value of the common stock on the date of purchase. No compensation expense is recorded in connection with the Purchase Plan. During 1999, 10,556 shares were issued to employees at a weighted average price of $16.77 per share. At December 31, 1999, there were approximately 269,697 shares available for offering under this Purchase Plan.

     d.  Stock Bonus Plan

         During 1997, the Company adopted its Stock Bonus Plan (the "Bonus Plan"). Under the terms of the Bonus Plan, common stock may be granted to employees under terms and conditions as determined by the Board of Directors. During 1999, 4,400 shares were issued to employees at a weighted average price of $17.95. At December 31, 1999 there were approximately 480,400 shares available for offering under this Bonus Plan.


11.  STOCKHOLDERS' RIGHTS PLAN

         On November 7, 1995, the Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan"). The Rights Plan is designed to deter coercive or unfair takeover tactics, to prevent a person or group from gaining control of the Company without offering fair value to all shareholders and to deter other abusive takeover tactics, which are not in the best interest of stockholders.

         Under the terms of the Rights Plan, each share of common stock is accompanied by one right; each right entitles the stockholder to purchase from the Company, one one-thousandth of a newly issued share of Series A Preferred Stock at an exercise price of $120.

         The rights become exercisable ten days after a public announcement that an acquiring person or group (as defined in the Plan) has acquired 20% or more of the outstanding Common Stock of the Company (the Stock Acquisition Date) or ten days after the commencement of a tender offer which would result in a person owning 20% or more of such shares. The Company can redeem the rights for $.01 per right at any time until ten days following the Stock Acquisition Date (the 10-day period can be shortened or lengthened by the Company). The rights will expire in November 2005, unless redeemed earlier by the Company.

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


12.  EMPLOYEE 401(K) SAVINGS PLAN

         Substantially all of the Company's employees are eligible to participate in the 401(k) Savings Plan, which provides for Company matching under various formulas. The Company's matching contribution and related expense for the plan was approximately $1.4 million, $1.0 million and $1.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

13.  INCOME TAXES

     a.  Provisions for Income Taxes

         The consolidated income tax provision for 1999, 1998 and 1997 consists of the following components (in thousands):

                                                1999        1998        1997
                                              --------    --------    --------

         Current:
              Federal......................   $ 28,769    $  6,024    $  3,862
              State........................      4,069       2,814       1,251
         Deferred .........................     (6,947)      6,388       5,463
                                              --------    --------    --------

         Total consolidated provision......   $ 25,891    $ 15,226    $ 10,576
                                              ========    ========    ========


         The Company's effective tax rates were 40.0%, 39.6% and 41.0% of pre-tax income for 1999, 1998 and 1997 respectively, and differed from the U.S. Federal Statutory rate of 35% due primarily to State taxes.

     b.  Deferred Taxes

         Deferred income taxes are primarily due to temporary differences between financial and income tax reporting for the depreciation of property, plant and equipment and equipment under lease, the recognition of payments made in connection with the acquisition of the RoadRailer technology (and the amortization thereof) and the recognition of income from assets under finance leases. The long-term deferred tax liabilities were $30.6 million and $31.9 million and current prepaid income tax assets were $7.3 million, and $1.6 million as of December 31, 1999 and 1998, respectively.

The components of deferred tax assets and deferred tax liabilities as of December 31, 1999 and 1998 were as follows (in thousands):

                                                                                 1999        1998
                                                                               -------     -------
         Deferred tax assets:
              Rentals on Finance Leases ....................................   $15,545     $14,660
              Leasing Difference ...........................................     6,060       3,953
              Other ........................................................    16,808      11,223

         Deferred tax liabilites:
              Book-Tax Basis Differences - Property, Plant and Equipment ...    41,433      42,432
              Earned Finance Charges on Finance Leases .....................     9,273       6,944
              RoadRailer Acquisition Payments/Amortization .................     1,522       2,103
              Other ........................................................     9,532       8,651
                                                                               -------     -------

         Net deferred tax liability ........................................   $23,347     $30,294
                                                                               =======     =======

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

         From January 22, 1999 through February 24, 1999, five purported class action complaints were filed against the Company and certain of its officers in the United States District Court for the Northern District of Indiana. The complaints purported to be brought on behalf of a class of investors who purchased the Company's common stock between April 20, 1998 and January 15, 1999. The complaints alleged that the Company violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Act by disseminating false and misleading financial statements and reports respecting the first three quarters of the Company's fiscal year 1998. The complaints sought unspecified compensatory damages and attorney's fees, as well as other relief. In addition, on March 23, 1999, another purported class action lawsuit was also filed in the United States District Court for the Northern District of Indiana, naming the Company, its directors and the underwriters of the Company's April 1998 public offering. That complaint alleged that the Company and the individual defendants violated Section 11 of the Securities Act of 1933, and the Company, the individual defendants as "controlling persons" of the Company, and the underwriters are liable under Section 12 of that Act, by making untrue statements of material fact in and omitting material facts from the prospectus used in that offering. The complaint sought unspecified compensatory damages and attorney's fees, as well as other relief. Both the Securities Exchange Act complaints and the Securities Act complaint arise out of the restatement of the Company's financial statements for the first three quarters of 1998. At a hearing on May 10, 1999 and in an order entered on June 22, 1999, Judge Allen Sharp consolidated the six pending cases under the caption In re Wabash National Corporation Securities Litigation, No. 4:99CV0003AS and established a schedule for further proceedings. Pursuant to the order, selected lead plaintiffs filed a Consolidated Class Action Complaint on July 6, 1999. The consolidated complaint repeats the claims made in the original complaints respecting the restatement and also alleges that the loss contingency for certain excise taxes, which Wabash disclosed on January 19, 1999, should have been recorded earlier. Under the schedule established and modified by the Court, defendants filed motions to dismiss the consolidated complaint on September 7, 1999, plaintiffs filed their opposing briefs on October 4, 1999 and defendants filed their reply briefs on October 12, 1999. A hearing on those motions was held in December 1999. On February 29, 2000 the Court entered an order denying defendants' motions to dismiss. The defendants requested that the Court permit an appeal to the United States Court of Appeals for the 7th Circuit regarding certain questions of law raised in the Court's order. Answers to plaintiffs complaints were filed on March 15, 2000.

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

         The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for the treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of December 31, 1999, the estimated potential exposure for such costs ranges from approximately $0.5 million to approximately $1.7 million, for which the Company has a reserve of approximately $1.0 million. As of December 31, 1998, the estimated potential exposure for such costs ranged from approximately $0.7 million to approximately $2.7 million, for which the Company had a reserve of approximately $1.5 million. The reduction in the reserve during 1999 reflects payments made during the period and a $0.3 million change in estimate during

1999, resulting from experience and the availability of additional information. These reserves were primarily recorded for exposures associated with the costs of environmental remediation projects to address soil and ground water contamination as well as the costs of removing underground storage tanks at its branch service locations. The possible recovery of insurance proceeds has not been considered in the Company's estimated contingent environmental costs.

         The Company acquired two new manufacturing sites in July 1998 in connection with the Cloud acquisition and voluntarily disclosed to the United States Environmental Protection Agency (EPA) and the Arkansas Department of Pollution Control and Ecology (ADPC&E) potential soil and groundwater contamination. In association with both the EPA and the ADPC&E, the Company has submitted a sampling plan to ADPC&E for monitoring and any required remediation. This matter is at an early stage and it is not possible to predict the outcome with certainty. The Company has recorded a reserve of $1.0 million related to these issues based on current available information and does not believe the outcome of this matter will be material to the consolidated results of operations or financial condition of the Company. The Company is indemnified by the Sellers of the acquired companies and the Company believes that these matters would be covered by the indemnification.

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

     c.  Tax Assessment

         On December 24, 1998, the Company received a notice from the Internal Revenue Service that it intended to assess federal excise tax on certain used trailers restored by the Company during 1996 and 1997. Although the Company strongly disagreed with the IRS, it recorded a $4.6 million accrual in 1998 for this loss contingency in Other, net in the accompanying Consolidated Statements of Income. During 1999 the Company reached a settlement with the IRS of approximately $1.1 million, net of interest, of which less than $1.0 million was related to the restoration of used trailers. Accordingly, during the fourth quarter 1999 the Company reflected a $3.5 million reversal in Other, net in the accompanying Consolidated Statements of Income.

         The Company continued the restoration program with the same customer during 1998 and 1999. The customer has indemnified the Company for any potential excise tax assessed by the IRS for years subsequent to 1997. As a result, the Company has recorded a liability and a corresponding receivable of approximately $5.2 million and $2.4 million in the accompanying Consolidated Balance Sheets at December 31, 1999 and 1998, respectively.

     d.  Letters of Credit

         As of December 31, 1999, the Company had standby letters of credit totaling $11.5 million issued in connection with certain foreign sales transactions and with the Company's worker's compensation self-insurance program.

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

     f.  Operating Leases

         The Company leases office space, manufacturing, warehouse and service facilities and equipment under operating leases expiring through 2006. Future minimum lease payments required under operating leases as of December 31, 1999 are as follows (in thousands):


                                                       Amounts
                                                      --------
                  2000............................... $  6,589
                  2001...............................    6,024
                  2002...............................    3,640
                  2003...............................    2,721
                  2004...............................    2,498
                  Thereafter.........................    6,151
                                                      --------
                                                      $ 27,623
                                                      ========


         Total rental expense under operating leases was $5.4 million, $4.2 million, and $2.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     g.  Used Trailer Residual Guarantees and Purchase Commitments

         In connection with certain new trailer sale transactions, the Company has entered into residual value guarantees and purchase option agreements with customers or financing institutions whereby the Company agrees to guarantee an end-of-term residual value or has an option to purchase the used equipment at a pre-determined price. Future payments required under these transactions as of December 31, 1999 and 1998 totaled approximately $30.7 million and $12.6 million, respectively, the majority of which do not come due until after 2002.

     h.  Year 2000

         As of the date of this filing, the Company has not experienced any significant internal problems related to Year 2000 compliance issues, nor has the Company experienced any disturbances or interruption in its ability to transact business with its suppliers or customers.

15.  QUARTERLY FINANCIAL DATA

                                                                                (UNAUDITED)
                                                                FIRST       SECOND       THIRD      FOURTH
                                                               QUARTER     QUARTER      QUARTER    QUARTER
                                                               -------     -------      -------    -------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE)
1999
----------------------------------------------------------
     Net sales............................................    $ 341,624   $ 380,203    $ 374,708  $ 358,035
     Gross profit.........................................       27,225      34,099       35,039     35,354
     Net income...........................................        6,367      10,347       10,365     11,762
     Basic earnings per share (a).........................    $    0.26   $    0.42    $    0.43  $    0.49
     Diluted earnings per share (a).......................    $    0.26   $    0.42    $    0.43  $    0.49

1998
----------------------------------------------------------
     Net sales............................................    $ 293,612   $ 337,733    $ 334,113  $ 326,801
     Gross profit.........................................       25,888      24,038       27,634     21,731
     Net income...........................................        6,958       6,203        7,909      2,201
     Basic earnings per share (a).........................    $    0.34   $    0.27    $    0.33  $    0.08
     Diluted earnings per share (a).......................    $    0.33   $    0.27    $    0.33  $    0.08

1997
----------------------------------------------------------
     Net sales............................................    $ 135,087   $ 196,407    $ 246,403  $ 268,185
     Gross profit.........................................        8,033      14,710       21,167     23,552
     Net income...........................................          869       2,842        5,052      6,451
     Basic earnings per share (a).........................    $    0.05   $    0.13    $    0.24  $    0.31
     Diluted earnings per share (a).......................    $    0.05   $    0.13    $    0.24  $    0.31

(a) The sum of quarterly earnings per share may differ from annual earnings per share primarily due to rounding.


ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following are the executive officers and key employees of the
Company:

                  NAME                                      AGE                  POSITION
                  ----                                      ---                  --------
         Donald J. Ehrlich (1).............................  62      President, Chief Executive Officer
                                                                         and Chairman of the Board
         Dean A. Cervenka..................................  42      Vice President--Sales
         Rick B. Davis.....................................  32      Corporate Controller
         Richard E. Dessimoz...............................  52      Vice President and Chief Executive
                                                                         Officer of Wabash National
                                                                         Finance Corporation and Director
         Charles R. Ehrlich................................  55      Vice President--Manufacturing
         Rodney P. Ehrlich.................................  53      Vice President--Engineering
         Charles E. Fish...................................  45      Vice President--Human Relations
         Lawrence J. Gross.................................  45      Vice President--Marketing
         Mark R. Holden (1)................................  40      Vice President-Chief Financial
                                                                         Officer and Director
         Karl D. Kintzele..................................  49      Director of Internal Audit
         Connie L. Koleszar................................  41      Director of Investor Relations
         Wilfred E. Lewallen...............................  55      Vice President--Industrial Engineering
         Derek L. Nagle....................................  49      Vice President and President--Fruehauf Trailer
                                                                         Services, Inc.
         Geary D. Richard..................................  47      Vice President--Information Systems
         Stanley E. Sutton.................................  50      Vice President--Purchasing

(1)  Member of the Executive Committee of the Board of Directors.

     Donald J. Ehrlich. Mr. Donald J. Ehrlich has been President, Chief Executive Officer and Director of the Company since its founding. In May 1995, Mr. Ehrlich was elected Chairman of the Board. He also serves as a director of Danaher Corporation and Indiana Secondary Market Corporation.

     Dean A. Cervenka. Mr. Cervenka has been Vice President--Sales since January 1997. Previously, Mr. Cervenka had been a Regional Sales Director for the Company. Prior to his employment by the Company in April 1996, he was employed by Caterpillar, Inc. in various engineering and marketing positions.

     Rick B. Davis. Mr. Davis has been Corporate Controller of the Company since May 1998. Previously, Mr. Davis was Controller of the Company since June 1995. Prior to his employment by the Company, he was employed by Cummins Engine Company, Inc. since 1994 and Arthur Andersen LLP since 1989.

     Richard E. Dessimoz. Mr. Dessimoz has been Vice President and Chief Executive Officer of Wabash National Finance Corporation since its inception in December 1991 and a Director of the Corporation since December 1995. Mr. Dessimoz is also a director of APACHE Medical Systems, Inc., a producer of software and services for the medical industry.

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

     Lawrence J. Gross. Mr. Gross has been Vice President--Marketing of the Company since December 1994. Previously he had been President of the Company's RoadRailer division since joining the Company in July 1991. Prior to his employment by the Company, he was employed since 1985 by Chamberlain of Connecticut, Inc., a licensor of bimodal technology, as Vice President--Marketing until 1990 and as President until he began his employment with the Company.

     Mark R. Holden. Mr. Holden has been Vice President--Chief Financial Officer and Director of the Company since May 1995. Previously, Mr. Holden had been Vice President Controller of the Company. Prior to his employment by the Company in December 1992, he was employed by Arthur Andersen LLP since 1981.

     Karl D. Kintzele. Mr. Kintzele has been Director of Internal Audit since joining the Company in September, 1999. Prior to his employment by the Company, he was employed by Teledyne, Inc. since 1979.

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

     Derek L. Nagle. Mr. Nagle has been Vice President and President of Fruehauf Trailer Services, Inc. since the Company's acquisition of certain Fruehauf assets in April 1997. Prior to his employment by the Company, he was employed since 1970 at Fruehauf Trailer Corporation, as Senior Vice President of North American Sales & Distribution from 1993 through 1995, as Executive Vice President of North American Operations until 1996. In September 1997, he was appointed President of Fruehauf Trailer Corporation following the resignation of the previous CEO and CFO of Fruehauf. Fruehauf Trailer Corporation filed bankruptcy in October 1996.

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

     The Company hereby incorporates by reference the information contained under the heading "Election of Directors" from its definitive Proxy Statement to be delivered to stockholders of the Company in connection with the 2000 Annual Meeting of Stockholders to be held May 9, 2000.

     Donald J. Ehrlich, President, Chief Executive Officer and Chairman, and Charles R. Ehrlich and Rodney P. Ehrlich, executive officers of the Company, are brothers. Dean A. Cervenka and Connie L. Koleszar, executive officers of the Company, are brother and sister.

ITEM 11--EXECUTIVE COMPENSATION

         The Company hereby incorporates by reference the information contained under the heading "Compensation" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2000 Annual Meeting of Stockholders to be held May 9, 2000.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company hereby incorporates by reference the information contained under the heading "Beneficial Ownership of Common Stock" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2000 Annual Meeting of Stockholders to be held on May 9, 2000.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company hereby incorporates by reference the information contained under the heading "Compensation Committee Interlocks and Insider Participant" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2000 Annual Meeting of Stockholders to be held on May 9, 2000.

PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements: All required financial statements are included in
Item 8 of this Form 10-K. Financial statement schedules are omitted as they are not required or not applicable or the required information is included in the Notes to consolidated financial statements.

     (b) Reports on Form 8-K:

              None.

     (c) Exhibits: The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

2.01 Purchase Agreement dated March 31, 1997, as amended (Incorporated by reference from Exhibit 2.01 to Registrant's Form 8-K filed in May 1,
         1997)
3.01     Certificate of Incorporation of the Company (1)
3.02 Certificate of Designations of Series A Junior Participating Preferred Stock (1)
3.03     By-laws of the Company (1)
3.04 Certificate of Designations of Series B 6% Cumulative Convertible Exchangeable Preferred Stock (6)
3.05 Certificate of Designations of Series C 5.5% Cumulative Convertible Exchangeable Preferred Stock (9)
4.01     Specimen Stock Certificate (1)
4.02     Rights Agreement between the Company and Harris Bank as Rights Agent
         (1)
4.03     First Amendment to Shareholder Rights Agreement dated October 21, 1998
         (10)
4.04 Form of Indenture for the Company's 6% Convertible Subordinated Debentures due 2007
10.01 Loan Agreement, Mortgage, Security Agreement and Financing Statement between Wabash National Corporation and City of Lafayette dated as of August 15, 1989(1)
10.02    1992 Stock Option Plan (1)
10.03 Promissory Note in the principal amount of $2,882,392 by Wabash National Finance Corporation in favor of Corestates Bank, N.A. dated December 21, 1993 (2)
10.04 Security Agreement of Wabash National Finance Corporation in favor of Corestates Bank, N.A. dated December 21, 1993 (2)
10.05 Loan Agreement of Wabash National Finance Corporation in favor of Corestates Bank, N.A. dated December 21, 1993 (2)
10.06 Real Estate Sale Agreement by and between Kraft General Foods, Inc. and Wabash National Corporation, dated June 1, 1994 (3)
10.07 6.41% Series A Senior Note Purchase Agreement dated January 31, 1996, between certain Purchasers and Wabash National Corporation (4)
10.08 Master Loan and Security Agreement in the amount of $10 million by Wabash National Finance Corporation in favor of Sanwa Business Credit Corporation dated December 27, 1995 (4)
10.09 First Amendment to the 6.41% Series A Senior Note Purchase Agreement dated January 31, 1996 between certain Purchasers and Wabash National Corporation (5)
10.10 Series B-H Senior Note Purchase Agreement dated December 18, 1996 between certain Purchasers and Wabash National Corporation (5)
10.11 Revolving Credit Loan Agreement dated September 30, 1997, between NBD Bank, N.A. and Wabash National Corporation (7)
10.12 Investment Agreement and Shareholders Agreement dated November 4, 1997, between ETZ (Europaische Trailerzug Beteiligungsgesellschaft mbH) and Wabash National Corporation (7)

10.13 Receivable Sales Agreement between the Company and Wabash Funding Corporation and the Receivables Purchase Agreement between Wabash Funding Corporation and Falcon Asset Securitization Corporation (8)
10.14    Indemnification Agreement between the Company and Roadway Express, Inc.
         (11)
21.00    List of Significant Subsidiaries (11)
23.01    Consent of Arthur Andersen LLP (11)
27.00    Financial Data Schedule (11)


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

                                     WABASH NATIONAL CORPORATION


March 28, 2000                          By: /s/ Rick B. Davis
                                            ------------------------------------
                                                Rick B. Davis
                                                Corporate Controller
                                                (Principal Accounting Officer)
                                                and Duly Authorized Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

     DATE                                       SIGNATURE AND TITLE
     ----                                       -------------------


March 28, 2000                          By: /s/ Donald J. Ehrlich
                                            ------------------------------------
                                                Donald J. Ehrlich
                                                Chief Executive Officer,
                                                President and Chairman of
                                                the Board
                                                (Principal Executive Officer)


March 28, 2000                          By: /s/ Mark R. Holden
                                            ------------------------------------
                                                Mark R. Holden
                                                Vice President--Chief Financial
                                                Officer and  Director


March 28, 2000                          By: /s/ Richard E. Dessimoz
                                            ------------------------------------
                                                Richard E. Dessimoz
                                                Vice President and Chief
                                                Executive Officer-Wabash
                                                National Finance Corporation
                                                and Director


March 28, 2000                          By: /s/ John T. Hackett
                                            ------------------------------------
                                                John T. Hackett
                                                Director


March 28, 2000                          By: /s/ E. Hunter Harrison
                                            ------------------------------------
                                                E. Hunter Harrison
                                                Director


March 28, 2000                          By: /s/ Ludvik F. Koci
                                            ------------------------------------
                                                Ludvik F. Koci
                                                Director