Form 10-Q
period 2000-03-31
WABASH NATIONAL CORP /DE
filed 2000-05-15
CIK 879526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
[X]                    THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2000
                                       OR
                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
[ ]                    THE SECURITIES EXCHANGE ACT OF 1934



            FOR THE TRANSITION PERIOD FROM            TO
                                           ----------    ----------
                        COMMISSION FILE NUMBER: 1-10883


                          WABASH NATIONAL CORPORATION
                          ---------------------------
            ( Exact name of registrant as specified in its charter)

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

       Registrant's telephone number, including area code: (765) 771-5300
       ------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

                                  YES  X  NO
                                      ---    ---

The number of shares of common stock outstanding at May 12, 2000 was 22,986,946.

                           WABASH NATIONAL CORPORATION

                                      INDEX

                                    FORM 10-Q


PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----
Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at
                  March 31, 2000 and December 31, 1999                       1

                  Condensed Consolidated Statements of Income
                  For the three months ended March 31, 2000 and 1999         2

                  Condensed Consolidated Statements of Cash Flows
                  For the three months ended March 31, 2000 and 1999         3

                  Notes to Condensed Consolidated Financial Statements       4

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         12


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  13

Item 2.  Changes in Securities and Use of Proceeds                          13

Item 3.  Defaults Upon Senior Securities                                    13

Item 4.  Submission of Matters to a Vote of Security Holders                13

Item 5.  Other Information                                                  13

Item 6.  Exhibits and Reports on Form 8-K                                   13

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                  March 31,     December 31,
                                                                    2000           1999
                                                                 -----------    -----------
                                                                 (Unaudited)      (Note 1)
                                     ASSETS
                                     ------
CURRENT ASSETS:
    Cash and cash equivalents                                     $  21,314      $  22,484
    Accounts receivable, net                                        148,482        111,567
    Current portion of finance contracts                             14,602          8,423
    Inventories                                                     331,992        269,581
    Prepaid expenses and other                                       17,057         16,962
                                                                  ---------      ---------
         Total current assets                                       533,447        429,017
                                                                  ---------      ---------
PROPERTY, PLANT AND EQUIPMENT, net                                  200,998        186,430
                                                                  ---------      ---------
EQUIPMENT LEASED TO OTHERS, net                                      52,960         50,364
                                                                  ---------      ---------
FINANCE CONTRACTS, net of current portion                            62,984         71,839
                                                                  ---------      ---------
INTANGIBLE ASSETS, net                                               32,182         32,669
                                                                  ---------      ---------
OTHER ASSETS                                                         22,370         20,972
                                                                  ---------      ---------
                                                                  $ 904,941      $ 791,291
                                                                  =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
    Current maturities of long-term debt                          $   3,739      $   3,514
    Accounts payable                                                154,454        145,568
    Accrued liabilities                                              46,015         51,184
                                                                  ---------      ---------
         Total current liabilities                                  204,208        200,266
                                                                  ---------      ---------
LONG-TERM DEBT, net of current maturities                           267,366        164,367
                                                                  ---------      ---------
DEFERRED INCOME TAXES                                                30,539         30,640
                                                                  ---------      ---------
OTHER NONCURRENT LIABILITIES AND CONTINGENCIES                       15,699         16,653
                                                                  ---------      ---------
STOCKHOLDERS' EQUITY:
    Preferred stock, aggregate liquidation value of $30,600               5              5
    Common stock, 22,986,946 and 22,985,186 shares issued and           230            230
       outstanding, respectively
    Additional paid-in capital                                      236,502        236,474
    Retained earnings                                               151,671        143,935
    Treasury stock at cost, 59,600 common shares                     (1,279)        (1,279)
                                                                  ---------      ---------
         Total stockholders' equity                                 387,129        379,365
                                                                  ---------      ---------
                                                                  $ 904,941      $ 791,291
                                                                  =========      =========

            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)


                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                         2000           1999
                                                       ---------      ---------
                                                      (Unaudited)    (Unaudited)

NET SALES                                              $ 352,848      $ 341,624

COST OF SALES                                            318,425        314,399
                                                       ---------      ---------
    Gross profit                                          34,423         27,225

GENERAL AND ADMINISTRATIVE EXPENSES                        8,076          7,180

SELLING EXPENSES                                           5,064          5,038
                                                       ---------      ---------
    Income from operations                                21,283         15,007

OTHER INCOME (EXPENSE)
    Interest expense                                      (4,128)        (3,013)
    Accounts receivable securitization costs              (1,661)        (1,430)
    Equity in losses of unconsolidated affiliate            (850)        (1,000)
    Other, net                                               327          1,229
                                                       ---------      ---------
    Income before income taxes                            14,971         10,793

PROVISION FOR INCOME TAXES                                 5,839          4,426
                                                       ---------      ---------
    Net income                                         $   9,132      $   6,367

PREFERRED STOCK DIVIDENDS                                    476            443
                                                       ---------      ---------
NET INCOME AVAILABLE TO COMMON
   STOCKHOLDERS                                        $   8,656      $   5,924
                                                       =========      =========
Earnings per share:
    Basic                                              $    0.38      $    0.26
    Diluted                                            $    0.38      $    0.26
                                                       =========      =========
Cash dividends per share                               $    0.04      $  0.0375
                                                       =========      =========







            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                             Three Months
                                                                            Ended March 31,
                                                                       ------------------------
                                                                          2000          1999
                                                                       ---------      ---------
                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                         $   9,132      $   6,367
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities-
      Depreciation and amortization                                        6,648          4,938
      Gain on sale of property, plant and equipment                         (191)          (624)
      Bad debt provision                                                     468            740
      Deferred income taxes                                                 (639)        (2,252)
      Equity in losses of unconsolidated affiliate                           850          1,000
      Change in operating assets and liabilities:
        Accounts receivable                                              (37,383)       (33,788)
        Inventories                                                      (62,411)       (33,829)
        Prepaid expenses and other                                           580         10,378
        Accounts payable and accrued liabilities                           3,717         21,739
        Other, net                                                          (841)          (935)
                                                                       ---------      ---------
              Net cash used in operating activities                      (80,070)       (26,266)
                                                                       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                 (19,139)       (14,393)
    Net (addition) reduction to equipment leased to others                (5,537)         1,302
    Net additions to finance contracts                                    (4,414)        (3,996)
    Investment in unconsolidated affiliate                                  (916)          (562)
    Proceeds from the sale of property, plant and equipment                  626          1,182
    Proceeds from sale of leased equipment and finance contacts            3,347          7,211
    Principal payments received on finance contracts                       3,077          2,322
    Other, net                                                              --             (109)
                                                                       ---------      ---------
              Net cash used in investing activities                      (22,956)        (7,043)
                                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from:
        Long-term debt                                                    12,500           --
        Long-term revolver                                               171,900           --
        Common stock                                                          28           --
    Payments:
        Long-term debt                                                      (776)        (1,836)
        Long-term revolver                                               (80,400)          --
        Common stock dividends                                              (920)          (860)
        Preferred stock dividends                                           (476)          (443)
                                                                       ---------      ---------
              Net cash  provided by (used in) financing activities       101,856         (3,139)
                                                                       ---------      ---------
NET DECREASE IN CASH                                                      (1,170)       (36,448)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          22,484         67,122
                                                                       ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  21,314      $  30,674
                                                                       =========      =========




            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  GENERAL

         The condensed consolidated financial statements included herein have been prepared by Wabash National Corporation and its subsidiaries (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K.

         In the opinion of the registrant, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of the Company at March 31, 2000 and December 31, 1999 and its results of operations and cash flows for the three months ended March 31, 2000 and 1999.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   New Accounting Pronouncement

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

b.   Inventories

Inventories consisted of the following (in thousands):

                                     March 31,        December 31,
                                       2000               1999
                                    ----------        -----------
                                    (Unaudited)

Raw material and components          $103,505          $105,476
Work in process                        15,496            11,215
Finished goods                         72,680            49,906
Aftermarket parts                      41,429            37,894
Used trailers                          98,882            65,090
                                     --------          --------
                                     $331,992          $269,581
                                     ========          ========

c.   Reclassifications

         Certain items previously reported in specific condensed consolidated financial statement captions have been reclassified to conform with the 2000 presentation.

NOTE 3.  SEGMENTS

         Under the provisions of SFAS No. 131, the Company has three reportable segments; manufacturing, retail and distribution and leasing and finance operations. The manufacturing segment principally produces trailers and sells new trailers to customers who purchase trailers direct or through independent dealers and also produces trailers for the retail and distribution segment. The retail and distribution segment sells new and used trailers, aftermarket parts, and performs service repair on used trailers through its retail branch network. In addition, the retail and distribution segment rents used trailers, primarily on a short-term basis. The leasing and finance segment provides leasing and finance programs to its customers for new and used trailers.

Reportable segment information is as follows (in thousands):

Three Months Ended                              Retail and     Leasing     Combined                 Consolidated
March 31, 2000                 Manufacturing   Distribution  and Finance   Segments  Eliminations      Totals
--------------                 -------------   ------------  -----------   --------  ------------      ------
   (unaudited)
Revenues
   External customers            $272,215         $71,056      $ 9,577     $352,848     $    ---       $352,848
   Intersegment sales              25,174             981        2,063       28,218      (28,218)           ---
                                 --------         -------      -------     --------     --------       --------
Total Revenues                   $297,389         $72,037      $11,640     $381,066     $(28,218)      $352,848
                                 ========         =======      =======     ========     ========       ========

Income from Operations           $ 20,034         $   742      $ 1,096     $ 21,872     $   (589)      $ 21,283
Three Months Ended
March 31, 1999
--------------
   (unaudited)

Revenues
   External customers            $259,002         $72,530      $10,092     $341,624          ---       $341,624
   Intersegment sales              14,159              28        2,421       16,608      (16,608)           ---
                                 --------         -------      -------     --------     --------       --------
Total Revenues                   $273,161         $72,558      $12,513     $358,232     $(16,608)      $341,624
                                 ========         =======      =======     ========     ========       ========

Income from Operations           $ 13,266         $   733      $ 1,293     $ 15,292     $   (285)      $ 15,007

NOTE 4.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                           Three Months
                                                                                         Ended March 31,
                                                                                   ---------------------------
(In thousands)                                                                       2000             1999
--------------------------------------------------------------------------------------------------------------
                                                                                           (unaudited)
Cash paid during the period for:
    Interest, net of amounts capitalized                                            $3,059           $2,856
    Income taxes                                                                     5,795            1,555
--------------------------------------------------------------------------------------------------------------

NOTE 5.  EARNINGS PER SHARE

         Earnings per share (EPS) are computed in accordance with SFAS No. 128, Earnings per Share. A reconciliation of the numerators and denominators of the basic and diluted EPS computations, as required by SFAS No. 128, is presented below (amounts in thousands except per share amounts):

                                                                           Weighted
                                                                            Average           Earnings
                                                             Income         Shares           Per Share
---------------------------------------------------------------------------------------------------------
                                                                          (Unaudited)
Three Months Ended March 31, 2000
------------------------------------
Basic                                                         $8,656          22,985           $0.38
       Series B Preferred Stock                                  297             823
---------------------------------------------------------------------------------------------------------
Diluted                                                       $8,953          23,808           $0.38
=========================================================================================================

Three Months Ended March 31, 1999
------------------------------------
Basic                                                         $5,924          22,965           $0.26
       Series B Preferred Stock                                  ---             ---
---------------------------------------------------------------------------------------------------------
Diluted                                                       $5,924          22,965           $0.26
=========================================================================================================

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

The complaint sought unspecified compensatory damages and attorney's fees, as well as other relief. Both the Securities Exchange Act complaints and the Securities Act complaint arise out of the restatement of the Company's financial statements for the first three quarters of 1998. At a hearing on May 10, 1999 and in an order entered on June 22, 1999, Judge Allen Sharp consolidated the six pending cases under the caption In re Wabash National Corporation Securities Litigation, No. 4:99CV0003AS and established a schedule for further proceedings. Pursuant to the order, selected lead plaintiffs filed a Consolidated Class Action Complaint on July 6, 1999. The consolidated complaint repeats the claims made in the original complaints respecting the restatement and also alleges that the loss contingency for certain excise taxes, which Wabash disclosed on January 19, 1999, should have been recorded earlier. Under the schedule established and modified by the Court, defendants filed motions to dismiss the consolidated complaint on September 7, 1999, plaintiffs filed their opposing briefs on October 4, 1999 and defendants filed their reply briefs on October 12, 1999. A hearing on those motions was held in December 1999. On February 29, 2000 the Court entered an order denying defendants' motions to dismiss. The defendants requested that the Court permit an appeal to the United States Court of Appeals for the 7th Circuit regarding certain questions of law raised in the Court's order and the request was denied by the court on April 4, 2000. Answers to plaintiffs complaints were filed on March 15, 2000, and discovery proceedings have commenced.

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

         The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for the treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of March 31, 2000, the estimated potential exposure for such costs ranges from approximately $0.5 million to approximately $1.7 million, for which the Company has a reserve of approximately $0.9 million. The reduction in the reserve during the three months ending March 31, 2000 reflects payments made during the period. These reserves were primarily recorded for exposures associated with the costs of environmental remediation projects to address soil and ground water contamination as well as the costs of removing underground storage tanks at its branch service locations. The possible recovery of insurance proceeds has not been considered in the Company's estimated contingent environmental costs.

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

         The Company has been made aware that during the week of April 3, 2000 a contractor working on the expansion of the Company's facility in Huntsville, Tennessee was involved in a discharge of wastewater into a stormwater system. On April 14, 2000, the Company received a grand jury subpoena from the United States Attorney's Office for the Eastern District of Tennessee, in connection with an investigation into that incident. The subpoena seeks the production of documents and related records concerning the design of our plant's discharge system and the particular discharge in question. The Company also received a Notice of Violation/Request for Incident Report from the Tennessee Department of Environmental Conservation ("TDEC") with respect to the same matter. The Company is fully cooperating with the U.S. Attorney's Office and TDEC in this matter. At this stage the Company is unable to predict what further action, if any, might be taken by the U.S. Attorney's Office of TDEC as a result of the investigation or what financial or business impact, if any, the outcome of this matter might have on the Company.

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

     c.  Used Trailer Restoration Program

         During 1999, the Company reached a settlement with the Internal Revenue Service related to federal excise tax on certain used trailers restored by the Company during 1996 and 1997. The Company continued the restoration program with the same customer since 1997. The customer has indemnified the Company for any potential excise tax assessed by the IRS for years subsequent to 1997. As a result, the Company has recorded a liability and a corresponding receivable of approximately $5.9 million and $5.2 million in the accompanying condensed Consolidated Balance Sheets at March 31, 2000 and December 31, 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This report and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position, operating results and our business strategy are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

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

     Net Sales

         Consolidated net sales for the first quarter of 2000 increased approximately $11.2 million or 3.3% compared to the same period in 1999. The increase in consolidated net sales was primarily a result of increased sales in the Company's manufacturing segment.

         The manufacturing segment's external net sales rose 5.1% or $13.2 million in the first quarter of 2000 compared to the same period in 1999. This increase was driven by a 2.5% increase in the average price per unit sold coupled with an increase of 3.3% in the number of new trailers sold, from approximately 15,200 units in the first quarter of 1999 to approximately 15,700 in the first quarter of 2000. The manufacturing segment's production mix continued to shift toward more of the Company's proprietary DuraPlate(TM) trailer.

         The retail and distribution segment's external net sales decreased 2.0% or $1.5 million in the first quarter of 2000 compared to the same period in 1999. This decrease was driven by a 14.8% decrease in used trailer revenues and a 7.9% decrease in new trailer revenues, partially offset by an increase in used trailer rental revenues. The decrease in new and used trailer revenues was primarily due to the impact of rising fuel costs and higher interest rates on the Company's retail customer base. The increase in used trailer rental revenues primarily reflects the Company's continued expansion of its used trailer rental portfolio.

         The leasing and finance segment's external net sales decreased 5.1% or $0.5 million in the first quarter of 2000 compared to the same period in 1999 due primarily to a $2.9 million decrease in the sale of used trailers that had previously been leased partially offset by an increase of new trailer revenues of $2.5 million.

     Gross Profit

         Gross profit as a percentage of sales totaled 9.8% for the first quarter of 2000 compared to 8.0% for the same period in 1999. Gross profit was impacted primarily by a continued improvement in product mix toward more proprietary products. The Company's strategy of increasing the proportion of revenues attributable to proprietary products, such as the DuraPlate trailer, has been successful in generating higher gross profits than has historically been possible with a more traditional, commodity-type production mix.

     Income From Operations

         Income from operations for the first quarter of 2000 as a percentage of net sales was 6.0% compared to 4.4% for the same period in 1999. Income from operations in 2000 was impacted primarily by an increase in gross profit margins previously discussed, partially offset by increased selling, general and administrative expenses. The increase in selling, general and administrative expenses primarily reflects increased selling expenses incurred in the retail and distribution segment principally to support the build-up of the Company's branch network.

     Interest Expense

         Interest expense for the three month period ended March 31, 2000 totaled $4.1 million compared to $3.0 million in the same period in 1999. The increase in interest expense primarily reflects higher borrowings on the Company's revolving credit facility during 2000 associated with increased investing activities and working capital requirements.

     Taxes

         The provision for income taxes for the three month period ended March 31, 2000 and 1999 of $5.8 million and $4.4 million respectively, represents 39.0% and 41.0% of pre-tax income for the periods. The effective tax rates are higher than the Federal statutory rates of 35% due primarily to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities

         Net cash used in operating activities was $80.1 million during the first three months of 2000 primarily as a result of net income, the add-back of non-cash charges for depreciation and amortization, and changes in working capital. Changes in working capital consisted primarily of increased inventory and accounts receivable balances. The increase in inventory was primarily due to a higher level of used trailers taken in trade during the quarter and an increase in finished trailer inventory attributable to customers temporarily delaying taking delivery of their trailers. These increases were offset slightly by related increases in accounts payable and accrued liabilities.

     Investing Activities

         Net cash used in investing activities of $23.0 million during the first three months of 2000 was primarily due to capital expenditures of $19.1 million and the expansion of the Company's leasing and finance operations, which consumed a net cash outflow of $3.5 million.

         Capital expenditures during the period were associated with the following:

         - increasing productivity within the Company's manufacturing operations in Lafayette, Indiana;
         - development of a new state of the art painting and coating system and plant expansion at its trailer manufacturing facility in Huntsville, Tennessee;
         - increasing capacity and manufacturing productivity at its hardwood flooring operations in Arkansas;
         - on-going capital expenditures related to the Company's branch expansion strategy;
         - the continued development and conversion to a new computer system in the Company's retail branch network; and
         -   other operating purposes.

The Company anticipates future capital expenditures related to the continuation of the capital projects previously discussed and other activities to be $40 to $60 million over the next 12 to 24 months.

     Financing Activities

         Net cash provided by financing activities of $101.9 million during the first three months of 2000 was primarily due to a net increase in total debt of $103.2 million and the payment of common stock dividends and preferred stock dividends of $1.4 million in the aggregate.

         Other sources of funds for capital expenditures, continued expansion of businesses, dividends, principal repayments on debt, stock repurchase and working capital requirements are expected to be cash from operations, additional borrowings under the credit facilities, increases in securitization facilities and term borrowings. The Company believes that these funding sources will be adequate for its anticipated requirements over the next 12 months.

BACKLOG

         The Company's backlog of orders was approximately $1.0 billion and $1.1 billion at March 31, 2000 and December 31, 1999, respectively. The Company expects to fill a majority of its backlog within the next twelve months.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company has limited exposure to financial risk resulting from volatility in interest rates and foreign exchange rates. As of March 31, 2000, the Company had approximately $100 million of LIBOR based debt outstanding under its Revolving Credit Facility and $105 million of proceeds from its accounts receivable securitization facility, which also requires LIBOR based interest payments. A hypothetical 100 basis-point increase in the floating interest rate from the current level would correspond to a $2.0 million increase in interest expense over a one-year period. This sensitivity analysis does not account for the change in the Company's competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

         The Company enters into foreign currency forward contracts (principally against the German Deutschemark and French Franc) to hedge the net receivable/payable position arising from trade sales (including lease revenues) and purchases primarily with regard to the Company's European RoadRailer operations. The Company does not hold or issue derivative financial instruments for speculative purposes. A hypothetical 10% adverse change in foreign currency exchange rates would have an immaterial effect on the Company's financial position and results of operations. Additional disclosure related to the Company's risk management policies are discussed in Note 2 to the Consolidated Financial Statements included in the Company's 1999 Annual Report on Form 10-K.

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

     Not Applicable

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     --------

     15.01    Report of Independent Public Accountants

     27.00    Financial Data Schedule

(b)  Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WABASH NATIONAL CORPORATION

      Date: May 12, 2000                 By:   /s/ Rick B. Davis
            ------------                       -----------------
                                               Rick B. Davis
                                               Corporate Controller
                                               (Principal Accounting Officer)
                                                           and
                                                Duly Authorized Officer