Form 10-Q
period 2000-06-30
WABASH NATIONAL CORP /DE
filed 2000-08-14
CIK 879526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
[X]                    THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000
                                       OR
                 TRANSITION REPORT UNDER SECTION 13 0R 15 (D) OF
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

The number of shares of common stock outstanding at August 11, 2000 was 22,986,946.

                           WABASH NATIONAL CORPORATION

                                      INDEX

                                    FORM 10-Q


PART I - FINANCIAL INFORMATION                                         Page
                                                                       ----

Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets at
             June 30, 2000 and December 31, 1999                          1

             Condensed Consolidated Statements of Income
             For the three and six months ended June 30, 2000 and 1999    2

             Condensed Consolidated Statements of Cash Flows
             For the six months ended June 30, 2000 and 1999              3

             Notes to Condensed Consolidated Financial Statements         4

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    10

Item 3.  Quantitative and Qualitative Disclosures About Market Risks      14


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                15

Item 2.  Changes in Securities and Use of Proceeds                        15

Item 3.  Defaults Upon Senior Securities                                  15

Item 4.  Submission of Matters to a Vote of Security Holders              15

Item 5.  Other Information                                                15

Item 6.  Exhibits and Reports on Form 8-K                                 15

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                 June 30,         December 31,
                                                   2000              1999
                                               -----------        ------------
                                               (Unaudited)         (Note 1)

                                     ASSETS
                                     ------
CURRENT ASSETS:
    Cash and cash equivalents                    $  9,841           $ 22,484
    Accounts receivable, net                      159,132            111,567
    Current portion of finance contracts           14,525              8,423
    Inventories                                   364,567            269,581
    Prepaid expenses and other                     18,270             16,962
                                                 --------           --------
         Total current assets                     566,335            429,017
                                                 --------           --------

PROPERTY, PLANT AND EQUIPMENT, net                216,463            186,430
                                                 --------           --------
EQUIPMENT LEASED TO OTHERS, net                    67,755             50,364
                                                 --------           --------
FINANCE CONTRACTS, net of current portion          63,766             71,839
                                                 --------           --------
INTANGIBLE ASSETS, net                             31,619             32,669
                                                 --------           --------
OTHER ASSETS                                       22,440             20,972
                                                 --------           --------
                                                 $968,378           $791,291
                                                 ========           ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITES:
    Short-term borrowings                        $ 50,000           $    ---
    Current maturities of long-term debt            3,605              3,514
    Accounts payable                              150,657            145,568
    Accrued liabilities                            42,545             51,184
                                                 --------           --------
         Total current liabilities                246,807            200,266
                                                 --------           --------

LONG-TERM DEBT, net of current maturities         277,485            164,367
                                                 --------           --------
DEFERRED INCOME TAXES                              32,636             30,640
                                                 --------           --------
OTHER NONCURRENT LIABILITIES AND CONTINGENCIES     18,202             16,653
                                                 --------           --------
STOCKHOLDERS' EQUITY:
    Preferred stock, aggregate liquidation
       value of $30,600                                 5                  5
    Common stock, 22,986,946 and
       22,985,186 shares issued and
       outstanding, respectively                      230                230
    Additional paid-in capital                    236,502            236,474
    Retained earnings                             157,790            143,935
    Treasury stock at cost, 59,600 common shares   (1,279)            (1,279)
                                                 --------           --------
         Total stockholders' equity               393,248            379,365
                                                 --------           --------
                                                 $968,378           $791,291
                                                 ========           ========


            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                                        Three Months                     Six Months
                                                        Ended June 30,                  Ended June 30,
                                                 --------------------------       -------------------------
                                                    2000            1999             2000           1999
                                                 ---------        ---------       ---------       ---------
                                                         (Unaudited)                    (Unaudited)
NET SALES                                        $ 358,729        $ 380,203       $ 711,577       $ 721,827

COST OF SALES                                      324,684          346,104         643,109         660,502
                                                 ---------        ---------       ---------       ---------
      Gross Profit                                  34,045           34,099          68,468          61,325

GENERAL AND ADMINISTRATIVE EXPENSES                  8,669            6,763          16,746          13,944

SELLING EXPENSE                                      5,254            4,940          10,318           9,979
                                                 ---------        ---------       ---------       ---------
      Income from operations                        20,122           22,396          41,404          37,402

OTHER INCOME (EXPENSE):
      Interest expense                              (5,643)          (2,975)         (9,772)         (5,988)
      Accounts receivable securitization costs      (1,736)          (1,320)         (3,396)         (2,750)
      Equity in losses of unconsolidated
        affiliate                                     (750)          (1,000)         (1,600)         (2,000)
      Other, net                                       326              586             653           1,816
                                                 ---------        ---------       ---------       ---------
      Income before income taxes                    12,319           17,687          27,289          28,480

PROVISION FOR INCOME TAXES                           4,804            7,340          10,643          11,766
                                                 ---------        ---------       ---------       ---------
      Net Income                                 $   7,515        $  10,347       $  16,646       $  16,714

PREFERRED STOCK DIVIDENDS                              476              706             951           1,149
                                                 ---------        ---------       ---------       ---------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS      $   7,039        $   9,641       $  15,695       $  15,565
                                                 =========        =========       =========       =========

Earnings per share:
      Basic                                      $    0.31             0.42            0.68            0.68
      Diluted                                    $    0.31             0.42            0.68            0.68
                                                 =========        =========       =========       =========

Cash dividends per share                         $    0.04        $  0.0375       $    0.08       $   0.075
                                                 =========        =========       =========       =========



            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                         Six Months
                                                        Ended June 30,
                                                 ---------------------------
                                                   2000                1999
                                                 ---------------------------
                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                   $  16,646        $  16,714
    Adjustments to reconcile net income to
        net cash provided by (used in)
        operating activities-
      Depreciation and amortization                 13,729             9,933
      Gain on sale of property, plant
          and equipment                               (126)             (672)
      Bad debt provision                             1,329             1,315
      Deferred income taxes                            402            (3,125)
      Equity in losses of unconsolidated
          affiliate                                  1,600             2,000
      Change in operating assets and liabilities:
        Accounts receivable                        (48,894)          (29,730)
        Inventories                                (94,986)          (39,087)
        Prepaid expenses and other                     286             6,943
        Accounts payable and accrued liabilities    (3,551)           34,733
        Other, net                                   1,520               379
                                                 ---------        ----------
              Net cash used in operating
                activities                        (112,045)             (597)
                                                 ---------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                           (38,372)          (31,439)
    Net (addition) reduction to equipment
      leased to others                             (23,986)            3,408
    Net additions to finance contracts              (9,709)           (9,701)
   Investment in unconsolidated affiliate           (1,283)           (1,799)
    Proceeds from the sale of property,
      plant and equipment                              626             1,185
    Proceeds from sale of leased equipment
      and finance contacts                           5,436             9,494
    Principal payments on finance contracts
                                                     6,244             4,801
                                                 ---------        ----------
              Net cash used in investing
                activities                         (61,044)          (24,051)
                                                 ---------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from:
        Short-term borrowings                       50,000               ---
        Long-term debt                              12,500               ---
        Long-term revolver                         263,200             9,300
        Common stock, net of expense                    28               164
     Payments:
         Long-term debt                             (1,759)           (2,534)
         Long-term revolver                       (160,732)           (9,300)
         Common stock dividends                     (1,839)           (1,725)
         Preferred stock dividends                    (952)           (1,118)
                                                 ---------        ----------
              Net cash provided by (used in)
                financing activities               160,446            (5,213)
                                                 ---------        ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS          (12,643)          (29,861)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    22,484            67,122
                                                 ---------        ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $   9,841        $   37,261
                                                 =========        ==========





            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  GENERAL
         -------

         The condensed consolidated financial statements included herein have been prepared by Wabash National Corporation and its subsidiaries (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K.

         In the opinion of the Company, the accompanying financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of the Company at June 30, 2000 and December 31, 1999, its results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

a.       New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities which was subsequently amended by SFAS 137 and SFAS 138. These statements require that all derivative instruments be recorded on the balance sheet at their fair value. This standard is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. Management anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133, as amended, will not have a significant effect on the Company's annual results of operations or its financial position.

         On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. This bulletin, through its subsequent revised releases, SAB No. 101A and SAB No. 101B, is effective for the Company's financial statements beginning in the fourth quarter 2000. Management is currently evaluating the impact of applying SAB 101 to its business.

b.       Inventories

         Inventories consisted of the following (amounts in thousands):

                                                 June 30,       December 31,
                                                  2000              1999
                                                --------          --------
                                              (Unaudited)
              Raw material and components       $108,049          $105,476
              Work in process                     16,729            11,215
              Finished goods                      95,175            49,906
              Aftermarket parts                   37,256            37,894
              Used trailers                      107,358            65,090
                                                --------          --------
                                                $364,567          $269,581
                                                ========          ========

c.       Reclassifications

         Certain items previously reported in specific consolidated financial statement captions have been reclassified to conform with the 2000 presentation.


NOTE 3.  SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

                                                            Six Months
                                                          Ended June 30,
                                                   --------------------------
(amounts in thousands)                                2000           1999
-----------------------------------------------------------------------------
Cash paid during the period for:                          (unaudited)
   Interest, net of amounts capitalized            $  8,635       $  6,024
   Income taxes                                      17,529         10,002
------------------------------------------------------------------------------


NOTE 4.  SHORT-TERM BORROWINGS
         ---------------------

         On June 22, 2000, the Company entered into a new, unsecured 364-day Credit Facility which permits the Company to borrow up to $70 million. Under this facility, the Company has a right to borrow until June 21, 2001, at which time the principal amount then outstanding will be due and payable. Interest payable on such borrowings is variable based upon the London Interbank Rate (LIBOR) plus 50 to 150 basis points, as defined, or a prime rate of interest, as defined. The Company pays a commitment fee on the unused portion of this facility at rates of 15 to 30 basis points per annum, as defined. The Company also pays a utilization fee on outstanding borrowings under this facility at rates of 0 to 25 basis points per annum, as defined. Covenants under this facility are identical to existing covenants within the Company's Revolving Bank Line of Credit. At June 30, 2000, the Company had outstanding borrowings of $50 million under this facility, at an interest rate of 7.69%.

NOTE 5.  SEGMENTS
         --------

         Under the provisions of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, the Company has three reportable segments; manufacturing, retail and distribution, and leasing and finance operations. The manufacturing segment principally produces new trailers and sells them directly to certain customers or through independent dealers. The manufacturing segment also produces trailers for the retail and distribution segment. The retail and distribution segment sells new and used trailers, aftermarket parts, and performs service repair on used trailers through the Company's retail branch network. In addition, the retail and distribution segment rents used trailers, primarily on a short-term basis. The leasing and finance segment provides leasing and finance programs to the Company's customers for new and used trailers.

Reportable segment information is as follows (amounts in thousands):

                                          Retail and      Leasing     Combined                 Consolidated
                          Manufacturing  Distribution   and Finance   Segments   Eliminations     Totals
                          -------------  ------------   -----------   --------   ------------  ------------
Three Months Ended
June 30, 2000
----------------------
    (unaudited)
Revenues
   External customers        $270,502     $   82,913    $    5,314   $  358,729  $       ---   $   358,729
   Intersegment sales          26,433          4,111           378       30,922      (30,922)          ---
                             --------     ----------    ----------   ----------  -----------   -----------
Total Revenues               $296,935     $   87,024    $    5,692   $  389,651  $   (30,922)  $   358,729
                             ========     ==========    ==========   ==========  ===========   ===========

Income from Operations       $ 19,533     $    1,311    $      637   $   21,481  $    (1,359)  $    20,122
Assets                       $938,724     $  332,547    $  119,707   $1,390,978  $  (422,600)  $   968,378


Three Months Ended
June 30, 1999
----------------------
    (unaudited)
Revenues
   External customers        $290,610     $   80,801    $    8,792   $  380,203  $       ---   $   380,203
   Intersegment sales          24,554            153         4,998       29,705      (29,705)          ---
                             --------     ----------    ----------   ----------  -----------   -----------
Total Revenues               $315,164     $   80,954    $   13,790   $  409,908  $  (29,705)   $   380,203
                             ========     ==========    ==========    ========== ===========   ===========

Income from Operations       $ 19,960     $    1,561    $    1,790   $   23,311  $      (915)  $    22,396
Assets                       $736,013     $  178,814    $  100,251   $1,015,078  $  (265,430)  $   749,648

Six Months Ended
June 30, 2000
----------------------
    (unaudited)
Revenues
   External customers        $542,717     $  153,969    $   14,891   $  711,577  $       ---   $   711,577
   Intersegment sales          51,607          5,092         2,441       59,140      (59,140)          ---
                             --------     ----------    ----------   ----------  -----------   -----------
Total Revenues               $594,324     $  159,061    $   17,332   $  770,717  $  (59,140)   $   711,577
                             ========     ==========    ==========   ==========  ===========   ===========

Income from Operations      $  39,567     $    2,053    $    1,733   $   43,353  $    (1,949)  $    41,404
Assets                       $938,724     $  332,547    $  119,707   $1,390,978  $  (422,600)  $   968,378


Six Months Ended
June 30, 1999
----------------------
    (unaudited)
Revenues
  External customers         $549,612     $  153,331    $   18,884   $  721,827  $       ---   $   721,827
  Intersegment sales           38,713            181         7,419       46,313      (46,313)          ---
                             --------     ----------    ----------   ----------  -----------   -----------
Total Revenues               $588,325     $  153,512    $   26,303   $  768,140  $   (46,313)  $   721,827
                             ========     ==========    ==========   ==========  ===========   ===========

Income from Operations      $  33,226     $    2,294    $    3,083   $   38,603  $    (1,201)  $    37,402
Assets                       $736,013       $178,814    $  100,251   $1,015,078  $  (265,430)  $   749,648


NOTE 6.  EARNINGS PER SHARE
         ------------------

         Earnings per share (EPS) are computed in accordance with SFAS No. 128, Earnings per share. A reconciliation of the numerators and denominators of the basic and diluted EPS computations, as required by SFAS No. 128, is presented below (amounts in thousands except per share amounts):

                                                         Weighted
                                                          Average    Earnings
                                             Income       Shares    Per Share
                                           -----------------------------------
                                                        (Unaudited)
         Three Months Ended June 30, 2000
         ---------------------------------

         Basic                                $ 7,039       22,987     $0.31
              Options                             ---          ---
              Preferred Stock                     ---          ---
         --------------------------------- -------------------------
         Diluted                              $ 7,039       22,987     $0.31
         ================================= ===================================


         Three Months Ended June 30, 1999
         ---------------------------------

         Basic                                $ 9,641       22,967     $0.42
              Options                             ---           33
              Preferred Stock                     295          823
         --------------------------------- -------------------------
         Diluted                              $ 9,936       23,823     $0.42
         ================================= ===================================


         Six Months Ended June 30, 2000
         ---------------------------------

         Basic                                $15,695       22,986     $0.68
              Options                             ---          ---
              Preferred Stock                     ---          ---
         --------------------------------- -------------------------
         Diluted                              $15,695       22,986     $0.68
         ================================= ===================================


         Six Months Ended June 30, 1999
         ---------------------------------

         Basic                                $15,565       22,966     $0.68
              Options                             ---           16
              Preferred Stock                     ---          ---
         --------------------------------- -------------------------
         Diluted                              $15,565       22,982     $0.68
         ================================= ===================================

NOTE 7.  CONTINGENCIES
         -------------

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

         From January 22, 1999 through February 24, 1999, five purported class action complaints were filed against the Company and certain of its officers in the United States District Court for the Northern District of Indiana. The complaints purported to be brought on behalf of a class of investors who purchased the Company's common stock between April 20, 1998 and January 15, 1999. The complaints alleged that the Company violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Act by disseminating false and misleading financial statements and reports respecting the first three quarters of the Company's fiscal year 1998. The complaints sought unspecified compensatory damages and attorney's fees, as well as other relief. In addition, on March 23, 1999, another purported class action lawsuit was also filed in the United States District Court for the Northern District of Indiana, naming the Company, its directors and the underwriters of the Company's April 1998 public offering. That complaint alleged that the Company and the individual defendants violated Section 11 of the Securities Act of 1933, and the Company, the individual defendants as "controlling persons" of the Company, and the underwriters are liable under Section 12 of that Act, by making untrue statements of material fact in and omitting material facts from the prospectus used in that offering. The complaint sought unspecified compensatory damages and attorney's fees, as well as other relief. Both the Securities Exchange Act complaints and the Securities Act complaint arise out of the restatement of the Company's financial statements for the first three quarters of 1998. At a hearing on May 10, 1999 and in an order entered on June 22, 1999, Judge Allen Sharp consolidated the six pending cases under the caption In re Wabash National Corporation Securities Litigation, No. 4:99CV0003AS and established a schedule for further proceedings. Pursuant to the order, selected lead plaintiffs filed a Consolidated Class Action Complaint on July 6, 1999. The consolidated complaint repeats the claims made in the original complaints respecting the restatement and also alleges that the loss contingency for certain excise taxes, which Wabash disclosed on January 19, 1999, should have been recorded earlier. The Company's motion to dismiss the consolidated complaint was denied by the Court in February 2000. However, the Court also subsequently denied plaintiff's motion to certify the case as a class action and fixed April 30, 2001 as the deadline for submission of summary judgment motions. Discovery proceedings are expected to end on March 31, 2001.

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

         The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for the treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of June 30, 2000, the estimated potential exposure for such costs ranges from approximately $0.5 million to approximately $1.7 million, for which the Company has a reserve of approximately $0.9 million. These reserves were recorded for exposures associated with the costs of environmental remediation projects to address soil and ground water contamination at certain of its facilities as well as the costs of removing underground storage tanks at its branch service locations. The possible recovery of insurance proceeds has not been considered in the Company's estimated contingent environmental costs.

         The Company acquired two new manufacturing sites in July, 1998 in connection with its acquisition of a trailer flooring business in Arkansas (the "Cloud Acquisition") and voluntarily disclosed to the United States Environmental Protection Agency (EPA) and the Arkansas Department of Pollution Control and Ecology (ADPC&E) potential soil and groundwater contamination. In association with both the EPA and the ADPC&E, the Company has submitted a sampling plan to ADPC&E for monitoring and any required remediation. This matter is at an early stage and it is not possible to predict the outcome with certainty. The Company has recorded a reserve of $1.0 million related to these issues based on currently available information and does not believe the outcome of this matter will be material to the consolidated annual results of operations or financial condition of the Company. The Company is indemnified by the Sellers of the acquired companies and the Company believes that these matters would be covered by the indemnification.

         In the second quarter 2000, the Company received a grand jury subpoena requesting certain documents relating to the discharge of wastewaters into the environment at a Wabash facility in Huntsville, Tennessee. The subpoena seeks the production of documents and related records concerning the design of our plant's discharge system and the particular discharge in question. Subsequently, Wabash received a Notice of Violation/Request for Incident Report from the Tennessee Department of Environmental Conservation ("TDEC") with respect to the same matter. Wabash is fully cooperating with the U.S. Attorney's Office and TDEC in this matter. No formal action has been commenced against Wabash. Company representatives have met with TDEC officials, who indicated that they were pleased with the Company's corrective actions to date, but intended to seek some sanction against the Company. At this early stage, we are unable to predict the outcome of either inquiry, but do not believe they will result in a material adverse effect on our financial position or annual results of operations.

         Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. However, the Company has evaluated its total environmental exposure based on currently available data and believes that compliance with all applicable laws and regulations will not have a materially adverse effect on the consolidated financial position and annual results of operations.

c.       Used Trailer Restoration Program

         During 1999, the Company reached a settlement with the Internal Revenue Service related to federal excise tax on certain used trailers restored by the Company during 1996 and 1997. The Company continued the restoration program with the same customer since 1997. The customer has indemnified the Company for any potential excise tax assessed by the IRS for years subsequent to 1997. As a result, the Company has recorded a liability and a corresponding receivable of approximately $6.6 million and $5.2 million in the accompanying Condensed Consolidated Balance Sheets at June 30, 2000 and December 31, 1999, respectively.

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

-        manufacturing,
-        retail and distribution and
-        leasing and finance operations

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

         Net Sales

         Consolidated net sales for the three-month period ended June 30, 2000 decreased approximately $21.5 million or 5.6% compared to the same period in 1999 and were $10.3 million or 1.4% lower for the six-month period ended June 30, 2000 compared to the same period in 1999.

         The manufacturing segment's external net sales decreased $20.1 million or 6.9% in the second quarter of 2000 compared to the same period in 1999 and were $6.9 million or 1.3% lower for the six-month period ended June 30, 2000 compared to the same period in 1999. These decreases were driven primarily by a 9.6% decrease (16,000 units vs. 17,700 units) and a 3.6% decrease (31,700 units vs. 32,900 units) in the number of new trailers sold during the three and six-month periods ended June 30, 2000 compared to the same periods in 1999, respectively. This decrease was largely impacted by the rate of new trailer shipments lagging the Company's production rate as customers continued to temporarily delay taking delivery of the trailers they ordered.

         The retail and distribution segment's external net sales increased $2.1 million or 2.6% in the second quarter of 2000 compared to the same period in 1999 and were $0.6 million or 0.4% higher for the six-month period ended June 30, 2000 compared to the same period in 1999. The increase in net sales for the three and six month periods ended June 30, 2000 was due to increases in aftermarket parts revenues, service revenues and used trailer rental revenues, offset partially by decreases in new and used trailer revenues. The decreases in new and used trailer revenues were primarily due to the impact of higher fuel and interest costs on the Company's retail customer bases. The increase in aftermarket parts and service revenues is due to the reconfiguration of the retail distribution network and the creation of additional service capacity. In addition, the increase in used trailer rental revenues primarily reflects the Company's continued expansion of its used trailer rental portfolio.

         The leasing and finance segment's external net sales decreased $3.5 million or 39.6% in the second quarter of 2000 compared to the same period in 1999 and were $4.0 million or 21.1% lower for the six-month period ended June 30, 2000 compared to the same period in 1999. These decreases were primarily due to a decline in new and used trailer sales as leasing revenues remained level with the same periods in 1999.

         Gross Profit

         Gross profit as a percentage of sales totaled 9.5% for the second quarter of 2000 compared to 9.0% for the same period in 1999 and totaled 9.6% for the six-month period ended June 30, 2000 compared to 8.5% for the same period in 1999. The Company's strategy of increasing the proportion of revenues attributable to proprietary products, such as the DuraPlate trailer, has been successful in generating higher gross profits than has historically been possible with a more traditional, commodity-type production mix. In addition, the Company is experiencing improvements in its aftermarket parts business and favorable improvements in its on-going reconfiguration of its retail distribution network.

         Income from Operations

         Income from operations as a percentage of sales was 5.6% for the second quarter of 2000 compared to 5.9% for the same period in 1999 and was 5.8% for the six-month period ended June 30, 2000 compared to 5.2% for the same period in 1999 due primarily to the higher gross profit margins previously discussed. Increased selling, general and administrative expenses during the second quarter of 2000 led to slightly lower income from operations compared to the same period in 1999. The increase in selling, general and administrative expenses primarily reflects increased expenses incurred in the retail and distribution segment principally to support increased sales activity in its aftermarket parts, service and used trailer rental business.

         Interest Expense

         Interest expense as a percentage of sales was 1.6% for the second quarter of 2000 compared to 0.8% for the same period in 1999 and was 1.4% for the six-month period ended June 30, 2000 compared to 0.8% for the same period in 1999. The increase in interest expense primarily reflects higher rates during the period coupled with higher borrowings on the Company's revolving credit facility during 2000 associated with increased investing activities and working capital requirements.

         Taxes

         The provision for income taxes for the three month period ended June 30, 2000 and 1999 of $4.8 million and $7.3 million respectively, represents 39.0% and 41.5% of pre-tax income for the periods. The effective tax rates are higher than the Federal statutory rates of 35% due primarily to state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

         Operating Activities

         Net cash used in operating activities was $112.0 million during the first six months of 2000 primarily as a result of net income, the add-back of non-cash charges for depreciation and amortization, and changes in working capital. Changes in working capital consisted primarily of increased inventory and accounts receivable balances. The increase in inventory was primarily due to a higher level of used trailers taken in trade during the period, an increase in new trailer inventory within the retail branch network and higher finished trailer inventory resulting from customers temporarily delaying taking delivery of the trailers they ordered. The increase in accounts receivable was primarily the result of higher sales activity during the last month of the quarter coupled with a slight increase in days sales outstanding due to general economic conditions within the transportation industry.

         Investing Activities

         Net cash used in investing activities of $61.0 million during the six months ended June 30, 2000 was primarily due to capital expenditures of $38.4 million and a $22.0 million net cash investment in the Company's rental and leasing portfolio.

         Capital expenditures during the period were primarily associated with the following:

- increasing productivity within the Company's manufacturing operations in Lafayette, Indiana;
- substantial completion of a new state-of-the-art painting and coating system and plant expansion at its trailer manufacturing facility in Huntsville, Tennessee;
- on-going capital expenditures related to the Company's branch expansion strategy;

The Company anticipates future capital expenditures related to the continuation of its branch expansion strategy and other operating purposes to be $25 to $50 million over the next twelve to twenty-four months.

         Financing Activities

         Net cash provided by financing activities of $160.4 million during the six months ended June 30, 2000 was primarily due to a net increase in total debt of $163.2 million partially offset by the payment of common stock dividends and preferred dividends of $2.8 million.

         On June 22, 2000, the Company entered into a new, unsecured 364-day Credit Facility which permits the Company to borrow up to $70 million. Under this facility, the Company has a right to borrow until June 21, 2001, at which time the principal amount then outstanding will be due and payable. Interest payable on such borrowings is variable based upon the London Interbank Rate (LIBOR) plus 50 to 150 basis points, as defined, or a prime rate of interest, as defined. The Company pays a commitment fee on the unused portion of this facility at rates of 15 to 30 basis points per annum, as defined. The Company also pays a utilization fee on outstanding borrowings under this facility at rates of 0 to 25 basis points per annum, as defined. Covenants under this facility are identical to existing covenants within the Company's Revolving Bank Line of Credit. At June 30, 2000, the Company had outstanding borrowings of $50 million under this facility, at an interest rate of 7.69%.

         Other sources of funds for capital expenditures, continued expansion of businesses, dividend payments, principal repayments on debt, stock repurchase and working capital requirements are expected to be cash from operations, additional borrowings under the credit facilities, and term borrowings. The Company believes that these funding sources will be adequate for its anticipated requirements over the next 12 months.

BACKLOG

         The Company's backlog of orders was approximately $0.8 billion and $1.1 billion at June 30, 2000 and December 31, 1999, respectively. The Company expects to fill a majority of its backlog within the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities which was subsequently amended by SFAS 137 and SFAS 138. These statements require that all derivative instruments be recorded on the balance sheet at their fair value. This standard is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. Management anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133, as amended, will not have a significant effect on the Company's annual results of operations or its financial position.

         On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. This bulletin, through its subsequent revised releases, SAB No. 101A and SAB No. 101B, is effective for the Company's financial statements beginning in the fourth quarter 2000. Management is currently evaluating the impact of applying SAB 101 to its business and anticipates that the adoption of SAB 101 will not have a significant effect on the Company's results of operations or its financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
-------  -----------------------------------------------------------

         The Company has limited exposure to financial risk resulting from volatility in interest rates and foreign exchange rates. As of June 30, 2000, the Company had approximately $160 million of LIBOR based debt outstanding under its Revolving Credit Facility and new 364-day Credit Facility and $105 million of proceeds from its accounts receivable securitization facility, which also requires LIBOR based interest payments. A hypothetical 100 basis-point increase in the floating interest rate from the current level would correspond to a $2.6 million increase in interest expense over a one-year period. This sensitivity analysis does not account for the change in the Company's competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of security-holders on May 9, 2000, at which time the following nominees were elected to the Board of Directors:

                                                          WITHHOLD AUTHORITY
                      NOMINEES               FOR                TO VOTE
                      --------               ---                -------
         Richard E. Dessimoz              21,203,087           1,144,684
         Donald J. Ehrlich                21,258,090           1,089,681
         John T. Hackett                  21,192,593           1,155,178
         E. Hunter Harrison               20,760,100           1,587,671
         Mark R. Holden                   21,197,362           1,150,409
         Ludvik F. Koci                   21,314,235           1,033,536

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
         ---------

         10.15 364-Day Credit Agreement dated June 22, 2000, between Bank One, Indiana, N.A., as administrative agent and Wabash National Corporation

         15.01    Report of Independent Public Accountants

         27.01    Financial Data Schedule

(b)      Reports on Form 8-K:
         --------------------

         The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WABASH NATIONAL CORPORATION

           Date:  August 11, 2000      By:  /s/ Rick B. Davis
                                            ------------------------------
                                            Rick B. Davis
                                            Corporate Controller
                                            (Principal Accounting Officer)
                                                     and
                                            Duly Authorized Officer