Form 10-Q
period 2000-09-30
WABASH NATIONAL CORP /DE
filed 2000-11-14
CIK 879526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         [X]           THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                       OR
                 TRANSITION REPORT UNDER SECTION 13 0R 15 (d) OF
         [ ]           THE SECURITIES EXCHANGE ACT OF 1934



                FOR THE TRANSITION PERIOD FROM         TO
                                               --------   --------

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

The number of shares of common stock outstanding at November 14, 2000 was 22,994,642.

                           WABASH NATIONAL CORPORATION

                                      INDEX

                                    FORM 10-Q


PART I - FINANCIAL INFORMATION                                         Page
                                                                       ----

Item 1.  Financial Statements.

              Condensed Consolidated Balance Sheets at
              September 30, 2000 and December 31, 1999                   1

              Condensed Consolidated Statements of Income
              For the three and nine months ended
              September 30, 2000 and 1999                                2

              Condensed Consolidated Statements of Cash Flows
              For the nine months ended September 30, 2000 and 1999      3

              Notes to Condensed Consolidated Financial Statements       4

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.    14


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                             15

Item 2.  Changes in Securities and Use of Proceeds.                     15

Item 3.  Defaults Upon Senior Securities.                               15

Item 4.  Submission of Matters to a Vote of Security Holders.           15

Item 5.  Other Information.                                             15

Item 6.  Exhibits and Reports on Form 8-K.                              15

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                  September 30,   December 31,
                                                      2000            1999
                                                  -------------  -------------
                                                   (Unaudited)      (Note 1)

                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                     $       3,982  $     22,484
    Accounts receivable, net                            121,960       111,567
    Current portion of finance contracts                 10,540         8,423
    Inventories                                         354,015       269,581
    Prepaid expenses and other                           13,795        16,962
                                                  -------------  ------------
         Total current assets                           504,292       429,017
                                                  -------------  ------------

PROPERTY, PLANT AND EQUIPMENT, net                      226,552       186,430
                                                  -------------  ------------

EQUIPMENT LEASED TO OTHERS, net                          90,689        50,364
                                                  -------------  ------------

FINANCE CONTRACTS, net of current portion                48,379        71,839
                                                  -------------  ------------

INTANGIBLE ASSETS, net                                   31,632        32,669
                                                  -------------  ------------

OTHER ASSETS                                             23,146        20,972
                                                  -------------  ------------
                                                  $     924,690  $    791,291
                                                  =============  ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITES:
    Current maturities of long-term debt          $       3,254  $      3,514
    Accounts payable                                    139,862       145,568
    Accrued liabilities                                  34,519        51,184
                                                  -------------  ------------
         Total current liabilities                      177,635       200,266
                                                  -------------  ------------

LONG-TERM DEBT, net of current maturities               292,581       164,367
                                                  -------------  ------------

DEFERRED INCOME TAXES                                    36,608        30,640
                                                  -------------  ------------

OTHER NONCURRENT LIABILITIES AND
   CONTINGENCIES                                         20,933        16,653
                                                  -------------  ------------

STOCKHOLDERS' EQUITY:
    Preferred stock, aggregate liquidation value
       of $30,600                                             5             5
    Common stock, 22,994,642 and 22,985,186
       shares issued and outstanding,
       respectively                                         230           230
    Additional paid-in capital                          236,590       236,474
    Retained earnings                                   161,387       143,935
    Treasury stock at cost, 59,600 common shares         (1,279)       (1,279)
                                                  -------------  ------------
         Total stockholders' equity                     396,933       379,365
                                                  -------------  ------------
                                                  $     924,690  $    791,291
                                                  =============  ============





            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                                           Three Months                 Nine Months
                                                      Ended September 30,           Ended September 30,
                                                  ---------------------------  ----------------------------
                                                      2000           1999          2000           1999
                                                  -------------  ------------  -------------  -------------
                                                          (Unaudited)                   (Unaudited)
NET SALES                                         $     345,818  $    374,708  $   1,057,395     $1,096,535

COST OF SALES                                           316,306       339,669        959,416      1,000,171
                                                  -------------  ------------  -------------  -------------
     Gross Profit                                        29,512        35,039         97,979         96,364

GENERAL AND ADMINISTRATIVE EXPENSES                       8,743         7,613         25,488         21,557

SELLING EXPENSES                                          5,325         4,978         15,642         14,956
                                                  -------------  ------------  -------------  -------------
     Income from operations                              15,444        22,448         56,849         59,851

OTHER INCOME (EXPENSE):
     Interest expense                                    (4,563)       (3,341)       (14,335)        (9,329)
     Accounts receivable securitization costs            (1,862)       (1,481)        (5,259)        (4,231)
     Equity in losses of unconsolidated affiliate          (750)       (1,000)        (2,350)        (3,000)
     Other, net                                             (86)          345            568          2,160
                                                  -------------  ------------  -------------  -------------
     Income before income taxes                           8,183        16,971         35,473         45,451

PROVISION FOR INCOME TAXES                                3,191         6,606         13,834         18,371
                                                  -------------  ------------  -------------  -------------
     Net Income                                   $       4,992  $     10,365  $      21,639  $      27,080

PREFERRED STOCK DIVIDENDS                                   476           474          1,427          1,623
                                                  -------------  ------------  -------------  -------------

NET INCOME AVAILABLE TO COMMON
STOCKHOLDERS                                      $       4,516  $      9,891  $      20,212  $      25,457
                                                  =============  ============  =============  =============
Earnings per share:
      Basic                                       $        0.20  $       0.43  $        0.88  $        1.11
                                                  =============  ============  =============  =============

      Diluted                                     $        0.20  $       0.43  $        0.88  $        1.10
                                                  =============  ============  =============  =============

Cash dividends per share                          $        0.04  $      0.038  $        0.12  $        .113
                                                  =============  ============  =============  =============


            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                           Nine Months
                                                       Ended September 30
                                                  ---------------------------
                                                       2000          1999
                                                  -------------  ------------
                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                    $      21,639  $     27,080
    Adjustments to reconcile net income to
        net cash (used in) provided by
        operating activities-
    Depreciation and amortization                        21,007        15,121
    Net loss (gain) on sale of assets                     1,497          (944)
    Bad debt provision                                    2,502         1,761
    Deferred income taxes                                 8,197        (1,921)
    Equity in losses of unconsolidated affiliate          2,350         3,000
    Change in operating assets and liabilities:
        Accounts receivable                             (12,895)      (47,274)
        Inventories                                     (84,434)      (23,251)
        Prepaid expenses and other                          937         8,305
        Accounts payable and accrued liabilities        (22,371)       38,598
        Other, net                                        3,792         1,018
                                                  -------------  ------------
             Net cash (used in) provided by
               operating activities                     (57,779)       21,493
                                                  -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                (52,844)      (47,010)
    Net addition to equipment leased to others          (51,330)       (6,561)
    Net additions to finance contracts                  (18,549)      (17,188)
    Investment in unconsolidated affiliate               (2,363)       (2,355)
    Proceeds from sale of leased equipment
      and finance contacts                               29,783        11,330
    Principal payments on finance contracts              10,070         7,469
    Proceeds from the sale of property,
      plant and equipment                                   626         5,219
                                                  -------------  ------------
             Net cash used in investing
               activities                               (84,607)      (49,096)
                                                  -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from:
        Short-term debt                                  50,000           ---
        Long-term debt                                   62,500           ---
        Long-term revolver                              359,400       120,300
        Common stock                                        116           256
    Payments:
        Short-term debt                                 (50,000)          ---
        Long-term debt                                   (2,943)       (3,226)
        Long-term revolver                             (291,003)     (120,300)
        Common stock dividends                           (2,759)       (2,584)
        Preferred stock dividends                        (1,427)       (1,592)
                                                  -------------  ------------

             Net cash provided by (used in)
               financing activities                     123,884        (7,146)
                                                  -------------  ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS               (18,502)      (34,749)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         22,484        67,122
                                                  -------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $       3,982  $     32,373
                                                  =============  ============





            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  GENERAL
         -------

         The condensed consolidated financial statements included herein have been prepared by Wabash National Corporation and its subsidiaries (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K.

         In the opinion of the Company, the accompanying financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of the Company at September 30, 2000 and December 31, 1999, its results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999.


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

         On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. This bulletin, through its subsequent revised releases, SAB No. 101A and SAB No. 101B, must be adopted no later than the fourth quarter 2000. While management continues to evaluate the impact of applying SAB 101 to its business, the impact is not expected to have a significant effect on the Company's annual results of operations or its financial position.

b.    Inventories

      Inventories consisted of the
         following (in thousands):                September 30,  December 31,
                                                      2000          1999
                                                  -------------  ------------
                                                  (Unaudited)
                   Raw materials and components   $      89,987  $    105,476
                   Work in process                       20,079        11,215
                    Finished goods                       96,284        49,906
                   Aftermarket parts                     36,364        37,894
                   Used trailers                        111,301        65,090
                                                  -------------  ------------
                                                  $     354,015  $    269,581
                                                  =============  ============


c.       Reclassifications

         Certain items previously reported in specific consolidated financial statement captions have been reclassified to conform with the 2000 presentation. Such reclassifications had no impact on net income.


NOTE 3.  SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

                                                           Nine Months
                                                       Ended September 30,
                                                  ---------------------------
(Dollars in thousands)                                2000           1999
-----------------------------------------------------------------------------
Cash paid during the period for:                           (unaudited)
   Interest, net of amounts capitalized           $      12,679  $     10,710
   Income taxes                                          17,633        14,623
-----------------------------------------------------------------------------


NOTE 4.  DEBT
         ----

         On September 29, 2000, the Company entered into a $75 million Note Purchase and Private Shelf Agreement with a large financial institution. Under this agreement, the Company initially issued $50 million of unsecured senior notes, $25 million of which is due September 29, 2005 with the remaining $25 million due September 29, 2007. These Series I Senior Notes bear interest at 8.04% with interest payments due semi-annually in March and September and contain financial covenants substantially identical to the Company's existing senior notes. The proceeds were used to repay the amount outstanding under the Company's 364-day Credit Facility. The uncommitted Shelf Agreement expires on September 29, 2003 and provides for the possible issuance of additional senior notes up to an aggregate amount of $25 million.

         On June 22, 2000, the Company entered into a new, unsecured 364-day Credit Facility, which permits the Company to borrow up to $70 million. Under this facility, the Company has a right to borrow until June 21, 2001, at which time the principal amount then outstanding will be due and payable. At September 30, 2000, the Company had no borrowings against this facility.

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

Reportable segment information is as follows (in thousands):

                                           Retail and      Leasing     Combined                 Consolidated
                          Manufacturing   Distribution   and Finance   Segments   Eliminations     Totals
                          -------------   ------------   -----------   --------   ------------     ------
Three Months Ended
September 30, 2000
-----------------------
(unaudited)
Revenues
   External customers       $263,628       $  69,752      $ 12,438    $  345,818  $        ---   $  345,818
   Intersegment sales         18,529           3,666           326        22,521       (22,521)         ---
                            --------       ---------      --------    ----------  ------------   ----------
Total Revenues              $282,157       $  73,418      $ 12,764    $  368,339  $    (22,521)  $  345,818
                            ========       =========      ========    ==========  ============   ==========

Income from Operations      $ 14,423       $   1,249      $    315    $   15,987  $       (543)  $   15,444
Assets                      $950,434       $ 339,944      $ 85,740    $1,376,118  $   (451,428)  $  924,690


Three Months Ended
September 30, 1999
-----------------------
(unaudited)
Revenues
   External customers       $285,648       $  78,640      $ 10,420    $  374,708  $        ---   $  374,708
   Intersegment sales         28,693             483         1,625        30,801       (30,801)         ---
                            --------       ---------      --------    ----------  ------------   ----------
Total Revenues              $314,341       $  79,123      $ 12,045    $  405,509  $    (30,801)  $  374,708
                            ========       =========      ========    ==========  ============   ==========
Income from Operations      $ 19,593       $   1,622      $  1,552    $   22,767  $       (319)  $   22,448
Assets                      $731,086       $ 186,565      $108,026    $1,025,677  $   (259,398)  $  766,279


Nine Months Ended
September 30, 2000
-----------------------
(unaudited)
Revenues
  External customers        $806,345       $ 223,721      $ 27,329    $1,057,395  $        ---   $1,057,395
  Intersegment sales          70,136           8,758         2,767        81,661       (81,661)         ---
                            --------       ---------      --------    ----------  ------------   ----------
Total Revenues              $876,481       $ 232,479      $ 30,096    $1,139,056  $    (81,661)  $1,057,395
                            ========       =========      ========    ==========  ============   ==========

Income from Operations      $ 53,990       $   3,302      $  2,048    $   59,340  $     (2,491)  $   56,849
Assets                      $950,434       $ 339,944      $ 85,740    $1,376,118  $   (451,428)  $  924,690


Nine Months Ended
September 30, 1999
-----------------------
(unaudited)
Revenues
   External customers       $835,260       $ 231,971      $ 29,304    $1,096,535  $        ---   $1,096,535
   Intersegment sales         67,406             664         9,044        77,114       (77,114)         ---
                            --------       ---------      --------    ----------  ------------   ----------
Total Revenues              $902,666       $ 232,635      $ 38,348    $1,173,649  $    (77,114)  $1,096,535
                            ========       =========      ========    ==========  ============   ==========

Income from Operations      $ 52,820       $   3,916      $  4,635    $   61,371  $     (1,520)  $   59,851
Assets                      $731,086       $ 186,565      $108,026    $1,025,677  $   (259,398)  $  766,279


NOTE 6.  EARNINGS PER SHARE
         ------------------

         Earnings per share (EPS) are computed in accordance with SFAS No. 128, Earnings Per Share. A reconciliation of the numerators and denominators of the basic and diluted EPS computations, as required by SFAS No. 128, is presented below (amounts in thousands except per share amounts):

                                                           Weighted
                                                            Average   Earnings
                                                   Income    Shares   Per Share
                                                  -----------------------------
                                                          (Unaudited)
         Three Months Ended September 30, 2000
         -------------------------------------

         Basic                                    $  4,516   22,995     $0.20
              Options                                  ---      ---
              Preferred Stock                          ---      ---
                                                  -----------------
         -------------------------------------
         Diluted                                  $  4,516   22,995     $0.20
         =====================================    =============================

         Three Months Ended September 30, 1999
         -------------------------------------

         Basic                                    $  9,891   22,979     $0.43
              Options                                  ---       80
              Preferred Stock                          295      823
                                                  -----------------------------
         -------------------------------------
         Diluted                                  $ 10,186   23,882     $0.43
         =====================================    =============================


         Nine Months Ended September 30, 2000
         -------------------------------------

         Basic                                    $ 20,212   22,989     $0.88
              Options                                  ---      ---
              Preferred Stock                          ---      ---
         -------------------------------------    -----------------------------
         Diluted                                  $ 20,212   22,989     $0.88
                                                  =============================


         Nine Months Ended September 30, 1999
         -------------------------------------

         Basic                                    $ 25,457   22,970     $1.11
              Options                                  ---       38
              Preferred Stock                          854      823
                                                  -----------------------------
         -------------------------------------
         Diluted                                  $ 26,311   23,831     $1.10
         =====================================    =============================


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

         From January 22, 1999 through February 24, 1999, five purported class action complaints were filed against the Company and certain of its officers in the United States District Court for the Northern District of Indiana. The complaints purported to be brought on behalf of a class of investors who purchased the Company's common stock between April 20, 1998 and January 15,

1999. The complaints alleged that the Company violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Act by disseminating false and misleading financial statements and reports respecting the first three quarters of the Company's fiscal year 1998. The complaints sought unspecified compensatory damages and attorney's fees, as well as other relief. In addition, on March 23, 1999, another purported class action lawsuit was also filed in the United States District Court for the Northern District of Indiana, naming the Company, its directors and the underwriters of the Company's April 1998 public offering. That complaint alleged that the Company and the individual defendants violated Section 11 of the Securities Act of 1933, and that the Company, the individual defendants as "controlling persons" of the Company, and the underwriters are liable under Section 12 of that Act, by making untrue statements of material fact in and omitting material facts from the prospectus used in that offering. The complaint sought unspecified compensatory damages and attorney's fees, as well as other relief. Both the Securities Exchange Act complaints and the Securities Act complaint arise out of the restatement of the Company's financial statements for the first three quarters of 1998. At a hearing on May 10, 1999 and in an order entered on June 22, 1999, Judge Allen Sharp consolidated the six pending cases under the caption In re Wabash National Corporation Securities Litigation, No. 4:99CV0003AS and established a schedule for further proceedings. Pursuant to the order, selected lead plaintiffs filed a Consolidated Class Action Complaint on July 6, 1999. The consolidated complaint repeats the claims made in the original complaints respecting the restatement and also alleges that the loss contingency for certain excise taxes, which Wabash disclosed on January 19, 1999, should have been recorded earlier. The Company's motion to dismiss the consolidated complaint was denied by the Court in February 2000.

         The Court subsequently denied plaintiff's motion to certify the case as a class action and fixed April 30, 2001 as the deadline for submission of summary judgment motions. Discovery proceedings are expected to end on March 31, 2001.

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

         The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for the treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of September 30, 2000, the estimated potential exposure for such costs ranges from approximately $0.5 million to approximately $1.7 million, for which the Company has a reserve of approximately $0.9 million. These reserves were recorded for exposures associated with the costs of environmental remediation projects to address soil and ground water contamination at certain of its facilities as well as the costs of removing underground storage tanks at its branch service locations. The possible recovery of insurance proceeds has not been considered in the Company's estimated contingent environmental costs.

         The Company acquired two new manufacturing sites in July, 1998 in connection with its acquisition of a trailer flooring business in Arkansas (the Cloud Acquisition) and voluntarily disclosed to the United States Environmental Protection Agency (EPA) and the Arkansas Department of Pollution Control and Ecology (ADPC&E) potential soil and groundwater contamination. In association with both the EPA and the ADPC&E, the Company has submitted a sampling plan to ADPC&E for monitoring and any required remediation. This matter is at an early stage and it is not possible to predict the outcome with certainty. The Company has recorded a reserve of $1.0 million related to these issues based on currently available information and does not believe the outcome of this matter will be material to the consolidated annual results of operations or financial condition of the Company. The Company is indemnified by the Sellers of the acquired companies and the Company believes that these matters would be covered by the indemnification.

         In the second quarter 2000, the Company received a grand jury subpoena requesting certain documents relating to the discharge of wastewaters into the environment at a Wabash facility in Huntsville, Tennessee. The subpoena sought the production of documents and related records concerning the design of the facility's discharge system and the particular discharge in question. On April 17, the Company received a Notice of Violation/Request for Incident Report from the Tennessee Department of Environmental Conservation (TDEC) with respect to the same matter. On September 6, 2000, the Company received an Order and Assessment from TDEC directing the Company to pay a fine of $100,000 for violations of Tennessee environmental requirements as a result of the discharge. The Company filed an appeal of the Order and Assessment on October 10, 2000. The Company is fully cooperating with state and federal officials with respect to their investigation into the matter. At this time, the Company is unable to predict the outcome of federal grand jury inquiry into this matter, but does not believe it will result in a material adverse effect on its financial position or future results of operations; however, at this early stage of the proceedings, no assurance can be given as to the ultimate outcome of the case.

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

c.       Used Trailer Restoration Program

         During 1999, the Company reached a settlement with the Internal Revenue Service related to federal excise tax on certain used trailers restored by the Company during 1996 and 1997. The Company has continued the restoration program with the same customer since 1997. The customer has indemnified the Company for any potential excise tax assessed by the IRS for years subsequent to 1997. As a result, the Company has recorded a liability and a corresponding receivable of approximately $6.6 million and $5.2 million in the accompanying Condensed Consolidated Balance Sheets at September 30, 2000 and December 31, 1999, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and \ Results of Operations.


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

         -    manufacturing,
         -    retail and distribution, and
         -    leasing and finance operations

The manufacturing segment principally produces trailers and related components and sells to customers who purchase directly from the Company or through independent dealers. The manufacturing segment also produces trailers and related components for the Company's retail and distribution segment. The retail and distribution segment sells new and used trailers, aftermarket parts, and performs service repair on used trailers through its retail branch network. In addition, the retail and distribution segment rents used trailers through its retail branch network. The leasing and finance segment provides leasing and finance programs to its customers for new and used trailers.

         Net Sales

         Consolidated net sales for the three-month period ended September 30, 2000 decreased approximately $28.9 million or 7.7% compared to the same period in 1999 and were $39.1 million or 3.6% lower for the nine-month period ended September 30, 2000, compared to the same period in 1999.

         The manufacturing segment's external net sales decreased 7.7% or $22.0 million in the third quarter of 2000 compared to the same period in 1999 and were $28.9 million or 3.5% lower for the nine-month period ended September 30, 2000 compared to the same period in 1999. These decreases were primarily driven by a 3.1% decrease (15,700 units vs. 16,200 units) and a 3.5% decrease (47,400 units vs. 49,100 units) in the number of new trailers sold during the three and nine-month periods ended September 30, 2000 compared to the same periods in 1999, respectively.

In addition, the average selling price per unit was lower by 4.0% and higher by 0.6% for the three and nine-month periods ended September 30, 2000 compared to the same periods in 1999, respectively. The decrease in net sales during the periods was primarily driven by the continued impact of a general slowing in freight tonnage, increased interest rates and continued high fuel prices within the transportation industry. As a result of these unfavorable conditions, the transportation industry continues to operate in a very difficult environment, which has caused new trailer orders to decrease.

         The retail and distribution segment's external net sales decreased 11.3% or $8.9 million in the third quarter of 2000 compared to the same period in 1999 and were $8.3 million or 3.6% lower for the nine-month period ended September 30, 2000 compared to the same period in 1999. The decrease in net sales during the three and nine-month periods ended September 30, 2000 was due to a decrease in new and used trailer revenues offset partially by increases in aftermarket parts, service revenues and rental revenues. The decreases in new and used trailer revenues were primarily due to the impact of higher fuel and interest costs experienced by the Company's retail customer bases. The increase in aftermarket parts and service revenues is due to the reconfiguration of the retail distribution network and the creation of additional service capacity. In addition, the increase in used trailer rental revenues primarily reflects the Company's strategy to expand its used trailer rental program.

         The leasing and finance segment's external net sales rose 19.4% or $2.0 million in the third quarter of 2000 compared to the same period in 1999 and were 6.7% or $2.0 million lower for the nine-month period ended September 30, 2000 compared to the same period in 1999. The increase in net sales in the third quarter of 2000 compared to the same period in 1999 was primarily due to the sale of used trailers coming off lease partially offset by a decline in sales-type finance leases. The decrease in net sales during the nine-month period ended September 30, 2000 compared to the same period in 1999 was primarily attributable to a decline in sales-type leases.

         Gross Profit

         Gross profit as a percentage of sales totaled 8.5% for the third quarter of 2000 compared to 9.4% for the same period in 1999 and totaled 9.3% for the nine-month period ended September 30, 2000 compared to 8.8% for the same period in 1999. The decrease in the gross profit percentage for the third quarter 2000 compared to the same period in 1999 was primarily due to start-up costs related to the Company's state-of-the-art painting and coating system at its Scott County, Tennessee plant. In addition, during the third quarter of 2000, the production mix on non-proprietary products consisted of a higher concentration of lower-priced, lower-margin products, which also impacted the gross profit percentages. The increase in the gross profit percentage for the nine-month period ended September 30, 2000 reflects the Company's strategy of increasing the proportion of revenues attributable to proprietary products, such as the Duraplate trailer, which has been successful in generating higher gross profits than has historically been possible with a more traditional, commodity type production mix. In addition, the Company is experiencing improvements in its aftermarket parts, service business and used trailer rental business which also generate higher margins than commodity-type new trailer production.

         Income from Operations

         Income from operations as a percentage of sales was 4.5% for the third quarter of 2000 compared to 6.0% for the same period in 1999 and was 5.4% for the nine-month period ended September 30, 2000 compared to 5.5% for the same period in 1999. Income from operations in 2000 was impacted primarily by the decrease in gross profit margins previously discussed along with increased selling, general and administrative expenses. The increase in selling, general and administrative expenses primarily reflects increased selling expenses incurred in the retail and distribution segment principally to support increased sales activity in its aftermarket parts, service and used trailer rental business.

         Other Income (Expense)

         Interest expense as a percentage of sales was 1.3% for the third quarter of 2000 compared to 0.9% for the same period in 1999 and was 1.4% for the nine-month period ended September 30, 2000 compared to 0.9% for the same period in 1999. The increase in interest expense during both periods primarily reflects higher interest rates during the periods coupled with the issuance of additional term debt and higher borrowings under the Company's revolving credit facility during 2000 to fund increased investing activities and working capital requirements.

         Equity in losses of unconsolidated affiliate consists of the Company's interest in the losses of ETZ, a non-operating European holding company, at a 25.1% share which represents the Company's interest acquired in November, 1997. ETZ is the majority shareholder of BTZ, a European RoadRailer operating company based in Munich, Germany, which began operations in 1996. The majority shareholder of the ETZ and the Company's partner in the RoadRailer operations has decided to evaluate exit strategies relative to its investment in the ETZ, including the possible sale of its ownership interest. The Company has not determined whether it will sell its ownership interest in the ETZ, for which the Company has $5.2 million reflected in Other Assets at September 30, 2000. Due to the BTZ being a start-up Company which has incurred start-up losses since inception, no assurances can be given as to the ultimate impact of the majority shareholder's decision to evaluate it's exit strategies.

         During September 2000, the Company's finance operation sold a portion of its leasing and finance portfolio to a large financial institution. Proceeds of the sale were approximately $20.8 million and resulted in a loss of approximately $0.9 million which is reflected in Other, net in the accompanying Condensed Consolidated Statements of Income.

         Taxes

         The provision for income taxes for the three and nine-month periods ended September 30, 2000 of $3.2 million and $13.8 million, respectively, represents 39.0% of pre-tax income for both periods compared to the provision of $6.6 million and $18.4 million, or 38.9% and 40.4% of pre-tax income, respectively, for the same periods in 1999. The effective tax rates are higher than the Federal statutory rates of 35% due primarily to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Operating Activities

         Net cash used in operating activities was $57.8 million during the first nine months of 2000 primarily as a result of net income, the add-back of non-cash charges for depreciation and amortization, and changes in working capital. Changes in working capital consisted primarily of increased inventory and accounts receivable balances as well as a reduction in accounts payable and accrued liabilities. The increase in inventory was primarily due to a higher level of used trailers taken in trade during the period, an increase in new trailer inventory within the retail branch network, higher finished trailer inventory resulting from customers temporarily delaying taking delivery of the trailers they ordered offset partially by the manufacturing segment reducing its required raw material inventory level. The increase in accounts receivable was primarily the result of an increase in days sales outstanding due to general economic conditions within the transportation industry.

         Investing Activities

         Net cash used in investing activities of $84.6 million during the nine months ended September 30, 2000 was primarily due to the following:

         -    capital expenditures of $52.8 million;
         - net investment in the Company's rental and operating lease portfolio of approximately $48.6 million; and
         - net decrease in the Company's finance contract portfolio of approximately $18.6 million

         Capital expenditures during the period were associated with the following:

         - increasing productivity within the Company's manufacturing operations in Lafayette, Indiana;
         - completion of a new state of the art painting and coating system and plant expansion at its trailer manufacturing facility in Huntsville, Tennessee; and
         - on-going capital expenditures related to the Company's branch expansion strategy


         The increase in the Company's rental and operating leasing portfolio primarily reflects the Company's strategy to increase its used trailer rental program. The decrease in the Company's finance contract portfolio was primarily driven by the September 2000 sale of approximately $21.7 million of its leasing and finance portfolio previously discussed.

         The Company anticipates future capital expenditures related to the continuation of the capital projects previously discussed and other activities to be $25 to $40 million over the next twelve months.

         Financing Activities

         Net cash provided by financing activities of $123.9 million during the nine months ended September 30, 2000, was primarily due to a net increase in total debt of $128.0 million and the payment of common stock dividends and preferred stock dividends of $4.2 million in the aggregate.

         On September 29, 2000, the Company entered into a $75 million Note Purchase and Private Shelf Agreement with a large financial institution. Under this agreement, the Company initially issued $50 million of unsecured senior notes, $25 million of which is due September 29, 2005 with the remaining $25 million due September 29, 2007. These Series I Senior Notes bear interest at 8.04% with interest payments due semi-annually in March and September and contain financial covenants substantially identical to the Company's existing senior notes. The proceeds were used to repay the amount outstanding under the Company's 364-day Credit Facility. The uncommitted Shelf Agreement expires on September 29, 2003 and provides for the possible issuance of additional senior notes up to an aggregate amount of $25 million.

         On June 22, 2000, the Company entered into a new, unsecured 364-day Credit Facility which permits the Company to borrow up to $70 million. Under this facility, the Company has a right to borrow until June 21, 2001, at which time the principal amount then outstanding will be due and payable. At September 30, 2000, the Company had no borrowings against this facility.

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

BACK LOG

         The Company's backlog of orders was approximately $0.7 billion and $1.1 billion at September 30, 2000 and December 31, 1999, respectively. The Company expects to fill a majority of its backlog within the next twelve months.

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

         On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. This bulletin, through its subsequent revised releases, SAB No. 101A and SAB No. 101B, is effective for the Company's financial statements beginning in the fourth quarter 2000. While management continues to evaluate the impact of applying SAB 101 to its business, the impact is not expected to have a significant effect on the Company's annual results of operations or its financial position.


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks

         The Company has limited exposure to financial risk resulting from volatility in interest rates and foreign exchange rates. As of September 30, 2000, the Company had approximately $76.4 million of LIBOR based debt outstanding under its Revolving Credit Facility and $105 million of proceeds from its accounts receivable securitization facility, which also requires LIBOR based interest payments. A hypothetical 100 basis-point increase in the floating interest rate from the current level would correspond to a $1.8 million increase in interest expense over a one-year period. This sensitivity analysis does not account for the change in the Company's competitive environment indirectly related to a change in interest rates and potential managerial action taken in response to those changes.

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

                                     PART II
                                OTHER INFORMATION


Item 1.           Legal Proceedings.

         See Footnote 7 to the Condensed Consolidated Financial Statements for information related to Legal Proceedings.

Item 2.           Changes in Securities and use of Proceeds.

         Not Applicable

Item 3.           Defaults Upon Senior Securities.

         Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders.

         Not Applicable

Item 5.           Other Information.

         None

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         10.16 Series I Senior Note Purchase Agreement dated September 29, 2000 between Prudential Insurance Company and Wabash National Corporation

         15.01    Report of Independent Public Accountants

         27.01    Financial Data Schedule

(b)      Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WABASH NATIONAL CORPORATION

Date:    November 14, 2000           By:  /s/ Rick B. Davis
         -----------------                ------------------------------------
                                          Rick B. Davis
                                          Corporate Controller
                                          (Principal Accounting Officer)
                                                   and
                                          Duly Authorized Officer