Form 10-K
period 2000-12-31
WABASH NATIONAL CORP /DE
filed 2001-03-29
CIK 879526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000       COMMISSION FILE NUMBER 1-10883

                           WABASH NATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                 52-1375208
     (STATE OR OTHER JURISDICTION OF                   (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NUMBER)

      1000 SAGAMORE PARKWAY SOUTH,                         47905
           LAFAYETTE, INDIANA                            (ZIP CODE)
          (ADDRESS OF PRINCIPAL
           EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (765) 771-5300


Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
           Title of each class                         on which registered
           -------------------                         -------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 22, 2001 was $230,024,900 based upon the closing price of the Company's common stock as quoted on the New York Stock Exchange composite tape on such date.

         The number of shares outstanding of the registrant's Common Stock and Series A Preferred Share Purchase Rights as of March 22, 2001 was 23,002,490.

         Part III of this Form 10-K incorporates by reference certain portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held May 15, 2001.

                                TABLE OF CONTENTS

                           WABASH NATIONAL CORPORATION
                            FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 2000


                                                                                                   PAGES
                                                                                                   -----
PART I.

Item 1.    Business..............................................................................      3

Item 2.    Properties............................................................................     11

Item 3.    Legal Proceedings.....................................................................     11

Item 4     Submission of Matters to Vote of Security Holders.....................................     11

Item 4A.   Risk Factors..........................................................................     11

PART II.

Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters..............     13

Item 6.    Selected Financial Data...............................................................     14

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations......................................................................     15

Item 7A.   Quantitative and Qualitative Disclosures about Market Risks...........................     22

Item 8.    Financial Statements and Supplementary Data...........................................     24

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure.......................................................................     47

PART III.

Item 10.   Directors and Executive Officers of the Registrant....................................     47

Item 11.   Executive Compensation................................................................     48

Item 12.   Security Ownership of Certain Beneficial Owners and Management........................     48

Item 13.   Certain Relationships and Related Transactions........................................     49

PART IV.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................     49

SIGNATURES ......................................................................................     51

PART I

ITEM 1 -- BUSINESS

         Wabash designs, manufactures and markets standard and customized truck trailers under the Wabash National and Fruehauf trademarks. The Company produces and sells aftermarket parts through its division, Wabash National Parts and its wholly-owned subsidiary, Fruehauf Trailer Services, Inc. (FTSI). In addition to its aftermarket parts sales and service revenues, FTSI sells new and used trailers through its retail network as well as providing rental, leasing and finance programs to its customers for new and used trailers.

         The Company's business strategy is to follow an integrated approach to engineering, manufacturing and marketing which emphasizes flexibility in product design and operations while preserving a low cost structure. Wabash seeks to identify and produce proprietary products in the trucking and bimodal industries that offer added value to customers and, therefore, generate higher demand and higher profit margins than those associated with standard trailers. The Company has developed its rental, leasing and finance business for new and used trailers within its retail and distribution network and expects to continue such development. The Company has also expanded its factory-owned retail distribution network in order to more effectively distribute its products. The retail sale of new and used trailers, aftermarket parts and maintenance service generally provides the opportunity for higher gross margins. The Company believes that its RoadRailer(R) bimodal technology provides the opportunity to maintain a reputation for design and new product development leadership. The important elements of the Company's strategies are:

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

         - Product Differentiation. Wabash has developed or acquired several proprietary products and processes which, it believes, are recognized as high in quality and distinctive in design. While the Company is a competitive producer of standardized products, it emphasizes the development and manufacture of distinctive and more customized products and believes that it has the engineering and manufacturing capability to produce these products efficiently. The Company expects to continue a program of aggressive product development and selective acquisitions of quality proprietary products that distinguish the Company from its competitors and provide opportunities for enhanced profit margins.

         - Corporate Culture. Since the Company's founding, management has fostered a corporate culture that emphasizes design and new product development capabilities as well as extensive employee involvement. All employees participate in extensive classroom training covering all aspects of the Company's business, including team building and problem solving, statistical process control, economics and finance. Wabash also employs a compensation program that rewards most hourly employees through the distribution of a percentage of the Company's after-tax profits. Wabash's safety program has been developed with employee participation and has been cited for each of the last twelve years (1988-1999) by the Truck Trailer Manufacturing Association for achieving the best safety record among large plants in the industry. The

              Company believes that its corporate culture has produced a highly trained and motivated workforce that understands the Company's business strategy and that is keenly interested in and rewarded by the success of the Company.

         Wabash was incorporated in Delaware in 1991 and is the successor by merger to a Maryland corporation organized in 1985. Wabash operates in two segments: manufacturing and retail and distribution. Financial results by segment are discussed in detail within Footnote 5, Segment Reporting, of the accompanying Consolidated Financial Statements.


Manufacturing

         The Company believes that it is the largest United States manufacturer of truck trailers, including the Company's proprietary DuraPlate(R) and RoadRailer trailers.

         Wabash markets its products directly and through dealers to truckload and less-than-truckload (LTL) common carriers, private fleet operators, leasing companies, package carriers and intermodal carriers including railroads. The Company has established significant relationships as a supplier to many large customers in the transportation industry, including those set forth below:

         - Truckload Carriers: Schneider National, Inc.; Werner Enterprises, Inc.; Swift Transportation Corporation; J.B. Hunt Transport Services, Inc.; Dart Transit; Heartland Express, Inc.; Crete Carrier Corporation; Knight Transportation, Inc.; USXpress Enterprises, Inc.; Frozen Food Express Industries (FFE); KLLM, Inc.; Interstate Distributor Co.

         - Leasing Companies: Transport International Pool (TIP); Penske Truck Leasing; National Semi- Trailer Corp.

         - Private Fleets: Safeway; DaimlerChrysler; The Kroger Company; Foster Farms

         - Less-Than-Truckload Carriers: Roadway Express, Inc.; Old Dominion Freight Line, Inc.; USF Holland; GLS Leasco; Yellow Services, Inc.

         -    Package Carriers: Federal Express Corporation

         - North American Intermodal Carriers: Triple Crown Services; National Rail Passenger Corp. (Amtrak); GATX Capital (in conjunction with Burlington Northern Santa Fe and Mark VII Transportation); Canadian National Railroad


Retail and Distribution

         The Company has 29 retail outlets in mostly major, metropolitan markets as well as 5 locations that sell and rent used trailers. During January 2001, the Company expanded its branch network through the acquisition of the Breadner Group of Companies, headquartered in Ontario, Canada. The Breadner Group has ten branch locations in six Canadian Provinces and is the leading Canadian distributor of new trailers and related parts and service. As a result, the Company believes it has the largest company-owned distribution system in the industry selling new and used trailers, aftermarket parts and maintenance service. The retail sale of new and used trailers, aftermarket parts and maintenance service generally produces higher gross margins and tend to be more stable in demand. The Company also provides rental, leasing and financing programs, primarily to its retail customers for new and used trailers, through its subsidiaries, Apex Trailer Leasing and Rentals, L.P. and National Trailer Funding (the Finance Companies). In December 2000, the Company's wholly-owned subsidiary, Wabash National Finance Corporation, was merged into Apex Trailer Leasing and Rentals, L.P. as the Company consolidated its rental, leasing and finance activities into the retail and distribution segment as a separate retail product line. This activity tends to be more stable and predictable while at the same time provides the Company an additional channel of distribution for used trailers taken in trade on the sale of new trailers. Due to the strategic importance of the combined product lines of the retail and distribution segment, the Company intends to continue to place emphasis on this revenue source and has added additional retail outlets over the past few years either through acquisition or greenfield start-up.

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

         The following table sets forth domestic new trailer shipments for the Company, its nine largest competitors and for the United States trailer industry as a whole:

                      2000         1999         1998         1997            1996         1995
                      ----         ----         ----         ----            ----         ----
WABASH               66,283       69,772       61,061       48,346(1)       36,517       42,424
Great Dane           46,698       58,454       50,513       37,237          25,730       36,514
Utility              28,780       30,989       26,862       23,084          19,731       25,068
Trailmobile          28,089       31,329       23,918       18,239          11,094       21,239
Stoughton            15,050       14,673       11,750       11,700           8,300       14,770
Strick               10,500       11,000       10,959       10,488           8,141       18,427
Hyundai               6,261        5,716        5,200        3,445           2,007        6,705
Fontaine              6,000        6,500        5,894        5,063           4,613        5,465
HPA Monon             5,726        8,386        7,313        2,534          11,184       21,172
Dorsey                5,000        9,013        8,375        7,939           8,595       12,276

Total Industry      270,817      317,388      278,821      222,550         197,519      284,268

(1) Includes shipments of 1,467 units by Fruehauf in 1997 prior to the acquisition by Wabash of certain assets of Fruehauf.

         Sources: Individual manufacturer information provided by Southern Motor Cargo Magazine (C) 1999 (1998-1995) and Trailer Body Builders Magazine (2000 and 1999 only). Industry totals provided by Southern Motor Cargo Magazine (C) 1999 (1998-1995) and A.C.T. Research Company, L.L.C. (2000 and 1999).

REGULATION

         Truck trailer length, height, width, maximum weight capacity and other specifications are regulated by individual states. The Federal Government also regulates certain safety features incorporated in the design of truck trailers, including new regulations in 1998 which require anti-lock braking systems (ABS) on all trailers produced beginning in March 1998 and certain rear bumper strength regulations effective at the beginning of 1998. Manufacturing operations are subject to environmental laws enforced by federal, state and local agencies. (See "Environmental Matters")

PRODUCT LINES

     Manufacturing Segment

         Since the Company's inception in 1985, the Company has expanded its product offerings from a single product into a broad line of transportation equipment and related products and services. As a result of its long-term relationships with its customers, the Company has been able to work closely with its customers to create competitive advantages through development and production of productivity-enhancing transportation equipment. The sale of new trailers through the manufacturing segment represented 76.0%, 76.6% and 76.5% of net sales during 2000, 1999 and 1998, respectively. The current new trailer product lines include the following:

Transportation Equipment

         - DuraPlate trailers. In late 1995, the Company introduced its composite plate trailer. Features of the new composite plate trailer include increased durability and greater strength than the aluminum plate trailer. The composite material is a high-density vinyl core with a steel skin. The Company holds a number of patents regarding its composite trailer and believes this proprietary trailer will continue to become a greater source of business.

         - Plate trailers. The aluminum plate trailer was introduced into the Company's product line in 1985. Since these trailers utilize thicker and more durable sidewalls than standard sheet and post or fiberglass reinforced plywood ("FRP") construction and avoid the use of interior liners, the life of the trailer is extended and maintenance costs are significantly reduced. In addition, the post used in constructing the sidewalls of the aluminum plate trailer is much thinner and therefore provides greater interior volume than a standard sheet and post trailer. Plate trailers are used primarily by truckload carriers.

         - RoadRailer trailers. In 1987, the Company began manufacturing RoadRailer trailers. RoadRailer trailers represent a patented bimodal technology consisting of a truck trailer and detachable rail "bogie" permitting a trailer to run both over the highway and directly on railroad lines. The Company believes that the RoadRailer system can be operated more efficiently than alternative intermodal systems such as "piggyback" or "stack" railcars which require terminal operators to transfer vehicles or containers to railcars. In 1991, the Company acquired the exclusive rights to market and exploit RoadRailer technology. By offering the bimodal technology in a number of variations, the Company believes it can increase its penetration of the intermodal market and enlarge its pool of potential customers. The current models are the ReeferRailer(R) trailer, the ChassisRailer(R) trailer, the PupRailer(TM) trailer, the AutoRailer(R) trailer and the 19.5 RoadRailer trailer. Management believes that RoadRailer trailers provide the opportunity for the Company to maintain a reputation for technological leadership in the transportation industry.

         - Refrigerated trailers. Refrigerated trailers were introduced into the product line in 1990. The Company's proprietary process for building these trailers involves injecting insulating foam in the sidewalls and roof in a single process prior to assembly, which improves both the insulation capabilities and the durability of the trailers. These trailers are used primarily by private fleets in the transportation of perishable food products. During 1995, the Company opened its refrigerated trailer manufacturing facility in Lafayette, Indiana.

         - Aluminum vans and doubles. Aluminum vans and doubles, also known as sheet and post trailers, were introduced into the product line in 1986 and are the standard trailer product purchased by customers in most segments of the trucking industry. These products represent the most common trailer sold throughout the Company's retail distribution network.

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

         - Platform trailers. Platform trailers are typically purchased by owner-operators and are often used for transporting heavier, more durable goods such as those used in the construction and steel industries. In 2000, the Company introduced its ElectroShield(TM) technology for use on platform trailers produced at its manufacturing facility in Huntsville, Tennessee. The ElectroShield technology provides a uniform finish that coats the entire surface of the frame, inside and out. The result is complete surface coverage that is vastly superior to conventional "spray-on" coating systems. ElectroShield coatings provide the best protection in the industry, with greatly improved resistance to corrosion, chipping and fading from exposure to sunlight. The Company believes this new technology adds to its already strong reputation for technological leadership in the transportation industry.

         - Other. The Company's other transportation equipment includes container chassis, rollerbed trailers, soft-sided trailers, dumps and converter dollies.

     Retail and Distribution Segment

         The Company believes it has the largest, company-owned retail and distribution network serving the truck trailer industry with the following product lines:

Transportation Equipment

         The Company sells new transportation equipment such as those products offered by the manufacturing segment including DuraPlate trailers, refrigerated trailers, sheet and post trailers and platform trailers. The Company also sells specialty trailers not produced by the manufacturing segment including tank trailers and construction trailers. Customers for this equipment typically purchase in smaller quantities for local or regional transportation needs. The sale of new trailers through the branch network represented 6.3%, 8.1% and 7.3% of net sales during 2000, 1999 and 1998, respectively.

Aftermarket Parts and Service

         The Company also offers replacement parts and accessories and provides maintenance service both for its own and competitors' trailers and related equipment. The aftermarket parts business is less cyclical than trailer sales and generally has higher gross profit margins. The Company markets its aftermarket parts and services through its division, Wabash National Parts and through its wholly-owned subsidiary, Fruehauf Trailer Services, Inc. Management expects that the manufacture and sale of aftermarket parts and maintenance service will be a growing part of its product mix as the number and age of its manufactured trailers in service increases and due to the growth of the retail and distribution segment. Sales of these products and services represented 9.6%, 7.9% and 9.7% of net sales during 2000, 1999 and 1998, respectively.

Rental, Leasing and Finance

         Through 1991, the Company leased trailers to customers on a very limited basis, primarily involving used trailers taken in trade from other customers. In late 1991, the Company began to build its in-house capability to provide leasing programs to its customers through Wabash National Finance. In addition, in late 1998 the Company began offering a rental program for used trailers, primarily on a short-term basis, through its retail branch network. In December 2000, the Company's wholly-owned subsidiary, Wabash National Finance Corporation, was merged into Apex Trailer Leasing and Rentals, L.P. as the Company consolidated its rental, leasing and finance activities into the retail and distribution segment as a separate retail product line. At December 31, 2000, the Company had approximately $52.0 million in equipment leased to others, net and $56.5 million invested in finance contracts. These leasing assets have been financed through sale and leasebacks, term debt and equity. Leasing revenues of the Company represented 2.5%, 1.6% and 1.8% of net sales during 2000, 1999 and 1998, respectively.

Used Trailers

         The Company is also involved in the sale of used trailers, which are primarily trade-ins from its customers for new trailers. The Company generally sells its used trailers directly through its retail and distribution segment. Used trailer sales promote new sales by permitting trade-in allowances and have represented a stable source of revenue for the Company. The sale of used trailers represented 5.6%, 5.8% and 4.7% of net sales during 2000, 1999 and 1998, respectively.

CUSTOMERS

         The Company's customer base includes many of the nation's largest truckload common carriers, leasing companies, LTL common carriers, private fleet carriers, package carriers and domestic and international intermodal carriers including railroads. The Company believes it is the sole supplier of dry vans, refrigerated trailers and platform trailers to approximately 15 customers. Sales to these customers accounted for approximately 41.8%, 32.6% and 28.9% of the Company's new trailer sales in 2000, 1999 and 1998, respectively. The retail and distribution business primarily services small fleets and individual owner operators in which the credit risk varies significantly from customer to customer. The Company's international sales accounted for approximately 3.1% of net sales during 2000 and 2.0% of net sales during 1999 and 1998.

         The Company had one customer, J.B. Hunt Transport Services, Inc., which represented 11.4% of its net sales in 2000, while no other customer exceeded 10% of its net sales in 2000, 1999 and 1998. The Company's net sales in the aggregate to its five largest customers were 30.5%, 22.2% and 18.3% of its sales in 2000, 1999 and 1998, respectively.

         Truckload common carriers include large national lines as well as regional carriers. The large national truckload carriers, who continue to gain market share at the expense of both regional carriers and private fleets, typically purchase trailers in large quantities with highly individualized specifications. Trailers purchased by truckload common carriers including Schneider National, Inc., Werner Enterprises, Inc., Swift Transportation Corporation, J.B. Hunt Transport Services, Inc., Heartland Express, Inc., Dart Transit, Crete Carrier Corporation, Knight Transportation, Inc., USXpress Enterprises, Inc., and Interstate Distributor Co. represented 59.7%, 54.3% and 44.7% of the Company's new trailer sales in 2000, 1999 and 1998, respectively.

         LTL carriers have experienced consolidation in recent years and the industry is increasingly dominated by a few large national and several regional carriers. Since the Highway Reauthorization Act of 1983 mandated that all states permit the use of 28-foot double trailers, there has been a conversion of nearly all LTL carriers to doubles operations. Order sizes for LTL carriers tend to be in high volume and with standard specifications. LTL carriers who have purchased Company products include Roadway Express, Inc., Old Dominion Freight Line, Inc., USF Holland, GLS Leasco, and Yellow Services, Inc. New trailer sales to LTL carriers accounted for 10.5%, 9.1% and 11.9% of new trailer sales in 2000, 1999 and 1998, respectively.

         Private fleet carriers represent the largest segment of the truck trailer industry in terms of total units, but are dominated by small fleets of 1 to 100 trailers. Among the larger private fleets, such as those of the large retail chain stores, automotive manufacturers and paper products, truck trailers are often ordered with customized features designed to transport specialized commodities or goods. Among private fleets, the Company's customers include DaimlerChrysler, Safeway, Foster Farms and The Kroger Company. New trailer sales to private fleets represented 6.7%, 6.4% and 7.5% of new trailer sales in 2000, 1999 and 1998, respectively.

         Leasing companies include large national companies as well as regional and local companies. Among leasing companies, the Company's customers include Transport International Pool (TIP), National Semi-Trailer Corp. and Penske Truck Leasing. New trailer sales to leasing companies represented 4.2%, 6.0% and 10.0% of new trailer sales in 2000, 1999 and 1998, respectively.

         Customers for the Company's proprietary RoadRailer products include U.S. and foreign intermodal carriers such as Triple Crown Services, Amtrak, Swift Transportation Corporation, GATX Capital (in conjunction with Burlington Northern Santa Fe Corporation and Mark VII Transportation), Bayerische Trailerzug Gesellschaft, Compagnie Nouvelle De Conteneurs and Canadian National Railroad. New trailer sales of RoadRailer products to these customers represented 2.4%, 2.8% and 4.7% of new trailer sales in 2000, 1999 and 1998, respectively. The Company believes that the RoadRailer technology has enabled it to develop an international presence. Anticipated sources of future revenue in the RoadRailer business also include license fees from the license of RoadRailer technology to overseas manufacturers.

         In the United States, FedEx Corporation is one of two primary carriers dominating the package carrier industry. Package carriers have developed rigid specifications for their highly specialized trailers and have historically purchased trailers from a small number of suppliers, including Wabash. New trailer sales to package carriers represented 0.7%, 0.8% and 1.1% of new trailer sales in 2000, 1999 and 1998, respectively.

         Retail sales of new trailers to independent operators through the Company's factory-owned distribution network provide the Company with access to smaller unit volume sales, which typically generate higher gross margins. Retail sales of new trailers represented 7.4%, 8.9% and 9.2% of total new trailer sales in 2000, 1999 and 1998, respectively.

         The balance of new trailer sales in 2000, 1999 and 1998 were made to dealers and household moving carriers.

MARKETING AND DISTRIBUTION

         The Company markets and distributes its products through one of three channels, which include:

         -    factory direct accounts;

         -    the factory-owned distribution network; and

         -    independent dealerships.

         The factory direct accounts include larger full truckload, LTL, package and household moving carriers and certain private fleets and leasing companies and are high volume purchasers. In the past, the Company has focused its resources on the factory direct market, where customers are generally aware of the Company's management and its reputation in the trailer manufacturing industry. The larger LTL and private fleets, as well as the national fleets which increasingly dominate the truckload segment, buy factory direct with a great deal of customization. These larger carriers will generally purchase the largest trailer allowed by law in the areas that they intend to operate, with maximum interior space. These carriers are the largest customers of the composite plate trailers manufactured by the Company.

         The Company's factory-owned distribution network provides the opportunity to generate retail sales of trailers as well as leasing and financing arrangements to smaller independent operators. This branch network enables the Company to provide maintenance and other services to customers on a nationwide basis and to take trade-ins, which are common with new trailer deals with fleet customers. In addition to the 29 U.S. factory-owned branches, the 10 retail locations recently acquired in Canada and the 5 U.S. locations that sell and rent used trailers, the Company also sells its products through a nationwide network of over 90 full-line and over 120 parts only independent dealerships, which generally serve the trucking and transport industry. The dealers primarily serve intermediate and smaller sized carriers and private fleets in the geographic region where the dealer is located and on occasion may sell to large fleets. The dealers may also perform service work for many of their customers.

RAW MATERIALS

         The Company utilizes a variety of raw materials and components including steel, aluminum, lumber, tires and suspensions, which it purchases from a large number of suppliers. Significant price fluctuations or shortages in raw materials or finished components may adversely affect the Company's results of operations. In 2000 and for the foreseeable future, the raw material used in the greatest quantity will be composite plate material used on the Company's proprietary DuraPlate trailer. The composite material is comprised of an inner and outer lining made of high strength steel surrounding a vinyl core, of which both components are in ready supply. In August 1997, the Company completed construction of a composite material facility located in Lafayette, Indiana where the Company produces the composite plate material from steel and vinyl components. Due to the continued strong demand for the Company's DuraPlate trailer, additional composite material manufacturing capacity was added to this facility in 2000. The Company believes the addition of this new facility will provide adequate capacity to meet its composite material requirements. During 1998, the Company acquired Cloud Corporation and Cloud Oak Flooring Company, Inc. (Wabash Wood Products), manufacturers of laminated hardwood floors for the truck body and trailer industry. During the course of 2000, the Company increased its hardwood flooring production capacity at its Harrison, Arkansas facility in order to accommodate 100% of the Company's trailer flooring needs. The central U.S. location of the Company's plants gives Wabash a competitive advantage in the transportation cost of inbound raw materials as well as the cost of delivery of finished product as customers often use trailers coming off the assembly line to deliver freight outbound from the Midwest.

BACKLOG

         The Company's backlog of orders was approximately $0.7 billion, $1.1 billion and $1.0 billion at December 31, 2000, 1999 and 1998, respectively. The Company expects to fill a majority of its existing backlog of orders by the end of 2001.

PATENTS AND INTELLECTUAL PROPERTY

         The Company holds or has applied for 76 patents in the United States on various components and techniques utilized in its manufacture of truck trailers. In addition, the Company holds or has applied for 119 patents in 14 foreign countries and the European patent community.

         The Company also holds or has applied for 44 trademarks in the United States as well as 30 trademarks in foreign countries. These trademarks include the Wabash and Fruehauf brand names as well as trademarks associated with the Company's proprietary products such as the DuraPlate trailer and the RoadRailer trailer.

RESEARCH AND DEVELOPMENT

         The Company has a reputation in the industry for its innovation in product design and low cost manufacturing. Research and development expenses are charged to earnings as incurred and approximated $2.4 million, $1.5 million and $1.8 million in 2000, 1999 and 1998, respectively. The Company promotes a culture that encourages innovation by all employees, particularly those working on the factory floor.

ENVIRONMENTAL MATTERS

         The Company is aware of soil and ground water contamination at some of its facilities. Accordingly, the Company has recorded a reserve of approximately $0.9 million associated with environmental remediation at these sites. This reserve was determined based upon currently available information and management does not believe the outcome of these matters will be material to the consolidated annual results of operations or financial condition of the Company.

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

         See Footnote 16 to the Consolidated Financial Statements for additional environmental information and the Company's accounting for such costs.

EMPLOYEES

         As of December 31, 2000, the Company had approximately 5,200 employees, of which less than 1% are represented by labor unions. The Company places a heavy emphasis on employee relations through educational programs and quality control teams. The Company believes its employee relations are good.

ITEM 2 -- PROPERTIES

MANUFACTURING FACILITIES

         The Company's main facility of 1.2 million sq. ft. in Lafayette, Indiana, consists of truck trailer and composite material production, tool and die operations, research laboratories, management offices and headquarters. The Company owns three other trailer manufacturing facilities, in Lafayette, Indiana (572,000 sq. ft.), in Ft. Madison, Iowa (255,000 sq. ft.) and Huntsville, Tennessee (287,000 sq. ft.). There are three leased manufacturing facilities in Lafayette, Indiana (144,000 sq. ft.). In addition, the Company owns a trailer flooring manufacturing facility, in Harrison, Arkansas (456,000 sq. ft.) and intends to close its flooring operation in Sheridan, Arkansas (117,000 sq. ft.) during the first quarter of 2001.

RETAIL AND DISTRIBUTION FACILITIES

         The Company leases a facility in St. Louis, Missouri (6,700 sq. ft.) that serves as headquarters for its retail and distribution segment. This location oversees the operation of 29 sales and service branches (4 of which are leased) and 5 locations that sell and rent used trailers (all of which are leased.) All of these facilities are located throughout the United States. The branch facilities consist of an office, warehouse and service space and generally range in size from 20,000 to 50,000 square feet per facility. In January 2001, the Company expanded its branch network through the acquisition of 10 branch locations in six Canadian Provinces. In addition, the Company owns its aftermarket parts distribution center in Lafayette, Indiana (300,000 sq. ft.) and leases a parts center in Montebello, California (44,000 sq. ft.).

ITEM 3 -- LEGAL PROCEEDINGS

         There are certain lawsuits and claims pending against the Company that arose in the normal course of business. None of these claims are expected to have a material adverse effect on the Company's financial position or its results of operations.

         See Footnote 16 to the Consolidated Financial Statements for additional information related to certain lawsuits filed against the Company and certain of its officers and directors.

ITEM 4 -- SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS

         None to report.

ITEM 4A -- RISK FACTORS

         Investing in our securities involves a high degree of risk. In addition to the other information contained in this Form 10-K, including the reports we incorporate by reference, you should consider the following factors before investing in our securities:

We Face Intense Competition. The truck trailer manufacturing industry is highly competitive. We compete with other truck trailer manufacturers of varying sizes, some of which may have greater financial resources than we do. Barriers to entry in the truck trailer manufacturing industry are low and, therefore, it is possible that additional competitors could enter the market at any time. Certain participants in the industry in which we compete may have manufacturing over-capacity and high leverage, and the industry has experienced a number of bankruptcies and financial stresses, all of which have resulted in significant pricing pressures. Our inability to compete effectively with existing or potential competitors would have a material adverse effect on our business, financial condition and results of operations.

Our Business Is Cyclical and May Be Adversely Affected By An Economic Downturn. The truck trailer manufacturing industry historically has been and is expected to continue to be cyclical and affected by overall economic conditions. New trailer shipments for the trailer industry as a whole decreased to 271,000 units in 2000 as compared to 317,000 units in 1999 and the current forecast for industry shipments in 2001 is between 190,000 and 210,000 units. Sales of new truck trailers have been subject to cyclical variations based on a six to eight year replacement cycle. Poor economic conditions can adversely affect demand for new trailers and in the past have led to an overall aging of trailer fleets beyond this typical replacement cycle. If such economic conditions were to recur, our business could be adversely affected.

Our New Technology and Products May Not Achieve Market Acceptance. We have recently introduced new products including the DuraPlate composite plate trailer, constructed from a high density vinyl core with a steel skin, and prototypes including the AllRailer railcar, a fully enclosed high-speed railcar. There can be no assurance that these or other new products or technologies will achieve sustained market acceptance. There can also be no assurance that new technologies or products introduced by competitors will not render our products obsolete or uncompetitive.

We Depend on Key Members of Our Management. The success of our business is and will continue to be highly dependent upon its President, Donald J. Ehrlich, and other members of senior management. We do not have employment agreements with any of these people. The loss of any of their services could have a material adverse effect upon our business, financial condition and results of operations.

We Rely on the Strength of our Corporate Partnerships and the Success of Our Customers. We have corporate partnering relationships with a number of customers where we supply the requirements of these customers. To a significant extent, our success is dependent upon the continued strength of their relationships with us and the growth of our corporate partners. Further, we often are unable to predict the level of demand for our products from these partners, or their timing of orders. The loss of a significant customer or unexpected delays in product purchases could have a material adverse effect on our business, financial condition and results of operations.

We Have A Limited Supply of Raw Materials. We currently rely on a limited number of suppliers for certain key components in the manufacturing of truck trailers. The loss of our suppliers or the inability of the suppliers to meet our price, quality, quantity and delivery requirements could have a material adverse effect on our business, financial condition and results of operations.

We are Subject to Government Regulations That May Adversely Affect Our Profitability. The length, height, width, maximum weight capacity and other specifications of truck trailers are regulated by individual states. The Federal Government also regulates certain safety features incorporated in the design of truck trailers. Changes or anticipation of changes in these regulations can have a material impact on our customers, may defer customer purchasing decisions, may result in reengineering and may affect our financial results. In addition, we are subject to various environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of stormwater and underground fuel storage tanks and may be subject to liability associated with operations of prior owners of acquired property. If we are found to be in violation of applicable laws or regulations, it could have a material adverse effect on our business, financial condition and results of operations.

We May Not Be Successful in Integrating Business that We Acquire into Our Business. We have made and expect to make acquisitions of technology, businesses and product lines in the future. Our ability to expand successfully through acquisitions depends on many factors, including the successful identification and acquisition of products, technologies or businesses and management's ability to effectively integrate and operate the acquired products, technologies or businesses. We may compete for acquisition opportunities with other companies that have significantly greater financial and management resources. We cannot assure you that we will be successful in acquiring or integrating any such products, technologies or businesses.

Disclosure Regarding Forward-Looking Statements. This report, including documents incorporated herein by reference, contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "anticipate," and "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, information regarding revenues, income or loss, capital expenditures, acquisitions, number of retail branch openings, plans for future operations, financing needs or plans, the impact of inflation and plans relating to services of the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward- looking statements. Statements in this report, including those set forth in "The Company" and "Risk Factors," and in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", describe factors, among others, that could contribute to or cause such differences.

PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock is traded on the New York Stock Exchange (ticker symbol WNC). The number of record holders of the Company's common stock at February 28, 2001, was 1,082.

         High and low stock prices and dividends for the last two years were:

                                                                                      DIVIDENDS
                                                                                     DECLARED PER
                                                           HIGH         LOW          COMMON SHARE
                                                           ----         ---          ------------
2000
    Fourth Quarter.......................                 $ 9.25       $ 7.25            $0.04
    Third Quarter........................                 $12.94       $ 8.31            $0.04
    Second Quarter......................                  $15.25       $10.50            $0.04
    First Quarter.........................                $17.88       $13.00            $0.04

1999
    Fourth Quarter.......................                 $20.50       $13.06            $0.04
    Third Quarter........................                 $22.50       $19.13            $0.0375
    Second Quarter......................                  $19.94       $10.94            $0.0375
    First Quarter.........................                $21.00       $11.63            $0.0375

         The Company expects to continue its policy of paying regular dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial conditions.

ITEM 6 -- SELECTED FINANCIAL DATA

         The following selected consolidated financial data with respect to the Company, for the five years in the period ended December 31, 2000, have been derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their reports. The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere herein.

                                                                                Years Ended December 31,
                                                  ---------------------------------------------------------------------------------
                                                      2000                1999             1998            1997              1996
                                                                  (Dollar amounts in thousands, except per share data)
INCOME STATEMENT DATA:
Net sales                                         $ 1,332,172         $ 1,454,570      $ 1,292,259      $  846,082      $   631,492
Cost of sales                                       1,216,205(1)        1,322,852        1,192,968         778,620          602,629
                                                  -----------         -----------      -----------      ----------      -----------
    Gross profit                                      115,967             131,718           99,291          67,462           28,863
Selling, general and administrative expenses           55,874              50,796           38,626          26,307           13,359
Restructuring charge                                   36,338                --               --              --               --
                                                  -----------         -----------      -----------      ----------      -----------
    Income from operations                             23,755              80,922           60,665          41,155           15,504
Interest expense                                      (19,740)            (12,695)         (14,843)        (16,100)         (10,257)
Accounts receivable securitization costs               (7,060)             (5,804)          (3,966)           --               --
Equity in losses of unconsolidated affiliate           (3,050)             (4,000)          (3,100)           (400)            --
Restructuring charge                                   (5,832)               --               --              --               --
Other, net                                                877               6,310             (259)          1,135              788
                                                  -----------         -----------      -----------      ----------      -----------
    Income (loss) before income taxes                 (11,050)             64,733           38,497          25,790            6,035
Provision (benefit) for income taxes                   (4,314)             25,891           15,226          10,576            2,397
                                                  -----------         -----------      -----------      ----------      -----------
    Net income (loss)                             $    (6,736)        $    38,842      $    23,271      $   15,214      $     3,638
                                                  ===========         ===========      ===========      ==========      ===========

Basic earnings (loss) per common share            $     (0.38)        $      1.60      $      1.00      $     0.74      $      0.19
                                                  ===========         ===========      ===========      ==========      ===========

Diluted earnings (loss) per common share          $     (0.38)        $      1.59      $      0.99      $     0.74      $      0.19
                                                  ===========         ===========      ===========      ==========      ===========

Cash dividends declared per common share          $      0.16         $    0.1525      $    0.1425      $     0.13      $      0.12
                                                  ===========         ===========      ===========      ==========      ===========

         (1) Includes a $4.5 million charge related to the Company's restructuring activities.

                                                                              Years Ended December 31,
                                                  ---------------------------------------------------------------------------------
                                                      2000              1999           1998             1997           1996
                                                                           (Dollar amounts in thousands)
BALANCE SHEET DATA:
    Working capital                                 $270,722          $228,751       $271,256         $280,212       $148,712
    Total lease portfolio                            108,451           130,626        117,038          103,222        113,811
    Total assets                                     781,614           791,291        704,486          629,870        440,071
    Long-term debt, net of current maturities        226,126           164,367        165,215          231,880        151,307
    Stockholders' equity                             367,233           379,365        345,776          226,516        178,368

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of Wabash National Corporation's (Wabash or the Company) historical results of operations and of its liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes thereto.

         Wabash designs, manufactures and markets standard and customized truck trailers under the Wabash National and Fruehauf trademarks. The Company believes that it is the leading U.S. manufacturer of composite trailers and bimodal vehicles through its RoadRailer products. The Company produces and sells aftermarket parts through its division, Wabash National Parts and its wholly-owned subsidiary, Fruehauf Trailer Services, Inc. (FTSI). In addition to its aftermarket parts sales and service revenues, FTSI sells new and used trailers through its retail network as well as providing rental, leasing and finance programs to its customers for new and used trailers through its subsidiaries Apex Trailer Leasing and Rentals, L.P. and National Trailer Funding (the Finance Companies).

         In December 2000, the Company recorded restructuring and other related charges totaling $46.6 million ($28.5 million, net of tax) primarily related to the Company's exit from manufacturing products for export outside the North American market, international leasing and financing activities and the consolidation of certain domestic operations. Included in this total is $40.8 million that has been included as a component in computing income from operations. Specifically, $19.1 million of this amount represents the impairment of certain equipment subject to leases with the Company's international customers, $8.6 million represents losses recognized for various financial guarantees related to international financing activities and $6.9 million was recorded for the write-down of other assets as well as charges associated with the consolidation of certain domestic operations including severance of $0.2 million. Also included in the $40.8 million is a $4.5 million charge for inventory write-downs related to the restructuring actions. The Company has recorded $5.8 million as a restructuring charge in Other Income (Expense) representing the write-off of the Company's remaining equity interest in ETZ for a decline in fair value that is deemed to be other than temporary.

         The total impairment charge recognized by the Company as a result of its restructuring activities was $26.7 million. This amount was computed in accordance with the provisions of SFAS 121. The estimated fair value of the impaired assets totaled $3.4 million and was determined by management based upon economic conditions and potential alternative uses and markets for the equipment. These assets are held for sale and are classified in prepaid expenses and other in the accompanying Consolidated Balance Sheets. Depreciation has been discontinued on these assets pending their disposal. In addition, upon the ultimate divestiture of the Company's ownership in ETZ, expected to occur in 2001, the Company will no longer record equity in losses of unconsolidated affiliate which amounted to $3.1 million, $4.0 million and $3.1 million in 2000, 1999 and 1998, respectively.

         The impact of restructuring activities undertaken in 2000 is not expected to have a significant effect on the Company's revenues going forward as these businesses on a combined basis accounted for less than 5% of consolidated net sales in 2000, 1999 and 1998.

         Although the Company has elected to discontinue manufacturing products for export outside of North America and the related international financing activities, the Company will continue to pursue opportunities in international markets to license and market its proprietary RoadRailer bimodal technology.

         Under the provisions of Financial Accounting Standards (SFAS) No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company determined it has two reportable business segments. These segments are the manufacturing segment and the retail and distribution segment. The manufacturing segment includes the Company's trailer manufacturing facilities located in Lafayette, Indiana, Ft. Madison, Iowa and Huntsville, Tennessee as well as the trailer flooring operation (Wabash Wood Products) located in Harrison, Arkansas. The retail and distribution segment includes the sale, lease and financing of new and used trailers, as well as the sale of aftermarket parts and service through its retail branch network. In addition, the retail and distribution segment includes the sale of aftermarket parts through Wabash National Parts.

OVERVIEW

         In 2000, the U.S. truck trailer industry experienced a 15% decrease to approximately 271,000 units shipped as compared to 317,000 units shipped in the record year 1999. The Company's market share in the U.S. trailer industry was approximately 24.5% in 2000, which represents a slight increase over 1999. Deteriorating economic conditions during 2000, including higher interest rates and fuel costs, negatively affected the purchasing activities of the trucking industry and as a result, the Company's backlog has decreased from $1.1 billion at December 31, 1999 to $0.7 billion at December 31, 2000.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                                     Percentage of Net Sales
                                                     Years Ended December 31,
                                                     ------------------------
                                                  2000          1999        1998
                                                  ----          ----        ----
Net sales                                        100.0%        100.0%      100.0%
Cost of sales                                     91.3(1)       90.9        92.3
                                                 -----         -----       -----

     Gross profit                                  8.7           9.1         7.7
General and administrative expense                 2.6           2.1         2.0
Selling expense                                    1.6           1.4         1.0
Restructuring charge                               2.7            --          --
                                                 -----         -----       -----
     Income from operations                        1.8           5.6         4.7
Interest expense                                  (1.5)         (0.9)       (1.1)

Accounts receivable securitization costs          (0.5)         (0.4)       (0.3)

Equity in losses of unconsolidated affiliate      (0.2)         (0.3)       (0.3)

Restructuring charge                              (0.4)           --          --
Other, net                                          --           0.4          --
                                                 -----         -----       -----

     Income (loss) before taxes                   (0.8)          4.4         3.0
Provision (benefit) for income taxes              (0.3)          1.8         1.2
                                                 -----         -----       -----

     Net income (loss)                            (0.5)%         2.6%        1.8%
                                                 =====         =====       =====


         (1) Includes a $4.5 million charge (0.3%) related to the Company's restructuring activities.

2000 Compared to 1999

         During 2000, the Company achieved net sales of $1.3 billion, which were 8.4% lower than 1999 net sales of $1.5 billion. Net income (loss) for 2000, including the impact of restructuring and other related charges, decreased to ($6.7) million as compared to $38.8 million in 1999.

Net Sales

                                                                  Years Ended December 31,
                                                                  ------------------------
                                                              2000            1999         % Change
                                                              ----            ----         --------
         Net External Sales by Segment:                         (Dollar amounts in millions)
              Manufacturing                                 $1,013.1        $1,113.9        (9.0%)
              Retail and Distribution                          319.1           340.7        (6.3%)
                                                            --------        --------        ----
         Total Net Sales                                    $1,332.2        $1,454.6        (8.4%)
                                                            ========        ========        ====

         The manufacturing segment's external net sales decreased 9.0% or $100.8 million in 2000 compared to 1999 driven primarily by a 6.9% decrease in the number of units sold, from approximately 64,100 units in 1999 to approximately 59,700 units in 2000. The average selling price per new trailer sold decreased 1.7%, from approximately $17,200 in 1999 to approximately $16,900 in 2000. The decrease in net sales during the period was primarily driven by the continued impact of a general slowing in freight tonnage, increased interest rates and continued high fuel prices within the transportation industry. As a result of these unfavorable conditions, the transportation industry continues to operate in a very difficult environment, which has caused new trailer orders to decrease. As of December 31, 2000, the Company's backlog of orders was approximately $0.7 billion, over $0.4 billion of which is related to the DuraPlate trailer.

         The retail and distribution segment's external net sales decreased 6.3% or $21.6 million in 2000 compared to 1999 driven primarily by a decrease in new and used trailer sales. New trailer sales decreased 28.1% on approximately 5,900 units sold in 1999 to approximately 4,300 units sold in 2000 and used trailer sales decreased by 11.9% in 2000 compared to 1999. The decreases in new and used trailer sales were offset somewhat by a 15.4% increase in aftermarket parts, service revenues and rental, leasing and finance revenues. The increase in aftermarket parts and service revenues was driven primarily by the reconfiguration of the retail distribution network and the creation of additional service capacity. The increase in rental, leasing and finance revenues primarily reflects the Company's strategy to expand its used trailer rental program as the number of trailers in the rental fleet increased to approximately 6,900 at December 31, 2000 compared to approximately 1,800 at December 31, 1999.

Gross Profit

                                                               Years Ended December 31,
                                                               ------------------------
                                                         2000           1999         % Change
                                                         ----           ----         --------
          Gross Profit by Segment:                          (Dollar amounts in millions)
                Manufacturing                          $  86.7        $  99.6          (13.0%)
                Retail and Distribution                   31.5           34.3           (8.2%)
                Eliminations                              (2.2)          (2.2)           0.0%
                                                      ---------      ---------       -------
          Total Gross Profit                            $116.0       $  131.7          (11.9%)
                                                        ======       ========         ======

         The Company finished 2000 with gross profit as a percent of sales of 8.7% on a consolidated basis (9.0% excluding the impact from a non-recurring charge) as compared to 9.1% in 1999. This decrease was primarily due to the manufacturing segment, as discussed below.

         The manufacturing segment's gross profit decreased by 13.0% primarily as a result of the following factors:

         -    the decrease in net sales previously discussed;

         - start-up costs related to the state-of-the-art painting and coating system at its Huntsville, Tennessee plant;

         - increased depreciation and amortization primarily related to several projects completed and placed in service during the year; and

         -    the impact of other charges related to restructuring.

         These factors were partially offset by the Company's strategy of increasing the proportion of revenues attributable to proprietary products, such as the DuraPlate trailer. These proprietary products accounted for approximately 67% of production in 2000 as compared to 59% in 1999, and have been successful in generating higher gross profits than have historically been possible with a more traditional, commodity type product mix.

         The retail and distribution segment's gross profit decreased by 8.2% primarily as a result of decreased net sales previously discussed, offset somewhat by increased sales for aftermarket parts, service revenues and rental, leasing and finance revenues which typically have higher margins as compared to the segment as a whole.

Income from Operations (before interest, taxes and other items)

                                                             Years Ended December 31,
                                                             ------------------------
                                                        2000           1999        % Change
                                                        ----           ----        --------
         Operating Income by Segment:                      (Dollar amounts in millions)
               Manufacturing                           $ 36.9        $  72.0          (48.8%)
               Retail and Distribution                  (10.9)          11.1         (198.2%)
               Eliminations                              (2.2)          (2.2)            0.0%
                                                       -------       -------        --------

         Total Operating Profit                        $ 23.8        $  80.9          (70.6%)
                                                       ======        =======        =======

         The manufacturing segment's income from operations decreased by 48.8% primarily because of a $22.8 million charge related to the Company's restructuring activities, as well as the decrease in gross profit previously discussed.

         The retail and distribution segment's income from operations decreased by $22.0 million due primarily to a $13.6 million charge related to the Company's restructuring activities and a $5.7 million increase in selling, general and administrative expenses. The increase in selling, general and administrative expenses primarily reflects increased selling expenses principally to support increased sales activity in its aftermarket parts, service and trailer rental, leasing and finance businesses.

Other Income (Expense)

         Interest expense totaled $19.7 million and $12.7 million for the years ended December 31, 2000 and 1999, respectively. The increase in interest expense primarily reflects higher interest rates coupled with the issuance of additional term debt and higher borrowings under the Company's revolving credit facility during 2000 to fund increased investing activities and working capital requirements.

         Accounts receivable securitization costs related to the Company's receivable sale and servicing agreement increased from $5.8 million in 1999 to $7.1 million in 2000 primarily as a result of higher interest rates during the year.

         Equity in losses of unconsolidated affiliate consists of the Company's interest in the losses of ETZ, a non-operating, European holding company, at a 25.1% share that represents the Company's interest acquired in November 1997. ETZ is the majority shareholder of BTZ, a European RoadRailer operating company based in Munich, Germany, which began operations in 1996. As part of its restructuring activities, during the fourth quarter of 2000, the Company recorded a $5.8 million charge to Other Income (Expense) in order to reflect its planned divestiture of this investment.

         In January 2001, in connection with its restructuring activities, the Company assumed the remaining ownership interest in ETZ from the majority shareholder. The Company intends to pursue the orderly divestiture of the ETZ during 2001 and as a result will record 100% of ETZ's operating results until the divestiture is complete. These results will be recorded as Equity in losses of unconsolidated affiliate in the Consolidated Statements of Income in 2001.

         Other, net totaled income of $0.9 million in 2000 compared to income of $6.3 million in 1999. Included in other, net for 1999 was the reversal of $3.5 million in an accrual related to the Company's favorable resolution of a tax dispute with the Internal Revenue Service. During September 2000, the Company's finance operation sold a portion of its leasing and finance portfolio to a large financial institution. Proceeds of the sale were approximately $20.8 million and resulted in a loss of approximately $0.9 million, which is reflected in Other, net in the accompanying Consolidated Statements of Income for 2000. Interest income was approximately $0.5 million and $0.8 million in 2000 and 1999, respectively.

Income Taxes

         The Company's effective tax rates were 39.0% and 40.0% of pre-tax income (loss) for 2000 and 1999, respectively, and differed from the U.S. Federal Statutory rate of 35% due primarily to state taxes.

1999 Compared to 1998

         During 1999, the Company achieved net sales of $1.5 billion, which were 12.6% higher than 1998 net sales of $1.3 billion. Net income for 1999 rose 67% to $38.8 million as compared to $23.3 million in 1998.

Net Sales

                                                              Years Ended December 31,
                                                        1999          1998            % Change
          Net External Sales by Segment:                    (Dollar amounts in millions)
                Manufacturing                        $1,113.9       $  988.2             12.7%
                Retail and Distribution                 340.7          304.1             12.0%
                                                     --------       --------          -------
          Total Net Sales                            $1,454.6       $1,292.3             12.6%
                                                     ========       ========          =======

         The manufacturing segment's external net sales rose 12.7% or $125.7 million in 1999 compared to 1998 driven primarily by a 12.7% increase in units sold, from approximately 56,900 units in 1998 to approximately 64,100 units in 1999. The average selling price per new trailer sold increased 1.2%, from approximately $17,000 in 1998 to approximately $17,200 in 1999. The increase in new trailer sales reflects the continued strong demand for the Company's DuraPlate trailer, which accounted for approximately 59% of new trailer production in 1999.

         The retail and distribution segment's external net sales rose 12.0% or $36.6 million in 1999 compared to 1998 driven primarily by an increase in new and used trailers sales. New trailer sales increased 24.4% on approximately 5,000 units sold in 1998 to approximately 5,900 units sold in 1999 and used trailer sales increased 38.2% in 1999 compared to 1998. In addition, the average price per new trailer sold increased 5.3%, from approximately $19,000 in 1998 to approximately $20,000 in 1999. The increases in new and used trailer sales were offset somewhat by an 6.7% decrease in aftermarket parts and service revenues. Rental, leasing and finance revenues in 2000 were equal to 1999. The net decrease in aftermarket parts and service revenues was driven primarily by lower sales from the Company's parts distribution center, which during 1999 continued to focus on consolidating its operations with the distribution center acquired as part of the Fruehauf asset acquisition in 1997 and the impact of the conversion and implementation of new operating software within the Company's retail and distribution network.

Gross Profit

                                                              Years Ended December 31,
                                                              ------------------------
                                                         1999          1998         % Change
                                                         ----          ----         --------
          Gross Profit by Segment:                          (Dollar amounts in millions)
                Manufacturing                           $ 99.6        $ 68.0            46.5%
                Retail and Distribution                   34.3          33.9             1.2%
                Eliminations                              (2.2)         (2.5)           12.0%
                                                        ------        ------         -------
          Total Gross Profit                            $131.7        $ 99.3            32.6%
                                                        ======        ======         =======

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

         The retail and distribution segment's gross profit remained unchanged, primarily due to the increase in net sales previously discussed offset by lower margins resulting from a higher level of sales of used trailers which have lower gross profit percentages than the segment as a whole. In addition, gross profits at the Company's parts distribution center were down in 1999 compared to 1998 due to the margin impact of the Company's consolidation of its two aftermarket parts operations and the conversion of its operating systems.

Income from Operations (before interest, taxes and other items)

                                                              Years Ended December 31,
                                                              ------------------------
                                                        1999           1998          % Change
                                                        ----           ----          --------
          Operating Income by Segment:                      (Dollar amounts in millions)
                Manufacturing                           $ 72.0        $ 48.7            47.8%
                Retail and Distribution                   11.1          14.5           (23.4%)
                Eliminations                              (2.2)         (2.5)           12.0%
                                                        ------        ------         -------
          Total Operating Income                         $80.9        $ 60.7            33.3%
                                                         =====        ======         =======

         The manufacturing segment's income from operations increased 47.8% primarily because of the increase in gross profit previously discussed. Selling, general and administrative expenses increased primarily as a result of normal operating costs generated from the continued growth in this segment.

         The retail and distribution segment's income from operations decreased by 23.4% as a result of increased selling, general and administrative expenses associated with the growth of the segment.

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

         Equity in losses of unconsolidated affiliate consists of the Company's interest in the losses of ETZ, a non-operating, European holding company, at a 25.1% share, which represents the Company's interest acquired in November 1997. ETZ is the majority shareholder of BTZ, a European RoadRailer operating company based in Munich, Germany, which began operations in 1996.

         Other, net totaled income of $6.3 million in 1999 compared to a loss of $0.3 million in 1998. On December 24, 1998, the Company received notice from the Internal Revenue Service that it intended to assess additional federal excise tax, primarily on the restoration of certain used trailers. Although the Company strongly disagreed with the IRS, it recorded a $4.6 million accrual during the fourth quarter of 1998 for this loss contingency. In December 1999, the Company favorably resolved the dispute at less than 25% of the accrued amount, or approximately $1.1 million, net of interest, of which less than $1 million was related to the restoration of used trailers. As a result of this favorable resolution, in December 1999 the Company reversed $3.5 million of the previously recorded accrual. Also included in Other, net in 1999 are gains from the sale of property, plant and equipment of approximately $0.9 million and interest income of approximately $0.8 million.

Income Taxes

         The Company's effective tax rates were 40.0% and 39.6% of pre-tax income (loss) for 1999 and 1998, respectively and differed from the U.S. Federal Statutory rate of 35% due primarily to State taxes.

LIQUIDITY AND CAPITAL RESOURCES

         As presented in the Consolidated Statements of Cash Flows, the Company's cash position decreased $18.3 million during 2000 from $22.5 million in cash and cash equivalents at December 31, 1999 to $4.2 million at December 31, 2000. This decrease was due to cash used in operating and investing activities of $83.3 million partially offset by cash provided by financing activities of $65.0 million.

Operating Activities:

         Net cash used in operating activities of $13.7 million in 2000 is primarily the result of the net loss and changes in working capital, partially offset by the add-back of non-cash charges for depreciation and amortization and restructuring and other related charges. Changes in working capital consisted primarily of increased inventory and decreased accounts payable and accrued liabilities offset by a reduction in accounts receivable. The net increase in inventory was primarily due to a higher level of used trailers taken in trade during the year, an increase in new trailer inventory within the retail branch network due to deteriorating conditions in the transportation industry, higher finished trailer inventory resulting from customers delaying taking delivery of the trailers they ordered offset partially by the manufacturing segment reducing its required raw materials inventory level. The decrease in accounts receivable was primarily the result of a favorable decrease in days sales outstanding offset somewhat by a decrease in the proceeds from the Company's trade receivable securitization facility. As of December 31, 2000, $69 million was outstanding under this facility, compared to $105 million as of December 31, 1999. Advance rates under this facility continued to decline into 2001 and, as a result, the Company will evaluate alternative financing arrangements or replacement facilities in 2001 to compensate for the lower borrowing capacity.

Investing Activities:

         Net cash used in investing activities of $69.6 million was primarily due to the following:

         - capital expenditures of $60.3 million during the year which were primarily associated with the following:

              + completion of a new, state of the art painting and coating system and plant expansion at its trailer manufacturing facility in Huntsville, Tennessee;

              +    additional composite material capacity;

              + increasing productivity within the Company's manufacturing operations in Lafayette, Indiana; and

              + on-going capital expenditures related to the Company's branch expansion strategy.

         - net investment in the Company's rental and operating lease portfolio of approximately $35.9 million;

         - net decrease in the Company's finance contract portfolio of approximately $20.7 million; and

         - proceeds from the sale and leaseback of composite material production equipment closed in the fourth quarter of 2000 for approximately $9.1 million.

         The increase in the Company's rental and operating lease portfolio primarily reflects the Company's strategy to expand its used trailer rental program and is offset somewhat by $31 million of proceeds from a new sale and leaseback facility related to the Company's trailer rental facility which closed on December 29, 2000. The proceeds were used to reduce the Company's line of credit borrowings. This new facility, to be syndicated in the first quarter of 2001 and is expected to increase the total facility size to approximately $110 million, allows for additional draws during 2001 as the trailer rental fleet continues to expand. The facility has an initial term of 18 months followed by four annual renewals and contains financial covenants substantially identical to the Company's existing credit facilities. The decrease in the Company's finance contract portfolio was primarily driven by the September 2000 sale of approximately $21.7 million of its leasing and finance portfolio previously discussed.

         The Company anticipates future capital expenditures related to the continuation of the capital projects previously discussed and other activities to be $20 to $30 million over the next 12 months. In addition, the Company has future residual guarantees or purchase options of approximately $55.8 million and $171.2 million, respectively, related to certain new and used trailer transactions. The majority of these do not come due until 2002 or after. The Company anticipates re-marketing these trailers to the current users or through the retail and distribution segment.

Financing Activities:

         Net cash provided by financing activities of $65.0 million in 2000 is primarily due to an increase in total debt of $70.4 million offset partially by the payment of common stock dividends and preferred stock dividends of $5.6 million in the aggregate.

         In connection with the aforementioned activity, the Company's total debt increased to $238.3 million at December 31, 2000 compared to $167.9 million at December 31, 1999. The Company maintains a $125 million unsecured revolving line of credit facility, of which approximately $90.2 million remains available at year end.

         On September 29, 2000, the Company entered into a $75 million Note Purchase and Private Shelf Agreement with a large financial institution. Under this agreement, the Company initially issued $50 million of unsecured senior notes, $25 million of which are due September 29, 2005 with the remaining $25 million due September 29, 2007. These Series I Senior Notes bear interest at 8.04% with interest payments due semi-annually in March and September and contain financial covenants substantially identical to the Company's existing senior notes. The proceeds were used to repay the amount outstanding under the Company's 364-day Credit Facility. The uncommitted Private Shelf Agreement expires on September 29, 2003 and provides for the possible issuance of additional senior notes up to an aggregate amount of $25 million.

         On June 22, 2000, the Company entered into a new, unsecured 364-day Credit Facility, which permits the Company to borrow up to $70 million. Under this facility, the Company has a right to borrow until June 21, 2001, at which time the principal amount then outstanding will be due and payable. At December 31, 2000, the Company had no borrowings against this facility.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities which was subsequently amended by SFAS 137 and SFAS 138. These statements require that all derivative instruments be recorded on the balance sheet at their fair value. This standard is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. The adoption of SFAS 133 did not have an effect on the Company's annual results of operations or its financial position.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         In addition to the risks inherent in its operations, the Company has exposure to financial and market risk resulting from volatility in commodity prices, interest rates and foreign exchange rates. The following discussion provides additional detail regarding the Company's exposure to these risks.

    a.   Commodity Price Risks

         The Company is exposed to fluctuation in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and virgin plastic pellets. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. The Company manages aluminum and virgin plastic pellets price changes by entering into fixed price contracts with its suppliers prior to a customer sales order being finalized. Because the Company typically does not set prices for its products in advance of its commodity purchases, it can take into account the cost of the commodity in setting its prices for each order. To the extent that the Company is unable to offset the increased commodity costs in its product prices, the Company's results would be materially and adversely affected.

    b.   Interest Rates

         As of December 31, 2000, the Company had approximately $20 million of London Interbank Rate (LIBOR) based debt outstanding under its Revolving Credit Facility, $31 million of proceeds from its rental fleet sale and leaseback agreement which calls for LIBOR based interest payments and $69 million of proceeds from its accounts receivable securitization facility, which also requires LIBOR based interest payments. A hypothetical 100 basis-point increase in the floating interest rate from the current level would correspond to a $1.2 million increase in interest expense over a one-year period. This sensitivity analysis does not account for the change in the Company's competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

    c.   Foreign Exchange Rates

         The Company has historically entered into foreign currency forward contracts (principally against the German Deutschemark and French Franc) to hedge the net receivable/payable position arising from trade sales (including lease revenues) and purchases with regard to the Company's international activities. The Company does not hold or issue derivative financial instruments for speculative purposes. As of December 31, 2000, the Company had no foreign currency forward contracts outstanding.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                PAGES
                                                                                                -----

Report of Independent Public Accountants......................................................     25

Consolidated Balance Sheets as of December 31, 2000 and 1999..................................     26

Consolidated Statements of Income for the years ended December 31, 2000, 1999 and
     1998.....................................................................................     27

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000,
     1999 and 1998............................................................................     28

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and
     1998.....................................................................................     29

Notes to Consolidated Financial Statements....................................................     30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
    Wabash National Corporation:

         We have audited the accompanying consolidated balance sheets of WABASH NATIONAL CORPORATION (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wabash National Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.




                                                     ARTHUR ANDERSEN LLP


Indianapolis, Indiana,
February 6, 2001.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                          December 31,
                                                                      -------------------
                                     ASSETS                           2000           1999
                                     ------                           ----           ----
CURRENT ASSETS:
       Cash and cash equivalents.................................. $   4,194       $  22,484
       Accounts receivable, net...................................    49,320         111,567
       Current portion of finance contracts.......................    11,544           8,423
       Inventories................................................   330,326         269,581
       Prepaid expenses and other.................................    24,030          16,962
                                                                   ---------       ---------

               Total current assets...............................   419,414         429,017
                                                                   ---------       ---------

PROPERTY, PLANT AND EQUIPMENT, net................................   216,901         186,430
                                                                   ---------       ---------

EQUIPMENT LEASED TO OTHERS, net...................................    52,001          50,364
                                                                   ---------       ---------

FINANCE CONTRACTS, net of current portion.........................    44,906          71,839
                                                                   ---------       ---------

INTANGIBLE ASSETS, net............................................    31,123          32,669
                                                                   ---------       ---------

OTHER ASSETS......................................................    17,269          20,972
                                                                   ---------       ---------

                                                                   $ 781,614       $ 791,291
                                                                   =========       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current maturities of long-term debt....................... $  12,134       $   3,514
       Accounts payable...........................................    94,118         145,568
       Accrued liabilities........................................    42,440          51,184
                                                                   ---------       ---------

               Total current liabilities..........................   148,692         200,266
                                                                   ---------       ---------

LONG-TERM DEBT, net of current maturities.........................   226,126         164,367
                                                                   ---------       ---------

DEFERRED INCOME TAXES.............................................    23,644          30,640
                                                                   ---------       ---------

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES....................    15,919          16,653
                                                                   ---------       ---------

STOCKHOLDERS' EQUITY:
       Preferred stock, 482,041 shares issued and outstanding
       with an aggregate liquidation value of $30,600.............         5               5
       Common stock, 23,002,490 and 22,985,186 shares issued
           and outstanding, respectively..........................       230             230
       Additional paid-in capital.................................   236,660         236,474
       Retained earnings..........................................   131,617         143,935
       Treasury stock at cost, 59,600 common shares...............    (1,279)         (1,279)
                                                                   ---------       ---------
               Total stockholders' equity.........................   367,233         379,365
                                                                   ---------       ---------

                                                                   $ 781,614       $ 791,291
                                                                   =========       =========


The accompanying notes are an integral part of these Consolidated Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                     Years Ended December 31,
                                                         -----------------------------------------------
                                                             2000              1999              1998
                                                         -----------       -----------       -----------
NET SALES............................................... $ 1,332,172       $ 1,454,570       $ 1,292,259
COST OF SALES...........................................   1,216,205         1,322,852         1,192,968
                                                         -----------       -----------       -----------

           Gross profit.................................     115,967           131,718            99,291

GENERAL AND ADMINISTRATIVE EXPENSES.....................      34,354            30,396            25,780
SELLING EXPENSES........................................      21,520            20,400            12,846
RESTRUCTURING CHARGE....................................      36,338                --                --
                                                         -----------       -----------       -----------
           Income from operations.......................      23,755            80,922            60,665

OTHER INCOME (EXPENSE):
       Interest expense.................................     (19,740)          (12,695)          (14,843)
       Accounts receivable securitization costs.........      (7,060)           (5,804)           (3,966)
       Equity in losses of unconsolidated affiliate.....      (3,050)           (4,000)           (3,100)
       Restructuring charge.............................      (5,832)               --                --
       Other, net.......................................         877             6,310              (259)
                                                         -----------       -----------       -----------

           Income (loss) before income taxes............     (11,050)           64,733            38,497

PROVISION (BENEFIT) FOR INCOME TAXES....................      (4,314)           25,891            15,226
                                                         -----------       -----------       -----------

           Net income (loss)............................ $    (6,736)      $    38,842       $    23,271

PREFERRED STOCK DIVIDENDS...............................       1,903             2,098             1,391
                                                         -----------       -----------       -----------

NET INCOME (LOSS) AVAILABLE TO COMMON
        STOCKHOLDERS.................................... $    (8,639)      $    36,744       $    21,880
                                                         ===========       ===========       ===========

EARNINGS (LOSS) PER SHARE:

        Basic........................................... $     (0.38)      $      1.60       $      1.00
                                                         ===========       ===========       ===========

        Diluted......................................... $     (0.38)      $      1.59       $      0.99
                                                         ===========       ===========       ===========



The accompanying notes are an integral part of these Consolidated Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                     Additional
                                          Preferred Stock         Common Stock        Paid-In     Retained    Treasury
                                       Shares        Amount     Shares      Amount    Capital     Earnings      Stock       Total
                                       -------      -------   ----------    ------   ---------   ---------    ---------   ---------
BALANCES, December 31, 1997........... 352,000      $     4   19,954,874    $  200   $ 135,611   $  91,980    $ (1,279)   $ 226,516

 Net income for the year..............      --           --           --        --          --      23,271          --       23,271
 Cash dividends declared:
   Common stock ($0.1425 per share)...      --           --           --        --          --      (3,167)         --       (3,167)
                                                                                                                          .........
   Preferred stock....................      --           --           --        --          --      (1,391)         --       (1,391)
 Issuance of common stock,
   net of expenses....................      --           --    3,000,000        30      87,256          --          --       87,286
 Common stock issued under:
   Employee stock purchase plan.......      --           --        4,896        --         110          --          --          110
   Employee stock bonus plan..........      --           --        3,900        --         120          --          --          120
   Stock option plan..................      --           --        1,420        --          27          --          --           27
 Preferred stock issued for
  acquisition......................... 130,041            1           --        --      13,003          --          --       13,004
                                       -------      -------   ----------    ------   ---------   ---------    --------    ---------

BALANCES, December 31, 1998........... 482,041      $     5   22,965,090    $  230   $ 236,127   $ 110,693    $ (1,279)   $ 345,776

 Net income for the year..............      --           --           --        --          --      38,842          --       38,842
 Cash dividends declared:
   Common stock ($0.1525 per share)...      --           --           --        --          --      (3,502)         --       (3,502)
   Preferred stock....................      --           --           --        --          --      (2,098)         --       (2,098)
 Common stock issued under:
   Employee stock purchase plan.......      --           --       10,556        --         177          --          --          177
   Employee stock bonus plan..........      --           --        4,400        --          79          --          --           79
   Stock option plan..................      --           --        5,140        --          91          --          --           91
                                       -------      -------   ----------    ------   ---------   ---------    --------    ---------
BALANCES, December 31, 1999........... 482,041      $     5   22,985,186    $  230   $ 236,474   $ 143,935    $ (1,279)   $ 379,365

 Net loss for the year................      --           --           --        --          --      (6,736)         --       (6,736)
 Cash dividends declared:
   Common stock ($0.16 per share).....      --           --           --        --          --      (3,679)         --       (3,679)
   Preferred stock....................      --           --           --        --          --      (1,903)         --       (1,903)
 Common stock issued under:
   Employee stock purchase plan.......      --           --       15,544        --         158          --          --          158
   Employee stock bonus plan..........      --           --        1,760        --          28          --          --           28
                                       -------      -------   ----------    ------   ---------   ---------    --------    ---------
BALANCES, December 31, 2000........... 482,041      $     5   23,002,490    $  230   $ 236,660   $ 131,617    $ (1,279)   $ 367,233
                                       =======      =======   ==========    ======   =========   =========    ========    =========


The accompanying notes are an integral part of these Consolidated Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                 Years Ended December 31,
                                                                                          ------------------------------------
                                                                                          2000            1999            1998
                                                                                          ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)...................................................................  $  (6,736)      $  38,842       $  23,271
 Adjustments to reconcile net income to net cash provided by (used in) operating activities
  Depreciation and amortization......................................................     30,051          21,773          18,405
  Net (gain) loss on the sale of assets..............................................      1,474            (864)         (2,077)
  Provision for losses on accounts receivable........................................      4,088           2,829             772
  Deferred income taxes..............................................................     (8,906)         (6,947)          6,388
  Equity in losses of unconsolidated affiliate.......................................      3,050           4,000           3,100
  Restructuring and other related charges............................................     46,650              --              --
  Change in operating assets and liabilities, excluding effects of the acquisitions
      Accounts receivable............................................................     52,709         (18,810)         72,557
      Inventories....................................................................    (64,879)        (37,573)          2,379
      Prepaid expenses and other.....................................................       (184)          8,607          (5,842)
      Accounts payable and accrued liabilities.......................................    (69,880)         55,537           6,041
      Other, net.....................................................................     (1,106)         (3,924)         (1,911)
                                                                                         -------          ------         -------
          Net cash provided by (used in) operating activities........................    (13,669)         63,470         123,083
                                                                                         -------          ------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures................................................................    (60,342)        (68,119)        (31,006)
 Net additions to equipment leased to others.........................................    (69,553)        (11,828)        (15,288)
 Net additions to finance contracts..................................................    (19,400)        (28,762)        (30,056)
 Investment in unconsolidated affiliate..............................................     (3,706)         (3,580)         (2,866)
 Acquisitions, net of cash acquired..................................................         --         (12,413)         (9,515)
 Proceeds from sale of leased equipment and finance contracts........................     60,845          12,927          12,357
 Principal payments received on finance contracts....................................     12,914          10,246           7,920
 Proceeds from the sale of property, plant and equipment.............................      9,638           7,236           4,084
                                                                                         -------          ------         -------
  Net cash used in investing activities..............................................    (69,604)        (94,293)        (64,370)
                                                                                         -------          ------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
  Long-term revolver.................................................................    512,300         244,200         276,600
  Long-term debt.....................................................................     62,500              --              --
  Common stock, net of expenses......................................................        186             347          87,543
Payments:
  Long-term revolver.................................................................   (500,299)       (242,200)       (336,600)
  Long-term debt.....................................................................     (4,122)        (10,651)        (29,420)
  Common stock dividends.............................................................     (3,679)         (3,446)         (3,004)
  Preferred dividends................................................................     (1,903)         (2,065)         (1,357)
                                                                                         -------          ------         -------
      Net cash provided by (used in) financing activities............................     64,983         (13,815)         (6,238)
                                                                                         -------          ------         -------
NET (DECREASE) INCREASE IN CASH......................................................    (18,290)        (44,638)         52,475
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD.............................     22,484          67,122          14,647
                                                                                         -------          ------         -------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD...................................  $   4,194       $  22,484       $  67,122
                                                                                       =========       =========       =========


The accompanying notes are an integral part of these Consolidated Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       DESCRIPTION OF THE BUSINESS

         Wabash National Corporation (the Company) designs, manufactures and markets standard and customized truck trailers under the Wabash National and Fruehauf trademarks. The Company produces and sells aftermarket parts through its division, Wabash National Parts, and its wholly-owned subsidiary, Fruehauf Trailer Services, Inc. (FTSI). In addition to its aftermarket parts sales and service revenues, FTSI sells new and used trailers through its retail network. The Company's other significant wholly-owned subsidiaries include Apex Trailer Leasing and Rentals, L.P. and National Trailer Funding (the Finance Companies) and Cloud Corporation (Wabash Wood Products). The Finance Companies provide rental, leasing and finance programs to their customers for new and used trailers through the retail and distribution segment. Wabash Wood Products manufactures hardwood flooring primarily for the Company's manufacturing segment.

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

    d.   Allowance for Doubtful Accounts

         Accounts receivable as shown in the accompanying Consolidated Balance Sheets are net of allowance for doubtful accounts of $3.7 million, $2.9 million and $2.3 million at December 31, 2000, 1999 and 1998, respectively. The activity in the allowance for doubtful accounts includes (i) provision for losses on accounts receivable of $4.1 million, $2.8 million and $0.8 million; (ii) net accounts written-off of $3.3 million, $2.5 million, and $0.2 million; and (iii) reserves recorded in connection with the acquisition of the Apex Group of $0, $0.3 million, and $0 during 2000, 1999 and 1998, respectively.

    e.   Inventories

         Inventories are primarily priced at the lower of first-in, first-out
(FIFO) cost or market. Inventory costs include raw material, labor and overhead costs for manufactured inventories. Used trailers are carried at the lower of their estimated net realizable value or cost. Inventories consist of the following (in thousands):

                                        December 31,
                                        ------------
                                    2000          1999
                                    ----          ----
Raw materials and components      $ 84,167      $105,476
Work in progress                    18,765        11,215
Finished goods                      93,332        49,906
Aftermarket parts                   33,566        37,894
Used trailers                      100,496        65,090
                                  --------      --------
                                  $330,326      $269,581
                                  ========      ========

    f.   Property, Plant and Equipment

         Property, plant and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the depreciable assets. Estimated useful lives are thirty-three and one-third years for buildings and building improvements and range from three to ten years for machinery and equipment. Maintenance and repairs are charged to expense as incurred. Property, plant and equipment consist of the following (in thousands):

                                             December 31,
                                         2000            1999
Land                                  $  29,314       $  28,190
Buildings and improvements              109,596          81,585
Machinery and equipment                 123,989          93,861
Construction in progress                 18,587          31,477
                                      ---------       ---------
                                        281,486         235,113
Less -- Accumulated depreciation        (64,585)        (48,683)
                                      ---------       ---------
                                      $ 216,901       $ 186,430
                                      =========       =========

    g.   Impairment

         Long-lived assets, including property, plant and equipment, identifiable intangibles and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this process concludes that the carrying value of a long-lived asset is not recoverable, then a write-down of the asset would be recorded as a charge to operations.

    h.   Intangible Assets

         Intangible assets, net of accumulated amortization of $12.2 million and $9.7 million at December 31, 2000 and December 31, 1999, respectively, relate primarily to goodwill and other intangible assets associated with recent acquisitions (See Footnote 6 for further discussion) and RoadRailer acquisition costs. These amounts are being amortized on a straight-line basis over periods ranging from five to forty years.

    i.   Capitalized Software

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

    j.   Fair Values of Financial Instruments

         Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information for certain financial instruments. The differences between the carrying amounts and the estimated fair values, using the methods and assumptions listed below, of the Company's financial instruments at December 31, 2000 and 1999 were immaterial.

         Cash and Cash Equivalents, Accounts Receivable and Accounts Payable. The carrying amounts reported in the Consolidated Balance Sheets approximate fair value.

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

         Foreign Exchange Contracts. The Company occasionally enters into foreign currency forward contracts to hedge the net receivable/payable position arising from trade sales (including lease revenues) and purchases related to the Company's international activities. Gains and losses related to qualifying hedges are deferred and included in the measurement of the related transaction, when the hedged transaction occurs. As of December 31, 2000 and 1999, the Company had deferred net gains of approximately $0 and $1.2 million, respectively. The Company does not hold or issue derivative financial instruments for speculative purposes. The fair values of foreign currency contracts (used for hedging purposes) are estimated by obtaining quotes. As of December 31, 2000 and 1999, the Company had approximately $0 and $4.4 million in foreign currency contracts, respectively, which approximate their fair values at those dates.

         As part of the Company's 2000 restructuring initiative the Company recognized its remaining net hedge gains as part of its restructuring charge. In addition, all foreign currency contracts were terminated as of December 31, 2000.

    k.   Revenue Recognition

         The Company recognizes revenue from the sale of trailers and aftermarket parts when risk of ownership is transferred to the customer. Customers that have requested to pick up their trailers are invoiced prior to taking physical possession when the customer has made a fixed commitment to purchase the trailers, the trailers have been completed and are available for pickup or delivery, the customer has requested in writing that the Company hold the trailers until the customer determines the most economical means of taking possession and the customer takes possession of the trailers within a specified time period. In such cases, the trailers, which have been produced to the customer specifications, are invoiced under the Company's normal billing and credit terms.

         In addition, the Company recognizes revenue for direct finance leases based upon a constant rate of return while revenue is recognized for operating leases on a straight-line basis in an amount equal to the invoiced rentals.

         The Company had one customer that represented 11.4% of its net sales in 2000, while no other customer exceeded 10% of its net sales in 2000, 1999 and 1998. The Company's net sales in the aggregate to its five largest customers were 30.5%, 22.2% and 18.3% of its sales in 2000, 1999 and 1998, respectively.

    l.   Income Taxes

         The Company recognizes income taxes under the liability method of accounting for income taxes. The liability method measures the expected tax impact of future taxable income or deductions resulting from differences in the tax and financial reporting bases of assets and liabilities reflected in the Consolidated Balance Sheets.

    m.   Research and Development

         Research and development expenses are charged to earnings as incurred and approximated $2.4 million, $1.5 million and $1.8 million in 2000, 1999 and 1998, respectively. During 2000, the Company incurred research and development expenses related to the development of its proprietary anti-lock braking and trailer electronics systems.

    n.   Reclassifications

         Certain items previously reported in specific consolidated financial statement captions have been reclassified to conform to the 2000 presentation.

    o.   New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities which was subsequently amended by SFAS 137 and SFAS 138. These statements require that all derivative instruments be recorded on the balance sheet at their fair value. This standard is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. The adoption of SFAS 133 did not have an effect on the Company's annual results of operations or its financial position.

3.       RESTRUCTURING AND OTHER RELATED CHARGES

         In December 2000, the Company recorded restructuring and other related charges totaling $46.6 million ($28.5 million, net of tax) primarily related to the Company's exit from manufacturing products for export outside the North American market, international leasing and financing activities and the consolidation of certain domestic operations. Included in this total is $40.8 million that has been included as a component in computing income from operations. Specifically, $19.1 million of this amount represents the impairment of certain equipment subject to leases with the Company's international customers, $8.6 million represents losses recognized for various financial guarantees related to international financing activities, and $6.9 million was recorded for the write-down of other assets as well as charges associated with the consolidation of certain domestic operations including severance of $0.2 million. Also included in the $40.8 million is a $4.5 million charge for inventory write-downs related to the restructuring actions which is included in cost of sales. The Company has recorded $5.8 million as a restructuring charge in Other Income (Expense) representing the write-off of the Company's remaining equity interest in ETZ for a decline in fair value that is deemed to be other than temporary.

         The total impairment charge recognized by the Company as a result of its restructuring activities was $26.7 million. This amount was computed in accordance with the provisions of SFAS 121. The estimated fair value of the impaired assets totaled $3.4 million and was determined by management based upon economic conditions and potential alternative uses and markets for the equipment. These assets are held for sale and are classified in prepaid expenses and other in the accompanying Consolidated Balance Sheets. Depreciation has been discontinued on these assets pending their disposal. In addition, upon the ultimate divestiture of the Company's ownership in ETZ, expected to occur in 2001, the Company will no longer record equity in losses of unconsolidated affiliate which amounted to $3.1 million, $4.0 million and $3.1 million in 2000, 1999 and 1998, respectively.

         The cash and non-cash elements of the restructuring charge were approximately $11.9 million and $34.7 million, respectively. Details of the restructuring charges are as follows (in thousands):

                                                     Original              UTILIZED          Balance
                                                     Provision       Cash       Non-Cash     12/31/00
                                                     ---------       ----       --------     --------
Restructuring of majority-owned operations:
    Impairment of long-term assets                    $20,819      $    --      $20,819      $    --
    Loss related to equipment guarantees                8,592           --           --        8,592
    Write-down of other assets and other charges        6,927           --        4,187        2,740
                                                      -------      -------      -------      -------
                                                      $36,338      $    --      $25,006      $11,332
                                                      -------      -------      -------      -------

Restructuring of minority interest operations:
    Impairment of long-term assets                    $ 5,832      $    --      $ 5,832      $    --
                                                      -------      -------      -------      -------

Inventory write-down                                  $ 4,480      $    --      $ 3,897      $   583
                                                      -------      -------      -------      -------

Total restructuring and other related charges         $46,650      $    --      $34,735      $11,915
                                                      =======      =======      =======      =======

         As of December 31, 2000, the $11.9 million restructuring reserve is included in accrued liabilities in the accompanying Consolidated Balance Sheets. The Company anticipates completion of its restructuring activities during 2001.

4.       EARNINGS (LOSS) PER SHARE

         Earnings (loss) per share (EPS) are computed in accordance with SFAS No. 128, Earnings per Share. A reconciliation of the numerators and denominators of the basic and diluted EPS computations, as required by SFAS No. 128, is presented below. Stock options were not included in the computation of diluted EPS for 2000 and the convertible preferred stock was not included in the computation of diluted EPS for 2000 and 1998 since the inclusion would have resulted in an antidilutive effect (in thousands except per share amounts):

                                      Net Income (Loss)   Weighted
                                         Available to      Average     Earnings (Loss)
                                           Common          Shares        Per Share
2000
Basic                                     $ (8,639)        22,990      $     (0.38)
Options                                         --             --
Preferred Stock                                 --             --
                                          --------         ------      -----------
Diluted                                   $ (8,639)        22,990      $     (0.38)
                                          ========         ======      ===========

1999
Basic                                     $ 36,744         22,973      $      1.60
Options                                         --             30
Preferred Stock (Series B only)              1,151            823
                                          --------         ------      -----------
Diluted                                   $ 37,895         23,826      $      1.59
                                          ========         ======      ===========

1998
Basic                                     $ 21,880         21,990      $      1.00
Options                                         --             85
Preferred Stock                                 --             --
                                          --------         ------      -----------
Diluted                                   $ 21,880         22,075      $      0.99
                                          ========         ======      ===========

5.       SEGMENT REPORTING

         Under the provisions of SFAS No. 131, the Company has two reportable segments: manufacturing and retail and distribution. The manufacturing segment produces trailers and sells new trailers to customers who purchase trailers direct or through independent dealers and also produces trailers for the retail and distribution segment. The retail and distribution segment includes the sale, leasing and financing of new and used trailers, as well as the sale of aftermarket parts and service through its retail branch network. In addition, the retail and distribution segment includes the sale of aftermarket parts through Wabash National Parts. In December 2000, the Company combined its rental, leasing and finance activities into a separate product line within the retail and distribution segment. As a result, the 1999 and 1998 presentations have been restated to conform to the 2000 presentation.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company evaluates segment performance based on income from operations. The Company has not allocated certain corporate related charges such as administrative costs, interest expense and income taxes from the manufacturing segment to the Company's other reportable segments. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows (in thousands):

                                                            Retail and         Combined                          Consolidated
                                         Manufacturing     Distribution        Segments        Eliminations          Totals
                                         -------------     ------------        --------        ------------          ------
2000
-----------
Revenues
    External customers                    $ 1,013,108       $   319,064       $ 1,332,172       $        --       $ 1,332,172
    Intersegment sales                         83,796             1,141            84,937           (84,937)               --
                                          -----------       -----------       -----------       -----------       -----------
Total Revenues                            $ 1,096,904       $   320,205       $ 1,417,109       $   (84,937)      $ 1,332,172
                                          ===========       ===========       ===========       ===========       ===========

Depreciation & amortization                    16,390            13,661            30,051                --            30,051
Restructuring charge from operations           22,771            13,567            36,338                --            36,338
Income (loss) from operations                  36,897           (10,926)           25,971            (2,216)           23,755
Interest income                                   340               174               514                --               514
Interest expense                               18,632             1,108            19,740                --            19,740
Equity in losses of unconsolidated
affiliate                                       3,050                --             3,050                --             3,050
Restructuring charge included in
other                                           5,832                --             5,832                --             5,832
Income tax benefit                             (4,314)               --            (4,314)               --            (4,314)
Investment in unconsolidated affiliate             --                --                --                --                --
Capital additions                              48,712            11,630            60,342                --            60,342
Assets                                        846,740           407,915         1,254,655          (473,041)          781,614

1999
-----------
Revenues
    External customers                    $ 1,113,872       $   340,698       $ 1,454,570       $        --       $ 1,454,570
    Intersegment sales                         92,537               640            93,177           (93,177)               --
                                          -----------       -----------       -----------       -----------       -----------
Total Revenues                            $ 1,206,409       $   341,338       $ 1,547,747       $   (93,177)      $ 1,454,570
                                          ===========       ===========       ===========       ===========       ===========

Depreciation & amortization                    13,332             8,441            21,773                --            21,773
Restructuring charge from operations               --                --                --                --                --
Income from operations                         71,976            11,127            83,103            (2,181)           80,922
Interest income                                   820                --               820                --               820
Interest expense                               12,163               532            12,695                --            12,695
Equity in losses of unconsolidated
affiliate                                       4,000                --             4,000                --             4,000
Restructuring charge included in
other                                              --                --                --                --                --
Income tax expense                             25,891                --            25,891                --            25,891
Investment in unconsolidated affiliate          5,176                --             5,176                --             5,176
Capital additions                              54,945            13,174            68,119                --            68,119
Assets                                        768,017           355,890         1,123,907          (332,616)          791,291

1998
-----------
Revenues
    External customers                    $   988,128       $   304,131       $ 1,292,259       $        --       $ 1,292,259
    Intersegment sales                         97,986                --            97,986           (97,986)               --
                                          -----------       -----------       -----------       -----------       -----------
Total Revenues                            $ 1,086,114       $   304,131       $ 1,390,245       $   (97,986)      $ 1,292,259
                                          ===========       ===========       ===========       ===========       ===========

Depreciation & amortization                    11,324             7,081            18,405                --            18,405
Restructuring charge from operations               --                --                --                --                --
Income from operations                         48,731            14,457            63,188            (2,523)           60,665
Interest income                                   981                --               981                --               981
Interest expense                               13,540             1,303            14,843                --            14,843
Equity in losses of unconsolidated
affiliate                                       3,100                --             3,100                --             3,100
Restructuring charge included in
other                                              --                --                --                --                --
Income tax expense                             15,226                --            15,226                --            15,226
Investment in unconsolidated affiliate          5,595                --             5,595                --             5,595
Capital additions                              23,435             7,571            31,006                --            31,006
Assets                                        682,822           270,412           953,234          (248,748)          704,486

         The Company's international sales accounted for approximately 3.1% of consolidated net sales during 2000 and 2.0% of net sales in 1999 and 1998. During 2000, as part of the restructuring charges, all assets attributable to international operations were written down to their estimated recovery values and these charges are included in income from operations in the accompanying Consolidated Statements of Income. These assets accounted for less than 5% of consolidated assets for 2000, 1999 and 1998.

6.       ACQUISITIONS

         On December 1, 1999, the Company acquired Apex Trailer Service, Inc., Apex Trailer and Truck Equipment Sales, Inc. and Apex Rentals, Inc. (the Apex Group) in a stock purchase agreement (the Apex Acquisition). For financial statement purposes, the Apex Acquisition was accounted for as a purchase, and accordingly, the Apex Group's assets and liabilities were recorded at fair value and the operating results are included in the consolidated financial statements since the date of acquisition. The Apex Group has four branch locations. These branches sell new and used trailers, aftermarket parts and provide service work. The aggregate consideration for this transaction included approximately $12.4 million in cash and the assumption of $11.3 million in liabilities. Included in the $11.3 million of assumed liabilities was $8.2 million of debt, of which the Company retired $6.8 million immediately following the acquisition using cash from operations. The excess of the purchase price over the underlying assets acquired was approximately $1.8 million.

         On July 14, 1998, the Company acquired Cloud Corporation and Cloud Oak Flooring Company, Inc. (the Cloud Acquisition) manufacturers of laminated hardwood floors for the truck body and trailer industry in a merger and stock purchase, respectively. For financial statement purposes, the Cloud Acquisition was accounted for as a purchase, and accordingly, Cloud's assets and liabilities were recorded at fair value and the operating results are included in the consolidated financial statements since the date of acquisition. The aggregate consideration for this transaction included approximately $9.5 million in cash, $13.0 million in convertible preferred stock and the assumption of $33.8 million in liabilities. Included in the $33.8 million of assumed liabilities was $18.8 million of debt, which the Company paid off immediately following the acquisition using cash from operations. The excess of the purchase price over the underlying assets acquired was approximately $20.3 million.

7.       INVESTMENT IN UNCONSOLIDATED AFFILIATE

         On November 4, 1997, the Company purchased a 25.1% equity interest in Europaische Trailerzug Beteiligungsgessellschaft mbH (ETZ). ETZ is the majority shareholder of Bayersriche Trailerzug Gesellschaft fur Bimodalen Guterverkehr mbH (BTZ), a European RoadRailer operation based in Munich, Germany, which began operations in 1996 and has incurred operating losses since inception. The Company paid approximately $6.2 million for its ownership interest in ETZ during 1997 and made additional capital contributions of $3.7 million, $3.6 million and $2.9 million during 2000, 1999 and 1998, respectively. During 2000, 1999 and 1998, the Company recorded approximately $3.1 million, $4.0 million and $3.1 million, respectively, for its share of ETZ losses and the amortization of the premiums. Such amounts are recorded as Equity in losses of unconsolidated affiliate on the accompanying Consolidated Statements of Income.

         In January 2001, in connection with its restructuring activities, the Company assumed the remaining ownership interest in ETZ from the majority shareholder. The Company intends to pursue the orderly divestiture of the ETZ during 2001 and as a result will record 100% of ETZ's operating results until the divestiture is complete. These results will be recorded as Equity in losses of unconsolidated affiliate in the Consolidated Statements of Income in 2001. Although the Company has elected to discontinue manufacturing products for export outside of North America and the related international financing activities, the Company will continue to pursue opportunities in international markets to license and market its proprietary RoadRailer bimodal technology.

         Summarized financial information for ETZ is as follows (in millions):

                                                             December 31,
                                                   --------------------------------
                                                   2000          1999          1998
                                                   ----          ----          ----
Condensed Statement of Operations:
  Net sales                                      $  18.9       $  14.2       $  11.5
  Gross profit                                      (8.9)        (11.3)         (7.0)
  Net earnings (loss)                              (12.6)        (17.6)        (12.4)
     Wabash National's share                        (3.2)         (4.4)         (3.1)

Condensed Statement of Financial Condition:
  Current assets                                 $   4.7       $   6.1       $   5.3
  Non-current assets                                 3.4           3.2           3.8
  Current liabilities                                5.5           7.2           5.9
  Non-current liabilities                            1.4           2.3           2.8
  Net assets                                         1.1          (0.2)          0.4
     Wabash National's share                         0.3           0.0           0.1

8.       ACCOUNTS RECEIVABLE SECURITIZATION

         On March 31, 1998, the Company replaced its existing $40.0 million receivable sale and servicing agreement with a new three-year trade receivable securitization facility. The new facility allows the Company to sell, without recourse on an ongoing basis, all of their accounts receivable to Wabash Funding Corporation (Funding Corp). Simultaneously, the Funding Corp. has sold and, subject to certain conditions, may from time to time sell an undivided interest in those receivables to a large financial institution. The Funding Corp. is a qualifying special purpose entity under the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As of December 31, 2000 and 1999, $69.4 million and $105.0 million, respectively, in proceeds have been received under the facility. Amounts reflected as accounts receivable in the accompanying Consolidated Balance Sheets as of December 31, 2000 and 1999 represent receivables sold to the Funding Corp. in excess of proceeds received.

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

9.       LEASES

         a.       Equipment Leased to Others

         The Finance Companies have leased equipment to others under operating leases, whereby revenue is recognized as lease payments are due from the customers and the related costs are amortized over the equipment life. Equipment leased to others is depreciated over the estimated useful life of the equipment, not to exceed 15 years and a 20% residual value, or in some cases, a depreciable life equal to the term of the lease and a residual value equal to the estimated market value at lease termination. Depreciation expense on equipment leased to others was $10.9 million, $7.5 million and $6.4 million during 2000, 1999 and 1998, respectively. Accumulated depreciation of equipment leased to others is $11.4 million and $9.3 million at December 31, 2000 and 1999, respectively. Future minimum lease payments to be received from these noncancellable operating leases at December 31, 2000 are as follows (in thousands):

                Amounts
                -------
2001            $3,724
2002             1,808
2003             1,362
2004               914
2005               689
Thereafter         589
                ------
                $9,086
                ======

         Additionally, the Company has equipment available for short-term cancelable operating leases. The net amount included in equipment leased to others under this type of arrangement totaled $32.1 million and $16.2 million at December 31, 2000 and 1999, respectively.

         b.       Finance Contracts

         The Finance Companies provide finance contracts for the sale of trailer equipment to certain of its customers. The financing is principally structured in the form of finance leases, typically for a five-year term. During 2000, the Company sold approximately $27.1 million of its finance contracts portfolio. Included in this amount is $21.7 million in contracts in which the Company had a 20% participation arrangement with a major finance company. Finance contracts, as shown on the accompanying Consolidated Balance Sheets, are as follows (in thousands):

                                     DECEMBER 31,
                                     ------------
                                 2000           1999
                                 ----           ----
Lease payments receivable      $ 53,351       $ 72,004
Estimated residual value         11,041         16,622
                               --------       --------
                                 64,392         88,626

Unearned finance charges        (13,666)       (17,218)
                               --------       --------
                                 50,726         71,408
Other, net                        5,724          8,854
                               --------       --------
                                 56,450         80,262
Less: current portion           (11,544)        (8,423)
                               --------       --------
                               $ 44,906       $ 71,839
                               ========       ========

         Other, net. Other, net includes equipment subject to capital lease that is awaiting customer pick-up. The net amounts under such arrangements totaled $2.3 million and $2.9 million at December 31, 2000 and 1999, respectively. In addition, Other, net also includes the sale of certain finance contracts with full recourse provisions. As a result of the recourse provision, the Finance Companies have reflected an asset and offsetting liability totaling $3.4 million and $6.0 million at December 31, 2000 and December 31, 1999, respectively, in the Company's Consolidated Balance Sheets as a Finance Contract and Other Non-Current Liabilities and Contingencies. The future minimum lease payments to be received from finance contracts as of December 31, 2000 are as follows (in thousands):

                Amounts
                -------
2001            $13,035
2002             11,658
2003              9,861
2004              7,082
2005              4,911
Thereafter        6,804
                -------
                $53,351
                =======

         c.       Off-Balance Sheet Financing

         In certain situations, the Finance Companies have sold equipment leased to others to independent financial institutions and simultaneously leased the equipment back under operating leases with some of these containing end-of-term residual value guarantees. These end-of-term residual guarantees totaled $18.3 million and $19.4 million as of December 31, 2000 and 1999, respectively. Rental payments made by the Finance Companies under these types of transactions totaled $9.1 million, $9.1 million and $8.8 million during 2000, 1999 and 1998, respectively.

         On December 29, 2000, the Company closed on a new sale and leaseback facility with an independent financial institution related to its trailer rental facility. This new facility, to be syndicated in the first quarter of 2001 and is expected to increase the total facility size to $110 million, allows for additional draws during 2001 as the trailer rental fleet continues to expand. The facility has an initial term of 18 months followed by four annual renewals and contains financial covenants substantially identical to the Company's existing credit facilities. Initial proceeds received under this facility on December 29, 2000, were $31 million.

         The future minimum lease payments to be paid by the Finance Companies under these lease transactions as of December 31, 2000 are as follows (in thousands):

                                                                           Amounts
                                                                           -------
         2001                                                              $14,852
         2002                                                                9,221
         2003                                                                5,702
         2004                                                                4,676
         2005                                                                1,145
         Thereafter                                                             --
                                                                           -------
                                                                           $35,596
                                                                           =======

         The future minimum lease payments related to non-cancelable leases to be received by the Finance Companies under these sublease arrangements are $10.0 million in 2001, $6.2 million in 2002, $5.9 million in 2003, $4.4 million in 2004, $2.0 million in 2005 and $1.0 million thereafter. Not included in these future minimum lease payments to be received by the Finance Companies are payments related to short-term cancelable sublease arrangements associated with the $31 million of rental fleet equipment sold and simultaneously leased back in December 2000.

         d.       Lease Commitments

         The Company leases office space, manufacturing, warehouse and service facilities and equipment under operating leases expiring through 2007. Future minimum lease payments required under non-cancelable operating leases as of December 31, 2000 are as follows (in thousands):

                Amounts
                -------
2001            $ 6,973
2002              3,818
2003              3,142
2004              1,546
2005              1,371
Thereafter           12
                -------
                $16,862
                =======

         Total rental expense under operating leases was $7.9 million, $5.4 million, and $4.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

10.      DEBT

    a.   Long-term debt consists of the following (in thousands):

                                                                          DECEMBER 31,
                                                                          ------------
                                                                      2000            1999
                                                                      ----            ----
Revolving Bank Line of Credit                                      $  20,000       $   7,999
Mortgage and Other Notes Payable (3.0% - 8.17%, Due 2001-2008
         Secured by general business assets)                          18,260           9,882
Series A Senior Notes (6.41%, Due January 2003)                       50,000          50,000
Series B-H Senior Notes (6.99% - 7.55%, Due 2001-2008)               100,000         100,000
Series I Senior Notes (8.04%, Due September 2005-2007)                50,000              --
                                                                   ---------       ---------

                                                                     238,260         167,881
         Less:  Current maturities                                   (12,134)         (3,514)
                                                                   ---------       ---------
                                                                   $ 226,126       $ 164,367
                                                                   =========       =========

    b. Maturities of long-term debt at December 31, 2000, are as follows (in thousands):

                 Amounts
2001            $ 12,134
2002              45,123
2003              51,375
2004              10,445
2005              29,553
Thereafter        89,630
                --------
                $238,260
                ========

    c.   Revolving Bank Line of Credit

           The Company has an unsecured revolving bank line of credit that permits the Company to borrow up to $125 million. Under this facility, the Company has a right to borrow until September 30, 2002, at which time the principal amount then outstanding will be due and payable. Interest payable on such borrowings is variable based upon the London Interbank Rate (LIBOR) plus 25 to 55 basis points, as defined, or a prime rate of interest, as defined. The Company pays a commitment fee on the unused portion of this facility at rates of 8.5 to 17.5 basis points per annum, as defined. At December 31, 2000, the Company had borrowings of $20.0 million under this facility, at interest rates ranging from 7.125% - 7.25%. The Company had available credit under the revolving credit facility of approximately $90.2 million after letters of credit and borrowings.

         On June 22, 2000, the Company entered into a new, unsecured 364-day Credit Facility, which permits the Company to borrow up to $70 million. Under this facility, the Company has a right to borrow until June 21, 2001, at which time the principal amount then outstanding will be due and payable. At December 31, 2000, the Company had no borrowings against this facility.

    d.   Senior Notes

         On September 29, 2000, the Company entered into a $75 million Note Purchase and Private Shelf Agreement with a large financial institution. Under this agreement, the Company initially issued $50 million of unsecured Series I Senior Notes, $25 million of which is due September 29, 2005 with the remaining $25 million due September 29, 2007. The uncommitted Shelf Agreement expires on September 29, 2003 and provides for the possible issuance of additional senior notes up to an aggregate amount of $25 million.

         Included in current maturities of long-term debt is $8 million which represents a portion of the Company's Series B-H Senior Notes that matures in 2001.

    e.   Covenants

         Under various loan agreements, the Company is required to meet certain financial covenants. These covenants require the Company to maintain certain levels of net worth as well as comply with certain limitations on indebtedness, investments and sales of assets. The Company was in compliance with these covenants at December 31, 2000.

11.      STOCKHOLDERS' EQUITY

    a.   Capital Stock

                                                                                       DECEMBER 31,
(Dollars in thousands)                                                                2000      1999
Preferred Stock - $0.01 par value, 25,000,000 shares authorized:
Series A Junior Participating Preferred Stock
         300,000 shares authorized, 0 shares issued and outstanding                   $ --      $ --

Series B 6% Cumulative Convertible Exchangeable Preferred Stock,
         352,000 shares authorized, issued and outstanding at
         December 31, 2000 and 1999
         ($17.6 million aggregate liquidation value)                                     4         4

Series C 5.5% Cumulative Convertible Exchangeable Preferred Stock,
         130,041 shares authorized, issued and outstanding at December
         31, 2000 and 1999 ($13.0 million aggregate liquidation value)                   1         1
                                                                                      ----      ----

         Total Preferred Stock                                                        $  5      $  5
                                                                                      ====      ====

Common Stock - $0.01 par value, 75,000,000 shares authorized,
         23,002,490 and 22,985,186 shares issued and outstanding
         at December 31, 2000 and 1999, respectively                                  $230      $230
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

b.       Stock Option Plans

         The Company has two non-qualified stock option plans (the 1992 and 2000 Stock Option Plans) under which options may be granted to officers and other key employees of the Company and its subsidiaries to purchase shares of common stock at a price not less than market price at the date of grant. Under the terms of the Stock Option Plans, up to an aggregate of 3,750,000 shares are reserved for issuance, subject to adjustment for stock dividends, recapitalizations and the like. Options granted to employees under the Stock Option Plans become exercisable in annual installments of three years for options granted under the 2000 Plan and five years for options granted under the 1992 Plan. Options granted to non-employee Directors of the Company are fully vested on the date of grant and are exercisable six months thereafter. All options granted expire ten years after the date of grant.

         The Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options and, accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. Had compensation cost for these plans been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) available to common would have been ($10.6) million (($0.46) Basic and Diluted EPS) in 2000, $35.2 million ($1.53 Basic and Diluted
EPS) in 1999 and $20.8 million ($0.95 Basic EPS and $0.94 Diluted EPS) in 1998.

         A summary of stock option activity and weighted-average exercise prices for the periods indicated are as follows:

                                       Number of     Weighted-Average
                                        Options       Exercise Price
                                        -------       --------------
Outstanding at December 31, 1997         855,900       $    25.05
                                       ---------       ----------
      Granted                            368,500            15.31
      Exercised                           (1,420)           18.82
      Cancelled                          (24,720)           24.00
Outstanding at December 31, 1998       1,198,260            21.57
                                       ---------       ----------
      Granted                            537,375            21.52
      Exercised                           (5,140)           17.76
      Cancelled                          (11,590)           20.05
Outstanding at December 31, 1999       1,718,905            21.57
                                       ---------       ----------
      Granted                            277,500             7.50
      Exercised                               --               --
      Cancelled                          (76,780)           20.43
Outstanding at December 31, 2000       1,919,625       $    19.59
                                       =========       ==========

         The following table summarizes information about stock options outstanding at December 31, 2000:

                                     Weighted       Weighted                    Weighted
      Range of                       Average        Average       Number        Average
      Exercise           Number     Remaining       Exercise    Exercisable    Exercise
       Prices         Outstanding     Life           Price      at 12/31/00      Price
       ------         -----------     ----           -----      -----------      -----
$ 7.38 to $10.49        273,000      9.9 yrs.      $   7.38            --            --
$10.50 to $15.49        359,500      7.7 yrs.      $  15.31       149,200      $  15.31
$15.50 to $22.99        883,125      6.7 yrs.      $  20.46       436,705      $  19.41
$23.00 to $33.50        404,000      5.5 yrs.      $  29.73       312,000      $  30.02

         Using the Black-Scholes option valuation model, the estimated fair values of options granted during 2000, 1999 and 1998 were $3.54, $11.12 and $8.07 per option, respectively. Principal assumptions used in applying the Black-Scholes model were as follows:

Black-Scholes Model Assumptions        2000          1999          1998
                                     -------       -------       -------
Risk-free interest rate                 5.32%         6.06%         4.88%
Expected volatility                    45.38%        43.95%        40.89%
Expected dividend yield                 2.21%         0.74%         0.98%
Expected term                         10 yrs.        7 yrs.        7 yrs.

    c.   1993 Employee Stock Purchase Plan

         During 1993, the Company adopted its 1993 Employee Stock Purchase Plan (the "Purchase Plan"), which enables eligible employees of the Company to purchase shares of the Company's $0.01 par value common stock. Eligible employees may contribute up to 15% of their eligible compensation toward the semi-annual purchase of common stock. The employees' purchase price is based on the fair market value of the common stock on the date of purchase. No compensation expense is recorded in connection with the Purchase Plan. During 2000, 15,544 shares were issued to employees at a weighted average price of $10.16 per share. At December 31, 2000, there were 254,186 shares available for offering under this Purchase Plan.

    d.   Stock Bonus Plan

         During 1997, the Company adopted its Stock Bonus Plan (the "Bonus Plan"). Under the terms of the Bonus Plan, common stock may be granted to employees under terms and conditions as determined by the Board of Directors. During 2000, 1,760 shares were issued to employees at a weighted average price of $15.91. At December 31, 2000 there were 478,640 shares available for offering under this Bonus Plan.

12.      STOCKHOLDERS' RIGHTS PLAN

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

13.      EMPLOYEE 401(k) SAVINGS PLAN

         Substantially all of the Company's employees are eligible to participate in a voluntary 401(k) Savings Plan, which provides for the Company to match a percentage of each employee's contributions under various formulas. The Company's matching contribution and related expense for the plan was approximately $1.5 million, $1.4 million and $1.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

14.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                        DECEMBER 31,
                                                        ------------
(In thousands)                               2000          1999           1998
--------------                               ----          ----           ----
Cash paid during the period for:
        Interest                           $ 19,694      $ 13,954       $ 12,168
        Income taxes                         18,064        20,319         17,018
                                           --------      --------       --------
Acquisitions, net of cash acquired:
        Fair value of assets acquired            --        23,698         56,300
        Liabilities assumed                      --       (11,285)       (33,781)
        Preferred stock issued                   --            --        (13,004)
                                           --------      --------       --------
Net cash used in acquisitions              $     --      $(12,413)      $ (9,515)
                                           ========      ========       ========

15.      INCOME TAXES

a.       Provisions for Income Taxes

         The consolidated income tax provision for 2000, 1999 and 1998 consists of the following components (in thousands):

                                              2000           1999           1998
                                              ----           ----           ----
Current:
        Federal                             $  3,196       $ 28,769       $  6,024
        State                                  1,396          4,069          2,814
Deferred                                      (8,906)        (6,947)         6,388
                                            --------       --------       --------
Total consolidated provision (benefit)      $ (4,314)      $ 25,891       $ 15,226
                                            ========       ========       ========

        The Company's effective tax rates were 39.0%, 40.0% and 39.6% of pre-tax income for 2000, 1999 and 1998, respectively, and differed from the U.S. Federal Statutory rate of 35% due primarily to State taxes.

    b.   Deferred Taxes

         Deferred income taxes are primarily due to temporary differences between financial and income tax reporting for the depreciation of property, plant and equipment and equipment under lease, the recognition of payments made in connection with the acquisition of RoadRailer technology (and the amortization thereof), the recognition of income from assets under finance leases and charges the Company recorded in 2000 related to the restructuring of certain international and domestic operations.

         The long-term deferred tax liabilities were $23.6 million and $30.6 million and current prepaid income tax assets were $9.2 million and $7.3 million as of December 31, 2000 and 1999, respectively.

         The components of deferred tax assets and deferred tax liabilities as of December 31, 2000 and 1999 were as follows (in thousands):

                                                                    2000         1999
                                                                    ----         ----
Deferred tax assets:
     Rentals on Finance Leases                                     $18,651      $15,545
     Leasing Difference                                              7,912        6,060
     Operations Restructuring                                       18,194           --
     Other                                                          12,481       16,808

Deferred tax liabilities:
     Book-Tax Basis Differences-Property, Plant and Equipment       48,158       41,433
     Earned Finance Charges on Finance Leases                        9,241        9,273
     RoadRailer Acquisition Payments/Amortization                    1,387        1,522
     Other                                                          12,893        9,532
                                                                   -------      -------

Net deferred tax liability                                         $14,441      $23,347
                                                                   =======      =======

16.      COMMITMENTS AND CONTINGENCIES

    a.   Litigation

         Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company arising in the ordinary course of business, including those pertaining to product liability, labor and health related matters, successor liability, environmental and possible tax assessments. While the amounts claimed could be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a material adverse effect on the Company's financial position or its annual results of operations.

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

         The Court subsequently denied plaintiff's motion to certify the case as a class action and fixed April 30, 2001 as the deadline for submission of summary judgment motions. Discovery proceedings are expected to end on March 31, 2001. On March 29, 2001, all plaintiffs voluntarily withdrew their claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "1934 Act Claims"), when a Stipulation of Dismissal with Prejudice was filed with the Court. As a result of that dismissal, the only claims remaining in the case are those brought by purchasers of shares in the Company's public offering on April 23, 1998 (i.e., claims arising under Sections 11 and 12 of the Securities Act of 1933). The dismissal of the 1934 Act Claims both decreases the number of persons who might be potential claimants against the Company and the individual defendants and effectively eliminates from the case issues arising from the financial statements prepared for the second and third quarters of 1998.

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

         The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for the treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of December 31, 2000, the estimated potential exposure for such costs ranges from approximately $0.5 million to approximately $1.7 million, for which the Company has a reserve of approximately $0.9 million. As of December 31, 1999, the estimated potential exposure for such costs ranged from $1.5 million to approximately $2.7 million for which the Company had a reserve of approximately $1.0 million. The reduction in the reserve during 2000 reflects payments made during the period and a $0.8 million change in estimate resulting from experience and the availability of additional information. These reserves were primarily recorded for exposures associated with the costs of environmental remediation projects to address soil and ground water contamination as well as the costs of removing underground storage tanks at its branch service locations. The possible recovery of insurance proceeds has not been considered in the Company's estimated contingent environmental costs.

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

    c.   Used Trailer Restoration Program

         During 1999, the Company reached a settlement with the Internal Revenue Service related to federal excise tax on certain used trailers restored by the Company during 1996 and 1997. The Company has continued the restoration program with the same customer since 1997. The customer has indemnified the Company for any potential excise tax assessed by the IRS for years subsequent to 1997. As a result, the Company has recorded a liability and a corresponding receivable of approximately $7.9 million and $5.2 million in the accompanying Consolidated Balance Sheets at December 31, 2000 and 1999, respectively.

    d.   Letters of Credit

         As of December 31, 2000, the Company had standby letters of credit totaling $16.7 million issued in connection with certain foreign sales transactions and other domestic purposes. Of this total, $14.8 million is secured by the revolving bank line of credit while the remaining $1.9 million is unsecured.

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

    f.   Used Trailer Residual Guarantees and Purchase Commitments

         In connection with certain new trailer sale transactions, the Company has entered into residual value guarantees and purchase option agreements with customers or financing institutions whereby the Company agrees to guarantee an end-of-term residual value or has an option to purchase the used equipment at a pre-determined price. Under these guarantees, future payments which may be required as of December 31, 2000 and 1999 totaled approximately $37.5 million and $31.0 million, respectively, the majority of which do not come due until after 2002.

17.      CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations for fiscal years 2000, 1999 and 1998 (Dollars in thousands except per share amounts).


                                            First          Second         Third         Fourth
                                           Quarter        Quarter        Quarter        Quarter
                                           -------        -------        -------        -------
2000
     Net Sales                            $ 352,848      $ 358,729      $ 345,818      $ 274,777
     Gross profit                            34,423         34,045         29,512         17,987
     Net income (loss)                        9,132          7,515          4,992        (28,375)(2)
     Basic earnings (loss) per share(1)   $    0.38      $    0.31      $    0.20      $   (1.25)
     Diluted earnings (loss) per share(1) $    0.38      $    0.31      $    0.20      $   (1.25)

1999
     Net Sales                            $ 341,624      $ 380,203      $ 374,708      $ 358,035
     Gross profit                            27,225         34,099         35,039         35,354
     Net income                               6,367         10,347         10,365         11,762
     Basic earnings per share(1)          $    0.26      $    0.42      $    0.43      $    0.49
     Diluted earnings per share(1)        $    0.26      $    0.42      $    0.43      $    0.49

1998
     Net Sales                            $ 293,612      $ 337,733      $ 334,113      $ 326,801
     Gross profit                            25,888         24,038         27,634         21,731
     Net income                               6,958          6,203          7,909          2,201
     Basic earnings per share(1)          $    0.34      $    0.27      $    0.33      $    0.08
     Diluted earnings per share(1)        $    0.33      $    0.27      $    0.33      $    0.08

         (1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may differ from annual earnings per share due to rounding.

         (2) The fourth quarter 2000 results include restructuring and other related charges of $46.6 million ($28.5 million, net of tax.)

18.      SUBSEQUENT EVENT

         On January 10, 2001, the Company acquired the Breadner Group of Companies (the Breadner Group), headquartered in Kitchener, Ontario, Canada. The Breadner Group has ten branch locations in six Canadian Provinces and is the leading Canadian distributor of new trailers and is a provider of new trailer services and aftermarket parts. The Breadner Group had revenues of approximately $135 million (US Dollars) in its fiscal year ended September 30, 2000 and employs approximately 130 associates.

         Aggregate consideration for this transaction included approximately $6.5 million in cash, and $10.5 million in long-term notes and the assumption of certain indebtedness. This transaction will be accounted for as a purchase with the excess purchase price above the net assets acquired being recorded as goodwill.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The following are the executive officers and key employees of the Company:

              NAME                 AGE               POSITION
Donald J. Ehrlich (1)...........    63    President, Chief Executive Officer and Chairman of the Board
Dean A. Cervenka.............       43    Vice President -- Sales
Rick B. Davis..................     33    Corporate Controller
Richard E. Dessimoz..........       53    Vice President and Director
Charles R. Ehrlich.............     56    Vice President -- Manufacturing
Rodney P. Ehrlich.............      54    Vice President -- Engineering
Charles E. Fish.................    46    Vice President -- Human Relations
Lawrence J. Gross.............      46    Vice President -- Marketing
Mark R. Holden (1).............     41    Vice President -- Chief Financial Officer and Director
Thomas L. Kassouf............       48    Vice President -- Chief Operating Officer
Karl D. Kintzele................    50    Director of Internal Audit
Connie L. Koleszar............      42    Director of Investor Relations
Wilfred E. Lewallen...........      56    Vice President -- Industrial Engineering
Derek L. Nagle.................     50    Vice President and President of Fruehauf Trailer Services, Inc.
Stanley E. Sutton...............    50    Vice President -- Purchasing

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

         Mark R. Holden. Mr. Holden has been Vice President--Chief Financial Officer and Director of the Company since May 1995. Previously, Mr. Holden had been Vice President--Controller of the Company. Prior to his employment by the Company in December 1992, he was employed by Arthur Andersen LLP since 1981.

         Thomas L. Kassouf. Mr. Kassouf has been Vice President--Chief Operating Officer for the Company since January 2001. Prior to his employment by the Company, he was Vice President and General Manager for Kohler Company for approximately one year and was employed by United Technologies Corporation in various capacities for approximately 22 years.

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

         Derek L. Nagle. Mr. Nagle has been Vice President of the Company and President of Fruehauf Trailer Services, Inc. since the Company's acquisition of certain Fruehauf assets in April 1997. Prior to his employment by the Company, he was employed since 1970 at Fruehauf Trailer Corporation, where he held various senior executive positions. Fruehauf Trailer Corporation filed for bankruptcy protection in October 1996.

         Stanley E. Sutton. Mr. Sutton has been Vice President--Purchasing of the Company since joining the Company in May 1992. Prior to his employment by the Company, he was employed since 1973 by Pines Trailer Limited Partnership as Vice President--Manufacturing Operations.

         Officers are elected for a term of one year and serve at the discretion of the Board of Directors.

         The Company hereby incorporates by reference the information contained under the heading "Election of Directors" from its definitive Proxy Statement to be delivered to stockholders of the Company in connection with the 2001 Annual Meeting of Stockholders to be held May 15, 2001.

         Donald J. Ehrlich, President, Chief Executive Officer and Chairman, and Charles R. Ehrlich and Rodney P. Ehrlich, executive officers of the Company, are brothers. Dean A. Cervenka and Connie L. Koleszar, executive officers of the Company, are brother and sister.

ITEM 11 -- EXECUTIVE COMPENSATION

         The Company hereby incorporates by reference the information contained under the heading "Compensation" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2001 Annual Meeting of Stockholders to be held May 15, 2001.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company hereby incorporates by reference the information contained under the heading "Beneficial Ownership of Common Stock" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2001 Annual Meeting of Stockholders to be held on May 15, 2001.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company hereby incorporates by reference the information contained under the heading "Compensation Committee Interlocks and Insider Participant" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2001 Annual Meeting of Stockholders to be held on May 15, 2001.

PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements: The Company has included all required financial statements in Item 8 of this Form 10-K. The financial statement schedules have been omitted as they are not applicable or the required information is included in the Notes to the consolidated financial statements.

         The 2000 financial statements of Europaische Trailerzug
         Beteiligungsgessellschaft mBH (ETZ) which are required to be included in this report pursuant to Rule 3-09 of Regulation S-X, will be included in an amendment to this report to be filed within 90 days of the date of this Form 10-K.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the fourth quarter of 2000.

(c) Exhibits: The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

2.01 Purchase Agreement dated March 31, 1997, as amended (Incorporated by reference from Exhibit 2.01 to Registrant's Form 8-K filed in May 1,
         1997)

3.01     Certificate of Incorporation of the Company (1)

3.02 Certificate of Designations of Series A Junior Participating Preferred Stock (1)

3.03     By-laws of the Company (1)

3.04 Certificate of Designations of Series B 6% Cumulative Convertible Exchangeable Preferred Stock (5)

3.05 Certificate of Designations of Series C 5.5% Convertible Exchangeable Preferred Stock (8)

4.01     Specimen Stock Certificate (1)

4.02     First Amendment to Shareholder Rights Agreement dated October 21, 1998
         (9)

4.03 Form of Indenture for the Company's 6% Convertible Subordinated Debentures due 2007 (5)

4.04     Second Amendment to Shareholder Rights Agreement dated December 18,
         2000 (13)

10.01 Loan Agreement, Mortgage, Security Agreement and Financing Statement between Wabash National Corporation and City of Lafayette dated as of August 15, 1989(1)

10.02    1992 Stock Option Plan (1)

10.03 Real Estate Sale Agreement by and between Kraft General Foods, Inc. and Wabash National Corporation, dated June 1, 1994 (2)

10.04 6.41% Series A Senior Note Purchase Agreement dated January 31, 1996, between certain Purchasers and Wabash National Corporation (3)

10.05 Master Loan and Security Agreement in the amount of $10 million by Wabash National Finance Corporation in favor of Fleet Capital Corporation dated December 27, 1995 (3)

10.06 First Amendment to the 6.41% Series A Senior Note Purchase Agreement dated January 31, 1996 between certain Purchasers and Wabash National Corporation (4)

10.07 Series B-H Senior Note Purchase Agreement dated December 18, 1996 between certain Purchasers and Wabash National Corporation (4)

10.08 Revolving Credit Loan Agreement dated September 30, 1997, between NBD Bank, N.A. and Wabash National Corporation (6)

10.09 Investment Agreement and Shareholders Agreement dated November 4, 1997, between ETZ (Europaische Trailerzug Beteiligungsgesellschaft mbH) and Wabash National Corporation (6)

10.10 Receivable Sales Agreement between the Company and Wabash Funding Corporation and the Receivables Purchase Agreement between Wabash Funding Corporation and Falcon Asset Securitization Corporation (7)

10.11    Indemnification Agreement between the Company and Roadway Express, Inc.
         (10)

10.12 364-day Credit Agreement dated June 22, 2000, between Bank One, Indiana, N.A., as administrative agent and Wabash National Corporation
         (11)

10.13 Series I Senior Note Purchase Agreement dated September 29, 2000, between Prudential Insurance Company and Wabash National Corporation
         (12)

10.14 Share Transfer Agreement dated December 12, 2000, between Bayerische Kapitalbeteiligungsgesellschaft mBH and Wabash National Corporation
         (15)

10.15 Participation Agreement and Equipment Lease between Apex Trailer Leasing & Rentals L.P. as Lessee and Wabash Statutory Trust as Lessor dated December 29, 2000 (15)

21.00    List of Significant Subsidiaries (15)

23.01    Consent of Arthur Andersen LLP (15)

99.01    Press Release, dated January 18, 2001 (14)


     (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-42810) or the Registrant's Registration Statement on Form 8-A filed December 6, 1995 (item 3.02 and 4.02)

     (2) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1994.

     (3) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1995

     (4) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1996

     (5) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1997

     (6) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1997

     (7) Incorporated by reference to the Registrant's Form 8-K filed on April 14, 1998

     (8) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1998

     (9) Incorporated by reference to the Registrant's Form 8-K filed on October 26, 1998

     (10) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1999

     (11) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2000

     (12) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2000

     (13) Incorporated by reference to the Registrant's Amended Form 8-A filed January 18, 2001

     (14) Incorporated by reference to the Registrant's Form 8-K filed on January 30, 2001

     (15) Filed herewith

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

                                     WABASH NATIONAL CORPORATION


March 29, 2001                                By:    /s/ Rick B. Davis
                                                     --------------------------
                                                          Rick B. Davis
                                              Corporate Controller
                                              (Principal Accounting Officer)
                                              and Duly Authorized Officer

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATED INDICATED.


             DATE                       SIGNATURE AND TITLE


March 29, 2001                      By:    /s/ Donald J. Ehrlich
                                           ------------------------------------
                                                Donald J. Ehrlich
                                    Chief Executive Officer, President and
                                    Chairman of the Board
                                    (Principal Executive Officer)

March 29, 2001                      By:    /s/ Mark R. Holden
                                           ------------------------------------
                                                Mark R. Holden
                                    Vice President -- Chief Financial Officer
                                    and Director

March 29, 2001                      By:    /s/ Richard E. Dessimoz
                                           ------------------------------------
                                                Richard E. Dessimoz
                                    Vice President and Director

March 29, 2001                      By:    /s/ John T. Hackett
                                           ------------------------------------
                                                John T. Hackett
                                                Director

March 29, 2001                      By:    /s/ E. Hunter Harrison
                                           ------------------------------------
                                                E. Hunter Harrison
                                                Director

March 29, 2001                      By:    /s/ Ludvik F. Koci
                                           ------------------------------------
                                                Ludvik F. Koci
                                                Director