Form 10-Q
period 2001-03-31
WABASH NATIONAL CORP /DE
filed 2001-05-15
CIK 879526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                                   (Mark One)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       [x]            THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2001
                                       OR
                 TRANSITION REPORT UNDER SECTION 13 0R 15 (d) OF
       [ ]            THE SECURITIES EXCHANGE ACT OF 1934



                        For the transition period from __________ to __________
                         Commission File Number: 1-10883


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

                           Yes  [X]          No  [  ]

The number of shares of common stock outstanding at May 14, 2001 was 23,004,450.

                           WABASH NATIONAL CORPORATION

                                      INDEX

                                    FORM 10-Q

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at
                  March 31, 2001 and December 31, 2000                        1

                  Condensed Consolidated Statements of Operations
                  For the three months ended March 31, 2001 and 2000          2

                  Condensed Consolidated Statements of Cash Flows
                  For the three months ended March 31, 2001 and 2000          3

                  Notes to Condensed Consolidated Financial Statements        4

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          14


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 2.  Changes in Securities and Use of Proceeds                           15

Item 3.  Defaults Upon Senior Securities                                     15

Item 4.  Submission of Matters to a Vote of Security Holders                 15

Item 5.  Other Information                                                   15

Item 6.  Exhibits and Reports on Form 8-K                                    15

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                       March 31,          December 31,
                                                                         2001                2000
                                                                     -------------        ------------
                                                                      (Unaudited)           (Note 1)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                            $ 11,902           $  4,194
    Accounts receivable, net                                               76,682             49,320
    Current portion of finance contracts                                   10,727             11,544
    Inventories                                                           314,378            330,326
    Prepaid expenses and other                                             27,068             24,030
                                                                         --------           --------
         Total current assets                                             440,757            419,414
                                                                         --------           --------

PROPERTY, PLANT AND EQUIPMENT, net                                        216,924            216,901
                                                                         --------           --------

EQUIPMENT LEASED TO OTHERS, net                                            92,747             52,001
                                                                         --------           --------

FINANCE CONTRACTS, net of current portion                                  38,332             44,906
                                                                         --------           --------

INTANGIBLE ASSETS, net                                                     45,192             31,123
                                                                         --------           --------

OTHER ASSETS                                                               14,521             17,269
                                                                         --------           --------
                                                                         $848,473           $781,614
                                                                         ========           ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt                                 $ 11,862           $ 12,134
    Accounts payable                                                       96,989             94,118
    Accrued liabilities                                                    48,284             42,440
                                                                         --------           --------
         Total current liabilities                                        157,135            148,692
                                                                         --------           --------

LONG-TERM DEBT, net of current maturities                                 288,819            226,126
                                                                         --------           --------

DEFERRED INCOME TAXES                                                      23,429             23,644
                                                                         --------           --------

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES                             31,887             15,919
                                                                         --------           --------

STOCKHOLDERS' EQUITY:
    Preferred stock, 482,041 shares issued and outstanding with
      an aggregate liquidation value of $30,600                                 5                  5
    Common stock, 23,002,490 shares issued and outstanding                    230                230
    Additional paid-in capital                                            236,660            236,660
    Retained earnings                                                     112,489            131,617
    Accumulated other comprehensive income (loss)                            (902)                --
    Treasury stock at cost, 59,600 common shares                           (1,279)            (1,279)
                                                                         --------           --------
         Total stockholders' equity                                       347,203            367,233
                                                                         --------           --------
                                                                         $848,473           $781,614
                                                                         ========           ========


           See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)


                                                                         Three Months Ended
                                                                              March 31,
                                                                    ------------------------------
                                                                        2001               2000
                                                                    (Unaudited)        (Unaudited)
                                                                    ----------         ----------
NET SALES                                                            $242,629           $352,848
COST OF SALES                                                         244,372            318,425
                                                                     --------           --------
  Gross profit (loss)                                                  (1,743)            34,423
GENERAL AND ADMINISTRATIVE EXPENSES                                    10,010              8,076
SELLING EXPENSES                                                        6,158              5,064
                                                                    ---------           --------
  Income (Loss) from operations                                       (17,911)            21,283

OTHER INCOME (EXPENSE)
  Interest expense                                                     (5,800)            (4,128)
  Accounts receivable securitization costs                               (977)            (1,661)
  Equity in losses of unconsolidated affiliate                         (2,489)              (850)
  Other, net                                                             (977)               327
                                                                    ----------          --------
  Income (Loss) before income taxes                                   (28,154)            14,971
PROVISION (BENEFIT) FOR INCOME TAXES                                  (10,424)             5,839
                                                                    ---------           --------
  Net income (loss)                                                  $(17,730)          $  9,132
PREFERRED STOCK DIVIDENDS                                                 476                476
                                                                    ---------           --------
NET INCOME (LOSS) AVAILABLE TO COMMON
  STOCKHOLDERS                                                      $ (18,206)          $  8,656
                                                                    =========           ========
EARNINGS (LOSS) PER SHARE:
  Basic                                                             $   (0.79)          $   0.38
  Diluted                                                           $   (0.79)          $   0.38
                                                                    =========           ========
CASH DIVIDENDS PER SHARE                                            $    0.04           $   0.04
                                                                    =========           ========





           See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                Three Months
                                                                              Ended March 31,
                                                                       -----------------------------
                                                                            2001             2000
                                                                       --------------   --------------
                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                                     $ (17,730)       $   9,132
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities --
      Depreciation and amortization                                           7,919            6,648
      Loss on the sale of assets                                               (230)            (191)
      Bad debt provision                                                      1,559              468
      Deferred income taxes                                                  (3,116)            (639)
      Equity in losses of unconsolidated affiliate                            2,489              850
      Cash used for restructuring activities                                 (1,913)              --
      Change in operating assets and liabilities:
        Accounts receivable                                                 (17,965)         (37,383)
        Inventories                                                          23,206          (62,411)
        Prepaid expenses and other                                               31              580
        Accounts payable and accrued liabilities                             (5,028)           3,717
        Other, net                                                           (1,747)            (841)
                                                                           --------         --------
              Net cash used in operating activities                         (12,525)         (80,070)
                                                                          ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                     (3,091)         (19,139)
    Net additions to equipment leased to others                             (18,919)          (5,537)
    Net additions to finance contracts                                       (5,852)          (4,414)
    Acquisition, net of cash acquired                                        (6,336)              --
    Investment in unconsolidated subsidiary                                  (1,225)            (916)
    Proceeds from sale of leased equipment and finance contacts              10,810            3,347
    Principal payments received on finance contracts                          2,784            3,077
    Proceeds from the sale of property, plant and equipment                      82              626
                                                                           --------         --------

              Net cash used in investing activities                         (21,747)         (22,956)
                                                                          ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from:
        Long-term debt                                                           --           12,500
        Long-term revolver                                                  124,900          171,900
        Common stock                                                             --               28
    Payments:
        Long-term debt                                                      (10,622)            (776)
        Long-term revolver                                                  (70,902)         (80,400)
        Common stock dividends                                                 (920)            (920)
        Preferred stock dividends                                              (476)            (476)
                                                                          ---------        ---------

              Net cash  provided by financing activities                     41,980          101,856
                                                                          ---------         --------

NET INCREASE (DECREASE) IN CASH                                               7,708           (1,170)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              4,194           22,484
                                                                          ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  11,902        $  21,314
                                                                          =========        =========

           See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  GENERAL

     The condensed consolidated financial statements included herein have been prepared by Wabash National Corporation and its subsidiaries (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K.

     In the opinion of the registrant, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of the Company at March 31, 2001 and December 31, 2000 and its results of operations and cash flows for the three months ended March 31, 2001 and 2000.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Foreign Currency Translation

     The financial statements of the Company's Canadian subsidiary are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and a weighted-average exchange rate during the period for revenue and expense accounts. The resulting translation adjustments are recorded as a component of stockholder's equity. Gains or losses resulting from foreign currency transactions are included in Other, net in the Company's Condensed Consolidated Statements of Operations.

b.   Comprehensive Income (Loss)

     The Company's comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments. The Company's net income (loss) and total comprehensive income (loss) was ($17.7) million and ($18.6) million, respectively for the three months ended March 31, 2001 and $9.1 million and $9.1 million, respectively for the same period in the prior year.

c.   New Accounting Pronouncements

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

c.   Inventories

     Inventories consisted of the following (in thousands):

                                                     March 31,      December 31,
                                                       2001             2000
                                                    ---------       ------------
                                                   (Unaudited)
     Raw material and components                     $ 81,069         $ 84,167
     Work in process                                   13,759           18,765
     Finished goods                                    89,118           93,332
     Aftermarket parts                                 32,255           33,566
     Used trailers                                     98,177          100,496
                                                     --------         --------
                                                     $314,378         $330,326
                                                     ========         ========


d.   Reclassifications

     Certain items previously reported in specific condensed consolidated financial statement captions have been reclassified to conform with the 2001 presentation.

NOTE 3.  RESTRUCTURING AND OTHER RELATED CHARGES

     In December 2000, the Company recorded restructuring and other related charges totaling $46.6 million ($28.5 million, net of tax) primarily related to the Company's exit from manufacturing products for export outside the North American market, international leasing and financing activities and the consolidation of certain domestic operations. Included in this total is $40.8 million that has been included as a component in computing income from operations. Specifically, $19.1 million of this amount represents the impairment of certain equipment subject to leases with the Company's international customers, $8.6 million represents losses recognized for various financial guarantees related to international financing activities, and $6.9 million was recorded for the write-down of other assets as well as charges associated with the consolidation of certain domestic operations including severance of $0.2 million. Also included in the $40.8 million is a $4.5 million charge for inventory write-downs related to the restructuring actions and $5.8 million as a charge representing the write-off of the Company's remaining equity interest in ETZ for a decline in fair value that is deemed to be other than temporary.

     The total impairment charge recognized by the Company as a result of its restructuring activities was $26.7 million. This amount was computed in accordance with the provisions of SFAS 121. The estimated fair value of the impaired assets totaled $3.4 million and was determined by management based upon economic conditions and potential alternative uses and markets for the equipment. These assets are held for sale and are classified in prepaid expenses and other in the accompanying Condensed Consolidated Balance Sheets. Depreciation has been discontinued on these assets pending their disposal. Upon the ultimate divestiture of the Company's ownership in ETZ, expected to occur in 2001, the Company will no longer record equity in losses of unconsolidated affiliate.

     The Company is continuing its restructuring plan implemented in the fourth quarter of 2000. During the first quarter of 2001, the Company paid $1.2 million related to certain guarantees as well as paid $0.7 million related to the consolidation of certain domestic operations including severance payments of $0.2 million. Details of the restructuring charges and reserve are as follows (in thousands):

                                                                                UTILIZED
                                                       Original         ---------------------------    Balance
                                                      Provision           2000          2001          03/31/01
                                                      ----------        --------       --------       --------
Restructuring of majority-owned operations:
  Impairment of long-term assets                       $20,819          $(20,819)      $     --        $    --
  Loss related to equipment guarantees                   8,592                --         (1,183)         7,409
  Write-down of other assets and other charges           6,927            (4,187)          (730)         2,010
                                                       -------         ---------       --------        -------
                                                       $36,338          $(25,006)      $ (1,913)       $ 9,419
                                                       -------         ---------       --------        -------
Restructuring of minority interest operations:
  Impairment of long-term assets                       $ 5,832          $ (5,832)      $     --        $    --
                                                       -------         ---------       --------        -------
Inventory write-down and other charges                 $ 4,480          $ (3,897)      $     --        $   583
                                                       -------         ---------       --------        -------
Total restructuring and other related charges          $46,650          $(34,735)      $ (1,913)       $10,002
                                                       =======          ========       ========        =======


     As of March 31, 2001, the Company has a restructuring reserve of $10.0 million included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. The Company anticipates completion of its restructuring activities during 2001.

NOTE 4.  ACQUISITION

     On January 5, 2001, the Company acquired the Breadner Group of Companies (the Breadner Group) in a stock purchase agreement (the Breadner Acquisition). The Breadner Group is headquartered in Kitchener, Ontario, Canada and has ten branch locations in six Canadian Provinces. These branches are the leading Canadian distributor of new trailers as well as providers of new trailer services and aftermarket parts. For financial statement purposes, the Breadner Acquisition was accounted for as a purchase, and accordingly, the Breadner Group's assets and liabilities were recorded at fair value and the operating results are included in the Condensed Consolidated Statements of Operations since the date of acquisition. The aggregate consideration for this transaction included approximately $6.3 million in cash and $10.0 million in a long-term note and the assumption of certain indebtedness. The long-term note has an annual interest rate of 7.25% and is due April 2001 through January 2006. The excess of the purchase price over the underlying assets acquired was approximately $14.3 million and is being amortized on a straight-line basis over twenty-five years.


NOTE 5.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                           Three Months
                                                                                         Ended March 31,
                                                                                     ---------------------
(In thousands)                                                                       2001             2000
                                                                                     ---------------------
                                                                                           (unaudited)
Cash paid during the period for:
  Interest                                                                          $6,220           $3,059
  Income taxes                                                                         376            5,795



NOTE 6.  EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share (EPS) are computed in accordance with SFAS No. 128, Earnings per Share. A reconciliation of the numerators and denominators of the basic and diluted EPS computations, as required by SFAS No. 128, is presented below. The Company's convertible preferred stock and stock options were not included in the computation of EPS for the three month period ended March 31, 2001 and stock options were not included in the computation of EPS for the same period last year since the inclusion would have resulted in an antidilutive effect. (Amounts in thousands except per share amounts):

                                                Net Income (Loss)      Weighted
                                                    Available           Average       Earnings (Loss)
                                                    To Common           Shares           Per Share
                                                -----------------      --------       --------------
                                                                      (Unaudited)
Three Months Ended March 31, 2001
---------------------------------
Basic                                               $(18,206)            23,002           $(0.79)
  Preferred Stock                                         --                 --
                                                    --------             ------           ------
Diluted                                             $(18,206)            23,002           $(0.79)
                                                    ========             ======           ======

Three Months Ended March 31, 2000
---------------------------------
Basic                                               $  8,656             22,985           $ 0.38
  Preferred Stock                                        297                823
                                                    --------             ------           ------
Diluted                                             $  8,953             23,808           $ 0.38
                                                    ========             ======           ======


NOTE 7.  SEGMENTS

         Under the provisions of SFAS No. 131, the Company has two reportable business segments; manufacturing and retail and distribution operations. The manufacturing segment principally produces trailers and sells new trailers to customers who purchase trailers direct or through independent dealers and also produces trailers for the retail and distribution segment. The retail and distribution segment sells new and used trailers, aftermarket parts, performs service repair on used trailers and provides rental, leasing and financing activity through its retail branch network. In addition, the retail and distribution segment rents used trailers, primarily on a short-term basis. In December 2000, the Company combined its rental, leasing and finance activities into a separate product line within the retail and distribution segment. As a result, the 2000 presentation has been restated to conform to the 2001 presentation.

         Reportable segment information is as follows (in thousands):

Three Months Ended                                           Retail and            Combined                             Consolidated
March 31, 2001                       Manufacturing         Distribution            Segments         Eliminations           Totals
------------------                   -------------         ------------            --------         ------------        -----------
       (unaudited)
Revenues
  External customers                   $157,990              $ 84,639             $  242,629         $      --          $242,629
  Intersegment sales                     14,059                   254                 14,313           (14,313)               --
                                       --------              --------             ----------         ---------          --------
Total Revenues                         $172,049              $ 84,893             $  256,942         $ (14,313)         $242,629
                                       ========              ========             ==========         =========          ========
Income (loss) from Operations          $(16,755)             $ (1,265)            $  (18,020)        $     109          $(17,911)
Total Assets                           $874,982              $463,578             $1,338,560         $(490,087)         $848,473

Three Months Ended
March 31, 2000
------------------
        (unaudited)
Revenues
  External customers                   $272,215              $ 80,633            $  352,848         $      --           $352,848
  Intersegment sales                     25,174                   301                25,475           (25,475)                --
                                       --------              --------            ----------         ---------           --------
Total Revenues                         $297,389              $ 80,934            $  378,323         $ (25,475)          $352,848
                                       ========              ========            ==========         =========           ========

Income (loss) from Operations          $ 20,034              $  1,838            $   21,872         $    (589)          $ 21,283
Total Assets                           $896,755              $407,444            $1,304,199         $(400,650)          $903,549


NOTE 8.  CONTINGENCIES

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

     From January 22, 1999 through February 24, 1999, five purported class action complaints were filed against the Company and certain of its officers in the United States District Court for the Northern District of Indiana. The complaints purported to be brought on behalf of a class of investors who purchased the Company's common stock between April 20, 1998 and January 15, 1999. The complaints alleged that the Company violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Act by disseminating false and misleading financial statements and reports respecting the first three quarters of the Company's fiscal year 1998. The complaints sought unspecified compensatory damages and attorney's fees, as well as other relief. In addition, on March 23, 1999, another purported class action lawsuit was also filed in the United States District Court for the Northern District of Indiana, naming the Company, its directors and the underwriters of the Company's April 1998 public offering. That complaint alleged that the Company and the individual defendants violated Section 11 of the Securities Act of 1933, and that the Company, the individual defendants as "controlling persons" of the Company, and the underwriters are liable under Section 12 of that Act, by making untrue statements of material fact in and omitting material facts from the prospectus used in that offering. The complaint sought unspecified compensatory damages and attorney's fees, as well as other relief. Both the Securities Exchange Act complaints and the Securities Act complaint arise out of the restatement of the Company's financial statements for the first three quarters of 1998. At a hearing on May 10, 1999 and in an order entered on June 22, 1999, Judge Allen Sharp consolidated the six pending cases under the caption In re Wabash National Corporation Securities Litigation, No. 4:99CV0003AS and established a schedule for further proceedings. Pursuant to the order, selected lead plaintiffs filed a Consolidated Class Action Complaint on July 6, 1999. The consolidated complaint repeated the claims made in the original complaints respecting the restatement and also alleges that the loss contingency for certain excise taxes, which Wabash disclosed on January 19, 1999, should have been recorded earlier. The Company's motion to dismiss the consolidated complaint was denied by the Court in February 2000.

     The Court subsequently denied plaintiff's motion to certify the case as a class action and fixed April 30, 2001 as the deadline for submission of summary judgment motions and March 31, 2001 as the end of discovery proceedings. On March 29, 2001, all plaintiffs voluntarily withdrew their claims arising under Sections 10 (b) and 20 (a) of the Securities and Exchange Act of 1934 (the "1934 Act Claims"), when a Stipulation of Dismissal with Prejudice was filed with the Court. On April 2, 2001, the Court entered an Order of Dismissal giving effect to the Stipulation of Dismissal. As a result of that dismissal, the only claims remaining in the case were those brought by purchasers of shares in the Company's public offering on April 23, 1998 (i.e., claims arising under Sections 11 and 12 of the Securities Act of 1933). On April 17, 2001, the Company announced that it had reached an agreement that terminates the remaining elements of the shareholder litigation brought against the Company. Under the agreement, which is subject to court approval, the Company will pay $500,000 into a fund from which purchasers of stock in the Company's 1998 public offering and who satisfy certain criteria will be entitled to recover $0.33 per share. Unclaimed monies remaining in the fund, after attorney's fees and expenses are paid, will be returned to the Company. Also on April 17, 2001, the Court entered an order dismissing the action without prejudice to the right of any party upon good cause shown within ninety days to vacate the order and reopen the action if the settlement is not consummated.

b.   Environmental

     The Company generates and handles certain material, wastes and emissions in the normal course of operations that are subject to various and evolving Federal, state and local environmental laws and regulations.

     The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for the treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of March 31, 2001, the estimated potential exposure for such costs ranges from approximately $0.5 million to approximately $1.7 million, for which the Company has a reserve of approximately $0.9 million. These reserves were primarily recorded for exposures associated with the costs of environmental remediation projects to address soil and ground water contamination as well as the costs of removing underground storage tanks at its branch service locations. The possible recovery of insurance proceeds has not been considered in the Company's estimated contingent environmental costs.

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

c.   Used Trailer Restoration Program

     During 1999, the Company reached a settlement with the Internal Revenue Service related to federal excise tax on certain used trailers restored by the Company during 1996 and 1997. The Company continued the restoration program with the same customer since 1997. The customer has indemnified the Company for any potential excise tax assessed by the IRS for years subsequent to 1997. The IRS has substantially completed their audit work with respect to certain used trailers restored by the Company during 1998 and 1999. The Company anticipates receiving a notice of assessment related to such matters during 2001. The Company has recorded a liability and a corresponding receivable of approximately $7.9 million and $7.9 million in the accompanying condensed Consolidated Balance Sheets at March 31, 2001 and December 31, 2000, respectively.

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

     Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed elsewhere herein and in Item 4A in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 29, 2001.

RESULTS OF OPERATIONS

     The Company has two reportable business segments; manufacturing and retail and distribution. The manufacturing segment principally produces trailers and related components and sells to customers who purchase directly from the Company or through independent dealers. The manufacturing segment also produces trailers and related components for the Company's retail and distribution segment. The retail and distribution segment sells new and used trailers, aftermarket parts, and performs service repair on used trailers through its retail branch network. In addition, the retail and distribution segment rents used trailers, primarily on a short-term basis.

     Net Sales

     Consolidated net sales for the first quarter of 2001 decreased approximately $110.2 million or 31.2% compared to the same period in 2000. This decrease was primarily a result of decreased sales in the Company's manufacturing segment partially offset by an increase in sales in the Company's retail and distribution segment.

     The manufacturing segment's external net sales decreased 42.0% or $114.2 million in the first quarter of 2001 compared to the same period in 2000. This decrease was driven by a 4.2% decrease in the average price per unit sold coupled with a decrease of 39.5% in the number of new trailers sold, from approximately 15,700 units in the first quarter of 2000 compared to approximately 9,500 units in the first quarter of 2001. Net sales continue to be negatively impacted by overall economic conditions and more specifically within the transportation industry which is plagued by a general slowing in freight tonnage and continued high fuel prices. The decrease in the average price per unit sold noted above is primarily due to a production mix during the quarter consisting of generally lower priced products and continued pricing pressure among commodity products. The Company's proprietary DuraPlate(R) trailer continued to comprise the majority of the Company's production at over 60% during the quarter. At March 31, 2001, the Company's backlog of orders was approximately $547 million, over 70% of which is related to the DuraPlate trailer.

     The retail and distribution segment's external net sales increased 5.0% or $4.0 million in the first quarter of 2001 compared to the same period in 2000. This increase was driven primarily by an increase in new trailer revenues and rental, leasing and finance revenues of approximately $6.5 million and $2.0 million respectively, partially offset by a $4.8 million decrease in used trailer revenues. The increase in new trailer revenues was primarily driven by the addition of ten branches in Canada as a result of the Breadner acquisition on January 5, 2001. The increase in rental, leasing and finance revenues reflects the Company's continued focus on expanding its trailer rental and leasing programs.

     Gross Profit (Loss)

     Gross profit (loss) as a percentage of sales totaled (0.7%) for the first quarter of 2001 compared to 9.8% for the same period in 2000 primarily due to the manufacturing segment, as discussed below.

     The manufacturing segment's gross profit decreased by 134% primarily as a result of the following factors:

     o    the decrease in sales volume and pricing previously discussed;

     o additional costs related to the start-up of the Company's painting and coating system at its Huntsville, Tennessee plant;

     o a $9.1 million inventory charge related to new and used stock trailers in order to reflect the Company's estimate of net realizable value or cost as discussed below and to accelerate inventory reductions on certain equipment.

     The Company accepts used trailers taken in trade on new trailer transactions in the normal course of business. In accordance with Generally Accepted Accounting Principles (GAAP) and consistent with the Company's accounting policies, used trailer inventories are carried at the lower of their estimated net realizable value or cost. As of March 31, 2001, the Company had $98.2 million of used trailers in inventory. The Company will continue to evaluate the carrying value of its used trailer inventories and, to the extent in the Company's judgment, there is a further decline in used trailer market values such that an adjustment in the Company's financial statements is necessary, the Company will make additional provisions to reflect the lower of cost or market. These adjustments may be material in the financial position or results of operations of the Company in the period for which they are recorded.

     These factors were partially offset by the continued increase in the proportion of sales from proprietary products such as the DuraPlate trailer.

     Income (Loss) From Operations

     Income (loss) from operations for the first quarter of 2001 as a percentage of net sales was (7.4%) compared to 6.0% for the same period in 2000. Income
(loss) from operations in 2001 was impacted primarily by a decrease in gross profit previously discussed along with increased selling, general and administrative costs. The increase in selling, general and administrative expenses primarily reflects increased selling expenses principally to support the Company's effort to increase sales activity in its aftermarket parts, service and trailer rental, leasing and finance businesses along with the acquisition of the Canadian operations in January.

     Other Income (Expense)

     Interest expense for the three month period ended March 31, 2001 totaled $5.8 million compared to $4.1 million in the same period in 2000. This increase primarily reflects higher borrowings on the Company's revolving credit facility during 2001 as a result of decreased proceeds from the Company's trade receivable securitization facility along with increased investing activities.

     Equity in losses of unconsolidated affiliate for the three month period ended March 31, 2001 totaled $2.5 million compared to $0.9 million in the same period in 2000. During January 2001, the Company assumed the remaining ownership interest in Europaische Trailerzug Beteiligunsgessellshaft mbH (ETZ) from the majority shareholder. As a result, the Company has reflected 100% of ETZ's operating results during 2001 and 25.1% during the same period in the previous year. The Company intends to pursue the orderly divestiture of ETZ during 2001 and will record 100% of ETZ's operating results until the divestiture is complete.

     Included in Other, net is the loss on foreign currency transactions of $0.8 million and $0 million for the three month period ended March 31, 2001 and March 31, 2000, respectively. This increase reflects realized and unrealized transaction adjustments of certain receivables and payables from the Company's recently acquired Canadian subsidiary. Also included in Other, net for the three month period ended March 31, 2001 is a $0.5 million charge related to the settlement of the Company's shareholder litigation suit that occurred during the quarter.

     Taxes

     The provision (benefit) for income taxes for the three month period ended March 31, 2001 and 2000 of ($10.4) million and $5.8 million respectively, represents 37.0% and 39.0% of pre-tax income (loss) for the periods. The effective tax rates are higher than the Federal statutory rates of 35% due primarily to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities

     Net cash used in operating activities was $12.5 million during the first three months of 2001 primarily as a result of the net loss and changes in working capital partially offset by the add-back of non-cash charges for depreciation and amortization. Changes in working capital consisted primarily of a decrease in all categories of inventory partially offset by increased accounts receivable. The decrease in inventory is largely due to the Company's continued emphasis on improving production efficiencies and minimizing inventory levels required in manufacturing. In addition, as mentioned previously, the Company recorded a $9.1 million inventory charge related to new and used stock trailer inventory in order to reflect the Company's estimate of net realizable value or cost consistent with the Company's accounting policies and to accelerate inventory reductions of certain equipment. The increase in accounts receivable was primarily due to a decrease in the proceeds from the Company's trade receivable securitization facility. As of March 31, 2001, $34.1 million was outstanding under this facility, compared to $69.4 million outstanding as of December 31, 2000.

    Investing Activities

    Net cash used in investing activities of $21.7 million during the first three months of 2001 was primarily due to the following:

    o net investment in the Company's trailer rental and operating lease portfolio of approximately $18.1 million;

    o net decrease in the Company's finance contract portfolio of approximately $6.9 million;

    o  the Breadner Acquisition of $6.3 million; and

    o  capital expenditures of $3.1 million.

    Financing Activities

    Net cash provided by financing activities was $42.0 million during the first three months of 2001 was primarily due to a net increase in total debt of $43.4 million and the payment of common stock dividends and preferred stock dividends of $1.4 million in the aggregate.

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

BACKLOG

    The Company's backlog of orders was approximately $547 million and $640 million at March 31, 2001 and December 31, 2000, respectively. The Company expects to fill a majority of its backlog within the next twelve months.

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

b.   Interest Rates

     As of March 31, 2001, the Company had approximately $74.2 million of London Interbank Rate (LIBOR) based debt outstanding under its Revolving Credit Facility, $31.0 million of proceeds from its rental fleet sale and leaseback agreement which calls for LIBOR based interest payments and $34.1 million of proceeds from its accounts receivable securitization facility, which also requires LIBOR based interest payments. A hypothetical 100 basis-point increase in the floating interest rate from the current level would correspond to a $1.4 million increase in interest expense over a one-year period. This sensitivity analysis does not account for the change in the Company's competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

c.   Foreign Exchange Rates

     The Company has historically entered into foreign currency forward contracts (principally against the German Deutschemark and French Franc) to hedge the net receivable/payable position arising from trade sales (including lease revenues) and purchases with regard to the Company's international activities. In addition, in light of the Breadner Acquisition, the Company is reviewing its foreign currency exposure related to the Canadian dollar. The Company does not hold or issue derivative financial instruments for speculative purposes. As of March 31, 2001, the Company had no foreign currency forward contracts outstanding.

PART II -- OTHER INFORMATION

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

     Not Applicable

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10.16  2000 Stock Option Plan

     15.01  Report of Independent Public Accountants

(b)  Reports on Form 8-K:

     1. Form 8-K filed January 30, 2001 reporting under Item 5: Press release dated January 18, 2001 announcing the Company's restructuring actions, debt reduction and fourth quarter earnings expectations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WABASH NATIONAL CORPORATION

           Date:  May 14, 2001              By: /s/ Rick B. Davis
                  ------------                  ------------------------------
                                                Rick B. Davis
                                                Corporate Controller
                                                (Principal Accounting Officer)
                                                           And
                                                Duly Authorized Officer