Form 10-Q/A
period 2001-03-31
WABASH NATIONAL CORP /DE
filed 2001-05-17
CIK 879526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                   (MARK ONE)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      [X]              THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2001
                                       OR
                 TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF
      [ ]              THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM                     TO
                                     -------------------    --------------------

                         COMMISSION FILE NUMBER: 1-10883


                           WABASH NATIONAL CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                              52-1375208
       --------                                              ------------
(State of Incorporation)                                    (IRS Employer
                                                        Identification Number)
1000 Sagamore Parkway South,
    Lafayette, Indiana                                          47905
    ------------------                                         --------
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

This 10-Q/A is being filed solely to reflect a reclassification of amounts previously reported in the Company's Form 10-Q filed May 15, 2001, from long-term debt to current maturities of long-term debt (see Footnote 9 to the Condensed Consolidated Financial Statements). The amount of total debt is not affected by this reclassification. Other than the correction of this balance sheet classification, there are no other changes reflected in this 10-Q/A.

                           WABASH NATIONAL CORPORATION

                                      INDEX

                                   FORM 10-Q/A


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

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                    March 31,     December 31,
                                                                      2001           2000
                                                                    ---------     ------------
                                                                   (Unaudited)      (Note 1)
                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                       $  11,902      $   4,194
    Accounts receivable, net                                           76,682         49,320
    Current portion of finance contracts                               10,727         11,544
    Inventories                                                       314,378        330,326
    Prepaid expenses and other                                         27,068         24,030
                                                                    ---------      ---------
         Total current assets                                         440,757        419,414
                                                                    ---------      ---------

PROPERTY, PLANT AND EQUIPMENT, net                                    216,924        216,901
                                                                    ---------      ---------

EQUIPMENT LEASED TO OTHERS, net                                        92,747         52,001
                                                                    ---------      ---------

FINANCE CONTRACTS, net of current portion                              38,332         44,906
                                                                    ---------      ---------

INTANGIBLE ASSETS, net                                                 45,192         31,123
                                                                    ---------      ---------

OTHER ASSETS                                                           14,521         17,269
                                                                    ---------      ---------
                                                                    $ 848,473      $ 781,614
                                                                    =========      =========


      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt                            $  33,862      $  12,134
    Accounts payable                                                   96,989         94,118
    Accrued liabilities                                                48,284         42,440
                                                                    ---------      ---------
         Total current liabilities                                    179,135        148,692
                                                                    ---------      ---------

LONG-TERM DEBT, net of current maturities                             266,819        226,126
                                                                    ---------      ---------

DEFERRED INCOME TAXES                                                  23,429         23,644
                                                                    ---------      ---------

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES                         31,887         15,919
                                                                    ---------      ---------

STOCKHOLDERS' EQUITY:
    Preferred stock, 482,041 shares issued and outstanding with
       an aggregate liquidation value of $30,600                            5              5
    Common stock, 23,002,490 shares issued and outstanding                230            230
    Additional paid-in capital                                        236,660        236,660
    Retained earnings                                                 112,489        131,617
    Accumulated other comprehensive income (loss)                        (902)           ---
    Treasury stock at cost, 59,600 common shares                       (1,279)        (1,279)
                                                                    ---------      ---------
         Total stockholders' equity                                   347,203        367,233
                                                                    ---------      ---------
                                                                    $ 848,473      $ 781,614
                                                                    =========      =========



            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)


                                                        Three Months Ended
                                                             March 31,
                                                    --------------------------

                                                        2001           2000
                                                    (Unaudited)    (Unaudited)
                                                    -----------    -----------

NET SALES                                            $ 242,629      $ 352,848

COST OF SALES                                          244,372        318,425
                                                     ---------      ---------

    Gross profit (loss)                                 (1,743)        34,423

GENERAL AND ADMINISTRATIVE EXPENSES                     10,010          8,076

SELLING EXPENSES                                         6,158          5,064
                                                     ---------      ---------

    Income (Loss) from operations                      (17,911)        21,283

OTHER INCOME (EXPENSE)
    Interest expense                                    (5,800)        (4,128)
    Accounts receivable securitization costs              (977)        (1,661)
    Equity in losses of unconsolidated affiliate        (2,489)          (850)
    Other, net                                            (977)           327
                                                     ---------      ---------

    Income (Loss) before income taxes                  (28,154)        14,971

PROVISION (BENEFIT) FOR INCOME TAXES                   (10,424)         5,839
                                                     ---------      ---------

    Net income (loss)                                $ (17,730)     $   9,132

PREFERRED STOCK DIVIDENDS                                  476            476
                                                     ---------      ---------

NET INCOME (LOSS) AVAILABLE TO COMMON
   STOCKHOLDERS                                      $ (18,206)     $   8,656
                                                     =========      =========

EARNINGS (LOSS) PER SHARE:
    Basic                                            $   (0.79)     $    0.38
    Diluted                                          $   (0.79)     $    0.38
                                                     =========      =========

CASH DIVIDENDS PER SHARE                             $    0.04      $    0.04
                                                     =========      =========




            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                          Three Months
                                                                         Ended March 31,
                                                                    ------------------------
                                                                       2001           2000
                                                                    ---------      ---------
                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                               $ (17,730)     $   9,132
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities-
      Depreciation and amortization                                     7,919          6,648
      Loss on the sale of assets                                         (230)          (191)
      Bad debt provision                                                1,559            468
      Deferred income taxes                                            (3,116)          (639)
      Equity in losses of unconsolidated affiliate                      2,489            850
      Cash used for restructuring activities                           (1,913)           ---
      Change in operating assets and liabilities:
        Accounts receivable                                           (17,965)       (37,383)
        Inventories                                                    23,206        (62,411)
        Prepaid expenses and other                                         31            580
        Accounts payable and accrued liabilities                       (5,028)         3,717
        Other, net                                                     (1,747)          (841)
                                                                    ---------      ---------

              Net cash used in operating activities                   (12,525)       (80,070)
                                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                               (3,091)       (19,139)
    Net additions to equipment leased to others                       (18,919)        (5,537)
    Net additions to finance contracts                                 (5,852)        (4,414)
    Acquisition, net of cash acquired                                  (6,336)           ---
    Investment in unconsolidated subsidiary                            (1,225)          (916)
    Proceeds from sale of leased equipment and finance contacts        10,810          3,347
    Principal payments received on finance contracts                    2,784          3,077
    Proceeds from the sale of property, plant and equipment                82            626
                                                                    ---------      ---------

              Net cash used in investing activities                   (21,747)       (22,956)
                                                                    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from:
        Long-term debt                                                    ---         12,500
        Long-term revolver                                            124,900        171,900
        Common stock                                                      ---             28
    Payments:
        Long-term debt                                                (10,622)          (776)
        Long-term revolver                                            (70,902)       (80,400)
        Common stock dividends                                           (920)          (920)
        Preferred stock dividends                                        (476)          (476)
                                                                    ---------      ---------

              Net cash  provided by financing activities               41,980        101,856
                                                                    ---------      ---------

NET INCREASE (DECREASE) IN CASH                                         7,708         (1,170)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        4,194         22,484
                                                                    ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  11,902      $  21,314
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

     The Company is continuing its restructuring plan implemented in the fourth quarter of 2000. During the first quarter of 2001, the Company paid $1.2 million related to certain guarantees as well as paid $0.7 million related to the consolidation of certain domestic operations including severance payments of $0.2 million. Details of the restructuring charges and reserve are as follows (in thousands):

                                                                          UTILIZED
                                                     Original      ----------------------      Balance
                                                     Provision       2000          2001        03/31/01
                                                     ---------     --------      --------      --------
Restructuring of majority-owned operations:
    Impairment of long-term assets                   $ 20,819      $(20,819)     $    ---      $    ---
    Loss related to equipment guarantees                8,592           ---        (1,183)        7,409
    Write-down of other assets and other charges        6,927        (4,187)         (730)        2,010
                                                     --------      --------      --------      --------
                                                     $ 36,338      $(25,006)     $ (1,913)     $  9,419
                                                     --------      --------      --------      --------

Restructuring of minority interest operations:
    Impairment of long-term assets                   $  5,832      $ (5,832)     $    ---      $    ---
                                                     --------      --------      --------      --------

Inventory write-down and other charges               $  4,480      $ (3,897)     $    ---      $    583
                                                     --------      --------      --------      --------

Total restructuring and other related charges        $ 46,650      $(34,735)     $ (1,913)     $ 10,002
                                                     ========      ========      ========      ========

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


NOTE 5.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                           Three Months
                                                          Ended March 31,
                                                    ---------------------------
(In thousands)                                         2001             2000
================================================================================
Cash paid during the period for:                            (unaudited)
    Interest                                          $6,220           $3,059
    Income taxes                                         376            5,795
================================================================================

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

                                                Net Income (Loss)       Weighted
                                                    Available            Average      Earnings (Loss)
                                                    To Common            Shares          Per Share
--------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
Three Months Ended March 31, 2001
----------------------------------------------

Basic                                                $(18,206)            23,002          $(0.79)
       Preferred Stock                                    ---                ---
--------------------------------------------------------------------------------------------------------
Diluted                                              $(18,206)            23,002          $(0.79)
========================================================================================================

Three Months Ended March 31, 2000
----------------------------------------------

Basic                                                $  8,656             22,985          $ 0.38
       Preferred Stock                                    297                823
--------------------------------------------------------------------------------------------------------
Diluted                                              $  8,953             23,808          $ 0.38
========================================================================================================

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

     Reportable segment information is as follows (in thousands):

Three Months Ended                                 Retail and        Combined                         Consolidated
March 31, 2001                   Manufacturing    Distribution       Segments        Eliminations        Totals
------------------               -------------    ------------      -----------      ------------     ------------
       (unaudited)
Revenues
   External customers             $   157,990      $    84,639      $   242,629      $       ---      $   242,629
   Intersegment sales                  14,059              254           14,313          (14,313)             ---
                                  -----------      -----------      -----------      -----------      -----------
Total Revenues                    $   172,049      $    84,893      $   256,942      $   (14,313)     $   242,629
                                  ===========      ===========      ===========      ===========      ===========

Income (loss) from Operations     $   (16,755)     $    (1,265)     $   (18,020)     $       109      $   (17,911)
Total Assets                      $   874,982      $   463,578      $ 1,338,560      $  (490,087)     $   848,473

Three Months Ended
March 31, 2000
------------------
        (unaudited)

Revenues
   External customers             $   272,215      $    80,633      $   352,848      $       ---      $   352,848
   Intersegment sales                  25,174              301           25,475          (25,475)             ---
                                  -----------      -----------      -----------      -----------      -----------
Total Revenues                    $   297,389      $    80,934      $   378,323      $   (25,475)     $   352,848
                                  ===========      ===========      ===========      ===========      ===========

Income (loss) from Operations     $    20,034      $     1,838      $    21,872      $      (589)     $    21,283
Total Assets                      $   896,755      $   407,444      $ 1,304,199      $  (400,650)     $   903,549

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

NOTE 9.  REVISION (dollars in thousands)

         This 10-Q/A reflects a reclassification of amounts previously reported in the Company's Form 10-Q filed May 15, 2001, from long-term debt to current maturities of long-term debt. As of March 31, 2001, the Company has $33,682 in current maturities of long-term debt and $266,819 in long-term debt, net of current maturities. The Company's Series C Senior Note in the amount of $22,000 matures March 13, 2002 and was incorrectly classified as part of long-term debt, net of current maturities in the Company's Form 10-Q filed on May 15, 2001. The amount of total debt is not affected by this reclassification. Other than the correction of this balance sheet classification, there are no other changes reflected in this 10-Q/A.


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

         The manufacturing segment's gross profit decreased by 134% primarily as a result of the following factors:

         -  the decrease in sales volume and pricing previously discussed;

         - additional costs related to the start-up of the Company's painting and coating system at its Huntsville, Tennessee plant;

         - a $9.1 million inventory charge related to new and used stock trailers in order to reflect the Company's estimate of net realizable value or cost as discussed below and to accelerate inventory reductions on certain equipment.

         The Company accepts used trailers taken in trade on new trailer transactions in the normal course of business. In accordance with Generally Accepted Accounting Principles (GAAP) and consistent with the Company's accounting policies, used trailer inventories are carried at the lower of their estimated net realizable value or cost. As of March 31, 2001, the Company had $98.2 million of used trailers in inventory. The Company will continue to evaluate the carrying value of its used trailer inventories and to the extent, in the Company's judgment, there is a further decline in used trailer market values such that an adjustment in the Company's financial statements is necessary, the Company will make additional provisions to reflect the lower of cost or market. These adjustments may be material to the financial position or results of operations of the Company in the period for which they are recorded.

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

         Investing Activities

         Net cash used in investing activities of $21.7 million during the first three months of 2001 was primarily due to the following:

         - net investment in the Company's trailer rental and operating lease portfolio of approximately $18.1 million;

         - net decrease in the Company's finance contract portfolio of approximately $6.9 million;

         -  the Breadner Acquisition of $6.3 million; and

         -  capital expenditures of $3.1 million.

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

       * 10.16    2000 Stock Option Plan

         15.01    Report of Independent Public Accountants

(b)      Reports on Form 8-K:

         1. Form 8-K filed January 30, 2001 reporting under Item 5: Press release dated January 18, 2001 announcing the Company's restructuring actions, debt reduction and fourth quarter earnings expectations.


       * Previously filed on Form 10-Q filed on May 15, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WABASH NATIONAL CORPORATION

           Date:  May 14, 2001            By: /s/ Rick B. Davis
                  ------------               -----------------------------------
                                             Rick B. Davis
                                             Corporate Controller
                                             (Principal Accounting Officer)
                                                       And
                                             Duly Authorized Officer