Form 10-Q
period 2001-06-30
WABASH NATIONAL CORP /DE
filed 2001-08-10
CIK 879526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
[X]                    THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 2001
                                       OR
                 TRANSITION REPORT UNDER SECTION 13 0R 15 (d) OF
[ ]                    THE SECURITIES EXCHANGE ACT OF 1934


                        FOR THE TRANSITION PERIOD FROM TO
                         COMMISSION FILE NUMBER: 1-10883


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

                                 YES  X    NO
                                     ----     ----

The number of shares of common stock outstanding at August 9, 2001 was 23,008,034.

                           WABASH NATIONAL CORPORATION

                                      INDEX

                                    FORM 10-Q


PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----
Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets at
            June 30, 2001 and December 31, 2000                              1

            Condensed Consolidated Statements of Operations
            For the three and six months ended June 30, 2001 and 2000        2

            Condensed Consolidated Statements of Cash Flows
            For the six months ended June 30, 2001 and 2000                  3

            Notes to Condensed Consolidated Financial Statements             4

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  18

Item 2.  Changes in Securities and Use of Proceeds                          18

Item 3.  Defaults Upon Senior Securities                                    18

Item 4.  Submission of Matters to a Vote of Security Holders                18

Item 5.  Other Information                                                  18

Item 6.  Exhibits and Reports on Form 8-K                                   18

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                     June 30,     December 31,
                                                                      2001           2000
                                                                   ----------     -----------
                                                                   (Unaudited)      (Note 1)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                       $  23,300      $   4,194
    Accounts receivable, net                                           42,031         49,320
    Current portion of finance contracts                               10,602         11,544
    Inventories                                                       311,003        330,326
    Refundable income taxes                                            16,230          5,552
    Prepaid expenses and other                                         21,448         18,478
                                                                    ---------      ---------
         Total current assets                                         424,614        419,414
                                                                    ---------      ---------

PROPERTY, PLANT AND EQUIPMENT, net                                    214,121        216,901
                                                                    ---------      ---------

EQUIPMENT LEASED TO OTHERS, net                                        88,199         52,001
                                                                    ---------      ---------

FINANCE CONTRACTS, net of current portion                              39,065         44,906
                                                                    ---------      ---------

INTANGIBLE ASSETS, net                                                 44,008         31,123
                                                                    ---------      ---------

OTHER ASSETS                                                           15,661         17,269
                                                                    ---------      ---------
                                                                    $ 825,668      $ 781,614
                                                                    =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITES:
    Current maturities of long-term debt                            $  33,814      $  12,134
    Accounts payable                                                   82,676         94,118
    Accrued liabilities                                                47,892         42,440
                                                                    ---------      ---------
         Total current liabilities                                    164,382        148,692
                                                                    ---------      ---------

LONG-TERM DEBT, net of current maturities                             279,317        226,126
                                                                    ---------      ---------

DEFERRED INCOME TAXES                                                  23,666         23,644
                                                                    ---------      ---------

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES                         29,752         15,919
                                                                    ---------      ---------

STOCKHOLDERS' EQUITY:
    Preferred stock, 482,041 shares issued and outstanding with
          an aggregate liquidation value of $30,600                         5              5
    Common stock, 23,008,034 and 23,002,490 shares issued and             230            230
       outstanding , respectively
    Additional paid-in capital                                        236,729        236,660
    Retained earnings                                                  92,976        131,617
    Accumulated other comprehensive loss                                 (110)           ---
    Treasury stock at cost, 59,600 common shares                       (1,279)        (1,279)
                                                                    ---------      ---------
         Total stockholders' equity                                   328,551        367,233
                                                                    ---------      ---------
                                                                    $ 825,668      $ 781,614
                                                                    =========      =========



            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)


                                                             Three Months                 Six Months
                                                            Ended June 30,               Ended June 30,
                                                       ------------------------      ------------------------
                                                         2001           2000           2001           2000
                                                       ---------      ---------      ---------      ---------
                                                              (Unaudited)                   (Unaudited)

NET SALES                                              $ 212,172      $ 358,729      $ 454,801      $ 711,577

COST OF SALES                                            212,198        324,684        456,570        643,109
                                                       ---------      ---------      ---------      ---------

      Gross profit (loss)                                    (26)        34,045         (1,769)        68,468

GENERAL AND ADMINISTRATIVE EXPENSES                       15,521          8,669         25,531         16,746

SELLING EXPENSES                                           6,560          5,254         12,718         10,318
                                                       ---------      ---------      ---------      ---------

      Income (Loss) from operations                      (22,107)        20,122        (40,018)        41,404

OTHER INCOME (EXPENSE):
      Interest expense                                    (5,360)        (5,643)       (11,160)        (9,772)
      Accounts receivable securitization costs              (449)        (1,736)        (1,426)        (3,396)
      Equity in losses of unconsolidated affiliate        (1,844)          (750)        (4,333)        (1,600)
      Other, net                                             843            326           (134)           653
                                                       ---------      ---------      ---------      ---------

      Income (Loss) before income taxes                  (28,917)        12,319        (57,071)        27,289

PROVISION (BENEFIT) FOR INCOME TAXES                     (10,800)         4,804        (21,224)        10,643
                                                       ---------      ---------      ---------      ---------

      Net income (loss)                                $ (18,117)     $   7,515      $ (35,847)     $  16,646

PREFERRED STOCK DIVIDENDS                                    476            476            952            951
                                                       ---------      ---------      ---------      ---------
NET INCOME (LOSS) AVAILABLE TO COMMON
    STOCKHOLDERS                                       $ (18,593)     $   7,039      $ (36,799)     $  15,695
                                                       =========      =========      =========      =========

EARNINGS (LOSS) PER SHARE:
      Basic                                            $   (0.81)     $    0.31      $   (1.60)     $    0.68
      Diluted                                          $   (0.81)     $    0.31      $   (1.60)     $    0.68
                                                       =========      =========      =========      =========

Cash dividends per share                               $    0.04      $    0.04      $    0.08      $    0.08
                                                       =========      =========      =========      =========





            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                           Six Months
                                                                         Ended June 30,
                                                                    ------------------------
                                                                      2001           2000
                                                                    ---------      ---------
                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                               $ (35,847)     $  16,646
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities-
      Depreciation and amortization                                    16,420         13,729
      Gain on the sale of assets                                          (69)          (126)
      Bad debt provision                                                7,795          1,329
      Deferred income taxes                                            (3,128)           402
      Equity in losses of unconsolidated affiliate                      4,333          1,600
      Cash used for restructuring activities                           (5,156)           ---
      Change in operating assets and liabilities:
        Accounts receivable                                            10,366        (48,894)
        Inventories                                                    27,509        (94,986)
        Refundable income taxes                                       (10,678)          (400)
        Prepaid expenses and other                                        351            286
        Accounts payable and accrued liabilities                      (16,403)        (3,151)
        Other, net                                                     (6,221)         1,520
                                                                    ---------      ---------
              Net cash used in operating activities                   (10,728)      (112,045)
                                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                               (4,300)       (38,372)
    Net additions to equipment leased to others                       (35,073)       (23,986)
    Net additions to finance contracts                                 (9,628)        (9,709)
    Acquisition, net of cash acquired                                  (6,336)           ---
    Investment in unconsolidated subsidiary
                                                                       (2,550)        (1,283)
    Proceeds from sale of leased equipment and finance contacts        29,054          5,436
    Principal payments received on finance contracts                    5,218          6,244
    Proceeds from the sale of property, plant and equipment               124            626
                                                                    ---------      ---------
              Net cash used in investing activities                   (23,491)       (61,044)
                                                                    ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from:
        Short-term borrowings                                             ---         50,000
        Long-term debt                                                    ---         12,500
        Long-term revolver                                            249,598        263,200
        Common stock                                                       69             28
    Payments:
        Long-term debt                                                (11,348)        (1,759)
        Long-term revolver                                           (182,202)      (160,732)
        Common stock dividends                                         (1,840)        (1,839)
        Preferred stock dividends                                        (952)          (952)
                                                                    ---------      ---------
              Net cash  provided by financing activities               53,325        160,446
                                                                    ---------      ---------
NET INCREASE (DECREASE) IN CASH                                        19,106        (12,643)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        4,194         22,484
                                                                    ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  23,300      $   9,841
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

         In the opinion of the registrant, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of the Company at June 30, 2001 and December 31, 2000 and its results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.       Foreign Currency Accounting

         The financial statements of the Company's Canadian subsidiary are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and a weighted-average exchange rate during the period for revenue and expense accounts. The resulting translation adjustments are recorded as a component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in Other, net in the Company's Condensed Consolidated Statements of Operations.

b.       Comprehensive Income (Loss)

         The Company's comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments. The Company's net income (loss) and total comprehensive income (loss) were ($18.1) million and ($17.3) million, respectively for the three months ended June 30, 2001 and $7.5 million and $7.5 million, respectively for the same period in the prior year. The Company's net income (loss) and total comprehensive income (loss) were ($35.8) million and ($36.0) million, respectively for the six months ended June 30, 2001 and $16.6 million and $16.6 million, respectively for the same period in the prior year.

c.       New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities which was subsequently amended by SFAS 137 and SFAS 138. These Statements require that all derivative instruments be recorded on the balance sheet at their fair value. This standard is effective for the Company's financial statements beginning January 1, 2001. The adoption of SFAS 133 did not have an effect on the Company's annual results of operations or its financial position.

         In June 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This Statement requires companies to cease the amortization of goodwill and establishes a new method of testing goodwill for impairment. This standard is effective for the Company's financial statements beginning January 1, 2002. The Company's goodwill amortization for the three and six months ended June 30, 2001 was $0.4 million and $0.8 million, respectively, in advance of implementing the provisions within this statement. The Company is currently evaluating this Statement's requirement for testing goodwill impairment and the related impact, if any, to the Company's results of operations and financial position.

d.       Inventories

         Inventories consisted of the following (in thousands):

                                                  June 30,       December 31,
                                                    2001             2000
                                                 -----------     ------------
                                                 (Unaudited)
         Raw material and components               $ 59,270        $ 84,167
         Work in process                             19,900          18,765
         Finished goods                             105,396          93,332
         Aftermarket parts                           31,685          33,566
         Used trailers                               94,752         100,496
                                                   --------        --------
                                                   $311,003        $330,326
                                                   ========        ========

e.       Reclassifications

         Certain items previously reported in specific condensed consolidated financial statement captions have been reclassified to conform with the 2001 presentation.


NOTE 3.  SUPPLEMENTAL CASH FLOW INFORMATION
                                                         Six Months
                                                        Ended June 30,
                                                 ---------------------------
(In thousands)                                      2001             2000
-----------------------------------------------------------------------------
Cash paid during the period for:                         (Unaudited)
    Interest                                      $10,487         $  8,635
    Income taxes                                      562           17,529
-----------------------------------------------------------------------------

NOTE 4.  RESTRUCTURING AND OTHER RELATED CHARGES

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

         The Company is continuing its restructuring plan implemented in the fourth quarter of 2000. During the six-month period ended June 30, 2001, the Company paid $4.3 million related to certain guarantees as well as paid $0.9 million related to the consolidation of certain domestic operations including severance payments of $0.2 million. Details of the restructuring charges and reserve are as follows (in thousands):

                                                                             UTILIZED
                                                     Original        -----------------------       Balance
                                                     Provision         2000          2001          06/30/01
                                                     ---------       --------      ---------       --------
Restructuring of majority-owned operations:
    Impairment of long-term assets                    $ 20,819       $(20,819)      $    ---       $    ---
    Loss related to equipment guarantees                 8,592            ---         (4,264)         4,328
    Write-down of other assets and other charges         6,927         (4,187)          (892)         1,848
                                                      --------       --------       --------       --------

                                                      $ 36,338       $(25,006)      $ (5,156)      $  6,176
                                                      --------       --------       --------       --------

Restructuring of minority interest operations:
    Impairment of long-term assets                    $  5,832       $ (5,832)      $    ---       $    ---
                                                      --------       --------       --------       --------

Inventory write-down and other charges                $  4,480       $ (3,897)      $    ---       $    583
                                                      --------       --------       --------       --------

Total restructuring and other related charges         $ 46,650       $(34,735)      $ (5,156)      $  6,759
                                                      ========       ========       ========       ========

         As of June 30, 2001, the Company has a restructuring reserve of $6.8 million included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. The Company anticipates completion of its restructuring activities during 2001.

NOTE 5.  SEGMENTS

         Under the provisions of SFAS No. 131, the Company has two reportable business segments; manufacturing and retail and distribution operations. The manufacturing segment principally produces and sells new trailers to customers who purchase trailers direct or through independent dealers and for the retail and distribution segment. The retail and distribution segment sells new and used trailers, aftermarket parts, performs service repair on used trailers and provides rental, leasing and financing activity through its retail branch network. In December 2000, the Company combined its rental, leasing and finance activities into a separate product line within the retail and distribution segment. As a result, the 2000 presentation has been restated to conform to the 2001 presentation.

         Reportable segment information is as follows (in thousands):

THREE MONTHS ENDED                            Retail and        Combined        Consolidated
JUNE 30, 2001             Manufacturing      Distribution       Segments        Eliminations         Totals
-------------             -------------      ------------      -----------      ------------       -----------
 (unaudited)
Revenues
   External customers      $   127,424       $    84,748       $   212,172       $       ---       $   212,172
   Intersegment sales           21,849               353            22,202           (22,202)              ---
                           -----------       -----------       -----------       -----------       -----------
Total Revenues             $   149,273       $    85,101       $   234,374       $   (22,202)      $   212,172
                           ===========       ===========       ===========       ===========       ===========

Income (loss) from         $   (18,883)      $    (2,764)      $   (21,647)      $      (460)      $   (22,107)
Operations
Total Assets               $   866,950       $   451,877       $ 1,318,827       $  (493,159)      $   825,668

THREE MONTHS ENDED
JUNE 30, 2000
-------------
 (Unaudited)
Revenues
   External customers      $   270,502       $    88,227       $   358,729       $       ---       $   358,729
   Intersegment sales           26,433            (2,128)           24,305           (24,305)              ---
                           -----------       -----------       -----------       -----------       -----------
Total Revenues             $   296,935       $    86,099       $   383,034       $   (24,305)      $   358,729
                           ===========       ===========       ===========       ===========       ===========

Income (loss) from         $    19,534       $     1,948       $    21,482       $    (1,360)      $    20,122
Operations
Total Assets               $   951,757       $   442,770       $ 1,394,527       $  (426,149)      $   968,378

SIX MONTHS ENDED
JUNE 30, 2001
-------------
 (Unaudited)
Revenues
   External customers      $   285,413       $   169,388       $   454,801       $       ---       $   454,801
   Intersegment sales           35,908               607            36,515           (36,515)              ---
                           -----------       -----------       -----------       -----------       -----------
Total Revenues             $   321,321       $   169,995       $   491,316       $   (36,515)      $   454,801
                           ===========       ===========       ===========       ===========       ===========

Income (loss) from         $   (35,639)      $    (4,028)      $   (39,667)      $      (351)      $   (40,018)
Operations
Total Assets               $   866,950       $   451,877       $ 1,318,827       $  (493,159)      $   825,668

SIX MONTHS ENDED
JUNE 30, 2000
-------------
 (Unaudited)
Revenues
   External customers      $   542,717       $   168,860       $   711,577       $       ---       $   711,577
   Intersegment sales           51,607            (1,827)           49,780           (49,780)              ---
                           -----------       -----------       -----------       -----------       -----------
Total Revenues             $   594,324       $   167,033       $   761,357       $   (49,780)      $   711,577
                           ===========       ===========       ===========       ===========       ===========

Income (loss) from         $    39,567       $     3,786       $    43,353       $    (1,949)      $    41,404
Operations
Total Assets               $   951,757       $   442,770       $ 1,394,527       $  (426,149)      $   968,378

NOTE 6.  ACQUISITION

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

NOTE 7.  EARNINGS (LOSS) PER SHARE

         Earnings (loss) per share (EPS) are computed in accordance with SFAS No. 128, Earnings per Share. A reconciliation of the numerators and denominators of the basic EPS computations, as required by SFAS No. 128, is presented below. The Company did not include the effect of other securities that could be converted into common in its calculation of diluted EPS for the three and six months ended June 30, 2001 and June 30, 2000, since their inclusion would have resulted in an antidilutive effect. As a result, basic and diluted EPS are equal for the periods presented below. (Amounts in thousands except per share amounts):

                                                         Three Months                      Six Months
                                                        Ended June 30,                    Ended June 30,
                                                  --------------------------       --------------------------
                                                    2001              2000           2001              2000
                                                  --------          --------       ---------          -------
                                                                           (Unaudited)
Net Income (Loss)                                 $(18,117)         $  7,515       $ (35,847)         $16,646
Less: Preferred Stock Dividends                        476               476             952              951
                                                  --------          --------       ---------          -------
Basic and Diluted Net Income (Loss)
    Available to Common                           $(18,593)         $  7,039       $ (36,799)         $15,695
                                                  ========          ========       =========          =======

Weighted Average Shares                             23,004            22,987          23,003           22,986
                                                  ========          ========       =========          =======

Basic and Diluted EPS                             $  (0.81)         $   0.31       $   (1.60)         $  0.68
                                                  ========          ========       =========          =======


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

         From January 22, 1999 through February 24, 1999, five purported class action complaints were filed against the Company and certain of its officers in the United States District Court for the Northern District of Indiana. The complaints purported to be brought on behalf of a class of investors who purchased the Company's common stock between April 20, 1998 and January 15, 1999. The complaints alleged that the Company violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Act by disseminating false and misleading financial statements and reports respecting the first three quarters of the Company's fiscal year 1998. The complaints sought unspecified compensatory damages and attorney's fees, as well as other relief. In addition, on March 23, 1999, another purported class action lawsuit was also filed in the United States District Court for the Northern District of Indiana, naming the Company, its directors and the underwriters of the Company's April 1998 public offering. That complaint alleged that the Company and the individual defendants violated Section 11 of the Securities Act of 1933, and that the Company, the individual defendants as "controlling persons" of the Company, and the underwriters are liable under Section 12 of that Act, by making untrue statements of material fact and omitting material facts from the prospectus used in that offering. The complaint sought unspecified compensatory damages and attorney's fees, as well as other relief. Both the Securities Exchange Act complaints and the Securities Act complaint arise out of the restatement of the Company's financial statements for the first three quarters of 1998. At a hearing on May 10, 1999 and in an order entered on June 22, 1999, Judge Allen Sharp consolidated the six pending cases under the caption In re Wabash National Corporation Securities Litigation, No. 4:99CV0003AS.

         On March 29, 2001, all plaintiffs voluntarily withdrew their claims arising under Sections 10 (b) and 20 (a) of the Securities and Exchange Act of 1934 (the "1934 Act Claims"), when a Stipulation of Dismissal with Prejudice was filed with the Court. On April 2, 2001, the Court entered an Order of Dismissal giving effect to the Stipulation of Dismissal. As a result of that dismissal, the only claims remaining in the case were those brought by purchasers of shares in the Company's public offering on April 23, 1998 (i.e., claims arising under Sections 11 and 12 of the Securities Act of 1933). On April 17, 2001, the Company announced that it had reached an agreement that terminates the remaining elements of the shareholder litigation brought against the Company. Under the agreement, which is subject to court approval, the Company will pay $500,000 into a fund from which purchasers of stock in the Company's 1998 public offering and who satisfy certain criteria will be entitled to recover $0.33 per share. Unclaimed monies remaining in the fund, after attorney's fees and expenses are paid, will be returned to the Company. Also on April 17, 2001, the Court entered an order dismissing the action without prejudice to the right of any party upon good cause shown within ninety days to vacate the order and reopen the action if the settlement is not consummated. On July 16, 2001, the Court entered an order extending that period until November 1, 2001. The parties are currently preparing the filings necessary to complete the settlement process.

b.       Environmental

         The Company generates and handles certain material, wastes and emissions in the normal course of operations that are subject to various and evolving Federal, state and local environmental laws and regulations.

         The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for the treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of June 30, 2001, the estimated potential exposure for such costs ranges from approximately $0.5 million to approximately $1.7 million, for which the Company has a reserve of approximately $0.9 million. These reserves were primarily recorded for exposures associated with the costs of environmental remediation projects to address soil and ground water contamination as well as the costs of removing underground storage tanks at its branch service locations. The possible recovery of insurance proceeds has not been considered in the Company's estimated contingent environmental costs.

         In the second quarter 2000, the Company received a grand jury subpoena requesting certain documents relating to the discharge of wastewaters into the environment at a Wabash facility in Huntsville, Tennessee. The subpoena sought the production of documents and related records concerning the design of the facility's discharge system and the particular discharge in question. On April 17, 2000, the Company received a Notice of Violation/Request for Incident Report from the Tennessee Department of Environmental Conservation (TDEC) with respect to the same matter. On September 6, 2000, the Company received an Order and Assessment from TDEC directing the Company to pay a fine of $100,000 for violations of Tennessee environmental requirements as a result of the discharge. The Company filed an appeal of the Order and Assessment on October 10, 2000. On May 16, 2001, the Company received a second grand jury subpoena that sought the production of additional documents relating to the discharge in question. The Company has provided documents in response to that subpoena. The Company is fully cooperating with state and federal officials with respect to their respective investigations into the matter. At this time, the Company is unable to predict the outcome of federal grand jury inquiry into this matter, but does not believe it will result in a material adverse effect on its financial position or future results of operations; however, at this early stage of the proceedings, no assurance can be given as to the ultimate outcome of the case.

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

c.       Used Trailer Restoration Program

         During 1999, the Company reached a settlement with the Internal Revenue Service related to federal excise tax on certain used trailers restored by the Company during 1996 and 1997. The Company continued the restoration program with the same customer since 1997. The customer has indemnified the Company for any potential excise tax assessed by the IRS for years subsequent to 1997. The IRS has substantially completed their audit work with respect to certain used trailers restored by the Company during 1998 and 1999. The Company anticipates receiving a notice of assessment related to such matters during 2001. The Company has recorded a liability and a corresponding receivable of approximately $8.1 million and $7.9 million in the accompanying condensed Consolidated Balance Sheets at June 30, 2001 and December 31, 2000, respectively.

d.       Possible Management Actions in Light of Industry Conditions

         In response to the continued weakness in the truck trailer manufacturing industry and the Company's recent results, management is currently evaluating strategies to improve its operating results and financial position. In July 2001, the Company issued Worker Adjustment and Retraining Notification Act (WARN) notices to the employees of its Fort Madison, Iowa and Huntsville, Tennessee manufacturing plants informing them of the potential closure or temporary shutdown of these two plants. Combined, these two plants accounted for less than 20% of the Company's production for the six months ended June 30, 2001. In addition, the Company is evaluating its investment in used trailer inventory given current market conditions and is pursuing strategies to reduce this investment and associated carrying costs. The Company's Board of Directors must approve any decisions relative to the above strategies before any action can be taken. To the extent these strategies are approved and implemented, the impact of these actions could have a material impact on the Company's financial position and operating results in the period incurred.

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

RESULTS OF OPERATIONS

         Under the provisions of SFAS No. 131, the Company has two reportable business segments; manufacturing and retail and distribution operations. The manufacturing segment principally produces and sells new trailers to customers who purchase trailers direct or through independent dealers and for the retail and distribution segment. The retail and distribution segment sells new and used trailers, aftermarket parts, performs service repair on used trailers and provides rental, leasing and financing activity through its retail branch network. In December 2000, the Company combined its rental, leasing and finance activities into a separate product line within the retail and distribution segment. As a result, the 2000 presentation has been restated to conform to the 2001 presentation.

         Net Sales

         Consolidated net sales for the second quarter of 2001 decreased approximately $146.6 million or 40.9% compared to the same period in 2000 and decreased $256.8 million or 36.1% for the six-month period ended June 30, 2001 compared with the same period in the prior year. This decrease primarily reflects lower sales activity in the Company's manufacturing segment as sales in the retail and distribution segment were approximately level with prior year sales.

         The manufacturing segment's external net sales decreased 52.9% or $143.1 million in the second quarter of 2001 compared to the same period in 2000 and were $257.3 million or 47.4% lower for the six-month period ended June 30, 2001 compared to the same period in 2000. These decreases were driven primarily by a 53.1% decrease (7,500 units vs. 16,000 units) and a 46.4% decrease (17,000 units vs. 31,700 units) in the number of new trailers sold during the three and six-month periods ended June 30, 2001 compared to the same periods in 2000, respectively. The Company's proprietary DuraPlate(R) trailer continued to comprise the majority of the Company's production at over 70% during the quarter. At June 30, 2001, the Company's backlog of orders was approximately $450 million, over 65% of which is related to the DuraPlate trailer. During 2001, the Company's manufacturing segment continued to be negatively impacted by overall economic conditions including the current recessionary environment of the U.S. manufacturing sector and, more specifically, the transportation industry, which has been plagued by a general slowing in freight tonnage. According to a Federal Reserve report released on July 17, 2001, production at factories, mines and utilities slipped for the ninth straight month in June, the longest stretch of negative readings since 1982. In addition, manufacturing capacity utilization was the lowest since August 1983.

         The retail and distribution segment's external net sales decreased 3.9% or $3.5 million in the second quarter of 2001 compared to the same period in 2000 and were $0.5 million or 0.3% higher for the six-month period ended June 30, 2001 compared to the same period in 2000. The change in net sales was primarily attributable to increased net sales from new branch and rental centers opened since the first and second quarters of 2000. The total number of store locations as of March 31, 2001 and June 30, 2001 was 47 and 49 respectively, as compared to 37 and 37, respectively for the same periods in the prior year. The increase in the net sales associated with these new locations was offset by a 46.2% and 33.2% decline in external net sales in same store sales for the three and six month periods ended June 30, 2001 as compared to the same periods in the previous year.

         Gross Profit (Loss)

         Gross profit (loss) as a percentage of sales totaled 0.0% for the second quarter of 2001 compared to 9.5% for the same period in 2000 and totaled (0.4%) for the six-month period ended June 30, 2001 compared to 9.6% for the same period in 2000 primarily due to the manufacturing segment, as discussed below:

         -     the decrease in sales volume previously discussed;
         - additional costs related to the start-up of the Company's painting and coating system at its Huntsville, Tennessee plant;
         - charges of $9.1 million in the first quarter and $5.9 million in the second quarter of 2001 related to new and used stock trailers in order to reflect the Company's estimate of net realizable value or cost.

         The Company accepts used trailers taken in trade on new trailer transactions in the normal course of business. In accordance with Generally Accepted Accounting Principles (GAAP) and consistent with the Company's accounting policies, used trailer inventories are carried at the lower of their estimated net realizable value or cost. As of June 30, 2001, the Company had $94.8 million of used trailers in inventory. The Company will continue to evaluate the carrying value of its used trailer inventories and to the extent, in the Company's judgment, there is a further decline in used trailer market values such that an adjustment in the Company's financial statements is necessary the Company will make additional provisions to reflect the inventory at its lower of cost or market. These adjustments may be material to the financial position or results of operations of the Company in the period they are recorded.

         These factors were partially offset by the continued increase in the proportion of sales from proprietary products such as the DuraPlate trailer.

         Income (Loss) From Operations

         Income (loss) from operations as a percentage of sales for the second quarter of 2001 was (10.4%) compared to 5.6% for the same period in 2000 and was (8.8%) for the six-month period ended June 30, 2001 compared to 5.8% for the same period in 2000. Income (loss) from operations in 2001 was impacted primarily by a decrease in gross profit previously discussed and increased selling, general and administrative costs. The increase in selling, general and administrative expenses was primarily a result of a $4.0 million charge to earnings during the second quarter of 2001 related to a collection dispute with one of the Company's customers, along with increased expenses associated with the Company's effort to increase sales activity in its aftermarket parts, service and trailer rental, leasing and finance businesses and the acquisition of the Canadian retail branch operations in January. Subsequent to the end of the second quarter, the Company settled the aforementioned collection dispute and, as a result of this settlement, determined the $4.0 million reserve recorded during the period to be adequate.

         In response to the continued weakness in the truck trailer manufacturing industry and the Company's recent results, management is currently evaluating strategies to improve its operating results and financial position. In July 2001, the Company issued Worker Adjustment and Retraining Notification Act (WARN) notices to the employees of its Fort Madison, Iowa and Huntsville, Tennessee manufacturing plants informing them of the potential closure or temporary shutdown of these two plants. Combined, these two plants accounted for less than 20% of the Company's production for the six months ended June 30, 2001. In addition, the Company is evaluating its investment in used trailer inventory given current market conditions and is pursuing strategies to reduce this investment and associated carrying costs. The Company's Board of Directors must approve any decisions relative to the above strategies before any action can be taken. To the extent these strategies are approved and implemented, the impact of these actions could have a material impact on the Company's financial position and operating results in the period incurred.

         Other Income (Expense)

         Interest expense for the three month period ended June 30, 2001 totaled $5.4 million compared to $5.6 million in the same period in 2000 and was $11.2 million for the six month period ended June 30, 2001 compared to $9.8 million during the same period in 2000. This increase during the first six months of 2001 primarily reflects higher borrowings on the Company's revolving credit facility during 2001 as a result of decreased proceeds from the Company's trade receivable securitization facility along with increased investing activities.

         Equity in losses of unconsolidated affiliate for the three month period ended June 30, 2001 totaled $1.8 million compared to $0.8 million in the same period in 2000 and was $4.3 million for the six month period ended June 30, 2001 as compared to $1.6 million during the same period in 2000. During January 2001, the Company assumed the remaining ownership interest in Europaische Trailerzug Beteiligunsgessellshaft mbH (ETZ) from the majority shareholder. As a result, the Company has reflected 100% of ETZ's operating results during 2001 and 25.1% during the same period in the previous year. The Company intends to pursue the orderly divestiture of ETZ during 2001 and will record 100% of ETZ's operating results until the divestiture is complete.

         Other, net primarily includes miscellaneous interest income and gain
(loss) on foreign currency transactions. The foreign currency transactions primarily reflect realized and unrealized adjustments of certain receivables and payables from the Company's recently acquired Canadian subsidiary. Also included in Other, net for the six month period ended June 30, 2001 is a $0.5 million charge related to the settlement of the Company's shareholder litigation suit that occurred during the first quarter of 2001.

         Taxes

         The provision (benefit) for income taxes for the three month period ended June 30, 2001 and 2000 of ($10.8) million and $4.8 million respectively, represents 37.3% and 39.0% of pre-tax income (loss) for the periods. The effective tax rates are higher than the Federal statutory rates of 35% due primarily to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         As presented in the Condensed Consolidated Statements of Cash Flows, the Company's cash position increased $19.1 million during the six month period ended June 30, 2001 from $4.2 million in cash and cash equivalents at December 31, 2000 to $23.3 million at June 30, 2001. This increase was due to cash provided by financing activities of $53.3 million partially offset by cash used in operating and investing activities of $34.2 million.

         Operating Activities

         Net cash used in operating activities of $10.7 million during the first six months of 2001 consisted of the net loss during the period partially offset by the add-back of certain non-cash charges and a decrease in working capital. Non-cash charges primarily consisted of depreciation and amortization and the provision for bad debt which included the aforementioned $4.0 million charge related to a collection dispute. Working capital decreased during the period due to the Company's continued focus on reducing its days sales outstanding in receivables and minimizing raw material inventory levels required in manufacturing. Also included in the decrease in inventory is the aforementioned $15.0 million charge during the period related to the Company's inventory valuation writedown, primarily attributed to used trailers. In addition, contributing to the change in accounts receivable is a decrease in the amount outstanding under the Company's accounts receivable securitization facility. As of June 30, 2001, $35.5 million was outstanding under this facility, compared to $69.4 million outstanding as of December 31, 2000.

         Investing Activities

         Net cash used in investing activities of $23.5 million during the first six months of 2001 was primarily due to the following:

         - Additional investment in the Company's trailer rental and operating lease portfolio of approximately $35.1 million, partially offset by proceeds of $17.5 million received during the second quarter under the rental fleet sale and leaseback facility;
         - net decrease in the Company's finance contract portfolio of approximately $5.5 million;
         -     the Breadner Acquisition of $6.3 million; and
         -     capital expenditures of $4.3 million.

         The Company anticipates capital expenditures to be less than $10 million over the next twelve months.

         Financing Activities

         Net cash provided by financing activities was $53.3 million during the first six months of 2001 was primarily due to a net increase in total long-term debt of $56.1 million partially offset by the payment of common stock dividends and preferred stock dividends of $2.8 million in the aggregate. The increase in total debt primarily reflects debt incurred with the Breadner Acquisition and additional borrowings under the Company's unsecured revolving bank line of credit.

         At June 30, 2001, the Company had available borrowing capacity under its revolving credit facilities of approximately $20 million as compared to $90 million at December 31, 2000. This decrease is primarily due to the impact of decreasing availability under the Company's accounts receivable securitization facility, as mentioned previously. In addition, the Company's liquidity was further impacted by the maturity of the Company's 364-day facility and operating losses incurred by the business during the period. During the third quarter, the Company expects to replace its accounts receivable securitization facility as well as fund additional equipment under its existing rental fleet sale and leaseback facility. The Company believes that these facilities, combined with other financing transactions and improved cash flow from operations, will be adequate to meet its anticipated requirements related to capital expenditures, dividend and interest payments and working capital requirements.

BACKLOG

         The Company's backlog of orders was approximately $450 million and $640 million at June 30, 2001 and December 31, 2000, respectively. The Company expects to fill a majority of its backlog within the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities which was subsequently amended by SFAS 137 and SFAS 138. These Statements require that all derivative instruments be recorded on the balance sheet at their fair value. This standard is effective for the Company's financial statements beginning January 1, 2001. The adoption of SFAS 133 did not have an effect on the Company's annual results of operations or its financial position.

         In June 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This Statement requires companies to cease the amortization of goodwill and establishes a new method of testing goodwill for impairment. This standard is effective for the Company's financial statements beginning January 1, 2002. The Company's goodwill amortization for the three and six months ended June 30, 2001 was $0.4 million and $0.8 million, respectively, in advance of implementing the provisions within this statement. The Company is currently evaluating this Statement's requirement for testing goodwill impairment and the related impact, if any, to the Company's results of operations and financial position.

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

b.       Interest Rates

         As of June 30, 2001, the Company had approximately $85.6 million of London Interbank Rate (LIBOR) based debt outstanding under its Revolving Credit Facility, $48.6 million of proceeds from its rental fleet sale and leaseback agreement which calls for LIBOR based interest payments and $35.5 million of proceeds from its accounts receivable securitization facility, which also requires LIBOR based interest payments. A hypothetical 100 basis-point increase in the floating interest rate from the current level would correspond to a $1.7 million increase in interest expense over a one-year period. This sensitivity analysis does not account for the change in the Company's competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

c.       Foreign Exchange Rates

         The Company has historically entered into foreign currency forward contracts (principally against the German Deutschemark and French Franc) to hedge the net receivable/payable position arising from trade sales (including lease revenues) and purchases with regard to the Company's international activities. In addition, in light of the Breadner Acquisition, the Company is reviewing its foreign currency exposure related to the Canadian dollar. The Company does not hold or issue derivative financial instruments for speculative purposes. As of June 30, 2001, the Company had no foreign currency forward contracts outstanding.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Footnote 8 to the Condensed Consolidated Financial Statements for information related to Legal Proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of security-holders on May 15, 2001, at which time the following nominees were elected to the Board of
Directors:


                                                              WITHHOLD AUTHORITY
         NOMINEES                          FOR                     TO VOTE
         --------                          ---                     -------
         Richard E. Dessimoz            18,797,089                3,950,115
         Donald J. Ehrlich              18,954,619                3,792,585
         John T. Hackett                21,375,800                1,371,404
         E. Hunter Harrison             22,328,950                  418,254
         Mark R. Holden                 18,792,407                3,954,797
         Ludvik F. Koci                 21,480,627                1,266,577


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         10.01 Consulting and Non-Competition Agreement dated July 16, 2001 between Donald J. Ehrlich and Wabash National Corporation.

         15.01   Report of Independent Public Accountants

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WABASH NATIONAL CORPORATION

      Date:  August 9, 2001              By:  /s/ Rick B. Davis
             --------------                   -----------------
                                              Rick B. Davis
                                              Corporate Controller
                                              (Principal Accounting Officer)
                                                            And
                                              Duly Authorized Officer