Form 10-Q
period 2001-09-30
WABASH NATIONAL CORP /DE
filed 2001-11-14
CIK 879526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     [X]                 THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                                       OR
                 TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
     [ ]                 THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM _________ TO __________
                         COMMISSION FILE NUMBER: 1-10883


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

The number of shares of common stock outstanding at November 14, 2001 was 23,010,293.

                           WABASH NATIONAL CORPORATION

                                      INDEX

                                    FORM 10-Q


PART I - FINANCIAL INFORMATION                                            Page
                                                                          ----

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets at
              September 30, 2001 and December 31, 2000                      1

              Condensed Consolidated Statements of Operations
              for the three and nine months ended
              September 30, 2001 and 2000                                   2

              Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 30, 2001 and 2000         3

              Notes to Condensed Consolidated Financial Statements          4

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        18


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 19

Item 2.  Changes in Securities and Use of Proceeds                         19

Item 3.  Defaults Upon Senior Securities                                   19

Item 4.  Submission of Matters to a Vote of Security Holders               19

Item 5.  Other Information                                                 19

Item 6.  Exhibits and Reports on Form 8-K                                  19

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                    September 30,   December 31,
                                                                        2001           2000
                                                                    ------------    -----------
                                                                     (Unaudited)      (Note 1)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                        $  17,360       $   4,194
    Accounts receivable, net                                            77,802          49,320
    Current portion of finance contracts                                10,015          11,544
    Inventories                                                        238,974         330,326
    Refundable income taxes                                             25,765           5,552
    Prepaid expenses and other                                          32,132          18,478
                                                                     ---------       ---------
         Total current assets                                          402,048         419,414
                                                                     ---------       ---------

PROPERTY, PLANT AND EQUIPMENT, net                                     169,119         216,901
                                                                     ---------       ---------

EQUIPMENT LEASED TO OTHERS, net                                         71,162          52,001
                                                                     ---------       ---------

FINANCE CONTRACTS, net of current portion                               40,456          44,906
                                                                     ---------       ---------

INTANGIBLE ASSETS, net                                                  42,824          31,123
                                                                     ---------       ---------

OTHER ASSETS                                                            31,502          17,269
                                                                     ---------       ---------
                                                                     $ 757,111       $ 781,614
                                                                     =========       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt                             $ 135,982       $  12,134
    Accounts payable                                                    75,454          94,118
    Accrued liabilities                                                 46,493          42,440
                                                                     ---------       ---------
         Total current liabilities                                     257,929         148,692
                                                                     ---------       ---------

LONG-TERM DEBT, net of current maturities                              188,389         226,126
                                                                     ---------       ---------

DEFERRED INCOME TAXES                                                   16,940          23,644
                                                                     ---------       ---------

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES                          27,675          15,919
                                                                     ---------       ---------

STOCKHOLDERS' EQUITY:
    Preferred stock, 482,041 shares issued and outstanding with
       an aggregate liquidation value of $30,600                             5               5
    Common stock, 23,008,034 and 23,002,490 shares issued and
       outstanding , respectively                                          231             230
    Additional paid-in capital                                         236,729         236,660
    Retained earnings                                                   30,922         131,617
    Accumulated other comprehensive loss                                  (430)            ---
    Treasury stock at cost, 59,600 common shares                        (1,279)         (1,279)
                                                                     ---------       ---------
         Total stockholders' equity                                    266,178         367,233
                                                                     ---------       ---------
                                                                     $ 757,111       $ 781,614
                                                                     =========       =========






            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)


                                                                 Three Months                        Nine Months
                                                              Ended September 30,                Ended September 30,
                                                        -----------------------------       -----------------------------
                                                           2001              2000              2001              2000
                                                        -----------       -----------       -----------       -----------
                                                                   (Unaudited)                        (Unaudited)
NET SALES                                               $   241,945       $   345,818       $   696,746       $ 1,057,395

COST OF SALES                                               274,678           316,306           731,249           959,416
                                                        -----------       -----------       -----------       -----------

      Gross profit (loss)                                   (32,733)           29,512           (34,503)           97,979

GENERAL AND ADMINISTRATIVE EXPENSES                          12,555             8,743            38,085            25,488

SELLING EXPENSES                                              6,669             5,325            19,387            15,642

RESTRUCTURING CHARGE                                         36,822                --            36,822                --
                                                        -----------       -----------       -----------       -----------

      Income (Loss) from operations                         (88,779)           15,444          (128,797)           56,849

OTHER INCOME (EXPENSE):
      Interest expense                                       (5,311)           (4,563)          (16,471)          (14,335)
      Accounts receivable securitization costs                 (414)           (1,862)           (1,840)           (5,259)
      Equity in losses of unconsolidated affiliate           (1,800)             (750)           (6,133)           (2,350)
      Other, net                                               (933)              (86)           (1,066)              568
                                                        -----------       -----------       -----------       -----------

      Income (Loss) before income taxes                     (97,237)            8,183          (154,307)           35,473

PROVISION (BENEFIT) FOR INCOME TAXES                        (35,864)            3,191           (57,087)           13,834
                                                        -----------       -----------       -----------       -----------

      Net income (loss)                                 $   (61,373)      $     4,992       $   (97,220)      $    21,639

PREFERRED STOCK DIVIDENDS                                       451               476             1,403             1,427
                                                        -----------       -----------       -----------       -----------

NET INCOME (LOSS) AVAILABLE TO COMMON
    STOCKHOLDERS                                        $   (61,824)      $     4,516       $   (98,623)      $    20,212
                                                        ===========       ===========       ===========       ===========

EARNINGS (LOSS) PER SHARE:
      Basic and Diluted                                 $     (2.69)      $      0.20       $     (4.29)      $      0.88
                                                        ===========       ===========       ===========       ===========

Cash dividends per share                                $      0.01       $      0.04       $      0.09       $      0.12
                                                        ===========       ===========       ===========       ===========





            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                            Nine Months
                                                                        Ended September 30,
                                                                     -------------------------
                                                                        2001           2000
                                                                     ---------       ---------
                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                $ (97,220)      $  21,639
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities-
      Depreciation and amortization                                     25,096          21,007
      Net loss on the sale of assets                                       287           1,497
      Bad debt provision                                                11,614           2,502
      Deferred income taxes                                            (11,099)          8,197
      Equity in losses of unconsolidated affiliate                       6,133           2,350
      Restructuring and other related charges                           40,536             ---
      Cash used for restructuring activities                            (5,403)            ---
      Used trailer valuation adjustment                                 42,468           3,000
      Change in operating assets and liabilities:
        Accounts receivable                                            (29,245)        (12,895)
        Inventories                                                     59,779         (87,434)
        Refundable income taxes                                        (20,213)            ---
        Prepaid expenses and other                                      (1,929)            937
        Accounts payable and accrued liabilities                       (27,052)        (22,371)
        Other assets                                                   (17,783)         (1,031)
        Other non-current liabilities and contingencies                 (6,372)          4,823
                                                                     ---------       ---------

              Net cash used in operating activities                    (30,403)        (57,779)
                                                                     ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                (5,219)        (52,844)
    Net additions to equipment leased to others                        (49,440)        (51,330)
    Net additions to finance contracts                                 (13,955)        (18,549)
    Acquisition, net of cash acquired                                   (6,336)            ---
    Investment in unconsolidated subsidiary                             (4,380)         (2,363)
    Proceeds from sale of leased equipment and finance contacts         52,359          29,783
    Principal payments received on finance contracts                     7,280          10,070
    Proceeds from the sale of property, plant and equipment                140             626
                                                                     ---------       ---------
              Net cash used in investing activities                    (19,551)        (84,607)
                                                                     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from:
        Short-term borrowings                                              ---          50,000
        Long-term debt                                                     ---          62,500
        Short-term revolver                                            348,585         359,400
        Common stock                                                        70             116
    Payments:
        Short-term debt                                                    ---         (50,000)
        Long-term debt                                                 (12,744)         (2,943)
        Short-term revolver                                           (268,602)       (291,003)
        Common stock dividends                                          (2,761)         (2,759)
        Preferred stock dividends                                       (1,428)         (1,427)
                                                                     ---------       ---------

              Net cash provided by financing activities                 63,120         123,884
                                                                     ---------       ---------

NET INCREASE (DECREASE) IN CASH                                         13,166         (18,502)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         4,194          22,484
                                                                     ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  17,360       $   3,982
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

     In the opinion of the registrant, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of the Company at September 30, 2001 and December 31, 2000 and its results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000.

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

b.   Comprehensive Income (Loss)

     The Company's comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments. The Company's net income (loss) and total comprehensive income (loss) were ($61.4) million and ($61.7) million, respectively for the three months ended September 30, 2001 and $5.0 million and $5.0 million, respectively for the same period in the prior year. The Company's net income (loss) and total comprehensive income (loss) were ($97.2) million and ($97.7) million, respectively for the nine months ended September 30, 2001 and $21.6 million and $21.6 million, respectively for the same period in the prior year.

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

     In June 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This Statement requires companies to cease the amortization of goodwill and establishes a new method of testing goodwill for impairment. This standard is effective for the Company's financial statements beginning January 1, 2002. The Company's goodwill amortization for the three and nine months ended September 30, 2001 was $0.5 million and $1.3 million, respectively, in advance of implementing the provisions within this statement. The Company is currently evaluating this Statement's requirement for testing goodwill impairment and the related impact, if any, to the Company's results of operations and financial position.

     In August 2001, FASB issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard is effective for the Company's financial statements beginning January 1, 2002. The Company is currently evaluating the impact, if any, the implementation of this Statement will have on the Company's results of operations and financial position.

d.   Inventories

     Inventories consisted of the following (in thousands):

                                           September 30,      December 31,
                                               2001              2000
                                           -------------      -----------
                                            (Unaudited)
     Raw material and components              $  40,427        $  84,167
     Work in process                             13,067           18,765
     Finished goods                              84,229           93,332
     Aftermarket parts                           25,962           33,566
     Used trailers                               75,289          100,496
                                              ---------        ---------
                                              $ 238,974        $ 330,326
                                              =========        =========

e.   Reclassifications

     Certain items previously reported in specific condensed consolidated financial statement captions have been reclassified to conform with the 2001 presentation.


NOTE 3.  SUPPLEMENTAL CASH FLOW INFORMATION


                                                             Nine Months
                                                          Ended September 30,
                                                     ---------------------------
(In thousands)                                            2001             2000
--------------------------------------------------------------------------------
Cash paid during the period for:                               (Unaudited)
    Interest                                            $16,302          $12,679
    Income taxes (net of refunds received)                  574           17,633
--------------------------------------------------------------------------------

NOTE 4.  RESTRUCTURING AND OTHER CHARGES


2001 RESTRUCTURING PLAN

     During the third quarter of 2001, the Company recorded restructuring and other related charges totaling $40.5 million ($25.6 million, net of tax) primarily related to the rationalization of the Company's manufacturing capacity resulting in the closure of the Company's platform manufacturing facility in Huntsville, Tennessee, and its dry van facility in Fort Madison, Iowa. In addition, the Company closed a parts distribution facility in Montebello, California. Included in the $40.5 million restructuring charge is the write-down of certain impaired fixed assets to their fair market value ($33.8 million), accrued severance benefits for approximately 600 employees impacted ($0.9 million), plant closure and other costs ($2.1 million). In addition, a $3.7 million charge is included in cost of sales related to inventory write-downs at the closed facilities.

     The Company's impairment charge reflects the write-down of certain long-lived assets that became impaired as a result of management's decision to close its operations at the two manufacturing plants discussed above. The impairment was computed in accordance with the provisions of SFAS 121. The estimated fair market value of the impaired assets totaled $6.8 million and was determined by management based upon economic conditions, potential alternative uses and potential markets for the assets. Approximately $2.9 million of the long-lived assets are held for sale and, accordingly, are classified in prepaid expenses and other in the accompanying Condensed Consolidated Balance Sheets. Depreciation has been discontinued on the assets held for sale pending their disposal. Details of the restructuring charges and reserve for the 2001 Restructuring Plan are as follows (in thousands):

                                                                         UTILIZED
                                                   Original      -------------------------      Balance
                                                  Provision        Cash          Non-cash      09/30/01
                                                  ---------      ---------      ----------     ---------
Restructuring Costs:
    Impairment of long-term assets                 $ 33,842       $    ---       $(33,842)      $    ---
    Plant closure costs                               1,763           (156)           ---          1,607
    Severance benefits                                  912           (386)           ---            526
    Other                                               305            ---            ---            305
                                                   --------       --------       --------       --------
                                                   $ 36,822       $   (542)      $(33,842)      $  2,438
                                                   --------       --------       --------       --------

Inventory write-down                               $  3,714       $    ---       $ (3,714)      $    ---
                                                   --------       --------       --------       --------

Total restructuring and other related charges      $ 40,536       $   (542)      $(37,556)      $  2,438
                                                   ========       ========       ========       ========


USED TRAILER INVENTORY VALUATION

     During the third quarter 2001, the Company initiated an aggressive strategy to market its used trailer inventory in order to liquidate a significant portion of this inventory. As a result of this strategy and continued market deterioration, the Company recorded used trailer valuation adjustments totaling $28.5 million and $42.5 million during the three and nine-months ended September 30, 2001. These adjustments were calculated in accordance with the Company's inventory valuation policies which are designed to state used trailers at the lower of their cost or net realizable value.

2000 RESTRUCTURING PLAN

     In December 2000, the Company recorded restructuring and other related charges totaling $46.6 million ($28.5 million, net of tax) primarily related to the Company's exit from manufacturing products for export outside the North American market, international leasing and financing activities and the consolidation of certain domestic operations. Details of the restructuring charges and reserve for the 2000 Restructuring Plan are as follows (in thousands):


                                                                            UTILIZED
                                                      Original       -----------------------       Balance
                                                     Provision         2000           2001         09/30/01
                                                     ---------       --------       --------       --------
Restructuring of majority-owned operations:
    Impairment of long-term assets                    $ 20,819       $(20,819)      $    ---       $    ---
    Loss related to equipment guarantees                 8,592            ---         (3,469)         5,123
    Write-down of other assets and other charges         6,927         (4,187)        (1,147)         1,593
                                                      --------       --------       --------       --------
                                                      $ 36,338       $(25,006)      $ (4,616)      $  6,716
                                                      --------       --------       --------       --------

Restructuring of minority interest operations:
    Impairment of long-term assets                    $  5,832       $ (5,832)      $    ---       $    ---
                                                      --------       --------       --------       --------

Inventory write-down and other charges                $  4,480       $ (3,897)      $    ---       $    583
                                                      --------       --------       --------       --------

Total restructuring and other related charges         $ 46,650       $(34,735)      $ (4,616)      $  7,299
                                                      ========       ========       ========       ========


     As of September 30, 2001, the Company has $2.4 million and $7.3 million in restructuring reserves related to the 2001 and 2000 restructuring plans, respectively. These reserves are included in accrued liabilities in the accompanying Condensed Balance Sheets. The Company anticipates completion of its restructuring activities related to its 2000 restructuring plan during the fourth quarter 2001 and completion of its 2001 restructuring plan during 2002.

NOTE 5.  ACQUISITION

     On January 5, 2001, the Company acquired the Breadner Group of Companies (the Breadner Group) in a stock purchase agreement (the Breadner Acquisition). The Breadner Group is headquartered in Kitchener, Ontario, Canada and has ten branch locations in six Canadian Provinces. These branches are the leading Canadian distributor of new trailers as well as providers of new trailer services and aftermarket parts. For financial statement purposes, the Breadner Acquisition was accounted for as a purchase, and accordingly, the Breadner Group's assets and liabilities were recorded at fair value and the operating results are included in the Condensed Consolidated Statements of Operations since the date of acquisition. The aggregate consideration for this transaction included approximately $6.3 million in cash and $10.0 million in a long-term note and the assumption of certain indebtedness. The long-term note has an annual interest rate of 7.25% and scheduled principal payments are due April 2001 through January 2006. The excess of the purchase price over the underlying assets acquired was approximately $14.3 million and is being amortized on a straight-line basis over twenty-five years.

NOTE 6.  SEGMENTS

     Under the provisions of SFAS No. 131, the Company has two reportable business segments; manufacturing and retail and distribution operations. The manufacturing segment principally produces and sells new trailers to customers who purchase trailers direct or through independent dealers and for the retail and distribution segment. The retail and distribution segment sells new and used trailers, sells aftermarket parts, performs service repair on used trailers and provides rental, leasing and financing services through its retail branch network. In December 2000, the Company combined its rental, leasing and finance services into a separate product line within the retail and distribution segment. As a result, the 2000 presentation has been restated to conform to the 2001 presentation.

     Reportable segment information is as follows (in thousands):

THREE MONTHS ENDED                           Retail and         Combined                           Consolidated
SEPTEMBER 30, 2001        Manufacturing     Distribution        Segments        Eliminations          Totals
------------------        -------------     ------------        --------        ------------          ------
   (unaudited)
Revenues
   External customers      $   154,935       $    87,010       $   241,945       $       ---       $   241,945
   Intersegment sales            8,307               340             8,647            (8,647)              ---
                           -----------       -----------       -----------       -----------       -----------
Total Revenues             $   163,242       $    87,350       $   250,592       $    (8,647)      $   241,945
                           ===========       ===========       ===========       ===========       ===========

Income (loss) from
Operations                 $   (82,408)      $    (7,292)      $   (89,700)      $       921       $   (88,779)
Total Assets               $   821,123       $   414,217       $ 1,235,340       $  (478,229)      $   757,111

THREE MONTHS ENDED
SEPTEMBER 30, 2000
------------------
   (Unaudited)
Revenues
   External customers      $   263,628       $    82,190       $   345,818       $       ---       $   345,818
   Intersegment sales           18,529               283            18,812           (18,812)              ---
                           -----------       -----------       -----------       -----------       -----------
Total Revenues             $   282,157       $    82,473       $   364,630       $   (18,812)      $   345,818
                           ===========       ===========       ===========       ===========       ===========

Income (loss) from
Operations                 $    14,423       $     1,283       $    15,706       $      (262)      $    15,444
Total Assets               $   950,434       $   425,684       $ 1,376,118       $  (451,428)      $   924,690

NINE MONTHS ENDED
SEPTEMBER 30, 2001
------------------
    (Unaudited)
Revenues
   External customers      $   440,349       $   256,397       $   696,746       $       ---       $   696,746
   Intersegment sales           44,215               947            45,162           (45,162)              ---
                           -----------       -----------       -----------       -----------       -----------
Total Revenues             $   484,564       $   257,344       $   741,908       $   (45,162)      $   696,746
                           ===========       ===========       ===========       ===========       ===========

Income (loss) from
Operations                 $  (118,047)      $   (11,503)      $  (129,550)      $       753       $  (128,797)
Total Assets               $   821,123       $   414,217       $ 1,235,340       $  (478,229)      $   757,111

NINE MONTHS ENDED
SEPTEMBER 30, 2000
------------------
   (Unaudited)
Revenues
   External customers      $   806,344       $   251,051       $ 1,057,395        $      ---       $ 1,057,395
   Intersegment sales           70,136               879            71,015           (71,015)              ---
                           -----------       -----------       -----------       -----------       -----------
Total Revenues             $   876,480       $   251,930       $ 1,128,410       $   (71,015)      $ 1,057,395
                           ===========       ===========       ===========       ===========       ===========

Income (loss) from
Operations                 $    53,990       $     4,442       $    58,432       $    (1,583)      $    56,849
Total Assets               $   950,434       $   425,684       $ 1,376,118       $  (451,428)      $   924,690

NOTE 7.  EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share (EPS) are computed in accordance with SFAS No. 128, Earnings per Share. A reconciliation of the numerators and denominators of the basic EPS computations, as required by SFAS No. 128, is presented below. The Company did not include the effect of other securities that could be converted into common in its calculation of diluted EPS for the three and nine months ended September 30, 2001 and September 30, 2000, since their inclusion would have resulted in an antidilutive effect. As a result, basic and diluted EPS are equal for the periods presented below (amounts in thousands except per share amounts):

                                              Three Months                 Nine Months
                                           Ended September 30,          Ended September 30,
                                         -----------------------      -----------------------
                                           2001           2000          2001          2000
                                         --------       --------      --------       --------
                                                              (Unaudited)
Net Income (Loss)                        $(61,373)      $  4,992      $(97,220)      $ 21,639
Less: Preferred Stock Dividends               451            476         1,403          1,427
                                         --------       --------      --------       --------
Basic and Diluted Net Income (Loss)
    Available to Common                  $(61,824)      $  4,516      $(98,623)      $ 20,212
                                         ========       ========      ========       ========

Weighted Average Shares                    23,008         22,995        23,005         22,989
                                         ========       ========      ========       ========

Basic and Diluted EPS                    $  (2.69)      $   0.20      $  (4.29)      $   0.88
                                         ========       ========      ========       ========



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

     On March 29, 2001, all plaintiffs voluntarily withdrew their claims arising under Sections 10 (b) and 20 (a) of the Securities and Exchange Act of 1934 (the "1934 Act Claims"), when a Stipulation of Dismissal with Prejudice was filed with the Court. On April 2, 2001, the Court entered an Order of Dismissal giving effect to the Stipulation of Dismissal. As a result of that dismissal, the only claims remaining in the case were those brought by purchasers of shares in the Company's public offering on April 23, 1998 (i.e., claims arising under Sections 11 and 12 of the Securities Act of 1933). On April 17, 2001, the Company announced that it had reached an agreement that terminates the remaining elements of the shareholder litigation brought against the Company. Under the agreement, which is subject to court approval, the Company will pay $500,000 into a fund from which purchasers of stock in the Company's 1998 public offering and who satisfy certain criteria will be entitled to recover $0.33 per share. Unclaimed monies remaining in the fund, after attorney's fees and expenses are paid, will be returned to the Company. On September 27, 2001, the Court entered an order preliminarily approving the settlement, certifying a class action for settlement.

b.   Environmental

     The Company generates and handles certain material, wastes and emissions in the normal course of operations that are subject to various and evolving Federal, state and local environmental laws and regulations.

     The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for the treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of September 30, 2001 the estimated potential exposure for such costs ranges from approximately $0.5 million to approximately $1.7 million, for which the Company has a reserve of approximately $0.9 million. These reserves were primarily recorded for exposures associated with the costs of environmental remediation projects to address soil and ground water contamination as well as the costs of removing underground storage tanks at its branch service locations. The possible recovery of insurance proceeds has not been considered in the Company's estimated contingent environmental costs.

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

c.   Used Trailer Restoration Program

     During 1999, the Company reached a settlement with the Internal Revenue Service related to federal excise tax on certain used trailers restored by the Company during 1996 and 1997. The Company has continued the restoration program with the same customer since 1997. The customer has indemnified the Company for any potential excise tax, interest and penalties assessed by the IRS for years subsequent to 1997. The IRS has substantially completed their audit work with respect to certain used trailers restored by the Company during 1998 and 1999. The Company anticipates receiving a notice of assessment related to such matters during 2001. The Company has recorded a liability and a corresponding receivable of approximately $8.3 million and $7.9 million in the accompanying condensed Consolidated Balance Sheets at September 30, 2001 and December 31, 2000, respectively.

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

RESULTS OF OPERATIONS

     During the third quarter of 2001, the Company recorded restructuring and other related charges totaling $40.5 million ($25.6 million, net of tax) primarily related to the rationalization of the Company's manufacturing capacity resulting in the closure of the Company's platform manufacturing facility in Huntsville, Tennessee, and its dry van facility in Fort Madison, Iowa. In addition, the Company closed a parts distribution facility in Montebello, California. Included in the $40.5 million restructuring charge, is the write-down of certain impaired fixed assets to their fair market value ($33.8 million), accrued severance benefits for approximately 600 employees impacted ($0.9 million), plant closure and other costs ($2.1 million). In addition, a $3.7 million charge is included in cost of sales related to inventory write-downs at the closed facilities.

     The Company's impairment charge reflects the write-down of certain long-lived assets that became impaired as a result of management's decision to close its operations at the two manufacturing plants discussed above. The impairment was computed in accordance with the provisions of SFAS 121. The estimated fair market value of the impaired assets totaled $6.8 million. Management determined the fair market value based upon economic conditions, potential alternative uses and potential markets for the assets. Approximately $2.9 million of the long-lived assets are held for sale and, accordingly, are classified in prepaid expenses and other in the accompanying Condensed Consolidated Balance Sheets. Depreciation has been discontinued on the assets held for sale pending their disposal.

     During the third quarter 2001, the Company initiated an aggressive strategy to market its used trailer inventory in order to liquidate a significant portion of this inventory. As a result of this strategy and continued market deterioration, the Company recorded used trailer valuation adjustments totaling $28.5 million and $42.5 million during the three and nine-months ended September 30, 2001, respectively. These adjustments were calculated in accordance with the Company's inventory valuation policies which are designed to state used trailers at the lower of their cost or net realizable value.

     Under the provisions of SFAS No. 131, the Company has two reportable business segments; manufacturing and retail and distribution operations. The manufacturing segment principally produces and sells new trailers to customers who purchase trailers direct or through independent dealers and for the retail and distribution segment. The retail and distribution segment sells new and used trailers, sells aftermarket parts, performs service repair on used trailers and provides rental, leasing and financing services through its retail branch network. In December 2000, the Company combined its rental, leasing and finance services into a separate product line within the retail and distribution segment. As a result, the 2000 presentation has been restated to conform to the 2001 presentation.

     Net Sales

     Consolidated net sales for the third quarter of 2001 decreased approximately $103.9 million or 30.0% compared to the same period in 2000 and decreased $360.6 million or 34.1% for the nine-month period ended September 30, 2001 compared with the same period in the prior year. This decrease primarily reflects lower sales activity in the Company's manufacturing segment, as sales in the retail and distribution segment were slightly higher than prior year sales.

     The manufacturing segment's external net sales decreased 41.2% or $108.7 million in the third quarter of 2001 compared to the same period in 2000 and were $366.0 million or 45.4% lower for the nine-month period ended September 30, 2001 compared to the same period in 2000. These decreases were driven primarily by a 42.0% decrease (9,100 units vs. 15,700 units) and a 44.9% decrease (26,100 units vs. 47,400 units) in the number of new trailers sold during the three and nine-month periods ended September 30, 2001 compared to the same periods in 2000, respectively. The Company's proprietary DuraPlate(R) trailer continued to comprise the majority of the Company's sales mix at over 68% during the quarter and 73% during the nine-months ended September 30, 2001.

     During 2001, the Company's manufacturing segment continued to be negatively impacted by overall economic conditions including the current recessionary environment of the U.S. manufacturing sector and, more specifically, the transportation industry, which has been plagued by a general slowing in freight tonnage. According to a publication released in October 2001 by Americas Commercial Transportation Research Co., LLC (ACT), the U.S. Trailer Industry's total backlog at September 30, 2001 was down by nearly 40% from the same period in the previous year.

     The retail and distribution segment's external net sales increased 5.9% or $4.8 million in the third quarter of 2001 compared to the same period in 2000 and were $5.3 million or 2.1% higher for the nine-month period ended September 30, 2001 compared to the same period in 2000. The change in net sales was primarily attributable to increased net sales from new branch and rental centers opened since the nine-months ended September 20, 2000. The total number of store locations as of September 30, 2001 was 49 as compared to 39 for the same period in the prior year. The increase in the net sales associated with these new locations was offset by a 17.8% and 20.5% decline in same store external net sales for the three and nine-month periods ended September 30, 2001 as compared to the same periods in the previous year.

     Gross Profit (Loss)

     Gross profit (loss) as a percentage of sales was (13.5%) for the third quarter of 2001 compared to 8.5% for the same period in 2000 and was (5.0%) for the nine-month period ended September 30, 2001 compared to 9.3% for the same period in 2000 primarily due to the following items:

     - the decrease in the manufacturing's segments new trailer sales volumes previously discussed;
     - additional costs related to the start-up of the Company's painting and coating system at its Huntsville, Tennessee plant;
     - charges of $6.4 million and $7.7 million recorded for the three and nine-months ended September 30, 2001, respectively, related to inventory write-downs associated with the Company's 2001 restructuring plan as well as inventory valuation adjustments related to new trailer stock units and aftermarket parts;
     - losses of approximately $5.1 million incurred during the quarter related to the Company's strategy to substantially reduce used trailer inventory levels; and
     - charges of $28.5 million and $42.5 million recorded for the three and nine-months ended September 30, 2001, respectively, related to used stock trailers valued at the lower of cost or net realizable value

     The Company accepts used trailers taken in trade on new trailer transactions in the normal course of business. In accordance with Generally Accepted Accounting Principles (GAAP) and consistent with the Company's accounting policies, used trailer inventories are carried at the lower of their estimated net realizable value or cost. As of September 30, 2001, the Company had $75.3 million of used trailers in inventory. The Company will continue to evaluate the carrying value of its used trailer inventories and to the extent, in the Company's judgment that there is a further decline in used trailer market values such that an adjustment in the Company's financial statements is necessary the Company will make additional provisions to reflect the inventory at its lower of cost or market. These adjustments may be material to the financial position or results of operations of the Company in the period they are recorded.

     Income (Loss) From Operations

     Income (loss) from operations as a percentage of sales for the third quarter of 2001 was (36.7%) compared to 4.5% for the same period in 2000 and was (18.5%) for the nine-month period ended September 30, 2001 compared to 5.4% for the same period in 2000. Income (loss) from operations in 2001 was impacted primarily by the decrease in gross profit previously discussed, a $36.8 million charge related to the Company's restructuring activities and increased selling, general and administrative expenses. The increase in selling, general and administrative expenses was primarily the result of higher bad debt expenses, increased expenses associated with the Company's effort to increase sales activity in its retail and distribution segment and the acquisition of the Canadian retail branch operations in January 2001.

     Other Income (Expense)

     Interest expense for the three-month period ended September 30, 2001 totaled $5.3 million compared to $4.6 million in the same period in 2000 and was $16.5 million for the nine-month period ended September 30, 2001 compared to $14.3 million during the same period in 2000. This increase during the first nine months of 2001 primarily reflects higher borrowings on the Company's revolving credit facility during 2001.

     Equity in losses of unconsolidated affiliate for the three month period ended September 30, 2001 totaled $1.8 million compared to $0.8 million in the same period in 2000 and was $6.1 million for the nine month period ended September 30, 2001 as compared to $2.4 million during the same period in 2000. During January 2001, the Company assumed the remaining ownership interest in Europaische Trailerzug Beteiligunsgessellshaft mbH (ETZ) from the majority shareholder. As a result, the Company has reflected 100% of ETZ's operating results during 2001 compared to 25.1% during the same period in the previous year. The Company intends to pursue the orderly divestiture of ETZ during 2001 and will record 100% of ETZ's operating results until the divestiture is complete.

     Other, net primarily includes miscellaneous interest income and gain (loss) on foreign currency transactions. The foreign currency transactions primarily reflect realized and unrealized adjustments of certain receivables and payables related to the Company's recently acquired Canadian subsidiary. Also included in Other, net for the nine month period ended September 30, 2001 is a $0.5 million charge related to the settlement of the Company's shareholder litigation suit that occurred during the first quarter of 2001.

     Taxes

     The provision (benefit) for income taxes for the three month period ended September 30, 2001 and 2000 of ($35.9) million and $3.2 million respectively, represents 36.9% and 39.0% of pre-tax income (loss) for the periods. The effective tax rates are higher than the Federal statutory rates of 35% due primarily to state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's net liquidity position was approximately $18.8 million on September 30, 2001, comprised of cash and cash equivalents of $17.4 million and available borrowing capacity under its revolving credit facilities of $1.4 million. At September 30, 2001, the Company's Current maturities of long-term debt totaled $136.0 million of which $97.4 million was outstanding under its revolving credit facility which expires in September 2002. The Company believes it has access to sufficient resources to fund on-going operations, satisfy its scheduled principal and interest payments, dividend payments, used trailer trade commitments and anticipated capital expenditure payments, over the next twelve months, through a combination of the following:

     Future Sources of Cash Including:
     -    income tax refunds;
     - proceeds from the sale of assets held for sale related to the Company's 2001 and 2000 restructuring actions;
     -    securing a new long-term revolving credit facility; and
     -    additional new credit facilities.

     Future Reductions to Cash Out-Flows Including:
     -    reduced operating costs as a result of recent restructuring actions;
     - reduced working capital requirements primarily driven by the liquidation of used trailer inventory levels; and
     - anticipated sale of ETZ during the fourth quarter of 2001, which would cease future funding requirements.

     As presented in the Condensed Consolidated Statements of Cash Flows, the Company's cash position increased by $13.2 million during the nine-month period ended September 30, 2001 as a result of cash provided by financing activities of $63.1 million partially offset by cash used in operating and investing activities of $49.9 million.

     Operating Activities

     Net cash used in operating activities of $30.4 million during the first nine months of 2001 consisted of the net loss during the period and changes in operating assets and liabilities partially offset by the add-back of certain non-cash charges. Non-cash charges primarily consisted of depreciation and amortization, bad debt provision, restructuring and other related charges and the used trailer valuation adjustment. The net increase in operating assets and liabilities was primarily impacted by an increase in the Company's refundable income taxes, an increase in other assets primarily attributable to net operating loss carryforwards and a decrease in the amount outstanding under the Company's accounts receivable securitization facility. As of September 30, 2001, $30.8 million was outstanding under this facility, compared to $69.4 million outstanding as of December 31, 2000. Another use of cash was a decline in accounts payable and accrued liabilities, which was more than offset by a corresponding decrease in all categories of inventory.

     Investing Activities

     Net cash used in investing activities of $19.6 million during the first nine months of 2001 was primarily due to the following:

     - additional investment in the Company's trailer rental and operating lease portfolio, of approximately $49.4 million, nearly offset by $42.1 million in sales from this portfolio of which $39.9 million represents sales under the Company's rental fleet sale and leaseback facility;
     - net decrease in the Company's finance contract portfolio of approximately $3.5 million;
     - the Breadner Acquisition and additional funding requirements for ETZ totaling $10.7 million; and
     -    capital expenditures of $5.2 million.

     The Company anticipates capital expenditures to be less than $10 million over the next twelve months.

     Financing Activities

     Net cash provided by financing activities was $63.1 million during the first nine months of 2001 was primarily due to a net increase in total debt of $67.3 million partially offset by the payment of common stock dividends and preferred stock dividends of $4.2 million in the aggregate. The increase in debt primarily reflects debt incurred with the Breadner Acquisition and additional borrowings under the Company's unsecured revolving bank line of credit.

     At September 30, 2001, the Company had available borrowing capacity under its revolving credit facilities of approximately $1.4 million as compared to $90.2 million at December 31, 2000. This decrease is primarily due to the impact of decreasing availability under the Company's accounts receivable securitization facility, as mentioned previously. In addition, the Company's liquidity was further impacted by the maturity of the Company's 364-day facility and operating losses incurred by the business during the period. During October 2001, the Company replaced its $100 million accounts receivable facility with a new, two-year, $100 million credit facility. The advance rate and; accordingly, the level of securitization, is substantially similar under the new facility to the replaced facility.

BACKLOG

     The Company's backlog of orders was approximately $182 million and $640 million at September 30, 2001 and December 31, 2000, respectively. In response to deteriorating market conditions, the Company reevaluated its method for determining backlog during the quarter. The backlog amount reported for December 31, 2000 has not been restated to reflect these new criteria.

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

     In June 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This Statement requires companies to cease the amortization of goodwill and establishes a new method of testing goodwill for impairment. This standard is effective for the Company's financial statements beginning January 1, 2002. The Company's goodwill amortization for the three and nine-months ended September 30, 2001 was $0.5 million and $1.3 million, respectively, in advance of implementing the provisions within this statement. The Company is currently evaluating this Statement's requirement for testing goodwill impairment and the related impact, if any, to the Company's results of operations and financial position.

     In August 2001, FASB issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard is effective for the Company's financial statements beginning January 1, 2002. The Company is currently evaluating the impact, if any, the implementation of this Statement will have on the Company's results of operations and financial position.

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

b.   Interest Rates

     As of September 30, 2001, the Company had approximately $97.4 million of London Interbank Rate (LIBOR) based debt outstanding under its Revolving Credit Facility, $71.0 million of proceeds from its rental fleet sale and leaseback agreement which calls for LIBOR based interest payments and $30.8 million of proceeds from its accounts receivable securitization facility, which also requires LIBOR based interest payments. A hypothetical 100 basis-point increase in the floating interest rate from the current level would correspond to a $2.0 million increase in interest expense over a one-year period. This sensitivity analysis does not account for the change in the Company's competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

c.   Foreign Exchange Rates

     The Company has historically entered into foreign currency forward contracts (principally against the German Deutschemark and French Franc) to hedge the net receivable/payable position arising from trade sales (including lease revenues) and purchases with regard to the Company's international activities. In addition, in light of the Breadner Acquisition, the Company is reviewing its foreign currency exposure related to the Canadian dollar. The Company does not hold or issue derivative financial instruments for speculative purposes. As of September 30, 2001, the Company had no foreign currency forward contracts outstanding.

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

                Not Applicable


ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

                Not Applicable


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                Not Applicable


ITEM 5.         OTHER INFORMATION

                On October 2, 2001 the Company announced that John T. Hackett, a member of its Board of Directors since 1991, has been elected Chairman of the Board of Directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:
      --------

       10.01 Originators Receivables Sale Agreement dated October 4, 2001 between Wabash National LP and NOAMTC, Inc. as originators and Wabash Financing LLC, Receivable Sales Agreement dated October 4, 2001 between Wabash Financing LLC and WNC Funding LLC and the Receivables Purchase Agreement dated October 4, 2001 between WNC Funding LLC and North Coast Funding Corporation

       10.02    2001 Stock Appreciation Rights Plan

       15.01    Report of Independent Public Accountants

(b) Reports on Form 8-K:

           1. Form 8-K filed August 17, 2001 reporting under Item 5: Press release dated August 16, 2001 announcing certain restructuring and cost reduction plans.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                WABASH NATIONAL CORPORATION

Date:  November 14, 2001                  By:   /s/ Mark R. Holden
       -----------------                        ------------------
                                                Mark R. Holden
                                                Senior Vice President,
                                                Chief Financial Officer
                                                          And
                                                Duly Authorized Officer