Form 10-K
period 2001-12-31
WABASH NATIONAL CORP /DE
filed 2002-04-15
CIK 879526

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR                            COMMISSION FILE NUMBER 1-10883
ENDED DECEMBER 31, 2001

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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes. | | No.

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

            The aggregate market value of voting stock held by non-affiliates of the registrant as of April 10, 2002 was $234,228,768 based upon the closing price of the Company's common stock as quoted on the New York Stock Exchange composite tape on such date.

            The number of shares outstanding of the registrant's Common Stock and Series A Preferred Share Purchase Rights as of April 10, 2002 was 23,031,344.

            Part III of this Form 10-K incorporates by reference certain portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held May 30, 2002.

================================================================================

                                TABLE OF CONTENTS

                           WABASH NATIONAL CORPORATION
                            FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 2001

                                                                                                     PAGES
                                                                                                     -----
PART I.

Item 1.        Business..........................................................................        3

Item 2.        Properties........................................................................       11

Item 3.        Legal Proceedings.................................................................       11

Item 4         Submission of Matters to Vote of Security Holders.................................       12

Item 4A.       Risk Factors......................................................................       13

PART II.

Item 5.        Market for the Registrant's Common Stock and Related Stockholder Matters..........       15

Item 6.        Selected Financial Data...........................................................       16

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
                     Operations..................................................................       17

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk........................       30

Item 8.        Financial Statements and Supplementary Data.......................................       32

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure..................................................................       62

PART III.

Item 10.       Directors and Executive Officers of the Registrant................................       63

Item 11.       Executive Compensation............................................................       63

Item 12.       Security Ownership of Certain Beneficial Owners and Management....................       63

Item 13.       Certain Relationships and Related Transactions....................................       63

PART IV.

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K...................       63

SIGNATURES     ..................................................................................       66

PART I

Disclosure Regarding Forward-Looking Statements. This report, including documents incorporated herein by reference, contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "anticipate," and "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, information regarding revenues, income or loss, capital expenditures, acquisitions, number of retail branch openings, plans for future operations, financing needs or plans, the impact of inflation and plans relating to services of the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Statements in this report, including those set forth in "The Company" and "Risk Factors," and in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", describe factors, among others, that could contribute to or cause such differences.

ITEM 1--BUSINESS

            Wabash National Corporation ("Wabash" or "Company") designs, manufactures and markets standard and customized truck trailers and intermodal equipment under the Wabash(TM), Fruehauf(R) and RoadRailer(R) trademarks. The Company's wholly-owned subsidiary North American Trailer Centers(TM) (NATC) sells new and used trailers through its retail network, provides maintenance service for its own and competitors' trailers and related equipment, and offers rental, leasing and financing programs to its customers for new and used trailers. Wabash also purchases and produces aftermarket parts which its sells through its division Wabash National Parts as well as NATC.

            Wabash seeks to identify and produce proprietary products in the trucking, intermodal and rail industries that offer added value to customers and, therefore, have the potential to generate higher profit margins than those associated with standardized products. Wabash has developed and/or acquired several proprietary products and processes that, it believes, are recognized within its markets as providing additional value to users as compared to conventional product offerings. While the Company believes it is a competitive producer of standardized products, it emphasizes the development and manufacture of distinctive and more customized products and believes that it has the engineering and manufacturing capability to produce these products efficiently. The Company expects to continue a program of aggressive product development and selective acquisitions of quality proprietary products that distinguish the Company from its competitors and provide opportunities for enhanced profit margins.

            The Company's factory-owned retail distribution network provides opportunities to effectively distribute its products and also offers national service and support capabilities for customers. The retail sale of new and used trailers, aftermarket parts and maintenance service generally provides enhanced margin opportunities. The retail distribution network also offers long and short term leasing programs as well as financing products for new and used trailers.

            Wabash was incorporated in Delaware in 1991 and is the successor by merger to a Maryland corporation organized in 1985. Wabash operates in two segments: (1) manufacturing and (2) retail and distribution. Financial results by segment and financial information regarding geographic areas and export sales are discussed in detail within Footnote 7, Segment Reporting, of the accompanying Consolidated Financial Statements. Additional information concerning the Company can be found on the Company's website at www.wabashnational.com. Information on the website is not part of this Form 10-K.

Manufacturing

            The Company believes that it is the largest United States manufacturer of truck trailers, including the Company's proprietary DuraPlate(R) and RoadRailer(R) trailers.

            Wabash markets its products directly, and through independent dealers and company-owned retail locations to truckload and less-than-truckload
(LTL) common carriers, private fleet operators, leasing companies, package carriers and intermodal carriers including railroads. The Company has established significant relationships as a supplier to many large customers in the transportation industry, including, but not limited to, the following:

            - Truckload Carriers: Schneider National, Inc.; Werner Enterprises, Inc.; Swift Transportation Corporation; J.B. Hunt Transport Services, Inc.; Dart Transit; Heartland Express, Inc.; Crete Carrier Corporation; Knight Transportation, Inc.; USXpress Enterprises, Inc.; Frozen Food Express Industries
                  (FFE); KLLM, Inc.; Interstate Distributor Co.

            - Leasing Companies: Transport International Pool (TIP); Penske Truck Leasing; GATX Capital.

            - Private Fleets: Safeway; DaimlerChrysler; The Kroger Company; Foster Farms

            - Less-Than-Truckload Carriers: Roadway Express, Inc.; Old Dominion Freight Line, Inc.; USF Holland; GLS Leasco; Yellow Services, Inc.

            -     Package Carriers: Federal Express Corporation

            - North American Intermodal Carriers and Railroads: Triple Crown Services (Norfolk Southern); National Rail Passenger Corp. (Amtrak); Burlington Northern Santa Fe Railroad); Canadian National Railroad; Transportacion Martima Mexicana (TMM).

Retail and Distribution

            As of December 31, 2001 the Company had 47 factory-owned retail outlets mostly in major, metropolitan markets as well as 2 rental locations. During January 2001, the Company expanded its branch network through the acquisition of the Breadner Group of Companies, headquartered in Ontario, Canada. The Breadner Group has 10 branch locations in six Canadian Provinces and is the leading Canadian distributor of new trailers and related parts and service. As a result, the Company believes it has the largest company-owned distribution system in the industry that sells used trailers, aftermarket parts and maintenance service.

            The Company believes that the retail sale of new and used trailers, aftermarket parts and maintenance services will generally produce higher gross margins and tend to be more stable in demand than activities at the wholesale level. The Company also provides rental, leasing and financing programs primarily to retail customers for used trailers, through its subsidiaries, Apex Trailer Leasing and Rentals, L.P. and National Trailer Funding (the Finance Companies). Leasing can be less volatile than the sale of equipment while at the same time providing the Company with an additional channel of distribution for used trailers taken in trade on the sale of new trailers. Due to the strategic importance of the combined product lines of the retail and distribution segment, the Company intends to continue to place emphasis on this segment and has added retail outlets over the past few years either through acquisition or new construction.

THE TRUCK TRAILER INDUSTRY

            The United States market for truck trailers and related products has historically been cyclical and has been affected by overall economic conditions in the transportation industry as well as regulatory changes. The year 2001 was one of the most difficult years in the industry's history. It is believed that the decline in shipments from 2000 represents the largest decline in history. This decline was a result of general economic conditions and motor-carrier specific problems combined to dramatically cut demand for new trailers.

            Management believes that customers historically have replaced trailers in cycles that run from approximately six to twelve years, depending on service and trailer type. Changes in both State and Federal regulation of the size, safety features and configuration of truck trailers have led to fluctuations in demand for trailers from time to time. However, the Company does not expect any significant market effects from changes in government regulation in the near term.

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

            The following table sets forth domestic new trailer production for the Company, its nine largest competitors and for the trailer industry as a whole within the United States and Canada:

                   2001      2000      1999      1998      1997         1996
                 -------   -------   -------   -------   -------      -------
WABASH .......    31,682    66,283    69,772    61,061    48,346(1)    36,517
Great Dane ...    21,650    46,698    58,454    50,513    37,237       25,730
Utility ......    16,334    28,780    30,989    26,862    23,084       19,731
Trailmobile ..    13,858    28,089    31,329    23,918    18,239       11,094
Stoughton ....     6,250    15,050    14,673    11,750    11,700        8,300
Manac ........     5,865     8,052     8,200         *         *            *
Strick .......     5,500    10,500    11,000    10,959    10,488        8,141
Hyundai ......     5,413     6,261     5,716     5,200     3,445        2,007
Fontaine .....     3,100     6,000     6,500     5,894     5,063        4,613
Transcraft ...     3,018     4,005     5,311     5,317     4,509        3,161

Total Industry   140,084   270,817   317,388   278,821   222,550      197,519

(1) Includes shipments of 1,467 units by Fruehauf in 1997 prior to the acquisition by Wabash of certain assets of Fruehauf.

(2)   Fontaine and Transcraft both build primarily platform types of trailers.

*     Data not available

      Sources: Individual manufacturer information provided by Southern Motor Cargo Magazine(C)1999 (for 1995-1998 data) and Trailer Body Builders Magazine(C)2002 (for 1999-2001 data). Industry totals provided by Southern Motor Cargo Magazine(C)1999 (for 1995-1998 data) and A.C.T. Research Company, L.L.C. (for 1999-2001 data).

      Several significant events occurred within this group of competitors during the year 2001. These events included the filing for Chapter 11 reorganization by Trailmobile LLC and the partial shutdown of many manufacturing facilities and production lines due to weak demand. Two companies formerly included in the top 10, HPA Monon and Dorsey Trailer, did not number among the top 10 producers in 2001.

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

      Manufacturing Segment

            Since its inception in 1985, the Company has expanded its product offerings from a single product into a broad line of transportation equipment and related products and services. As a result of its long-term relationships, the Company has been able to work closely with customers to create competitive advantages through development and production of productivity-enhancing transportation equipment. The sale of new trailers through the manufacturing segment represented approximately 59.2%, 76.0% and 76.6% of net sales during 2001, 2000 and 1999, respectively. The current transportation equipment product lines include the following:

            - DuraPlate(R) trailers. In late 1995, the Company introduced its DuraPlate(R) composite plate wall dry van trailer. Features of the new composite plate trailer include increased durability and greater strength than the aluminum plate trailer that it replaces. The composite material is a high-density vinyl core with a steel skin. DuraPlate(R) trailers are purchased by all segments of the dry van customer base, including truckload carriers, private fleets and LTL/Package Carriers (generally in a pup trailer version). The Company holds a number of patents regarding its composite trailer and believes this proprietary trailer will continue to become a greater source of business.

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

            - RoadRailer(R) equipment. The RoadRailer(R) intermodal system is a patented bimodal technology consisting of a truck trailer and detachable rail "bogie" which permits a trailer to run both over the highway and directly on railroad lines. The Company believes that the RoadRailer(R) system can be operated more efficiently than alternative intermodal systems such as "piggyback" or "double-stack" railcars that require terminal operators to transfer vehicles or containers to railcars. By offering the bimodal technology in a number of variations, the Company believes it can increase its penetration of the intermodal market and enlarge its pool of potential customers. The current RoadRailer(R) product line includes both dry van and refrigerated "ReeferRailer(R)" trailers. The operation of RoadRailer(R) equipment on the railroads is regulated by the Federal Railroad Administration.

            - Refrigerated trailers. Refrigerated trailers were introduced into the product line in 1990. The Company's proprietary process for building these trailers involves injecting insulating foam in the sidewalls and roof in a single process prior to assembly, which improves both the insulation capabilities and durability of the trailers. These trailers are used by refrigerated carriers specializing in the movement of commodities that require controlled temperatures such as perishable food products. They are also used by private fleets such as those operated by large grocery companies. During 1995, the Company opened its refrigerated trailer manufacturing facility in Lafayette, Indiana.

            - Smooth aluminum vans and doubles. Smooth aluminum vans and doubles, also known as sheet and post trailers, were introduced into the product line in 1986 and are the standard trailer product purchased by customers in most segments of the trucking industry. These products represent the most common trailer sold throughout the Company's retail distribution network.

            - DuraPlate(R) domestic containers. During 2001 the Company entered the domestic container market through the introduction of a stackable 53 foot domestic container with DuraPlate(R) sidewalls. Domestic containers are utilized by intermodal carriers and are carried either on flat cars or stacked two-high in special "Double-Stack" railcars. The use of the proprietary DuraPlate(R) material provides significant advantages in customer appeal, cargo carrying capacity and damage resistance when compared to conventional domestic containers. With this introduction, the Company is the only supplier offering a complete line of intermodal equipment, including the domestic container, piggyback trailers and the RoadRailer(R) intermodal system.

            - Other. The Company's other transportation equipment includes container chassis, rollerbed trailers, soft-sided trailers, dumps, converter dollies and platform trailers. These items are either manufactured or are acquired, either on a private label or wholesale basis for distribution through our retail network or direct to customers.

      Retail and Distribution Segment

            The Company believes it has the largest, company-owned retail and distribution network serving the truck trailer industry. Through its retail and distribution segment, the Company sells the following products:

            - Transportation Equipment - New. The Company sells new transportation equipment such as those products offered by the manufacturing segment including DuraPlate(R) and smooth aluminum dry van trailers and refrigerated trailers. The Company also sells specialty trailers not produced by the manufacturing segment including tank trailers, dump trailers, platform trailers built for Wabash and construction trailers. Customers for this equipment typically purchase in smaller quantities for local or regional transportation needs. The sale of new transportation equipment through the retail branch network represented approximately 11.9%, 6.3% and 8.1% of net sales during 2001, 2000 and 1999, respectively.

            - Aftermarket Parts and Service. The Company offers replacement parts and accessories and provides maintenance service both for its own and competitors' trailers and related equipment. The aftermarket parts business is less cyclical than trailer sales and generally has higher gross profit margins. The Company markets its aftermarket parts and services through its division, Wabash National Parts and through its wholly-owned subsidiary, North American Trailer Centers(TM). Management expects that the manufacture and sale of aftermarket parts and maintenance service will be a growing part of its product mix as the number and age of its manufactured trailers in service increases and the retail and distribution segment continues to grow. Sales of these products and services represented approximately 14.8%, 9.6% and 7.9% of net sales during 2001, 2000 and 1999, respectively.

            - Rental, Leasing and Finance. In 1991, the Company began to build its in-house capability to provide leasing programs to its customers through Wabash National Finance. In addition, in late 1998 the Company began offering a rental program for used trailers, primarily on a short-term basis, through its retail branch network. During 1999, the Company began a used trailer financing program through its subsidiary, National Trailer Funding. Through this program, the Company originates finance contracts primarily with small owner-operators with contracts typically ranging from 3 to 5 years in duration. As of December 31, 2001, the Company has a $15.9 million portfolio with an average yield of approximately 11%. In December 2000, the Company's wholly-owned subsidiary, Wabash National Finance Corporation, was merged into Apex Trailer Leasing and Rentals, L.P. as the Company consolidated its rental, leasing and finance activities into the retail and distribution segment as a separate retail product line. Leasing revenues represented approximately 4.9%, 2.5% and 1.6% of the Company's net sales during 2001, 2000 and 1999, respectively.

            - Transportation Equipment - Used. The Company sells used transportation equipment primarily taken in trade from its customers upon the sale of new trailers. The Company generally sells its used trailers directly through its retail and distribution segment. The ability to remarket used equipment promotes new sales by permitting trade-in allowances and offering customers an outlet for the disposal of used equipment. During 2001, used trailer values were adversely affected by the general economic slowdown and excess supply. The sale of used trailers represented approximately 8.5%, 5.6% and 5.8% of net sales during 2001, 2000 and 1999, respectively.

CUSTOMERS

            The Company's customer base includes many of the nation's largest truckload common carriers, leasing companies, LTL common carriers, private fleet carriers, package carriers and domestic and international intermodal carriers including railroads. The Company believes it is the sole supplier of dry van and refrigerated trailers to approximately 15 customers. Sales to these 15 customers accounted for approximately 52.1%, 41.8% and 32.6% of the Company's new trailer sales in 2001, 2000 and 1999, respectively. The retail and distribution business primarily services small and mid-sized fleets and individual owner operators in which the credit risk varies significantly from customer to customer. International sales accounted for approximately 9.2%, 3.1% and 2.0% of net sales during 2001, 2000 and 1999, respectively.

            The Company had one customer, J.B. Hunt Transport Services, Inc., which represented approximately 19.0% of net sales in 2001 and 11.4% of net sales in 2000. No other customer exceeded 10% of net sales in 2001, 2000 and 1999. The Company's net sales in the aggregate to its five largest customers were 34.4%, 30.5% and 22.2% of its net sales in 2001, 2000 and 1999, respectively.

            Truckload common carriers include large national lines as well as regional carriers. The large national truckload carriers, who continue to gain market share at the expense of both regional carriers and private fleets, typically purchase trailers in large quantities with highly individualized specifications. Trailers purchased by truckload common carriers including Schneider National, Inc., Werner Enterprises, Inc., Swift Transportation Corporation, J.B. Hunt Transport Services, Inc., Heartland Express, Inc., Dart Transit, Crete Carrier Corporation, Averitt Express, A-Hold, Star, Smith Transport, Knight Transportation, Inc., USXpress

Enterprises, Inc., and Interstate Distributor Co. represented approximately 49.5%, 59.7% and 54.3% of the Company's new trailer sales in 2001, 2000 and 1999, respectively.

            LTL carriers have experienced consolidation in recent years and the industry is increasingly dominated by a few large national and several regional carriers. Since the Highway Reauthorization Act of 1983 mandated that all states permit the use of 28-foot double trailers, there has been a conversion of nearly all LTL carriers to doubles operations. Order sizes for LTL carriers tend to be in high volume and with standard specifications. LTL carriers who have purchased Company products include Roadway Express, Inc., Vitran Express, Old Dominion Freight Line, Inc., USF Holland, GLS Leasco, and Yellow Services, Inc. New trailer sales to LTL carriers accounted for approximately 5.3%, 10.5% and 9.1% of new trailer sales in 2001, 2000 and 1999, respectively.

            Private fleet carriers represent the largest segment of the truck trailer industry in terms of total units, but are dominated by small fleets of 1 to 100 trailers. Among the larger private fleets, such as those of the large retail chain stores, automotive manufacturers and paper products, truck trailers are often ordered with customized features designed to transport specialized commodities or goods. Among private fleets, the Company's customers include DaimlerChrysler, Caterpillar, Safeway, Foster Farms, A-Hold and The Kroger Company. New trailer sales to private fleets represented approximately 8.4%, 6.7% and 6.4% of new trailer sales in 2001, 2000 and 1999, respectively.

            Leasing companies include large national companies as well as regional and local companies. Among leasing companies, the Company's customers include Transport International Pool (TIP), National Semi-Trailer Corp., Lease Plan and Penske Truck Leasing. New trailer sales to leasing companies represented 3.2%, 4.2% and 6.0% of new trailer sales in 2001, 2000 and 1999, respectively.

            Customers for the Company's proprietary RoadRailer(R) products include North American intermodal carriers such as Triple Crown Services (a subsidiary of Norfolk Southern), Amtrak, Swift Transportation Corporation, Alliance Shippers, GATX Capital (in conjunction with Burlington Northern Santa Fe Corporation and Mark VII Transportation), Canadian National Railroad and Transportacion Martima Mexicana. New trailer sales of RoadRailer(R) products to these customers represented approximately 2.3%, 2.4% and 2.8% of new trailer sales in 2001, 2000 and 1999, respectively.

            In the United States, FedEx Corporation is one of two primary carriers dominating the package carrier industry. Package carriers have developed rigid specifications for their highly specialized trailers and have historically purchased trailers from a small number of suppliers, including Wabash. New trailer sales to package carriers represented approximately 3.7%, 0.7% and 0.8% of new trailer sales in 2001, 2000 and 1999, respectively.

            Retail sales of new trailers to independent operators through the Company's factory-owned distribution network provide the Company with access to smaller unit volume sales, which typically generate higher gross margins. Retail sales of new trailers represented approximately 16.8% (or 5.0% excluding the Breadner locations), 7.4% and 8.9% of total new trailer sales in 2001, 2000 and 1999, respectively.

            The balance of new trailer sales in 2001, 2000 and 1999 were made to dealers and household moving carriers.

MARKETING AND DISTRIBUTION

The Company markets and distributes its products through the following channels:

            -     factory direct accounts;

            -     the factory-owned distribution network; and

            -     independent dealerships.

            Factory direct accounts include larger full truckload, LTL, package and household moving carriers and certain private fleets and leasing companies. These are high volume purchasers. In the past, the Company has focused its resources on the factory direct market, where customers are highly aware of the life-cycle costs of trailer equipment and therefore are best equipped to appreciate the design and value-added features of the Company's product. Among the factory-direct customer base are national truckload fleets. These large carriers will generally purchase the largest trailer allowed by law in the areas that they intend to operate. These carriers are the largest customers of the composite plate trailers manufactured by the Company. In addition, larger LTL and private fleets buy factory direct with a great deal of customization.

            The Company's factory-owned distribution network generates retail sales of trailers as well as leasing and financing arrangements to smaller fleets and independent operators. This branch network enables the Company to provide maintenance and other services to customers on a nationwide basis and provides an outlet for used trailers taken in trade upon the sale of new trailers, which is a common practice with fleet customers. In addition to the 47 factory-owned retail outlets and 2 rental locations, the Company also sells its products through a nationwide network of approximately 80 full-line and 150 parts only independent dealerships, which generally serve the trucking and transport industry. The dealers primarily serve intermediate and smaller sized carriers and private fleets in the geographic region where the dealer is located and on occasion may sell to large fleets. The dealers may also perform service work for many of their customers.

RAW MATERIALS

            The Company utilizes a variety of raw materials and components including steel, aluminum, lumber, tires and suspensions, which it purchases from a limited number of suppliers. Significant price fluctuations or shortages in raw materials or finished components may adversely affect the Company's results of operations. In 2001 and for the foreseeable future, the raw material used in the greatest quantity will be composite plate material for the Company's proprietary DuraPlate(R) trailer. The composite material is comprised of an inner and outer lining made of high strength steel surrounding a vinyl core. Currently both components are in ready supply. In August 1997, the Company completed construction of a composite material facility located in Lafayette, Indiana where the Company produces the composite plate material from steel and vinyl components. Due to the continued strong demand for the Company's DuraPlate(R) trailer, additional composite material manufacturing capacity was added to this facility in 2000. The Company believes the addition of this new facility will provide adequate capacity to meet its composite material requirements. During 1998, the Company acquired Cloud Corporation and Cloud Oak Flooring Company, Inc. (Wabash Wood Products), manufacturers of laminated hardwood floors for the truck body and trailer industry. During the course of 2000, the Company increased its hardwood flooring production capacity at its Harrison, Arkansas facility in order to accommodate 100% of the Company's trailer flooring needs. The central U.S. location of the Company's plants gives Wabash a competitive advantage in the transportation cost of inbound raw materials as well as the cost of delivery of finished product as customers often use trailers coming off the assembly line to deliver freight outbound from the Midwest.

BACKLOG

            The Company's backlog of orders was approximately $142.1 million and $639.5 million at December 31, 2001 and 2000 respectively. Orders that comprise the backlog may be subject to changes in quantities, delivery, specifications and terms. During the third quarter of 2001 the Company modified its criteria for determining backlog to reflect: (1) only orders that have been confirmed by the customer in writing, and (2) orders that will be included in the Company's production schedule during the next 18 months. The backlog reported for December 31, 2000 has not been restated to reflect this new policy. The Company expects to fill a majority of its existing backlog of orders by the end of 2002.

PATENTS AND INTELLECTUAL PROPERTY

            The Company holds or has applied for 79 patents in the United States on various components and techniques utilized in its manufacture of truck trailers. In addition, the Company holds or has applied for 111 patents in 13 foreign countries including the European patent community. The Company's patents primarily relate to its proprietary DuraPlate(R) product and the Company believes that these patents offer the Company significant competitive advantages.

            The Company also holds or has applied for 44 trademarks in the United States as well as 41 trademarks in foreign countries. These trademarks include the Wabash(TM) and Fruehauf(R) brand names as well as trademarks associated with the Company's proprietary products such as the DuraPlate(R) trailer and the RoadRailer(R) trailer.

RESEARCH AND DEVELOPMENT

            Research and development expenses are charged to earnings as incurred and were approximately $2.4 million, $2.4 million and $1.5 million in 2001, 2000 and 1999, respectively.

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

            In the second quarter 2000, the Company received a grand jury subpoena requesting certain documents relating to the discharge of wastewaters into the environment at a Wabash facility in Huntsville, Tennessee. The subpoena sought the production of documents and related records concerning the design of the facility's discharge system and the particular discharge in question. On May 16, 2001, the Company received a second grand jury subpoena that sought the production of additional documents relating to the discharge in question. The Company is fully cooperating with federal officials with respect to their investigation into the matter. At this time, the Company is unable to predict the outcome of federal grand jury inquiry into this matter, but does not believe it will result in a material adverse effect on its financial position or future results of operations; however, at this early stage of the proceedings, no assurance can be given as to the ultimate outcome of the case.

            On April 17, 2000, the Company received a Notice of Violation/Request for Incident Report from the Tennessee Department of Environmental Conservation (TDEC) with respect to the same matter. On September 6, 2000, the Company received an Order and Assessment from TDEC directing the Company to pay a fine of $100,000 for violations of Tennessee environmental requirements as a result of the discharge. The Company filed an appeal of the Order and Assessment on October 10, 2000. The Company is currently negotiating an agreed-upon Order with TDEC to resolve this matter.

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

            See Footnote 19 to the Consolidated Financial Statements for additional environmental information and the Company's accounting for such costs.

EMPLOYEES

            As of December 31, 2001, the Company had approximately 3,500 employees, compared to approximately 5,200 employees as of December 31, 2000. The Company has no employees under a labor union contract as of December 31, 2001. The Company places a strong emphasis on employee relations through educational programs and quality control teams. The Company believes its employee relations are good.

ITEM 2--PROPERTIES

MANUFACTURING FACILITIES

            The Company owns its main facility of 1.2 million sq. ft. in Lafayette, Indiana, which consists of truck trailer and composite material production, tool and die operations, research laboratories, management offices and headquarters. The Company also owns another trailer manufacturing facility in Lafayette, Indiana (572,000 sq. ft.) and a trailer flooring manufacturing facility in Harrison, Arkansas (456,000 sq. ft.).

            During 2001, the Company closed three of its manufacturing facilities. The facilities closed included two trailer manufacturing plants located in Ft. Madison, Iowa (255,000 sq. ft.) and Huntsville, Tennessee (287,000 sq. ft.) and a flooring operation in Sheridan, Arkansas (117,000 sq. ft.). At December 31, 2001, these properties are being held for sale and, accordingly, are classified in prepaid expenses and other in the accompanying Consolidated Balance Sheets.

RETAIL AND DISTRIBUTION FACILITIES

            The Company leases a facility in St. Louis, Missouri (10,261 sq. ft.) that serves as headquarters for its retail and distribution segment. This location oversees the operation of 29 sales and service branches (4 of which are leased) and 18 locations that sell and rent used trailers (15 of which are leased.) These facilities are located throughout North America. The branch facilities consist of an office, parts warehouse and service space and generally range in size from 20,000 to 50,000 square feet per facility. Included in the amounts above, are 10 branch locations in six Canadian provinces acquired in January 2001. In addition, the Company owns an aftermarket parts distribution center in Lafayette, Indiana (300,000 sq. ft.) and subleases a former parts center in Montebello, California to a third party.

            The Company closed three retail branches in 2000 and two in 2001. At December 31, 2001 these properties are being held for sale and, accordingly, are classified in prepaid expenses and other in the accompanying Consolidated Balance Sheets.

            The Company owned properties are subject to security interests held by the Company's Bank and Senior Note Lenders.

ITEM 3--LEGAL PROCEEDINGS

            There are certain lawsuits and claims pending against the Company that arose in the normal course of business. None of these claims are expected to have a material adverse effect on the Company's financial position or its results of operations.

            In March of 2001, Bernard Krone Industria e Comercio de Maquinas Agricolas Ltda. ("BK") filed suit against the Company in the Fourth Civil Court of Curitiba in the State of Parana, Brazil. This action seeks recovery of damages plus pain and suffering. Because of the bankruptcy of BK, this proceeding is now pending before the Second Civil Court of Bankruptcies and Creditors Reorganization of Curitiba, State of Parana (No.232/99).

            This case grows out of a joint venture agreement between BK and the Company, which was generally intended to permit BK and the Company to market the RoadRailer(R) trailer in Brazil and other areas of South America. When BK was placed into the Brazilian equivalent of bankruptcy late in the year 2000, the joint venture was dissolved. BK subsequently filed its lawsuit against the Company alleging that it was forced to terminate business with other companies because of the exclusivity and non-compete clauses purportedly found in the joint venture agreement. The lawsuit further alleges that Wabash did not properly disclose technology to BK and that Wabash purportedly failed to comply with its contractual obligations in terminating the joint venture agreement. In its complaint, BK asserts that it has been damaged by these alleged wrongs by the Company in the approximate amount of $8.4 million (U.S.).

            The Company answered the complaint in May of 2001, denying any wrongdoing and pointing out that, contrary to the allegation found in the complaint, a merger of the Company and BK, or the acquisition of BK by the Company, was never the purpose or intent of the joint venture agreement between the parties; the only purpose was the business and marketing arrangement as set out in the agreement. The Company also asserted a counterclaim in the amount of $351,000 (U.S.) representing monies advanced by the Company to BK to permit BK to import certain trailers from Europe, which was to be reimbursed to the Company by BK. The counterclaim was based on the fact that this reimbursement never took place.

            The Company believes that the claims asserted against it by BK are without merit and intends to defend itself vigorously against those claims. It also believes that the claims asserted in its counterclaim are valid and meritorious and it intends to prosecute that claim. The Company believes that the resolution of this lawsuit will not have a material adverse effect on its financial position or future results of operations; however, at this early stage of the proceeding, no assurance can be given as to the ultimate outcome of the case.

            On September 17, 2001 the Company commenced an action against PPG Industries, Inc. ("PPG") in the United States District Court, Northern District of Indiana, Hammond Division at Lafayette, Civil Action No. 4:01 CV 55. In the lawsuit, the Company alleged that it has sustained substantial damages stemming from the failure of the PPG electrocoating system (the "E-coat system") and related products that PPG provided for the Company's Scott County Tennessee plant. The Company alleges that PPG is responsible for defects in the design of the E-coat system and defects in PPG products that have resulted in malfunctions of the E-coat system and poor quality coatings on numerous trailers. The Company further alleges that the failures of PPG's E-coat system and products substantially contributed to the decision to shut down the Scott County plant.

            PPG filed a Counterclaim in that action on or about November 8, 2001, seeking damages in excess of approximately $1.35 million based upon certain provisions of the November 3, 1998 Investment Agreement between it and the Company. The Company filed a Reply to the Counterclaim denying liability for the claims asserted.

            The Company believes that the claims asserted against it by PPG in the Counterclaim are without merit and intends to defend itself vigorously against those claims. It also believes that the claims asserted in its Complaint are valid and meritorious and it intends to prosecute those claims. The Company believes that the resolution of this lawsuit will not have a material adverse effect on its financial position or future results of operations; however, at this early stage of the proceeding, no assurance can be given as to the ultimate outcome of the case.

            In the second quarter 2000, the Company received a grand jury subpoena requesting certain documents relating to the discharge of wastewaters into the environment at a Wabash facility in Huntsville, Tennessee. The subpoena sought the production of documents and related records concerning the design of the facility's discharge system and the particular discharge in question. On May 16, 2001, the Company received a second grand jury subpoena that sought the production of additional documents relating to the discharge in question. The Company is fully cooperating with federal officials with respect to their investigation into the matter. At this time, the Company is unable to predict the outcome of the federal grand jury inquiry into this matter, but does not believe it will result in a material adverse effect on its financial position or future results of operations; however, at this early stage of the proceedings, no assurance can be given as to the ultimate outcome of the case.

            On April 17, 2000, the Company received a Notice of Violation/Request for Incident Report from the Tennessee Department of Environmental Conservation (TDEC) with respect to the same matter. On September 6, 2000, the Company received an Order and Assessment from TDEC directing the Company to pay a fine of $100,000 for violations of Tennessee environmental requirements as a result of the discharge. The Company filed an appeal of the Order and Assessment on October 10, 2000. The Company is currently negotiating an agreed-upon Order with TDEC to resolve this matter.

            The class action against the Company in United States District Court for the Northern District of Indiana entitled "In re Wabash National Corporation Securities Litigation", Civil Action No. 4:99-CV-0003-AS, originally filed in 1999 and previously reported by the Company in prior filings, was dismissed with prejudice in December 2001 in connection with a final settlement entered into by the parties, with no material effect on the Company's financial position or results of operations.

ITEM 4--SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS

            None to report.

ITEM 4A--RISK FACTORS

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

Our Business Is Cyclical and Has Been Adversely Affected By An Economic Downturn. The truck trailer manufacturing industry historically has been and is expected to continue to be cyclical and affected by overall economic conditions. New trailer production for the trailer industry as a whole decreased to 140,084 units in 2001 as compared to 270,817 units in 2000 and 317,388 units in 1999 and the current forecast for industry shipments in 2002 is between 120,000 and 160,000 units. Customers have historically replaced trailers in cycles that run from six to twelve years depending on service and trailer type. Poor economic conditions can adversely affect demand for new trailers and in the past have led to an overall aging of trailer fleets beyond this typical replacement cycle. Our business is likely to continue to be adversely affected unless economic conditions improve.

Our New Technology and Products May Not Achieve Market Acceptance. We have recently introduced new products including the DuraPlate(R) composite plate trailer, constructed from a high density vinyl core with a steel skin. There can be no assurance that these or other new products or technologies will achieve sustained market acceptance. There can also be no assurance that new technologies or products introduced by competitors will not render our products obsolete or uncompetitive. We have taken steps to protect our proprietary rights in these new products. However, the steps we have taken to protect them may not be sufficient or may not be enforced by a court of law. If we are unable to protect our proprietary rights, other parties may attempt to copy or otherwise obtain and use our products or technology. If competitors are able to use our technology, our ability to compete effectively could be harmed.

We Rely on the Strength of our Corporate Partnerships and the Success of Our Customers. We have corporate partnering relationships with a number of customers where we supply the requirements of these customers. To a significant extent, our success is dependent upon the continued strength of their relationships with us and the growth of our corporate partners. Our customers are often adversely affected by the same economic conditions that adversely affect us. Further, we often are unable to predict the level of demand for our products from these partners, or their timing of orders. The loss of a significant customer or unexpected delays in product purchases could have a material adverse effect on our business, financial condition and results of operations.

Some of our Customers May be Financially Unstable.

Some of our customers in the transportation industry are highly leveraged and have limited access to capital. Therefore, their continued existence may be uncertain. Our financial condition may be affected by the financial stability of these customers.

We Have A Limited Number of Suppliers of Raw Materials and No Guarantee of Continued Availability of Raw Materials. We currently rely on a limited number of suppliers for certain key components in the manufacturing of truck trailers. The loss of our suppliers or the inability of the suppliers to meet our price, quality, quantity and delivery requirements could have a material adverse effect on our business, financial condition and results of operations.

We Have Limited Capital Resources.

Our ability to access the capital markets is dependent on perceived current and future business prospects, as well as the Company's current financial condition. The Company has experienced liquidity problems in the past and as of December 31, 2001, the Company was in violation of its financial covenants with certain of its lenders. While the Company believes it had addressed its liquidity problems by restructuring its indebtedness, there can be no assurance that it will continue to be in compliance with the terms of its new debt agreements. In addition, there can be no assurance that the Company will have sufficient resources to meet its debt service requirements, working capital needs and capital resource requirements. If the Company is unable to comply with the terms of its new debt agreements, it could be forced to further modify its operations or it may be unable to continue as a going concern. (As the Company's lenders could foreclose on the Company's assets.) It is also dependent on the Company's ability to manage the business to meet lender's financial requirements. Accordingly, the Company is limited as to the availability of capital to fund future operations and expansions which could adversely effect the continuing operations of the Company.

We Have a Single Manufacturing Location.

Our primary manufacturing operations are located in Lafayette, Indiana. If the production in these facilities were unexpectedly disrupted for any length of time, it would have a material adverse effect on our business, financial condition and results of operations.

Used Trailer Values May Decline.

Used trailer values at any point in time are influenced by economic and industry conditions, as well as supply. The Company maintains inventories of used trailers, equipment held for lease, finance contracts secured by used trailers and has entered into residual guarantees and purchase commitments for used trailers as part of its normal business practices. Declines in the market value for used trailers or the need to dispose of excess inventories has had and could in the future have a material adverse effect on our business, financial condition and results of operations.

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

We May Not Be Successful in Integrating Businesses that We Acquire into Our Business. We have made and expect to make acquisitions of technology, businesses and product lines in the future. Our ability to expand successfully through acquisitions depends on many factors, including the successful identification and acquisition of products, technologies or businesses and management's ability to effectively integrate and operate the acquired products, technologies or businesses. We may compete for acquisition opportunities with other companies that have significantly greater financial and management resources. There can be no assurance that the Company will be successful in acquiring or integrating any such products, technologies or businesses.

PART II

ITEM 5--MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

            The Company's Common Stock is traded on the New York Stock Exchange (ticker symbol: WNC). The number of record holders of the Company's common stock at February 28, 2002, was 1,039.

            High and low stock prices and dividends for the last two years were:

                                                             DIVIDENDS
                                                            DECLARED PER
                                       HIGH        LOW      COMMON SHARE
                                      ------      ------    ------------
2001
      Fourth Quarter ..............   $ 8.74      $ 6.62       $   --
      Third Quarter ...............   $12.45      $ 6.32       $ 0.01
      Second Quarter ..............   $13.33      $ 9.75       $ 0.04
      First Quarter ...............   $12.00      $ 8.25       $ 0.04

2000
      Fourth Quarter ..............   $ 9.25      $ 7.25       $ 0.04
      Third Quarter ...............   $12.94      $ 8.31       $ 0.04
      Second Quarter ..............   $15.25      $10.50       $ 0.04
      First Quarter ...............   $17.88      $13.00       $ 0.04

      On December 28, 2001, the Board of Directors suspended the Company's payment of common stock dividends. There is no assurance that these dividends will be paid in the future as they depend on future earnings, capital availability and financial conditions.

ITEM 6--SELECTED FINANCIAL DATA

            The following selected consolidated financial data with respect to the Company, for the five years in the period ended December 31, 2001, have been derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their reports. The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere herein.

                                                                          Years Ended December 31,
                                               -------------------------------------------------------------------------
                                                  2001(1)          2000              1999           1998         1997
                                                  ----             ----              ----           ----         ----
                                                            (Dollar amounts in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales ..................................   $ 863,392       $ 1,332,172       $ 1,454,570    $ 1,292,259    $ 846,082
Cost of sales ..............................     982,605(2)      1,216,205(3)      1,322,852      1,192,968      778,620
                                               ---------       -----------       -----------    -----------    ---------

     Gross profit (loss) ...................    (119,213)          115,967           131,718         99,291       67,462
Selling, general and administrative expenses      82,325            55,874            50,796         38,626       26,307
Restructuring charge .......................      37,864            36,338                --             --           --
                                               ---------       -----------       -----------    -----------    ---------

     Income (loss) from operations .........    (239,402)           23,755            80,922         60,665       41,155
Interest expense ...........................     (21,292)          (19,740)          (12,695)       (14,843)     (16,100)
Accounts receivable securitization costs ...      (2,228)           (7,060)           (5,804)        (3,966)          --
Equity in losses of unconsolidated affiliate      (7,668)           (3,050)           (4,000)        (3,100)        (400)
Restructuring charges, net .................      (1,590)           (5,832)               --             --           --
Foreign exchange losses, net ...............      (1,706)               --                --             --           --
Other, net .................................      (1,139)              877             6,310           (259)       1,135
                                               ---------       -----------       -----------    -----------    ---------

     Income (loss) before income taxes .....    (275,025)          (11,050)           64,733         38,497       25,790
Provision (benefit) for income taxes .......     (42,857)           (4,314)           25,891         15,226       10,576
                                               ---------       -----------       -----------    -----------    ---------

     Net income (loss) .....................   $(232,168)      $    (6,736)      $    38,842    $    23,271    $  15,214
                                               =========       ===========       ===========    ===========    =========

Basic earnings (loss) per common share .....   $  (10.17)      $     (0.38)      $      1.60    $      1.00    $    0.74
                                               =========       ===========       ===========    ===========    =========

Diluted earnings (loss) per common share ...   $  (10.17)      $     (0.38)      $      1.59    $      0.99    $    0.74
                                               =========       ===========       ===========    ===========    =========

Cash dividends declared per common share ...   $    0.09       $      0.16       $    0.1525    $    0.1425    $    0.13
                                               =========       ===========       ===========    ===========    =========

(1) The 2001 amounts reflect the results of operations for the 10 branches acquired from Breadner on January 5, 2001.

(2) Includes used trailer inventory valuation charges of $62.1 million, a restructuring related charge of $3.7 million, and loss contingencies (1) and impairment charges related to the Company's leasing operations of $37.9 million.

(3) Includes a $4.5 million charge related to the Company's restructuring activities.

                                                                         Years Ended December 31,
                                                            ----------------------------------------------------
                                                              2001       2000       1999       1998       1997
                                                              ----       ----       ----       ----       ----
                                                                          (Dollar amounts in thousands)
BALANCE SHEET DATA:
     Working capital                                        $111,299   $270,722   $228,751   $271,256   $280,212
     Total equipment leased to others & finance contracts    160,098    108,451    130,626    117,038    103,222
     Total assets                                            692,504    781,614    791,291    704,486    629,870
     Total debt                                              334,703    238,260    167,881    168,304    236,028
     Capital lease obligations                                77,314         --         --         --         --
     Stockholders' equity                                    130,985    367,233    379,365    345,776    226,516

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion of Wabash National Corporation's (Wabash or the Company) historical results of operations and of its liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes thereto.

            Wabash designs, manufactures and markets standard and customized truck trailers under the Wabash(TM), Fruehauf(R) and RoadRailer(R) trademarks. The Company produces and sells aftermarket parts through its division, Wabash National Parts and its wholly-owned subsidiary, North American Trailer Centers(TM) (NATC). In addition to its aftermarket parts sales and service, NATC sells new and used trailers through its retail network as well as providing rental, leasing and finance programs to its customers for new and used trailers.

OVERVIEW

            In 2001, the demand for new trailers in the United States declined substantially resulting in an industry decline of 48.3% in new production from 270,817 units in 2000 to 140,084 units in 2001. This decline resulted from overall economic conditions in the US economy, which reduced the level of freight tonnage shipped in 2001, and ongoing challenges in the motor-carrier industry principally caused by high fuel prices and lower revenues per mile due to intense competition for shipments. The Company's market share declined slightly to 22.6% during 2001. The Company's backlog declined from $639.5 million as of December 31, 2000 to $142.1 million as of December 31, 2001.

            This significant reduction in demand along with historical manufacturing over-capacity in the truck trailer industry resulted in significant losses being reported by the industry as a whole. Further impacting the Company was a significant decline in the demand for used trailers caused by the general economic and industry conditions previously discussed and the Company's excess supply of used trailers. The Company's supply of used trailers comes from accepting trade-ins of used trailers from its customers upon the sale of new trailers. The excess supply of used trailers was further impacted by the Company's backlog of new trailer orders totaling $639.5 million at December 31, 2000, in which the Company had previously agreed upon the pricing terms for the new trailers and the trade-in allowance for the used trailers. This excess supply and decline in demand coupled with the Company's decision to liquidate used trailers during the second half of 2001 resulted in significant used trailer market value declines during 2001. In response to the matters discussed above, during 2001, the Company closed two of its manufacturing facilities and two of its sales and services branches. As a result of these items, the Company incurred significant restructuring, impairment and inventory valuation charges (See notes 2, 4, 9 and 10 for details). Also, in January 2002, the Company completed its divestiture of ETZ, the majority shareholder of BTZ, a European Roadrailer(R) operating company based in Munich, Germany which had yet to achieve profitable operating results.

            As a result of these conditions, the Company reported a loss from operations of $239.4 million for the year ended December 31, 2001, compared to income from operations of $23.8 million for the year ended December 31, 2000. The losses reported for 2001 resulted in the Company being in technical violation of its financial covenants with certain of its lenders at December 31, 2001. In April 2002, the Company entered into an agreement with its lenders to restructure its existing revolving bank line of credit, Senior Series Notes and Rental Fleet Facility and to waive violations of certain financial covenants through March 30, 2002. The restructuring changes debt maturity and principal payment schedules, provides for all unencumbered assets to be pledged as collateral, increases interest rates, and requires the Company to meet newly established financial covenants (See note 13 for details regarding the debt restructuring).

            While the Company believes that industry conditions are likely to persist throughout 2002, the Company believes it has significantly restructured its operations and, based on its projections, the Company anticipates generating positive earnings before interest, taxes, depreciation and amortization in 2002. Although the Company believes that the assumptions underlying the 2002 projections are reasonable, there are risks related to further declines in market demand and reduced sales in the U.S. and Canada, adverse interest rate or currency movements, realization of anticipated cost reductions and levels of used trailer trade-ins that could cause actual results to differ from the projections. Should results continue to decline, the Company is prepared to take additional cost cutting actions. While there can be no assurance that the Company will achieve these results, the Company believes it has adequately modified its operations to be in compliance with its financial covenants throughout 2002 and believes that its existing sources of liquidity combined with its operating results will generate sufficient liquidity such that the Company has the ability to meet its obligations as they become due throughout 2002.

            During 2001, the Company incurred losses of $73.4 related to the write-down and sale of used trailers as compared to $13.1 in 2000. These increased losses were the result of decreased demand for used equipment and the Company's excess supply of used trailer inventory which combined to decrease market values for equipment during 2001. The Company's supply of used trailers has grown significantly over the past two years as a result of large fleet trade deals with certain customers. During 2001 and 2000, the Company accepted approximately $135.5 million and $177.0 million in trade-ins of used trailers. During the third quarter, the Company, to reduce working capital in order to address liquidity concerns, changed its strategy to focus on the wholesale liquidation of used trailer inventory. This change in strategy enabled the Company to reduce working capital needs and generate cash, but resulted in further pressures in used trailer market values which resulted in losses included in the amounts above.

            During the third quarter of 2001, the Company recorded restructuring and other related charges totaling $40.5 million primarily related to the rationalization of the Company's manufacturing capacity resulting in the closure of the Company's platform manufacturing facility in Huntsville, Tennessee, and its dry van facility in Fort Madison, Iowa. In addition, the Company closed a parts distribution facility in Montebello, California. Included in the $40.5 million restructuring charge is the write-down of certain impaired fixed assets to their fair market value ($33.8 million charge), accrued severance benefits for approximately 600 employees ($0.9 million) and plant closure and other costs ($2.1 million). In addition, a $3.7 million charge is included in cost of sales related to inventory write-downs at the closed facilities. During the fourth quarter of 2001, the Company reduced its plant closure reserve by approximately $0.9 million as a result of the Company's ability to effectively control its closure costs.

            The Company's impairment charge reflects the write-down of certain long-lived assets that became impaired as a result of management's decision to close its operations at the two manufacturing plants discussed above. The impairment was computed in accordance with the provisions of SFAS 121. The estimated fair market value of the impaired assets totaled $6.7 million and was determined by management based upon economic conditions, potential alternative uses and potential markets for the assets which are held for sale and, accordingly, are classified in prepaid expenses and other in the accompanying Consolidated Balance Sheets. Depreciation has been discontinued on the assets held for sale pending their disposal.

            In December 2000, the Company recorded restructuring and other related charges totaling $46.6 million primarily related to the Company's exit from manufacturing products for export outside the North American market, international leasing and financing activities and the consolidation of certain domestic operations. Included in this total is $40.8 million that has been included as a component in computing income from operations. Specifically, $19.1 million of this amount represented the impairment of certain equipment subject to leases with the Company's international customers, $8.6 million represented losses recognized for various financial guarantees related to international financing activities, and $6.9 million was recorded for the write-down of other assets as well as charges associated with the consolidation of certain domestic operations including severance benefits of $0.2 million. Also included in the $40.8 million is a $4.5 million charge for inventory write-downs related to the restructuring actions which is included in cost of sales. The Company has recorded $5.8 million as a restructuring charge in Other Income (Expense) representing the write-off of the Company's remaining equity interest in ETZ for a decline in fair value that is deemed to be other than temporary.

            The total impairment charge recognized by the Company as a result of its restructuring activities was $26.7 million. This amount was computed in accordance with the provisions of SFAS 121. The estimated fair value of the impaired assets totaled $3.4 million and was determined by management based upon economic conditions and potential alternative uses and markets for the equipment.

            In January 2002, the Company completed its divestiture of ETZ. As a result of this divestiture the Company adjusted its restructuring reserve by $1.4 million during the fourth quarter. This adjustment primarily relates to the assumption of certain financial guarantees in connection with the divestiture.

            Under the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has two reportable segments: manufacturing and retail and distribution. The manufacturing segment produces trailers and sells new trailers to customers who purchase trailers direct or through independent dealers and also produces trailers for the retail and distribution segment. The retail and distribution segment includes the sale, leasing and financing of new and used trailers, as well as the sale of aftermarket parts and service through its retail branch network. In addition, the retail and distribution segment includes the sale of aftermarket parts through Wabash National Parts.

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

Critical Accounting Policies

A summary of the Company's critical accounting policies is as follows:

Use of Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that directly affect the amounts reported in its consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition
        The Company recognizes revenue from the sale of trailers and aftermarket parts when risk of ownership is transferred to the customer. Revenue is generally recognized upon shipment. Customers that have requested to pick up their trailers are invoiced prior to taking physical possession when the customer has made a fixed commitment to purchase the trailers, the trailers have been completed and are available for pickup or delivery, the customer has requested in writing that the Company hold the trailers until the customer determines the most economical means of taking possession and the customer takes possession of the trailers within a specified time period. In such cases, the trailers, which have been produced to the customer specifications, are invoiced under the Company's normal billing and credit terms.

     The Company recognizes revenue from direct finance leases based upon a constant rate of return while revenue from operating leases is recognized on a straight-line basis in an amount equal to the invoiced rentals.

Used Trailer Trade Commitments

     The Company has commitments with customers to accept used trailers on trade for new trailer purchases. As of December 31, 2001, the Company had approximately $25.7 million of outstanding trade commitments with customers.
The net realizable value of these commitments was approximately $18.0 million as of December 31, 2001. The Company's policy is to recognize losses related to these commitments, if any, at the time the new trailer revenue is recognized.

Accounts Receivable
     Accounts receivable as of December 31, 2001 and 2000 were $58.4 million and $49.3 million, respectively, and are shown net of allowance for doubtful accounts. Accounts receivable includes trade receivables and amounts due under finance contracts. Provisions to the allowance for doubtful accounts are charged to General and Administrative expenses on the Consolidated Statements of Operations.

Inventories
     Inventories are primarily stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured
inventory includes raw material, labor and overhead.    Inventories consist of
the following (in thousands):

                                                             December 31,
                                                        2001             2000
Raw materials and components ................       $  38,235         $  84,167
Work in progress ............................          10,229            18,765
Finished goods ..............................          58,984            93,332
Aftermarket parts ...........................          22,726            33,566
Used trailers ...............................          60,920           100,496
                                                    $ 191,094         $ 330,326

     The Company recorded used trailer inventory valuation adjustments totaling $62.1 million and $9.6 million during 2001 and 2000, respectively. These adjustments, which are reflected in cost of sales on the Consolidated Statements of Operations, were calculated in accordance with the Company's inventory valuation policies that are designed to state used trailers at the lower of cost or market.

Long-Lived Assets
     Long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, whenever facts and circumstances indicate that the carrying amount may not be recoverable. Specifically, this process involves comparing an asset's carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life. If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations.

Accrued Liabilities
     Accrued liabilities primarily represent accrued payroll related items, restructuring reserves, warranty reserves, loss contingencies related to used trailer residual commitments and self insurance reserves related to group insurance and workers compensation. Changes in the estimates of these reserves are charged or credited to income in the period determined.

     The Company is self-insured up to specified limits for medical and workers' compensation coverage. The self-insurance reserves have been recorded to reflect the undiscounted estimated liabilities, including claims incurred but not reported.

     The Company recognizes a loss contingency for used trailer residual commitments for the difference between the equipment's purchase price and its fair market value, when it becomes probable that the purchase price at the guarantee date will exceed the equipment's fair market value at that date.

     The Company's warranty policy generally provides coverage for components of the trailer the Company produces or assembles. Typically, the coverage period is one year for container chassis and specialty trailers and five years for dry freight, refrigerated and flat bed trailers. The Company's policy is to accrue the estimated cost of warranty coverage at the time of the sale. The warranty reserve at December 31, 2001 and 2000 was approximately $11.3 million and $5.2 million, respectively.

RESULTS OF OPERATIONS

            The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                                     Percentage of Net Sales
                                                     Years Ended December 31,
                                                 --------------------------------
                                                  2001         2000         1999
                                                 ------       ------       ------
Net sales ..................................      100.0%       100.0%       100.0%
Cost of sales ..............................      113.8(1)      91.3(2)      90.9
                                                 ------       ------       ------

        Gross profit .......................      (13.8)         8.7          9.1
General and administrative expense .........        6.6          2.6          2.1
Selling expense ............................        2.9          1.6          1.4
Restructuring charge .......................        4.4          2.7           --
                                                 ------       ------       ------

        Income from operations .............      (27.7)         1.8          5.6
Interest expense ...........................       (2.5)        (1.5)        (0.9)
Accounts receivable securitization costs ...       (0.3)        (0.5)        (0.4)
Equity in losses of unconsolidated affiliate       (0.9)        (0.2)        (0.3)
Restructuring charge .......................       (0.2)        (0.4)          --
Foreign exchange losses, net ...............       (0.2)          --           --
Other, net .................................       (0.1)          --          0.4
                                                 ------       ------       ------

        Income (loss) before taxes .........      (31.9)        (0.8)         4.4
Provision (benefit) for income taxes .......       (5.0)        (0.3)         1.8
                                                 ------       ------       ------

        Net income (loss) ..................      (26.9)%       (0.5)%        2.6%
                                                 ======       ======       ======

      (1) Includes used trailer inventory valuation charges of $62.1 million (7.2%), a restructuring related charge of $3.7 million (0.4%) and loss contingencies and impairment charges related to the Company's leasing operations of $37.9 million (4.4%).

      (2) Includes a $4.5 million charge (0.3%) related to the Company's restructuring activities.

2001 Compared to 2000

            Net income (loss) for 2001 was ($232.2) million as compared to ($6.7) million in 2000. This sharp decrease was primarily driven by decreased new trailer sales, restructuring and impairment charges and losses related to used trailers.

Net Sales

            The Company finished 2001 with net sales of approximately $863.4 million on a consolidated basis compared to $1,332.2 million in 2000. This decrease was the result of lower net sales in the manufacturing segment partially offset by increased net sales in the retail and distribution segment.

                                      Years Ended December 31,
                                  -------------------------------
                                    2001         2000     % Change
                                  ---------   ----------  --------
Net External Sales by Segment:       (Dollar amounts in millions)
      Manufacturing .........     $   518.2   $  1,013.1    (48.9%)
      Retail and Distribution         345.2        319.1      8.2%
                                  ---------   ----------    -----
Total Net Sales .............     $   863.4   $  1,332.2    (35.2%)
                                  =========   ==========    =====

            The manufacturing segment's external net sales decreased 48.9% (or $494.9 million) in 2001 compared to 2000 driven almost entirely by a 48.1% decrease in the number of units sold, from approximately 59,700 units in 2000 to approximately 31,000 units in 2001. In addition, the average selling price per new trailer sold decreased by approximately 1.2% in 2001 compared to 2000 from approximately $16,900 in 2000 to approximately $16,700 in 2001. These decreases were driven by unfavorable overall economic conditions in the trailer industry. The Company's market share in the U.S. trailer industry decreased slightly during 2001 from approximately 24.5% in 2000 to approximately 22.8% in 2001. As of December 31, 2001, the Company's backlog of orders was approximately $142.1 million, as compared to $639.5 million as of December 31, 2000.

            The retail and distribution segment's external net sales increased by 8.2% (or $26.1 million) during 2001 compared to 2000. This increase was primarily driven by increased sales from new branch and rental centers opened and acquired during 2001. As on a same store basis net sales decreased by 21.7%. The total number of store locations as of December 31, 2001 was 47 as compared to 34 as of December 31, 2000. The addition of these new stores resulted in leasing revenues and new trailer sales increasing by approximately 29.8% (or $9.8 million) and 21.9% (or $18.5 million), respectively, in 2001 as compared to 2000. The increase in rental and leasing revenue reflects the Company's strategy to expand its rental and leasing operations. The increase in new trailer revenue was driven by a 41.9% increase in the number of units sold from approximately 4,300 units in 2000 to approximately 6,100 units in 2001, partially offset by a 14.7% decline in the average selling price from approximately $19,700 in 2000 to approximately $16,800 in 2001. Used trailer revenue was relatively flat in 2001 as compared to 2000.

Gross Profit (Loss)

            The Company finished 2001 with gross profit (loss) as a percent of sales of (13.8%) on a consolidated basis as compared to 8.7% in 2000. As discussed below, both of the Company's segments contributed to this decrease.

                                        Years Ended December 31,
                                   ---------------------------------
                                      2001         2000     % Change
                                   ---------    ---------   --------
Gross Profit (Loss) by Segment:      (Dollar amounts in millions)
       Manufacturing .........     $   (73.9)   $    86.7    (185%)
       Retail and Distribution         (47.6)        31.5    (251%)
       Eliminations ..........           2.3         (2.2)    205%
                                   ---------    ---------    ----
Total Gross Profit (Loss) ....     $  (119.2)   $   116.0    (203%)
                                   =========    =========    ====

            The manufacturing segment's gross profit (loss) decreased by 185% (or $160.6 million) primarily as a result of the following factors:

            -     the decrease in net sales previously discussed;

            - new trailer and used trailer inventory valuation adjustments of approximately $3.0 million and $62.1 million, respectively;

            -     increased warranty expense of approximately $7.0 million; and

            - the impact of inventory write-downs related to the Company's 2001 restructuring actions of approximately $3.7 million

            These factors were offset somewhat by cost reductions realized from the Company's 2001 and 2000 restructuring actions.

            The retail and distribution segment's gross profit (loss) decreased by 251% (or $79.1 million) primarily as a result of the following factors:

            - decline in average selling prices for new trailer sales of 14.7%;

            - impairment of equipment held for lease along with certain loss contingencies recognized related to its leasing activities totaling approximately $37.9 million;

            - decline in used trailer margins of approximately $8.0 million primarily as a result of the liquidation of the Company's used trailer inventory

            - new trailer and aftermarket parts inventory valuation adjustments of approximately $3.5 million and $3.0 million, respectively; and

            - decline in the equipment held for lease utilization rate during 2001

      These factors were somewhat offset by gross margins of approximately $2.8 million generated from the recently acquired Canadian branches.

Income (Loss) from Operations (before interest, taxes and other items)

            The Company finished 2001 with income (loss) from operations as a percent of sales of (27.7%) on a consolidated basis as compared to 1.8% in 2000. As discussed below, both of the Company's segments contributed to this decrease.

                                          Years Ended December 31,
                                     ---------------------------------
                                        2001         2000     % Change
                                     ---------    ---------   --------
Operating Income (Loss) by Segment:      (Dollar amounts in millions)
        Manufacturing                 $  (148.7)   $    36.9      (502%)
        Retail and Distribution           (93.0)       (10.9)     (753%)

        Eliminations                        2.3         (2.2)      205%
                                      ---------    ---------    ------
Total Operating Income (Loss)         $  (239.4)   $    23.8    (1,105%)
                                      =========    =========    ======

            The manufacturing segment and the retail and distribution segment's income from operations decreased by 502% (or $185.6 million) and 753% (or $82.1 million), respectively, primarily as a result of the decrease in gross profit
(loss) previously discussed along with increased bad debt expense. Bad debt expense for the manufacturing segment and retail and distribution segment increased by approximately $8.2 million and $8.7 million, respectively, in 2001 compared to 2000. This increase reflects deteriorating economic conditions in the transportation industry during 2001. The manufacturing segment also incurred higher expenses related to professional fees and employee separation pay. The retail and distribution segment also incurred increased selling, general and administrative expenses to support the Company's expanding rental and leasing business and to increase used trailer sales volume.

Other Income (Expense)

            Interest expense totaled $21.3 million and $19.7 million for the years ended December 31, 2001 and 2000, respectively. The increase in interest expense primarily reflects higher borrowings under the Company's revolving credit facilities during 2001.

            Accounts receivable securitization costs related to the Company's accounts receivable securitization facility, decreased from $7.1 million in 2000 to $2.2 million in 2001 primarily as a result of decreased borrowings under this facility during 2001.

            Equity in losses of unconsolidated affiliate consists of the Company's interest in the losses of ETZ, a non-operating, European holding company, which is the majority shareholder of BTZ, a European RoadRailer(R) operating company based in Munich, Germany. As part of the Company's 2000 restructuring activities, the Company recorded a $5.8 million charge to Other Income (Expense) during 2000 and an additional $1.4 million charge in 2001, as part of its planned divestiture of this investment. In January 2001, in connection with its restructuring activities, the Company increased its ownership interest in ETZ from 25.1% to 100%. Accordingly, the Company's equity in losses of unconsolidated affiliate increased from $3.1 million in 2000 to $7.7 million in 2001 In January 2002, the Company completed its divestiture of ETZ. As a result of this divestiture, the Company will cease reflecting an ownership interest in ETZ's results of operations in 2002.

            Foreign currency transaction losses, net totaled $1.7 million and $0 for the years ended December 31, 2001 and 2000, respectively. These net losses were primarily a result of transaction gains and losses being recorded related to intercompany transactions between the Company and its recently acquired Canadian subsidiary, as well as U.S. denominated transaction between the Canadian subsidiary and unrelated parties.

            Other, net was $1.1 million in expense during 2001 compared to $0.9 million in income during 2000. Other, net primarily includes items such as interest income, gain or loss from the sale of fixed assets and other items

Income Taxes

            The Company's effective tax rates were 15.6% and 39% of pre-tax income (loss) for 2001 and 2000, respectively. In 2001, the effective rate differed from the U.S. federal statutory rate of 35% primarily due to the recognition of a valuation allowance against deferred tax assets that the Company determined were more likely than not to be realized before expiration. In 2000, the effective rate differed from the U.S. Federal Statutory rate primarily due to state taxes and the effects of permanent differences in financial and tax reporting of certain transactions.

2000 Compared to 1999

            Net income (loss) for 2000 was ($6.7) million as compared to $38.8 million in 1999. This decrease was driven primarily by lower sales and the impact of restructuring and other related charges.

Net Sales

            The Company finished 2000 with net sales of approximately $1.3 billion on a consolidated basis compared to $1.5 billion in 1999. As discussed below, both of the Company's segments contributed to this decrease.

                                        Years Ended December 31,
                                  ----------------------------------
                                    2000         1999       % Change
                                  --------     --------     --------
Net External Sales by Segment:       (Dollar amounts in millions)
      Manufacturing               $1,013.1     $1,113.9       (9.0%)
      Retail and Distribution        319.1        340.7       (6.3%)
                                  --------     --------       ----
Total Net Sales                   $1,332.2     $1,454.6       (8.4%)
                                  ========     ========       ====

            The manufacturing segment's external net sales decreased 9.0% (or $100.8 million) in 2000 compared to 1999, driven primarily by a 6.9% decrease in the number of units sold, from approximately 64,100 units in 1999 to approximately 59,700 units in 2000. In addition, the average selling price per new trailer sold decreased 1.7% during 2000 compared to 1999. The decrease in net sales during the period was primarily driven by the continued impact of a general slowing in freight tonnage, increased interest rates and continued high fuel prices within the transportation industry. As a result of these unfavorable conditions, the transportation industry continues to operate in a very difficult environment, which has caused new trailer orders to decrease. As of December 31, 2000, the Company's backlog of orders was approximately $0.7 billion, over $0.4 billion of which is related to the DuraPlate(R) trailer.

            The retail and distribution segment's external net sales decreased 6.3% (or $21.6 million) during 2000 compared to 1999 driven primarily by a 3.6% decline in same store sales during the periods along with the reduction of a branch location during 2000. The total number of store locations as of December 31, 2000 was 34 as compared to 35 as of December 31, 1999.

Gross Profit

            The Company finished 2000 with gross profit as a percent of sales of 8.7% on a consolidated basis, as compared to 9.1% in 1999. As discussed below, both of the Company's segments contributed to this decrease.

                                                                     Years Ended December 31,
                                                        -------------------------------------------------
                                                          2000                1999              % Change
                                                        ---------         -----------           ---------
              Gross Profit by Segment:                             (Dollar amounts in millions)
                     Manufacturing                       $ 86.7             $   99.6              (13.0%)
                     Retail and Distribution               31.5                 34.3               (8.2%)
                     Eliminations                          (2.2)                (2.2)               0.0%
                                                         ------             --------              -----
              Total Gross Profit                         $116.0             $  131.7              (11.9%)
                                                         ======             ========              =====

            The manufacturing segment's gross profit decreased by 13.0% (or $12.9 million) primarily as a result of the following factors:

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

            These factors were partially offset by the Company's strategy of increasing the proportion of revenues attributable to proprietary products, such as the DuraPlate(R) trailer. These proprietary products accounted for approximately 67% of production in 2000 as compared to 59% in 1999, and have been successful in generating higher gross profits than have historically been possible with a more traditional, commodity type product mix.

            The retail and distribution segment's gross profit decreased by 8.2% (or $2.8 million) primarily as a result of decreased net sales previously discussed. This decrease was partially offset somewhat by increased sales for aftermarket parts, service revenues and rental, leasing and finance revenues which typically have higher margins as compared to the segment as a whole.

Income (Loss) from Operations (before interest, taxes and other items)

            The Company finished 2000 with income (loss) from operations as a percent of sales of 1.8% on a consolidated basis, as compared to 5.6% in 1999. As discussed below, both of the Company's segments contributed to this decrease.

                                                              Years Ended December 31,
                                                --------------------------------------------------
                                                   2000                1999              % Change
                                                ----------          ----------          -----------
            Operating Income by Segment:                     (Dollar amounts in millions)
                    Manufacturing                 $ 36.9              $  72.0              (48.8%)
                    Retail and Distribution        (10.9)                11.1             (198.2%)
                    Eliminations                    (2.2)                (2.2)               0.0%
                                                  ------              -------             ------
            Total Operating Profit                $ 23.8              $  80.9              (70.6%)
                                                  ======              =======             ======

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

            Equity in losses of unconsolidated affiliate consists of the Company's 25.1% interest in the losses of ETZ, a non-operating, European holding company, acquired in November 1997. ETZ is the majority shareholder of BTZ, a European RoadRailer(R) operating company based in Munich, Germany, which began operations in 1996. As part of its restructuring activities, during the fourth quarter of 2000, the Company recorded a $5.8 million charge to Other Income (Expense) in order to reflect its planned divestiture of this investment.

            In January 2001, in connection with its restructuring activities, the Company assumed the remaining ownership interest in ETZ from the majority shareholder and in January 2002, the Company completed its divestiture of ETZ.

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

LIQUIDITY AND CAPITAL RESOURCES

            At December 31, 2001, the Company had $11.1 million in cash and cash equivalents and $75 million outstanding under its $125 million revolving credit facility. As of December 31, 2001, the Company was in technical default with the minimum net worth and debt to capital covenants under the revolving credit facility and the minimum net worth covenants under its Senior Series Notes agreements. In April 2002, the Company renegotiated these agreements and received waivers of all covenant violations through March 30, 2002. Under the new agreements, substantially all of the Company's assets are pledged as collateral for the loans. The new agreements also require an increase in the cost of funds and impose new financial covenants.

            The Company believes that existing funds, cash generated from operations and availability of funds from its restructured credit facilities and accounts receivable securitization should be adequate to satisfy working capital needs, capital expenditure requirements, interest and principal repayments on debt for the foreseeable future. Management also anticipates the completion of the following transactions during 2002 that will provide additional financial resources for the Company:

            -     Sale and leaseback of certain real property - $30 million;

            -     Sale of idle assets currently held for sale - $10 million; and

            - Additional income tax refunds resulting from March 2002 tax law changes - $13 million.

            The Company received the $13 million income tax refund in April 2002, however, there can be no assurance that the proceeds from the other transactions will be available to the Company in 2002.

            The Company's ongoing liquidity will depend upon a number of factors including its ability to manage cash resources and meet the financial covenants under its new debt agreements. In the event the Company is unsuccessful in meeting its debt service obligations or if expectations regarding the management and generation of cash resources are not met, the Company would need to implement severe cost reductions, reduce capital expenditures, sell additional assets, restructure all or a portion of its existing debt and/or obtain additional financing.

Debt Restructuring:

            In April 2002, the Company entered into an agreement with its lenders to restructure its existing revolving credit facility and Senior Series Notes and waive violations of its financial covenants through March 30, 2002. The amendment changes debt maturity and principal payment schedules; provides for all unencumbered assets to be pledged as collateral equally to the lenders; increases the cost of funds; and requires the Company to meet certain additional financial conditions, among other items. The amended agreements also contain restrictions on acquisitions and the payment of preferred stock dividends.

            The Company's existing $125 million Revolving Credit facility was restructured into a $107 million term loan (Bank Term Loan) and an $18 million revolving credit facility (Bank Line of Credit). The Bank Term Loan and Bank Line of Credit both mature on March 30, 2004 and are secured by all of the unencumbered assets of the Company. The $107 million Bank Term Loan, of which approximately $29 million consists of outstanding letters of credit, requires monthly payments of principal of $3.0 million per annum in 2002, $13.8 million per annum in 2003, and $3.4 million per annum in 2004, with the balance due March 30, 2004. In addition, principal payments will be made from excess cash flow, as defined in the agreement, on a quarterly basis. Any such additional payments will reduce the balance of the Bank Term Loan due March 30, 2004.

            Interest on the $107 million Bank Term Loan is variable based upon the adjusted London Interbank Offered Rate ("LIBOR") plus 380 basis points and is payable monthly. Interest on the borrowings under the $18 million Bank Line of Credit is based upon adjusted LIBOR plus 355 basis points or the agent bank's alternative borrowing rate as defined in the agreement.

            As of December 31, 2001, the Company had $192 million of Senior Series Notes outstanding which originally matured in 2002 through 2008. As part of the restructuring, the original maturity dates for $72 million of Senior Series Notes, payable in 2002 through March 2004, have been extended to March 30, 2004. The maturity dates for the other $120 million of Senior Series Notes due subsequent to March 30, 2004, remain unchanged. As consideration for the extension of the maturity dates the Senior Series Notes are now secured by all of the unencumbered assets of the Company. In addition, monthly principal payments totaling $7.5 million in 2002, $33.8 million in 2003 and $8.4 million in 2004 will be made on a prorata basis to all Senior Series Notes. In addition, principal payments will be made from excess cash flow, as defined in the agreement, on a quarterly basis. Interest on the Senior Series Notes, which is payable monthly, increased by 325 basis points, effective April 2002, and ranges from 9.66% to 11.29%.

            In December 2000, the Company entered into a sale and leaseback facility with an independent financial institution related to its trailer rental fleet. The total facility size was $110 million and was syndicated in the first quarter of 2001. The facility's initial term expires in June 2002, has four annual renewal periods and contains financial covenants substantially identical to the Company's existing credit facilities.

            In April 2002, the Company entered into an agreement with the financial institutions that were a party to the sale and leaseback facility to waive financial covenant violations through March 30, 2002 and amend the terms of the existing agreement. The amendment provided for increased pricing and conforms the financial covenants to those in the amended Bank Term Loan, Bank Line of Credit and Senior Series Notes agreements described above. The initial term of the facility remains unchanged, expiring in June 2002, however, the annual renewal periods have been reduced to three, with the last renewal period being from July 2004 to January 2005.

            As a result of the amendments to the sale-leaseback facility, which had been accounted for as an operating lease, this facility was required to be included on the Consolidated Balance Sheet of the Company as of December 31, 2001. Accordingly, the trailer rental fleet has been recorded as equipment leased to others at its fair market value of approximately $42 million and a capital lease obligation of approximately

$65 million, which reflects the unamortized lease value under this agreement. A non-cash charge to cost of sales of $23 million was recorded in the Consolidated Statements of Operations for the year ended December 31, 2001 related to the difference between the fair market values of the equipment and the unamortized lease value. Assuming all renewal periods are elected, the Company will make payments under this facility of $14.7 million, $14.2 million and $13.3 million in 2002, 2003 and 2004, respectively.

            In April 2002, the Company replaced its existing $100 million receivable securitization facility with a new two year $110 million Trade Receivables Facility. The new facility allows the Company to sell, without recourse, on an ongoing basis predominantly all of its domestic accounts receivable to a wholly-owned, bankruptcy remote special purpose entity (SPE). The SPE sells an undivided interest in receivables to an outside liquidity provider who, in turn, remits cash back to the SPE for receivables eligible for funding. This new facility includes financial covenants identical to those in the amended Bank Term Loan, Bank Line of Credit and Senior Series Notes agreements.

            The Company anticipates total fees to be incurred in 2002 in connection with restructuring its Bank Term Loan, Bank Line of Credit, Senior Series Notes, rental fleet facility and Trade Receivables Facility, discussed above, to be approximately $10 million.

            The Company has future residual guarantees and purchase options of approximately $34.7 million and $104.5 million, respectively, related to certain new and used trailer transactions as well as certain production equipment. The majority of these do not come due until 2002 or after. To the extent that the value of the underlying property is less than the residual guarantee and it is likely that the value is not expected to recover, the Company has recorded a loss contingency.

Contractual Obligations and Commercial Commitments:

            A summary of payments due by period of the Company's contractual obligations and commercial commitments as of December 31, 2001 is shown in the table below. The table reflects the obligations under the amended and restated credit agreement which was effective April 2002. A more complete description of these obligations and commitments is included in the Notes to the Consolidated Financial Statements.

Contractual Cash Obligations

              $ Millions                      2002           2003           2004           2005        Thereafter        Total
---------------------------------------    ----------     ----------     ----------     ----------     ----------     ----------
DEBT (excluding interest):
   Revolving Bank Line of Credit           $     14.6     $       --     $       --     $       --     $       --     $     14.6
   Receivable Securitization Facility*           17.7             --             --             --             --           17.7
   Mortgages & Other Notes Payable               17.9            3.4            3.4            4.1            6.6           35.4
   Bank Term Loan                                 3.0           13.8           58.2             --             --           75.0
   Senior Series Notes                            7.5           33.8           68.8           20.7           61.2          192.0
                                           ----------     ----------     ----------     ----------     ----------     ----------
         TOTAL DEBT                        $     60.7     $     51.0     $    130.4     $     24.8     $     67.8     $    334.7
                                           ==========     ==========     ==========     ==========     ==========     ==========

OTHER:
   Capital Lease Obligations               $     27.2     $     14.2     $     13.3     $     36.8     $       --     $     91.5
   Operating Leases                              12.2           11.0            9.3            5.5            4.2           42.2
                                           ----------     ----------     ----------     ----------     ----------     ----------
         TOTAL OTHER                       $     39.4     $     25.2     $     22.6     $     42.3     $      4.2     $    133.7
                                           ==========     ==========     ==========     ==========     ==========     ==========

TOTAL                                      $    100.1     $     76.2     $    153.0     $     67.1     $     72.0     $    468.4
                                           ==========     ==========     ==========     ==========     ==========     ==========

*The Receivable Securitization Facility obligation reflects advances as of December 31, 2001 which will be refinanced under the new Trade Receivable Facility.

Other Commercial Commitments

              $ Millions                      2002           2003           2004           2005        Thereafter       Total
---------------------------------------    ----------     ----------     ----------     ----------     ----------     ----------
Letters of credit                          $       --     $       --     $     29.0     $       --     $       --     $     29.0
Residual guarantees                               1.9            3.6            8.3            5.3           15.6           34.7

                                           ----------     ----------     ----------     ----------     ----------     ----------
TOTAL                                      $      1.9     $      3.6     $     37.3     $     37.3     $     15.6     $     63.7
                                           ==========     ==========     ==========     ==========     ==========     ==========

Explanation of Cash Flow

            The Company's cash position increased $6.9 million during 2001 from $4.2 million in cash and cash equivalents at December 31, 2000 to $11.1 million at December 31, 2001. This increase was due to cash provided by financing activities of $41.3 million partially offset by cash used in operating and investing activities of $34.4 million.

            Operating Activities:

            Net cash provided by operating activities of $6.4 million in 2001 is primarily the result of the net loss offset by changes in working capital along with the add back of non-cash charges for depreciation and amortization; restructuring and other related charges; provision for losses on accounts receivable; and inventory and contingency adjustments.

            Changes in working capital provided $57.4 million of net cash. This resulted from a reduction in inventory that was partially offset by a corresponding decrease in accounts payable and accrued liabilities. In addition, refundable income taxes increased during the year.

            The net decrease in inventory was primarily due to overall lower levels of production resulting from reduced demand from customers as the transportation industry continued to be adversely impacted by unfavorable economic conditions. The Company reduced all components of manufacturing inventory and aftermarket parts during the year. Used trailer inventory balances, excluding the effects of non-cash valuation charges remained comparable to the prior year.

            Accounts payable decreased $47.6 million primarily due to the lower levels of production and an emphasis by management on cost containment. Refundable income taxes increased $20.1 million as the Company recorded a receivable for income taxes paid in previous years due to the utilization of a net operating loss carryback. Accrued liabilities increased approximately $13.2 million due in part to increase in warranty accruals.

            Investing Activities:

            Net cash used in investing activities of $40.8 million consisted of the following:

            Capital expenditures were $5.9 million during 2001 and were largely related to maintaining facilities.

            The Company invested approximately $70.4 million, net in its rental and operating lease portfolio in 2001 compared to $69.6 million in 2000. The increase in the Company's rental and operating lease portfolio primarily reflects the Company's strategy to expand its used trailer rental program and is offset somewhat by $40.0 million of proceeds from a sale and leaseback facility related to the Company's trailer rental facility and $9.7 million in proceeds received during the normal course of business.

            The Company's finance contract portfolio remained virtually unchanged. Additional investments in finance contracts of $18.7 million were partially offset by payments received of $6.8 million and the sale of approximately $10.8 million of contracts sold primarily to a large financial institution.

            In January 2001, the Company acquired the stock of the Breadner Group of Companies (the Breadner Group), headquartered in Kitchener, Ontario, Canada for approximately $6.3 million in cash, $10.0 million in long-term notes and the assumption of certain indebtedness. This transaction was accounted for as a purchase. The purchase price in excess of the fair value of assets purchased and liabilities assumed of approximately $13 million as been recorded as goodwill and is being amortized over a twenty-five year period.

Financing Activities:

            Net cash provided by financing activities of $41.3 million in 2001 is primarily due to an increase in total debt of $46.0 million offset partially by the payment of common stock and preferred stock dividends of approximately $4.9 million.

            In connection with the aforementioned activity, the Company's total debt increased to $334.7 million at December 31, 2001 compared to $238.3 million at December 31, 2000. This increase is comprised of net increases in short-term borrowings under the Company's revolving credit facilities of $46.0 million, and non-cash transactions of approximately $18.9 million related to the acquisition of Breadner and approximately $31.5 million of indebtedness reflected in the current year which was previously accounted for as off-balance sheet financing.

INFLATION

            The Company has been generally able to offset the impact of rising costs through productivity improvements as well as selective price increases. As a result, inflation is not expected to have a significant impact on the Company's business.

NEW ACCOUNTING PRONOUNCEMENTS

            The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS 137 and SFAS 138, as of January 1, 2001. These standards require that all derivative instruments be recorded on the balance sheet at fair value. The adoption of these standards did not have an effect on the Company's annual results of operations or its financial position.

            The Company adopted SFAS No. 142. Goodwill and Other Intangible Assets, as of January 1, 2002. This new standard changes the accounting for goodwill from an amortization method to an impairment-only approach, and introduces a new model for determining impairment charges. SFAS No. 142 requires completion of the initial step of a transitional impairment test within six months of the adoption of this standard and, if applicable, completion of the final step of the adoption by December 31, 2002. The Company is in the initial stages of evaluating the transitional impairment test and related impact, if any, to the Company's results of operations and financial position. Goodwill amortization expense was approximately $1.1 million, $0.6 million and $0.2 million, for 2001, 2000 and 1999, respectively.

            In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date of June 15, 2002 which becomes effective for the Company on January 1, 2003. This Standard requires obligations associated with retirement of long-lived assets to be capitalized as part of the carrying value of the related asset. The Company does not believe the adoption of SFAS No. 143 will have a material effect on its financial statements.

            In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Effective January 1, 2002, this standard sets forth a single accounting model for the accounting and reporting for the impairment or disposal of long-lived assets. The Company is currently evaluating the provisions of SFAS No. 144 to determine the effect, if any, on its consolidated financial statements.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      b. Interest Rates

            As of December 31, 2001, the Company had approximately $75 million of London Interbank Rate (LIBOR) based debt outstanding under its Bank Line of Credit, $14.6 million of outstanding borrowings under its Canadian Revolving Line of Credit and $17.7 million of proceeds from its accounts receivable securitization facility, which also requires LIBOR based interest payments. A hypothetical approximately 1.0 million increase in interest expense over a one-year period. This sensitivity analysis does not account for the change in the Company's competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

      c. Foreign Exchange Rates

            The Company has historically entered into foreign currency forward contracts (principally against the German Deutschemark and French Franc) to hedge the net receivable/payable position arising from trade sales (including lease revenues) and purchases with regard to the Company's international activities. The Company does not hold or issue derivative financial instruments for speculative purposes. As of December 31, 2001, the Company had no foreign currency forward contracts outstanding.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                               PAGES
                                                                                               -----
Report of Independent Public Accountants......................................................    32

Consolidated Balance Sheets as of December 31, 2001 and 2000..................................    33

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and
      1999....................................................................................    34

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001,
      2000 and 1999...........................................................................    35

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and
      1999....................................................................................    36

Notes to Consolidated Financial Statements....................................................    37

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Wabash National Corporation:

            We have audited the accompanying consolidated balance sheets of WABASH NATIONAL CORPORATION (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wabash National Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                 ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
April 12, 2002.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                December 31,
                                                                         ------------------------
                                     ASSETS                                 2001           2000
                                                                         ---------      ---------
CURRENT ASSETS:
         Cash and cash equivalents .................................     $  11,135      $   4,194
         Accounts receivable, net ..................................        58,358         49,320
         Current portion of finance contracts ......................        10,646         11,544
         Inventories ...............................................       191,094        330,326
         Refundable income taxes ...................................        25,673          5,552
         Prepaid expenses and other ................................        17,231         18,478
                                                                         ---------      ---------

                    Total current assets ...........................       314,137        419,414
                                                                         ---------      ---------

PROPERTY, PLANT AND EQUIPMENT, net .................................       170,330        216,901
                                                                         ---------      ---------

EQUIPMENT LEASED TO OTHERS, net ....................................       109,265         52,001
                                                                         ---------      ---------

FINANCE CONTRACTS, net of current portion ..........................        40,187         44,906
                                                                         ---------      ---------

INTANGIBLE ASSETS, net .............................................        43,777         31,123
                                                                         ---------      ---------

OTHER ASSETS .......................................................        14,808         17,269
                                                                         ---------      ---------

                                                                         $ 692,504      $ 781,614
                                                                         =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Current maturities of long-term debt ......................     $  60,682      $  12,134
         Current maturities of capital lease obligations ...........        21,559             --
         Accounts payable ..........................................        51,351         94,118
         Accrued liabilities .......................................        69,246         42,440
                                                                         ---------      ---------

                    Total current liabilities ......................       202,838        148,692
                                                                         ---------      ---------

LONG-TERM DEBT, net of current maturities ..........................       274,021        226,126
                                                                         ---------      ---------

LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current maturities .....        55,755             --
                                                                         ---------      ---------

DEFERRED INCOME TAXES ..............................................            --         23,644
                                                                         ---------      ---------

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES .....................        28,905         15,919
                                                                         ---------      ---------

STOCKHOLDERS' EQUITY:
         Preferred stock, 482,041 shares issued and outstanding with
              an aggregate liquidation value of $30,600 ............             5              5
         Common stock, 23,013,847 and 23,002,490 shares issued
              and outstanding, respectively ........................           230            230
         Additional paid-in capital ................................       236,804        236,660
         Retained earnings (deficit) ...............................      (104,469)       131,617
         Accumulated other comprehensive loss ......................          (306)            --
         Treasury stock at cost, 59,600 common shares ..............        (1,279)        (1,279)
                                                                         ---------      ---------
                    Total stockholders' equity .....................       130,985        367,233
                                                                         ---------      ---------
                                                                         $ 692,504      $ 781,614
                                                                         =========      =========

 The accompanying notes are an integral part of these Consolidated Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   Years Ended December 31,
                                                          -------------------------------------------
                                                            2001             2000             1999
                                                          ---------      -----------      -----------
NET SALES ...........................................     $ 863,392      $ 1,332,172      $ 1,454,570
COST OF SALES .......................................       982,605        1,216,205        1,322,852
                                                          ---------      -----------      -----------

               Gross profit (loss) ..................      (119,213)         115,967          131,718

GENERAL AND ADMINISTRATIVE EXPENSES .................        56,955           34,354           30,396
SELLING EXPENSES ....................................        25,370           21,520           20,400
RESTRUCTURING CHARGE ................................        37,864           36,338               --
                                                          ---------      -----------      -----------

               Income (loss) from operations ........      (239,402)          23,755           80,922

OTHER INCOME (EXPENSE):
         Interest expense ...........................       (21,292)         (19,740)         (12,695)
         Accounts receivable securitization costs ...        (2,228)          (7,060)          (5,804)
         Equity in losses of unconsolidated affiliate        (7,668)          (3,050)          (4,000)
         Restructuring charges ......................        (1,590)          (5,832)              --
         Foreign exchange losses, net ...............        (1,706)              --               --
         Other, net .................................        (1,139)             877            6,310
                                                          ---------      -----------      -----------

               Income (loss) before income taxes ....      (275,025)         (11,050)          64,733

PROVISION (BENEFIT) FOR INCOME TAXES ................       (42,857)          (4,314)          25,891
                                                          ---------      -----------      -----------

               Net income (loss) ....................     $(232,168)     $    (6,736)     $    38,842

PREFERRED STOCK DIVIDENDS ...........................         1,845            1,903            2,098
                                                          ---------      -----------      -----------

NET INCOME (LOSS) AVAILABLE TO COMMON
           STOCKHOLDERS .............................     $(234,013)     $    (8,639)     $    36,744
                                                          =========      ===========      ===========

EARNINGS (LOSS) PER SHARE:

           Basic ....................................     $  (10.17)     $     (0.38)     $      1.60
                                                          =========      ===========      ===========

           Diluted ..................................     $  (10.17)     $     (0.38)     $      1.59
                                                          =========      ===========      ===========

 The accompanying notes are an integral part of these Consolidated Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                             Preferred Stock             Common Stock
                                          -------------------        --------------------
                                          Shares       Amount        Shares        Amount
                                          ------       ------        ------        ------
BALANCES, December 31, 1998 .......       482,041    $        5    22,965,090    $      230

Net income for the year ...........            --            --            --            --
Cash dividends declared:
   Common stock ($0.1525 per share)            --            --            --            --
   Preferred stock ................            --            --            --            --
Common stock issued under:
   Employee stock purchase plan ...            --            --        10,556            --
   Employee stock bonus plan ......            --            --         4,400            --
   Stock option plan ..............            --            --         5,140            --
                                          -------    ----------    ----------    ----------

BALANCES, December 31, 1999 .......       482,041    $        5    22,985,186    $      230

Net loss for the year .............            --            --            --            --
Cash dividends declared:
   Common stock ($0.16 per share) .            --            --            --            --
   Preferred stock ................            --            --            --            --
Common stock issued under:
   Employee stock purchase plan ...            --            --        15,544            --
   Employee stock bonus plan ......            --            --         1,760            --
                                          -------    ----------    ----------    ----------

BALANCES, December 31, 2000 .......       482,041    $        5    23,002,490    $      230

Net loss for the year .............            --            --            --            --
Foreign currency translation ......            --            --            --            --
Cash dividends declared:
   Common stock ($0.09 per share) .            --            --            --            --
   Preferred stock ................            --            --            --            --
Common stock issued under:
   Employee stock purchase plan ...            --            --         7,138            --
   Employee stock bonus plan ......            --            --         1,960            --
   Outside directors' compensation             --            --         2,259            --
                                          -------    ----------    ----------    ----------

BALANCES, December 31, 2001 .......       482,041    $        5    23,013,847    $      230
                                          =======    ==========    ==========    ==========

                                           Additional    Retained         Other
                                            Paid-In      Earnings     Comprehensive     Treasury
                                            Capital      (Deficit)    Income (Loss)      Stock          Total
                                            -------      ---------    -------------     --------        -----
BALANCES, December 31, 1998 .......       $  236,127    $  110,693     $       --     $   (1,279)    $  345,776

Net income for the year ...........               --        38,842             --             --         38,842
Cash dividends declared:
   Common stock ($0.1525 per share)               --        (3,502)            --             --         (3,502)
   Preferred stock ................               --        (2,098)            --             --         (2,098)
Common stock issued under:
   Employee stock purchase plan ...              177            --             --             --            177
   Employee stock bonus plan ......               79            --             --             --             79
   Stock option plan ..............               91            --             --             --             91
                                          ----------    ----------     --------       ----------     ----------

BALANCES, December 31, 1999 .......       $  236,474    $  143,935     $       --     $   (1,279)    $  379,365

Net loss for the year .............               --        (6,736)            --             --         (6,736)
Cash dividends declared:
   Common stock ($0.16 per share) .               --        (3,679)            --             --         (3,679)
   Preferred stock ................               --        (1,903)            --             --         (1,903)
Common stock issued under:
   Employee stock purchase plan ...              158            --             --             --            158
   Employee stock bonus plan ......               28            --             --             --             28
                                          ----------    ----------     --------       ----------     ----------

BALANCES, December 31, 2000 .......       $  236,660    $  131,617     $       --     $   (1,279)    $  367,233

Net loss for the year .............               --      (232,168)            --             --       (232,168)
Foreign currency translation ......               --            --           (306)            --           (306)
Cash dividends declared:
   Common stock ($0.09 per share) .               --        (2,073)            --             --         (2,073)
   Preferred stock ................               --        (1,845)            --             --         (1,845)
Common stock issued under:
   Employee stock purchase plan ...               70            --             --             --             70
   Employee stock bonus plan ......               27            --             --             --             27
   Outside directors' compensation                47            --             --             --             47
                                          ----------    ----------     --------       ----------     ----------

BALANCES, December 31, 2001 .......       $  236,804    $ (104,469)    $     (306)    $   (1,279)    $  130,985
                                          ==========    ==========     ==========     ==========     ==========

 The accompanying notes are an integral part of these Consolidated Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                       Years Ended December 31,
                                                                                 -----------------------------------
                                                                                    2001         2000         1999
                                                                                 ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..........................................................   $(232,168)   $  (6,736)   $  38,842
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
      Depreciation and amortization ..........................................      32,143       30,051       21,773
      Net (gain) loss on the sale of assets ..................................        (504)       1,474         (864)
      Provision for losses on accounts receivable ............................      20,959        4,088        2,829
      Deferred income taxes ..................................................     (14,441)      (8,906)      (6,947)
      Equity in losses of unconsolidated affiliate ...........................       7,183        3,050        4,000
      Restructuring and other related charges ................................      41,067       46,650           --
      Cash used in restructuring .............................................      (6,988)          --           --
      Used trailer valuation charges .........................................      62,134        9,600           --
      Loss contingencies and impairment of equipment leased to others . ......      37,900           --           --
      Change in operating assets and liabilities, excluding
       effects of the acquisitions
        Accounts receivable ..................................................       1,790       52,709      (18,810)
        Inventories ..........................................................     107,755      (74,479)     (37,573)
        Refundable income taxes ..............................................     (20,121)      (5,552)          --
        Prepaid expenses and other ...........................................       3,863        5,368        8,607
        Accounts payable and accrued liabilities .............................     (34,443)     (69,880)      55,537
        Other, net ...........................................................        (261)      (1,106)      (3,924)

                                                                                 ---------    ---------    ---------
              Net cash provided by (used in) operating activities ............       6,390      (13,669)      63,470
                                                                                 ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures .....................................................      (5,899)     (60,342)     (68,119)
    Net additions to equipment leased to others ..............................     (70,444)     (69,553)     (11,828)
    Net additions to finance contracts .......................................     (18,662)     (19,400)     (28,762)
    Investment in unconsolidated affiliate ...................................      (7,183)      (3,706)      (3,580)
    Acquisitions, net of cash acquired .......................................      (6,336)          --      (12,413)
    Proceeds from sale of leased equipment and finance contracts .............      60,556       60,845       12,927
    Principal payments received on finance contracts .........................       6,787       12,914       10,246
    Proceeds from the sale of property, plant and equipment ..................         426        9,638        7,236

                                                                                 ---------    ---------    ---------
              Net cash used in investing activities ..........................     (40,755)     (69,604)     (94,293)
                                                                                 ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from:
    Short-term revolver ......................................................     428,776      512,300      244,200
    Long-term debt ...........................................................          --       62,500           --
    Common stock, net of expenses ............................................         144          186          347
  Payments:
    Short-term revolver ......................................................    (361,006)    (500,299)    (242,200)
    Long-term debt ...........................................................     (21,738)      (4,122)     (10,651)
    Common stock dividends ...................................................      (2,991)      (3,679)      (3,446)
    Preferred dividends ......................................................      (1,879)      (1,903)      (2,065)

                                                                                 ---------    ---------    ---------
              Net cash provided by (used in) financing activities ............      41,306       64,983      (13,815)
                                                                                 ---------    ---------    ---------

NET (DECREASE) INCREASE IN CASH ..............................................       6,941      (18,290)     (44,638)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD .....................       4,194       22,484       67,122
                                                                                 ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD ...........................   $  11,135    $   4,194    $  22,484
                                                                                 =========    =========    =========

 The accompanying notes are an integral part of these Consolidated Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS, INDUSTRY AND FINANCIAL CONDITIONS

            Wabash National Corporation (the Company) designs, manufactures and markets standard and customized truck trailers and intermodal equipment under the Wabash(TM), Fruehauf(R) and RoadRailer(R) trademarks. The Company produces and sells aftermarket parts through its division, Wabash National Parts, and its wholly-owned subsidiary, North American Trailer Centers(TM) (NATC). In addition to aftermarket parts sales and service revenues, NATC sells new and used trailers through its retail network and provides maintenance service for the Company's and competitors' trailers and related equipment. On January 5, 2001 NATC acquired Canadian branch locations in connection with the Breadner acquisition. The Company's other significant wholly-owned subsidiaries include Apex Trailer Leasing and Rentals, L.P. and National Trailer Funding (the Finance Companies), Cloud Corporation (Wabash Wood Products) and Europaische Trailerzug Beteiligungsgessellschaft mbH (ETZ). The Finance Companies provide rental, leasing and finance programs to their customers for new and used trailers through the retail and distribution segment. Wabash Wood Products manufactures hardwood flooring primarily for the Company's manufacturing segment. ETZ is a European RoadRailer(R) operation based in Munich, Germany and was divested in January 2002.

            In 2001, the demand for new trailers in the United States declined substantially resulting in an industry decline of 48.3% in new trailer production from 270,817 units in 2000 to 140,084 units in 2001. This decline resulted from overall economic conditions in the US economy, which reduced the level of freight tonnage shipped in 2001, and ongoing challenges in the motor-carrier industry principally caused by high fuel prices and lower revenues per mile due to intense competition for shipments. The Company's market share declined slightly to 22.6% during 2001. The Company's backlog declined from $639.5 million as of December 31, 2000 to $142.1 million as of December 31, 2001.

            This significant reduction in demand along with historical manufacturing over-capacity in the truck trailer industry resulted in significant losses being reported by the industry as a whole. Further impacting the Company was a significant decline in the demand for used trailers caused by the general economic and industry conditions previously discussed and the Company's excess supply of used trailers. The Company's supply of used trailers comes from accepting trade-ins of used trailers from its customers upon the sale of new trailers. The excess supply of used trailers was further impacted by the Company's backlog of new trailer orders totaling $639.5 million at December 31, 2000, in which the Company had previously agreed upon the pricing terms for the new trailers and the trade-in allowance for the used trailers. This excess supply and decline in demand coupled with the Company's decision to liquidate used trailers during the second half of 2001 resulted in significant used trailer market value declines during 2001. In response to the matters discussed above, during 2001, the Company closed two of its manufacturing facilities and two of its sales and services branches. As a result of these items, the Company incurred significant restructuring, impairment and inventory valuation charges (See notes 2, 4, 9 and 10 for details). Also, in January 2002, the Company completed its divestiture of ETZ, the majority shareholder of BTZ, a European Roadrailer(R) operating company based in Munich, Germany which had yet to achieve profitable operating results.

            As a result of these conditions, the Company reported a loss from operations of $239.4 million for the year ended December 31, 2001, compared to income from operations of $23.8 million for the year ended December 31, 2000. The losses reported for 2001 resulted in the Company being in technical violation of its financial covenants with certain of its lenders at December 31, 2001. In April 2002, the Company entered into an agreement with its lenders to restructure its existing revolving bank line of credit, Senior Series Notes and Rental Fleet Facility and to waive violations of certain financial covenants through March 30, 2002. The restructuring changes debt maturity and principal payment schedules, provides for all unencumbered assets to be pledged as collateral, increases interest rates, and requires the Company to meet newly established financial covenants (See note 13 for details regarding the debt restructuring).

            While the Company believes that industry conditions are likely to persist throughout 2002, the Company believes it has significantly restructured its operations and, based on its projections, the Company anticipates generating positive earnings before interest, taxes, depreciation and amortization in 2002. Although the Company believes that the assumptions underlying the 2002 projections are reasonable, there are risks related to further declines in market demand and reduced sales in the U.S. and Canada, adverse interest rate or currency movements, realization of anticipated cost reductions and levels of used trailer trade-ins that could cause actual results to differ from the projections. Should results continue to decline, the Company is prepared to take additional cost cutting actions. While there can be no assurance that the Company will achieve these results, the Company believes it has adequately modified its operations to be in compliance with its financial covenants throughout 2002 and believes that its existing sources of liquidity combined with its operating results will generate sufficient liquidity such that the Company has the ability to meet its obligations as they become due throughout 2002.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a. Basis of Consolidation

            The consolidated financial statements reflect the accounts of the Company and its wholly-owned and majority-owned subsidiaries with the exception of ETZ since the control of this subsidiary was deemed to be temporary. Accordingly, ETZ's operating results are included in Equity in Losses of Unconsolidated Affiliate in the Consolidated Statements of Operations. All significant intercompany profits, transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior periods to conform to the current year presentation. These reclassifications had no effect on net income (loss) for the periods previously reported.

      b. Use of Estimates

            The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that directly affect the amounts reported in its consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

      c. Foreign Currency Accounting

            The financial statements of the Company's Canadian subsidiary have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. Assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Revenues and expenses have been translated using a weighted-average exchange rate for the period. The resulting translation adjustments are recorded as other comprehensive income
(loss) in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in Other Income (Expense) on the Company's Consolidated Statements of Operations. The Company recorded foreign currency losses of $1.7 million in 2001 and $0 during 2000 and 1999.

      d. Revenue Recognition

            The Company recognizes revenue from the sale of trailers and aftermarket parts when risk of ownership is transferred to the customer. Revenue is generally recognized upon shipment. Customers that have requested to pick up their trailers are invoiced prior to taking physical possession when the customer has made a fixed commitment to purchase the trailers, the trailers have been completed and are available for pickup or delivery, the customer has requested in writing that the Company hold the trailers until the customer determines the most economical means of taking possession and the customer takes possession of the trailers within a specified time period. In such cases, the trailers, which have been produced to the customer specifications, are invoiced under the Company's normal billing and credit terms.

            The Company recognizes revenue from direct finance leases based upon a constant rate of return while revenue from operating leases is recognized on a straight-line basis in an amount equal to the invoiced rentals.

            The Company had one customer that represented 19.0% of net sales in 2001 and 11.4% of net sales in 2000. No other customer exceeded 10% of its net sales in 2001, 2000 and 1999. The Company's net sales in the aggregate to its five largest customers were 34.4%, 30.5% and 22.2% of its net sales in 2001, 2000 and 1999, respectively.

      e. Used Trailer Trade Commitments

            The Company has commitments with customers to accept used trailers on trade for new trailer purchases. As of December 31, 2001, the Company had approximately $25.7 million of outstanding trade commitments with customers. The net realizable value of these commitments was approximately $18.0 million as of December 31, 2001. The Company's policy is to recognize losses related to these commitments, if any, at the time the new trailer revenue is recognized.

      f. Cash and Cash Equivalents

            Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less.

      g. Accounts Receivable

            Accounts receivable as shown in the accompanying Consolidated Balance Sheets are net of allowance for doubtful accounts. Accounts receivable includes trade receivables and amounts due under finance contracts. Provisions to the allowance for doubtful accounts are charged to General and Administrative expenses on the Consolidated Statements of Operations. The activity in the allowance for doubtful accounts was as follows (in thousands):

                                                  Years Ended December 31,
                                  ------------------------------------------------------
                                     2001                 2000                  1999
                                  ----------           ----------            -----------
   Balance at Beginning of Year   $  3,745               $2,930                 $2,251
         Provision                  20,959                4,088                  2,829
          Write-offs, net          (10,223)              (3,273)                (2,150)
                                  --------               ------                 ------
   Balance at End of Year         $ 14,481               $3,745                 $2,930
                                  ========               ======                 ======

      h. Inventories

            Inventories are primarily stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured inventory includes raw material, labor and overhead. Inventories consist of the following (in thousands):

                                                               December 31,
                                                      --------------------------
                                                        2001              2000
                                                      --------          --------
Raw materials and components ...............          $ 38,235          $ 84,167
Work in progress ...........................            10,229            18,765
Finished goods .............................            58,984            93,332
Aftermarket parts ..........................            22,726            33,566
Used trailers ..............................            60,920           100,496
                                                      --------          --------
                                                      $191,094          $330,326
                                                      ========          ========

            The Company recorded used trailer inventory valuation adjustments totaling $62.1 million and $9.6 million during 2001 and 2000, respectively. These adjustments, which are reflected in cost of sales on the Consolidated Statements of Operations, were calculated in accordance with the Company's inventory valuation policies that are designed to state used trailers at the lower of cost or market.

      i. Property, Plant and Equipment

            Property, plant and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred, and expenditures that extend the useful life of the asset are capitalized. Depreciation is recorded using the straight-line method over the estimated useful lives of the depreciable assets. Estimated useful lives are 331/3 years for buildings and building improvements and range from 3 to 10 years for machinery and equipment. Property, plant and equipment consist of the following (in thousands):

                                                             December 31,
                                                     --------------------------
                                                        2001             2000
                                                     ---------        ---------
Land .........................................       $  27,907        $  29,314
Buildings and building improvements ..........          92,987          109,596
Machinery and equipment ......................         122,981          123,989
Construction in progress .....................             817           18,587
                                                     ---------        ---------
                                                       244,692          281,486
Less--Accumulated depreciation ...............         (74,362)         (64,585)
                                                     ---------        ---------
                                                     $ 170,330        $ 216,901
                                                     =========        =========

      j. Equipment Leased to Others

            Equipment leased to others at December 31, 2001 and December 31, 2000 was $109.3 million and $52.0 million, net of accumulated depreciation of $9.4 million and $11.4 million, respectively. Additions to Equipment leased to others is classified in investing activities on the Consolidated Statements of Cash Flows. The equipment leased to others is depreciated over the estimated life of the equipment or the term of the underlying lease arrangement, not to exceed 15 years, with a 20% residual value or a residual value equal to the estimated market value of the equipment at lease termination. Depreciation expense on equipment leased to others was $9.6 million, $10.9 million and $7.5 million for 2001, 2000 and 1999, respectively.

      k. Intangible Assets

            Intangible assets, of $43.8 million and $31.1 million net of accumulated amortization of $15.1 million and $12.2 million at December 31, 2001 and December 31, 2000, respectively, primarily consist of goodwill and other intangible assets associated with recent acquisitions. The Company has amortized goodwill on a straight-line basis over periods ranging from 25 to 40 years and all other intangible assets over periods ranging from 3 to 20 years. See New Accounting Pronouncements below for a discussion of what impact the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, will have on the Company's consolidated financial statements.

      l. Capitalized Software

            The Company capitalizes the cost of computer software developed or obtained for internal use in accordance with statement of Position No. 98-1, Accounting for the Costs of Computer Software Development or Obtained for Internal Use. Software costs capitalized, net of accumulated amortization, were $6.3 million and $8.1 million as of December 31, 2001 and December 31, 2000, respectively, and are included in other assets on the Consolidated Balance Sheets. Capitalized software is amortized using a straight-line method over 3 to 5 years.

      m. Long-Lived Assets

            Long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, whenever facts and circumstances indicate that the carrying amount may not be recoverable. Specifically, this process involves comparing an asset's carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life. If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations.

n.      Accrued Liabilities

            Accrued liabilities primarily represent accrued payroll related items, restructuring reserves, warranty reserves, loss contingencies related to used trailer residual commitments and self insurance reserves related to group insurance and workers compensation. Changes in the estimates of these reserves are charged or credited to income in the period determined.

            The Company is self-insured up to specified limits for medical and workers' compensation coverage. The self-insurance reserves have been recorded to reflect the undiscounted estimated liabilities, including claims incurred but not reported.

            The Company recognizes a loss contingency for used trailer residual commitments for the difference between the equipment's purchase price and its fair market value, when it becomes probable that the purchase price at the guarantee date will exceed the equipment's fair market value at that date.

            The Company's warranty policy generally provides coverage for components of the trailer the Company produces or assembles. Typically, the coverage period is one year for container chassis and specialty trailers and five years for dry freight, refrigerated and flat bed trailers. The Company's policy is to accrue the estimated cost of warranty coverage at the time of the sale. The warranty reserve at December 31, 2001 and 2000 was approximately $11.3 million and $5.2 million, respectively.

      o. Income Taxes

            The Company determines its provision or benefit for income taxes under the asset and liability method. The asset and liability method measures the expected tax impact at current enacted rates of future taxable income or deductions resulting from differences in the tax and financial reporting bases of assets and liabilities reflected in the Consolidated Balance Sheets. Future tax benefits of tax losses and credit carryforwards are recognized as deferred tax assets. Deferred tax assets are reduced by a valuation allowance to the extent the Company concludes there is uncertainty as to their realization.

      p. Comprehensive Income (loss)

            Comprehensive income (loss) for the Company includes net income
(loss) and foreign currency translation adjustments. The Company's net income
(loss) and total comprehensive income (loss) were $(232.2) million and $(232.5) million, respectively for 2001. Net income (loss) and comprehensive income
(loss) were equal in 2000 and 1999.

      q. New Accounting Pronouncements

            The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS 137 and SFAS 138, as of January 1, 2001. These standards require that all derivative instruments be recorded on the balance sheet at fair value. The adoption of these standards did not have an effect on the Company's annual results of operations or its financial position.

            The Company adopted SFAS No. 142. Goodwill and Other Intangible Assets, as of January 1, 2002. This new standard changes the accounting for goodwill from an amortization method to an impairment-only approach, and introduces a new model for determining impairment charges. SFAS No. 142 requires completion of the initial step of a transitional impairment test within six months of the adoption of this standard and, if applicable, completion of the final step of the adoption by December 31, 2002. The Company is in the initial stages of evaluating the transitional impairment test and related impact, if any, to the Company's results of operations and financial position. Goodwill amortization expense was approximately $1.1 million, $0.6 million and $0.2 million, for 2001, 2000 and 1999, respectively.

            In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date of June 15, 2002 which becomes effective for the Company on January 1, 2003. This standard requires obligations associated with retirement of long-lived assets to be capitalized as part of the carrying value of the related asset. The Company does not believe the adoption of SFAS No. 143 will have a material effect on its financial statements.

            In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Effective January 1, 2002, this standard sets forth a single accounting model for the accounting and reporting for the impairment or disposal of long-lived assets. The Company is currently evaluating the provisions of SFAS No. 144 to determine the effect, if any, on its consolidated financial statements.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

            SFAS No. 107 Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information for certain financial instruments. The differences between the carrying amounts and the estimated fair values, using the methods and assumptions listed below, of the Company's financial instruments at December 31, 2001, and 2000 were immaterial.

            Cash and Cash Equivalents, Accounts Receivable and Accounts Payable. The carrying amounts reported in the Consolidated Balance Sheets approximate fair value.

            Long-Term Debt and Capital Lease Obligations. The fair value of long-term debt and capital lease obligations, including the current portion, is estimated based on current quoted market prices for similar issues or debt with the same maturities. The interest rates on the Company's bank borrowings under its long-term revolving bank line of credit agreement are adjusted regularly to reflect current market rates. The carrying values of the Company's long-term borrowings approximate fair value.

4. RESTRUCTURING AND OTHER RELATED CHARGES

      a. 2001 Restructuring Plan

            During the third quarter of 2001, the Company recorded restructuring and other related charges totaling $40.5 million primarily related to the rationalization of the Company's manufacturing capacity resulting in the closure of the Company's platform trailer manufacturing facility in Huntsville, Tennessee, and its dry van facility in Fort Madison, Iowa. In addition, the Company closed a parts distribution facility in Montebello, California. Included in the $40.5 million restructuring charge is the write-down of certain impaired fixed assets to their fair market value ($33.8 million charge), accrued severance benefits for approximately 600 employees ($0.9 million) and plant closure and other costs ($2.1 million). In addition, a $3.7 million charge is included in cost of sales related to inventory write-downs at the closed facilities. During the fourth quarter of 2001, the Company reduced its plant closure reserve by approximately $0.9 million as a result of the Company's ability to effectively control its closure costs. This reduction is reflected in non-cash utilization below.

            The Company's impairment charge reflects the write-down of certain long-lived assets that became impaired as a result of management's decision to close its operations at the two manufacturing plants discussed above. The impairment was computed in accordance with the provisions of SFAS 121. The estimated fair market value of the impaired assets totaled $6.7 million and was determined by management based upon economic conditions, potential alternative uses and potential markets for the assets which are held for sale and, accordingly, are classified in prepaid expenses and other in the accompanying Consolidated Balance Sheets. Depreciation has been discontinued on the assets held for sale pending their disposal. Details of the restructuring charges and reserve for the 2001 Restructuring Plan are as follows (in thousands):

                                                                  Utilized
                                              Original      ---------------------     Balance
                                              Provision       Cash       Non-cash     12/31/01
                                              ---------     --------     --------     --------
Restructuring Costs:
     Impairment of long-term assets            $ 33,842     $     --     $(33,842)    $     --
     Plant closure costs                          1,763         (613)        (850)         300
     Severance benefits                             912         (912)          --           --
     Other                                          305         (105)          --          200
                                               --------     --------     --------     --------
                                               $ 36,822     $ (1,630)    $(34,692)    $    500
                                               ========     ========     ========     ========

Inventory write-down                           $  3,714     $     --     $ (3,714)    $     --
                                               --------     --------     --------     --------
Total restructuring & other related charges    $ 40,536     $ (1,630)    $(38,406)    $    500
                                               ========     ========     ========     ========

      b. 2000 Restructuring Plan

            In December 2000, the Company recorded restructuring and other related charges totaling $46.6 million primarily related to the Company's exit from manufacturing products for export outside the North American market, international leasing and financing activities and the consolidation of certain domestic operations. Included in this total is $40.8 million that has been included as a component in computing income from operations. Specifically, $19.1 million of this amount represented the impairment of certain equipment subject to leases with the Company's international customers, $8.6 million represented losses recognized for various financial guarantees related to international financing activities, and $6.9 million was recorded for the write-down of other assets as well as charges associated with the consolidation of certain domestic operations including severance benefits of $0.2 million. Also included in the $40.8 million is a $4.5 million charge for inventory write-downs related to the restructuring actions which is included in cost of sales. The Company has recorded $5.8 million as a restructuring charge in Other Income (Expense) representing the write-off of the Company's remaining equity interest in ETZ for a decline in fair value that is deemed to be other than temporary.

            The total impairment charge recognized by the Company as a result of its restructuring activities was $26.7 million. This amount was computed in accordance with the provisions of SFAS 121. The estimated fair value of the impaired assets totaled $3.4 million and was determined by management based upon economic conditions and potential alternative uses and markets for the equipment.

            In January 2002, the Company completed its divestiture of ETZ. As a result of this divestiture the Company adjusted its restructuring reserve by $1.4 million during the fourth quarter. This adjustment primarily relates to the assumption of certain financial guarantees in connection with the divestiture. Details of the restructuring charges and reserve for the 2000 Restructuring Plan are as follows (in thousands):

                                                                                               Utilized
                                                       Original        Additional       -------------------------         Balance
                                                       Provision       Provision         2000(1)          2001(1)         12/31/01
                                                       ---------       ----------       --------         --------         --------
Restructuring of majority-owned operations:
  Impairment of long-term assets                       $ 20,819        $     --         $(20,819)        $     --         $     --
  Loss related to equipment guarantees                    8,592              --               --           (3,394)           5,198
  Write-down of other assets & other charges              6,927              --           (4,187)          (1,381)           1,359
                                                       --------        --------         --------         --------         --------
                                                       $ 36,338        $     --         $(25,006)        $ (4,775)        $  6,557
                                                       --------        --------         --------         --------         --------

Restructuring of minority interest operations:
  Impairment of long-term assets                       $  5,832        $     --         $ (5,832)        $     --         $     --
  Financial Guarantees                                 $     --        $  1,381         $     --         $     --         $  1,381

  Inventory write-down and other charges               $  4,480        $     --         $ (3,897)        $   (583)        $     --
                                                       --------        --------         --------         --------         --------

  Total restructuring and other related charges        $ 46,650        $  1,381         $(34,735)        $ (5,358)        $  7,938
                                                       ========        ========         ========         ========         ========

      (1) The amounts utilized in 2000 were all non-cash related while the amounts utilized in 2001 represented the cash elements of the restructuring charge.

            The Company's total restructuring reserves were $8.4 million and $11.9 million at December 31, 2001 and 2000, respectively. These reserves are included in accrued liabilities in the accompanying Consolidated Balance Sheets. The Company anticipates that these reserves will be adequate to cover the remaining charges to be incurred in 2002.

5. ACQUISITIONS AND DIVESTITURE

            a. Acquisitions

            On January 5, 2001, the Company acquired the Breadner Group of Companies (the Breadner Group) in a stock purchase agreement (the Breadner Acquisition). The Breadner Group is headquartered in Kitchener, Ontario, Canada and has ten branch locations in six Canadian Provinces. The Breadner Group is the leading Canadian distributor of new trailers as well as a provider of new trailer services and aftermarket parts. The Breadner Group had revenues and income from operations of approximately $135 million and $X (US Dollars), respectively for its fiscal year ended September 30, 2000 and employs approximately 130 associates. For financial statement purposes, the Breadner Acquisition was accounted for as a purchase, and accordingly, the Breadner Group's assets and liabilities were recorded at fair value. The Breadner Group's operating results are included in the Consolidated Financial Statements since the date of acquisition. The aggregate consideration for this transaction included approximately $6.3 million in cash and $10.0 million in a long-term note and the assumption of certain liabilities. The long-term note has an annual interest rate of 7.25% and scheduled principal payments are due quarterly April 2001 through January 2006. The excess of the purchase price over the underlying assets acquired was approximately $13.0 million and is being amortized on a straight-line basis over twenty-five years.

            On December 1, 1999, the Company acquired Apex Trailer Service, Inc., Apex Trailer and Truck Equipment Sales, Inc. and Apex Rentals, Inc. (the Apex Group) in a stock purchase agreement (the Apex Acquisition). For financial statement purposes, the Apex Acquisition was accounted for as a purchase, and accordingly, the Apex Group's assets and liabilities were recorded at fair value and the operating results are included in the consolidated financial statements since the date of acquisition. The Apex Group has four branch locations. These branches sell new and used trailers, aftermarket parts and provide service work. The aggregate consideration for this transaction included approximately $12.4 million in cash and the assumption of $11.3 million in liabilities. Included in the $11.3 million of assumed liabilities was $8.2 million of debt, of which the Company retired $6.8 million immediately following the acquisition using cash from operations. The excess of the purchase price over the underlying assets acquired was approximately $1.8 million and is being amortized on a straight line basis over twenty-five years.

            b. Divestiture

            On November 4, 1997, the Company purchased a 25.1% equity interest in Europaische Trailerzug Beteiligungsgessellschaft mbH (ETZ). ETZ is the majority shareholder of Bayerische Trailerzug Gesellschaft fur Bimodalen Guterverkehr mbH (BTZ), a European RoadRailer(R) operation based in Munich, Germany, which began operations in 1996 and has incurred operating losses since inception. The Company paid approximately $6.2 million for its ownership interest in ETZ during 1997 and made additional capital contributions of $7.2 million, $3.7 million and $3.6 million during 2001, 2000 and 1999, respectively. During 2001, 2000 and 1999, the Company recorded approximately $7.7 million, $3.1 million and $4.0 million, respectively, for its share of ETZ losses and the amortization of the premiums. Such amounts are recorded as Equity in losses of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.

            In January 2001, in connection with its restructuring activities, the Company assumed the remaining ownership interest in ETZ from the majority shareholder with the intent to pursue an orderly divestiture of ETZ. Because control of this subsidiary was deemed to be temporary, 100% of ETZ's 2001 operating results have been recorded as Equity in Losses of Unconsolidated affiliate in the Consolidate Statements of Operations for 2001. In January 2002, the Company completed the divestiture of ETZ.

6. EARNINGS (LOSS) PER SHARE

            Earnings (loss) per share (EPS) are computed in accordance with SFAS No. 128, Earnings per Share. A reconciliation of the numerators and denominators of the basic and diluted EPS computations, as required by SFAS No. 128, is presented below. Neither stock options nor convertible preferred stock were included in the computation of diluted EPS for 2001 and 2000 since the inclusion of these items would have resulted in an antidilutive effect (in thousands except per share amounts):

                                             Net Income (Loss)     Weighted
                                                Available to        Average    Earnings (Loss)
                                                   Common           Shares        Per Share
                                                 ---------          ------        ---------
2001
Basic                                            $(234,013)         23,006        $  (10.17)
         Options                                        --              --
         Preferred Stock                                --              --
                                                 ---------          ------        ---------
Diluted                                          $(234,013)         23,006        $  (10.17)
                                                 =========          ======        =========

2000
Basic                                            $  (8,639)         22,990        $   (0.38)
         Options                                        --              --
         Preferred Stock                                --              --
                                                 ---------          ------        ---------
Diluted                                          $  (8,639)         22,990        $   (0.38)
                                                 =========          ======        =========

1999
Basic                                            $  36,744          22,973        $    1.60
         Options                                        --              30
         Preferred Stock (Series B only)             1,151             823
                                                 ---------          ------        ---------
Diluted                                          $  37,895          23,826        $    1.59
                                                 =========          ======        =========

7. SEGMENTS AND RELATED INFORMATION

      a. Segment Reporting

            Under the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has two reportable segments: manufacturing and retail and distribution. The manufacturing segment produces and sells new trailers to the retail and distribution segment or to customers who purchase trailers direct or through independent dealers. The retail and distribution segment includes the sale, leasing and financing of new and used trailers, as well as the sale of aftermarket parts and service through its retail branch network. In addition, the retail and distribution segment includes the sale of aftermarket parts through Wabash National Parts.

            The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company evaluates segment performance based on income from operations. The Company has not allocated certain corporate related charges such as administrative costs, interest expense and income taxes from the manufacturing segment to the Company's other reportable segment. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows (in thousands):

                                                                  Retail and        Combined                        Consolidated
                                                Manufacturing    Distribution       Segments       Eliminations        Totals
                                                --------------   ------------      -----------     ------------     ------------
2001
Revenues

     External customers                          $   518,212      $   345,180      $   863,392      $        --      $   863,392
     Intersegment sales                               61,854            2,427           64,281          (64,281)              --
                                                 -----------      -----------      -----------      -----------      -----------
Total Revenues                                   $   580,066      $   347,607      $   927,673      $   (64,281)     $   863,392
                                                 ===========      ===========      ===========      ===========      ===========

Depreciation & amortization                           18,191           13,952           32,143               --           32,143
Restructuring charge from operations                  37,493              371           37,864               --           37,864
Income (Loss) from operations                       (148,727)         (92,975)        (241,702)           2,300         (239,402)
Interest income                                          178              171              349               --              349
Interest expense                                      20,235            1,057           21,292               --           21,292
Equity in losses of unconsolidated affiliate           7,668               --            7,668               --            7,668
Restructuring charge included in other                 1,590               --            1,590               --            1,590
Income tax (benefit)                                 (42,038)            (819)         (42,857)              --          (42,857)
Investment in unconsolidated affiliate                    --               --               --               --               --
Capital expenditures                                   4,463            1,436            5,899               --            5,899
Assets                                               710,683          389,263        1,099,946         (407,442)         692,504

2000
Revenues

     External customers                          $ 1,013,108      $   319,064      $ 1,332,172      $        --      $ 1,332,172
     Intersegment sales                               83,796            1,141           84,937          (84,937)              --
                                                 -----------      -----------      -----------      -----------      -----------
Total Revenues                                   $ 1,096,904      $   320,205      $ 1,417,109      $   (84,937)     $ 1,332,172
                                                 ===========      ===========      ===========      ===========      ===========

Depreciation & amortization                           16,390           13,661           30,051               --           30,051
Restructuring charge from operations                  22,771           13,567           36,338               --           36,338
Income (Loss) from operations                         36,897          (10,926)          25,971           (2,216)          23,755
Interest income                                          340              174              514               --              514
Interest expense                                      18,632            1,108           19,740               --           19,740
Equity in losses of unconsolidated affiliate           3,050               --            3,050               --            3,050
Restructuring charge included in other                 5,832               --            5,832               --            5,832
Income tax (benefit)                                  (4,314)              --           (4,314)              --           (4,314)
Investment in unconsolidated affiliate                    --               --               --               --               --
Capital expenditures                                  48,712           11,630           60,342               --           60,342
Assets                                               846,740          407,915        1,254,655         (473,041)         781,614

1999
Revenues

     External customers                          $ 1,113,872      $   340,698      $ 1,454,570      $        --      $ 1,454,570
     Intersegment sales                               92,537              640           93,177          (93,177)              --
                                                 -----------      -----------      -----------      -----------      -----------
Total Revenues                                   $ 1,206,409      $   341,338      $ 1,547,747      $   (93,177)     $ 1,454,570
                                                 ===========      ===========      ===========      ===========      ===========

Depreciation & amortization                           13,332            8,441           21,773               --           21,773
Restructuring charge from operations                      --               --               --               --               --
Income (Loss) from operations                         71,976           11,127           83,103           (2,181)          80,922
Interest income                                          820               --              820               --              820
Interest expense                                      12,163              532           12,695               --           12,695
Equity in losses of unconsolidated affiliate           4,000               --            4,000               --            4,000
Restructuring charge included in other                    --               --               --               --               --
Income tax expense                                    25,891               --           25,891               --           25,891
Investment in unconsolidated affiliate                 5,176               --            5,176               --            5,176
Capital expenditures                                  54,945           13,174           68,119               --           68,119
Assets                                               768,017          355,890        1,123,907         (332,616)         791,291

      b. Geographic Information

            International sales accounted for approximately 9.2%, 3.1% and 2.0% of net sales during 2001, 2000 and 1999, respectively. These sales consisted primarily of new trailer sales made to Canadian customers. Sales to Canada accounted for approximately 8.6%, 1.4% and 1.5% of net sales during 2001, 2000 and 1999.

            As previously discussed, the Company acquired a Canadian subsidiary in January, 2001. At December 31, 2001, the amount reflected in property, plant and equipment net of accumulated depreciation related to this subsidiary was approximately $2.0 million. Fixed assets utilized outside of North America during 2001, 2000 and 1999 were immaterial.

8. ACCOUNTS RECEIVABLE SECURITIZATION

            On October 1, 2001, the Company entered into a $100 million Conduit Securitization Facility (the A/R Facility) to replace its previous Accounts Receivable Securitization Facility. Under the terms of the A/R Facility the Company sells, on a revolving basis, virtually all of its domestic accounts receivable to a wholly-owned, bankruptcy-remote special purpose entity (SPE). The SPE sells an undivided interest in receivables to an outside liquidity provider who in turn remits cash back to the Company's SPE for receivables eligible for funding. As of December 31, 2001, the amount outstanding under the A/R Facility was $17.7 million and the amount outstanding under the Company's previous facility as of December 31, 2000 was $69.4 million.

            As of December 31, 2001, the Company was in violation of its covenants under this facility. Therefore, all amounts under this facility were due and payable. Accordingly, the Company has reflected the $17.7 million outstanding under this facility as accounts receivable and current maturities of long-term debt on the Consolidated Balance Sheet as of December 31, 2001.

            In April 2002, the Company replaced this facility with a new $110 million Trade Receivables Facility. Under the terms of the Trade Receivables Facility, the Company sells, on a revolving basis, predominately all of its domestic accounts receivable to a wholly-owned, bankruptcy remote SPE. The SPE sells an undivided interest in receivables to an outside liquidity provider who, in turn, remits cash back to the Company's SPE for receivables eligible for funding. This new facility includes financial covenants identical to the Company's debt obligations as discussed in Note 13.

            Proceeds advanced under the Company's A/R Facility are used to provide liquidity in order to fund operations. The cash flows related to this securitization are reflected as cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.

9. EQUIPMENT LEASED TO OTHERS

            The Finance Companies and NATC have equipment on lease under both short-term and long-term lease arrangements with their customers. This equipment includes trailers manufactured by the Company and used trailers acquired on trade. Equipment on short-term lease represents lease contracts that are less than one year and typically run month-to-month, while long-term leases have terms ranging from one to five years in duration. Items being leased include both Company-owned equipment, which is reflected on the Consolidated Balance Sheets, as well as equipment that was sold by the Company and then simultaneously leased back to the Company which are accounted for as operating leases.

      a. Equipment On Balance Sheet

            The Company's Equipment leased to others, net was approximately $109.3 million and $52.0 million at December 31, 2001 and 2000, respectively.

            During 2001, the market values of used trailers declined significantly. This decline led the Company to perform an impairment analysis in accordance with SFAS 121 of its Equipment Leased to Others. This analysis indicated that the undiscounted future cash flows of this equipment was not sufficient to recover the carrying amount of certain portions of this equipment. Therefore, the Company recorded an impairment charge of approximately $10.5 million to reduce these assets to fair value. This charge is included in Cost of Sales in the Consolidated Statements of Operations.

            During 2000, the Company entered into a sale and leaseback facility with an independent financial institution related to its rental equipment. As of December 31, 2000, the Company had $31 million of equipment financed through this facility which was accounted for as an operating lease. As of December 31, 2001, the Company was in technical default of financial covenants under this facility resulting in the unamortized lease value being due and payable. As of December 31, 2001, the Company had $65.2 million of equipment financed under this facility. In April 2002, the facility was amended which resulted in a new lease. The new lease has been accounted for as a capital lease (see Note 10). Accordingly, the Company has reflected the unamortized lease value as a capital lease obligation of $65.2 million in the Consolidated Balance Sheet as of December 31, 2001. The leased equipment was recorded at fair value of $42.2 million in the Consolidated Balance Sheet as of December 31, 2001. The $23.0 million difference between the unamortized lease value and the fair value of the leased equipment was recorded as a charge to cost of sales in the Consolidated Statements of Operations for the year ended December 31, 2001.

            The future minimum lease payments to be received by the Finance Companies and NATC under these lease transactions as of December 31, 2001 are as follows (in thousands):

                                Receipts
                                --------
2002 ................           $ 7,279
2003 ................             5,398
2004 ................             4,106
2005 ................             3,049
2006 ................             2,387
Thereafter ..........             4,116
                                -------
                                $26,335
                                =======

      b. Equipment Off Balance Sheet

            In certain situations, the Finance Companies have sold equipment leased to others to independent financial institutions and simultaneously leased the equipment back under operating leases. All of this equipment has been subleased to customers under long-term arrangements, typically five years. As of December 31, 2001, the unamortized lease value of equipment financed under these arrangements was approximately $24 million. Additionally, while these arrangements do not contain financial covenants, certain non-financial covenants such as provisions for cross default and material adverse changes are contained in these arrangements. Rental payments made by the Finance Companies under these types of transactions totaled $9.3 million, $9.1 million and $8.8 million during 2001, 2000 and 1999, respectively.

            The future minimum noncancellable lease payments the Company is required to make under the above mentioned transactions along with rents to be received under various sublease arrangements as of December 31, 2001 are as follows (in thousands):

                    Payments          Receipts
                    --------          --------
2002 .........       $ 5,674          $ 5,752
2003 .........         5,674            5,702
2004 .........         4,657            4,233
2005 .........         1,145            1,916
2006 .........            --              953
Thereafter ...            --               50
                     -------          -------
                     $17,150          $18,606
                     =======          =======

            The Company has end-of-term purchase options and residual guarantees related to these transactions. These purchase options totaled $10.9 million and $24.9 million as of December 31, 2001 and 2000, respectively. These residual guarantees totaled $4.3 million and $14.8 million as of December 31, 2001 and 2000, respectively.

      The Company recognizes a loss when the Company's operating lease payments exceed the anticipated rents from the sublease arrangements with customers. Included in the receipts above is approximately $12.3 million to be received from a single customer. During 2001, the Company recorded a loss, which was included in cost of sales, related to this customer of approximately $4.4 million. This amount represents the anticipated shortfall of sublease revenues from operating lease payments.

10. CAPITAL LEASES

            The Company entered into two capital lease arrangements in 2001, which expire in 2002 and 2005.

            During December 2000, the Company entered into a sale and leaseback facility with an independent financial institution related to its rental equipment. As of December 31, 2000, the Company had $31.0 million of equipment financed through this facility which was accounted for as an operating lease. Rent expense related to this lease was approximately $9.2 million in 2001 and $0 in 2000 and 1999. As of December 31, 2001, the Company was in technical default of financial covenants under this facility resulting in the unamortized lease value being due and payable. In April 2002, the facility was amended which resulted in a new lease. In accordance with statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, the new lease will be accounted for as a capital lease. Accordingly, the Company has reflected the unamortized lease value as a capital lease obligation of $65.2 million in the Consolidated Balance Sheet as of December 31, 2001. The leased equipment was recorded at fair value of $42.2 million in the Consolidated Balance Sheet as of December 31, 2001. The $23.0 million difference between the unamortized lease value and the fair value of the leased equipment was recorded as a charge to Cost of Sales in the Consolidated Statement of Operations for the year ended December 31, 2001. This new capital lease has financial covenants identical to the Company's debt as discussed in Footnote 13.

            During 2001 the Company renewed a lease for a corporate aircraft. This lease arrangement expires in 2002 and has been reflected as a capital lease.

            Assets recorded under capital lease arrangements included in property, plant and equipment and equipment leased to others on the Consolidated Balance Sheets consist of the following (in thousands):

                                                  December 31,
                                            ------------------------
                                              2001             2000
                                            -------          -------
Property, Plant and Equipment, net          $11,503          $    --
Equipment Leased to Others, net              42,233               --
                                            -------          -------
                                            $53,736          $    --
                                            =======          =======

            Accumulated depreciation recorded on leased assets at December 31, 2001 was $0.1 million. Depreciation expense recorded on leased assets in 2001 was $0.1 million.

            Future minimum lease payments under capital leases are as follows (in thousands):

                                              Amounts
                                             --------
2002 ..............................          $ 27,152
2003 ..............................            14,203
2004 ..............................            13,326
2005 ..............................            36,829
2006 ..............................                --
Thereafter ........................                --
                                             --------
                                             $ 91,510
Amount representing interest ......           (14,196)
                                             --------
Capital lease obligations .........            77,314
Obligations due within one year ...           (21,559)
                                             --------
Long-term capital lease obligations          $ 55,755
                                             ========

11. OTHER LEASE ARRANGEMENTS

      a. Equipment Financing

            The Company has entered into agreements for the sale and leaseback of certain production equipment at its manufacturing locations. As of December 31, 2001, the unamortized lease value related to these agreements was approximately $24.5 million. Under these agreements, the initial lease terms expired during 2001. The Company elected to renew these agreements and anticipates renewing them through their maximum lease terms (2004-2008). Future minimum lease payments related to these arrangements is approximately $4.2 million per year and the end of term residual guarantees and purchase options are $2.4 million and $3.6 million, respectively. These agreements contain no financial covenants; however, they do contain non-financial covenants including cross default provisions which could be triggered if the Company is not in compliance with covenants in other debt or leasing arrangements.

            Total rent expense for these leases in 2001, 2000 and 1999 was $3.1 million, $1.0 million and $1.5 million, respectively.

      b. Other Lease Commitments

            The Company leases office space, manufacturing, warehouse and service facilities and equipment under operating leases expiring through 2007. Future minimum lease payments required under these other lease commitments as of December 31, 2001 are as follows (in thousands):

                                                        Amounts
                                                        -------
2002 ..............................................     $2,352
2003 ..............................................      1,096
2004 ..............................................        462
2005 ..............................................        130
2006 ..............................................         15
Thereafter ........................................         15
                                                        ------
                                                        $4,070
                                                        ======

            Total rental expense under operating leases was $8.2 million, $7.9 million, and $5.4 million for 2001, 2000 and 1999, respectively.

12. FINANCE CONTRACTS

            The Finance Companies provide financing for the sale of new and used trailers to its customers. The financing is principally structured in the form of finance leases, typically for a five-year term. Finance contracts, as shown on the accompanying Consolidated Balance Sheets, are as follows (in thousands):

                                                             December 31,
                                                   ----------------------------
                                                     2001                2000
                                                   --------            --------
Lease payments receivable ..............           $ 53,151            $ 53,351
Estimated residual value ...............              6,589              11,041
                                                   --------            --------
                                                     59,740              64,392

Unearned finance charges ...............            (11,563)            (13,666)
                                                   --------            --------
                                                     48,177              50,726
Other, net .............................              2,656               5,724
                                                   --------            --------
                                                     50,833              56,450
Less: current portion ..................            (10,646)            (11,544)
                                                   --------            --------
                                                   $ 40,187            $ 44,906
                                                   ========            ========

            Other, net. Other, net includes equipment subject to capital lease that is awaiting customer pick-up. The net amounts under such arrangements totaled $0.6 million and $2.3 million at December 31, 2001 and 2000, respectively. In addition, Other, net also includes the sale of certain finance contracts with full recourse provisions. As a result of the recourse provision, the Finance Companies have reflected an asset and offsetting liability totaling $2.1 million and $3.4 million at December 31, 2001 and December 31, 2000, respectively, in the Company's Consolidated Balance Sheets as a Finance Contract and Other Noncurrent Liabilities and Contingencies. The future minimum lease payments to be received from finance contracts as of December 31, 2001 are as follows (in thousands):

                                                            Amounts
                                                            -------
2002 ................................................       $19,003
2003 ................................................        11,489
2004 ................................................         8,643
2005 ................................................         5,483
2006 ................................................         3,908
Thereafter ..........................................         4,625
                                                            -------
                                                            $53,151
                                                            =======

13. DEBT

            In April 2002, the Company entered into an agreement with its lenders to restructure its existing revolving credit facility and Senior Series Notes and waive violations of its financial covenants through March 30, 2002. The amendment changes debt maturity and principal payment schedules; provides for all unencumbered assets to be pledged as collateral equally to the lenders; increases the cost of funds; and requires the Company to meet certain financial conditions, among other things. The amended agreements also contain certain restrictions on acquisitions and the payment of preferred stock dividends. The following reflects the terms of the amended credit agreement.

      a. Long-term debt consists of the following (in thousands):

                                                                          DECEMBER 31,
                                                                    -------------------------
                                                                       2001            2000
                                                                    ---------       ---------
Revolving Bank Line of Credit ................................      $  14,642       $  20,000
Receivable Securitization Facility, Note 8 ...................         17,700              --
Mortgage and Other Notes Payable (3.0% - 8.17%, Due 2002-2008)         35,362          18,260
Bank Term Loan (Due March 2004) ..............................         75,000              --
Series A Senior Notes (9.66%, Due March 2004) ................         50,000          50,000
Series C-H Senior Notes (10.41% - 10.8%, Due 2004-2008) ......         92,000         100,000
Series I Senior Notes (11.29%, Due 2005-2007) ................         50,000          50,000
                                                                    ---------       ---------

                                                                      334,703         238,260
            Less:  Current maturities ........................        (60,682)        (12,134)
                                                                    ---------       ---------
                                                                    $ 274,021       $ 226,126
                                                                    =========       =========

      b. Maturities of long-term debt at December 31, 2001, are as follows (in thousands):

                                                             Amounts
                                                            --------
2002 ...............................................        $ 60,682
2003 ...............................................          50,975
2004 ...............................................         130,445
2005 ...............................................          24,712
2006 ...............................................          15,924
Thereafter .........................................          51,965
                                                            --------
                                                            $334,703
                                                            ========

      c. Revolving Bank Line of Credit and Bank Term Loan

            The Company's existing $125 million Revolving Credit Facility was restructured into a $107 million term loan (Bank Term Loan) and $18 million revolving credit facility (Bank Line of Credit). The Bank Term Loan and Bank Line of Credit both mature on March 30, 2004 and are secured by all of the unencumbered assets of the Company. The $107 million Bank Term Loan, of which approximately $29 million consists of outstanding letters of credit, requires monthly payments of $3.0 million per annum in 2002, $13.8 million per annum in 2003 and $3.4 million per annum in 2004, with the balance due March 30, 2004. In addition, principal payments will be made from excess cash flow, as defined in the agreement, on a quarterly basis. Any such additional payments will reduce the balance of the loan due March 30, 2004.

            Interest on the $107 million Bank Term Loan is variable based upon the adjusted London Interbank Offered Rate ("LIBOR") plus 380 basis points and is payable monthly. Interest on the borrowings under the $18 million Bank Line of Credit is based upon LIBOR plus 355 basis points or the agent bank's alternative borrowing rate as defined in the agreement. The Company pays a commitment fee on the unused portion of this facility at a rate of 50 basis points per annum.

            At December 31, 2001, the Company had $75 million outstanding under the Bank Term Loan, after letters of credit, at an interest rate of 2.4375%. The Company had available credit under the Bank Line of Credit of approximately $18 million.

            The Company has a revolving bank line of credit in Canada that permits the Company to borrow up to CDN $20 million. This revolver is secured by certain FTSI Canada Accounts Receivable balances and new and used Canadian inventory. Interest payable on such borrowings is variable based on the London Interbank Rate (LIBOR) plus 50 to 150 basis points, as defined, or a prime rate of interest as defined. The Company pays a commitment fee on the unused portion of this facility at rates of 15 to 30 basis points per annum, as defined. As a result of noncompliance with the financial covenants in its other debt agreements, the Company was in technical default under this agreement at December 31, 2001 and will pay off the balance on this credit line in 2002. At December 31, 2001, the Company had borrowings of USD $14.6 million under this facility at a weighted average interest rate of 3.13%.

      d. Senior Notes

            As of December 31, 2001 the Company had $192 million of Senior Series Notes outstanding which originally matured in 2002 through 2008. As part of the restructuring, the original maturity dates for $72 million of Senior Series Notes, payable in 2002 through March 2004, have been extended to March 30, 2004. The maturity dates for the other $120 million of Senior Series Notes due subsequent to March 30, 2004, remain unchanged. The Senior Series Notes are secured by all of the unencumbered assets of the Company.

            Monthly principal payments totaling $7.5 million in 2002, $33.8 million in 2003 and $8.4 million in 2004 will be made on a prorata basis to all Senior Series Notes. In addition, principal payments will be made from excess cash flow, as defined in the agreement, on a quarterly basis. Interest on the Senior Series Notes, which is payable monthly, increased by 325 basis points, effective April 2002, and ranges from 9.66% to 11.29%.

      e. Mortgage and Other Notes Payable

            Mortgage and other notes payable includes debt incurred in connection with the acquisition discussed in Note 5, an obligation associated with the exercise of an equipment purchase option under an operating lease secured by the equipment and other term borrowings secured by property.

      f. Covenants

            Prior to the new debt agreements, the Company was required under various loan agreements to meet certain financial covenants. As of December 31, 2001, the Company was not in compliance with certain of these financial covenants. The Company has obtained waivers from the lenders for this non-compliance through March 30, 2002. The Company's new debt agreements contain restrictions on excess cash flow, the amount of new finance contracts the Company can enter into (not to exceed $5 million within any twelve month period), and other restrictive covenants. These other restrictive covenants contain minimum requirements related to the following items, as defined in the agreement: Earnings Before Interest, Taxes, Depreciation and Amortization; quarterly equity positions; debt to asset ratios; interest coverage ratios; and capital expenditure amounts. These covenants will become effective in April of 2002 and become more restrictive in 2003.

14. STOCKHOLDERS' EQUITY

      a. Capital Stock

                                                                               DECEMBER 31,
                                                                              --------------
(Dollars in thousands)                                                        2001      2000
                                                                              ----      ----
Preferred Stock - $0.01 par value, 25,000,000 shares authorized:
Series A Junior Participating Preferred Stock
            300,000 shares authorized, 0 shares issued and outstanding        $ --      $ --

Series B 6% Cumulative Convertible Exchangeable Preferred Stock,
            352,000 shares authorized, issued and outstanding at
            December 31, 2001 and 2000
            ($17.6 million aggregate liquidation value)                          4         4

Series C 5.5% Cumulative Convertible Exchangeable Preferred Stock,
            130,041 shares authorized, issued and outstanding at
            December 31, 2001 and 2000
            ($13.0 million aggregate liquidation value)                          1         1
                                                                              ----      ----

            Total Preferred Stock                                             $  5      $  5
                                                                              ----      ----

Common Stock - $0.01 par value, 75,000,000 shares authorized, 23,013,847 and 23,002,490 shares issued and outstanding
            at December 31, 2001 and 2000, respectively                       $230      $230
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

            The Board of Directors has the authority to issue up to 25 million shares of unclassified preferred stock and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.

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

15. STOCK-BASED INCENTIVE PLANS

      a. Stock Option and Stock Related Plans

            The Company has stock incentive plans that provide for the issuance of stock appreciation rights (SAR) and the granting of common stock options to officers and other eligible employees.

            During 2001, the company adopted a SAR Plan giving eligible participants the right to receive, upon exercise thereof, the excess of the fair market value of one share of stock on the date of exercise over the exercise price of the SAR as determined by the Company. All SARs granted expire ten years after the date of grant. As of December 31, 2001 the Company had granted 130,000 SAR at a weighted average exercise price of $8.64.

            SARs require the Company to continually adjust compensation expense for the changes in the fair market value of the Company's stock. During 2001, expense recorded related to SARs was not material.

            The Company has two non-qualified stock option plans (the 1992 and 2000 Stock Option Plans) which allow eligible employees to purchase shares of common stock at a price not less than market price at the date of grant. Under the terms of the Stock Option Plans, up to an aggregate of 3,750,000 shares are reserved for issuance, subject to adjustment for stock dividends, recapitalizations and the like. Options granted to employees under the Stock Option Plans become exercisable in annual installments over three years for options granted under the 2000 Plan and five years for options granted under the 1992 Plan. Options granted to non-employee Directors of the Company are fully vested on the date of grant and are exercisable six months thereafter. All options granted expire ten years after the date of grant.

            The Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options and, accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. Had compensation cost for these plans been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) available to common would have been ($235.9) million (($10.25) Basic and Diluted EPS) in 2001, ($10.6) million (($0.46) Basic and Diluted EPS) in 2000 and $35.2 million ($1.53 Basic and Diluted EPS) in 1999.

            A summary of stock option activity and weighted-average exercise prices for the periods indicated are as follows:

                                                      Number of    Weighted-Average
                                                       Options      Exercise Price
                                                      ---------    ----------------
Outstanding at December 31, 1998 ..............       1,198,260       $    21.57
                                                      ---------       ----------
        Granted ...............................         537,375            21.52
        Exercised .............................          (5,140)           17.76
        Cancelled .............................         (11,590)           20.05
Outstanding at December 31, 1999 ..............       1,718,905            21.57
                                                      ---------       ----------
        Granted ...............................         277,500             7.50
        Exercised .............................              --               --
        Cancelled .............................         (76,780)           20.43
Outstanding at December 31, 2000 ..............       1,919,625            19.59
                                                      ---------       ----------
        Granted ...............................          89,500             9.47
        Exercised .............................              --               --
        Cancelled .............................        (231,400)           16.79
Outstanding at December 31, 2001 ..............       1,777,725       $    19.39
                                                      =========       ==========

            The following table summarizes information about stock options outstanding at December 31, 2001:

                                   Weighted     Weighted                   Weighted
    Range of                        Average     Average        Number       Average
    Exercise           Number      Remaining    Exercise    Exercisable    Exercise
     Prices         Outstanding      Life        Price      at 12/31/01      Price
-----------------------------------------------------------------------------------
$ 7.25 to $10.49      269,500      9.1 yrs.      $ 7.59          71,536      $ 7.38
$10.50 to $15.49      339,000      6.4 yrs.      $15.08         208,000      $15.26
$15.50 to $22.99      786,225      5.2 yrs.      $20.34         535,125      $19.77
$23.00 to $33.50      383,000      4.1 yrs.      $29.78         346,000      $29.90

            Using the Black-Scholes option valuation model, the estimated fair values of options granted during 2001, 2000 and 1999 were $5.20, $3.54 and $11.12 per option, respectively. Principal assumptions used in applying the Black-Scholes model were as follows:

Black-Scholes Model Assumptions                2001          2000          1999
-------------------------------                ----          ----          ----
Risk-free interest rate ..............         5.07%         5.32%         6.06%
Expected volatility ..................        45.58%        45.38%        43.95%
Expected dividend yield ..............         1.26%         2.21%         0.74%
Expected term ........................       10 yrs.       10 yrs.        7 yrs.

      b. Other Stock Plans

            During 1993, the Company adopted its 1993 Employee Stock Purchase Plan (the "Purchase Plan"), which enables eligible employees of the Company to purchase shares of the Company's $0.01 par value common stock. Eligible employees may contribute up to 15% of their eligible compensation toward the semi-annual purchase of common stock. The employees' purchase price is based on the fair market value of the common stock on the date of purchase. No compensation expense is recorded in connection with the Purchase Plan. During 2001, 7,138 shares were issued to employees at an average price of $9.77 per share. At December 31, 2001, there were 247,048 shares available for offering under this Purchase Plan.

            During 1997, the Company adopted its Stock Bonus Plan (the "Bonus Plan"). Under the terms of the Bonus Plan, common stock may be granted to employees under terms and conditions as determined by the Board of Directors. During 2001, 1,960 shares were issued to employees at an average price of $14.14. At December 31, 2001 there were 476,680 shares available for offering under this Bonus Plan.

16. EMPLOYEE 401(K) SAVINGS PLAN

            Substantially all of the Company's employees are eligible to participate in a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The Plan provides for the Company to match, in cash, a percentage of each employee's contributions under various formulas. The Company's matching contribution and related expense for the plan was approximately $1.0 million, $1.5 million and $1.4 million for 2001, 2000 and 1999, respectively.

17. SUPPLEMENTAL CASH FLOW INFORMATION

            Selected cash payments and non cash activities were as follows (in thousands):

                                                                                           DECEMBER 31,
                                                                               ---------------------------------------
                                                                                 2001           2000           1999
                                                                               --------       --------       --------
Cash paid during the year for:
    Interest ............................................................      $ 20,230       $ 19,694       $ 13,954
    Income taxes paid (refunded, net) ...................................        (7,047)        18,064         20,319
                                                                               --------       --------       --------

Non cash transactions:
    Capital lease obligation incurred (Note 10) .........................        77,363             --             --
    Purchase option exercised related to equipment
       Guarantees (Note 13e) ............................................        13,825             --             --
    Receivable Securitization Facility (Note 8) .........................        17,700             --             --
    Acquisitions, net of cash acquired:
          Fair value of assets acquired .................................        59,012             --         23,698
          Liabilities assumed ...........................................       (52,676)            --        (11,285)
                                                                               --------       --------       --------
               Net cash paid ............................................      $ (6,336)      $     --       $(12,413)
                                                                               ========       ========       ========

18. INCOME TAXES

      a. Provisions for Income Taxes

            The consolidated income tax provision for 2001, 2000 and 1999 consists of the following components (in thousands):

                                                                                 2001           2000           1999
                                                                               --------       --------       --------
Current:
    U.S. Federal and Foreign ............................................      $(28,416)      $  3,196       $ 28,769
    State ...............................................................            --          1,396          4,069
Deferred ................................................................       (14,441)        (8,906)        (6,947)
                                                                               --------       --------       --------
Total consolidated provision (benefit) ..................................      $(42,857)      $ (4,314)      $ 25,891
                                                                               ========       ========       ========

            The Company's effective tax rates were 15.6%, 39.0% and 40.0% of pre-tax income/(loss) for 2001, 2000 and 1999, respectively, and differed from the U.S. Federal statutory rate of 35% as follows:

                                                                 2001            2000            1999
                                                              ---------       ---------       ---------
Pretax book income/(loss) ..............................      $(275,025)      $ (11,050)      $  64,733

    Federal tax expense (benefit) at 35% statutory rate         (96,259)      $  (3,868)      $  22,657

    State, local income taxes ..........................           (554)            591           2,397
    Foreign income taxes - rate differential ...........           (142)             --              --
    Valuation allowance ................................         55,305              --              --
    Other ..............................................         (1,207)         (1,037)            837
                                                              ---------       ---------       ---------
Total income tax expense/(benefit) .....................      $ (42,857)      $  (4,314)      $  25,891
                                                              =========       =========       =========

      b. Deferred Taxes

            Deferred income taxes are primarily due to temporary differences between financial and income tax reporting for the depreciation of property, plant and equipment and equipment under lease, the recognition of income from assets under finance leases, charges the Company recorded in 2000 and 2001 related to the restructuring of certain operations, and tax credits and losses carried forward.

            The Company has a federal tax net operating loss carryforward of $86.8 million, which will expire in 2022 if unused. The Company has various tax credit carryforwards which will expire beginning in 2021 if unused. Under Statement of Financial Accounting Standards 109, deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has determined that a valuation allowance is necessary and, accordingly, has recorded a valuation allowance for all deferred tax assets as of December 31, 2001.

            The components of deferred tax assets and deferred tax liabilities as of December 31, 2001 and 2000 were as follows (in thousands):

                                                                        2001           2000
                                                                      --------       --------
Deferred tax (assets):
        Rentals on Finance Leases ..............................      $(21,241)      $(18,651)
        Leasing Difference .....................................       (10,284)        (7,912)
        Operations Restructuring ...............................       (26,428)       (18,194)
        Tax credits and loss carryforwards .....................       (36,394)            --
        Other ..................................................       (60,789)       (12,481)

Deferred tax liabilities:
        Book-Tax Basis Differences-Property, Plant and Equipment        68,343         48,158
        Earned Finance Charges on Finance Leases ...............        10,138          9,241
        Other ..................................................        21,350         14,280
                                                                      --------       --------

Net deferred tax liability/(asset), before valuation allowance .      $(55,305)      $ 14,441
                                                                      --------       --------

Valuation allowance ............................................      $ 55,305       $     --
                                                                      --------       --------

Net deferred tax liability/(asset) .............................      $     --       $ 14,441
                                                                      ========       ========

      c. Change in Tax Laws

            In March 2002, Congress enacted the Job Creation and Worker Assistance Act of 2002 which allows corporate taxpayers who incur net operating losses in tax years ending in 2001 and 2002 to carry back such losses to offset federal taxable income generated in the previous five years. The Company received a refund of federal income taxes of approximately $13 million in April 2002 related to the carryback of losses incurred during 2001 to tax years ended 1996, 1997 and 1998. The benefit associated with this tax law change will be recorded in 2002. The additional carryback period will reduce the amount of federal tax net operating losses available for carryforward to $52.1 million.

19. COMMITMENTS AND CONTINGENCIES

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

            In March of 2001, Bernard Krone Industria e Comercio de Maquinas Agricolas Ltda. ("BK") filed suit against the Company in the Fourth Civil Court of Curitiba in the State of Parana, Brazil. This action seeks recovery of damages plus pain and suffering. Because of the bankruptcy of BK, this proceeding is now pending before the Second Civil Court of Bankruptcies and Creditors Reorganization of Curitiba, State of Parana (No.232/99).

            This case grows out of a joint venture agreement between BK and the Company, which was generally intended to permit BK and the Company to market the Roadrailer(R) trailer in Brazil and other areas of South America. When BK was placed into the Brazilian equivalent of bankruptcy late in the year 2000, the joint venture was dissolved. BK subsequently filed its lawsuit against the Company alleging that it was forced to terminate business with other companies because of the exclusivity and non-compete clauses purportedly found in the joint venture agreement. The lawsuit further alleges that Wabash did not properly disclose technology to BK and that Wabash purportedly failed to comply with its contractual obligations in terminating the joint venture agreement. In its complaint, BK asserts that it has been damaged by these alleged wrongs by the Company in the approximate amount of $8.4 million (U.S.).

            The Company answered the complaint in May of 2001, denying any wrongdoing and pointing out that, contrary to the allegation found in the complaint, a merger of the Company and BK, or the acquisition of BK by the Company, was never the purpose or intent of the joint venture agreement between the parties; the only purpose was the business and marketing arrangement as set out in the agreement. The Company also asserted a counterclaim in the amount of $351,000 (U.S.) representing monies advanced by the Company to BK to permit BK to import certain trailers from Europe, which was to be reimbursed to the Company by BK. The counterclaim was based on the fact that this reimbursement never took place.

            The Company believes that the claims asserted against it by BK are without merit and intends to defend itself vigorously against those claims. It also believes that the claims asserted in its counterclaim are valid and meritorious and it intends to prosecute that claim. The Company believes that the resolution of this lawsuit will not have a material adverse effect on its financial position or future results of operations; however, at this early stage of the proceeding, no assurance can be given as to the ultimate outcome of the case.

            On September 17, 2001 the Company commenced an action against PPG Industries, Inc. ("PPG") in the United States District Court, Northern District of Indiana, Hammond Division at Lafayette, Civil Action No. 4:01 CV 55. In the lawsuit, the Company alleged that it has sustained substantial damages stemming from the failure of the PPG electrocoating system (the "E-coat system") and related products that PPG provided for the Company's Scott County Tennessee plant. The Company alleges that PPG is responsible for defects in the design of the E-coat system and defects in PPG products that have resulted in malfunctions of the E-coat system and poor quality coatings on numerous trailers. The Company further alleges that the failures of PPG's E-coat system and products substantially contributed to the decision to shut down the Scott County plant.

            PPG filed a Counterclaim in that action on or about November 8, 2001, seeking damages in excess of approximately $1.35 million based upon certain provisions of the November 3, 1998 Investment Agreement between it and the Company. The Company filed a Reply to the Counterclaim denying liability for the claims asserted.

            The Company believes that the claims asserted against it by PPG in the Counterclaim are without merit and intends to defend itself vigorously against those claims. It also believes that the claims asserted in its Complaint are valid and meritorious and it intends to prosecute those claims. The Company believes that the resolution of this lawsuit will not have a material adverse effect on its financial position or future results of operations; however, at this early stage of the proceeding, no assurance can be given as to the ultimate outcome of the case.

            In the second quarter of 2000, the Company received a grand jury subpoena requesting certain documents relating to the discharge of wastewaters into the environment at a Wabash facility in Huntsville, Tennessee. The subpoena sought the production of documents and related records concerning the design of the facility's discharge system and the particular discharge in question. On May 16, 2001, the Company received a second grand jury subpoena that sought the production of additional documents relating to the discharge in question. The Company is fully cooperating with federal officials with respect to their investigation into the matter. At this time, the Company is unable to predict the outcome of the federal grand jury inquiry into this matter, but does not believe it will result in a material adverse effect on its financial position or future results of operations; however, at this early stage of the proceedings, no assurance can be given as to the ultimate outcome of the case.

            On April 17, 2000, the Company received a Notice of Violation/Request for Incident Report from the Tennessee Department of Environmental Conservation (TDEC) with respect to the same matter. On September 6, 2000, the Company received an Order and Assessment from TDEC directing the Company to pay a fine of $100,000 for violations of Tennessee environmental requirements as a result of the discharge. The Company filed an appeal of the Order and Assessment on October 10, 2000. The Company is currently negotiating an agreed-upon Order with TDEC to resolve this matter.

            The class action against the Company in United States District Court for the Northern District of Indiana entitled "In re Wabash National Corporation Securities Litigation", Civil Action No. 4:99-CV-0003-AS, originally filed in 1999 and previously reported by the Company in prior filings, was dismissed with prejudice in December 2001 in connection with a final settlement entered into by the parties, with no material effect on the Company's financial position or results of operations.

      b. Environmental

            The Company generates and handles certain material, wastes and emissions in the normal course of operations that are subject to various and evolving Federal, state and local environmental laws and regulations.

            The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for the treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of December 31, 2001 and 2000, the estimated potential exposure for such costs ranges from approximately $0.5 million to approximately $1.7 million, for which the Company has a reserve of approximately $0.9 million. These reserves were primarily recorded for exposures associated with the costs of environmental remediation projects to address soil and ground water contamination as well as the costs of removing underground storage tanks at its branch service locations. The possible recovery of insurance proceeds has not been considered in the Company's estimated contingent environmental costs.

            Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. However, the Company has evaluated its total environmental exposure based on currently available data and believes that compliance with all applicable laws and regulations will not have a materially adverse effect on the consolidated financial position or results of operations of the Company.

      c. Used Trailer Restoration Program

            During 1999, the Company reached a settlement with the IRS related to federal excise tax on certain used trailers restored by the Company during 1996 and 1997. The Company has continued the restoration program with the same customer since 1997. The customer has indemnified the Company for any potential excise tax assessed by the IRS for years subsequent to 1997. As a result, the Company has recorded a liability and a corresponding receivable of approximately $8.3 million and $7.9 million in the accompanying Consolidated Balance Sheets at December 31, 2001 and 2000, respectively. During 2001, the IRS completed its federal excise tax audit of 1999 and 1998 resulting in an assessment of approximately $5.4 million. The Company believes it is fully indemnified for this liability and that the related receivable is fully collectible.

      d. Letters of Credit

            As of December 31, 2001, the Company had standby letters of credit totaling approximately $29.0 million issued in connection with certain foreign sales transactions and other domestic purposes.

      e. Royalty Payments

            The Company is obligated to make quarterly royalty payments in accordance with a licensing agreement related to the development of the Company's composite plate material used on its proprietary DuraPlate(R) trailer. The amount of the payments varies with the production volume of usable material, but requires minimum royalties of $0.5 million annually through 2005. Payments for 2001, 2000 and 1999 were $1.4 million, $2.1 million and $2.4 million, respectively.

      f. Used Trailer Residual Guarantees and Purchase Commitments

            In connection with certain new trailer sale transactions, the Company has entered into residual value guarantees and purchase option agreements with customers or financing institutions whereby the Company agrees to guarantee an end-of-term residual value or has an option to purchase the used equipment at a pre-determined price. Under these guarantees, future payments which may be required as of December 31, 2001 and 2000 totaled approximately $28.1 million and $37.5 million, respectively as follows (in thousands):

                                              Purchase Option        Guarantee Amount
                                              ---------------        ----------------
2002 ...............................               $ 9,416               $ 1,878
2003 ...............................                20,596                 3,617
2004 ...............................                44,800                 5,057
2005 ...............................                13,465                 4,571
2006 ...............................                 1,748                10,475
Thereafter .........................                    --                 2,463
                                                   -------               -------
                                                   $90,025               $28,061
                                                   =======               =======

20. CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

            The following is a summary of the unaudited quarterly results of operations for fiscal years 2001, 2000 and 1999 (Dollars in thousands except per share amounts).

                                               First           Second         Third              Fourth
                                              Quarter         Quarter         Quarter            Quarter
                                             ---------       ---------       ---------          ---------
2001
      Net Sales ....................         $ 242,629       $ 212,172       $ 241,945          $ 166,646
      Gross loss ...................            (1,743)            (26)        (32,733)           (84,711)
      Net loss .....................           (17,730)        (18,117)        (61,373)(3)       (134,948)(4)
      Basic loss per share(1) ......         $   (0.79)      $   (0.81)      $   (2.69)         $   (5.88)
      Diluted loss per share(1) ....         $   (0.79)      $   (0.81)      $   (2.69)         $   (5.88)

2000
      Net Sales ....................         $ 352,848       $ 358,729       $ 345,818          $ 274,777
      Gross profit .................            34,423          34,045          29,512             17,987
      Net income (loss) ............             9,132           7,515           4,992            (28,375)(2)
      Basic earnings (loss) per share(1)     $    0.38       $    0.31       $    0.20          $   (1.25)
      Diluted earnings (loss) per share(1)   $    0.38       $    0.31       $    0.20          $   (1.25)

1999
      Net Sales ....................         $ 341,624       $ 380,203       $ 374,708          $ 358,035
      Gross profit .................            27,225          34,099          35,039             35,354
      Net income ...................             6,367          10,347          10,365             11,762
      Basic earnings per share(1) ..         $    0.26       $    0.42       $    0.43          $    0.49
      Diluted earnings per share(1)          $    0.26       $    0.42       $    0.43          $    0.49

            (1) Earnings (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may differ from annual earnings per share due to rounding.

            (2) The fourth quarter 2000 results include restructuring and other related charges of $46.6 million ($28.5 million, net of tax).

            (3) The third quarter 2001 results include restructuring and other related charges of $40.5 million ($25.6 million, net of tax).

            (4) The fourth quarter 2001 results include loss contingencies and impairment charge related to the Company's leasing operations of $37.9 million and used trailer inventory valuation of $18.6 million.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The Company hereby incorporates by reference the information contained under the heading "Election of Directors" from its definitive Proxy Statement to be delivered to stockholders of the Company in connection with the 2002 Annual Meeting of Stockholders to be held May 30, 2002.

      The following are the executive officers of the Company:

                  NAME           AGE                        POSITION
                  ----           ---                        --------
      Richard E. Dessimoz(1)...  54    Acting Chief Executive Officer and DirectoR
      Mark R. Holden(1)........  42    Senior Vice President--Chief Financial Officer and Director
      Arthur R. Brown..........  50    Senior Vice President--Chief Operating Officer
      Rodney P. Ehrlich........  55    Senior Vice President--Product Development
      Lawrence J. Gross........  47    Senior Vice President--Marketing
      Derek L. Nagle...........  51    Senior Vice President and President of North American Trailer Centers(TM)

      (1)   Member of the Executive Committee of the Board of Directors

            Richard E. Dessimoz. Mr. Dessimoz has been Acting Chief Executive Officer of the Company since July 2001 and Vice President and Chief Executive Officer of Wabash National Finance Corporation since its inception in December 1991. Mr. Dessimoz has been a Director of the Company since December 1995.

            Mark R. Holden. Mr. Holden has been Senior Vice President--Chief Financial Officer since October 2001 and a member of the Office of the Chief Executive Officer since July 2001. Mr. Holden has served as Vice
President--Chief Financial Officer and Director of the Company since May 1995 and Vice President--Controller of the Company since 1992.

            Arthur R. Brown. Mr. Brown has been Senior Vice President-Chief Operating Officer of the Company since October 2001 and Vice President-Chief Operating Officer since August 2001. Prior to his employment with the Company, Mr. Brown served as Vice President of Fram/Autolite Operations for Honeywell Corporation since April 1998 and as Director of Operations for Vickers, Inc. from November 1995 to April 1998.

            Rodney P. Ehrlich. Mr. Rodney Ehrlich has been Senior Vice President--Product Development of the Company since October 2001. Mr. Ehrlich was Vice President-Engineering and has been in charge of the Company's engineering operations since the Company's founding.

            Lawrence J. Gross. Mr. Gross has been Senior Vice President--Marketing since October 2001. Mr. Gross had been Vice President--Marketing of the Company since December 1994. Previously he served as President of the Company's RoadRailer(R)division since joining the Company in July 1991. Prior to his employment by the Company, he was employed as Vice President--Marketing from 1985 until 1990 by Chamberlain of Connecticut, Inc., a licensor of bimodal technology, and as Vice President--Marketing until he began his employment with the Company.

            Derek L. Nagle. Mr. Nagle has been Senior Vice President of the Company since October 2001. Mr. Nagle has served as Vice President of the Company and President of North American Trailer Centers(TM)since the Company's acquisition of certain Fruehauf assets in April 1997. Prior to his employment by the Company, he held various senior executive positions. Fruehauf Trailer Corporation filed for bankruptcy protection in October 1996.

            Officers are elected for a term of one year and serve at the discretion of the Board of Directors.

ITEM 11--EXECUTIVE COMPENSATION

            The Company hereby incorporates by reference the information contained under the heading "Compensation" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2002 Annual Meeting of Stockholders to be held May 30, 2002.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The Company hereby incorporates by reference the information contained under the heading "Beneficial Ownership of Common Stock" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2002 Annual Meeting of Stockholders to be held on May 30, 2002.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The Company hereby incorporates by reference the information contained under the heading "Related Party Transaction" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2002 Annual Meeting of Stockholders to be held on May 30, 2002.

PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Financial Statements: The Company has included all required financial statements in Item 8 of this Form 10-K. The financial statement schedules have been omitted as they are not applicable or the required information is included in the Notes to the consolidated financial statements.

            For the year ended December 31, 2000, ETZ was a significant subsidiary under Rule 3-09 of Regulation S-X. Therefore, the Company was required to file audited financial statements of ETZ for the year ended December 31, 2000 by June 30, 2001. The Company has received audited financial statements under German generally accepted accounting principles for the year ended December 31, 2000, but has not been able to obtain these financial statements in conformity with accounting principles generally accepted in the United States.

            For the year ended December 31, 2001, ETZ was not a significant subsidiary under Rule 3-09 of Regulation S-X. The Company divested ETZ in January 2002.

(b)    Reports on Form 8-K:

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

3.03        Amended and restated By-laws of the Company (19)

3.04 Certificate of Designations of Series B 6% Cumulative Convertible Exchangeable Preferred Stock (5)

3.05 Certificate of Designations of Series C 5.5% Convertible Exchangeable Preferred Stock (8)

4.01        Specimen Stock Certificate (16)

4.02        First Amendment to Shareholder Rights Agreement dated October 21,
            1998 (9)

4.03 Form of Indenture for the Company's 6% Convertible Subordinated Debentures due 2007 (5)

4.04        Second Amendment to Shareholder Rights Agreement dated December 18,
            2000 (13)

10.01 Loan Agreement, Mortgage, Security Agreement and Financing Statement between Wabash National Corporation and City of Lafayette dated as of August 15, 1989 (1)

10.02       1992 Stock Option Plan (1)

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

10.12 364-day Credit Agreement dated June 22, 2000, between Bank One, Indiana, N.A., as administrative agent and Wabash National Corporation (11)

10.13 Series I Senior Note Purchase Agreement dated September 29, 2000, between Prudential Insurance Company and Wabash National Corporation
            (12)

10.14 Share Transfer Agreement dated December 12, 2000, between Bayerische Kapitalbeteiligungsgesellschaft mBH and Wabash National Corporation
            (15)

10.15 Participation Agreement and Equipment Lease between Apex Trailer Leasing and Rentals, L.P., as Lessee, and Wabash Statutory Trust, as Lessor, dated December 29, 2000 (15)

10.16       2000 Stock Option Plan (16)

10.17 Consulting and Non-Competition Agreement dated July 16, 2001 between Donald J. Ehrlich and Wabash National Corporation (17)

10.18 Originators Receivables Sale Agreement dated October 4, 2001 between Wabash National LP and NOAMTC, Inc. as originators and Wabash National Financing LLC, Receivable Sales Agreement dated October 4, 2001 between Wabash Financing LLC and WNC Funding LLC and the Receivables Purchase Agreement dated October 4, 2001 between WNC Funding LLC and North Coast Funding Corporation (18)

10.19       2001 Stock Appreciation Rights Plan (18)

10.20 Asset Purchase Agreement dated January 11, 2002, between Bayerische Trailerzug Gesellschaft fur Bimodalen Guterverkehr mbH (ETZ) and Wabash National Corporation (19)

10.21 Share Purchase Agreement dated January 11, 2002, between Brennero Trasporto Rotaia S.p.A. and Bimodal Verwaltungs Gesellschaft mbH (collectively the "Purchasers") and Wabash National Corporation (the Seller) (19)

10.22 Second Addendum to the Equipment Schedule dated March 2, 2002 made under the Master Equipment Lease Agreement dated December 30, 1996 between the Company and National City Leasing Corporation (19)

10.23 Master Amendment Agreement dated April 11, 2002 between the Company and various financial institutions (19)

21.00       List of Significant Subsidiaries (19)


23.01       Consent of Arthur Andersen LLP (19)

99.01       Representation from Arthur Andersen LLP (19)

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

 (10) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1999

 (11) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2000

 (12) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2000

 (13) Incorporated by reference to the Registrant's Amended Form 8-A filed January 18, 2001

 (14) Incorporated by reference to the Registrant's Form 8-K filed on February 5, 2002

 (15) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2000

 (16) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 2001

 (17) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2001

 (18) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2001

 (19) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2001

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

                         WABASH NATIONAL CORPORATION


April 12, 2002               By: /s/ Mark R. Holden
                                 -----------------------------------------------
                                     Mark R. Holden
                                 Senior Vice President - Chief Financial Officer (Principal Accounting Officer)
                                 and Duly Authorized Officer

            PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATED INDICATED.

      DATE                                   SIGNATURE AND TITLE
      ----                                   -------------------
April 12, 2002                    By:  /s/ John T. Hackett
                                  -------------------------------------------
                                                  John T. Hackett
                                  Chairman of the Board

April 12, 2002                    By:  /s/ Richard E. Dessimoz
                                  -------------------------------------------
                                                Richard E. Dessimoz
                                  Acting Chief Executive Officer and Director
                                  (Principal Executive Officer)

April 12, 2002                    By:  /s/ Mark R. Holden
                                  -------------------------------------------
                                                Mark R. Holden
                                  Senior Vice President--Chief Financial
                                  Officer and Director

April 12, 2002                    By:  /s/ David C. Burdakin
                                  -------------------------------------------
                                                David C. Burdakin
                                                Director

April 12, 2002                    By:  /s/ Donald J. Ehrlich
                                  -------------------------------------------
                                                Donald J. Ehrlich
                                                Director

April 12, 2002                    By:  /s/ E. Hunter Harrison
                                  -------------------------------------------
                                                E. Hunter Harrison
                                                Director

April 12, 2002                    By:  /s/ Dr. Martin C. Jischke
                                  --------------------------------------------
                                                Dr. Martin C. Jischke
                                                Director

April 12, 2002                    By:  /s/ Ludvik F. Koci
                                  --------------------------------------------
                                                Ludvik F. Koci
                                                Director