Form 10-K/A
period 2001-12-31
WABASH NATIONAL CORP /DE
filed 2002-04-18
CIK 879526

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

================================================================================

EXPLANATORY NOTE:

This amended and restated Form 10-K is for purposes of filing electronic copies of exhibits previously filed in paper pursuant to a temporary hardship exemption, to restate the index of exhibits included in Item 14(c) and to reflect other non-substantive changes.


                                TABLE OF CONTENTS

                           WABASH NATIONAL CORPORATION
                            FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 2001

                                                                                                     PAGES
                                                                                                     -----
PART I.

Item 1.        Business..........................................................................        3

Item 2.        Properties........................................................................       11

Item 3.        Legal Proceedings.................................................................       11

Item 4         Submission of Matters to Vote of Security Holders.................................       12

Item 4A.       Risk Factors......................................................................       13

PART II.

Item 5.        Market for the Registrant's Common Stock and Related Stockholder Matters..........       15

Item 6.        Selected Financial Data...........................................................       16

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
                     Operations..................................................................       17

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk........................       30

Item 8.        Financial Statements and Supplementary Data.......................................       32

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure..................................................................       62

PART III.

Item 10.       Directors and Executive Officers of the Registrant................................       62

Item 11.       Executive Compensation............................................................       63

Item 12.       Security Ownership of Certain Beneficial Owners and Management....................       63

Item 13.       Certain Relationships and Related Transactions....................................       63

PART IV.

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K...................       63

SIGNATURES     ..................................................................................       66

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

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                               PAGES
                                                                                               -----
Report of Independent Public Accountants......................................................    33

Consolidated Balance Sheets as of December 31, 2001 and 2000..................................    34

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and
      1999....................................................................................    35

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001,
      2000 and 1999...........................................................................    36

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and
      1999....................................................................................    37

Notes to Consolidated Financial Statements....................................................    38

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

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                       Years Ended December 31,
                                                                                 -----------------------------------
                                                                                    2001         2000         1999
                                                                                 ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..........................................................   $(232,168)   $  (6,736)   $  38,842
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
      Depreciation and amortization ..........................................      32,143       30,051       21,773
      Net (gain) loss on the sale of assets ..................................        (504)       1,474         (864)
      Provision for losses on accounts receivable ............................      20,959        4,088        2,829
      Deferred income taxes ..................................................     (14,441)      (8,906)      (6,947)
      Equity in losses of unconsolidated affiliate ...........................       7,183        3,050        4,000
      Restructuring and other related charges ................................      41,067       46,650           --
      Cash used in restructuring .............................................      (6,988)          --           --
      Used trailer valuation charges .........................................      62,134        9,600           --
      Loss contingencies and impairment of equipment leased to others . ......      37,900           --           --
      Change in operating assets and liabilities, excluding
       effects of the acquisitions
        Accounts receivable ..................................................       1,790       52,709      (18,810)
        Inventories ..........................................................     107,755      (74,479)     (37,573)
        Refundable income taxes ..............................................     (20,121)      (5,552)          --
        Prepaid expenses and other ...........................................       3,863        5,368        8,607
        Accounts payable and accrued liabilities .............................     (34,443)     (69,880)      55,537
        Other, net ...........................................................         261       (1,106)      (3,924)

                                                                                 ---------    ---------    ---------
              Net cash provided by (used in) operating activities ............       6,390      (13,669)      63,470
                                                                                 ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures .....................................................      (5,899)     (60,342)     (68,119)
    Net additions to equipment leased to others ..............................     (70,444)     (69,553)     (11,828)
    Net additions to finance contracts .......................................     (18,662)     (19,400)     (28,762)
    Investment in unconsolidated affiliate ...................................      (7,183)      (3,706)      (3,580)
    Acquisitions, net of cash acquired .......................................      (6,336)          --      (12,413)
    Proceeds from sale of leased equipment and finance contracts .............      60,556       60,845       12,927
    Principal payments received on finance contracts .........................       6,787       12,914       10,246
    Proceeds from the sale of property, plant and equipment ..................         426        9,638        7,236

                                                                                 ---------    ---------    ---------
              Net cash used in investing activities ..........................     (40,755)     (69,604)     (94,293)
                                                                                 ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from:
    Short-term revolver ......................................................     428,776      512,300      244,200
    Long-term debt ...........................................................          --       62,500           --
    Common stock, net of expenses ............................................         144          186          347
  Payments:
    Short-term revolver ......................................................    (361,006)    (500,299)    (242,200)
    Long-term debt ...........................................................     (21,738)      (4,122)     (10,651)
    Common stock dividends ...................................................      (2,991)      (3,679)      (3,446)
    Preferred dividends ......................................................      (1,879)      (1,903)      (2,065)

                                                                                 ---------    ---------    ---------
              Net cash provided by (used in) financing activities ............      41,306       64,983      (13,815)
                                                                                 ---------    ---------    ---------

NET (DECREASE) INCREASE IN CASH ..............................................       6,941      (18,290)     (44,638)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD .....................       4,194       22,484       67,122
                                                                                 ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD ...........................   $  11,135    $   4,194    $  22,484
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

      l. Capitalized Software

            The Company capitalizes the cost of computer software developed or obtained for internal use in accordance with statement of Position No. 98-1, Accounting for the Costs of Computer Software Development or Obtained for Internal Use. Software costs capitalized, net of accumulated amortization, were $6.3 million and $8.1 million as of December 31, 2001 and December 31, 2000, respectively, and are included in other assets on the Consolidated Balance Sheets. Capitalized software is amortized using the straight-line method over 3 to 5 years.

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

5. ACQUISITIONS AND DIVESTITURE

            a. Acquisitions

            On January 5, 2001, the Company acquired the Breadner Group of Companies (the Breadner Group) in a stock purchase agreement (the Breadner Acquisition). The Breadner Group is headquartered in Kitchener, Ontario, Canada and has ten branch locations in six Canadian Provinces. The Breadner Group is the leading Canadian distributor of new trailers as well as a provider of new trailer services and aftermarket parts. The Breadner Group had revenues and income from operations of approximately $135 million and $2.3 million (US Dollars), respectively for its fiscal year ended September 30, 2000 and employs approximately 130 associates. For financial statement purposes, the Breadner Acquisition was accounted for as a purchase, and accordingly, the Breadner Group's assets and liabilities were recorded at fair value. The Breadner Group's operating results are included in the Consolidated Financial Statements since the date of acquisition. The aggregate consideration for this transaction included approximately $6.3 million in cash and $10.0 million in a long-term note and the assumption of certain liabilities. The long-term note has an annual interest rate of 7.25% and scheduled principal payments are due quarterly April 2001 through January 2006. The excess of the purchase price over the underlying assets acquired was approximately $13.0 million and is being amortized on a straight-line basis over twenty-five years.

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

            In January 2001, in connection with its restructuring activities, the Company assumed the remaining ownership interest in ETZ from the majority shareholder with the intent to pursue an orderly divestiture of ETZ. Because control of this subsidiary was deemed to be temporary, 100% of ETZ's 2001 operating results have been recorded as Equity in Losses of Unconsolidated affiliate in the Consolidated Statements of Operations for 2001. In January 2002, the Company completed the divestiture of ETZ.

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

      f. Used Trailer Residual Guarantees and Purchase Commitments

            In connection with certain new trailer sale transactions, the Company has entered into residual value guarantees and purchase option agreements with customers or financing institutions whereby the Company agrees to guarantee an end-of-term residual value or has an option to purchase the used equipment at a pre-determined price. Under these guarantees, future payments which may be required as of December 31, 2001 and 2000 totaled approximately $28.1 million and $37.5 million, respectively are as follows (in thousands):

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

10.05 Master Loan and Security Agreement in the amount of $10 million by Wabash National Finance Corporation in favor of Fleet Capital Corporation dated December 27, 1995 (3)
10.06 First Amendment to the 6.41% Series A Senior Note Purchase Agreement dated January 31, 1996 between certain Purchasers and Wabash National Corporation (4)
10.07 Series B-H Senior Note Purchase Agreement dated December 18, 1996 between certain Purchasers and Wabash National Corporation (4)
10.08 Revolving Credit Loan Agreement dated September 30, 1997, between NBD Bank, N.A. and Wabash National Corporation (6)
10.09 Investment Agreement and Shareholders Agreement dated November 4, 1997, between ETZ (Europaische Trailerzug Beteiligungsgesellschaft
            mbH) and Wabash National Corporation (6)
10.10 Receivable Sales Agreement between the Company and Wabash Funding Corporation and the Receivables Purchase Agreement between Wabash Funding Corporation and Falcon Asset Securitization Corporation (7)
10.11       Indemnification Agreement between the Company and Roadway Express,
            Inc. (10)
10.12 364-day Credit Agreement dated June 22, 2000, between Bank One, Indiana, N.A., as administrative agent and Wabash National Corporation (11)
10.13 Series I Senior Note Purchase Agreement dated September 29, 2000, between Prudential Insurance Company and Wabash National Corporation
            (12)
10.14 Share Transfer Agreement dated December 12, 2000, between Bayerische Kapitalbeteiligungsgesellschaft mBH and Wabash National Corporation
            (15)
10.15 Participation Agreement and Equipment Lease between Apex Trailer Leasing and Rentals, L.P., as Lessee, and Wabash Statutory Trust, as Lessor, dated December 29, 2000 (15)
10.16       2000 Stock Option Plan (16)
10.17 Consulting and Non-Competition Agreement dated July 16, 2001 between Donald J. Ehrlich and Wabash National Corporation (17)
10.18 Employment Contract dated August 13, 2001 between Arthur R. Brown and the Company (19)
10.19 Originators Receivables Sale Agreement dated October 4, 2001 between Wabash National LP and NOAMTC, Inc. as originators and Wabash National Financing LLC, Receivable Sales Agreement dated October 4, 2001 between Wabash Financing LLC and WNC Funding LLC and the Receivables Purchase Agreement dated October 4, 2001 between WNC Funding LLC and North Coast Funding Corporation (18)
10.20       2001 Stock Appreciation Rights Plan (18)
10.21 Asset Purchase Agreement dated January 11, 2002, between Bayerische Trailerzug Gesellschaft fur Bimodalen Guterverkehr mbH (ETZ) and Wabash National Corporation (19)
10.22 Share Purchase Agreement dated January 11, 2002, between Brennero Trasporto Rotaia S.p.A. and Bimodal Verwaltungs Gesellschaft mbH (collectively the "Purchasers") and Wabash National Corporation (the Seller) (19)
10.23 Master Amendment Agreement dated April 11, 2002 between the Company and various financial institutions (19)
10.24 Amended and Restated 9.66% Series A Senior Secured Notes Purchase Agreement dated April 12, 2002, between certain purchasers and the Company (19)
10.25 Amended and Restated Series C-H Senior Secured Notes purchase Agreement dated April 12, 2002, between certain purchasers and the Company (19)
10.26 Amended and Restated Series I 11.29% Senior Secured Note Purchase Agreement dated April 12, 2002, between Prudential Insurance
            Company and the Company (19)
10.27 Amended and Restated Credit Agreement dated April 11, 2002 between Bank One, Indiana, NA, as administrative agent and the Company (19)
10.28 Receivables Purchase and Servicing Agreement dated April 11, 2002 between General Electric Capital Corporation, as initial Purchaser and as Agent and the Company (19)
10.29 Receivables Sale and Contribution Agreement dated April 11, 2002 between Wabash National Corporation as Performance Guarantor, NOAMTC, Inc. and Wabash National LP, as originators and WNC Receivables, LLC, as Buyer (19)
10.30 Annex X to the Receivables Sale and Contribution Agreement and Receivables purchase and Servicing Agreement each dated April 11, 2002 (19)
21.00       List of Significant Subsidiaries (19)
23.01       Consent of Arthur Andersen LLP (19)
99.01       Representation Letter Concerning Arthur Andersen LLP (19)
  (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-42810) or the Registrant's Registration Statement on Form 8-A filed December 6, 1995 (item 3.02 and 4.02)
  (2) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1994.

  (3) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1995
  (4) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1996
  (5) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1997
  (6) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1997
  (7) Incorporated by reference to the Registrant's Form 8-K filed on April 14, 1998
  (8) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1998
  (9) Incorporated by reference to the Registrant's Form 8-K filed on October 26, 1998
 (10) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1999
 (11) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2000
 (12) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2000
 (13) Incorporated by reference to the Registrant's Amended Form 8-A filed January 18, 2001
 (14) Incorporated by reference to the Registrant's Form 8-K filed on February 5, 2002
 (15) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2000
 (16) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 2001
 (17) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2001
 (18) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2001
 (19)       Filed herewith

The Registrant undertakes to provide to each shareholder requesting the same a copy of each Exhibit referred to herein upon payment of a reasonable fee limited to the Registrant's reasonable expenses in furnishing such Exhibit.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDED REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                         WABASH NATIONAL CORPORATION


April 17, 2002               By: /s/ Mark R. Holden
                                 -----------------------------------------------
                                     Mark R. Holden
                                 Senior Vice President - Chief Financial Officer (Principal Accounting Officer)
                                 and Duly Authorized Officer