Form 10-Q
period 2002-03-31
WABASH NATIONAL CORP /DE
filed 2002-05-15
CIK 879526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 [X]                  THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2002

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

The number of shares of common stock outstanding at May 13, 2002 was 23,033,564.

                           WABASH NATIONAL CORPORATION

                                      INDEX

                                    FORM 10-Q


PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets at
              March 31, 2002 and December 31, 2001                            1

              Condensed Consolidated Statements of Operations
              For the three months ended March 31, 2002 and 2001              2

              Condensed Consolidated Statements of Cash Flows
              For the three months ended March 31, 2002 and 2001              3

              Notes to Condensed Consolidated Financial Statements            4

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          20


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   21

Item 2.  Changes in Securities and Use of Proceeds                           22

Item 3.  Defaults Upon Senior Securities                                     22

Item 4.  Submission of Matters to a Vote of Security Holders                 22

Item 5.  Other Information                                                   22

Item 6.  Exhibits and Reports on Form 8-K                                    23

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                     March 31,      December 31,
                                                                       2002             2001
                                                                    ----------      -----------
                                                                    (Unaudited)       (Note 1)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                        $  40,337       $  11,135
    Accounts receivable, net                                            65,328          58,358
    Current portion of finance contracts                                10,991          10,646
    Inventories                                                        148,008         191,094
    Refundable income taxes                                             13,988          25,673
    Prepaid expenses and other                                          15,846          17,231
                                                                     ---------       ---------
         Total current assets                                          294,498         314,137
                                                                     ---------       ---------

PROPERTY, PLANT AND EQUIPMENT, net                                     165,655         170,330
                                                                     ---------       ---------

EQUIPMENT LEASED TO OTHERS, net                                        112,964         109,265
                                                                     ---------       ---------

FINANCE CONTRACTS, net of current portion                               37,604          40,187
                                                                     ---------       ---------

INTANGIBLE ASSETS, net                                                  42,051          43,777
                                                                     ---------       ---------

OTHER ASSETS                                                            18,860          14,808
                                                                     ---------       ---------
                                                                     $ 671,632       $ 692,504
                                                                     =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt                             $  62,543       $  60,682
    Current maturities of capital lease obligations                     21,409          21,559
    Accounts payable                                                    50,848          51,351
    Accrued liabilities                                                 63,278          69,246
                                                                     ---------       ---------
         Total current liabilities                                     198,078         202,838
                                                                     ---------       ---------

LONG-TERM DEBT, net of current maturities                              272,943         274,021
                                                                     ---------       ---------

LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current maturities          53,385          55,755
                                                                     ---------       ---------

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES                          31,185          28,905
                                                                     ---------       ---------

STOCKHOLDERS' EQUITY:
    Preferred stock, 482,041 shares issued and outstanding with
          an aggregate liquidation value of $30,600                          5               5
    Common stock, 23,027,660 and 23,013,847 shares issued and
          outstanding, respectively                                        230             230
    Additional paid-in capital                                         236,897         236,804
    Retained deficit                                                  (119,501)       (104,469)
    Accumulated other comprehensive loss                                  (311)           (306)
    Treasury stock at cost, 59,600 common shares                        (1,279)         (1,279)
                                                                     ---------       ---------
         Total stockholders' equity                                    116,041         130,985
                                                                     ---------       ---------
                                                                     $ 671,632       $ 692,504
                                                                     =========       =========


            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)


                                                         Three Months Ended
                                                               March 31,
                                                     --------------------------
                                                         2002           2001
                                                     (Unaudited)     (Unaudited)
                                                     -----------     ----------

NET SALES                                             $ 161,952       $ 242,629

COST OF SALES                                           161,913         244,372
                                                      ---------       ---------

    Gross profit (loss)                                      39          (1,743)

GENERAL AND ADMINISTRATIVE EXPENSES                      14,091          10,010

SELLING EXPENSES                                          5,749           6,158
                                                      ---------       ---------

    Loss from operations                                (19,801)        (17,911)

OTHER INCOME (EXPENSE)
    Interest expense                                     (5,673)         (5,800)
    Accounts receivable securitization costs             (1,731)           (977)
    Foreign exchange losses, net                           (253)           (818)
    Equity in losses of unconsolidated affiliate            ---          (2,489)
    Other, net                                              922            (159)
                                                      ---------       ---------

    Loss before income taxes                            (26,536)        (28,154)

INCOME TAX BENEFIT                                      (11,947)        (10,424)
                                                      ---------       ---------

    Net loss                                          $ (14,589)      $ (17,730)

PREFERRED STOCK DIVIDENDS                                   443             476
                                                      ---------       ---------

NET LOSS AVAILABLE TO COMMON
   STOCKHOLDERS                                       $ (15,032)      $ (18,206)
                                                      =========       =========

EARNINGS (LOSS) PER SHARE:
    Basic                                             $   (0.65)      $   (0.79)
    Diluted                                           $   (0.65)      $   (0.79)
                                                      =========       =========

CASH DIVIDENDS PER SHARE                              $     ---       $    0.04
                                                      =========       =========




            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                   Three Months
                                                                                  Ended March 31,
                                                                         -----------------------------
                                                                            2002               2001
                                                                         ----------         ----------
                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $ (14,589)        $ (17,730)
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities-
      Depreciation and amortization                                           7,441             7,919
      Trailer valuation charges                                               2,100             9,100
      Provision for losses on accounts receivable and finance contracts       4,060             1,559
      Deferred income taxes                                                     ---            (3,116)
      Equity in losses of unconsolidated affiliate                              ---             2,489
      Cash used for restructuring activities                                   (147)           (1,913)
      Change in operating assets and liabilities:
        Accounts receivable                                                  (8,830)          (17,965)
        Inventories                                                          41,625            14,106
        Refundable income taxes                                              11,685               ---
        Prepaid expenses and other                                            2,888                31
        Accounts payable and accrued liabilities                             (6,324)           (5,028)
        Other, net                                                           (1,034)           (1,977)
-----------------------------------------------------------------------------------------------------
              Net cash provided by (used in) operating activities            38,875           (12,525)
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                       (766)           (3,091)
    Net additions to equipment leased to others                              (9,342)          (18,919)
    Net additions to finance contracts                                       (5,694)           (5,852)
    Acquisitions, net of cash acquired                                          ---            (6,336)
    Investment in unconsolidated affiliate                                      ---            (1,225)
    Proceeds from sale of leased equipment and finance contacts               5,737            10,810
    Principal payments received on finance contracts                          2,963             2,784
    Proceeds from the sale of property, plant and equipment                      17                82
-----------------------------------------------------------------------------------------------------
              Net cash used in investing activities                          (7,085)          (21,747)
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from:
        Revolver                                                             23,300           124,900
        Common stock                                                             93               ---
    Payments:
        Revolver                                                            (17,308)          (70,902)
        Long-term debt and capital lease obligations                         (8,230)          (10,622)
        Common stock dividends                                                  ---              (920)
        Preferred stock dividends                                              (443)             (476)
-----------------------------------------------------------------------------------------------------
              Net cash  provided by (used in) financing activities           (2,588)           41,980
-----------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                         29,202             7,708
-----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             11,135             4,194
-----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  40,337         $  11,902
=====================================================================================================


Supplemental disclosures of cash flow information:
-----------------------------------------------------------------------------------------------------
Cash paid during the period for:
    Interest                                                              $   3,190         $   6,220
    Income taxes paid (refunded, net)                                       (24,534)              376
-----------------------------------------------------------------------------------------------------



            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  GENERAL

     The condensed consolidated financial statements included herein have been prepared by Wabash National Corporation and its subsidiaries (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K/A.

     In the opinion of the registrant, the accompanying condensed consolidated financial statements contain all material adjustments, necessary to present fairly the consolidated financial position of the Company at March 31, 2002 and December 31, 2001 and its results of operations and cash flows for the three months ended March 31, 2002 and 2001.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 a.  Comprehensive Loss

     The Company's comprehensive loss includes net loss and foreign currency translation adjustments. The Company's net loss and total comprehensive loss was $14.6 million and $14.6 million, respectively for the three months ended March 31, 2002 and $17.7 million and $18.6 million, respectively for the same period in 2001.

 b.  Inventories

     Inventories consisted of the following (in thousands):

                                                 March 31,      December 31,
                                                   2002             2001
                                                -----------     ------------
                                                (Unaudited)
     Raw material and components                  $  32,402       $  38,235
     Work in process                                 12,133          10,229
     Finished goods                                  44,424          58,984
     Aftermarket parts                               20,828          22,726
     Used trailers                                   38,221          60,920
                                                  ---------       ---------
                                                  $ 148,008       $ 191,094
                                                  =========       =========

 c.  New Accounting Pronouncements

     The Company adopted Statement of Accounting Standards (SFAS) No. 142. Goodwill and Other Intangible Assets, as of January 1, 2002. This new standard changes the accounting for goodwill from an amortization method to an impairment-only approach, and introduces a new model for determining impairment charges. SFAS No. 142 requires completion of the initial step of a transitional impairment test within six months of the adoption of this standard and, if applicable, completion of the final step of the adoption by December 31, 2002. The Company is in the initial stages of evaluating the transitional impairment test and related impact, if any, to the Company's results of operations and financial position. Goodwill amortization expense was approximately $0 million and $0.3 million, for the three months ended March 31, 2002 and 2001, respectively.

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

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This standard retains the previously existing accounting requirements related to the recognition and measurement requirements of the impairment of long-lived assets to be held for used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. The provisions of SFAS No. 144 could require the Company to reclassify assets held for sale if the sale is not completed prior to December 31, 2002. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted the accounting provisions of this standard on January 1, 2002. The effect of adopting the accounting provisions of this standard was not material to the Company's financial statements. Consistent with the provisions of this new standard, financial statements for prior years have not been restated.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This standard is required to be adopted by the Company on January 1, 2003, but may be adopted early. SFAS No. 145 modifies the classification criteria for extraordinary items related to the extinguishment of debt. The Company is evaluating the impact of this standard and considering adoption alternatives in connection with the Company's debt extinguishment charges to be recorded in the period ended June 30, 2002.

 d.  Reclassifications

     Certain items previously reported in specific condensed consolidated financial statement captions have been reclassified to conform to the 2002 presentation.

NOTE 3.  RESTRUCTURING AND OTHER RELATED CHARGES

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

                                                                       Utilized
                                                 Original        ---------------------       Balance
                                                 Provision         2001          2002        3/31/02
                                                 ---------       --------       ------       --------
Restructuring Costs:
    Impairment of long-term assets                $ 33,842       $(33,842)      $  ---       $    ---
    Plant closure costs                              1,763         (1,463)         (30)           270
    Severance benefits                                 912           (912)         ---            ---
    Other                                              305           (105)         ---            200
                                                  --------       --------       ------       --------
                                                  $ 36,822       $(36,322)      $  (30)      $    470
                                                  ========       ========       ======       ========

Inventory write-down                              $  3,714       $ (3,714)      $  ---       $    ---

Total restructuring & other related charges       $ 40,536       $(40,036)      $  (30)      $    470
                                                  ========       ========       ======       ========


  b. 2000 Restructuring Plan

     In December 2000, the Company recorded restructuring and other related charges totaling $46.6 million primarily related to the Company's exit from manufacturing products for export outside the North American market, international leasing and financing activities and the consolidation of certain domestic operations. During the fourth quarter of 2001, the Company recorded an additional restructuring charge of $1.4 million related to its divestiture of ETZ. Details of the restructuring charges and reserve for the 2000 Restructuring Plan are as follows (in thousands):

                                                                                          Utilized
                                                      Original     Additional    ------------------------       Balance
                                                     Provision     Provision     2000-2001         2002         3/31/02
                                                     ---------     ---------     ---------       --------       --------
Restructuring of majority-owned operations:
  Impairment of long-term assets                     $ 20,819      $    ---       $(20,819)      $    ---       $    ---
  Loss related to equipment guarantees                  8,592           ---         (3,394)           ---          5,198
  Write-down of other assets & other charges            6,927           ---         (5,568)          (117)         1,242
                                                     --------      --------       --------       --------       --------
                                                     $ 36,338      $    ---       $(29,781)      $   (117)      $  6,440
                                                     --------      --------       --------       --------       --------

Restructuring of minority interest operations:
  Impairment of long-term assets                     $  5,832      $    ---       $ (5,832)      $    ---       $    ---
  Financial Guarantees                               $    ---      $  1,381       $    ---       $    ---       $  1,381

  Inventory write-down and other charges             $  4,480      $    ---       $ (4,480)      $    ---       $    ---

  Total restructuring and other related charges      $ 46,650      $  1,381       $(40,093)      $   (117)      $  7,821
                                                     ========      ========       ========       ========       ========

NOTE 4.  EARNINGS (LOSS) PER SHARE

     Earnings (Loss) per share is computed in accordance with SFAS No. 128, Earnings per Share. A reconciliation of the numerators and denominators of the basic and diluted EPS computations, as required by SFAS No. 128, is presented below. Neither stock options nor convertible preferred stock were included in the computation of diluted losses per share in the current year and in the same period last year since these inclusions would have resulted in an antidilutive effect (in thousands except per share amounts):

                                          Net Loss     Weighted
                                          Available     Average        Loss
                                          To Common     Shares      Per Share
--------------------------------------------------------------------------------
                                                     (Unaudited)

Three Months Ended March 31, 2002
----------------------------------

Basic                                      $(15,032)      23,018     $(0.65)
--------------------------------------------------------------------------------
Diluted                                    $(15,032)      23,018     $(0.65)
================================================================================


Three Months Ended March 31, 2001
----------------------------------

Basic                                      $(18,206)      23,002     $(0.79)
--------------------------------------------------------------------------------
Diluted                                    $(18,206)      23,002     $(0.79)
================================================================================


NOTE 5.  SEGMENTS

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

     Reportable segment information is as follows (in thousands):

Three Months Ended                                     Retail and       Combined                      Consolidated
March 31, 2002                        Manufacturing   Distribution      Segments      Eliminations        Totals
------------------                    -------------   ------------      --------      ------------        ------
        (unaudited)
Revenues
   External customers                   $  77,660       $  84,292       $ 161,952       $     ---       $ 161,952
   Intersegment sales                       4,742           2,060           6,802          (6,802)            ---
                                        ---------       ---------       ---------       ---------       ---------
Total Revenues                          $  82,402       $  86,352       $ 168,754       $  (6,802)      $ 161,952
                                        =========       =========       =========       =========       =========

Income (loss) from Operations           $ (16,495)      $  (3,748)      $ (20,243)      $     442       $ (19,801)

Three Months Ended
March 31, 2001
------------------
        (unaudited)
Revenues
   External customers                   $ 157,990       $  84,639       $ 242,629       $     ---       $ 242,629
   Intersegment sales                      14,059             254          14,313         (14,313)            ---
                                        ---------       ---------       ---------       ---------       ---------
Total Revenues                          $ 172,049       $  84,893       $ 256,942       $ (14,313)      $ 242,629
                                        =========       =========       =========       =========       =========

Income (loss) from Operations           $ (16,755)      $  (1,265)      $ (18,020)      $     109       $ (17,911)

NOTE 6.  DEBT

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

     Maturities of long-term debt at March 31, 2002, are as follows (in thousands):

                                                        Amounts
                                                        -------
                   2002..............................  $ 46,890
                   2003..............................    62,871
                   2004..............................   133,124
                   2005..............................    24,712
                   2006..............................    15,924
                 Thereafter..........................    51,965
                                                       --------
                                                       $335,486
                                                       ========

     Prior to the new debt agreements, the Company was required under various loan agreements to meet certain financial covenants. The Company's new debt agreements contain restrictions on excess cash flow, the amount of new finance contracts the Company can enter into (not to exceed $5 million within any twelve month period), and other restrictive covenants. These other restrictive covenants contain minimum requirements related to the following items, as defined in the agreement: Earnings Before Interest, Taxes, Depreciation and Amortization; quarterly equity positions; debt to asset ratios; interest coverage ratios; and capital expenditure amounts. These covenants become effective in April of 2002 and become more restrictive in 2003.


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

  b. Environmental

     The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for the treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of March 31, 2002 and 2001, the estimated potential exposure for such costs ranges from approximately $0.5 million to approximately $1.7 million, for which the Company has a reserve of approximately $0.9 million. These reserves were primarily recorded for exposures associated with the costs of environmental remediation projects to address soil and ground water contamination as well as the costs of removing underground storage tanks at its branch service locations. The possible recovery of insurance proceeds has not been considered in the Company's estimated contingent environmental costs.

  c. Used Trailer Restoration Program

     During 1999, the Company reached a settlement with the IRS related to federal excise tax on certain used trailers restored by the Company during 1996 and 1997. The Company has continued the restoration program with the same customer since 1997. The customer has indemnified the Company for any potential excise tax assessed by the IRS for years subsequent to 1997. As a result, the Company has recorded a liability and a corresponding receivable of approximately $8.3 million and $8.3 million in the accompanying Consolidated Balance Sheets at March 31, 2002 and December 31, 2001, respectively. During 2001, the IRS completed its federal excise tax audit of 1999 and 1998 resulting in an assessment of approximately $5.4 million. The Company believes it is fully indemnified for this liability and that the related receivable is fully collectible.

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

     Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed elsewhere herein and in Item 4A in the Company's Form 10-K/A as filed with the Securities and Exchange Commission on April 18, 2002.

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

Accounts Receivable
     Accounts receivable includes trade receivables and amounts due under finance contracts. Provisions to the allowance for doubtful accounts are charged to General and Administrative expenses on the Consolidated Statements of Operations.

Inventories
     Inventories are primarily stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured inventory includes raw material, labor and overhead. Inventories consist of the following (in thousands):


                                             March 31,           December 31,
                                               2002                  2001
                                            ----------          ------------
                                            (Unaudited)
     Raw material and components             $  32,402            $ 38,235
     Work in process                            12,133              10,229
     Finished goods                             44,424              58,984
     Aftermarket parts                          20,828              22,726
     Used trailers                              38,221              60,920
                                             ---------            --------
                                             $ 148,008            $191,094
                                             =========            ========

Long-Lived Assets
     Long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever facts and circumstances indicate that the carrying amount may not be recoverable. Specifically, this process involves comparing an asset's carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life. If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations.

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


RESULTS OF OPERATIONS

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

     Net Sales

     Consolidated net sales for the first quarter of 2002 decreased by 33.3% (or $80.7 million) compared to the same period in 2001. This decrease was primarily a result of lower net sales in the Company's manufacturing segment. Net sales in the first quarter of 2002 continued to be adversely affected by the unfavorable economic conditions in the U.S. economy and weak trailer orders. The Company believes that trailer order rates are being negatively affected by class 8 tractor orders and new emission standards that became effective October 1, 2002.

     The manufacturing segment's external net sales decreased by 50.8% (or $80.3 million) in the first quarter of 2002 compared to the same period in 2001. This decrease was driven by a 52.6% decrease in the number of units sold from approximately 9,500 units in the first quarter of 2001 to approximately 4,500 units during the first quarter of 2002. This decrease was partially offset by a 3.0% increase in the average selling price per new trailer sold during the first quarter of 2002 compared to the same period in 2001 from approximately $16,500 in 2001 to $17,000 in 2002. At March 31, 2002, the Company's backlog of orders was approximately $187.6 million, approximately 60% of which is related to the DuraPlate trailer.

     The retail and distribution segment's external net sales decreased by 0.4% (or $0.3 million) in the first quarter of 2002 compared to the same period in 2001. This decrease was driven primarily by a decrease in new trailer revenues and after market parts revenue of approximately $6.9 million and $2.2 million respectively, nearly offset by a $8.7 million increase in used trailer revenues.

     Gross Profit (Loss)

     Gross profit (loss) as a percentage of net sales totaled 0.02% for the first quarter of 2002 compared to (0.7%) for the same period in 2001. This improvement was primarily attributable to the following factors:

     - Increase in the average selling price for new trailers of approximately 3.0% within the Company's manufacturing segment previously discussed;
     - Decrease in inventory valuation charges related to new and used trailers recorded during the period to $2.1 million during the first quarter of 2002 as compared to $9.1 million in the first quarter of 2001; and
     - Partially offset by a 52.6% decline in the number of units sold in the Company's manufacturing segment during the first quarter of 2002, as compared to the same period last year.

     Loss From Operations

     Loss from operations for the first quarter of 2002 as a percentage of net sales was (12.2%) compared to (7.4%) for the same period in 2001. This decline is primarily attributable to the following factors:

     - Increase in bad debt expense of $2.5 million for the first quarter of 2002 compared to the same period in 2001, primarily attributable to the Company's leasing operations within the Company's retail and distribution segment;
     - Incurred $1.7 million in professional fees in connection with the Company's debt restructuring actions during the first quarter of 2002; and
     -    Partially offset by a slight improvement in the Company's gross profit
          (loss).

     Other Income (Expense)

     Interest expense for the first quarter of 2002 was approximately $5.7 million as compared to $5.8 million during the same period in 2001. This slight decrease was primarily driven by lower interest rates on the Company's revolver during 2002, nearly offset by increased interest expense associated with two capital leases the Company entered into during December 2001.

     Accounts receivable securitization costs related to the Company's accounts receivable securitization facility, was $1.7 million in the first quarter of 2002 compared to $1.0 million during the same period in the prior year. This increase is primarily attributable to costs incurred in connection with the Company's recent debt restructuring actions.

     Equity in losses of unconsolidated affiliate for the first quarter of 2002 was $0 compared to a loss of approximately $2.5 million during the same period in 2001. This change reflects the Company's divestiture of its German subsidiary on January 11, 2002. As a result of this divestiture, the Company has ceased recognizing an ownership in this entity's operations.

     Other, net primarily includes items such as interest income, gain or loss from the sale of fixed assets and other non-operating items.

     Taxes

     The provision (benefit) for income taxes for the three-month period ended March 31, 2002 and 2001 was ($11.9) million and ($10.4) million, respectively. For the quarter ended March 31, 2001, the effective rate of benefit recorded of 37.0% exceeded the Federal statutory rate of 35% primarily due to state income taxes. For the first quarter of 2002 the benefit recorded represented an additional realizable Federal net operating loss carryback claim filed under the provisions of the Job Creation and Worker Assistance Act of 2002, which revised the permitted carryback period for net operating losses generated during 2001 from two years to five years.


LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that existing funds, cash generated from operations and availability of funds from its restructured credit facilities and accounts receivable securitization should be adequate to satisfy working capital needs, capital expenditure requirements, interest and principal repayments on debt for the next twelve months. Management also anticipates the completion of the following transactions during 2002 that will provide additional financial resources for the Company:

     -   Sale and leaseback of certain real property - $30 million; and
     -   Sale of idle assets currently held for sale - $10 million.

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


Debt Restructuring

     In April 2002, the Company entered into an agreement with its lenders to restructure its existing revolving credit facility and Senior Series Notes and waive violations of its financial covenants through March 30, 2002. The amendment changes debt maturity and principal payment schedules; provides for all unencumbered assets to be pledged as collateral equally to the lenders; increases the cost of funds; and requires the Company to meet certain additional financial conditions, among other items. The amended agreement also contains restrictions on acquisitions and the payment of preferred stock dividends.

     The Company's existing $125 million Revolving Credit facility was restructured into a $107 million term loan (Bank Term Loan) and an $18 million revolving credit facility (Bank Line of Credit). The Bank Term Loan and Bank Line of Credit both mature on March 30, 2004 and are secured by all of the unencumbered assets of the Company. Interest on the $107 million Bank Term Loan is variable based upon the adjusted London Interbank Offered Rate ("LIBOR") plus 380 basis points and is payable monthly. Interest on the borrowing under the $18 million Bank Line of Credit is based upon adjusted LIBOR plus 355 basis points or the agent bank's alternative borrowing rate as defined in the agreement.

     As of March 31, 2002, the Company had $192 million of Senior Series Notes outstanding which originally matured in 2002 through 2008. As part of the restructuring, the original maturity dates for $72 million of Senior Series Notes, payable in 2002 through March 2004, have been extended to March 30, 2004. The maturity dates for the other $120 million of Senior Series Notes, due subsequent to March 30, 2004, remain unchanged. As consideration for the extension of the maturity dates, the Senior Series Notes are now secured by all of the unencumbered assets of the Company. Interest on the Senior Series Notes, which is payable monthly, increased by 325 basis points, effective April 2002, and ranges from 9.66% to 11.29%.

     The Company is required to make principal payments of approximately $10 million during 2002 and approximately $60 million during 2003 to the Bank Term Loan and Senior Series Notes. The monthly principal payments are applied on a pro-rata basis to the Bank Term Loan and Senior Series Notes. In addition, principal payments will be made from excess cash flow, as defined in the agreement, on a quarterly basis. Such additional payments will also be applied on a pro-rata basis to the Bank Term Loan and Senior Series Notes.

     In April 2002, the Company entered into an amendment of its sale and leaseback agreement with an independent financial institution related to its trailer rental fleet to waive financial covenant violations through March 30, 2002 and amend the terms of the existing agreement. The amendment provided for increased pricing and conforms the financial covenants to those in the amended Bank Term Loan, Bank Line of Credit and Senior Series Notes agreements described above. The initial term of the facility remains unchanged, expiring in June 2002. However, the annual renewal periods have been reduced to three, with the last renewal period being from July 2004 through January 2005. Assuming all renewal periods are elected, the Company will make payments under this facility of $14.7 million, $14.2 and $13.3 million in 2002, 2003 and 2004, respectively.

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

     In April 2002, the Company replaced its existing $100 million receivable securitization facility with a new two year $110 million Trade Receivables Facility. The new facility allows the Company to sell, without recourse, on an ongoing basis predominantly all of its domestic accounts receivable to a wholly-owned, bankruptcy remote special purpose entity (SPE). The SPE sells an undivided interest in receivables to an outside liquidity provider who, in turn, remits cash back to the SPE for receivables eligible for funding. This new facility includes financial covenants identical to those in the amended Bank Term Loan, Bank Line of Credit and Senior Series Notes.

Debt Obligations

     A summary of debt payments due by period of the Company's contractual obligations and commercial commitments as of March 31, 2002 is shown in the table below. The table reflects the obligations under the amended and restated credit agreement which was effective April 2002.

          $ Millions                       2002       2003       2004        2005   Thereafter    Total
-----------------------------------      -------    -------    --------    -------  ----------   --------
DEBT (excluding interest):
-----------------------------------
Revolving Bank Line of Credit            $   5.7    $   ---    $   14.9    $   ---    $   ---    $   20.6
Receivable Securitization Facility*         18.2        ---         ---        ---        ---        18.2
Mortgages & Other Notes Payable             12.5        3.4         3.4        4.1        6.3        29.7
Bank Term Loan                               3.8       21.4        49.8        ---        ---        75.0
Senior Series Notes                          6.7       38.1        65.0       20.7       61.5       192.0
    TOTAL DEBT                           $  46.9    $  62.9    $  133.1    $  24.8    $  67.8    $  335.5
                                         =======    =======    ========    =======    =======    ========



*The Receivable Securitization Facility obligation reflects advances as of March 31, 2002 which will be refinanced under the new Trade Receivable Facility.

Explanation of Cash Flow

     The Company's cash position increased $29.2 million, from $11.1 million in cash and cash equivalents at December 31, 2001 to $40.3 million as of March 31, 2002. This increase was due to cash provided by operating activities of $38.9 million partially offset by cash used in investing activities and financing activities of $7.1 million and $2.6 million, respectively.

     Operating Activities

     Net cash provided by operating activities was $38.9 million during the first three months of 2002 was primarily the result of changes in working capital along with the add back of non-cash charges for depreciation expense and amortization and provision for losses on accounts receivable and finance contracts, offset somewhat by the Company's net loss.

     Changes in working capital provided $42.1 million of net cash. This resulted from the collection of refundable income taxes as well as the reduction of inventory that was partially offset by a corresponding decrease in accounts payable and accrued liabilities.

     The decrease in inventory was primarily due to overall lower production resulting from reduced demand from customers as the transportation industry continued to be adversely impacted by unfavorable economic conditions. The Company reduced all components of its inventory, with the exception of work in process.

     Investing Activities

     Net cash used in investing activities of $7.1 million during the first three months of 2002 was primarily due to the following:

     - net investment in the Company's trailer rental and operating lease portfolio of approximately $3.8 million;
     - net investment in the Company's finance contract portfolio of approximately $2.6 million;

     Financing Activities

     Net cash used in financing activities of $2.6 million during the first three months of 2002 was primarily due to a net decrease in total debt and capital lease obligations of $2.2 million and the payment of preferred stock dividends of $0.4 million.


BACKLOG

     The Company's backlog of orders was approximately $187.6 million and $142.1 million at March 31, 2002 and December 31, 2001, respectively. The Company expects to fill a majority of its backlog within the next twelve months.


NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Accounting Standards (SFAS) No. 142. Goodwill and Other Intangible Assets, as of January 1, 2002. This new standard changes the accounting for goodwill from an amortization method to an impairment-only approach, and introduces a new model for determining impairment charges. SFAS No. 142 requires completion of the initial step of a transitional impairment test within six months of the adoption of this standard and, if applicable, completion of the final step of the adoption by December 31, 2002. The Company is in the initial stages of evaluating the transitional impairment test and related impact, if any, to the Company's results of operations and financial position. Goodwill amortization expense was approximately $0 million and $0.3 million, for the three months ended March 31, 2002 and 2001, respectively.

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

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This standard retains the previously existing accounting requirements related to the recognition and measurement requirements of the impairment of long-lived assets to be held for used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. The provisions of SFAS No. 144 could require the Company to reclassify assets held for sale if the sale is not completed prior to December 31, 2002. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted the accounting provisions of this standard on January 1, 2002. The effect of adopting the accounting provisions of this standard was not material to the Company's financial statements. Consistent with the provisions of this new standard, financial statements for prior years have not been restated.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This standard is required to be adopted by the Company on January 1, 2003, but may be adopted early. SFAS No. 145 modifies the classification criteria for extraordinary items related to the extinguishment of debt. The Company is evaluating the impact of this standard and considering adoption alternatives in connection with the Company's debt extinguishment charges to be recorded in the period ended June 30, 2002.

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

 b.  Interest Rates

     As of March 31, 2002, the Company had approximately $90 million of London Interbank Rate (LIBOR) based debt outstanding under its Bank Line of Credit, $6 million of outstanding borrowings under its Canadian revolving line of credit and $18 million of proceeds from its accounts receivable securitization facility, which also requires LIBOR based interest payments. A hypothetical 100 basis-point increase in the floating interest rate from the current level would correspond to a $1.1 million increase in interest expense over a one-year period. This sensitivity analysis does not account for the change in the Company's competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

 c.  Foreign Exchange Rates

     The Company has historically entered into foreign currency forward contracts (principally against the German Deutschemark and French Franc) to hedge the net receivable/payable position arising from trade sales (including lease revenues) and purchases with regard to the Company's international activities. In addition, in light of the Breadner Acquisition, the Company is reviewing its foreign currency exposure related to the Canadian dollar. The Company does not hold or issue derivative financial instruments for speculative purposes. As of March 31, 2002, the Company had no foreign currency forward contracts outstanding.

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

     Not Applicable

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10.01 Executive Employment Agreement dated April, 2002 between the Company and William P. Greubel.

     15.01     Report of Independent Public Accountants

(b)  Reports on Form 8-K:

     1. Form 8-K filed February 5, 2002 reporting under Item 2: Press release dated January 21, 2002 announcing the Company's divestiture of its European operations and completion of its restructuring plans.

     2. Form 8-K filed April 22, 2002 reporting under Item 5: Press release dated April 22, 2002 announcing the resignation of Donald
               J. Ehrlich from the Company's Board of Directors.

     3. Form 8-K filed April 23, 2002 reporting under Item 5: Press release dated April 23, 2002 announcing the appointment of William P. Greubel as President and Chief Executive Officer
               (CEO).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WABASH NATIONAL CORPORATION

     Date:  May 15, 2002                    By:  /s/ Mark R. Holden
            ------------                         ------------------
                                                 Mark R. Holden
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer
                                                 And Duly Authorized Officer)