Form 10-Q
period 2002-06-30
WABASH NATIONAL CORP /DE
filed 2002-08-14
CIK 879526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     [X]               THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 2002
                                       OR
                 TRANSITION REPORT UNDER SECTION 13 0R 15 (d) OF
     [ ]               THE SECURITIES EXCHANGE ACT OF 1934



                FOR THE TRANSITION PERIOD FROM ______ TO _______
                         COMMISSION FILE NUMBER: 1-10883
                                                 -------


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

The number of shares of common stock outstanding at August 6, 2002 was 23,040,311.

                           WABASH NATIONAL CORPORATION

                                      INDEX

                                    FORM 10-Q


PART I - FINANCIAL INFORMATION                                            Page
                                                                          ----
Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets at
             June 30, 2002 and December 31, 2001                            1

             Condensed Consolidated Statements of Operations
             For the three and six months ended June 30, 2002 and 2001      2

             Condensed Consolidated Statements of Cash Flows
             For the six months ended June 30, 2002 and 2001                3

             Notes to Condensed Consolidated Financial Statements           4

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 25

Item 2.  Changes in Securities and Use of Proceeds                         27

Item 3.  Defaults Upon Senior Securities                                   27

Item 4.  Submission of Matters to a Vote of Security Holders               27

Item 5.  Other Information                                                 27

Item 6.  Exhibits and Reports on Form 8-K                                  27

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                         June 30,     December 31,
                                                                          2002           2001
                                                                        ---------     -----------
                                                                       (Unaudited)      (Note 1)
                                ASSETS
                                ------
CURRENT ASSETS:
    Cash and cash equivalents                                           $   9,127      $  11,135
    Accounts receivable, net                                               96,722         58,358
    Current portion of finance contracts                                   11,811         10,646
    Inventories                                                           142,404        191,094
    Refundable income taxes                                                 1,077         25,673
    Prepaid expenses and other                                             24,817         17,231
                                                                        ---------      ---------
         Total current assets                                             285,958        314,137
                                                                        ---------      ---------

PROPERTY, PLANT AND EQUIPMENT, net                                        152,037        170,330

EQUIPMENT LEASED TO OTHERS, net                                           102,546        109,265

FINANCE CONTRACTS, net of current portion                                  31,407         40,187

INTANGIBLE ASSETS, net                                                     41,892         43,777

OTHER ASSETS                                                               22,827         14,808
                                                                        ---------      ---------
                                                                        $ 636,667      $ 692,504
                                                                        =========      =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES:
    Current maturities of long-term debt                                $  44,913      $  60,682
    Current maturities of capital lease obligations                        22,136         21,559
    Accounts payable                                                       76,327         51,351
    Accrued liabilities                                                    71,571         69,246
                                                                        ---------      ---------
         Total current liabilities                                        214,947        202,838
                                                                        ---------      ---------

LONG-TERM DEBT, net of current maturities                                 253,637        274,021

LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current maturities             47,921         55,755

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES                             25,982         28,905

STOCKHOLDERS' EQUITY:
    Preferred stock, 482,041 shares issued and outstanding with
          an aggregate liquidation value of $30,600                             5              5
    Common stock, $0.01 par value, 23,037,821 and 23,013,847 shares
          issued and outstanding, respectively                                230            230
    Additional paid-in capital                                            236,984        236,804
    Retained deficit                                                     (141,621)      (104,469)
    Accumulated other comprehensive loss                                     (139)          (306)
    Treasury stock at cost, 59,600 common shares                           (1,279)        (1,279)
                                                                        ---------      ---------
         Total stockholders' equity                                        94,180        130,985
                                                                        ---------      ---------
                                                                        $ 636,667      $ 692,504
                                                                        =========      =========

            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)

                                                              Three Months                  Six Months
                                                             Ended June 30,               Ended June 30,
                                                       ------------------------      ------------------------
                                                          2002           2001           2002          2001
                                                       ---------      ---------      ---------      ---------
                                                              (Unaudited)                   (Unaudited)
NET SALES                                              $ 210,251      $ 212,172      $ 372,203      $ 454,801

COST OF SALES                                            204,024        212,198        365,937        456,570
                                                       ---------      ---------      ---------      ---------

      Gross profit (loss)                                  6,227            (26)         6,266         (1,769)

GENERAL AND ADMINISTRATIVE EXPENSES                       14,807         15,521         28,898         25,531

SELLING EXPENSES                                           6,030          6,560         11,779         12,718
                                                       ---------      ---------      ---------      ---------

      Loss from operations                               (14,610)       (22,107)       (34,411)       (40,018)

OTHER INCOME (EXPENSE):
      Interest expense                                    (7,816)        (5,360)       (13,489)       (11,160)
      Trade receivables facility costs                    (1,902)          (449)        (3,633)        (1,426)
      Foreign exchange gains and losses, net               2,211            128          1,958           (690)
      Equity in losses of unconsolidated affiliate            --         (1,844)            --         (4,333)
      Other, net                                             440            715          1,362            556
                                                       ---------      ---------      ---------      ---------

      Loss before income taxes                           (21,677)       (28,917)       (48,213)       (57,071)

BENEFIT FROM INCOME TAXES                                     --        (10,800)       (11,947)       (21,224)
                                                       ---------      ---------      ---------      ---------

      Net loss                                           (21,677)       (18,117)       (36,266)       (35,847)

PREFERRED STOCK DIVIDENDS                                    443            476            886            952
                                                       ---------      ---------      ---------      ---------
NET LOSS AVAILABLE TO COMMON
    STOCKHOLDERS                                       $ (22,120)     $ (18,593)     $ (37,152)     $ (36,799)
                                                       =========      =========      =========      =========
LOSS PER SHARE:
      Basic                                            $   (0.96)     $   (0.81)     $   (1.61)     $   (1.60)
      Diluted                                          $   (0.96)     $   (0.81)     $   (1.61)     $   (1.60)
                                                       =========      =========      =========      =========

Cash dividends per share                               $      --      $    0.04              $      $    0.08
                                                       =========      =========      =========      =========



            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                    Six Months
                                                                                   Ended June 30,
                                                                             -------------------------
                                                                                2002           2001
                                                                              --------       --------
                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                        $ (36,266)      $ (35,847)
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
      Depreciation and amortization                                             15,017          16,420
      Gain on sale of assets                                                      (137)            (69)
      Provision for losses on accounts receivable and finance contracts          7,129           7,795
      Deferred income taxes                                                         --          (3,128)
      Equity in losses of unconsolidated affiliate                                  --           4,333
      Cash used for restructuring activities                                      (699)         (5,156)
      Trailer valuation charges                                                  6,101          15,000
      Loss contingencies                                                         6,000              --
      Change in operating assets and liabilities:
        Accounts receivable                                                    (41,786)         10,366
        Inventories                                                             48,809          12,509
        Refundable income taxes                                                 24,596         (10,678)
        Prepaid expenses and other                                               4,731             351
        Accounts payable and accrued liabilities                                25,429         (16,403)
        Other, net                                                              (4,178)         (6,221)
------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) operating activities               54,746         (10,728)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                        (1,860)         (4,300)
    Net additions to equipment leased to others                                 (8,497)        (35,073)
    Net additions to finance contracts                                          (7,786)         (9,628)
    Acquisitions, net of cash acquired                                              --          (6,336)
    Investment in unconsolidated affiliate                                          --          (2,550)
    Proceeds from sale of leased equipment and finance contracts                 3,556          29,054
    Principal payments received on finance contracts                             5,850           5,218
    Proceeds from the sale of property, plant and equipment                         34             124
------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) investing activities               (8,703)        (23,491)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from:
        Issuance of bank term loan                                              80,402              --
        Revolving bank line of credit                                           24,048         249,598
        Sale of common stock                                                       180              69
    Payments:
        Revolving bank line of credit                                         (113,741)       (182,202)
        Long-term debt and capital lease obligations                           (38,497)        (11,348)
        Common stock dividends                                                      --          (1,840)
        Preferred stock dividends                                                 (443)           (952)
------------------------------------------------------------------------------------------------------
              Net cash  provided by (used in) financing activities             (48,051)         53,325
------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (2,008)         19,106
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                11,135           4,194
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $   9,127       $  23,300
======================================================================================================

Supplemental disclosures of cash flow information:
------------------------------------------------------------------------------------------------------
Cash paid during the period for:
    Interest                                                                 $  12,845       $  10,487
    Income taxes paid (refunded), net                                          (24,455)            562
------------------------------------------------------------------------------------------------------

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

In the opinion of the registrant, the accompanying condensed consolidated financial statements contain all material adjustments, necessary to present fairly the consolidated financial position of the Company at June 30, 2002 and December 31, 2001 and its results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001.

Certain items previously reported in specific condensed consolidated financial statement captions have been reclassified to conform to the 2002 presentation.

NOTE 2.  COMPREHENSIVE LOSS

The Company's comprehensive loss includes net loss and foreign currency translation adjustments. The Company's net loss and total comprehensive loss were $21.7 million and $21.5 million, respectively for the three months ended June 30, 2002 and $18.1 million and $17.3 million, respectively for the same period in the prior year. The Company's net loss and total comprehensive loss were $36.3 million and $36.1 million, respectively for the six months ended June 30, 2002 and $35.8 million and $36.0 million, respectively for the same period in the prior year.

NOTE 3.  INVENTORIES

Inventories consisted of the following (in thousands):

                                                   June 30,       December 31,
                                                     2002            2001
                                                 -----------      -----------
                                                 (Unaudited)
         Raw material and components              $  31,202        $  38,235
         Work in process                             15,202           10,229
         Finished goods                              40,578           58,984
         After-market parts                          20,219           22,726
         Used trailers                               35,203           60,920
                                                  ---------        ---------
                                                  $ 142,404        $ 191,094
                                                  =========        =========

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Accounting Standards (SFAS) No. 142. Goodwill and Other Intangible Assets, as of January 1, 2002. This new standard changes the accounting for goodwill from an amortization method to an impairment-only approach, and introduces a new model for determining impairment charges. SFAS No. 142 requires completion of the initial step of a transitional impairment test within six months of the adoption of this standard and, if applicable, completion of the final step of the adoption by December 31, 2002. Goodwill amortization expense was $0.0 million and $0.3 million for the three months ended June 30, 2002 and 2001, respectively, and $0.0 million and $0.6 million for the six months ended June 30, 2002 and 2001, respectively. The Company has completed the initial transition impairment test. The results of this test indicate that the Company had no impairment of its goodwill as of the date of adoption. The Company will perform annual impairment tests, as required under SFAS No. 142, and review its goodwill for impairment when circumstances indicate that the fair value has declined significantly.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date of June 15, 2002 which becomes effective for the Company on January 1, 2003. This standard requires obligations associated with retirement of long-lived assets to be capitalized as part of the carrying value of the related asset. The Company does not believe the adoption of SFAS No. 143 will have a material effect on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This standard retains the previously existing accounting requirements related to the recognition and measurement requirements of the impairment of long-lived assets to be held for use, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. The provisions of SFAS No. 144 could require the Company to reclassify assets held for sale if the sale is not completed prior to December 31, 2002. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted the accounting provisions of this standard on January 1, 2002. The effect of adopting the accounting provisions of this standard was not material to the Company's financial statements. Consistent with the provisions of this new standard, financial statements for prior years have not been restated.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections (SFAS No. 145). This standard is required to be adopted by the Company on January 1, 2003, but may be adopted early. SFAS No. 145 modifies the classification criteria for extraordinary items related to the extinguishment of debt. Effective April 1, 2002, the Company decided to early adopt the provisions of SFAS No. 145. Under the new standard, $1.2 million in expenses associated with the Company's debt restructuring in April 2002, which under prior standards would have been recorded as an extraordinary item, were recorded in other, net on the Consolidated Statements of Operations.

In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 generally requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the effects, if any, that this standard will have on its results of operations or financial position.

NOTE 5.  RESTRUCTURING AND OTHER RELATED CHARGES

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

                                                               Utilized
                                         Original       -----------------------       Balance
                                        Provision         2001           2002         6/30/02
                                        ---------       --------       --------       --------
Restructuring costs:
    Impairment of long-term assets       $ 33,842       $(33,842)      $     --       $     --
    Plant closure costs                     1,763         (1,463)          (230)            70
    Severance benefits                        912           (912)            --             --
    Other                                     305           (105)          (200)            --
                                         --------       --------       --------       --------
                                         $ 36,822       $(36,322)      $   (430)      $     70
                                         ========       ========       ========       ========

Inventory write-down                     $  3,714       $ (3,714)      $     --       $     --
                                         --------       --------       --------       --------

Total restructuring & other related      $ 40,536       $(40,036)      $   (430)      $     70
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

                                                                                            Utilized
                                                      Original      Additional     ------------------------       Balance
                                                      Provision     Provision      2000-2001         2002         6/30/02
                                                      ---------     ---------      ---------       --------       --------
Restructuring of majority-owned
operations:
  Impairment of long-term assets                       $ 20,819      $     --       $(20,819)      $     --       $     --
  Loss related to equipment guarantees                    8,592            --         (3,394)            --          5,198
  Write-down of other assets & other charges              6,927            --         (5,568)          (269)         1,090
                                                       --------      --------       --------       --------       --------
                                                       $ 36,338      $     --       $(29,781)      $   (269)      $  6,288
                                                       --------      --------       --------       --------       --------

Restructuring of minority interest
operations:
  Impairment of long-term assets                       $  5,832      $     --       $ (5,832)      $     --       $     --
  Financial Guarantees                                 $     --      $  1,381       $     --       $     --       $  1,381
  Inventory write-down and other                       $  4,480      $     --       $ (4,480)      $     --       $     --
                                                       --------      --------       --------       --------       --------
  Total restructuring and other related charges        $ 46,650      $  1,381       $(40,093)      $   (269)      $  7,669
                                                       ========      ========       ========       ========       ========

NOTE 6.  SEGMENTS

Under the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has two reportable segments: manufacturing and retail and distribution. The manufacturing segment produces and sells new trailers to the retail and distribution segment or to customers who purchase trailers direct or through independent dealers. The retail and distribution segment includes the sale, leasing and financing of new and used trailers, as well as the sale of after-market parts and service through its retail branch network. In addition, the retail and distribution segment includes the sale of after-market parts through Wabash National Parts.

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


THREE MONTHS ENDED                           Retail and         Combined                          Consolidated
JUNE 30, 2002             Manufacturing     Distribution         Segments       Eliminations         Totals
-------------             -------------     ------------       -----------      ------------       -----------
 (unaudited)
Revenues
   External customers      $   121,695       $    88,556       $   210,251       $        --       $   210,251
   Intersegment sales            9,153               708             9,861            (9,861)               --
                           -----------       -----------       -----------       -----------       -----------
Total Revenues             $   130,848       $    89,264       $   220,112       $    (9,861)      $   210,251
                           ===========       ===========       ===========       ===========       ===========

Loss from Operations       $    (1,701)      $   (13,038)      $   (14,739)      $       129       $   (14,610)
Total Assets               $   687,401       $   423,999       $ 1,111,400       $  (474,733)      $   636,667

THREE MONTHS ENDED
JUNE 30, 2001
-------------
 (Unaudited)
Revenues
   External customers      $   127,424       $    84,748       $   212,172       $        --       $   212,172
   Intersegment sales           21,849               353            22,202           (22,202)               --
                           -----------       -----------       -----------       -----------       -----------
Total Revenues             $   149,273       $    85,101       $   234,374       $   (22,202)      $   212,172
                           ===========       ===========       ===========       ===========       ===========

Loss from Operations       $   (18,883)      $    (2,764)      $   (21,647)      $      (460)      $   (22,107)

Total Assets               $   866,950       $   451,877       $ 1,318,827       $  (493,159)      $   825,668

SIX MONTHS ENDED
JUNE 30, 2002
-------------
 (Unaudited)
Revenues
   External customers      $   199,354       $   172,849       $   372,203       $        --       $   372,203
   Intersegment sales           13,895             2,768            16,663           (16,663)               --
                           -----------       -----------       -----------       -----------       -----------
Total Revenues             $   213,249       $   175,617       $   388,866       $   (16,663)      $   372,203
                           ===========       ===========       ===========       ===========       ===========

Loss from Operations       $   (18,196)      $   (16,786)      $   (34,982)      $       571       $   (34,411)

Total Assets               $   687,401       $   423,999       $ 1,111,400       $  (474,733)      $   636,667

SIX MONTHS ENDED
JUNE 30, 2001
-------------
 (Unaudited)
Revenues
   External customers      $   285,413       $   169,388       $   454,801       $        --       $   454,801
   Intersegment sales           35,908               607            36,515           (36,515)               --
                           -----------       -----------       -----------       -----------       -----------
Total Revenues             $   321,321       $   169,995       $   491,316       $   (36,515)      $   454,801
                           ===========       ===========       ===========       ===========       ===========

Loss from Operations       $   (35,639)      $    (4,028)      $   (39,667)      $      (351)      $   (40,018)

Total Assets               $   866,950       $   451,877       $ 1,318,827       $  (493,159)      $   825,668

NOTE 7.  LOSS PER SHARE

Loss per share is computed in accordance with SFAS No. 128, Earnings per Share. Neither stock options or convertible preferred stock were included in the computation of diluted losses per share in the current or prior year as these inclusions would have resulted in an antidilutive effect. A reconciliation of the numerators and denominators of the basic and diluted EPS computations, as required by SFAS No. 128, is presented below (in thousands except per share amounts):

                                           Net Loss     Weighted
                                           Available     Average       Loss
(Unaudited)                                To Common     Shares     Per Share
------------------------------------------------------------------------------

Three Months Ended June 30, 2002

Basic                                       $(22,120)      23,034    $(0.96)
Diluted                                     $(22,120)      23,034    $(0.96)
==============================================================================

Three Months Ended June 30, 2001

Basic                                       $(18,593)      23,004    $(0.81)
Diluted                                     $(18,593)      23,004    $(0.81)
==============================================================================

Six Months Ended June 30, 2002

Basic                                       $(37,152)      23,026    $(1.61)
Diluted                                     $(37,152)      23,026    $(1.61)
==============================================================================

Six Months Ended June 30, 2001

Basic                                       $(36,799)      23,003    $(1.60)
Diluted                                     $(36,799)      23,003    $(1.60)


NOTE 8.  CONTINGENCIES

     a. LITIGATION

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company arising in the ordinary course of business, including those pertaining to product liability, labor and health related matters, successor liability, environmental and possible tax assessments. While the amounts claimed could be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a material adverse effect on the Company's financial position, liquidity or its annual results of operations.

     Brazil Joint Venture

In March 2001, Bernard Krone Industria e Comercio de Maquinas Agricolas Ltda. ("BK") filed suit against the Company in the Fourth Civil Court of Curitiba in the State of Parana, Brazil. This action seeks recovery of damages plus pain and suffering. Because of the bankruptcy of BK, this proceeding is now pending before the Second Civil Court of Bankruptcies and Creditors Reorganization of Curitiba, State of Parana (No.232/99).

This case grows out of a joint venture agreement between BK and the Company, which was generally intended to permit BK and the Company to market the RoadRailer(R) trailer in Brazil and other areas of South America. When BK was placed into the Brazilian equivalent of bankruptcy late in 2000, the joint venture was dissolved. BK subsequently filed its lawsuit against the Company alleging that it was forced to terminate business with other companies because of the exclusivity and non-compete clauses purportedly found in the joint venture agreement. The lawsuit further alleges that Wabash did not properly disclose technology to BK and that Wabash purportedly failed to comply with its contractual obligations in terminating the joint venture agreement. In its complaint, BK asserts that it has been damaged by these alleged wrongs by the Company in the approximate amount of $8.4 million (U.S.).

The Company answered the complaint in May 2001, denying any wrongdoing and pointing out that, contrary to the allegation found in the complaint, a merger of the Company and BK, or the acquisition of BK by the Company, was never the purpose or intent of the joint venture agreement between the parties; the only purpose was the business and marketing arrangement as set out in the agreement.

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

     E-Coat System

On September 17, 2001 the Company commenced an action against PPG Industries, Inc. ("PPG") in the United States District Court, Northern District of Indiana, Hammond Division at Lafayette, Indiana, Civil Action No. 4:01 CV 55. In the lawsuit, the Company alleged that it has sustained substantial damages stemming from the failure of the PPG electrocoating system (the "E-coat system") and related products that PPG provided for the Company's Huntsville, Tennessee plant. The Company alleges that PPG is responsible for defects in the design of the E-coat system and defects in PPG products that have resulted in malfunctions of the E-coat system and poor quality coatings on numerous trailers.

PPG filed a Counterclaim in that action on or about November 8, 2001, seeking damages in excess of approximately $1.35 million based upon certain provisions of the November 3, 1998 Investment Agreement between it and the Company. The Company filed a Reply to the Counterclaim denying liability for the claims asserted. The Company has subsequently amended its complaint to include two additional defendants, U.S. Filter and Wheelabrator Abrasives Inc., who designed or manufactured aspects of the E-coat system.

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

     Environmental

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

On April 17, 2000, the Company received a Notice of Violation/Request for Incident Report from the Tennessee Department of Environmental Conservation
(TDEC) with respect to the same matter. On September 6, 2000, the Company received an Order and Assessment from TDEC directing the Company to pay a fine of $100,000 for violations of Tennessee environmental requirements as a result of the discharge. The Company filed an appeal of the Order and Assessment on October 10, 2000. The Company and TDEC have negotiated a settlement agreement to resolve this matter, under which the Company would pay $100,000, which was recorded in 2001. The proposed settlement requires the approval of the Tennessee Solid Waste Board, which is scheduled to vote on the settlement on August 27, 2002.

     b. ENVIRONMENTAL

The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for the treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of June 30, 2002 and 2001, the estimated potential exposure for such costs ranges from approximately $0.5 million to approximately $1.7 million, for which the Company has a reserve of approximately $0.9 million. These reserves were primarily recorded for exposures associated with the costs of environmental remediation projects to address soil and ground water contamination.

     c. USED TRAILER RESTORATION PROGRAM

During 1999, the Company reached a settlement with the IRS related to federal excise tax on certain used trailers restored by the Company during 1996 and 1997. The Company has continued the restoration program with the same customer since 1997. The customer has indemnified the Company for any potential excise tax assessed by the IRS for years subsequent to 1997. As a result, the Company has recorded a liability and a corresponding receivable of approximately $8.3 million in the accompanying Consolidated Balance Sheets at June 30, 2002 and December 31, 2001, respectively. During 2001, the IRS completed its federal excise tax audit of 1999 and 1998 resulting in an assessment of approximately $5.4 million. The Company believes it is fully indemnified for this liability and that the related receivable is fully collectible.

NOTE 9. EQUIPMENT OFF BALANCE SHEET AND RELATED CUSTOMER CREDIT RISK

In certain situations, the Company sold equipment leased to others to independent financial institutions and simultaneously leased the equipment back under operating leases. All of this equipment has been subleased to customers under long-term arrangements, typically five years. As of June 30, 2002, the unamortized lease value of equipment financed under these arrangements was approximately $21.8 million. In connection with these agreements, the Company has end of term purchase options and residual guarantees of $10.8 million and $4.3 million, respectively.

The Company has loss exposures related to these arrangements to the extent customers do not perform under their sublease arrangements or the fair value of the equipment is less than the Company's residual guarantee at the end of the lease term. The Company recognizes a loss when the Company's operating lease payments exceed the anticipated rents from the sublease arrangements with customers. Additionally, to the extent that the residual value exceeds the Company's estimate of fair value at the end of the lease terms, the Company recognizes a loss for this difference over the remaining term of the lease.

Due to economic and industry conditions, certain of the Company's customers are experiencing financial difficulties which have resulted in delinquencies in lease payments due to the Company.

The Company subleased equipment to a customer that became severely delinquent in its payments to the Company and, in August 2002, the customer filed for bankruptcy protection. The Company terminated its sublease agreement with this customer in July and began the process of repossessing the equipment. Accordingly, the Company recorded a charge of $6.0 million in the second quarter of 2002 related to this customer. As of June 30, 2002, the unamortized lease value of this arrangement was approximately $16.4 million for which the Company has recorded a total loss contingency of $10.4 million. While management believes that the loss contingency recorded adequately reflects the expected loss related to this customer, there can be no assurance that additional charges may not need to be taken in the future as circumstances dictate.

The Company also subleased certain highly specialized RoadRailer equipment to Amtrak, who is experiencing financial difficulties. Due to the highly specialized nature of the equipment, the recovery value of the equipment is considered to be minimal. The unamortized lease value of this arrangement is approximately $5.4 million as of June 30, 2002. The Company also had finance contracts related to this customer recorded on its June 30, 2002 balance sheet of approximately $11.1 million. As of June 30, 2002, the customer was current in its obligations to the Company. As a result, the Company has not recorded any provision for a loss, if any, on this equipment.

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

     a. USE OF ESTIMATES

  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that directly affect the amounts reported in its consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

     b. REVENUE RECOGNITION

The Company recognizes revenue from the sale of trailers and after-market parts when risk of ownership is transferred to the customer. Revenue is generally recognized upon shipment. Customers that have requested to pick up their trailers are invoiced prior to taking physical possession when the customer has made a fixed commitment to purchase the trailers, the trailers have been completed and are available for pickup or delivery, the customer has requested in writing that the Company hold the trailers until the customer determines the most economical means of taking possession and the customer takes possession of the trailers within a specified time period. In such cases, the trailers, which have been produced to the customer specifications, are invoiced under the Company's normal billing and credit terms.

The Company recognizes revenue from direct finance leases based upon a constant rate of return while revenue from operating leases is recognized on a straight-line basis in an amount equal to the invoiced rentals.

     c. USED TRAILER TRADE COMMITMENTS

The Company has commitments with customers to accept used trailers on trade for new trailer purchases. The Company's policy is to recognize losses related to these commitments, if any, at the time the new trailer revenue is recognized.

     d. ACCOUNTS RECEIVABLE

Accounts receivable includes trade receivables and amounts due under finance contracts. Provisions to the allowance for doubtful accounts are charged to general and administrative expenses on the Consolidated Statements of Operations.

     e. INVENTORIES

Inventories are primarily stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured inventory includes raw material, labor and overhead.

     f. LONG-LIVED ASSETS

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

     g. ACCRUED LIABILITIES

Accrued liabilities primarily represent accrued payroll related items, restructuring reserves, warranty reserves, loss contingencies related to used trailer residual commitments, loss lease contingencies and self insurance reserves related to group insurance and workers compensation. Changes in the estimates of these reserves are charged or credited to income in the period determined.

The Company is self-insured up to specified limits for medical and workers' compensation coverage. The self-insurance reserves have been recorded to reflect the undiscounted estimated liabilities, including claims incurred but not reported.

The Company recognizes a loss contingency for used trailer residual commitments for the difference between the equipment's purchase price and its fair market value, when it becomes probable that the purchase price at the guarantee date will exceed the equipment's fair market value at that date. A loss lease contingency is recognized when the Company's operating lease payments exceed the anticipated rents from the sublease arrangement with customers.

The Company's warranty policy generally provides coverage for components of the trailer the Company produces or assembles. Typically, the coverage period is one year for container chassis and specialty trailers and five years for dry freight, refrigerated and flat bed trailers. The Company's policy is to accrue the estimated cost of warranty coverage at the time of the sale.

RESULTS OF OPERATIONS

The Company has two reportable segments: manufacturing and retail and distribution. The manufacturing segment produces and sells new trailers to the retail and distribution segment or to customers who purchase trailers direct or through independent dealers. The retail and distribution segment includes the sale, leasing and financing of new and used trailers, as well as the sale of after-market parts and service through its retail branch network. In addition, the retail and distribution segment includes the sale of after-market parts through Wabash National Parts.


THREE MONTHS ENDED JUNE 30, 2002

     NET SALES

Consolidated net sales for the three months ended June 30, 2002 decreased by 0.9% (or $1.9 million) compared to the same period in 2001. This decrease was primarily a result of lower new trailer sales, almost offset by an increase in used trailer sales, as the Company continued to reduce its used trailer inventory through the second quarter. New trailer sales in the three months ended June 30, 2002 continued to be adversely affected by the unfavorable economic conditions in the U.S. economy and weak demand. The Company believes that trailer order rates are being negatively affected by customers shifting capital expenditures into Class 8 tractor orders due to new Federal emission standards for engines that become effective October 1, 2002.

The manufacturing segment's external net sales decreased by 4.5% (or $5.7 million) for the three months ended June 30, 2002 compared to the same period in 2001. New trailer units sold in the second quarter of 2002 increased 9.3% to 8,200 units compared to approximately 7,500 units sold during the second quarter of 2001. However, the average new trailer selling price during the second quarter of 2002 declined by approximately 12.9% versus the same period in 2001, from approximately $17,000 in 2001 to approximately $14,800 in 2002. The decline in average new trailer selling price was primarily a result of approximately 2,200 units of lower revenue dollar container units being sold during the period.

At June 30, 2002, the Company's backlog of orders was approximately $197.6 million, approximately 65% of which is related to the DuraPlate trailer. The Company's criteria for determining backlog reflects: (1) only orders that have been confirmed by the customer in writing, and (2) orders that will be included in the Company's production schedule during the next 18 months.

The retail and distribution segment's external net sales increased by 4.5% (or $3.8 million) for the three months ended June 30, 2002 compared to the same period in 2001. This increase was driven primarily by an $8.9 million increase in used trailer revenues, as the Company continued to reduce its used trailer inventory through the second quarter, offset by a decrease in after-market parts and new trailer revenues of $2.5 million and $2.4 million, respectively. New trailer units sold in the second quarter of 2002 were approximately 900 units compared to approximately 1,200 units in the second quarter of 2001.

     GROSS PROFIT (LOSS)

Gross profit (loss) as a percentage of net sales totaled 3.0% for the three months ended June 30, 2002 compared to 0.0% for the same period in 2001. This improvement was primarily attributable to the following factors:

     - Lower manufacturing costs per unit primarily driven by product mix, as discussed previously in net sales;

     - Negative gross profit of $2.7 million in 2001 from the Huntsville, Tennessee and Fort Madison, Iowa manufacturing plants, which closed at the end of 2001; and

     - Decrease in inventory valuation charges on new and used trailers from $5.9 million during the second quarter of 2001 to $4.0 million during the second quarter of 2002; offset by

     - A write-down of $6.0 million in 2002 for loss lease contingencies related to the Company's financing business.


     OTHER INCOME (EXPENSE)

Interest expense for the three months ended June 30, 2002 was $7.8 million as compared to $5.4 million during the same period in 2001. This increase was primarily driven by higher interest rates for the Company's bank term loan and senior notes, which were restructured in April 2002, combined with interest expense associated with capital leases recorded by the Company in December 2001.

Trade receivables facility costs related to the Company's trade receivables facility were $1.9 million in the three months ended June 30, 2002 compared to $0.4 million during the same period in 2001. This increase is primarily attributable to costs incurred in connection with the Company's restructuring of this facility.

Foreign exchange gains and losses, net were net gains of $2.2 million for the three months ended June 30, 2002, as compared to $0.1 million for the same period in 2001. The increased gains in 2002 reflect a strengthening of the Canadian Dollar, as it relates to operating activities of the Company's Canadian retail branches.

Equity in losses of unconsolidated affiliate for the three months ended June 30, 2002 was $0 compared to a loss of $1.8 million during the same period in 2001. This change is the result of the Company's divestiture of its German subsidiary on January 11, 2002.

     TAXES

The Company recorded no benefit from income taxes for the three months ended June 30, 2002, as compared to income tax benefit of $10.8 million for the same period in 2001. The Company generated significant tax net operating losses (NOL) in 2001 in excess of those which could be utilized through carryback claims and, after analyzing the future realizability of the remaining tax assets, the Company determined that the recording of a full, 100% valuation allowance was appropriate. The Company believes that the realizability of future benefits associated with NOLs generated in 2002 is uncertain, and, accordingly, has recognized no income tax benefit for the three months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2002

     NET SALES

Consolidated net sales for the six months ended June 30, 2002 decreased by 18.2% (or $82.6 million) compared to the same period in 2001. This decrease was primarily a result of lower new trailer sales, principally in the Company's manufacturing segment. This decrease was in part offset by an increase in used trailer sales, as the Company continued to reduce its used trailer inventory through the second quarter of 2002. New trailer sales for the six months ended June 30, 2002 continued to be adversely affected by the unfavorable economic conditions in the U.S. economy and weak demand. The Company believes that trailer order rates are being negatively affected by customers shifting capital expenditures into Class 8 tractor orders driven by new Federal emission standards for engines that become effective October 1, 2002.

The manufacturing segment's external net sales decreased by 30.2% (or $86.1 million) in the six months ended June 30, 2002 compared to the same period in 2001. This decrease was driven by a 25.3% decrease in the number of units sold from approximately 17,000 units during the six months ended June 30, 2001 to approximately 12,700 units during the six months ended June 30, 2002. The average new trailer selling price declined approximately 6.6% during the six months ended June 30, 2002 to approximately $15,600 per unit from $16,700 per unit during the same period in 2001. Contributing to the decline in average selling price was approximately 4,000 units of lower revenue dollar containers which were sold during the first six months of 2002 versus the same period in 2001.

At June 30, 2002, the Company's backlog of orders was approximately $197.6 million, approximately 65% of which is related to the DuraPlate trailer. The Company's criteria for determining backlog reflects: (1) only orders that have been confirmed by the customer in writing, and (2) orders that will be included in the Company's production schedule during the next 18 months.

The retail and distribution segment's external net sales increased by 2.0% (or $3.6 million) in the six months ended June 30, 2002 compared to the same period in 2001. The increase was primarily driven by a $17.6 million increase in used trailer revenues, as the Company continued to reduce its used trailer inventory through the second quarter of 2002. The increase was partially offset by slower new trailer sales and lower after-market parts revenues, which were down $9.3 million and $4.7 million, respectively, as compared to the same period in 2001. New trailer unit sales for the six months ended June 30, 2002 declined to 1,900 units versus 2,700 units sold during the same period in 2001.

     GROSS PROFIT (LOSS)

Gross profit (loss) as a percentage of net sales totaled 1.7% for the six months ended June 30, 2002 compared to (0.4%) for the same period in 2001. This improvement was primarily attributable to the following factors:

     - Decrease in inventory valuation charges related to new and used trailers of $6.1 million for the six months ended June 30, 2002, as compared to $15.0 million for the same period in 2001; and

     - Negative gross profit of $5.7 million in 2001 from the Huntsville, Tennessee and Fort Madison, Iowa manufacturing plants, which closed at the end of 2001; offset by

     - A write-down of $6.0 million in 2002 for loss lease contingencies related to the Company's financing business.

     GENERAL AND ADMINISTRATIVE

General and administrative expenses for the six months ended June 30, 2002 increased $3.4 million from the same period in 2001. This primarily resulted from increases of $1.6 million for severance accruals and $1.1 million for the write-down to fair market value of the Company's airplane, which is held for sale.


     OTHER INCOME (EXPENSE)

Interest expense for the six months ended June 30, 2002 was $13.5 million, as compared to $11.2 million during the same period in 2001. This increase was primarily driven by higher interest rates for the Company's bank term loan and senior notes, which were restructured in April 2002, combined with interest expense associated with capital leases recorded by the Company in December 2001.

Trade receivables facility costs related to the Company's trade accounts receivables facility, were $3.6 million in the six months ended June 30, 2002 compared to $1.4 million during the same period in 2001. This increase is primarily attributable to costs incurred in connection with the Company's restructuring of this facility.

Foreign exchange gains and losses, net were net gains of $2.0 million for the six months ended June 30, 2002, as compared to net losses of $0.7 million for the same period in 2001. The gains in 2002 reflect a strengthening of the Canadian Dollar, as it relates to operating activities of the Company's Canadian retail branches.

Equity in losses of unconsolidated affiliate for the six months ended June 30, 2002 was $0 compared to a loss of $4.3 million during the same period in 2001. This change is the result of the Company's divestiture of its German subsidiary on January 11, 2002

Other, net primarily includes items such as interest income, gain or loss from the sale of fixed assets and other non-operating items.

     TAXES

The benefit from income taxes for the six months ended June 30, 2002 and 2001 was ($11.9) million and ($21.2) million, respectively. For the six months ended June 30, 2001, the effective rate of benefit recorded of 37.0% exceeded the Federal statutory rate of 35% primarily due to state income taxes. For 2002, the benefit recorded represents an additional realizable Federal net operating loss
(NOL) carryback claim filed and liquidated under the provisions of the Job Creation and Worker Assistance Act of 2002, which revised the permitted carryback period for NOLs generated during 2001 from two years to five years. Because of uncertainty related to the realizability of NOLs generated in 2001 in excess of those utilized through carryback claims, the related tax assets were made subject to a 100% valuation allowance. The Company believes that the realizability of future benefits associated with NOLs generated in 2001 is uncertain, and, accordingly, has recognized no income tax benefit for the six months ended June 30, 2002, for NOLs for which carryback claims are not available.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that existing funds, cash generated from operations and availability of funds from its restructured credit facilities and accounts receivable securitization should be adequate to satisfy working capital needs, capital expenditure requirements, interest and principal repayments on debt for the next twelve months.

The Company's ongoing liquidity will depend upon a number of factors including its ability to manage cash resources and meet the financial covenants under its new debt agreements. The Company is exploring additional sources of liquidity including the sale of non-core assets. In the event the Company is unsuccessful in meeting its debt service obligations or if expectations regarding the management and generation of cash resources are not met, the Company would need to implement severe cost reductions, reduce capital expenditures, sell additional assets, restructure all or a portion of its existing debt and/or obtain additional financing.

In July 2002, the Company received a waiver of default from Pitney Bowes Credit Corporation (PBCC) under its Master Equipment Lease Agreement dated September 30, 1997. The event of default was the result of delinquent payment of lease obligations from the Company's sublessee under the agreement. The waiver permanently waived the provision of the agreement (effective from September 30, 1997) related to delinquent payment of rental obligations from the Company's sublessee. The Company is not and has never been delinquent with respect to its lease payments to PBCC. The Company has terminated its sublease agreement with the sublessee and is in the process of repossessing the equipment. The sublessee filed for bankruptcy protection in August 2002.

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

The Company's existing $125 million Revolving Credit facility was restructured into a $107 million term loan (Bank Term Loan) and an $18 million revolving credit facility (Bank Line of Credit). The Bank Term Loan and Bank Line of Credit both mature on March 30, 2004 and are secured by all of the formerly unencumbered assets of the Company. Interest on the $107 million Bank Term Loan is variable based upon the adjusted London Interbank Offered Rate ("LIBOR") plus 380 basis points and is payable monthly. Interest on the borrowing under the $18 million Bank Line of Credit is based upon adjusted LIBOR plus 355 basis points or the agent bank's alternative borrowing rate as defined in the agreement and is payable monthly. There were no outstanding borrowings under this facility as of June 30, 2002.

As of December 31, 2001, the Company had $192 million of Senior Series Notes outstanding, which originally matured in 2002 through 2008. As part of the restructuring, the original maturity dates for $72 million of Senior Series Notes, payable in 2002 through March 2004, have been extended to March 30, 2004. The maturity dates for the other $120 million of Senior Series Notes, due subsequent to March 30, 2004, remain unchanged. As consideration for the extension of the maturity dates, the Senior Series Notes are now secured by all of the formerly unencumbered assets of the Company. Interest on the Senior Series Notes, which is payable monthly, increased by 325 basis points, effective April 2002, and ranges from 9.66% to 11.29%.

The Company is required to make principal payments of approximately $7 million during the remainder of 2002 and approximately $60 million during 2003 on the Bank Term Loan and Senior Series Notes. The monthly principal payments are applied on a pro-rata basis to the Bank Term Loan and Senior Series Notes. In addition, principal payments will be made from excess cash flow, as defined in the agreement, on a quarterly basis. Such additional payments will also be applied on a pro-rata basis to the Bank Term Loan and Senior Series Notes.

The Company's new debt agreements contain restrictions on excess cash flow, the amount of new finance contracts the Company can enter into (not to exceed $5 million within any twelve month period), the payment of preferred stock dividends, and other restrictive covenants. These other restrictive covenants contain minimum requirements related to the following items, as defined in the agreement: Earnings Before Interest, Taxes, Depreciation and Amortization; quarterly equity positions; debt to asset ratios; interest coverage ratios; and capital expenditure amounts. These covenants became effective in April 2002 and become more restrictive in 2003. As of June 30, 2002, the Company was in compliance with all covenants under its borrowing arrangements.

In April 2002, the Company entered into an amendment of its sale and leaseback agreement with an independent financial institution related to its trailer rental fleet to waive financial covenant violations through March 30, 2002 and amend the terms of the existing agreement. The amendment provided for increased pricing and conforms the financial covenants to those in the amended Bank Term Loan, Bank Line of Credit and Senior Series Notes agreements described above. Further, the term of the facility was reduced from June 2006 to January 2005. Assuming all renewal periods are elected, the Company will make payments under this facility of $18.4 million, $14.2 million and $13.3 million in 2002, 2003 and 2004, respectively.

In April 2002, the Company replaced its existing $100 million receivable securitization facility with a new two year $110 million Trade Receivables Facility. The new facility allows the Company to sell, without recourse, on an ongoing basis predominantly all of its domestic accounts receivable to a wholly-owned, bankruptcy remote special purpose entity (SPE). The SPE sells an undivided interest in receivables to an outside liquidity provider who, in turn, remits cash back to the SPE for receivables eligible for funding. This new facility includes financial covenants identical to those in the amended Bank Term Loan, Bank Line of Credit and Senior Series Notes. There were no outstanding borrowings under this facility as of June 30, 2002.

The Company incurred approximately $9.8 million of costs associated with the debt and receivable securitization facility restructuring. Approximately $3.0 million of these costs were expensed in the first quarter of 2002 while an additional $3.0 million of costs were expensed in the second quarter of 2002. Approximately $3.8 million of debt restructuring costs were capitalized and will be amortized over the remaining term of the associated debt.

CONTRACTUAL CASH OBLIGATIONS AND COMMERCIAL COMMITMENTS

A summary of payments due by period of the Company's contractual obligations and commercial commitments as of June 30, 2002 is shown in the table below. The table reflects the obligations under the amended and restated credit agreement, which was effective April 2002.

          $ Millions                          2002           2003          2004          2005       Thereafter       Total
---------------------------------            -----         -------       --------       -------     ----------      --------
DEBT (excluding interest):
---------------------------------
   Trade Receivables Facility                $  --         $  --         $   --         $  --         $  --         $   --
   Mortgages & Other  Notes Payable            7.7             3.9            3.4           3.5           7.4           25.9
   Revolving Bank Line of Credit and
   Bank Term Loan                              2.5            21.3           55.4          --            --             79.2
   Senior Series Notes                         4.5            38.2           71.4          20.0          59.4          193.5
                                             -----         -------       --------       -------       -------       --------
       TOTAL DEBT                            $14.7         $  63.4       $  130.2       $  23.5       $  66.8       $  298.6
                                             =====         =======       ========       =======       =======       ========
OTHER:
Capital Lease Obligations                     18.4            14.2           13.3          36.8          --             82.7
Operating Leases                               6.1            11.0            9.3           5.5       $   4.2           36.1
                                             -----         -------       --------       -------       -------       --------
TOTAL OTHER                                  $24.5         $  25.2       $   22.6       $  42.3       $   4.2       $  118.8
                                             =====         =======       ========       =======       =======       ========

TOTAL                                        $39.2         $  88.6       $  152.8       $  65.8       $  71.0       $  417.4
                                             =====         =======       ========       =======       =======       ========


Other Commercial Commitments

        $ Millions                  2002           2003           2004             2005        Thereafter         Total
----------------------------       ------         ------         -------         -------       ----------       ---------
Letters of credit                    --             --              29.0            --              --               29.0
Residual guarantees                   1.9            3.6             8.3             5.3            15.6             34.7
                                   ------         ------         -------         -------       ----------       ---------
TOTAL                              $  1.9         $  3.6         $  37.3         $   5.3         $  15.6         $   63.7
                                   ======         ======         =======         =======         =======         ========


EXPLANATION OF CASH FLOW

The Company's cash position decreased $2.0 million, from $11.1 million in cash and cash equivalents at December 31, 2001 to $9.1 million as of June 30, 2002. This decrease was due to cash used in financing and investing activities of $48.0 million and $8.7 million, respectively, offset by cash provided by operating activities of $54.7 million.

OPERATING ACTIVITIES

Net cash provided by operating activities of $54.7 million during the six months ended June 30, 2002 was primarily the result of changes in working capital along with the add back of non-cash charges, including depreciation and amortization, trailer valuation charges, loss contingencies and provision for losses on accounts receivable and finance contracts, offset somewhat by the Company's net loss. Cash provided by working capital was primarily the result of the collection of $24.6 million of income tax refunds during the period as well as the net impact of normal fluctuations in accounts receivable, inventories and accounts payable.

INVESTING ACTIVITIES

Net cash used in investing activities of $8.7 million during the six months ended June 30, 2002 was primarily due to capital expenditures, net additions to the Company's trailer rental fleet and the origination of finance contracts.

FINANCING ACTIVITIES

Net cash used in financing activities of $48.0 million during the six months ended June 30, 2002 was primarily due to net payments under the revolving bank line of credit resulting from net operating cash inflows, payments under capital lease obligations, pay-off of the receivable securitization facility and scheduled principle payments under the Company's other borrowing arrangements.


OTHER

EQUIPMENT OFF BALANCE SHEET AND RELATED CUSTOMER CREDIT RISK

In certain situations, the Company sold equipment leased to others to independent financial institutions and simultaneously leased the equipment back under operating leases. All of this equipment has been subleased to customers under long-term arrangements, typically five years. As of June 30, 2002, the unamortized lease value of equipment financed under these arrangements was approximately $21.8 million. In connection with these agreements, the Company has end of term purchase options and residual guarantees of $10.8 million and $4.3 million, respectively.

The Company has loss exposures related to these arrangements to the extent customers do not perform under their sublease arrangements or the fair value of the equipment is less than the Company's residual guarantee at the end of the lease term. The Company recognizes a loss when the Company's operating lease payments exceed the anticipated rents from the sublease arrangements with customers. Additionally, to the extent that the residual value exceeds the Company's estimate of fair value at the end of the lease terms, the Company recognizes a loss for this difference over the remaining term of the lease.

Due to economic and industry conditions, certain of the Company's customers are experiencing financial difficulties which have resulted in delinquencies in lease payments due to the Company.

The Company subleased equipment to a customer that became severely delinquent in its payments to the Company and, in August 2002, the customer filed for bankruptcy protection. The Company terminated its sublease agreement with this customer in July and began the process of repossessing the equipment. Accordingly, the Company recorded a charge of $6.0 million in the second quarter of 2002 related to this customer. As of June 30, 2002, the unamortized lease value of this arrangement was approximately $16.4 million for which the Company has recorded a total loss contingency of $10.4 million. While management believes that the loss contingency recorded adequately reflects the expected loss related to this customer, there can be no assurance that additional charges may not need to be taken in the future as circumstances dictate.

The Company also subleased certain highly specialized RoadRailer equipment to Amtrak, who is experiencing financial difficulties. Due to the highly specialized nature of the equipment, the recovery value of the equipment is considered to be minimal. The unamortized lease value, and; thus, the Company's potential loss under this arrangement, is approximately $5.4 million as of June 30, 2002. The Company also had finance contracts related to this customer recorded on its June 30, 2002 balance sheet of approximately $11.1 million. As of June 30, 2002, the customer was current in its obligations to the Company. As a result, the Company has not recorded any provision for a loss, if any, on this equipment.

BACKLOG

The Company's backlog of orders was approximately $197.6 million and $142.1 million at June 30, 2002 and December 31, 2001, respectively. The Company expects to fill a majority of its backlog within the next twelve months. The Company's criteria for determining backlog reflects: (1) only orders that have been confirmed by the customer in writing, and (2) orders that will be included in the Company's production schedule during the next 18 months.

NEW ACCOUNTING PRONOUNCEMENTS

     a. INTANGIBLE ASSETS

The Company adopted Statement of Accounting Standards (SFAS) No. 142. Goodwill and Other Intangible Assets, as of January 1, 2002. This new standard changes the accounting for goodwill from an amortization method to an impairment-only approach, and introduces a new model for determining impairment charges. SFAS No. 142 requires completion of the initial step of a transitional impairment test within six months of the adoption of this standard and, if applicable, completion of the final step of the adoption by December 31, 2002. Goodwill amortization expense was $0.0 million and $0.3 million for the three months ended June 30, 2002 and 2001, respectively, and $0.0 million and $0.6 million for the six months ended June 30, 2002 and 2001, respectively. The Company has completed the initial transition impairment test. The results of this test indicate that the Company had no impairment of its goodwill as of the date of adoption. The Company will continue to perform annual impairment tests, as required under SFAS No. 142, and review its goodwill for impairment when circumstances indicate that the fair value has declined significantly.

     b. ASSET RETIREMENT OBLIGATIONS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date of June 15, 2002, which becomes effective for the Company on January 1, 2003. This standard requires obligations associated with retirement of long-lived assets to be capitalized as part of the carrying value of the related asset. The Company does not believe the adoption of SFAS No. 143 will have a material effect on its financial statements.

     c. ASSET IMPAIRMENT

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

     d. DEBT EXTINGUISHMENT COSTS

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections (SFAS No. 145). This standard is required to be adopted by the Company on January 1, 2003, but may be adopted early. SFAS No. 145 modifies the classification criteria for extraordinary items related to the extinguishment of debt. Effective April 1, 2002, the Company has decided to early adopt the provisions of SFAS No. 145. Under the new standard, $1.2 million in expenses associated with the Company's debt restructuring in April 2002, which under prior standards would have been recorded as an extraordinary item, is recorded in other, net on the Consolidated Statements of Operations.

     e. TERMINATION BENEFITS AND EXIT COSTS

In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 generally requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the effects, if any, that this standard will have on its results of operations or financial position.

CHANGES IN INDEPENDENT PUBLIC ACCOUNTANTS

On May 31, 2002, the Company filed a Current Report on Form 8-K announcing that its board of directors approved the selection of Ernst & Young LLP as its independent public accountants for the fiscal year 2002, replacing Arthur Andersen LLP. The decision to change independent public accountants was not the result of any disagreements with Arthur Andersen LLP on matters of accounting principles or practices, financial statement disclosure or auditing scope and procedure. The transition to Ernst & Young LLP began in June 2002.

CORPORATE REALIGNMENT

In July 2002, the Company announced that it will close its Retail and Distribution business unit office in St. Louis, Missouri and transfer the administrative functions to Lafayette, Indiana. The decision to integrate the St. Louis office is part of the Company's overall plan to align the corporate structure with the long-term goals of the organization. The transition is anticipated to be completed by the end of 2002. The majority of the costs associated with the closure and transfer, which are estimated to be $1.5 million, will be recognized in the third quarter of 2002.

MANAGEMENT CHANGES

In May 2002, the Company announced the appointment of William P. Greubel as Chief Executive Officer and President of Wabash National Corporation. In July 2002, Richard J. Giromini was appointed Chief Operating Officer of the Company. Also during the second quarter of 2002, the Company announced the departure of Richard E. Dessimoz, acting Chief Executive Officer and Arthur R. Brown, Chief Operating Officer. In addition, Derek L. Nagle, President of North America Trailer Centers, announced that he will retire at the end of 2002.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In addition to the risks inherent in its operations, the Company has exposure to financial and market risk resulting from volatility in commodity prices, interest rates and foreign exchange rates. The following discussion provides additional detail regarding the Company's exposure to these risks.

     a. COMMODITY PRICE RISKS

The Company is exposed to fluctuation in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and virgin plastic pellets. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. The Company may manage aluminum price changes by entering into fixed price contracts with its suppliers upon a customer sales order being finalized. Because the Company typically does not set prices for its products in advance of its commodity purchases, it can take into account the cost of the commodity in setting its prices for each order. To the extent that the Company is unable to offset the increased commodity costs in its product prices, the Company's results would be materially and adversely affected.

     b. INTEREST RATES

As of June 30, 2002, the Company had approximately $144 million of London Interbank Offered Rate (LIBOR) based debt outstanding under its various financing agreements. A hypothetical 100 basis-point increase in the floating interest rate from the current level would correspond to a $1.4 million increase in interest expense over a one-year period. This sensitivity analysis does not account for the change in the Company's competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

     c. FOREIGN EXCHANGE RATES

Effective with the divestiture of its German subsidiary in January 2002, the Company has ceased any foreign currency forward contracts related to its former European activities. In addition, in light of the Breadner acquisition in 2001, the Company continues to review its foreign currency exposure related to the Canadian dollar. The Company does not hold or issue derivative financial instruments for speculative purposes. As of June 30, 2002, the Company had no foreign currency forward contracts outstanding.

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

     Brazil Joint Venture

In March 2001, Bernard Krone Industria e Comercio de Maquinas Agricolas Ltda. ("BK") filed suit against the Company in the Fourth Civil Court of Curitiba in the State of Parana, Brazil. This action seeks recovery of damages plus pain and suffering. Because of the bankruptcy of BK, this proceeding is now pending before the Second Civil Court of Bankruptcies and Creditors Reorganization of Curitiba, State of Parana (No.232/99).

This case grows out of a joint venture agreement between BK and the Company, which was generally intended to permit BK and the Company to market the RoadRailer(R) trailer in Brazil and other areas of South America. When BK was placed into the Brazilian equivalent of bankruptcy late in 2000, the joint venture was dissolved. BK subsequently filed its lawsuit against the Company alleging that it was forced to terminate business with other companies because of the exclusivity and non-compete clauses purportedly found in the joint venture agreement. The lawsuit further alleges that Wabash did not properly disclose technology to BK and that Wabash purportedly failed to comply with its contractual obligations in terminating the joint venture agreement. In its complaint, BK asserts that it has been damaged by these alleged wrongs by the Company in the approximate amount of $8.4 million (U.S.).

The Company answered the complaint in May 2001, denying any wrongdoing and pointing out that, contrary to the allegation found in the complaint, a merger of the Company and BK, or the acquisition of BK by the Company, was never the purpose or intent of the joint venture agreement between the parties; the only purpose was the business and marketing arrangement as set out in the agreement.

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

     E-Coat System

On September 17, 2001 the Company commenced an action against PPG Industries, Inc. ("PPG") in the United States District Court, Northern District of Indiana, Hammond Division at Lafayette, Indiana, Civil Action No. 4:01 CV 55. In the lawsuit, the Company alleged that it has sustained substantial damages stemming from the failure of the PPG electrocoating system (the "E-coat system") and related products that PPG provided for the Company's Huntsville, Tennessee plant.

The Company alleges that PPG is responsible for defects in the design of the E-coat system and defects in PPG products that have resulted in malfunctions of the E-coat system and poor quality coatings on numerous trailers.

PPG filed a Counterclaim in that action on or about November 8, 2001, seeking damages in excess of approximately $1.35 million based upon certain provisions of the November 3, 1998 Investment Agreement between it and the Company. The Company filed a Reply to the Counterclaim denying liability for the claims asserted. The Company has subsequently amended its complaint to include two additional defendants, U.S. Filter and Wheelabrator Abrasives Inc., who designed or manufactured aspects of the E-coat system.

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

     Environmental

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

On April 17, 2000, the Company received a Notice of Violation/Request for Incident Report from the Tennessee Department of Environmental Conservation
(TDEC) with respect to the same matter. On September 6, 2000, the Company received an Order and Assessment from TDEC directing the Company to pay a fine of $100,000 for violations of Tennessee environmental requirements as a result of the discharge. The Company filed an appeal of the Order and Assessment on October 10, 2000. The Company and TDEC have negotiated a settlement agreement to resolve this matter, under which the Company would pay $100,000, which was recorded in 2001. The proposed settlement requires the approval of the Tennessee Solid Waste Board, which is scheduled to vote on the settlement on August 27, 2002.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a)      Not Applicable

(b) The Company is in arrears with respect to payment of dividends on the following classes of preferred stock as of August 14, 2002:

         Series B 6% Cumulative Convertible Exchangeable Preferred Stock - $264,000
         Series C 5.5% Cumulative Convertible Exchangeable Preferred Stock - $178,800


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of security-holders on May 30, 2002, at which time the following nominees were elected to the Board of
Directors:

                                                          WITHHOLD AUTHORITY
        NOMINEES                          FOR                  TO VOTE
        --------                          ---                  -------
        David C. Burdakin              22,960,119              177,456
        William P. Greubel             22,959,889              177,686
        John T. Hackett                22,639,871              497,704
        E. Hunter Harrison             22,646,335              491,240
        Martin C. Jischke              22,944,689              192,886
        Ludvik F. Koci                 22,645,864              491,711

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
         --------

         10.01 Richard E. Dessimoz - Severance Agreement including Exhibit A Form of Waiver and Release Agreement dated May 6, 2002
         10.02 Derek L. Nagle - Severance Agreement and Exhibit A Form of Waiver and Release Agreement dated May 6, 2002 and Letter Agreement dated July 1, 2002
         10.03 Richard J. Giromini - Executive Employment Agreement dated June 28, 2002
         10.04 Richard J. Giromini - Nonqualified Stock Option Agreement dated July 15, 2002
         10.05    Richard J. Giromini - Restricted Stock Agreement
         10.06    Mark R. Holden - Executive Employment Agreement dated June 14,
                  2002
         10.07 Mark R. Holden - Nonqualified Stock Option Agreement dated June 14, 2002
         10.08 William P. Greubel - Nonqualified Stock Option Agreement dated May 6, 2002

(b)  Reports on Form 8-K:

     1.   Form 8-K filed April 26, 2002 reporting under Item 5: Other Events and
          Item 7: Financial Statements and Exhibits.

     2.   Form 8-K filed April 26, 2002 reporting under Item 5: Other Events and
          Item 7: Financial Statements and Exhibits.

     3.   Form 8-K filed May 16, 2002 reporting under Item 5: Other Events and
          Item 7: Financial Statements and Exhibits.

     4. Form 8-K filed May 31, 2002 reporting under Item 4: Changes in Registrant's Certifying Accountant and Item 7: Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             WABASH NATIONAL CORPORATION

           Date:  August 14, 2002            By:  /s/ Mark R. Holden
                  ---------------                 ------------------
                                                  Mark R. Holden
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer
                                                  And Duly Authorized Officer)