Form 10-Q
period 2002-09-30
WABASH NATIONAL CORP /DE
filed 2002-11-13
CIK 879526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                  (MARK ONE)

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
   [X]                  THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002
                                       OR
                 TRANSITION REPORT UNDER SECTION 13 0R 15 (d) OF
   [ ]                  THE SECURITIES EXCHANGE ACT OF 1934



            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         COMMISSION FILE NUMBER: 1-10883
                                                 -------

                           WABASH NATIONAL CORPORATION
             -------------------------------------------------------
             ( Exact name of registrant as specified in its charter)

          Delaware                                     52-1375208
  ------------------------                       ----------------------
  (State of Incorporation)                           (IRS Employer
                                                 Identification Number)
1000 Sagamore Parkway South,
     Lafayette, Indiana                                  47905
    ---------------------                              ----------
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

                                 YES [X] NO [ ]

The number of shares of common stock outstanding at November 5, 2002 was 25,644,238.

                           WABASH NATIONAL CORPORATION

                                      INDEX

                                    FORM 10-Q


PART I - FINANCIAL INFORMATION                                                            Page
                                                                                          ----
Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets at
          September 30, 2002 and December 31, 2001                                         1

          Condensed Consolidated Statements of Operations
          For the three and nine months ended September 30, 2002 and 2001                  2

          Condensed Consolidated Statements of Cash Flows
          For the nine months ended September 30, 2002 and 2001                            3

          Notes to Condensed Consolidated Financial Statements                             4

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       26

Item 4.  Controls and Procedures                                                          26


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                27

Item 2.  Changes in Securities and Use of Proceeds                                        28

Item 3.  Defaults Upon Senior Securities                                                  29

Item 4.  Submission of Matters to a Vote of Security Holders                              29

Item 5.  Other Information                                                                29

Item 6.  Exhibits and Reports on Form 8-K                                                 29

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                              Three Months          Nine Months
                                   ASSETS                                  Ended September 30,   Ended September 30,
                                                                           ------------------    ------------------
CURRENT ASSETS:
    Cash and cash equivalents                                              $           13,374    $           11,135
    Accounts receivable, net                                                          105,390                58,358
    Current portion of finance contracts                                                9,881                10,646
    Inventories                                                                       137,193               191,094
    Refundable income taxes                                                             1,247                25,673
    Prepaid expenses and other                                                         20,737                17,231
                                                                           ------------------    ------------------
         Total current assets                                                         287,822               314,137
                                                                           ------------------    ------------------

PROPERTY, PLANT AND EQUIPMENT, net                                                    149,542               170,330

EQUIPMENT LEASED TO OTHERS, net                                                        96,866               109,265

FINANCE CONTRACTS, net of current portion                                              27,778                40,187

INTANGIBLE ASSETS, net                                                                 41,226                43,777

OTHER ASSETS                                                                           23,934                14,808
                                                                           ------------------    ------------------
                                                                           $          627,168    $          692,504
                                                                           ==================    ==================

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt                                   $           53,409    $           60,682
    Current maturities of capital lease obligations                                    21,102                21,559
    Accounts payable                                                                   81,984                51,351
    Accrued liabilities                                                                71,684                69,246
                                                                           ------------------    ------------------
         Total current liabilities                                                    228,179               202,838
                                                                           ------------------    ------------------

LONG-TERM DEBT, net of current maturities                                             244,245               274,021

LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current maturities                         44,604                55,755

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES                                         24,432                28,905

STOCKHOLDERS' EQUITY:
    Preferred stock, 352,000 and 482,041 shares issued and outstanding
          with an aggregate liquidation value of $17,600 and $30,600                        3                     5
    Common stock, $0.01 par value, 25,638,078 and 23,013,847 shares
          issued and outstanding, respectively                                            257                   230
    Additional paid-in capital                                                        237,351               236,804
    Retained deficit                                                                 (150,349)             (104,469)
    Accumulated other comprehensive loss                                                 (275)                 (306)
    Treasury stock at cost, 59,600 common shares                                       (1,279)               (1,279)
                                                                           ------------------    ------------------
         Total stockholders' equity                                                    85,708               130,985
                                                                           ------------------    ------------------
                                                                           $          627,168    $          692,504
                                                                           ==================    ==================

            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)


                                                         Three Months              Nine Months
                                                      Ended September 30,       Ended September 30,
                                                     ----------------------    ----------------------
                                                       2002         2001         2002         2001
                                                     ---------    ---------    ---------    ---------
                                                             (Unaudited)              (Unaudited)
NET SALES                                            $ 241,474    $ 241,945    $ 613,677    $ 696,746

COST OF SALES                                          219,743      274,678      585,680      731,249
                                                     ---------    ---------    ---------    ---------

      Gross profit (loss)                               21,731      (32,733)      27,997      (34,503)

GENERAL AND ADMINISTRATIVE EXPENSES                     12,137       12,555       41,035       38,085

SELLING EXPENSES                                         5,774        6,669       17,553       19,387

RESTRUCTURING CHARGE                                     1,717       36,822        1,717       36,822
                                                     ---------    ---------    ---------    ---------

      Income (loss) from operations                      2,103      (88,779)     (32,308)    (128,797)

OTHER INCOME (EXPENSE):
      Interest expense                                  (8,523)      (5,311)     (22,012)     (16,471)
      Trade receivables facility costs                    (237)        (414)      (3,870)      (1,840)
      Foreign exchange gains and losses, net            (1,825)      (1,248)         133       (1,938)
      Equity in losses of unconsolidated affiliate          --       (1,800)          --       (6,133)
      Other, net                                           163          315        1,525          872
                                                     ---------    ---------    ---------    ---------

      Loss before income taxes                          (8,319)     (97,237)     (56,532)    (154,307)

BENEFIT FROM INCOME TAXES                                   --      (35,864)     (11,947)     (57,087)
                                                     ---------    ---------    ---------    ---------

      Net loss                                          (8,319)     (61,373)     (44,585)     (97,220)

PREFERRED STOCK DIVIDENDS                                  409          451        1,295        1,403
                                                     ---------    ---------    ---------    ---------

NET LOSS AVAILABLE TO COMMON
    STOCKHOLDERS                                     $  (8,728)   $ (61,824)   $ (45,880)   $ (98,623)
                                                     =========    =========    =========    =========

LOSS PER SHARE:
      Basic                                          $   (0.37)   $   (2.69)   $   (1.98)   $   (4.29)
      Diluted                                        $   (0.37)   $   (2.69)   $   (1.98)   $   (4.29)
                                                     =========    =========    =========    =========

Cash dividends per share                             $      --    $    0.01    $      --    $    0.09
                                                     =========    =========    =========    =========

COMPREHENSIVE LOSS:
      Net loss                                       $  (8,319)   $ (61,373)   $ (44,585)   $ (97,220)
      Foreign currency translation adjustment             (135)        (290)          31         (430)
                                                     ---------    ---------    ---------    ---------
COMPREHENSIVE LOSS                                   $  (8,454)   $ (61,663)   $ (44,554)   $ (97,650)
                                                     =========    =========    =========    =========




            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                Nine Months
                                                                            Ended September 30,
                                                                          ----------------------
                                                                             2002         2001
                                                                          ---------    ---------
                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                     $ (44,585)   $ (97,220)
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
      Depreciation and amortization                                          21,697       25,096
      Gain or loss on sale of assets                                         (1,133)         287
      Provision for losses on accounts receivable and finance contracts       8,915       11,614
      Deferred income taxes                                                      --      (11,099)
      Equity in losses of unconsolidated affiliate                               --        6,133
      Restructuring and other related charges                                 1,717       40,536
      Cash used for restructuring activities                                   (973)      (5,403)
      Trailer valuation charges                                               7,051       42,468
      Loss contingencies                                                      6,000           --
      Other non-cash adjustments                                              3,842           --
      Change in operating assets and liabilities:
        Accounts receivable                                                 (51,517)     (29,245)
        Inventories                                                          54,065       59,779
        Refundable income taxes                                              24,426      (20,213)
        Prepaid expenses and other                                              858       (1,929)
        Accounts payable and accrued liabilities                             31,008      (27,052)
        Other, net                                                              699      (24,155)
                                                                          ---------    ---------
              Net cash provided by (used in) operating activities            62,070      (30,403)
                                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                     (2,701)      (5,219)
    Net additions to equipment leased to others                              (9,030)     (49,440)
    Net additions to finance contracts                                       (7,718)     (13,955)
    Acquisitions, net of cash acquired                                           --       (6,336)
    Investment in unconsolidated affiliate                                       --       (4,380)
    Proceeds from sale of leased equipment and finance contracts              5,181       52,359
    Principal payments received on finance contracts                          9,652        7,280
    Proceeds from the sale of property, plant and equipment                   5,261          140
                                                                          ---------    ---------
              Net cash provided by (used in) investing activities               645      (19,551)
                                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from:
        Issuance of bank term loan                                           80,402           --
        Revolving bank line of credit                                        43,998      348,585
        Sale of common stock                                                    213           70
    Payments:
        Revolving bank line of credit                                      (130,691)    (268,602)
        Long-term debt and capital lease obligations                        (50,150)     (12,744)
        Common stock dividends                                                   --       (2,761)
        Preferred stock dividends                                              (443)      (1,428)
        Debt issuance costs                                                  (3,805)          --
                                                                          ---------    ---------
              Net cash  provided by (used in) financing activities          (60,476)      63,120
                                                                          ---------    ---------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                                    2,239       13,166
                                                                          ---------    ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             11,135        4,194
                                                                          ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  13,374    $  17,360
                                                                          =========    =========
Supplemental disclosures of cash flow information:

Cash paid during the period for:
    Interest                                                              $  20,029    $  16,302
    Income taxes paid (refunded), net                                       (24,642)         574
                                                                          ---------    ---------


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

In the opinion of the registrant, the accompanying condensed consolidated financial statements contain all material adjustments, necessary to present fairly the consolidated financial position of the Company at September 30, 2002, and December 31, 2001, and its results of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001.

Certain items previously reported in specific condensed consolidated financial statement captions have been reclassified to conform to the 2002 presentation.


NOTE 2.  INVENTORIES

Inventories consisted of the following (in thousands):

                                       September 30,    December 31,
                                           2002            2001
                                       -------------   -------------
                                                (Unaudited)
         Raw material and components   $      42,190   $      38,235
         Work in process                      10,759          10,229
         Finished goods                       36,673          58,984
         After-market parts                   19,247          22,726
         Used trailers                        28,324          60,920
                                       -------------   -------------
                                       $     137,193   $     191,094
                                       =============   =============

NOTE 3.  CONVERSION OF PREFERRED STOCK

At the mandatory conversion date of September 15, 2002, the Company converted its 130,041 issued and outstanding shares of Series C 5.5% Cumulative Convertible Exchangeable Preferred Stock (the "Series C Stock") into approximately 2.6 million shares of the Company's common stock. The Series C Stock converted into common stock at the rate of approximately 20 shares of common stock for each full share of Series C Stock based on the then current conversion price of $5.16. On the conversion date, accrued and unpaid dividends, along with applicable interest, with respect to shares of Series C Stock were converted into 69,513 shares of common stock based on the then conversion price of $5.16. At September 30, 2002, 352,000 shares of the Company's Series B 6% Cumulative Convertible Exchangeable Preferred Stock remained issued and outstanding.

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS

         a.       INTANGIBLE ASSETS

The Company adopted Statement of Accounting Standards (SFAS) No. 142. Goodwill and Other Intangible Assets, as of January 1, 2002. This new standard changes the accounting for goodwill from an amortization method to an impairment-only approach, and introduces a new model for determining impairment charges. SFAS No. 142 requires completion of the initial step of a transitional impairment test within six months of the adoption of this standard and, if applicable, completion of the final step of the adoption by December 31, 2002. Goodwill amortization expense was $0.0 million and $0.5 million for the three months ended September 30, 2002, and 2001, respectively, and $0.0 million and $1.3 million for the nine months ended September 30, 2002 and 2001, respectively. The Company completed the initial transition impairment test as of June 30, 2002. The results of this test indicate that the Company had no impairment of its goodwill as of the date of adoption. The Company will perform annual impairment tests, as required under SFAS No. 142, and review its goodwill for impairment when circumstances indicate that the fair value has declined significantly.

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

         c.       ASSET IMPAIRMENT OR DISPOSAL

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

         e.       TERMINATION BENEFITS AND EXIT COSTS

In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force
(EITF) Issue No., 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 generally requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the effects, if any, that this standard will have on its results of operations or financial position.


NOTE 5.  RESTRUCTURING AND OTHER RELATED CHARGES

         a.  2001 RESTRUCTURING PLAN

During the third quarter of 2001, the Company recorded restructuring and other related charges totaling $40.5 million primarily related to the rationalization of the Company's manufacturing capacity resulting in the closure of the Company's platform trailer manufacturing facility in Huntsville, Tennessee, and its dry van facility in Fort Madison, Iowa. In addition, the Company closed a parts distribution facility in Montebello, California. During the third quarter of 2002, the Company recorded an additional restructuring charge of $1.5 million for asset impairment at the Huntsville, Tennessee facility. Details of the restructuring charges and reserve for the 2001 Restructuring Plan are as follows (in thousands):

                                                                            Utilized
                                       Original     Additional     --------------------------       Balance
                                       Provision     Provision        2001           2002           9/30/02
                                      -----------   -----------    -----------    -----------    -----------
Restructuring costs:
    Impairment of long-term assets    $    33,842   $     1,490    $   (33,842)   $    (1,490)   $        --
    Plant closure costs                     1,763            --         (1,463)          (283)            17
    Severance benefits                        912            --           (912)            --             --
    Other                                     305            --           (105)          (200)            --
                                      -----------   -----------    -----------    -----------    -----------
                                           36,822         1,490        (36,322)        (1,973)            17
                                      ===========   ===========    ===========    ===========    ===========

Inventory write-down                        3,714            --         (3,714)            --             --
                                      -----------   -----------    -----------    -----------    -----------

Total restructuring & other related
charges                               $    40,536   $     1,490    $   (40,036)   $    (1,973)   $        17
                                      ===========   ===========    ===========    ===========    ===========

     B.  2000 RESTRUCTURING PLAN

In December 2000, the Company recorded restructuring and other related charges totaling $46.6 million primarily related to the Company's exit from manufacturing products for export outside the North American market, international leasing and financing activities and the consolidation of certain domestic operations. During the fourth quarter of 2001, the Company recorded an additional restructuring charge of $1.4 million related to its divestiture of ETZ. During the third quarter of 2002, the Company recorded an additional restructuring charge of $0.2 million related to asset impairments on the Sheridan, Arkansas facility closed in 2000 as part of the consolidation of certain domestic operations. Details of the restructuring charges and reserve for the 2000 Restructuring Plan are as follows (in thousands):

                                                                                           Utilized
                                                  Original      Additional      ----------------------------     Balance
                                                  Provision      Provision       2000-2001          2002          9/30/02
                                                 ------------   ------------    ------------    ------------    ------------
Restructuring of majority-owned operations:
  Impairment of long-term assets                 $     20,819   $        227    $    (20,819)   $       (227)   $         --
  Loss related to equipment guarantees                  8,592             --          (3,394)            210           5,408
  Write-down of other assets & other charges            6,927             --          (5,568)           (332)          1,027
                                                 ------------   ------------    ------------    ------------    ------------
                                                       36,338            227         (29,781)           (349)          6,435
                                                 ------------   ------------    ------------    ------------    ------------

Restructuring of minority interest operations:
  Impairment of long-term assets                        5,832             --          (5,832)             --              --
  Financial guarantees                                     --          1,381              --            (369)          1,012
                                                 ------------   ------------    ------------    ------------    ------------
                                                        5,832          1,381          (5,832)           (369)          1,012
                                                 ============   ============    ============    ============    ============

Inventory write-down and other charges                  4,480             --          (4,480)             --              --
                                                 ------------   ------------    ------------    ------------    ------------

Total restructuring and other related
charges                                          $     46,650   $      1,608    $    (40,093)   $       (718)   $      7,447
                                                 ============   ============    ============    ============    ============

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



THREE MONTHS ENDED                             Retail and      Combined                     Consolidated
SEPTEMBER 30, 2002             Manufacturing  Distribution     Segments      Eliminations     Totals
                                -----------   ------------    -----------    -----------    -----------
 (unaudited)
Revenues
   External customers           $   159,251    $    82,223    $   241,474    $        --    $   241,474
   Intersegment sales                 7,142            325          7,467         (7,467)            --
                                -----------    -----------    -----------    -----------    -----------
Total Revenues                  $   166,393    $    82,548    $   248,941    $    (7,467)   $   241,474
                                ===========    ===========    ===========    ===========    ===========

Income (loss) from Operations   $     5,285    $    (3,188)   $     2,097    $         6    $     2,103
Total Assets                    $   704,285    $   393,076    $ 1,097,361    $  (470,193)   $   627,168

THREE MONTHS ENDED
SEPTEMBER 30, 2001
            (Unaudited)
Revenues
   External customers           $   154,935    $    87,010    $   241,945    $        --    $   241,945
   Intersegment sales                 8,307            340          8,647         (8,647)            --
                                -----------    -----------    -----------    -----------    -----------
Total Revenues                  $   163,242    $    87,350    $   250,592    $    (8,647)   $   241,945
                                ===========    ===========    ===========    ===========    ===========

Income (loss) from Operations   $   (82,408)   $    (7,292)   $   (89,700)   $       921    $   (88,779)
Total Assets                    $   821,123    $   414,217    $ 1,235,340    $  (478,229)   $   757,111

NINE MONTHS ENDED
SEPTEMBER 30, 2002
            (Unaudited)
Revenues
   External customers           $   358,605    $   255,072    $   613,677    $        --    $   613,677
   Intersegment sales                21,037          3,093         24,130        (24,130)            --
                                -----------    -----------    -----------    -----------    -----------
Total Revenues                  $   379,642    $   258,165    $   637,807    $   (24,130)   $   613,677
                                ===========    ===========    ===========    ===========    ===========

Income (loss) from Operations   $   (12,911)   $   (19,974)   $   (32,885)   $       577    $   (32,308)
Total Assets                    $   704,285    $   393,076    $ 1,097,361    $  (470,193)   $   627,168

NINE MONTHS ENDED
SEPTEMBER 30, 2001
            (Unaudited)
Revenues
   External customers           $   440,349    $   256,397    $   696,746    $        --    $   696,746
   Intersegment sales                44,215            947         45,162        (45,162)            --
                                -----------    -----------    -----------    -----------    -----------
Total Revenues                  $   484,564    $   257,344    $   741,908    $   (45,162)   $   696,746
                                ===========    ===========    ===========    ===========    ===========

Income (loss) from Operations   $  (118,047)   $   (11,503)   $  (129,550)   $       753    $  (128,797)
Total Assets                    $   821,123    $   414,217    $ 1,235,340    $  (478,229)   $   757,111

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

                                                    Net Loss           Weighted
                                                    Available           Average             Loss
(Unaudited)                                         To Common           Shares           Per Share
                                                    ---------          ---------         ---------
Three Months Ended September 30, 2002

Basic                                               $  (8,728)            23,440          $(0.37)
Diluted                                             $  (8,728)            23,440          $(0.37)
                                                    =========          =========          ======

Three Months Ended September 30, 2001

Basic                                                $(61,824)            23,008          $(2.69)
Diluted                                              $(61,824)            23,008          $(2.69)
                                                    =========          =========          ======

Nine months Ended September 30, 2002

Basic                                                $(45,880)            23,166          $(1.98)
Diluted                                              $(45,880)            23,166          $(1.98)
                                                    =========          =========          ======

Nine months Ended September 30, 2001

Basic                                                $(98,623)            23,005          $(4.29)
Diluted                                              $(98,623)            23,005          $(4.29)

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

This case grows out of a joint venture agreement between BK and the Company, which was generally intended to permit BK and the Company to market the RoadRailer(R) trailer in Brazil and other areas of South America. When BK was placed into the Brazilian equivalent of bankruptcy late in 2000, the joint venture was dissolved. BK subsequently filed its lawsuit against the Company alleging that it was forced to terminate business with other companies because of the exclusivity and non-compete clauses purportedly found in the joint venture agreement. The lawsuit further alleges that Wabash did not properly disclose technology to BK and that Wabash purportedly failed to comply with its contractual obligations in terminating the joint venture agreement. In its complaint, BK asserts that it has been damaged by these alleged wrongs by the Company in the approximate amount of $8.4 million.

The Company answered the complaint in May 2001, denying any wrongdoing and pointing out that, contrary to the allegation found in the complaint, a merger of the Company and BK, or the acquisition of BK by the Company, was never the purpose or intent of the joint venture agreement between the parties; the only purpose was the business and marketing arrangement as set out in the agreement.

The Company believes that the claims asserted against it by BK are without merit and intends to defend itself vigorously against those claims. The Company believes that the resolution of this lawsuit will not have a material adverse effect on its financial position, liquidity or future results of operations; however, at this early stage of the proceeding, no assurance can be given as to the ultimate outcome of the case.

         E-Coat System

On September 17, 2001 the Company commenced an action against PPG Industries, Inc. ("PPG") in the United States District Court, Northern District of Indiana, Hammond Division at Lafayette, Indiana, Civil Action No. 4:01 CV 55. In the lawsuit, the Company alleges that it has sustained substantial damages stemming from the failure of the PPG electrocoating system (the "E-coat system") and related products that PPG provided for the Company's Huntsville, Tennessee plant. The Company alleges that PPG is responsible for defects in the design of the E-coat system and defects in PPG products that have resulted in malfunctions of the E-coat system and poor quality coatings on numerous trailers.

PPG filed a Counterclaim in that action on or about November 8, 2001, seeking damages in excess of approximately $1.35 million based upon certain provisions of the November 3, 1998 Investment Agreement between it and the Company. The Company filed a Reply to the Counterclaim denying liability for the claims asserted. The Company subsequently amended its complaint to include two additional defendants, U.S. Filter and Wheelabrator Abrasives Inc., who designed, manufactured, or provided equipment for the E-coat system.

The Company denies and is vigorously defending PPG's counterclaim. It also believes that the claims asserted in its complaint are valid and meritorious and it intends to fully prosecute those claims. The Company believes that the resolution of this lawsuit will not have a material adverse effect on its financial position, liquidity or future results of operations; however, at this early stage of the proceeding, no assurance can be given as to the ultimate outcome of the case.

Environmental

In the second quarter of 2000, the Company received a grand jury subpoena requesting certain documents relating to the discharge of wastewaters into the environment at a Wabash facility in Huntsville, Tennessee. The subpoena sought the production of documents and related records concerning the design of the facility's discharge system and the particular discharge in question. On May 16, 2001, the Company received a second grand jury subpoena that sought the production of additional documents relating to the discharge in question. The Company is fully cooperating with federal officials with respect to their investigation into the matter. The Company has received an oral communication from the government's lawyer in the matter that he intends to seek charges under the federal Clean Water Act, and he has agreed to meet with the Company to explore possible resolutions. At this time, the Company is unable to predict the outcome of the federal grand jury inquiry into this matter, but does not believe it will result in a material adverse effect on its financial position, liquidity or future results of operations; however, at this stage of the proceedings, no assurance can be given as to the ultimate outcome of the case.

On April 17, 2000, the Company received a Notice of Violation/Request for Incident Report from the Tennessee Department of Environmental Conservation
(TDEC) with respect to the same matter. The Company and TDEC negotiated a settlement agreement to resolve this matter, under which the Company paid $100,000. An accrual for this fine was recorded in 2001 and paid in October 2002.

b.       ENVIRONMENTAL

The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for the treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of September 30, 2002 and 2001, the estimated potential exposure for such costs ranges from approximately $0.5 million to approximately $1.7 million, for which the Company has a reserve of approximately $0.9 million. These reserves were primarily recorded for exposures associated with the costs of environmental remediation projects to address soil and ground water contamination.


c.       USED TRAILER RESTORATION PROGRAM

During 1999, the Company reached a settlement with the IRS related to federal excise tax on certain used trailers restored by the Company during 1996 and 1997. The Company has continued the restoration program with the same customer since 1997. The customer has indemnified the Company for any potential excise tax assessed by the IRS for years subsequent to 1997. As a result, the Company has recorded a liability and a corresponding receivable of approximately $8.3 million in the accompanying Consolidated Balance Sheets at September 30, 2002, and December 31, 2001, respectively. During 2001, the IRS completed its federal excise tax audit of 1999 and 1998 resulting in an assessment of approximately $5.4 million. The Company believes it is fully indemnified for this liability and that the related receivable is fully collectible.

 NOTE 9.    EQUIPMENT OFF BALANCE SHEET AND RELATED CUSTOMER CREDIT RISK

In certain situations, the Company sold equipment leased to others to independent financial institutions and simultaneously leased the equipment back under operating leases. All of this equipment has been subleased to customers under long-term arrangements, typically five years. As of September 30, 2002, the unamortized lease value of equipment financed under these arrangements was approximately $20.7 million. In connection with these agreements, the Company has end of term purchase options and residual guarantees of $10.8 million and $4.3 million, respectively.

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

The Company subleased equipment to a customer that became severely delinquent in its payments to the Company and, in August 2002, the customer filed for bankruptcy protection. The Company terminated its sublease agreement with this customer in July and began the process of repossessing the equipment. Accordingly, the Company recorded a charge of $6.0 million in the second quarter of 2002 related to this customer. As of September 30, 2002, the unamortized lease value of this arrangement was approximately $15.5 million for which the Company has recorded a total loss contingency of $10.4 million. While management believes that the loss contingency recorded adequately reflects the expected loss related to this customer, there can be no assurance that additional charges may not need to be taken in the future as circumstances dictate.

The Company also subleased certain highly specialized RoadRailer equipment to Amtrak, who is experiencing financial difficulties. Due to the highly specialized nature of the equipment, the recovery value of the equipment is considered to be minimal. The unamortized lease value of this arrangement is approximately $5.2 million as of September 30, 2002. The Company also has finance contracts related to this customer recorded on its September 30, 2002, balance sheet of approximately $11.0 million. As of September 30, 2002, the customer was current in its obligations to the Company. As a result, the Company has not recorded any provision for a loss on this equipment.

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

b.       USED TRAILER TRADE COMMITMENTS

The Company has commitments with customers to accept used trailers on trade for new trailer purchases. The Company's policy is to recognize losses related to these commitments, if any, at the time the new trailer revenue is recognized.

c.       ACCOUNTS RECEIVABLE

Accounts receivable includes trade receivables and amounts due under finance contracts. Provisions to the allowance for doubtful accounts are charged to general and administrative expenses on the Consolidated Statements of Operations.

d.       INVENTORIES

Inventories are primarily stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured inventory includes raw material, labor and overhead.

e.       LONG-LIVED ASSETS

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

f.       ACCRUED LIABILITIES

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


THREE MONTHS ENDED SEPTEMBER 30, 2002


         NET SALES

Consolidated net sales for the three months ended September 30, 2002, decreased by 0.2% (or $0.5 million) compared to the same period in 2001. This decrease was primarily a result of lower retail and distribution parts/service sales and lower overall new trailer revenues offset by an increase in used trailer revenues. New trailer sales for the three months ended September 30, 2002, continued to be adversely affected by the unfavorable economic conditions in the U.S. economy and weak demand. The Company believes that trailer order rates were negatively affected by customers shifting capital expenditures into Class 8 tractor orders driven by new Federal emission standards for engines that become effective October 1, 2002.

The manufacturing segment's external net sales increased 2.8% (or $4.3 million) for the three months ended September 30, 2002, compared to the same period in 2001. New trailer units sold in the third quarter of 2002 increased 14.8% to approximately 10,400 units compared to approximately 9,100 units sold during the third quarter of 2001. However, the average new trailer selling price during the third quarter of 2002 declined by approximately 10.7% versus the same period in 2001, from approximately $16,900 per unit to approximately $15,100 per unit in 2001 and 2002, respectively. The decline in average new trailer selling price was in part a result of lower revenue dollar container units being sold during the period.

The retail and distribution segment's external net sales decreased 5.5% (or $4.8 million) for the three months ended September 30, 2002, compared to the same period in 2001. The decrease is primarily due to decreases of 15.9% (or $4.0 million) in branch new trailer revenues and 12.0% (or $2.1 million) in branch parts/service revenues, partially offset by a 7.2% (or $1.4 million) increase in branch used trailer revenues. The decrease in new trailer revenues was primarily due to a 21.6% decline in units sold from approximately 1,300 units in 2001 to approximately 1,000 units in 2002, offset in part by a 7.3% increase in the average sales price per unit to approximately $20,800 in 2002 from approximately $19,400 in 2001. The decrease in parts/service revenues can be attributed to fewer locations offering these services in 2002 and a 5.7% decrease in same-store revenues ($182,000 per store in 2002 compared to $193,000 per store in 2001). The increase in used trailer revenues is the result of the continued effort to reduce used trailer inventories, which is demonstrated by a 35.5% (or 1,100 units) increase in units sold.

         GROSS PROFIT (LOSS)

Gross profit (loss) as a percentage of net sales totaled 9.0% for the three months ended September 30, 2002 compared to a (13.5%) for the same period in 2001. This improvement was primarily attributable to the following factors:

         o Inventory valuation charges of $28.5 million recorded during the third quarter of 2001 associated with the Company's decision to aggressively reduce used trailer inventories versus $1.0 million recorded during the third quarter of 2002;

         o Restructuring related charges of $3.7 million recorded in 2001 for inventory valuation related to the closed manufacturing facilities in Huntsville, Tennessee and Fort Madison, Iowa;

         o Lower manufacturing costs per unit during 2002 and changes in product mix, resulting in higher new trailer margins; and

         o        Improved used trailer margins during 2002.


         RESTRUCTURING CHARGE

Restructuring charge for the three months ended September 30, 2002, was $1.7 million as compared to $36.8 million during the same period in 2001. The 2002 expense includes additional asset impairments for the Sheridan, Arkansas and Huntsville, Tennessee properties being held for sale. The Company has been marketing these properties for approximately one year. The additional asset impairment expense recorded in 2002 was necessary to reflect the assets at their current market value based on recent offers for the properties. The 2001 expense relates to charges taken for asset impairments as part of the Company's 2001 restructuring plan, which resulted in the closing of manufacturing facilities in Huntsville, Tennessee and Fort Madison, Iowa and a parts distribution facility in Montebello, California.


         OTHER INCOME (EXPENSE)

Interest expense for the three months ended September 30, 2002, was $8.5 million as compared to $5.3 million during the same period in 2001. This increase was primarily driven by higher interest rates for the Company's bank term loan and senior notes, which were restructured in April 2002, combined with interest expense associated with capital leases recorded by the Company in December 2001.

Foreign exchange gains and losses, net were net losses of $1.8 million for the three months ended September 30, 2002 and $1.2 million for the same period in 2001. The increased losses in 2002 reflect a weakening in the Canadian Dollar, as it relates to operating activities of the Company's Canadian retail branches.

Equity in losses of unconsolidated affiliate for the three months ended September 30, 2002, was $0 compared to a loss of $1.8 million during the same period in 2001. This change is the result of the Company's divestiture of its German subsidiary ETZ on January 11, 2002.

         TAXES

The Company recorded no benefit from income taxes for the three months ended September 30, 2002, as compared to income tax benefit of $35.9 million for the same period in 2001. The Company generated significant tax net operating losses
(NOL) in 2001 in excess of those which could be utilized through carryback claims and, after analyzing the future realizability of the remaining tax assets, the Company determined that the recording of a full, 100% valuation allowance was appropriate. The Company believes that the realizability of future benefits associated with NOLs generated in 2002 is uncertain, and, accordingly, has recognized no income tax benefit for the three months ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002

         NET SALES

Consolidated net sales for the nine months ended September 30, 2002 decreased by 11.9% (or $83.1 million) compared to the same period in 2001. This decrease was primarily a result of lower new trailer unit sales in the Company's manufacturing and retail distribution segments, as well as a lower average selling price per new trailer unit in the Company's manufacturing segment. New trailer sales for the nine months ended September 30, 2002, continued to be adversely affected by the unfavorable economic conditions in the U.S. economy and weak demand. The Company believes that trailer order rates are being negatively affected by customers shifting capital expenditures into Class 8 tractor orders driven by new Federal emission standards for engines that become effective October 1, 2002.

The manufacturing segment's external net sales decreased 18.6% (or $81.7 million) for the nine months ended September 30, 2002, compared to the same period in 2001. The decrease is primarily due to a 8.4% decrease in the average new trailer selling price of approximately $16,700 per unit during the nine months ended September 30, 2001, to approximately $15,300 per unit for the comparable period ended September 30, 2002. The decline in average new trailer selling price was in part a result of lower revenue dollar container units being sold during the first nine months of 2002. The decrease in net sales was also due to a decline in the number of units sold from approximately 26,100 units during the nine months ended September 30, 2001 to approximately 23,100 units during the nine months ended September 30, 2002.

The retail and distribution segment's external net sales decreased 0.5% (or $1.3 million) for the nine months ended September 30, 2002, compared to the same period in 2001. The decrease is primarily due to decreases of 17.2% (or $13.4 million) in branch new trailer revenues and 15.4% (or $8.4 million) in branch parts/service revenues, almost offset by a 44.4% (or $21.1 million) increase in branch used trailer revenues. The decrease in new trailer revenues was primarily due to a 27.4% decline in units sold from approximately 4,000 units in 2001 to approximately 2,900 units in 2002, offset in part by a 14.0% increase in the average sales price per unit to approximately $22,000 in 2002 from approximately $19,300 in 2001. The decrease in parts/service revenues can be attributed to a 10.3% decrease in same-store revenues ($182,000 per store is 2002 compared to $203,000 per store in 2001) and fewer locations offering these services in 2002. The increase in used trailer revenues is the result of the continued effort to reduce used trailer inventories, which is demonstrated by a 93.4% (or approximately 6,700 units) increase in units sold.

         GROSS PROFIT (LOSS)

Gross profit (loss) as a percentage of net sales totaled 4.6% for the nine months ended September 30, 2002, compared to a (5.0%) for the same period in 2001. This improvement was primarily attributable to the following factors:

         o Inventory valuation charges of $42.5 million recorded during 2001, compared to $7.0 million in 2002 associated with the Company's decision to aggressively reduce used trailer inventories;

         o Restructuring related charges of $3.7 million recorded in 2001 for inventory valuation related to the closed manufacturing facilities in Huntsville, Tennessee and Fort Madison, Iowa;

         o Increased margins in the Company's parts distribution business, due in part to a 2001 charge of $2.0 million for inventory valuation adjustments taken in its parts distribution business;

         o Lower manufacturing costs per unit during 2002 and changes in product mix, resulting in a higher new trailer margins; and

         o        Improved used trailer margins during 2002; offset by

         o A $6.0 million charge recorded in 2002 for loss lease contingencies related to the Company's financing business.

         RESTRUCTURING CHARGE

Restructuring charge for the nine months ended September 30, 2002, was $1.7 million as compared to $36.8 million during the same period in 2001. The 2002 expense includes additional asset impairments for the Sheridan, Arkansas and Huntsville, Tennessee properties being held for sale. The Company has been marketing these properties for approximately one year. The additional asset impairment expense recorded in 2002 was necessary to reflect the assets at their current market value based on recent offers for the properties. The 2001 expense relates to charges taken for asset impairments as part of the Company's 2001 restructuring plan, which resulted in the closing of manufacturing facilities in Huntsville, Tennessee and Fort Madison, Iowa and a parts distribution facility in Montebello, California.

         OTHER INCOME (EXPENSE)

Interest expense for the nine months ended September 30, 2002, was $22.0 million, as compared to $16.5 million during the same period in 2001. This increase was primarily driven by higher interest rates for the Company's bank term loan and senior notes, which were restructured in April 2002, combined with interest expense associated with capital leases recorded by the Company in December 2001.

Trade receivables facility costs related to the Company's trade accounts receivables facility, were $3.9 million in the nine months ended September 30, 2002, compared to $1.8 million during the same period in 2001. This increase is primarily attributable to costs incurred in connection with the Company's restructuring of this facility in April 2002.

Foreign exchange gains and losses, net was a net gain of $.1 million for the nine months ended September 30, 2002, as compared to a net loss of $1.9 million for the same period in 2001. The losses in 2001 reflect a weakening of the Canadian Dollar, as it relates to operating activities of the Company's Canadian retail branches. Foreign currency rates have changed only slightly from December 31, 2001, to September 30, 2002.

Equity in losses of unconsolidated affiliate for the nine months ended September 30, 2002, was $0 compared to a loss of $6.1 million during the same period in 2001. This change is the result of the Company's divestiture of its German subsidiary ETZ on January 11, 2002.

         TAXES

The benefit from income taxes for the nine months ended September 30, 2002 and 2001 was $11.9 million and $57.1 million, respectively. For the nine months ended September 30, 2001, the effective rate of benefit recorded of 36.9% exceeded the Federal statutory rate of 35% primarily due to state income taxes. For 2002, the benefit recorded represents an additional realizable Federal net operating loss (NOL) carry-back claim filed and liquidated under the provisions of the Job Creation and Worker Assistance Act of 2002, which revised the permitted carry-back period for NOLs generated during 2001 from two years to five years. Because of uncertainty related to the realizability of NOLs generated in 2001 in excess of those utilized through carry-back claims, the related tax assets were made subject to a 100% valuation allowance. The Company believes that the realizability of future benefits associated with NOLs generated in 2002 is uncertain, and, accordingly, has recognized no income tax benefit for the nine months ended September 30, 2002, for NOLs for which carry-back claims are not available.

LIQUIDITY AND CAPITAL RESOURCES

The Company has taken aggressive steps toward improving its liquidity position during 2002, including the liquidation and normalization of its inventory of used trailers, improved working capital management and controlled capital expenditures. Accordingly, the Company's liquidity position has improved since the end of 2001 from approximately $24 million as of December 31, 2001, to approximately $79 million as of September 30, 2002. The Company defines liquidity as cash on hand and available borrowings under its existing credit facilities.

As part of the Company's focus on debt reduction, it has repaid $56.4 million in debt during the nine months ended September 30, 2002. As of September 30, 2002, the Company's total debt and capital lease obligations were $363.4 million.

The Company continues to pursue opportunities to divest of non-core assets in order to reduce indebtedness. The Company is in the final stages of negotiating the potential divestiture of its rental and leasing operations and expects to enter into a definitive agreement before the end of 2002. The net book value of the rental and leasing assets is approximately $71 million and is included in 'Equipment Leased to Others, net' on the Company's September 30, 2002, balance sheet. Cash consideration for the sale of these assets will be used entirely to reduce indebtedness. The transaction must be approved by all of the Company's lenders and the Board of Directors.

Management is also in various stages of divesting of other non-core assets such as the Company's wood flooring operations, certain retail finance contracts, the corporate aircraft and certain closed retail and manufacturing facilities. Such dispositions could generate proceeds in excess of $100 million which would be used to further reduce the Company's indebtedness. All transactions are subject to lender and Board of Director approval. There can be no assurance that the Company will be successful in divesting any of these assets.

As of September 30, 2002, the Company was in compliance with all covenants under its credit facilities. However, based upon the Company's 2002 financial results and the potential divestiture of the rental and leasing operations, management anticipates that the Company will not be in compliance with one or more of its financial covenants as of January 2003. Accordingly, the Company is currently in discussions with its lenders to amend certain financial covenants to take into account these conditions.

If the Company is unsuccessful in amending its financial covenants and is determined to be in default under its credit agreements, it may have difficulty meeting working capital needs, capital expenditure requirements and interest and principal payments on indebtedness during the next twelve months. Further, a default under the terms of the credit agreements would give the lenders certain rights with respect to the encumbered assets of the business, as well as the ability to accelerate principal payments. Management anticipates that it will favorably amend its financial covenants prior to year-end. However, there can be no assurances that this will be accomplished successfully.

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

DEBT RESTRUCTURING

In April 2002, the Company entered into an agreement with its lenders to restructure its existing revolving credit facility and Senior Series Notes and waive violations of its financial covenants through March 30, 2002. The amendment changed debt maturity and principal payment schedules; provided for all unencumbered assets to be pledged as collateral equally to the lenders; increased the cost of funds; and requires the Company to meet certain additional financial conditions, among other items. The amended agreement also contains restrictions on acquisitions and the payment of preferred stock dividends.

The Company's existing $125 million Revolving Credit facility was restructured into a $107 million term loan (Bank Term Loan) and an $18 million revolving credit facility (Bank Line of Credit). The Bank Term Loan and Bank Line of Credit both mature on March 30, 2004, and are secured by all of the formerly unencumbered assets of the Company. Interest on the $107 million Bank Term Loan is variable based upon the adjusted London Interbank Offered Rate ("LIBOR") plus 380 basis points and is payable monthly. Interest on the borrowing under the $18 million Bank Line of Credit is based upon adjusted LIBOR plus 355 basis points or the agent bank's alternative borrowing rate as defined in the agreement and is payable monthly. There were outstanding borrowings of $3.0 million under this facility as of September 30, 2002.

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

The Company is required to make principal payments of approximately $3.8 million during the remainder of 2002 and approximately $58 million during 2003 on the Bank Term Loan and Senior Series Notes. The monthly principal payments are applied on a pro-rata basis to the Bank Term Loan and Senior Series Notes. In addition, principal payments will be made from excess liquidity, as defined in the agreement, on a quarterly basis. Such additional payments will also be applied on a pro-rata basis to the Bank Term Loan and Senior Series Notes.

The Company's new debt agreements contain restrictions on excess liquidity, the amount of new finance contracts the Company can enter into (not to exceed $5 million within any twelve month period), the payment of preferred stock dividends, and other restrictive covenants. These other restrictive covenants contain minimum requirements related to the following items, as defined in the agreement: Earnings Before Interest, Taxes, Depreciation and Amortization; quarterly equity positions; debt to asset ratios; interest coverage ratios; and capital expenditure amounts. These covenants became effective in April 2002, and become more restrictive in 2003.

In April 2002, the Company entered into an amendment of its sale and leaseback agreement with an independent financial institution related to its trailer rental fleet to waive financial covenant violations through March 30, 2002 and amend the terms of the existing agreement. The amendment provided for increased pricing and conforms the financial covenants to those in the amended Bank Term Loan, Bank Line of Credit and Senior Series Notes agreements described above. Further, the term of the facility was reduced from June 2006 to January 2005. Assuming all renewal periods are elected, the Company will make payments under this facility of $14.7 million, $12.2 million and $11.7 million in 2002, 2003 and 2004, respectively.

In April 2002, the Company replaced its existing $100 million receivable securitization facility with a new two year $110 million Trade Receivables Facility. The new facility allows the Company to sell, without recourse, on an ongoing basis predominantly all of its domestic accounts receivable to a wholly-owned, bankruptcy remote special purpose entity (SPE). The SPE sells an undivided interest in receivables to an outside liquidity provider who, in turn, remits cash back to the SPE for receivables eligible for funding. This new facility includes financial covenants identical to those in the amended Bank Term Loan, Bank Line of Credit and Senior Series Notes. There were no outstanding borrowings under this facility as of September 30, 2002.

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

CONTRACTUAL CASH OBLIGATIONS

A summary of payments due by period of the Company's contractual obligations and commercial commitments as of September 30, 2002, is shown in the table below. The table reflects the obligations under the amended and restated credit agreement, which was effective April 2002.

         CONTRACTUAL CASH OBLIGATIONS

          $ Millions               2002         2003         2004         2005      Thereafter      Total
                                ----------   ----------   ----------   ----------   ----------   ----------
DEBT (excluding interest):
   Trade Receivables Facility   $       --   $       --   $       --   $       --   $       --   $       --
   Mortgages & Other Notes             3.8          3.5          3.4          3.5          7.1         21.3
   Payable
   Revolving Bank Line of
   Credit and Bank Term Loan           1.3         19.9         61.1           --           --         82.3
   Senior Series Notes                 2.5         38.2         73.8         27.1         52.5        194.1
                                ----------   ----------   ----------   ----------   ----------   ----------
       TOTAL DEBT               $      7.6   $     61.6   $    138.3   $     30.6   $     59.6   $    297.7
                                ==========   ==========   ==========   ==========   ==========   ==========
OTHER:
       Capital Lease
         Obligations                  14.8         12.2         11.7         32.9           --         71.6

       Operating Leases                3.1         11.0          9.3          5.5          4.2         33.1
                                ----------   ----------   ----------   ----------   ----------   ----------
                  TOTAL OTHER   $     17.9   $     23.2   $     21.0   $     38.4   $      4.2   $    104.7
                                ==========   ==========   ==========   ==========   ==========   ==========
                  TOTAL         $     25.5   $     84.8   $    159.3   $     69.0   $     63.8   $    402.4
                                ==========   ==========   ==========   ==========   ==========   ==========

OTHER COMMERCIAL COMMITMENTS

          $ Millions             2002         2003         2004         2005      Thereafter     Total
                              ----------   ----------   ----------   ----------   ----------   ----------
        Letters of credit     $       --   $       --   $     29.0   $       --   $       --   $     29.0
        Residual guarantees          1.0          3.6          8.3          5.3         15.6         33.8
                              ----------   ----------   ----------   ----------   ----------   ----------
                  TOTAL       $      1.0   $      3.6   $     37.3   $      5.3   $     15.6   $     62.8
                              ==========   ==========   ==========   ==========   ==========   ==========

EXPLANATION OF CASH FLOW

The Company's cash position increased $2.3 million, from $11.1 million in cash and cash equivalents at December 31, 2001, to $13.4 million as of September 30, 2002. This increase was due to cash provided by operating and investing activities of $62.1 million and $0.7 million, respectively, offset by cash used in financing activities of $60.5 million.

         OPERATING ACTIVITIES

Net cash provided by operating activities of $62.1 million during the nine months ended September 30, 2002, was primarily the result of changes in working capital along with the add back of non-cash charges, including depreciation and amortization, trailer valuation charges, loss contingencies and provision for losses on accounts receivable and finance contracts, offset somewhat by the Company's net loss. Cash provided by working capital was primarily the result of the collection of $24.6 million of income tax refunds during the period as well as the net impact of normal fluctuations in accounts receivable, inventories and accounts payable.

         INVESTING ACTIVITIES

Net cash provided by investing activities of $0.7 million during the nine months ended September 30, 2002, was primarily due to proceeds from sales of leased equipment and assets held for sale and principal payments received on finance contracts, offset by capital expenditures, net additions to the Company's trailer rental fleet and the origination of finance contracts.

         FINANCING ACTIVITIES

Net cash used in financing activities of $60.5 million during the nine months ended September 30, 2002, was primarily due to net payments under the revolving bank line of credit resulting from net operating cash inflows, payments under capital lease obligations, pay-off of the receivable securitization facility and scheduled principle payments under the Company's other borrowing arrangements.


OTHER

EQUIPMENT OFF BALANCE SHEET AND RELATED CUSTOMER CREDIT RISK

In certain situations, the Company sold equipment leased to others to independent financial institutions and simultaneously leased the equipment back under operating leases. All of this equipment has been subleased to customers under long-term arrangements, typically five years. As of September 30, 2002, the unamortized lease value of equipment financed under these arrangements was approximately $20.7 million. In connection with these agreements, the Company has end of term purchase options and residual guarantees of $10.8 million and $4.3 million, respectively.

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

The Company subleased equipment to a customer that became severely delinquent in its payments to the Company and, in August 2002, the customer filed for bankruptcy protection. The Company terminated its sublease agreement with this customer in July and began the process of repossessing the equipment. Accordingly, the Company recorded a charge of $6.0 million in the second quarter of 2002 related to this customer. As of September 30, 2002, the unamortized lease value of this arrangement was approximately $15.5 million for which the Company has recorded a total loss contingency of $10.4 million. While management believes that the loss contingency recorded adequately reflects the expected loss related to this customer, there can be no assurance that additional charges may not need to be taken in the future as circumstances dictate.

The Company also subleased certain highly specialized RoadRailer equipment to Amtrak, who is experiencing financial difficulties. Due to the highly specialized nature of the equipment, the recovery value of the equipment is considered to be minimal. The unamortized lease value of this arrangement is approximately $5.2 million as of September 30, 2002. The Company also has finance contracts related to this customer recorded on its September 30, 2002, balance sheet of approximately $11.0 million. As of September 30, 2002, the customer was current in its obligations to the Company. As a result, the Company has not recorded any provision for a loss on this equipment.

BACKLOG

The Company's backlog of orders was approximately $95.3 million and $142.1 million at September 30, 2002, and December 31, 2001, respectively. The Company expects to fill a majority of its backlog within the next twelve months. The Company's criteria for determining backlog reflects: (1) only orders that have been confirmed by the customer in writing, and (2) orders that will be included in the Company's production schedule during the next 18 months.


NEW ACCOUNTING PRONOUNCEMENTS

a.       INTANGIBLE ASSETS

The Company adopted Statement of Accounting Standards (SFAS) No. 142. Goodwill and Other Intangible Assets, as of January 1, 2002. This new standard changes the accounting for goodwill from an amortization method to an impairment-only approach, and introduces a new model for determining impairment charges. SFAS No. 142 requires completion of the initial step of a transitional impairment test within six months of the adoption of this standard and, if applicable, completion of the final step of the adoption by December 31, 2002. Goodwill amortization expense was $0.0 million and $0.5 million for the three months ended September 30, 2002, and 2001, respectively, and $0.0 million and $1.3 million for the nine months ended September 30, 2002 and 2001, respectively. The Company completed the initial transition impairment test as of June 30, 2002. The results of this test indicate that the Company had no impairment of its goodwill as of the date of adoption. The Company will perform annual impairment tests, as required under SFAS No. 142, and review its goodwill for impairment when circumstances indicate that the fair value has declined significantly.

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

e.       TERMINATION BENEFITS AND EXIT COSTS

In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force
(EITF) Issue No., 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 generally requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the effects, if any, that this standard will have on its results of operations or financial position.

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

CORPORATE REALIGNMENT

In July 2002, the Company announced that it will close its Retail and Distribution business unit office in St. Louis, Missouri and transfer the administrative functions to Lafayette, Indiana. The decision to integrate the St. Louis office is part of the Company's overall plan to align the corporate structure with the long-term goals of the organization. The transition is anticipated to be completed by the end of 2002. In the third quarter of 2002, the Company recorded approximately $1.0 million for severance and other exit costs.

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

b.       INTEREST RATES

As of September 30, 2002, the Company had approximately $127 million of London Interbank Offered Rate (LIBOR) based debt outstanding under its various financing agreements. A hypothetical 100 basis-point increase in the floating interest rate from the current level would correspond to a $1.3 million increase in interest expense over a one-year period. This sensitivity analysis does not account for the change in the Company's competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

c.       FOREIGN EXCHANGE RATES

Effective with the divestiture of its German subsidiary in January 2002, the Company has ceased any foreign currency forward contracts related to its former European activities. In addition, in light of the Breadner acquisition in 2001, the Company continues to review its foreign currency exposure related to the Canadian dollar. The Company does not hold or issue derivative financial instruments for speculative purposes. As of September 30, 2002, the Company had no foreign currency forward contracts outstanding.

ITEM 4.  CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Company have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

Since the Evaluation Date, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

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

This case grows out of a joint venture agreement between BK and the Company, which was generally intended to permit BK and the Company to market the RoadRailer(R) trailer in Brazil and other areas of South America. When BK was placed into the Brazilian equivalent of bankruptcy late in 2000, the joint venture was dissolved. BK subsequently filed its lawsuit against the Company alleging that it was forced to terminate business with other companies because of the exclusivity and non-compete clauses purportedly found in the joint venture agreement. The lawsuit further alleges that Wabash did not properly disclose technology to BK and that Wabash purportedly failed to comply with its contractual obligations in terminating the joint venture agreement. In its complaint, BK asserts that it has been damaged by these alleged wrongs by the Company in the approximate amount of $8.4 million.

The Company answered the complaint in May 2001, denying any wrongdoing and pointing out that, contrary to the allegation found in the complaint, a merger of the Company and BK, or the acquisition of BK by the Company, was never the purpose or intent of the joint venture agreement between the parties; the only purpose was the business and marketing arrangement as set out in the agreement.

The Company believes that the claims asserted against it by BK are without merit and intends to defend itself vigorously against those claims. The Company believes that the resolution of this lawsuit will not have a material adverse effect on its financial position, liquidity or future results of operations; however, at this early stage of the proceeding, no assurance can be given as to the ultimate outcome of the case.

         E-Coat System

On September 17, 2001, the Company commenced an action against PPG Industries, Inc. ("PPG") in the United States District Court, Northern District of Indiana, Hammond Division at Lafayette, Indiana, Civil Action No. 4:01 CV 55. In the lawsuit, the Company alleges that it has sustained substantial damages stemming from the failure of the PPG electrocoating system (the "E-coat system") and related products that PPG provided for the Company's Huntsville, Tennessee plant. The Company alleges that PPG is responsible for defects in the design of the E-coat system and defects in PPG products that have resulted in malfunctions of the E-coat system and poor quality coatings on numerous trailers.

PPG filed a Counterclaim in that action on or about November 8, 2001, seeking damages in excess of approximately $1.35 million based upon certain provisions of the November 3, 1998, Investment Agreement between it and the Company. The Company filed a Reply to the Counterclaim denying liability for the claims asserted. The Company subsequently amended its complaint to include two additional defendants, U.S. Filter and Wheelabrator Abrasives Inc., who designed, manufactured, or provided equipment for the E-coat system.

The Company denies and is vigorously defending PPG's counterclaim. It also believes that the claims asserted in its complaint are valid and meritorious and it intends to fully prosecute those claims. The Company believes that the resolution of this lawsuit will not have a material adverse effect on its financial position, liquidity or future results of operations; however, at this early stage of the proceeding, no assurance can be given as to the ultimate outcome of the case.

         Environmental

In the second quarter of 2000, the Company received a grand jury subpoena requesting certain documents relating to the discharge of wastewaters into the environment at a Wabash facility in Huntsville, Tennessee. The subpoena sought the production of documents and related records concerning the design of the facility's discharge system and the particular discharge in question. On May 16, 2001, the Company received a second grand jury subpoena that sought the production of additional documents relating to the discharge in question. The Company is fully cooperating with federal officials with respect to their investigation into the matter. The Company has received an oral communication from the government's lawyer in the matter that he intends to seek charges under the federal Clean Water Act, and he has agreed to meet with the Company to explore possible resolutions. At this time, the Company is unable to predict the outcome of the federal grand jury inquiry into this matter, but does not believe it will result in a material adverse effect on its financial position, liquidity or future results of operations; however, at this stage of the proceedings, no assurance can be given as to the ultimate outcome of the case.

On April 17, 2000, the Company received a Notice of Violation/Request for Incident Report from the Tennessee Department of Environmental Conservation
(TDEC) with respect to the same matter. The Company and TDEC negotiated a settlement agreement to resolve this matter, under which the Company paid $100,000. An accrual for this fine was recorded in 2001 and paid in October 2002.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not Applicable

(b)      Not Applicable

(c)      Recent Sales of Equity Securities of the Registrant

         On September 15, 2002, the Company converted its 130,041 issued and outstanding shares of Series C 5.5% Cumulative Convertible Exchangeable Preferred Stock (the "Series C Stock") into 2,589,687 shares of the Company's common stock. The Series C Stock converted into common stock at the rate of approximately 20 shares of common stock for each full share of preferred stock based on the then current conversion price of $5.16. At conversion, accrued and unpaid dividends, along with applicable interest, with respect to shares of Series C Stock were converted into 69,513 shares of common stock based on the then conversion price of $5.16. The Company did not receive any additional consideration at the time of conversion of the Series C Stock. The initial sale of the Series C Stock was exempt from registration under
         Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and the conversion of the Series C Stock into the Company's common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

(d)      Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a)      Not Applicable

(b) The Company is in arrears with respect to payment of dividends on the following classes of preferred stock as of November 13, 2002:

         Series B 6% Cumulative Convertible Exchangeable Preferred Stock - $528,000

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:


(b)      Reports on Form 8-K:

1. Form 8-K filed August 14, 2002 reporting under Item 7: Financial Statements, Pro Forma Financial Information and Exhibits and Item 9:
         Regulation FD Disclosure.

2.       Form 8-K filed October 7, 2002 reporting under Item 9: Regulation FD
         Disclosure

3. Form 8-K filed November 12, 2002 reporting under Item 9: Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WABASH NATIONAL CORPORATION

     Date:  November 13, 2002            By:  /s/ Mark R. Holden
            -----------------                 ----------------------------------
                                              Mark R. Holden
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Accounting Officer
                                              And Duly Authorized Officer)

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William P. Greubel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wabash National Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                       /s/William P. Greubel
                                       ----------------------------------------
                                       William P. Greubel
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark R. Holden, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wabash National Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
                                     /s/Mark R. Holden
                                     -------------------------------------------
                                     Mark R. Holden
                                     Senior Vice President and Chief Financial
                                      Officer
                                     (Principal Financial Officer)