Form 10-K
period 2002-12-31
WABASH NATIONAL CORP /DE
filed 2003-04-15
CIK 879526

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
      [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

      [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No___.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No____.

      The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2002 was $230,188,920 based upon the closing price of the Company's common stock as quoted on the New York Stock Exchange composite tape on such date.

      The number of shares outstanding of the registrant's Common Stock as of April 4, 2003 was 25,661,565.

      Part III of this Form 10-K incorporates by reference certain portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be filed within 120 days after December 31, 2002.

================================================================================

                                TABLE OF CONTENTS

                           WABASH NATIONAL CORPORATION
                            FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 2002


                                                                                                   PAGES
PART I.

Item 1.    Business..............................................................................      4

Item 2.    Properties............................................................................     11

Item 3.    Legal Proceedings.....................................................................     11

Item 4     Submission of Matters to Vote of Security Holders.....................................     13

PART II.

Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters..............     13

Item 6.    Selected Financial Data...............................................................     14

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations..........................................................................     15

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk............................     32

Item 8.    Financial Statements and Supplementary Data...........................................     33

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure..........................................................................     68

PART III.

Item 10.   Directors and Executive Officers of the Registrant....................................     68

Item 11.   Executive Compensation................................................................     68

Item 12.   Security Ownership of Certain Beneficial Owners and Management........................     68

Item 13.   Certain Relationships and Related Transactions........................................     69

Item 14.   Controls and Procedures...............................................................     69

PART IV.

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................     69

SIGNATURES ......................................................................................     72

PART I

Disclosure Regarding Forward-Looking Statements. This report, including documents incorporated herein by reference, contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission (SEC) or otherwise. The words "believe," "expect," "anticipate," and "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, information regarding revenues, income or loss, capital expenditures, acquisitions, number of retail branch openings, plans for future operations, financing needs or plans, liquidity, the impact of inflation and plans relating to services of the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Statements in this report, including those set forth in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", describe factors, among others, that could contribute to or cause such differences.

ITEM 1 -- BUSINESS

      Wabash National Corporation ("Wabash" or "Company") designs, manufactures and markets standard and customized truck trailers and intermodal equipment under the Wabash(R), Fruehauf(R) and RoadRailer(R) trademarks. The
Company's wholly-owned subsidiary Wabash National Trailer Centers (WNTC), formerly known as North American Trailer Centers(TM), sells new and used trailers through its retail network, provides maintenance service for its own and competitors' trailers and related equipment, and offers rental and leasing programs to its customers for new and used trailers. Wabash also purchases and produces aftermarket parts which its sells through its Wabash National Parts division as well as WNTC.

      Wabash seeks to identify and produce proprietary products in the trucking, intermodal and rail industries that offer added value to customers and, therefore, have the potential to generate higher profit margins than those associated with standardized products. Wabash has developed and/or acquired several proprietary products and processes that, it believes, are recognized within its markets as providing additional value to users as compared to conventional product offerings. While the Company believes it is a competitive producer of standardized products, it emphasizes the development and manufacture of distinctive and more customized products and believes that it has the engineering and manufacturing capability to produce these products efficiently. The Company expects to continue a program of product development and selective acquisitions of quality proprietary products that distinguish the Company from its competitors and provide opportunities for enhanced profit margins.

      The Company's factory-owned retail distribution network provides opportunities to effectively distribute its products and also offers national service and support capabilities for customers. The retail sale of new and used trailers, aftermarket parts and maintenance service generally provides enhanced margin opportunities. The retail distribution network also offers long and short term leasing for new and used trailers.

      Wabash was incorporated in Delaware in 1991 and is the successor by merger to a Maryland corporation organized in 1985. Wabash operates in two segments: (1) manufacturing and (2) retail and distribution. Financial results by segment and financial information regarding geographic areas and export sales are discussed in detail within Footnote 19, Segment Reporting, of the accompanying Consolidated Financial Statements. Additional information concerning the Company can be found on the Company's website at www.wabashnational.com. The Company makes its electronic filings with the SEC, including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, available on its website free of charge as soon as practicable after it files or furnishes them with the SEC. Information on the website is not part of this Form 10-K.

Manufacturing

      The Company believes that it is one of the largest manufacturers of truck trailers. Wabash markets its products directly, and through independent dealers and company-owned retail locations to truckload and less-than-truckload (LTL) common carriers, private fleet operators, leasing companies, package carriers and intermodal carriers including railroads. The Company has established significant relationships as a supplier to many large customers in the transportation industry, including, but not limited to, the following:

      - Truckload Carriers: Schneider National, Inc.; Werner Enterprises, Inc.; Swift Transportation Corporation; J.B. Hunt Transport Services, Inc.; Heartland Express, Inc.; Crete Carrier Corporation; Knight Transportation, Inc.; USXpress Enterprises, Inc.; Frozen Food Express Industries (FFE); Interstate Distributor Co.

      - Leasing Companies: Transport International Pool (TIP); Penske Truck Leasing; Transport Services, Inc.

      - Private Fleets: Safeway; Home Depot; The Kroger Company; Sysco Corporation.

      - Less-Than-Truckload Carriers: Roadway Express, Inc.; Old Dominion Freight Line, Inc.; GLS Leasco; Yellow Services, Inc.; SAIA Motor Freightlines Inc.; Vitran Express.

      - North American Intermodal Carriers and Railroads: Triple Crown Services (Norfolk Southern); National Rail Passenger Corp. (Amtrak); Burlington Northern Santa Fe Railroad; Canadian National Railroad; Transportacion Martima Mexicana (TMM); Alliance Shippers.

Retail and Distribution

      As of December 31, 2002 the Company had 39 factory-owned retail outlets mostly in major, metropolitan markets as well as two rental locations. The Company believes it has the largest North American company-owned distribution system in the industry that sells used trailers, aftermarket parts and maintenance service.

      The Company believes that the retail sale of new and used trailers, aftermarket parts and maintenance service will generally produce higher gross margins and tend to be more stable in demand than the manufacturing segment. The Company also provides or makes available rental and leasing programs primarily to retail customers for used trailers, through its subsidiary, Apex Trailer Leasing and Rentals, L.P. Leasing can be less volatile than the sale of equipment while at the same time providing the Company with an additional channel of distribution for used trailers taken in trade on the sale of new trailers.

THE TRUCK TRAILER INDUSTRY

      The United States market for truck trailers and related products has historically been cyclical and has been affected by overall economic conditions in the transportation industry as well as regulatory changes. The first half of 2002 reflected the residual effect of the decline in demand in 2001. The second half of 2002 reflected a stabilization of capacity and a slight up swing in demand. It is believed that the decline in shipments from 2000 to 2001 represents the largest decline in recent history.

      Management believes that customers historically have replaced trailers in cycles that run from approximately five to 12 years, depending on warranty, service and trailer type. Changes in both State and Federal regulation of the size, safety features and configuration of truck trailers have led to fluctuations in demand for trailers from time to time. However, the Company does not expect any significant market effects from changes in government regulation in the near term.

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

      The following table sets forth new trailer production for the Company, its nine largest competitors and for the trailer industry as a whole within North
America:


                             2002           2001        2000        1999        1998        1997
                           -------        -------     -------     -------     -------     -------
WABASH .......              27,149(4)      31,682      66,283      69,772      61,061      48,346(1)
Great Dane ...              26,000         21,650      46,698      58,454      50,513      37,237
Utility ......              17,574         16,334      28,780      30,989      26,862      23,084
Stoughton ....              10,300          6,250      15,050      14,673      11,750      11,700
Manac ........               6,900          5,865       8,052       8,200           *           *
Strick .......               5,200          5,500      10,500      11,000      10,959      10,488
Hyundai ......               4,763          5,413       6,261       5,716       5,200       3,445
Trailmobile ..               4,664(2)      13,858      28,089      31,329      23,918      18,239
Transcraft(3)                3,703          3,018       4,005       5,311       5,317       4,509
Fontaine(3) ..               3,050          3,100       6,000       6,500       5,894       5,063

Total Industry             139,658        140,084     270,817     317,388     278,821     222,550

(1) Includes production of 1,467 units by Fruehauf in 1997 prior to the acquisition by Wabash of certain assets of Fruehauf.
(2) Includes Trailmobile Canada only. Trailmobile U.S. filed for bankruptcy in 2001 and was subsequently liquidated.
(3)   Transcraft and Fontaine both build primarily platform types of trailers.
(4)   Does not include approximately 6,000 intermodal containers.
*     Data not available

      Sources: Individual manufacturer information, some of which is estimated, provided by Southern Motor Cargo Magazine (C)1999 (for 1997-1998 data) and Trailer Body Builders Magazine (C)2002 (for 1999-2002 data). Industry totals provided by Southern Motor Cargo Magazine (C)1999 (for 1997-1998 data) and A.C.T. Research Company, L.L.C. (for 1999-2002 data).

REGULATION

      Truck trailer length, height, width, maximum weight capacity and other specifications are regulated by individual states. The Federal Government also regulates certain safety features incorporated in the design of truck trailers, including regulations that require anti-lock braking systems (ABS) and that define rear impact guard standards. Manufacturing operations are subject to environmental laws enforced by federal, state and local agencies (See "Environmental Matters").

PRODUCT LINES

   Manufacturing Segment

      Since its inception, the Company has expanded its product offerings from a single product into a broad line of transportation equipment and related products and services. As a result of its long-term relationships, the Company has been able to work closely with customers to create competitive advantages through development and production of productivity-enhancing transportation equipment. The sale of new trailers through the manufacturing segment represented approximately 59.2%, 59.2% and 76.0% of net sales during 2002, 2001 and 2000, respectively. The Company's current transportation equipment product lines include the following:

      - DuraPlate(R) trailers. In late 1995, the Company introduced its DuraPlate(R) composite plate wall dry van trailer. Features of the composite plate trailer include increased durability and greater strength than the aluminum plate trailer that it replaces. The composite material is a high-density polyethylene core with a steel skin. DuraPlate(R) trailers are purchased by all segments of the dry van customer base. The Company holds a number of patents regarding its composite trailer and believes this proprietary trailer will continue to become a greater source of business.

      - Smooth aluminum vans and doubles. Smooth aluminum vans and doubles, also known as sheet and post trailers are the standard trailer product purchased by customers in most segments of the trucking industry. These products represent the most common trailer sold throughout the Company's retail distribution network.

      - Refrigerated trailers. The Company's proprietary process for building these trailers involves injecting insulating foam in the sidewalls and roof in a single process prior to assembly, which improves both the insulation capabilities and durability of the trailers. These trailers are used by refrigerated carriers specializing in the movement of commodities that require controlled temperatures such as perishable food products. They are also used by private fleets such as those operated by large grocery companies.

      - DuraPlate(R) domestic containers. During 2001 the Company entered the domestic container market through the introduction of a stackable 53 foot domestic container with DuraPlate(R) sidewalls. Domestic containers are utilized by intermodal carriers and are carried either on flat cars or stacked two-high in special "Double-Stack" railcars. The use of the proprietary DuraPlate(R) material provides significant advantages in customer appeal, cargo carrying capacity and damage resistance when compared to conventional domestic containers. The Company believes it is the only supplier offering a complete line of intermodal equipment, including the domestic container, piggyback trailers and the RoadRailer(R) intermodal system.

      - Plate trailers. Aluminum plate trailers utilize thicker and more durable sidewalls than standard sheet and post or fiberglass reinforced plywood ("FRP") construction and avoid the use of interior liners, the life of the trailer is extended and maintenance costs are significantly reduced. In addition, the post used in constructing the sidewalls of the aluminum plate trailer is much thinner and therefore provides greater interior volume than a standard sheet and post trailer. Plate trailers are used primarily by truckload carriers.

      - RoadRailer(R) equipment. The RoadRailer(R) intermodal system is a patented bimodal technology consisting of a truck trailer and detachable rail "bogie" which permits a trailer to run both over the highway and directly on railroad lines.

      - Other. The Company's other transportation equipment includes container chassis, rollerbed trailers, soft-sided trailers and converter dollies. These items are either manufactured or are acquired, either on a private label or wholesale basis for distribution through our retail network or direct to customers.

   Retail and Distribution Segment

      The Company believes it has the largest, company-owned retail and distribution network serving the truck trailer industry. Through its retail and distribution segment, the Company sells the following products:

      - Transportation Equipment - New. The Company sells new transportation equipment offered by the manufacturing segment. The Company also sells specialty trailers including tank trailers, dump trailers and platform trailers produced by third parties for Wabash. Customers for this equipment typically purchase in smaller quantities for local or regional transportation needs. The sale of new transportation equipment through the retail branch network represented approximately 9.6%, 11.9% and 6.3% of net sales during 2002, 2001 and 2000, respectively.

      - Aftermarket Parts and Service. The Company offers replacement parts and accessories and provides maintenance service both for its own and competitors' trailers and related equipment. The aftermarket parts business is less cyclical than trailer sales and generally has higher gross profit margins. The Company markets its aftermarket parts and service through its division, Wabash National Parts and WNTC. Management expects that the manufacture and sale of aftermarket parts and maintenance service will be a growing part of its product mix as the number and age of trailers in service increases. Sales of these products and service represented approximately 14.4%, 14.8% and 9.6% of net sales during 2002, 2001 and 2000, respectively.

      - Rental, Leasing and Finance. In 1991, the Company began to build its in-house capability to provide leasing programs to its customers through Wabash National Finance. In 1998, the Company began offering a rental program for used trailers, primarily on a short-term basis, through its retail branch network. During 1999, the Company began a used trailer financing program through its subsidiary, National Trailer Funding. Through this program, the Company originated finance contracts primarily with small owner-operators with contracts which typically ranged from three to five years in duration. Beginning April 2002, Wabash National

            Finance and National Trailer Funding discontinued originating new finance contracts and is unwinding existing financial contracts, which as of December 31, 2002, amounted to a $28.1 million portfolio with an average yield of approximately 11%. Leasing revenues represented approximately 4.7%, 4.9% and 2.5% of the Company's net sales during 2002, 2001 and 2000, respectively.

      - Transportation Equipment - Used. The Company sells used transportation equipment primarily taken in trade from its customers upon the sale of new trailers. The ability to remarket used equipment promotes new sales by permitting trade-in allowances and offering customers an outlet for the disposal of used equipment. During 2001 and 2002, the Company aggressively sold down its used trailer excess inventory. The sale of used trailers represented approximately 11.3%, 8.5% and 5.6% of net sales during 2002, 2001 and 2000, respectively.

CUSTOMERS

      The Company's customer base includes many of the nation's largest truckload common carriers, leasing companies, LTL common carriers, private fleet carriers, package carriers and domestic and international intermodal carriers, including railroads. The Company believes it is the sole supplier of dry van and refrigerated trailers to approximately 15 customers. Sales to these 15 customers accounted for approximately 52.1%, 57.7% and 41.8% of the Company's new trailer sales in 2002, 2001 and 2000, respectively. The retail and distribution business primarily services small and mid-sized fleets and individual owner operators in which the credit risk varies significantly from customer to customer.

      International sales, primarily to Canadian customers, accounted for approximately 9.1%, 9.2% and 3.1% of net sales during 2002, 2001 and 2000, respectively.

      The Company had one customer, JB Hunt Transport Services, Inc., that represented approximately 10.9%, 19.0% and 11.4% of net sales in 2002, 2001 and 2000, respectively. The Company's net sales in the aggregate to its five largest customers were 30.3%, 34.4% and 30.5% of its net sales in 2002, 2001 and 2000, respectively.

      Truckload common carriers include large national lines as well as regional carriers. The large national truckload carriers, who continue to gain market share at the expense of both regional carriers and private fleets, typically purchase trailers in large quantities with highly individualized specifications. Such sales represented approximately 51.0%, 55.2% and 59.7% of the Company's new trailer sales in 2002, 2001 and 2000, respectively.

      LTL carriers have experienced consolidation in recent years and the industry is increasingly dominated by a few large national and several regional carriers. Since the Highway Reauthorization Act of 1983 mandated that all states permit the use of 28-foot double trailers, there has been a conversion of nearly all LTL carriers to doubles operations. Order sizes for LTL carriers tend to be in high volume and with standard specifications. Such sales represented approximately 6.0%, 5.3% and 10.5% of new trailer sales in 2002, 2001 and 2000, respectively.

      Private fleet carriers represent the largest segment of the truck trailer industry in terms of total units, but are dominated by small fleets of one to 100 trailers. Among the larger private fleets, such as those of the large retail chain stores, automotive manufacturers and paper product manufacturers, truck trailers are often ordered with customized features designed to transport specialized commodities or goods. Such sales represented approximately 8.0%, 8.4% and 6.7% of new trailer sales in 2002, 2001 and 2000, respectively.

      Leasing companies include large national companies as well as regional and local companies. Such sales represented 4.6%, 3.2% and 4.2% of new trailer sales in 2002, 2001 and 2000, respectively.

      Retail sales of new trailers to independent operators through the Company's factory-owned distribution network provide the Company with access to smaller unit volume sales. Such sales represented approximately 14.0%, 16.8% and 7.4% of total new trailer sales in 2002, 2001 and 2000, respectively.

MARKETING AND DISTRIBUTION

      The Company markets and distributes its products through the following channels:

      -     factory direct accounts;

      -     the factory-owned distribution network; and

      -     independent dealerships.

      Factory direct accounts include larger full truckload, LTL, package and household moving carriers and certain private fleets and leasing companies. These are high volume purchasers. Historically, the Company has focused its resources on the factory direct market, where customers are highly aware of the life-cycle costs of trailer equipment and therefore are best equipped to appreciate the design and value-added features of the Company's product.

      The Company's factory-owned distribution network generates retail sales of trailers as well as leasing arrangements to smaller fleets and independent operators. This branch network enables the Company to provide maintenance and other services to customers and provides an outlet for used trailers taken in trade upon the sale of new trailers, which is a common practice with fleet customers. In addition to the 39 factory-owned retail outlets and two rental locations, the Company also sells its products through a nationwide network of approximately 40 full-line and 180 parts only independent dealerships, which generally serve the trucking and transportation industry. The dealers primarily serve intermediate and smaller sized carriers and private fleets in the geographic region where the dealer is located and on occasion may sell to large fleets. The dealers may also perform service work for many of their customers.

RAW MATERIALS

      The Company utilizes a variety of raw materials and components including steel, polyethylene, aluminum, lumber, tires and suspensions, which it purchases from a limited number of suppliers. Significant price fluctuations or shortages in raw materials or finished components may adversely affect the Company's results of operations. In 2002 and for the foreseeable future, the Company expects raw materials used in the greatest quantity will be the steel and polyethylene used in the DuraPlate(R) trailers. Currently both components are in ready supply. During 1998, the Company acquired Cloud Corporation and Cloud Oak Flooring Company, Inc. (Wabash Wood Products), which were manufacturers of laminated hardwood floors for the truck body and trailer industry. During the course of 2000, the Company increased its hardwood flooring production capacity at its Harrison, Arkansas facility in order to accommodate 100% of the Company's trailer flooring needs. The central U.S. location of the Company's plants gives Wabash a competitive advantage in the transportation cost of inbound raw materials as well as the cost of delivery of finished product as customers often use trailers coming off the assembly line to deliver freight outbound from the Midwest.

BACKLOG

      The Company's backlog of orders was approximately $208.0 million and $142.1 million at December 31, 2002 and 2001, respectively. The Company's backlog of orders for DuraPlate(R) trailers was approximately 78% and 40% of total backlog at December 31, 2002 and 2001, respectively. Orders that comprise the backlog may be subject to changes in quantities, delivery, specifications and terms. The Company's criteria for determining backlog includes: (1) only orders that have been confirmed by the customer in writing, and (2) orders that will be included in the Company's production schedule during the next 18 months. The Company expects to fill a majority of its existing backlog of orders by the end of 2003.

PATENTS AND INTELLECTUAL PROPERTY

      The Company holds or has applied for 73 patents in the United States on various components and techniques utilized in its manufacture of truck trailers. In addition, the Company holds or has applied for 101 patents in 13 foreign countries including the European patent community. The Company's patents include its proprietary DuraPlate(R) product, which the Company believes offers the Company a significant competitive advantage.

      The Company also holds or has applied for 42 trademarks in the United States as well as 35 trademarks in foreign countries. These trademarks include the Wabash(R) and Fruehauf(R) brand names as well as trademarks associated with the Company's proprietary products such as the DuraPlate(R) trailer and the RoadRailer(R) trailer.

RESEARCH AND DEVELOPMENT

      Research and development expenses are charged to earnings as incurred and were approximately $2.0 million in each of 2002, 2001 and 2000.

ENVIRONMENTAL MATTERS

      The Company is aware of soil and ground water contamination at some of its facilities. Accordingly, the Company has a reserve of approximately $0.9 million as of December 31, 2002 associated with environmental remediation at these sites. This reserve was determined based upon currently available information and management does not believe the outcome of these matters will be material to the consolidated annual results of operations or financial condition of the Company.

      In the second quarter of 2000, the Company received a grand jury subpoena requesting certain documents relating to the discharge of wastewaters into the environment at a Wabash facility in Huntsville, Tennessee, which was closed in the fourth quarter of 2001 as part of the 2001 restructuring. The subpoena sought the production of documents and related records concerning the design of the facility's discharge system and the particular discharge in question. On May 16, 2001, the Company received a second grand jury subpoena that sought the production of additional documents relating to the discharge in question. The Company is fully cooperating with federal officials with respect to their investigation into the matter. The Company received an oral communication from the government's lawyer in the matter that he intends to seek charges under the federal Clean Water Act. Subsequent to that oral communication, in December 2002 the Company and its outside counsel met with the government's lawyer to discuss potential resolutions to this matter, and the government's lawyer is now considering the information provided by the Company at that meeting. At this time, the Company is unable to predict the outcome of the federal grand jury inquiry into this matter, but does not believe it will result in a material adverse effect on its financial position, liquidity or future results of operations; however, at this stage of the proceedings, no assurance can be given as to the ultimate outcome of the case.

      On April 17, 2000, the Company received a Notice of Violation/Request for Incident Report from the Tennessee Department of Environmental Conservation
(TDEC) with respect to the same matter. The Company and TDEC negotiated a settlement agreement to resolve this matter, under which the Company paid $100,000. An accrual for this fine was recorded in 2001 and paid in October 2002.

      Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. However, the Company has evaluated its total environmental exposure based on currently available data and believes that compliance with all applicable laws and regulations will not have a materially adverse effect on its consolidated financial position and annual results of operations.

EMPLOYEES

      As of December 31, 2002, the Company had approximately 3,600 full-time associates, compared to approximately 3,500 full-time associates as of December 31, 2001. The Company had no full-time associates under a labor union contract as of December 31, 2002. The Company places a strong emphasis on employee relations through educational programs and quality control teams. The Company believes its employee relations are good.

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

      During 2001, the Company closed trailer manufacturing plants located in Ft. Madison, Iowa (255,000 sq. ft.) and Huntsville, Tennessee (287,000 sq. ft.) and a flooring operation in Sheridan, Arkansas (117,000 sq. ft.). At December 31, 2002, these properties are being held for sale and, accordingly, are classified in Prepaid Expenses and Other in the accompanying Consolidated Balance Sheets.

RETAIL AND DISTRIBUTION FACILITIES

      Retail and distribution facilities include 24 sales and service branches (two of which are leased), 15 locations that sell new and used trailers (12 of which are leased) and two used trailer rental centers. These facilities are located throughout North America. Each branch facility consists of an office, parts warehouse and service space and each facility generally ranges in size from 20,000 to 50,000 square feet per facility. Included in the amounts above are 10 branch locations in seven Canadian provinces acquired in January 2001. In addition, the Company owns an aftermarket parts distribution center in Lafayette, Indiana (300,000 sq. ft.).

      The Company closed two retail branches in 2001 and eight in 2002. At December 31, 2002, five of these branches remained and are being held for sale. Accordingly, these branches are classified in Prepaid Expenses and Other in the accompanying Consolidated Balance Sheets.

      In 2002, the Company closed its retail and distribution segment office in St. Louis, Missouri and transferred the administrative functions to Lafayette, Indiana. The transition was completed during the fourth quarter of 2002 and the Company is currently searching for a sub-tenant.

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

      Environmental

      In the second quarter of 2000, the Company received a grand jury subpoena requesting certain documents relating to the discharge of wastewaters into the environment at a Wabash facility in Huntsville, Tennessee. The subpoena sought the production of documents and related records concerning the design of the facility's discharge system and the particular discharge in question. On May 16, 2001, the Company received a second grand jury subpoena that sought the production of additional documents relating to the discharge in question. The Company is fully cooperating with federal officials with respect to their investigation into the matter. The Company received an oral communication from the government's lawyer in the matter that he intends to seek charges under the federal Clean Water Act. Subsequent to that oral communication, in December 2002 the Company and its outside counsel met with the government's lawyer to discuss potential resolutions to this matter, and the government's lawyer is now considering the information provided by the Company at that meeting. At this time, the Company is unable to predict the outcome of the federal grand jury inquiry into this matter, but does not believe it will result in a material adverse effect on its financial position, liquidity or future results of operations; however, at this stage of the proceedings, no assurance can be given as to the ultimate outcome of the case.

      On April 17, 2000, the Company received a Notice of Violation/Request for Incident Report from the Tennessee Department of Environmental Conservation
(TDEC) with respect to the same matter. The Company and TDEC negotiated a settlement agreement to resolve this matter, under which the Company paid $100,000. An accrual for this fine was recorded in 2001 and paid in October 2002.

ITEM 4 -- SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      None to report.

PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

      The Company's Common Stock is traded on the New York Stock Exchange (ticker symbol: WNC). The number of record holders of the Company's common stock at April 4, 2003 was 1,197.

      High and low stock prices and dividends for the last two years were:


                                                                         DIVIDENDS
                                                                        DECLARED PER
                                                HIGH         LOW        COMMON SHARE
                                              --------     --------     ------------
2002

    Fourth Quarter ......................     $   8.50     $   3.55     $     --
    Third Quarter .......................     $   9.94     $   4.18     $     --
    Second Quarter ......................     $  11.19     $   7.55     $     --
    First Quarter .......................     $  12.15     $   7.16     $     --

2001

    Fourth Quarter ......................     $   8.74     $   6.62     $     --
    Third Quarter .......................     $  12.45     $   6.32     $   0.01
    Second Quarter ......................     $  13.33     $   9.75     $   0.04
    First Quarter .......................     $  12.00     $   8.25     $   0.04

On December 28, 2001, the Board of Directors suspended the Company's payment of common stock dividends. There is no assurance that these dividends will be paid in the future as they depend on future earnings, capital availability and financial conditions.

ITEM 6 -- SELECTED FINANCIAL DATA

      The following selected consolidated financial data with respect to the Company, for the five years in the period ended December 31, 2002, have been derived from the Company's consolidated financial statements. The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere herein.


                                                                            Years Ended December 31,
                                                --------------------------------------------------------------------------------
                                                    2002            2001(1)            2000              1999           1998
                                                -----------       -----------       -----------       -----------    -----------
                                                            (Dollar amounts in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:

Net sales ...................................   $   819,568       $   863,392       $ 1,332,172       $ 1,454,570    $ 1,292,259
Cost of sales ...............................       779,117(4)        982,605(2)      1,216,205(3)      1,322,852      1,192,968
                                                -----------       -----------       -----------       -----------    -----------

  Gross profit (loss) .......................        40,451          (119,213)          115,967           131,718         99,291
Selling, general and administrative expenses.        77,398            82,325            55,874            50,796         38,626
Restructuring charge ........................         1,813            37,864            36,338                --             --
                                                -----------       -----------       -----------       -----------    -----------

  Income (loss) from operations .............       (38,760)         (239,402)           23,755            80,922         60,665
Interest expense ............................       (30,873)          (21,292)          (19,740)          (12,695)       (14,843)
Accounts receivable securitization costs ....        (4,072)           (2,228)           (7,060)           (5,804)        (3,966)
Foreign exchange gains (losses), net ........             5            (1,706)               --                --             --
Equity in losses of unconsolidated affiliate             --            (7,668)           (3,050)           (4,000)        (3,100)
Restructuring charges, net ..................            --            (1,590)           (5,832)               --             --
Other income (expense), net .................         2,232            (1,139)              877             6,310           (259)
                                                -----------       -----------       -----------       -----------    -----------

  Income (loss) before income taxes .........       (71,468)         (275,025)          (11,050)           64,733         38,497
Provision (benefit) for income taxes ........       (15,278)          (42,857)           (4,314)           25,891         15,226
                                                -----------       -----------       -----------       -----------    -----------

  Net income (loss) .........................       (56,190)      $  (232,168)      $    (6,736)      $    38,842    $    23,271
                                                ===========       ===========       ===========       ===========    ===========

Basic earnings (loss) per common share ......   $     (2.43)      $    (10.17)      $     (0.38)      $      1.60    $      1.00
                                                ===========       ===========       ===========       ===========    ===========

Diluted earnings (loss) per common share ....   $     (2.43)      $    (10.17)      $     (0.38)      $      1.59    $      0.99
                                                ===========       ===========       ===========       ===========    ===========

Cash dividends declared per common share ....            --       $      0.09       $      0.16       $    0.1525    $    0.1425
                                                ===========       ===========       ===========       ===========    ===========


      (1) The 2001 amounts reflect the results of operations for the 10 branches acquired from Breadner on January 5, 2001.

      (2) Includes used trailer inventory valuation charges of $62.1 million, a restructuring related charge of $3.7 million, and loss contingencies and impairment charges related to the Company's leasing operations of $37.9 million.

      (3) Includes a $4.5 million charge related to the Company's restructuring activities.

      (4) Includes used trailer valuation charges of $5.4 million and $4.8 million for loss contingencies and equipment impairment charges.



                                                                           Years Ended December 31,
                                                         ------------------------------------------------------------
                                                           2002         2001         2000         1999         1998
                                                         --------     --------     --------     --------     --------
                                                                         (Dollar amounts in thousands)
BALANCE SHEET DATA:
Working capital ....................................     $ 55,052     $111,299     $270,722     $228,751     $271,256
Total equipment leased to others & finance contracts      132,853      160,098      108,451      130,626      117,038
Total assets .......................................      565,569      692,504      781,614      791,291      704,486
Total debt .........................................      282,004      334,703      238,260      167,881      168,304
Capital lease obligations ..........................       64,853       77,314           --           --           --
Stockholders' equity ...............................       73,984      130,985      367,233      379,365      345,776

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of Wabash's historical results of operations and of its liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes thereto.

      Wabash designs, manufactures and markets standard and customized truck trailers under the Wabash(R), Fruehauf(R) and RoadRailer(R) trademarks. The Company produces and sells aftermarket parts through Wabash National Parts and WNTC. In addition to its aftermarket parts sales and service, WNTC sells new and used trailers through its retail network as well as providing rental and leasing programs to its customers for new and used trailers.

      The Company has two reportable segments: manufacturing and retail and distribution. The manufacturing segment produces trailers which are sold to customers who purchase trailers direct or through independent dealers and to the retail and distribution segment. The retail and distribution segment includes the sale and leasing of new and used trailers, as well as the sale of aftermarket parts and service through its retail branch network. In addition, the retail and distribution segment includes the sale of aftermarket parts through Wabash National Parts.

RISK FACTORS

      Investing in our securities involves a high degree of risk. In addition to the other information contained in this Form 10-K, including the reports incorporated by reference, you should consider the following factors before investing in our securities:

      We have limited capital resources.

      Our ability to access the capital markets is dependent on perceived current and future business prospects, as well as the Company's current financial condition. The Company has experienced liquidity problems in the past and was in technical violation of its financial covenants with its lenders on February 28, 2003 for the reporting period ended January 31, 2003. The Company received a waiver of the violation from its lenders and subsequently amended certain of its debt agreements in April 2003. This amendment changed debt maturities and principal payment schedules; increased the cost of funds; required the Company to meet certain financial conditions and contains a subjective acceleration clause, which provides for an event of default upon the occurrence of a material adverse change, as defined in the agreements. In addition, there can be no assurance that the Company will have sufficient resources to meet its debt service requirements, working capital needs and capital resource requirements. This amendment also contained provisions requiring the Company to have a commitment letter to refinance, amend or restructure its debt and capital lease obligations prior to January 31, 2004 in order to avoid an event of default. Additionally, $267.3 million of debt and capital lease obligations are scheduled to be due and payable during the first quarter of 2004. Based upon the Company's forecasted operating results for 2003, it is unlikely that the Company will be able to repay all of the debt and capital lease obligations due in 2004 from operations. If the Company is unable to comply with the terms of its new debt agreements or refinance existing obligations, it could be forced to further modify its operations or it may be unable to continue as a going concern, as the Company's lenders could foreclose on its assets. The ability to continue as a going concern is also dependent on the Company's ability to manage the business to meet lender's financial requirements. Accordingly, the Company has limited the availability and access to capital to fund future operations and expansions which could adversely affect the continuing operations of the Company.

      We face intense competition.

      The truck trailer manufacturing industry is highly competitive. We compete with other truck trailer manufacturers of varying sizes, some of which may have greater financial resources than we do. Barriers to entry in the truck trailer manufacturing industry are low; and therefore, it is possible that additional competitors could enter the market at any time. Certain participants in the industry in which we compete may have manufacturing over-capacity and high leverage, and the industry has experienced a number of bankruptcies and financial stresses, all of which have resulted in significant pricing pressures. Our inability to compete effectively with existing or potential competitors would have a material adverse effect on our business, financial condition and results of operations.

      Our business is cyclical and has been adversely affected by an economic downturn.

      The truck trailer manufacturing industry historically has been and is expected to continue to be cyclical as well as affected by overall economic conditions. New trailer production for the trailer industry as a whole decreased to 139,658 in 2002 as compared to 140,084 units in 2001 and 270,817 units in 2000 and the current forecast for industry shipments in 2003 is approximately 182,000 units. Customers have historically replaced trailers in cycles that run from five to twelve years depending on service and trailer type. Poor economic conditions can adversely affect demand for new trailers and in the past have led to an overall aging of trailer fleets beyond this typical replacement cycle. Our business is likely to continue to be adversely affected unless economic conditions improve.

      Our technology and products may not achieve market acceptance.

      We continue to introduce new products such as the DuraPlate(R) HD, and the Freight-Pro commodity trailer. There can be no assurance that these or other new products or technologies will achieve sustained market acceptance. There can also be no assurance that new technologies or products introduced by competitors will not render our products obsolete or uncompetitive. We have taken steps to protect our proprietary rights in these new products. However, the steps we have taken to protect them may not be sufficient or may not be enforced by a court of law. If we are unable to protect our proprietary rights, other parties may attempt to copy or otherwise obtain and use our products or technology. If competitors are able to use our technology, our ability to compete effectively could be harmed.

      We rely on the strength of our corporate partnerships and the success of our customers.

      We have corporate partnering relationships with a number of customers where we supply the requirements of these customers. To a significant extent, our success is dependent upon the continued strength of their relationships with us and the growth of our corporate partners. Our customers are often adversely affected by the same economic conditions that adversely affect us. Further, we often are unable to predict the level of demand for our products from these partners, or their timing of orders. The loss of a significant customer or unexpected delays in product purchases could have a significant impact effect on our business, financial condition and results of operations.

      Some of our customers may be financially unstable.

      Some of our customers are highly leveraged and have limited access to capital. Therefore, their continued existence may be uncertain. Our financial condition may be affected by the financial stability of these customers.

      We have a limited number of suppliers of raw materials and no guarantee of continued availability of raw materials.

      We currently rely on a limited number of suppliers for certain key components in the manufacturing of truck trailers. The loss of our suppliers or the inability of the suppliers to meet our price, quality, quantity and delivery requirements could have a significant impact on our business, financial condition and results of operations.

      We have a single manufacturing location.

      Our primary manufacturing operations are located in Lafayette, Indiana. If the production in these facilities were unexpectedly disrupted for any length of time, it would have a material adverse effect on our business, financial condition and results of operations.

      Used trailer values may decline.

      Used trailer values at any point in time are influenced by economic and industry conditions, as well as supply. The Company maintains inventories of used trailers, equipment held for lease, finance contracts secured by used trailers and has entered into residual guarantees and purchase commitments for used trailers as part of its normal business practices. Declines in the market value for used trailers or the need to dispose of excess inventories has had, and could in the future have, a material adverse effect on our business, financial condition and results of operations.

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

OVERVIEW

      After a 14.7% decline in demand during 2000 and a further decline of 48.3% during 2001, the trailer industry in the United States saw a third consecutive year of declines in demand during 2002 with overall new production of 139,658 units down slightly from 140,084 units in 2001. During this three year industry retrenchment, the Company's market share of new trailers declined from 24.5% in 2000 and 22.6% in 2001 to 19.4% during 2002.

      As a result of these conditions, the Company implemented a comprehensive plan to scale its operations to meet demand and to survive, including:


      o     Hiring of new management;

      o     Rationalizing manufacturing capacity;

      o Reducing its cost structure through continuous improvement initiatives;

      o     Reducing used trailer inventories;

      o     Divesting international operations;

      o     Rationalizing retail and distribution capacity; and

      o     Improving working capital management.

      Beginning in 2001 and continuing into 2002, the Company closed two of its three trailer assembly facilities, conducted an employee layoff for the first time in the Company's history, liquidated approximately $110 million of used trailers under an aggressive liquidation plan, completed its divestiture of its European operations, closed approximately 10 of its 49 factory-owned branch locations, closed one of its two wood flooring facilities and closed one of two parts distribution centers. As a result of these dramatic steps, the Company increased its liquidity position (cash on hand and available borrowings under existing credit facilities) from approximately $19 million as of September 30, 2001 to approximately $78 million at the end of 2002. These actions also began to improve the results from operations during 2002. The net loss in 2002 of $56.2 million represented a 76% improvement over the net loss reported in 2001 of $232.2 million, despite a 5% decline in net sales during 2002 compared to 2001.

      The net losses incurred in both 2001 and 2002 resulted in the Company being in technical violation of financial covenants with certain of its lenders on December 31, 2001 and on February 28, 2003. The company received a waiver of the violation from its lenders and subsequently amended its debt agreements in April 2002 and 2003, respectively.

      While the Company believes that industry conditions are likely to rebound, the Company believes it has significantly restructured its operations and, based on its projections, the Company anticipates generating positive earnings before interest, taxes, depreciation and amortization (EBITDA) in 2003. Although the Company believes that the assumptions underlying the 2003 projections are reasonable, there are risks related to market demand and sales in the U.S. and Canada, adverse interest rate or currency movements, realization of anticipated cost reductions and levels of used trailer trade-ins that could cause actual results to differ from the projections. Should results continue to decline, the Company is prepared to take additional cost cutting actions. While there can be no assurance that the Company will achieve these results, the Company believes it has adequately modified its operations to be in compliance with its financial covenants throughout 2003 and believes that its existing sources of liquidity combined with its operating results will generate sufficient liquidity such that the Company has the ability to meet its obligations as they become due throughout 2003.

      However, based upon debt maturities and the Company's forecasted operating results for 2003, it is unlikely that the Company will be able to repay debt and capital lease obligations due in 2004 from operations. Therefore, the Company will be required to refinance, amend or restructure existing obligations during the first quarter of 2004 in order to continue as a going concern.

      During 2002, 2001 and 2000, the Company incurred losses related to the write-down and sale of used trailers of $5.4 million, $73.4 million and $13.1 million, respectively. The high level of losses in 2001 was the result of decreased demand for used equipment and the Company's excess supply of used trailer inventory which combined to decrease market values for equipment during 2001. The Company's supply of used trailers grew significantly during 2000 and 2001 as a result of large fleet trade deals with certain customers. During 2002, 2001 and 2000, the Company accepted approximately $40.5 million, $135.5 million and $177.0 million, respectively, in trade-ins of used trailers. During the third quarter of 2001, the Company, to reduce working capital in order to address liquidity concerns, changed its strategy to focus on the wholesale liquidation of used trailer inventory. This change in strategy enabled the Company to reduce working capital needs and generate cash, but resulted in further pressures in used trailer market values which resulted in losses included in the amounts above. The lower level of losses in 2002 is the result of the completion of the Company's wholesale liquidation initiative during the first half of 2002 as inventory levels were significantly reduced from $94.7 million as of June 30, 2001 to $60.9 million as of December 31, 2001 and further reduced to $35.2 million as of June 30, 2002. This dramatic reduction was driven by increased sales volumes and a significant reduction in trade-in activity.

      During the third quarter of 2001, the Company recorded restructuring and other related charges totaling $40.5 million primarily related to the rationalization of the Company's manufacturing capacity resulting in the closure of the Company's platform trailer manufacturing facility in Huntsville, Tennessee, and its dry van facility in Fort Madison, Iowa. In addition, the Company closed a parts distribution facility in Montebello, California. During 2001 and 2000, the Huntsville, Tennessee and Fort Madison, Iowa facilities had revenues of $73.5 million and $184.3 million and operating losses of $4.5 million and operating income of $8.1 million, respectively. Included in the $40.5 million restructuring charge is the write-down of certain impaired fixed assets to their fair market value ($33.8 million), accrued severance benefits for approximately 600 employees ($0.9 million) and plant closure and other costs ($2.1 million). In addition, a $3.7 million charge is included in Cost of Sales related to inventory write-downs at the closed facilities in 2001. During the fourth quarter of 2001, the Company reduced its plant closure reserve by approximately $0.9 million as a result of the Company's ability to effectively control its closure costs.

      The Company's 2001 impairment charge reflects the write-down of certain long-lived assets that became impaired as a result of management's decision to close its operations at the two manufacturing plants discussed above. The estimated fair market value of the impaired assets totaled $6.7 million and was determined by management based upon economic conditions, potential alternative uses and potential markets for the assets which are held for sale and, accordingly, are classified in Prepaid Expenses and Other in the accompanying Consolidated Balance Sheets. Depreciation has been discontinued on the assets held for sale pending their disposal.

      In December 2000, the Company recorded restructuring and other related charges totaling $46.6 million primarily related to the Company's exit from manufacturing products for export outside the North American market, international leasing and financing activities and the consolidation of certain domestic operations. Included in this total is $40.8 million that has been included as a component of income from operations. Specifically, $19.1 million of this amount represented the impairment of certain equipment subject to leases with the Company's international customers, $8.6 million represented losses recognized for various financial guarantees related to international financing activities, and $6.9 million was recorded for the write-down of other assets as well as charges associated with the consolidation of certain domestic operations including severance benefits of $0.2 million. Also included in the $40.8 million is a $4.5 million charge for inventory write-downs related to the restructuring actions which is included in Cost of Sales. The Company has recorded $5.8 million as a restructuring charge in Other Income (Expense) representing the write-off of the Company's remaining equity interest in ETZ for a decline in fair value that is deemed to be other than temporary.

      The total impairment charge recognized by the Company as a result of its restructuring activities was $20.8 million in 2002. The estimated fair value of the impaired assets totaled $3.4 million and was determined by management based upon economic conditions and potential alternative uses and markets for the equipment.

RESULTS OF OPERATIONS

      The following table sets forth certain operating data as a percentage of net sales for the periods indicated:


                                                      Percentage of Net Sales
                                                      Years Ended December 31,
                                                 ---------------------------------
                                                  2002          2001          2000
                                                 -----         -----         -----
Net sales ..................................     100.0%        100.0%        100.0%
Cost of sales ..............................      95.1(1)      113.8(2)       91.3(3)
                                                 -----         -----         -----

      Gross profit .........................       4.9         (13.8)          8.7
General and administrative expense .........       6.6           6.6           2.6
Selling expense ............................       2.8           2.9           1.6
Restructuring charge .......................       0.2           4.4           2.7
                                                 -----         -----         -----

      Income from operations ...............      (4.7)        (27.7)          1.8
Interest expense ...........................      (3.8)         (2.5)         (1.5)
Trade receivables facility costs ...........      (0.5)         (0.3)         (0.5)
Foreign exchange losses, net ...............       0.0          (0.2)           --
Equity in losses of unconsolidated affiliate       0.0          (0.9)         (0.2)
Restructuring charge .......................       0.0          (0.2)         (0.4)
Other income (expense), net ................       0.3          (0.1)           --
                                                 -----         -----         -----

      Loss before income taxes .............      (8.7)        (31.9)         (0.8)
Income tax benefit .........................      (1.8)         (5.0)         (0.3)
                                                 -----         -----         -----

      Net loss .............................      (6.9)%       (26.9)%        (0.5)%
                                                 =====         =====         =====



      (1) Includes used trailer valuation charges of $5.4 million and $4.8 million for loss contingencies and equipment impairment charges.

      (2) Includes used trailer inventory valuation charges of $62.1 million (7.2%), a restructuring related charge of $3.7 million (0.4%) and loss contingencies and impairment charges related to the Company's leasing operations of $37.9 million (4.4%).

      (3) Includes a $4.5 million charge (0.3%) related to the Company's restructuring activities.

2002 COMPARED TO 2001

      Net loss for 2002 was $56.2 million compared to $232.2 million in 2001. This improvement reflects a leveling off of new trailer sales and the impact on 2001 of restructuring charges and losses related to used trailers.

NET SALES

      The Company finished 2002 with net sales of approximately $819.6 million on a consolidated basis compared to $863.4 million in 2001. This decrease was the result of lower net sales in both the manufacturing and retail and distribution segments.

                                              Years Ended December 31,
                                        ---------------------------------------
                                         2002             2001         % Change
                                         ----             ----         --------
  Net External Sales by Segment:              (Dollar amounts in millions)
       Manufacturing                    $492.3           $518.2          (5.0%)
       Retail and Distribution           327.3            345.2          (5.2%)
                                        ------           ------          -----
  Total Net Sales                       $819.6           $863.4          (5.1%)
                                        ======           ======          =====

      The manufacturing segment's net external sales decreased 5.0% (or $25.9 million) in 2002 compared to 2001 primarily driven by a 4.8% decrease in the average selling price per new trailer sold from approximately $16,700 in 2001 to approximately $15,900 in 2002. This decrease in selling price per unit was primarily due to a product mix that included approximately 6,000 units of lower revenue containers. The selling price per unit in 2002 for non-container units was approximately $16,900. The number of units sold decreased slightly from approximately 31,000 units in 2001 to approximately 30,900 units in 2002.

      The retail and distribution segment's net external sales decreased by 5.2% (or $17.9 million) in 2002 compared to 2001. This decrease was primarily driven by a 41.0% decrease in new units sold from approximately 6,100 units in 2001 compared to approximately 3,600 in 2002. The decrease in new units sold reflects market conditions and the Company's focus in 2002 on reducing used trailer inventories. This decrease was partially offset by increases in used units sold (approximately 17,600 in 2002 compared to approximately 11,500 in 2001) and the selling price per new unit (approximately $21,900 in 2002 versus $16,800 in 2001). The increase in used units sold was driven by the Company's efforts to reduce used trailer inventory, as was previously discussed. These reduction efforts resulted in a 17.5% decrease in revenues per unit from approximately $6,300 in 2001 to $5,200 in 2002. As of December 31, 2002, used trailer inventory was $22.2 million (or approximately 5,300 units) compared to $60.9 million (or approximately 12,200 units) at December 31, 2001. The total number of branch locations as of December 31, 2002 was 39 as compared to 47 as of December 31, 2001.

GROSS PROFIT (LOSS)

      The Company finished 2002 with gross profit (loss) as a percent of sales of 4.9% on a consolidated basis as compared to (13.8%) in 2001. As discussed below, both of the Company's segments contributed to this increase.

                                            Years Ended December 31,
                                     -------------------------------------
                                      2002          2001         $ Change
                                      ----          ----         --------
Gross Profit (Loss) by Segment:           (Dollar amounts in millions)
      Manufacturing                  $  20.8      $  (73.9)      $   94.7
      Retail and Distribution           19.7         (47.6)          67.3
      Eliminations                       0.0           2.3           (2.3)
                                     -------      --------       --------
Total Gross Profit (Loss)            $  40.5      $ (119.2)      $  159.7
                                     =======      ========       ========



      The manufacturing segment's gross profit (loss) increased primarily as a result of the following factors:

      - decrease of 19% in material costs per unit resulting from product mix including containers and continuous improvement initiatives introduced in the second half of 2002;

      - new and used trailer inventory valuation adjustments of $65.1 million in 2001 compared to $2.7 million in 2002; and

      - the impact of inventory write-downs related to the Company's 2001 restructuring actions of approximately $3.7 million; partially offset by

      -     lower revenues per unit, as discussed previously; and

      - higher labor costs resulting from temporary labor, time spent on training and continuous improvement initiatives.

      The retail and distribution segment's gross profit (loss) increased primarily as a result of the following factors:

      - impairment of equipment held for lease along with certain loss contingencies recognized related to its leasing activities totaling $4.8 million and $37.9 million in 2002 and 2001, respectively;

      - improved used trailers margins, which were 6.4% in 2002 compared to (15.0%) in 2001;

      -     improved margins from our parts distribution business; and

      - new trailer and aftermarket parts inventory valuation adjustments of approximately $3.5 million in 2001; partially offset by

      - declines in new trailer and parts and service gross profit, in part due to fewer locations in 2002; and

      -     used trailer inventory adjustments of $5.4 million in 2002.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses decreased $3.1 million to $53.9 million in 2002, compared to $57.0 million in 2001. This decrease was primarily due to a reduction of $10.3 million in bad debt expense representing improved collection efforts and significant write-offs taken in 2001. The decrease in bad debt expense is offset in part by increases of $3.6 million in professional fees and $3.0 million in severance related to branch closings and former corporate employees.

RESTRUCTURING EXPENSE

      Restructuring expenses decreased $36.1 million to $1.8 million in 2002, compared to $37.9 million in 2001. The 2002 expense represents additional fair market value adjustments to closed manufacturing locations which are held for sale related to 2000 and 2001 restructuring actions. The 2001 expense primarily relates to asset write-downs for the Scott County, Tennessee and Fort Madison, Iowa manufacturing facilities and Montebello, California parts distribution center taken as part of the 2001 restructuring.

OTHER INCOME (EXPENSE)

      Interest expense totaled $30.9 million and $21.3 million for the years ended December 31, 2002 and 2001, respectively. This increase is primarily due to higher interest rates on the Company's Senior Notes and Bank debt resulting from the debt restructuring in April 2002, interest on capital leases that were entered into during the fourth quarter of 2001 and significantly higher amortization from deferred debt costs in connection with the debt restructuring, offset in part by reduced overall borrowings in 2002.

      Trade receivables facility costs related to the Company's accounts receivable securitization facility, increased to $4.1 million in 2002 from $2.2 million in 2001 primarily as a result of $3.3 million in costs incurred with restructuring the facility in April 2002, offset in part by an absence of borrowings under the restructured facility from April to December 2002.

      Foreign currency transaction losses, net totaled $0.0 million and $1.7 million for the years ended December 31, 2002 and 2001, respectively. The 2001 net losses were primarily the result of a weakening of the Canadian dollar in 2001 and the resultant impact on intercompany transactions between the Company and its recently acquired Canadian subsidiary, as well as U.S. denominated transactions between the Canadian subsidiary and unrelated parties. The absence of losses in 2002 was primarily the result of reduced foreign currency exposure and the stability of the Canadian Dollar.

      Equity in losses of unconsolidated affiliate was $0 million for 2002 resulting from the Company completing the divestiture of its ETZ affiliate in January 2002.

      Other, net was income of $2.2 million in 2002 compared to expense of $1.1 million in 2001. The increase primarily includes gains recognized in 2002 on sales of closed branch locations.

INCOME TAXES

      Income tax benefit for 2002 and 2001 was $15.3 million and $42.9 million, respectively. The effective tax rate was 21.4% and 15.6% for 2002 and 2001, respectively. For 2002, the benefit recorded primarily represents an additional realizable Federal net operating loss (NOL) carry-back claim filed and received under the provisions of the Job Creation and Worker Assistance Act of 2002, which revised the permitted carry-back period for NOLs generated during 2001 from two years to five years. Because of uncertainty related to the realizability of NOLs generated to date in excess of those utilized through carry-back claims, a full valuation allowance is recorded against the related deferred tax assets at December 31, 2002. In 2002, the effective rate differed from the U.S. federal statutory rate of 35% primarily due to the recognition of a valuation allowance against deferred tax assets that the Company determined were more likely than not to be realized before expiration.

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

                                                     Years Ended December 31,
                                             ----------------------------------------
                                              2001            2000           % Change
                                              ----            ----           --------
   Net External Sales by Segment:                (Dollar amounts in millions)
        Manufacturing                        $518.2         $1,013.1         (48.9%)
        Retail and Distribution               345.2            319.1           8.2%
                                             ------         --------         ------
   Total Net Sales                           $863.4         $1,332.2         (35.2%)
                                             ======         ========         ======

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

                                                                 Years Ended December 31,
                                                       -----------------------------------------
                                                         2001            2000           % Change
                                                         ----            ----           --------
          Gross Profit (Loss) by Segment:                    (Dollar amounts in millions)
                Manufacturing                          $  (73.9)        $  86.7           (185%)
                Retail and Distribution                   (47.6)           31.5           (251%)
                Eliminations                                2.3            (2.2)           205%
                                                       --------         -------           ----
          Total Gross Profit (Loss)                     $(119.2)         $116.0           (203%)
                                                       ========         =======           ====


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

                                                             Years Ended December 31,
                                                       -----------------------------------------
                                                        2001             2000          % Change
                                                        ----             ----          --------
         Operating Income (Loss) by Segment:                 (Dollar amounts in millions)
               Manufacturing                           $(148.7)         $  36.9           (502%)
               Retail and Distribution                   (93.0)           (10.9)          (753%)
               Eliminations                                2.3             (2.2)           205%
                                                       -------          -------         ------
         Total Operating Income (Loss)                 $(239.4)         $  23.8         (1,105%)
                                                       =======          =======         =======

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

      Foreign currency transaction losses, net totaled $1.7 million and $0 for the years ended December 31, 2001 and 2000, respectively. These net losses were primarily a result of transaction gains and losses being recorded related to intercompany transactions between the Company and its recently acquired Canadian subsidiary, as well as U.S. denominated transactions between the Canadian subsidiary and unrelated parties.

      Equity in losses of unconsolidated affiliate consists of the Company's interest in the losses of ETZ, a non-operating, European holding company, which is the majority shareholder of BTZ, a European RoadRailer(R) operating company based in Munich, Germany. As part of the Company's 2000 restructuring activities, the Company recorded a $5.8 million charge to Other Income (Expense) during 2000 and an additional $1.4 million charge in 2001, as part of its planned divestiture of this investment. In January 2001, in connection with its restructuring activities, the Company increased its ownership interest in ETZ from 25.1% to 100%. ETZ was not consolidated in 2001 and 2000 since control of the subsidiary was deemed to be temporary. Accordingly, the Company's equity in losses of unconsolidated affiliate increased from $3.1 million in 2000 to $7.7 million in 2001 In January 2002, the Company completed its divestiture of ETZ. As a result of this divestiture, the Company will cease reflecting an ownership interest in ETZ's results of operations in 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash position increased $24.5 million during 2002 from $11.1 million in cash and cash equivalents at December 31, 2001 to $35.7 million at December 31, 2002. This increase was due to cash provided by operating activities of $104.3 million and investing activities of $12.0 million partially offset by cash used for financing activities of $91.8 million.

EXPLANATION OF CASH FLOW

      A. OPERATING ACTIVITIES

      Net cash provided by operating activities of $104.3 million in 2002 is primarily due to cash inflows from tax refunds of $38.5 million and the conversion of other working capital items into cash. The cash provided from other working capital included $58.3 million from inventories, $19.7 million from accounts receivable and $9.8 million from accounts payable and accrued liabilities. The net cash provided from working capital reflects the Company's renewed focus on managing working capital resources.

      The net cash provided from inventories includes a $33.3 million reduction in used trailer inventories reflecting the efforts to reduce excess inventory on-hand at December 31, 2001. Also contributing to the net cash provided from inventories was a reduction of $10.6 million in raw materials inventories reflective of the Company's efforts to better manage on-hand inventories.

      The net cash provided from accounts receivable reflects increased 2002 fourth quarter sales, increased cash collections as a result of timing of payments, continued efforts to effectively manage delinquent customers and an increased emphasis on collections.

      B. INVESTING ACTIVITIES

      Net cash provided by investing activities was $12.0 million in 2002 primarily due to proceeds of $16.6 million from the sale of property, plant and equipment, payments of $13.3 million received on finance contracts and $5.3 million from the sale of leased equipment, offset by additions of $9.8 million to leased equipment, net additions of $7.7 million to finance contracts and capital expenditures of $5.7 million.

      The proceeds from the sale of property, plant and equipment includes $9.0 million for the sale of the company airplane and $6.6 million for the sale of closed branch locations.

      The majority of the additions to leased equipment were made to improve the product quality and mix of the fleet and were in response to customer demand. The finance contract additions were executed prior to the termination of the financing origination business.

      Capital expenditures included $4.5 million for the manufacturing segment primarily related to construction of a new production line for the Freight-Pro commodity trailer and modifications to existing production lines as part of continuous improvement initiatives.

      C. FINANCING ACTIVITIES

      Net cash used in financing activities of $91.8 million in 2002 reflects payments of $78.6 million under long-term debt and capital lease obligations and $9.3 million for the net pay down or conversion to term loan of borrowings under the revolving credit facility. Net cash used in financing activities also includes $3.8 million in costs capitalized as part of the debt restructuring in April 2002.

      The net pay down or conversion to term loan of borrowings under the revolving credit facility occurred as a result of the April 2002 debt restructuring under which the existing revolving credit facility and all outstanding borrowings were converted into a new facility containing a Bank Term Loan and Bank Line of Credit.

      The $78.6 million of payments includes $43.6 million for scheduled long-term debt and capital lease obligation principal payments, $18.2 million for the pay-off of the previous accounts receivable facility, $11.8 million for the pay-off of the airplane capital lease obligation and an additional payment made of $5.0 million on its Senior Notes and Bank Term Loan.

SOURCES OF CAPITAL

      The Company has taken aggressive steps toward improving its liquidity position during 2002, including the liquidation and normalization of its inventory of used trailers, improved working capital management and controlled capital expenditures. Accordingly, the Company's liquidity position has improved since the end of 2001 from approximately $24 million as of December 31, 2001, to approximately $78 million as of December 31, 2002. The Company defines liquidity as cash on hand and available borrowings under its existing credit facilities.

      As part of the Company's focus on debt reduction, it paid $87.9 million in debt and capital lease obligations during 2002. As of December 31, 2002, the Company's total debt and capital lease obligations were $346.9 million as compared to $412.0 million in 2001.

            Additionally, $267.3 million of debt and capital lease obligations are due and payable during the first quarter of 2004. Based upon the Company's forecasted operating results for 2003, it is unlikely that the Company will be able to repay all of the debt and capital lease obligations due in 2004 from operations. Further, the Company's obligations include a provision for an event of default if the Company has not obtained a commitment letter to restructure its debt obligations prior to January 31, 2004. Therefore, the Company will be required to refinance, amend or restructure existing obligations prior to the end of the first quarter of 2004 in order to continue as a going concern.

            The Company continues to pursue opportunities to divest of non-core assets in order to reduce indebtedness. Proceeds from dispositions will be used to further reduce the Company's indebtedness. All transactions are subject to lender and Board of Director approvals. There can be no assurance that the Company will be successful in divesting any of these assets.

            The Company's ongoing liquidity will depend upon a number of factors including its ability to continue to borrow under its bank line of credit and trade receivables facility, manage cash resources and meet the financial covenants under its new debt agreements. In the event the Company is unsuccessful in meeting its debt service obligations or if expectations regarding the management and generation of cash resources are not met, the Company would need to implement severe cost reductions, reduce capital expenditures, sell additional assets, restructure all or a portion of its existing debt and/or obtain additional financing.

      A.    DEBT COVENANTS

            As of December 31, 2002, the Company was in compliance with its financial covenants. On February 28, 2003, the Company was in technical violation of certain of its financial covenants for the reporting period ended January 31, 2003. The Company received a waiver of current violations through April 15, 2003. The Company's April 2003 amended covenants contain, among other provisions as defined in the agreement, the following items: a subjective acceleration clause related to material adverse changes; restricts capital expenditures to $4.0 million within any twelve month period; restricts new finance contracts the Company can enter into to $5.0 million within any twelve month period; required levels of minimum EBITDA, minimum shareholders' equity and maximum debt to assets ratio; and the requirement that the Company have a commitment letter to refinance, amend or restructure its debt and capital lease obligations prior to January 31, 2004.

            In July 2002, the Company received a waiver of a default from Pitney Bowes Credit Corporation (PBCC) under its Master Equipment Lease Agreement dated September 30, 1997. The event of default was the result of delinquent payment of lease obligations from the Company's sublessee under the agreement. The waiver permanently waived the provision of the agreement (effective from September 30, 1997) related to delinquent payment of rental obligations from the Company's sublessee. The Company is not and has never been delinquent with respect to its lease payments to PBCC. The Company has terminated its sublease agreement with the sublessee and is in the process of repossessing the equipment. The sublessee filed for bankruptcy protection in August 2002.

      B.    DEBT

            In April 2002, the Company restructured its existing revolving credit facility and Senior Notes. In April 2003, the Company amended its existing Bank Term Loan, Bank Line of Credit and Senior Notes agreements (the agreements). The agreements change debt maturities and principal payment schedules; provide for all assets, other than receivables, to be pledged as collateral equally to the lenders; increase the cost of funds; and require the Company to meet certain financial conditions, among other things. The agreements also contain certain restrictions on acquisitions and the payment of preferred stock dividends. The following reflects certain terms of the agreements.

            In April 2002 and as amended in April 2003, the Company restructured its $125 million Revolving Credit Facility into a $107 million term loan (Bank Term Loan) and $18 million revolving credit facility

(Bank Line of Credit). The Bank Term Loan and Bank Line of Credit both mature on March 30, 2004 and are secured by all of the assets, other than receivables, of the Company. The Bank Term Loan, of which approximately $31.5 million consists of outstanding letters of credit, requires monthly payments totaling $14.6 million per annum in 2003 and $12.4 million per annum in 2004, with the balance due March 30, 2004.

            Interest on the Bank Term Loan, excluding letters of credit, is variable based upon the adjusted London Interbank Offered Rate (LIBOR) plus 430 basis points or Prime Rate plus 200 basis points. Interest on the borrowings under the Bank Line of Credit is based upon LIBOR plus 405 basis points or the agent bank's alternative borrowing rate as defined in the agreement. The Company pays a commitment fee on the unused portion of this facility at a rate of 100 basis points per annum. All interest and fees are payable monthly. These interest rates are subject to increases of up to a maximum of 500 basis points per annum if the Company does not meet certain performance targets for EBITDA and debt to asset ratios. Certain of these targets, as defined, are more restrictive than the Company's debt covenant levels.

            As of December 31, 2002 and 2001 the Company had $182 and $192 million, respectively of Senior Notes outstanding with original maturities in 2002 through 2008. As part of the April 2002 restructuring and April 2003 amending of these terms, the original maturity dates for $72 million of Senior Notes, payable in 2002 through March 2004, have been extended to March 30, 2004. The maturity dates for the other $120 million of Senior Notes due subsequent to March 30, 2004 remain unchanged. The Senior Notes are secured by all of the assets, other than receivables, of the Company.

            Monthly principal payments totaling $25.5 million in 2003 and $22.3 million in 2004 will be made on a prorata basis to all Senior Notes. Interest on the Senior Notes, which is payable monthly, increased by 50 basis points, effective April 2003, and ranges from 10.16% to 11.79%. These interest rates are subject to increases of up to a maximum of 500 basis points per annum if the Company does not meet certain performance targets for EBITDA and debt to asset ratios. Certain of these targets, as defined, are more restrictive than the Company's debt covenant levels.

      C.    CAPITAL LEASES

            In December 2000, the Company entered into a sale and leaseback facility with an independent financial institution related to its trailer rental fleet. The total facility size was $110 million and was syndicated in the first quarter of 2001. The facility's initial term that expired in June 2002, has four annual renewal periods and contains financial covenants substantially identical to the Company's existing credit facilities.

            In April 2002, the Company entered into an amendment of its sale and leaseback agreement with an independent financial institution related to its trailer rental fleet to waive financial covenant violations through March 30, 2002 and amend the terms of the existing agreement. The amendment provided for increased pricing and conforms the financial covenants to those in the amended Bank Term Loan, Bank Line of Credit and Senior Notes agreements described above. Further, the term of the facility was reduced from June 2006 to January 2005. Assuming all renewal periods are elected, the Company will make payments under this facility of $11.3 million and $41.2 million in 2003 and 2004, respectively. As of December 31, 2002, the Company has $36.1 million of equipment financed and $50.1 million under the capital lease obligation of this facility.

            In December 2002, a sale and leaseback facility with three independent financial institutions related to its trailer rental fleet was brought on balance sheet as a capital lease. As of December 31, 2002, the Company had $7.5 million in equipment financed and an unamortized lease value of $14.7 million. Two of the three pieces of this facility expire in 2004, with the remaining piece due to expire in 2005. The Company will make payments under this facility of $4.3 million, $9.2 million and $2.8 million in 2003, 2004 and 2005, respectively.

      D.    TRADE RECEIVABLE FACILITY

            In April 2002, the Company replaced its previous $100 million receivable securitization facility with a new two year $110 million Trade Receivables Facility. The new facility allows the Company to sell, without recourse, on an ongoing basis predominantly all of its domestic accounts receivable to a wholly-owned, bankruptcy remote special purpose entity (SPE). The SPE sells an undivided interest in receivables to an outside liquidity provider who, in turn, remits cash back to the SPE for receivables eligible for funding. This new facility includes financial covenants identical to those in the amended Bank Term Loan, Bank Line of Credit and Senior Notes agreements. As of December 31, 2002, the Company had no outstanding borrowings under this facility and had not borrowed under the facility since its inception.

      E.    SECURITIES

            In January 2003, the Company filed with the SEC a shelf registration statement for the issuance of up to $50 million in securities, which may include debt securities, common or preferred stock, depositary shares or warrants to purchase any of the aforementioned. The registration of these securities is pending review by the SEC of the registration statement and the 2002 Form 10-K. Proceeds from any issuance would be used to provide additional funds for operations, repayment of any then outstanding debt and for other general corporate purposes. There can be no assurance that any issuance will be placed.

USE OF CAPITAL

      A.    CAPITAL EXPENDITURES

            Under the new debt agreements, the Company is restricted to $4.0 million of capital expenditures in 2003.

      B.    CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

            A summary of payments due by period of the Company's contractual obligations and commercial commitments as of December 31, 2002 is shown in the table below. A more complete description of these obligations and commitments is included in the Notes to the Consolidated Financial Statements.

Contractual Obligations


        $ Millions                          2003         2004         2005         2006      Thereafter      Total
-------------------------------------      -------      -------      -------      -------    ----------     -------
DEBT (excluding interest):

   Revolving Bank Line of Credit           $    --      $    --      $    --      $    --      $    --      $    --
   Receivable Securitization Facility           --           --           --           --           --           --
   Mortgages & Other Notes Payable             2.9          3.4          3.6          2.0          5.1         17.0
   Make Whole and Deferral Fee Notes            --          7.7           --           --           --          7.7
   Bank Term Loan                             14.6         60.7           --           --           --         75.3
   Senior Notes                               25.5        156.5           --           --           --        182.0
                                           -------      -------      -------      -------      -------      -------
      TOTAL DEBT                           $  43.0      $ 228.3      $   3.6      $   2.0      $   5.1      $ 282.0
                                           =======      =======      =======      =======      =======      =======

OTHER:

   Capital Lease Obligations               $  15.6      $  50.4      $   2.8      $    --      $    --      $  68.8
   Operating Leases                            8.1          7.0          3.7          2.9          3.1         24.8
                                           -------      -------      -------      -------      -------      -------
      TOTAL OTHER                          $  23.7      $  57.4      $   6.5      $   2.9      $   3.1      $  93.6
                                           =======      =======      =======      =======      =======      =======

TOTAL                                      $  66.7      $ 285.7      $  10.1      $   4.9      $   8.2      $ 375.6
                                           =======      =======      =======      =======      =======      =======

Other Commercial Commitments

    $ Millions                              2003         2004         2005         2006      Thereafter      Total
-------------------------------------      -------      -------      -------      -------    ----------     -------
Letters of credit                          $    --      $  31.5           --      $    --      $    --      $  31.5
Residual guarantees                            3.8          5.6          5.4          9.8          5.9         30.5
                                           -------      -------      -------      -------      -------      -------
TOTAL                                      $   3.8      $  37.1      $   5.4      $   9.8      $   5.9      $  62.0
                                           =======      =======      =======      =======      =======      =======

            Residual guarantees represent purchase commitments related to certain new and used trailer transactions as well as certain production equipment. The Company also has purchase options of $94.9 million on the aforementioned trailers and equipment. To the extent that the value of the underlying property is less than the residual guarantee and the value is not expected to be recovered, the Company has recorded a loss contingency.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

            The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that directly affect the amounts reported in its consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Management continually evaluates the information used to make such estimates as its business and economic environment changes and has discussed these estimates with the Audit Committee of the Board of Directors. The use of estimates is pervasive throughout the Company's financial statements, but the accounting polices and estimates management considers most critical are as follows:

      a.    Revenue Recognition

            The Company recognizes revenue from the sale of trailers and aftermarket parts when the customer has made a fixed commitment to purchase the trailers for a fixed or determinable sales price, collection is reasonably assured under the Company's normal billing and credit terms and ownership and all risks of loss have been transferred to the buyer, which is normally upon shipment or pick up by the customer.

      b.    Allowance for Doubtful Accounts

            The Company records and maintains a provision for doubtful accounts for customers based upon a variety of factors including the Company's historical experience, the length of time the receivable has been outstanding and the financial condition of the customer. If the circumstances related to specific customers were to change, the Company's estimates with respect to the collectibility of the related receivables could be further adjusted. A 5% change in the allowance for doubtful accounts would lead to an approximate $0.7 million effect on our net loss before income taxes.

      c.    Inventories

            Inventories are primarily stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured inventory includes raw material, labor and overhead. As used trailers approximate market value, a 5% change in the market values of used trailer inventory would lead to an approximate $1.1 million effect on our net loss before income taxes.

      d. Asset Impairment including Long-Lived Assets, Goodwill and Other Intangible Assets

            Long-lived assets are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever facts and circumstances indicate that the carrying amount may not be recoverable. Specifically, this process involves comparing an asset's carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life. If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations. Fair value is determined based upon discounted cash flows or appraisals as appropriate.

            Goodwill and other intangible assets are subject to periodic evaluations when circumstances warrant, or at least once a year, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. This evaluation involves the comparing of the carrying value of the goodwill or intangible assets to its fair value. The fair value is estimated based upon the present value of future cash flows. In estimating the future cash flows, the Company takes into consideration the overall and industry economic conditions and trends, market risk of the Company and historical information. All of the factors involve a high degree of judgment and complexity and any changes in these factors could affect the carrying value of the assets in the future.

      e.    Accrued and Contingent Liabilities

            The Company's warranty policy generally provides coverage for components of the trailers the Company produces or assembles. Typically, the coverage period is five years. The Company's policy is to accrue the estimated cost of warranty coverage at the time of the sale. A 5% increase in warranty accruals would have increased total warranty provision by $0.6 million in 2002.

            The Company also has reserves for environmental and legal exposures. The Company's environmental reserves represent the estimated cost to remediate any known contamination at any of its current or formerly owned manufacturing or retail branch locations. The reserve is evaluated quarterly to assess the range of potential clean-up cost on a site-by-site basis based upon testing performed once an environmental issue has been identified. The evaluation also takes into consideration any state or federal assistance with the remediation costs. The Company determines its necessary legal reserves based upon a probability of potential outcome. A 5% increase in these reserves would not have a significant impact on the total provision in 2002.

      f.    Income Taxes

            The Company currently has a full valuation allowance equal to its net deferred tax assets based upon the realizability of those values. The level of the Company's net operating losses over the past three years, industry economic conditions and the financial struggles of the Company have all affected the assessment of the Company's ability to realize the assets in the future. The Company believes that its estimates for the valuation allowance reserved against deferred tax assets are appropriate based on current facts and circumstances. A 5% increase in the valuation allowance would result in a tax benefit of approximately $3.4 million.

OTHER

      INFLATION

            The Company has generally been able to offset the impact of rising costs through productivity improvements as well as selective price increases. As a result, inflation has not had, and is not expected to have a significant impact on the Company's business.

      NEW ACCOUNTING PRONOUNCEMENTS

      a.    Goodwill and Other Intangible Assets

            The Company adopted SFAS No. 142 as of January 1, 2002. This new standard changes the accounting for goodwill from an amortization method to an impairment-only approach and introduces a new model for determining impairment charges. SFAS No. 142 requires completion of the initial step of a transitional impairment test within six months of the adoption of this standard and, if applicable, completion of the final step of the adoption by December 31, 2002. The Company completed the initial transition impairment test as of January 1, 2002 and determined that there was no impairment loss as a result of adoption. The Company conducted its annual impairment test as of October 1, 2002 and has determined no subsequent impairment of goodwill exists. The Company will continue to perform annual impairment tests, as required under SFAS No. 142, and review its goodwill for impairment when circumstances indicate that the fair value has declined significantly.

      b.    Asset Retirement Obligations

            In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date of June 15, 2002, which becomes effective for the Company on January 1, 2003. This standard requires obligations associated with retirement of long-lived assets to be capitalized as part of the carrying value of the related asset. The Company does not believe the adoption of SFAS No. 143 will have a material effect on its financial position or results of operations.

      c.    Asset Impairment or Disposal

            In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, supercedes APB No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This standard retains the previously existing accounting requirements related to the recognition and measurement requirements of the impairment of long-lived assets to be held for use, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted the accounting provisions of this standard on January 1, 2002. The effect of adopting the accounting provisions of this standard was not material to the Company's financial statements. Consistent with the provisions of this new standard, financial statements for prior years have not been restated. As of December 31, 2002 and 2001, the Company had $9.2 million and $13.0 million, respectively, classified as assets held for sale and recorded in Prepaid Expenses and Other on the Consolidated Balance Sheets. The Company continues to pursue the immediate disposition of these assets as market conditions allow.

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

      e.    Termination Benefits and Exit Costs

            In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No., 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 generally requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently not contemplating any restructuring activities, but if such activities were to be undertaken in the future, the Company would evaluate the effects, if any, that these activities could have on its results of operations or financial position.

      f.    Stock-Based Compensation

            In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. The statement is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosures and interim periods beginning after December 15, 2002 for interim disclosure provisions. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and requires a more prominent disclosure on an annual and interim basis of the method of accounting for stock-based compensation. As allowed by SFAS No. 148, the Company continues to account for stock-based compensation under APB No. 25, Accounting for Stock Issued to Employees and therefore, SFAS No. 148 will not have an affect on the Company's results of operations or financial condition.

      g.    Guarantees

            In 2002, the FASB issued FASB Interpretation (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires an issuer of a guarantee to recognize an initial liability for the fair value of the obligations covered by the guarantee. FIN 45 also addresses the disclosures required by a guarantor in interim and annual financial statements regarding obligations under guarantees. We will adopt the requirement for recognition of the liability for the fair value of guaranteed obligations prospectively for guarantees entered into after January 1, 2003. We adopted the disclosure provisions as of December 31, 2002.

      h.    Variable Interest Entities

            In 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 defines a variable interest entity (VIE) as a corporation, partnership, trust or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities, and results of activities effective for 2003. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. The Company is currently evaluating the impacts of FIN 46 to its consolidated financial statements and does not believe that the adoption of FIN 46 will have a material impact on the consolidated results of operations, financial position or liquidity for the periods presented herein.

EQUIPMENT OFF BALANCE SHEET AND RELATED CUSTOMER CREDIT RISK

            The Company subleased certain highly specialized RoadRailer(R) equipment to Amtrak, who is experiencing financial difficulties. Due to the highly specialized nature of the equipment, the recovery value of the equipment is considered to be minimal. The unamortized lease value of this arrangement is approximately $5.0 million as of December 31, 2002. The Company also has finance contracts related to this customer recorded on its December 31, 2002 balance sheet of approximately $10.7 million. As of December 31, 2002, the customer was current in its obligations to the Company. As a result, the Company has not recorded any provision for a loss on this equipment.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      b.    Interest Rates

            As of December 31, 2002, the Company had approximately $125 million of floating rate debt outstanding under its various financing agreements. A hypothetical 100 basis-point increase in the floating interest rate from the current level would correspond to approximately a $1.3 million increase in interest expense over a one-year period. This sensitivity analysis does not account for the change in the Company's competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

      c.    Foreign Exchange Rates

            The Company is subject to fluctuations in the Canadian dollar exchange rate and that impact on intercompany transactions between the Company and its Canadian subsidiary, as well as U.S. denominated transactions between the Canadian subsidiaries and unrelated parties. Since acquiring its Canadian subsidiary, the Company has not undertaken any activities, such as hedging activities, to mitigate this exposure. Therefore, exchange rate fluctuations could have a material impact on the results of operations. The Company also has historically entered into foreign currency forward contracts (principally against the German Deutschemark and French Franc) to hedge the net receivable/payable position arising from trade sales (including lease revenues) and purchases with regard to the Company's international activities. The Company does not hold or issue derivative financial instruments for speculative purposes. As of December 31, 2002, the Company had no foreign currency forward contracts outstanding.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                PAGES
                                                                                -----
Reports of Independent Public Accountants ..................................      34

Consolidated Balance Sheets as of December 31, 2002 and 2001 ...............      36

Consolidated Statements of Operations for the years ended December 31, 2002,
2001 and 2000 ..............................................................      37

Consolidated Statements of Stockholders' Equity for the years ended December
31, 2002, 2001 and 2000 ....................................................      38

Consolidated Statements of Cash Flows for the years ended December 31, 2002,
2001 and 2000 ..............................................................      39

Notes to Consolidated Financial Statements .................................      40

                         Report of Independent Auditors

To the Shareholders of Wabash National Corporation:

We have audited the accompanying consolidated balance sheet of Wabash National Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Wabash National Corporation and subsidiaries as of December 31, 2001 and for the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated April 12, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wabash National Corporation and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," in 2002.


                                          ERNST & YOUNG LLP


Indianapolis, Indiana
February 19, 2003
except for Notes 1, 7, 9, and 12, as to which the date is April 11, 2003

            This report is a copy of a report previously issued by Arthur Andersen LLP. The report has not been reissued by Arthur Andersen nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K.

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

                                                ARTHUR ANDERSEN LLP


Indianapolis, Indiana,
April 12, 2002.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                              December 31,
                                                                       -------------------------
                           ASSETS                                        2002            2001
                                                                       ---------       ---------
CURRENT ASSETS:
     Cash and cash equivalents ..................................      $  35,659       $  11,135
     Accounts receivable, net ...................................         34,396          58,358
     Current portion of finance contracts .......................          9,528          10,646
     Inventories ................................................        134,872         191,094
     Refundable income taxes ....................................            911          25,673
     Prepaid expenses and other .................................         17,388          17,231
                                                                       ---------       ---------
           Total current assets .................................        232,754         314,137

PROPERTY, PLANT AND EQUIPMENT, net ..............................        145,703         170,330

EQUIPMENT LEASED TO OTHERS, net .................................        100,837         109,265

FINANCE CONTRACTS, net of current portion .......................         22,488          40,187

GOODWILL, net ...................................................         34,652          34,540

OTHER ASSETS ....................................................         29,135          24,045
                                                                       ---------       ---------
                                                                       $ 565,569       $ 692,504
                                                                       =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt .......................      $  42,961       $  60,682
     Current maturities of capital lease obligations ............         12,860          21,559
     Accounts payable ...........................................         60,457          51,351
     Other accrued liabilities ..................................         61,424          69,246
                                                                       ---------       ---------
           Total current liabilities ............................        177,702         202,838

LONG-TERM DEBT, net of current maturities .......................        239,043         274,021

LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current maturities ..         51,993          55,755

DEFERRED INCOME TAXES ...........................................             --              --

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES ..................         22,847          28,905

STOCKHOLDERS' EQUITY:
     Preferred stock, 352,000 and 482,041 shares
     authorized, issued and outstanding with an aggregate
        liquidation value of  $17,600 and $30,600, respectively .              3               5
     Common stock, $0.01 par value, 75,000,000 shares authorized,
        25,647,060 and 23,013,847 shares issued and outstanding,
        respectively ............................................            257             230
     Additional paid-in capital .................................        237,489         236,804
     Retained deficit ...........................................       (162,222)       (104,469)
     Accumulated other comprehensive loss .......................           (264)           (306)
     Treasury stock at cost, 59,600 common shares ...............         (1,279)         (1,279)
                                                                       ---------       ---------
           Total stockholders' equity ...........................         73,984         130,985
                                                                       ---------       ---------
                                                                       $ 565,569       $ 692,504
                                                                       =========       =========

  The accompanying notes are an integral part of these Consolidated Statements

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            Years Ended December 31,
                                                -----------------------------------------------
                                                   2002              2001              2000
                                                -----------       -----------       -----------
NET SALES                                       $   819,568       $   863,392       $ 1,332,172

COST OF SALES                                       779,117           982,605         1,216,205
                                                -----------       -----------       -----------

      Gross profit (loss)                            40,451          (119,213)          115,967

GENERAL AND ADMINISTRATIVE EXPENSES                  53,897            56,955            34,354

SELLING EXPENSES                                     23,501            25,370            21,520

RESTRUCTURING CHARGES                                 1,813            37,864            36,338
                                                -----------       -----------       -----------

      Income (loss) from operations                 (38,760)         (239,402)           23,755

OTHER INCOME (EXPENSE):
   Interest expense                                 (30,873)          (21,292)          (19,740)
   Trade receivables facility costs                  (4,072)           (2,228)           (7,060)
   Foreign exchange gains and losses, net                 5            (1,706)               --
   Equity in losses of unconsolidated
   affiliate                                             --            (7,668)           (3,050)
   Restructuring charges                                 --            (1,590)           (5,832)
   Other, net                                         2,232            (1,139)              877
                                                -----------       -----------       -----------

   Loss before income taxes                         (71,468)         (275,025)          (11,050)

INCOME TAX BENEFIT                                  (15,278)          (42,857)           (4,314)
                                                -----------       -----------       -----------

Net Loss                                        $   (56,190)      $  (232,168)      $    (6,736)

PREFERRED STOCK DIVIDENDS                             1,563             1,845             1,903
                                                -----------       -----------       -----------

NET LOSS APPLICABLE TO COMMON
STOCKHOLDERS                                    $   (57,753)      $  (234,013)      $    (8,639)
                                                ===========       ===========       ===========
LOSS PER SHARE:

   Basic                                        $     (2.43)      $    (10.17)      $     (0.38)
                                                ===========       ===========       ===========
   Diluted                                      $     (2.43)      $    (10.17)      $     (0.38)
                                                ===========       ===========       ===========


COMPREHENSIVE LOSS:
   Net Loss                                     $   (56,190)      $  (232,168)      $    (6,736)
   Foreign currency translation adjustment               42              (306)               --
                                                -----------       -----------       -----------
NET COMPREHENSIVE LOSS                          $   (56,148)      $  (232,474)      $    (6,736)
                                                ===========       ===========       ===========


 The accompanying notes are an integral part of these Consolidated Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                Preferred Stock                    Common Stock             Additional
                                          ---------------------------       --------------------------       Paid-In
                                            Shares           Amount          Capital          Amount         Capital
                                          ----------       ----------       ----------      ----------      ----------
BALANCES, December 31, 1999                  482,041       $        5       22,985,186      $      230      $  236,474

   Net loss for the year                          --               --               --              --              --
   Cash dividends declared:
     Common stock ($0.16 per share)               --               --               --              --              --
     Preferred stock                              --               --               --              --              --
   Common stock issued under:
     Employee stock purchase plan                 --               --           15,544              --             158
     Employee stock bonus plan                    --               --            1,760              --              28
                                          ----------       ----------       ----------      ----------      ----------

BALANCES, December 31, 2000                  482,041       $        5       23,002,490      $      230      $  236,660

   Net loss for the year                          --               --               --              --              --
   Foreign currency translation                   --               --               --              --              --
   Cash dividends declared:
     Common stock ($0.09 per share)               --               --               --              --              --
     Preferred stock                              --               --               --              --              --
   Common stock issued under:
     Employee stock purchase plan                 --               --            7,138              --              70
     Employee stock bonus plan                    --               --            1,960              --              27
     Outside directors' compensation              --               --            2,259              --              47
                                          ----------       ----------       ----------      ----------      ----------

BALANCES, December 31, 2001                  482,041       $        5       23,013,847      $      230      $  236,804

   Net loss for the year                          --               --               --              --              --
   Foreign currency translation                   --               --               --              --              --
   Cash dividends declared:
     Common stock                                 --               --               --              --              --
     Preferred stock                              --               --               --              --              --
   Preferred Stock Conversion               (130,041)              (2)       2,589,687              26             334
   Common stock issued under:
     Employee stock purchase plan                 --               --            5,312               1              47
     Employee stock bonus plan                    --               --           10,300              --              89
     Stock option plan                            --               --           11,168              --              82
     Outside directors' compensation              --               --           16,746              --             133
                                          ----------       ----------       ----------      ----------      ----------

BALANCES, December 31, 2002                  352,000       $        3       25,647,060      $      257      $  237,489
                                          ==========       ==========       ==========      ==========      ==========

                                           Retained          Other
                                           Earnings      Comprehensive       Treasury
                                           (Deficit)      Income(Loss)        Stock            Total
                                          ----------     -------------      ----------       ----------
BALANCES, December 31, 1999               $  143,935       $       --       $   (1,279)      $  379,365

   Net loss for the year                      (6,736)              --               --           (6,736)
   Cash dividends declared:
     Common stock ($0.16 per share)           (3,679)              --               --           (3,679)
     Preferred stock                          (1,903)              --               --           (1,903)
   Common stock issued under:
     Employee stock purchase plan                 --               --               --              158
     Employee stock bonus plan                    --               --               --               28
                                          ----------       ----------       ----------       ----------

BALANCES, December 31, 2000               $  131,617       $       --       $   (1,279)      $  367,233

   Net loss for the year                    (232,168)              --               --         (232,168)
   Foreign currency translation                   --             (306)              --             (306)
   Cash dividends declared:
     Common stock ($0.09 per share)           (2,073)              --               --           (2,073)
     Preferred stock                          (1,845)              --               --           (1,845)
   Common stock issued under:
     Employee stock purchase plan                 --               --               --               70
     Employee stock bonus plan                    --               --               --               27
     Outside directors' compensation              --               --               --               47
                                          ----------       ----------       ----------       ----------

BALANCES, December 31, 2001               $ (104,469)      $     (306)      $   (1,279)      $  130,985

   Net loss for the year                     (56,190)              --               --          (56,190)
   Foreign currency translation                   --               42               --               42
   Cash dividends declared:
     Common stock                                 --               --               --               --
     Preferred stock                          (1,563)              --               --           (1,563)
   Preferred Stock Conversion                     --               --               --              358
   Common stock issued under:
     Employee stock purchase plan                 --               --               --               48
     Employee stock bonus plan                    --               --               --               89
     Stock option plan                            --               --               --               82
     Outside directors' compensation              --               --               --              133
                                          ----------       ----------       ----------       ----------

BALANCES, December 31, 2002               $ (162,222)      $     (264)      $   (1,279)      $   73,984
                                          ==========       ==========       ==========       ==========


 The accompanying notes are an integral part of these Consolidated Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                       Years Ended December 31,
                                                                                               -----------------------------------
                                                                                                    2002         2001         2000
                                                                                               ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................................................   $ (56,190)   $(232,168)   $  (6,736)
Adjustments to reconcile net income to net cash provided by (used in) operating activities .
   Depreciation and amortization ...........................................................      28,626       32,143       30,051
   Net (gain) loss on the sale of assets ...................................................      (1,322)        (504)       1,474
   Provision for losses on accounts receivable and finance contracts .......................       9,773       20,959        4,088
   Deferred income taxes ...................................................................          --      (14,441)      (8,906)
   Equity in losses of unconsolidated affiliate ............................................          --        7,183        3,050
   Restructuring and other related charges .................................................       1,813       41,067       46,650
   Cash used in restructuring ..............................................................        (373)      (6,988)          --
   Used trailer valuation charges ..........................................................       5,443       62,134        9,600
   Loss contingencies and impairment of equipment leased to others .........................       4,831       37,900           --
   Other non-cash adjustments ..............................................................       4,706           --           --
   Change in operating assets and liabilities, excluding effects of the acquisitions
       Accounts receivable .................................................................      19,695        1,790       52,709
       Inventories .........................................................................      58,335      107,755      (74,479)
       Refundable income taxes .............................................................      24,762      (20,121)      (5,552)
       Prepaid expenses and other ..........................................................      (4,016)       3,863        5,368
       Accounts payable and accrued liabilities ............................................       9,776      (34,443)     (69,880)
       Other, net ..........................................................................      (1,577)         261       (1,106)
                                                                                               ---------    ---------    ---------
       Net cash provided by (used in) operating activities .................................     104,282        6,390      (13,669)
                                                                                               ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures .......................................................................      (5,703)      (5,899)     (60,342)
Additions to equipment leased to others ....................................................      (9,792)     (70,444)     (69,553)
Additions to finance contracts .............................................................      (7,718)     (18,662)     (19,400)
Investment in unconsolidated affiliate .....................................................          --       (7,183)      (3,706)
Acquisitions, net of cash acquired .........................................................          --       (6,336)          --
Proceeds from sale of leased equipment and finance contracts ...............................       5,337       60,556       60,845
Principal payments received on finance contracts ...........................................      13,278        6,787       12,914
Proceeds from the sale of property, plant and equipment ....................................      16,617          426        9,638
                                                                                               ---------    ---------    ---------
       Net cash provided by (used in) investing activities .................................      12,019      (40,755)     (69,604)
                                                                                               ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
   Issuance of bank term loan ..............................................................      80,402           --           --
   Revolving bank line of credit ...........................................................      56,798      428,776      512,300
   Long-term debt ..........................................................................          --           --       62,500
   Sale of common stock ....................................................................         351          144          186
Payments:
   Revolving bank line of credit ...........................................................    (146,491)    (361,006)    (500,299)
   Long-term debt and capital lease obligations ............................................     (78,589)     (21,738)      (4,122)
   Common stock dividends ..................................................................          --       (2,991)      (3,679)
   Preferred stock dividends ...............................................................        (443)      (1,879)      (1,903)
   Debt issuance costs .....................................................................      (3,805)          --           --
                                                                                               ---------    ---------    ---------
       Net cash provided by (used in) financing activities .................................     (91,777)      41,306       64,983
                                                                                               ---------    ---------    ---------

NET (DECREASE) INCREASE IN CASH ............................................................      24,524        6,941      (18,290)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE  PERIOD ..................................      11,135        4,194       22,484
                                                                                               ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD .........................................   $  35,659    $  11,135    $   4,194
                                                                                               =========    =========    =========
Supplemental disclosures of cash flow information
   Cash paid during the year for:

       Interest ............................................................................   $  27,913    $  20,230    $  19,694
       Income taxes paid (refunded), net ...................................................     (38,153)      (7,047)      18,064

  The accompanying notes are an integral part of these Consolidated Statements

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF THE BUSINESS, INDUSTRY AND FINANCIAL CONDITION

            Wabash National Corporation (the Company) designs, manufactures and markets standard and customized truck trailers and intermodal equipment under the Wabash(R), Fruehauf(R) and RoadRailer(R) trademarks. The Company produces and sells aftermarket parts through its division, Wabash National Parts, and its wholly-owned subsidiary, Wabash National Trailer Centers (WNTC), formerly known as North American Trailer Centers(TM). In addition to aftermarket parts sales, WNTC sells new and used trailers through its retail network and provides maintenance service for the Company's and competitors' trailers and related equipment. On January 5, 2001, WNTC acquired Canadian branch locations in connection with the Breadner acquisition. The Company's other significant wholly-owned subsidiaries include Apex Finance, Apex Trailer Leasing and Rentals, L.P. and National Trailer Funding (the Finance Companies), and Cloud Oak Flooring Company, Inc. and WNC Cloud Merger Sub, Inc. (Wabash Wood Products). The Finance Companies provide rental, leasing and finance programs to their customers for new and used trailers through the retail and distribution segment. Wabash Wood Products manufactures hardwood flooring primarily for the Company's manufacturing segment.

            After a 14.7% decline in demand during 2000 and a further decline of 48.3% during 2001, the trailer industry in the United States saw a third consecutive year of declines in demand during 2002 with overall new production of 139,658 units down slightly from 140,084 units in 2001. During this three year industry retrenchment, the Company's market share of new trailers declined from 24.5% in 2000 and 22.6% in 2001 to 19.4% during 2002.

            As a result of these conditions, the Company implemented a comprehensive plan to scale its operations to meet demand and to survive, including:

                  o     Hiring of new management;

                  o     Rationalizing manufacturing capacity;

                  o Reducing its cost structure through continuous improvement initiatives;

                  o     Reducing used trailer inventories;

                  o     Divesting international operations;

                  o     Rationalizing retail and distribution capacity; and

                  o     Improving working capital management.

            Beginning in 2001 and continuing into 2002, the Company closed two of its three trailer assembly facilities, conducted an employee layoff for the first time in the Company's history, liquidated approximately $110 million of used trailers under an aggressive liquidation plan, completed its divestiture of its European operations, closed approximately 10 of its 49 factory-owned branch locations, closed one of its two wood flooring facilities and closed one of two parts distribution centers. As a result of these dramatic steps, the Company increased its liquidity position (cash on hand and available borrowings under existing credit facilities) from approximately $19 million as of September 30, 2001 to approximately $78 million at the end of 2002. These actions also began to improve the results from operations during 2002. The net loss in 2002 of $56.2 million represented a 76% improvement over the net loss reported in 2001 of $232.2 million, despite a 5% decline in net sales during 2002 compared to 2001.

            The net losses incurred in both 2001 and 2002 resulted in the Company being in technical violation of financial covenants with certain of its lenders on December 31, 2001 and on February 28, 2003. The Company received a waiver of the violation from its lenders and subsequently amended its debt agreements in April 2002 and 2003, respectively.

            While the Company believes that industry conditions are likely to rebound, the Company believes it has significantly restructured its operations and, based on its projections, the Company anticipates generating positive earnings before interest, taxes, depreciation and amortization (EBITDA) in 2003. Although the Company believes that the assumptions underlying the 2003 projections are reasonable, there are risks related to market demand and sales in the U.S. and Canada, adverse interest rate or currency movements, realization of anticipated cost reductions and levels of used trailer trade-ins that could cause actual results to differ from the projections. Should results continue to decline, the Company is prepared to take additional cost cutting actions. While there can be no assurance that the Company will achieve these results, the Company believes it has adequately modified its operations to be in compliance with its financial covenants throughout 2003 and believes that its existing sources of liquidity combined with its operating results will generate sufficient liquidity such that the Company has the ability to meet its obligations as they become due throughout 2003.

            However, based upon debt maturities and the Company's forecasted operating results for 2003, it is unlikely that the Company will be able to repay all of the debt and capital lease obligations due in 2004 from operations. Therefore, the Company will be required to refinance, amend or restructure existing obligations during the first quarter of 2004 in order to continue as a going concern.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            a.    Basis of Consolidation

            The consolidated financial statements reflect the accounts of the Company and its wholly-owned and majority-owned subsidiaries with the exception of ETZ, in 2001 and 2000, since the control of this subsidiary was deemed to be temporary. Accordingly, ETZ's operating results are included in Equity in Losses of Unconsolidated Affiliate in the Consolidated Statements of Operations. ETZ was divested January of 2002 as discussed in Footnote 5. All significant intercompany profits, transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior periods to conform to the current year presentation. These reclassifications had no effect on net income (loss) for the periods previously reported.

            b.    Use of Estimates

            The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that directly affect the amounts reported in its consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

            c.    Foreign Currency Accounting

            The financial statements of the Company's Canadian subsidiary have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (FASB) Statement No. 52, Foreign Currency Translation. Assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Revenues and expenses have been translated using a weighted-average exchange rate for the period. The resulting translation adjustments are recorded as Other Comprehensive Income (Loss) in Stockholders' Equity. Gains or losses resulting from foreign currency transactions are included in Foreign Exchange Gains and Losses, net on the Company's Consolidated Statements of Operations. The Company recorded foreign currency (gains) losses of $0 during 2002, $1.7 million in 2001 and $0 during 2000.

            d.    Revenue Recognition

            The Company recognizes revenue from the sale of trailers and aftermarket parts when the customer has made a fixed commitment to purchase the trailers for a fixed or determinable sales price, collection is reasonably assured under the Company's normal billing and credit terms and ownership and all risks of loss have been transferred to the buyer, which is normally upon shipment or pick up by the customer.

            The Company recognizes revenue from direct finance leases based upon a constant rate of return while revenue from operating leases is recognized on a straight-line basis in an amount equal to the invoiced rentals.

            e.    Used Trailer Trade Commitments

            The Company has commitments with certain customers to accept used trailers on trade for new trailer purchases. These commitments arise in the normal course of business related to future new trailer orders. The Company has accepted trade ins from customers of approximately $40.5 million, $135.5 million and $177.0 million in 2002, 2001 and 2000, respectively. As of December 31, 2002 and 2001, the Company had approximately $7.0 million and $25.7 million, respectively, of outstanding trade commitments with customers. The net realizable value of these commitments was approximately $6.4 million and $18.0 million as of December 31, 2002 and 2001, respectively. The Company's policy is to recognize losses related to these commitments, if any, at the time the new trailer revenue is recognized.

            f.    Cash and Cash Equivalents

            Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less. As of December 31, 2002, the Company has $5.2 million in restricted cash representing escrowed amounts to pay the first quarter of 2003 interest on its Senior Notes and Term Loan. The amounts are escrowed in compliance with the Company's credit agreements and will be replenished quarterly. The restricted cash is included in Prepaid Expenses and Other on the Consolidated Balance Sheets.

            g.    Accounts Receivable and Finance Contracts

            Accounts receivable and finance contracts as shown in the accompanying Consolidated Balance Sheets are net of allowance for doubtful accounts. Accounts receivable primarily includes trade receivables. The Company records and maintains a provision for doubtful accounts for customers based upon a variety of factors including the Company's historical experience, the length of time the account has been outstanding and the financial condition of the customer. If the circumstances related to specific customers were to change, the Company's estimates with respect to the collectibility of the related accounts could be further adjusted. Provisions to the allowance for doubtful accounts are charged to General and Administrative Expenses on the Consolidated Statements of Operations. The activity in the allowance for doubtful accounts was as follows (in thousands):

                                           Years Ended December 31,
                                       --------------------------------
                                         2002        2001        2000
                                       --------    --------    --------
        Balance at beginning of year   $ 14,481    $  3,745    $  2,930
           Provision                      9,773      20,959       4,088
           Write-offs, net               (8,037)    (10,223)     (3,273)
                                       --------    --------    --------
        Balance at end of year         $ 16,217    $ 14,481    $  3,745
                                       ========    ========    ========

            h.    Inventories

            Inventories are primarily stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured inventory includes raw material, labor and overhead. Inventories consist of the following (in thousands):

                                                         December 31,
                                                    ----------------------
                                                      2002          2001
                                                    --------      --------
                 Raw materials and components       $ 27,646      $ 38,235
                 Work in progress ............        14,447        10,229
                 Finished goods ..............        55,523        58,984
                 Aftermarket parts ...........        15,054        22,726
                 Used trailers ...............        22,202        60,920
                                                    --------      --------
                                                    $134,872      $191,094
                                                    ========      ========

            The Company recorded used trailer inventory valuation adjustments totaling $5.4 million, $62.1 million and $9.6 million during 2002, 2001 and 2000, respectively. These adjustments, which are reflected in Cost of Sales on the Consolidated Statements of Operations, were calculated in accordance with the Company's inventory valuation policies that are designed to state used trailers at the lower of cost or market.

            i.    Property, Plant and Equipment

            Property, plant and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred, and expenditures that extend the useful life of the asset are capitalized. Depreciation is recorded using the straight-line method over the estimated useful lives of the depreciable assets. Estimated useful lives are 33 years for buildings and building improvements and range from three to 10 years for machinery and equipment. Depreciation expense on property plant and equipment was $14.7 million, $16.7 million and $14.0 million for 2002, 2001 and 2000, respectively.

            Property, plant and equipment consist of the following (in thousands):

                                                      December 31,
                                               -------------------------
                                                 2002            2001
                                               ---------       ---------
      Land                                     $  25,059       $  27,907
      Buildings and building improvements         91,774          92,987
      Machinery and equipment                    112,796         122,981
      Construction in progress                     3,108             817
                                               ---------       ---------
                                                 232,737         244,692
      Less -- accumulated depreciation           (87,034)        (74,362)
                                               ---------       ---------
                                               $ 145,703       $ 170,330
                                               =========       =========

            j.    Equipment Leased to Others

            Equipment leased to others at December 31, 2002 and December 31, 2001 was $100.8 million and $109.3 million, net of accumulated depreciation of $11.2 million and $9.4 million, respectively. Additions to equipment leased to others are classified as investing activities on the Consolidated Statements of Cash Flows. The equipment leased to others is depreciated over the estimated life of the equipment or the term of the underlying lease arrangement, not to exceed 15 years, with a 20% residual value or a residual value equal to the estimated market value of the equipment at lease termination. Depreciation expense on equipment leased to others, including capital lease assets, was $9.3 million, $9.6 million and $10.9 million for 2002, 2001 and 2000, respectively.

            k.    Goodwill

            The changes in the carrying amount of goodwill for the years ended December 31, 2001 and 2002 are as follows (in thousands):

                                                       Retail and
                                      Manufacturing   Distribution      Total
                                      -------------   ------------     --------
Balance as of January 1, 2001            $ 18,862       $  3,860       $ 22,722
  Goodwill acquired                            --         13,000         13,000
  Goodwill amortized                         (505)          (664)        (1,169)
  Effects of foreign currency                  --            (13)           (13)
                                         --------       --------       --------
Balance as of December 31, 2001          $ 18,357       $ 16,183       $ 34,540
  Effects of foreign currency                  --            112            112
                                         --------       --------       --------
Balance as of December 31, 2002          $ 18,357       $ 16,295       $ 34,652
                                         ========       ========       ========

            The Company adopted SFAS No. 142. Goodwill and Other Intangible Assets, as of January 1, 2002. This new standard changes the accounting for goodwill from an amortization method to an impairment-only approach and introduces a new model for determining impairment charges. The new model involves the comparing of the carrying value of the goodwill to its fair value. The Company estimates fair value based upon the present value of future cash flows. In estimating the future cash flows, the Company takes into consideration the overall and industry economic conditions and trends, market risk of the Company and historical information. The Company completed the initial transition impairment test as of January 1, 2002 and determined that there was no impairment loss as a result of adoption. The Company conducted its annual impairment test as of October 1, 2002 and has determined no subsequent impairment of goodwill exists. The Company will continue to perform annual impairment tests, as required under SFAS No. 142, and review its goodwill for impairment when circumstances indicate that the fair value has declined significantly.

            The following table presents, on a proforma basis, net loss and loss per share as if SFAS No. 142 had been in effect for all years presented.

                                                               For the Year Ended December 31,
                                                       -----------------------------------------------
(in thousands, except for loss-per-share amounts)
                                                          2002              2001              2000
                                                       -----------       -----------       -----------
Reported net loss                                      $   (56,190)      $  (232,168)      $    (6,736)
Goodwill amortization (net of tax)                              --             1,124               589
                                                       -----------       -----------       -----------
Adjusted net loss                                      $   (56,190)      $  (231,044)      $    (6,147)
                                                       ===========       ===========       ===========

Basic and diluted loss per share:
   Reported net loss per share                         $     (2.43)      $    (10.17)      $     (0.38)
   Goodwill amortization (net of tax) per share                 --              0.05              0.03
                                                       -----------       -----------       -----------
   Adjusted net loss per share                         $     (2.43)      $    (10.12)      $     (0.35)
                                                       ===========       ===========       ===========

            l.    Other Assets

            The Company has other intangible assets including patents and licenses, non-compete agreements and technology costs which are being amortized on a straight-line basis over periods ranging from two to 12 years. Intangible assets are included in Other Assets on the Consolidated Balance Sheets. As of December 31, 2002 and 2001, the Company had intangible assets, net of amortization of $6.0 million and $9.3 million, respectively. Amortization expense for 2002, 2001 and 2000 was $2.4 million, $1.9 million and $1.7 million, respectively, and is estimated to be $1.8 million, $1.3 million, $0.9 million, $0.6 million and $0.5 million for 2003, 2004, 2005, 2006 and 2007, respectively.

            The Company capitalizes the cost of computer software developed or obtained for internal use in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized software is amortized using the straight-line method over three to five years. Software costs are included in Other Assets on the Consolidated Balance Sheets. As of December 31, 2002 and 2001, the Company had software costs, net of amortization of $4.1 million and $6.3 million, respectively.

            m.    Long-Lived Assets

            Long-lived assets are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever facts and circumstances indicate that the carrying amount may not be recoverable. Specifically, this process involves comparing an asset's carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life. If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations. Fair value is determined based upon discounted cash flows or appraisals as appropriate.

            n.    Other Accrued Liabilities

            The Company's warranty policy generally provides coverage for components of the trailer the Company produces or assembles. Typically, the coverage period is five years. The Company's policy is to accrue the estimated cost of warranty coverage at the time of the sale.

            The Company is self-insured up to specified limits for medical and workers' compensation coverage. The self-insurance reserves have been recorded to reflect the undiscounted estimated liabilities, including claims incurred but not reported, as well as catastrophic claims as appropriate.

            The Company recognizes a loss contingency for used trailer residual commitments for the difference between the equipment's purchase price and its fair market value when it becomes probable that the purchase price at the guarantee date will exceed the equipment's fair market value at that date.

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

            p.    Stock-Based Compensation

            As discussed further in Footnote 15, the Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options and, accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. However, SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, requires pro forma presentation as if compensation costs had been expensed under the fair value method of the SFAS No. 123. For purposes of pro forma disclosure, the estimated fair value of the options at the date of grant is amortized to expensed over the vesting period. The following table illustrates the effect on net loss and loss per share (LPS) as if compensation expense had been recognized:

                                                                         For the Year Ended December 31,
                                                                 -----------------------------------------------
(in thousands, except for loss-per-share amounts)
                                                                    2002              2001              2000
                                                                 -----------       -----------       -----------
Reported net loss                                                $   (56,190)      $  (232,168)      $    (6,736)
Stock-based compensation expense (net of tax)                         (1,671)           (1,871)           (1,918)
                                                                 -----------       -----------       -----------
Adjusted net loss                                                $   (57,861)      $  (234,039)      $    (8,654)
                                                                 ===========       ===========       ===========

Basic and diluted loss per share:
   Reported net loss per share                                   $     (2.43)      $    (10.17)      $     (0.38)
   Stock-based compensation expense (net of tax) per share             (0.07)            (0.08)            (0.08)
                                                                 -----------       -----------       -----------
   Adjusted net loss per share                                   $     (2.50)      $    (10.25)      $     (0.46)
                                                                 ===========       ===========       ===========

            q.    New Accounting Pronouncements

            Asset Retirement Obligations

            In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date of June 15, 2002, which becomes effective for the Company on January 1, 2003. This standard requires obligations associated with retirement of long-lived assets to be capitalized as part of the carrying value of the related asset. The Company does not believe the adoption of SFAS No. 143 will have a material effect on its financial position or results of operations.

            Asset Impairment or Disposal

            In August 2001, the FASB issued SFAS No. 144, which supercedes APB No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This standard retains the previously existing accounting requirements related to the recognition and measurement requirements of the impairment of long-lived assets to be held for use, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted the accounting provisions of this standard on January 1, 2002. The effect of adopting the accounting provisions of this standard was not material to the Company's financial statements. Consistent with the provisions of this new standard, financial statements for prior years have not been restated. As of December 31, 2002 and 2001, the Company had $9.2 million and $13.0 million, respectively, classified as assets held for sale and recorded in Prepaid Expenses and Other on the Consolidated Balance Sheets. The Company continues to pursue the immediate disposition of these assets as market conditions allow.

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

            Termination Benefits and Exit Costs

            In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No., 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 generally requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently not contemplating any restructuring activities, but if such activities were to be undertaken in the future, the Company would evaluate the effects, if any, that these activities could have on its results of operations or financial position.

            Stock-Based Compensation

            In December 2002, the FASB issued SFAS No. 148, effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosures and interim periods beginning after December 15, 2002 for interim disclosure provisions. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and requires a more prominent disclosure on an annual and interim basis of the method of accounting for stock-based compensation. As allowed by SFAS No. 148, the Company continues to account for stock-based compensation under APB No. 25, Accounting for Stock Issued to Employees and therefore, SFAS No. 148 will not have an affect on the Company's results of operations or financial condition.

            Guarantees

            In 2002, the FASB issued FASB Interpretation (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires an issuer of a guarantee to recognize an initial liability for the fair value of the obligations covered by the guarantee. FIN 45 also addresses the disclosures required by a guarantor in interim and annual financial statements regarding obligations under guarantees. We will adopt the requirement for recognition of the liability for the fair value of guaranteed obligations prospectively for guarantees entered into after January 1, 2003. We adopted the disclosure provisions as of December 31, 2002.

            Variable Interest Entities

            In 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 defines a variable interest entity (VIE) as a corporation, partnership, trust or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities, and results of activities effective for 2003. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. The Company is currently evaluating the impacts of FIN 46 to its consolidated financial statements and does not believe that the adoption of FIN 46 will have a material impact on the consolidated results of operations, financial position or liquidity for the periods presented herein.

3.    FAIR VALUE OF FINANCIAL INSTRUMENTS

            SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information for certain financial instruments. The differences between the carrying amounts and the estimated fair values, using the methods and assumptions listed below, of the Company's financial instruments at December 31, 2002, and 2001 were immaterial.

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

4.    RESTRUCTURING AND OTHER RELATED CHARGES

      a.    2001 Restructuring Plan

            During the third quarter of 2001, the Company recorded restructuring and other related charges totaling $40.5 million primarily related to the rationalization of the Company's manufacturing capacity resulting in the closure of the Company's platform trailer manufacturing facility in Huntsville, Tennessee, and its dry van facility in Fort Madison, Iowa. In addition, the Company closed a parts distribution facility in Montebello, California. During 2001 and 2000, the Huntsville, Tennessee and Fort Madison, Iowa facilities had revenues of $73.5 million and $184.3 million and operating losses of $4.5 million and operating income of $8.1 million, respectively. Included in the $40.5 million restructuring charge is the write-down of certain impaired fixed assets to their fair market value ($33.8 million), accrued severance benefits for approximately 600 employees ($0.9 million) and plant closure and other costs ($2.1 million). In addition, a $3.7 million charge is included in Cost of Sales related to inventory write-downs at the closed facilities in 2001. During the fourth quarter of 2001, the Company reduced its plant closure reserve by approximately $0.9 million as a result of the Company's ability to effectively control its closure costs.

            The Company's 2001 impairment charge reflects the write-down of certain long-lived assets that became impaired as a result of management's decision to close its operations at the two manufacturing plants discussed above. The estimated fair market value of the impaired assets totaled $6.7 million and was determined by management based upon economic conditions, potential alternative uses, market appraisals and potential markets for the assets which are held for sale and, accordingly, are classified in Prepaid Expenses and Other in the accompanying Consolidated Balance Sheets. Depreciation has been discontinued on the assets held for sale pending their disposal. The Company continues to pursue the disposal of these idle assets. In accordance with SFAS No. 144, effective January 1, 2002, the Company continues to review the assets for potential impairment and appropriate classification as assets held for sale.

            During the third quarter of 2002, the Company recorded an additional restructuring charge of $1.5 million for asset impairment at the Huntsville, Tennessee facility. During the fourth quarter of 2002, the Company recorded an additional restructuring charge of $0.1 million for asset impairment at the Fort Madison, Iowa facility.

Details of the restructuring charges and reserve for the 2001 Restructuring Plan are as follows (in thousands):

                                                                                     Utilized
                                                 Original     Additional      -----------------------       Balance
                                                Provision     Provision         2001           2002         12/31/02
                                                ---------     ----------      --------       --------       --------
Restructuring costs:
   Impairment of long-lived assets               $ 33,842      $  1,586       $(33,842)      $ (1,586)      $     --
   Plant closure costs                              1,763            --         (1,463)          (300)            --
   Severance benefits                                 912            --           (912)            --             --
   Other                                              305            --           (105)          (200)            --
                                                 --------      --------       --------       --------       --------
                                                   36,822         1,586        (36,322)        (2,086)            --
                                                 --------      --------       --------       --------       --------

Inventory write-down                                3,714            --         (3,714)            --             --
                                                 --------      --------       --------       --------       --------

Total restructuring & other related charges      $ 40,536      $  1,586       $(40,036)      $ (2,086)      $     --
                                                 ========      ========       ========       ========       ========

      b.    2000 Restructuring Plan

            In December 2000, the Company recorded restructuring and other related charges totaling $46.6 million primarily related to the Company's exit from manufacturing products for export outside the North American market, international leasing and financing activities and the consolidation of certain domestic operations. Included in this total is $40.8 million that has been included as a component of income from operations. Specifically, $19.1 million of this amount represented the impairment of certain equipment subject to leases with the Company's international customers, $8.6 million represented losses recognized for various financial guarantees related to international financing activities, and $6.9 million was recorded for the write-down of other assets as well as charges associated with the consolidation of certain domestic operations including severance benefits of $0.2 million. Also included in the $40.8 million is a $4.5 million charge for inventory write-downs related to the restructuring actions which is included in Cost of Sales. The Company has recorded $5.8 million as a restructuring charge in Other Income (Expense) representing the write-off of the Company's remaining equity interest in ETZ for a decline in fair value that is deemed to be other than temporary.

            The total impairment charge recognized by the Company as a result of its restructuring activities was $20.8 million. The estimated fair value of the impaired assets totaled $3.4 million and was determined by management based upon economic conditions and potential alternative uses and markets for the equipment. In accordance with SFAS No. 144, effective January 1, 2002, the Company continues to review the assets for potential impairment and appropriate classification as assets held for sale.

            In January 2002, the Company completed its divestiture of ETZ. As a result of this divestiture, the Company adjusted its restructuring reserve by $1.4 million during the fourth quarter of 2001. This adjustment primarily related to the assumption of certain financial guarantees in connection with the divestiture. During the third quarter of 2002, the Company recorded an additional restructuring charge of $0.2 million related to asset impairments on the Sheridan, Arkansas facility closed in 2000 as part of the consolidation of certain domestic operations.

            Details of the restructuring charges and reserve for the 2000 Restructuring Plan are as follows (in thousands):

                                                                                        Utilized
                                                    Original     Additional     ------------------------       Balance
                                                   Provision     Provision      2000-2001         2002         12/31/02
                                                   ---------     ----------     ---------       --------       --------
Restructuring of majority-owned operations:
  Impairment of long-lived assets                   $ 20,819      $    227       $(20,819)      $   (227)      $     --
  Loss related to equipment guarantees                 8,592            --         (3,394)           492          5,690
  Write-down of other assets & other charges           6,927            --         (5,568)          (373)           986
                                                    --------      --------       --------       --------       --------
                                                      36,338           227        (29,781)          (108)         6,676
                                                    --------      --------       --------       --------       --------
Restructuring of minority interest operations:
  ETZ equity interest                                  5,832            --         (5,832)            --             --
  Financial guarantees                                    --         1,381             --           (307)         1,074
                                                    --------      --------       --------       --------       --------
                                                       5,832         1,381         (5,832)          (307)         1,074
                                                    --------      --------       --------       --------       --------

Inventory write-down and other charges                 4,480            --         (4,480)            --             --
                                                    --------      --------       --------       --------       --------

Total restructuring and other related charges       $ 46,650      $  1,608       $(40,093)      $   (415)      $  7,750
                                                    ========      ========       ========       ========       ========

            The Company's total restructuring reserves were $7.8 million and $8.4 million at December 31, 2002 and December 31, 2001, respectively. These reserves are included in Other Accrued Liabilities in the accompanying Consolidated Balance Sheets. The Company anticipates that these reserves will be adequate to cover the remaining charges to be incurred through 2004 which is the anticipated completion date for these restructuring plans.

5.    ACQUISITION AND DIVESTITURE

      a.    Acquisition

            On January 5, 2001, the Company acquired the Breadner Group of Companies (the Breadner Group) in a stock purchase agreement (the Breadner Acquisition). The Breadner Group was headquartered in Kitchener, Ontario, Canada and had 10 branch locations in seven Canadian Provinces. The Breadner Group was the leading Canadian distributor of new trailers as well as a provider of new trailer services and aftermarket parts. The Breadner Group had revenues and income from operations of approximately $135 million and $2.3 million (US Dollars), respectively, for its fiscal year ended September 30, 2000 and employed approximately 130 associates. For financial statement purposes, the Breadner Acquisition was accounted for as a purchase, and accordingly, the Breadner Group's assets and liabilities were recorded at fair value. The Breadner Group's operating results are included in the Consolidated Financial Statements since the date of acquisition. The aggregate consideration for this transaction included approximately $6.3 million in cash and $10.0 million in a long-term note and the assumption of certain liabilities. The long-term note has an annual interest rate of 7.25% and scheduled principal payments are due quarterly April 2001 through January 2006. The excess of the purchase price over the underlying assets acquired was approximately $13.0 million.

      b.    Divestiture

            On November 4, 1997, the Company purchased a 25.1% equity interest in Europaische Trailerzug Beteiligungsgesellschaft mbH (ETZ). ETZ is the majority shareholder of Bayerische Trailerzug Gesellschaft fur Bimodalen Guterverkehr mbH (BTZ), a European RoadRailer(R) operation based in Munich, Germany, which began operations in 1996 and has incurred operating losses since inception. The Company paid approximately $6.2 million for its ownership interest in ETZ during 1997 and made additional capital contributions of $7.2 million and $3.7 million during 2001 and 2000, respectively. During 2001 and 2000, the Company recorded approximately $7.7 million and $3.1 million, respectively, for its share of ETZ losses and the amortization of the premiums. Such amounts are recorded as Equity in Losses of Unconsolidated Affiliate on the accompanying Consolidated Statements of Operations.

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

6.    LOSS PER SHARE

            Loss per share (LPS) is computed in accordance with SFAS No. 128, Earnings per Share. A reconciliation of the numerators and denominators of the basic and diluted LPS computations, as required by SFAS No. 128, is presented below. Stock options redeemable for 125,340 shares, 78,534 shares and 0 shares at December 31, 2002, 2001 and 2000, respectively, and convertible preferred stock redeemable for 823,200 shares, 1,194,745 shares and 1,194,745 shares at December 31, 2002, 2001 and 2000, respectively, were excluded from the computation of diluted LPS for 2002, 2001 and 2000 since the inclusion of these items would have resulted in an antidilutive effect (in thousands except per share amounts):

                                     Net Loss         Weighted
                                   Available to        Average          Loss
                                      Common           Shares         Per Share
                                   ------------       ---------       ---------
2002

Basic                                $ (57,753)          23,791       $   (2.43)
Diluted                              $ (57,753)          23,791       $   (2.43)


2001

Basic                                $(234,013)          23,006       $  (10.17)
Diluted                              $(234,013)          23,006       $  (10.17)


2000

Basic                                $  (8,639)          22,990       $   (0.38)
Diluted                              $  (8,639)          22,990       $   (0.38)

7.    ACCOUNTS RECEIVABLE SECURITIZATION

            On October 1, 2001, the Company entered into a $100 million Conduit Securitization Facility (the A/R Facility) to replace its previous Accounts Receivable Securitization Facility. Under the terms of the A/R Facility, the Company sold, on a revolving basis, virtually all of its domestic accounts receivable to a wholly-owned, bankruptcy-remote special purpose entity (SPE). The SPE sold an undivided interest in receivables to an outside liquidity provider who in turn remitted cash back to the Company's SPE for receivables eligible for funding. As of December 31, 2001, the amount outstanding under the A/R Facility was $17.7 million and the amount outstanding under the Company's previous facility as of December 31, 2000 was $69.4 million.

            As of December 31, 2001, the Company was in technical violation of its financial covenants under the A/R Facility. Therefore, all amounts under this facility were due and payable on demand. Accordingly, the Company has reflected the $17.7 million outstanding under this facility as Accounts Receivable and Current Maturities of Long-Term Debt on the Consolidated Balance Sheet as of December 31, 2001.

            In April 2002, the Company replaced the A/R Facility with a new $110 million Trade Receivables Facility. Under the terms of the Trade Receivables Facility, the Company sells, on a revolving basis, predominately all of its domestic accounts receivable to a wholly-owned, bankruptcy remote SPE. The SPE sells an undivided interest in receivables to an outside liquidity provider who, in turn, remits cash back to the Company's SPE for receivables eligible for funding. This new facility includes financial covenants identical to the Company's debt obligations. As of December 31, 2002, there were no borrowings outstanding under this facility.

            Proceeds advanced under these facilities are used to provide liquidity in order to fund operations. The cash flows related to this securitization are reflected as cash flows from operating activities in the accompanying 2001 and 2000 Consolidated Statements of Cash Flows. There were no borrowings under this facility during 2002.

8.    EQUIPMENT LEASED TO OTHERS

            The Company has equipment on lease under both short-term and long-term lease arrangements with their customers. This equipment includes trailers manufactured by the Company and used trailers acquired on trade. Equipment on short-term lease represents lease contracts that are less than one year and typically run month-to-month, while long-term leases have terms ranging from one to five years in duration. Items being leased include both Company-owned equipment, which is reflected on the Consolidated Balance Sheets, as well as equipment that was sold by the Company and then simultaneously leased back to the Company which are accounted for as operating leases.

      a.    Equipment On Balance Sheet

            The Company's equipment leased to others, net was approximately $100.8 million and $109.3 million at December 31, 2002 and 2001, respectively.

            During 2001, the market values of used trailers declined significantly. This decline led the Company to perform an impairment analysis of its equipment leased to others in accordance with SFAS No. 121. This analysis indicated that the undiscounted future cash flows of this equipment was not sufficient to recover the carrying amount of certain portions of this equipment. Therefore, the Company recorded an impairment charge of approximately $10.5 million to reduce these assets to fair value. This charge is included in Cost of Sales in the Consolidated Statements of Operations. During 2002, the Company's on-going analysis of assets for impairment in accordance with SFAS No. 144 determined that certain assets were impaired. This analysis indicated that the undiscounted future cash flows of this equipment was not sufficient to recover the carrying amount of this equipment. Therefore, the Company recorded an impairment charge of approximately $2.0 million to reduce these assets to appraised value. This charge is included in Cost of Sales in the Consolidated Statements of Operations.

         The future minimum lease payments to be received by the Company under these lease transactions as of December 31, 2002 are as follows (in thousands):

                                                                Receipts
                                                                --------
2003 ................................................           $ 4,233
2004 ................................................             2,861
2005 ................................................             2,257
2006 ................................................             2,175
2007 ................................................             1,688
Thereafter ..........................................             2,168
                                                                -------
                                                                $15,382
                                                                =======

      b.    Equipment Off Balance Sheet

         In certain situations, the Company has sold equipment leased to others to independent financial institutions and simultaneously leased the equipment back under operating leases. All of this equipment has been subleased to customers under long-term arrangements, typically five years. As of December 31, 2002, the Company subleased certain highly specialized RoadRailer equipment to Amtrak, who is experiencing financial difficulties. Due to the highly specialized nature of the equipment, the recovery value of the equipment is considered to be minimal. The unamortized lease value of this arrangement is approximately $5.0 million as of December 31, 2002. Additionally, while these arrangements do not contain financial covenants, certain non-financial covenants such as provisions for cross default and material adverse changes are contained in these arrangements. Rental payments made by the Company under this transaction totaled $1.3 million, $4.9 million and $4.7 million during 2002, 2001 and 2000, respectively.

         The future minimum noncancellable lease payments the Company is required to make under the above mentioned transactions along with rents to be received under various sublease arrangements as of December 31, 2002 are as follows (in thousands):

                                                    Payments        Receipts
                                                    --------        --------
2003 ...............................                $1,317           $1,351
2004 ...............................                 1,317            1,340
2005 ...............................                   438            1,340
2006 ...............................                  --                953
2007 ...............................                  --                 46
Thereafter .........................                  --                  4
                                                    ------           ------
                                                    $3,072           $5,034
                                                    ======           ======

         The Company has end-of-term purchase options and residual guarantees related to these transactions. These purchase options totaled $2.6 million as of December 31, 2002 and 2001. These residual guarantees totaled $1.1 million as of December 31, 2002 and 2001. The Company also has finance contracts related to this customer recorded on its December 31, 2002, balance sheet of approximately $10.7 million.

         The Company recognizes a loss when the Company's operating lease payments exceed the anticipated rents from the sublease arrangements with customers. As of December 31, 2002, the customer was current in its obligations to the Company. As a result, the Company has not recorded any provision for a loss on this equipment.

      9.    CAPITAL LEASES

         Assets recorded under capital lease arrangements included in Property, Plant and Equipment, net and Equipment Leased to Others, net on the Consolidated Balance Sheets consist of the following (in thousands):

                                                               December 31,
                                                        ------------------------
                                                          2002             2001
                                                        -------          -------
Property, Plant and Equipment, net ...........          $  --            $11,503
Equipment Leased to Others, net ..............           43,599           42,233
                                                        -------          -------
                                                        $43,599          $53,736
                                                        =======          =======

         Accumulated depreciation recorded on leased assets at December 31, 2002 and 2001 was $2.1 million and $0.1 million, respectively. Depreciation expense recorded on leased assets in 2002 and 2001 was $2.2 million and $0.1 million, respectively.

         Future minimum lease payments under capital leases, assumes that the Company will refinance, amend or restructure certain of its capital lease obligations by the end of the first quarter of 2004, are as follows (in thousands):

                                                                        Amounts
                                                                        -------
2003 .....................................................             $ 15,598
2004 .....................................................               50,385
2005 .....................................................                2,794
2006 .....................................................                 --
2007 .....................................................                 --
Thereafter                                                                 --
                                                                       --------
                                                                       $ 68,777
Amount representing interest .............................               (3,924)
                                                                       --------
Capital lease obligations ................................               64,853
Obligations due within one year ..........................              (12,860)
                                                                       --------
Long-term capital lease obligations ......................             $ 51,993
                                                                       ========

         During December 2000, the Company entered into a sale and leaseback facility with an independent financial institution related to its rental equipment. As of December 31, 2000, the Company had $31.0 million of equipment financed through this facility which was accounted for as an operating lease. Rent expense related to this lease was approximately $9.2 million in 2001 and $0 in 2000. As of December 31, 2001, the Company was in technical violation of its financial covenants under this facility resulting in the unamortized lease value being due and payable. In April 2002, the facility was amended which resulted in a new lease. In accordance with SFAS No. 13, Accounting for Leases, the new lease was accounted for as a capital lease. Accordingly, the Company has reflected the unamortized lease value as a capital lease obligation of $65.2 million in the Consolidated Balance Sheet as of December 31, 2001. The leased equipment was recorded at fair value of $42.2 million in the Consolidated Balance Sheet as of December 31, 2001. The $23.0 million difference between the unamortized lease value and the fair value of the leased equipment was recorded as a charge to Cost of Sales in the Consolidated Statement of Operations for the year ended December 31, 2001. This capital lease has financial covenants identical to the Company's debt as discussed in Footnote 12. As of December 31, 2002, the Company had $36.1 million of equipment financed and $50.1 million under the capital lease obligation for this facility.

         During September 1997, the Company entered into a sale and leaseback facility with independent financial institutions related to certain of its rental equipment. As of December 31, 2001, the Company had $18.0 million in equipment financed through this facility which was accounted for as an operating lease. Rent expense related to this lease was approximately $4.3 million in 2002, $4.4 million in 2001 and $4.4 million in 2000. During the fourth quarter of 2002, the lease was amended resulting in a new lease. In accordance with SFAS No. 13, the new lease has been accounted for as a capital lease. Accordingly, the Company has reflected the unamortized lease value as a capital lease obligation of $14.7 million in the Consolidated Balance Sheet as of December 31, 2002. The leased equipment was recorded at fair value of $7.5 million in the Consolidated Balance Sheet as of December 31, 2002. The $7.2 million difference between unamortized lease value and the fair value of the leased equipment was recorded as a charge to Cost of Sales in the Consolidated Statement of Operations with $4.4 million being recorded as a loss contingency as of December 31, 2001, and the remaining $2.8 million being recorded in 2002.

         During 2001, the Company renewed a lease for a corporate aircraft. This lease arrangement expired in 2002 and, in accordance with SFAS No. 13, was reflected as a capital lease. Rent expense related to this lease was $1.4 million in 2001 and $1.4 million in 2000. During the second quarter of 2002, the decision was made to dispose of the airplane. In accordance with SFAS No. 144, the capital lease asset was written down to fair market value and reclassified, as an asset held for sale, to Prepaid Expenses and Other in the Consolidated Balance Sheet. Adjustments to reduce the fair value of the aircraft of $1.1 million and $0.8 million were recognized in the second and third quarters of 2002, respectively, as charges to General and Administrative Expense in the Consolidated Statement of Operations. Ultimately, the airplane was sold to a third party in December 2002, and the remaining lease liability of $11.3 million was paid off.

10. OTHER LEASE ARRANGEMENTS

      a.    Equipment Financing

         The Company has entered into agreements for the sale and leaseback of certain production equipment at its manufacturing locations. As of December 31, 2002 the unamortized lease value related to these agreements are approximately $14.9 million. Under these agreements, the initial lease terms expired during 2001. The Company elected to renew these agreements and anticipates renewing them through their maximum lease terms (2004-2008). Future minimum lease payments related to these arrangements are approximately $4.2 million per year and the end of term residual guarantees and purchase options are $2.4 million and $3.6 million, respectively. These agreements contain no financial covenants; however, they do contain non-financial covenants including cross default provisions which could be triggered if the Company is not in compliance with covenants in other debt or leasing arrangements.

         Total rent expense for these leases in 2002, 2001 and 2000 was $4.4 million, $4.1 million and $2.0 million, respectively.

      b.    Other Lease Commitments

         The Company leases office space, manufacturing, warehouse and service facilities and equipment under operating leases, the majority of which expire through 2006. Future minimum lease payments required under these other lease commitments as of December 31, 2002 are as follows (in thousands):

                                                                     Amounts
                                                                     -------
2003 .................................................               $2,625
2004 .................................................                1,484
2005 .................................................                  833
2006 .................................................                  644
2007 .................................................                  183
Thereafter
                                                                         12
                                                                     ------
                                                                     $5,781
                                                                     ======

         Total rental expense under operating leases was $5.4 million, $5.8 million, and $5.5 million for 2002, 2001 and 2000, respectively.

11. FINANCE CONTRACTS

         The Company previously provided financing for the sale of new and used trailers to its customers. The Company no longer originates finance contracts. The financing is principally structured in the form of finance leases, typically for a five-year term. Finance Contracts, as shown on the accompanying Consolidated Balance Sheets, are as follows (in thousands):

                                      December 31,
                               -----------------------
                                 2002            2001
                               --------       --------
Lease payments receivable      $ 34,817       $ 53,151
Estimated residual value          5,636          6,589
                               --------       --------
                                 40,453         59,740
Unearned finance charges         (6,881)       (11,563)
                               --------       --------
                                 33,572         48,177
Other, net ..............        (1,556)         2,656
                               --------       --------
                                 32,016         50,833
Less: current portion ...        (9,528)       (10,646)
                               --------       --------
                               $ 22,488       $ 40,187
                               ========       ========

         Other, net includes the sale of certain finance contracts with full recourse provisions. As a result of the recourse provision, the Company has reflected an asset and an offsetting liability of $0.9 million at December 31, 2002 in the Company's Consolidated Balance Sheets as a Finance Contract and Other Noncurrent Liabilities and Contingencies. In addition, other, net at December 31, 2002 includes $2.5 million for loss contingencies on finance contracts recorded as charges to General and Administrative Expenses on the Company's Consolidated Statements of Operations. Other, net of $2.7 million at December 31, 2001 includes finance contracts with full recourse provisions of $2.1 million and equipment subject to capital lease awaiting customer pick-up of $0.6 million. The future minimum lease payments to be received from finance contracts as of December 31, 2002 are as follows (in thousands):

                                                         Amounts
                                                         -------
2003.............................................        $11,084
2004.............................................          9,093
2005.............................................          5,705
2006.............................................          5,045
2007.............................................          2,227
Thereafter.......................................          1,663
                                                         -------
                                                         $34,817
                                                         =======

12. DEBT

         In April 2002, the Company restructured its existing revolving credit facility and Senior Notes. In April 2003, the Company amended its existing Bank Term Loan, Bank Line of Credit and Senior Notes agreements (the agreements). The agreements change debt maturities and principal payment schedules; provide for all assets, other than receivables, to be pledged as collateral equally to the lenders; increase the cost of funds; and require the Company to meet certain financial conditions, among other things. The agreements also contain certain restrictions on acquisitions and the payment of preferred stock dividends. The following reflects the terms of the agreements.

      a.    Long-term debt consists of the following (in thousands):

                                                                            DECEMBER 31,
                                                                     ------------------------
                                                                        2002            2001
                                                                     --------       ---------
Revolving Bank Line of Credit ................................        $  --         $  14,642
Receivable Securitization Facility ...........................           --            17,700
Mortgage and Other Notes Payable (3.0% - 8.17%, Due 2004-2008)         16,962          35,361
Bank Term Loan (Due March 2004) ..............................         75,273          75,000
Series A Senior Notes (10.16%, Due March 2004) ...............         47,408          50,000
Series C-H Senior Notes (10.91% - 11.3%, Due 2004-2008) ......         87,231          92,000
Series I Senior Notes (11.79%, Due 2005-2007) ................         47,408          50,000
Make Whole and Deferral Fee Notes (Due March 2004) ...........          7,722            --
                                                                    ---------       ---------
                                                                      282,004         334,703
         Less:  Current maturities ...........................        (42,961)        (60,682)
                                                                    ---------       ---------
                                                                    $ 239,043       $ 274,021
                                                                    =========       =========

      b. Maturities of long-term debt at December 31, 2002, assumes that the Company will refinance, amend or restructure certain of its obligations by the end of the first quarter of 2004, are as follows (in thousands):

                 Amounts
                 -------
2003 .....      $ 42,961
2004 .....       228,404
2005 .....         3,556
2006 .....         1,963
2007 .....         1,476
Thereafter         3,644
                --------
                $282,004
                ========

      c.    Revolving Bank Line of Credit and Bank Term Loan

         In April 2002 and as amended in April 2003, the Company restructured its $125 million Revolving Credit Facility into a $107 million term loan (Bank Term Loan) and $18 million revolving credit facility (Bank Line of Credit). The Bank Term Loan and Bank Line of Credit both mature on March 30, 2004 and are secured by all of the assets of the Company, other than receivables. The Bank Term Loan, of which approximately $31.5 million consists of outstanding letters of credit, requires monthly payments totaling $14.6 million per annum in 2003 and $12.4 million per annum in 2004, with the balance due March 30, 2004.

         Interest on the Bank Term Loan, excluding letters of credit, is variable based upon the adjusted London Interbank Offered Rate (LIBOR) plus 430 basis points or Prime Rate plus 200 basis points. Interest on the borrowings under the Bank Line of Credit is based upon LIBOR plus 405 basis points or the agent bank's alternative borrowing rate as defined in the agreement. The Company pays a commitment fee on the unused portion of this facility at a rate of 100 basis points per annum. All interest and fees are payable monthly. These interest rates are subject to increases of up to a maximum of 500 basis points per annum if the Company does not meet certain performance targets for EBITDA and debt to asset ratios. Certain of these targets, as defined, are more restrictive than the Company's debt covenant levels.

         At December 31, 2002, the Company had $75.3 million outstanding under the Bank Term Loan, excluding letters of credit, with a weighted average interest rate of 5.54%. The Company had available credit under the Bank Line of Credit of approximately $14.2 million and no outstanding borrowings.

         At the end of 2001, the Company had a revolving bank line of credit in Canada that permitted the Company to borrow up to CDN $20 million. In April 2002, an agreement was signed canceling the facility, and the balance on this line of credit was paid off.

      d.    Senior Notes

         As of December 31, 2002 and 2001, the Company had $182 and $192 million, respectively of Senior Notes outstanding with originally maturities in 2002 through 2008. As part of the April 2002 restructuring and April 2003 amending of these terms, the original maturity dates for $72 million of Senior Notes, payable in 2002 through March 2004, were extended to March 30, 2004. The maturity dates for the other $120 million of Senior Notes due subsequent to March 30, 2004 remain unchanged. The Senior Notes are secured by all of the assets, other than receivables, of the Company.

         Monthly principal payments totaling $25.5 million in 2003 and $22.3 million in 2004 will be made on a prorata basis to all Senior Notes. Interest on the Senior Notes, which is payable monthly, increased by 50 basis points, effective April 2003, and ranges from 10.16% to 11.79%. These interest rates are subject to increases of up to a maximum of 500 basis points per annum if the Company does not meet certain performance targets for EBITDA and debt to asset ratios. Certain of these targets, as defined, are more restrictive than the Company's debt covenant levels.

      e.    Make Whole and Deferral Fee Notes

         As part of the debt restructuring in April 2002, the agreements called for two additional obligations to be paid to certain holders of Senior Notes and the Revolving Credit Facility. These obligations were the result of maturity schedule changes requiring the prepayment or deferral of certain scheduled maturities.

         The prepayment obligation or Make Whole Notes represent the interest foregone by the lender with the change in scheduled debt payments affecting all Senior Note Series, except Series C. The obligation earned monthly and the estimated full obligation is determined using treasury bill (T-bill) yield rates with maturities ranging from three months to 10 years. The T-bill rates are used to calculate the interest between the prepayment date and original schedule payment date and are selected to correspond to the maturity date of the underlying debt. The Make Whole Notes are earned monthly until their maturity date of March 30, 2004. As of December 31, 2002, the Make Whole Notes were estimated to be $6.2 million, which is reflected in Long Term Debt and Other Assets in the Consolidated Balance Sheets. The asset is being amortized, under the effective interest method, over the full maturity of the underlying debt. As of December 31, 2002, the asset, net of amortization, was $5.2 million.

         The deferral obligation or Deferral Fee Notes represents a fee earned for deferring payments originally scheduled to be made in 2002 under the Senior Notes Series A and C and Revolving Credit Facility. The obligation is earned from the date of deferral on a monthly basis. The full obligation calculated based on the amount of payments deferred multiplied by 50 basis points, plus interest on the accrued fee at rates ranging from 6% to 10.41%. The Deferral Fee Notes are earned until their maturity date of March 30, 2004. As of December 31, 2002, the Deferral Fee Notes were estimated to be $1.5 million, which is reflected in Long-Term Debt and Other Assets in the Consolidated Balance Sheets. The asset is being amortized, under the effective interest method, over the full maturity of the underlying debt. As of December 31, 2002, the asset, net of amortization, was $1.3 million.

      f.    Mortgage and Other Notes Payable

         Mortgage and other notes payable includes debt incurred in connection with the Breadner acquisition discussed in Footnote 5, an obligation associated with the exercise in 2001 of an equipment purchase option under an operating lease secured by the equipment and other term borrowings secured by property.

      g.    Covenants

         As of December 31, 2002, the Company was in compliance with its financial covenants. On February 28, 2003, the Company was in technical violation of certain of its financial covenants for the reporting period ended January 31, 2003. The Company received a waiver of current violations through April 15, 2003. The Company's April 2003 amended covenants contain, among other provisions as defined in the agreement, the following items: a subjective acceleration clause related to material adverse changes; restricts capital expenditures to $4.0 million within any twelve month period; restricts new finance contracts the Company can enter into to $5.0 million within any twelve month period; required levels of minimum EBITDA, minimum shareholders' equity and maximum debt to assets ratio; and the requirement that the Company have a commitment letter to refinance, amend or restructure its debt and capital lease obligations prior to January 31, 2004.

         The Company is required to maintain the following levels of minimum cumulative year-to-date EBITDA, minimum shareholders' equity and maximum debt to assets ratio, as defined in the agreements, on a quarterly basis:

                            March 31,      June 30,   September 30,   December 31,
                              2003          2003         2003            2003
                       -----------------------------------------------------------
EBITDA .............   $        0       $ 5,000,000   $15,000,000     $20,000,000
Shareholders' equity   $   40,000,000   $35,000,000   $30,000,000     $25,000,000
Debt to assets ratio           .95          .95           .95             .95

         In addition to these financial covenants, the Company is now requiring to have a commitment letter by January 31, 2004 in order to avoid an event of default under the agreements. Debt to Assets ratio is defined as the ratio of i) outstanding principal of Senior Notes, Bank Term loan, excluding letters of credit, and Bank Line of Credit to ii) the sum of cash and cash equivalents, inventory, prepaid and other expenses and property, plant and equipment, net.

         The agreements also contain a subjective acceleration clause, which provides for an event of default upon the occurrence of a material adverse change, as defined in the agreements. The Company has evaluated this clause in accordance with FASB Technical Bulletin 79-3 and based upon expected operating performance and consultation with its advisors has concluded that the possibility of this clause being exercised is remote. Accordingly, the Company has classified its debt in accordance with its scheduled maturities, and not all as current due to the existence of this clause, as of December 31, 2002.

         In July 2002, the Company received a waiver of a default from Pitney Bowes Credit Corporation (PBCC) under its Master Equipment Lease Agreement dated September 30, 1997. The event of default was the result of delinquent payment of lease obligations from the Company's sublessee under the agreement. The waiver permanently waived the provision of the agreement (effective from September 30, 1997) related to delinquent payment of rental obligations from the Company's sublessee. The Company is not and has never been delinquent with respect to its lease payments to PBCC. The Company has terminated its sublease agreement with the sublessee and is in the process of repossessing the equipment. The sublessee filed for bankruptcy protection in August 2002.

13. STOCKHOLDERS' EQUITY

      a.    Capital Stock

                                                                                     DECEMBER 31,
                                                                                   ---------------
(Dollars in thousands)                                                              2002     2001
--------------------------------------------------------------------------------------------------
Preferred Stock - $0.01 par value, 25,000,000 shares authorized:
Series A Junior Participating Preferred Stock
         300,000 shares authorized, 0 shares issued and outstanding ..........      $--       $--
Series B 6% Cumulative Convertible Exchangeable Preferred Stock,
         352,000 shares authorized, issued and outstanding at
         December 31, 2002 and 2001
         ($17.6 million aggregate liquidation value) .........................         3         4
Series C 5.5% Cumulative Convertible Exchangeable Preferred Stock, 0 and
         130,041 shares authorized, issued and outstanding at
         December 31, 2002 and 2001, respectively ............................       --          1
                                                                                    ----      ----
          Total Preferred Stock ..............................................      $  3      $  5
                                                                                    ====      ====
Common Stock - $0.01 par value, 75,000,000 shares authorized, 25,647,060 and
         23,013,847 shares issued and outstanding
         at December 31, 2002 and 2001, respectively .........................      $257      $230
                                                                                    ====      ====

         The Series B 6% Cumulative Convertible Exchangeable Preferred Stock (Series B Stock) is convertible at the discretion of the holder, at a conversion price of $21.38 per share, into up to approximately 823,200 shares of common stock. This conversion is subject to adjustment for dilutive issuances and changes in outstanding capitalization by reason of a stock split, stock dividend or stock combination. Each share of Series B Stock entitles the holder to the same voting right as a holder of common stock. As a result of dividend restrictions under the new debt agreements, the Company has not paid dividends since the first quarter of 2002. As of December 31, 2002, dividends in arrears on Series B Stock was $0.8 million.

         The Series C 5.5% Cumulative Convertible Exchangeable Preferred Stock (Series C Stock) is convertible at the discretion of the holder, at a conversion price of $35.00 per share, into up to approximately 371,500 shares of common stock, subject to adjustment, as defined. However, the Series C Stock can also be mandatorily converted into common stock if (i) the average trading price over the last 20 consecutive trading days exceeds the conversion price or (ii) dividends payable on the Series C Stock are in arrears two quarters.

         When the Company, due to dividend restrictions under the new debt agreements, did not pay dividends on the June 15 and September 15 dividend dates, the mandatory conversion clause went into effect. Under this clause on September 15, 2002, the Company converted its 130,041 issued and outstanding shares of the Series C Stock into approximately 2.6 million shares of the Company's common stock. The Series C Stock converted into common stock at the rate of approximately 20 shares of common stock for each full share of Series C Stock based on the current conversion price of $5.16. On the conversion date, accrued and unpaid dividends, along with applicable interest, with respect to shares of Series C Stock were converted into 69,513 shares of common stock based on the conversion price of $5.16.

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

14. STOCK-BASED INCENTIVE PLANS

      a.    Stock Option and Stock Related Plans

         The Company has stock incentive plans that provide for the issuance of stock appreciation rights (SAR) and the granting of common stock options to officers and other eligible employees.

         During 2001, the company adopted a SAR Plan giving eligible participants the right to receive, upon exercise thereof, the excess of the fair market value of one share of stock on the date of exercise over the exercise price of the SAR as determined by the Company. All SARs granted expire ten years after the date of grant. As of December 31, 2001, the Company had granted 130,000 SARs at a weighted average exercise price of $8.64. The 2001 grants were terminated in 2002. No SARS were granted by the Company in 2002.

         SARs require the Company to continually adjust compensation expense for the changes in the fair market value of the Company's stock. During 2002 and 2001, expense recorded related to SARs was not material.

         The Company has two non-qualified stock option plans (the 1992 and 2000 Stock Option Plans) which allow eligible employees to purchase shares of common stock at a price not less than market price at the date of grant. Under the terms of the Stock Option Plans, up to an aggregate of 3,750,000 shares are reserved for issuance, subject to adjustment for stock dividends, recapitalizations and the like. Options granted to employees under the Stock Option Plans generally become exercisable in annual installments over three years for options granted under the 2000 Plan and five years for options granted under the 1992 Plan. Options granted to non-employee Directors of the Company are fully vested on the date of grant and are exercisable six months thereafter. All options granted expire ten years after the date of grant.

         A summary of stock option activity and weighted-average exercise prices for the periods indicated are as follows:

                                       Number of    Weighted-Average
                                        Options      Exercise Price
                                       ---------    ----------------
Outstanding at December 31, 1999       1,718,905       $   21.57
                                       ---------       ---------
      Granted ..................         277,500            7.50
      Exercised ................              --              --
      Cancelled ................         (76,780)          20.43
Outstanding at December 31, 2000       1,919,625           19.59
                                       ---------       ---------
      Granted ..................          89,500            9.47
      Exercised ................            --                --
      Cancelled ................        (231,400)          16.79
Outstanding at December 31, 2001       1,777,725           19.39
                                       ---------       ---------
      Granted ..................         375,000           10.01
      Exercised ................         (11,168)           7.38
      Cancelled ................        (294,981)          17.37
Outstanding at December 31, 2002       1,846,576       $   17.93
                                       =========       =========

         The following table summarizes information about stock options outstanding at December 31, 2002:

                                     Weighted       Weighted                      Weighted
      Range of                        Average        Average        Number         Average
      Exercise         Number        Remaining      Exercise      Exercisable     Exercise
       Prices       Outstanding        Life           Price       at 12/31/02       Price
     ---------      -----------      ---------      --------      -----------     --------
$ 6.68 to $10.01       553,501       8.3 yrs.        $  9.08        157,007        $  7.84
$10.02 to $13.35        24,500       8.4 yrs.         $12.16         11,168         $12.37
$13.36 to $16.69       258,800       3.3 yrs.         $15.32        231,800         $15.32
$16.70 to $20.03       267,050       0.8 yrs.         $17.93        267,050         $17.93
$20.04 to $23.36       405,225       3.9 yrs.         $21.74        320,225         $21.78
$26.70 to $30.04       186,000       2.2 yrs.         $28.75        186,000         $28.75
$30.05 to $33.38       151,500       0.6 yrs.         $32.22        151,500         $32.22

         Using the Black-Scholes option valuation model, the estimated fair values of options granted during 2002, 2001 and 2000 were $5.67, $5.20 and $3.54 per option, respectively. Principal assumptions used in applying the Black-Scholes model were as follows:

Black-Scholes Model Assumptions      2002     2001      2000
                                     ----     ----      ----
Risk-free interest rate........      5.11%    5.07%    5.32%
Expected volatility ...........     49.40%   45.58%   45.38%
Expected dividend yield........      1.26%    1.26%    2.21%
Expected term .................    10 yrs.  10 yrs.  10 yrs.

      b.    Other Stock Plans

         During 1993, the Company adopted its 1993 Employee Stock Purchase Plan (the "Purchase Plan"), which enables eligible employees of the Company to purchase shares of the Company's $0.01 par value common stock. Eligible employees may contribute up to 15% of their eligible compensation toward the semi-annual purchase of common stock. The employees' purchase price is based on the fair market value of the common stock on the date of purchase. No compensation expense is recorded in connection with the Purchase Plan. During 2002 and 2001, 5,312 and 7,138 shares were issued to employees at an average price of $8.88 and $9.77 per share, respectively. At December 31, 2002 and 2001, there were 241,736 and 247,048 shares, respectively, available for offering under this Purchase Plan.

         During 1997, the Company adopted its Stock Bonus Plan (the "Bonus Plan"). Under the terms of the Bonus Plan, common stock may be granted to employees under terms and conditions as determined by the Board of Directors. During 2002 and 2001, 10,300 and 1,960 shares, respectively, were issued to employees at an average price of $8.64 and $14.14, respectively. At December 31, 2002 and 2001, there were 466,380 and 476,680 shares, respectively, available for offering under the Bonus Plan.

15. EMPLOYEE 401(K) SAVINGS PLAN

         Substantially all of the Company's employees are eligible to participate in a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The Plan provides for the Company to match, in cash, a percentage of each employee's contributions under various formulas. The Company's matching contribution and related expense for the plan was approximately $1.0 million, $1.0 million and $1.5 million for 2002, 2001 and 2000, respectively.

16. SUPPLEMENTAL CASH FLOW INFORMATION

         Selected cash payments and non cash activities were as follows (in thousands):

                                                                 DECEMBER 31,
                                                      -------------------------------
                                                       2002         2001         2000
                                                      ------      --------      -----
Non cash transactions:
 Capital lease obligation incurred (Footnote 10)      14,731        77,363         --
 Purchase option exercised related to equipment         --          13,825         --
   Guarantees (Footnote 13(f))
 Receivable Securitization Facility (Footnote 8)        --          17,700         --
 Acquisitions, net of cash acquired:
    Fair value of assets acquired .............         --          59,012         --
    Liabilities assumed .......................         --         (52,676)        --
                                                      -----        -------      -----

        Net cash paid .........................       $ --        $ (6,336)     $  --
                                                      =====       ========      =====

17. INCOME TAXES

      a.    Income Tax (Benefit) Provision

         The consolidated income tax (benefit) provision for 2002, 2001 and 2000 consists of the following components (in thousands):

                                                2002          2001          2000
                                                ----          ----          ----
Current:
  U.S. Federal .........................     $(13,789)     $(27,597)     $  3,196
  Foreign ..............................          979          (819)         --
  State ................................       (2,468)         --           1,396
Deferred ...............................           --       (14,441)       (8,906)
                                             --------      --------      --------
  Total consolidated provision (benefit)     $(15,278)     $(42,857)     $ (4,314)
                                             ========      ========      ========

         The Company's effective tax rates were 21.4%, 15.6% and 39.0% of pre-tax income/(loss) for 2002, 2001 and 2000, respectively, and differed from the U.S. Federal statutory rate of 35% as follows:

                                                     2002           2001           2000
                                                     ----           ----           ----
Pretax book loss ............................     $ (71,468)     $(275,025)     $ (11,050)
   Federal tax benefit at 35% statutory rate        (25,014)       (96,259)     $  (3,868)
   State and local income taxes .............        (1,604)          (554)          591
   Foreign income taxes - rate differential .          --             (142)           --
   Valuation allowance ......................        12,706         55,305            --
   Other ....................................        (1,366)        (1,207)        (1,037)
                                                  ---------      ---------      ---------
Total income tax expense/(benefit) ..........     $ (15,278)     $ (42,857)     $  (4,314)
                                                  =========      =========      =========

      b.    Deferred Taxes

         Deferred income taxes are primarily due to temporary differences between financial and income tax reporting for the depreciation of property, plant and equipment and equipment under lease, the recognition of income from assets under finance leases, charges the Company recorded in 2002 and 2001 related to the restructuring of certain operations, and tax credits and losses carried forward.

         The Company has a federal tax net operating loss carryforward of $150.9 million, which will expire in 2022 if unused. The Company has various tax credit carryforwards which will expire beginning in 2013 if unused. Under SFAS No. 109, Accounting for Income Taxes, deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has determined that a valuation allowance is necessary and, accordingly, has recorded a valuation allowance for all deferred tax assets as of December 31, 2002 and 2001, respectively. In future periods, the Company will evaluate the income tax valuation allowance and adjust (reduce) the allowance when management has determined that impairment to realizability of the related deferred tax assets, or a portion there of, has been removed.

         The components of deferred tax assets and deferred tax liabilities as of December 31, 2002 and 2001 were as follows (in thousands):

                                                                     2002           2001
                                                                     ----           ----
Deferred tax (assets):
     Rentals on finance leases ...............................     $(22,998)     $(21,241)
     Leasing difference ......................................      (11,989)      (10,284)
     Operations restructuring ................................      (26,799)      (26,428)
     Tax credits and loss carryforwards ......................      (53,360)      (36,394)
     Other ...................................................      (85,280)      (60,789)
Deferred tax liabilities:
     Book-tax basis differences-property, plant and equipment        73,557        68,343
     Earned finance charges on finance leases ................       10,770        10,138
     Other ...................................................       48,088        21,350
                                                                   --------      --------
Net deferred tax liability/(asset), before valuation allowance     $(68,011)     $(55,305)
                                                                   --------      --------
Valuation allowance ..........................................     $ 68,011      $ 55,305
                                                                   --------      --------
Net deferred tax liability/(asset) ...........................     $   --        $   --
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

      d.    Other

         In the fourth quarter of 2002, the Company recorded a state income tax benefit of approximately $2.4 million associated with adjustments to income tax accruals resulting from the statutory closure of certain audit years.

18. COMMITMENTS AND CONTINGENCIES

      a.    Litigation

         Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company arising in the ordinary course of business, including those pertaining to product liability, labor and health related matters, successor liability, environmental and possible tax assessments. While the amounts claimed could be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are currently pending or asserted will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

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

         Environmental

         In the second quarter of 2000, the Company received a grand jury subpoena requesting certain documents relating to the discharge of wastewaters into the environment at a Wabash facility in Huntsville, Tennessee. The subpoena sought the production of documents and related records concerning the design of the facility's discharge system and the particular discharge in question. On May 16, 2001, the Company received a second grand jury subpoena that sought the production of additional documents relating to the discharge in question. The Company is fully cooperating with federal officials with respect to their investigation into the matter. The Company received an oral communication from the government's lawyer in the matter that he intends to seek charges under the federal Clean Water Act. Subsequent to that oral communication, in December 2002 the Company and its outside counsel met with the government's lawyer to discuss potential resolutions to this matter, and the government's lawyer is now considering the information provided by the Company at that meeting. At this time, the Company is unable to predict the outcome of the federal grand jury inquiry into this matter, but does not believe it will result in a material adverse effect on its financial position, liquidity or future results of operations; however, at this stage of the proceedings, no assurance can be given as to the ultimate outcome of the case.

         On April 17, 2000, the Company received a Notice of Violation/Request for Incident Report from the Tennessee Department of Environmental Conservation
(TDEC) with respect to the same matter. The Company and TDEC negotiated a settlement agreement to resolve this matter, under which the Company paid $100,000 in October 2002.

      b.    Environmental

         The Company generates and handles certain material, wastes and emissions in the normal course of operations that are subject to various and evolving Federal, state and local environmental laws and regulations.

         The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for the treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of December 31, 2002 and 2001, the estimated potential exposure for such costs ranges from approximately $0.3 million to approximately $1.1 million and from approximately $0.5 million to approximately $1.7 million, respectively, for which the Company has a reserve of approximately $0.9 million recorded in Other Noncurrent Liabilities and Contingencies on the Consolidated Balance Sheets as of December 31, 2002 and 2001. These reserves were primarily recorded for exposures associated with the costs of environmental remediation projects to address soil and ground water contamination as well as the costs of removing underground storage tanks at its branch service locations. The possible recovery of insurance proceeds has not been considered in the Company's estimated contingent environmental costs.

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

      c.    Used Trailer Restoration Program

         During 1999, the Company reached a settlement with the IRS related to federal excise tax on certain used trailers restored by the Company during 1996 and 1997. The Company has continued the restoration program with the same customer since 1997. The customer has indemnified the Company for any potential excise tax assessed by the IRS for years subsequent to 1997. As a result, the Company has recorded a liability and a corresponding receivable of approximately $8.6 million and $8.3 million in the accompanying Consolidated Balance Sheets at December 31, 2002 and 2001, respectively. During 2001, the IRS completed its federal excise tax audit of 1999 and 1998 resulting in an assessment of approximately $5.4 million. The Company believes it is fully indemnified for this liability and that the related receivable is fully collectible.

      d.    Letters of Credit

         As of December 31, 2002 and 2001, the Company had standby letters of credit totaling approximately $31.5 million and $29.0 million issued in connection with the rental fleet facility, workers compensation claims and certain foreign sales transactions. Letters of credit in connection with the rental fleet facility were $21.3 million at December 31, 2002 and 2001, respectively.

      e.    Royalty Payments

         The Company is obligated to make quarterly royalty payments in accordance with a licensing agreement related to the development of the Company's composite plate material used on its proprietary DuraPlate(R) trailer. The amount of the payments varies with the production volume of usable material, but requires minimum royalties of $0.5 million annually through 2005. Payments for 2002, 2001 and 2000 were $1.0 million, $1.4 million and $2.1 million, respectively.

      f.    Used Trailer Residual Guarantees and Purchase Commitments

         In connection with certain historical new trailer sale transactions, the Company had entered into residual value guarantees and purchase option agreements with customers or financing institutions whereby the Company agreed to guarantee an end-of-term residual value or has an option to purchase the used equipment at a pre-determined price. By policy, the Company no longer provides used trailer residual guarantees.

         Under these guarantees, future payments which may be required as of December 31, 2002 totaled approximately $27.0 million as follows (in thousands):

            Purchase Option   Guarantee Amount
            ---------------   ----------------
2003 .....        $21,401           $ 3,800
2004 .....         48,860             4,781
2005 .....         18,454             4,352
2006 .....           --               9,680
2007 .....           --               4,395
Thereafter           --                --
                  -------           -------
                  $88,715           $27,008
                  =======           =======

         In relation to the guarantees on these transactions, as of December 31, 2002 and 2001, the Company recorded loss contingencies of $1.2 million and $0.8 million, respectively. The contingencies are recorded in Accrued Liabilities and Other Noncurrent Liabilities and Contingencies on the Consolidated Balance Sheets.

19. SEGMENTS AND RELATED INFORMATION

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

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company evaluates segment performance based on income from operations. The Company has not allocated certain corporate related charges such as administrative costs and income taxes from the manufacturing segment to the Company's other reportable segment. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows (in thousands):

                                                                Retail and      Combined                         Consolidated
                                             Manufacturing     Distribution     Segments        Eliminations         Total
                                             -------------     ------------     --------        ------------     ------------
2002
--------------------------------
Revenues
    External customers                       $   492,267      $   327,301      $   819,568      $      --        $   819,568
    Intersegment sales                            37,793            4,188           41,981          (41,981)            --
                                                 -------          -------        ---------         --------          -------
Total revenues                               $   530,060      $   331,489      $   861,549      $   (41,981)     $   819,568
                                             ===========      ===========      ===========      ===========      ===========
Depreciation & amortization                       15,152           13,474           28,626             --             28,626
Restructuring charge from operations               1,813             --              1,813             --              1,813
Loss from operations                             (16,566)         (22,287)         (38,853)              93          (38,760)
Reconciling items to net loss:
  Interest income                                   (216)             (66)            (282)            --               (282)
  Interest expense                                11,325           19,548           30,873             --             30,873
  Equity in losses of unconsolidated
  affiliate                                         --               --               --               --               --
  Restructuring charge included in
  other                                             --               --               --               --               --
  Losses (gains) on foreign currency                --                 (5)              (5)            --                 (5)
  Trade receivables facility costs                 4,072             --              4,072             --              4,072
  Other (income) expense                            (229)          (1,721)          (1,950)            --             (1,950)

  Income tax benefit                             (15,278)            --            (15,278)            --            (15,278)
                                                 -------          -------        ---------         --------          -------
Net loss                                         (16,240)         (40,043)         (56,283)              93          (56,190)
                                                 =======          =======        =========         ========          =======
Capital expenditures                               4,514            1,189            5,703             --              5,703
Assets                                           658,662          368,835        1,027,497         (461,928)         565,569

2001
-------------------------------
Revenues
    External customers                       $   518,212      $   345,180      $   863,392      $      --        $   863,392
    Intersegment sales                            61,854            2,427           64,281          (64,281)            --
                                             -----------      -----------      -----------      -----------      -----------
Total revenues                               $   580,066      $   347,607      $   927,673      $   (64,281)     $   863,392
                                             ===========      ===========      ===========      ===========      ===========
Depreciation & amortization                       18,191           13,952           32,143             --             32,143
Restructuring charge from operations              37,493              371           37,864             --             37,864
Loss from operations                            (148,727)         (92,975)        (241,702)           2,300         (239,402)
Reconciling items to net loss:
  Interest income                                   (178)            (171)            (349)            --               (349)
  Interest expense                                20,235            1,057           21,292             --             21,292
  Equity in losses of unconsolidated
  affiliate                                        7,668             --              7,668             --              7,668
  Restructuring charge included in
  other                                            1,590             --              1,590             --              1,590
  Losses (gains) on foreign currency                --              1,706            1,706             --              1,706
  Trade receivables facility costs                 2,228             --              2,228             --              2,228
  Other (income) expense                           2,088             (600)           1,488             --              1,488
  Income tax benefit                             (42,038)            (819)         (42,857)            --            (42,857)
                                             -----------      -----------      -----------      -----------      -----------
Net loss                                        (140,320)         (94,148)        (234,468)           2,300         (232,168)
                                             ===========      ===========      ===========      ===========      ===========
Capital expenditures                               4,463            1,436            5,899             --              5,899
Assets                                           710,683          389,263        1,099,946         (407,442)         692,504

2000
-------------------------------
Revenues
    External customers                       $ 1,013,108      $   319,064      $ 1,332,172      $      --        $ 1,332,172
    Intersegment sales                            83,796            1,141           84,937          (84,937)            --
                                             -----------      -----------      -----------      -----------      -----------
Total revenues                               $ 1,096,904      $   320,205      $ 1,417,109      $   (84,937)     $ 1,332,172
                                             ===========      ===========      ===========      ===========      ===========
Depreciation & amortization                       16,390           13,661           30,051             --             30,051
Restructuring charge from operations              22,771           13,567           36,338             --             36,338
Income (loss) from operations                     36,897          (10,926)          25,971           (2,216)          23,755
Reconciling items to net income (loss):
  Interest income                                   (340)            (174)            (514)            --               (514)
  Interest expense                                18,632            1,108           19,740             --             19,740
  Equity in losses of unconsolidated
  affiliate                                        3,050             --              3,050             --              3,050
  Restructuring charge included in other           5,832             --              5,832             --              5,832
  Losses (gains) on foreign currency                --               --               --               --               --
  Trade receivables facility costs                 7,060             --              7,060             --              7,060
  Other (income) expense                            (862)             499             (363)            --               (363)
  Income tax benefit                              (4,314)            --             (4,314)            --             (4,314)
                                             -----------      -----------      -----------      -----------      -----------
Net income (loss)                                  7,839          (12,359)          (4,520)          (2,216)          (6,736)
                                             ===========      ===========      ===========      ===========      ===========
Capital expenditures                              48,712           11,630           60,342             --             60,342
Assets                                           846,740          407,915        1,254,655         (473,041)         781,614

      b.    Geographic Information

         International sales, primarily to Canadian customers, accounted for approximately 9.1%, 9.2% and 3.1% of net sales during 2002, 2001 and 2000, respectively.

         As previously discussed, the Company acquired a Canadian subsidiary in January, 2001. At December 31, 2002 and 2001, the amount reflected in property, plant and equipment, net of accumulated depreciation related to this subsidiary was approximately $2.0 million. Fixed assets utilized outside of North America during 2002, 2001 and 2000 were immaterial.

      c.    Product Information

         The Company offers products primarily in three general revenue categories of new trailers, used trailers and parts. The new and used trailer categories include trailers of varying sizes and specifications such as dry and refrigerated trailers. Other revenues include trailer service work performed at branch locations, leasing revenues, interest income from finance contracts, and freight. The following table sets forth the major product category revenues and their percentage of total revenues:

                             2002                     2001                    2000
                     -------------------    --------------------   ---------------------
                        $             %         $            %         $              %
                     -------------------    --------------------   ---------------------
New Trailers         563,496        68.8     614,363        71.2   1,079,913        81.1
Used Trailers         92,317        11.3      73,287         8.5      74,660         5.6
Parts                 99,447        12.1     103,694        12.0     109,821         8.2
Other                 64,308         7.8      72,048         8.3      67,778         5.1
                     -------------------    --------------------   ---------------------
Total Revenues       819,568       100.0     863,392       100.0   1,332,172       100.0
                     ===================     ===================   =====================

      d.    Major Customers

         The Company had one customer that represented 10.9%, 19.0% and 11.4% of net sales in 2002, 2001 and 2000, respectively. The Company's net sales in the aggregate to its five largest customers were 30.3%, 34.4% and 30.5% of its net sales in 2002, 2001 and 2000, respectively.

20. CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations for fiscal years 2002, 2001 and 2000 (Dollars in thousands except per share amounts).

                                           First             Second            Third           Fourth
                                          Quarter            Quarter          Quarter          Quarter
                                          -------            -------          -------          -------
2002
----------------------------
Net Sales                                $ 161,952         $ 210,251         $ 241,474         $ 205,891
Gross profit                                    39             6,227            21,731            12,454
Net loss                                   (14,589)(5)       (21,677)(6)        (8,319)          (11,605)
Basic loss per share(1)                  $   (0.65)        $   (0.96)        $   (0.37)        $   (0.46)
Diluted loss per share(1)                $   (0.65)        $   (0.96)        $   (0.37)        $   (0.46)

2001
----------------------------
Net Sales                                $ 242,629         $ 212,172         $ 241,945         $ 166,646
Gross loss                                  (1,743)              (26)          (32,733)          (84,711)
Net loss                                   (17,730)          (18,117)          (61,373)(3)      (134,948)(4)
Basic loss per share(1)                  $   (0.79)        $   (0.81)        $   (2.69)        $   (5.88)
Diluted loss per share(1)                $   (0.79)        $   (0.81)        $   (2.69)        $   (5.88)

2000
----------------------------
Net Sales                                $ 352,848         $ 358,729         $ 345,818         $ 274,777
Gross profit                                34,423            34,045            29,512            17,987
Net income (loss)                            9,132             7,515             4,992           (28,375)(2)
Basic earnings (loss) per share(1)       $    0.38         $    0.31         $    0.20         $   (1.25)
Diluted earnings (loss) per share(1)     $    0.38         $    0.31         $    0.20         $   (1.25)

(1)Earnings (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may differ from annual earnings per share due to rounding.

(2)The fourth quarter 2000 results include restructuring and other related charges of $46.6 million ($28.5 million, net of tax).

(3)The third quarter 2001 results include restructuring and other related charges of $40.5 million ($25.6 million, net of tax).

(4)The fourth quarter 2001 results include loss contingencies and impairment charge related to the Company's leasing operations of $37.9 million and used trailer inventory valuation of $18.6 million.

(5)The first quarter 2002 results include new trailer inventory valuation charges of $2.1 million.

(6)The second quarter 2002 results include loss contingencies of $6.0 million related to the Company's leasing operations and used trailer inventory valuation charges of $4.0 million.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

PART III

ITEM 10 -- EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company hereby incorporates by reference the information contained under the heading "Election of Directors" from its definitive Proxy Statement to be delivered to stockholders of the Company in connection with the 2003 Annual Meeting of Stockholders to be held June 2, 2003.

         The following are the executive officers of the Company:

        NAME                      AGE                  POSITION
        ----                      ---                  --------
William P. Greubel............     51    President, Chief Executive Officer and Director
Rodney P. Ehrlich..............    56    Senior Vice President -- Product Development
Richard J. Giromini............    49    Senior Vice President -- Chief Operating Officer
Mark R. Holden.................    43    Senior Vice President -- Chief Financial Officer

         William P. Greubel. Mr. Greubel has been President, Chief Executive Officer and Director of the Company since May 2002. As a Director he also serves on the Executive and Nominating Committees of the Board. Mr. Greubel was a Director and Chief Executive Officer of Accuride Corporation, a manufacturer of wheels for trucks and trailers, from 1998 until May 2002 and served as President of Accuride Corporation from 1994 to 1998. Previously, Mr. Greubel was employed by AlliedSignal Corporation from 1974 to 1994 in a variety of positions of increasing responsibility, most recently as Vice President and General Manager of the Environmental Catalysts and Engineering Plastics business units.

         Rodney P. Ehrlich. Mr. Rodney Ehrlich has been Senior Vice President -- Product Development of the Company since October 2001. Mr. Ehrlich was Vice President-Engineering and has been in charge of the Company's engineering operations since the Company's founding.

         Richard J. Giromini. Mr. Giromini has been Senior Vice President - Chief Operating Officer since joining the Company on July 15, 2002. Prior to that, Mr. Giromini was with Accuride Corporation from April 1998 to July 2002, where he served in capacities as Senior Vice President - Technology and Continuous Improvement; Senior Vice President and General Manager - Light Vehicle Operations; and President and CEO of AKW LP. Previously, Mr. Giromini was employed by ITT Automotive, Inc. from 1996 to 1998 serving as the Director of Manufacturing.

         Mark R. Holden. Mr. Holden has been Senior Vice President--Chief Financial Officer since October 2001. Mr. Holden has served as Vice President--Chief Financial Officer and Director of the Company since May 1995 to October 2001 and Vice President--Controller of the Company from 1992 until May 1995.

ITEM 11 -- EXECUTIVE COMPENSATION

         The Company hereby incorporates by reference the information contained under the heading "Compensation" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2003 Annual Meeting of Stockholders to be held June 2, 2003.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company hereby incorporates by reference the information contained under the heading "Beneficial Ownership of Common Stock" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2003 Annual Meeting of Stockholders to be held on June 2, 2003.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company hereby incorporates by reference the information contained under the heading "Related Party Transaction" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2003 Annual Meeting of Stockholders to be held on June 2, 2003.

ITEM 14 -- CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and the Chief Financial Officer have reviewed the Company's disclosure controls and procedures as of a date within the 90-day period prior to the filing of this annual report (the "Evaluation Date"). Based on that review, they have concluded that, as of the Evaluation Date, these controls and procedures were, in design and operation, effective to assure that the information required to be included in this report has been properly collected, processed, and timely communicated to those responsible in order that it may be included in this report.

         Changes in Internal Controls. Subsequent to the Evaluation Date, there have been no significant changes, including corrective actions, in the Company's internal controls or in other factors that could significantly affect the disclosure controls and procedures.

PART IV

ITEM 15 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(b)      Reports on Form 8-K:

         On November 14, 2002, the Company filed a current report on Form 8-K for the purpose of furnishing under Item 9 a copy of the written certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         On November 12, 2002, the Company filed a current report on Form 8-K for the purpose of furnishing under Item 9 a copy of a senior management presentation at an investor conference.

         On October 7, 2002, the Company filed a current report on Form 8-K for the purpose of furnishing under Item 9 a copy of a senior management presentation to institutional investors.

(c) Exhibits: The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

2.01     Purchase Agreement dated March 31, 1997, as amended (1)
3.01     Certificate of Incorporation of the Company (2)
3.02 Certificate of Designations of Series A Junior Participating Preferred Stock (2)
3.03     Amended and restated By-laws of the Company (20)
3.04 Certificate of Designations of Series B 6% Cumulative Convertible Exchangeable Preferred Stock (6)
3.05 Certificate of Designations of Series C 5.5% Convertible Exchangeable Preferred Stock (9)
4.01     Specimen Stock Certificate (17)

4.02     First Amendment to Shareholder Rights Agreement dated October 21, 1998
         (10)
4.03 Form of Indenture for the Company's 6% Convertible Subordinated Debentures due 2007 (6)
4.04     Second Amendment to Shareholder Rights Agreement dated December 18,
         2000 (14)
10.01 Loan Agreement, Mortgage, Security Agreement and Financing Statement between Wabash National Corporation and City of Lafayette dated as of August 15, 1989 (2)
10.02    1992 Stock Option Plan (2)
10.03 Real Estate Sale Agreement by and between Kraft General Foods, Inc. and Wabash National Corporation, dated June 1, 1994 (3)
10.04 6.41% Series A Senior Note Purchase Agreement dated January 31, 1996, between certain Purchasers and Wabash National Corporation (4)
10.05 Master Loan and Security Agreement in the amount of $10 million by Wabash National Finance Corporation in favor of Fleet Capital Corporation dated December 27, 1995 (4)
10.06 First Amendment to the 6.41% Series A Senior Note Purchase Agreement dated January 31, 1996 between certain Purchasers and Wabash National Corporation (5)
10.07 Series B-H Senior Note Purchase Agreement dated December 18, 1996 between certain Purchasers and Wabash National Corporation (5)
10.08 Revolving Credit Loan Agreement dated September 30, 1997, between NBD Bank, N.A. and Wabash National Corporation (7)
10.09 Investment Agreement and Shareholders Agreement dated November 4, 1997, between ETZ (Europaische Trailerzug Beteiligungsgesellschaft mbH) and Wabash National Corporation (7)
10.10 Receivable Sales Agreement between the Company and Wabash Funding Corporation and the Receivables Purchase Agreement between Wabash Funding Corporation and Falcon Asset Securitization Corporation (8)
10.11    Indemnification Agreement between the Company and Roadway Express, Inc.
         (11)
10.12 364-day Credit Agreement dated June 22, 2000, between Bank One, Indiana, N.A., as administrative agent and Wabash National Corporation
         (12)
10.13 Series I Senior Note Purchase Agreement dated September 29, 2000, between Prudential Insurance Company and Wabash National Corporation
         (13)
10.14 Share Transfer Agreement dated December 12, 2000, between Bayerische Kapitalbeteiligungsgesellschaft mBH and Wabash National Corporation
         (15)
10.15 Participation Agreement and Equipment Lease between Apex Trailer Leasing and Rentals, L.P., as Lessee, and Wabash Statutory Trust, as Lessor, dated December 29, 2000 (15)
10.16    2000 Stock Option Plan (16)
10.17 Consulting and Non-Competition Agreement dated July 16, 2001 between Donald J. Ehrlich and Wabash National Corporation (17)
10.18 Offer of Employment dated August 13, 2001 between Arthur R. Brown and the Company (19)
10.19 Originators Receivables Sale Agreement dated October 4, 2001 Wabash National LP and NOAMTC, Inc. as originators and Wabash National Financing LLC, Receivable Sales Agreement dated October 4, 2001 between Wabash Financing LLC and WNC Funding LLC and the Receivables Purchase Agreement dated October 4, 2001 between WNC Funding LLC and North Coast Funding Corporation (18)
10.20    2001 Stock Appreciation Rights Plan (18)
10.21 Asset Purchase Agreement dated January 11, 2002, between Bayerische Trailerzug Gesellschaft fur Bimodalen Guterverkehr mbH (ETZ) and Wabash National Corporation (19)
10.22 Share Purchase Agreement dated January 11, 2002, between Brennero Trasporto Rotaia S.p.A. and Bimodal Verwaltungs Gesellschaft mbH (collectively the "Purchasers") and Wabash National Corporation (the Seller) (19)
10.23 Master Amendment Agreement dated April 11, 2002 between the Company and various financial institutions (19)
10.24 Amended and Restated 9.66% Series A Senior Secured Notes Purchase Agreement dated April 12, 2002, between certain purchasers and the Comnpany (19)
10.25 Amended and Restated Series C-H Senior Secured Notes Purchase Agreement dated April 12, 2002, between certain purchasers and the Company (19)
10.26 Amended and Restated Series I 11.29% Senior Secured Note Purchase Agreement dated April 12, 2002, between Prudential Insurance Company and the Company (19)
10.27 Amended and Restated Credit Agreement dated April 11, 2002 between Bank One, Indiana, NA, as administrative agent and the Company (19)
10.28 Receivables Purchase and Servicing Agreement dated April 11, 2002 between General Electric Capital Corporation, as initial Purchaser and as Agent and the Company (19)

10.29 Receivables Sale and Contribution Agreement dated April 11, 2002 between Wabash National Corporation as Performance Guarantor, NOAMTC, Inc. and Wabash National LP, as originators and WNC Receivables, LLC, as Buyer (19)
10.30 Annex X to the Receivables Sale and Contribution Agreement and Receivables Purchase and Servicing Agreement each dated April 11, 2002
         (19)
10.31 Executive Employment Agreement dated April, 2002 between the Company and William P. Greubel (20)
10.32 Severance Agreement including Exhibit A Form of Waiver and Release Agreement dated May 6, 2002 between the Company and Richard E. Dessimoz
         (21)
10.33 Severance Agreement dated May 6, 2002 and Letter Agreement dated July 1, 2002 between the Company and Derek L. Nagle (21)
10.34 Executive Employment Agreement dated June 28, 2002 between the Company and Richard J. Giromini (21)
10.35 Nonqualified Stock Option Agreement dated July 15, 2002 between the Company and Richard J. Giromini (21)
10.36    Restricted Stock Agreement between the Company and Richard J. Giromini
         (21)
10.37 Executive Employment Agreement dated June 14, 2002 between the Company and Mark R. Holden (21)
10.38 Nonqualified Stock Option Agreement dated May 6, 2002 between the Company and Mark R. Holden (21)
10.39 Non-qualified Stock Option Agreement between the Company and William P. Greubel (21)
10.40 Exhibit A Form of Waiver and Release Agreement dated May 6, 2002 between the Company and Derek L. Nagle (23)
10.41 First Amendment to Executive Employment Agreement dated December 4, 2002 between the Company and William P. Greubel (23)
10.42 Consulting and Non-Competition Agreement dated September 1, 2002 between the Company and Charles Ehrlich (23)
10.43    Restricted Stock Agreement between the Company and William P. Greubel
         (23)
10.44 Third Master Amendment Agreement dated April 11, 2003 between the Company and various financial institutions (23)
10.45 Second Amendment to Amended and Restated 9.66% Series A Senior Secured Notes Purchase Agreement dated April 11, 2003, between certain purchasers and the Company (23)
10.46 Second Amendment to Amended and Restated Series C-H Senior Secured Notes Purchase Agreement dated April 11, 2003, between certain purchasers and the Company (23)
10.47 Second Amendment to Amended and Restated Series I 11.29% Senior Secured Note Purchase Agreement dated April 11, 2003, between Prudential Insurance Company and the Company (23)
10.48 Second Amendment to Amended and Restated Credit Agreement dated April 11, 2003 between Bank One, Indiana, NA, as administrative agent and the Company (23)
10.49 Omnibus Amendment No. 2 to the Receivables Sale and Contribution Agreement and Receivables Purchase and Servicing Agreement each dated April 11, 2003 (23)
21.00    List of Significant Subsidiaries (23)
23.01    Consent of Ernst & Young LLP (23)
23.02    Notice Regarding Consent of Arthur Andersen LLP (23)

    (1) Incorporated by reference to the Registrant's Form 8-K filed on May 1, 1997
    (2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-42810) or the Registrant's Registration Statement on Form 8-A filed December 6, 1995 (item 3.02 and 4.02)
    (3) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1994.
    (4) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1995
    (5) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1996
    (6) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1997
    (7) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1997
    (8) Incorporated by reference to the Registrant's Form 8-K filed on April 14, 1998
    (9) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1998
    (10) Incorporated by reference to the Registrant's Form 8-K filed on October 26, 1998
    (11) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1999
    (12) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2000
    (13) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2000
    (14) Incorporated by reference to the Registrant's Amended Form 8-A filed January 18, 2001
    (15) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2000
    (16) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 2001
    (17) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2001
    (18) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2001
    (19) Incorporated by reference to the Registrant's Form 10-K for the quarter ended December 31, 2001
    (20) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 2002
    (21) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2002
    (22) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2002
    (23) Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           WABASH NATIONAL CORPORATION

April 15, 2003             By: /s/ MARK R. HOLDEN
                               --------------------------------------------
                               Mark R. Holden
                               Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date                               Signature and Title
----                               -------------------

April 15, 2003                     By: /s/ WILLIAM P. GREUBEL
                                       -----------------------------------------
                                       William P. Greubel
                                       President and Chief Financial Officer and
                                       Director (Principal Executive Officer)



April 15, 2003                     By: /s/ MARK R. HOLDEN
                                       -----------------------------------------
                                       Mark R. Holden
                                       Senior Vice President and Chief Financial
                                       Officer (Principal Financial Officer and
                                       Principal Accounting Officer)



April 15, 2003                     By: /s/ JOHN T. HACKETT
                                       -----------------------------------------
                                       John T. Hackett
                                       Chairman of the Board of Directors



April 15, 2003                     By: /s/ DAVID C. BURDAKIN
                                       -----------------------------------------
                                       David C. Burdakin
                                       Director



April 15, 2003                     By: /s/ LUDVIK F. KOCI
                                       -----------------------------------------
                                       Ludvik F. Koci
                                       Director



April 15, 2003                     By: /s/ DR. MARTIN C. JISCHKE
                                       -----------------------------------------
                                       Dr. Martin C. Jischke
                                       Director


April 15, 2003                     By: /s/ E. HUNTER HARRISON
                                       -----------------------------------------
                                       E. Hunter Harrison
                                       Director

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William P. Greubel, certify that:

1.  I have reviewed this annual report on Form 10-K of Wabash National
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

                                       /s/William P. Greubel
                                       -----------------------------------------
                                       William P. Greubel
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark R. Holden, certify that:

1. I have reviewed this annual report on Form 10-K of Wabash National
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003
                                       /s/Mark R. Holden
                                       -----------------------------------------
                                       Mark R. Holden
                                       Senior Vice President and Chief Financial
                                       Officer (Principal Financial Officer)