Form 10-Q
period 2003-03-31
WABASH NATIONAL CORP /DE
filed 2003-05-13
CIK 879526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



                                   (MARK ONE)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
[X]                    THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2003
                                       OR
                 TRANSITION REPORT UNDER SECTION 13 0R 15 (d) OF
[ ]                   THE SECURITIES EXCHANGE ACT OF 1934



                 FOR THE TRANSITION PERIOD FROM        TO
                                               --------   -------
                         COMMISSION FILE NUMBER: 1-10883
                                                ---------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

                                   YES  X   NO
                                       ---     ---


The number of shares of common stock outstanding at May 7, 2003 was 25,663,399.

                           WABASH NATIONAL CORPORATION

                                      INDEX

                                    FORM 10-Q


PART I -- FINANCIAL INFORMATION                                             Page

Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets at
          March 31, 2003 and December 31, 2002                                3

          Condensed Consolidated Statements of Operations
          For the three months ended March 31, 2003 and 2002                  4

          Condensed Consolidated Statements of Cash Flows
          For the three months ended March 31, 2003 and 2002                  5

          Notes to Condensed Consolidated Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          18

Item 4.  Controls and Procedures                                             19


PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                   19

Item 2.  Changes in Securities and Use of Proceeds                           19

Item 3.  Defaults Upon Senior Securities                                     19

Item 4.  Submission of Matters to a Vote of Security Holders                 19

Item 5.  Other Information                                                   20

Item 6.  Exhibits and Reports on Form 8-K                                    20

              Signature                                                      21

              Sarbanes-Oxley 302 Certificates                                22

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                          March 31,    December 31,
                                                                           2003           2002
                                                                        ---------      ---------
                                                                        (Unaudited)

                                     ASSETS
                                     ------
CURRENT ASSETS:
    Cash and cash equivalents                                           $   7,376      $  35,659
    Accounts receivable, net                                               74,011         34,396
    Current portion of finance contracts                                    7,345          9,528
    Inventories                                                           135,450        134,872
    Prepaid expenses and other                                             22,251         18,299
                                                                        ---------      ---------
         Total current assets                                             246,433        232,754

PROPERTY, PLANT AND EQUIPMENT, net                                        144,331        145,703

EQUIPMENT LEASED TO OTHERS, net                                            94,201        100,837

FINANCE CONTRACTS, net of current portion                                  19,827         22,488

GOODWILL, net                                                              35,552         34,652

OTHER ASSETS                                                               18,940         29,135
                                                                           ------         ------
                                                                        $ 559,284      $ 565,569
                                                                        =========      =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITES:
    Current maturities of long-term debt                                $ 270,403      $  42,961
    Current maturities of capital lease obligations                        49,806         12,860
    Accounts payable                                                       60,983         60,457
    Other accrued liabilities                                              61,912         61,424
                                                                        ---------      ---------
         Total current liabilities                                        443,104        177,702

LONG-TERM DEBT, net of current maturities                                  13,231        239,043

LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current maturities              5,329         51,993

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES                             22,108         22,847

STOCKHOLDERS' EQUITY:
    Preferred stock, 352,000 shares issued and outstanding
          with an aggregate liquidation value of $17,600                        3              3
    Common stock, $0.01 par value, 25,656,275 and 25,647,060 shares
          issued and outstanding, respectively                                257            257
    Additional paid-in capital                                            237,650        237,489
    Retained deficit                                                     (161,056)      (162,222)
    Accumulated other comprehensive loss                                      (63)          (264)
    Treasury stock at cost, 59,600 common shares                           (1,279)        (1,279)
                                                                        ---------      ---------
         Total stockholders' equity                                        75,512         73,984
                                                                        ---------      ---------
                                                                        $ 559,284      $ 565,569
                                                                        =========      =========





            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)



                                                                                       Three Months
                                                                                      Ended March 31,
                                                                              ----------------------------
                                                                                2003                2002
                                                                              ---------          ---------
                                                                                        (Unaudited)
NET SALES                                                                     $ 222,508          $ 161,952

COST OF SALES                                                                   200,167            161,913
                                                                              ---------          ---------

      Gross profit                                                               22,341                 39


GENERAL AND ADMINISTRATIVE EXPENSES                                              10,539             14,091

SELLING EXPENSES                                                                  5,218              5,749
                                                                              ---------          ---------

      Income (loss) from operations                                               6,584            (19,801)


OTHER INCOME (EXPENSE):
      Interest expense                                                           (7,868)            (5,673)
      Trade receivables facility costs                                             (222)            (1,731)
      Foreign exchange gains and losses, net                                      2,856               (253)
      Other, net                                                                     80                922
                                                                              ---------          ---------

      Income (loss) before income taxes                                           1,430            (26,536)

INCOME TAX BENEFIT                                                                   --            (11,947)
                                                                              ---------          ---------

      Net Income (loss)                                                           1,430            (14,589)

PREFERRED STOCK DIVIDENDS                                                           264                443
                                                                              ---------          ---------

NET INCOME (LOSS) APPLICABLE TO COMMON
    STOCKHOLDERS                                                              $   1,166          $ (15,032)
                                                                              =========          =========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE                                 $    0.05          $   (0.65)
                                                                              =========          =========

COMPREHENSIVE INCOME (LOSS):
         Net Income (loss)                                                    $   1,430          $ (14,589)
         Foreign currency translation adjustment                                    201                 (5)
                                                                              ---------          ---------

NET COMPREHENSIVE INCOME (LOSS)                                               $   1,631          $ (14,594)
                                                                              =========          =========



            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                                             Three Months
                                                                                            Ended March 31,
                                                                                       -----------------------
                                                                                         2003           2002
                                                                                       --------       --------
                                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                  $  1,430       $(14,589)
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
      Depreciation and amortization                                                       6,696          7,441
      Net gain on the sale of assets                                                        (56)          --
      Provision for losses on accounts receivable and finance contracts                   1,222          4,060
      Cash used for restructuring activities                                                (88)          (147)
      Trailer valuation charges                                                           1,603          2,100
      Change in operating assets and liabilities:
        Accounts receivable                                                             (40,337)        (8,830)
        Inventories                                                                         765         41,625
        Refundable income taxes                                                             408         11,685
        Prepaid expenses and other                                                        4,141          2,888
        Accounts payable and accrued liabilities                                            643         (6,324)
        Other, net                                                                       (1,439)          (207)
                                                                                       --------       --------
              Net cash provided by (used in) operating activities                       (25,012)        39,702

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                 (2,267)          (766)
    Additions to equipment leased to others                                                --           (9,342)
    Additions to finance contracts                                                         --           (5,694)
    Proceeds from sale of leased equipment and finance contracts                          4,096          5,737
    Principal payments received on finance contracts                                      2,385          2,963
    Proceeds from the sale of property, plant and equipment                                 490             17
                                                                                       --------       --------
              Net cash provided by (used in) investing activities                         4,704         (7,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from:
        Revolving bank line of credit                                                    15,500         23,300
        Sale of common stock                                                               --               93
    Payments:
        Revolving bank line of credit                                                      --          (17,308)
        Debt and capital lease obligations                                              (23,475)        (8,230)
        Preferred stock dividends                                                          --             (443)
        Debt issuance costs                                                                --             (827)
                                                                                       --------       --------
              Net cash used in financing activities                                      (7,975)        (3,415)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (28,283)        29,202
                                                                                       --------       --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         35,659         11,135
                                                                                       --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $  7,376       $ 40,337
===============================================================================================================
Supplemental disclosures of cash flow information:
===============================================================================================================
Cash paid during the period for:
    Interest                                                                           $  7,125       $  3,190
    Income taxes paid (refunded), net                                                      (276)       (24,534)
---------------------------------------------------------------------------------------------------------------

                See Notes to Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

The condensed consolidated financial statements of Wabash National Corporation and its subsidiaries (the Company) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments, necessary to present fairly the consolidated financial position of the Company, its results of operations and cash flows. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2002 Annual Report on Form 10-K.

Certain items previously reported in specific condensed consolidated financial statement captions have been reclassified to conform to the 2003 presentation.

2.       INVENTORIES

Inventories consisted of the following (in thousands):


                                                                    March 31,           December 31,
                                                                      2003                  2002
                                                                  ----------            ----------
                                                                   (Unaudited)
         Raw material and components                               $  28,801             $  27,646
         Work in process                                               7,549                14,447
         Finished goods                                               64,554                55,523
         After-market parts                                           15,938                15,054
         Used trailers                                                18,608                22,202
                                                                  ----------            ----------
                                                                    $135,450              $134,872
                                                                  ==========            ==========

3.       NEW ACCOUNTING PRONOUNCEMENTS

Asset Retirement Obligations

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This standard requires obligations associated with retirement of long-lived assets to be capitalized as part of the carrying value of the related asset. The adoption of SFAS No. 143, effective January 1, 2003, did not have an effect on financial position, results of operations or cash flow.

Variable Interest Entities

In 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 defines a variable interest entity (VIE) as a corporation, partnership, trust or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities, and results of activities effective for 2003. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. The

Company is currently evaluating the impacts of FIN 46 to its consolidated financial statements and does not believe that the adoption of FIN 46 will have a material impact on the consolidated results of operations, financial position or liquidity for the periods presented herein.

4.       RESTRUCTURING AND OTHER RELATED CHARGES

In connection with the Company's exit from manufacturing product for export outside the North American market, international leasing and financing activities and the consolidation of certain domestic operations, charges totaling $48.2 million were recorded ($46.6 million in 2000, $1.4 million in 2001 and $0.2 million in 2002). To date, $40.3 million has been utilized. The remaining balance at March 31, 2003 relates to the following (in thousands):



                      Equipment Guarantees                         $ 5,842
                      Financial Guarantees                           1,117
                      Other Charges                                    898
                                                                 ---------
                                                                   $ 7,857
                                                                 =========

Although certain guarantee obligations do not contractually expire until 2018, the Company anticipates substantially completing all activities related to this restructuring plan by the end of 2004.

5.       DEBT

In April 2003, the Company completed the amendment of its Bank Term Loan, Bank Line of Credit, Senior Notes, Trade Receivables Facility and Sale and Leaseback Facility. The agreements amended debt covenants with its lenders and cured a technical violation of prior covenants. Among other provisions, the amendments:
     -   Limit capital expenditures to $4.0 million within a fiscal year;
     - Specify minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA) and shareholders' equity and a maximum debt to assets ratio; and
     - Require that the Company have a commitment to refinance, amend or restructure its debt and capital lease obligations prior to January 31, 2004.

Additionally, the amended covenants contain a subjective acceleration clause related to material adverse changes.

Borrowings under the Bank Term Loan, excluding letters of credit, and Bank Line of Credit amount to $86.8 million as of March 31, 2003. All borrowings under these agreements become due and payable on March 30, 2004.

Borrowings under the Senior Notes agreements, excluding make whole and deferral fees, amounted to $172.5 million as of March 31, 2003 and have stated maturities extending through 2008. Maturities can be accelerated if the Company does not comply with certain covenants. The Company does not anticipate being in compliance with covenants that as of March 31, 2004 require a maximum debt to capitalization ratio of 60% and a minimum net worth of $135 million and therefore has classified the debt as current.

6.       STOCK-BASED COMPENSATION

The Company follows APB No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options and, accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. In accordance with SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosure, the following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation to stock-based employee compensation.

                                                                                 Three Months Ended March
                                                                                            31,
                                                                                ---------------------------
(in thousands, except for per share amounts)                                      2003               2002
                                                                                --------          ---------
Reported net income (loss)                                                      $  1,430          $ (14,589)
Pro forma stock- based compensation expense (net of tax)                            (495)              (423)
                                                                                --------          ---------
Pro forma net income (loss)                                                     $    935          $ (15,012)
                                                                                ========          =========

 Basic and diluted earnings (loss) per share:
    Reported net income (loss) per share                                        $   0.05          $   (0.65)
    Pro forma stock-based compensation expense (net of tax) per share              (0.02)             (0.02)
                                                                                --------          ---------
    Pro forma net income (loss) per share                                       $   0.03          $   (0.67)
                                                                                ========          =========


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

8.       PER SHARE OF COMMON STOCK

Per share results have been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts (in millions):

                                                                   Three Months Ended March 31,
                                                                  ----------------------------
                                                                    2003                2002
                                                                  ---------          ---------
Average shares outstanding basic                                    25.7                23.0
     Options                                                          --                  --
     Preferred Stock                                                  --                  --
                                                                  ---------          ---------
Average shares outstanding diluted                                  25.7                23.0
                                                                  =========          =========


The average shares outstanding -- diluted excluded the antidilutive effects of preferred stock convertible into 823,200 shares and 1,194,700 shares in 2003 and 2002, respectively, and 35,000 of stock options in 2002.

9.       SEGMENTS

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

Reportable segment information is as follows (in thousands):



                     THREE MONTHS ENDED                               Retail and                   Consolidated
                     MARCH 31, 2003                  Manufacturing   Distribution   Eliminations      Totals
                     --------------                  -------------   ------------   ------------      ------
                        (unaudited)
                     Revenues
                        External customers             $ 144,526      $  77,982      $      --      $ 222,508
                        Intersegment sales                22,131            374        (22,505)            --
                                                       ---------      ---------      ---------      ---------
                     Total Revenues                    $ 166,657      $  78,356      $ (22,505)     $ 222,508
                                                       =========      =========      =========      =========
                     Income (loss) from Operations     $   8,223      $  (1,662)     $      23      $   6,584

                     THREE MONTHS ENDED
                     MARCH 31, 2002
                     --------------
                         (unaudited)
                     Revenues
                        External customers             $  77,660      $  84,292      $      --      $ 161,952
                        Intersegment sales                 4,742          2,060         (6,802)            --
                                                       ---------      ---------      ---------      ---------
                     Total Revenues                    $  82,402      $  86,352      $  (6,802)     $ 161,952
                                                       =========      =========      =========      =========

                     Income (loss) from Operations     $ (16,495)     $  (3,748)     $     442      $ (19,801)

         Product Information

The Company offers products primarily in three categories: new trailers, used trailers and parts. The following table sets forth the major product category and their percentage of total net sales (dollars in thousands):

                                                         Three Months Ended March 31,
                                              -----------------------------------------------
                                                         2003                      2002
                                              ----------------------    ----------------------
                                                    $           %            $            %
                                              ----------------------    ----------------------
           New Trailers                          164,672      74.0         96,073        59.3
           Used Trailers                          19,628       8.8         24,367        15.0
           Parts                                  24,131      10.8         24,441        15.1
           Other                                  14,077       6.4         17,071        10.6
                                              ----------------------    ----------------------
           Total Net Sales                       222,508     100.0        161,952       100.0
                                              ======================    ======================



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

Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed elsewhere herein and in Item 7 in the Company's Form 10-K as filed with the Securities and Exchange Commission on April 15, 2003.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:


                                                                         Percentage of Net Sales
                                                                       Three Months Ended March 31,
                                                                     --------------------------------
                                                                        2003                  2002
                                                                     ----------            ----------

                  Net sales                                            100.0%                100.0%
                  Cost of sales                                         90.0                 100.0
                                                                     ----------            ----------
                        Gross profit                                    10.0                   0.0

                  General and administrative expense                     4.7                   8.7
                  Selling expense                                        2.3                   3.5
                                                                     ----------            ----------
                        Income (loss) from operations                    3.0                 (12.2)

                  Interest expense                                      (3.5)                 (3.5)
                  Trade receivables facility costs                      (0.1)                 (1.1)
                  Foreign exchange gains and losses, net                 1.3                  (0.2)
                  Other, net                                             0.0                   0.6
                                                                     ----------            ----------
                        Income (Loss) before income taxes                0.7                 (16.4)

                  Income tax benefit                                     0.0                  (7.4)
                                                                     ----------            ----------
                        Net income (loss)                                0.7%                 (9.0)%
                                                                     ==========            ==========



THREE MONTHS ENDED MARCH 31, 2003

NET SALES

Net sales improved 37% from the first quarter of 2002, which is believed to have been the low point of the industry downturn that began in 2000. Slow but steady progress has been noted since the first quarter of last year and on a sequential basis, net sales are up approximately 8% from the fourth quarter of 2002. By business segment, net external sales and related units sold were as follows:

                                                                  Three Months Ended March 31,
                                                          ---------------------------------------------
                                                             2003             2002           % Change
                                                          -----------     -----------       -----------
         Sales by Segment:                                                (in millions)
              Manufacturing                                   $144.5            $77.7           86%
              Retail and Distribution                           78.0             84.3           (7)%
                                                              ------           ------
         Total                                                $222.5           $162.0           37%
                                                              ======           ======

         New trailer units:                                                  (units)

              Manufacturing                                  8,400            4,500             87%
              Retail and Distribution                        1,200            1,000             20%
                                                             -----            -----
         Total                                               9,600            5,500             75%
                                                             =====            =====

         Used trailer units                                  3,500            5,100            (31)%
                                                             =====            =====


The manufacturing segment's sales improvement was driven by demand for new trailers. Prices declined slightly from a year ago as competition for orders remains keen. Product mix was also slightly negative when compared to the year ago period.

The decrease in the retail and distribution segment's sales results primarily from the closing of nine underperforming or non-strategic locations since the first quarter of 2002. On an equivalent store basis, new trailer sales improved despite continued soft industry demand. Overall, sales of used trailers declined as a result of fewer units sold offset in part by an increase in average unit selling price. The retail and distribution segment has dramatically reduced its used trailer inventories from approximately $61 million as of December 31, 2001 to approximately $19 million at March 31, 2003. Leasing revenues declined year over year as a result of the termination of a sublease agreement with a large customer that filed bankruptcy in August 2002.

GROSS PROFIT (LOSS)

Gross profit as a percent of sales was 10.0% compared to a break-even performance for the same period in 2002. As discussed below, both of the Company's segments contributed as follows:

                                                             Three Months Ended March 31,
                                                      -----------------------------------------
                                                          2003            2002        $ Change
                                                      -----------     -----------   -----------
          Gross Profit (Loss) by Segment:                            (in millions)
                Manufacturing                           $  16.2          $  (7.4)    $  23.6
                Retail and Distribution                     6.1              7.0        (0.9)
                Eliminations                                0.0              0.4        (0.4)
                                                        -------          -------     -------
          Total Gross Profit (Loss)                     $  22.3          $   0.0     $  22.3
                                                        =======          =======     =======


The manufacturing segment's gross profit improved due to higher volumes, in line with sales, coupled with realizing cost savings in both labor and materials as our continuous improvement initiatives yielded positive results.

The retail and distribution segment's gross profit for 2003 was negatively impacted by $1.6 million in used trailer valuation charges and $0.4 million in additional workers' compensation accruals. Excluding the impact of these charges, gross profit increased $1.1 million despite the $6.3 million reduction in year over year sales. The higher gross profit percentage was the result of improved labor utilization and efficiency within the service area and improved used trailer gross profit percentages. New trailer margins held steady despite the soft industry demand experienced. Parts gross margins were negatively impacted by lower wholesale parts sales during the quarter.

General and Administrative

General and administrative expenses decreased $3.6 million to $10.5 million for the three months ended March 31, 2003, compared to $14.1 million for the same period in 2002. This decrease was primarily due to reductions of $1.8 million in bad debt expense and $1.4 million in professional fees associated with debt restructurings in 2003 compared to 2002.

Other Income (Expense)

Interest expense totaled $7.9 million for the quarter, an increase of $2.2 million from the prior year period. The increase reflects higher interest rates and the amortization of debt costs incurred to restructure debt in 2002, offset in part by reduced average borrowings. The Company anticipates that interest expense will increase significantly in subsequent quarters as amortization of deferred debt cost will include the additional $1.5 million incurred as a result of amending the facilities in 2003 and the $8.5 million remaining on deferred debt cost related to the 2002 debt restructuring will be accelerated to coincide with a March 2004 maturity.

Trade receivables facility costs declined as $1.5 million in facility restructuring costs incurred in the 2002 quarter were not repeated.

Foreign exchange transaction gains and losses, net were gains of $2.9 million for the three months ended March 31, 2003, compared to losses of $0.3 million for the same period in 2002. The gain reflects a strengthening of the Canadian dollar and the resultant impact on intercompany transactions between the Company and its Canadian subsidiary, as well as U.S. denominated transactions between the Canadian subsidiary and third parties.

Income Taxes

In 2003, no income tax expense was recognized as current year earnings were offset against available net operating losses (NOL). The 2002 benefit recorded represents an additional realizable Federal NOL carry-back claim filed and received under the provisions of the Job Creation and Worker Assistance Act of 2002, which revised the permitted carry-back period for NOLs generated during 2001 from two years to five years. Because of uncertainty related to the realizability of NOLs in excess of those utilized, a full valuation allowance is recorded against the related deferred tax assets at March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Operating activities consumed $25.0 million in cash during 2003 compared to providing $39.7 million in 2002. Improvements in net income and non-cash items were offset by increased levels of accounts receivable resulting from higher sales. The 2002 period benefited from reducing inventories due to declining production, the liquidation of used trailer inventory and the collection of tax refunds.

Investing activities provided $4.7 million in cash as the company is maintaining strict controls on additional investments.

Net borrowings during the period decreased $8.0 million as the company made scheduled debt and capital lease payments totaling $23.5 million, offset by borrowings under its revolving credit facilities of $15.5 million to support operations.

SOURCES AND USES OF CAPITAL

As of March 31, 2003, the Company's liquidity position, defined as cash on hand and available borrowing capacity under existing credit agreements amounted to approximately $62 million compared to approximately $78 million as of December 31, 2002. Debt and lease obligations, both on and off the balance sheet, amounted to approximately $357 million compared to $367 million as of December 31, 2002. The majority of these debt and lease obligations are due and payable during the next twelve months. Based upon the Company's projections, it is unlikely that the Company will be able to repay these obligations from operations.

The goals for 2003 are to reduce debt by $100 million through a combination of cash flows from operations, divestitures and working capital improvements and to refinance the remaining obligations. In the first quarter, a $10 million net reduction in debt and lease obligations, both on and off the balance sheet, was achieved despite an increased requirement for working capital in support of sales growth and seasonal collection patterns.

The Company continues to pursue opportunities to divest non-core assets in order to reduce indebtedness. Currently, discussions are proceeding for the sale of the rental and leasing business and the parts wholesale business. These transactions are subject to lender and Board of Director approvals. There can be no assurance that the Company will be successful in divesting any of these assets.

In April 2003, the Company completed the amendment of its revolving line of credit, senior notes, trade receivables facility and lease facility. The agreements amended debt covenants with its lenders and cured a technical violation of a prior covenant. Among other provisions, the amendments:

     -   Limit capital expenditures to $4.0 million within a fiscal year;
     - Specify minimum levels of EBITDA and shareholders' equity and a maximum debt to assets ratio; and
     - Require that the Company have a commitment to refinance, amend or restructure its debt and capital lease obligations prior to January 31, 2004.

Additionally, the amendments contain a subjective acceleration clause related to material adverse changes. As of March 31, 2003, the Company's performance against the covenants was as follows (dollars in millions):


                                                                               Actual
                                                           Required           Attained
                                                         ------------       ------------
              Minimum EBITDA                                    --             $  18.6
              Minimum stockholders' equity                 $  40.0             $  83.1
              Maximum debt to assets ratio                    0.95                0.79
              Capital expenditures                         $   4.0             $   2.2


Under the loan agreements: EBITDA is defined as income (loss) from operations before depreciation and amortization and eligible charges. Stockholders' equity is defined as Total Stockholders' Equity plus eligible charges. Debt to asset ratio is defined as the ratio of outstanding amounts under the Bank Term Loan, excluding letters of credit, Bank Line of Credit and Senior Notes agreements to the sum of cash and cash equivalents, net inventory, prepaid expenses and other, and property, plant and equipment.

In summary, the Company's ongoing liquidity and its ability to continue as a going concern depends on its ability to maintain positive operating results, continue to borrow under its bank line of credit and trade receivables facility, manage cash resources, meet the financial covenants under its new debt agreements and obtain the required commitment to refinance, amend or restructure its debt and capital lease obligations prior to January 31, 2004. In the event the Company is unsuccessful in meeting its debt service obligations or if expectations regarding the management and generation of cash resources are not met, the Company would need to implement severe cost reductions, reduce capital expenditures, sell additional assets, restructure all or a portion of its existing debt and/or obtain additional financing.

On April 30, 2003, the Company withdrew a shelf registration statement for the issuance of up to $50 million in securities, which it had previously filed with the SEC.

EBITDA

The Company uses EBITDA, income (loss) before income taxes, interest expense, depreciation and amortization as an internal measure of performance and believes it is a useful and commonly used measure of financial performance in addition to income (loss) before taxes and other profitability measures under generally accepted accounting principals (GAAP). EBITDA is not a measure of performance under GAAP. EBITDA should not be construed as an alternative to operating income and income (loss) before taxes as an indicator of the company's operations in accordance with GAAP, nor is EBITDA an alternative to cash flow from operating activities in accordance with GAAP. Wabash National's definition of EBITDA can differ from that of other companies. The following table reconciles Net income, the most comparable measure under GAAP to EBITDA for the three months ended March 31, 2003 (in millions):


                    Net income                                      $   1.4

                    Add (subtract):

                       Income tax                                        --
                       Interest expense                                 7.9
                       Depreciation and amortization                    6.7
                                                                    -------
                    EBITDA                                          $  16.0
                                                                    =======


As noted above, the Company is required to maintain a minimum level of EBITDA to be in compliance with a covenant contained in its loan agreements. EBITDA for this purpose is defined as income from operations before depreciation and amortization and eligible charges. The following table reconciles Income from operations, the most comparable measure under GAAP to EBITDA for the three months ended March 31, 2003 (in millions):

                    Income from operations                          $   6.6

                    Add (subtract):

                       Depreciation and amortization                    6.7
                       Eligible charges                                 5.3
                                                                    -------
                    EBITDA                                          $  18.6
                                                                    =======


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

The Company provides for environmental and legal exposures. The Company's environmental reserves represent the estimated cost to remediate any known contamination at any of its current or formerly owned locations. The reserve is evaluated quarterly to assess the range of potential clean-up cost on a site-by-site once an environmental issue has been identified. The Company determines its necessary legal reserves based upon a probability of potential outcome.

     f.  Income Taxes

The Company currently has a full valuation allowance equal to its net deferred tax assets based upon the realizability of those values. The level of the Company's net operating losses over the past three years, industry economic conditions and the financial struggles of the Company have all affected the assessment of the Company's ability to realize the assets in the future. As of March 31, 2003, the Company has approximately $150 million in NOLs. The Company believes that its estimates for the valuation allowance reserved against deferred tax assets are appropriate based on current facts and circumstances.

BACKLOG

The Company's backlog of orders was approximately $195 million and $208 million at March 31, 2003 and December 31, 2002, respectively. Orders that comprise the backlog may be subject to changes in quantities, delivery, specifications and terms. Orders that have been confirmed by the customer in writing and can be produced during the next 18 months are included in backlog. The Company expects to fill a majority of its existing backlog of orders within the next twelve months.

EQUIPMENT OFF BALANCE SHEET AND RELATED CUSTOMER CREDIT RISK

The Company subleased certain highly specialized RoadRailer(R) equipment to Amtrak, who is experiencing financial difficulties. Due to the nature of the equipment, the recovery value is considered to be minimal. As of March 31, 2003, the unamortized lease value is approximately $5.0 million; additionally, the Company has approximately $10.0 million in finance contracts recorded on its balance sheet. Amtrak obligations to the Company are current and as a result no provision for losses has been recorded.

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

     B.  INTEREST RATES

As of March 31, 2003, the Company had approximately $133 million of floating rate debt outstanding under its various financing agreements. A hypothetical 100 basis-point increase in the floating interest rate from the current level would correspond to approximately a $1.3 million increase in interest expense over a one-year period. This sensitivity analysis does not account for the change in the Company's competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

     C.  FOREIGN EXCHANGE RATES

The Company is subject to fluctuations in the Canadian dollar exchange rate and that impact on intercompany transactions between the Company and its Canadian subsidiary, as well as U.S. denominated transactions between the Canadian subsidiaries and unrelated parties. Since acquiring its Canadian subsidiary, the Company has not undertaken any activities, such as hedging activities, to mitigate this exposure. A five cent change in the Canadian exchange rate would result in an approximately $1.1 million impact on results of operations. The Company does not hold or issue derivative financial instruments for speculative purposes. As of March 31, 2003, the Company had no foreign currency contracts outstanding.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes in legal proceedings from the items disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a)   Not Applicable

(b) The Company is in arrears with respect to payment of dividends on the following classes of preferred stock as of March 31, 2003:

      Series B 6% Cumulative Convertible Exchangeable Preferred Stock -
      $1,100,000

      The Company has not paid dividends for the past four quarters and if dividends are not paid for the next two quarters, the preferred stockholders will have the right to appoint two directors to serve on the Board of Directors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable

ITEM 5.  OTHER INFORMATION

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:


(b)      Reports on Form 8-K:

         1.   Form 8-K filed February 13, 2003 reporting under Item 9:
              Regulation FD Disclosure.
         2.   Form 8-K filed February 24, 2003 reporting under Item 9:
              Regulation FD Disclosure.
         3. Form 8-K filed March 3, 2003 reporting under Item 9: Regulation FD Disclosure.
         4. Form 8-K filed March 3, 2003 reporting under Item 9: Regulation FD Disclosure.
         5. Form 8-K filed April 15, 2003 reporting under Item 7: Financial Statements, Pro Forma Financial Information and Exhibits and Item 9: Regulation FD Disclosure.
         6. Form 8-K filed May 1, 2003 reporting under Item 9: Regulation FD Disclosure.
         7. Form 8-K filed May 5, 2003 reporting under Item 9: Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  WABASH NATIONAL CORPORATION

     Date:  May 13, 2003                     By:  /s/ Mark R. Holden
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

Date: May 13, 2003

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

Date: May 13, 2003
                                       /s/Mark R. Holden
                                       -----------------------------------------
                                       Mark R. Holden
                                       Senior Vice President and Chief Financial
                                       Officer
                                       (Principal Financial Officer)