Form 10-Q
period 2003-06-30
WABASH NATIONAL CORP /DE
filed 2003-08-14
CIK 879526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       [X]             THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2003

                                       OR

                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
       [ ]             THE SECURITIES EXCHANGE ACT OF 1934


                        FOR THE TRANSITION PERIOD FROM________ TO___________
                         COMMISSION FILE NUMBER: 1-10883

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

                                   YES X NO __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   YES X NO __

The number of shares of common stock outstanding at August 5, 2003 was 25,798,400.

                           WABASH NATIONAL CORPORATION

                                      INDEX

                                    FORM 10-Q

PART I - FINANCIAL INFORMATION                                                  Page
                                                                                ----
Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets at
              June 30, 2003 and December 31, 2002                                3

              Condensed Consolidated Statements of Operations
              For the three and six months ended June 30, 2003 and 2002          4

              Condensed Consolidated Statements of Cash Flows
              For the six months ended June 30, 2003 and 2002                    5

              Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                          12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk             22

Item 4.  Controls and Procedures                                                23


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                      23

Item 2.  Changes in Securities and Use of Proceeds                              24

Item 3.  Defaults upon Senior Securities                                        24

Item 4.  Submission of Matters to a Vote of Security Holders                    24

Item 5.  Other Information                                                      25

Item 6.  Exhibits and Reports on Form 8-K                                       30

              Signature                                                         31


                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                        June 30,      December 31,
                                                                          2003             2002
                                                                          ----             ----
                                                                       (Unaudited)
                                          ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                      $   6,615        $  35,659
        Accounts receivable, net                                          85,846           34,396
        Current portion of finance contracts                               7,962            9,528
        Inventories                                                      139,461          134,872
        Prepaid expenses and other                                        21,409           18,299
                                                                       ---------        ---------
                Total current assets                                     261,293          232,754
PROPERTY, PLANT AND EQUIPMENT, net                                       137,096          145,703

EQUIPMENT LEASED TO OTHERS, net                                           64,867          100,837

FINANCE CONTRACTS, net of current portion                                 16,890           22,488

GOODWILL, net                                                             35,444           34,652

OTHER ASSETS                                                              17,929           29,135
                                                                       ---------        ---------
                                                                       $ 533,519        $ 565,569
                                                                       =========        =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Current maturities of long-term debt                           $ 155,593        $  42,961
        Current maturities of capital lease obligations                   45,733           12,860
        Accounts payable                                                  65,018           60,457
        Other accrued liabilities                                         60,324           61,424
                                                                       ---------        ---------
                Total current liabilities                                326,668          177,702

LONG-TERM DEBT, net of current maturities                                134,184          239,043

LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current maturities             1,945           51,993

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES                            21,654           22,847

STOCKHOLDERS' EQUITY:

        Preferred stock, 352,000 shares issued and
           outstanding with an aggregate liquidation
           value of $17,600                                                    3                3
        Common stock, $0.01 par value, 25,753,068 and 25,674,060
            shares issued and outstanding, respectively                      258              257
        Additional paid-in capital                                       238,494          237,489
        Retained deficit                                                (188,588)        (162,222)
        Accumulated other comprehensive income (loss)                        180             (264)
        Treasury stock at cost, 59,600 common shares                      (1,279)          (1,279)
                                                                       ---------        ---------
                Total stockholders' equity                                49,068           73,984
                                                                       ---------        ---------
                                                                       $ 533,519        $ 565,569
                                                                       =========        =========


           See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                              Three Months                     Six Months
                                                              Ended June 30,                  Ended June 30,
                                                      --------------------------        --------------------------
                                                         2003             2002             2003             2002
                                                         ----             ----             ----             ----

NET SALES                                             $ 230,231        $ 210,251        $ 452,739        $ 372,203

COST OF SALES                                           206,542          204,024          406,709          365,937

LOSS ON ASSET IMPAIRMENT                                 28,500               --           28,500               --
                                                      ---------        ---------        ---------        ---------

        Gross profit (loss)                              (4,811)           6,227           17,530            6,266

GENERAL AND ADMINISTRATIVE EXPENSES                       7,894           14,807           18,433           28,898

SELLING EXPENSES                                          6,022            6,030           11,240           11,779
                                                      ---------        ---------        ---------        ---------

        Loss from operations                            (18,727)         (14,610)         (12,143)         (34,411)

OTHER INCOME (EXPENSE):
        Interest expense                                (10,391)          (7,816)         (18,259)         (13,489)
        Trade receivables facility costs                   (403)          (1,902)            (625)          (3,633)
        Foreign exchange gains and losses, net            2,733            2,211            5,589            1,958
        Other, net                                         (480)             440             (400)           1,362
                                                      ---------        ---------        ---------        ---------

        Loss before income taxes                        (27,268)         (21,677)         (25,838)         (48,213)

INCOME TAX BENEFIT                                           --               --               --          (11,947)
                                                      ---------        ---------        ---------        ---------

        Net loss                                        (27,268)         (21,677)         (25,838)         (36,266)

PREFERRED STOCK DIVIDENDS                                   264              443              528              886
                                                      ---------        ---------        ---------        ---------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS            $ (27,532)       $ (22,120)       $ (26,366)       $ (37,152)
                                                      =========        =========        =========        =========
BASIC AND DILUTED NET LOSS PER SHARE                  $   (1.07)       $   (0.96)       $   (1.03)       $   (1.61)
                                                      =========        =========        =========        =========


COMPREHENSIVE LOSS

        Net loss                                        (27,268)       $ (21,677)       $ (25,838)       $ (36,266)
        Foreign currency translation adjustment             243              171              444              166
                                                      ---------        ---------        ---------        ---------
NET COMPREHENSIVE LOSS                                $ (27,025)       $ (21,506)       $ (25,394)       $ (36,100)
                                                      =========        =========        =========        =========



            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                                Six Months Ended June 30,
                                                                               --------------------------
                                                                                  2003             2002
                                                                                  ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $(25,838)       $ (36,266)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
       Depreciation and amortization                                             13,327           15,017
       Net gain on the sale of assets                                              (429)            (137)
       Provision for losses on accounts receivable and finance contracts            940            7,129
       Cash used for restructuring activities                                      (159)            (699)
       Trailer valuation charges                                                  2,057            6,101
       Loss contingencies                                                            --            6,000
       Loss on asset impairment                                                  28,500               --
       Change in operating assets and liabilities:
           Accounts receivable                                                  (52,104)         (41,786)
           Inventories                                                            2,823           48,809
           Refundable income taxes                                                  886           24,596
           Prepaid expenses and other                                             3,792            4,731
           Accounts payable and accrued liabilities                               2,479           25,429
           Other, net                                                            (1,224)            (373)
                                                                               --------        ---------
              Net cash provided by (used in) operating activities               (24,950)          58,551
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                          (3,460)          (1,860)
   Additions to equipment leased to others                                           --           (8,497)
   Additions to finance contracts                                                    --           (7,786)
   Proceeds from sale of leased equipment and finance contracts                   4,805            3,556
   Principal payments received on finance contracts                               4,389            5,850
   Proceeds from the sale of property, plant and equipment                        1,749               34
                                                                               --------        ---------
              Net cash provided by (used in) investing activities                 7,483           (8,703)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from:
       Issuance of bank term loan                                                    --           80,402
       Borrowings under trade receivable facility                                40,918               --
       Revolving bank line of credit                                             15,500           24,048
       Issuance of common stock                                                     756              180
   Payments:
       Revolving bank line of credit                                                (49)        (113,741)
       Payments under trade receivable facility                                 (18,600)              --
       Debt and capital lease obligations                                       (48,571)         (38,497)
       Preferred stock dividends                                                     --             (443)
       Debt issuance costs                                                       (1,531)          (3,805)
                                                                               --------        ---------
              Net cash used in financing activities                             (11,577)         (51,856)
                                                                               --------        ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (29,044)          (2,008)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 35,659           11,135
                                                                               --------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  6,615        $   9,127
                                                                               ========        =========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                                                    $ 14,941        $  12,845
   Income taxes refunded, net                                                      (754)         (24,455)
                                                                               ========        =========

           See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    GENERAL

The condensed consolidated financial statements of Wabash National Corporation and its subsidiaries (the Company) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations and cash flows. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2002 Annual Report on Form 10-K.

Certain items previously reported in specific condensed consolidated financial statement captions have been reclassified to conform to the 2003 presentation.

2.    INVENTORIES

Inventories consisted of the following (in thousands):

                                   June 30,     December 31,
                                    2003            2002
                                    ----            ----
Raw material and components       $ 28,489       $ 27,646
Work in process                     10,738         14,447
Finished goods                      61,795         55,523
After-market parts                  14,044         15,054
Used trailers                       24,395         22,202
                                  --------       --------
                                  $139,461       $134,872
                                  ========       ========

3.    NEW ACCOUNTING PRONOUNCEMENTS

Variable Interest Entities

In 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 defines a variable interest entity (VIE) as a corporation, partnership, trust or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities, and results of activities effective for 2003. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. The Company is currently evaluating the impacts of FIN 46 to its consolidated financial statements and does not believe that the adoption of FIN 46 will have a material impact on its consolidated results of operations, financial position or liquidity.

Derivatives

In April 2003, the FASB issued Statement of Financial Accounting (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring contracts with similar characteristics to be accounted for comparably. The Company does not expect adoption of SFAS No. 149, effective for contracts entered into or modified after June 30, 2003, to have a material effect on financial position, results of operations, or cash flow.

Financial Instruments

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 may require that those instruments be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the interim period beginning after June 15, 2003. The Company currently has no such instruments and the adoption of SFAS No. 150 will have no impact on its financial position and results of operations.

4.    RESTRUCTURING AND OTHER RELATED CHARGES

Charges totaling $48.2 million ($46.6 million in 2000, $1.4 million in 2001 and $0.2 million in 2002) were recorded in connection with the Company's exit from manufacturing product for export outside the North American market, international leasing and financing activities, and the consolidation of certain domestic operations. To date, $40.0 million has been utilized. The remaining balance at June 30, 2003 relates to the following (in thousands):

Equipment Guarantees       $6,216
Financial Guarantees        1,161
Other Charges                 827
                           ------
                           $8,204
                           ======

Although certain guarantee obligations do not contractually expire until 2018, the Company anticipates substantially completing all activities related to this restructuring plan by the end of 2004.

5.    DEBT AND CAPITAL LEASE OBLIGATIONS

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

Due to either scheduled maturities or a commitment to refinance, amend or restructure existing debt and capital lease obligations by the end of the first quarter of 2004, the Company has classified the portion of its June 30, 2003 Bank Term Loan, Bank Line of Credit, Senior Notes, Trade Receivables Facility and Sale and Leaseback Facility not repaid with the net proceeds from the notes offering discussed below, as current.

On July 15, 2003, the Company announced the selection of Fleet Capital to lead and fully underwrite a new syndicated bank financing for the Company. Subsequently, the Company and Fleet Capital reached agreement on a three-year asset-based arrangement that will include a $175 million revolver and a $47.5 million term loan. The new financing, which is subject to final Wabash board approval and definitive documentation, will be used to replace existing indebtedness and will substantially lower the Company's cost of debt. Closing on the transaction is expected to occur during September 2003.

On August 1, 2003, the Company completed the sale of $125 million of 3.25% five-year senior unsecured convertible notes convertible into shares of the Company's stock, subject to market and other conditions. The Company used the net proceeds to repay a portion of its outstanding indebtedness. The notes have a conversion price of $19.20 or a rate of 52.0833 shares per $1,000 principal amount of note. The notes bear interest at 3.25% per annum payable semi-annually on February 1 and August 1.

6.    STOCK-BASED COMPENSATION

The Company follows APB No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options and, accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. In accordance with SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosure, the following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation to stock-based employee compensation (in thousands, except per share amounts):


                                               Three Months Ended June 30,          Six Months Ended June 30,
                                              ----------------------------        -----------------------------
                                                    2003              2002              2003              2002
                                                    ----              ----              ----              ----
Reported net loss                             $  (27,268)       $  (21,677)       $  (25,838)       $  (36,266)
Pro forma stock-based compensation
     expense (net of tax)                           (643)             (433)           (1,102)             (810)
                                              ----------        ----------        ----------        ----------
Pro forma net loss                            $  (27,911)       $  (22,110)       $  (26,940)       $  (37,076)
                                              ==========        ==========        ==========        ==========


Basic and diluted loss per share:

     Reported net loss per share              $    (1.07)       $    (0.96)       $    (1.03)       $    (1.61)
     Pro forma stock-based compensation
         expense (net of tax) per share            (0.03)            (0.02)            (0.04)            (0.04)
                                              ----------        ----------        ----------        ----------
Pro forma net loss per share                  $    (1.10)       $    (0.98)       $    (1.07)       $    (1.65)
                                              ==========        ==========        ==========        ==========



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

      E-Coat System

During the second quarter of 2003, the Company concluded litigation with PPG Industries and others regarding the PPG electrocoating system. The parties to the litigation resolved the matter by agreement. The resolution of the lawsuit did not have a material impact on the Company's financial position, liquidity or future results of operations.

      Environmental

In 2000, the Company received a grand jury subpoena requesting certain documents relating to the discharge of wastewaters into the environment at a Wabash facility in Huntsville, Tennessee. The subpoena sought the production of documents and related records concerning the design of the facility's discharge system and the particular discharge in question. On May 16, 2001, the Company received a second grand jury subpoena that sought the production of additional documents relating to the discharge in question. The Company is fully cooperating with federal officials with respect to their investigation into the matter. The Company received an oral communication from the government's lawyer in the matter that he intends to seek charges under the federal Clean Water Act. Subsequent to that oral communication, in December 2002 the Company and its outside counsel met with the government's lawyer to discuss potential resolutions to this matter, and we are continuing our discussions with the government. At this time, the Company is unable to predict the outcome of the federal grand jury inquiry into this matter, but does not believe it will result in a material adverse effect on its financial position, liquidity or future results of operations; however, at this stage of the proceedings, no assurance can be given as to the ultimate outcome of the case.

8.    PER SHARE OF COMMON STOCK

Per share results have been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts (in millions):

                                               Three Months                Six Months
                                               Ended June 30,             Ended June 30,
                                             -----------------         -----------------
                                             2003         2002         2003         2002
                                             ----         ----         ----         ----
Average shares outstanding basic             25.7         23.0         25.7         23.0
     Options                                   --           --           --           --
     Preferred Stock                           --           --           --           --
                                             ----         ----         ----         ----
Average shares outstanding diluted           25.7         23.0         25.7         23.0
                                             ====         ====         ====         ====


The average shares outstanding diluted excluded the antidilutive effects of preferred stock convertible into 823,200 shares and 1,194,700 shares in 2003 and 2002, respectively, and 174,000 shares and 11,600 shares of stock options for the quarter, and 89,600 shares and 23,200 shares of stock options for the six months in 2003 and 2002, respectively.

9.    LOSS ON ASSET IMPAIRMENT

During the second quarter of 2003, the Company evaluated certain assets of its leasing and rental and aftermarket parts businesses for impairment and concluded that the estimated undiscounted cash flows were not sufficient to support the carrying value of the assets. Therefore, an impairment charge of $28.5 million was recorded for the difference between the estimated fair value and the carrying value of those assets.

On July 22, 2003, the Company signed a definitive agreement to sell certain of the assets, at approximately book value, of its leasing and rental and aftermarket parts businesses for $55 million in cash due at closing. The transaction is expected to close in the third quarter of 2003 and is subject to buyer financing. Net proceeds from the sale will be used to repay a portion of its outstanding indebtedness.

10.   SEGMENTS

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

Reportable segment information is as follows (in thousands):

                                                               Retail and                             Consolidated
                                          Manufacturing       Distribution       Eliminations            Totals
                                          -------------       ------------       ------------            ------
THREE MONTHS ENDED JUNE 30, 2003

Net Sales

   External customers                     $ 155,095           $  75,136           $      --           $ 230,231
   Intersegment sales                        12,388                 239             (12,627)                 --
                                          ---------           ---------           ---------           ---------
Total Net Sales                           $ 167,483           $  75,375           $ (12,627)          $ 230,231
                                          =========           =========           =========           =========

Income (Loss) from Operations             $  10,592           $ (29,595)          $     276           $ (18,727)

Assets                                    $ 397,772           $ 301,020           $(165,273)          $ 533,519

THREE MONTHS ENDED JUNE 30, 2002

Net Sales

   External customers                     $ 121,695           $  88,556           $      --           $ 210,251
   Intersegment sales                         9,153                 708              (9,861)                 --
                                          ---------           ---------           ---------           ---------
Total Net Sales                           $ 130,848           $  89,264           $  (9,861)          $ 210,251
                                          =========           =========           =========           =========

Income (Loss) from Operations             $  (1,701)          $ (13,038)          $     129           $ (14,610)

Assets                                    $ 410,495           $ 391,302           $(165,130)          $ 636,667

SIX MONTHS ENDED JUNE 30, 2003

Net Sales

   External customers                     $ 299,621           $ 153,118           $      --           $ 452,739
   Intersegment sales                        34,519                 613             (35,132)                 --
                                          ---------           ---------           ---------           ---------
Total Net Sales                           $ 334,140           $ 153,731           $ (35,132)          $ 452,739
                                          =========           =========           =========           =========

Income (Loss) from Operations             $  18,815           $ (31,257)          $     299           $ (12,143)

Assets                                    $ 397,772           $ 301,020           $(165,273)          $ 533,519

SIX MONTHS ENDED JUNE 30, 2002

Net Sales

   External customers                     $ 199,354           $ 172,849           $      --           $ 372,203
   Intersegment sales                        13,895               2,768             (16,663)                 --
                                          ---------           ---------           ---------           ---------
Total Net Sales                           $ 213,249           $ 175,617           $ (16,663)          $ 372,203
                                          =========           =========           =========           =========

Income (Loss) from Operations             $ (18,196)          $ (16,786)          $     571           $ (34,411)

Assets                                    $ 410,495           $ 391,302           $(165,130)          $ 636,667


Retail and distribution assets decreased from December 31, 2002 primarily due to the asset impairment discussed in Note 9.

      Product Information

The following table sets forth the major product category and their percentage of total net sales (dollars in thousands):


                            Three Months Ended June 30,                       Six Months Ended June 30,
                    -------------------------------------------     -------------------------------------------
                            2003                    2002                    2003                   2002
                    ------------------      -------------------     -------------------     -------------------
                       $             %         $             %         $            %          $            %
                    -------       -----     -------       -----     -------       -----     -------       -----
New Trailers        172,767        75.0     144,006        68.5     337,439        74.5     240,079        64.5
Used Trailers        17,131         7.4      24,786        11.8      36,759         8.1      49,153        13.2
Parts                25,811        11.2      26,010        12.4      49,942        11.0      50,451        13.6
Other                14,522         6.4      15,449         7.3      28,599         6.4      32,520         8.7
                    -------       -----     -------       -----     -------       -----     -------       -----
Total Net Sales     230,231       100.0     210,251       100.0     452,739       100.0     372,203       100.0
                    =======       =====     =======       =====     =======       =====     =======       =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including documents incorporated herein by reference, contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "anticipate," and "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, information regarding revenues, income or loss, capital expenditures, acquisitions, number of retail branch openings, plans for future operations, financing needs or plans, the impact of inflation and plans relating to services of the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Statements in this report, including those set forth in "Risk Factors" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences.

Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed elsewhere herein, in Item 5 of Part II hereof and in the Company's Form 10-K as filed with the Securities and Exchange Commission on April 15, 2003.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                                       Percentage of Net Sales
                                            ----------------------------------------------
                                               Three Months              Six Months
                                               Ended June 30,           Ended June 30,
                                            -------------------       --------------------
                                             2003         2002         2003         2002
                                             ----         ----         ----         ----
Net sales                                   100.0%       100.0%       100.0%       100.0%
Cost of sales                                89.7         97.0         89.8         98.3
Loss on asset impairment                     12.4           --          6.3           --
                                            -----        -----        -----        -----
   Gross profit (loss)                       (2.1)         3.0          3.9          1.7

General and administrative expense            3.4          7.0          4.1          7.8
Selling expense                               2.6          2.9          2.5          3.1
                                            -----        -----        -----        -----
   Loss from operations                      (8.1)        (6.9)        (2.7)        (9.2)

Interest expense                              4.5          3.7          4.0          3.6
Trade receivables facility costs              0.2          0.9          0.1          1.0
Foreign exchange gains and losses, net       (1.2)        (1.0)        (1.2)        (0.5)
Other, net                                    0.2         (0.2)         0.1         (0.4)
                                            -----        -----        -----        -----
   Loss before income taxes                 (11.8)       (10.3)        (5.7)       (12.9)
Income tax benefit                             --           --           --         (3.2)
                                            -----        -----        -----        -----
   Net loss                                 (11.8)%      (10.3)%       (5.7)%       (9.7)%
                                            =====        =====        =====        =====

THREE MONTHS ENDED JUNE 30, 2003

NET SALES

Net sales improved 9% from the second quarter of 2002, which was the first quarter in which industry sales improved since the downturn that began in 2000. Slow but steady progress has been noted since the first quarter of last year and on a sequential basis, net sales are up approximately 3% from the first quarter of 2003. By business segment, net external sales and related units sold were as follows (dollars in millions):


                               Three Months Ended June 30,
                               -----------------------------
                                2003       2002     % Change
                                ----       ----     --------
Sales by segment:
   Manufacturing               $155.1     $121.7        27%
   Retail and Distribution       75.1      88.6        (15)
                               ------     ------
Total                          $230.2     $210.3         9%
                               ======     ======

New trailer units:
   Manufacturing                9,200     8,200         12%
   Retail and Distribution      1,000       900         11
                               ------     ------
Total                          10,200     9,100         12%
                               ======     ======

Used trailer  units             3,300     5,100        (35)%
                               ======     ======

The manufacturing segment's sales improvement was driven by demand for new trailers and an improved product mix. The second quarter of 2002 included approximately 2,200 units of lower priced containers compared to approximately 200 units in 2003.

The decrease in the retail and distribution segment's sales resulted primarily from the closing of seven underperforming or non-strategic locations during 2002. On an equivalent store basis, new trailer sales saw an increase from units, offset by product mix compared to 2002. Overall, sales of used trailers declined due to the lower inventory levels and trade-in volumes as the Company completed its wholesale liquidation initiative during the first half of 2002. Leasing revenues declined as a result of the August 2002 bankruptcy of a large customer and the Company's decision not to reinvest in this business.

GROSS PROFIT (LOSS)

Gross profit for the second quarter of 2003 included a $28.5 million asset impairment charge taken on certain of its rental and leasing and aftermarket parts assets. Excluding the impact of this charge, gross profit as a percent of sales was 10.3%. As discussed below, both of the Company's segments contributed as follows (in millions):


                                      Three Months Ended June 30,
                                    -----------------------------
                                     2003       2002     $ Change
                                     ----       ----     --------
Gross Profit (Loss) by segment:
   Manufacturing                    $17.7      $ 7.3      $10.4
   Retail and Distribution          (22.8)      (1.2)     (21.6)
   Eliminations                       0.3        0.1        0.2
                                    -----      -----      -----

Total Gross Profit (Loss)           $(4.8)     $ 6.2      $(11.0)
                                    =====      =====      =====

The manufacturing segment's gross profit increased due to higher volumes and improved product mix, coupled with realizing cost savings in both labor and materials as our continuous improvement initiatives yielded positive results.

The retail and distribution segment's gross profit for 2003 was negatively impacted by the $28.5 million asset impairment charge and $0.4 million in used trailer valuation charges. Additionally, the 2003 gross profit was affected by reduced sales in the trailer leasing, rental and finance businesses and the aftermarket parts distribution business. Gross profit for 2002 was negatively impacted by a $6.0 million loss contingency for a large customer that went into bankruptcy in August 2002 and $3.9 million in used trailer valuation charges.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $6.9 million to $7.9 million for the three months ended June 30, 2003, compared to $14.8 million for the same period in 2002. The 2003 quarter included $1.4 million in debt refinancing costs, offset by $1.0 million for the collection of tax receivables. The 2002 quarter included $4.1 million in bad debt expense mainly related to reserves taken in the finance and leasing businesses, $1.6 million in severance accruals and a $1.1 million write-down in the value of the Company's airplane that was sold in December 2002.

OTHER INCOME (EXPENSE)

Interest expense totaled $10.4 million for the quarter, an increase of $2.6 million from the prior year period. The increase reflects the accelerated amortization of deferred debt costs, offset in part by reduced average borrowings. The accelerated amortization coincides with March 2004 debt maturities under the April 2003 amended debt and capital lease agreements.

Trade receivables facility costs declined as the 2002 quarter included $1.5 million in facility restructuring costs.

Foreign exchange gains and losses, net were gains of $2.7 million for the three months ended June 30, 2003, compared to gains of $2.2 million for the same period in 2002. The gains reflect a strengthening of the Canadian dollar compared to the U.S. dollar.

Other, net for the second quarter of 2003 was a net expense of $0.5 million compared to a net income of $0.4 million for the same period in 2002. In 2003, other, net included a $1.3 million charge for the settlement of a legacy RoadRailer transaction, offset by $0.4 million in miscellaneous income and $0.4 million in gains on the sale of branch properties. In 2002, other, net included $0.9 million in miscellaneous income and $0.8 million in gains on the sale of branch properties, offset by $1.3 million in debt restructuring costs.

INCOME TAXES

The Company recorded no income tax benefit for the second quarter of 2003 due to uncertainties surrounding the realizability of benefits associated with net operating losses (NOL). Because of uncertainty related to the realizability of NOLs in excess of those utilized, a full valuation allowance is recorded against the related deferred tax assets at June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2003

NET SALES

Net sales improved 22% from 2002. The first quarter of 2002 is believed to have been the low point of the industry downturn that began in 2000. By business segment, net external sales and related units sold were as follows (dollars in millions):


                                 Six Months Ended June 30,
                               ----------------------------
                                2003       2002     % Change
                                ----       ----     --------
Sales by segment:
   Manufacturing               $299.6     $199.4      50%
   Retail and Distribution      153.1      172.8     (11)
                               ------     ------
Total                          $452.7     $372.2      22%
                               ======     ======
New trailer units:
   Manufacturing               17,700     12,700      39%
   Retail and Distribution      2,100      1,900      11
                               ------     ------
Total                          19,800     14,600      36%
                               ======     ======
Used trailer  units             6,800     10,200     (33)%
                               ======     ======

The manufacturing segment's sales improvement was driven by demand for new trailers and improved product mix. The 2002 sales included approximately 4,100 units of lower revenue dollar containers compared to approximately 200 units in 2003.

The decrease in the retail and distribution segment's sales results primarily from the closing of seven underperforming or non-strategic locations during 2002. On an equivalent store basis, new trailer sales were up 12% compared to 2002, primarily driven by increased units sold. Sales of used trailers declined due to lower inventory levels and trade-in volumes as the Company completed its wholesale liquidation initiative during the first half of 2002. Leasing revenues declined as a result of the August 2002 bankruptcy of a large customer and the Company's decision not to reinvest in this business.

GROSS PROFIT (LOSS)

Gross profit as a percent of sales was 10.2% for the first half of 2003 before the $28.5 million asset impairment charge, compared to 1.7% for the same period in 2002. The asset impairment charge was taken on certain of its rental and leasing and aftermarket parts assets. As discussed below, both of the Company's segments contributed as follows (in millions):

                                          Six Months Ended June 30,
                                    ----------------------------------
                                       2003         2002      $ Change
Gross Profit (Loss) by segment:
   Manufacturing                    $    33.9    $    (0.1)   $  34.0
   Retail and Distribution              (16.7)         5.8      (22.5)
   Eliminations                           0.3          0.6       (0.3)
                                    ---------    ---------    -------
Total Gross Profit                  $    17.5    $     6.3    $  11.2
                                    =========    =========    =======


The manufacturing segment's gross profit increased due to higher volumes and improved product mix, coupled with realizing cost savings driven by our continuous improvement initiatives.

The retail and distribution segment's gross profit for 2003 was negatively impacted by the $28.5 million asset impairment charge and $2.0 million in used trailer valuation charges. Additionally, the 2003 gross profit was affected by reduced sales in the trailer leasing, rental and finance businesses and the aftermarket parts distribution business. Gross profit for 2002 was negatively impacted by a $6.0 million loss contingency for a large customer that went into bankruptcy in August 2002 and $3.9 million in used trailer valuation charges.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $10.5 million to $18.4 million for 2003, compared to $28.9 million for the same period in 2002. The 2003 expense included $3.1 million in refinancing costs, offset by $1.0 million for the collection of tax receivables. The 2002 expense included $7.1 million in bad debt expense mainly related to reserves taken in the finance and leasing businesses, $1.6 million in severance accruals, and a $1.1 million write-down in the value of the Company's airplane that was sold in December 2002.

OTHER INCOME (EXPENSE)

Interest expense totaled $18.3 million for 2003, an increase of $4.8 million from the prior year period. The increase reflects the accelerated amortization of deferred debt costs to coincide with amended debt and capital lease agreements and higher interest rates resulting from the 2002 and 2003 debt restructurings, offset in part by reduced average borrowings.

Trade receivables facility costs declined as 2002 included $3.0 million in facility restructuring costs.

Foreign exchange gains and losses, net were gains of $5.6 million for 2003, compared to gains of $2.0 million for the same period in 2002. The gains reflect a strengthening of the Canadian dollar compared to the U.S. dollar.

Other, net for 2003 was a net expense of $0.4 million compared to a net income of $1.4 million for the same period in 2002. The 2003 period included a $1.3 million charge for the settlement of a legacy RoadRailer transaction, offset by $0.5 million in miscellaneous income and $0.4 million in gains on the sale of branch properties. The 2002 period included $1.9 million in miscellaneous income and $0.8 million in gains on the sale of branch properties, offset by $1.3 million in debt restructuring costs.

INCOME TAXES

The Company recorded no income tax benefit in 2003 due to uncertainties surrounding the realizability of benefits associated with NOLs. The 2002 benefit recorded represents an additional realizable Federal NOL carry-back claim filed and received under the provisions of the Job Creation and Worker Assistance Act of 2002, which revised the permitted carry-back period for NOLs generated during 2001 from two years to five years. Because of uncertainty related to the realizability of NOLs in excess of those utilized, a full valuation allowance is recorded against the related deferred tax assets at June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Operating activities consumed $25.0 million in cash during 2003 compared to providing $58.6 million during 2002. Operating activities for 2003 saw improvements in net loss adjusted for non-cash items offset by increased levels of accounts receivable resulting from higher sales. The 2002 period benefited from reduced new and used trailer inventories, the collection of tax refunds and accounts payable timing, offset by higher levels of receivables as sales increased.

Investing activities provided $7.5 million in cash during 2003 as the Company did not reinvest in its financing and leasing businesses.

Net cash used in financing activities of $11.6 million during 2003 was primarily due to scheduled debt and capital lease payments of $48.6 million, offset by net borrowings under the Company's trade receivable facility of $22.3 million and revolving credit facilities of $15.5 million to support operations.

SOURCES AND USES OF CAPITAL

As of June 30, 2003, the Company's liquidity position, defined as cash on hand and available borrowing capacity under existing credit agreements, amounted to approximately $50 million compared to approximately $78 million as of December 31, 2002. Debt and lease obligations, both on and off the balance sheet, amounted to approximately $355 million compared to $367 million as of December 31,

2002. The majority of these debt and lease obligations are due and payable in the first quarter of 2004. Based upon the Company's projections, it is unlikely that the Company will be able to repay these obligations from operations.

Debt Amendment

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

Additionally, the amendments contain a subjective acceleration clause related to material adverse changes. As of June 30, 2003, the Company's performance against the covenants was as follows (dollars in millions):

                                                             Actual
                                              Required      Attained
                                              --------      --------
Minimum EBITDA                                  $  5.0       $ 36.3
Minimum stockholders' equity                    $ 35.0       $ 97.5
Maximum debt to assets ratio                      0.95         0.75
Annual limitations on capital expenditures      $  4.0       $  3.5

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

Asset Divestitures

On July 22, 2003, the Company signed a definitive agreement to sell certain of the assets, at approximately book value, of its leasing and rental and aftermarket parts businesses for $55 million in cash due at closing. The transaction is expected to close in the third quarter of 2003 and is subject to buyer financing. Net proceeds from the sale will be used to repay a portion of its outstanding indebtedness.

The Company continues to pursue opportunities to divest other non-core assets in order to further reduce indebtedness.

Refinancing

On July 15, 2003, the Company announced the selection of Fleet Capital to lead and fully underwrite a new syndicated bank financing for the Company. Subsequently, the Company and Fleet Capital reached agreement on a three-year asset-based arrangement that will include a $175 million revolver and a $47.5 million term loan. The new financing, which is subject to final Wabash board approval and definitive documentation, will be used to replace existing indebtedness and is expected to substantially lower the Company's cost of debt. Closing on the transaction is expected to occur during September 2003.

On August 1, 2003, the Company completed the sale of $125 million of 3.25% five-year senior unsecured convertible notes convertible into shares of the Company's stock, subject to market and other conditions. The Company used the net proceeds to repay a portion of its outstanding indebtedness. The notes have a conversion price of $19.20 or a rate of 52.0833 shares per $1,000 principal amount of note. The notes bear interest at 3.25% per annum payable semi-annually on February 1 and August 1.

Successfully refinancing existing debt through the notes offering and bank financing will result in charges of approximately $24 million, including prepayment penalties of approximately $20 million and a non-cash charge of approximately $4 million for the write-off of previously deferred debt costs, all of which will be recognized when the financing is completed.

The culmination of these two new financing arrangements, along with finalizing the sale of certain of the assets of the Company's leasing and rental and aftermarket parts businesses, will result in the Company repaying and/or refinancing substantially all of its existing indebtedness as of June 30, 2003. The Company believes that the new arrangements will provide the Company with the resources and flexibility to fund its operations, as well as reduce its cost of capital by more than half.

EBITDA

The Company uses EBITDA and Adjusted EBITDA, income (loss) before income taxes, interest expense, depreciation and amortization; and specific identified charges in the case of adjusted EBITDA, as an internal measure of performance, and believes it is a useful and commonly used measure of financial performance in addition to income (loss) before income taxes and other profitability measures of performance under GAAP. EBITDA should not be construed as an alternative to operating income and income (loss) before taxes as an indicator of the Company's operation in accordance with GAAP. The Company's definition of EBITDA can differ from that of other companies.

The following table reconciles net loss, the most comparable measure under GAAP, to EBITDA and Adjusted EBITDA for the periods indicated (in millions).




                                          Three Months                   Six Months
                                          Ended June 30,               Ended June 30,
                                    ----------------------        -----------------------
                                       2003           2002           2003           2002
                                       ----           ----           ----           ----
EBITDA reconciliation:
Net loss                            $ (27.3)       $ (21.7)       $ (25.8)       $ (36.3)
Income tax benefit                       --             --             --          (11.9)
Interest expense                       10.4            7.8           18.3           13.5
Depreciation and amortization           6.6            7.6           13.3           15.0
                                    -------        -------        -------        -------
EBITDA                                (10.3)          (6.3)           5.8          (19.7)
Loss on asset impairment               28.5             --           28.5             --
                                    -------        -------        -------        -------
Adjusted EBITDA                     $  18.2        $  (6.3)       $  34.3        $ (19.7)
                                    =======        =======        =======        =======


As noted above, the Company is required to maintain a minimum level of EBITDA to be in compliance with a covenant contained in its loan agreements. EBITDA for this purpose is defined as income from operations before depreciation and amortization and eligible charges. The following table reconciles income from operations, the most comparable measure under GAAP to EBITDA for the periods indicated (in millions):


                                               Three Months                   Six Months
                                               Ended June 30,                Ended June 30,
                                          -----------------------       -----------------------
                                            2003           2002           2003           2002
                                            ----           ----           ----           ----
   Loss from operations                   $ (18.7)       $ (14.6)       $ (12.1)       $ (34.4)
   Add (subtract):
      Depreciation and amortization           6.6            7.6           13.3           15.0
      Eligible charges                       29.8           20.2           35.1           28.7
                                          -------        -------        -------        -------
   EBITDA                                 $  17.7        $  13.2        $  36.3        $   9.3
                                          =======        =======        =======        =======

BRANCH NETWORK REORGANIZATION

In July 2003, the Company began the process of closing ten retail branch locations and its Lafayette Modification Center. The majority of the branch closings are for sales only locations throughout the US and Canada. Going forward, the Company will have 21 full service and four retail only branches. The Company expects to reduce branch headcount by 20% and realize annualized cost savings of approximately $5 million. The Company will record a charge in the third quarter of approximately $2 million in connection with the closings. The majority of the closures will be completed by the end of the third quarter. The Company expects to use the proceeds from real estate sales to pay down indebtedness.

EQUIPMENT OFF BALANCE SHEET AND RELATED CUSTOMER CREDIT RISK

The Company subleased certain highly specialized RoadRailer(R) equipment to two customers, Amtrak and Grapo Transportation Maritima Mexicana SA (TMM), who are experiencing financial difficulties. Due to the nature of the equipment, recovery value is considered to be minimal. As of June 30, 2003, the unamortized lease value related to the Amtrak equipment is approximately $4.5 million; additionally, the Company has approximately $10.0 million and $5.8 million with Amtrak and TMM, respectively, of finance contracts recorded on the condensed consolidated balance sheet. Both customers' obligations to the Company are current and as a result no provision for losses has been recorded.

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

      d. Asset Impairment including Long-Lived Assets, Goodwill and Other Intangible Assets

Long-lived assets are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever facts and circumstances indicate that the carrying amount may not be recoverable. Specifically, this process involves comparing an asset's carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life. If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations. Fair value is determined based upon discounted cash flows or appraisals, as appropriate.

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

      f.    Income Taxes

The Company currently has a full valuation allowance equal to its net deferred tax assets based upon the realizability of those values. The level of the Company's net operating losses over the past three years, industry economic conditions and the financial struggles of the Company have all affected the assessment of the Company's ability to realize the assets in the future. As of June 30, 2003, the Company has approximately $150 million in NOLs. The Company believes that its estimates for the valuation allowance reserved against deferred tax assets are appropriate based on current facts and circumstances.

BACKLOG

The Company's backlog of orders was approximately $226 million and $208 million at June 30, 2003 and December 31, 2002, respectively. Orders that comprise the backlog may be subject to changes in quantities, delivery, specifications and terms. Orders that have been confirmed by the customer in writing and can be produced and/or shipped during the next 18 months are included in backlog. The Company expects to fill a majority of its existing backlog of orders within the next twelve months.

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

      B.    INTEREST RATES

As of June 30, 2003, the Company had approximately $144 million of floating rate debt outstanding under its various financing agreements. A hypothetical 100 basis-point increase in the floating interest rate from the current level would correspond to approximately a $1.4 million increase in interest expense over a one-year period. This sensitivity analysis does not account for the change in the Company's competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

      C.    FOREIGN EXCHANGE RATES

The Company is subject to fluctuations in the Canadian dollar exchange rate and that impact on intercompany transactions between the Company and its Canadian subsidiary, as well as U.S. denominated transactions between the Canadian subsidiaries and unrelated parties. Since acquiring its Canadian subsidiary, the Company has not undertaken any activities, such as hedging activities, to mitigate this exposure. A five cent change in the Canadian exchange rate would result in an approximately $1.3 million impact on results of operations. As of June 30, 2003, the Company had no foreign currency contracts outstanding. In July 2003, the Company purchased $3.6 million in Canadian dollar foreign currency forward contracts covering the second half of 2003 in an effort to mitigate potential Canadian currency fluctuation impact on working capital requirements. The contracts will be marked-to-market and not subject to hedging accounting. The Company does not hold or issue derivative financial instruments for speculative purposes.

      ITEM  4. CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Company have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as required by paragraph(b) of Rules 13a-15 and 15d-15 under the Exchange Act), and have concluded that as of the end of the period covered by this report the disclosure controls and procedures were effective at meeting their objectives.

There was no change in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph(d) of Rules 13a-15 and 15d-15 under the Exchange Act during the Company's last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Concerning material changes in legal proceedings from the items disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, on September 17, 2001 the Company commenced an action against PPG Industries, Inc. ("PPG") in the United States District Court, Northern District of Indiana, Hammond Division at Lafayette, Indiana, Civil Action No. 4:01 CV 55. In the lawsuit, the Company alleged that it sustained substantial damages stemming from the failure of the PPG electrocoating system (the "E-coat system") and related products that PPG provided for the Company's Huntsville, Tennessee plant. The Company alleged that PPG was responsible for defects in the design of the E-coat system and defects in PPG products that have resulted in malfunctions of the E-coat system and poor quality coatings on numerous trailers.

PPG filed a Counterclaim seeking damages in excess of approximately $1.35 million based upon certain provisions of the Investment Agreement between it and the Company. The Company filed a Reply to the Counterclaim denying liability for the claims asserted. The Company subsequently amended its complaint to include two additional defendants, U.S. Filter and Wheelabrator Abrasives Inc., who designed, manufactured, or provided equipment for the E-coat system.

The litigation has concluded. The parties to the litigation resolved the matter by agreement. The resolution of the lawsuit did not have a material impact on the Company's financial position, liquidity or future results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)   Not Applicable

(b) The Company is in arrears with respect to payment of dividends on the following classes of preferred stock as of June 30, 2003:

      Series B 6% Cumulative Convertible Exchangeable Preferred Stock -
      $1,364,000

      Our current debt agreements have restrictive covenants that prohibit us from paying dividends on our common and preferred stock. Upon nonpayment of required dividends to holders of our Series B Preferred Stock for six financial quarters, the number of directors on our Board of Directors will automatically be increased by two directors. The holders of Series B Preferred Stock, voting as a single class, would then be entitled to fill the newly created directorships. The right to vote as a single class to elect two directors continues until all dividends in default are paid in full. As a result of dividend restrictions under our debt agreements, we have not paid any dividends on our Series B Preferred Stock for five quarters. Accordingly, if we do not resume the payment of dividends in the third quarter of 2003, the holders of our Series B Preferred Stock will have the right to elect two directors to serve on our Board of Directors. We expect that our new credit facilities will permit the payment of preferred stock dividends in the third quarter.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of security-holders on June 2, 2003, at which time the following nominees were elected to the Board of Directors:

                                        WITHHOLD AUTHORITY
  NOMINEES                  FOR             TO VOTE
  --------                  ---             -------
David C. Burdakin        23,411,301         122,105
William P. Greubel       23,420,221         113,185
John T. Hackett          23,403,380         130,026
Martin C. Jischke        23,406,373         127,033
Ludvik F. Koci           16,570,940       6,962,466

ITEM 5.           OTHER INFORMATION

                                  RISK FACTORS

     You should carefully consider the risks described below in addition to other information contained in this report and our other SEC filings. Realization of any of the following risks could have a material adverse effect on our business, financial condition, cash lows and results of operations.


RISKS RELATED TO OUR SUBSTANTIAL INDEBTEDNESS

  WE HAVE LIMITED CAPITAL RESOURCES; IF WE DO NOT COMPLETE OUR REFINANCING PLAN, WE MAY BE UNABLE TO SATISFY OUR DEBT OBLIGATIONS AND MEET OUR OPERATING REQUIREMENTS.

     Our ability to access the capital markets is dependent on perceived current and future business prospects, as well as our current financial condition. We have experienced liquidity problems in the past and were in technical violation of certain of our financial covenants under our debt agreements on February 28, 2003 for the reporting period ended January 31, 2003. We received a waiver of the violations from our lenders and subsequently amended certain of our debt agreements in April 2003. These amendments modified debt maturities and principal payment schedules; increased the cost of funds; and added financial covenants and a subjective acceleration clause, which provides for an event of default upon the occurrence of a material adverse change, as defined in the agreements. The amendments also contained provisions requiring us to have a commitment letter prior to January 31, 2004 to refinance, amend or restructure our debt and capital lease obligations in order to avoid an event of default.

     Additionally, $201.3 million of debt and capital lease obligations are scheduled to be due and payable during the first quarter of 2004. Based upon our forecasted operating results for 2003, it is unlikely that we will be able to repay all of the debt and capital lease obligations due in 2004 from operations. If we are unable to comply with the terms of our amendment debt agreements or refinance existing obligations, we could be forced to further modify our operations or we may be unable to continue as a going concern, as our lenders could foreclose on our assets. The ability to continue as a going concern is also dependent on our ability to manage our business to meet our lenders' financial requirements. As a result, we have limited availability and access to capital to fund future operations and expansions, which cold adversely affect our continuing operations.

     The recent sale of our unsecured 3.25% Convertible Senior Notes due 2008 was part of a plan to strengthen our balance sheet by refinancing our outstanding debt and capital lease obligations. Additional elements of that plan include a proposed new bank facility led by Fleet Bank and sale of our leasing and aftermarket parts businesses. We may not be able to complete our refinancing plan in the manner we expect, or at all. Our ability to complete the refinancing plan in such manner or on other acceptable terms is subject to market conditions and various other factors, many of which are beyond our control.

  OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     We are highly leveraged and have substantial debt in relation to our shareholders' equity. As of June 30, 2003, we had an aggregate of $337 million of outstanding indebtedness. Although our recent offering of our unsecured 3.25% Convertible Senior Notes due 2008 and the proposed debt refinancing are intended to strengthen our balance sheet, we will continue to be highly leveraged following the completion of these transactions.

     Our high level of debt could have important consequences to our investors, including:

     o we may not be able to secure additional funds for working capital, capital expenditures, debt service requirements or general corporate purposes;

     o we will need to use a substantial portion of our cash flow from operations to pay principal of and interest on our debt, which will reduce the amount of funds available to us for other purposes;

     o we may be more highly leveraged than our competitors, which could put us at a competitive disadvantage; and

     o we may not be able to adjust rapidly to changing market conditions, which may make us more vulnerable in the event of a downturn in general economic conditions of our business.

  WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH TO SERVICE OUR DEBT, AND OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

     To service our indebtedness, we will need to generate a significant amount of cash. Our ability to generate cash is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. If the cash flow from our operating activities is insufficient, we may take actions, such as attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner, or at all. The failure to generate sufficient funds to pay our debts or to successfully undertake any of these actions could, among other things, have an adverse effect on our financial condition.


  RESTRICTIVE COVENANTS IN OUR DEBT INSTRUMENTS COULD LIMIT OUR FINANCIAL AND OPERATING FLEXIBILITY AND SUBJECT US TO OTHER RISKS.

     The agreements governing our indebtedness include certain covenants that restrict, among other things, our ability to:

     o  incur additional debt;

     o  pay dividends on our equity or repurchase our equity;

     o  make certain investments;

     o  create certain liens; and

     o  consolidate, merge or transfer all or substantially all of our assets.

     We anticipate that the debt agreements we enter into in connection with the proposed refinancing will contain similar but less restrictive prohibitions. Our ability to continue to comply with such agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. In addition, upon the occurrence of an event of default under our debt agreements, the lenders could elect to declare all amounts outstanding under our debt agreements, together with accrued interest, to be immediately due and payable. We refer you to Note 5 of our Notes to Condensed Consolidated Financial Statements for a more detailed discussion of our debt and certain financial ratios we must satisfy under our existing debt agreements.

  THE INABILITY TO COMPLETE THE SALE OF CERTAIN ASSETS OF OUR AFTERMARKET PARTS BUSINESS AND RENTAL AND LEASING BUSINESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     On July 22, 2003, we announced a definitive agreement to sell certain assets of our aftermarket parts business and rental and leasing business for cash proceeds of $55 million at closing, subject to adjustment. We anticipate that the sale will close in the third quarter of 2003. The closing of the sale is subject to the satisfaction of various conditions, including the buyer obtaining financing and other conditions, which are beyond our control. We cannot assure you that we will be able to complete the sale on the terms currently contemplated, or at all.

RISKS RELATED TO OUR BUSINESS, STRATEGY AND OPERATIONS

  AN ADVERSE CHANGE IN OUR CUSTOMER RELATIONSHIPS OR IN THE FINANCIAL CONDITION OF OUR CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS.

     We have corporate partnering relationships with a number of customers where we supply the requirements of these customers. Our success is dependent, to a significant extent, upon the continued strength of these relationships and the growth of our corporate partners. We often are unable to predict the level of demand for our products from these partners, or the timing of their orders. In addition, the same economic conditions that adversely affect us also often adversely our customers. As some of our customers are highly leveraged and have limited access to capital, their continued existence may be uncertain. One of our customers located in Mexico is experiencing financial difficulties. Although this customer is current in its payment obligation to us, the customer owes us $6 million secured by highly specialized RoadRailer(R) equipment, which due to the nature of the equipment, has a minimal recovery value. In addition, we have subleased certain highly specialized RoadRailer(R) equipment to Amtrak, which is experiencing financial difficulties. Due to the highly specialized nature of this equipment, the recovery value of the equipment is considered to be minimal. The unamortized lease value of this arrangement with Amtrak was approximately $4.5 million as of June 30, 2003. In addition, we have approximately $10.0 million in finance contracts related to Amtrak recorded on our balance sheet. The loss of significant customer or unexpected delays in product purchases could adversely affect our business and results of operations.


  OUR TECHNOLOGY AND PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE, WHICH COULD ADVERSELY AFFECT OUR COMPETITIVE POSITION.

     We continue to introduce new products such as the DuraPlate(R) HD, and the Freight-Pro(R) trailer. We cannot assure you that these or other new products or technologies will achieve sustained market acceptance. In addition, new technologies or products that our competitors introduce may render our products obsolete or uncompetitive. We have taken steps to protect our proprietary rights in our new products. However, the steps we have taken to protect them may not be sufficient or may not be enforced by a court of law. If we are unable to protect our proprietary rights, other parties may attempt to copy or otherwise obtain or use our products or technology. If competitors are able to use our technology, our ability to compete effectively could be harmed.


  WE HAVE A LIMITED NUMBER OF SUPPLIERS OF RAW MATERIALS; AN INCREASE IN THE PRICE OF RAW MATERIALS OR THE INABILITY TO OBTAIN RAW MATERIALS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     We currently rely on a limited number of suppliers for certain key components in the manufacturing of truck trailers. The loss of our suppliers or their inability to meet our price, quality, quantity and delivery requirements could have a significant impact on our results of operations.

  DISRUPTION OF OUR MANUFACTURING OPERATIONS OR MANAGEMENT INFORMATION SYSTEMS WOULD HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We manufacture our products at two facilities in Lafayette, Indiana, with our primary manufacturing facility accounting for approximately 85% of our manufacturing output. An unexpected disruption in our production at either of these facilities or in our management information systems for any length of time would have an adverse effect on our business, financial condition and results of operations.


  THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     Many of our executive officers are critical to the management and direction of our business. Our future success depends, in large part, on our ability to retain these officers and other capable management personnel. The unexpected loss of the services of any of our key personnel could have an adverse effect on the operation of our business, as we may be unable to find suitable management to replace departing executives on a timely basis.

  THE INABILITY TO REALIZE ADDITIONAL COSTS SAVINGS COULD WEAKEN OUR COMPETITIVE POSITION.

     If we are unable to continue to successfully implement our program of cost reduction and continuous improvement, we may not realize additional anticipated cost savings, which could weaken our competitive position.


  WE ARE SUBJECT TO CURRENCY EXCHANGE RATE FLUCTUATIONS, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

     We are subject to currency exchange rate risk related to sales through our factory-owned retail distribution centers in Canada. We currently hedge approximately 70% of our estimated Canadian cash flow. For the six month period ended June 30, 2003, currency exchange rate fluctuations had a favorable impact of $5.6 million on our results of operations. However, we cannot assure you that we will continue to experience such benefits or that currency exchange rate fluctuations will not have an adverse affect on our results of operations.


  OUR COMMON STOCK HAS EXPERIENCED, AND MAY CONTINUE TO EXPERIENCE, PRICE VOLATILITY AND A LOW TRADING VOLUME.

     The trading price of our common stock has been and may continue to be subject to large fluctuations and, therefore, the trading price of the notes may fluctuate significantly, which may result in losses to investors. Our stock price may increase or decrease in response to a number of events and factors, including:

     o  trends in our industry and the markets in which we operate;

     o  changes in the market price of the products we sell;

     o the introduction of new technologies or products by us or our competitors;

     o changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

     o operating results that vary from the expectations of securities analysts and investors;

     o announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, financings or capital commitments;

     o  changes in laws and regulations; and

     o  general economic and competitive conditions.

     This volatility may adversely affect the prices of our common stock and our unsecured 3.25% Convertible Senior Notes due 2008 regardless of our operating performance. In addition, our common stock has experienced low trading volume in the past.

RISKS PARTICULAR TO THE INDUSTRIES IN WHICH WE OPERATE

  OUR BUSINESS IS HIGHLY CYCLICAL, WHICH COULD ADVERSELY AFFECT OUR SALES AND RESULTS OF OPERATIONS.

     The truck trailer manufacturing industry historically has been and is expected to continue to be cyclical, as well as affected by overall economic conditions. New trailer production for the trailer industry as a whole decreased to 139,658 in 2002 as compared to 140,084 units in 2001, 270,817 units in 2000 and 305,869 units in 1999. According to ACT, the current forecast for industry shipments in 2003 is approximately 182,000 units. Customers historically have replaced trailers in cycles that run from five to twelve years, depending on service and trailer type. Poor economic conditions can adversely affect demand for new trailers and in the past have led to an overall aging of trailer fleets beyond this typical replacement cycle. Our business is likely to continue to be adversely affected unless economic conditions improve. We cannot assure you that the industry will achieve the forecasted sales for 2003 or that our unit sales in the future will return to the levels experienced in the late 1990s and 2000.


  SIGNIFICANT COMPETITION IN THE INDUSTRIES IN WHICH WE OPERATE MAY RESULT IN OUR COMPETITORS OFFERING NEW OR BETTER PRODUCTS AND SERVICES OR LOWER PRICES, WHICH COULD RESULT IN A LOSS OF CUSTOMERS AND A DECREASE IN OUR REVENUES.

     The truck trailer manufacturing industry is highly competitive. We compete with other manufacturers of varying sizes, some of which may have greater financial resources than we do. Barriers to entry in the standard truck trailer manufacturing industry are low. As a result, it is possible that additional competitors could enter the market at any time. In addition, we believe that the manufacturing over-capacity and high leverage of some of our competitors, along with the recent bankruptcies and financial stresses that have affected the industry, have contributed to significant pricing pressures.

     If we are unable to compete successfully with other trailer manufacturers, we could lose customers and our revenues may decline. In addition, competitive pressures in the industry may affect the market prices of our new and used equipment, which, in turn, may adversely affect our sales margins and results of operations.


  WE ARE SUBJECT TO EXTENSIVE GOVERNMENTAL LAWS AND REGULATIONS, AND OUR COSTS RELATED TO COMPLIANCE WITH, OR OUR FAILURE TO COMPLY WITH, EXISTING OR FUTURE LAWS AND REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

     The length, height, width, maximum weight capacity and other specifications of truck trailers are regulated by individual states. The Federal government also regulates certain safety features incorporated in the design of truck trailers. Changes or anticipation of changes in these regulations can have a material impact on our financial results, as our customers may defer customer purchasing decisions and we may have to reengineer products. In addition, we are subject to various environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials, discharge or stormwater and underground fuel storage tanks and may be subject to liability associated with operations of prior owners of acquired property. If we are found to be in violation of applicable laws or regulations, it could have an adverse effect on our business, financial condition and results of operations. Our costs of complying with these or any other current or future environmental regulations may be significant. In addition, if we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions. See "Legal Proceedings" for a discussion of the ongoing federal investigation related to our former facility in Huntsville, Tennessee.


  A DECLINE IN THE VALUE OF USED TRAILERS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     General economic and industry conditions, as well as the supply of used trailers, influences the value of used trailers. As part of our normal business practices, we maintain used trailer inventories and equipment held for lease, and have entered into finance contracts secured by used trailers, as well as residual guarantees and purchase commitments for used trailers. Declines in the market value for used trailers or the need to dispose of excess inventories has had, and could in the future have, an adverse effect on our business, financial condition and results of operations.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits filed as part of the report are listed below:

      10.01 Second Amendment to Executive Employment Agreement dated June 2, 2003 between the Company and William P. Greubel

      31.01       Certification of Principal Executive Officer

      31.02       Certification of Principal Financial Officer

      32.01 Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b)   Reports on Form 8-K:

      1. Form 8-K furnished May 14, 2003 reporting under Item 9: Regulation FD Disclosure.

      2. Form 8-K furnished May 19, 2003 reporting under Item 9: Regulation FD Disclosure.

      3. Form 8-K furnished June 2, 2003 reporting under Item 9: Regulation FD Disclosure.

      4. Form 8-K furnished July 23, 2003 reporting under Item 9: Regulation FD Disclosure.

      5. Form 8-K furnished July 24, 2003 reporting under Item 9: Regulation FD Disclosure.

      6. Form 8-K furnished July 24, 2003 reporting under Item 9: Regulation FD Disclosure.

      7. Form 8-K furnished July 24, 2003 reporting under Item 9: Regulation FD Disclosure.

      8. Form 8-K furnished July 29, 2003 reporting under Item 5: Other Events and Required FD Disclosure and Item 7: Financial Statements, Pro Forma Financial Information and Exhibits.

      9. Form 8-K furnished July 31, 2003 reporting under Item 5: Other Events and Required FD Disclosure and Item 7: Financial Statements, Pro Forma Financial Information and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WABASH NATIONAL CORPORATION

      Date:  August 14, 2003      By:      /s/ Mark R. Holden
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