Form 10-Q
period 2003-09-30
WABASH NATIONAL CORP /DE
filed 2003-11-05
CIK 879526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          [X]           THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003
                                       OR
                 TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
          [ ]           THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM------------ TO----------
                         COMMISSION FILE NUMBER: 1-10883

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

                                 YES [X] NO [ ]

The number of shares of common stock outstanding at October 29, 2003 was 25,840,489.

                           WABASH NATIONAL CORPORATION

                                      INDEX

                                    FORM 10-Q

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
         September 30, 2003 and December 31, 2002                            3

         Condensed Consolidated Statements of Operations
         for the Three and Nine Months Ended September 30, 2003 and 2002     4

         Condensed Consolidated Statements of Cash Flows
         for the Nine Months Ended September 30, 2003 and 2002               5

         Notes to Condensed Consolidated Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         24

Item 4.  Controls and Procedures                                            25

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  26

Item 2.  Changes in Securities and Use of Proceeds                          26

Item 3.  Defaults upon Senior Securities                                    26

Item 4.  Submission of Matters to a Vote of Security Holders                26

Item 5.  Other Information                                                  26

Item 6.  Exhibits and Reports on Form 8-K                                   31

         Signatures                                                         31

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                     September 30,  December 31,
                                                                         2003          2002
                                                                     -------------  ------------
                                                                      (Unaudited)
                             ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                         $   2,577      $  35,659
     Accounts receivable, net                                             79,526         34,396
     Current portion of finance contracts                                  7,108          9,528
     Inventories                                                         113,698        134,872
     Prepaid expenses and other                                           13,716         18,299
                                                                       ---------      ---------
        Total current assets                                             216,625        232,754

PROPERTY, PLANT AND EQUIPMENT, net                                       131,154        145,703

EQUIPMENT LEASED TO OTHERS, net                                           24,784        100,837

FINANCE CONTRACTS, net of current portion                                 14,962         22,488

GOODWILL, net                                                             35,378         34,652

OTHER ASSETS                                                              25,074         29,135
                                                                       ---------      ---------
                                                                       $ 447,977      $ 565,569
                                                                       =========      =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                              $  13,475      $  42,961
     Current maturities of capital lease obligations                       1,790         12,860
     Accounts payable                                                     66,109         60,457
     Other accrued liabilities                                            63,492         61,424
                                                                       ---------      ---------
       Total current liabilities                                         144,866        177,702

LONG-TERM DEBT, net of current maturities                                261,769        239,043

LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current maturities                 -         51,993

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES                            21,383         22,847

STOCKHOLDERS' EQUITY:
     Preferred stock, 352,000 shares issued and outstanding with an
        aggregate liquidation value of $17,600                                 3              3
     Common stock, $0.01 par value, 25,834,530 and 25,647,060
        shares issued and outstanding, respectively                          259            257
     Additional paid-in capital                                          239,497        237,489
     Retained deficit                                                   (218,493)      (162,222)
     Accumulated other comprehensive loss                                    (28)          (264)
     Treasury stock at cost, 59,600 common shares                         (1,279)        (1,279)
                                                                       ---------      ---------
         Total stockholders' equity                                       19,959         73,984
                                                                       ---------      ---------
                                                                       $ 447,977      $ 565,569
                                                                       =========      =========

            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                  Three Months             Nine Months
                                               Ended September 30,     Ended September 30,
                                              ---------------------   ----------------------
                                                 2003        2002       2003        2002
                                              ----------  ----------  ----------  ----------
NET SALES                                     $ 215,450   $ 241,474   $ 668,189   $ 613,677

COST OF SALES                                   199,545     219,743     606,254     585,680

LOSS ON ASSET IMPAIRMENT                              -           -      28,500           -
                                              ---------   ---------   ---------   ---------

     Gross profit                                15,905      21,731      33,435      27,997

GENERAL AND ADMINISTRATIVE EXPENSES              10,598      12,137      29,031      41,035

SELLING EXPENSES                                  4,714       5,774      15,954      17,553

RESTRUCTURING CHARGE                                  -       1,717           -       1,717
                                              ---------   ---------   ---------   ---------

     Income (loss) from operations                  593       2,103     (11,550)    (32,308)

OTHER INCOME (EXPENSE):
     Interest expense                            (8,349)     (8,523)    (26,608)    (22,012)
     Trade receivables facility costs              (397)       (237)     (1,022)     (3,870)
     Foreign exchange gains and losses, net        (271)     (1,825)      5,318         133
     Loss on debt extinguishment                (18,940)          -     (18,940)     (1,314)
     Other, net                                  (2,277)        163      (2,677)      2,839
                                              ---------   ---------   ---------   ---------

     Loss before income taxes                   (29,641)     (8,319)    (55,479)    (56,532)

INCOME TAX BENEFIT                                    -           -           -     (11,947)
                                              ---------   ---------   ---------   ---------

     Net loss                                   (29,641)     (8,319)    (55,479)    (44,585)

PREFERRED STOCK DIVIDENDS                           264         409         792       1,295
                                              ---------   ---------   ---------   ---------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS    $ (29,905)  $  (8,728)  $ (56,271)  $ (45,880)
                                              =========   =========   =========   =========

BASIC AND DILUTED NET LOSS PER SHARE          $   (1.16)  $   (0.37)  $   (2.19)  $   (1.98)
                                              =========   =========   =========   =========

COMPREHENSIVE LOSS
     Net loss                                   (29,641)  $  (8,319)  $ (55,479)  $ (44,585)
     Foreign currency translation adjustment       (208)       (135)        236          31
                                              ---------   ---------   ---------   ---------
NET COMPREHENSIVE LOSS                        $ (29,849)  $  (8,454)  $ (55,243)  $ (44,554)
                                              =========   =========   =========   =========

            See Notes to Condensed Consolidated Financial Statements.

                  WABASH NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                       Nine Months Ended September 30,
                                                                                       -------------------------------
                                                                                          2003                 2002
                                                                                       ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                        $ (55,479)           $ (44,585)
       Adjustments to reconcile net cash provided by (used in) operating activities:
          Depreciation and amortization                                                   19,115               21,697
          Net (gain) loss on the sale of assets                                              652               (1,133)
          Provision for losses on accounts receivable and finance contracts                1,011                8,915
          Cash used for restructuring activities                                            (229)                (973)
          Restructuring charge                                                                 -                1,717
          Trailer valuation charges                                                        2,261                7,051
          Loss contingencies                                                                   -                6,000
          Loss on debt extinguishment                                                     18,940                1,314
          Loss on asset impairment                                                        28,500                    -
          Change in operating assets and liabilities:
             Accounts receivable                                                         (53,771)             (51,517)
             Inventories                                                                  22,732               54,065
             Refundable income taxes                                                         921               24,426
             Prepaid expenses and other                                                    4,328                  858
             Accounts payable and accrued liabilities                                      7,630               31,008
             Other, net                                                                    1,526                3,227
                                                                                       ---------            ---------
                Net cash provided by (used in) operating activities                       (1,863)              62,070
                                                                                       ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                               (3,747)              (2,701)
       Proceeds from asset sales                                                          53,479                    -
       Additions to equipment leased to others                                                 -               (9,030)
       Additions to finance contracts                                                          -               (7,718)
       Proceeds from sale of leased equipment and finance contracts                        5,305                5,181
       Principal payments received on finance contracts                                    5,969                9,652
       Proceeds from the sale of property, plant and equipment                             1,762                5,261
                                                                                       ---------            ---------
                Net cash provided by investing activities                                 62,768                  645
                                                                                       ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of bank term loan and revolving credit facility         135,309               80,402
          Proceeds from issuance of convertible senior notes                             125,000                    -
          Proceeds from exercise of stock options                                          1,687                  213
          Borrowings under trade receivables and revolving credit facilities             109,618               43,998
          Payments under trade receivables and revolving credit facilities              (109,618)            (130,691)
          Payments under long-term debt and capital lease obligations                   (344,322)             (50,150)
          Preferred stock dividends paid                                                  (1,584)                (443)
          Debt issuance costs paid                                                       (10,077)              (3,805)
                                                                                       ---------            ---------
                Net cash used in financing activities                                    (93,987)             (60,476)
                                                                                       ---------            ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (33,082)               2,239
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          35,659               11,135
                                                                                       ---------            ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $   2,577            $  13,374
                                                                                       =========            =========

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
       Interest                                                                        $  20,174            $  20,029
       Income taxes refunded, net                                                      $    (789)           $ (24,642)

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

During the quarter, the Company completed its review of the Retail and Distribution businesses operating structure. As a result of this review, the Company closed 12 of its locations, including two in Canada and re-evaluated its retail strategy. This evaluation led management to change its intent related to the intercompany receivable due from Canada. Management's intent is to not seek repayment of approximately $30 million CDN of this amount and to designate it as a permanent investment in the Canadian operations. Beginning in the third quarter of 2003, foreign currency translation gains and losses associated with the permanent investment will be charged to accumulated other comprehensive loss on the condensed consolidated balance sheet.

Certain items previously reported in specific condensed consolidated financial statement captions have been reclassified to conform to the 2003 presentation.

2.       INVENTORIES

Inventories consisted of the following (in thousands):

                             September 30,  December 31,
                                 2003           2002
                             -------------  ------------
Raw material and components    $  26,607      $ 27,646
Work in process                   10,864        14,447
Finished goods                    55,281        55,523
After-market parts                 5,480        15,054
Used trailers                     15,466        22,202
                               ---------      --------
                               $ 113,698      $134,872
                               =========      ========

3.       NEW ACCOUNTING PRONOUNCEMENTS

Variable Interest Entities

In 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 defines a variable interest entity (VIE) as a corporation, partnership, trust or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The Company has evaluated its financial arrangements that had potential FIN 46 impact and determined that none of these arrangements are with a VIE and that the adoption will have no impact on its consolidated results of operations, financial position or liquidity.

Derivatives

In April 2003, the FASB issued Statement of Financial Accounting (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring contracts with similar characteristics to be accounted for comparably. The adoption of SFAS No. 149, effective for contracts entered into or modified after June 30, 2003, did not have a material effect on financial position, results of operations, or cash flow.

4.       RESTRUCTURING AND OTHER RELATED CHARGES

Charges totaling $48.2 million ($46.6 million in 2000, $1.4 million in 2001 and $0.2 million in 2002) were recorded in connection with the Company's exit from manufacturing product for export outside the North American market, international leasing and financing activities, and the consolidation of certain domestic operations. To date, $40.1 million has been utilized. The remaining balance at September 30, 2003 relates to the following (in thousands):

Equipment Guarantees   $ 6,156
Financial Guarantees     1,194
Other Charges              757
                       -------
                       $ 8,107
                       =======

In October 2003, the Company was required to satisfy $3.1 million of equipment guarantees. The Company anticipates substantially completing all activities related to this restructuring plan by the end of 2004.

5.       DEBT AND CAPITAL LEASE OBLIGATIONS

Debt Refinancing

On August 1, 2003, the Company completed the sale of $125 million of 3.25% five-year senior unsecured convertible notes (Convertible Notes) convertible into shares of the Company's stock, subject to market and other conditions. The Company used the net proceeds to repay a portion of its outstanding indebtedness. The notes have a conversion price of $19.20 or a rate of 52.0833 shares per $1,000 principal amount of note. The notes bear interest at 3.25% per annum payable semi-annually on February 1 and August 1. Costs associated with the transaction amounted to approximately $4.2 million and will be amortized over the term of the notes.

On September 23, 2003, the Company entered into a $222.1 million three-year asset-based loan (ABL Facility) that includes a $47.1 million term loan and a $175 million revolver. The new financing replaced the existing Trade Receivables Facility, Bank and Senior Series Notes and is expected to substantially lower the Company's cost of debt.

The term loan is secured by the Company's property, plant and equipment. The revolver is secured by inventory and accounts receivable and the amount available to borrow varies in relation to the balances of those accounts.

 Interest on the term loan is variable, based on the London Interbank Offer Rate (LIBOR) plus 300 basis points, decreasing to 275 basis points after six months, or the banks alternative rate as defined in the agreement. Interest on the revolver is at LIBOR plus 275 basis points, decreasing to 250 basis points after six months. The Company pays a commitment fee on the unused portion of the facility at a rate of 37.5 basis points per annum. Costs associated with the transaction amounted to approximately $4.2 million and will be amortized over the term of the loan.

The term loan requires a $5.0 million principal payment on January 1, 2004 and quarterly principal payments of $1.7 million commencing on January 1, 2004, with the balance due on September 23, 2006. The revolver is due on September 23, 2006. Beginning in March 2005, excess cash flow, as defined, is required to be used to reduce term loan indebtedness.

The loan agreement contains covenants that require, among other things, minimum fixed charge coverage and maximum senior debt to EBITDA coverage. Also, the agreement places limits on capital expenditures and additional borrowings.

After giving effect to the refinancing of existing indebtedness with the Convertible Notes and ABL Facility, scheduled maturities for the remainder of 2003 and future years is as follows (in thousands):

          2003             $     854
          2004                15,175
          2005                10,285
          2006               118,813
          2007                 1,476
    Thereafter               128,641
                           ---------
                           $ 275,244
Less: Current maturities      13,475
                           ---------
                           $ 261,769
                           =========

Capital Leases

In conjunction with the sale of certain assets of the trailer leasing and rental business, as discussed in Note 9, the Company paid-off a $38.6 million financing arrangement underlying equipment included in the sale. As of September 30, 2003, the Company had remaining capital leases of approximately $1.8 million.

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

                                             Three Months Ended September 30,   Nine Months Ended September 30,
                                             --------------------------------   -------------------------------
                                                 2003                 2002           2003              2002
                                             ------------         -----------   -------------      ------------
Reported net loss                            $   (29,641)         $   (8,319)   $    (55,479)      $   (44,585)
Pro forma stock-based compensation
    expense (net of tax)                            (748)               (502)         (1,985)           (1,246)
                                             -----------          ----------    ------------       -----------
Pro forma net loss                           $   (30,389)         $   (8,821)   $    (57,464)      $   (45,831)
                                             ===========          ==========    ============       ===========

Basic and diluted loss per share:
    Reported net loss per share              $     (1.16)         $    (0.37)   $      (2.19)      $     (1.98)
    Pro forma stock-based compensation
            expense (net of tax) per share         (0.03)              (0.02)          (0.07)            (0.05)
                                             -----------          ----------    ------------       -----------
Pro forma net loss per share                 $     (1.19)         $    (0.39)   $      (2.26)      $     (2.03)
                                             ===========          ==========    ============       ===========

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

         Environmental

In October 2003, the Company reached a verbal agreement with federal officials to resolve a federal environmental investigation related to its Huntsville, Tennessee facility. The plea agreement will include payment of a $0.4 million fine and a plea to two misdemeanor violations of the Clean Water Act. The resolution of this matter does not have a material impact on the Company's financial position, liquidity or future results of operations.

8.       PER SHARE OF COMMON STOCK

Per share results have been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts (in millions):

                                    Three Months Ended  Nine Months Ended
                                       September 30,      September 30,
                                    ------------------  -----------------
                                    2003         2002   2003        2002
                                    ----         ----   ----        ----
Average shares outstanding basic    25.8         23.4   25.7        23.2
   Options                             -            -      -           -
   Preferred Stock                     -            -      -           -
                                    ----         ----   ----        ----
Average shares outstanding diluted  25.8         23.4   25.7        23.2
                                    ====         ====   ====        ====

Average shares outstanding diluted excluded the antidilutive effects of preferred stock convertible into 823,200 shares in 2003 and 2002, and 356,787 shares and 7,552 shares of stock options for the quarter, and 179,671 shares and 32,240 shares of stock options for the nine months in 2003 and 2002, respectively.

9.       ASSET SALE

On September 19, 2003, the Company completed the sale of certain of the assets of its trailer leasing and rental and wholesale aftermarket parts businesses for approximately $53.5 million in cash. Net proceeds from the sale were used to repay a portion of the Company's outstanding indebtedness. Loss on the disposition amounted to approximately $29.5 million, including a $28.5 million asset impairment charge recorded in the second quarter of 2003. The $1.0 million loss was derived as follows (in thousands):

Assets sold         $  52,801
Transaction costs       1,718
Less proceeds          53,479
                    ---------
                    $   1,040
                    =========

For a presentation of the pro forma impact of the asset sale, see Note 11.

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

Reportable segment information is as follows (in thousands):

                                                         Retail and                   Consolidated
                                        Manufacturing   Distribution   Eliminations      Totals
                                        -------------   ------------   ------------   ------------
THREE MONTHS ENDED SEPTEMBER 30, 2003
Net Sales
     External customers                   $ 147,093      $  68,357     $         -      $ 215,450
     Intersegment sales                       5,707            265          (5,972)             -
                                          ---------      ---------     -----------      ---------
Total Net Sales                           $ 152,800      $  68,622     $    (5,972)     $ 215,450
                                          ---------      ---------     -----------      ---------
Income (Loss) from Operations             $   2,387      $  (1,815)    $        21      $     593
Assets                                    $ 393,449      $ 216,407     $  (161,879)     $ 447,977

THREE MONTHS ENDED SEPTEMBER 30, 2002
Net Sales
     External customers                   $ 159,251      $  82,223     $         -      $ 241,474
     Intersegment sales                       7,142            325          (7,467)             -
                                          ---------      ---------     -----------      ---------
Total Net Sales                           $ 166,393      $  82,548     $    (7,467)     $ 241,474
                                          =========      =========     ===========      =========
Income (Loss) from Operations             $   5,285      $  (3,188)    $         6      $   2,103
Assets                                    $ 430,381      $ 361,800     $  (165,013)     $ 627,168

NINE MONTHS ENDED SEPTEMBER 30, 2003
Net Sales
     External customers                   $ 446,714      $ 221,475     $         -      $ 668,189
     Intersegment sales                      40,226            878         (41,104)             -
                                          ---------      ---------     -----------      ---------
Total Net Sales                           $ 486,940      $ 222,353     $   (41,104)     $ 668,189
                                          =========      =========     ===========      =========
Income (Loss) from Operations             $  21,202      $ (33,072)    $       320      $ (11,550)
Assets                                    $ 393,449      $ 216,407     $  (161,879)     $ 447,977

NINE MONTHS ENDED SEPTEMBER 30, 2002
Net Sales
     External customers                   $ 358,605      $ 255,072     $         -      $ 613,677
     Intersegment sales                      21,037          3,093         (24,130)             -
                                          ---------      ---------     -----------      ---------
Total Net Sales                           $ 379,642      $ 258,165     $   (24,130)     $ 613,677
                                          =========      =========     ===========      =========
Income (Loss) from Operations             $ (12,911)     $ (19,974)    $       577      $ (32,308)
Assets                                    $ 430,381      $ 361,800     $  (165,013)     $ 627,168

Retail and distribution assets decreased from December 31, 2002 primarily due to sale of certain assets of its leasing and rental and aftermarket parts businesses during the third quarter of 2003 as discussed in Note 9.

Product Information

The following table sets forth the major product category and their percentage of total net sales (dollars in thousands):

                 Three Months Ended September 30,  Nine Months Ended September 30,
                 --------------------------------  -------------------------------
                      2003            2002              2003           2002
                 ---------------  ---------------  --------------   --------------
                    $        %       $        %       $        %       $       %
                 -------   -----  -------   -----  -------  -----   -------  -----
New Trailers     162,374    75.4  178,654    74.0  499,813   74.8   418,733   68.2
Used Trailers     16,514     7.7   21,876     9.1   53,273    8.0    71,029   11.6
Parts             22,686    10.5   24,945    10.3   72,628   10.9    75,396   12.3
Other             13,876     6.4   15,999     6.6   42,475    6.3    48,519    7.9
                 -------   -----  -------   -----  -------  -----   -------  -----
Total Net Sales  215,450   100.0  241,474   100.0  668,189  100.0   613,677  100.0
                 =======   =====  =======   =====  =======  =====   =======  =====

11.      PRO FORMA FINANCIAL INFORMATION

The Company has prepared the following Unaudited Pro Forma Consolidated Statement of Operations for the nine months ended September 30, 2003 to illustrate the estimated effects of the sale (the "Asset Sale") of certain of the assets of its trailer leasing and rental, and wholesale aftermarket parts distribution businesses to Aurora Trailer Holdings, LLC and the refinancing of its capital structure through the sale of $125 million of 3.25% five-year senior unsecured convertible notes and entering into a $222 million three-year asset-based loan arrangement (the "Refinancing"). The Company believes the pro forma data to be useful in understanding the operating results in view of the recently completed transactions. The Unaudited Pro Forma Consolidated Statement of Operations give effect to the transactions, described in notes 5 and 9, as if they had occurred as of the beginning of the year. The Pro Forma Financial Statement is based upon available information and certain assumptions that management believes are reasonable. The Pro Forma Financial Statement does not purport to represent what the Company's results of operations or financial condition would actually have been had the transactions in fact occurred on such dates or to project the Company's results of operations or financial condition for any future period or date. The Pro Forma Financial Statements should be read in conjunction with the historical financial statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company Form 10-K for the year ended December 31, 2002 and in this report.

                          Wabash National Corporation
 Pro Forma Statement of Operations for the Nine Months Ended September 30, 2003
                     in Thousands, Except Per Share Amounts
                                  (Unaudited)


                                                                          Adjustments
                                                                   ------------------------
                                                      Historical   Asset Sale   Refinancing   Pro forma
                                                      ----------   ----------   -----------   ---------
Net Sales                                             $ 668,189    $ (58,904)   $        -    $ 609,285
Cost of Sales                                           606,254      (48,639)            -      557,615
Loss on Asset Impairment                                 28,500      (28,500)            -            -
                                                      ---------    ---------    ----------    ---------
Gross Profit                                             33,435       18,235             -       51,670

G & A                                                    29,031       (1,498)       (1,576)      25,957
Selling                                                  15,954       (1,920)            -       14,034
                                                      ---------    ---------    ----------    ---------
Income (Loss) from Operations                           (11,550)      21,653         1,576       11,679

Other Income (Expense):
      Interest Expense                                  (26,608)       1,745        13,663      (11,200)
      Trade Receivable Facility Costs                    (1,022)           -         1,022            -
      Foreign Exchange Gains and Losses, Net              5,318            -                      5,318
      Loss on Debt Extinguishment                       (18,940)           -        18,940            -
      Other, net                                         (2,677)       1,068                     (1,609)
                                                      ---------    ---------    ----------    ---------
Income (Loss) before Income Taxes                       (55,479)      24,466        35,201        4,188

Income Tax (Benefit) Expense                                  -            -             -            -
                                                      ---------    ---------    ----------    ---------
Net Income (Loss)                                       (55,479)      24,466        35,201        4,188

Preferred Stock Dividends                                   792            -             -          792
                                                      ---------    ---------    ----------    ---------
Net Income (Loss) Applicable to Common Stockholders   $ (56,271)   $  24,466    $   35,201    $   3,396
                                                      =========    =========    ==========    =========
Basic and Diluted Net Income (Loss) Per Share         $   (2.19)                              $    0.13
                                                      =========                               =========

Weighted Average Shares Outstanding                      25,721                                  25,721
                                                      =========                               =========

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

 Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed in Item 5 of Part II hereof.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                                 Percentage of Net Sales
                                        --------------------------------------
                                        Three Months Ended  Nine Months Ended
                                           September 30,      September 30,
                                        ------------------  ------------------
                                         2003      2002      2003      2002
                                        --------  --------  --------  --------
Net sales                                100.0%    100.0%    100.0%    100.0%
Cost of sales                             92.6      91.0      90.7      95.4
Loss on asset impairment                     -         -       4.3         -
                                         -----     -----     -----     -----
   Gross profit                            7.4       9.0       5.0       4.6

General and administrative expense         4.9       5.0       4.3       6.7
Selling expense                            2.2       2.4       2.4       2.9
Restructuring charges                        -       0.7         -       0.3
                                         -----     -----     -----     -----
  Income (loss) from operations            0.3       0.9      (1.7)     (5.3)

Interest expense                           3.9       3.5       4.0       3.6
Trade receivables facility costs           0.2       0.1       0.2       0.6
Foreign exchange gains and losses, net     0.1       0.8      (0.8)        -
Loss on debt extinguishment                8.8         -       2.8         -
Other, net                                 1.1      (0.1)      0.4      (0.3)
                                         -----     -----     -----     -----
   Loss before income taxes              (13.8)     (3.4)     (8.3)     (9.2)

Income tax benefit                           -         -         -      (1.9)
                                         -----     -----     -----     -----
   Net loss                              (13.8)%    (3.4)%    (8.3)%    (7.3)%
                                         =====     =====     =====     =====

THREE MONTHS ENDED SEPTEMBER 30, 2003

NET SALES

Customer demand for both new and used trailers declined in the quarter resulting in a decrease in net sales of 11% compared to the prior year and 6% compared to the second quarter of this year. The sale of certain assets of the trailer leasing and rental and wholesale parts businesses on September 19, 2003 negatively impacted sales by approximately $2 million. By business segment, net external sales and related units sold were as follows (dollars in millions):

                            Three Months Ended September 30,
                            --------------------------------
                             2003       2002       % Change
                            -------    -------    ----------
Sales by segment:
   Manufacturing            $ 147.1    $ 159.3       (8)%
   Retail and Distribution     68.4       82.2      (17)
                            -------    -------
Total                       $ 215.5    $ 241.5      (11)%
                            =======    =======

New trailer units:
   Manufacturing              8,900     10,400      (14)%
   Retail and Distribution    1,000      1,000        -
                            -------    -------
Total                         9,900     11,400      (13)%
                            =======    =======

Used trailer units            3,100      4,900      (37)%
                            =======    =======

The manufacturing segment's sales decrease was primarily driven by a year-over-year decrease in volume of container and chassis shipped. The third quarter of 2002 included approximately 3,000 container and chassis units compared to approximately 1,000 units in 2003. Sales of the new Freight Pro line partially offset the unit decrease.

The decline in retail and distribution segment sales is attributed to:

         - used trailer sales decline of $5.4 million as the Company is no longer reducing excess inventories;

         - new trailer sales reduction of $3.0 million due to weak demand and the closing of certain locations;

         - branch parts and services sales decline of $2.5 million primarily due to closing full service branches;

         -     weak demand for after-market parts; and

         - the Company's decision not to reinvest in the leasing business and the August 2002 bankruptcy of a customer resulted in $2.0 million in lower revenue.

GROSS PROFIT

Gross profit for the third quarter of 2003 as a percent of sales was 7.4%, compared to 9.0% in 2002. As discussed below, both of the Company's segments contributed as follows (in millions):

                            Three Months Ended September 30,
                            --------------------------------
                              2003      2002       $ Change
                            -------    -------    ----------
Gross Profit by segment:
   Manufacturing            $  10.2    $  14.9    $   (4.7)
   Retail and Distribution      5.7        6.8        (1.1)
   Eliminations                   -          -           -
                            -------    -------    --------

Total Gross Profit          $  15.9    $  21.7    $   (5.8)
                            =======    =======    ========

The manufacturing segment's 2003 gross profits were negatively impacted by lower volume and charges related to product development and insurance. Cost reductions from continuous improvement initiatives, along with cut backs in labor and spending were not sufficient to offset the impact of lower volume.

 The retail and distribution segment's gross profit for 2003 was negatively impacted by lower sales volumes associated with the closing of underperforming or non-strategic locations. Additionally, 2003 gross profit was affected by reduced sales in the trailer leasing, rental and financing and aftermarket parts businesses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $1.5 million to $10.6 million for the three months ended September 30, 2003, compared to $12.1 million for the same period in 2002. The 2002 quarter included $1.8 million in bad debt expense mainly related to the finance and leasing businesses and a $0.8 million write-down in the value of the Company's airplane that was sold in December 2002.

SELLING EXPENSES

Selling expenses decreased $1.1 million to $4.7 million for the three months ended September 30, 2003, compared to $5.8 million for the same period in 2002. The decrease primarily reflects the impact on the retail and distribution segment of lower payroll costs resulting from the closing of underperforming or non-strategic locations and lower commissions due to lower net sales.

RESTRUCTURING CHARGE

Restructuring charge of $1.7 million in the third quarter of 2002 relates to additional asset impairments for properties included in the Company's 2000 and 2001 restructurings.

OTHER INCOME (EXPENSE)

Interest expense totaled $8.3 million for the quarter, a decrease of $0.2 million from the prior year period. The decrease reflects the impact of lower rates from the refinancing of debt beginning in August 2003 and reduced average borrowings, offset by increased amortization in 2003 of deferred debt costs.

Foreign exchange gains and losses, net were losses of $0.3 million for the three months ended September 30, 2003 and $1.8 million for the same period in 2002. The 2002 losses reflect a weakening of the Canadian dollar compared to the U.S. dollar.

Loss on debt extinguishment of $18.9 million represents the additional costs associated with the early extinguishment of the Company's Senior Series Notes and Bank Debt. The loss included the payment of prepayment penalties and payment deferral fees of $21.8 million, of which $5.0 million was previously expensed, and the write-off of $2.1 million of previously deferred debt issuance costs.

Other, net for the third quarter of 2003 was a net expense of $2.3 million compared to a net income of $0.2 million for the same period in 2002. In 2003, other, net included a $1.0 million loss on the sale of certain assets.

INCOME TAXES

The Company recorded no income tax benefit for the third quarter of 2003 due to uncertainties surrounding the realizability of benefits associated with net operating losses (NOL). Because of uncertainty related to the realizability of NOLs in excess of those utilized, a full valuation allowance is recorded against the related deferred tax assets at September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2003

NET SALES

Net sales improved 9% from 2002. The first quarter of 2002 is believed to have been the low point of the industry downturn that began in 2000. By business segment, net external sales and related units sold were as follows (dollars in millions):

                            Nine Months Ended September 30,
                            -------------------------------
                             2003       2002      % Change
                            -------    -------    --------
Net Sales by segment:
   Manufacturing            $ 446.7    $ 358.6       25%
   Retail and Distribution    221.5      255.1      (13)
                            -------    -------
Total                       $ 668.2    $ 613.7        9%
                            =======    =======

New trailer units:
   Manufacturing             26,600     23,100       15%
   Retail and Distribution    3,100      2,900        7
                            -------    -------
Total                        29,700     26,000       14%
                            =======    =======

Used trailer units            9,900     15,000      (34)%
                            =======    =======

The manufacturing segment's sales improvement was driven by demand for new trailers and improved product mix. The 2002 sales included approximately 7,100 units of lower revenue dollar containers and chassis compared to approximately 1,400 units in 2003.

The decrease in the retail and distribution segment's net sales resulted primarily from:

         - used trailer sales decline of $17.8 million as the Company is no longer reducing excess inventories;

         - new trailer sales reduction of $2.4 million due to the closing of certain locations, offset partially by a 13% increase in equivalent store units sold:

         - branch parts and services sales decline of $7.1 million primarily due to closing full service branches; and

         - the Company's decision not to reinvest in the leasing business and the August 2002 bankruptcy of a customer resulted in $5.9 million in lower leasing and rental revenues.


GROSS PROFIT (LOSS)

Gross profit as a percent of sales was 9.3% for the first nine months of 2003 before the $28.5 million asset impairment charge, compared to 4.6% for the same period in 2002. The asset impairment charge was taken on certain assets of its rental and leasing and aftermarket parts businesses. As discussed below, both of the Company's segments contributed as follows (in millions):

                                 Nine Months Ended September 30,
                                 -------------------------------
                                   2003       2002     $ Change
                                 --------    -------   ---------
Gross Profit (Loss) by segment:
   Manufacturing                 $   44.1    $  14.8    $  29.3
   Retail and Distribution          (11.0)      12.6      (23.6)
   Eliminations                       0.3        0.6       (0.3)
                                 --------    -------   --------

Total Gross Profit               $   33.4    $  28.0   $    5.4
                                 ========    =======   ========

The manufacturing segment's gross profit increased due to higher volumes and improved production mix, coupled with realizing cost savings driven by the Company's continuous improvement initiatives.

The retail and distribution segment's gross profit for 2003 was negatively impacted by the $28.5 million asset impairment charge and $2.3 million in trailer valuation charges. Additionally, the 2003 gross profit was affected by reduced sales in the trailer leasing, rental and financing and aftermarket parts businesses. Gross profit for 2002 was negatively impacted by a $6.0 million loss provision for a customer that went into bankruptcy in August 2002 and $4.8 million in trailer valuation charges. Excluding the asset impairment charge and the loss contingency, the gross profit percentage was 7.9% versus 7.2% in the prior year. The higher gross profit percentage was the result of improved labor utilization and efficiency in the service area.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $12.0 million to $29.0 million for 2003, compared to $41.0 million for the same period in 2002. The 2003 expense included $2.6 million in debt restructuring related costs, $0.9 million related to the branch closings, offset in part by a $1.0 million recovery of VAT taxes. The 2002 expense included $8.9 million in bad debt expense mainly related to the finance and leasing businesses, $2.2 million in severance accruals, $1.9 million in write-downs in the value of the Company's airplane that was sold in December 2002 and $1.2 million in debt restructuring related costs.

SELLING EXPENSES

Selling expenses decreased $1.6 million to $16.0 million for the nine months ended September 30, 2003, compared to $17.6 million for the same period in 2002. The decrease primarily reflects the impact on the retail branch closings.

RESTRUCTURING CHARGE

Restructuring charge of $1.7 million in 2002 relates to additional asset impairments for properties included in the Company's 2000 and 2001 restructurings.

OTHER INCOME (EXPENSE)

Interest expense totaled $26.6 million for 2003, an increase of $4.6 million from the prior year period as a result of increased amortization of deferred debt costs and higher interest rates resulting from the 2002 and 2003 debt restructurings, offset in part by reduced average borrowings and lower interest rates on refinanced debt beginning in the third quarter of 2003.

Trade receivables facility costs declined as 2002 included $3.3 million in facility restructuring costs.

Foreign exchange gains and losses, net were gains of $5.3 million for 2003, primarily occurring in the first six months of the year, and $0.1 million for the same period in 2002. The 2003 gains reflect a strengthening of the Canadian dollar compared to the U.S. dollar.

Loss on debt extinguishment of $18.9 million in 2003 represents the additional costs associated with the early extinguishment of the Company's Senior Series Notes and Bank Debt. The loss included the payment of prepayment penalties and payment deferral fees of $21.8 million, of which $5.0 million was previously expensed, and the write-off of $2.1 million of deferred debt issuance costs. The $1.3 million loss in 2002 represents fees and the write-off of deferred debt issuance costs associated with the April 2002 debt restructuring.

Other, net for 2003 was a net expense of $2.7 million compared to a net income of $2.8 million for the same period in 2002. The 2003 period included a $1.3 million charge for the settlement of a legacy RoadRailer(R) transaction and a $1.0 million loss on the sale of certain assets. The 2002 period included $2.0 million in miscellaneous income and $0.8 million in gains on the sale of branch properties.

INCOME TAXES

The Company recorded no income tax benefit in 2003 due to uncertainties surrounding the realizability of benefits associated with NOLs. The 2002 benefit recorded represents an additional realizable Federal NOL carry-back claim filed and received under the provisions of the Job Creation and Worker Assistance Act of 2002, which revised the permitted carry-back period for NOLs generated during 2001 from two years to five years. Because of uncertainty related to the realizability of NOLs in excess of those utilized, a full valuation allowance is recorded against the related deferred tax assets at September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Operating activities consumed $1.9 million in cash during 2003 compared to providing $62.1 million during 2002. Operating activities for 2003 saw further reductions in used trailer and work in process inventories offset by increased levels of accounts receivable. The 2002 period benefited from reduced new and used trailer inventories, the collection of tax refunds and accounts payable timing, offset by higher levels of receivables as sales increased.

Investing activities provided $62.8 million in cash during 2003 primarily due to the sale of certain of the assets of its trailer leasing and rental and aftermarket parts businesses, along with the impact of the Company not reinvesting in its financing and leasing businesses.

Net cash used in financing activities of $94.0 million during 2003 reflects payments of $344.3 million under long-term debt and capital lease obligations (including $223.4 million from refinancing proceeds and $53.5 million from divestiture proceeds), and $10.1 million for debt issuance costs, which included $1.6 million related to the April 2003 restructuring. These payments were offset by the refinancing proceeds from the issuance of bank term loan and revolving credit facility of $135.3 and convertible senior notes of $125.0 million.

SOURCES AND USES OF CAPITAL

As of September 30, 2003, the Company's liquidity position, defined as cash on hand and available borrowing capacity under existing credit agreements, amounted to approximately $41 million compared to approximately $78 million as of December 31, 2002. Debt and lease obligations, both on and off the balance sheet, amounted to approximately $293 million (including $16 million not on the balance sheet) compared to $367 million (including $20 million not on the balance sheet) as of December 31, 2002.

Asset Sale

On September 19, 2003, the Company completed the sale of certain of the assets of its trailer leasing and rental and aftermarket parts businesses for approximately $53.5 million in cash. Net proceeds from the sale were used to repay a portion of the Company's outstanding indebtedness. Loss on the disposition amounted to approximately $29.5 million, including a $28.5 million asset impairment charge recorded in the second quarter of 2003.

Refinancing

On August 1, 2003, the Company completed the sale of $125 million of 3.25% five-year senior unsecured convertible notes convertible into shares of the Company's stock, subject to market and other conditions. The Company used the net proceeds to repay a portion of its outstanding indebtedness. The notes have a conversion price of $19.20 or a rate of 52.0833 shares per $1,000 principal amount of note. If the notes convert, the number of shares of our common stock outstanding would increase by approximately 5.2 million shares, or approximately 20%. The notes bear interest at 3.25% per annum payable semi-annually on February 1 and August 1. Costs associated with the transaction amounted to approximately $4.2 million and will be amortized over the term of the notes.

On September 23, 2003, the Company entered into a $222.1 million three-year asset-based loan arrangement that includes a $47.1 million term loan and a $175 million revolver. The new financing replaced existing indebtedness and is expected to substantially lower the Company's cost of debt.

The term loan is secured by Company's property, plant and equipment. The revolver is secured by inventory and accounts receivable and the amount available to borrow varies in relation to the balances of those accounts.

Interest on the term loan is variable, based on the London Interbank Offer Rate (LIBOR) plus 300 basis points, decreasing to 275 basis points after six months, or the banks alternative rate as defined in the agreement. Interest on the revolver is at LIBOR plus 275 basis points, decreasing to 250 basis points after six months. The Company pays a commitment fee on the unused portion of the facility at a rate of 37.5 basis points per annum. Costs associated with the transaction amounted to approximately $4.2 million and will be amortized over the term of the loan.

The term loan requires a $5.0 million principal payment on January 1, 2004 and quarterly principal payments of $1.7 million commencing on January 1, 2004, with the balance due on September 23, 2006. The revolver is due on September 23, 2006. Beginning in March 2005, excess cash flow, as defined, is required to be used to reduce term loan indebtedness.

The refinancing resulted in debt extinguishment charges of approximately $18.9 million, including prepayment penalties and payment deferral fees of approximately $21.8 million, of which $5.0 million was previously accrued, and a non-cash charge of approximately $2.1 million for the write-off of previously deferred debt costs.

The culmination of these two new financing arrangements, along with the sale of certain of the assets of the Company's leasing and rental and aftermarket parts businesses, resulted in the Company repaying and/or refinancing substantially all of its existing indebtedness as of September 30, 2003. The Company believes that the new arrangements will provide the Company with the resources and flexibility to fund its operations, as well as reduce its cost of debt by more than half.

Capital Expenditures

The Company anticipates capital spending of approximately $4 to $5 million for 2003 and approximately $10 million for 2004.

Contractual Obligations and Commercial Commitments

A summary of payments for the remainder of 2003 and future periods of the Company's contractual obligations and commercial commitments as of September 30, 2003 is shown in the table below.

Contractual Obligations

            $ Millions                    2003    2004    2005     2006    2007   Thereafter   Total
-------------------------------------    ------  ------  ------   ------  ------  ----------  -------
DEBT (excluding interest):
      Senior Convertible Notes           $    -  $    -  $    -    $   -  $    -    $125.0    $ 125.0
      ABL Revolver                            -       -       -     88.2       -         -       88.2
      ABL Term Loan                           -    11.7     6.7     28.7       -         -       47.1
      Other Notes Payable                   0.9     3.5     3.6      1.9     1.5       3.6       15.0
                                         ------  ------  ------   ------  ------    ------    -------
            TOTAL DEBT                   $  0.9  $ 15.2  $ 10.3   $118.8  $  1.5    $128.6    $ 275.3
                                         ======  ======  ======   ======  ======    ======    =======
OTHER:
      Capital Lease Obligations          $  0.7  $  1.1  $    -   $    -  $    -    $    -    $   1.8
      Operating Leases                      2.0     7.0     3.7      2.9     1.7       1.4       18.7
                                         ------  ------  ------   ------  ------    ------    -------
            TOTAL OTHER                  $  2.7  $  8.1  $  3.7   $  2.9  $  1.7    $  1.4    $  20.5
                                         ======  ======  ======   ======  ======    ======    =======

TOTAL                                    $  3.6  $ 23.3  $ 14.0   $121.7  $  3.2    $130.0    $ 295.8
                                         ======  ======  ======   ======  ======    ======    =======

Other Commercial Commitments

            $ Millions                    2003    2004    2005     2006    2007   Thereafter   Total
-------------------------------------    ------  ------  ------   ------  ------  ----------  -------
Letters of credit                        $    -  $ 11.0  $    -   $   -   $    -    $   -     $  11.0
Residual guarantees                         1.0     5.2     8.6      8.4     3.5      1.5        28.2
                                         ------  ------  ------   ------  ------    ------    -------
                                         $  1.0  $ 16.2  $  8.6   $  8.4  $  3.5    $ 1.5     $  39.2
                                         ======  ======  ======   ======  ======    ======    =======

EBITDA

The Company uses EBITDA, income (loss) before income taxes, interest expense, depreciation and amortization, as an internal measure of performance, and believes it is a useful and commonly used measure of financial performance in addition to income (loss) before income taxes and other profitability measures of performance under GAAP. EBITDA should not be construed as an alternative to operating income and income (loss) before taxes as an indicator of the Company's operation in accordance with GAAP. The Company does not present EBITDA as a measure of liquidity. The Company's definition of EBITDA can differ from that of other companies. The net loss in the 2003 third quarter includes an $18.9 million charge related to debt extinguishment. The net loss for the nine months of 2003 includes the debt extinguishment charges and a $28.5 million asset impairment charge recorded in June 2003.

                                            Three Months Ended   Nine Months Ended
                                               September 30,       September 30,
                                            ------------------   -------   -------
 (in millions)                               2003        2002      2003      2002
                                            -------    -------   -------   -------
EBITDA reconciliation:
   Net loss                                 $(29.6)     $(8.3)   $(55.5)   $(44.6)
   Income tax benefit                            -          -         -     (11.9)
   Interest expense                            8.3        8.5      26.6      22.0
   Depreciation and amortization               5.8        6.7      19.1      21.7
                                            ------      -----    ------    ------
EBITDA                                      $(15.5)     $ 6.9    $ (9.8)   $(12.8)
                                            ======      =====    ======    ======

BRANCH NETWORK REORGANIZATION

In the third quarter of 2003, the Company closed 12 retail branch locations and expects to close its Lafayette Modification Center by the end of the fourth quarter. The Company currently operates 19 full service branches, four retail only branches and three used trailer centers. The closings will reduce branch headcount by 20% and yield an annualized cost savings of approximately $5 million. The Company recorded a charge in the third quarter of approximately $2 million in connection with the closings.

EQUIPMENT OFF BALANCE SHEET AND RELATED CUSTOMER CREDIT RISK

The Company subleased certain highly specialized RoadRailer(R) equipment to two customers, Amtrak and Grupo Transportation Marititma Mexicana SA (TMM), who are experiencing financial difficulties. Due to the nature of the equipment, recovery value is considered to be minimal. As of September 30, 2003, the unamortized lease value related to the Amtrak equipment is approximately $4.2 million; additionally, the Company has approximately $9.3 million and $5.7 million of finance contracts with Amtrak and TMM, respectively, recorded on the condensed consolidated balance sheet. Both customers' obligations to the Company are current and as a result no provision for losses has been recorded.

FINANCE PORTFOLIO

On October 16, 2003, the Company announced the planned sale of approximately $16 million of assets including finance contracts in its finance portfolio and equipment on lease, including those related to Amtrak. Estimated proceeds will be approximately $13 million and will result in a charge of approximately $4 million, reflecting the Company's expected loss on the sale. The Company expects the transactions to close during the fourth quarter of 2003 with proceeds being used to reduce indebtedness.

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

     f.   Income Taxes

The Company currently has a full valuation allowance equal to its net deferred tax assets based upon the realizability of those values. The level of the Company's net operating losses over the past three years, industry economic conditions and the financial struggles of the Company have all affected the assessment of the Company's ability to realize the assets in the future. As of September 30, 2003, the Company has approximately $150 million in NOLs. The Company believes that its estimates for the valuation allowance reserved against deferred tax assets are appropriate based on current facts and circumstances.

BACKLOG

The Company's backlog of orders was approximately $192 million and $208 million at September 30, 2003 and December 31, 2002, respectively. Orders that comprise the backlog may be subject to changes in quantities, delivery, specifications and terms. Orders that have been confirmed by the customer in writing and can be produced and/or shipped during the next 18 months are included in backlog. The Company expects to fill a majority of its existing backlog of orders within the next twelve months.

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

     b.   INTEREST RATES

As of September 30, 2003, the Company had approximately $135 million of floating rate debt outstanding under its various financing agreements. A hypothetical 100 basis-point increase in the floating interest rate from the current level would correspond to approximately a $1.4 million increase in interest expense over a one-year period. This sensitivity analysis does not account for the change in the Company's competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

     c.   FOREIGN EXCHANGE RATES

The Company is subject to fluctuations in the Canadian dollar exchange rate and that impact on intercompany transactions between the Company and its Canadian subsidiary, as well as U.S. denominated transactions between the Canadian subsidiaries and unrelated parties. A five cent change in the Canadian exchange rate would result in an approximately $0.5 million impact on results of operations. In July 2003, the Company began purchasing Canadian dollar foreign currency forward contracts in an effort to mitigate potential Canadian currency fluctuation impact on working capital requirements. As of September 30, 2003, the Company had outstanding $4.1 million in forward contracts to be settled in various increments over the next nine months. The contracts will be marked-to-market and not subject to hedge accounting. The Company does not hold or issue derivative financial instruments for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Company have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), and have concluded that as of the end of the period covered by this report there were instances of non-compliance with the Company's disclosure controls and procedures. The non-compliance related to the failure of certain employees to timely report certain concessions and discounts provided to the Company's customers. Management devoted additional effort and resources in order to ensure that these concessions and discounts were properly reflected in the September 30, 2003 consolidated financial statements. The Company is addressing these issues by (i) strengthening the internal controls over new trailer sales orders, (ii) strengthening the uniformity of all quote packages provided to customers, and (iii) requiring a higher level of management approval for certain trailer orders and trailer orders with trade-ins. Other than those instances noted above, the principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report the disclosure controls and procedures were effective at meeting their objectives.

The Company's remedial actions, which include changes in the company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the Company's last fiscal quarter, are reasonably likely to have a positive material affect on the Company's internal control over financial reporting. However, these changes did not occur during the third quarter but will be implemented in subsequent periods.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 2000, the Company received a grand jury subpoena requesting certain documents relating to the discharge of wastewaters into the environment at a Wabash facility in Huntsville, Tennessee. The subpoena sought the production of documents and related records concerning the design of the facility's discharge system and the particular discharge in question. On May 16, 2001, the Company received a second grand jury subpoena that sought the production of additional documents relating to the discharge in question. In October 2003, the Company reached a verbal agreement with federal officials to resolve environmental litigation related to its Huntsville, Tennessee facility. The plea agreement will include payment of a $0.4 million fine and a plea to two misdemeanor violations of the Clean Water Act. The resolution of this matter does not have a material impact on the Company's financial position, liquidity or future results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 1, 2003, we issued and sold to two initial purchasers, Merrill Lynch, Pierce, Fenner & Smith Incorporated and BB&T Capital Markets, a division of Scott & Stringfellow, Inc., $125 million aggregate principal amount of 3.25% Convertible Senior Notes Due 2008 in a transaction exempt under Section 4(2) of the Securities Act of 1933, as amended ("the Securities Act"). We issued the notes to the initial purchasers at a 3% discount (investment banking commission) from the offering price to investors, which was 100% of the principal amount (plus accrued and unpaid interest, if any, from August 1, 2003), and the initial purchasers subsequently resold them to qualified institutional buyers in a transaction exempt from registration in reliance on Rule 144A of the Securities Act. The notes are convertible into shares of our common stock at any time at a conversion price of $19.20 per share (subject to adjustment in certain events), unless we previously have redeemed or repurchased them or unless the notes previously have matured.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

RISK FACTORS

You should carefully consider the risks described below. Realization of any of the following risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

RISKS RELATED TO OUR SUBSTANTIAL INDEBTEDNESS

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

We are highly leveraged and have substantial debt in relation to our shareholders' equity, which is negative if intangible assets are excluded.
As of September 30, 2003, we had an aggregate of $277 million of outstanding indebtedness. Although our recent sale of our unsecured 3.25% Convertible Senior Notes due August 1, 2008 and the completion of a three year $222 million asset based debt refinancing strengthen our balance sheet, we continue to be highly leveraged.

Our high level of debt could have important consequences to our investors, including:

     - we may not be able to secure additional funds for working capital, capital expenditures, debt service requirements or general corporate purposes;

     - we will need to use a portion of our cash flow from operations to pay principal of and interest on our debt, which will reduce the amount of funds available to us for other purposes;

     - we may be more highly leveraged than our competitors, which could put us at a competitive disadvantage; and

     - we may not be able to adjust rapidly to changing market conditions, which may make us more vulnerable in the event of a downturn in general economic conditions of our business.

RESTRICTIVE COVENANTS IN OUR DEBT INSTRUMENTS COULD LIMIT OUR FINANCIAL AND OPERATING FLEXIBILITY AND SUBJECT US TO OTHER RISKS.

The agreements governing our indebtedness include certain covenants that restrict, among other things, our ability to:

     -    incur additional debt;

     -    pay dividends on our equity or repurchase our equity;

     -    make certain investments;

     -    create certain liens; and

     -    consolidate, merge or transfer all or substantially all of our assets.

Our ability to comply with such agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. In addition, upon the occurrence of an event of default under our debt agreements, the lenders could elect to declare all amounts outstanding under our debt agreements, together with accrued interest, to be immediately due and payable.

RISKS RELATED TO OUR BUSINESS, STRATEGY AND OPERATIONS

WE HAVE NOT GENERATED PROFITABILITY IN RECENT PERIODS.

The Company incurred significant net losses during the last three years and during the nine months ended September 30, 2003. We have reported net losses of $6.7 million, $232.2 million, $56.2 million and $55.5 million for the years ended December 31, 2000, 2001 and 2002 and for the nine months ended September 30, 2003. The Company's ability to achieve and sustain profitability in the future will depend on the successful implementation of measures to reduce costs. We have taken steps to improve cost performance, lower operating costs and reduce interest expense, and we cannot assure you that these measures will be successful or return us to profitability.

OUR INVENTORIES ARE NOT MANAGED BY PERPETUAL CONTROL SYSTEMS.

Systems and processes used to manage and cost our inventories require significant manual intervention and the verification of actual quantities requires a physical inventory which is taken once a year. Breakdowns of these systems and processes could go undetected until the next physical inventory and adversely affect our operations and financial results.

AN ADVERSE CHANGE IN OUR CUSTOMER RELATIONSHIPS OR IN THE FINANCIAL CONDITION OF OUR CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS.

We have corporate partnering relationships with a number of customers where we supply the requirements of these customers. Our success is dependent, to a significant extent, upon the continued strength of these relationships and the growth of our corporate partners. We often are unable to predict the level of demand for our products from these partners, or the timing of their orders. In addition, the same economic conditions that adversely affects us also often adversely our customers. As some of our customers are highly leveraged and have limited access to capital, their continued existence may be uncertain. One of our customers located in Mexico is experiencing financial difficulties. Although this customer, Grupo Transportation Marititma Mexicana SA (TMM), is current in its payment obligation to us, the customer owes us $5.7 million secured by highly specialized RoadRailer(R) equipment, which due to the nature of the equipment, has a minimal recovery value. In addition, we have subleased certain highly specialized RoadRailer(R) equipment to Amtrak, which is experiencing financial difficulties. Due to the highly specialized nature of this equipment, the recovery value of the equipment is considered to be minimal. The unamortized lease value of this arrangement with Amtrak was approximately $4.2 million as of September 30, 2003. In addition, we have approximately $9.3 million in finance contracts related to Amtrak recorded on our balance sheet. The loss of a significant customer or unexpected delays in product purchases could adversely affect our business and results of operations.

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

We currently rely on a limited number of suppliers for certain key components in the manufacturing of truck trailers, such as landing gear, axles and specialty steel coil used in duraplate panels. The loss of our suppliers or their inability to meet our price, quality, quantity and delivery requirements could have a significant impact on our results of operations.

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

THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Many of our executive officers, including our CEO William P. Greubel and CFO Mark R. Holden, are critical to the management and direction of our business. Our future success depends, in large part, on our ability to retain these officers and other capable management personnel. The unexpected loss of the services of any of our key personnel could have an adverse effect on the operation of our business, as we may be unable to find suitable management to replace departing executives on a timely basis.

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

WE ARE SUBJECT TO CURRENCY EXCHANGE RATE FLUCTUATIONS, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

We are subject to currency exchange rate risk related to sales through our factory-owned retail distribution centers in Canada. For the nine month period ended September 30, 2003, currency exchange rate fluctuations had a favorable impact of $5.3 million on our results of operations. However, we cannot assure you that we will continue to experience such benefits or that currency exchange rate fluctuations will not have an adverse affect on our results of operations.

RISKS PARTICULAR TO THE INDUSTRIES IN WHICH WE OPERATE

OUR BUSINESS IS HIGHLY CYCLICAL, WHICH COULD ADVERSELY AFFECT OUR SALES AND RESULTS OF OPERATIONS.

The truck trailer manufacturing industry historically has been and is expected to continue to be cyclical, as well as affected by overall economic conditions. New trailer production for the trailer industry as a whole decreased to 139,658 in 2002 as compared to 140,084 units in 2001, 270,817 units in 2000 and 305,869 units in 1999. According to ACT, the current forecast for industry shipments in 2003 is approximately 181,000 units. Customers historically have replaced trailers in cycles that run from five to twelve years, depending on service and trailer type. Poor economic conditions can adversely affect demand for new trailers and in the past have led to an overall aging of trailer fleets beyond this typical replacement cycle. Our business is likely to continue to be adversely affected unless economic conditions improve. We cannot assure you that the industry will achieve the forecasted sales for 2003 or that our unit sales in the future will return to the levels experienced in the late 1990s and 2000.

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

The length, height, width, maximum weight capacity and other specifications of truck trailers are regulated by individual states. The Federal government also regulates certain truck trailer safety features, such as lamps, reflective devices, tires, air-brake systems, and rear-impact guards. Changes or anticipation of changes in these regulations can have a material impact on our financial results, as our customers may defer customer purchasing decisions and we may have to reengineer products. In addition, we are subject to various environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of storm water and underground fuel storage tanks and may be subject to liability associated with operations of prior owners of acquired property. If we are found to be in violation of applicable laws or regulations, it could have an adverse effect on our business, financial condition and results of operations. Our costs of complying with these or any other current or future environmental regulations may be significant. In addition, if we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions.

A DECLINE IN THE VALUE OF USED TRAILERS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

General economic and industry conditions, as well as the supply of used trailers, influence the value of used trailers. As part of our normal business practices, we maintain used trailer inventories and have entered into finance contracts secured by used trailers, as well as residual guarantees and purchase commitments for used trailers. Declines in the market value for used trailers or the need to dispose of excess inventories has had, and could in the future have, an adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO AN INVESTMENT IN COMMON STOCK

OUR COMMON STOCK HAS EXPERIENCED, AND MAY CONTINUE TO EXPERIENCE, PRICE VOLATILITY AND A LOW TRADING VOLUME.

The trading price of our common stock has been and may continue to be subject to large fluctuations and, therefore, the trading price of the notes may fluctuate significantly, which may result in losses to investors. Our stock price may increase or decrease in response to a number of events and factors, including:

     -    trends in our industry and the markets in which we operate;

     -    changes in the market price of the products we sell;

     - the introduction of new technologies or products by us or our competitors;

     - changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

     - operating results that vary from the expectations of securities analysts and investors;

     - announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, financings or capital commitments;

     -    changes in laws and regulations; and

     -    general economic and competitive conditions.

This volatility may adversely affect the prices of our common stock regardless of our operating performance. The price of our common stock also may be adversely affected by the amount of common stock issuable upon conversion of our outstanding convertible notes and preferred stock. If all such securities are converted, the number of shares of our common stock outstanding would increase by approximately 5.8 million shares, or approximately 22%.

In addition, our common stock has experienced low trading volume in the past.

WE DO NOT EXPECT TO PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

Since December 2001, we have not declared or paid cash or other dividends on our common stock and do not expect to pay cash dividends on our common stock for the foreseeable future. We currently intend to retain all future earnings for use in the operation of our business and to fund future growth. In addition, the terms of our existing debt agreements restrict our ability to pay cash dividends on our common stock. We are permitted to pay preferred stock dividends on our outstanding Series B Preferred so long as no default or event of default exists at the time of the distribution.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits filed as part of the report are listed below:

         4.06    Indenture for the 3.25% Convertible Senior Notes due
                 August 1, 2008, between the registrant, as issuer, and Wachovia Bank, National Association, as Trustee, dated as of August 1, 2003(1)

         4.07 Registration Rights Agreement for 3.25% Convertible Senior Notes due August 1, 2008, dated as of August 1, 2003(1)

        31.01    Certification of Principal Executive Officer

        31.02    Certification of Principal Financial Officer

        32.01 Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

        (1) Incorporated by reference to the registrant's registration statement on Form S-3 (Registration No. 333-109375) filed on October 1, 2003.


(b)      Reports on form 8-K:

        1. Form 8-K filed July 29, 2003 reporting under Item 5: Other Events and Required FD Disclosure and Item 7: Financial Statements, Pro Forma Financial Information and Exhibits.

        2. Form 8-K filed July 31, 2003 reporting under Item 5: Other Events and Required FD Disclosure and Item 7: Financial Statements, Pro Forma Financial Information and Exhibits.

        3.       Form 8-K filed September 29, 2003 reporting under Item 2:
                 Acquisition or Disposition of Assets, Item 5: Other Events and Required FD Disclosure and Item 7: Financial Statements, Pro Forma Financial Information and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              WABASH NATIONAL CORPORATION

Date: November 5, 2003             By: /s/ Robert J. Smith
                                       -----------------------------------------
                                       Robert J. Smith
                                       Vice President and Controller