Form 10-K
period 2003-12-31
WABASH NATIONAL CORP /DE
filed 2004-02-12
CIK 879526

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                                   (Mark One)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ___________ TO ________

                         COMMISSION FILE NUMBER: 1-10883

                           WABASH NATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                            52-1375208
(STATE OR OTHER JURISDICTION OF                               (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)
                                 [WABASH NATIONAL LOGO]
 1000 SAGAMORE PARKWAY SOUTH,                                    47905
      LAFAYETTE, INDIANA                                       (ZIP CODE)
     (ADDRESS OF PRINCIPAL
      EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (765) 771-5300

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
             Title of each class                    on which registered
        ----------------------------              -----------------------
        Common Stock, $.01 Par Value              New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2003 was $230,188,920 based upon the closing price of the Company's common stock as quoted on the New York Stock Exchange composite tape on such date.

         The number of shares outstanding of the registrant's Common Stock as of February 6, 2004 was 26,914,517.

         Part III of this Form 10-K incorporates by reference certain portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be filed within 120 days after December 31, 2003.

================================================================================

                                TABLE OF CONTENTS

                           WABASH NATIONAL CORPORATION
                            FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 2003

                                                                                                  PAGES
                                                                                                  -----
PART I

Item 1     Business.........................................................................        3

Item 2     Properties.......................................................................        9

Item 3     Legal Proceedings................................................................       10

Item 4     Submission of Matters to a Vote of Security Holders..............................       11

PART II

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters............       11

Item 6     Selected Financial Data..........................................................       12

Item 7     Management's Discussion and Analysis of Financial Condition and Results of
                 Operations.................................................................       13

Item 7A    Quantitative and Qualitative Disclosures about Market Risk.......................       25

Item 7B    Risk Factors.....................................................................       26

Item 8     Financial Statements and Supplementary Data......................................       31

Item 9     Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure..................................................................       60

Item 9A    Controls and Procedures..........................................................       60

PART III

Item 10    Directors and Executive Officers of the Registrant...............................       61

Item 11    Executive Compensation...........................................................       61

Item 12    Security Ownership of Certain Beneficial Owners and Management ..................       62

Item 13    Certain Relationships and Related Transactions...................................       62

Item 14    Principal Accountant Fees and Services...........................................       62

PART IV

Item 15    Exhibits, Financial Statement Schedules and Reports on Form 8-K..................       62

SIGNATURES .................................................................................       64

FORWARD LOOKING STATEMENTS

         This Report, including documents incorporated by reference, contains and incorporates by reference "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect," "plan" or "anticipate" and other similar words. Our "forwarding-looking statements" include, but are not limited to, statements regarding:

         -        our business plan;

         - our expected revenues, income or loss and capital expenditures;

         -        plans for future operations;

         -        financing needs, plans and liquidity;

         -        our ability to achieve sustained profitability;

         -        reliance on certain customers and corporate partnerships;

         -        shortages of raw materials, availability of capital;

         -        dependence on industry trends;

         -        the outcome of any pending litigation;

         -        export sales and new markets;

         -        acceptance of new technology and products; and

         - government regulation, as well as assumptions relating to the foregoing.

         Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Report. Each forward-looking statement contained in this Report reflects our management's view only as of the date on which that forward-looking statement was made. We are not obligated to update forward-looking statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

         Currently known risk factors that could cause actual results to differ materially from our expectations are described in the section of this Report entitled "Risk Factors." We urge you to carefully review that section for a more complete discussion of the risks of an investment in the notes and our common stock.

PART I

ITEM 1--BUSINESS

         Wabash National Corporation ("Wabash," "Company," "us," "we" or "our") is one of North America's leaders in designing, manufacturing and marketing standard and customized truck trailers and related transportation equipment. Founded in 1985 as a start-up, we grew to over $1.4 billion in sales in 1999, and had approximately $900 million in sales in 2003. We believe our success has been the result of our longstanding relationships with our core customers, innovative product development, broad product line, large distribution and service network and corporate culture. Our management team is focused on becoming the low-cost producer in the truck trailer industry through continuous improvement and lean manufacturing initiatives.

         We seek to identify and produce proprietary products that offer added value to customers with the potential to generate higher profit margins than those of standardized products. We believe that we have the engineering and manufacturing capability to produce these products efficiently. Our proprietary DuraPlate(R) composite truck trailer, which we introduced in 1996, has achieved widespread acceptance by our customers. In 2003 and 2002, sales of our DuraPlate(R) trailers represented approximately 80% of our total trailers shipped. We are also a competitive producer of standardized products, and are seeking to become a low-cost producer within our industry. We expect to continue a program of product development and selective acquisitions of quality proprietary products that further differentiate us from our competitors and increase profit opportunities.

         We market our transportation equipment under the Wabash(R), FreightPro(R), Articlite(R), RoadRailer(R) and DuraPlate(R) trademarks directly to customers, through independent dealers and through our factory-owned retail branch network. Our factory-direct marketing effort focuses on our longstanding core customers that represent many of the largest companies in the trucking industry, including Schneider National, Inc., J.B. Hunt Transport Services, Inc., Swift Transportation Corporation, Werner Enterprises, Inc., U.S. Xpress Enterprises, Inc., Heartland Express, Inc., Safeway, Inc. and Yellow Roadway, Inc. Our relationship with our core customers has been central to our growth since inception. Our factory-owned retail branch network, which we acquired in 1997, provides additional opportunities to distribute our products and also offers national service and support capabilities for our customers. The retail sale of new and used trailers, aftermarket parts and maintenance service through our retail branch network generally provides enhanced margin opportunities.

         Wabash was incorporated in Delaware in 1991 and is the successor by merger to a Maryland corporation organized in 1985. Wabash operates in two segments: (1) manufacturing and (2) retail and distribution. Financial results by segment and financial information regarding geographic areas and export sales are discussed in detail within Footnote 18, Segment Reporting, of the accompanying Consolidated Financial Statements. Additional information concerning the Company can be found on the Company's website at www.wabashnational.com. The Company makes its electronic filings with the SEC, including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, available on its website free of charge as soon as practicable after it files or furnishes them with the SEC. Information on the website is not part of this Form 10-K.

TURNAROUND INITIATIVES

         A three-year industry downturn from 2000 through 2002, and its effects on our results, led us to implement a comprehensive plan to scale our operations to meet reduced demand, reduce our cost structure, and take aggressive actions to position us for the future. Among other things we have taken the following steps:

         -        changed senior management;

         - rationalized our manufacturing capacity through the closure of two facilities that manufactured flatbed, van and dump trailers;

         - reduced our cost structure through continuous improvement initiatives;

         - reduced used trailer inventories from approximately $110 million, or 11,500 units, as of September 30, 2000, to less than $12 million, or 2,200 units as of December 31, 2003;

         - significantly reduced our exposure to used trailer trade-in commitments;

         -        divested our European operations;

         - instituted a program of rationalizing our retail distribution channels by closing 12 retail locations;

         - reduced total debt from $460 million, including $48 million of off balance sheet debt, at December 31, 2001, to $239 million, including $12 million of off balance sheet debt, at December 31, 2003;

         - refinanced our debt through the sale of $125 million of 3.25% senior unsecured convertible notes and a three-year $222 million bank facility;

         - sold certain assets of our rental and leasing business, wholesale aftermarket parts business and a large portion of our finance portfolio;

         - converted our outstanding preferred stock with a redemption value of $17.6 million into approximately 823,000 shares of common stock; and

         -        improved our working capital management.

         After two years of demand well below replacement levels, the industry showed improvement during 2003. Market and industry analysts are forecasting that improvements should continue into 2004.

STRATEGY

         We are committed to an operating strategy that seeks to deliver profitability throughout industry cycles. We intend to achieve our goals by executing on the core elements of our strategic plans:

         - continue our transition from an organization focused on revenue growth to one focused on earnings and cash flow;

         - continue to provide differentiated products that generate enhanced profit margins;

         - continue to reduce our cost structure by adhering to continuous improvement and lean manufacturing initiatives;

         - continue to focus on our longstanding customer partnerships and create new revenue opportunities by offering tailored transportation solutions; and

         - reduce debt to enhance financial flexibility and enable us to capitalize on future market opportunities.

INDUSTRY

         Trucking in the United States, according to the American Trucking Association, was estimated to be a $605 billion industry in 2002 (the latest date such information is available), leading all other modes of transportation. They estimate that approximately 69% of all freight tonnage is carried by truck at some point during its shipment, accounting for approximately 87% of freight industry revenues. Trailer demand is a direct function of the amount of freight to be transported. As the economy improves, it is forecasted that truck carriers will need to expand their fleets, which typically results in increased trailer orders. According to ACT Research Company, LLC (ACT), there are approximately
2.8 million trailers in use today and the trailer replacement demand is estimated at between 180,000 and 200,000 trailers per year.

         In general, the trucking industry grew throughout the 1990's and peaked in 1999. A number of factors, including an economic downturn, fluctuations in fuel prices, declining asset values, limited capital, record trucking company failures and industry consolidation led to a historic reduction of 54% in trailer purchases from 1999 to 2002. In early 2003, the trailer industry started seeing signs of gradual improvement. From a net order standpoint, each month in 2003 saw an improvement over the same month in 2002. As an indicator of future production, the year ended with November and December being two of the highest net order months in nearly three years for the industry. 2003 ended with approximately 183,000 units built by the industry, a 30% improvement over 2002. The truckload market continues to consolidate and failures reached an unprecedented number of approximately 3,000 per year from 2000 to 2002, it is believed that the top 10 carriers only haul approximately 11% of the truckload market, according to the ENO Foundation.

         New truck emission regulations became effective on October 1, 2002, resulting in cleaner, yet less fuel-efficient and costlier engines. As a consequence, many trucking firms accelerated purchases of tractors prior to the effective date of the regulation, significantly reducing the historical trailer-to-tractor ratio of 1.5 to 1, to less than 1 to 1 during parts of 2002, according to ACT. We believe that a return to historical averages could result in a significant increased demand in trailers. Additional emission regulations are to become effective in 2007 and may result in similar purchasing patterns during 2006. In January 2004, regulations reducing driver hours (hours of service) for commercial motor vehicles that carry property became effective. While we expect that the effects of the regulations on our industry to be positive, it is too early to confirm.

         Wabash, Great Dane and Utility are generally viewed as the top three trailer manufacturers and have accounted for greater than 50% of new trailer market share in recent years. During the severe industry downturn in 2001 and 2002, a number of trailer manufacturers went out of business, resulting in greater industry consolidation. Despite market concentration, price competition is fierce and differentiation is primarily through superior products, customer relationships, service availability and cost.

         The following table sets forth new trailer production for the Company, its largest competitors and for the trailer industry as a whole within North
America:

                            2003     2002        2001     2000     1999     1998
                           -------  -------     -------  -------  -------  -------
WABASH(1)                   36,000   27,000      32,000   66,000   70,000   61,000
Great Dane                  41,000   33,000(2)   22,000   47,000   58,000   51,000
Utility                     24,000   18,000      16,000   29,000   31,000   27,000
Stoughton                    9,900   10,000       6,000   15,000   15,000   12,000
Other principal producers   34,000   28,000      32,000   63,000   68,000   51,000

Total Industry             183,000  140,000     140,000  271,000  306,000  279,000

(1) Does not include approximately 1,300 and 6,000 intermodal containers in 2003 and 2002, respectively.

(2)      Data revised by publisher in 2004.

         Sources: Individual manufacturer information, some of which is estimated, provided by Southern Motor Cargo Magazine (C)1999 (for 1998 data) and Trailer Body Builders Magazine (C)2003 (for 1999-2003 data). Industry totals provided by Southern Motor Cargo Magazine (C)1999 (for 1998 data) and A.C.T. Research Company, L.L.C. (for 1999-2003 data).

COMPETITIVE STRENGTHS

         We believe our core competitive strengths include:

         - LONG TERM CORE CUSTOMER RELATIONSHIPS - We are the exclusive provider of trailers to a significant number of top tier trucking companies, generating a revenue base that has helped to sustain us as one of the market leaders.

         - INNOVATIVE PRODUCT OFFERINGS - Our DuraPlate(R) proprietary technology provides what we believe to be a superior trailer to our customers and commands premium pricing. A DuraPlate(R) trailer is a composite plate trailer constructed with material containing a high density polyethylene core bonded between a high-strength steel skin. We believe that the competitive advantages of our DuraPlate(R) trailers over standard trailers include the following:

                  -        operate three to five years longer;

                  -        less costly to maintain;

                  -        lighter weight; and

                  -        higher trade-in values.

                  We have also successfully introduced innovations in our refrigerated trailers and other product lines. For example, we introduced the Duraplate(R) HD trailer and the FreightPro(R) sheet and post trailer in 2003.

         - EXTENSIVE DISTRIBUTION NETWORK - 26 factory-owned retail branch locations extend our sales network throughout North America, diversifying our factory direct sales and supporting our national service contracts.

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

PRODUCTS

         Since our inception, we have expanded our product offerings from a single truck trailer product to a broad line of trailer related transportation equipment. Our manufacturing segment specializes in the development of innovative proprietary products for our key markets. Manufacturing segment sales represented approximately 70%, 60%, and 60% of consolidated net sales in 2003, 2002 and 2001, respectively. Our current transportation equipment products include the following:

         - DuraPlate(R)Trailers. DuraPlate(R)trailers utilize a proprietary technology that consists of a composite plate wall for increased durability and greater strength. Our DuraPlate(R)trailers include our newly introduced DuraPlate(R)HD, a heavy duty version of our regular DuraPlate(R)trailers.

         - DuraPlate(R)Domestic Containers. DuraPlate(R)domestic containers utilize a proprietary technology and consist of stackable containers, carried either on flat cars or stacked two-high on special "Double-Stack" railcars.

         - Smooth Aluminum Trailers. Smooth aluminum trailers, commonly known as "sheet and post" trailers, are the standard trailer product purchased by the trucking industry. In 2003, we commercialized our new FreightPro(R)trailer to increase our focus on sheet and post trailers, which is the largest segment of the trailer market.

         - Refrigerated Trailers. Refrigerated trailers have insulating foam in the sidewalls and roof, which improves both the insulation capabilities and durability of the trailers. Our refrigerated trailers use our proprietary SolarGuard(R) technology, which we believe enables customers to achieve lower costs through reduced fuel consumption and reduced operating hours.

         - Aluminum Plate Trailers. Aluminum plate trailers utilize thicker and more durable sidewalls than standard trailers, which reduces maintenance costs and extends the trailer's life.

         - RoadRailer(R) Equipment. The RoadRailer(R) intermodal system is a patented bimodal technology consisting of a truck trailer and detachable rail "bogie" which permits a trailer to run both over the highway and directly on railroad lines.

         - Other. Our other transportation equipment includes container chassis, soft-sided trailers and converter dollies.

         Our retail and distribution segment focuses on the sale of new and used trailers and providing parts and maintenance services as described below. In September 2003, we sold certain assets of our rental and leasing business and wholesale aftermarket parts business and in December 2003 we sold a large portion of our finance portfolio.

         - New transportation equipment produced by the manufacturing segment. Additionally, we sell specialty trailers including tank trailers, dump trailers and platform trailers produced by third parties. Customers for this equipment typically purchase in smaller quantities for local or regional transportation needs. The sale of new transportation equipment through the retail branch network represented approximately 9.4%, 9.6% and 11.9% of net sales during 2003, 2002 and 2001, respectively.

         - Replacement parts and accessories and maintenance service both for our own and competitors' trailers and related equipment. This business is less cyclical than trailer sales and generally has higher gross profit margins. Management expects that the sale of aftermarket parts and maintenance service will be a growing part of its product mix as the number and age of trailers in service increases. Sales of these products and service represented approximately 11%, 14% and 15% of net sales during 2003, 2002 and 2001, respectively.

         - Used transportation equipment primarily taken in trade from our customers upon the sale of new trailers. The ability to remarket used equipment promotes new sales by permitting trade-in allowances and offering customers an outlet for the disposal of used equipment. The sale of used trailers represented approximately 7.3%, 11.3% and 8.5% of net sales during 2003, 2002 and 2001, respectively.

CUSTOMERS

         Our customer base includes many of the nation's largest truckload common carriers, leasing companies, private fleet carriers, less-than-truckload
(LTL) common carriers, and package carriers. Our five largest customers accounted for 27%, 30% and 34% of our aggregate net sales in 2003, 2002 and 2001, respectively.

         One customer, Schneider National, Inc., accounted for approximately 14% of net sales in 2003. In 2002 and 2001, J.B. Hunt Transportation Services, Inc. accounted for approximately 11% and 19% of net sales, respectively. International sales, primarily to Canadian customers, accounted for approximately 9% of net sales for each of the last three years. We have established relationships as a supplier to many large customers in the transportation industry, including the following:

         - Truckload Carriers: Schneider National, Inc.; J.B. Hunt Transport Services, Inc.; Swift Transportation Corporation; Werner Enterprises, Inc.; Heartland Express, Inc.; Crete Carrier Corporation; U.S. Xpress Enterprises, Inc.; Knight Transportation, Inc.; and Interstate Distributor Co.

         - Leasing Companies: Transport International Pool, Inc.; Penske Truck Leasing Co. LP; Wells Fargo Equipment Finance, Inc.; Xtra Lease, Inc.; and Transport Services, Inc.

         - Private Fleets: Safeway, Inc.; The Home Depot, Inc.; The Kroger Co.; and Sysco Corporation.

         - Less-Than-Truckload Carriers: Yellow Roadway, Inc.; Old Dominion Freight Lines, Inc.; SAIA Motor Freightlines, Inc.; and Vitran Express, Inc.

MARKETING AND DISTRIBUTION

         We market and distribute our products through the following channels:

         -        factory direct accounts;

         -        our factory-owned distribution network; and

         -        independent dealerships.

         Factory direct accounts are generally large fleets, over 5,000 trailers that are high volume purchasers. Historically, we have focused on the factory direct market where customers are highly aware of the life-cycle costs of trailer equipment and, therefore, are best equipped to appreciate the design and value-added features of our products. In 2003, we launched sales and marketing initiatives targeted at the mid-size fleet segment (operations with between 250 and 5,000 trailers) of the industry.

         Our factory-owned distribution network generates retail sales of trailers to smaller fleets and independent operators located in geographic regions where our branches are located. This branch network enables us to provide maintenance and other services to customers. The branch network and our Used Trailer Centers provide an outlet for used trailers taken in trade upon the sale of new trailers, which is a common practice with fleet customers.

         We also sell our products through a nationwide network of over 40 independent dealerships. The dealers primarily serve intermediate and smaller sized carriers and private fleets in the geographic region where the dealer is located and on occasion may sell to large fleets. The dealers may also perform service work for many of their customers.

RAW MATERIALS

         We utilize a variety of raw materials and components including steel, polyethylene, aluminum, lumber, tires and suspensions, which we purchase from a limited number of suppliers. Significant price fluctuations or shortages in raw materials or finished components may adversely affect our results of operations. In 2003 and for the foreseeable future, we expect that the raw materials used in the greatest quantity will be the steel, aluminum and polyethylene used in our dry freight and refrigerated trailers. Currently, all components are in ready supply. Price increases in our principal raw materials, aluminum, steel, plastic and timber, occurred during 2003 and are expected to continue into 2004. Our Harrison, Arkansas laminated hardwood floor facility provides the majority of our requirements for trailer floors.

BACKLOG

         Orders that have been confirmed by the customer in writing and can be produced during the next 18 months are included in our backlog. Orders that comprise backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $200 million and $208 million at December 31, 2003 and 2002, respectively. We expect to complete the majority of our backlog orders during 2004.

PATENTS AND INTELLECTUAL PROPERTY

         Wabash holds or has applied for 66 patents in the United States on various components and techniques utilized in our manufacture of truck trailers. In addition, we hold or have applied for 91 patents in 12 foreign countries including the European patent community. Our patents include our proprietary DuraPlate(R) product, which we believe offers us a significant competitive advantage.

         Wabash also holds or has applied for 32 trademarks in the United States as well as 28 trademarks in foreign countries. These trademarks include the Wabash(R) brand name as well as trademarks associated with our proprietary products such as the DuraPlate(R) trailer and the RoadRailer(R) trailer.

RESEARCH AND DEVELOPMENT

         Research and development expenses are charged to earnings as incurred and were approximately $2 million in each of 2003, 2002 and 2001.

ENVIRONMENTAL MATTERS

         Our facilities are subject to various environmental laws and regulations, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes, and occupational safety and health. Our operations and facilities have been and in the future may become the subject of enforcement actions or proceedings for non-compliance with such laws or for remediation of company-related releases of substances into the environment. Resolution of such matters with regulators can result in commitments to compliance abatement or remediation programs and in some cases the payment of penalties. (See Item 3 "Legal Proceedings.")

         We believe that our facilities are in substantial compliance with applicable environmental laws and regulations. Our facilities have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with these laws and regulations in both the United States and abroad. However, we currently do not anticipate that the future costs of environmental compliance will have a material adverse effect on our business, financial condition or results of operations.

EMPLOYEES

         As of December 31, 2003, we had approximately 3,300 full-time associates, compared to approximately 3,600 full-time associates as of December 31, 2002. No full-time associates were under a labor union contract as of December 31, 2003. We place a strong emphasis on employee relations through educational programs and quality improvement teams. We believe our employee relations are good.

ITEM 2--PROPERTIES

MANUFACTURING FACILITIES

         We own two trailer manufacturing facilities in Lafayette, Indiana and a trailer floor manufacturing facility, 0.5 million sq. ft., in Harrison, Arkansas. Our main facility, 1.2 million sq. ft., houses truck trailer and composite material production, tool and die operations, research laboratories, management offices and headquarters. The second Lafayette facility is 0.6 million sq. ft. We have the capacity to produce approximately 75,000 trailers annually on a three-shift, five-day work week schedule.

         We closed trailer manufacturing plants located in Ft. Madison, Iowa (255,000 sq. ft.) and Huntsville, Tennessee (287,000 sq. ft.) during 2001, and a flooring operation in Sheridan, Arkansas (117,000 sq. ft.) during 2000. These properties are held for sale and are classified in Prepaid Expenses and Other in the accompanying Consolidated Balance Sheets at both December 31, 2003 and 2002.

RETAIL AND DISTRIBUTION FACILITIES

         Retail and distribution facilities include 19 sales and service branches (three of which are leased), and seven locations that sell new and used trailers (six of which are leased). Each branch facility consists of an office, parts warehouse and service space, and each facility generally ranges in size from 20,000 to 50,000 square feet per facility. Nineteen branches are located in 13 states and seven branches are located in six Canadian provinces.

         We own a 0.3 million sq. ft. distribution facility in Lafayette, Indiana that is currently leased.

         At December 31, 2003, we have four branch properties held for sale and classified as Prepaid Expenses and Other in the accompanying Consolidated Balance Sheets.

         Wabash owned properties are subject to security interests held by our bank lenders.

ITEM 3--LEGAL PROCEEDINGS

         There are certain lawsuits and claims pending against the Company that arose in the normal course of business. None of these claims are expected to have a material adverse effect on the Company's financial position or its results of operations.

         Brazil Joint Venture

         In March 2001, Bernard Krone Industria e Comercio de Maquinas Agricolas Ltda. ("BK") filed suit against Wabash in the Fourth Civil Court of Curitiba in the State of Parana, Brazil. This action seeks recovery of damages plus pain and suffering. Because of the bankruptcy of BK, this proceeding is now pending before the Second Civil Court of Bankruptcies and Creditors Reorganization of Curitiba, State of Parana (No. 232/99).

         This case grows out of a joint venture agreement between BK and Wabash related to marketing the RoadRailer(R) trailer in Brazil and other areas of South America. When BK was placed into the Brazilian equivalent of bankruptcy late in 2000, the joint venture was dissolved. BK subsequently filed its lawsuit against the Company alleging that it was forced to terminate business with other companies because of exclusivity and non-compete clauses purportedly found in the joint venture agreement. BK asserts damages of approximately $8.4 million.

         We answered the complaint in May 2001, denying any wrongdoing. We believe that the claims asserted by BK are without merit and we intend to defend our position. We believe that the resolution of this lawsuit will not have a material adverse effect on our financial position, liquidity or future results of operations; however, at this stage of the proceeding, no assurance can be given as to the ultimate outcome of the case.

         Environmental

         In October 2003, the Company reached a verbal agreement with federal officials to resolve a federal environmental investigation related to its Huntsville, Tennessee facility. The plea agreement includes payment of a $0.4 million fine and a plea to two misdemeanor violations of the Clean Water Act. The parties expect to submit the agreement to the court for resolution in the near future. The expected resolution of this matter does not have a material impact on the Company's financial position, liquidity or future results of operations.

         In September 2003, the Company was noticed as a potentially responsible party (PRP) by the United States Environmental Protection Agency pertaining to the Motorola 52nd Street (Phoenix, Arizona) Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. PRPs include current and former owners and operators of facilities at which hazardous substances were disposed of. EPA's allegation that the

Company was a PRP arises out of the operation of a former branch facility located approximately five miles from the original site, which the Company acquired and subsequently disposed of. According to the notice, the site currently encompasses an area of groundwater contaminated by volatile organic compounds seven miles long and one mile wide. The site was placed on the National Priorities List in 1989. Motorola has been operating an interim groundwater containment remedy since 2001. The Company does not expect that these proceedings will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4--SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None to report.

PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the New York Stock Exchange (ticker symbol: WNC). The number of record holders of the Company's common stock at February 6, 2004 was 898.

         The Company has not paid cash dividends on common shares since the third quarter of 2001 and there is no assurance that dividend payments will resume in the future. Payments of cash dividends depend on future earnings, capital availability and financial condition.

         High and low stock prices for the last two years were:

                         High       Low
                        -------   -------
2002
       First Quarter    $ 12.15   $  7.16
       Second Quarter   $ 11.19   $  7.55
       Third Quarter    $  9.94   $  4.18
       Fourth Quarter   $  8.50   $  3.55
2003
       First Quarter    $  9.12   $  4.95
       Second Quarter   $ 15.11   $  6.08
       Third Quarter    $ 19.75   $ 13.78
       Fourth Quarter   $ 30.39   $ 15.97

ITEM 6--SELECTED FINANCIAL DATA

         The following selected consolidated financial data with respect to the Company for the five years in the period ended December 31, 2003, have been derived from the Company's consolidated financial statements. The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere herein.

                                                                     Years Ended December 31,
                                              ----------------------------------------------------------------------
                                                2003        2002          2001(1)          2000             1999
                                              ---------   ---------      ---------      -----------      -----------
                                                       (Dollar amounts in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales                                     $ 887,940   $ 819,568      $ 863,392      $ 1,332,172      $ 1,454,570
Cost of sales                                   810,746     777,117(4)     972,105(2)     1,216,205(3)     1,322,852
Loss on asset impairment                         28,500       2,000         10,500                -                -
                                              ---------   ---------      ---------      -----------      -----------

   Gross profit (loss)                           48,694      40,451       (119,213)         115,967          131,718
Selling, general and administrative expenses     57,716      77,398         82,325           55,874           50,796
Restructuring charge                                  -       1,813         37,864           36,338                -
                                              ---------   ---------      ---------      -----------      -----------

   Income (loss) from operations                 (9,022)    (38,760)      (239,402)          23,755           80,922
Interest expense                                (30,162)    (30,873)       (21,292)         (19,740)         (12,695)
Trade receivable facility costs                  (1,022)     (4,072)        (2,228)          (7,060)          (5,804)
Foreign exchange gains and losses, net            5,291           5         (1,706)               -                -
Equity in losses of unconsolidated affiliate          -           -         (7,668)          (3,050)          (4,000)
Restructuring charges                                 -           -         (1,590)          (5,832)               -
Loss on debt extinguishment                     (19,840)     (1,314)             -                -                -
Other, net                                       (2,472)      3,546         (1,139)             877            6,310
                                              ---------   ---------      ---------      -----------      -----------

   Income (loss) before income taxes            (57,227)    (71,468)      (275,025)         (11,050)          64,733
Income tax provision (benefit)                        -     (15,278)       (42,857)          (4,314)          25,891
                                              ---------   ---------      ---------      -----------      -----------

   Net income (loss)                          $ (57,227)  $ (56,190)     $(232,168)     $    (6,736)     $    38,842
                                              =========   =========      =========      ===========      ===========

Basic earnings (loss) per common share        $   (2.26)  $   (2.43)     $  (10.17)     $     (0.38)     $      1.60
                                              =========   =========      =========      ===========      ===========

Diluted earnings (loss) per common share      $   (2.26)  $   (2.43)     $  (10.17)     $     (0.38)     $      1.59
                                              =========   =========      =========      ===========      ===========

Cash dividends declared per common share      $       -   $       -      $    0.09      $      0.16      $    0.1525
                                              =========   =========      =========      ===========      ===========

(1) The 2001 amounts reflect the results of operations for the 10 branches acquired in January 2001.

(2) Includes used trailer inventory valuation charges of $62.1 million, a restructuring related charge of $3.7 million, and loss contingencies related to the Company's leasing operations of $27.4 million.

(3) Includes a $4.5 million charge related to the Company's restructuring activities.

(4) Includes used trailer valuation charges of $5.4 million and $2.8 million for equipment impairment charges.

                                                                 Years Ended December 31,
                                                      ------------------------------------------------
                                                        2003      2002      2001      2000      1999
                                                      --------  --------  --------  --------  --------
                                                                (Dollar amounts in thousands)
BALANCE SHEET DATA:
Working capital                                       $ 41,970  $ 55,052  $111,299  $270,722  $228,751
Total equipment leased to others & finance contracts    32,069   132,853   160,098   108,451   130,626
Total assets                                           397,036   565,569   692,504   781,614   791,291
Total debt and capital lease obligations               227,316   346,857   412,017   238,260   167,881
Stockholders' equity                                    22,162    73,984   130,985   367,233   379,365

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2003, and our capital resources and liquidity as of December 31, 2003 and 2002. Our discussion begins with our assessment of the condition of the North American trailer industry along with a summary of the actions we have taken to reposition the Company. We then analyze the results of our operations for the last three years, including the trends in the overall business and our operations segments, followed by a discussion of our cash flows and liquidity, capital markets events and transactions, our new credit facility, and contractual commitments. We then provide a review of the critical accounting judgments and estimates that we have made which we believe are most important to an understanding of our MD&A and our consolidated financial statements. These are the critical accounting policies that affect the recognition and measurement of our transactions and the balances in our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

         The Company has two reportable segments: manufacturing and retail and distribution. The manufacturing segment produces trailers which are sold to customers who purchase trailers directly or through independent dealers and to the retail and distribution segment. The retail and distribution segment includes the sale and leasing of new and used trailers, as well as the sale of aftermarket parts and service through its retail branch network.

EXECUTIVE SUMMARY

         The North American trailer industry rebounded in 2003 after three consecutive years of declining demand for new trailer units. The trucking industry confronting an economic downturn, dramatic increases in fuel, insurance, labor and EPA compliances cost and weak capitalization reduced trailer purchases from a high of approximately 306,000 in 1999 to approximately 140,000 units in 2002, a 54% decline in demand. Demand recovered to approximately 183,000 units in 2003, which as an annual rate approximates the industry replacement rate. During the last three years, our market share of new trailers declined from 23% in 2001 to 20% in 2003.

         In response to the significant industry deterioration, we implemented a comprehensive plan to scale our operations to meet demand and to survive. Actions included:

         -        changed senior management;

         -        rationalized manufacturing capacity - closing two plants;

         - reduced manufacturing cost structure through continuous improvement initiatives that focused on safety, quality, productivity, and product and process standardization;

         - reduced used trailer inventories - from approximately $110 million or 11,500 units as of September 2000 to $12 million or 2,200 units as of December 31, 2003;

         - resolved legacy trade practices - reducing open trade commitments to approximately $6 million as of December 31, 2003;

         -        divested our European operations;

         - rationalized retail and distribution capacity - closing 12 locations; and

         -        improved working capital management.

         These actions resulting in net losses of $57 million in 2003, $56 million in 2002 and $232 million in 2001, set the stage for:

         - selling certain assets of our rental and leasing business and our wholesale parts business, former branch properties and a large portion of our finance portfolio - proceeds totaling approximately $75 million used to reduce on and off balance sheet debt;

         - refinancing our debt through the sale of $125 million of 3.25% senior unsecured convertible notes and the completion of a three-year $222 million bank facility - extended required repayment terms and significantly reducing interest rates;

         - continuing the streamlining of the retail and distribution organization - closing 12 locations; and

         - achieving manufacturing margins exceeding those attained in 1999, the recent high point of the production cycle.

         Charges totaling approximately $51 million were incurred in connection with those initiatives.

         Entering 2004, we believe that Wabash is well positioned to fully participate in improving general and trucking industry conditions.

OPERATING PERFORMANCE

         We measure our operating performance in four key areas - Safety, Quality, Productivity and Cost Reduction. Our objective, be better tomorrow than we are today, is simple, straightforward and easily understood by all our associates.

         - Safety. We have achieved a four-fold improvement in the total reportable incident rate since June 2002; our safety metrics have improved each quarter for six straight quarters. We believe improved safety translates into higher labor productivity and lower costs as a result of less time missed due to injuries.

         -        Quality. We measure our quality performance in terms of:

                  - First pass yield: How many units pass all inspection criteria without requiring rework? Our first pass yield metrics have improved from 20% to 88% during 2003.

                  - On Time Delivery: Are we meeting our delivery commitments to customers? In the third quarter of 2003, we attained 100% and continue to operate at that rate.

                  - Warranty: We measure, among other things, the number and severity of warranty claims. While improvements are being noted and we are encouraged by the results, a longer term perspective is required before declaring success.

         - Productivity. We measure productivity on many fronts. Some key indicators include production line speed, man-hours per trailer and inventory levels. Improvements in these areas translate into:

                  - Increased availability capacity which we estimated to be over 75,000 units annually based on a three-shift, five-day work week.

                  - Reduced work in process inventory which is currently $4 million compared to $14 million at the beginning of the year.

                  - Increased inventory turnover which is currently about nine turns per year compared to approximately six turns in 2002.

                  - Cost Reduction. During 2002, we introduced our continuous improvement initiative (CI). As of December 2003, we believe CI has become a way of life. Since introduction, over 250 CI events have been completed.

INDUSTRY TRENDS

         To monitor the state of the industry we evaluate a number of indicators related to trailer manufacturing and to the transportation industry. Information is obtained from sources such as ACT Research Co., LLC (ACT), American Trucking Association (ATA), Cass Logistics, and Eno Transportation Foundation. Trends we are currently seeing include:

         - Improvement in the number of units shipped by the U.S. trailer industry. After reaching a high of over 300,000 units shipped in 1999, shipments declined to approximately 140,000 units in 2001. Unit shipments were approximately 183,000 in 2003 and ACT is estimating that 2004 shipments will be approximately 247,000 units.

         - Increasing age of motor carrier trailer fleets. For the three-year period 2000 to 2002, the average age of trailer fleets have increased from approximately 44 months to 54 months as many motor carriers have deferred purchases. This trend suggests to us that there is a pent-up replacement demand for trailers.

         - Increasing rate of new trailer orders. Quarterly industry order placements have been in the 10,000 to 15,000 units range for the last six quarters. In the fourth quarter of 2003, the rate was approximately 20,000 units.

         - Other developments and our view of their potential impact on the industry include:

                  - 2007 Emission Standards could result in improved demand for trailers in 2004, 2005 and part of 2006 in advance of motor carriers focusing capital spending on tractors in advance of the regulations going into effect. A similar pattern occurred in advance of the October 2002 enactment of emission standards.

                  - Technology advances in trailer tracking and route management implemented by motor carriers are improving trailer utilization and lower trailer-to-tractor ratios and could result in reduced trailer demand.

                  - Federal Hours-of-Service Rules became effective January 4, 2004. Based on the assessment of a large truck load carrier these will negatively impact driver productivity. In our view, this could result in increased demand for trailers but it is too early to confirm.

RESULTS OF OPERATIONS

         The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                                Percentage of Net Sales
                                                Years Ended December 31,
                                               2003      2002        2001
                                              ------    ------      ------
Net sales                                      100.0%    100.0%      100.0%
Cost of sales                                   91.3      94.8(1)    112.6(2)
Loss on asset impairment                         3.2       0.3         1.2
                                              ------    ------      ------

           Gross profit (loss)                   5.5       4.9       (13.8)
General and administrative expense               4.2       6.6         6.6
Selling expense                                  2.3       2.8         2.9
Restructuring charge                               -       0.2         4.4
                                              ------    ------      ------

           Loss from operations                 (1.0)     (4.7)      (27.7)
Interest expense                                (3.4)     (3.8)       (2.5)
Trade receivables facility costs                (0.1)     (0.5)       (0.3)
Foreign exchange losses, net                     0.6         -        (0.2)
Equity in losses of unconsolidated affiliate       -         -        (0.9)
Restructuring charge                               -         -        (0.2)
Loss on extinguishment                          (2.2)     (0.2)          -
Other income (expense), net                     (0.3)      0.5        (0.1)
                                              ------    ------      ------

           Loss before income taxes             (6.4)     (8.7)      (31.9)
Income tax benefit                                 -      (1.8)       (5.0)
                                              ------    ------      ------

           Net loss                             (6.4)%    (6.9)%     (26.9)%

(1) Includes used trailer valuation charges of $5.4 million and $2.8 million for loss contingencies.

(2) Includes used trailer inventory valuation charges of $62.1 million (7.2%), a restructuring related charge of $3.7 million (0.4%), and loss contingencies related to the Company's leasing operations of $27.4 million (3.2%).

2003 COMPARED TO 2002

NET SALES

         Net sales improved 8% from 2002. Base upon ACT data, the first quarter of 2002 is believed to have been the low point of the industry downturn that began in 2000. By business segment, net external sales and related units sold were as follows (dollars in millions):

                              Years Ended December 31,
                            ----------------------------
                              2003      2002    % Change
                            --------  --------  --------
Net Sales by segment:
   Manufacturing            $  620.1  $  492.3        26%
   Retail and Distribution     267.8     327.3       (18)
                            --------  --------
Total                       $  887.9  $  819.6         8%
                            ========  ========

New trailer units:
   Manufacturing              36,900    30,900        19%
   Retail and Distribution     4,100     3,600        14
                            --------  --------
Total                         41,000    34,500        19%
                            ========  ========

Used trailer  units           11,700    17,600       (34)%
                            ========  ========

 The manufacturing segment's sales improvement was driven by demand for new trailers and improved product mix. Average selling price increased 4.7% primarily due to product mix: for example, we sold approximately 5,000 fewer lower priced containers and chassis in 2003 compared to 2002.

         The decrease in the retail and distribution segment's net sales reflects:

         - used trailer sales decline of $27.5 million as unit sales fell 34% due to completing the disposition of excess inventories during 2002 and the impact of closing certain locations;

         - the sale of certain assets of the aftermarket parts distribution business and the trailer rental and leasing business in September 2003 primarily accounts for $27.7 million of the sales decline;

         - branch parts and services sales decline of $8.7 million primarily due to closing full service branches; offset by

         - new trailer sales increase of $4.4 million due to a 19% increase in equivalent store units sold, offset partially by the impact of closing certain locations.

GROSS PROFIT (LOSS)

         Gross profit as a percent of sales was 8.7% for 2003 compared to 5.2% in 2002, before asset impairment charges of $28.5 million and $2.0 million in 2003 and 2002, respectively. The 2003 asset impairment charge was taken on certain assets of the rental and leasing and aftermarket parts businesses. A summary of gross profit by segment follows (in millions):

                                    Years Ended December 31,
                                 -----------------------------
                                   2003       2002    $ Change
                                 --------   --------  --------
Gross Profit (Loss) by segment:
   Manufacturing                 $   59.1   $   20.8  $   38.3
   Retail and Distribution          (10.9)      19.7     (30.6)
   Eliminations                       0.5        0.0       0.5
                                 --------   --------  --------
Total Gross Profit               $   48.7   $   40.5  $    8.2
                                 ========   ========  ========

         The manufacturing segment's gross profit increased due to higher volumes and improved product mix, coupled with realizing cost savings driven by our continuous improvement initiatives. The segment's 2003 gross profit percentage of 9.5% exceeded the 8.9% attained in 1999, the most recent production cycle peak.

         The retail and distribution segment's gross profit for 2003 was negatively impacted by the $28.5 million asset impairment charge and $3.9 million in trailer valuation charges. Gross profit for 2002 was negatively impacted by $4.8 million in loss contingencies and asset impairment charges related to equipment held for lease and $5.4 million in used trailer valuation charges. Additionally, the lower gross profit resulted from lower margins on used trailer sales and the impact of selling certain assets of the rental and leasing and aftermarket parts businesses in September 2003. New trailers margins held steady in relation to 2002.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses decreased $16.5 million to $37.4 million for 2003, compared to $53.9 million for the same period in 2002. The 2003 expense included $2.6 million in debt restructuring costs, $0.9 million related to the branch closings, offset in part by a $0.8 million recovery of VAT taxes. The 2002 expense included $10.6 million in bad debt expense mainly related to the finance and leasing businesses, $2.2 million in severance accruals, $1.9 million in write-downs related to the disposition of the Company's airplane and $1.2 million in debt restructuring costs.

SELLING EXPENSES

         Selling expenses decreased $3.2 million to $20.3 million in 2003, compared to $23.5 million in 2002. The decrease primarily reflects the impact of retail branch closings and the September 2003 sale of certain assets of our trailer rental and leasing and aftermarket parts businesses.

OTHER INCOME (EXPENSE)

         Interest expense totaled $30.2 million for 2003, a decrease of $0.7 million from the prior year. Through the first three quarters of 2003, interest expense exceeded that of 2002 due to higher interest rates and increased amortization of debt costs resulting from debt restructurings in 2002 and 2003. The debt refinancing and assets sales during the second half of 2003 resulted in lower interest rates and average borrowings, respectively.

         Trade receivables facility costs declined as 2002 included $3.3 million in facility restructuring costs.

         Foreign exchange gains and losses, net were gains of $5.3 million for 2003, primarily occurring in the first six months of the year reflecting a strengthening of the Canadian dollar compared to the U.S. dollar.

         Loss on debt extinguishment of $19.8 million in 2003 primarily represents the additional costs associated with the early extinguishment of the Company's Senior Series Notes and Bank Debt.

         Other, net for 2003 was a net expense of $2.5 million compared to a net income of $3.5 million for the same period in 2002. The 2003 period included a $3.2 million loss on the sale of a large portion of the Company's finance portfolio, $1.3 million charge for the settlement of a legacy RoadRailer(R) transaction and a $0.8 million loss on the sale of certain assets, offset in part by gains of $2.9 million on the sale of closed branch properties. The 2002 period included gains on the sale of closed branch properties.

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

2002 COMPARED TO 2001

         Net loss for 2002 was $56.2 million compared to $232.2 million in 2001. This improvement reflects a leveling off of new trailer sales and the impact on 2001 restructuring charges and losses related to used trailers.

NET SALES

         The Company finished 2002 with consolidated net sales of approximately $819.6 million compared to $863.4 million in 2001. This decrease was the result of lower net sales in both the manufacturing and retail and distribution segments.


                                  Years Ended December 31,
                                ----------------------------
                                  2002      2001    % Change
                                --------  --------  --------
                                (Dollar amounts in millions)
Net External Sales by segment:
       Manufacturing            $  492.3  $  518.2        (5%)
       Retail and Distribution     327.3     345.2        (5%)
                                --------  --------
Total                           $  819.6  $  863.4        (5%)
                                ========  ========

New trailer units:
       Manufacturing              30,900    31,000        (0%)
       Retail and Distribution     3,600     6,100       (41%)
                                --------  --------
Total                             34,500    37,100        (7%)
                                ========  ========

Used trailer units                17,600    11,500        53%
                                ========  ========

         The manufacturing segment's net external sales decreased $25.9 million in 2002 compared to 2001 primarily driven by a 4.8% decrease in the average selling price per new trailer sold from approximately $16,700 in 2001 to approximately $15,900 in 2002, reflecting a product mix that included approximately 7,400 units of lower priced containers and chassis. The selling price per unit in 2002 for non-container units was approximately $16,900.

         The retail and distribution segment's net external sales decreased $17.9 million in 2002 compared to 2001. This decrease was primarily driven by a 41.0% decrease in new units. The decrease in new units sold reflects market conditions and the Company's focus on reducing used trailer inventories. This decrease was partially offset by increases in used units sold and the selling price per new unit (approximately $21,900 in 2002 versus $16,800 in 2001). The Company's emphasis on reducing used trailer inventory resulted in a 17.5% decrease in revenues per unit from approximately $6,300 in 2001 to $5,200 in 2002. The total number of branch locations as of December 31, 2002 was 39 as compared to 47 as of December 31, 2001.

GROSS PROFIT (LOSS)

         The Company finished 2002 with gross profit (loss) as a percent of sales of 4.9% on a consolidated basis as compared to (13.8%) in 2001. As discussed below, both of the Company's segments contributed to this increase.

                                    Years Ended December 31,
                                  -----------------------------
                                    2002      2001     $ Change
                                  --------  --------   --------
                                  (Dollar amounts in millions)
Gross Profit (Loss) by Segment:
         Manufacturing            $   20.8  $  (73.9)  $   94.7
         Retail and Distribution      19.7     (47.6)      67.3
         Eliminations                  0.0       2.3       (2.3)
                                  --------  --------   --------
Total Gross Profit (Loss)         $   40.5  $ (119.2)  $  159.7
                                  ========  ========   ========

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

GENERAL AND ADMINISTRATIVE

         General and administrative expenses decreased $3.1 million to $53.9 million in 2002, compared to $57.0 million in 2001. This decrease was primarily due to a reduction of $10.3 million in bad debt expense representing improved collection efforts and significant write-offs taken in 2001. The decrease in bad debt expense was offset in part by increases of $3.6 million in professional fees and $3.0 million in severance related to branch closings and former corporate employees.

RESTRUCTURING EXPENSE

         Restructuring expenses decreased $36.1 million to $1.8 million in 2002, compared to $37.9 million in 2001. The 2002 expense represented additional fair market value adjustments to closed manufacturing locations which are held for sale related to 2000 and 2001 restructuring actions. The 2001 expense primarily related to asset write-downs for the Scott County, Tennessee and Fort Madison, Iowa manufacturing facilities and Montebello, California parts distribution center taken as part of the 2001 restructuring.

OTHER INCOME (EXPENSE)

         Interest expense totaled $30.9 million and $21.3 million for the years ended December 31, 2002 and 2001, respectively. This increase was primarily due to higher interest rates on the Company's Senior Notes and Bank debt resulting from the debt restructuring in April 2002, interest on capital leases that were entered into during the fourth quarter of 2001 and significantly higher amortization from deferred debt costs in connection with the debt restructuring, offset in part by reduced overall borrowings in 2002.

         Trade receivables facility costs related to the Company's accounts receivable securitization facility, increased to $4.1 million in 2002 from $2.2 million in 2001 primarily as a result of $3.3 million in costs incurred with restructuring the facility in April 2002, offset in part by an absence of borrowings under the restructured facility from April to December 2002.

         Foreign currency transaction loss, net was $1.7 million for the year ended December 31, 2001.

         Loss on debt extinguishment of $1.3 million in 2002 represents fees and the write-off of deferred debt issuance costs associated with the April 2002 debt restructuring.

         Other, net was income of $3.5 million in 2002 compared to expense of $1.1 million in 2001. The increase primarily includes gains on sales of closed branch locations.

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

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE

         Today, our capital structure is primarily supported by debt as a result of the significant losses incurred during the years 2000 through 2003. Significant improvements have been made over the last three years and in 2003 we were able to stabilize our financial footing through a series of asset sales, branch network reorganization, debt refinancing and the conversion of preferred shares. These actions, described below, resulted in repayment or refinancing of essentially all of our indebtedness, increased our financial flexibility and substantially reduced the effective rate on borrowings. Our objective is to generate operating cash flows sufficient to satisfy normal requirements for working capital and capital expenditures and to better balance the mix of debt and equity in our capital structure.

Asset Sales

         On September 19, 2003, we completed the sale of certain of the assets of our trailer leasing and rental and aftermarket parts businesses for approximately $53.5 million in cash. Net proceeds from the sale were used to repay a portion of the Company's outstanding indebtedness. Loss on the disposition amounted to $29.3 million, including a $28.5 million asset impairment charge recorded in the second quarter of 2003.

         In the fourth quarter of 2003, we completed the sale of a large portion of our finance contracts. Proceeds of approximately $12.2 million were used to reduce outstanding debt. The sale resulted in a loss of $4.1 million, including a $0.9 million debt extinguishment charge.

         During 2003, we realized proceeds of approximately $6 million from the sale of 6 branch properties.

Branch Network Reorganization

         In the third quarter of 2003, we closed 12 retail branch locations and closed our Lafayette Modification Center in the fourth quarter. We currently operate 19 full service branches, four retail only branches and three used trailer centers. The closings reduced branch headcount by 20% and yielded an annualized cost savings of approximately $5 million. We recorded a charge in the third quarter of approximately $2 million in connection with the closings.

Debt Refinancing

         On August 1, 2003, we completed the sale of $125 million of 3.25% five-year senior unsecured convertible notes, which are currently convertible into approximately 6.5 million shares of the Company's common stock. The net proceeds were used to repay a portion of our outstanding indebtedness. The notes have a conversion price of $19.20 or a rate of 52.0833 shares per $1,000 principal amount of note. If the notes convert, the number of shares of our common stock outstanding would increase by approximately 24%. The notes bear interest at 3.25% per annum payable semi-annually on February 1 and August 1. If not converted, the balance will become due on August 1, 2008. Costs associated with the transaction amounted to approximately $4.2 million and are being amortized over the term of the notes.

         On September 23, 2003, we entered into a $222.1 million three-year asset-based loan arrangement that includes a $47.1 million term loan (bank term loan) and a $175 million revolver (bank revolver). The new financing replaced existing indebtedness and is expected to substantially lower our cost of debt as a result of lower interest rates on borrowings. Our current effective interest rate is approximately 4% compared to approximately 10% under our previous borrowing arrangements.

         The bank term loan is secured by property, plant and equipment. The bank revolver is secured by inventory and accounts receivable and the amount available to borrow varies in relation to the balances of those accounts.

         Interest on the bank term loan is variable, based on the London Interbank Offer Rate (LIBOR) plus 300 basis points, decreasing to 275 basis points after six months, or the bank's alternative rate, as defined in the agreement. Interest on the bank revolver is at LIBOR plus 275 basis points, decreasing to 250 basis points after six months, or the bank's alternative rate, as defined in the agreement. We pay a commitment fee on the unused portion of the facility at a rate of 37.5 basis points per annum. Costs associated with the transaction amounted to approximately $4.4 million and are being amortized over the term of the loan.

The bank term loan requires a $5.0 million principal payment on January 1, 2004 and quarterly principal payments of $1.7 million commencing on January 1, 2004, with the balance due on September 23, 2006. The January 1, 2004 payments were made on December 31, 2003. The bank revolver is due on September 23, 2006. Beginning in March 2005, excess cash flow, as defined, is required to be used to reduce term loan indebtedness.

         The refinancing resulted in debt extinguishment charges of approximately $18.9 million.

Preferred Share Conversion

         In December of 2003, we forced the conversion of preferred shares with a redemption value of approximately $17.6 million into approximately 823,000 shares of common stock. The transaction will save approximately $1 million in annual mandatory dividend payments.

Cash Flow

         Operating activities provided $41.8 million in cash during 2003 compared to providing $104.3 million during 2002. Operating activities for 2003 saw further reductions in new and used trailer and work in process inventories, net cash flows from income after adjusting for non-cash items and accounts payable timing, offset by increased levels of accounts receivable associated with strong December sales. The 2002 period benefited from reduced accounts receivables, inventories, the collection of tax refunds and accounts payable timing. Accounts receivable, net were $66.6 million and $34.4 million as of December 31, 2003 and 2002, respectively. Days sales outstanding (DSO) were approximately 27 in 2003 compared to 15 in 2002 reflecting strong end-of-year sales. Inventory balances were reduced approximately $50 million in 2003. Inventory turns increased to approximately nine in 2003 compared to approximately six in 2002.

         Investing activities provided $76.8 million in cash during 2003 primarily due to the asset sales discussed previously along with the impact of our decision not to reinvest in our financing and leasing businesses.

         Net cash used in financing activities of $141.7 million during 2003 was primarily for the repayment of debt from the proceeds of asset sales of $75.5 million with the remainder coming from operating cash flows and available cash balances.

Capital Expenditures

         Capital spending amounted to approximately $6.5 million for 2003 and is anticipated to be approximately $10 million for 2004. Spending is focused on productivity improvement and capacity maintenance.

Outlook

         The industry recovery that began in 2003 is expected to accelerate in 2004 as production of trailers is anticipated to increase from approximately 183,000 units to approximately 247,000 units based on ACT estimates. The expansion in production is predicated on a number of factors including improving general economic conditions, pent-up trucking industry demand for replacement units as the average age of trailer fleets increases and Department of Transportation regulations regarding driver hours (hours of service) that may require additional trailers to maintain driver productivity.

         We expect to participate in the industry growth because our core customers are among the dominant participants in the trucking industry, our DuraPlate(R) trailer continues to have increased market acceptance and penetration and we are expanding our presence into the middle market carriers - approximately 1,250 carriers with fleet sizes ranging from 250 to 5,000 units.

         We believe that Wabash is well positioned to benefit from an increased demand for trailers because of the improvements that have been made over the last three years. As a result of our continuous improvement initiatives, we have reduced the total cost of producing a trailer and effectively increased production capacity. Additionally, we have become much more efficient in the use of working capital. Key to 2004 will be our ability to counter the effects of price volatility in our principal raw materials, aluminum, steel, plastic and timber with productivity gains and selective selling price increases.

         As of December 31, 2003, our liquidity position, cash on hand and available borrowing capacity amounted to approximately $44 million and debt and lease obligations, both on and off the balance sheet, amounted to approximately $239 million (including $12 million not on the balance sheet). We expect that in 2004, Wabash will be able to generate sufficient cash flow from operations to fund working capital and capital spending requirements and to further reduce indebtedness.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         A summary of payments of the Company's contractual obligations and commercial commitments, both on and off balance sheet, as of December 31, 2003 are as follows:

               $ Millions                  2004     2005     2006     2007     2008    Thereafter    Total
----------------------------------------  -------  -------  -------  -------  -------  -----------  --------
DEBT (excluding interest):
           Senior Convertible Notes       $     -  $     -  $     -  $     -  $ 125.0  $         -  $  125.0
           Bank Revolver                        -        -     60.3        -        -            -      60.3
           Bank Term Loan                     5.1      6.7     25.0        -        -            -      36.8
           Other Notes Payable                2.3      2.3      0.6        -        -            -       5.2
                                          -------  -------  -------  -------  -------  -----------  --------
                   TOTAL DEBT             $   7.4  $   9.0  $  85.9  $     -  $ 125.0  $         -  $  227.3
                                          =======  =======  =======  =======  =======  ===========  ========

OTHER:
           Currency Forward Contracts     $   3.9  $     -  $     -  $     -  $     -  $         -  $    3.9
           Operating Leases                   6.1      3.8      3.1      1.9      1.5          0.1      16.5
                                          -------  -------  -------  -------  -------  -----------  --------
                   TOTAL OTHER            $  10.0  $   3.8  $   3.1  $   1.9  $   1.5  $       0.1  $   20.4
                                          =======  =======  =======  =======  =======  ===========  ========

OTHER COMMERCIAL COMMITMENTS:
Letters of Credit                         $   7.0  $     -  $     -  $     -  $     -  $         -  $    7.0
Purchase Commitments                         20.4     15.0     15.0        -        -            -      50.4
Residual Guarantees                           5.3      5.0      9.7      5.0        -            -      25.0
                                          -------  -------  -------  -------  -------  -----------  --------
                                          $  32.7  $  20.0  $  24.7  $   5.0  $     -  $         -  $   82.4
                                          =======  =======  =======  =======  =======  ===========  ========

TOTAL OBLIGATIONS                         $  50.1  $  32.8  $ 113.7  $   6.9  $ 126.5  $       0.1  $  330.1
                                          =======  =======  =======  =======  =======  ===========  ========

         Residual Guarantees represent purchase commitments related to certain new and used trailer transactions as well as certain production equipment. We also have purchase options of $78.0 million on the aforementioned trailers and equipment. To the extent that the value of the underlying property is less than the residual guarantee and the value is not expected to be recovered, we have recorded a loss contingency.

         Purchase Commitments primarily represent minimum purchase commitments under a parts purchase agreement we entered into in connection with the sale of certain assets of our aftermarket parts distribution business. We are required to purchase $45 million in parts over the next three years with a minimum of $15 million per year. The purchase price for the parts will be at current market prices, will not exceed business requirements and is subject to certain performance requirements.

         Operating leases represent the total future minimum lease payments for off balance sheet debt.

OFF-BALANCE SHEET TRANSACTIONS

         We had no off-balance sheet financing transactions in 2002 and 2003. As of December 31, 2003, we have operating leases with future minimum lease payments of $16.5 million, as disclosed in the preceding table.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

         Our significant accounting policies are more fully described in Footnote 2 to our consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

We consider an accounting estimate to be critical if:

         - it requires us to make assumptions about matters that were uncertain at the time we were making the estimate; and

         - changes in the estimate or different estimates that we could have selected would have had a material impact on our financial or results of operations.

         The table below presents information about the nature and rationale for Wabash's critical accounting estimates:

                         CRITICAL ESTIMATE       NATURE OF ESTIMATES                     ASSUMPTIONS/
 BALANCE SHEET CAPTION         ITEM                    REQUIRED                         APPROACHES USED               KEY FACTORS
-----------------------  -----------------  ------------------------------  -------------------------------------  -----------------
Accrued liabilities and  Warranty           Estimating warranty requires    We base our estimate on historical     Failure rates and
other long-term                             us to forecast the resolution   trends of units sold and payment       estimated repair
liabilities                                 of existing claims and          amounts, combined with our current     costs
                                            expected future claims on       understanding of the status of
                                            products sold.                  existing claims, recall campaigns and
                                                                            discussions with our customers.

Accounts Receivable -    Allowance for      Estimating the allowance for    We base our estimates on historical    Customer
allowance for doubtful   doubtful           doubtful accounts requires us   experience, the time an account is     financial
accounts                 accounts           to estimate the financial       outstanding, customer's financial      condition
                                            capability of customers to pay  condition and information from credit
                                            for products.                   rating services.

Inventory                Lower of cost or   We evaluate future demand for   Estimates are based on recent sales    Market conditions
                         market             products, market conditions     data, historical experience, external
                         write-downs        and incentive programs.         market analysis and third party        Product type
                                                                            appraisal services.

Property, plant and      Valuation of       We are required from            We estimate cash flows using internal  Future production
equipment, goodwill and  long-lived         time-to-time to review the      budgets based on recent sales data,    estimates
other long-term assets   assets and         recoverability of certain of    and independent trailer production
                         investments        our assets based on             volume estimates.                      Discount rate
                                            projections of anticipated
                                            future cash flows, including                                           Asset carrying
                                            future profitability                                                   value
                                            assessments of various product
                                            lines.

Deferred income taxes    Recoverability of  We are required to estimate     We use historical and projected        Tax law changes
                         deferred tax       whether recoverability of our   future operating results, based upon
                         assets - in        deferred tax assets is more     our business plans, including a        Variances in
                         particular, net    likely than not based on        review of the eligible carry-forward   future projected
                         operating loss     forecasts of taxable earnings.  period, tax planning opportunities     profitability,
                         carry-forwards                                     and other relevant considerations.     including by
                                                                                                                   taxing entity

         In addition, there are other items within our financial statements that require estimation, but are not as critical as those discussed above. Changes in estimates used in these and other items could have a significant effect on our consolidated financial statements. The determination of the market value of new and used trailers is subject to variation particularly in times of rapidly changing market conditions. A 5% change in the valuation of our inventories would be approximately $4 million.

OTHER

     INFLATION

         We have historically been able to offset the impact of rising costs through productivity improvements as well as selective price increases. As a result, inflation has not had, and is not expected to have a significant impact on our business.

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

         Derivatives

         In April 2003, the FASB issued Statement of Financial Accounting (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring contracts with similar characteristics to be accounted for comparably. The adoption of SFAS No. 149, effective for contracts entered into or modified after June 30, 2003, did not have any effect on financial position, results of operations, or cash flow.

         Financial Instruments

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 may require that those instruments be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the interim period beginning after June 15, 2003. We currently have no such instruments.

CUSTOMER CREDIT RISK

         We sublease certain highly specialized RoadRailer(R) equipment to Grupo Transportation Marititma Mexicana SA (TMM), who is experiencing financial difficulties. Due to the nature of the equipment, recovery value is considered to be minimal. As of December 31, 2003, we have approximately $5.6 million of leased equipment with TMM recorded as Equipment Leased to Others on the Consolidated Balance Sheets. The obligation is current and as a result no provision for loss has been recorded.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In addition to the risks inherent in its operations, the Company has exposure to financial and market risk resulting from volatility in commodity prices, interest rates and foreign exchange rates. The following discussion provides additional detail regarding the Company's exposure to these risks.

     a.  Commodity Price Risks

         The Company is exposed to fluctuation in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and virgin plastic pellets. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. The Company may manage aluminum price changes by entering into fixed price contracts with its suppliers. As of December 31, 2003, the Company had outstanding purchase commitments of approximately $5.4 million. Because the Company typically does not set prices for its products in advance of its commodity purchases, it can take into account the cost of the commodity in setting its prices for each order. To the extent that the Company is unable to offset the increased commodity costs in its product prices, the Company's results would be materially and adversely affected.

     b.  Interest Rates

         As of December 31, 2003, the Company had approximately $97.1 million of floating rate debt outstanding under its various financing agreements. A hypothetical 100 basis-point increase in the floating interest rate from the current level would correspond to approximately a $1.0 million increase in interest expense over a one-year period. This sensitivity analysis does not account for the change in the Company's competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

     c.  Foreign Exchange Rates

         The Company is subject to fluctuations in the Canadian dollar exchange rate that impact intercompany transactions between the Company and its Canadian subsidiary, as well as U.S. denominated transactions between the Canadian subsidiaries and unrelated parties. A five cent change in the Canadian exchange rate would result in an approximately $0.3 million impact on results of operations. In July 2003, the Company began purchasing Canadian dollar foreign currency forward contracts in an effort to mitigate potential Canadian currency fluctuation impact on working capital requirements. As of December 31, 2003, the Company had outstanding $3.9 million in forward contracts to be settled in various increments over the next seven months. The contracts are marked-to-market and not subject to hedge accounting. The Company does not hold or issue derivative financial instruments for speculative purposes.

ITEM 7B - RISK FACTORS

         You should carefully consider the risks described below in addition to other information contained or incorporated by reference in this Report before investing in our securities. Realization of any of the following risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

RISKS RELATED TO OUR BUSINESS, STRATEGY AND OPERATIONS

WE HAVE NOT GENERATED PROFITABILITY IN RECENT PERIODS.

         Wabash incurred significant net losses during the last three years. We have reported net losses of $232.2 million, $56.2 million and $57.2 million for the years ended December 31, 2001, 2002 and 2003, respectively. Our ability to achieve and sustain profitability in the future will depend on the successful implementation of measures to reduce costs and achieve sales goals. While we have taken steps to improve cost performance, lower operating costs and reduce interest expense, and have seen our sales improve in the recent periods, we cannot assure you that our cost-reduction measures will be successful, sales will be sustained or increased or that we can achieve a sustained return to profitability.

OUR INVENTORIES ARE NOT MANAGED BY PERPETUAL INVENTORY CONTROL SYSTEMS.

         Systems and processes used to manage and value our inventories require significant manual intervention and the verification of actual quantities requires a physical inventory which is taken once a year. Breakdowns of these systems and processes, and errors in inventory estimates derived from these systems and processes could go undetected until the next physical inventory and adversely affect our operations and financial results.

AN ADVERSE CHANGE IN OUR CUSTOMER RELATIONSHIPS OR IN THE FINANCIAL CONDITION OF OUR CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS.

         We have corporate partnering relationships with a number of customers where we supply the requirements of these customers. Our success is dependent, to a significant extent, upon the continued strength of these relationships and the growth of our corporate partners. We often are unable to predict the level of demand for our products from these partners, or the timing of their orders. In addition, the same economic condition that adversely affects us also often adversely affects our customers. As some of our customers are highly leveraged and have limited access to capital, their continued existence may be uncertain. One of our customers, Grupo Transportation Marititma Mexicana SA (TMM), located in Mexico is experiencing financial difficulties. Although this customer is current in its payment obligation to us, the customer owes us $6.9 million secured by highly specialized RoadRailer(R) equipment, which due to the nature of the equipment has a minimal recovery value. The loss of a significant customer or unexpected delays in product purchases could adversely affect our business and results of operations.

OUR TECHNOLOGY AND PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE, WHICH COULD ADVERSELY AFFECT OUR COMPETITIVE POSITION.

         We continue to introduce new products such as the DuraPlate(R) HD, and the FreightPro(R) trailer. We cannot assure you that these or other new products or technologies will achieve sustained market acceptance. In addition, new technologies or products that our competitors introduce may render our products obsolete or uncompetitive. We have taken steps to protect our proprietary rights in our new products. However, the steps we have taken to protect them may not be sufficient or may not be enforced by a court of law. If we are unable to protect our proprietary rights, other parties may attempt to copy or otherwise obtain or use our products or technology. If competitors are able to use our technology, our ability to compete effectively could be harmed.

WE HAVE A LIMITED NUMBER OF SUPPLIERS OF RAW MATERIALS; AN INCREASE IN THE PRICE OF RAW MATERIALS OR THE INABILITY TO OBTAIN RAW MATERIALS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

         We currently rely on a limited number of suppliers for certain key components in the manufacturing of truck trailers, such as landing gear, axles, and specialty steel coil used in Duraplate(R) panels. The loss of our suppliers or their inability to meet our price, quality, quantity and delivery requirements could have a significant impact on our results of operations.

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

THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

         Many of our executive officers, including our CEO William P. Greubel, CFO Mark R. Holden, and COO Richard J. Giromini, are critical to the management and direction of our business. Our future success depends, in large part, on our ability to retain these officers and other capable management personnel. The unexpected loss of the services of any of our key personnel could have an adverse effect on the operation of our business, as we may be unable to find suitable management to replace departing executives on a timely basis.

THE INABILITY TO REALIZE ADDITIONAL COST SAVINGS COULD WEAKEN OUR COMPETITIVE POSITION.

         If we are unable to continue to successfully implement our program of cost reduction and continuous improvement, we may not realize additional anticipated cost savings, which could weaken our competitive position.

WE ARE SUBJECT TO CURRENCY EXCHANGE RATE FLUCTUATIONS, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

         We are subject to currency exchange rate risk related to sales through our factory-owned retail distribution centers in Canada. For the year ended December 31, 2003, currency exchange rate fluctuations had a favorable impact of $5.3 million on our results of operations. However, we cannot assure you that we will continue to experience such benefits or that currency exchange rate fluctuations will not have an adverse affect on our results of operations.

RISKS PARTICULAR TO THE INDUSTRIES IN WHICH WE OPERATE

OUR BUSINESS IS HIGHLY CYCLICAL, WHICH COULD ADVERSELY AFFECT OUR SALES AND RESULTS OF OPERATIONS.

         The truck trailer manufacturing industry historically has been and is expected to continue to be cyclical, as well as affected by overall economic conditions. New trailer production for the trailer industry as a whole was approximately 140,000 in both 2001 and 2002 and totaled approximately 183,000 in 2003. Customers historically have replaced trailers in cycles that run from five to twelve years, depending on service and trailer type. Poor economic conditions can adversely affect demand for new trailers and in the past have led to an overall aging of trailer fleets beyond this typical replacement cycle. Our business is likely to continue to be adversely affected unless economic conditions improve.

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

         The length, height, width, maximum weight capacity and other specifications of truck trailers are regulated by individual states. The federal government also regulates certain truck trailer safety features, such as lamps, reflective devices, tires, air-brake systems, and rear-impact guards. Changes or anticipation of changes in these regulations can have a material impact on our financial results, as our customers may defer customer purchasing decisions and we may have to reengineer products. In addition, we are subject to various environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of storm water and underground fuel storage tanks, and may be subject to liability associated with operations of prior owners of acquired property. If we are found to be in violation of applicable laws or regulations, it could have an adverse effect on our business, financial condition and results of operations. Our costs of complying with these or any other current or future environmental regulations may be significant. In addition, if we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions.

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

RISKS RELATED TO OUR SUBSTANTIAL INDEBTEDNESS

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

         We are highly leveraged and have substantial debt in relation to our shareholders' equity. As of December 31, 2003, we had an aggregate of $227 million of outstanding indebtedness. Although our recent sale in 2003 of our unsecured 3.25% Convertible Senior Notes due August 1, 2008, and the completion of a three-year $222 million asset based debt refinancing strengthen our balance sheet, we continue to be highly leveraged.

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

         - we may be more highly leveraged than our competitors, which could put us at a competitive disadvantage; and

         - we may not be able to adjust rapidly to changing market conditions, which may make us more vulnerable in the event of a downturn in general economic condition of our business.

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

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

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

         This volatility may adversely affect the prices of our common stock and the 3.25% Convertible Senior Notes (Notes) regardless of our operating performance. The price of our common stock also may be adversely affected by the amount of common stock issuable upon conversion of the notes. Assuming $125 million in aggregate principal amount of the notes are converted at a conversion price of $19.20, the number of shares of our common stock outstanding would increase by approximately 6,510,416 shares, or approximately 24%.

         In addition, our common stock has experienced low trading volume in the past.

THERE IS A LIMITED TRADING MARKET FOR THE NOTES.

         There is limited market activity in the notes. Although the initial purchasers of the notes are currently making a market in the notes, they are not obligated to do so and may discontinue such market making at any time without notice. In addition, such market making activity will be subject to the limits imposed by the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Accordingly, there can be no assurance that any market for the notes will be maintained. If an active market for the notes fails to develop or be sustained, the trading price of the notes could be materially adversely affected. The notes are traded on the Portal Market; however, we do not intend to apply for listing of the notes on any securities exchange.

         The liquidity of the trading market in these notes, and the market price quoted for these notes, may be materially adversely affected by:

         - changes in the overall market for convertible subordinated securities;

         -        changes in our financial performance or prospects;

         -        the prospects for companies in our industry generally;

         -        the number of holders of the notes;

         - the interest of securities dealers in making a market for the notes; and

         -        prevailing interest rates.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                              PAGES
                                                                                              -----
Reports of Independent Public Accountants...................................................    32

Consolidated Balance Sheets as of December 31, 2003 and 2002................................    34

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and
        2001................................................................................    35

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003,
        2002 and 2001.......................................................................    36

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and
        2001................................................................................    37

Notes to Consolidated Financial Statements..................................................    38

                         Report of Independent Auditors

To the Shareholders of Wabash National Corporation:

We have audited the accompanying consolidated balance sheets of Wabash National Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Wabash National Corporation for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated April 12, 2002.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wabash National Corporation as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                               ERNST & YOUNG LLP

Indianapolis, Indiana
February 5, 2004

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

                                                             ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
April 12, 2002.

                           WABASH NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                              December 31,
                                                                                          ---------------------
                                                                                            2003        2002
                                                                                          ---------   ---------
                                     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                           $  12,552   $  35,659
      Accounts receivable, net                                                               66,641      34,396
      Current portion of finance contracts                                                    4,727       9,528
      Inventories                                                                            84,996     134,872
      Prepaid expenses and other                                                             10,249      18,299
                                                                                          ---------   ---------
        Total current assets                                                                179,165     232,754
PROPERTY, PLANT AND EQUIPMENT, net                                                          130,594     145,703

EQUIPMENT LEASED TO OTHERS, net                                                              21,187     100,837

FINANCE CONTRACTS, net of current portion                                                     6,155      22,488

GOODWILL, net                                                                                36,045      34,652

OTHER ASSETS                                                                                 23,890      29,135
                                                                                          ---------   ---------
                                                                                          $ 397,036   $ 565,569
                                                                                          =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current maturities of long-term debt                                                $   7,337   $  42,961
      Current maturities of capital lease obligations                                             -      12,860
      Accounts payable                                                                       68,437      60,457
      Other accrued liabilities                                                              61,421      61,424
                                                                                          ---------   ---------
        Total current liabilities                                                           137,195     177,702
LONG-TERM DEBT, net of current maturities                                                   219,979     239,043

LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current maturities                                    -      51,993

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES                                               17,700      22,847

STOCKHOLDERS' EQUITY:
      Preferred stock, 25 million shares authorized, 0 and 352,000 shares issued and
        outstanding with an aggregate liquidation value of $0 and $17,600 respectively            -           3
      Common stock, 75 million shares authorized, $0.01 par value, 26,849,257
        and 25,647,060 shares issued and outstanding, respectively                              269         257
      Additional paid-in capital                                                            242,682     237,489
      Retained deficit                                                                     (220,502)   (162,222)
      Accumulated other comprehensive income (loss)                                             992        (264)
      Treasury stock at cost, 59,600 common shares                                           (1,279)     (1,279)
                                                                                          ---------   ---------
         Total stockholders' equity                                                          22,162      73,984
                                                                                          ---------   ---------
                                                                                          $ 397,036   $ 565,569
                                                                                          =========   =========

 The accompanying notes are an integral part of these Consolidated Statements.

                           WABASH NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                       Years Ended December 31,
                                                   ---------------------------------
                                                     2003        2002        2001
                                                   ---------   ---------   ---------
NET SALES                                          $ 887,940   $ 819,568   $ 863,392

COST OF SALES                                        810,746     777,117     972,105

LOSS ON ASSET IMPAIRMENT                              28,500       2,000      10,500
                                                   ---------   ---------   ---------
     Gross profit (loss)                              48,694      40,451    (119,213)

GENERAL AND ADMINISTRATIVE EXPENSES                   37,383      53,897      56,955

SELLING EXPENSES                                      20,333      23,501      25,370

RESTRUCTURING CHARGE                                       -       1,813      37,864
                                                   ---------   ---------   ---------
     Loss from operations                             (9,022)    (38,760)   (239,402)

OTHER INCOME (EXPENSE):
     Interest expense                                (30,162)    (30,873)    (21,292)
     Trade receivables facility costs                 (1,022)     (4,072)     (2,228)
     Foreign exchange gains and losses, net            5,291           5      (1,706)
     Equity in losses of unconsolidated affiliate          -           -      (7,668)
     Restructuring charges                                 -           -      (1,590)
     Loss on debt extinguishment                     (19,840)     (1,314)          -
     Other, net                                       (2,472)      3,546      (1,139)
                                                   ---------   ---------   ---------

     Loss before income taxes                        (57,227)    (71,468)   (275,025)

INCOME TAX BENEFIT                                         -     (15,278)    (42,857)
                                                   ---------   ---------   ---------

     Net loss                                      $ (57,227)  $ (56,190)  $(232,168)

PREFERRED STOCK DIVIDENDS                              1,053       1,563       1,845
                                                   ---------   ---------   ---------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS         $ (58,280)  $ (57,753)  $(234,013)
                                                   =========   =========   =========

BASIC AND DILUTED NET LOSS PER SHARE               $   (2.26)  $   (2.43)  $  (10.17)
                                                   =========   =========   =========

COMPREHENSIVE LOSS
     Net loss                                      $ (57,227)  $ (56,190)  $(232,168)
     Foreign currency translation adjustment           1,256          42        (306)
                                                   ---------   ---------   ---------
NET COMPREHENSIVE LOSS                             $ (55,971)  $ (56,148)  $(232,474)
                                                   =========   =========   =========

 The accompanying notes are an integral part of these Consolidated Statements.

                           WABASH NATIONAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                     Preferred Stock      Common Stock     Additional  Retained      Other
                                     ----------------  ------------------   Paid-in    Earnings   Comprehensive  Treasury
                                     Shares    Amount  Capital     Amount   Capital    (Deficit)  Income (Loss)   Stock      Total
                                     -------   ------  ----------  ------  ----------  ---------  -------------  --------  --------
BALANCES, December 31, 2000          482,041   $    5  23,002,490  $  230  $  236,660  $ 131,617  $           -  $ (1,279) $367,233

 Net loss for the year                     -        -           -       -           -   (232,168)             -         -  (232,168)
 Foreign currency translation              -        -           -       -           -          -           (306)        -      (306)
 Cash dividends declared:
    Common stock ($0.09 per share)         -        -           -       -           -     (2,073)             -         -    (2,073)
    Preferred stock                        -        -           -       -           -     (1,845)             -         -    (1,845)
 Common stock issued under:
    Employee stock purchase plan           -        -       7,138       -          70          -              -         -        70
    Employee stock bonus plan              -        -       1,960       -          27          -              -         -        27
    Outside directors' plan                -        -       2,259       -          47          -              -         -        47
                                     ----------------------------------------------------------------------------------------------

BALANCES, December 31 , 2001         482,041   $    5  23,013,847  $  230  $  236,804  $(104,469) $        (306) $ (1,279) $130,985

 Net loss for the year                     -        -           -       -           -    (56,190)             -         -   (56,190)
 Foreign currency translation              -        -           -       -           -          -             42         -        42
 Preferred stock dividends                 -        -           -       -           -     (1,563)             -         -    (1,563)
 Preferred stock conversion         (130,041)      (2)  2,589,687      26         334          -              -         -       358
 Common stock issued under:
    Employee stock purchase plan           -        -       5,312       1          47          -              -         -        48
    Employee stock bonus plan              -        -      10,300       -          89          -              -         -        89
    Stock option plan                      -        -      11,168       -          82          -              -         -        82
    Outside directors' plan                -        -      16,746       -         133          -              -         -       133
                                     ----------------------------------------------------------------------------------------------

BALANCES, December 31, 2002          352,000   $    3  25,647,060  $  257  $  237,489  $(162,222) $        (264) $ (1,279) $ 73,984

 Net loss for the year                     -        -           -       -           -    (57,227)             -         -   (57,227)
 Foreign currency translation              -        -           -       -           -          -          1,256         -     1,256
 Preferred stock dividends                 -        -           -       -           -     (1,053)             -         -    (1,053)
 Preferred stock conversion         (352,000)      (3)    823,256       8          (7)         -              -         -        (2)
 Restricted stock amortization             -        -           -       -         225          -              -         -       225
 Common stock issued under:
    Employee stock bonus plan              -        -       6,370       -          74          -              -         -        74
    Stock option plan                      -        -     360,114       4       4,800          -              -         -     4,804
    Outside directors' plan                -        -      12,457       -         101          -              -         -       101
                                     ----------------------------------------------------------------------------------------------

BALANCES, December 31 , 2003               -   $    -  26,849,257  $  269  $  242,682  $(220,502) $         992  ($ 1,279) $ 22,162
                                     ===============================================================================================

The accompanying notes are an integral part of these Consolidated Statements.

                           WABASH NATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                        Years Ended December 31,
                                                                                    ---------------------------------
                                                                                      2003        2002        2001
                                                                                    ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       $ (57,227)  $ (56,190)  $(232,168)
     Adjustments to reconcile net cash provided by (used in) operating activities:
            Depreciation and amortization                                              23,788      28,626      32,143
            Net (gain) loss on the sale of assets                                         723      (1,322)       (504)
            Provision for losses on accounts receivable and finance contracts             474       9,773      20,959
            Deferred income taxes                                                           -           -     (14,441)
            Equity in losses of unconsolidated affiliate                                    -           -       7,183
            Cash used for restructuring activities                                     (3,372)       (373)     (6,988)
            Restructuring and other related charges                                         -       1,813      41,067
            Used trailer valuation charges                                              2,562       5,443      62,134
            Loss contingencies                                                              -       2,831      27,400
            Loss on debt extinguishment                                                19,840       1,314           -
            Loss on asset impairments                                                  28,500       2,000      10,500
            Change in operating assets and liabilities:
                 Accounts receivable                                                  (40,749)     19,695       1,790
                 Inventories                                                           51,416      58,335     107,755
                 Refundable income taxes                                                  824      24,762     (20,121)
                 Prepaid expenses and other                                             5,009      (4,016)      3,863
                 Accounts payable and accrued liabilities                              11,286       9,776     (34,443)
                 Other, net                                                            (1,280)      1,815         261
                                                                                    ---------   ---------   ---------
                      Net cash provided by (used in) operating activities              41,794     104,282       6,390
                                                                                    ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                              (6,518)     (5,703)     (5,899)
     Additions to equipment leased to others                                                -      (9,792)    (70,444)
     Additions to finance contracts                                                         -      (7,718)    (18,662)
     Acquisitions, net of cash acquired                                                     -           -      (6,336)
     Investment in unconsolidated affiliate                                                 -           -      (7,183)
     Proceeds from Asset Sales                                                         53,479           -           -
     Proceeds from sale of leased equipment and finance contracts                      15,189       5,337      60,556
     Principal payments received on finance contracts                                   7,778      13,278       6,787
     Proceeds from the sale of property, plant and equipment                            6,861      16,617         426
                                                                                    ---------   ---------   ---------
                      Net cash provided by (used in) investing activities              76,789      12,019     (40,755)
                                                                                    ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of bank term loan and revolving credit facility           135,309      80,402           -
     Proceeds from convertible senior notes                                           125,000           -           -
     Proceeds from exercise of stock options                                            4,804         351         144
     Borrowings under trade receivables and revolving credit facilities               197,650      56,798     428,776
     Payments under trade receivables and revolving credit facilities                (225,501)   (146,491)   (361,006)
     Payments under long-term debt and capital lease obligations                     (367,089)    (78,589)    (21,738)
     Common stock dividends paid                                                            -           -      (2,991)
     Preferred stock dividends paid                                                    (1,584)       (443)     (1,879)
     Debt issuance costs paid                                                         (10,279)     (3,805)          -
                                                                                    ---------   ---------   ---------
                      Net cash provided by (used in) financing activities            (141,690)    (91,777)     41,306
                                                                                    ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (23,107)     24,524       6,941
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       35,659      11,135       4,194
                                                                                    ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  12,552   $  35,659   $  11,135
                                                                                    =========   =========   =========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                                       $  21,774   $  27,913   $  20,230
     Income taxes refunded, net                                                     $    (832)  $ (38,153)  $  (7,047)

 The accompanying notes are an integral part of these Consolidated Statements.

                           WABASH NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF THE BUSINESS, INDUSTRY AND FINANCIAL CONDITION

         Wabash National Corporation (the Company) designs, manufactures and markets standard and customized truck trailers and intermodal equipment under the Wabash(R), FreightPro(R), Articlite(R) and RoadRailer(R) trademarks. The Company's wholly-owned subsidiary, Wabash National Trailer Centers, Inc. (WNTC), sells new and used trailers through its retail network and provides aftermarket parts and maintenance service for the Company's and competitors' trailers and related equipment.

         After achieving the recent peak production of over 305,000 units in 1999, the North American trucking industry suffered three years of declining production bottoming at just under 140,000 units in 2002. As a result of these conditions, the Company implemented a comprehensive plan to scale its operations to meet demand and to survive.

         Beginning in 2001 and continuing into 2002, the Company closed two of its three trailer assembly facilities, conducted an employee layoff for the first time in the Company's history, liquidated approximately $110 million of used trailers under an aggressive liquidation plan, completed the divestiture of its European operations, closed approximately 10 of its 49 factory-owned branch locations, closed one of its two wood flooring facilities and closed one of two parts distribution centers. As a result of these steps, the Company increased its liquidity position (cash on hand and available borrowings under existing credit facilities) from approximately $19 million as of September 30, 2001 to approximately $78 million at the end of 2002. These actions also began to improve the results from operations during 2002. The net losses incurred in both 2001 and 2002 resulted in the Company being in technical violation of financial covenants with certain of its lenders on December 31, 2001 and on February 28, 2003. The Company received a waiver of the violation from its lenders and subsequently amended its debt agreements to cure the violations.

         In 2003, the truck trailer industry rebounded with production reaching approximately 183,000 units. Buoyed by improving industry and general economic conditions the Company continued its operational and financial turnaround by:

         - selling certain assets of the rental and leasing and wholesale parts businesses, former branch properties and a large portion of its finance portfolios - proceeds totaling approximately $75 million used to reduce on and off balance sheet debt;

         - refinancing the Company's debt through the sale of $125 million of 3.25% senior unsecured convertible notes and the completion of a $222 million bank facility - extending required repayment terms and significantly reducing interest rates; and

         - continuing the streamlining of the retail and distribution organization - closing 12 locations.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.       Basis of Consolidation

         The consolidated financial statements reflect the accounts of the Company and its wholly-owned and majority-owned subsidiaries with the exception of ETZ, which as discussed in Footnote 5 was divested in January 2002. Accordingly, ETZ's operating results are included in Equity in Losses of Unconsolidated Affiliate in the Consolidated Statements of Operations. All significant intercompany profits, transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior periods to conform to the current year presentation. These reclassifications had no effect on net losses for the periods previously reported.

         b.       Use of Estimates

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that directly affect the amounts reported in its consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

         c.       Foreign Currency Accounting

         The financial statements of the Company's Canadian subsidiary have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (FASB) Statement No. 52, Foreign Currency Translation. Assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Revenues and expenses have been translated using a weighted-average exchange rate for the period. The resulting translation adjustments are recorded as Accumulated Other Comprehensive Income (Loss) in Stockholders' Equity. Gains or losses resulting from foreign currency transactions are included in Foreign Exchange Gains and Losses, net on the Company's Consolidated Statements of Operations. The Company recorded foreign currency (gains) losses of ($5.3) million in 2003, $0 million in 2002 and $1.7 million in 2001.

         As a result of a reevaluation of the retail and distribution business, the Company concluded to close 12 locations, including two in Canada. In addition, the review resulted in management designating $30 million CDN of intercompany loans to its Canadian subsidiary as a permanent investment. Accordingly, beginning July 1, 2003 gains and losses associated with the permanent investment were charged to Accumulated Other Comprehensive Income
(Loss) on the Consolidated Balance Sheets. As of December 31, 2003, accumulated gains of $0.9 million have been recorded related to this permanent investment.

         d.       Revenue Recognition

         The Company recognizes revenue from the sale of trailers and aftermarket parts when the customer has made a fixed commitment to purchase the trailers for a fixed or determinable price, collection is reasonably assured under the Company's billing and credit terms and ownership and all risk of loss has been transferred to the buyer, which is normally upon shipment or pick up by the customer.

         The Company recognizes revenue from direct finance leases based upon a constant rate of return while revenue from operating leases is recognized on a straight-line basis in an amount equal to the invoiced rentals.

         e.       Used Trailer Trade Commitments

         The Company has commitments with certain customers to accept used trailers on trade for new trailer purchases. These commitments arise in the normal course of business related to future new trailer orders. The Company has accepted trade-ins from customers of approximately $32.8 million, $40.5 million, and $135.5 million in 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002, the Company had approximately $6.1 million and $7.0 million, respectively, of outstanding trade commitments with customers. The net realizable value of these commitments was approximately $6.1 million and $6.4 million as of December 31, 2003 and 2002, respectively. The Company's policy is to recognize losses related to these commitments, if any, at the time the new trailer revenue is recognized.

         f.       Cash and Cash Equivalents

         Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less.

         g.       Accounts Receivable and Finance Contracts

         Accounts receivable and finance contracts are shown net of allowance for doubtful accounts. Accounts receivable primarily includes trade receivables. The Company records and maintains a provision for doubtful accounts for customers based upon a variety of factors including the Company's historical experience, the length of time the account has been outstanding and the financial condition of the customer. If the circumstances related to specific customers were to change, the Company's estimates with respect to the collectibility of the related accounts could be further adjusted. Provisions to the allowance for doubtful accounts are charged to General and Administrative Expenses on the Consolidated Statements of Operations. The activity in the allowance for doubtful accounts was as follows (in thousands):

                                 Years Ended December 31,
                              ------------------------------
                                2003       2002       2001
                              --------   --------   --------
Balance at beginning of year  $ 16,217   $ 14,481   $  3,745
       Provision                   474      9,773     20,959
       Write-offs, net         (12,531)    (8,037)   (10,223)
                              --------   --------   --------
Balance at end of year        $  4,160   $ 16,217   $ 14,481
                              ========   ========   ========

         h.       Inventories

         Inventories are primarily stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured inventory includes raw material, labor and overhead. Inventories consist of the following (in thousands):

                                 December 31,
                              ------------------
                                2003      2002
                              --------  --------
Raw materials and components  $ 24,189  $ 27,646
Work in progress                 4,364    14,447
Finished goods                  38,198    55,523
Aftermarket parts                5,953    15,054
Used trailers                   12,292    22,202
                              --------  --------
                              $ 84,996  $134,872
                              ========  ========

         The Company continually reviews the valuation of the used trailer inventory and writes down the value of individual units when the carrying value exceeds the estimated market value. Write downs amounting to $2.6 million, $5.4 million and $62.1 million were charged to Cost of Sales on the Consolidated Statement of Operations for 2003, 2002 and 2001, respectively.

         i.       Property, Plant and Equipment

         Property, plant and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred, and expenditures that extend the useful life of the asset are capitalized. Depreciation is recorded using the straight-line method over the estimated useful lives of the depreciable assets. Estimated useful lives are 33 years for buildings and building improvements and range from three to 10 years for machinery and equipment. Depreciation expense on property plant and equipment was $13.4 million, $14.7 million and $16.7 million for 2003, 2002 and 2001, respectively.

         Property, plant and equipment consist of the following (in thousands):

                                         December 31,
                                     ---------------------
                                       2003        2002
                                     ---------   ---------
Land                                 $  23,376   $  25,059
Buildings and building improvements     86,193      91,774
Machinery and equipment                114,498     112,796
Construction in progress                 3,059       3,108
                                     ---------   ---------
                                       227,126     232,737
Less--accumulated depreciation         (96,532)    (87,034)
                                     ---------   ---------
                                     $ 130,594   $ 145,703
                                     =========   =========

         In the second quarter of 2003, as part of an evaluation of certain assets of its aftermarket parts business, the Company recorded a loss on asset impairment, which included $5.1 million for property, plant and equipment. See Footnote 5 for further discussion of this impairment.

         j.       Equipment Leased to Others

         Equipment leased to others at December 31, 2003 and 2002 was $21.2 million and $100.8 million, net of accumulated depreciation of $8.9 million and $11.2 million, respectively. Additions to equipment leased to others are classified as investing activities on the Consolidated Statements of Cash Flows. The equipment leased to others is depreciated over the estimated life of the equipment or the term of the underlying lease arrangement, not to exceed 15 years, with a 20% residual value or a residual value equal to the estimated market value of the equipment at lease termination. Depreciation expense on equipment leased to others, including capital lease assets, was $6.4 million, $9.3 million and $9.6 million for 2003, 2002 and 2001, respectively.

         During the second quarter of 2003, the Company recorded an asset impairment charge of approximately $22 million on certain assets of its trailer leasing and rental business and later on September 19, 2003, completed the sale of these assets, which were included in Equipment Leased to Others on the Consolidated Balance Sheets. See Footnote 5 for further discussion of this transaction.

         k.       Goodwill

         The changes in the carrying amount of goodwill, net of accumulated amortization of $2.2 million and $1.9 million, respectively, for the years ended December 31, 2002 and 2003 are as follows (in thousands):

                                                      Retail and
                                   Manufacturing     Distribution        Total
                                   --------------   --------------   --------------
Balance as of  January 1, 2002     $       18,357   $       16,183   $       34,540
      Effects of foreign currency               -              112              112
                                   --------------   --------------   --------------
Balance as of December 31, 2002    $       18,357   $       16,295   $       34,652
                                   ==============   ==============   ==============
      Effects of foreign currency               -            2,743            2,743
      Asset Impairment                          -           (1,350)          (1,350)
                                   --------------   --------------   --------------
Balance as of December 31, 2003    $       18,357   $       17,688   $       36,045
                                   ==============   ==============   ==============

         The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. This standard changes the accounting for goodwill from an amortization method to an impairment-only approach and introduces a new model for determining impairment charges. The new model involves the comparing of the carrying value of the goodwill to its fair value. The Company estimates fair value based upon the present value of future cash flows. In estimating the future cash flows, the Company takes into consideration the overall and industry economic conditions and trends, market risk of the Company and historical information. The Company completed the initial transition impairment test as of January 1, 2002 and has conducted annual impairment tests as of October 1, 2002 and 2003 and determined that no impairment of goodwill existed. The Company tests goodwill for impairment on an annual basis or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying amount. In the second quarter of 2003, as part of an evaluation of certain assets of its aftermarket parts business, the Company recorded a loss on asset impairment, which included $1.4 million of goodwill related to its aftermarket parts business. See Footnote 5 for further discussion of this impairment.

         The following table presents, on a pro forma basis, net loss and loss per share as if SFAS No. 142 had been in effect for all years presented (in thousands, except for loss-per-share amounts).

                                                       Years Ended December 31,
                                                 ------------------------------------
                                                    2003         2002        2001
                                                 -----------   --------   -----------
Reported net loss                                $   (57,227)  $(56,190)  $  (232,168)
Goodwill amortization (net of tax)                         -          -         1,124
                                                 -----------   --------   -----------
Adjusted net loss                                $   (57,227)  $(56,190)  $  (231,044)
                                                 ===========   ========   ===========

Basic and diluted loss per share:
   Reported net loss per share                   $     (2.26)  $  (2.43)  $    (10.17)
   Goodwill amortization (net of tax) per share            -          -          0.05
                                                 -----------   --------   -----------
   Adjusted net loss per share                   $     (2.26)  $  (2.43)  $    (10.12)
                                                 ===========   ========   ===========

         l.       Other Assets

         The Company has other intangible assets including patents and licenses, non-compete agreements and technology costs which are being amortized on a straight-line basis over periods ranging from two to 12 years. As of December 31, 2003 and 2002, the Company had gross intangible assets of $17.3 million ($4.3 million net of amortization) and $19.9 million ($6.0 million net of amortization), respectively. Amortization expense for 2003, 2002 and 2001 was $1.8 million, $2.4 million and $1.9 million, respectively, and is estimated to be $1.4 million, $0.9 million, $0.7 million, $0.5 million and $0.3 million for 2004, 2005, 2006, 2007 and 2008, respectively.

         The Company capitalizes the cost of computer software developed or obtained for internal use in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized software is amortized using the straight-line method over three to five years. As of December 31, 2003 and 2002, the Company had software costs, net of amortization of $2.1 million and $4.1 million, respectively. Amortization expense for 2003, 2002 and 2001 was $2.1 million, $2.2 million and $3.0 million, respectively.

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

         n.       Other Accrued Liabilities

         The following table presents the major components of Other Accrued Liabilities (in thousands):

                           Years Ended December 31,
                           ------------------------
                             2003             2002
                           -------          -------
Payroll and related taxes  $12,980          $11,066
Warranty accruals           10,614           12,587
Accrued taxes                8,131            8,840
Self-insurance accruals      7,446            6,738
All other                   22,250           22,193
                           -------          -------
                           $61,421          $61,424
                           =======          =======

         The following table presents the changes in certain significant accruals included in Other Accrued Liabilities as follows (in thousands):

                                 Warranty Accruals  Self-Insurance Accruals
                                 -----------------  -----------------------
Balance as of January 1, 2002         $ 11,313             $  7,428
Accruals                                 7,951               19,767
Payments                                (6,677)             (20,457)
                                      --------             --------
Balance as of December 31, 2002       $ 12,587             $  6,738
Accruals                                 6,310               23,728
Payments                                (8,283)             (23,020)
                                      --------             --------
Balance as of December 31, 2003       $ 10,614             $  7,446
                                      ========             ========

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

         o.       Income Taxes

         The Company determines its provision or benefit for income taxes under the asset and liability method. The asset and liability method measures the expected tax impact at current enacted rates of future taxable income or deductions resulting from differences in the tax and financial reporting basis of assets and liabilities reflected in the Consolidated Balance Sheets. Future tax benefits of tax losses and credit carryforwards are recognized as deferred tax assets. Deferred tax assets are reduced by a valuation allowance to the extent the Company concludes there is uncertainty as to their realization.

         p.       Stock-Based Compensation

         The Company follows APB No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options and, accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. However, SFAS No. 123, Accounting for Stock-Based Compensation, as amended requires pro forma presentation as if compensation costs had been expensed under the fair value method. For purposes of pro forma disclosure, the estimated fair value of the options at the date of grant is amortized to expense over the vesting period. Additional information regarding stock-based compensation is included in Footnote 13. The following table illustrates the effect on net loss and loss per share as if compensation expense had been recognized (in thousands, except for loss-per-share amounts):

                                                                     Years Ended December 31,
                                                             ---------------------------------------
                                                                2003          2002          2001
                                                             -----------   -----------   -----------
Reported net loss                                            $   (57,227)  $   (56,190)  $  (232,168)
Stock- based compensation expense (net of tax)                    (2,445)       (1,671)       (1,871)
                                                             -----------   -----------   -----------
Adjusted net loss                                            $   (59,672)  $   (57,861)  $  (234,039)
                                                             ===========   ===========   ===========

Basic and diluted loss per share:
   Reported net loss per share                               $     (2.26)  $     (2.43)  $    (10.17)
   Stock- based compensation expense (net of tax) per share        (0.10)        (0.07)        (0.08)
                                                             -----------   -----------   -----------
   Adjusted net loss per share                               $     (2.36)  $     (2.50)  $    (10.25)
                                                             ===========   ===========   ===========

         q.       New Accounting Pronouncements

                           Variable Interest Entities

         In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 defines a variable interest entity (VIE) as a corporation, partnership, trust or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The Company has evaluated its financial arrangements that had potential FIN 46 impact and determined that none of these arrangements are with a VIE and that the adoption has no impact on its consolidated results of operations, financial position or liquidity.

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

                           Financial Instruments

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 may require that those instruments be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the interim period beginning after June 15, 2003. The Company currently has no such instruments.

3.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information for certain financial instruments. The differences between the carrying amounts and the estimated fair values, using the methods and assumptions listed below, of the Company's financial instruments at December 31, 2003, and 2002 were immaterial, with the exception of the Senior Convertible Notes.

         Cash and Cash Equivalents, Accounts Receivable and Accounts Payable. The carrying amounts reported in the Consolidated Balance Sheets approximate fair value.

         Long-Term Debt. The fair value of long-term debt, including the current portion, is estimated based on current quoted market prices for similar issues or debt with the same maturities. The interest rates on the Company's bank borrowings under its Bank Facility are adjusted regularly to reflect current market rates. The estimated fair value of the Company's Senior Convertible Notes, based on market quotes, is approximately $214 million compared to a carrying value of $125 million as of December 31, 2003. The carrying values of the remainder of the Company's long-term borrowings approximate fair value.

         Foreign Currency Forward Contracts. As of December 31, 2003, the Company has $3.9 million in outstanding foreign currency forward contracts that are not in a material gain or loss position.

4.       RESTRUCTURING AND OTHER RELATED CHARGES

         a.       2001 Restructuring Plan

         In 2001, the Company recorded restructuring and other related charges totaling $40.5 million primarily related to the closure of the Company's flatbed trailer manufacturing facility in Huntsville, Tennessee, and its dry van facility in Fort Madison, Iowa. In addition, the Company closed a parts distribution facility in Montebello, California. In 2002, additional charges totaling $1.6 million were recorded for asset impairment of the aforementioned manufacturing facilities. The provisions were fully utilized by December 31, 2002. During 2003, the Company recorded an additional asset impairment charge of $0.5 million on the Huntsville, Tennessee property which is included in Other, net on the Consolidated Statements of Operations.

         The Company continues to pursue the disposal of the two manufacturing facilities. The assets have an estimated fair market value of $4.2 million and $4.7 million as of December 31, 2003 and 2002, respectively, and are classified in Prepaid Expenses and Other on the Consolidated Balance Sheets. Depreciation has been discontinued on the assets pending their disposal. In accordance with SFAS No. 144, the Company continues to review the assets for potential impairment and appropriate classification as assets held for sale.

         b.       2000 Restructuring Plan

         In December 2000, the Company recorded restructuring and other related charges totaling $46.6 million, $40.8 million as a component of Income from Operations and $5.8 million as Other Income (Expense), primarily related to the Company's exit from manufacturing products for export to markets outside of North America, international leasing and financing activities and the consolidation of certain domestic operations.

         The Company continues to pursue the sale of the Sheridan, Arkansas facility, which had a fair market value of $0.8 million at December 31, 2003 and 2002, and is classified in Prepaid Expenses and Other on the Consolidated Balance Sheets. In accordance with SFAS No. 144, the Company continues to review the assets for potential impairment and appropriate classification as an asset held for sale.

         In January 2002, the Company completed its divestiture of ETZ, which resulted in the Company increasing its restructuring reserve by $1.4 million to recognize the assumption of certain financial guarantees.

         Details of the restructuring charges and reserve for the 2000 Restructuring Plan are as follows (in thousands):

                                                                              Utilized
                                                 Original   Additional  --------------------  Balance
                                                 Provision  Provision   2000-2002     2003    12/31/03
                                                 ---------  ----------  ---------   --------  --------
Restructuring of majority-owned operations:
  Impairment of long-lived assets                $  20,819  $      227  $ (21,046)  $      -  $      -
  Loss related to equipment guarantees               8,592           -     (2,902)    (3,179)    2,511
  Write-down of other assets & other charges         6,927           -     (5,941)      (561)      425
                                                 ---------  ----------  ---------   --------  --------
                                                    36,338         227    (29,889)    (3,740)    2,936
                                                 ---------  ----------  ---------   --------  --------

Restructuring of minority interest operations:
  ETZ equity interest                                5,832           -     (5,832)         -         -
  Financial guarantees                                   -       1,381       (307)       159     1,233
                                                 ---------  ----------  ---------   --------  --------
                                                     5,832       1,381     (6,139)       159     1,233
                                                 ---------  ----------  ---------   --------  --------

Inventory write-down and other charges               4,480           -     (4,480)         -         -
                                                 ---------  ----------  ---------   --------  --------

Total restructuring and other related charges    $  46,650  $    1,608  $ (40,508)  $ (3,581) $  4,169
                                                 =========  ==========  =========   ========  ========

         The Company's total restructuring reserves were $4.2 million and $7.8 million at December 31, 2003 and 2002, respectively. These reserves are included in Other Accrued Liabilities on the Consolidated Balance Sheets. During 2003, the Company was required to fund $3.1 million of guarantees and has been notified that an additional $1.2 million will be required in early 2004. The Company anticipates that these reserves will be adequate to cover the remaining charges to be incurred through 2004, which is the anticipated completion date for this restructuring plan.

5.       DIVESTITURES

         a.       ETZ

         In January 2002, the Company completed the divestiture of its equity interest in Europaische Trailerzug Beteiligungsgessellschaft mbH (ETZ). During 2001, the Company recognized approximately $7.7 million for its share of ETZ losses which is recorded as Equity in Losses of Unconsolidated Affiliate on the accompanying Consolidated Statements of Operations.

         b.       Asset Sale

         In September 2003, the Company completed the sale of certain of the assets of its trailer leasing and rental and wholesale aftermarket parts businesses for approximately $53.5 million in cash. Net proceeds from the sale were used to repay a portion of the Company's outstanding indebtedness. Loss on the disposition amounted to $29.3 million, including a $28.5 million asset impairment charge recorded in the second quarter of 2003 to recognize that estimated cash flows were insufficient to support the carrying value. The additional $0.8 million loss was derived as follows (in thousands):

Assets sold        $52,801
Transaction costs    1,503
Less proceeds       53,479
                   -------
                   $   825
                   =======

         The pro forma impact of the asset sale is presented in Footnote 20.

         c.       Finance Portfolio Sale

         In the fourth quarter of 2003, the Company completed the sale of a large portion of the remaining finance contracts in its finance portfolio. Proceeds approximated $12.2 million and resulted in a charge of approximately $4.1 million, reflecting the Company's loss on the sale, including $0.9 million for debt extinguishment charges.

6.       PER SHARE OF COMMON STOCK

         Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted loss per share is determined using net loss applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands):

                                      Years Ended December 31,
                                    ----------------------------
                                      2003      2002      2001
                                    --------  --------  --------
Average shares outstanding basic      25,778    23,791    23,006
    Options                                -         -         -
    Preferred Stock                        -         -         -
                                    --------  --------  --------
Average shares outstanding diluted    25,778    23,791    23,006
                                    ========  ========  ========

         Average shares outstanding diluted exclude the antidilutive effects of convertible preferred stock and redeemable stock options totaling approximately
1.1 million shares, 850,000 shares and 1.2 million shares in 2003, 2002 and 2001, respectively.

         Effective January 1, 2004, 6.5 million shares from the Convertible Notes will be included in the calculation of diluted per share amounts having met the criteria. See Footnote 11 for a discussion of the Convertible Notes.

7.       EQUIPMENT LEASED TO OTHERS

         The Company has equipment on lease under both short-term and long-term lease arrangements with its customers. This equipment includes trailers manufactured by the Company and used trailers acquired on trade. Equipment on short-term lease represents lease contracts that are less than one year and typically run month-to-month, while long-term leases have terms ranging from one to five years in duration. Items being leased include both Company-owned equipment, which is reflected on the Consolidated Balance Sheets, as well as equipment that was sold by the Company and then simultaneously leased back to the Company which are accounted for as operating leases.

         a.       Equipment On Balance Sheet

         The Company's equipment leased to others, net was approximately $21.2 million and $100.8 million at December 31, 2003 and 2002, respectively.

         Impairment charges related to this equipment amounting to $22.0 million, $2.0 million and $10.5 million were recorded in 2003, 2002 and 2001, respectively. These charges were determined based upon the Company's estimate of the equipment's fair value.

         The future minimum lease payments to be received by the Company under these lease transactions as of December 31, 2003 are as follows (in thousands):

             Receipts
            ----------
2004        $    1,437
2005             1,095
2006             1,095
2007             1,095
2008             1,095
Thereafter       1,275
            ----------
            $    7,092
            ==========

         b.       Equipment Off Balance Sheet

         In certain situations, the Company sold equipment leased to others to independent financial institutions and simultaneously leased the equipment back under operating leases. All of this equipment had been subleased to customers under long-term arrangements, typically five years. In December 2003, all remaining sublease arrangements were sold to a third party as discussed further in Footnote 5, and the residual leaseback obligations were paid off. Rental payments made by the Company totaled $1.3 million, $1.3 million and $4.9 million during 2003, 2002 and 2001, respectively.

8.       CAPITAL LEASES

         In conjunction with the asset sale discussed in Footnote 5, the remaining capital lease obligations were paid off. Assets recorded under capital lease arrangements included in Equipment Leased to Others, net were $43.6 million in 2002 and none in 2003. Accumulated depreciation recorded on leased assets at December 31, 2002 was $2.1 million. Depreciation expense recorded on leased assets in 2003 and 2002 was $1.6 million and $2.2 million, respectively.

         In April 2002, a sale and leaseback facility with an independent financial institution related to its rental equipment was amended which resulted in a new lease. Rent expense related to this lease was approximately $9.2 million in 2001. In accordance with SFAS No. 13, Accounting for Leases, the new lease was accounted for as a capital lease. The $23.0 million difference between the unamortized lease value ($65.2 million) and the fair value of the leased equipment ($42.2 million) was recorded as a charge to Cost of Sales in the Consolidated Statement of Operations for the year ended December 31, 2001. As of December 31, 2002, the Company had $36.1 million of equipment financed and $50.1 million under the capital lease obligation for this facility.

         During the fourth quarter of 2002, sale and leaseback arrangements with independent financial institutions related to certain of its other rental equipment were amended, resulting in new leases. Rent expense related to these leases was approximately $4.3 million in 2002 and $4.4 million in 2001. In accordance with SFAS No. 13, the new leases have been accounted for as capital leases with the unamortized lease value and the fair value of leased equipment reflected in the Consolidated Balance Sheets as of December 31, 2002. The $7.2 million difference between the unamortized lease value ($14.7 million) and the fair value of the leased equipment ($7.5 million) was recorded as a charge to Cost of Sales in the Consolidated Statements of Operations with $4.4 million being recorded as a loss contingency as of December 31, 2001, and the remaining $2.8 million being recorded in 2002. The capital lease obligation of this equipment was paid off in the fourth quarter of 2003.

         During the second quarter of 2002, the decision was made to dispose of the Company airplane which was accounted for as a capital lease in accordance with SFAS No. 13. In accordance with SFAS No. 144, the capital lease asset was written down to fair market value and reclassified, as an asset held for sale, to Prepaid Expenses and Other in the Consolidated Balance Sheets. Adjustments to reduce the fair value of the aircraft of $1.1 million and $0.8 million were recognized in the second and third quarters of 2002, respectively, as charges to General and Administrative Expense in the Consolidated Statements of Operations. The airplane was sold in December 2002, and the remaining lease liability of $11.3 million was paid off.

9.       OTHER LEASE ARRANGEMENTS

         a.       Equipment Financing

         The Company has entered into agreements for the sale and leaseback of certain production equipment at its manufacturing locations. As of December 31, 2003, the unamortized lease values related to these agreements are approximately $11.9 million. Under these agreements, the initial lease terms expired during 2001. The Company elected to renew these agreements and anticipates renewing them through their maximum lease terms (2004-2008). Future minimum lease payments related to these arrangements are $4.2 million, $2.5 million, $2.3 million, $1.5 million and $1.4 million for 2004, 2005, 2006, 2007 and 2008, respectively. The end of term residual guarantees and purchase options are $2.4 million and $3.6 million, respectively. These agreements contain no financial covenants; however, they do contain non-financial covenants including cross default provisions which could be triggered if the Company is not in compliance with covenants in other debt or leasing arrangements.

         Total rent expense for these leases in 2003, 2002 and 2001 were $4.2 million, $4.4 million and $4.1 million, respectively.

         b.       Other Lease Commitments

         The Company leases office space, manufacturing, warehouse and service facilities and equipment under operating leases, the majority of which expire through 2006. Future minimum lease payments required under these other lease commitments as of December 31, 2003 are as follows (in thousands):

            Amounts
            -------
2004        $ 1,930
2005          1,376
2006            789
2007            378
2008            146
Thereafter       52
            -------
            $ 4,671
            =======

         Total rental expense under operating leases was $4.0 million, $5.4 million and $5.8 million for 2003, 2002 and 2001, respectively.

10.      FINANCE CONTRACTS

         The Company previously provided financing for the sale of new and used trailers to its customers. The Company no longer originates finance contracts. The financing is principally structured in the form of finance leases, typically for a five-year term.

         Finance Contracts, as shown on the accompanying Consolidated Balance Sheets, are as follows (in thousands):

                               December 31,
                           -------------------
                             2003       2002
                           --------   --------
Lease payments receivable  $ 11,439   $ 34,817
Estimated residual value        801      5,636
                           --------   --------
                             12,240     40,453

Unearned finance charges     (1,479)    (6,881)
                           --------   --------
                             10,761     33,572
Other, net                      121     (1,556)
                           --------   --------
                             10,882     32,016
Less: current portion        (4,727)    (9,528)
                           --------   --------
                           $  6,155   $ 22,488
                           ========   ========

         Other, net at December 31, 2002 includes an asset of $0.9 million related to the sale of certain finance contracts. In addition, other, net at December 31, 2002 included $2.5 million for loss contingencies on finance contracts recorded as charges to General and Administrative Expenses on the Company's Consolidated Statements of Operations. The future minimum lease payments to be received from finance contracts as of December 31, 2003 are as follows (in thousands):

            Amounts
            -------
2004        $ 5,561
2005          2,957
2006          2,661
2007            230
2008             30
Thereafter        -
            -------
            $11,439
            =======

11.      DEBT

         a.       Long-term debt consists of the following (in thousands):

                                                        December 31,
                                                   ---------------------
                                                     2003        2002
                                                   ---------   ---------
Bank Revolver (due 2006)                           $  60,358   $       -
Bank Term Loan (due 2006)                             36,766           -
Senior Convertible Notes (due 2008)                  125,000           -
Other Notes Payable (3.0% - 7.25%, due 2004-2006)      5,192      16,962
Bank Term Loan                                             -      75,273
Series A and C-I Senior Notes                              -     182,047
Make Whole and Deferral Fee Notes                          -       7,722
                                                   ---------   ---------
                                                   $ 227,316   $ 282,004
               Less:  Current maturities              (7,337)    (42,961)
                                                   ---------   ---------
                                                   $ 219,979   $ 239,043
                                                   =========   =========

         b. Maturities of long-term debt at December 31, 2003, are as follows (in thousands):

            Amounts
            --------
2004        $  7,337
2005           9,031
2006          85,948
2007               -
2008         125,000
Thereafter         -
            --------
            $227,316
            ========

         c.       Debt Refinancing

         On August 1, 2003, the Company completed the sale of $125 million of 3.25% five-year senior unsecured convertible notes (convertible notes), which are currently convertible into approximately 6.5 million shares of the Company's common stock. The Company used the net proceeds to repay a portion of its outstanding indebtedness. The convertible notes have a conversion price of $19.20 or a rate of 52.0833 shares per $1,000 principal amount of note. The convertible notes bear interest at 3.25% per annum payable semi-annually on February 1 and August 1. If not converted, the balance is due on August 1, 2008. Costs associated with the transaction amounted to approximately $4.2 million and are being amortized over the term of the convertible notes.

         On September 23, 2003, the Company entered into a $222.1 million three-year asset-based loan that includes a $47.1 million term loan (bank term loan) and a $175 million revolver (bank revolver). The new financing replaced the existing Trade Receivables Facility, Bank and Senior Series Notes.

         The bank term loan is secured by the Company's property, plant and equipment. The bank revolver is secured by inventory and accounts receivable and the amount available to borrow varies in relation to the balances of those accounts among other things, as defined in the agreements.

         Interest on the bank term loan is variable, based on the London Interbank Offer Rate (LIBOR) plus 300 basis points, decreasing to 275 basis points after six months, or the bank's alternative rate, as defined in the agreement. Interest on the bank revolver is at LIBOR plus 275 basis points, decreasing to 250 basis points after six months or the bank's alternative rate, as defined in the agreement. The Company pays a commitment fee on the unused portion of the facility at a rate of 37.5 basis points per annum. Costs associated with the transaction amounted to approximately $4.4 million and are being amortized over the term of the loan. All interest and fees are paid monthly. The rate in effect at December 31, 2003 was 4.75% for the revolver and 5.00% for the term loan, based on the bank's alternative rate.

         The term loan requires a $5.0 million payment on January 1, 2004 and quarterly principal payments of $1.7 million commencing on January 1, 2004, with the balance due on September 23, 2006. The January 1, 2004 payments were made on December 31, 2003. The revolver is due on September 23, 2006. Beginning in March 2005, excess cash flow, as defined, is required to be used to reduce term loan indebtedness.

         The debt refinancing resulted in a loss on debt extinguishment of approximately $18.9 million, including prepayment penalties, payment deferral fees and the write-off of previously deferred debt costs.

         d.       Covenants

         The bank term loan and revolver contain covenants that require, among other things, minimum fixed charge coverage and maximum senior debt to EBITDA coverage. Also, the agreement places limits on capital expenditures and additional borrowings and prohibits the payment of dividends on its common stock. As of December 31, 2003, the Company was in compliance with its financial covenants.

12.      STOCKHOLDERS' EQUITY

         a.       Capital Stock

         On December 29, 2003, the Company converted its issued and outstanding shares of Series B 6% Cumulative Convertible Exchangeable Preferred Stock (Series B Stock) into approximately 823,300 shares, including 1,916 from accrued and unpaid dividends, of the Company's common stock. The Series B Stock converted into common stock at the rate of approximately 2.3 shares of common stock for each full share of Series B Stock based on the conversion price of $21.375.

         In September 2002, the Company converted its Series C Preferred Stock, along with accrued and unpaid dividends and applicable interest, into approximately 2.6 million shares of the Company's common stock.

         As of December 31, 2003 and 2002, the Company had 300,000 shares of Series A Junior Participating Preferred Shares authorized with no shares issued and outstanding.

         The Board of Directors has the authority to issue up to 25 million shares of unclassified preferred stock and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.

b.       Stockholders' Rights Plan

         In November 1995, our Board of Directors adopted a Stockholders' Rights Plan (the "Rights Plan"). The Rights Plan is designed to deter coercive or unfair takeover tactics in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover of Wabash on terms that are favorable and fair to all stockholders and will not interfere with a merger approved by the Board of Directors. Each right entitles stockholders to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $120. The rights will be exercisable only if a person or a group acquires or announces a tender or exchange offer to acquire 20% or more of our Common Stock or if we enter into other business combination transactions not approved by the Board of Directors. In the event the rights become exercisable, the rights plan allows for our stockholders to acquire stock of Wabash or the surviving corporation, whether or not Wabash is the surviving corporation having a value twice that of the exercise price of the rights. The rights will expire December 28, 2005 or are redeemable for $0.01 per right by our Board under certain circumstances.

13.      STOCK-BASED INCENTIVE PLANS

         a.       Stock Option and Stock Related Plans

         The Company has stock incentive plans that provide for the issuance of stock appreciation rights (SAR) and the granting of common stock options to officers and other eligible employees.

         SARs. During 2001, the Company adopted a SAR Plan giving eligible participants the right to receive, upon exercise thereof, the excess of the fair market value of one share of stock on the date of exercise over the exercise price of the SAR as determined by the Company. All SARs granted expire ten years after the date of grant.

The Company had granted 130,000 SARs in 2001 that were terminated in 2002. No SARs were granted by the Company in 2002 or 2003. During 2001 and 2002, expense related to SARs was not material.

         Restricted Stock. From time-to-time, the Company has granted to certain key employees and outside directors shares of the Company's stock to be earned over time. These shares are granted at par value and recorded at the market price on the date of grant with an offsetting balance representing the unearned portion. These grants have been made under the 2000 Stock Option Plan. The grants generally vest over periods ranging from one to three years. As of December 31, 2003, there were 55,467 shares of restricted stock grants outstanding and not fully vested with an unearned balance of $0.3 million included in additional paid-in-capital. In 2003, the Company recorded amortization expense of $0.2 million related to restricted stock.

         Stock Options. The Company has two non-qualified stock option plans (the 1992 and 2000 Stock Option Plans) which allow eligible employees to purchase shares of common stock at a price not less than market price at the date of grant. Under the terms of the Stock Option Plans, up to an aggregate of 3,750,000 shares are reserved for issuance, subject to adjustment for stock dividends, recapitalizations and the like. Options granted to employees under the Stock Option Plans generally become exercisable in annual installments over three years for options granted under the 2000 Plan and five years for options granted under the 1992 Plan. Options granted to non-employee directors of the Company are fully vested on the date of grant and are exercisable six months thereafter. All options granted expire ten years after the date of grant.

         A summary of stock option activity and weighted-average exercise prices for the periods indicated are as follows:

                                  Number of    Weighted-Average
                                   Options      Exercise Price
                                  ----------   ----------------
Outstanding at December 31, 2000   1,919,625         $19.59
         Granted                      89,500           9.47
         Exercised                         -              -
         Cancelled                  (231,400)         16.79
                                  ----------
Outstanding at December 31, 2001   1,777,725          19.39
         Granted                     375,000          10.01
         Exercised                   (11,168)          7.38
         Cancelled                  (294,981)         17.37
                                  ----------
Outstanding at December 31, 2002   1,846,576          17.93
         Granted                     953,250           8.46
         Exercised                  (360,114)         13.34
         Cancelled                  (563,360)         25.16
                                  ----------
Outstanding at December 31, 2003   1,876,352         $11.83
                                  ==========

         The following table summarizes information about stock options outstanding at December 31, 2003:

                               Weighted   Weighted                Weighted
    Range of                    Average    Average     Number     Average
    Exercise        Number     Remaining  Exercise  Exercisable   Exercise
     Prices       Outstanding     Life      Price   at 12/31/03    Price
----------------  -----------  -------------------------------------------
$ 6.68 to $10.01   1,454,652    8.9 yrs.  $   8.63        85,069  $   8.45
$10.02 to $13.35       4,500    7.4 yrs.  $  12.95         4,500  $  12.95
$13.36 to $16.69      58,200    4.9 yrs.  $  15.35        58,200  $  15.35
$16.70 to $20.03      32,150    3.0 yrs.  $  18.91        32,150  $  18.91
$20.04 to $23.36     209,350    4.7 yrs.  $  21.77       163,700  $  21.84
$26.70 to $30.04      85,000    3.3 yrs.  $  28.75        85,000  $  28.75
$30.05 to $33.38      32,500    1.4 yrs.  $  33.38        32,500  $  33.38

         Using the Black-Scholes option valuation model, the estimated fair values of options granted during 2003, 2002 and 2001 were $4.61, $5.67 and $5.20 per option, respectively. Principal assumptions used in applying the Black-Scholes model were as follows:

Black-Scholes Model Assumptions      2003       2002       2001
-------------------------------     -------    -------    -------
Risk-free interest rate                4.02%      5.11%      5.07%
Expected volatility                   53.50%     49.40%     45.58%
Expected dividend yield                1.30%      1.26%      1.26%
Expected term                        10 yrs.    10 yrs.    10 yrs.

         b.       Other Stock Plans

         The 1993 Employee Stock Purchase Plan enabled eligible employees of the Company to purchase shares of the Company's $0.01 par value common stock. Employees may contribute up to 15% of their eligible compensation toward the semi-annual purchase of common stock. The purchase price is based on the fair market value of the common stock on the date of purchase. No compensation expense is recorded in connection with the plan. During 2002, 5,312 shares were issued to employees at an average price of $8.88 per share. The plan was discontinued effective December 31, 2002.

         The Company has a Stock Bonus Plan (the "Bonus Plan"). Under the terms of the Bonus Plan, common stock may be granted to employees under terms and conditions as determined by the Board of Directors. During 2003 and 2002, 6,370 and 10,300 shares, respectively, were issued to employees at an average price of $11.58 and $8.64, respectively. The expense associated with the grants is recognized when the shares are granted and amounted to $74,000, $89,000 and $27,000 in 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, there were 460,010 and 466,380 shares, respectively, available for offering under the Bonus Plan.

14.      EMPLOYEE 401(k) SAVINGS PLAN

         Substantially all of the Company's employees are eligible to participate in a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The Plan provides for the Company to match, in cash, a percentage of each employee's contributions up to certain limits. On January 1, 2003, Plan amendments went into effect that among other things increased the potential Company matching contribution and changed the vesting period of those contributions. The Plan was also amended to be a Safe Harbor Plan and thus subject to those restrictions. The Company's matching contribution and related expense for the plan was approximately $2.6 million, $1.0 million and $1.0 million for 2003, 2002 and 2001, respectively.

15.      SUPPLEMENTAL CASH FLOW INFORMATION

         Selected cash payments and non-cash activities were as follows (in thousands):

                                                                           December 31,
                                                                 ------------------------------
                                                                   2003       2002       2001
                                                                 --------   --------   --------
Non-cash transactions:
      Capital lease obligation incurred                          $      -   $ 14,731   $ 77,363
      Purchase option exercised related to equipment guarantees     6,746          -     13,825
      Receivable Securitization Facility                                -          -     17,700

      Acquisitions, net of cash acquired:
             Fair value of assets acquired                              -          -     59,012
             Liabilities assumed                                        -          -    (52,676)
                                                                 --------   --------   --------
                  Net cash paid                                  $      -   $      -   $ (6,336)
                                                                 ========   ========   ========

16.      INCOME TAXES

         a.       Income Tax (Benefit) Provision

         The consolidated income tax (benefit) provision for 2003, 2002 and 2001 consists of the following components (in thousands):

                                          2003      2002       2001
                                        --------  --------   --------
Current:
      U.S. Federal                      $      -  $(13,789)  $(27,597)
      Foreign                                  -       979       (819)
      State                                    -    (2,468)         -
Deferred                                       -         -    (14,441)
                                        --------  --------   --------
Total consolidated provision (benefit)  $      -  $(15,278)  $(42,857)
                                        ========  ========   ========

         The Company's effective tax rate differed from the U.S. Federal statutory rate of 35% as follows:

                                                   2003       2002        2001
                                                 --------   --------   ---------
Pretax book loss                                 $(57,227)  $(71,468)  $(275,025)

      Federal tax benefit at 35% statutory rate   (20,029)   (25,014)    (96,259)

      State and local income taxes                            (1,604)      (554)
      Foreign income taxes - rate differential                     -       (142)
      Valuation allowance                          18,857     12,706      55,305
      Other                                         1,172     (1,366)     (1,207)
                                                 --------   --------   ---------
Total income tax expense/(benefit)               $      -   $(15,278)  $ (42,857)
                                                 ========   ========   =========

         b.       Deferred Taxes

         Deferred income taxes are primarily due to temporary differences between financial and income tax reporting for the depreciation of property, plant and equipment and equipment under lease, the recognition of income from assets under finance leases, charges the Company recorded in 2003, 2002 and 2001 related to the restructuring of certain operations, and tax credits and losses carried forward.

         The Company has a federal tax net operating loss carryforward of approximately $250 million, which will expire beginning in 2022, if unused, and which may be subject to other limitations under IRS rules. The Company has various tax credit carryforwards which will expire beginning in 2013, if unused. Under SFAS No. 109, Accounting for Income Taxes, deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has determined that a valuation allowance is necessary and, accordingly, has recorded a valuation allowance for all deferred tax assets as of December 31, 2003 and 2002, respectively. In future periods, the Company will evaluate the income tax valuation allowance and adjust (reduce) the allowance when management has determined that impairment to realizability of the related deferred tax assets, or a portion thereof, has been removed.

         The components of deferred tax assets and deferred tax liabilities as of December 31, 2003 and 2002 were as follows (in thousands):

                                                                     2003        2002
                                                                   ---------   --------
Deferred tax (assets):
         Rentals on finance leases                                 $       -   $(22,998)
         Leasing difference                                                -    (11,989)
         Operations restructuring                                    (22,852)   (26,799)
         Tax credits and loss carryforwards                         (104,814)   (53,360)
         Other                                                       (52,328)   (85,280)

Deferred tax liabilities:
         Book-tax basis differences-property, plant and equipment     68,979     73,557
         Earned finance charges on finance leases                          -     10,770
         Other                                                        24,147     48,088
                                                                   ---------   --------

Net deferred tax liability/(asset), before valuation allowance     $ (86,868)  $(68,011)
                                                                   ---------   --------

Valuation allowance                                                $  86,868   $ 68,011
                                                                   ---------   --------

Net deferred tax asset                                             $       -   $      -
                                                                   =========   ========

17.      COMMITMENTS AND CONTINGENCIES

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

         This case grows out of a joint venture agreement between BK and the Company, which was generally intended to permit BK and the Company to market the RoadRailer(R) trailer in Brazil and other areas of South America. When BK was placed into the Brazilian equivalent of bankruptcy late in 2000, the joint venture was dissolved. BK subsequently filed its lawsuit against the Company alleging among other things that it was forced to terminate business with other companies because of the exclusivity and non-compete clauses purportedly found in the joint venture agreement. In its complaint, BK asserts that it has been damaged by these alleged wrongs by the Company in the approximate amount of $8.4 million.

         The Company answered the complaint in May 2001, denying any wrongdoing. The Company believes that the claims asserted against it by BK are without merit and intends to defend itself vigorously against those claims. The Company believes that the resolution of this lawsuit will not have a material adverse effect on its financial position, liquidity or future results of operations; however, at this early stage of the proceeding, no assurance can be given as to the ultimate outcome of the case.

                  Environmental

         In October 2003, the Company reached a verbal agreement with federal officials to resolve a federal environmental investigation related to its Huntsville, Tennessee facility. The plea agreement includes payment of a $0.4 million fine and a plea to two misdemeanor violations of the Clean Water Act. The parties expect to submit the agreement to the court for resolution in the near future. The expected resolution of this matter does not have a material impact on the Company's financial position, liquidity or future results of operations.

         In September 2003, the Company was noticed as a potentially responsible party (PRP) by the United States Environmental Protection Agency pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. PRPs include current and former owners and operators of facilities at which hazardous substances were disposed of. EPA's allegation that the Company was a PRP arises out of the operation of a former branch facility located approximately five miles from the original site. The Company does not expect that these proceedings will have a material adverse effect on the Company's financial condition or results of operations.

         b.       Environmental

         The Company generates and handles certain material, wastes and emissions in the normal course of operations that are subject to various and evolving federal, state and local environmental laws and regulations.

         The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for the treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of December 31, 2003, the Company was not aware of any of its branch or manufacturing locations where remediation activities would be required in its current state and usage and therefore has no reserves. The $0.9 million environmental reserve at December 31, 2002 was related to sites disposed of in 2003.

         c.       Used Trailer Restoration Program

         During 1999, the Company reached a settlement with the IRS related to federal excise tax on certain used trailers restored by the Company during 1996 and 1997. The Company has continued the restoration program with the same customer since 1997. The customer has indemnified the Company for any potential excise tax assessed by the IRS for years subsequent to 1997. As a result, the Company has recorded a liability and a corresponding receivable of approximately $9.0 and $8.6 million in the accompanying Consolidated Balance Sheets at December 31, 2003 and 2002, respectively. During 2001, the IRS completed its federal excise tax audit of 1999 and 1998 resulting in an assessment of approximately $5.4 million. The Company believes it is fully indemnified for this liability and that the related receivable is fully collectible.

         d.       Letters of Credit

         As of December 31, 2003, the Company had standby letters of credit totaling approximately $7.0 million issued in connection with workers compensation claims and surety bonds.

         e.       Royalty Payments

         The Company is obligated to make quarterly royalty payments in accordance with a licensing agreement related to the development of the Company's composite plate material used on its proprietary DuraPlate(R) trailer. The amount of the payments varies with the production volume of usable material, but requires minimum royalties of $0.5 million annually through 2005. Annual payments for the last three years were approximately $1 million.

         f.       Used Trailer Residual Guarantees and Purchase Commitments

         In connection with certain historical new trailer sale transactions, the Company had entered into agreements to guarantee end-of-term residual value, which contain an option to purchase the used equipment at a pre-determined price. By policy, the Company no longer provides used trailer residual guarantees.

         Under these agreements, future payments which may be required as of December 31, 2003 are as follows (in thousands):

            Purchase Option    Guarantee Amount
            ---------------    ----------------
      2004     $ 51,679             $  4,465
      2005       22,758                4,976
      2006            -                9,680
      2007            -                3,527
Thereafter            -                    -
               --------             --------
               $ 74,437             $ 22,648
               ========             ========

         In relation to the guarantees, as of December 31, 2003 and 2002, the Company recorded loss contingencies of $1.4 million and $1.2 million, respectively.

         g.       Purchase Commitments

         As part of the sale of certain assets of our aftermarket parts business, as discussed in Footnote 5, the Company entered into a parts purchase agreement with the buyer that requires the Company to purchase $45 million in parts over the next three years with a minimum of $15 million per year. The purchase price for the parts will be at current market prices, will not exceed business requirements and is subject to certain performance requirements.

18.      SEGMENTS AND RELATED INFORMATION

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

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company evaluates segment performance based on income from operations. The Company has not allocated certain corporate related charges such as administrative costs, interest and income taxes from the manufacturing segment to the Company's other reportable segment. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows (in thousands):

                                                                 Retail and     Combined                Consolidated
                                                  Manufacturing  Distribution   Segments  Eliminations     Total
                                                  -------------  ------------  ---------  ------------  ------------
2003
Net sales
External customers                                  $ 620,120     $ 267,820    $ 887,940   $       -     $ 887,940
Intersegment sales                                     52,172           878       53,050     (53,050)            -
                                                    ---------     ---------    ---------   ---------     ---------
Total net sales                                     $ 672,292     $ 268,698    $ 940,990   $ (53,050)    $ 887,940
                                                    =========     =========    =========   =========     =========
Depreciation and amortization                          13,843         9,945       23,788           -        23,788
Loss from operations                                   27,828       (37,283)      (9,455)        433        (9,022)
Reconciling items to net loss:
    Interest income                                                                                           (406)
    Interest expense                                                                                        30,162
    Foreign exchange gains and losses, net                                                                  (5,291)
    Trade receivables facility costs                                                                         1,022
    Loss on debt extinguishment                                                                             19,840
    Other (income) expense                                                                                   2,878
                                                                                                         ---------
Net loss                                                                                                 $ (57,227)
                                                                                                         =========
Capital expenditures                                $   5,672     $     846    $   6,518   $       -     $   6,518
Assets                                              $ 370,325     $ 188,477    $ 558,802   $(161,766)    $ 397,036

2002
Net sales
External customers                                  $ 492,267     $ 327,301    $ 819,568   $       -     $ 819,568
Intersegment sales                                     37,793         4,188       41,981     (41,981)            -
                                                    ---------     ---------    ---------   ---------     ---------
Total net sales                                     $ 530,060     $ 331,489    $ 861,549   $ (41,981)    $ 819,568
                                                    =========     =========    =========   =========     =========
Depreciation and amortization                          15,152        13,474       28,626           -        28,626
Restructuring charge from operations                    1,813             -        1,813           -         1,813
Loss from operations                                  (16,566)      (22,287)     (38,853)         93       (38,760)
Reconciling items to net loss:
    Interest income                                                                                           (282)
    Interest expense                                                                                        30,873
    Foreign exchange gains and losses, net                                                                      (5)
    Trade receivables facility costs                                                                         4,072
    Loss on debt extinguishment                                                                              1,314
    Other (income) expense                                                                                  (3,264)
    Income tax benefit                                                                                     (15,278)
                                                                                                         ---------
Net loss                                                                                                 $ (56,190)
                                                                                                         =========
Capital expenditures                                $   4,514     $   1,189    $   5,703   $       -     $   5,703
Assets                                              $ 387,263     $ 340,505    $ 727,768   $(162,199)    $ 565,569

2001
Net sales
External customers                                  $ 518,212     $ 345,180    $ 863,392   $       -     $ 863,392
Intersegment sales                                     61,854         2,427       64,281     (64,281)            -
                                                    ---------     ---------    ---------   ---------     ---------
Total net sales                                     $ 580,066     $ 347,607    $ 927,673   $ (64,281)    $ 863,392
                                                    =========     =========    =========   =========     =========
Depreciation and amortization                          18,191        13,952       32,143           -        32,143
Restructuring charge from operations                   37,493           371       37,864           -        37,864
Loss from operations                                 (148,727)      (92,975)    (241,702)      2,300      (239,402)
Reconciling items to net loss:
    Interest income                                                                                           (349)
    Interest expense                                                                                        21,292
    Equity in losses of unconsolidated affiliate                                                             7,668
    Restructuring charges                                                                                    1,590
    Foreign exchange gains and losses, net                                                                   1,706
    Trade receivables facility costs                                                                         2,228
    Other (income) expense                                                                                   1,488
    Income tax benefit                                                                                     (42,857)
                                                                                                         ---------
Net loss                                                                                                 $(232,168)
                                                                                                         =========
Capital expenditures                                $   4,463     $   1,436    $   5,899   $       -     $   5,899
Assets                                              $ 449,012     $ 348,155    $ 797,167   $(104,663)    $ 692,504

         b.       Geographic Information

         International sales, primarily to Canadian customers, accounted for approximately 9% in each of the last three years.

         At December 31, 2003 and 2002, the amount reflected in property, plant and equipment, net of accumulated depreciation related to the Company's Canadian subsidiary was approximately $2.0 million.

         c.       Product Information

         The Company offers products primarily in three general categories of new trailers, used trailers and parts. Other sales include trailer service work performed at branch locations, leasing revenues, interest income from finance contracts and freight. The following table sets forth the major product category sales and their percentage of consolidated net sales (dollars in thousands):

                       2003                   2002                   2001
               -------------------    -------------------    -------------------
New Trailers   $690,465       77.8%   $563,496       68.8%   $614,363       71.2%
Used Trailers    64,843        7.3      92,317       11.3      73,287        8.5
Parts            81,710        9.2      99,447       12.1     103,694       12.0
Other            50,922        5.7      64,308        7.8      72,048        8.3
               --------   --------    --------   --------    --------   --------
Total Sales    $887,940      100.0%   $819,568      100.0%   $863,392      100.0%
               ========   ========    ========   ========    ========   ========

         d.       Major Customers

         The Company had one customer that represented 14% of consolidated net sales in 2003, and another customer that represented 11% and 19% of consolidated net sales in 2002 and 2001, respectively. The Company's consolidated net sales in the aggregate to its five largest customers were 27%, 30% and 34% of its consolidated net sales in 2003, 2002 and 2001, respectively.

19.      CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations for fiscal years 2003, 2002 and 2001 (Dollars in thousands except per share amounts).

                                        First      Second          Third         Fourth
                                       Quarter     Quarter        Quarter        Quarter
                                      ---------   ---------      ---------      ---------
2003
       Net sales                      $ 222,508   $ 230,231      $ 215,450      $ 219,751
       Gross profit                      22,341      (4,811)        15,905         15,259
       Net loss                           1,430     (27,268)(4)    (29,641)(5)     (1,748)(6)
       Basic and diluted  loss per
        share(1)                      $    0.05   $   (1.07)     $   (1.16)     $   (0.08)

2002
       Net sales                      $ 161,952   $ 210,251      $ 241,474      $ 205,891
       Gross profit                          39       6,227         21,731         12,454
       Net loss                         (14,589)    (21,677)        (8,319)       (11,605)
       Basic and diluted  loss per
        share(1)                      $   (0.65)  $   (0.96)     $   (0.37)     $   (0.46)
2001
       Net sales                      $ 242,629   $ 212,172      $ 241,945      $ 166,646
       Gross loss                        (1,743)        (26)       (32,733)       (84,711)
       Net loss                         (17,730)    (18,117)       (61,373)(2)   (134,948)(3)
       Basic and diluted  loss per
        share(1)                      $   (0.79)  $   (0.81)     $   (2.69)     $   (5.88)

(1) Earnings (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may differ from annual earnings per share due to rounding.

(2) The third quarter 2001 results include restructuring and other related charges of $40.5 million ($25.6 million, net of tax).

(3) The fourth quarter 2001 results include loss contingencies and impairment charge related to the Company's leasing operations of $37.9 million and used trailer inventory valuation of $18.6 million.

(4) The second quarter 2003 results include a $28.5 million loss on asset impairment, as discussed in Footnote 5.

(5) The third quarter 2003 results include a $18.9 million loss on debt extinguishment, related to its debt refinancing, as discussed in Footnote 11.

(6) The fourth quarter 2003 results includes a $4.1 million loss on the sale of a large portion of the Company's finance contracts.

20.      PRO FORMA FINANCIAL INFORMATION

         The Company has prepared the following Unaudited Pro Forma Consolidated Statement of Operations for the twelve months ended December 31, 2003 to illustrate the estimated effects of the sale (the "Asset Sale") of certain of the assets of its trailer leasing and rental, and wholesale aftermarket parts distribution businesses to Aurora Trailer Holdings, LLC and the refinancing of its capital structure through the sale of $125 million of 3.25% five-year senior unsecured convertible notes and entering into a $222 million three-year asset-based loan arrangement (the "Refinancing"). The Company believes the pro forma data to be useful in understanding the operating results in view of the recently completed transactions. The Unaudited Pro Forma Consolidated Statements of Operations give effect to the transactions, described in Footnotes 5 and 11, as if they had occurred as of the beginning of the year. The Pro Forma Financial Statement is based upon available information and certain assumptions that management believes are reasonable. The Pro Forma Financial Statement does not purport to represent what the Company's results of operations or financial condition would actually have been had the transactions in fact occurred on such dates or to project the Company's results of operations or financial condition for any future period or date.

                           Wabash National Corporation
 Pro Forma Statement of Operations for the Twelve Months Ended December 31, 2003
                 Dollars in Thousands, Except Per Share Amounts

                                                                       Adjustments
                                                                 -----------------------
                                                     Historical  Asset Sale  Refinancing  Pro Forma
                                                     ----------  ----------  -----------  ---------
Net sales                                            $  887,940  $  (58,904) $         -  $ 829,036
Cost of sales                                           810,746     (48,639)           -    762,107
Loss on asset impairment                                 28,500     (28,500)           -          -
                                                     ----------  ----------  -----------  ---------
Gross profit                                             48,694      18,235            -     66,929

General and administrative expenses                      37,383      (1,498)      (1,576)    34,309
Selling expenses                                         20,333      (1,920)           -     18,413
                                                     ----------  ----------  -----------  ---------
Income (loss) from operations                            (9,022)     21,653        1,576     14,207

Other income (expense):
        Interest expense                                (30,162)      1,745       13,663    (14,754)
        Trade receivable facility costs                  (1,022)          -        1,022          -
        Foreign exchange gains and losses, net            5,291           -                   5,291
        Loss on debt extinguishment                     (19,840)          -       18,940       (900)
        Other, net                                       (2,472)        853                  (1,619)
                                                     ----------  ----------  -----------  ---------
Income (loss) before income taxes                       (57,227)     24,251       35,201      2,225

Income tax (benefit) expense                                  -           -            -          -
                                                     ----------  ----------  -----------  ---------
Net income (loss)                                       (57,227)     24,251       35,201      2,225

Preferred stock dividends                                 1,053                               1,053
                                                     ----------  ----------  -----------  ---------
Net income (loss) applicable to common stockholders  $  (58,280) $   24,251  $    35,201  $   1,172
                                                     ==========  ==========  ===========  =========
Basic and diluted net income (loss) per share        $    (2.26)                          $    0.05
                                                     ==========                           =========

Weighted average shares outstanding                      25,778                              25,778
                                                     ==========                           =========

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9A--CONTROLS AND PROCEDURES

         Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of December 31, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

         There were no changes in the Company's internal control over financial reporting identified in management's evaluation during the fourth quarter of fiscal 2003 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART III

ITEM 10--EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company hereby incorporates by reference the information contained under the heading "Election of Directors" from its definitive Proxy Statement to be delivered to stockholders of the Company in connection with the 2004 Annual Meeting of Stockholders to be held May 13, 2004.

        The following are the executive officers of the Company:

       NAME          AGE                    POSITION
-------------------  ---  ------------------------------------------------
William P. Greubel   52   President, Chief Executive Officer and Director
Rodney P. Ehrlich    57   Senior Vice President - Chief Technology Officer
Richard J. Giromini  50   Senior Vice President - Chief Operating Officer
Mark R. Holden       44   Senior Vice President - Chief Financial Officer
Timothy J. Monahan   52   Senior Vice President - Human Resources

         William P. Greubel. Mr. Greubel has been President, Chief Executive Officer and Director of the Company since May 2002. As a Director he also serves on the Executive Committee of the Board. Mr. Greubel was a Director and Chief Executive Officer of Accuride Corporation, a manufacturer of wheels for trucks and trailers, from 1998 until May 2002 and served as President of Accuride Corporation from 1994 to 1998. Previously, Mr. Greubel was employed by AlliedSignal Corporation from 1974 to 1994 in a variety of positions of increasing responsibility, most recently as Vice President and General Manager of the Environmental Catalysts and Engineering Plastics business units.

         Rodney P. Ehrlich. Mr. Ehrlich has been Senior Vice President--Chief Technology Officer of the Company since January 2004. From 2001-2003, Mr. Ehrlich was Senior Vice President of Product Development. Mr. Ehrlich was in charge of the Company's engineering operations since the Company's founding.

         Richard J. Giromini. Mr. Giromini has been Senior Vice President - Chief Operating Officer since joining the Company on July 15, 2002. He also serves as President, and is Director of Wabash National Trailer Center, Inc. since January 2004.. Prior to that, Mr. Giromini was with Accuride Corporation from April 1998 to July 2002, where he served in capacities as Senior Vice President - Technology and Continuous Improvement; Senior Vice President and General Manager - Light Vehicle Operations; and President and CEO of AKW LP. Previously, Mr. Giromini was employed by ITT Automotive, Inc. from 1996 to 1998 serving as the Director of Manufacturing.

         Mark R. Holden. Mr. Holden has been Senior Vice President--Chief Financial Officer since October 2001. In addition, Mr. Holden served in office of the CEO during 2001 and 2002. Mr. Holden served as Vice President--Chief Financial Officer and Director of the Company from May 1995 to October 2001 and Vice President--Controller of the Company from 1992 until May 1995.

         Timothy J. Monahan. Mr. Monahan has been Senior Vice President - Human Resources since joining the Company on October 15, 2003. Prior to that, Mr. Monahan was with Textron Fastening Systems from 1999 to October 2003 where he served as Vice President - Human Resources. Previously, Mr. Monahan served as Vice President - Human Resources at Beloit Corporation.

         As part of our system of corporate governance, our Board of Directors has adopted a code of ethics that is specifically applicable to our Chief Executive Officer and Senior Financial Officers. This code of ethics is available on our website at www.wabashnational.com/about.

ITEM 11--EXECUTIVE COMPENSATION

         The Company hereby incorporates by reference the information contained under the heading "Compensation" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2004 Annual Meeting of Stockholders to be held May 13, 2004.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company hereby incorporates by reference the information contained under the heading "Beneficial Ownership of Common Stock" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2004 Annual Meeting of Stockholders to be held on May 13, 2004.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company hereby incorporates by reference the information contained under the heading "Related Party Transactions" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2004 Annual Meeting of Stockholders to be held on May 13, 2004.

ITEM 14--PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information required by Item 14 of this form and the audit committees pre-approval policies and procedures regarding the engagement of the principal accountant are incorporated herein by reference from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2004 Annual Meeting of Stockholders to be held on May 13, 2004 under the caption "Audit Committee Report - Independent Auditor Fees"

PART IV

ITEM 15--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(b)   Reports on Form 8-K:

      None.

(c) Exhibits: The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

2.01     Purchase Agreement dated March 31, 1997, as amended(1)

2.02     Asset Purchase Agreement dated July 22, 2003(14)

2.03     Amendment No. 1 to the Asset Purchase Agreement dated September 19, 2003(14)

3.01     Certificate of Incorporation of the Company(2)

3.02     Certificate of Designations of Series A Junior Participating Preferred Stock(2)

3.03     Amended and restated By-laws of the Company(9)

4.01     Specimen Stock Certificate(7)

4.02 Rights Agreement between the Company and Harris Trust and Savings Bank as Rights Agent dated December 4, 1995(2)

4.03     First Amendment to Shareholder Rights Agreement dated October 21, 1998
         (3)

4.04     Second Amendment to Shareholder Rights Agreement dated December 18,
         2000(5)

4.05 Indenture for the 3.25% Convertible Senior Notes due August 1, 2008, between the registrant, as issuer, and Wachovia Bank, National
         Association, as Trustee, dated as of August 1, 2003(13)

4.06     Registration Rights Agreement for 3.25% Convertible Senior Notes due
         August 1, 2008, dated August 1, 2003(13)

10.01    1992 Stock Option Plan(2)

10.02    Indemnification Agreement between the Company and Roadway Express, Inc.
         (4)

10.03    2000 Stock Option Plan(6)

10.04    Consulting and Non-Competition Agreement dated July 16, 2001 between
         Donald J. Ehrlich and Wabash National Corporation(7)

10.05    2001 Stock Appreciation Rights Plan(8)

10.06    Executive Employment Agreement dated April 2002 between the Company and
         William P. Greubel(9)

10.07 Executive Employment Agreement dated June 28, 2002 between the Company and Richard J. Giromini(10)

10.08    Nonqualified Stock Option Agreement dated July 15, 2002 between the
         Company and Richard J. Giromini(10)

10.09    Restricted Stock Agreement between the Company and Richard J. Giromini
         (10)

10.10 Executive Employment Agreement dated June 14, 2002 between the Company and Mark R. Holden(10)

10.11    Nonqualified Stock Option Agreement dated May 6, 2002 between the
         Company and Mark R. Holden(10)

10.12    Non-qualified Stock Option Agreement between the Company and William P.
         Greubel(10)

10.13    First Amendment to Executive Employment Agreement dated December 4,
         2002 between the Company and William P. Greubel(11)

10.14    Restricted Stock Agreement between the Company and William P. Greubel
         (11)

10.15    Second Amendment to Executive Employment Agreement dated June 2, 2003 between the Company and William P. Greubel(12)

10.16    Loan and Security Agreement dated September 23, 2003(15)

10.17    Amendment No. 1 to Loan and Security Agreement dated October 23, 2003
         (15)

10.18    Amendment No. 3 to Loan and Security Agreement dated December 11, 2003
         (15)

21.00    List of Significant Subsidiaries(15)

23.01    Consent of Ernst & Young LLP(15)

23.02    Notice Regarding Consent of Arthur Andersen LLP(15)

31.01    Certification of Principal Executive Officer(15)

31.02    Certification of Principal Financial Officer(15)

32.01    Written Statement of Chief Executive Officer and Chief Financial
         Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002(18
         U.S.C. Section 1350)(15)

         (1) Incorporated by reference to the Registrant's Form 8-K filed on May 1, 1997

         (2)      Incorporated by reference to the Registrant's Registration
                  Statement on Form S-1 (No. 33-42810) or the Registrant's
                  Registration Statement on Form 8-A filed December 6, 1995
                  (item 3.02 and 4.02)

         (3) Incorporated by reference to the Registrant's Form 8-K filed on October 26, 1998

         (4) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1999

         (5) Incorporated by reference to the Registrant's Amended Form 8-A filed January 18, 2001

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

         (7) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2001

         (8) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2001

         (9) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 2002

         (10) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2002

         (11) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2002

         (12) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2003

         (13) Incorporated by reference to the Registrant's registration statement Form S-3 (Registration No. 333-109375) filed on
                  October 1, 2003

         (14) Incorporated by reference to the Registrant's Form 8-K filed on September 29, 2003

         (15)     Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           WABASH NATIONAL CORPORATION

February 9, 2004          By: /s/ Mark R. Holden
                              --------------------------------------------------
                              Mark R. Holden
                              Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

      Date                                 Signature and Title
      ----                                 -------------------
February 9, 2004          By: /s/ William P. Greubel
                              --------------------------------------------------
                              William P. Greubel
                              President and Chief Financial Officer and Director
                              (Principal Executive Officer)

February 9, 2004          By: /s/ Mark R. Holden
                              --------------------------------------------------
                              Mark R. Holden
                              Senior Vice President and Chief Financial Officer
                              (Principal Financial Officer and Principal
                              Accounting Officer)

February 9, 2004          By: /s/ John T. Hackett
                              --------------------------------------------------
                              John T. Hackett
                              Chairman of the Board of Directors

February 9, 2004          By: /s/ David C. Burdakin
                              --------------------------------------------------
                              David C. Burdakin
                              Director

February 9, 2004          By: /s/ Ludvik F. Koci
                              --------------------------------------------------
                              Ludvik F. Koci
                              Director

February 9, 2004          By: /s/ Martin C. Jischke
                              --------------------------------------------------
                              Dr. Martin C. Jischke
                              Director