Form 10-K/A
period 2003-12-31
WABASH NATIONAL CORP /DE
filed 2004-03-24
CIK 879526

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER: 1-10883

                           WABASH NATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                           52-1375208
(STATE OR OTHER JURISDICTION OF                               (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)
                                 [WABASH NATIONAL(R) LOGO]
  1000 SAGAMORE PARKWAY SOUTH,                                    47905
       LAFAYETTE, INDIANA                                       (ZIP CODE)
     (ADDRESS OF PRINCIPAL
       EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (765) 771-5300

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
              Title of each class                        on which registered:
              -------------------                        --------------------
         Common Stock, $.01 Par Value                    New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ].

         The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2003 was $230,188,920 based upon the closing price of the Company's common stock as quoted on the New York Stock Exchange composite tape on such date.

         The number of shares outstanding of the registrant's Common Stock as of February 6, 2004 was 26,914,517.

================================================================================

                                EXPLANATORY NOTE

This is Amendment No. 1 to the Registrant's annual report on Form 10-K for the year ended December 31, 2003, which was originally filed with the Securities and Exchange Commission on February 12, 2004. This amendment is being filed to include responses to the items required by Part III, which originally were expected to be incorporated by reference to the Registrant's definitive Proxy Statement to be delivered to its stockholders in connection with its 2004 Annual Meeting of Stockholders to be held May 13, 2004

                                TABLE OF CONTENTS

                           WABASH NATIONAL CORPORATION
                            FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 2003
                                 AMENDMENT NO. 1

                                                                             PAGES
                                                                             -----
PART III

Item 10 Directors and Executive Officers of the Registrant.................    1

Item 11 Executive Compensation.............................................    4

Item 12 Security Ownership of Certain Beneficial Owners and Management ....    8

Item 13 Certain Relationships and Related Transactions.....................   11

Item 14 Principal Accountant Fees and Services.............................   12

PART IV

Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K....   13

SIGNATURES ................................................................   14

PART III

ITEM 10--EXECUTIVE OFFICERS OF THE REGISTRANT

                           DIRECTORS OF THE REGISTRANT

         The name, age, business experience, current committee memberships, and directorships of each nominee for director, during at least the last five years, are set forth in the table below.

David C. Burdakin          Member - Audit, Compensation, Nominating and
                           Corporate Governance Committees
                           Age 49
                           Director of the Corporation since February 2002. Mr.
                           Burdakin is President of HON Company, a manufacturer of office furniture, since February 2000 and Executive Vice President of HON Industries, a diversified manufacturer, since February 2001.
                           Previously, Mr. Burdakin was President of the HON
                           Group and has held a variety of positions of increasing responsibility with HON since 1993.

William P. Greubel         Member - Executive Committee.
                           Age 52
                           President and Chief Executive Officer of the
                           Corporation since May, 2002. Director of the
                           Corporation since May, 2002. Mr. Greubel was a
                           Director and Chief Executive Officer of Accuride
                           Corporation, a manufacturer of wheels for trucks and trailers, from 1998 until April 2002 and served as President of Accuride Corporation from 1994 to 1998.
                           Previously, Mr. Greubel was employed by AlliedSignal
                           Corporation from 1974 to 1994 in a variety of positions of increasing responsibility, most recently as Vice President and General Manager of the Environmental Catalysts and Engineering Plastics business units. Mr. Greubel is a Board member of the Truck Trailer Manufacturers Association (TTMA) since
                           2002 and a board member of the United Way of Lafayette since 2004.

John T. Hackett            Member--Audit, Compensation, and Nominating and
                           Corporate Governance Committees
                           Age 71
                           Director of the Corporation since November 1991 and Chairman of the Board of Directors of Wabash National
                           Corporation since October 2001. Mr. Hackett was
                           Managing General Partner of CID Equity Partners,
                           L.P., a private investment partnership, from 1991 until his retirement in 2001. He previously served as Vice President--Finance and Administration of Indiana
                           University from 1988 to 1991 and Executive Vice
                           President, Chief Financial Officer and director of
                           Cummins Engine Corporation from 1964 to 1988. Mr.
                           Hackett is also a director of Irwin Financial
                           Corporation.

Dr. Martin C. Jischke      Member--Audit, Compensation, and Nominating and
                           Corporate Governance Committees
                           Age 62
                           Director of the Corporation since January 2002. Dr.
                           Jischke is President of Purdue University, West
                           Lafayette, Indiana, since August 2000. Previously,
                           Dr. Jischke was president of Iowa State University from 1991-2000, chancellor of the University of Missouri-Rolla from 1986-1991, and served in various capacities at the University of Oklahoma between 1968 and 1986, including dean and interim president. Dr.
                           Jischke also serves as a director of Kerr-McGee
                           Corporation.

Ludvik F. Koci             Member--Audit and Compensation Committees
                           Age 67
                           Director of the Corporation since December 1993. Mr.
                           Koci was Chairman and Chief Executive Officer of
                           Detroit Diesel Corporation in Detroit, Michigan from
                           1997 until his retirement in 2002. He had previously served as President and Chief Operating Officer from December 1989. Mr. Koci also serves on the Board of Directors of Penske Corporation, Penske
                           Transportation Components LLC., VM Motori S.p.A.,
                           American Trucking Research Institute, Focus Hope,
                           Mary's Children Family Center of Michigan and the
                           Board of Regents of Orchard Lake Schools, and of
                           Saints Cyril & Methodius Seminary.

Stephanie K. Kushner       Member--Audit, Compensation, and Nominating and
                           Corporate Governance Committees
                           Age 48
                           Director of the Corporation since February 2004. Ms.
                           Kushner is Vice President and Chief Financial Officer of Federal Signal Corporation, a manufacturer and supplier of diverse industrial products. Prior to joining Federal Signal, she was employed by FMC
                           Corporation for 14 years, most recently as Vice
                           President and Treasurer. Before joining FMC, she held various financial positions with AMOCO Corporation, Cyprus Minerals and Homestake Mining Company.

Directors' Fees

          From January 1, 2003 until June 30, 2003, Directors who were not officers or otherwise affiliated with the Corporation received total compensation of $10,000 per calendar quarter (paid 1/3 in cash and 2/3 in common stock of the Corporation) and $1,000 for each Committee meeting attended.

          Effective July 1, 2003, Directors who are not officers or otherwise affiliated with the Corporation receive compensation of $10,000 per calendar quarter (paid 1/2 in cash and 1/2 in common stock of the Corporation), except for the Chairman of the Board who receives compensation of $11,250 per calendar quarter (paid 1/2 in cash and 1/2 in common stock of the Corporation). Directors who are not officers or otherwise affiliated with the Corporation also receive $1,000 for each Committee meeting attended except for the Chairman of each committee who receive $2,000 for each committee meeting attended.

          Beginning with fiscal year 2003, directors who are not officers or otherwise affiliated with the Corporation annually receive a restricted stock award of 1,000 shares on the last day of the fiscal year. One-half of these shares vest on the first anniversary of the grant date and one-half vest on the secondary anniversary of the grant date. Vesting of the restricted stock will be accelerated on the first to occur of either (1) an involuntary termination of the directorship and (2) the voluntary resignation of the director if the director has served for one year since the date of grant.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         In addition to Mr. Greubel, who is identified above under the heading "Directors of the Registrant," the table below sets forth the names, ages, and current positions of each of the executive officers of the Corporation. The business experience for each of these executive officers for the last five years is described below the table.

              NAME             AGE                   POSITION
Rodney P. Ehrlich .........    56    Senior Vice President--Product Development
Richard J. Giromini .......    50    Senior Vice President--Chief Operating Officer
Mark R. Holden ............    43    Senior Vice President--Chief Financial Officer
Timothy J. Monahan.........    52    Senior Vice President--Human Resources

         Rodney P. Ehrlich. Mr. Rodney Ehrlich has been Senior Vice President -- Chief Technology Officer of the Corporation since January 2004. From 2001 - 2003, Mr. Ehrlich was Senior Vice President--Product Development. Mr. Ehrlich has been in charge of the Corporation's engineering operations since the Corporation's founding.

         Richard J. Giromini. Mr. Giromini has been Senior Vice President-- Chief Operating Officer since joining the Corporation on July 15, 2002. He also has served as President and a Director of Wabash National Trailer Centers, Inc. since January 2004. Prior to joining the Corporation, Mr. Giromini was with Accuride Corporation, a manufacturer of wheels for trucks and trailers, from April 1998 to July 2002, where he served in capacities as Senior Vice President
- Technology and Continuous Improvement; Senior Vice President and General Manager - Light Vehicle Operations; and President and CEO of AKW LP. Previously, Mr. Giromini was employed by ITT Automotive, Inc. from 1996 to 1998 serving as the Director of Manufacturing.

         Mark R. Holden. Mr. Holden has been Senior Vice President--Chief Financial Officer since October 2001. In addition, Mr. Holden served in the Office of the CEO during 2001 and 2002. Mr. Holden served as Vice President-- Chief Financial Officer and Director of the Corporation from May 1995 to October 2001.

         Timothy J. Monahan. Mr. Monahan has been Senior Vice President--Human Resources since October 2003. Prior to that, Mr. Monahan was with Textron Fastening Systems from 1999 to October 2003 where he served as Vice President-- Human Resources. Previously, Mr. Monahan served as Vice President--Human Resources at Beloit Corporation. Mr. Monahan serves on the board of directors of North American Tool Corporation.

                                 AUDIT COMMITTEE

         The Board of Directors of the Corporation has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee is comprised of John T. Hackett, Ludvik F. Koci, David C. Burdakin, Martin C. Jischke and Stephanie K. Kushner. The Board of Directors determined that Mr. Hackett is an "audit committee financial expert" as defined by the Securities and Exchange Commission.

                      DIRECTOR NOMINATIONS BY STOCKHOLDERS

         The Nominating and Corporate Governance Committee of the Board of Directors will consider stockholder recommendations for directors sent to the Nominating and Corporate Governance Committee, c/o General Counsel and Secretary, Wabash National Corporation, 1000 Sagamore Parkway, South, Lafayette, Indiana 47905. Stockholder recommendations for director should include (i) the name and address of the stockholder recommending the person to be nominated,
(ii) a representation that the stockholder is a holder of record of stock of the Corporation including the number of shares held and the period of holding, (iii) a description of all arrangements or understandings between the stockholder and the recommended nominee, (if) such other information regarding the recommended nominee as would be required to be included in a proxy statement filed pursuant to Regulation 14A promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended and (v) the consent of the recommended nominee to serve as the director of the Corporation if so elected. To submit a recommendation for a director for an upcoming annual stockholder meeting, it is necessary that you notify the Corporation not less than 120 days or more than 180 days before the first anniversary of the date that the proxy statement for the preceding year's annual meeting was first sent to stockholder. In addition, the notice must meet all other requirements contained in our bylaws, if any. Upon receipt by the General Counsel and Secretary of a stockholder notice of a Director nomination, the Corporate Secretary will notify the stockholder that the notice has been received and will be presented to the Nominating and Corporate Governance Committee for their review. Stockholders' nominees that comply with these procedures will receive the same consideration as other candidates identified to the Nominating and Corporate Governance Committee.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors, executive officers and 10% stockholders to file reports of ownership of equity securities of the Corporation. To the Corporation's knowledge, based solely on review of the copies of such reports furnished to the Corporation related to the year ended December 31, 2003, all such reports were made on a timely basis, except for one Form 4 for Chris Black reporting one transaction, which was not filed due to an oversight. For the year ended December 31, 2002, due to clerical errors at the Corporation, each of William Greubel, Richard Giromini and Chris Black failed to timely file one Form 4 reporting one transaction each.

                                 CODE OF ETHICS

         As part of our system of corporate governance, our Board of Directors has adopted a code of ethics that is specifically applicable to our Chief Executive Officer and Senior Financial Officers. This code of ethics is available on the About Us page of our website at www.wabashnational.com.

ITEM 11--EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

         The following table sets forth the annual and long-term compensation for services in all capacities to the Corporation for the fiscal years ended December 31, 2003, 2002, and 2001 of the Chief Executive Officer and the other four most highly compensated executive officers of the Corporation as of December 31, 2003, which includes all of the executive officers of the Corporation as of that date (together, the "Named Officers").

SUMMARY COMPENSATION TABLE

                                                   ANNUAL COMPENSATION               LONG - TERM
                                                                                    COMPENSATION
                                                                                        AWARDS
                                                                                             SECURITIES
                                                                               RESTRICTED    UNDERLYING       ALL OTHER
                                                      SALARY       BONUS (2)  STOCK AWARDS    OPTIONS      COMPENSATION(2)
NAME AND PRINCIPAL POSITION(1)                YEAR      ($)           ($)          ($)          (#)              ($)
William P. Greubel ........................   2003   $ 600,000     $ 528,300    $       0       175,000      $   188,558
    President and Chief Executive Officer     2002   $ 393,461     $ 200,000    $ 262,500       250,000      $    21,945
                                              2001   $       0     $       0    $       0             0      $         0

Rodney P. Ehrlich .........................   2003   $ 251,275     $ 143,126    $       0        20,000      $    10,337
    Senior Vice President - Product           2002   $ 251,275     $       0    $       0             0      $     5,790
    Development                               2001   $ 251,275     $       0    $       0             0      $     5,183

Richard J. Giromini .......................   2003   $ 330,305     $ 242,361    $       0        70,000      $    81,086
    Senior Vice President - Chief Operating   2002   $ 150,208     $ 235,264    $  70,000       125,000      $    13,816
    Officer                                   2001   $       0     $       0    $       0             0      $         0

Mark R. Holden ............................   2003   $ 355,833     $ 261,093    $       0        70,000      $    22,956
    Senior Vice President - Chief Financial   2002   $ 349,167     $ 150,000    $       0       145,000      $    23,000
    Officer                                   2001   $ 287,500     $       0    $       0         5,000      $     2,675

Timothy Monahan ...........................   2003   $  44,558     $  75,000    $       0        10,000      $     1,376
    Senior Vice President - Human Resources   2002   $       0     $       0    $       0             0      $         0
                                              2001   $       0     $       0    $       0             0      $         0


(1) Mr. Greubel became our Chief Executive Officer on May 6, 2002. Mr. Giromini became the Corporation's Chief Operating Officer on July 15, 2002. Mr. Monahan became the Corporation's Senior Vice President-- Human Resources on October 26, 2003.

(2) "All Other Compensation" consists of (i) contributions to the Corporation's 401(k) Plan, which, in 2003, consisted of $8,000 in respect of each of Messrs. Greubel and Ehrlich, $7,625 in respect of Mr. Giromini, and $2,000 in respect of Mr. Holden; (ii) payments by the Corporation with respect to term life insurance for the benefit of the respective officer, which, in 2003, consisted of $1,518 in respect of each of Messrs. Greubel and Giromini, $660 in respect of Mr. Holden and $2,337 in respect of Mr. Ehrlich; (iii) payments by the Corporation with respect to the Executive Life Insurance Plan (which provides employees with a bonus to pay for a universal life insurance policy that is fully owned by the employee), which, in 2003, consisted of $38,913 in respect of Mr. Greubel, $18,250 in respect of Mr. Giromini and $20,000 in respect of Mr. Holden; and (iv) reimbursement of relocation expenses, which, in 2003, consisted of $140,127 in respect of Mr. Greubel, $53,693 in respect of Mr. Giromini and $1,376 for Mr. Monahan.

OPTION GRANTS

         Shown below is information on grants of stock options during the year ended December 31, 2003, to the Named Officers pursuant to the Corporation's 2000 Stock Option and Incentive Plan, and inducement options granted outside of any corporate plan.

                                                                           INDIVIDUAL GRANTS
                                           -------------------------------------------------------------------------------
                                                                                             POTENTIAL REALIZABLE VALUE AT
                           NUMBER OF       PERCENTAGE OF                                        ASSUMED ANNUAL RATE OF
                           SECURITIES      TOTAL OPTIONS                                       STOCK PRICE APPRECIATION
                           UNDERLYING       GRANTED TO       EXERCISE OR                          FOR OPTION TERM(2)
                            OPTIONS          EMPLOYEES        BASE PRICE      EXPIRATION     -----------------------------
          NAME              GRANTED           IN 2003       (PER SHARE)(1)       DATE          5% ($)            10% ($)
------------------------   ----------      -------------    --------------    ----------     ---------          ----------
William P. Greubel......   175,000(3)         18.36%          $     9.03       1/17/2013     $ 993,811          $2,518,512

Rodney P. Ehrlich.......    20,000(3)          2.10%          $     9.03       1/17/2013     $ 113,578          $  287,830

Richard J. Giromini.....    70,000(3)          7.34%          $     9.03       1/17/2013     $ 397,524          $1,007,405

Mark R. Holden..........    70,000(3)          7.34%          $     9.03       1/17/2013     $ 397,524          $1,007,405

Timothy J. Monahan......    10,000(4)          1.05%          $    20.15      10/27/2013     $  62,952          $  159,534

(1) Options were granted having exercise prices at fair market values on the date of grant.

(2) The dollar amounts set forth under these columns are the result of calculations of assumed annual rates of stock price appreciation from the date of grant to the date of expiration of such options of 5% and 10%. These assumptions are not intended to forecast future appreciation of the Corporation's stock price. The Corporation's stock price may increase or decrease in value over the time period set forth above.

(3) Options granted to Messrs. Greubel, Ehrlich, Giromini and Holden vest with respect to 2/3 of the options on the two-year anniversary from the date of grant and the remainder vest on the three-year anniversary of the date of grant.

(4) Options granted to Mr. Monahan vest with respect to 1/3 of the options on each of the first three anniversaries of the date of grant.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         Shown below is information with respect to the exercise of options by the Named Officers to purchase the Company's common stock during the fiscal year-ended December 31, 2003 and unexercised options to purchase the Company's common stock pursuant to the Company's Amended 1992 Stock Option and Incentive Plan, 2000 Stock Option Plan and inducement options granted outside of any corporate plan held by the Named Officers.

                                                       NUMBER OF SECURITIES UNDERLYING      VALUE OF UNEXERCISED
                                                             UNEXERCISED OPTIONS            IN-THE-MONEY OPTIONS
                           SHARES                         HELD AT DECEMBER 31, 2003        AT DECEMBER 31, 2003(1)
                          ACQUIRED                     -------------------------------   ---------------------------
      NAME              ON EXERCISE   VALUE REALIZED   EXERCISABLE       UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
------------------      -----------   --------------   -----------       -------------   -----------   -------------
William P. Greubel              0                --        83,334            341,666     $ 1,607,513    $ 6,762,237
Rodney P. Ehrlich          25,000      $    340,663        37,200             24,000     $   162,260    $   436,350
Richard Giromini                0                --             0            195,000              --    $ 4,000,150
Mark R. Holden                  0                --        89,553            201,667     $ 1,077,066    $ 4,180,744
Timothy J. Monahan              0                --             0             10,000              --    $    91,500

(1) Based on the closing price on the New York Stock Exchange-Composite Transactions of the Corporation's common stock on December 31, 2003 ($29.30 per share).

                       EMPLOYMENT AND SEVERANCE AGREEMENTS

         In April 2002, the Corporation entered into an employment agreement with Mr. Greubel to serve as President and Chief Executive Officer of the Corporation effective April 12, 2002 through March 31, 2005. The term of Mr. Greubel's employment automatically renews for successive one-year periods unless and until either party provides written notice, not less than 60 days prior to the end of the then current term, of their intent not to renew the agreement. The agreement requires the Corporation to use its commercially reasonable efforts while Mr. Greubel is serving as the Chief Executive Officer to cause him to be nominated for election to the Board of Directors. Pursuant to this agreement, Mr. Greubel's initial salary was set at $600,000 per year, subject to annual adjustment in connection with annual performance reviews and discussions between Mr. Greubel and the Corporation. Mr. Greubel is also eligible for an annual bonus targeted at 50% of his base salary and which may range from 0% to 100% of that year's base salary. This agreement provided that his bonus for 2002 would be at least $200,000. Pursuant to the terms of the agreement, the Board of Directors granted Mr. Greubel an option to purchase 250,000 shares of our common stock at an exercise price of $10.01 per share. One-third of these options vested on the first anniversary of Mr. Greubel's employment and on each of the next two anniversaries thereafter, an additional one-third of these options will vest.

         In the event that the Corporation terminates Mr. Greubel's employment without cause, or it is terminated by Mr. Greubel as a result of a material diminishment of his position, duties or responsibilities, the assignment by the Corporation to Mr. Greubel of substantial additional duties or responsibilities which are inconsistent with the duties or responsibilities then being carried out by him and which are not duties of an executive nature, a material breach of this agreement by the Corporation, which is not corrected within twenty (20) business days of the receipt of a written notice specifying the breach, material fraud on the part of the Corporation, or the discontinuance of the active operation of business of the Corporation or its insolvency or bankruptcy, the Corporation will pay to him the sum of three times his then current base salary if the termination is prior to or on March 31, 2003 and two times his salary if after March 31, 2003. In addition, all unvested options then held by Mr. Greubel shall become vested. If the Corporation terminates Mr. Greubel's employment without cause, upon the attainment of corporate objectives, he is entitled to receive a pro-rata portion of his bonus for the year in which he is terminated. Mr. Greubel has agreed not to compete with the Corporation during the term of his agreement and for a period of two years after termination for any reason.

         In June 2002, the Corporation entered into an employment agreement with Mr. Holden to serve as Chief Financial Officer of the Corporation effective June 14, 2002 through June 14, 2003. The term of Mr. Holden's employment automatically renews for successive one-year periods unless and until either party provides written notice, not less than 60 days prior to the end of the then current term, of their intent not to renew the agreement. Pursuant to this agreement, Mr. Holden's initial salary was set at $350,000 per year, subject to annual adjustment in connection with annual performance reviews and discussions between Mr. Holden and the Corporation. Mr. Holden is also eligible for an annual bonus targeted at 50% of his base salary and which may range from 0% to 100% of that year's base salary. This agreement provided that his bonus for 2002 would be at least $150,000. Pursuant to the terms of the agreement, the Board of Directors granted Mr. Holden an option to purchase 125,000 shares of the Corporation's common stock at an exercise price of $7.79 per share. Two-thirds of these options will vest on the second anniversary of Mr. Holden's execution of his employment agreement and on the next anniversary thereafter the remaining one-third of these options will vest.

         In the event that the Corporation terminates Mr. Holden's employment without cause, or it is terminated by Mr. Holden as a result of a material diminishment of his position, duties or responsibilities, the assignment by the Corporation to Mr. Holden of substantial additional duties or responsibilities which are inconsistent with the duties or responsibilities then being carried out by him and which are not duties of an executive nature, a material breach of this agreement by the Corporation, which is not corrected within twenty (20) business days of the receipt of a written notice specifying the breach, material fraud on the part of the Corporation, or the discontinuance of the active operation of business of the Corporation or its insolvency or bankruptcy, the Corporation will pay to him the sum of two times his then current base salary. In addition, all unvested options then held by Mr. Holden shall become vested. If the Corporation terminates Mr. Holden's employment without cause, upon the attainment of corporate objectives, he is entitled to receive a pro-rata portion of his bonus for the year in which he is terminated.

Mr. Holden has agreed not to compete with the Corporation during the term of his agreement and for a period of two years after termination for any reason.

         In June 2002, the Corporation also entered into an employment agreement with Mr. Giromini to serve as Chief Operating Officer of the Corporation effective July 15, 2002 through July 15, 2003. The term of Mr. Giromini's employment automatically renews for successive one-year periods unless and until either party provides written notice, not less than 60 days prior to the end of the then current term, of their intent not to renew the agreement. Pursuant to this agreement, Mr. Giromini's initial salary was set at $325,000 per year, subject to annual adjustment in connection with annual performance reviews and discussions between Mr. Giromini and the Corporation. Mr. Giromini is also eligible for an annual bonus targeted at 50% of his base salary and which may range from 0% to 100% of that year's base salary. This agreement provided that his bonus for 2002 would be at least $150,000. Pursuant to the terms of the agreement, the Board of Directors granted Mr. Giromini an option to purchase 125,000 shares of the Corporation's common stock at an exercise price of $8.65 per share. Two-thirds of these options will vest on the second anniversary of Mr. Giromini's employment and on the next anniversary thereafter, the remaining one-third of these options will vest.

         In the event that the Corporation terminates Mr. Giromini's employment without cause, or it is terminated by Mr. Giromini as a result of a material diminishment of his position, duties or responsibilities, the assignment by the Corporation to Mr. Giromini of substantial additional duties or responsibilities which are inconsistent with the duties or responsibilities then being carried out by him and which are not duties of an executive nature, a material breach of this agreement by the Corporation, which is not corrected within twenty (20) business days of the receipt of a written notice specifying the breach, material fraud on the part of the Corporation, or the discontinuance of the active operation of business of the Corporation or its insolvency or bankruptcy, the Corporation will pay to him the sum of two times his then current base salary. In addition, all unvested options then held by Mr. Giromini shall become vested. If the Corporation terminates Mr. Giromini's employment without cause, upon the attainment of corporate objectives, he is entitled to receive a pro-rata portion of his bonus for the year in which he is terminated. Mr. Giromini has agreed not to compete with the Corporation during the term of his agreement and for a period of two years after termination for any reason.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors in 2003 consisted of Messrs. Hackett, Koci, Burdakin and Jischke. None of these individuals is currently, or was during 2003, an officer or employee of the Corporation. In addition, none of these individuals serves as a member of the Board of Directors or on the compensation committee of any corporation that has an executive officer serving on the Board of Directors of the Corporation or its Compensation Committee.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      BENEFICIAL OWNERSHIP OF COMMON STOCK

         The following table sets forth certain information as of March 15, 2004 (unless otherwise specified), with respect to the beneficial ownership of the Corporation's common stock by each person who is known to own beneficially more than 5% of the outstanding shares of common stock, each person currently serving as a director, each nominee for director, each Named Officer (as defined below), and all directors and executive officers as a group:

                                                                     SHARES OF
                                                                    COMMON STOCK
                                                                    BENEFICIALLY          PERCENT
             NAME AND ADDRESS OF BENEFICIAL OWNER                    OWNED (1)           OF CLASS
----------------------------------------------------------------    ------------         --------
FMR Corp.
   82 Devonshire Street
   Boston, MA  02109............................................    3,891,697 (2)          14.37%

Pioneer Global Asset Management S.p.A.
   Galleria San Carlo, 6
   20122 Milan, Italy...........................................    2,083,332 (3)           7.69%

Goldman Sachs Asset Management, L.P.
   32 Old Slip
   New York, NY  10005..........................................    1,741,431 (4)           6.43%

Perkins, Wolf, McDonnell & Company
   310 South Michigan Avenue, Suite 2600
   Chicago, IL  60604...........................................    1,487,000 (5)           5.49%

Barclays Private Bank Limited
   59/60 Grosvenor Street
   London, WIX 9DA England......................................    1,379,642 (6)           5.09%

David C. Burdakin...............................................        6,376                  *
Rodney P. Ehrlich...............................................       21,200 (7)              *
Richard J. Giromini.............................................       20,592                  *
William P. Greubel..............................................      221,159 (8)              *
John T. Hackett.................................................       21,818 (9)              *
Mark R. Holden..................................................       19,050(10)              *
Martin C. Jischke...............................................        6,063                  *
Ludvik F. Koci..................................................       20,457(11)              *
Stephanie K. Kushner............................................            0                  0%
Timothy J. Monahan..............................................            0                  0%
All Executive Officers and Directors as a group (10 persons)....      336,715               1.24%

----------------------------
 * Less than one percent

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 15, 2004 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except where indicated otherwise, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2) Based solely on a Schedule 13G filed December 10, 2003 and a Schedule 13G/A filed February 17, 2004. FMR Corp. has sole voting power with respect to 572,900 shares of common stock, or 2.12% of the Corporation's common stock. Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 3,319,397 shares or 12.25% of the common stock outstanding of the Corporation as a result of acting as investment adviser to various investment companies registered under
         Section 8 of the Investment Company Act of 1940. The ownership of one investment company, Fidelity Small Cap Stock Fund, amounted to 1,478,500 shares or 5.46% of the outstanding common stock of the Corporation.

         Edward C. Johnson 3d, Chairman of FMR Corp., FMR Corp., through its control of Fidelity, and the funds each has sole power to dispose of the 3,319,397 shares owned by the Funds. Neither FMR Corp. nor Edward
         C. Johnson 3d, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Boards of Trustees.

         Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp. and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, is the beneficial owner of 465,100 shares or 1.72% of the common stock outstanding of the Corporation as a result of its serving as investment manager of the institutional account(s). Edward C. Johnson 3d and FMR Corp., through its control of Fidelity Management Trust Company, each has sole dispositive power over the 465,100 shares and sole power to vote or to direct the voting of the 465,100 shares of common stock.

         Members of the Edward C. Johnson 3d family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson 3d owns 12.0% and Abigail Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr. Johnson 3d is Chairman of FMR Corp. and Abigail P. Johnson is a Director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp.

(3)      Based solely on Schedules 13G filed August 28, 2003 and February 9,
         2004.

(4) Based solely on a Schedule 13G filed February 13, 2004. Goldman Sachs Asset Management, L.P. has sole voting power with respect to 1,604,424 shares of common stock, or 5.92% of the Corporation's common stock.

(5) Based solely on a Schedule 13G filed June 11, 2003. Perkins, Wolf, McDonnell & Company has sole voting and investment power with respect to 15,100 shares of common stock, or 0.06% of the Corporation's common stock, and shared voting and investment power with respect to 1,471,900 shares of common stock, or 5.43% of the Corporation's common stock. One of the funds managed by Perkins, Wolf, McDonnell & Company, Janus Small Cap Value Fund, reported beneficial ownership of 1,400,000 shares of common stock, or 5.17% of the Corporation's outstanding common stock.

(6) Based solely on a Schedule 13G filed February 17, 2004. Barclays Private Bank Limited has sole voting and investment power with respect to 1,182,631 shares of common stock, or 4.37% of the Corporation's common stock.

(7) Includes options to purchase 21,200 shares that are currently, or will be within 60 days of March 15, 2004, exercisable.

(8) Includes options to purchase 146,667 shares that are currently, or will be within 60 days of March 15, 2004, exercisable.

(9) Includes options to purchase 10,500 shares that are currently, or will be within 60 days of March 15, 2004, exercisable.

(10) Includes options to purchase 18,000 shares that are currently, or will be within 60 days of March 15, 2004, exercisable.

(11) Includes options to purchase 1,500 shares that are currently, or will be within 60 days of March 15, 2004, exercisable.

                      EQUITY COMPENSATION PLAN INFORMATION

The following table provides information regarding the Corporation's equity compensation plans as of December 31, 2003.

                                                                                                  Number of securities
                                                                                                remaining available for
                                          Number of securities to be     Weighted average        future issuance under
                                           issued upon exercise of      exercise price of      equity compensation plans
                                             outstanding options,      outstanding options,      (excluding securities
         Plan Category                       warrants and rights       warrants and rights      reflected in column (A))
-------------------------------------------------------------------------------------------------------------------------
                                                    (A)                          (B)                         (C)
-------------------------------------------------------------------------------------------------------------------------
Equity Compensation plans
approved by security holders ........              589,850(1)                    $18.38                        0
-------------------------------------------------------------------------------------------------------------------------
Equity Compensation plans not
approved by security holders ........            1,269,485(2)                    $ 8.75                1,654,554
-------------------------------------------------------------------------------------------------------------------------
Total................................            1,859,335                       $11.81                1,654,554
-------------------------------------------------------------------------------------------------------------------------

(1) Consists of shares of common stock to be issued upon exercise of outstanding options granted under the Wabash National Corporation Amended 1992 Stock Option Plan, and shares of common stock to be issued upon exercise of outstanding options granted under the Wabash National Corporation 1992 Directors Stock Option Plan and shares of common stock to be issued under the Wabash National Corporation Directors and Executives Deferred Compensation Plan. The number of shares that may be granted under the Wabash National Corporation Directors and Executives Deferred Compensation Plan is based on compensation deferral by directors and executives.

(2) Consists of shares of common stock to be issued upon exercise of outstanding options granted under the Wabash National Corporation 2000 Stock Option and Incentive Plan, shares of common stock to be issued under the Wabash National Corporation Stock Bonus Plan, shares of common stock to be issued under the Wabash National Corporation Employee Stock Purchase Plan and inducement options that were granted outside of any formal corporate plan.

2000 STOCK AND OPTION INCENTIVE PLAN

         The Corporation's Board of Directors adopted the 2000 Stock and Option Incentive Plan effective November 2000. This plan provides for the grant of non-qualified stock options and restricted stock in order to attract, retain and compensate directors, highly qualified officers, key employees and other persons. There were 2,000,000 shares of stock originally authorized for issuance under the plan. The exercise price for each option granted is set by the Compensation Committee, but is required to be at least the aggregate fair market value of the shares subject to the option. The Compensation Committee sets the vesting schedule for each option granted and sets the restricted period for each grant of restricted stock. Upon a change in control of the Corporation, all outstanding shares subject to options vest and all restrictions and conditions applicable to shares subject to restricted stock lapse. The term of the plan is 10 years, unless earlier terminated by the Board of Directors.

EMPLOYEE STOCK PURCHASE PLAN

         The Corporation's Board of Directors adopted the Employee Stock Purchase Plan effective June 1993. This plan provides for the purchase of the Corporation's common stock by certain employees in order to increase the employee's interest in the Corporation's growth and success and to retain the employee's services. The employee purchases the stock by electing to have deducted from his or her payroll a whole percentage amount of at least two percent and no more than 15 percent of the employee's daily compensation. There were 200,000 shares of common stock originally authorized for issuance under the Employee Stock Purchase Plan. The purchase price for each share of common stock is the fair market value of the common stock on the last day of the applicable period. The Board of Directors may terminate this plan at any time.

STOCK BONUS PLAN

         The Corporation's Board of Directors adopted the Stock Bonus Plan effective January 1, 1997. This plan provides that stock may be awarded as supplementary compensation as an incentive and reward to eligible long service employees who, through industry, ability and exceptional service, contribute materially to the success of the Corporation. There were 500,000 shares of stock originally authorized for issuance under the Stock Bonus Plan. The Board of Directors has the authority to determine, in its sole discretion, the amount of individual stock bonus awards. This plan may be amended, suspended or terminated by the Board of Directors at any time.

INDUCEMENT GRANTS

         The Corporation has issued non-qualified stock options outside of any plan in connection with inducing certain individuals to start work for the Corporation. In the aggregate, the Corporation has issued options to purchase 385,000 shares of common stock to three individuals. The exercise price for each option granted was set by the Compensation Committee at the fair market value of the shares subject to that option. The Compensation Committee set vesting schedules that vest over three years. Upon a change in control of the Corporation, all outstanding shares subject to options vest. The term of each option is 10 years.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In July 2001, the Corporation entered into a three-year consulting and non-compete agreement with Donald J. Ehrlich, former President and Chief Executive Officer of the Corporation. At the time the agreement was executed, Mr. Ehrlich was a director of the Corporation. The agreement provides for Mr. Ehrlich to provide certain consulting services to the Corporation and precludes Mr. Ehrlich from engaging in defined activities that are deemed competitive to the interests of the Corporation. The agreement provides for payments to Mr. Ehrlich for consulting services rendered to the Corporation of $50,000 per month during the first year of the agreement term, $41,667 per month during the second year of the agreement term, and $33,333 per month during the third year of the agreement term. Mr. Ehrlich is the brother of Rodney Ehrlich, an executive officer of the Corporation.

         In April 2002, the Corporation entered into an employment contract with William P. Greubel in connection with Mr. Greubel's employment as Chief Executive Officer and President of Wabash National Corporation beginning in May 2002, and in June 2002, the Corporation entered into an employment contract with Richard J. Giromini in connection with Mr. Giromini's employment as Chief Operating Officer of Wabash National Corporation beginning in July 2002. Mr. Greubel was formerly a Director and Chief Executive Officer of Accuride Corporation, a manufacturer and supplier of wheels for medium and heavy-duty trucks and trailers, and Mr. Giromini was formerly its Senior Vice President/Technology and Continuous Improvement. During 2003, the Corporation purchased certain products from Accuride Corporation for $13.7 million, and the Corporation expects to make additional purchases during 2004. All purchases made during 2003 were on an arm's-length basis, and the Corporation expects that future purchases will be made on an arm's-length basis.

         In September 2002, the Corporation entered into a sixteen-month consulting and non-compete agreement with Charles Ehrlich, former Vice President of Operations of the Corporation. Mr. Charles Ehrlich is the brother of Donald
J. Ehrlich, former President, Chief Executive Officer and Director, and the brother of Rodney Ehrlich. The agreement provides for Mr. Ehrlich to provide certain consulting services to the Corporation and precludes Mr. Ehrlich from engaging in defined activities that are deemed competitive to the interests of the Corporation. The agreement provides for payments to Mr. Ehrlich for consulting services rendered to the Corporation of $21,243 per month during the first four months of the agreement term, and $21,730 per month during the remaining twelve months of the agreement term. The Corporation has no remaining payment obligations pursuant to the agreement.

ITEM 14--PRINCIPAL ACCOUNTANT FEES AND SERVICES

                     PRINCIPAL ACCOUNTING FEES AND SERVICES

         The fees paid by the Corporation to Ernst & Young LLP for professional services for the fiscal years ended December 31, 2003 and December 31, 2002 were as follows:

     FEE CATEGORY             FISCAL 2003 FEES     FISCAL 2002 FEES
----------------------        ----------------     ----------------
                                       (dollars in thousands)
Audit Fees                       $   858                $  648
Audit-Related Fees                   805                    80
Tax Fees                             273                   210
All Other Fees                        17                   121
                                 -------                ------
     Total Fees                  $ 1,953                $1,059

         Audit Fees. Consist of fees billed for professional services rendered for the audit of the Corporation's consolidated financial statements, review of the interim consolidated financial statements included in quarterly reports and services provided by Ernst & Young in connection with the Corporation's convertible notes offering in 2003 and its registration statements.

         Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Corporation's consolidated financial statements and are not reported under "Audit Fees." In 2003, these services include audits of benefit plans, audits, accounting consultation, consulting on internal controls and other audit-related services.

         Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. In 2003, these services include assistance related to state tax filing and incentives reviews of corporation tax filings, consulting or net operating loss treatments, and review of tax audits.

         All Other Fees. In 2003, these services include assistance related to expatriate tax liability for a single non-executive officer.

         With the exception of $46,000 of tax fees, which constituted 2.4% of total Ernst & Young fees billed for 2003, for which pre-approval was waived pursuant to the rules of the Securities and Exchange Commission, all Ernst & Young fees were pre-approved by the audit committee pursuant to the policy described below, or related to contracts existing on May 6, 2003.

          POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT SERVICES AND
             PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

         The Audit Committee's policy is to pre-approve all audit and permissible non-audit services performed by the independent public accountants. These services may include audit services, audit related services, tax services and other services. For audit services, the independent auditor provides an engagement letter in advance of the meeting of the Audit Committee that occurs in connection with the Corporation's Annual Meeting, outlining the scope of the audit and related audit fees. If agreed to by the Audit Committee, this engagement letter is formally accepted by the Audit Committee at the meeting.

         For all services, the Corporation's senior management submits from time to time to the Audit Committee for approval services that it recommends the Audit Committee engage the independent auditor to provide for the fiscal year. In addition, the audit committee pre-approves specific non-audit services that the independent auditor can provide from time-to-time during the year. All fee proposals for those non-audit services must be approved in advance in writing by the requesting department head and by the Corporate Controller. Any fee proposal greater than $25,000 must also be approved in advance in writing by the Chief Financial Officer. Any fee proposal greater than $100,000 must also be approved in advance in writing by the Chairman of the Audit Committee. The Audit Committee will be informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

PART IV

ITEM 15--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(c)      Exhibits: The following exhibits are filed with this Form 10-K/A:

31.01    Certification of Principal Executive Officer

31.02    Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           WABASH NATIONAL CORPORATION

March 23, 2004                            By:  /s/ Mark R. Holden
                                               ---------------------------------
                                               Mark R. Holden
                                               Senior Vice President and Chief
                                               Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)