Form 10-K/A
period 2003-12-31
WABASH NATIONAL CORP /DE
filed 2004-03-29
CIK 879526

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

================================================================================

                                EXPLANATORY NOTE

This is Amendment No. 2 to the Registrant's annual report on Form 10-K for the year ended December 31, 2003, which was originally filed with the Securities and Exchange Commission on February 12, 2004. This amendment is being filed to include responses to the items required by Part III, which originally were expected to be incorporated by reference to the Registrant's definitive Proxy Statement to be delivered to its stockholders in connection with its 2004 Annual Meeting of Stockholders to be held May 13, 2004

                                TABLE OF CONTENTS

                           WABASH NATIONAL CORPORATION
                            FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 2003
                                 AMENDMENT NO. 2

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

                                 AUDIT COMMITTEE

         The Board of Directors of the Corporation has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee is comprised of John T. Hackett, Ludvik F. Koci, David C. Burdakin, Martin C. Jischke and Stephanie K. Kushner. The Board of Directors determined that Mr. Hackett is an "audit committee financial expert" as defined by the Securities and Exchange Commission and is "independent" as that term is used in Item 7(d)(3) of Schedule 14A under the Exchange Act.

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

                           WABASH NATIONAL CORPORATION

March 29, 2004                            By:  /s/ Mark R. Holden
                                               ---------------------------------
                                               Mark R. Holden
                                               Senior Vice President and Chief
                                               Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)