Form 10-K/A
period 2003-12-31
WABASH NATIONAL CORP /DE
filed 2004-04-05
CIK 879526

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                                AMENDMENT NO. 3

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

================================================================================

                                EXPLANATORY NOTE


This is Amendment No. 3 to the Registrant's annual report on Form 10-K for the year ended December 31, 2003. This filing amends and restates the Form 10-K, including Amendments No. 1 and 2, changes footnotes 5 and 20 of the Registrant's financial statements, changes the liquidity and capital resources subsection of the Management's Discussion and Analysis of Financial Condition and Results of Operations section and makes minor clerical changes in Part III of the report. In all other respects, the Form 10-K filed February 12, 2004 remains unchanged. This Amendment No. 3 continues to speak as of the date of the original filing of the Form 10-K, and the Registrant has not updated the disclosure contained herein to reflect any events that occurred at a later date.


                                TABLE OF CONTENTS

                           WABASH NATIONAL CORPORATION
                            FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 2003
                                AMENDMENT NO. 3

                                                                                                  PAGES
                                                                                                  -----
PART I

Item 1     Business.........................................................................        3

Item 2     Properties.......................................................................        9

Item 3     Legal Proceedings................................................................       10

Item 4     Submission of Matters to a Vote of Security Holders..............................       11

PART II

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters............       11

Item 6     Selected Financial Data..........................................................       12

Item 7     Management's Discussion and Analysis of Financial Condition and Results of
                 Operations.................................................................       13

Item 7A    Quantitative and Qualitative Disclosures about Market Risk.......................       25

Item 7B    Risk Factors.....................................................................       26

Item 8     Financial Statements and Supplementary Data......................................       31

Item 9     Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure..................................................................       60

Item 9A    Controls and Procedures..........................................................       60

PART III

Item 10    Directors and Executive Officers of the Registrant...............................       62

Item 11    Executive Compensation...........................................................       65

Item 12    Security Ownership of Certain Beneficial Owners and Management ..................       69

Item 13    Certain Relationships and Related Transactions...................................       72

Item 14    Principal Accountant Fees and Services...........................................       73

PART IV

Item 15    Exhibits, Financial Statement Schedules and Reports on Form 8-K..................       74

SIGNATURE ..................................................................................       76

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

         As of December 31, 2003, our liquidity position, cash on hand and available borrowing capacity amounted to approximately $44 million and debt and lease obligations, both on and off the balance sheet, amounted to approximately $239 million (including $12 million not on the balance sheet). We expect that in 2004, Wabash will be able to generate sufficient cash flow from operations to fund working capital and capital spending requirements and to further reduce indebtedness. However, it is possible that we may not generate sufficient cash flow or secure additional funds for these purposes. Because we must use a portion of our cash from operations to pay our debt service obligations, our high level of debt means we have less funds available for working capital, capital spending requirements and other purposes than we would otherwise have. Further, we may be more highly leveraged than our competitors, which would be a competitive disadvantage in the event of a downturn in the general economic condition of our business.

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

         b.       Asset Sale

         In September 2003, the Company completed the sale of a portion of its trailer leasing and finance operations and a portion of its aftermarket parts distribution operations for approximately $53.5 million in cash. The principal assets sold consisted of tangible assets (i.e., accounts receivable, inventory and equipment held for lease), relationships with a specific subset of the Company's customers and a portion of the Company's Retail and Distribution business. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has not reflected these sales as discontinued operations as only a portion of a component was sold, the Company will continue to generate cash flows from these components and the Company will continue to be involved in the operations of the disposed assets through, among other things, purchase and supply agreements. Net proceeds from the sale were used to repay a portion of the Company's outstanding indebtedness. Loss on the disposition amounted to $29.3 million, including a $28.5 million asset impairment charge recorded in the second quarter of 2003 to recognize that estimated cash flows were insufficient to support the carrying value. The additional $0.8 million loss was derived as follows (in thousands):

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

20.      PRO FORMA FINANCIAL INFORMATION

         The Company has prepared the following Unaudited Pro Forma Consolidated Statement of Operations for the twelve months ended December 31, 2003 to illustrate the estimated effects of the sale (the "Asset Sale") of a portion of its trailer leasing and finance operations and a portion of its aftermarket parts distribution operations to Aurora Trailer Holdings, LLC and the refinancing of its capital structure through the sale of $125 million of 3.25% five-year senior unsecured convertible notes and entering into a $222 million three-year asset-based loan arrangement (the "Refinancing").

         In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has not reflected the Asset Sale as discontinued operations as only a portion of a component was sold, the Company will continue to generate cash flows from these components and the Company will continue to be involved in the operations of the disposed assets through, among other things, purchase and supply agreements.

         The Company believes the pro forma data to be useful in understanding the operating results in view of the recently completed transactions. The Unaudited Pro Forma Consolidated Statement of Operations gives effect to the transactions, described in Footnotes 5 and 11, as if they had occurred as of the beginning of the year. The Pro Forma Financial Statement is based upon available information and certain assumptions that management believes are reasonable. The Company has not attempted to allocate various costs and expenses, including indirect factory-owned branch operating costs and selling, general and administrative expenses to the pro-forma data as the costs are not separately identifiable. The Pro Forma Financial Statement does not purport to represent what the Company's results of operations or financial condition would actually have been had the transactions in fact occurred on such dates or to project the Company's results of operations or financial condition for any future period or date.

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

              NAME             AGE                   POSITION
Rodney P. Ehrlich .........    58    Senior Vice President--Chief Technology Officer
Richard J. Giromini .......    50    Senior Vice President--Chief Operating Officer
Mark R. Holden ............    44    Senior Vice President--Chief Financial Officer
Timothy J. Monahan.........    51    Senior Vice President--Human Resources

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

                      DIRECTOR NOMINATIONS BY STOCKHOLDERS

         The Nominating and Corporate Governance Committee of the Board of Directors will consider stockholder recommendations for directors sent to the Nominating and Corporate Governance Committee, c/o VP, General Counsel and Corporate Secretary, Wabash National Corporation, P.O., Box 6129, Lafayette, Indiana 47903. Stockholder recommendations for director should include (i) the name and address of the stockholder recommending the person to be nominated,
(ii) a representation that the stockholder is a holder of record of stock of the Corporation including the number of shares held and the period of holding, (iii) a description of all arrangements or understandings between the stockholder and the recommended nominee, (if) such other information regarding the recommended nominee as would be required to be included in a proxy statement filed pursuant to Regulation 14A promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended and (v) the consent of the recommended nominee to serve as the director of the Corporation if so elected. To submit a recommendation for a director for an upcoming annual stockholder meeting, it is necessary that you notify the Corporation not less than 120 days or more than 180 days before the first anniversary of the date that the proxy statement for the preceding year's annual meeting was first sent to stockholder. In addition, the notice must meet all other requirements contained in our bylaws, if any. Upon receipt by the VP, General Counsel and Corporate Secretary of a stockholder notice of a Director nomination, the Corporate Secretary will notify the stockholder that the notice has been received and will be presented to the Nominating and Corporate Governance Committee for their review. Stockholders' nominees that comply with these procedures will receive the same consideration as other candidates identified to the Nominating and Corporate Governance Committee.

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

SUMMARY COMPENSATION TABLE

                                                   ANNUAL COMPENSATION               LONG - TERM
                                                                                    COMPENSATION
                                                                                        AWARDS
                                                                                             SECURITIES
                                                                               RESTRICTED    UNDERLYING       ALL OTHER
                                                      SALARY       BONUS (2)  STOCK AWARDS    OPTIONS      COMPENSATION(2)
NAME AND PRINCIPAL POSITION(1)                YEAR      ($)           ($)          ($)          (#)              ($)
William P. Greubel ........................   2003   $ 600,000     $ 528,300    $       0       175,000      $   188,558
    President and Chief Executive Officer     2002   $ 393,461     $ 200,000    $ 262,500       250,000      $    21,945
                                              2001   $       0     $       0    $       0             0      $         0

Rodney P. Ehrlich .........................   2003   $ 251,275     $ 143,126    $       0        20,000      $    10,337
    Senior Vice President - Chief             2002   $ 251,275     $       0    $       0             0      $     5,790
    Technology Officer                        2001   $ 251,275     $       0    $       0             0      $     5,183

Richard J. Giromini .......................   2003   $ 330,305     $ 242,361    $       0        70,000      $    81,086
    Senior Vice President - Chief Operating   2002   $ 150,208     $ 235,264    $  70,000       125,000      $    13,816
    Officer                                   2001   $       0     $       0    $       0             0      $         0

Mark R. Holden ............................   2003   $ 355,833     $ 261,093    $       0        70,000      $    22,956
    Senior Vice President - Chief Financial   2002   $ 349,167     $ 150,000    $       0       145,000      $    23,000
    Officer                                   2001   $ 287,500     $       0    $       0         5,000      $     2,675

Timothy Monahan ...........................   2003   $  44,558     $  75,000    $       0        10,000      $     1,376
    Senior Vice President - Human Resources   2002   $       0     $       0    $       0             0      $         0
                                              2001   $       0     $       0    $       0             0      $         0


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

                                                                     SHARES OF
                                                                    COMMON STOCK
                                                                    BENEFICIALLY          PERCENT
             NAME AND ADDRESS OF BENEFICIAL OWNER                    OWNED (1)           OF CLASS
----------------------------------------------------------------    ------------         --------
FMR Corp.
   82 Devonshire Street
   Boston, MA  02109............................................    3,891,697 (2)          14.37%

Pioneer Global Asset Management S.p.A.
   Galleria San Carlo, 6
   20122 Milan, Italy...........................................    2,083,332 (3)           7.69%

Goldman Sachs Asset Management, L.P.
   32 Old Slip
   New York, NY  10005..........................................    1,741,431 (4)           6.43%

Barclays Private Bank Limited
   59/60 Grosvenor Street
   London, WIX 9DA England......................................    1,379,642 (5)           5.09%

David C. Burdakin...............................................        6,376                  *
Rodney P. Ehrlich...............................................       21,200 (6)              *
Richard J. Giromini.............................................       20,592                  *
William P. Greubel..............................................      221,159 (7)              *
John T. Hackett.................................................       21,818 (8)              *
Mark R. Holden..................................................       19,050 (9)              *
Martin C. Jischke...............................................        6,063                  *
Ludvik F. Koci..................................................       20,457(10)              *
Stephanie K. Kushner............................................            0                  0%
Timothy J. Monahan..............................................            0                  0%
All Executive Officers and Directors as a group (10 persons)....      336,715               1.24%

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

(5) Based solely on a Schedule 13G filed February 17, 2004. Barclays Private Bank Limited has sole voting and investment power with respect to 1,182,631 shares of common stock, or 4.37% of the Corporation's common stock.

(6) Includes options to purchase 21,200 shares that are currently, or will be within 60 days of March 15, 2004, exercisable.

(7) Includes options to purchase 146,667 shares that are currently, or will be within 60 days of March 15, 2004, exercisable.

(8) Includes options to purchase 10,500 shares that are currently, or will be within 60 days of March 15, 2004, exercisable.

(9) Includes options to purchase 18,000 shares that are currently, or will be within 60 days of March 15, 2004, exercisable.

(10) Includes options to purchase 1,500 shares that are currently, or will be within 60 days of March 15, 2004, exercisable.

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

ITEM 14--PRINCIPAL ACCOUNTANT FEES AND SERVICES

                     PRINCIPAL ACCOUNTING FEES AND SERVICES

         The fees paid by the Corporation to Ernst & Young LLP for professional services for the years ended December 31, 2003 and December 31, 2002 were as follows:

     FEE CATEGORY                  2003                  2002
----------------------           --------               ------
                                       (dollars in thousands)
Audit Fees                       $   858                $  648
Audit-Related Fees                   805                    80
Tax Fees                             273                   210
All Other Fees                        17                   121
                                 -------                ------
     Total Fees                  $ 1,953                $1,059

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

4.03     First Amendment to Shareholder Rights Agreement dated October 21, 1998(3)

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

4.06     Registration Rights Agreement for 3.25% Convertible Senior Notes due
         August 1, 2008, dated August 1, 2003(13)

10.01    1992 Stock Option Plan(2)

10.02    Indemnification Agreement between the Company and Roadway Express, Inc.(4)

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

10.09    Restricted Stock Agreement between the Company and Richard J. Giromini(10)

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

10.14    Restricted Stock Agreement between the Company and William P. Greubel(11)

10.15    Second Amendment to Executive Employment Agreement dated June 2, 2003 between the Company and William P. Greubel(12)

10.16    Loan and Security Agreement dated September 23, 2003(15)

10.17    Amendment No. 1 to Loan and Security Agreement dated October 23, 2003(15)

10.18    Amendment No. 3 to Loan and Security Agreement dated December 11, 2003(15)

21.00    List of Significant Subsidiaries(15)

23.01    Consent of Ernst & Young LLP(16)

23.02    Notice Regarding Consent of Arthur Andersen LLP(16)

31.01    Certification of Principal Executive Officer(16)

31.02    Certification of Principal Financial Officer(16)

32.01    Written Statement of Chief Executive Officer and Chief Financial
         Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002(18
         U.S.C. Section 1350)(16)

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

         (11) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2002

         (12) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2003

         (13) Incorporated by reference to the Registrant's registration statement Form S-3 (Registration No. 333-109375) filed on
                  October 1, 2003

         (14) Incorporated by reference to the Registrant's Form 8-K filed on September 29, 2003

         (15)     Previously filed on February 12, 2004

         (16)     Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           WABASH NATIONAL CORPORATION

April 5, 2004              By: /s/ Mark R. Holden
                              --------------------------------------------------
                              Mark R. Holden
                              Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)