Form 10-Q
period 2004-03-31
WABASH NATIONAL CORP /DE
filed 2004-04-27
CIK 879526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
[X]                    THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2004
                                       OR
                 TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
[ ]                    THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ____
                         COMMISSION FILE NUMBER: 1-10883

                           WABASH NATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                               52-1375208
---------------------------                               ----------------------
 (State of Incorporation)                                     (IRS Employer
                                                          Identification Number)
1000 Sagamore Parkway South,   [WABASH NATIONAL LOGO]
      Lafayette, Indiana                                          47905
---------------------------                               ----------------------
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

                                 YES [X] NO [ ]

The number of shares of common stock outstanding at April 23, 2004 was 27,086,335.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                        Name of exchange on which registered
-----------------------------              ------------------------------------
Common stock, $0.01 par value              New York Stock Exchange

                           WABASH NATIONAL CORPORATION

                                      INDEX

                                    FORM 10-Q

                                                                              Page
                                                                              ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     Condensed Consolidated Balance Sheets at
                     March 31, 2004 and December 31, 2003                       3

                     Condensed Consolidated Statements of Operations
                     For the three months ended March 31, 2004 and 2003         4

                     Condensed Consolidated Statements of Cash Flows
                     For the three months ended March 31, 2004 and 2003         5

                     Notes to Condensed Consolidated Financial Statements       6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk            16

Item 4.  Controls and Procedures                                               17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                     17

Item 2.  Changes in Securities and Use of Proceeds                             17

Item 3.  Defaults upon Senior Securities                                       17

Item 4.  Submission of Matters to a Vote of Security Holders                   17

Item 5.  Other Information                                                     17

Item 6.  Exhibits and Reports on Form 8-K                                      17

         Signature                                                             18

                           WABASH NATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                         March 31,    December 31,
                                                                                           2004           2003
                                                                                       ------------   ------------
                                                                                        (Unaudited)
                                     ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                                        $  11,818      $  12,552
        Accounts receivable, net                                                            95,714         66,641
        Current portion of finance contracts                                                 3,494          4,727
        Inventories                                                                         88,678         84,996
        Prepaid expenses and other                                                           8,706         10,249
                                                                                         ---------      ---------
                Total current assets                                                       208,410        179,165

PROPERTY, PLANT AND EQUIPMENT, net                                                         128,823        130,594

EQUIPMENT LEASED TO OTHERS, net                                                             19,418         21,187

FINANCE CONTRACTS, net of current portion                                                    5,564          6,155

GOODWILL, net                                                                               35,887         36,045

OTHER ASSETS                                                                                19,771         23,890
                                                                                         ---------      ---------
                                                                                         $ 417,873      $ 397,036
                                                                                         =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
        Current maturities of long-term debt                                             $   9,018      $   7,337
        Accounts payable                                                                    82,561         68,437
        Other accrued liabilities                                                           56,768         61,421
                                                                                         ---------      ---------
                Total current liabilities                                                  148,347        137,195

LONG-TERM DEBT, net of current maturities                                                  222,699        219,979

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES                                              14,004         17,700

STOCKHOLDERS' EQUITY:
        Preferred stock, 25,000,000 shares authorized, 0 shares issued and outstanding           -              -
        Common stock 75,000,000 shares authorized, $0.01 par value, 27,079,748
          and 26,849,257 shares issued and outstanding, respectively                           271            269
        Additional paid-in capital                                                         246,711        242,682
        Retained deficit                                                                  (213,643)      (220,502)
        Accumulated other comprehensive income                                                 763            992
        Treasury stock at cost, 59,600 common shares                                        (1,279)        (1,279)
                                                                                         ---------      ---------
                Total stockholders' equity                                                  32,823         22,162
                                                                                         ---------      ---------
                                                                                         $ 417,873      $ 397,036
                                                                                         =========      =========

            See Notes to Condensed Consolidated Financial Statements.

                          WABASH NATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                                   Three Months Ended
                                                       March 31,
                                                  ----------------------
                                                    2004         2003
                                                  ---------    ---------
NET SALES                                         $ 221,597    $ 222,508

COST OF SALES                                       198,475      199,342
                                                  ---------    ---------

        Gross profit                                 23,122       23,166

GENERAL AND ADMINISTRATIVE EXPENSES                  10,424       11,620

SELLING EXPENSES                                      3,775        4,962
                                                  ---------    ---------

        Income from operations                        8,923        6,584

OTHER INCOME (EXPENSE):
        Interest expense                             (2,897)      (8,090)
        Foreign exchange gains and losses, net         (140)       2,856
        Other, net                                      973           80
                                                  ---------    ---------

        Income before income taxes                    6,859        1,430

INCOME TAXES                                              -            -
                                                  ---------    ---------

        Net income                                    6,859        1,430

PREFERRED STOCK DIVIDENDS                                 -          264
                                                  ---------    ---------

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS      $   6,859    $   1,166
                                                  =========    =========

BASIC NET INCOME PER SHARE                        $    0.25    $    0.05
                                                  =========    =========

DILUTED NET INCOME PER SHARE                      $    0.23    $    0.05
                                                  =========    =========
COMPREHENSIVE INCOME
        Net income                                $   6,859    $   1,430
        Foreign currency translation adjustment        (229)         201
                                                  ---------    ---------
NET COMPREHENSIVE INCOME                          $   6,630    $   1,631
                                                  =========    =========

           See Notes to Condensed Consolidated Financial Statements.

                           WABASH NATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                                        Three Months Ended
                                                                                                            March 31,
                                                                                                      ----------------------
                                                                                                        2004         2003
                                                                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                                    $   6,859    $   1,430
        Adjustments to reconcile net income to net cash provided by (used in) operating activities:
                Depreciation and amortization                                                             4,984        6,696
                Net gain on the sale of assets                                                             (524)         (56)
                Provision for losses on accounts receivable and finance contracts                            45        1,222
                Cash used for restructuring activities                                                      (79)         (88)
                Trailer valuation charges                                                                   164        1,603
                Change in operating assets and liabilities:
                   Accounts receivable                                                                  (29,118)     (40,337)
                   Inventories                                                                           (3,250)         765
                   Refundable income taxes                                                                   79          408
                   Prepaid expenses and other                                                                (2)       4,141
                   Accounts payable and accrued liabilities                                              10,915          643
                   Other, net                                                                               333       (1,439)
                                                                                                      ---------    ---------
                      Net cash used in operating activities                                              (9,594)     (25,012)
                                                                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                                             (1,571)      (2,267)
        Proceeds from sale of leased equipment and finance contracts                                          -        4,096
        Principal payments received on finance contracts                                                  1,205        2,385
        Proceeds from the sale of property, plant and equipment                                           2,033          490
                                                                                                      ---------    ---------
                      Net cash provided by investing activities                                           1,667        4,704
                                                                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from exercise of stock options                                                           2,792            -
        Borrowings under trade receivables and revolving credit facilities                              143,205       15,500
        Payments under trade receivables and revolving credit facilities                               (136,609)           -
        Payments under long-term debt and capital lease obligations                                      (2,195)     (23,475)
                                                                                                      ---------    ---------
                      Net cash provided by (used in) financing activities                                 7,193       (7,975)
                                                                                                      ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                                  (734)     (28,283)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                         12,552       35,659
                                                                                                      ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                            $  11,818    $   7,376
                                                                                                      =========    =========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
        Interest                                                                                      $   3,457    $   7,125
        Income taxes refunded, net                                                                    $     (79)   $    (276)


           See Notes to Condensed Consolidated Financial Statements.

                           WABASH NATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       GENERAL

         The condensed consolidated financial statements of Wabash National Corporation (the Company) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations and cash flows. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2003 Annual Report on Form 10-K, as amended.

         Certain items previously reported in specific condensed consolidated financial statement captions have been reclassified to conform to the 2004 presentation.

         During the period ended March 31, 2004, there were no accounting pronouncements issued that would have an affect on the Company's financial position, results of operations, or cash flow.

2.       INVENTORIES

         Inventories consisted of the following (in thousands):

                             March 31,  December 31,
                               2004         2003
                             ---------  ------------
Raw material and components   $25,439      $24,189
Work in process                 7,634        4,364
Finished goods                 39,521       38,198
After-market parts              5,838        5,953
Used trailers                  10,246       12,292
                              -------      -------
                              $88,678      $84,996
                              =======      =======

3.       RESTRUCTURING AND OTHER RELATED CHARGES

         In connection with the Company's exit from manufacturing product for export outside the North American market, international leasing and financing activities and the consolidation of certain domestic operations in 2000, charges totaling $48.2 million were recorded. To date, $44.3 million has been utilized. The remaining balance at March 31, 2004 relates to the following (in thousands):

Equipment Guarantees    $ 2,450
Financial Guarantees      1,260
Other Charges               166
                        -------
                        $ 3,876
                        =======

         The Company anticipates substantially completing all activities related to this restructuring plan by the end of 2004.

4.       DEBT

         The Company has $125 million of 3.25% senior unsecured convertible notes (Convertible Notes) due August 1, 2008, which are convertible into approximately 6.5 million shares of the Company's stock. The notes have a conversion price of $19.20 or a rate of 52.0833 shares per $1,000 principal amount of notes. Interest is payable semi-annually on February 1 and August 1.

         The Company has an asset-based loan facility due September 23, 2006 (ABL Facility) that includes a $35.1 million term loan and a $175 million revolver. The revolver is secured by inventory and accounts receivable and the amount available to borrow varies in relation to the balances of those accounts. As of March 31, 2004, borrowing capacity and outstanding amounts under the revolver amounted to $23.5 million and $67.0 million, respectively. Interest on the revolver is at the London Interbank Offer Rate (LIBOR) plus 275 basis points, which decreased to 250 basis points after March 21, 2004, or the banks prime rate plus 75 basis points, which decreased to 50 basis points on March 21, 2004. The Company pays a commitment fee on the unused portion of the facility at a rate of 37.5 basis points per annum. At March 31, 2004, the weighted average interest rate for the quarter was 4.96%. The revolver is due on September 23, 2006.

         The term loan is secured by the Company's property, plant and equipment. Interest is variable, based on LIBOR plus 300 basis points, which decreased to 275 basis points on March 21, 2004, or the banks prime rate plus 100 basis points, which decreased to 75 basis points on March 21, 2004. At March 31, 2004, the 30 day LIBOR rate was 1.125% and the weighted average interest rate for the quarter was 4.38%. Quarterly principal payments of $1.7 million commenced on January 1, 2004. Additionally, principal payments equal to the preceding years excess cash flow are due by April 30, 2005 and 2006. Excess cash flow is defined as 25% of the sum of EBITDA (earnings before interest, taxes, depreciation and amortization and other allowed non-operating items), less payments for: taxes, scheduled principal and interest payments, and unfinanced capital expenditures, is required.

         The ABL Facility agreement contains covenants that require, among other things, minimum fixed charge coverage and maximum senior debt to EBITDA coverage. Also, the agreement places limits on capital expenditures and additional borrowings. As of March 31, 2004, the Company was in compliance with all loan covenants.

         Scheduled maturities for the remainder of 2004 and future years are as follows (in thousands):

                     2004  $     6,787
                     2005        9,031
                     2006       90,899
                     2007            -
                     2008      125,000
                           -----------
                           $   231,717
Less:  Current maturities        9,018
                           -----------
                           $   222,699
                           ===========

5.       STOCK-BASED COMPENSATION


         The Company follows APB No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options and, accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. In accordance with SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosure, the following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation to stock-based employee compensation.

                                                                         Three Months Ended
                                                                             March 31,
                                                                       ----------------------
(in thousands, except for per share amounts)                             2004         2003
                                                                       ---------    ---------
Reported net income                                                    $   6,859    $   1,430
Pro forma stock- based compensation expense (net of tax)                    (349)        (495)
                                                                       ---------    ---------
Pro forma net income                                                   $   6,510    $     935
                                                                       =========    =========
Basic earnings per share:
   Reported net income per share                                       $    0.25    $    0.05
   Pro forma stock-based compensation expense (net of tax) per share       (0.01)       (0.02)
                                                                       ---------    ---------
   Pro forma net income per share                                      $    0.24    $    0.03
                                                                       =========    =========

Diluted earnings per share:
   Reported net income per share                                       $    0.23    $    0.05
   Pro forma stock-based compensation expense (net of tax) per share       (0.01)       (0.02)
                                                                       ---------    ---------
   Pro forma net income per share                                      $    0.22    $    0.03
                                                                       =========    =========

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

7.       NET INCOME PER SHARE

         Per share results have been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts (in thousands, except per share amounts):

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                 ------------------
                                                                                  2004      2003
                                                                                 -------   -------
Basic earnings per share:
          Net income applicable to common stockholders                           $ 6,859   $ 1,166
                                                                                 =======   =======
          Weighted average common shares outstanding                              26,990    25,700
                                                                                 =======   =======
          Basic earnings per share                                               $  0.25   $  0.05
                                                                                 =======   =======

Diluted earnings per share:
          Net income applicable to common stockholders                           $ 6,859   $ 1,166
          After-tax equivalent of interest on convertible notes                    1,204         -
                                                                                 -------   -------
          Diluted net income applicable to common stockholders                   $ 8,063   $ 1,166
                                                                                 =======   =======

          Weighted average common shares outstanding                              26,990    25,700
          Dilutive stock options                                                     985         -
          Convertible notes equivalent shares                                      6,510         -
                                                                                 -------   -------
          Diluted weighted average common shares outstanding                      34,485    25,700
                                                                                 =======   =======
          Diluted earnings per share                                             $  0.23   $  0.05
                                                                                 =======   =======

         The diluted weighted average shares outstanding excluded the antidilutive effects of preferred stock convertible into 823,200 shares in 2003.

8.       SEGMENTS

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

         Reportable segment information is as follows (in thousands):

                                                 Retail and                   Consolidated
                                 Manufacturing  Distribution   Eliminations      Totals
                                 -------------  ------------   ------------   ------------
THREE MONTHS ENDED
MARCH 31, 2004

Revenues
     External customers            $ 164,055      $  57,542      $       -      $ 221,597
     Intersegment sales               24,141              -        (24,141)             -
                                   ---------      ---------      ---------      ---------
Total Revenues                     $ 188,196      $  57,542      $ (24,141)     $ 221,597
                                   =========      =========      =========      =========

Income (loss) from operations      $  10,821      $  (1,915)     $      17      $   8,923

THREE MONTHS ENDED
MARCH 31, 2003

Revenues
     External customers            $ 144,526      $  77,982      $       -      $ 222,508
     Intersegment sales               22,131            374        (22,505)             -
                                   ---------      ---------      ---------      ---------
Total Revenues                     $ 166,657      $  78,356      $ (22,505)     $ 222,508
                                   =========      =========      =========      =========
Income (loss) from operations      $   8,223      $  (1,662)     $      23      $   6,584

         Product Information

         The Company offers products primarily in three categories: new trailers, used trailers and parts and service. Other sales include leasing revenues, interest income from finance contracts and freight. The following table sets forth the major product categories and their percentage of total net sales (dollars in thousands):

                       Three Months Ended March 31,
                    ---------------------------------
                         2004              2003
                    ---------------   ---------------
                       $        %        $        %
                    -------   -----   -------   -----
New Trailers        191,480    86.4   164,672    74.0
Used Trailers        13,272     6.0    19,628     8.8
Parts and Service    13,387     6.0    28,384    12.8
Other                 3,458     1.6     9,824     4.4
                    -------   -----   -------   -----
Total Net Sales     221,597   100.0   222,508   100.0
                    =======   =====   =======   =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This report, including documents incorporated herein by reference, contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "anticipate," and "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, information regarding revenues, income or loss, capital expenditures, acquisitions, number of retail branch openings, plans for future operations, financing needs or plans, the impact of inflation and plans relating to services of the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Statements in this report, including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences.

         Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed elsewhere herein and in Item 7B in the Company's amended Form 10-K as filed with the Securities and Exchange Commission on April 5, 2004.

RESULTS OF OPERATIONS

         The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                           Percentage of Net Sales
                                         Three Months Ended March 31,
                                         ----------------------------
                                           2004                2003
                                         --------            --------
Net sales                                   100.0%              100.0%
Cost of sales                                89.6                89.6
                                         --------            --------
           Gross profit                      10.4                10.4

General and administrative expense            4.7                 5.2
Selling expense                               1.7                 2.2
                                         --------            --------
           Income from operations             4.0                 3.0

Interest expense                             (1.3)               (3.6)
Foreign exchange gains and losses, net          -                 1.3
Other, net                                    0.4                   -
                                         --------            --------
           Income before income taxes         3.1                 0.7

Income taxes                                    -                   -
                                         --------            --------
           Net income                         3.1%                0.7%
                                         ========            ========

THREE MONTHS ENDED MARCH 31, 2004

         The industry recovery that began in 2003 continued into the first quarter of 2004 and it is expected to accelerate over the balance of the year as production of trailers is anticipated to increase from approximately 183,000 units to approximately 247,000 units in 2004 according to ACT Research Company, LLC estimates. The expansion in production is predicated on a number of factors including improving general economic conditions and pent-up trucking industry demand for replacement units as the average age of trailer fleets increases. The impact of Department of Transportation regulations regarding driver hours (hours of service) on the need for additional trailers to maintain driver productivity is still undetermined.

         The industry is enjoying a period of improvement and we expect to participate in the industry growth because our core customers are among the largest participants in the trucking industry, our DuraPlate(R) trailer continues to have increased market acceptance and penetration and we are expanding our presence into the middle market carriers - approximately 1,250 carriers with fleet sizes ranging from 250 to 5,000 units.

         We believe that Wabash is well positioned to benefit from any increased demand for trailers because of the improvements that have been made over the last three years. As a result of our continuous improvement initiatives, we have reduced our total cost of producing a trailer and effectively increased production capacity. Additionally, we have become much more efficient in the use of working capital. In recent months, we have experienced significant price volatility in our principal raw materials, steel, and timber, and we expect this trend of rising material prices will continue in the near term. Steel prices have been particularly difficult recently for a number of reasons including steel imports to Asia and the weakened U.S. dollar and higher transportation costs have made foreign steel more expensive than domestic steel, thereby reducing the supply of imports to meet market demand. Because of these conditions, obtaining steel is currently challenging, but our long-term relationships with suppliers have been advantageous. In response to these increases, on March 9, 2004 we implemented price increases on new trailers ranging from 4.5% to 6%, as contract terms allow. While we have experienced some nominal order cancellations and postponements, we do not anticipate any significant impact on our overall market share. Second quarter gross profit margins may be compressed as the ability to realize selling price increases will not match rising material costs.

NET SALES

         Net sales were comparable to the first quarter of 2003, which included approximately $19.8 million of sales associated with certain assets of our trailer rental and leasing and aftermarket parts distribution businesses which were sold in September 2003 (Asset Sales). By business segment, net external sales and related units sold were as follows:

                                    Three Months Ended March 31,
                                   ------------------------------
                                     2004       2003     % Change
                                   --------   --------   --------
Sales by Segment:                          (in millions)
         Manufacturing             $  164.1   $  144.5       14%
         Retail and Distribution       57.5       78.0      (26%)
                                   --------   --------
Total                              $  221.6   $  222.5        -
                                   ========   ========

New trailer units:                            (units)
         Manufacturing                9,700      8,400       15%
         Retail and Distribution      1,500      1,200       25%
                                   --------   --------
Total                                11,200      9,600       17%
                                   ========   ========

Used trailer units                    2,000      3,500      (43%)
                                   ========   ========

         Improving conditions in both the overall economy and the transportation industry drove a 15% increase in unit volume in the manufacturing segment. To meet production requirements, over 200 associates were added during the first quarter. Average selling prices were essentially unchanged from the prior year period as competition for orders remains keen.

         First quarter 2004 sales in the retail and distribution segment were lower than the prior year period which included $19.8 million of sales associated with the aforementioned Assets Sales. A $7.4 million increase in new trailer sales predicated on a 25% increase in units was offset by reductions in used trailer and parts and service sales. The decrease in used trailer sales results from constrained used equipment availability, as transportation companies retain equipment to meet requirements. The closing of four full service branches during 2003 resulted in slightly lower parts and service sales.

GROSS PROFIT

         Gross profit as a percent of sales of 10.4% was unchanged from the same period in 2003. As discussed below, both of the Company's segments contributed as follows (in millions):

                                  Three Months Ended March 31,
                                 ------------------------------
                                   2004       2003     % Change
                                 --------   --------   --------
Gross Profit by Segment:
       Manufacturing             $   20.1   $   16.6      21%
       Retail and Distribution        3.0        6.6     (55%)
       Eliminations                     -          -       -
                                 --------   --------
Total Gross Profit               $   23.1   $   23.2       -
                                 ========   ========

         The manufacturing segment's gross profit as a percentage of sales was 12.2% in 2004, a 0.7 percentage point improvement from the prior year period. Average per trailer raw material costs, including the effects of product mix, increased approximately 4% from the prior period due to increases in our key raw materials - principally steel and wood. This increase was more than offset by improved labor productivity, cost containment initiatives and the impact of higher volumes.

         First quarter gross profits in the retail and distribution segment were lower than the prior year which included $3.9 million of gross profits associated with the 2003 Asset Sales. As a percentage of sales, gross profits were 5.2% in 2004 compared to 4.6% in 2003 after excluding the effect of the Asset Sales.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses decreased $1.2 million from the prior year primarily due to reductions related to the Assets Sales and debt restructuring related costs were partially offset by increased staff and information technology costs in 2004.

SELLING EXPENSE

         Selling expense decreased $1.2 million to $3.8 million, compared to $5.0 million in the prior year due to the impact of the Asset Sales and the closing of 12 branch locations.

OTHER INCOME (EXPENSE)

         Interest expense totaled $2.9 million for the quarter, a decrease of $5.2 million from the prior year period due to lower interest rates resulting from the debt refinancings completed in the third quarter of 2003, and reduced average borrowings.

         The Company incurred a foreign exchange loss of $0.1 million in 2004 compared to gains of $2.9 million in 2003, reflecting the parity of the US dollar compared to the Canadian dollar in 2004 versus a significant weakening of the US dollar relative to the Canadian dollar in the 2003 period.

         Other, net for the three months ended March 31, 2004 includes gains on the sale of closed branch properties.

INCOME TAXES

         No income tax expense was recognized in 2003 or 2004 as current year earnings were offset against available net operating losses (NOL). Because of uncertainty related to the realizability of NOLs in excess of those utilized, a full valuation allowance is recorded against the related deferred tax assets at March 31, 2004. We expect to recognize Federal and State alternative minimum taxes beginning in the second quarter. This will amount to approximately two percent of pretax income.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE

         Our capital structure is primarily supported by debt as a result of the significant losses incurred during the years 2000 through 2003. Due to the financial and operational restructuring of the Company and the significant improvements in manufacturing made over the last several years, we were able to stabilize our financial footing. Our objective is to generate operating cash flows sufficient to satisfy normal requirements for working capital and capital expenditures and to better balance the mix of debt and equity in our capital structure.

CASH FLOW

         Cash used in operating activities amounted to $9.6 million, an improvement of $15.4 million from the prior year per period. The improvement is primarily attributable to a $5.4 million increase in net income coupled with improved working capital management as follows:

         - Accounts receivables increased $29.1 million compared to $40.3 million in the first quarter of 2003 which was the starting point of the industry recovery. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 39 days at March 31, 2004, an increase of nine days over the prior year period reflecting strong March sales.

         -        Inventory increased $4.0 million from the prior year period.
                  Inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns, improved to approximately nine times, a 50% improvement from the prior year reflecting reduced new trailer inventory.

         - Accounts payable and accrued liabilities increased approximately $10.3 million as the Company is no longer subjected to vendor payment term restrictions that were in place in 2003.

         Investing activities provided $1.7 million, a decrease of $3.0 million from the prior year period resulting primarily from the Company's withdrawal from leasing and rental operations.

         Financing activities provided $7.2 million during the period, $6.6 million from borrowings under its revolving credit facilities to support operations and $2.8 million from stock options exercised, offset by debt payments of $2.2 million, including $1.6 million from proceeds on the sale of closed branch properties.

Capital Expenditures

         Capital spending amounted to $1.6 million thus far in 2004 and is anticipated to be approximately $10 million for the full year. Spending is focused on productivity improvement and capacity maintenance.

Outlook

         As of March 31, 2004, our liquidity position, cash on hand and available borrowing capacity amounted to approximately $35 million and debt and lease obligations, both on and off the balance sheet, amounted to approximately $243 million (including $12 million off-balance sheet). We expect that in 2004, Wabash will be able to generate sufficient cash flow from operations to fund working capital and capital spending requirements and to further reduce indebtedness. However, it is possible that we may not generate sufficient cash flow or secure additional funds for these purposes. Because we must use a portion of our cash from operations to pay our debt service obligations, our high level of debt means we have less funds available for working capital, capital spending requirements and other purposes than we would otherwise have. Further, we may be more highly leveraged than our competitors, which would be a competitive disadvantage in the event of a downturn in the general economic condition of our business.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         We have included a summary of our Contractual Obligations and Commercial Commitments in our annual report on Form 10-K, as amended, for the year ended December 31, 2003, filed on April 5, 2004. There have been no material changes to the summary provided in that report.

OFF-BALANCE SHEET TRANSACTIONS

         As of March 31, 2004, we had approximately $12 million in off-balance sheet debt. We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         We have included a summary of our Critical Accounting Estimates in our annual report on Form 10-K, as amended, for the year ended December 31, 2003, filed on April 5, 2004. There have been no material changes to the summary provided in that report.

BACKLOG

         Orders that have been confirmed by the customer in writing and can be produced during the next 18 months are included in backlog. Orders that comprise the backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $190 million at March 31, 2004 compared to $200 million at December 31, 2003. We expect to complete the majority of our existing backlog orders within the next twelve months.

CUSTOMER CREDIT RISK

         We sublease certain highly specialized RoadRailer(R) equipment to Grupo Transportation Marititma Mexicana SA (TMM), who is experiencing financial difficulties. Although this customer is current in its payment obligations to us, the customer owes us $7.8 million secured by highly specialized RoadRailer(R) equipment, which due to the nature of the equipment, has a minimal recovery value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         In addition to the risks inherent in its operations, the Company has exposure to financial and market risk resulting from volatility in commodity prices, interest rates and foreign exchange rates. The following discussion provides additional detail regarding the Company's exposure to these risks.

     a.  COMMODITY PRICE RISKS

         The Company is exposed to fluctuation in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and virgin plastic pellets. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. The Company may manage aluminum price changes by entering into fixed price contracts with its suppliers. As of March 31, 2004, the Company had outstanding purchase commitments of approximately $40.9 million through February 2005 for materials that will be used in the production process. Because the Company typically does not set prices for its products more than 45-90 days in advance of its commodity purchases, it can take into account the cost of the commodity in setting its prices for each order. To the extent that the Company is unable to offset the increased commodity costs in its product prices, the Company's results would be materially and adversely affected.

     b.  INTEREST RATES

         As of March 31, 2004, the Company had approximately $102 million of floating rate debt outstanding under its various financing agreements. A hypothetical 100 basis-point increase in the floating interest rate from the current level would correspond to approximately a $1.0 million increase in interest expense over a one-year period. This sensitivity analysis does not account for the change in the Company's competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

     c.  FOREIGN EXCHANGE RATES

         The Company is subject to fluctuations in the Canadian dollar exchange rate that impact intercompany transactions between the Company and its Canadian subsidiary, as well as U.S. denominated transactions between the Canadian subsidiaries and unrelated parties. A five cent change in the Canadian exchange rate would result in an approximately $0.6 million impact on results of operations. The Company has Canadian dollar foreign currency forward contracts in an effort to mitigate potential Canadian currency fluctuation impact on working capital requirements. As of March 31, 2004, the Company had outstanding $3.5 million in forward contracts to be settled in various increments over the next seven months. The contracts are marked-to-market and not subject to hedge accounting. The Company does not hold or issue derivative financial instruments for speculative purposes.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There have been no material changes in legal proceedings from the items disclosed in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         31.01    Certification of Principal Executive Officer

         31.02    Certification of Principal Financial Officer

         32.01 Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b)      Reports on Form 8-K:

         1.       Form 8-K filed February 11, 2004 reporting under Item 9:
                  Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WABASH NATIONAL CORPORATION

   Date: April 27, 2004           By: /s/ Mark R. Holden
                                      ----------------------------------
                                      Mark R. Holden
                                      Senior Vice President and Chief
                                      Financial Officer
                                      (Principal Financial Officer)