Form 10-Q
period 2004-06-30
WABASH NATIONAL CORP /DE
filed 2004-08-09
CIK 879526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
[X]                  THE SECURITIES EXCHANGE ACT OF 1934 FOR

                         THE QUARTER ENDED JUNE 30, 2004
                                       OR
                 TRANSITION REPORT UNDER SECTION 13 0R 15 (d) OF
[ ]                    THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM           TO
                                             ---------    ---------
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

                             [WABASH NATIONAL LOGO]

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

                                   YES [X] NO [ ]

The number of shares of common stock outstanding at July 30, 2004 was 27,268,183.

Securities registered pursuant to Section 12(b) of the Act:
Title of each class                         Name of exchange on which registered
Common stock, $0.01 par value               New York Stock Exchange

                           WABASH NATIONAL CORPORATION

                                      INDEX

                                    FORM 10-Q

                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets at
          June 30, 2004 and December 31, 2003                             3

          Condensed Consolidated Statements of Operations for
          the three and six months ended June 30, 2004 and 2003           4

          Condensed Consolidated Statements of Cash Flows for
          the three and six months ended June 30, 2004 and 2003           5

          Notes to Condensed Consolidated Financial Statements            6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk      18

Item 4.  Controls and Procedures                                         19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               19

Item 2.  Changes in Securities and Use of Proceeds                       19

Item 3.  Defaults upon Senior Securities                                 19

Item 4.  Submission of Matters to a Vote of Security Holders             19

Item 5.  Other Information                                               20

Item 6.  Exhibits and Reports on Form 8-K                                20

         Signature                                                       20

                           WABASH NATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                      June 30,      December 31,
                                                                                        2004            2003
                                                                                     -----------    ------------
                                                                                     (Unaudited)
                                      ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                        $     5,645    $     12,552
    Accounts receivable, net                                                              94,750          66,641
    Current portion of finance contracts                                                   3,092           4,727
    Inventories                                                                          107,608          84,996
    Prepaid expenses and other                                                             8,300          10,249
                                                                                     -----------    ------------
           Total current assets                                                          219,395         179,165

PROPERTY, PLANT AND EQUIPMENT, net                                                       127,342         130,594

EQUIPMENT LEASED TO OTHERS, net                                                           15,999          21,187

FINANCE CONTRACTS, net of current portion                                                  4,349           6,155

GOODWILL, net                                                                             35,187          36,045

OTHER ASSETS                                                                              18,081          23,890
                                                                                     -----------    ------------
                                                                                     $   420,353    $    397,036
                                                                                     ===========    ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt                                             $     8,729    $      7,337
    Accounts payable                                                                      88,036          68,437
    Other accrued liabilities                                                             57,249          61,421
                                                                                     -----------    ------------
       Total current liabilities                                                         154,014         137,195

LONG-TERM DEBT, net of current maturities                                                204,075         219,979

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES                                            11,278          17,700

STOCKHOLDERS' EQUITY:
    Preferred stock, 25,000,000 shares authorized, 0 shares issued and outstanding             -               -
    Common stock 75,000,000 shares authorized, $0.01 par value, 27,158,991
              and 26,849,257 shares issued and outstanding, respectively                     272             269
    Additional paid-in capital                                                           247,204         242,682
    Retained deficit                                                                    (195,381)       (220,502)
    Accumulated other comprehensive income                                                   170             992
    Treasury stock at cost, 59,600 common shares                                          (1,279)         (1,279)
                                                                                     -----------    ------------
              Total stockholders' equity                                                  50,986          22,162
                                                                                     -----------    ------------
                                                                                     $   420,353    $    397,036
                                                                                     ===========    ============

            See Notes to Condensed Consolidated Financial Statements.

                           WABASH NATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                            Three Months              Six Months
                                                           Ended June 30,           Ended June 30,
                                                      -----------------------   -----------------------
                                                         2004         2003         2004         2003
                                                      ----------   ----------   ----------   ----------
NET SALES                                             $  254,899   $  230,231   $  476,496   $  452,739

COST OF SALES                                            218,264      205,586      416,739      404,928

LOSS ON ASSET IMPAIRMENT                                       -       28,500            -       28,500
                                                      ----------   ----------   ----------   ----------

   Gross profit (loss)                                    36,635       (3,855)      59,757       19,311

GENERAL AND ADMINISTRATIVE EXPENSES                       10,260        8,906       20,684       20,526

SELLING EXPENSES                                           3,851        5,966        7,626       10,928
                                                      ----------   ----------   ----------   ----------

   Income (loss)from operations                           22,524      (18,727)      31,447      (12,143)

OTHER INCOME (EXPENSE):
   Interest expense                                       (2,769)     (10,794)      (5,666)     (18,884)
   Foreign exchange gains and losses, net                   (405)       2,733         (545)       5,589
   Other, net                                               (589)        (480)         384         (400)
                                                      ----------   ----------   ----------   ----------

   Income (loss) before income taxes                      18,761      (27,268)      25,620      (25,838)

INCOME TAX PROVISION                                         499            -          499            -
                                                      ----------   ----------   ----------   ----------

   Net income (loss)                                      18,262      (27,268)      25,121      (25,838)

PREFERRED STOCK DIVIDENDS                                      -          264            -          528
                                                      ----------   ----------   ----------   ----------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS   $   18,262   $  (27,532)  $   25,121   $  (26,366)
                                                      ==========   ==========   ==========   ==========

BASIC NET INCOME (LOSS) PER SHARE                     $     0.67   $    (1.07)  $     0.93   $    (1.03)
                                                      ==========   ==========   ==========   ==========

DILUTED NET INCOME (LOSS) PER SHARE                   $     0.56   $    (1.07)  $     0.80   $    (1.03)
                                                      ==========   ==========   ==========   ==========

COMPREHENSIVE INCOME (LOSS)
   Net income (loss)                                  $   18,262   $  (27,268)  $   25,121   $  (25,838)
   Foreign currency translation adjustment                  (593)         243         (822)         444
                                                      ----------   ----------   ----------   ----------
NET COMPREHENSIVE INCOME (LOSS)                       $   17,669   $  (27,025)  $   24,299   $  (25,394)
                                                      ==========   ==========   ==========   ==========

            See Notes to Condensed Consolidated Financial Statements.

                           WABASH NATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                     Six Months
                                                                                    Ended June 30,
                                                                                 ---------------------
                                                                                   2004        2003
                                                                                 ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                              $  25,121   $ (25,838)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                                                    9,895      13,327
    Net gain on the sale of assets                                                    (473)       (429)
    Provision for losses on accounts receivable and finance contracts                 (134)        940
    Cash used for restructuring activities                                            (889)       (159)
    Trailer valuation charges                                                          169       2,057
    Loss on asset impairment                                                             -      28,500
    Change in operating assets and liabilities:
      Accounts receivable                                                          (27,975)    (52,104)
      Inventories                                                                  (20,530)      2,823
      Refundable income taxes                                                           71         886
      Prepaid expenses and other                                                       303       3,792
      Accounts payable and accrued liabilities                                      17,714       2,479
      Other, net                                                                       798      (1,224)
                                                                                 ---------   ---------
         Net cash provided by (used in) operating activities                         4,070     (24,950)
                                                                                 ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                              (3,936)     (3,460)
  Proceeds from sale of leased equipment and finance contracts                           -       4,805
  Principal payments received on finance contracts                                   2,204       4,389
  Proceeds from the sale of property, plant and equipment                            2,104       1,749
                                                                                 ---------   ---------
         Net cash provided by investing activities                                     372       7,483
                                                                                 ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                            3,163         756
  Borrowings under trade receivables and revolving credit facilities               331,975      56,418
  Payments under trade receivables and revolving credit facilities                (341,399)    (18,649)
  Payments under long-term debt and capital lease obligations                       (5,088)    (48,571)
  Debt issuance costs                                                                    -      (1,531)
                                                                                 ---------   ---------
         Net cash used in financing activities                                     (11,349)    (11,577)
                                                                                 ---------   ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (6,907)    (29,044)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    12,552      35,659
                                                                                 ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   5,645   $   6,615
                                                                                 =========   =========

                 See Notes to Consolidated Financial Statements

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

      During the period ended June 30, 2004, there were no accounting pronouncements issued that would have an affect on the Company's financial position, results of operations, or cash flow.

2.    INVENTORIES

      Inventories consisted of the following (in thousands):

                               June 30,    December 31,
                                 2004          2003
                              ----------   ------------
Raw material and components   $   34,192   $     24,189
Work in process                    5,490          4,364
Finished goods                    48,819         38,198
After-market parts                 5,869          5,953
Used trailers                     13,238         12,292
                              ----------   ------------
                              $  107,608   $     84,996
                              ==========   ============

3.    RESTRUCTURING AND OTHER RELATED CHARGES

      In connection with the Company's exit from manufacturing product for export outside the North American market, international leasing and financing activities and the consolidation of certain domestic operations in 2000, charges totaling $48.2 million were recorded. To date, $45.2 million has been utilized. The remaining balance at June 30, 2004 relates to the following (in thousands):

Equipment Guarantees                         $ 2,428
Financial Guarantees                             514
Other Charges                                     91
                                             -------
                                             $ 3,033

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

      The Company has an asset-based loan facility due September 23, 2006 (ABL Facility) that includes a $33.4 million term loan and a $175 million revolver. The revolver is secured by inventory and accounts receivable and the amount available to borrow varies in relation to the balances of those accounts. As of June 30, 2004, borrowing capacity and outstanding amounts under the revolver amounted to $66.5 million and $50.9 million, respectively. Interest on the revolver is at the London Interbank Offer Rate (LIBOR) plus 250 basis points, or the bank's prime rate plus 50 basis points. At June 30, 2004, the 30-day LIBOR rate was 1.375%. The Company pays a commitment fee on the unused portion of the facility at a rate of 37.5 basis points per annum. At June 30, 2004, the weighted average interest rate for the quarter was 4.82%. The revolver is due on September 23, 2006.

      The term loan is secured by the Company's property, plant and equipment. Interest is variable, based on LIBOR plus 275 basis points, or the bank's prime rate plus 75 basis points. At June 30, 2004, the weighted average interest rate for the quarter was 4.03%. Quarterly principal payments of $1.7 million commenced on January 1, 2004. Additionally, principal payments equal to the preceding years excess cash flow are due by April 30, 2005 and 2006. Excess cash flow is defined as 25% of the sum of EBITDA (earnings before interest, taxes, depreciation and amortization and other allowed non-operating items), less payments for: taxes, scheduled principal and interest payments, and unfinanced capital expenditures, is required.

      The ABL Facility agreement contains covenants that require, among other things, minimum fixed charge coverage and maximum senior debt to EBITDA coverage. Also, the agreement places limits on capital expenditures and additional borrowings. As of June 30, 2004, the Company was in compliance with all loan covenants.

      Scheduled maturities for the remainder of 2004 and future years are as follows (in thousands):

                     2004         $   4,364
                     2005             8,729
                     2006            74,711
                     2007                 -
                     2008           125,000
                                   --------
                                    212,804
Less:  Current maturities            (8,729)
                                  ---------
                                  $ 204,075

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

                                                                       Three Months Ended      Six Months Ended
                                                                             June 30,              June 30,
                                                                      ---------------------   -------------------
                                                                         2004       2003        2004       2003
                                                                      ---------   ---------   --------   --------
(in thousands, except for per share amounts)
Reported net income (loss)                                            $  18,262   $ (27,268)  $ 25,121   $(25,838)
Pro forma stock-based compensation expense (net of tax)                    (773)       (643)    (1,122)    (1,102)
                                                                      ---------   ---------   --------   --------
Proforma net income (loss)                                            $  17,489   $ (27,911)  $ 23,999   $(26,940)
                                                                      =========   =========   ========   ========

Basic earnings per share:
   Reported net income (loss) per share                               $    0.67   $   (1.07)  $   0.93   $  (1.03)
   Proforma stock-based compensation expense (net of tax) per share       (0.03)      (0.03)     (0.04)     (0.04)
                                                                      ---------   ---------   --------   --------
   Pro forma net income (loss) per share                              $    0.64   $   (1.10)  $   0.89   $  (1.07)
                                                                      =========   =========   ========   ========

Diluted earnings per share:
   Reported net income (loss) per share                               $    0.56   $   (1.07)  $   0.80   $  (1.03)
   Pro forma stock-based compensation expense (net of tax) per share      (0.02)      (0.03)     (0.04)     (0.04)
                                                                      ---------   ---------   --------   --------
   Pro forma net income (loss) per share                              $    0.54   $   (1.10)  $   0.76   $  (1.07)
                                                                      =========   =========   ========   ========

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

7.    NET INCOME PER SHARE

      Per share results have been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts (in thousands, except per share amounts):

                                                                   Three Months Ended        Six Months Ended
                                                                        June 30,                 June 30,
                                                                 -----------------------   ---------------------
                                                                    2004        2003          2004        2003
                                                                 ---------   -----------   ---------   ---------
Basic earnings (loss) per share:
   Net income (loss). applicable to common stockholders          $  18,262   $   (27,532)  $  25,121   $ (26,366)
                                                                 =========   ===========   =========   =========
   Weighted average common shares outstanding                       27,145        25,705      27,067      25,680
                                                                 =========   ===========   =========   =========
   Basic income (loss) per share                                 $    0.67   $     (1.07)  $    0.93   $   (1.03)
                                                                 =========   ===========   =========   =========

Diluted earnings (loss) per share:
   Net income (loss) applicable to common stockholders           $  18,262   $   (27,532)  $  25,121   $ (26,366)
   After-tax equivalent of interest on convertible notes             1,204             -       2,408            -
                                                                 ---------   -----------   ---------   ---------
   Diluted net income (loss) applicable to common stockholders   $  19,466   $   (27,532)  $  27,529   $ (26,366)
                                                                 =========   ===========   =========   =========

   Weighted average common shares outstanding                       27,145        25,705      27,067       25,680
   Dilutive stock options/shares                                       906             -         946           -
   Convertible notes equivalent shares                               6,510             -       6,510           -
                                                                 ---------   -----------   ---------   ---------
   Diluted weighted average common shares outstanding               34,561        25,705      34,523       25,680
                                                                 =========   ===========   =========   =========
   Diluted income (loss) per share                               $    0.56   $    (1.07)   $    0.80   $   (1.03)
                                                                 =========   ===========   =========   =========

      The 2003 diluted weighted average shares outstanding excluded the antidilutive effects of preferred stock convertible into 823,200 shares, and 174,000 shares and 89,600 shares of stock options for the three and six months, respectively.

8.    SEGMENTS

      The Company has two reportable segments: manufacturing and retail and distribution. The manufacturing segment produces and sells new trailers to the retail and distribution segment or to customers who purchase trailers direct or through independent dealers. The retail and distribution segment includes the sale, leasing and financing of new and used trailers, as well as the sale of after-market parts and service through its retail branch network. In addition, the retail and distribution segment in 2003 included the sale of after-market parts.

      Reportable segment information is as follows (in thousands):

                                                     Retail and                   Consolidated
                                    Manufacturing   Distribution   Eliminations      Totals
                                    -------------   ------------   ------------   ------------
THREE MONTHS ENDED JUNE 30, 2004
Net Sales
   External customers               $     195,689   $     59,210   $          -   $    254,899
   Intersegment sales                      32,150          1,975        (34,125)             -
                                    -------------   ------------   ------------   ------------
Total Net Sales                     $     227,839   $     61,185   $    (34,125)  $    254,899
                                    =============   ============   ============   ============

Income from operations              $      24,982   $       (141)  $     (2,317)  $     22,524
Assets                              $     398,018   $    186,401   $   (164,066)  $    420,353

THREE MONTHS ENDED JUNE 30, 2003
Net Sales
   External                         $     155,095   $     75,136   $          -   $    230,231
   Intersegment sales                      12,388            239        (12,627)             -
                                    -------------   ------------   ------------   ------------
Total Net Sales                     $     167,483   $     75,375   $    (12,627)  $    230,231
                                    =============   ============   ============   ============

Loss from operations                $      10,592   $    (29,595)  $        276   $   (18,727)
Assets                              $     397,772   $    301,020   $   (165,273)  $    533,519

SIX MONTHS ENDED JUNE 30, 2004
Net Sales
   External                         $     359,744   $    116,752   $          -   $    476,496
   Intersegment sales                      56,291          1,975        (58,266)             -
                                    -------------   ------------   ------------   ------------
Total Net Sales                     $     416,035   $    118,727   $    (58,266)  $    476,496
                                    =============   ============   ============   ============

Income from operations              $      35,803   $     (2,056)  $     (2,300)  $     31,447
Assets                              $     398,018   $    186,401   $   (164,066)  $    420,353

SIX MONTHS ENDED JUNE 30, 2003
Net Sales
   External                         $     299,621   $    153,118   $          -   $    452,739
   Intersegment sales                      34,519            613        (35,132)             -
                                    -------------   ------------   ------------   ------------
Total New Sales                     $     334,140   $    153,731   $    (35,132)  $    452,739
                                    =============   ============   ============   ============

Loss from operations                $      18,815   $    (31,257)  $        299   $    (12,143)
Assets                              $     397,772   $    301,020   $   (165,273)  $    533,519

Product Information

      The Company offers products primarily in three categories: new trailers, used trailers and parts and service. Other sales include leasing revenues, interest income from finance contracts and freight. The following table sets forth the major product categories and their percentage of total net sales (dollars in thousands):

                     Three Months Ended June 30,          Six Months Ended June 30,
                  ---------------------------------   ---------------------------------
                        2004              2003              2004              2003
                  ---------------   ---------------   ---------------   ---------------
                     $        %        $        %        $        %        $        %
                  -------   -----   -------   -----   -------   -----   -------   -----
New Trailers      223,044    87.5   172,767    75.0   414,524    87.0   337,439    74.5
Used Trailers      13,206     5.2    17,131     7.4    26,478     5.6    36,759     8.1
Parts & Service    14,947     5.9    30,350    13.2    28,334     5.9    58,734    13.0
Other               3,702     1.4     9,983     4.4     7,160     1.5    19,807     4.4
                  -------   -----   -------   -----   -------   -----   -------   -----
Total Net Sales   254,899   100.0   230,231   100.0   476,496   100.0   452,739   100.0
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

RESULTS OF OPERATIONS

      The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                                               Percentage of Net Sales
                                          -----------------------------------------------------------------
                                           Three Months Ended June 30,            Six Months Ended June 30,
                                          ----------------------------            -------------------------
                                          2004                   2003             2004                2003
                                          -----                  -----            -----               -----
Net sales                                 100.0%                 100.0%           100.0%              100.0%
Cost of sales                              85.6                   89.3             87.5                89.4
Loss on asset impairment                      -                   12.4                -                 6.3
                                          -----                  -----            -----               -----
   Gross profit (loss)                     14.4                   (1.7)            12.5                 4.3

General and administrative expense          4.0                    3.8              4.3                 4.5
Selling expense                             1.5                    2.6              1.6                 2.5
                                          -----                  -----            -----               -----
   Income (loss) from operations            8.9                   (8.1)             6.6                (2.7)

Interest expense                            1.1                    4.7              1.2                 4.1
Foreign exchange gains and losses, net      0.2                   (1.2)             0.1                (1.2)
Other, net                                  0.2                    0.2             (0.1)                0.1
                                          -----                  -----            -----               -----
   Income (loss) before income taxes        7.4                  (11.8)             5.4                (5.7)

Income tax provision                        0.2                      -              0.1                   -
                                          -----                  -----            -----               -----
   Net income (loss)                        7.2%                 (11.8)%            5.3%               (5.7)%
                                          =====                  =====            =====               =====

      The industry recovery that began in 2003 continued into the second quarter of 2004 and it is expected to accelerate over the balance of the year as production of trailers is anticipated to increase from approximately 183,000 units to approximately 244,000 units in 2004 according to ACT Research Company, LLC estimates. The expansion in production is predicated on a number of factors including improving general economic conditions and pent-up trucking industry demand for replacement units as the average age of trailer fleets increases. The Department of Transportation regulations regarding driver hours (hours of service) that became effective January 2004 were recently vacated by the U.S. Court of Appeals. The regulation remains in effect pending a decision with respect to an appeal. To date, there has been limited business as a result of the regulation. If the regulation is vacated, there is the potential for cancellation of reefer units and some increase of trade-ins which could affect used trailer prices.

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

      We believe that Wabash is well positioned to benefit from any increased demand for trailers because of the improvements that have been made over the last three years. As a result of our continuous improvement initiatives, we have reduced our total cost of producing a trailer and effectively increased production capacity. Additionally, we have become much more efficient in the use of working capital. In recent months, we have experienced significant price volatility in our principal raw materials, steel, aluminum and timber, and we expect this trend of rising material prices will continue in the near term. Recently, steel prices have been particularly difficult for a number of reasons including steel imports to Asia and the weakened U.S. dollar and higher transportation costs have made foreign steel more expensive than domestic steel, thereby reducing the supply of imports to meet market demand although at a more moderate pace than experienced in the first six months of the year. Because of these conditions, obtaining steel is currently challenging, but our long-term relationships with suppliers have been advantageous. In response to these increases, on March 9, 2004 we implemented price increases on new trailers ranging from 4.5% to 6%, as contract terms allow. We continue to pass on raw material increases as competitive conditions allow. While we have experienced some nominal order cancellations and postponements, we do not anticipate any significant impact on our overall market share.

THREE MONTHS ENDED JUNE 30, 2004

NET SALES

      Net sales increased $24.7 million from the second quarter 2003, which included $21.0 million of sales associated with certain assets of our trailer rental and leasing and aftermarket parts distribution businesses which were sold in September 2003 (Asset Sales). By business segment, net external sales and related units sold were as follows:

                                Three Months Ended June 30,
                               -----------------------------
                                2004       2003      %Change
                               -------    -------    -------
Sales by Segment:                      (in millions)
     Manufacturing             $ 195.7    $ 155.1      26%
     Retail and Distribution      59.2       75.1     (21%)
                               -------    -------
Total                          $ 254.9    $ 230.2      11%
                               =======    =======

New trailer units:                         (units)
     Manufacturing              11,100      9,200      21%
     Retail and Distribution     1,600      1,000      60%
                               -------    -------
Total                           12,700     10,200      25%
                               =======    =======

Used trailer units               1,900      3,300     (42%)
                               =======    =======

      Improving conditions in both the overall economy and the transportation industry drove a 21% increase in unit volume in the manufacturing segment. Average selling prices rose above the prior year period as material price increases were passed along to the end users.

      Second quarter 2004 sales in the retail and distribution segment were lower than the prior year period which included $21.0 million of sales associated with the aforementioned Assets Sales. A $12.1 million increase in new trailer sales caused by a 60% increase in units was offset by reductions in used trailer and parts sales. The decrease in used trailer sales results from constrained used equipment availability, as transportation companies retain equipment to meet requirements. The closing of four full service branches during 2003 resulted in slightly lower parts and service sales.

GROSS PROFIT

      Gross profit as a percent of sales was 14.4% compared to (1.7%) in the second quarter of 2003, which included a $28.5 million asset impairment charge taken on certain assets of our rental and leasing and aftermarket parts assets. As discussed below, both of the Company's segments contributed as follows (in millions):

                              Three Months Ended June 30,
                              ---------------------------
                               2004     2003      $Change
                              ------   -------    -------
Gross Profit by Segment:
   Manufacturing              $ 33.8   $  18.2    $  15.6
   Retail and Distribution       5.1     (22.3)      27.4
   Eliminations                 (2.3)      0.3       (2.6)
                              ------   -------    -------
Total Gross Profit            $ 36.6   $  (3.8)   $  40.4
                              ======   =======    =======

      The increase in the manufacturing segment's gross profit primarily resulted from: increased volume, $7.0 million; improved labor and overhead utilization, $6.0 million, reflecting the benefits of continuous improvement initiatives, reductions in cycle times, cost controls and a reduction in warranty costs. Raw material cost increases were essentially offset by increases in selling prices.

      Second quarter gross profit in the retail and distribution segment was higher than the prior year which included a $28.5 million asset impairment charge and $3.2 million of profit associated with the 2003 Asset Sales. The 2004 period includes $1.1 million of profit related to RoadRailer(R) bogies from our finance and leasing business.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses increased $1.4 million from the prior year. The 2004 period included $0.9 million in higher employee related costs and $0.6 million in increased technology costs. The 2003 period included a $1.4 million charge related to debt refinancing and benefited from a $1.0 million recovery of taxes..

SELLING EXPENSE

      Selling expense decreased $2.1 million to $3.9 million, compared to $6.0 million in the prior year due to the impact of the Asset Sales and the closing of 12 branch locations during the third quarter of 2003.

OTHER INCOME (EXPENSE)

      Interest expense totaled $2.8 million for the quarter; a decrease of $8.0 million from the prior year period due to lower effective interest rates resulting from the debt refinancings completed in the third quarter of 2003 and reduced average borrowings.

      The Company incurred a foreign exchange loss of $0.4 million in 2004 compared to a gain of $2.7 million in 2003, reflecting the parity of the US dollar compared to the Canadian dollar in 2004 versus a significant weakening of the US dollar relative to the Canadian dollar in the 2003 period.

INCOME TAXES

      The Company recognized income tax provision of $0.5 million related to Federal and State alternative minimum tax in the second quarter of 2004. No ordinary income tax provision was recognized in 2004 due to the utilization of net operating loss (NOL) carryforwards. No income tax provision was recognized in 2003. Because of uncertainty related to the realizability of NOLs in excess of those utilized, a full valuation allowance continues to be recorded against the related deferred tax assets at June 30, 2004.

SIX MONTHS ENDED JUNE 30, 2004

NET SALES

      Net sales increased $23.8 million compared to the 2003 period. The six months ended June 30, 2003 included $40.9 million of sales associated with the Asset Sales. By business segment, net external sales and related units sold were as follows:

                                Six Months Ended June 30,
                               ---------------------------
                                2004      2003     % Change
                               -------   -------   --------
                                      (in millions)
Sales by Segment:
     Manufacturing             $ 359.7   $ 299.6     20%
     Retail and Distribution     116.8     153.1    (24%)
                               -------   -------
Total                          $ 476.5   $ 452.7      5%
                               =======   =======
New trailer units:                        (units)
     Manufacturing              20,900    17,700     18%
     Retail and Distribution     3,100     2,100     48%
                               -------   -------
Total                           24,000    19,800     21%
                                ======   =======
Used trailer units               3,800     6,800    (44%)
                               =======   =======

      Improving conditions in both the overall economy and the transportation industry drove an 18% increase in unit volume in the manufacturing segment. To meet production requirements, we have increased headcount by approximately 500. Average selling prices were increased in an attempt to recoup increases in raw materials.

      The 2004 sales in the retail and distribution segment were lower than the prior year period which included $40.9 million of sales associated with the aforementioned Assets Sales. A $19.5 million increase in new trailer sales caused by a 48% increase in units was offset by reductions in used trailer and parts sales. The decrease in used trailer sales results from constrained used equipment availability, as transportation companies retain equipment to meet requirements

GROSS PROFIT

      Gross profit as a percent of sales was 12.5% compared to 4.3% for same period in 2003, which included a $28.5 million asset impairment charge taken on certain assets of our rental and leasing and aftermarket parts assets. As discussed below, both of the Company's segments contributed as follows (in millions):

                               Six Months Ended June 30,
                             ----------------------------
                              2004      2003      $ Change
                             ------    -------    --------
Gross Profit by Segment:
   Manufacturing             $ 54.0    $  34.7    $  19.3
   Retail and Distribution      8.1      (15.7)      23.8
   Eliminations                (2.3)       0.3       (2.6)
                             ------    -------    -------
Total Gross Profit           $ 59.8    $  19.3    $  40.5
                             ======    =======    =======

      The manufacturing segment's gross profit as a percentage of sales was 15.0% in 2004, a 3.4 percentage point increase from the prior year period. Average per trailer raw material costs, including the effects of product mix, increased approximately 4% from the prior period due to increases in our key raw materials - principally steel and wood, which we were able to partially offset through selling price increases. The shortfall from rising material costs was more than offset by the impact of higher volumes, the continued improvement in our labor and overhead utilization and a reduction in warranty expense.

      The 2004 gross profit in the retail and distribution segment was higher than the prior year. The first six months of 2003 included a $28.5 million asset impairment charge and $7.2 million of gross profit associated with the Asset Sales. The 2004 period includes $1.1 million of profit related to RoadRailer(R) bogies from our finance and leasing business.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses were comparable with the prior year. The 2004 period included $1.8 million in higher employee related costs and $1.4 million in increased technology costs. The 2003 period included $3.1 million in debt refinancing costs and $0.9 million in bad debt reserves related to our finance and leasing business, reduced in part by the recovery of $1.0 million in taxes.

SELLING EXPENSE

      Selling expense decreased $3.3 million to $7.6 million, compared to $10.9 million in the prior year due to the impact of the Asset Sales and the closing of 12 branch locations during the third quarter of 2003.

OTHER INCOME (EXPENSE)

      Interest expense totaled $5.7 million for the six months; a decrease of $13.2 million from the prior year period due to lower effective interest rates resulting from the debt refinancings completed in the third quarter of 2003 and reduced average borrowings.

      The Company incurred a foreign exchange loss of $0.5 million in 2004 compared to a gain of $5.6 million in 2003, reflecting the parity of the US dollar compared to the Canadian dollar in 2004 versus a significant weakening of the US dollar relative to the Canadian dollar in the 2003 period.

      Other, net for the six months ended June 30, 2004 includes gains on the sale of closed branch properties.

INCOME TAXES

      The Company recognized income tax provision of $0.5 million related to Federal and State alternative minimum tax in the second quarter of 2004. No ordinary tax provision was recognized in 2004 due to the utilization of net operating loss (NOL) carryforwards. No income tax expense was recognized in 2003. Because of uncertainty related to the realizability of NOLs in excess of those utilized, a full valuation allowance continues to be recorded against the related deferred tax assets at June 30, 2004.

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

      CASH FLOW

      Cash provided by operating activities amounted to $4.1 million, an improvement of $29.0 million from the prior year per period. The improvement is primarily attributable to a $15.3 million increase in cash flows from net income (adjusted for non-cash items) coupled with improved working capital management as follows:

      - Accounts receivables increased $28.0 million compared to $52.1 million in the second quarter of 2003. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 35 days at June 30, 2004, a decrease of three days over the prior year period.

      - Inventory increased $23.4 million from the prior year period. This increase is reflective of the increased production levels and the timing of customer pick-ups. Inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns, improved to approximately eight times, a 40% improvement from the prior year.

      - Accounts payable and accrued liabilities increased approximately $15.2 million in line with increased production as well as the Company no longer being subjected to vendor payment term restrictions that were in place in 2003.

      Investing activities provided $0.4 million, a decrease of $7.1 million from the prior year period resulting primarily from the Company's withdrawal from leasing and rental operations.

      Financing activities used $11.3 million during the period, $9.4 million in paydowns under its revolving credit facilities, and debt payments of $5.1 million, including $1.7 million from proceeds on the sale of closed branch properties, offset by $3.2 million from stock options exercised.

Capital Expenditures

      Capital spending amounted to $3.9 million thus far in 2004 and is anticipated to be approximately $10 million for the full year. Spending is focused on productivity improvement and capacity maintenance.

Outlook

      As of June 30, 2004, our liquidity position, cash on hand and available borrowing capacity amounted to approximately $72 million and debt and lease obligations, both on and off the balance sheet, amounted to approximately $223 million (including $10 million off-balance sheet). We expect that in 2004, Wabash will be able to generate sufficient cash flow from operations to fund working capital and capital spending requirements and to further reduce indebtedness. However, it is possible that we may not generate sufficient cash flow or secure additional funds for these purposes. Because we must use a portion of our cash from operations to pay our debt service obligations, our high level of debt means we have less funds available for working capital, capital spending requirements and other purposes than we would otherwise have. Further, we may be more highly leveraged than our competitors, which would be a competitive disadvantage in the event of a downturn in the general economic condition of our business.

OFF-BALANCE SHEET TRANSACTIONS

      As of June 30, 2004, we had approximately $10 million in off-balance sheet debt. We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter.

BACKLOG

      Orders that have been confirmed by the customer in writing and can be produced during the next 18 months are included in backlog. Orders that comprise the backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $330 million at June 30, 2004 compared to $190 million at March 31, 2004 and $200 million at December 31, 2003. The March backlog was impacted by the removal of orders totaling approximately $100 million which were required to be reaffirmed with customers due to our mid-March price increase announcement. We expect to complete the majority of our existing backlog orders within the next 12 months.

CUSTOMER CREDIT RISK

      We sublease certain highly specialized RoadRailer(R) equipment to Grupo Transportation Marititma Mexicana SA (TMM), who is experiencing financial difficulties. On August 5, 2004, TMM completed the restructuring its existing debt agreements. Customer payments, which have historically been timely, are currently behind schedule. The customer owes us $7.8 million secured by highly specialized RoadRailer(R) equipment, which due to the nature of the equipment, has a minimal recovery value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices, interest rates and foreign exchange rates. The following discussion provides additional detail regarding our exposure to these risks.

   a. COMMODITY PRICE RISKS

      We are exposed to fluctuation in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and virgin plastic pellets. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We may manage aluminum price changes by entering into fixed price contracts with our suppliers. As of June 30, 2004, we had outstanding purchase commitments of approximately $33.6 million through February 2005 for materials that will be used in the production process. Because we typically do not set prices for our products more than 45-90 days in advance of our commodity purchases, we can take into account the cost of the commodity in setting our prices for each order. To the extent that the we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.

   b. INTEREST RATES

      As of June 30, 2004, we had approximately $84 million of floating rate debt outstanding under our various financing agreements. A hypothetical 100 basis-point increase in the floating interest rate from the current level would correspond to approximately a $0.8 million increase in interest expense over a one-year period. This sensitivity analysis does not account for the change in our competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

   c. FOREIGN EXCHANGE RATES

      We are subject to fluctuations in the Canadian dollar exchange rate that impact intercompany transactions with our Canadian subsidiary, as well as U.S. denominated transactions between the Canadian subsidiaries and unrelated parties. A five cent change in the Canadian exchange rate would result in an approximately $0.5 million impact on results of operations. We have Canadian dollar foreign currency forward contracts in an effort to mitigate potential Canadian currency fluctuation impact on working capital requirements. As of June 30, 2004, we had outstanding $3.5 million in forward contracts to be settled in various increments over the next six months. The contracts are marked-to-market and not subject to hedge accounting. We do not hold or issue derivative financial instruments for speculative purposes.

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

      Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its annual meeting of stockholders on May 13, 2004, at which time the stockholders of the Company voted on the following two items:

      1. The election of six members of the Board of Directors of the Company.

      2. The approval of the Wabash National Corporation 2004 Stock Incentive Plan.

      The following nominees for directors were elected on the following votes:

      NOMINEES             FOR        WITHHOLD AUTHORITY TO VOTE
      --------             ---        --------------------------
David C. Burdakin       23,305,942            1,599,597
William P. Greubel      24,141,263              764,276
John T. Hackett         23,324,916            1,580,623
Martin C. Jischke       23,322,599            1,582,940
Ludvik F. Koci          23,332,083            1,573,456
Stephanie K. Kushner    24,624,296              281,243

The Wabash National Corporation 2004 Stock Incentive Plan was approved with the following vote:

      -     14,740,310 votes for approval

      -     6,918,608 votes against

      -     200,695 abstentions

      -     3,045,926 broker non-votes

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      10.19    2004 Stock Incentive Plan

      31.01    Certification of Principal Executive Officer

      31.02    Certification of Principal Financial Officer

      32.01 Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b)   Reports on Form 8-K:

      1. Form 8-K filed June 21, 2004 reporting under Item 5: Other Events and Required FD Disclosure and Item 7: Financial Statements, Pro Forma Financial Information and Exhibits.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  WABASH NATIONAL CORPORATION

       Date: August 9, 2004                 By:   /s/ Robert J. Smith
                                                  ------------------------------
                                                  Robert J. Smith
                                                  Vice President and Controller
                                                  (Principal Financial Officer)