Form 10-Q
period 2004-09-30
WABASH NATIONAL CORP /DE
filed 2004-10-27
CIK 879526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
[X]                   THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                                       OR
                 TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
[ ]                    THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ___________
                         COMMISSION FILE NUMBER: 1-10883

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

                                   YES [X] NO [ ]

The number of shares of common stock outstanding at October 22, 2004 was 27,352,368.

                           WABASH NATIONAL CORPORATION

                                      INDEX

                                    FORM 10-Q

                                                                                               Page
                                                                                               ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003        3

        Condensed Consolidated Statements of Operations for the Three and Nine Months
        Ended September 30, 2004 and 2003                                                        4

        Condensed Consolidated Statements of Cash Flows for the Nine Months
        Ended September 30, 2004 and 2003                                                        5

        Notes to Condensed Consolidated Financial Statements                                     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations   11

Item 3. Quantitative and Qualitative Disclosures about Market Risk                              19

Item 4. Controls and Procedures                                                                 19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                      20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                            20

Item 3.  Defaults upon Senior Securities                                                        20

Item 4.  Submission of Matters to a Vote of Security Holders                                    20

Item 5.  Other Information                                                                      20

Item 6.  Exhibits                                                                               25

         Signatures                                                                             26

                          WABASH NATIONAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                    September 30,   December 31,
                                                                                        2004           2003
                                                                                    -------------   ------------
                                                                                     (Unaudited)
                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                          $  14,832      $  12,552
   Accounts receivable, net                                                             134,041         66,641
   Current portion of finance contracts                                                   2,680          4,727
   Inventories                                                                          113,120         84,996
   Prepaid expenses and other                                                             7,400         10,249
                                                                                      ---------      ---------
         Total current assets                                                           272,073        179,165
PROPERTY, PLANT AND EQUIPMENT, net                                                      125,893        130,594

EQUIPMENT LEASED TO OTHERS, net                                                          15,354         21,187

FINANCE CONTRACTS, net of current portion                                                 3,785          6,155

GOODWILL, net                                                                            36,063         36,045

OTHER ASSETS                                                                             16,589         23,890
                                                                                      ---------      ---------
                                                                                      $ 469,757      $ 397,036
                                                                                      =========      =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                                               $   8,729      $   7,337
   Accounts payable                                                                      89,348         68,437
   Other accrued liabilities                                                             53,341         61,421
                                                                                      ---------      ---------
      Total current liabilities                                                         151,418        137,195
LONG-TERM DEBT, net of current maturities                                               234,234        219,979
OTHER NONCURRENT LIABILITIES AND CONTINGENCIES                                            9,476         17,700

STOCKHOLDERS' EQUITY:
   Preferred stock, 25,000,000 shares authorized, 0 shares issued and outstanding             -              -
   Common stock 75,000,000 shares authorized, $0.01 par value, 27,350,725
            and 26,849,257 shares issued and outstanding, respectively                      274            269
   Additional paid-in capital                                                           249,408        242,682
   Retained deficit                                                                    (175,087)      (220,502)
   Accumulated other comprehensive income                                                 1,313            992
   Treasury stock at cost, 59,600 common shares                                          (1,279)        (1,279)
                                                                                      ---------      ---------
            Total stockholders' equity                                                   74,629         22,162
                                                                                      ---------      ---------
                                                                                      $ 469,757      $ 397,036
                                                                                      =========      =========

            See Notes to Condensed Consolidated Financial Statements.

                           WABASH NATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                            Three Months                 Nine Months
                                                         Ended September 30,          Ended September 30,
                                                        ----------------------      ----------------------
                                                          2004          2003          2004          2003
                                                        --------      --------      --------      --------
NET SALES                                               $277,243      $215,450      $753,739      $668,189
COST OF SALES                                            240,321       198,438       657,060       603,366
LOSS ON ASSET IMPAIRMENT                                       -             -             -        28,500
                                                        --------      --------       -------      --------
   Gross profit                                           36,922        17,012        96,679        36,323
GENERAL AND ADMINISTRATIVE EXPENSES                       10,389        11,792        31,073        32,318
SELLING EXPENSES                                           3,775         4,627        11,401        15,555
                                                        --------      --------       -------      --------
   Income (loss) from operations                          22,758           593        54,205       (11,550)
OTHER INCOME (EXPENSE):
   Interest expense                                       (2,944)       (8,746)       (8,610)      (27,630)
   Foreign exchange gains and losses, net                    486          (271)          (59)        5,318
   Loss on debt extinguishment                                 -       (18,940)            -       (18,940)
   Other, net                                                414        (2,277)          798        (2,677)
                                                        --------      --------       -------      --------
   Income (loss) before income taxes                      20,714       (29,641)       46,334       (55,479)
INCOME TAX PROVISION                                         420             -           919             -
                                                        --------      --------       -------      --------
   Net income (loss)                                      20,294       (29,641)       45,415       (55,479)
PREFERRED STOCK DIVIDENDS                                      -           264             -           792
                                                        --------      --------       -------      --------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS     $ 20,294      $(29,905)      $45,415      $(56,271)
                                                        ========      ========       =======      ========
BASIC NET INCOME (LOSS) PER SHARE                       $   0.74      $  (1.16)      $  1.67      $  (2.19)
                                                        ========      ========       =======      ========
DILUTED NET INCOME (LOSS) PER SHARE                     $   0.62      $  (1.16)      $  1.42      $  (2.19)
                                                        ========      ========       =======      ========
COMPREHENSIVE INCOME (LOSS)
   Net income (loss)                                    $ 20,294      $(29,641)     $ 45,415      $(55,479)
   Foreign currency translation adjustment                 1,143          (208)          321           236
                                                        --------      --------       -------      --------
NET COMPREHENSIVE INCOME (LOSS)                         $ 21,437      $(29,849)     $ 45,736      $(55,243)
                                                        ========      ========      ========      ========

            See Notes to Condensed Consolidated Financial Statements.

                           WABASH NATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                                 Nine Months
                                                                                                             Ended September 30,
                                                                                                          --------------------------
                                                                                                             2004          2003
                                                                                                          ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                                      $  45,415      $ (55,479)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                                          14,745         19,115
      Net (gain) loss on the sale of assets                                                                    (405)           652
      Provision for losses on accounts receivable and finance contracts                                         (30)         1,011
      Cash used for restructuring activities                                                                 (2,993)          (229)
      Trailer valuation charges                                                                                 415          2,261
      Loss on debt extinguishment                                                                                 -         18,940
      Loss on asset impairment                                                                                    -         28,500
      Changes in operating assets and liabilities:
         Accounts receivable                                                                                (67,370)       (53,771)
         Inventories                                                                                        (26,989)        22,732
         Refundable income taxes                                                                                 72            921
         Prepaid expenses and other                                                                           1,202          4,328
         Accounts payable and accrued liabilities                                                            15,844          7,630
         Other, net                                                                                           1,145          1,526
                                                                                                          ---------      ---------
            Net cash used in operating activities                                                           (18,949)        (1,863)
                                                                                                          ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                                      (5,760)        (3,747)
   Proceeds from asset sales                                                                                      -         53,479
   Proceeds from sale of leased equipment and finance contracts                                                   -          5,305
   Principal payments received on finance contracts                                                           4,039          5,969
   Proceeds from the sale of property, plant and equipment                                                    2,116          1,762
                                                                                                          ---------      ---------
            Net cash provided by investing activities                                                           395         62,768
                                                                                                          ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of bank term loan and revolving credit facility                                         -        135,309
   Proceeds from issuance of convertible senior notes                                                             -        125,000
   Proceeds from exercise of stock options                                                                    5,187          1,687
   Borrowings under trade receivables and revolving credit facilities                                       534,916        109,618
   Payments under trade receivables and revolving credit facilities                                        (511,999)      (109,618)
   Payments under long-term debt and capital lease obligations                                               (7,270)      (344,322)
   Preferred stock dividends                                                                                      -         (1,584)
   Debt issuance costs paid                                                                                       -        (10,077)
                                                                                                          ---------      ---------
            Net cash provided by (used in) financing activities                                              20,834        (93,987)
                                                                                                          ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                          2,280        (33,082)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                             12,552         35,659
                                                                                                          ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                                $  14,832      $   2,577
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

      During the period ended September 30, 2004, there were no accounting pronouncements issued that would have an affect on the Company's financial position, results of operations, or cash flow.

2. INVENTORIES

      Inventories consisted of the following (in thousands):

                                      September 30,     December 31,
                                          2004             2003
                                      ------------      -----------
Raw material and components             $ 35,977         $ 24,189
Work in process                            4,912            4,364
Finished goods                            53,294           38,198
After-market parts                         6,210            5,953
Used trailers                             12,727           12,292
                                        --------         --------
                                        $113,120         $ 84,996
                                        ========         ========

3. RESTRUCTURING AND OTHER RELATED CHARGES

      In connection with the Company's exit from manufacturing product for export outside the North American market, international leasing and financing activities and the consolidation of certain domestic operations in 2000, charges totaling $48.2 million were recorded, of which $47.9 million has been utilized. During the third quarter of 2004, the Company reached a final settlement of $1.8 million related to certain of its financial and equipment guarantee obligations. At September 30, 2004, the remaining reserve balance amounted to $0.3 million.

4. DEBT

      The Company has $125 million of 3.25% senior unsecured convertible notes (Convertible Notes) due August 1, 2008, which are convertible into approximately
6.5 million shares of the Company's stock. The notes have a conversion price of $19.20 or a rate of 52.0833 shares per $1,000 principal amount of notes. Interest is payable semi-annually on February 1 and August 1.

      The Company has an asset-based loan facility (ABL Facility) due September 23, 2006 that includes a $31.7 million term loan and a $175 million revolver. The revolver is secured by inventory and accounts receivable and the amount available to borrow varies in relation to the balances of those accounts. As of September 30, 2004, borrowing capacity under the revolver was $148.4 million, of which $83.3 million was outstanding. Interest on the revolver is at the London Interbank Offer Rate (LIBOR) plus 225 basis points, or the bank's prime rate plus 25 basis points. At September 30, 2004, the 30-day LIBOR rate was 1.8401%. The Company pays a commitment fee on the unused portion of the facility at a rate of 37.5 basis points per annum. For the quarter ended September 30, 2004, the weighted average interest rate was 4.43%.

      The term loan is secured by the Company's property, plant and equipment. Interest is variable, based on LIBOR plus 225 basis points, or the bank's prime rate plus 25 basis points. For the quarter ended September 30, 2004, the weighted average interest rate was 4.32%. Quarterly principal payments of $1.7 million commenced on January 1, 2004.

      On September 29, 2004, the Company amended its ABL Facility. Most notably, the amendment lowered the Company's interest rate by 25 basis points and up to 100 basis points depending upon the Company's fixed charge coverage ratio, eliminated the requirement to make excess cash flow payments beginning in April 2005 and increased capital expenditure limits from $15 million to $20 million in 2005. There were no changes in the maturity date or scheduled payments under the ABL Facility.

      The ABL Facility agreement contains covenants that require, among other things, minimum fixed charge coverage and maximum senior debt to EBITDA coverage. Also, the agreement places limits on capital expenditures and additional borrowings. As of September 30, 2004, the Company was in compliance with all loan covenants.

      Scheduled maturities for the remainder of 2004 and future years are as follows (in thousands):

                     2004         $     2,182
                     2005               8,729
                     2006             107,052
                     2007                   -
                     2008             125,000
                                  -----------
                                      242,963
Less: Current maturities               (8,729)
                                  -----------
                                  $   234,234
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

                                                                        Three Months Ended            Nine Months Ended
                                                                            September 30,                September 30,
                                                                      ------------------------    ------------------------
                                                                         2004          2003          2004          2003
                                                                      ----------    ----------    ----------    ----------
(in thousands, except for per share amounts)
Reported net income (loss)                                            $   20,294    $  (29,641)   $   45,415    $  (55,479)
Pro forma stock-based compensation expense (net of tax)                     (588)         (748)       (1,710)       (1,985)
                                                                      ----------    ----------    ----------    ----------
Proforma net income (loss)                                            $   19,706    $  (30,389)   $   43,705    $  (57,464)
                                                                      ==========    ==========    ==========    ==========

Basic earnings per share:
  Reported net income (loss) per share                                $     0.74    $    (1.16)   $     1.67    $    (2.19)
  Proforma stock-based compensation expense (net of tax) per share         (0.02)        (0.03)        (0.06)        (0.07)
                                                                      ----------    ----------    ----------    ----------
  Pro forma net income (loss) per share                               $     0.72    $    (1.19)   $     1.61    $    (2.26)
                                                                      ==========    ==========    ==========    ==========

Diluted earnings per share:
  Reported net income (loss) per share                                $     0.62    $    (1.16)   $     1.42    $    (2.19)
  Pro forma stock-based compensation expense (net of tax) per share        (0.02)        (0.03)        (0.05)        (0.07)
                                                                      ----------    ----------    ----------    ----------
  Pro forma net income (loss) per share                               $     0.60    $    (1.19)   $     1.37    $    (2.26)
                                                                      ==========    ==========    ==========    ==========

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


      On September 28, 2004, the Company entered a plea to two misdemeanor violations of the Clean Water Act and agreed to pay a $0.4 million fine pursuant to a plea agreement. In addition, the Company and the United States Environmental Protection Agency (EPA) have concluded negotiations regarding the terms and conditions of a compliance agreement that involves environmental training, auditing and similar activities by the Company. The compliance agreement is currently awaiting signature by the EPA. The Company does not believe that the entering into of the compliance agreement will have a material adverse impact on the results or operations of the Company.

7. NET INCOME PER SHARE

      Per share results have been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts (in thousands, except per share amounts):

                                                                Three Months Ended    Nine Months Ended
                                                                   September 30,         September 30,
                                                                ------------------    ------------------
                                                                 2004       2003       2004       2003
                                                                -------   --------    -------   --------
Basic earnings (loss) per share:
  Net income (loss). applicable to common stockholders          $20,294   $(29,905)   $45,415   $(56,271)
                                                                =======   ========    =======   ========
  Weighted average common shares outstanding                     27,314     25,802     27,150     25,721
                                                                =======   ========    =======   ========
  Basic income (loss) per share                                 $  0.74   $  (1.16)   $  1.67   $  (2.19)
                                                                =======   ========    =======   ========

Diluted earnings (loss) per share:
  Net income (loss) applicable to common stockholders           $20,294   $(29,905)   $45,415   $(56,271)
  After-tax equivalent of interest on convertible notes           1,210          -      3,618          -
                                                                -------   --------    -------   --------
  Diluted net income (loss) applicable to common stockholders   $21,504   $(29,905)   $49,033   $(56,271)
                                                                =======   ========    =======   ========

  Weighted average common shares outstanding                     27,314     25,802     27,150     25,721
  Dilutive stock options/shares                                     721          -        870          -
  Convertible notes equivalent shares                             6,510          -      6,510          -
                                                                -------   --------    -------   --------
  Diluted weighted average common shares outstanding             34,545     25,802     34,530     25,721
                                                                =======   ========    =======   ========
  Diluted income (loss) per share                               $  0.62   $  (1.16)   $  1.42   $  (2.19)
                                                                =======   ========    =======   ========

      The 2003 diluted weighted average shares outstanding excluded the antidilutive effects of preferred stock convertible into 823,200 shares, and 356,787 shares and 179,671 shares of stock options for the three and nine months, respectively.

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

      Reportable segment information is as follows (in thousands):

                                                            Retail and                         Consolidated
                                          Manufacturing    Distribution      Eliminations         Totals
                                          -------------    ------------      ------------      ------------
THREE MONTHS ENDED SEPTEMBER 30, 2004
Net Sales
   External customers                        $215,522        $  61,721         $       -         $ 277,243
   Intersegment sales                          24,849                -           (24,849)                -
                                             --------        ---------         --------          ---------
Total Net Sales                              $240,371        $  61,721         $ (24,849)        $ 277,243
                                             ========        =========         =========         =========
Income (Loss) from Operations                $ 20,599        $     509         $   1,650         $  22,758
Assets                                       $444,988        $ 187,165         $(162,396)        $ 469,757

THREE MONTHS ENDED SEPTEMBER 30, 2003
Net Sales
   External customers                        $147,093        $  68,357         $       -         $ 215,450
   Intersegment sales                           5,707              265            (5,972)                -
                                             --------        ---------         --------          ---------
Total Net Sales                              $152,800        $  68,622         $  (5,972)        $ 215,450
                                             ========        =========         =========         =========
Income (Loss) from Operations                $  2,387        $  (1,815)        $      21         $     593
Assets                                       $393,449        $ 216,407         $(161,879)        $ 447,977

NINE MONTHS ENDED SEPTEMBER 30, 2004
Net Sales
   External customers                        $575,266        $ 178,473         $       -         $ 753,739
   Intersegment sales                          81,140            1,975           (83,115)                -
                                             --------        ---------         --------          ---------
Total Net Sales                              $656,406        $ 180,448         $ (83,115)        $ 753,739
                                             ========        =========         =========         =========
Income (Loss) from Operations                $ 56,402        $  (1,547)        $    (650)        $  54,205
Assets                                       $444,988        $ 187,165         $(162,396)        $ 469,757

NINE MONTHS ENDED SEPTEMBER 30, 2003
Net Sales
   External customers                        $446,714        $ 221,475         $       -         $ 668,189
   Intersegment sales                          40,226              878           (41,104)                -
                                             --------        ---------         --------          ---------
Total Net Sales                              $486,940        $ 222,353         $ (41,104)        $ 668,189
                                             ========        =========         =========         =========
Income (Loss) from Operations                $ 21,202        $ (33,072)        $     320         $ (11,550)
Assets                                       $393,449        $ 216,407         $(161,879)        $ 447,977

Product Information

      The Company offers products primarily in three categories: new trailers, used trailers and parts and service. Other sales include leasing revenues, interest income from finance contracts and freight. The following table sets forth the major product categories and their percentage of total net sales (dollars in thousands):

                   Three Months Ended September 30,    Nine Months Ended September 30,
                  ---------------------------------   ---------------------------------
                        2004              2003              2004              2003
                  ---------------   ---------------   ---------------   ---------------
                     $        %        $        %        $        %        $        %
                  -------   -----   -------   -----   -------   -----   -------   -----
New Trailers      243,047    87.7   162,374    75.4   657,571    87.2   499,813    74.8
Used Trailers      14,485     5.2    16,514     7.7    40,963     5.5    53,273     8.0
Parts & Service    15,654     5.6    27,071    12.6    43,988     5.8    85,805    12.8
Other               4,057     1.5     9,491     4.3    11,217     1.5    29,298     4.4
                  -------   -----   -------   -----   -------   -----   -------   -----
Total Net Sales   277,243   100.0   215,450   100.0   753,739   100.0   668,189   100.0
                  =======   =====   =======   =====   =======   =====   =======   =====

9. RECENT DEVELOPMENT

      On October 12, 2004, the Company filed a registration statement with the Securities and Exchange Commission in connection with its plan to sell up to 3,000,000 shares of common stock through an underwritten public offering to be managed by Merrill Lynch & Co., Bear, Stearns & Co. Inc. and BB&T Capital Markets. In addition, the Company may sell up to 450,000 shares to cover an underwriters over-allotment option. The Company intends to use all of the net proceeds from this public offering to repay a portion of its outstanding secured bank indebtedness.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "anticipate," and "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, information regarding revenues, income or loss, capital expenditures, acquisitions, number of retail branch openings, plans for future operations, financing needs or plans, the impact of inflation and plans relating to services of the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Statements in this report, including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences.

      Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed elsewhere herein, including, but not limited to, Item 5 of Part II hereof.

RESULTS OF OPERATIONS

      The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                                                     Percentage of Net Sales
                                                    ----------------------------------------------------------
                                                         Three Months Ended                Nine Months Ended
                                                           September 30,                     September 30,
                                                    ------------------------              --------------------
                                                    2004               2003               2004           2003
                                                    ----               ----               ----           ----
Net sales                                           100.0%             100.0%             100.0%         100.0%
Cost of sales                                        86.7               92.1               87.2           90.3
Loss on asset impairment                                -                  -                  -            4.3
                                                    -----              -----              -----          -----
   Gross profit                                      13.3                7.9               12.8            5.4

General and administrative expense                    3.7                5.5                4.1            4.8
Selling expense                                       1.4                2.1                1.5            2.3
                                                    -----              -----              -----          -----
  Income (loss) from operations                       8.2                0.3                7.2           (1.7)

Interest expense                                     (1.1)              (4.1)              (1.1)          (4.1)
Foreign exchange gains and losses, net                0.2               (0.1)                 -            0.8
Loss on debt extinguishment                             -               (8.8)                 -           (2.8)
Other, net                                            0.2               (1.1)                 -           (0.5)
                                                    -----              -----              -----          -----
   Income (loss) before income taxes                  7.5              (13.8)               6.1           (8.3)

Income tax provision                                  0.2                  -                0.1              -
                                                    -----              -----              -----          -----
   Net income (loss)                                  7.3%             (13.8)%              6.0%          (8.3)%
                                                    =====              =====              =====          =====

      The industry recovery that began in 2003 continued into the third quarter of 2004 and it is expected to continue over the balance of the year as production of trailers is anticipated to increase from approximately 183,000 units to approximately 230,000 units in 2004 according to ACT Research Company, LLC estimates. The expansion in production is predicated on a number of factors including improving general economic conditions and pent-up trucking industry demand for replacement units as the average age of trailer fleets increases. Regulations regarding driver hours (hours of service) that became effective January 2004 have had limited impact on business to date.

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

      We believe that Wabash is well positioned to benefit from any increased demand for trailers because of the improvements that have been made over the last three years. As a result of our continuous improvement initiatives, we have reduced our total cost of producing a trailer and effectively increased production capacity. Additionally, we have become more efficient in the use of working capital. Since January 2004, we have experienced significant price volatility in our principal raw materials: steel, aluminum and timber. More recently, availability of raw materials due to supplier capacity constraints and a constrained distribution system have become a more serious concern. We have experienced some intermittent shortages that we have been able to manage through. We expect the trend of rising material prices and constrained availability will continue near term. We believe that our long-term relationships with suppliers have been advantageous in mitigating raw material issues. We responded to increased raw material costs by implementing price increases on new trailers in March 2004 ranging from 4.5% to 6%, as contract terms allow. We continue to pass on raw material increases as competitive conditions allow.

While we have experienced some nominal order cancellations and postponements, we do not anticipate any significant impact on our overall market share.

THREE MONTHS ENDED SEPTEMBER 30, 2004

NET SALES

      Net sales increased $61.7 million from the third quarter 2003, which included $18.0 million of sales associated with certain assets of our trailer rental and leasing and aftermarket parts distribution businesses which were sold in September 2003 (Asset Sales). By business segment, net sales to external customers and related units sold were as follows (in millions):

                                              Three Months Ended September 30,
                                          ---------------------------------------
                                            2004             2003        % Change
                                          --------         --------      --------
Sales by segment:
   Manufacturing                          $  215.5         $  147.1          46%
   Retail and Distribution                    61.7             68.4         (10%)
                                          --------         --------
Total                                     $  277.2         $  215.5          29%
                                          ========         ========
New trailer units:
   Manufacturing                            12,100            8,900          36%
   Retail and Distribution                   1,600            1,000          60%
                                          --------         --------
Total                                       13,700            9,900          38%
                                          ========         ========
Used trailer  units                          1,700            3,100         (45%)
                                          ========         ========

      Improving conditions in both the overall economy and the transportation industry drove a 36% increase in unit volume in the manufacturing segment. Average selling prices increased approximately 7.5% from the prior year period as material price increases were passed along to the end users.

      Third quarter 2004 sales in the retail and distribution segment were lower than the prior year period which included $18.0 million of sales associated with the aforementioned Assets Sales. The 2004 period saw a 60% increase in new trailer unit sales equal to $14.9 million in sales offset in part by reductions in used trailer sales. The decrease in used trailer sales resulted from constrained used equipment availability, as transportation companies retain equipment to meet requirements. Branch parts and service sales increased $1.2 million despite the closing of four full service branches during 2003.

GROSS PROFIT

      Gross profit as a percent of sales was 13.3% in the third quarter of 2004 compared to 7.9% in the 2003 period. As discussed below, both of our segments contributed as follows (in millions):

                                               Three Months Ended September 30,
                                          -----------------------------------------
                                            2004            2003           $ Change
                                          --------         --------        --------
Gross Profit by segment:
   Manufacturing                          $   30.1         $   10.9        $  19.2
   Retail and Distribution                     5.2              6.1           (0.9)
   Eliminations                                1.6                -            1.6
                                          --------         --------        -------
Total Gross Profit                        $   36.9         $   17.0        $  19.9
                                          ========         ========        =======

      The increase in the manufacturing segment's gross profit primarily resulted from increased volume of $6.3 million and improved labor and overhead utilization of $10.6 million, reflecting the benefits of continuous improvement initiatives, reductions in cycle times and cost controls. Raw material cost increases were essentially offset by increases in selling prices.

      Gross profit in the retail and distribution segment in 2004 benefited from increased new trailer sales, improved margins on used trailers and higher parts and service sales. The 2003 period included $3.2 million of profit associated with the Asset Sales.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses during the third quarter of 2004 decreased $1.4 million from the 2003 period. The 2004 period included $0.6 million in increased technology costs and $0.4 million in higher employee related costs. The 2003 period included a charge of $0.9 million related to branch closings, $0.6 million in legal reserves and $0.6 million in costs from operations affected by the Asset Sales.

SELLING EXPENSE

      Selling expenses decreased $0.8 million to $3.8 million for the third quarter of 2004, compared to $4.6 million in the prior year period due to the impact of the Asset Sales and the closing of 12 branch locations during the third quarter of 2003.

OTHER INCOME (EXPENSE)

      Interest expense totaled $2.9 million for the 2004 quarter; a decrease of $5.8 million from the prior year period due to lower effective interest rates resulting from the debt refinancings completed in the third quarter of 2003 and reduced average borrowings.

      We recorded a foreign exchange gain of $0.5 million in the 2004 quarter compared to a loss of $0.3 million in the 2003 period, reflecting the relative weakness of the US dollar compared to the Canadian dollar in the 2004 quarter.

      Loss on debt extinguishment in 2003 of $18.9 million represents the additional costs associated with the early extinguishment of the Company's Senior Series Notes and Bank Debt.

      Other, net was income of $0.4 million for the three months ended September 30, 2004, compared to an expense of $2.3 million for the 2003 period. The 2003 expense included a $1.0 million loss on the sale of certain assets.

INCOME TAXES

      We recognized income tax provision of $0.4 million related to Federal and State alternative minimum tax in the third quarter of 2004. No ordinary income tax provision was recognized in 2004 due to the utilization of net operating loss (NOL) carryforwards. No income tax provision was recognized in 2003. Because of uncertainty related to the realizability of NOLs in excess of those utilized, a full valuation allowance continues to be recorded against the related deferred tax assets at September 30, 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2004

NET SALES

      Net sales increased $85.5 million compared to the 2003 period. The nine months ended September 30, 2003 included $58.9 million of sales associated with the Asset Sales. By business segment, net sales to external customers and related units sold were as follows (in millions):

                                       Nine Months Ended September 30,
                                   --------------------------------------
                                   2004             2003          % Change
                                   ----             ----          --------
Net Sales by segment:
   Manufacturing                  $  575.2        $  446.7              29%
   Retail and Distribution           178.5           221.5             (19%)
                                  --------        --------
Total                             $  753.7        $  668.2              13%
                                  ========        ========
New trailer units:
   Manufacturing                    32,800          26,600              23%
   Retail and Distribution           4,700           3,100              52%
                                  --------        --------
Total                               37,500          29,700              26%
                                  ========        ========
Used trailer  units                  5,500           9,900             (44%)
                                  ========        ========

      Improving conditions in both the overall economy and the transportation industry drove a 23% increase in unit volume in the manufacturing segment. To meet production requirements, we have increased headcount by approximately 400. Average selling prices increased approximately 4.2% from the prior year period primarily reflecting increases in raw materials.

      The 2004 sales in the retail and distribution segment were lower than the prior year period which included $58.9 million of sales associated with the aforementioned Assets Sales. A $34.5 million increase in new trailer sales caused by a 52% increase in units was offset by reductions in used trailer. The decrease in used trailer sales resulted from constrained used equipment availability, as transportation companies retain equipment to meet requirements. Branch parts and services sales were flat despite closing four full service locations in 2003.

GROSS PROFIT

      Gross profit as a percent of sales was 12.8% for the nine months ended September 30, 2004 compared to 5.4% for same period in 2003, which included a $28.5 million asset impairment charge taken on certain assets of our rental and leasing and aftermarket parts assets. As discussed below, both of our segments contributed as follows (in millions):

                                              Nine Months Ended September 30,
                                          ---------------------------------------
                                            2004           2003          $ Change
                                          --------        -------        --------
Gross Profit (loss) by segment:
   Manufacturing                          $   84.1        $  45.6         $ 38.5
   Retail and Distribution                    13.2           (9.6)          22.8
   Eliminations                               (0.6)           0.3           (0.9)
                                          --------        -------         ------
Total Gross Profit                        $   96.7        $  36.3         $ 60.4
                                          ========        =======         ======

      The manufacturing segment's gross profit as a percentage of sales was 14.6% in 2004, a 4.4 percentage point increase from the prior year period. Average per trailer raw material costs, including the effects of product mix, increased approximately 8% from the prior period due to increases in our key raw materials - principally steel and wood, which we were able to partially offset through selling price increases. The shortfall from rising material costs was more than offset by the impact of higher volumes of $16.3 million, the continued improvement in our labor and overhead utilization of $20.0 million and a reduction in warranty expense.

      The 2004 gross profit in the retail and distribution segment was higher than the prior year. The first nine months of 2003 included a $28.5 million asset impairment charge and $10.3 million of gross profit associated with the Asset Sales. Gross profit in 2004 was positively impacted by higher new trailer volumes and margins and improved used trailer margins, offset by continued constraints on used trailer volumes. The 2004 period includes $1.1 million of profit related to RoadRailer(R) bogies from our finance and leasing business.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses for the nine months ended September 30, 2004 decreased $1.2 million from the prior year. The 2004 period included $2.8 million in higher employee related costs and $2.0 million in increased technology costs. The 2003 period included $2.6 million in debt refinancing costs, $2.0 million in costs from operations affected by the Asset Sales, $1.1 million in bad debt reserves related to our finance and leasing business, and $0.9 million related to branch closings, reduced in part by the recovery of $1.0 million in taxes.

SELLING EXPENSE

      Selling expense decreased $4.2 million to $11.4 million in the first nine months of 2004, compared to $15.6 million in the prior year period due to the impact of the Asset Sales and the closing of 12 branch locations during the third quarter of 2003.

OTHER INCOME (EXPENSE)

      Interest expense totaled $8.6 million for the nine months; a decrease of $19.0 million from the prior year period due to lower effective interest rates resulting from the debt refinancings completed in the third quarter of 2003 and reduced average borrowings.

      We incurred a foreign exchange loss of $0.1 million in the first nine months of 2004 compared to a gain of $5.3 million in the same period of 2003, reflecting the parity of the US dollar compared to the Canadian dollar in 2004 versus a significant weakening of the US dollar relative to the Canadian dollar in the first six months of 2003.

      Loss on debt extinguishment of $18.9 million in 2003 represents the additional costs associated with the early extinguishment of the Company's Senior Series Notes and Bank Debt.

      Other, net was income of $0.8 million for the nine months ended September 30, 2004, compared to an expense of $2.7 million for the 2003 period. The 2004 income includes gains on the sale of closed branch properties. The 2003 expense included a $1.3 million charge for the settlement of a legacy RoadRailer(R) transaction and a $1.0 million loss on the sale of certain assets.

INCOME TAXES

      We recognized income tax provision of $0.9 million related to Federal and State alternative minimum tax in the first nine months of 2004. No ordinary tax provision was recognized in 2004 due to the utilization of net operating loss
(NOL) carryforwards. No income tax expense was recognized in 2003. Because of uncertainty related to the realizability of NOLs in excess of those utilized, a full valuation allowance continues to be recorded against the related deferred tax assets at September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE

      Our capital structure is primarily supported by debt as a result of the significant losses incurred during the years 2000 through 2003. Due to our financial and operational restructuring and the significant improvements in manufacturing made over the last two to three years, we were able to stabilize our financial footing. Our objective is to generate operating cash flows sufficient to satisfy normal requirements for working capital and capital expenditures and to better balance the mix of debt and equity in our capital structure.

EQUITY OFFERING

      On October 12, 2004, we filed a registration statement with the Securities and Exchange Commission in connection with our plan to sell up to 3,000,000 shares of common stock through an underwritten public offering to be managed by Merrill Lynch & Co., Bear, Stearns & Co. Inc. and BB&T Capital Markets. In addition, we may sell up to 450,000 shares to cover an underwriters over-allotment option. We intend to use all of the net proceeds from this public offering to repay a portion of our outstanding secured bank indebtedness.

DEBT AMENDMENT

      On September 29, 2004, we amended our ABL Facility. Most notably, the amendment lowered our interest rate by 25 basis points and up to 100 basis points depending upon our fixed charge coverage ratio, eliminated the requirement to make excess cash flow payments beginning in April 2005 and increased capital expenditure limits from $15 million to $20 million in 2005. There were no changes in the maturity date or scheduled payments under the ABL Facility.

CASH FLOW

      Operating activities consumed $18.9 million in cash for the nine months ended September 30, 2004 compared to $1.9 million in the prior year period. Improved cash flows from net income (adjusted for non-cash items) of $45.1 million was not sufficient to fund increased working capital requirements as outlined below.

      - Accounts receivables increased $67.4 million during the first nine months of 2004 compared to $53.8 million in the comparable quarter of 2003 period. Accounts receivables were primarily impacted by an increase in days sales outstanding. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 45 days at September 30, 2004, which was up 10 days compared to the prior year period.

      - Inventory increased $27.0 million during the first nine months of 2004 compared to decreasing $22.7 million in the comparable period of 2003. This increase is reflective of the increased production levels, greater safety stock, increased raw material costs and the timing of customer pick-ups. The 2003 period was positively impacted by reductions in new and used trailer inventories. Inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns, improved to approximately eight times, a 35% improvement from the prior year.

      - Accounts payable and accrued liabilities increased approximately $8.2 million over the prior year in line with increased production as well as the Company no longer being subjected to vendor payment term restrictions that were in place in 2003.

      Investing activities provided $0.4 million for the nine months ended September 30, 2004, a decrease of $62.4 million from the prior year period resulting primarily from proceeds of $58.8 million from the sale of assets.

      Financing activities provided $20.8 million during the nine months ended September 30, 2004 resulting from $22.9 million in borrowings under its revolving credit facilities to fund working capital requirements and $5.2 million from stock options exercised, offset by debt payments of $7.3 million, including $1.7 million from proceeds on the sale of closed branch properties.

Capital Expenditures

      Capital spending amounted to $5.8 million thus far in 2004 and is anticipated to be approximately $10 million for the full year. Spending is focused on productivity improvement and capacity maintenance.

Outlook

      As of September 30, 2004, our liquidity position, cash on hand and available borrowing capacity amounted to approximately $79.8 million and debt and lease obligations, both on and off the balance sheet, amounted to approximately $252 million (including $9 million off-balance sheet). We expect that in 2004, Wabash will be able to generate sufficient cash flow from operations to fund working capital and capital spending requirements and to further reduce indebtedness. However, it is possible that we may not generate sufficient cash flow or secure additional funds for these purposes. Because we must use a portion of our cash from operations to pay our debt service obligations, our high level of debt means we have less funds available for working capital, capital spending requirements and other purposes than we would otherwise have. Further, we may be more highly leveraged than our competitors, which would be a competitive disadvantage in the event of a downturn in the general economic condition of our business.

OFF-BALANCE SHEET TRANSACTIONS

      As of September 30, 2004, we had approximately $9 million in off-balance sheet debt. We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter.

BACKLOG

      Orders that have been confirmed by the customer in writing and can be produced during the next 18 months are included in backlog. Orders that comprise the backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $283 million at September 30, 2004 compared to $200 million at December 31, 2003. We expect to complete the majority of our existing backlog orders within the next 12 months.

CUSTOMER CREDIT RISK

      We sublease certain highly specialized RoadRailer(R) equipment to Grupo Transportation Marititma Mexicana SA (TMM), who is experiencing financial difficulties. On August 5, 2004, TMM completed the restructuring of its existing debt agreements. Customer payments, which have historically been timely, are behind schedule. The customer owes us $7.4 million secured by highly specialized RoadRailer(R) equipment, which due to the nature of the equipment, has a minimal recovery value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices, interest rates and foreign exchange rates. The following discussion provides additional detail regarding our exposure to these risks.

   a. COMMODITY PRICE RISKS

      We are exposed to fluctuation in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and virgin plastic pellets. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We may manage aluminum price changes by entering into fixed price contracts with our suppliers. As of September 30, 2004, we had outstanding purchase commitments of approximately $42.2 million through December 2005 for materials that will be used in the production process. Because we typically do not set prices for our products more than 45-90 days in advance of our commodity purchases, we can take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.

   b. INTEREST RATES

      As of September 30, 2004, we had approximately $115 million of floating rate debt outstanding under our various financing agreements. A hypothetical 100 basis-point increase in the floating interest rate from the current level would correspond to approximately a $1.1 million increase in interest expense over a one-year period. This sensitivity analysis does not account for the change in our competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

   c. FOREIGN EXCHANGE RATES

      We are subject to fluctuations in the Canadian dollar exchange rate that impact intercompany transactions with our Canadian subsidiary, as well as U.S. denominated transactions between the Canadian subsidiaries and unrelated parties. A five cent change in the Canadian exchange rate would result in an approximately $0.7 million impact on results of operations. We have Canadian dollar foreign currency forward contracts in an effort to mitigate potential Canadian currency fluctuation impact on working capital requirements. As of September 30, 2004, we had outstanding $2.8 million in forward contracts to be settled in various increments over the next five months. The contracts are marked-to-market and not subject to hedge accounting. We do not hold or issue derivative financial instruments for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

      The principal executive officer and principal financial officer of the Company have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

      Since the Evaluation Date, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On September 28, 2004, the Company entered a plea to two misdemeanor violations of the Clean Water Act and agreed to pay a $0.4 million fine pursuant to a plea agreement. In addition, the Company and the United States Environmental Protection Agency (EPA) have concluded negotiations regarding the terms and conditions of a compliance agreement that involves environmental training, auditing and similar activities by the Company. The compliance agreement is currently awaiting signature by the EPA. The Company does not believe that the entering into of the compliance agreement will have a material adverse impact on the results or operations of the Company.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

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

RISKS RELATED TO OUR BUSINESS, STRATEGY AND OPERATIONS

WE HAVE GENERATED SIGNIFICANT LOSSES IN RECENT PERIODS.

      We incurred significant net losses during the last three years. While in the first nine months of 2004, ended September 30, 2004, we reported net income of $45.4 million, we have reported net losses of $232.2 million, $56.2 million and $57.2 million for the years ended December 31, 2001, 2002 and 2003, respectively. Our ability to achieve and sustain profitability in the future will depend on the successful continued implementation of measures to reduce costs and achieve sales goals. While we have taken steps to lower operating costs and reduce interest expense, and have seen our sales improve in recent periods, we cannot assure you that our cost-reduction measures will be successful, sales will be sustained or increased or that we will achieve a sustained return to profitability.

OUR INVENTORIES ARE NOT MANAGED BY PERPETUAL INVENTORY CONTROL SYSTEMS.

      The systems and processes we use to manage and value our inventories require significant manual intervention and the verification of actual quantities requires physical inventories, which we take several times a year. Breakdowns of these systems and processes, and errors in inventory estimates derived from these systems and processes, could go undetected until the next physical inventory and adversely affect our operations and financial results.

WE ARE SUBJECT TO NEW CORPORATE GOVERNANCE AND INTERNAL CONTROLS REPORTING REQUIREMENTS, AND OUR COSTS RELATED TO COMPLIANCE WITH, OR OUR FAILURE TO COMPLY WITH, EXISTING AND FUTURE REQUIREMENTS COULD ADVERSELY AFFECT OUR BUSINESS.

      We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and the NYSE. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, we will be required to include management and auditor reports on internal controls as part of our annual report for the year ended December 31, 2004 pursuant to Section 404 of the Sarbanes-Oxley Act. We are in the process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Our failure to comply with these laws, rules and regulations may materially adversely affect our reputation, financial condition and the value of our securities.

AN ADVERSE CHANGE IN OUR CUSTOMER RELATIONSHIPS OR IN THE FINANCIAL CONDITION OF OUR CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS.

      We have corporate partnering relationships with a number of customers where we supply the requirements of these customers. We do not have binding agreements with these customers. Our success is dependent, to a significant extent, upon the continued strength of these relationships and the growth of our corporate partners. We often are unable to predict the level of demand for our products from these partners, or the timing of their orders. In addition, the same economic conditions that adversely affect us also often adversely affect our customers. As some of our customers are highly leveraged and have limited access to capital, their continued existence may be uncertain. One of our customers, Grupo Transportation Marititma Mexicana SA (TMM), which is located in Mexico, has been experiencing financial difficulties and on August 5, 2004, announced that it had completed the restructuring of its existing debt agreements. Payments from TMM to us are currently behind schedule. The customer owes us $7.4 million as of September 30, 2004 secured by highly specialized RoadRailer(R) equipment, which due to the nature of the equipment, has a minimal recovery value. The loss of a significant customer or unexpected delays in product purchases could adversely affect our business and results of operations.

OUR TECHNOLOGY AND PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE, WHICH COULD ADVERSELY AFFECT OUR COMPETITIVE POSITION.

      We continue to introduce new products, such as the DuraPlate(R) HD and the Freight-Pro(R) trailer. We cannot assure you that these or other new products or technologies will achieve sustained market acceptance. In addition, new technologies or products that our competitors introduce may render our products obsolete or uncompetitive. We have taken steps to protect our proprietary rights in our new products. However, the steps we have taken to protect them may not be sufficient or may not be enforced by a court of law. If we are unable to protect our proprietary rights, other parties may attempt to copy or otherwise obtain or use our products or technology. If competitors are able to use our technology, our ability to compete effectively could be harmed.

WE HAVE A LIMITED NUMBER OF SUPPLIERS OF RAW MATERIALS; AN INCREASE IN THE PRICE OF RAW MATERIALS OR THE INABILITY TO OBTAIN RAW MATERIALS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

      We currently rely on a limited number of suppliers for certain key components in the manufacturing of truck trailers, such as tires, landing gear, axles and specialty steel coil used in DuraPlate(R) panels. From time to time, there have been and may in the future continue to be shortages of supplies of raw materials or our suppliers may place us on allocation, which would have an adverse impact on our ability to meet demand for our products. Raw material shortages and allocations may result in inefficient operations and a build-up of inventory, which can negatively affect our working capital position. In addition, if the price of raw materials were to increase and we were unable to increase our selling prices or reduce our operating costs to offset the price increases, our operating margins would be adversely affected. The loss of any of our suppliers or their inability to meet our price, quality, quantity and delivery requirements could have a significant impact on our results of operations.

DISRUPTION OF OUR MANUFACTURING OPERATIONS OR MANAGEMENT INFORMATION SYSTEMS WOULD HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      We manufacture our products at two trailer manufacturing facilities in Lafayette, Indiana, and one hardwood floor facility in Harrison, Arkansas. Our primary manufacturing facility accounts for approximately 85% of our manufacturing output. An unexpected disruption in our production at either of these facilities or in our management information systems for any length of time would have an adverse effect on our business, financial condition and results of operations.

THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

      Many of our executive officers, including our CEO William P. Greubel and COO Richard J. Giromini, are critical to the management and direction of our business. Our future success depends, in large part, on our ability to retain these officers and other capable management personnel. The unexpected loss of the services of any of our key personnel could have an adverse effect on the operation of our business, as we may be unable to find suitable management to replace departing executives on a timely basis.

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

WE ARE SUBJECT TO CURRENCY EXCHANGE RATE FLUCTUATIONS, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

      We are subject to currency exchange rate risk related to sales through our factory-owned retail distribution centers in Canada. For the nine months ended September 30, 2004 and the year ended December 31, 2003, currency exchange rate fluctuations had an unfavorable impact of $0.1 million and a favorable impact of $5.3 million, respectively, on our results of operations. We cannot assure you that future currency exchange rate fluctuations will not have an adverse affect on our results of operations equivalent to or more severe than that for the nine months ended September 30, 2004.

RISKS RELATED TO OUR SUBSTANTIAL INDEBTEDNESS

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

      We are currently highly leveraged and have substantial debt in relation to our stockholders' equity. As of September 30, 2004, we had an aggregate of $243 million of outstanding indebtedness. [Although we are in registration for a common stock offering that is intended to reduce our debt, if we were to close that offering we would continue to have substantial debt after applying the proceeds from that offering.]

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

      - we may be more highly leveraged than our competitors, which could put us at a competitive disadvantage; and

      - we may not be able to adjust rapidly to changing market conditions, which may make us more vulnerable in the event of a downturn in the general economic conditions of our business.

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

RISKS PARTICULAR TO THE INDUSTRY IN WHICH WE OPERATE

OUR BUSINESS IS HIGHLY CYCLICAL, WHICH COULD ADVERSELY AFFECT OUR SALES AND RESULTS OF OPERATIONS.

      The truck trailer manufacturing industry historically has been and is expected to continue to be cyclical, as well as affected by overall economic conditions. New trailer production for the trailer industry as a whole was approximately 140,000 in both 2001 and 2002 and approximately 183,000 in 2003. Customers historically have replaced trailers in cycles that run from five to twelve years, depending on service and trailer type. Poor economic conditions can adversely affect demand for new trailers and in the past have led to an overall aging of trailer fleets beyond this typical replacement cycle. Customers' buying patterns can also reflect regulatory changes, such as the new federal hours-of-service rules and anticipated 2007 federal emissions standards. Our business is likely to continue to be highly cyclical based on current and expected economic conditions and regulatory factors.

SIGNIFICANT COMPETITION IN THE INDUSTRY IN WHICH WE OPERATE MAY RESULT IN OUR COMPETITORS OFFERING NEW OR BETTER PRODUCTS AND SERVICES OR LOWER PRICES, WHICH COULD RESULT IN A LOSS OF CUSTOMERS AND A DECREASE IN OUR REVENUES.

      The truck trailer manufacturing industry is highly competitive. We compete with other manufacturers of varying sizes, some of which may have greater financial resources than we do. Barriers to entry in the standard truck trailer manufacturing industry are low. As a result, it is possible that additional competitors could enter the market at any time. In the recent past, the manufacturing over-capacity and high leverage of some of our competitors, along with the bankruptcies and financial stresses that affected the industry, contributed to significant pricing pressures.

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

      The length, height, width, maximum weight capacity and other specifications of truck trailers are regulated by individual states. The Federal government also regulates certain truck trailer safety features, such as lamps, reflective devices, tires, air-brake systems and rear-impact guards. Changes or anticipation of changes in these regulations can have a material impact on our financial results, as our customers may defer purchasing decisions and we may have to reengineer products. In addition, we are subject to various environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of storm water and underground fuel storage tanks and may be subject to liability associated with operations of prior owners of acquired property. On September 28, 2004, we entered a plea to two misdemeanor violations of the federal Clean Water Act and agreed to pay a $400,000 fine pursuant to a plea agreement resulting from a federal environmental investigation into our former Huntsville, Tennessee facility. If we are found to be in violation of applicable laws or regulations in the future, it could have an adverse effect on our business, financial condition and results of operations. Our costs of complying with these or any other current or future environmental regulations may be significant. In addition, if we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions.

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

PRODUCT LIABILITY AND OTHER CLAIMS.

      As a manufacturer of products widely used in commerce, we are subject to regular product liability claims as well as warranty and similar claims alleging defective products. From time to time claims may involve material amounts and novel legal theories, and any insurance we carry may prove inadequate to insulate us from material liabilities for these claims.

RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

OUR COMMON STOCK HAS EXPERIENCED, AND MAY CONTINUE TO EXPERIENCE, PRICE VOLATILITY AND A LOW TRADING VOLUME.

      The trading price of our common stock has been and may continue to be subject to large fluctuations. Our common stock price may increase or decrease in response to a number of events and factors, including:

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

      This volatility may adversely affect the prices of our common stock regardless of our operating performance. The price of our common stock also may be adversely affected by the amount of common stock issuable upon conversion of our 3 1/4% convertible senior notes due 2008. Assuming $125 million in aggregate principal amount of these notes are converted at a conversion price of $19.20, the number of shares of our common stock outstanding would increase by approximately 6.5 million, or approximately 21.5%, after giving effect to the shares we expect to issue in our pending common stock offering.

      In addition, our common stock has experienced low trading volume in the past.

WE ARE NOT CURRENTLY ABLE TO PAY CASH DIVIDENDS.

      Since December 2001, we have not declared or paid cash or other dividends on our common stock. In addition, the terms of our existing debt agreements prohibit the payment of cash dividends on our common stock.

ITEM 6. EXHIBITS

(a)   Exhibits:

      10.20 Waiver and Amendment No. 4 to Loan and Security Agreement dated September 29, 2004, incorporated by reference to the Registrant's Form 8-K/A filed on September 30, 2004.

      10.21 Form of Associate Stock Option Agreements under the Wabash National 2004 Stock Incentive Plan.

      10.22 Form of Associate Restricted Stock Agreements dated under the Wabash National 2004 Stock Incentive Plan.

      10.23 Form of Executive Stock Option Agreements dated under the Wabash National 2004 Stock Incentive Plan.

      10.24 Form of Executive Restricted Stock Agreements dated under the Wabash National 2004 Stock Incentive Plan.

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

                                           WABASH NATIONAL CORPORATION

      Date: October 27, 2004           By: /s/ Robert J. Smith
                                           ------------------------------------
                                           Robert J. Smith
                                           Senior Vice President and Chief
                                           Financial Officer (Principal
                                           Financial Officer and Principal
                                           Accounting Officer)