Form 10-K
period 2004-12-31
WABASH NATIONAL CORP /DE
filed 2005-03-03
CIK 879526

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER: 1-10883

                           WABASH NATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                            52-1375208
(STATE OR OTHER JURISDICTION OF                                (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)

                           (WABASH NATIONAL (R) LOGO)

  1000 SAGAMORE PARKWAY SOUTH
       LAFAYETTE, INDIANA                                          47905
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No      .
                                              -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes   X   No      .
                                       -----    -----

     The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2004 was $747,413,042 based upon the closing price of the Company's common stock as quoted on the New York Stock Exchange composite tape on such date.

     The number of shares outstanding of the registrant's Common Stock as of February 23, 2005 was 30,852,779.

     Part III of this Form 10-K incorporates by reference certain portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be filed within 120 days after December 31, 2004.

================================================================================

                                TABLE OF CONTENTS
                           WABASH NATIONAL CORPORATION
                            FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 2004

                                                                                              PAGES
                                                                                              -----
PART I
Item 1     Business........................................................................      3
Item 2     Properties......................................................................     10
Item 3     Legal Proceedings...............................................................     10
Item 4     Submission of Matters to a Vote of Security Holders.............................     11

PART II
Item 5     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
              Purchases of Equity Securities...............................................     11
Item 6     Selected Financial Data.........................................................     11
Item 7     Management's Discussion and Analysis of Financial Condition and Results of
              Operations...................................................................     12
Item 7A    Quantitative and Qualitative Disclosures about Market Risk......................     23
Item 7B    Risk Factors....................................................................     24
Item 8     Financial Statements and Supplementary Data.....................................     28
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure...................................................................     52
Item 9A    Controls and Procedures.........................................................     52

PART III
Item 10    Directors and Executive Officers of the Registrant..............................     54
Item 11    Executive Compensation..........................................................     55
Item 12    Security Ownership of Certain Beneficial Owners and Management .................     55
Item 13    Certain Relationships and Related Transactions..................................     55
Item 14    Principal Accountant Fees and Services..........................................     55

PART IV
Item 15    Exhibits and Financial Statement Schedules......................................     55

SIGNATURES ................................................................................     57

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

     -    government regulation; and

     -    assumptions relating to the foregoing.

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

PART I

ITEM 1--BUSINESS

     Wabash National Corporation ("Wabash," "Company," "us," "we" or "our") is one of North America's leaders in designing, manufacturing and marketing standard and customized truck trailers and related transportation equipment. Founded in 1985 as a start-up, we grew to over $1.4 billion in sales in 1999, and had approximately $1.0 billion in sales in 2004. We believe our success has been the result of our longstanding relationships with our core customers, innovative product development, broad product line, large distribution and service network and corporate culture. Our management team is focused on becoming the low-cost producer in the truck trailer industry through continuous improvement and lean manufacturing initiatives.

     We seek to identify and produce proprietary products that offer added value to customers with the potential to generate higher profit margins than those of standardized products. We believe that we have the engineering and manufacturing capability to produce these products efficiently. Our proprietary DuraPlate(R) composite truck trailer, which we introduced in 1996, has achieved widespread acceptance by our customers. For the last three years, sales of our DuraPlate(R) trailers represented approximately 80% of our total trailers shipped. We are also a competitive producer of standardized products, and are seeking to become a low-cost producer within our industry. We expect to continue a program of product development and selective acquisitions of quality proprietary products that further differentiate us from our competitors and increase profit opportunities.

     We market our transportation equipment under the Wabash(R), DuraPlate(R), DuraPlateHD(R), FreightPro(R), Arcticlite(R) and RoadRailer(R) trademarks directly to customers, through independent dealers and through our factory-owned retail branch network. Historically, our marketing effort focuses on our longstanding core customers that represent many of the largest companies in the trucking industry. More recently, we have actively pursued the diversification of our customer base focusing on approximately 1,250 carriers that we refer to as mid-market. These carriers operate fleets of between 250 to 7,500 trailers, which we estimate in total accounts for approximately one million trailers.

     Longstanding core customers include - Schneider National, Inc.; J.B. Hunt Transport Services, Inc.; Swift Transportation Corporation; Werner Enterprises, Inc.; Heartland Express, Inc.; Crete Carrier Corporation; U.S. Xpress Enterprises, Inc.; Knight Transportation, Inc.; Interstate Distributor Co.; Yellow Roadway Corporation.; Old Dominion Freight Lines, Inc.; SAIA Motor Freightlines, Inc.; and Vitran Express, Inc.

     Mid-market customers include - CR England, Inc.; Marten Transport, LTD; USA Logistics; ESTES Express Line, Inc.; Covenant Transportation, Inc.; Celadon Group, Inc.; Jacobson Companies, Inc.; Aurora LLC; Landair Transport, Inc.; Xtra Lease, Inc.; USF Corporation; and New Penn Motor Express, Inc.

     Our relationship with our core customers has been central to our growth since inception. Our factory-owned retail branch network, which we acquired in 1997, provides additional opportunities to distribute our products and also offers national service and support capabilities for our customers. The retail sale of new and used trailers, aftermarket parts and maintenance service through our retail branch network generally provides enhanced margin opportunities. Additionally, we have a network of 25 independent dealers.

     Wabash was incorporated in Delaware in 1991 and is the successor by merger to a Maryland corporation organized in 1985. Wabash operates in two segments:
(1) manufacturing and (2) retail and distribution. Financial results by segment, including information about revenues from customers, measures of profit and loss and total assets, and financial information regarding geographic areas and export sales are discussed in detail within Footnote 15, Segment Reporting, of the accompanying Consolidated Financial Statements. Additional information concerning Wabash can be found on our website at www.wabashnational.com. Wabash makes its electronic filings with the SEC, including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, available on its website free of charge as soon as practicable after it files or furnishes them with the SEC. Information on the website is not part of this Form 10-K.

REPOSITIONING ACTIVITIES

     The year 2004 marks the second year of recovery for the industry after a three-year downturn. During this period, we repositioned Wabash by focusing on the continuous improvement of our manufacturing and retail operations, expanding our customer base, introducing products that better address customers needs, exiting non-core operations and strengthening our capital structure. We believe Wabash is positioned to fully participate in the market growth that analysts are predicting will continue into 2005 and beyond.

STRATEGY

     We are committed to an operating strategy that seeks to deliver profitability throughout industry cycles by executing on the core elements of our strategic plan:

     - CORPORATE FOCUS. We intend to continue our transition from an organization focused on unit volume and revenue to one focused on earnings and cash flow.

     - PRODUCT DIFFERENTIATION. We intend to continue to provide differentiated products that generate enhanced profit margins.

     - CONTINUOUS IMPROVEMENTS. We are focused on continuing to reduce our cost structure by adhering to continuous improvement and lean manufacturing initiatives.

     - CORE CUSTOMERS. We intend to maintain and enhance our long-standing customer partnerships and create new revenue opportunities by offering tailored transportation solutions.

     - CUSTOMER DIVERSIFICATION. We intend to continue to expand and diversify our customer base by focusing on middle market carriers with trailer fleets ranging from 250 to 7,500 units.

     - TRAILER PERFORMANCE IMPROVEMENTS. We are working on the development of a DuraPlate(R) trailer that minimizes maintenance for 10 years.

     - STRENGTHEN BALANCE SHEET. We intend to continue to enhance financial flexibility enabling us to capitalize on future market opportunities.

INDUSTRY AND COMPETITION

     Trucking in the United States, according to the American Trucking Association (ATA), was estimated to be a $702 billion industry in 2003 (the latest date such information is available), leading all other modes of transportation. ATA estimates that approximately 69% of all freight tonnage is carried by truck at some point during its shipment, accounting for approximately 87% of freight industry revenues. Trailer demand is a direct function of the amount of freight to be transported. As the economy improves, it is forecasted that truck carriers will need to expand their fleets, which typically results in increased trailer orders. According to ACT Research Company, LLC (ACT), there are approximately 2.8 million trailers in use today and the trailer replacement demand is estimated at between 200,000 and 225,000 trailers per year.

     In general, the trucking industry grew throughout the 1990's and peaked in 1999. A number of factors, including an economic downturn, fluctuations in fuel prices, declining asset values, limited capital, record trucking company failures and industry consolidation led to a historic reduction of 54% in trailer purchases from 1999 to 2002. In early 2003, the trailer industry started seeing signs of gradual improvement. The year 2003 ended with approximately 174,000 units built by the industry, a 24% improvement over 2002. The year 2004 continued the upturn in the trailer market, with approximately 229,000 trailer units built in the year, an improvement of 32% over 2003. Most trucking companies experienced very strong financial performances in 2004, as a capacity constrained freight environment allowed trucking companies to raise freight rates, in-turn improving profitability.

     New truck emission regulations are to take effect in 2007, resulting in cleaner, yet less fuel-efficient and costlier engines. As a consequence, many trucking firms are accelerating purchases of tractors prior to the effective date of the regulation, significantly reducing the historical trailer-to-tractor ratio of 1.5 to 1, to less than 1 to 1 during 2004, according to ACT. We believe that a return to historical averages could result in a significant increased demand in trailers. In January 2004, new regulations reducing driver hours (hours of service) for property-carrying commercial motor vehicles became effective. As a result of Court intervention, on September 30, 2004, President Bush signed the Surface Transportation Extension Act of 2004, allowing these regulations to remain in effect until the earlier of a new regulation that resolves Court-raised issues or September 30, 2005. Based upon the current status of the regulation, it would be premature to attempt to determine the ultimate resolution and the effect of the regulations on our industry.

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

     The table below sets forth new trailer production for Wabash, its largest competitors and for the trailer industry as a whole within North America. The data is for all segments of the market including vans, dumps, flats, trucks, etc. Since 2002, with the exception of intermodal containers, we have mostly participated in the van segment of the market. The van production has grown from a low of approximately 102,000 units in 2002 to approximately 171,000 units in 2004, an improvement of 68%. During this period, we have seen our market share grow from approximately 26% to 28%.

                              2004      2003        2002        2001      2000      1999
                            -------   -------     -------     -------   -------   -------
WABASH(1)                    48,000    36,000      27,000      32,000    66,000    70,000
Great Dane                   55,000    41,000      33,000(2)   22,000    47,000    58,000
Utility                      31,000    24,000      18,000      16,000    29,000    31,000
Stoughton                    15,000     9,900      10,000       6,000    15,000    15,000
Other principal producers    42,000    34,000      28,000      32,000    63,000    68,000
Total Industry              229,000   174,000(3)  140,000     140,000   271,000   306,000

(1) Does not include approximately 1,500, 1,300 and 6,000 intermodal containers in 2004, 2003 and 2002, respectively.

(2)  Data revised by publisher in 2004.

(3)  Data revised by publisher in 2005.

     Sources: Individual manufacturer information, some of which is estimated, provided by Trailer Body Builders Magazine. Industry totals provided by A.C.T. Research Company, L.L.C.

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

     - INNOVATIVE PRODUCT OFFERINGS - Our DuraPlate(R) proprietary technology provides what we believe to be a superior trailer to our customers and commands premium pricing. A DuraPlate(R) trailer is a composite plate trailer constructed with material containing a high density polyethylene core bonded between a high-strength steel skin. We believe that the competitive advantages of our DuraPlate(R) trailers over standard trailers include the following:

          -    operate three to five years longer;

          -    less costly to maintain; and

          -    higher trade-in values.

          We have also successfully introduced innovations in our refrigerated trailers and other product lines. For example, we introduced the DuraplateHD(R) trailer and the FreightPro(R) sheet and post trailer in 2003 and wide-bodied Duraplate(R) intermodal containers in 2004.

     - SIGNIFICANT MARKET SHARE AND BRAND RECOGNITION - We have been one of the two largest manufacturers of trailers in North America in each of the last 10 years, with one of the most widely recognized brands in the industry. We believe we are currently the largest producer of van trailers in North America.

     - COMMITTED FOCUS ON OPERATIONAL EXCELLENCE - Safety, quality, on-time delivery, productivity and cost reduction are the core elements of our program of continuous improvement. We received the 2003 U.S. Senate Productivity Award for the State of Indiana for the significant cost savings and productivity we achieved in the prior two years.

     - TECHNOLOGY - We are recognized by the trucking industry as being a leader in developing technology to reduce trailer maintenance.

     - CORPORATE CULTURE - We benefit from a value driven management team and dedicated union-free workforce.

     - EXTENSIVE DISTRIBUTION NETWORK - Twenty factory-owned retail branch locations extend our sales network throughout North America, diversifying our factory direct sales and supporting our national service contracts.

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

PRODUCTS

     Since our inception, we have expanded our product offerings from a single truck trailer product to a broad line of trailer related transportation equipment. Our manufacturing segment specializes in the development of innovative proprietary products for our key markets. Manufacturing segment sales represented approximately 77%, 70%, and 60% of consolidated net sales in 2004, 2003 and 2002, respectively. Our current transportation equipment products include the following:

     - DuraPlate(R) Trailers. DuraPlate(R) trailers utilize a proprietary technology that consists of a composite plate wall for increased durability and greater strength. Our DuraPlate(R) trailers include our recently introduced DuraPlateHD(R), a heavy duty version of our regular DuraPlate(R) trailers.

     - DuraPlate(R) Domestic Containers. DuraPlate(R) domestic containers utilize the same proprietary technology as our DuraPlate(R) trailers and consist of stackable containers, carried either on flat cars or stacked two-high on special "Double-Stack" railcars.

     - Smooth Aluminum Trailers. Smooth aluminum trailers, commonly known as "sheet and post" trailers, are the commodity trailer product purchased by the trucking industry. In 2003, we commercialized our new FreightPro(R) trailer to increase our focus on sheet and post trailers, which is the largest segment of the trailer market.

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

     - Other. Our other transportation equipment includes container chassis and converter dollies.

     Our retail and distribution segment focuses on the sale of new and used trailers and providing parts and maintenance services as described below. Parts and service and used trailer sales as a percentage of total sales were impacted by increases in new trailer sales in 2004.

     - New trailers produced by the manufacturing segment. Additionally, we sell specialty trailers including tank trailers, dump trailers and platform trailers produced by third parties, which are purchased in smaller quantities for local or regional transportation needs. The sale of new transportation equipment through the retail branch network represented approximately 12.2%, 9.4% and 9.6% of net sales during 2004, 2003 and 2002, respectively.

     - Replacement parts and accessories and maintenance service both for our own and competitors' trailers and related equipment. Sales of these products and service represented approximately 5.0%, 10.8% and 14.4% of net sales during 2004, 2003 and 2002, respectively.

     - Used transportation equipment primarily taken in trade from our customers upon the sale of new trailers. The ability to remarket used equipment promotes new sales by permitting trade-in allowances and offering customers an outlet for the disposal of used equipment. The sale of used trailers represented approximately 4.8%, 7.3% and 11.3% of net sales during 2004, 2003 and 2002, respectively.

CUSTOMERS

     Our customer base has historically included many of the nation's largest truckload common carriers, leasing companies, private fleet carriers, less-than-truckload (LTL) common carriers, and package carriers. Since 2002, we have been successful in diversifying our customers from 61% of units sold attributable to large core customers to 67% to non-core customers in 2004. This has been accomplished while maintaining these core customer relationships. Our five largest customers accounted for 23%, 27% and 30% of our aggregate net sales in 2004, 2003 and 2002, respectively.

     In 2004, no single customer represented at least 10% of our sales. In 2003, Schneider National, Inc., accounted for approximately 14% of net sales and in 2002, J.B. Hunt Transportation Services, Inc. accounted for approximately 11% of net sales. International sales, primarily to Canadian customers, accounted for less than 10% of net sales for each of the last three years. We have established relationships as a supplier to many large customers in the transportation industry, including the following:

     - Truckload Carriers: Schneider National, Inc.; J.B. Hunt Transport Services, Inc.; Swift Transportation Corporation; Werner Enterprises, Inc.; Heartland Express, Inc.; Crete Carrier Corporation; U.S. Xpress Enterprises, Inc.; Knight Transportation, Inc.; and Interstate Distributor Co.

     - Leasing Companies: Transport International Pool, Inc.; Penske Truck Leasing Co. LP; Wells Fargo Equipment Finance, Inc.; Xtra Lease, Inc.; Transport Services, Inc.; and Aurora LLC.

     - Private Fleets: Safeway, Inc.; The Home Depot, Inc.; The Kroger Co.; and Sysco Corporation.

     - Less-Than-Truckload Carriers: Yellow Roadway, Inc.; Old Dominion Freight Lines, Inc.; SAIA Motor Freightlines, Inc.; FedEx Corp; and Vitran Express, Inc.

MARKETING AND DISTRIBUTION

     We market and distribute our products through the following channels:

     -    factory direct accounts;

     -    our factory-owned distribution network; and

     -    independent dealerships.

     Factory direct accounts are generally large fleets, over 7,500 trailers that are high volume purchasers. Historically, we have focused on the factory direct market where customers are highly aware of the life-cycle costs of trailer equipment and, therefore, are best equipped to appreciate the design and value-added features of our products. In 2003, we launched sales and marketing initiatives targeted at 1,250 mid-size fleets (operations with between 250 and 7,500 trailers) of the industry.

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

     We also sell our products through a nationwide network of over 25 independent dealerships. The dealers primarily serve mid-market and smaller sized carriers and private fleets in the geographic region where the dealer is located and on occasion may sell to large fleets. The dealers may also perform service work for many of their customers.

RAW MATERIALS

     We utilize a variety of raw materials and components including steel, polyethylene, aluminum, lumber, tires and suspensions, which we purchase from a limited number of suppliers. Significant price fluctuations or shortages in raw materials or finished components may adversely affect our results of operations. In 2004 and for the foreseeable future, we expect that the raw materials used in the greatest quantity will be the steel, aluminum, polyethylene and wood used in our trailers. Our component suppliers have advised us that they have adequate capacity to meet our current and expected demands in 2005. Price increases for principal raw materials and components, aluminum, steel, plastic and timber, began during 2003, continued in 2004 and are expected to continue into 2005. Our Harrison, Arkansas laminated hardwood floor facility provides the majority of our requirements for trailer floors.

BACKLOG

     Orders that have been confirmed by the customer in writing and can be produced during the next 18 months are included in our backlog. Orders that comprise backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $280 million and $200 million at December 31, 2004 and 2003, respectively. We expect to complete the majority of our backlog orders within the next 12 months.

PATENTS AND INTELLECTUAL PROPERTY

     Wabash holds or has applied for 63 patents in the United States on various components and techniques utilized in our manufacture of truck trailers. In addition, we hold or have applied for 44 patents in two foreign countries. Our patents include intellectual property related to the manufacture of trailers using our proprietary DuraPlate(R) product, which we believe offers us a significant competitive advantage.

     Wabash also holds or has applied for 31 trademarks in the United States, as well as 13 trademarks in foreign countries. These trademarks include the Wabash(R) and Wabash National(R) brand names as well as trademarks associated with our proprietary products such as the DuraPlate(R) trailer and the RoadRailer(R) trailer.

RESEARCH AND DEVELOPMENT

     Research and development expenses are charged to earnings as incurred and were $2.6 million, $2.1 million and $2.0 million in 2004, 2003 and 2002, respectively.

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

EMPLOYEES

     As of December 31, 2004 and 2003, we had approximately 3,300 full-time associates. No full-time associates were under a labor union contract as of December 31, 2004. We place a strong emphasis on employee relations through educational programs and quality improvement teams. We believe our employee relations are good. Additionally, we had temporary employees of approximately 700 and approximately 500 at December 31, 2004 and 2003, respectively.

ITEM 2--PROPERTIES

MANUFACTURING FACILITIES

     We own and operate two trailer manufacturing facilities in Lafayette, Indiana and a trailer floor manufacturing facility, 0.5 million sq. ft., in Harrison, Arkansas. Our main Lafayette facility, 1.2 million sq. ft., houses truck trailer and composite material production, tool and die operations, research laboratories, management offices and headquarters. The second Lafayette facility is 0.6 million sq. ft. We have the capacity to produce approximately 75,000 trailers annually on a three-shift, five-day work week schedule.

     We closed a trailer manufacturing plant located in Ft. Madison, Iowa (255,000 sq. ft.) during 2001, and a flooring operation in Sheridan, Arkansas (117,000 sq. ft.) during 2000. These properties are held for sale and are classified in Prepaid Expenses and Other in the accompanying Consolidated Balance Sheets.

RETAIL AND DISTRIBUTION FACILITIES

     Retail and distribution facilities include 10 sales and service branches and 10 locations that sell new and used trailers (seven of which are leased). Each sales and service branch consists of an office, parts warehouse and service space, and ranges in size from 20,000 to 50,000 square feet per facility. Thirteen branches are located in nine states and seven branches are located in six Canadian provinces.

     During the fourth quarter of 2004, we committed to a plan to dispose of certain retail and distribution facilities. As of December 31, 2004, six facilities are held for sale and included in Prepaid Expenses and Other in the accompanying Consolidated Balance Sheets.

     We own a 0.3 million sq. ft. warehouse facility in Lafayette, Indiana.

     Wabash owned properties are subject to security interests held by our bank lenders.

ITEM 3--LEGAL PROCEEDINGS

     There are certain lawsuits and claims pending against Wabash that arose in the normal course of business. None of these claims are expected to have a material adverse effect on our financial position or its results of operations.

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

     Environmental

     In September 2003, Wabash was noticed as a potentially responsible party
(PRP) by the United States Environmental Protection Agency pertaining to the Motorola 52nd Street (Phoenix, Arizona) Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. PRPs include current and former owners and operators of facilities at which hazardous substances were disposed of. EPA's allegation that we were a PRP arises out of the operation of a former branch facility located approximately five miles from the original site, which we acquired and subsequently disposed of. According to the notice, the site currently encompasses an area of groundwater contaminated by volatile organic compounds seven miles long and one mile wide. The site was placed on the National Priorities List in 1989. Motorola has been operating an interim groundwater containment remedy since 2001. Wabash does not expect that these proceedings will have a material adverse effect on our financial condition or results of operations.

     In connection with a federal environmental investigation into our former Huntsville, Tennessee manufacturing facility, we paid a $0.4 million fine related to two misdemeanor violations of the Clean Water Act, and entered into a compliance agreement with the United States Environmental Protection Agency
(EPA), which was finalized in November 2004. We do not believe that the entering into of the compliance agreement will have a material adverse impact on our results or operations.

ITEM 4--SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None to report.

PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's common stock is traded on the New York Stock Exchange (ticker symbol: WNC). The number of record holders of the Company's common stock at February 23, 2005 was 949.

     On February 24, 2005, the Company's board of directors declared a quarterly dividend of $0.045 per share to be paid on April 4, 2005 to holders of record on March 17, 2005. The Company last paid dividends on its common shares in the third quarter of 2001. The Company's asset-based loan agreements limit the payment of cash dividends to up to $10 million per year. Payments of cash dividends depend on future earnings, capital availability and financial condition.

     High and low stock prices for the last two years were:

                     High      Low
                    ------   ------
2003
   First Quarter    $ 9.12   $ 4.95
   Second Quarter   $15.11   $ 6.08
   Third Quarter    $19.75   $13.78
   Fourth Quarter   $30.39   $15.97
2004
   First Quarter    $30.73   $22.16
   Second Quarter   $29.53   $22.00
   Third Quarter    $30.91   $24.90
   Fourth Quarter   $28.55   $21.82

ITEM 6--SELECTED FINANCIAL DATA

     The following selected consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 2004, have been derived from the Company's consolidated financial statements. The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere herein.

                                                                Years Ended December 31,
                                               ---------------------------------------------------------
                                                  2004        2003       2002        2001        2000
                                               ----------   --------   --------   ---------   ----------
                                                  (Dollar amounts in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales                                      $1,041,096   $887,940   $819,568   $ 863,392   $1,332,172
Cost of sales                                     915,310    806,963    773,756     970,066    1,213,550
Loss on asset impairment                               --     28,500      2,000      10,500           --
                                               ----------   --------   --------   ---------   ----------

   Gross profit (loss)                            125,786     52,477     43,812    (117,174)     118,622
Selling, general and administrative
  expenses                                         56,577     61,499     80,759      84,364       58,529
Restructuring charge                                   --         --      1,813      37,864       36,338
                                               ----------   --------   --------   ---------   ----------

   Income (loss) from operations                   69,209     (9,022)   (38,760)   (239,402)      23,755
Interest expense                                  (10,809)   (31,184)   (34,945)    (23,520)     (26,800)
Foreign exchange gains and losses, net                463      5,291          5      (1,706)          --
Equity in losses of unconsolidated affiliate           --         --         --      (7,668)      (3,050)
Restructuring charges                                  --         --         --      (1,590)      (5,832)
Loss on debt extinguishment                          (607)   (19,840)    (1,314)         --           --
Other, net                                            749     (2,472)     3,546      (1,139)         877
                                               ----------   --------   --------   ---------   ----------

   Income (loss) before income taxes               59,005    (57,227)   (71,468)   (275,025)     (11,050)
Income tax expense (benefit)                          600         --    (15,278)    (42,857)      (4,314)
                                               ----------   --------   --------   ---------   ----------
   Net income (loss)                           $   58,405   $(57,227)  $(56,190)  $(232,168)  $   (6,736)
                                               ==========   ========   ========   =========   ==========
Basic earnings (loss) per common share         $     2.10   $  (2.26)  $  (2.43)  $  (10.17)  $    (0.38)
                                               ==========   ========   ========   =========   ==========
Diluted earnings (loss) per common share       $     1.80   $  (2.26)  $  (2.43)  $  (10.17)  $    (0.38)
                                               ==========   ========   ========   =========   ==========
Cash dividends declared per common share       $       --   $     --     $   --        0.09   $     0.16
                                               ==========   ========   ========   =========   ==========

                                                           Years Ended December 31,
                                             ----------------------------------------------------
                                               2004       2003       2002       2001       2000
                                             --------   --------   --------   --------   --------
                                                         (Dollar amounts in thousands)
BALANCE SHEET DATA:
Working capital                              $109,989   $ 41,970   $ 55,052   $111,299   $270,722
Total equipment leased to others & finance
   contracts                                 $ 19,534   $ 32,069   $132,853   $160,098   $108,451
Total assets                                 $432,046   $397,036   $565,569   $692,504   $781,614
Total debt and capital lease obligations     $127,500   $227,316   $346,857   $412,017   $238,260
Stockholders' equity                         $164,574   $ 22,162   $ 73,984   $130,985   $367,233

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2004, and our capital resources and liquidity as of December 31, 2004. Our discussion begins with our assessment of the condition of the North American trailer industry along with a summary of the actions we have taken to reposition Wabash. We then analyze the results of our operations for the last three years, including the trends in the overall business and our operations segments, followed by a discussion of our cash flows and liquidity, capital markets events and transactions, our new credit facility, and contractual commitments. We then provide a review of the critical accounting judgments and estimates that we have made which we believe are most important to an understanding of our MD&A and our consolidated financial statements. These are the critical accounting policies that affect the recognition and measurement of our transactions and the balances in our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements which we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

     We have two reportable segments: manufacturing and retail and distribution. The manufacturing segment produces trailers that are sold to customers who purchase trailers directly or through independent dealers and to the retail and distribution segment. The retail and distribution segment includes the sale of new and used trailers, as well as the sale of aftermarket parts and service through its retail branch network.

EXECUTIVE SUMMARY

     The year 2004 marks the second year of recovery for the industry after a three-year downturn. During this period, we repositioned Wabash by focusing on the continuous improvement of our manufacturing and retail operations, expanding our customer base, introducing products that better address customers needs, exiting non-core operations and strengthening our capital structure. We believe Wabash is positioned to fully participate in the market growth that analysts are predicting will continue into 2005 and beyond.

OPERATING PERFORMANCE

     We measure our operating performance in four key areas - Safety, Quality, Productivity and Cost Reduction. Our objective, be better tomorrow than we are today, is simple, straightforward and easily understood by all our associates.

     - Safety. We have achieved a four-fold improvement in the total recordable incident rate since June 2002, and our safety metrics have improved each quarter for 10 straight quarters. We believe improved safety translates into higher labor productivity and lower costs as a result of less time missed due to injuries.

     -    Quality. We measure our quality performance in terms of:

          - First pass yield: How many units pass all inspection criteria without requiring rework? Our first pass yield metrics have improved from 20% in 2002 to 95% during 2004.

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

     - Productivity. We measure productivity on many fronts. Some key indicators include production line speed, man-hours per trailer and inventory levels. Improvements in these areas translate into:

          - Increased available capacity, which we estimated to be over 75,000 units annually based on a three-shift, five-day work week.

          - Effective management of inventory has resulted in inventory turns of currently 10 turns per year compared to approximately six turns in 2002.

     - Cost Reduction. During 2002, we introduced our continuous improvement initiative (CI). As of December 2004, we believe CI has become a way of life. Since introduction, over 300 CI events have been completed.

     As a result of our focus in these areas, we received the 2003 U.S. Senate Productivity Award for the State of Indiana for the significant cost savings and productivity we achieved in the prior two years.

INDUSTRY TRENDS

     Freight transportation in the United States, according to the American Trucking Association (ATA), was estimated to be a $702 billion industry in 2003 (the latest such information is available). ATA estimates that approximately 69% of all freight tonnage is carried by trucks at some point during its shipment, accounting for approximately 87% of freight industry revenue in the United States. Trailer demand is a direct function of the amount of freight to be transported. To monitor the state of the industry, we evaluate a number of indicators related to trailer manufacturing and the transportation industry. Information is obtained from sources such as A.C.T. Research Co., LLC (ACT), ATA, Cass Logistics, and Eno Transportation Foundation. Recent trends we have observed include the following:

          - IMPROVEMENT IN THE NUMBER OF UNITS SHIPPED. After reaching a high of approximately 306,000 units shipped in 1999, shipments by the U.S. trailer industry declined to approximately 140,000 units in each of 2001 and 2002. Unit shipments improved to approximately 174,000 units in 2003 and were approximately 229,000 in 2004. ACT estimates that 2005 shipments will be approximately 271,000 units. Our view is that shipments will be approximately 5% to 10% lower than the ACT forecast due to the impact of raw material costs on trailer prices and tractor purchases in advance of new emission regulations.

          - INCREASING AGE OF TRUCKLOAD MOTOR CARRIER TRAILER FLEETS. During the three-year period ending December 31, 2003, (the latest such information is available) the average age of trailer fleets increased from approximately 44 months to 55 months. We believe this increase resulted in part from deferred purchases by many motor carriers. This trend suggests to us that there may be pent-up replacement demand for trailers.

          - INCREASING RATE OF NEW TRAILER ORDERS. Quarterly industry order placements were in the range of 10,000 units to 15,000 units per month during each of the six quarters ended December 31, 2003. During 2004, the total trailer quarterly average order rates ranged from 18,500 to 26,000 units. The fourth quarter of 2004 order rate average of 26,000 units was the strongest quarterly average order rate since 1999.

          - OTHER DEVELOPMENTS. Other developments and our view of their potential impact on the industry include:

               - New federal emission standards that come into effect in 2007 could result in improved demand for trailers in 2005 and part of 2006, as motor carriers may focus their capital spending on tractors in advance of the regulations taking effect. A similar pattern occurred in advance of the October 2002 enactment of new emission standards.

               - Technology advances in trailer tracking and route management implemented by motor carriers have increased trailer utilization and lowered trailer-to-tractor ratios and could result in trailer demand.

               - New federal hours-of-service rules became effective in January 2004. We initially believed that these rules would negatively impact driver productivity and that this could result in increased demand for trailers. As a result of Court intervention, on September 30, 2004, President Bush signed the Surface Transportation Extension Act of 2004, allowing these regulations to remain in effect until the earlier of a new regulation that resolves Court-raised issues or September 30, 2005. To date, we believe that there has been a limited amount of increased business as a result of the regulation. If the regulation is permanently suspended, there is the potential for cancellation of refrigerated units and some increase of trade-ins that could affect used trailer prices.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                          Percentage of Net Sales
                                         Years Ended December 31,
                                         ------------------------
                                           2004    2003    2002
                                          -----   -----   -----
Net sales                                 100.0%  100.0%  100.0%
Cost of sales                              87.9    90.9    94.4
Loss on asset impairment                     --     3.2     0.3
                                          -----   -----   -----

   Gross profit                            12.1     5.9     5.3
General and administrative expense          4.0     4.7     7.0
Selling expense                             1.5     2.2     2.8
Restructuring charge                         --      --     0.2
                                          -----   -----   -----

   Income (loss) from operations            6.6    (1.0)   (4.7)
Interest expense                           (1.0)   (3.5)   (4.3)
Foreign exchange gains and losses, net      0.1     0.6      --
Loss on debt extinguishment                (0.1)   (2.2)   (0.2)
Other, net                                  0.1    (0.3)    0.5
                                          -----   -----   -----

   Income (loss) before income taxes        5.7    (6.4)   (8.7)
Income tax expense (benefit)                0.1      --    (1.8)
                                          -----   -----   -----

   Net income (loss)                        5.6%   (6.4)%  (6.9)%

2004 COMPARED TO 2003

NET SALES

     Net sales in 2004 increased $153.2 million compared to the 2003 period. The 2003 year included $58.9 million of sales associated with our rental and leasing and aftermarket parts distribution businesses (Asset Sales). By business segment, net sales to external customers and related units sold were as follows (in millions):

                                Year Ended December 31,
                             -----------------------------
                               2004       2003    % Change
                             --------   -------   --------
Net Sales by segment:
   Manufacturing             $  806.0   $ 620.1      30%
   Retail and Distribution      235.1     267.8     (12%)
                             --------   -------
Total                        $1,041.1   $ 887.9      17%

New trailer units:
   Manufacturing               45,100    36,900      22%
   Retail and Distribution      6,100     4,100      49%
                             --------   -------
Total                          51,200    41,000      25%

Used trailer  units             6,900    11,700     (41%)

     Improving conditions in both the overall economy and the transportation industry coupled with the expansion of our customer base, drove a 22% increase in unit volume in the manufacturing segment. In response to significant increases in raw material prices, we increased our average selling price throughout the year. In the fourth quarter of 2004, our average selling price increased approximately 10% compared to the 2003 period with the full year increase being approximately 6%.

     The 2004 sales in the retail and distribution segment were lower than the prior year period, which included $58.9 million of sales associated with the aforementioned Assets Sales. A $44.2 million increase in new trailer sales caused by a 49% increase in units was partially offset by reductions in used trailer sales. The decrease in used trailer sales resulted from constrained used equipment availability, as transportation companies retain equipment to meet requirements. Branch parts and services sales were up approximately 3% despite closing four full service locations in 2003 and one during 2004.

GROSS PROFIT

     Gross profit as a percent of sales was 12.1% in 2004 compared to 5.9% in 2003, which included a $28.5 million asset impairment charge taken on certain assets of our rental and leasing and aftermarket parts assets. As discussed below, both of our segments contributed as follows (in millions):

                                   Years Ended December 31,
                                  -------------------------
                                   2004     2003   $ Change
                                  ------   -----   --------
Gross Profit (loss) by segment:
   Manufacturing                  $110.8   $61.3    $49.5
   Retail and Distribution          16.8    (9.2)    26.0
   Eliminations                     (1.8)    0.4     (2.2)
                                  ------   -----    -----
Total Gross Profit                $125.8   $52.5    $73.3

     The manufacturing segment's gross profit as a percentage of sales was 13.7% in 2004, a 3.8 percentage point increase from the prior year period. During 2004, due to increases in our key raw materials - principally steel and wood, our average per trailer raw material costs, including the effects of product mix increased approximately 9.7% from the prior period, which exceeded increases in our average selling price resulting in a negative impact on gross profit of $6.5 million. The shortfall from rising material costs was more than offset by the continued improvement in our labor and overhead utilization of $32.3 million, the impact of higher volumes of $21.3 million and a reduction in warranty expense of $1.4 million.

     The 2004 gross profit in the retail and distribution segment improved $26.0 million from the prior year. The 2003 period included a $28.5 million asset impairment charge and $10.3 million of gross profit associated with the Asset Sales. Gross profit in 2004 was positively impacted by higher new trailer volumes and margins and improved used trailer margins, offset by continued constraints on used trailer volumes. The 2004 period includes $1.1 million of profit related to the sale of used RoadRailer(R) bogies.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for 2004 of $41.6 million were flat compared to the prior year. The 2004 period included $2.3 million in increased technology costs and $1.0 million in charges related to legal settlements. The 2003 period included $2.6 million in debt refinancing costs, $2.0 million in costs from operations affected by the Asset Sales and $0.9 million related to branch closings.

SELLING EXPENSE

     Selling expense decreased $4.9 million to $15.0 million in 2004, compared to $19.9 million in the prior year period due to the impact of the Asset Sales and the closing of 12 branch locations during 2003.

OTHER INCOME (EXPENSE)

     Interest expense totaled $10.8 million in 2004; a decrease of $20.4 million from the prior year period due to lower effective interest rates resulting from the debt refinancing completed in the third quarter of 2003 and reduced average borrowings.

     Foreign exchange was a gain of $0.5 million in 2004 and a gain of $5.3 million in 2003, which reflected the significant weakening of the US dollar relative to the Canadian dollar in 2003.

     Loss on debt extinguishment was $19.8 million in 2003 and $0.6 million in 2004. The 2003 loss represents the additional costs associated with the early extinguishment of the Company's Senior Series Notes and Bank Debt. The 2004 loss represents the write-off of deferred debt costs associated with the pay-off of our Bank Term Loan in the fourth quarter with proceeds from the common stock issuance.

     Other, net was income of $0.7 million in 2004, compared to an expense of $2.5 million for the 2003 period. The 2003 expense included a $3.2 million loss on the sale of a large portion of our finance portfolio, $1.3 million charge for the settlement of a legacy RoadRailer(R) transaction and a $0.8 million loss on the sale of certain assets, offset by gains of $2.9 million on the sale of closed branch properties.

INCOME TAXES

     In 2004, we recognized income tax expense of $0.6 million primarily related to Federal and state alternative minimum tax (AMT). The 2004 income tax expense is significantly below the normal statutory tax rate primarily because of the utilization of net operating loss (NOL) carryforwards. No income tax expense or benefit was recognized in 2003. Because of uncertainty related to the realizability of NOLs in excess of those utilized, a full valuation allowance continues to be recorded against deferred tax assets at December 31, 2004.

2003 COMPARED TO 2002

NET SALES

     Net sales improved 8% from 2002. Base upon ACT data, the first quarter of 2002 is believed to have been the low point of the industry downturn that began in 2000. By business segment, net external sales and related units sold were as follows (dollars in millions):

                               Years Ended December 31,
                             ----------------------------
                               2003      2002    % Change
                             -------   -------   --------
Net Sales by segment:
   Manufacturing             $ 620.1   $ 492.3      26%
   Retail and Distribution     267.8     327.3     (18)%
                             -------   -------
Total                        $ 887.9   $ 819.6       8%
                             =======   =======

New trailer units:
   Manufacturing              36,900    30,900      19%
   Retail and Distribution     4,100     3,600      14%
                             -------   -------
Total                         41,000    34,500      19%
                             =======   =======
Used trailer  units           11,700    17,600     (34)%
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

GROSS PROFIT (LOSS)

     Gross profit as a percent of sales was 9.1% for 2003 compared to 5.6% in 2002, before asset impairment charges of $28.5 million and $2.0 million in 2003 and 2002, respectively. The 2003 asset impairment charge was taken on certain assets of the rental and leasing and aftermarket parts businesses. A summary of gross profit by segment follows (in millions):

                                  Years Ended December 31,
                                  ------------------------
                                   2003    2002   $ Change
                                  -----   -----   --------
Gross Profit (Loss) by segment:
   Manufacturing                  $61.3   $22.2    $ 39.1
   Retail and Distribution         (9.2)   21.5     (30.7)
   Eliminations                     0.4     0.1       0.3
                                  -----   -----    ------
Total Gross Profit                $52.5   $43.8    $  8.7
                                  =====   =====    ======

     The manufacturing segment's gross profit increased due to higher volumes and improved product mix, coupled with realizing cost savings driven by our continuous improvement initiatives. The segment's 2003 gross profit percentage of 9.9% exceeded the 8.9% attained in 1999, the most recent production cycle peak.

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

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased $16.0 million to $41.6 million for 2003, compared to $57.6 million for the same period in 2002. The 2003 expense included $2.6 million in debt restructuring costs, $0.9 million related to the branch closings, offset in part by a $0.8 million recovery of VAT taxes. The 2002 expense included $10.6 million in bad debt expense mainly related to the finance and leasing businesses, $2.2 million in severance accruals, $1.9 million in write-downs related to the disposition of our airplane and $1.2 million in debt restructuring costs.

SELLING EXPENSES

     Selling expenses decreased $3.2 million to $19.9 million in 2003, compared to $23.1 million in 2002. The decrease primarily reflects the impact of retail branch closings and the September 2003 sale of certain assets of our trailer rental and leasing and aftermarket parts businesses.

OTHER INCOME (EXPENSE)

     Interest expense totaled $31.2 million for 2003, a decrease of $3.8 million from the prior year. Through the first three quarters of 2003, interest expense exceeded that of 2002 due to higher interest rates and increased amortization of debt costs resulting from debt restructurings in 2002 and 2003. The debt refinancing and assets sales during the second half of 2003 resulted in lower interest rates and average borrowings, respectively.

     Foreign exchange gains and losses, net were gains of $5.3 million for 2003, primarily occurring in the first six months of the year reflecting a strengthening of the Canadian dollar compared to the U.S. dollar.

     Loss on debt extinguishment of $19.8 million in 2003 primarily represents the additional costs associated with the early extinguishment of our then outstanding debt.

     Other, net for 2003 was a net expense of $2.5 million compared to a net income of $3.5 million for the same period in 2002. The 2003 period included a $3.2 million loss on the sale of a large portion of our finance portfolio, $1.3 million charge for the settlement of a legacy RoadRailer(R) transaction and a $0.8 million loss on the sale of certain assets, offset in part by gains of $2.9 million on the sale of closed branch properties. The 2002 period included gains on the sale of closed branch properties.

INCOME TAXES

     We recorded no income tax benefit in 2003 due to uncertainties surrounding the realizability of benefits associated with NOLs. The 2002 benefit recorded represents an additional realizable federal NOL carry-back claim filed and received under the provisions of the Job Creation and Worker Assistance Act of 2002, which revised the permitted carry-back period for NOLs generated during 2001 from two years to five years.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE

     Today, our capital structure is comprised of a mix of equity and debt after overcoming significant losses incurred during the years 2000 through 2003. In 2004, we were able to further solidify our financial footing through improved operating performance and proceeds from our equity offering, as well as amendments to our bank debt agreements. These 2004 actions, described below, resulted in repayment or refinancing of essentially all of our bank debt, increased our financial flexibility and further reduced the effective rate on borrowings. Our objective is to generate operating cash flows sufficient to satisfy normal requirements for working capital and capital expenditures and be positioned to take advantage of market opportunities.

Equity Offering

     On November 3, 2004, we completed the issuance of 3,450,000 shares of our common stock resulting in net proceeds of $75.7 million. With the proceeds from the issuance, we paid off the remaining balance on our bank term loan of $25.8 million, using the remaining proceeds to pay down borrowings under our bank revolver, in conjunction with the early pay-off of the bank term loan.

Debt Amendment

     On December 30, 2004, we amended and restated our asset-based loan agreement (ABL Facility), which we had originally entered into in September 2003. The amended facility is secured by our property, plant and equipment, inventory and accounts receivable and the amount available to borrow varies in relation to the balances of those accounts among other things, as defined in the agreements. As of December 31, 2004, borrowing capacity was $117.6 million with no debt outstanding. The most notable amendments to the facility included:

     - Reduced the capacity under the ABL Facility from $175 million to $125 million.

     - Extended the maturity date of the facility from September 30, 2006 to September 30, 2007.

     - Eliminated financial covenants and certain other restrictions so long as unused availability remains above $40 million.

     -    Allowed payment of cash dividends up to $10 million per year.

     -    Reduced the borrowing rates and fees.

     Interest on the ABL Facility is variable, based on the London Interbank Offer Rate (LIBOR) plus 150 basis points or the bank's alternative rate, as defined in the agreement. At December 31, 2004, the 30-day LIBOR was 2.4%. We pay a commitment fee on the unused portion of the facility at a rate of 25 points per annum. All interest and fees are paid monthly. For the quarter ended December 31, 2004, the weighted average interest rate was 4.56%.

Cash Flow

     Operating activities provided $56.9 million in cash in 2004 compared to $58.3 million in the prior year period. Improved cash flows from net income (adjusted for non-cash items) of $57.9 million was more than sufficient to fund increased working capital requirements as outlined below:

     - Accounts receivables increased $20.6 million during 2004 compared to an increase of $40.7 million in 2003, reflecting the higher level of fourth quarter sales in both years and in 2003, comparatively strong late in the year sales. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was approximately 28 days in both 2004 and 2003.

     - Inventory increased $8.5 million during 2004 compared to decreasing $51.4 million in 2003. The 2004 increase results from an average increase in raw material costs of approximately 9.7% and early purchase of approximately $6.0 million in raw materials in advance of announced price increases partially offset by reductions in new and used trailer units. The 2003 decrease results principally from the reduction of new and used trailer units in inventory. Inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns, of 10 times in 2004 was comparable to the prior year.

     - Finance contracts decreased $11.4 million in 2004 from 2003 as the wind down of our financing business continues.

     Investing activities used $8.7 million in cash during 2004, a decrease of $69.0 million from the cash provided in 2003, which included proceeds of $53.5 million from the sale of certain assets of our trailer leasing and rental and aftermarket parts businesses. The 2004 period included capital expenditures of $15.5 million, partially offset by proceeds of $6.8 million primarily from the sale of closed properties.

     Financing activities used $18.9 million in cash during 2004 primarily for the repayment of $98.8 million in debt from proceeds of a $75.7 million issuance of common stock with the remainder coming from operating cash flows. With the exception of the convertible notes, we were able to pay-off substantially all of our indebtedness in 2004.

Capital Expenditures

     Capital spending amounted to approximately $15.5 million for 2004 and is anticipated to be in the range of $25-35 million for 2005. Spending in 2005 is planned to include approximately $10 million for the first phase of a $40 million multi-year program to replace four trailer assembly lines, approximately $12 million of a $20 million two-year project for engineering and business process systems improvements and approximately $7 million for normal maintenances.

Outlook

     The industry recovery that began in 2003 is expected to continue into 2005 and beyond. ACT estimates that production of trailers in 2005 will be approximately 271,000 units. The continued expansion in production is predicated on a number of factors including improving general economic conditions and pent-up trucking industry demand for replacement units as the average age of trailer fleets increases.

     We expect to participate in the industry growth because (1) our core customers are among the dominant participants in the trucking industry, (2) our DuraPlate(R) trailer continues to have increased market acceptance, (3) our focus on developing solutions that reduce our customers trailers maintenance costs, and (4) the success we are achieving expanding our presence into the middle market carriers - approximately 1,250 carriers with fleet sizes ranging from 250 to 7,500 units that represent a fleet that totals approximately one million trailers. In 2004, we added approximately 225 new customers and sold approximately 6,000 units to this segment of the market.

     We believe that Wabash is well positioned to benefit from an increased demand for trailers because of the improvements that have been made over the last three years. As a result of our continuous improvement initiatives, we have reduced the total cost of producing a trailer and effectively increased production capacity. Additionally, we have become much more efficient in the use of working capital. Key to 2005 will be our ability to manage through the customers perception that raw material prices will decline in the near term with a corresponding decrease in new trailer prices. This perception results in reduced order size and delays in order placement.

     As of December 31, 2004, our liquidity position, cash on hand and available borrowing capacity amounted to approximately $117.6 million and debt and lease obligations, both on and off the balance sheet, amounted to approximately $132.6 million (including $5.1 million not on the balance sheet). We expect that in 2005, Wabash will be able to generate sufficient cash flow from operations to fund working capital and capital expenditure requirements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of December 31, 2004 are as follows:

          $ Millions             2005   2006    2007    2008    2009   Thereafter    Total
          ----------            -----   -----   ----   ------   ----   ----------   ------
DEBT (excluding interest):
   Senior Convertible Notes     $  --   $  --   $ --   $125.0   $ --      $ --      $125.0
   Bank Revolver                   --      --     --       --     --        --          --
   Other Notes Payable            2.0     0.5     --       --     --        --         2.5
                                -----   -----   ----   ------   ----      ----      ------
      TOTAL DEBT                $ 2.0   $ 0.5   $ --   $125.0   $ --      $ --      $127.5
                                =====   =====   ====   ======   ====      ====      ======
OTHER:
   Currency Forward Contracts   $ 0.8   $  --   $ --   $   --   $ --      $ --      $  0.8
   Operating Leases               2.4     1.6    0.4      0.2    0.1       0.4         5.1
                                -----   -----   ----   ------   ----      ----      ------
      TOTAL OTHER               $ 3.2   $ 1.6   $0.4   $  0.2   $0.1      $0.4      $  5.9
                                =====   =====   ====   ======   ====      ====      ======
OTHER COMMERCIAL COMMITMENTS:
Letters of Credit               $ 7.4   $  --   $ --   $   --   $ --      $ --      $  7.4
Purchase Commitments             45.3     9.0     --       --     --        --        54.3
Residual Guarantees               3.0     9.9    3.5       --     --        --        16.4
                                -----   -----   ----   ------   ----      ----      ------
                                $55.7   $18.9   $3.5   $   --   $ --      $ --      $ 78.1
                                =====   =====   ====   ======   ====      ====      ======

TOTAL OBLIGATIONS               $60.9   $21.0   $3.9   $125.2   $0.1      $0.4      $211.5
                                =====   =====   ====   ======   ====      ====      ======

     Residual Guarantees represent purchase commitments related to certain new and used trailer transactions as well as certain production equipment. We also have purchase options of $52.8 million on the aforementioned trailers and equipment. To the extent that the value of the underlying property is less than the residual guarantee and the value is not expected to be recovered, we have recorded a loss contingency.

     Purchase Commitments include raw material purchase commitments and minimum purchase commitments under a parts purchase agreement we entered into in connection with the sale of certain assets of our aftermarket parts distribution business. The raw material commitments relate to $33.3 million of aluminum purchases. Under the parts purchase agreement, we are required to purchase approximately $12.0 million and $9.0 million in parts from the buyer in 2005 and 2006, respectively. We do not believe the purchase commitments will exceed business requirements.

     Operating leases represent the total future minimum lease payments.

OFF-BALANCE SHEET TRANSACTIONS

     We entered into no off-balance sheet financing transactions in 2003 and 2004. As of December 31, 2004, we have operating leases with future minimum lease payments of $5.1 million, as disclosed in the preceding table.

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

     The table below presents information about the nature and rationale for Wabash's critical accounting estimates:

                           CRITICAL ESTIMATE         NATURE OF              ASSUMPTIONS/
 BALANCE SHEET CAPTION           ITEM           ESTIMATES REQUIRED         APPROACHES USED           KEY FACTORS
 ---------------------     -----------------    ------------------         ---------------           -----------
Accrued liabilities and   Warranty             Estimating warranty    We base our estimate on    Failure rates
other long-term                                requires us to         historical trends of       and estimated
liabilities                                    forecast the           units sold and payment     repair costs
                                               resolution of          amounts, combined with
                                               existing claims and    our current understanding
                                               expected future        of the status of existing
                                               claims on products     claims, recall campaigns
                                               sold.                  and discussions with our
                                                                      customers.

Accounts Receivable -     Allowance for        Estimating the         We base our estimates on   Customer financial
allowance for doubtful    doubtful accounts    allowance for          historical experience,     condition
accounts                                       doubtful accounts      the time an account is
                                               requires us to         outstanding, customer's
                                               estimate the           financial condition and
                                               financial capability   information from credit
                                               of customers to pay    rating services.
                                               for products.

Inventory                 Lower of cost or     We evaluate future     Estimates are based on     Market conditions
                          market write-downs   demand for products,   recent sales data,
                                               market conditions      historical experience,     Product type
                                               and incentive          external market analysis
                                               programs.              and third party
                                                                      appraisal services.

Property, plant and       Valuation of long-   We are required from   We estimate cash flows     Future production
equipment, goodwill and   lived assets         time-to-time to        using internal budgets     estimates
other long-term assets    and investments      review the             based on recent sales
                                               recoverability of      data, and independent      Discount rate
                                               certain of our         trailer production
                                               assets based on        volume estimates.
                                               projections of
                                               anticipated future
                                               cash flows,
                                               including future
                                               profitability
                                               assessments of
                                               various product
                                               lines.

Deferred income taxes     Recoverability of    We are required to     We use projected future    Variances in future
                          deferred tax         estimate whether       operating results, based   projected
                          assets  - in         recoverability of      upon our business plans,   profitability,
                          particular, net      our deferred tax       including a review of      including by taxing
                          operating loss       assets is more         the eligible               entity
                          carry-forwards       likely than not        carry-forward period,
                                               based on forecasts     tax planning               Tax law changes
                                               of taxable earnings.   opportunities and other
                                                                      relevant considerations.

     In addition, there are other items within our financial statements that require estimation, but are not as critical as those discussed above. Changes in estimates used in these and other items could have a significant effect on our consolidated financial statements. The determination of the fair market value of new and used trailers is subject to variation particularly in times of rapidly changing market conditions. A 5% change in the valuation of our inventories would be approximately $5 million.

OTHER

     INFLATION

     We have historically been able to offset the impact of rising costs through productivity improvements as well as selective price increases. As a result, inflation has not had, and is not expected to have a significant impact on our business.

     CUSTOMER CREDIT RISK

     We sublease certain highly specialized RoadRailer(R) equipment to Grupo Transportation Marititma Mexicana SA (TMM), who is experiencing financial difficulties. In August 2004, TMM completed the restructuring of its debt agreements and is in the process of selling certain assets. Customer payments, which have historically been timely, are behind schedule. The customer owes us $7.3 million secured by highly specialized RoadRailer(R) equipment, which due to the nature of the equipment, has a minimal recovery value.

NEW ACCOUNTING PRONOUNCEMENTS

     INVENTORY COSTS

     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (SFAS) No. 151, Inventory Costs - an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. The Statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current-period expenses regardless of how abnormal the circumstances. In addition, this Statement requires that the allocation of fixed overheads to the costs of conversion be based upon normal production capacity levels. The Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate that this Statement will have a material effect on our financial position, results of operations and cash flows.

     SHARE-BASED PAYMENTS

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, superceded APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statements of Cash Flows. Statement No. 123 (R) requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair value. The current pro forma disclosure of the impact on earnings is no longer allowed. The Statement is effective for the first interim or annual reporting period beginning after June 15, 2005. Based upon currently outstanding options expense calculated using the Black-Scholes model, the impact, net of tax, could amount to approximately $1.1 million during the second half of 2005 and $0.7 million in 2006.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices, interest rates and foreign exchange rates. The following discussion provides additional detail regarding our exposure to these risks.

     a.   Commodity Price Risks

     We are exposed to fluctuation in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We may manage aluminum price changes by entering into fixed price contracts with our suppliers. As of December 31, 2004, we had outstanding purchase commitments of approximately $33.3 million through December 2005 for materials that will be used in the production process. Because we typically do not set prices for our products more than 45-90 days in advance of our commodity purchases, we can take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.

     b.   Interest Rates

     As of December 31, 2004, we had no floating rate debt outstanding.

     c.   Foreign Exchange Rates

     We are subject to fluctuations in the Canadian dollar exchange rate that impact intercompany transactions with our Canadian subsidiary, as well as U.S. denominated transactions between the Canadian subsidiaries and unrelated parties. A five cent change in the Canadian exchange rate would result in an approximately $0.7 million impact on results of operations. We have purchased Canadian dollar foreign currency forward contracts in an effort to mitigate potential Canadian currency fluctuation impact on working capital requirements. As of December 31, 2004, we had outstanding $0.8 million in forward contracts to be settled in various increments over the next two months. The contracts are marked-to-market and not subject to hedge accounting. We do not hold or issue derivative financial instruments for speculative purposes.

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

RISKS RELATED TO OUR BUSINESS, STRATEGY AND OPERATIONS

WE HAVE GENERATED SIGNIFICANT LOSSES IN RECENT PERIODS.

     We incurred significant net losses during the three years prior to 2004. In 2004, we reported net income of $58.4 million, but we reported net losses of $232.2 million, $56.2 million and $57.2 million for the years ended December 31, 2001, 2002 and 2003, respectively. Our ability to achieve and sustain profitability in the future will depend on the successful continued implementation of measures to reduce costs and achieve sales goals, as well as the ability to pass on to customers increases in raw materials and components. While we have taken steps to lower operating costs and reduce interest expense, and have seen our sales improve in recent periods, we cannot assure you that our cost-reduction measures will be successful, sales will be sustained or increased or that we will achieve a sustained return to profitability.

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

AN ADVERSE CHANGE IN OUR CUSTOMER RELATIONSHIPS OR IN THE FINANCIAL CONDITION OF OUR CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS.

     We have relationships with a number of customers where we supply the requirements of these customers. We do not have binding agreements with these customers. Our success is dependent, to a significant extent, upon the continued strength of these relationships and the growth of our core customers. We often are unable to predict the level of demand for our products from these customers, or the timing of their orders. In addition, the same economic conditions that adversely affect us also often adversely affect our customers. As some of our customers are highly leveraged and have limited access to capital, their continued existence may be uncertain. One of our customers, Grupo Transportation Marititma Mexicana SA (TMM), which is located in Mexico, has been experiencing financial difficulties even though it restructured its debt in August 2004, and is in the process of selling certain of its assets. Payments from TMM to us are currently behind schedule. The customer owes us $7.3 million as of December 31, 2004 secured by highly specialized RoadRailer(R) equipment, which due to the nature of the equipment, has a minimal recovery value. The loss of a significant customer or unexpected delays in product purchases could adversely affect our business and results of operations.

OUR TECHNOLOGY AND PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE, WHICH COULD ADVERSELY AFFECT OUR COMPETITIVE POSITION.

     We continue to introduce new products, such as the DuraPlateHD(R) and the Freight-Pro(R) trailer. We cannot assure you that these or other new products or technologies will achieve sustained market acceptance. In addition, new technologies or products that our competitors introduce may render our products obsolete or uncompetitive. We have taken steps to protect our proprietary rights in our new products. However, the steps we have taken to protect them may not be sufficient or may not be enforced by a court of law. If we are unable to protect our proprietary rights, other parties may attempt to copy or otherwise obtain or use our products or technology. If competitors are able to use our technology, our ability to compete effectively could be harmed.

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

WE ARE SUBJECT TO CURRENCY EXCHANGE RATE FLUCTUATIONS, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

     We are subject to currency exchange rate risk related to sales through our factory-owned retail distribution centers in Canada. For the years ended December 31, 2004 and 2003, currency exchange rate fluctuations had a favorable impact of $0.5 million and $5.3 million, respectively, on our results of operations. We cannot assure you that future currency exchange rate fluctuations will not have an adverse affect on our results of operations.

RESTRICTIVE COVENANTS IN OUR DEBT INSTRUMENTS COULD LIMIT OUR FINANCIAL AND OPERATING FLEXIBILITY AND SUBJECT US TO OTHER RISKS.

     The agreements governing our indebtedness include certain covenants that restrict, among other things, our ability to:

     -    incur additional debt;

     -    pay dividends on our common stock in excess of $10 million per year;

     -    repurchase our common stock;

     -    consolidate, merge or transfer all or substantially all of our assets;

     -    make certain investments, mergers and acquisitions; and

     -    create certain liens.

     Additionally, should our available borrowing capacity drop below $40 million, we would be subject to a minimum fixed charge coverage ratio which could limit our ability to make capital expenditures and further limit the amount of dividends we could pay.

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

RISKS PARTICULAR TO THE INDUSTRY IN WHICH WE OPERATE

OUR BUSINESS IS HIGHLY CYCLICAL, WHICH COULD ADVERSELY AFFECT OUR SALES AND RESULTS OF OPERATIONS.

     The truck trailer manufacturing industry historically has been and is expected to continue to be cyclical, as well as affected by overall economic conditions. New trailer production for the trailer industry reached its most recent peak of approximately 306,000 units in 1999, falling to approximately 140,000 by 2001 and rebounding to approximately 229,000 units in 2004. Customers historically have replaced trailers in cycles that run from five to twelve years, depending on service and trailer type. Poor economic conditions can adversely affect demand for new trailers and in the past have led to an overall aging of trailer fleets beyond this typical replacement cycle. Customers' buying patterns can also reflect regulatory changes, such as the new federal hours-of-service rules and anticipated 2007 federal emissions standards. Our business is likely to continue to be highly cyclical based on current and expected economic conditions and regulatory factors.

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

     The length, height, width, maximum weight capacity and other specifications of truck trailers are regulated by individual states. The Federal government also regulates certain truck trailer safety features, such as lamps, reflective devices, tires, air-brake systems and rear-impact guards. Changes or anticipation of changes in these regulations can have a material impact on our financial results, as our customers may defer purchasing decisions and we may have to reengineer products. In addition, we are subject to various environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of storm water and underground fuel storage tanks and may be subject to liability associated with operations of prior owners of acquired property. In 2004, we paid $0.4 million and agreed to a compliance agreement with the EPA related to violations of the federal Clean Water Act at our former Huntsville, Tennessee manufacturing facility.

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

     This volatility may adversely affect the prices of our common stock regardless of our operating performance. The price of our common stock also may be adversely affected by the amount of common stock issuable upon conversion of our 3 1/4% convertible senior notes due 2008. Assuming $125 million in aggregate principal amount of these notes are converted at a conversion price of $19.20, the number of shares of our common stock outstanding would increase by 6.5 million, or approximately 21%. The conversion feature of our 3 1/4% convertible senior notes is subject to adjustment in connection with the payment of cash dividends. As a result of any future payment of a cash dividend, upon any conversion of the notes we would be required to issue additional shares of common stock.

     In addition, our common stock has experienced low trading volume in the past.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGES
                                                                           -----
Report of Independent Registered Public Accounting Firm.................     29
Consolidated Balance Sheets as of December 31, 2004 and 2003............     30
Consolidated Statements of Operations for the years ended
   December 31, 2004, 2003 and 2002.....................................     31
Consolidated Statements of Stockholders' Equity for the years
   ended December 31, 2004, 2003 and 2002...............................     32
Consolidated Statements of Cash Flows for the years ended
   December 31, 2004, 2003 and 2002.....................................     33
Notes on Consolidated Financial Statements..............................     34

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wabash National Corporation

We have audited the accompanying consolidated balance sheets of Wabash National Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wabash National Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Wabash National Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2005 expressed an unqualified opinion thereon.

                                        ERNST & YOUNG LLP

Indianapolis, Indiana
February 28, 2005

                           WABASH NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                      December 31,
                                                                                 ---------------------
                                                                                    2004        2003
                                                                                 ---------   ---------
                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                     $  41,928   $  12,552
   Accounts receivable, net                                                         87,512      66,641
   Current portion of finance contracts                                              2,185       4,727
   Inventories                                                                      94,600      84,996
   Prepaid expenses and other                                                       16,313      10,249
                                                                                 ---------   ---------
      Total current assets                                                         242,538     179,165

PROPERTY, PLANT AND EQUIPMENT, net                                                 123,626     130,594

EQUIPMENT LEASED TO OTHERS, net                                                     14,030      21,187

FINANCE CONTRACTS, net of current portion                                            3,319       6,155

GOODWILL, net                                                                       33,698      36,045

OTHER ASSETS                                                                        14,835      23,890
                                                                                 ---------   ---------
                                                                                 $ 432,046   $ 397,036
                                                                                 =========   =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                                          $   2,000   $   7,337
   Accounts payable                                                                 78,107      68,437
   Other accrued liabilities                                                        52,442      61,421
                                                                                 ---------   ---------
      Total current liabilities                                                    132,549     137,195

LONG-TERM DEBT, net of current maturities                                          125,500     219,979

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES                                       9,423      17,700

STOCKHOLDERS' EQUITY:
   Preferred stock, 300,000 shares authorized, 0 shares issued and outstanding          --          --
   Common stock 75,000,000 shares authorized, $0.01 par value, 30,807,370
      and 26,849,257 shares issued and outstanding, respectively                       309         269
   Additional paid-in capital                                                      325,512     242,682
   Retained deficit                                                               (162,097)   (220,502)
   Accumulated other comprehensive income                                            2,129         992
   Treasury stock at cost, 59,600 common shares                                     (1,279)     (1,279)
                                                                                 ---------   ---------
      Total stockholders' equity                                                   164,574      22,162
                                                                                 ---------   ---------
                                                                                 $ 432,046   $ 397,036
                                                                                 =========   =========

  The accompanying notes are an integral part of these Consolidated Statements.

                           WABASH NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                          Years Ended December 31,
                                                      --------------------------------
                                                         2004        2003       2002
                                                      ----------   --------   --------
NET SALES                                             $1,041,096   $887,940   $819,568

COST OF SALES                                            915,310    806,963    773,756

LOSS ON ASSET IMPAIRMENT                                      --     28,500      2,000
                                                      ----------   --------   --------
   Gross profit                                          125,786     52,477     43,812

GENERAL AND ADMINISTRATIVE EXPENSES                       41,600     41,635     57,625

SELLING EXPENSES                                          14,977     19,864     23,134

RESTRUCTURING CHARGE                                          --         --      1,813
                                                      ----------   --------   --------
   Income (loss) from operations                          69,209     (9,022)   (38,760)

OTHER INCOME (EXPENSE):
   Interest expense                                      (10,809)   (31,184)   (34,945)
   Foreign exchange gains and losses, net                    463      5,291          5
   Loss on debt extinguishment                              (607)   (19,840)    (1,314)
   Other, net                                                749     (2,472)     3,546
                                                      ----------   --------   --------
   Income (loss) before income taxes                      59,005    (57,227)   (71,468)

INCOME TAX EXPENSE (BENEFIT)                                 600         --    (15,278)
                                                      ----------   --------   --------
   Net income (loss)                                      58,405    (57,227)   (56,190)

PREFERRED STOCK DIVIDENDS                                     --      1,053      1,563
                                                      ----------   --------   --------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS   $   58,405   $(58,280)  $(57,753)
                                                      ==========   ========   ========
BASIC NET INCOME (LOSS) PER SHARE                     $     2.10   $  (2.26)  $  (2.43)
                                                      ==========   ========   ========
DILUTED NET INCOME (LOSS) PER SHARE                   $     1.80   $  (2.26)  $  (2.43)
                                                      ==========   ========   ========
COMPREHENSIVE INCOME (LOSS)
   Net income (loss)                                  $   58,405   $(57,227)  $(56,190)
   Foreign currency translation adjustment                 1,137      1,256         42
                                                      ----------   --------   --------
NET COMPREHENSIVE INCOME (LOSS)                       $   59,542   $(55,971)  $(56,148)
                                                      ==========   ========   ========

 The accompanying notes are an integral part of these Consolidated Statements.

                           WABASH NATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                     Preferred Stock     Common Stock     Additional   Retained      Other
                                    ----------------  ------------------    Paid-In    Earnings  Comprehensive  Treasury
                                     Shares   Amount    Capital   Amount    Capital   (Deficit)  Income (Loss)    Stock     Total
                                    --------  ------  ----------  ------  ----------  ---------  -------------  --------  --------
BALANCES, December 31, 2001          482,041   $ 5    23,013,847   $230    $236,804   $(104,469)    $ (306)     $(1,279)  $130,985

   Net loss for the year                  --    --            --     --          --     (56,190)        --           --    (56,190)
   Foreign currency translation           --    --            --     --          --          --         42           --         42
   Preferred stock dividends              --    --            --     --          --      (1,563)        --           --     (1,563)
   Preferred stock conversion       (130,041)   (2)    2,589,687     26         334          --         --           --        358
   Common stock issued under:
      Employee stock purchase plan        --    --         5,312      1          47          --         --           --         48
      Employee stock bonus plan           --    --        10,300     --          89          --         --           --         89
      Stock option plan                   --    --        11,168     --          82                                             82
      Outside directors' plan             --    --        16,746     --         133          --         --           --        133
                                    --------   ---    ----------   ----    --------   ---------     ------      -------   --------
BALANCES, December 31, 2002          352,000   $ 3    25,647,060   $257    $237,489   $(162,222)    $ (264)     $(1,279)  $ 73,984

   Net loss for the year                  --    --            --     --          --     (57,227)        --           --    (57,227)
   Foreign currency translation           --    --            --     --          --          --      1,256           --      1,256
   Preferred stock dividends              --    --            --     --          --      (1,053)        --           --     (1,053)
   Preferred stock conversion       (352,000)   (3)      823,256      8          (7)         --         --           --         (2)
   Restricted stock amortization          --    --            --     --         225          --         --           --        225
   Common stock issued under:
      Employee stock bonus plan           --    --         6,370     --          74          --         --           --         74
      Stock option plan                   --    --       360,114      4       4,800          --         --           --      4,804
      Outside directors' plan             --    --        12,457     --         101          --         --           --        101
                                    --------   ---    ----------   ----    --------   ---------     ------      -------   --------
BALANCES, December 31, 2003               --   $--    26,849,257   $269    $242,682   $(220,502)    $  992      $(1,279)  $ 22,162

   Net income for the year                --    --            --     --          --      58,405         --           --     58,405
   Foreign currency translation           --    --            --     --          --          --      1,137           --      1,137
   Restricted stock amortization          --    --        20,242     --         425          --         --           --        425
   Common stock issued under:
      Equity offering                     --    --     3,450,000     35      75,667          --         --           --     75,702
      Employee stock bonus plan           --    --         7,720     --         224          --         --           --        224
      Stock option plan                   --    --       476,498      4       6,407          --         --           --      6,411
      Outside directors' plan             --    --         3,653      1         107          --         --           --        108
                                    --------   ---    ----------   ----    --------   ---------     ------      -------   --------
BALANCES, December 31, 2004               --   $--    30,807,370   $309    $325,512   $(162,097)    $2,129      $(1,279)  $164,574
                                    ========   ===    ==========   ====    ========   =========     ======      =======   ========

 The accompanying notes are an integral part of these Consolidated Statements.

                           WABASH NATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                  Years Ended December 31,
                                                                             ---------------------------------
                                                                                2004        2003        2002
                                                                             ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                         $  58,405   $ (57,227)    (56,190)
   Adjustments to reconcile net cash provided by (used in) operating activities:
      Depreciation and amortization                                             19,441      23,788      28,626
      Net (gain) loss on the sale of assets                                     (2,089)        723      (1,322)
      Provision (credit) for losses on accounts receivable and
         finance contracts                                                        (231)        474       9,773
      Cash used for restructuring activities                                    (3,007)     (3,372)       (373)
      Restructuring and other related charges                                       --          --       1,813
      Used trailer valuation charges                                               448       2,562       5,443
      Loss contingencies                                                            --          --       2,831
      Loss on debt extinguishment                                                  607      19,840       1,314
      Loss on asset impairment                                                      --      28,500       2,000
      Changes in operating assets and liabilities:
         Accounts receivable                                                   (20,640)    (40,749)     19,695
         Finance contracts                                                       5,070      16,469       5,602
         Inventories                                                            (8,485)     51,416      58,335
         Refundable income taxes                                                  (258)        824      24,762
         Prepaid expenses and other                                               (458)      5,009      (4,016)
         Accounts payable and accrued liabilities                                5,081      11,286       9,776
         Other, net                                                              3,040      (1,280)      1,815
                                                                             ---------   ---------   ---------
            Net cash provided by operating activities                           56,924      58,263     109,884
                                                                             ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                        (15,495)     (6,518)     (5,703)
   Additions to equipment leased to others                                          --          --      (9,792)
   Proceeds from Asset Sales                                                        --      53,479          --
   Proceeds from sale of leased equipment                                           --       6,498       5,295
   Proceeds from the sale of property, plant and equipment                       6,800       6,861      16,617
                                                                             ---------   ---------   ---------
            Net cash (used in) provided by investing activities                 (8,695)     60,320       6,417
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of bank term loans and revolving credit facility          --     135,309      80,402
   Proceeds from issuance of convertible senior notes                               --     125,000          --
   Proceeds from issuance of common stock                                       75,702          --          --
   Proceeds from exercise of stock options                                       5,261       4,804         351
   Borrowings under trade receivables and revolving credit facilities          667,522     197,650      56,798
   Payments under trade receivables and revolving credit facilities           (727,879)   (225,501)   (146,491)
   Payments under long-term debt and capital lease obligations                 (39,459)   (367,089)    (78,589)
   Preferred stock dividends paid                                                   --      (1,584)       (443)
   Debt issuance costs paid                                                         --     (10,279)     (3,805)
                                                                             ---------   ---------   ---------
            Net cash used in financing activities                              (18,853)   (141,690)    (91,777)
                                                                             ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            29,376     (23,107)     24,524
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  12,552      35,659      11,135
                                                                             ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $  41,928   $  12,552   $  35,659
                                                                             =========   =========   =========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest                                                                  $   9,021   $  21,774   $  27,913
   Income taxes paid (refunded), net                                         $   1,137   $    (832)  $ (38,153)
Capital lease obligations incurred                                           $      --   $      --   $  14,731

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Basis of Consolidation

     The consolidated financial statements reflect the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany profits, transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior periods to conform to the current year presentation. These reclassifications had no effect on net losses for the periods previously reported.

     b.   Use of Estimates

     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that directly affect the amounts reported in its consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

     c.   Foreign Currency Accounting

     The financial statements of the Company's Canadian subsidiary have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (FASB) Statement No. 52, Foreign Currency Translation. Assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Revenues and expenses have been translated using a weighted-average exchange rate for the period. The resulting translation adjustments are recorded as Accumulated Other Comprehensive Income (Loss) in Stockholders' Equity. Gains or losses resulting from foreign currency transactions are included in Foreign Exchange Gains and Losses, net on the Company's Consolidated Statements of Operations. The Company recorded foreign currency gains of $0.5 million in 2004, $5.3 million in 2003 and $0 million in 2002.

     As a result of a reevaluation of the retail and distribution business in 2003, the Company concluded to close 12 locations, including two in Canada. In addition, the review resulted in management designating $30 million CDN of intercompany loans to its Canadian subsidiary as a permanent investment. Accordingly, beginning July 1, 2003, gains and losses associated with the permanent investment were charged to Accumulated Other Comprehensive Income
(Loss) on the Consolidated Balance Sheets. As of December 31, 2004 and 2003, accumulated gains of $2.6 million and $0.9 million, respectively, have been recorded related to this permanent investment.

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

     e.   Used Trailer Trade Commitments

     The Company has commitments with certain customers to accept used trailers on trade for new trailer purchases. These commitments arise in the normal course of business related to future new trailer orders. The Company has accepted trade-ins from customers of approximately $37.9 million, $32.8 million and $40.5 million in 2004, 2003 and 2002, respectively. As of December 31, 2004 and 2003, the Company had approximately $4.4 million and $6.1 million, respectively, of outstanding trade commitments with customers, which approximates the net realizable value. The Company's policy is to recognize losses related to these commitments, if any, at the time the new trailer revenue is recognized.

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

                                 Years Ended December 31,
                               ---------------------------
                                2004      2003       2002
                               ------   --------   -------
Balance at beginning of year   $4,160   $ 16,217   $14,481
   Provision (credit)            (231)       474     9,773
   Write-offs, net               (944)   (12,531)   (8,037)
                               ------   --------   -------
Balance at end of year         $2,985   $  4,160   $16,217
                               ======   ========   =======

     h.   Inventories

     Inventories are primarily stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured inventory includes raw material, labor and overhead. Inventories consist of the following (in thousands):

                                  December 31,
                               -----------------
                                 2004      2003
                               -------   -------
Raw materials and components   $36,146   $24,189
Work in progress                 4,653     4,364
Finished goods                  35,017    38,198
Aftermarket parts                6,115     5,953
Used trailers                   12,669    12,292
                               -------   -------
                               $94,600   $84,996
                               =======   =======

     The Company continually reviews the valuation of the used trailer inventory and writes down the value of individual units when the carrying value exceeds the estimated market value. Write downs amounting to $0.4 million, $2.6 million and $5.4 million were charged to Cost of Sales on the Consolidated Statement of Operations for 2004, 2003 and 2002, respectively.

     i.   Prepaid Expenses and Other

     Prepaid expenses and other at December 31, 2004 and 2003 were $16.3 million and $10.2 million, respectively. Prepaid expenses and other primarily includes prepaid expenses and assets held for sale. Prepaid expenses include insurance premiums and computer software maintenance which are generally amortized over one year periods. Assets held for sale, which include closed manufacturing facilities and branch locations, were $12.3 million and $7.0 million at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, assets held for sale included $1.7 million for a closed manufacturing facility, that was closed as part of the Company's 2001 restructuring. In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company continues to review the assets for potential impairment and appropriate classification as assets held for sale.

     During the fourth quarter of 2004, the Company committed to a plan to dispose of certain branch locations. In accordance with SFAS No. 144, $8.3 million of property, plant and equipment and, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, $3.2 million of goodwill allocated from the retail and distribution segment were reclassified to assets held for sale (see Footnote 2(l) for further discussion). Additionally, the carrying value of these assets was reviewed for recoverability resulting in a write-down of $1.2 million charged to Other, net in the Consolidated Statement of Operations.

     j.   Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred, and expenditures that extend the useful life of the asset are capitalized. Depreciation is recorded using the straight-line method over the estimated useful lives of the depreciable assets. Estimated useful lives are 33 years for buildings and building improvements and range from three to 10 years for machinery and equipment. Depreciation expense on property, plant and equipment was $13.0 million, $13.4 million and $14.7 million for 2004, 2003 and 2002, respectively.

     Property, plant and equipment consist of the following (in thousands):

                                          December 31,
                                      --------------------
                                         2004       2003
                                      ---------   --------
Land                                  $  19,226   $ 23,376
Buildings and building improvements      84,228     86,193
Machinery and equipment                 124,123    114,498
Construction in progress                  2,433      3,059
                                      ---------   --------
                                        230,010    227,126
Less--accumulated depreciation         (106,384)   (96,532)
                                      ---------   --------
                                      $ 123,626   $130,594
                                      =========   ========

     In the second quarter of 2003, as part of an evaluation of certain assets of its aftermarket parts business, the Company recorded a loss on asset impairment, which included $5.1 million for property, plant and equipment. See Footnote 5 for further discussion of this impairment.

     In the fourth quarter of 2004, $8.3 million of property, plant and equipment was reclassified to Prepaid Expenses and Other as assets held for sale. See Footnote 2(i) for further discussion.

     k.   Equipment Leased to Others

     Equipment leased to others at December 31, 2004 and 2003 was $14.0 million and $21.2 million, net of accumulated depreciation of $9.3 million and $8.9 million, respectively. Additions to equipment leased to others are classified as investing activities on the Consolidated Statements of Cash Flows. Equipment leased to others is depreciated over the estimated life of the equipment or the term of the underlying lease arrangement, not to exceed 15 years, with a 20% residual value or a residual value equal to the estimated market value of the equipment at lease termination. Depreciation expense on equipment leased to others, including capital lease assets, was $3.1 million, $6.4 million and $9.3 million for 2004, 2003 and 2002, respectively. The future minimum lease payments to be received under the lease arrangement are $1.1 million per year for 2005-2009 and $1.5 million thereafter.

     During the second quarter of 2003, the Company recorded an asset impairment charge of approximately $22 million on certain assets of its trailer leasing and rental business and later on September 19, 2003, completed the sale of these assets, which were included in Equipment Leased to Others on the Consolidated Balance Sheets. See Footnote 5 for further discussion of this transaction.

     l. Goodwill

     The changes in the carrying amount of goodwill, net of accumulated amortization of $1.9 million and $1.6 million, respectively, for the years ended December 31, 2003 and 2004 are as follows (in thousands):

                                                   Retail and
                                  Manufacturing   Distribution     Total
                                  -------------   -------------   -------
Balance as of January 1, 2003        $18,357         $16,295      $34,652
   Effects of foreign currency            --           2,743        2,743
   Asset Impairment                       --          (1,350)      (1,350)
                                     -------         -------      -------
Balance as of December 31, 2003       18,357          17,688       36,045
   Effects of foreign currency            --             862          862
   Allocated to disposals                 --          (3,209)      (3,209)
                                     -------         -------      -------
Balance as of December 31, 2004      $18,357         $15,341      $33,698
                                     =======         =======      =======

     In accordance with SFAS No. 142, the Company tests goodwill for impairment on an annual basis or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company estimates fair value based upon the present value of future cash flows. In estimating the future cash flows, the Company takes into consideration the overall and industry economic conditions and trends, market risk of the Company and historical information. The Company has conducted annual impairment tests as of October 1, 2002, 2003 and 2004 and determined that no impairment of goodwill existed.

     In the second quarter of 2003, as part of an evaluation of certain assets of its aftermarket parts business, the Company recorded a loss on asset impairment, which included $1.4 million of goodwill related to its aftermarket parts business. See Footnote 5 for further discussion of this impairment.

     During the fourth quarter of 2004, as part of a plan to dispose of certain branch locations, $3.2 million of goodwill in retail and distribution was allocated to the disposed locations and reclassified to Prepaid Expenses and Other as assets held for sale. The allocation was based on the relative fair values of the retained and to be disposed of businesses.

     m. Other Assets

     The Company has other intangible assets including patents and licenses, non-compete agreements and technology costs which are being amortized on a straight-line basis over periods ranging from two to 12 years. As of December 31, 2004 and 2003, the Company had gross intangible assets of $15.5 million ($3.0 million net of amortization) and $17.3 million ($4.3 million net of amortization), respectively. Amortization expense for 2004, 2003 and 2002 was $1.3 million, $1.8 million and $2.4 million, respectively, and is estimated to be $0.9 million, $0.7 million, $0.5 million, $0.4 million and $0.2 million for 2005, 2006, 2007, 2008 and 2009, respectively.

     The Company capitalizes the cost of computer software developed or obtained for internal use in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized software is amortized using the straight-line method over three to five years. As of December 31, 2004 and 2003, the Company had software costs, net of amortization of $0.2 million and $2.1 million, respectively. Amortization expense for 2004, 2003 and 2002 was $2.0 million, $2.1 million and $2.2 million, respectively.

     n. Long-Lived Assets

     Long-lived assets are reviewed for impairment in accordance with SFAS No. 144, whenever facts and circumstances indicate that the carrying amount may not be recoverable. Specifically, this process involves comparing an asset's carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life. If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations. Fair value is determined based upon discounted cash flows or appraisals as appropriate.

     o. Other Accrued Liabilities

     The following table presents the major components of Other Accrued Liabilities (in thousands):

                             Years Ended December 31,
                            -------------------------
                                 2004      2003
                                -------   -------
Payroll and related taxes       $12,716   $12,980
Warranty accruals                 8,399    10,614
Accrued taxes                     4,525     8,131
Self-insurance accruals           8,159     7,446
All other                        18,643    22,250
                                -------   -------
                                $52,442   $61,421
                                =======   =======

     The following table presents the changes in certain significant accruals included in Other Accrued Liabilities as follows (in thousands):

                                  Warranty Accruals   Self-Insurance Accruals
                                  -----------------   -----------------------
Balance as of January 1, 2003          $12,587                $  6,738
   Accruals                              6,310                  23,728
   Payments                             (8,283)                (23,020)
                                       -------                --------
Balance as of December 31, 2003        $10,614                $  7,446
   Accruals                              4,897                  23,413
   Payments                             (7,112)                (22,700)
                                       -------                --------
Balance as of December 31, 2004        $ 8,399                $  8,159
                                       =======                ========

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

     p. Income Taxes

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

     q. Stock-Based Compensation

     The Company follows APB No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options and, accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. However, SFAS No. 123, Accounting for Stock-Based Compensation, as amended requires pro forma presentation as if compensation costs had been expensed under the fair value method. For purposes of pro forma disclosure, the estimated fair value of the options at the date of grant is amortized to expense over the vesting period. Additional information regarding stock-based compensation is included in Footnote 11. The following table illustrates the effect on net loss and loss per share as if compensation expense had been recognized (in thousands, except for loss-per-share amounts):

                                                   Years Ended December 31,
                                                -----------------------------
                                                  2004      2003       2002
                                                -------   --------   --------
   Report net (income) loss                     $58,405   $(57,227)  $(56,190)
   Pro forma stock-based compensation expense
      (net of tax)                               (2,613)    (2,670)    (1,671)
   Stock-based employee compensation expense
      recorded (net of tax)                         417        225         --
                                                -------   --------   --------
   Pro forma net income (loss)                  $56,209   $(59,672)  $(57,861)
                                                =======   ========   ========

Basic earnings per share:
   Reported net income (loss) per share         $  2.10   $  (2.26)  $  (2.43)
                                                =======   ========   ========
   Pro forma net income (loss) per share        $  2.02   $  (2.36)  $  (2.50)
                                                =======   ========   ========

Diluted earnings per share:
   Reported net income (loss) per share         $  1.80   $  (2.26)  $  (2.43)
                                                =======   ========   ========
   Pro forma net income (loss) per share        $  1.74   $  (2.36)  $  (2.50)
                                                =======   ========   ========

     r. New Accounting Pronouncements

     Inventory Costs. In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. The statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current-period expenses regardless of how abnormal the circumstances. In addition, this Statement requires that the allocation of fixed overheads to the costs of conversion be based upon normal production capacity levels. The Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate that this statement will have a material effect on financial position, results of operations and cash flows.

     Share-Based Payments. In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, superceded APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statements of Cash Flows. Statement No. 123R requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair value. The current pro forma disclosure of the impact on earnings is no longer allowed. The Statement is effective for the first interim or annual reporting period beginning after June 15, 2005. Based upon currently outstanding options, expense, net of tax, calculated using the Black-Scholes model would amount to approximately $1.1 million during the second half of 2005 and $0.7 million in 2006.

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information for certain financial instruments. The differences between the carrying amounts and the estimated fair values, using the methods and assumptions listed below, of the Company's financial instruments at December 31, 2004, and 2003 were immaterial, with the exception of the Senior Convertible Notes.

     Cash and Cash Equivalents, Accounts Receivable and Accounts Payable. The carrying amounts reported in the Consolidated Balance Sheets approximate fair value.

     Long-Term Debt. The fair value of long-term debt, including the current portion, is estimated based on current quoted market prices for similar issues or debt with the same maturities. The interest rates on the Company's bank borrowings under its Bank Facility are adjusted regularly to reflect current market rates. The estimated fair value of the Company's Senior Convertible Notes, based on market quotes, is approximately $187 million and $214 million, compared to a carrying value of $125 million, as of December 31, 2004 and 2003, respectively. The carrying values of the remainder of the Company's long-term borrowings approximate fair value.

     Foreign Currency Forward Contracts. As of December 31, 2004 and 2003, the Company has $0.8 million and $3.9 million, respectively, in outstanding foreign currency forward contracts included in Other Accrued Liabilities that are not in a material gain or loss position.

4.   RESTRUCTURING AND OTHER RELATED CHARGES

     In December 2000, the Company recorded restructuring and other related charges totaling $46.6 million, primarily related to the Company's exit from manufacturing products for export to markets outside of North America, international leasing and financing activities and the consolidation of certain domestic operations. An additional $1.6 million was subsequently provided primarily to recognize the assumption of financial guarantees.

     The Company continues to pursue the sale of a facility, which had a fair market value of $0.8 million at December 31, 2004 and 2003, and is classified in Prepaid Expenses and Other on the Consolidated Balance Sheets.

     Details of the restructuring charges and reserve for the 2000 Restructuring Plan are as follows (in thousands):

                                                               Utilized
                                   Original  Additional  ------------------    Balance
                                  Provision   Provision  2000-2003    2004    12/31/04
                                  ---------  ----------  ---------  -------  ----------
Restructuring of majority-owned
 operations                        $36,338     $  227    $(33,629)  $(2,936)    $--
Restructuring of minority
 interest operations                 5,832      1,381      (5,980)   (1,233)     --
Inventory write-down and
 other charges                       4,480         --      (4,480)       --      --
                                   -------     ------    --------   -------     ---
Total restructuring and other
 related charges                   $46,650     $1,608    $(44,089)  $(4,169)    $--
                                   =======     ======    ========   =======     ===

     The restructuring reserve of $4.2 million at December 31, 2003 was included in Other Accrued Liabilities on the Consolidated Balance Sheets. The Company paid $2.6 million and $3.1 million to settle financial and equipment guarantees during 2004 and 2003, respectively.

5.   DIVESTITURES

     a.   Asset Sale

     In September 2003, the Company completed the sale of a portion of its trailer leasing and finance operations and a portion of its aftermarket parts distribution operations for approximately $53.5 million in cash. The principal assets sold consisted of tangible assets (i.e., accounts receivable, inventory and equipment held for lease), relationships with a specific subset of the Company's customers and a portion of the Company's Retail and Distribution business. In accordance with SFAS No. 144, the Company has not reflected these sales as discontinued operations as only a portion of a component was sold, the Company will continue to generate cash flows from these components and the Company will continue to be involved in the operations of the disposed assets through, among other things, purchase and supply agreements. Net proceeds from the sale were used to repay a portion of the Company's outstanding indebtedness. Loss on the disposition amounted to $29.3 million, including a $28.5 million asset impairment charge recorded in the second quarter of 2003 to recognize that estimated cash flows were insufficient to support the carrying value. The additional $0.8 million loss was derived as follows (in thousands):

Assets sold         $52,801
Transaction costs     1,503
Less proceeds        53,479
                    -------
                    $   825
                    =======

     b.   Finance Portfolio Sale

     In the fourth quarter of 2003, the Company completed the sale of a large portion of the remaining finance contracts in its finance portfolio. Proceeds were $12.2 million and resulted in a charge of $4.1 million, reflecting the Company's loss on the sale, including $0.9 million for debt extinguishment charges.

6.   PER SHARE OF COMMON STOCK

     Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted loss per share is determined using net income (loss) applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands):

                                                           Years Ended December 31,
                                                        -----------------------------
                                                          2004      2003       2002
                                                        -------   --------   --------
Basic earnings (loss) per share:
   Net income (loss) applicable to common
     stockholders                                       $58,405   $(58,280)  $(57,753)
                                                        =======   ========   ========
   Weighted average common shares outstanding            27,748     25,778     23,791
                                                        =======   ========   ========
   Basic income (loss) per share                        $  2.10   $  (2.26)  $  (2.43)
                                                        =======   ========   ========
Diluted earnings (loss) per share:
   Net income (loss) applicable to common
     stockholders                                       $58,405   $(58,280)  $(57,753)
   After-tax equivalent of interest on
     convertible notes                                    4,828         --         --
                                                        -------   --------   --------
   Diluted net income (loss) applicable to common
     stockholders                                       $63,233   $(58,280)  $(57,753)
                                                        =======   ========   ========
   Weighted average common shares outstanding            27,748     25,778     23,791
   Dilutive stock options/shares                            832         --         --
   Convertible notes equivalent shares                    6,510         --         --
                                                        -------   --------   --------
   Diluted weighted average common shares outstanding    35,090     25,778     23,791
                                                        =======   ========   ========
   Diluted income (loss) per share                      $  1.80   $  (2.26)  $  (2.43)
                                                        =======   ========   ========

     Average shares outstanding diluted exclude the antidilutive effects of convertible preferred stock and redeemable stock options totaling approximately
1.1 million shares and 0.9 million shares in 2003 and 2002, respectively.

7.   OTHER LEASE ARRANGEMENTS

     a.   Equipment Financing

     The Company has entered into agreements for the sale and leaseback of certain production equipment at its manufacturing locations. During 2004, the Company purchased the equipment under two of the agreements for $7.1 million. As of December 31, 2004, the unamortized lease values related to the remaining agreements are approximately $1.8 million. Future minimum lease payments related to these arrangements are $1.0 million and $0.8 million for 2005 and 2006, respectively. The end of term residual guarantees and purchase options are minimal. These agreements contain no financial covenants; however, they do contain non-financial covenants including cross default provisions which could be triggered if the Company is not in compliance with covenants in other debt or leasing arrangements.

     Total rent expense for these leases in 2004, 2003 and 2002 were $3.9 million, $4.2 million and $4.4 million, respectively.

     b.   Other Lease Commitments

     The Company leases office space, manufacturing, warehouse and service facilities and equipment under operating leases, the majority of which expire through 2009. Future minimum lease payments required under these other lease commitments as of December 31, 2004 are as follows (in thousands):

             Payments
             --------
   2005       $1,394
   2006          722
   2007          401
   2008          236
   2009          140
Thereafter       394
              ------
              $3,287
              ======

     Total rental expense under operating leases was $2.3 million, $4.0 million and $5.4 million for 2004, 2003 and 2002, respectively.

8.   FINANCE CONTRACTS

     The Company previously provided financing for the sale of new and used trailers to its customers. The Company no longer originates finance contracts. The financing is principally structured in the form of finance leases, typically for a five-year term.

     Finance Contracts, as shown on the accompanying Consolidated Balance Sheets, are as follows (in thousands):

                               December 31,
                            -----------------
                              2004      2003
                            -------   -------
Lease payments receivable   $ 5,242   $11,439
Estimated residual value        688       801
                            -------   -------
                              5,930    12,240
Unearned finance charges       (548)   (1,479)
                            -------   -------
                              5,382    10,761
Other, net                      122       121
                            -------   -------
                              5,504    10,882
Less: current portion        (2,185)   (4,727)
                            -------   -------
                            $ 3,319   $ 6,155
                            =======   =======

     The future minimum lease payments to be received from finance contracts as of December 31, 2004 are as follows (in thousands):

       Amounts
       -------
2005    2,558
2006    2,453
2007      205
2008       26
        -----
        5,242
        =====

9.   DEBT

     a.   Long-term debt consists of the following (in thousands):

                                           December 31,
                                       -------------------
                                         2004       2003
                                       --------   --------
Bank Revolver (due 2007)               $     --   $ 60,358
Bank Term Loan                               --     36,766
Senior Convertible Notes (due 2008)     125,000    125,000
Other Notes Payable (7.25% due 2006)      2,500      5,192
                                       --------   --------
                                        127,500    227,316
   Less: Current maturities              (2,000)    (7,337)
                                       --------   --------
                                       $125,500   $219,979
                                       ========   ========

     b. Maturities of long-term debt at December 31, 2004, are as follows (in thousands):

              Amounts
             --------
   2005      $  2,000
   2006           500
   2007            --
   2008       125,000
Thereafter         --
              -------
             $127,500
             ========

     c.   Senior Convertible Notes

     The Company has $125 million of 3.25% five-year senior unsecured convertible notes (convertible notes), which are currently convertible into 6.5 million shares of the Company's common stock. The convertible notes have a conversion price of $19.20 or a rate of 52.0833 shares per $1,000 principal amount of note. The convertible notes bear interest at 3.25% per annum payable semi-annually on February 1 and August 1. If not converted, the balance is due on August 1, 2008.

     d.   Bank Facility

     In 2004, the Company paid off the $25.8 million remaining balance on its bank term loan with a portion of the proceeds from an equity offering. As a result, the Company wrote-off $0.6 million in unamortized deferred debt costs of the bank term loan as a loss on debt extinguishment.

     On December 30, 2004, the Company amended and restated its asset-based loan agreement (ABL Facility). The most notable amendments to the facility included:

     - Reducing the capacity under the ABL Facility from $175 million to $125 million;

     - Extending the maturity date of the facility from September 30, 2006 to September 30, 2007;

     - Eliminating financial covenants and certain other restrictions so long as unused availability remains above $40 million;

     -    Allowing the Company to pay cash dividends up to $10 million; and

     -    Reducing the borrowing rates and fees

     The amended facility is secured by the Company's property, plant and equipment, inventory and accounts receivable and the amount available to borrow varies in relation to the balances of those accounts among other things, as defined in the agreements. As of December 31, 2004, borrowing capacity under the revolver was $117.6 million.

     Interest on the ABL Facility revolver is variable, based on the London Interbank Offer Rate (LIBOR) plus 150 basis points or the bank's alternative rate, as defined in the agreement. At December 31, 2004, the 30-day LIBOR was 2.4%. The Company pays a commitment fee on the unused portion of the facility at a rate of 25 points per annum. All interest and fees are paid monthly. For the quarter ended December 31, 2004, the weighted average interest rate was 4.56%.

     e.   Covenants

     The Company is in compliance with all covenants of the ABL Facility as of December 31, 2004.

10.  STOCKHOLDERS' EQUITY

     a.   Common Stock

     On November 3, 2004, the Company completed the sale of 3,450,000 shares of its common stock at a public offering price of $23.25. The sale generated net proceeds of $75.7 million which was used to pay down its bank indebtedness.

     b.   Preferred Stock

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

     As of December 31, 2004 and 2003, the Company had 300,000 shares of Series A Junior Participating Preferred Shares authorized with no shares issued and outstanding.

     The Board of Directors has the authority to issue up to 25 million shares of unclassified preferred stock and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.

     c.   Stockholders' Rights Plan

     In November 1995, the Company's Board of Directors adopted a Stockholders' Rights Plan (the "Rights Plan"). The Rights Plan is designed to deter coercive or unfair takeover tactics in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover of Wabash on terms that are favorable and fair to all stockholders and will not interfere with a merger approved by the Board of Directors. Each right entitles stockholders to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $120. The rights will be exercisable only if a person or a group acquires or announces a tender or exchange offer to acquire 20% or more of the Company's Common Stock or if the Company enters into other business combination transactions not approved by the Board of Directors. In the event the rights become exercisable, the rights plan allows for the Company's stockholders to acquire stock of Wabash or the surviving corporation, whether or not Wabash is the surviving corporation having a value twice that of the exercise price of the rights. The rights will expire December 28, 2005 or are redeemable for $0.01 per right by our Board under certain circumstances.

11.  STOCK-BASED INCENTIVE PLANS

     a.   Stock Option and Stock Related Plans

     The Company has stock incentive plans that provide for the issuance of stock appreciation rights (SAR) and the granting of common stock options to officers and other eligible employees.

     Restricted Stock. From time-to-time, the Company has granted to certain key employees and outside directors shares of the Company's stock to be earned over time. These shares are granted at par value and recorded at the market price on the date of grant with an offsetting balance representing the unearned portion. These grants have been made under the 2000 Stock Option Plan and 2004 Stock Incentive Plan. The grants generally vest over periods ranging from two to five years. As of December 31, 2004 and 2003, there were 117,627 shares and 55,467 shares, respectively, of restricted stock grants outstanding and not fully vested with an unearned balance of $1.5 million and $0.3 million, respectively, included in additional paid-in-capital. In 2004 and 2003, the Company recorded amortization expense of $0.4 million and $0.2 million, respectively, related to restricted stock.

     Stock Options. At the Annual Meeting of Stockholders in May of 2004, the 2004 Stock Incentive Plan was approved making available 1,100,000 shares for issuance, as well as a reduction of shares available for granting under the 2000 Stock Option Plan to 100,000 shares. The Company has three non-qualified stock option plans (the 1992, 2000 and 2004 Stock Option Plans) which allow eligible employees to purchase shares of common stock at a price not less than market price at the date of grant. Under the terms of the Stock Option Plans, up to an aggregate of approximately 3,850,000 shares are reserved for issuance, subject to adjustment for stock dividends, recapitalizations and the like. Options granted to employees under the Stock Option Plans generally become exercisable in annual installments over three to five years depending upon the grant. Options granted to non-employee directors of the Company are fully vested and exercisable six months after the date of grant. All options granted expire 10 years after the date of grant.

     The Company has issued non-qualified stock options in connection with inducing certain individuals to commence employment with the Company. In the aggregate, the Company has issued options to purchase 385,000 shares of common stock to three individuals. The exercise price for each option granted was set by the Compensation Committee at the fair market value of the shares subject to that option. The Compensation Committee set vesting schedules that vest over three years. Upon a change in control of the Company, all outstanding shares subject to options vest. The term of each option is 10 years.

     A summary of stock option activity and weighted-average exercise prices for the periods indicated are as follows:

                                   Number of   Weighted-Average
                                    Options     Exercise Price
                                   ---------   ----------------
Outstanding at December 31, 2001   1,777,725         19.39
   Granted                           375,000         10.01
   Exercised                         (11,168)         7.38
   Cancelled                        (294,981)        17.37
                                   ---------
Outstanding at December 31, 2002   1,846,576         17.93
   Granted                           953,250          8.46
   Exercised                        (360,114)        13.34
   Cancelled                        (563,360)        25.16
                                   ---------
Outstanding at December 31, 2003   1,876,352         11.83
   Granted                           241,055         25.12
   Exercised                        (476,498)        13.35
   Cancelled                        (281,374)        13.47
                                   ---------
Outstanding at December 31, 2004   1,359,535         13.31
                                   =========

     The following table summarizes information about stock options outstanding at December 31, 2004:

                                 Weighted   Weighted                 Weighted
    Range of                     Average     Average      Number      Average
    Exercise         Number     Remaining   Exercise   Exercisable   Exercise
     Prices       Outstanding      Life       Price    at 12/31/04     Price
    --------      -----------   ---------   --------   -----------   --------
$ 6.68 - $10.01     928,050        7.9       $ 8.61      155,397      $ 8.76
$10.02 - $13.35       3,000        6.4       $12.95        3,000      $12.95
$13.36 - $16.69      32,000        3.9       $15.36       32,000      $15.36
$16.70 - $20.03      18,750        2.0       $18.90       18,750      $18.90
$20.04 - $23.36     112,575        4.6       $21.52      105,909      $21.61
$23.37 - $26.70     187,660        9.4       $23.92           --      $ 0.00
$26.71 - $30.04      61,000        2.7       $28.75       61,000      $28.75
$30.05 - $33.38      16,500        0.7       $33.38       16,500      $33.38

     Using the Black-Scholes option valuation model, the estimated fair values of options granted during 2004, 2003 and 2002 were $15.35, $4.61 and $5.67 per option, respectively. Principal assumptions used in applying the Black-Scholes model were as follows:

Black-Scholes Model Assumptions   2004       2003       2002
-------------------------------   ----       ----       ----
Risk-free interest rate            4.7%       4.0%       5.1%
Expected volatility               52.1%      53.5%      49.4%
Expected dividend yield            0.5%       1.3%       1.3%
Expected term                       10 yrs.    10 yrs.    10 yrs.

     b.   Other Stock Plans

     The Company has a Stock Bonus Plan (the "Bonus Plan"). Under the terms of the Bonus Plan, common stock may be granted to employees under terms and conditions as determined by the Board of Directors. During 2004, 2003 and 2002, 7,720, 6,370 and 10,300 shares, respectively, were issued to employees at an average price of $28.95, $11.58 and $8.64, respectively. The expense associated with the grants is recognized when the shares are granted and amounted to $224,000, $74,000 and $89,000 in 2004, 2003 and 2002, respectively. At December
31, 2004 and 2003, there were 452,290 and 460,010 shares, respectively, available for offering under the Bonus Plan.

12.  EMPLOYEE 401(K) SAVINGS PLAN

     Substantially all of the Company's employees are eligible to participate in a defined contribution plan that qualifies as a safe harbor plan under Section 401(k) of the Internal Revenue Code. The Plan provides for the Company to match, in cash, a percentage of each employee's contributions up to certain limits. The Company's matching contribution and related expense for the plan was approximately $2.8 million, $2.6 million and $1.0 million for 2004, 2003 and 2002, respectively.

13.  INCOME TAXES

     a.   Income Tax Expense (Benefit)

     The consolidated income tax expense (benefit) for 2004, 2003 and 2002 consists of the following components (in thousands):

                                          2004   2003     2002
                                          ----   ----   --------
Current:
   U.S. Federal                           $102    $--   $(13,789)
   Foreign                                  --     --        979
   State                                   498     --     (2,468)
Deferred                                    --     --         --
                                          ----    ---   --------
Total consolidated expense (benefit)      $600    $--   $(15,278)
                                          ====    ===   ========

     The Company's effective tax rate differed from the U.S. Federal statutory rate of 35% as follows:

                                                           2004       2003       2002
                                                         --------   --------   --------
Pretax book income (loss)                                $ 59,005   $(57,227)  $(71,468)
   Federal tax expense (benefit) at 35% statutory rate     20,652    (20,029)   (25,014)
   State and local income taxes                               498         --     (1,604)
   U.S. federal alternative minimum tax                       400         --         --
   Valuation allowance                                    (20,317)    18,857     12,706
   Other                                                     (633)     1,172     (1,366)
                                                         --------   --------   --------
Total income tax expense (benefit)                       $    600   $     --   $(15,278)
                                                         ========   ========   ========

     b.   Deferred Taxes

     The Company's deferred income taxes are primarily due to temporary differences between financial and income tax reporting for the depreciation of property, plant and equipment and tax credits and losses carried forward.

     The Company has a U.S. federal tax net operating loss carryforward of approximately $174 million, which will expire beginning in 2022, if unused, and which may be subject to other limitations under IRS rules. The Company has various, multistate income tax net operating loss carryforwards which have been recorded as a deferred income tax asset of approximately $20 million, before allowances for impairment due to potential unrealizability. The Company has various U.S. federal income tax credit carryforwards which will expire beginning in 2013, if unused. Under SFAS No. 109, Accounting for Income Taxes, deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has determined that a valuation allowance is necessary and, accordingly, has recorded a valuation allowance for all deferred tax assets as of December 31, 2004 and 2003, respectively. In future periods, the Company will evaluate the deferred income tax asset valuation allowance and adjust (reduce) the allowance when management has determined that impairment to future realizability of the related deferred tax assets, or a portion thereof, has been removed as provided in the criteria set forth in SFAS No. 109.

     The components of deferred tax assets and deferred tax liabilities as of December 31, 2004 and 2003 were as follows (in thousands):

                                                      2004        2003
                                                    --------   ---------
Deferred tax (assets):
   Tax credits and loss carryforwards               $(85,453)  $(104,814)
   Operations restructuring                               --     (22,852)
   Other                                             (11,828)    (52,328)
Deferred tax liabilities:
   Property, plant and equipment                       6,048      68,979
   Intangibles                                         2,457       2,403
   Other                                               1,947      21,744
                                                    --------   ---------
Net deferred tax asset before valuation allowance    (86,829)  $ (86,868)
                                                    --------   ---------
Valuation allowance                                   86,829   $  86,868
                                                    --------   ---------
Net deferred tax asset                              $     --   $      --
                                                    ========   =========

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

     In connection with a federal environmental investigation into the Company's former Huntsville, Tennessee manufacturing facility, the Company paid a $0.4 million fine related to two misdemeanor violations of the Clean Water Act, and entered into a compliance agreement with the United States Environmental Protection Agency (EPA), which was finalized in November 2004. We do not believe that the entering into of the compliance agreement will have a material adverse impact on the results or operations of the Company.

     b.   Environmental

     The Company generates and handles certain material, wastes and emissions in the normal course of operations that are subject to various and evolving federal, state and local environmental laws and regulations.

     The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for the treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of December 31, 2004, the Company had an estimated reserve of $0.5 million for remediation activities at a branch property which is held for sale.

     c.   Used Trailer Restoration Program

     During 1999, the Company reached a settlement with the IRS related to federal excise tax on certain used trailers restored by the Company during 1996 and 1997. The Company has continued the restoration program with the same customer since 1997. The customer has indemnified the Company for any potential excise tax assessed by the IRS for years subsequent to 1997. As a result, the Company has recorded a liability and a corresponding receivable of approximately $6.1 and $9.0 million in the accompanying Consolidated Balance Sheets at December 31, 2004 and 2003, respectively. During 2001, the IRS completed its federal excise tax audit of 1999 and 1998 resulting in an assessment of approximately $5.4 million. The Company believes it is fully indemnified for this liability and that the related receivable is fully collectible.

     d.   Letters of Credit

     As of December 31, 2004, the Company had standby letters of credit totaling approximately $7.4 million issued in connection with workers compensation claims and surety bonds.

     e.   Royalty Payments

     The Company is obligated to make quarterly royalty payments through 2007 in accordance with a licensing agreement related to the development of the Company's composite plate material used on its proprietary DuraPlate(R) trailer. The amount of the payments varies with the production volume of usable material, but requires minimum royalties of $0.5 million annually through 2005. Annual payments were $0.7 million, $1.1 million and $1.0 million in 2004, 2003 and 2002, respectively.

     f.   Used Trailer Residual Guarantees and Purchase Commitments

     In connection with certain historical new trailer sale transactions, the Company had entered into agreements to guarantee end-of-term residual value, which contain an option to purchase the used equipment at a pre-determined price. By policy, the Company no longer provides used trailer residual guarantees.

     Under these agreements, future payments which may be required as of December 31, 2004 are as follows (in thousands):

       Purchase Option   Guarantee Amount
       ---------------   ----------------
2005       $52,464            $ 2,991
2006            --              9,807
2007            --              3,527
           -------            -------
           $52,464            $16,325
           =======            =======

     In relation to the guarantees, as of December 31, 2004 and 2003, the Company recorded loss contingencies of $0.1 million and $1.4 million, respectively.

     g.   Purchase Commitments

     As part of the sale of certain assets of our aftermarket parts business, as discussed in Footnote 5, the Company entered into a parts purchase agreement with the buyer. As amended, the Company is required to purchase $24 million in parts from the buyer between October 2004 and September 2006. The Company does not believe the purchase commitment will exceed business requirements. The buyer is subject to certain performance requirements. The Company also has $33.3 million in purchase commitments through December 2005 for aluminum to meet production requirements.

15.  SEGMENTS AND RELATED INFORMATION

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

                                                             Retail and     Combined                   Consolidated
                                            Manufacturing   Distribution    Segments    Eliminations       Total
                                            -------------   ------------   ----------   ------------   ------------
2004
Net sales
External customers                            $805,993        $235,103     $1,041,096    $      --      $1,041,096
Intersegment sales                             107,685           1,975        109,660     (109,660)             --
                                              --------        --------     ----------    ---------      ----------
Total net sales                               $913,678        $237,078     $1,150,756    $(109,660)     $1,041,096
                                              ========        ========     ==========    =========      ==========
Depreciation and amortization                   13,357           6,084         19,441           --          19,441
Income (loss) from operations                   73,898          (2,879)        71,019       (1,810)         69,209
Reconciling items to net loss:
   Interest income                                                                                            (129)
   Interest expense                                                                                         10,809
   Foreign exchange gains and losses, net                                                                     (463)
   Loss on debt extinguishment                                                                                 607
   Other (income) expense                                                                                     (620)
   Income tax expense                                                                                          600
                                                                                                        ----------
Net loss                                                                                                    58,405
                                                                                                        ==========

Capital expenditures                          $ 14,240        $  1,255     $   15,495    $      --      $   15,495
Assets                                        $410,087        $185,479     $  595,566    $(163,520)     $  432,046

2003
Net sales
External customers                            $620,120        $267,820     $  887,940    $      --      $  887,940
Intersegment sales                              52,172             878         53,050      (53,050)             --
                                              --------        --------     ----------    ---------      ----------
Total net sales                               $672,292        $268,698     $  940,990    $ (53,050)     $  887,940
                                              ========        ========     ==========    =========      ==========

Depreciation and amortization                   13,843           9,945         23,788           --          23,788
Loss from operations                            27,828         (37,283)        (9,455)         433          (9,022)
Reconciling items to net loss:
   Interest income                                                                                            (406)
   Interest expense                                                                                         31,184
   Foreign exchange gains and losses, net                                                                   (5,291)
   Loss on debt extinguishment                                                                              19,840
   Other (income) expense                                                                                    2,878
                                                                                                        ----------
Net loss                                                                                                   (57,227)
                                                                                                        ==========
Capital expenditures                          $  5,672        $    846     $    6,518    $      --      $    6,518
Assets                                        $370,325        $188,477     $  558,802    $(161,766)     $  397,036

2002
Net sales
External customers                            $492,267        $327,301     $  819,568    $      --      $  819,568
Intersegment sales                              37,793           4,188         41,981      (41,981)             --
                                              --------        --------     ----------    ---------      ----------
Total net sales                               $530,060        $331,489     $  861,549    $ (41,981)     $  819,568
                                              ========        ========     ==========    =========      ==========

Depreciation and amortization                   15,152          13,474         28,626           --          28,626
Restructuring charge from operations             1,813              --          1,813           --           1,813
Loss from operations                           (16,566)        (22,287)       (38,853)          93         (38,760)
Reconciling items to net loss:
   Interest income                                                                                            (282)
   Interest expense                                                                                         34,945
   Foreign exchange gains and losses, net                                                                       (5)
   Loss on debt extinguishment                                                                               1,314
   Other (income) expense                                                                                   (3,264)
   Income tax benefit                                                                                      (15,278)
                                                                                                        ----------
Net loss                                                                                                   (56,190)
                                                                                                        ==========
Capital expenditures                          $  4,514        $  1,189     $    5,703    $      --      $    5,703
Assets                                        $387,263        $340,505     $  727,768    $(162,199)     $  565,569

     b.   Geographic Information

     International sales, primarily to Canadian customers, accounted for less than 10% in each of the last three years.

     At December 31, 2004 and 2003, the amount reflected in property, plant and equipment, net of accumulated depreciation related to the Company's Canadian subsidiary was approximately $2.0 million.

     c.   Product Information

     The Company offers products primarily in three general categories of new trailers, used trailers and parts and service. Other sales include leasing revenues, interest income from finance contracts and freight. The following table sets forth the major product category sales and their percentage of consolidated net sales (dollars in thousands):

                           2004                2003               2002
                    ------------------   ----------------   ----------------
New Trailers        $  914,468    87.8%  $690,465    77.8%  $563,496    68.8%
Used Trailers           52,960     5.1     64,843     7.3     92,317    11.3
Parts and Service       58,246     5.6     98,789    11.1    119,627    14.6
Other                   15,422     1.5     33,843     3.8     44,128     5.3
                    ----------   -----   --------   -----   --------   -----
Total Sales         $1,041,096   100.0%  $887,940   100.0%  $819,568   100.0%
                    ==========   =====   ========   =====   ========   =====

     d.   Major Customers

     In 2004, no customer represented 10% or greater of consolidated net sales. The Company had one customer that represented 14% of consolidated net sales in 2003, and another customer that represented 11% of consolidated net sales in 2002. The Company's consolidated net sales in the aggregate to its five largest customers were 23%, 27% and 30% of its consolidated net sales in 2004, 2003 and 2002, respectively.

16.  CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for fiscal years 2004, 2003 and 2002 (dollars in thousands except per share amounts).

                                     First     Second         Third        Fourth
                                    Quarter    Quarter       Quarter       Quarter
                                   --------   --------      --------      --------
2004
   Net sales                       $221,597   $254,899      $277,243      $287,357
   Gross profit                    $ 23,122   $ 36,635      $ 36,922      $ 29,107
   Net income                      $  6,859   $ 18,262      $ 20,294      $ 12,990
   Basic earnings per share(1)     $   0.25   $   0.67      $   0.74      $   0.44
   Diluted earnings per share(1)   $   0.23   $   0.56      $   0.62      $   0.39
2003
   Net sales                       $222,508   $230,231      $215,450      $219,751
   Gross profit (loss)             $ 23,166   $ (3,855)     $ 17,012      $ 16,154
   Net income (loss)               $  1,430   $(27,268)(2)  $(29,641)(3)  $ (1,748)(4)
   Basic and diluted loss per
      share(1)                     $   0.05   $  (1.07)     $  (1.16)     $  (0.08)
2002
   Net sales                       $161,952   $210,251      $241,474      $205,891
   Gross profit                    $    519   $  7,310      $ 22,684      $ 13,299
   Net loss                        $(14,589)  $(21,677)     $ (8,319)     $(11,605)
   Basic and diluted loss per
      share(1)                     $  (0.65)  $  (0.96)     $  (0.37)     $  (0.46)

(1) Earnings (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may differ from annual earnings per share due to rounding.

(2) The second quarter 2003 results include a $28.5 million loss on asset impairment, as discussed in Footnote 5.

(3) The third quarter 2003 results include an $18.9 million loss on debt extinguishment, related to its debt refinancing.

(4) The fourth quarter 2003 results include a $4.1 million loss on the sale of a large portion of the Company's finance contracts.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A--CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures

     Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of December 31, 2004.

     Changes in Internal Controls

     There were no changes in the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2004 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

     Report of Management on Internal Control Over Financial Reporting

     The management of Wabash National Corporation (the Company), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

     Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that internal control over financial reporting is effective as of December 31, 2004.

     Ernst & Young LLP, an Independent Registered Public Accounting Firm, has audited the Company's consolidated financial statements and has issued an attestation report on management's assessment of the Company's internal control over financial reporting which appears on the following page.

William P. Greubel   President and Chief Executive Officer
Robert J. Smith      Senior Vice President and Chief Financial Officer

February 28, 2005

     Report of Independent Registered Public Accounting Firm

     The Board of Directors and Shareholders of Wabash National Corporation

     We have audited management's assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Wabash National Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wabash National Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that Wabash National Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Wabash National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wabash National Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of Wabash National Corporation and our report dated February 28, 2005 expressed an unqualified opinion thereon.

                                        ERNST & YOUNG LLP

Indianapolis, Indiana
February 28, 2005

PART III

ITEM 10--EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company hereby incorporates by reference the information contained under the heading "Election of Directors" from its definitive Proxy Statement to be delivered to stockholders of the Company in connection with the 2004 Annual Meeting of Stockholders to be held May 12, 2005.

     The following are the executive officers of the Company:

        NAME          AGE                       POSITION
        ----          ---                       --------
William P. Greubel     53   President, Chief Executive Officer and Director
Richard J. Giromini    51   Executive Vice President and Chief Operating Officer
Rodney P. Ehrlich      59   Senior Vice President - Chief Technology Officer
Brent A. Larson        39   Senior Vice President - Sales and Marketing
Timothy J. Monahan     52   Senior Vice President - Human Resources
Robert J. Smith        58   Senior Vice President - Chief Financial Officer
Jerry R. Linzey        41   Senior Vice President - Manufacturing

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

     Richard J. Giromini. Mr. Giromini was promoted to Executive Vice President and Chief Operation Officer on February 28, 2005. He had been Senior Vice President - Chief Operating Officer since joining the Company on July 15, 2002. He has also served as President and a Director of Wabash National Trailer Centers, Inc. since January 2004. Prior to joining Wabash, Mr. Giromini spent his entire career in the automotive industry. Most recently, Mr. Giromini was with Accuride Corporation from April 1998 to July 2002, where he served in capacities as Senior Vice President - Technology and Continuous Improvement; Senior Vice President and General Manager - Light Vehicle Operations; and President and CEO of AKW LP. Previously, Mr. Giromini was employed by ITT Automotive, Inc. from 1996 to 1998 serving as the Director of Manufacturing.

     Rodney P. Ehrlich. Mr. Ehrlich has been Senior Vice President - Chief Technology Officer of the Company since January 2004. From 2001-2003, Mr. Ehrlich was Senior Vice President of Product Development. Mr. Ehrlich has been in charge of the Company's engineering operations since the Company's founding.

     Brent A. Larson. Mr. Larson has been Senior Vice President - Sales since March 2003. From December 2001 until February 2003, Mr. Larson was our Vice President - Sales. Prior to that, Mr. Larson was Senior Vice President and owner of a Canadian trailer distributorship, Breadner Trailers Ltd., for over seven years. Prior to that, Mr. Larson was Account Executive, Large Accounts for IBM Corporation for over eight years.

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

     Robert J. Smith. Mr. Smith was appointed Senior Vice President - Chief Financial Officer in October 2004, after serving as our Acting Chief Financial Officer since June 2004, and our Vice President and Controller since joining us in March 2003. Before joining us, Mr. Smith served from 2000 to 2001 as Director of Finance for KPMG Consulting, Inc., now BearingPoint, Inc.; from 1993 to 2000 with Great Lakes Chemical Corp. (serving from 1998 to 2000 as vice president and controller) and from 1983 to 1993 with Olin Corporation, including as chief financial officer for several of its divisions.

     Jerry R. Linzey. Mr. Linzey was promoted to Senior Vice President - Manufacturing on March 1, 2005. He had been Vice President, Manufacturing since September 2002. Mr. Linzey has been Vice President, Continuous Improvement since joining us on June 6, 2002. Prior to that, Mr. Linzey was Director, North American Operations, for Stanley Fastening Systems. Previously, Mr. Linzey was employed by Delphi Automotive Systems from 1985 to 2000 in manufacturing, engineering and quality positions of increasing responsibility.

     Code of Ethics

     As part of our system of corporate governance, our Board of Directors has adopted a code of ethics that is specifically applicable to our Chief Executive Officer and Senior Financial Officers. This code of ethics is available on our website at www.wabashnational.com/about.

ITEM 11--EXECUTIVE COMPENSATION

     The Company hereby incorporates by reference the information contained under the heading "Compensation" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2005 Annual Meeting of Stockholders to be held May 12, 2005.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company hereby incorporates by reference the information contained under the heading "Beneficial Ownership of Common Stock" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2005 Annual Meeting of Stockholders to be held on May 12, 2005.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company hereby incorporates by reference the information contained under the headings "Related Party Transactions" and "Equity Compensation Plan Information" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2005 Annual Meeting of Stockholders to be held on May 12, 2005.

ITEM 14--PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by Item 14 of this form and the audit committee's pre-approval policies and procedures regarding the engagement of the principal accountant are incorporated herein by reference from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2005 Annual Meeting of Stockholders to be held on May 12, 2005 under the caption "Audit Committee Report - Independent Auditor Fees."

PART IV

ITEM 15--EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements: The Company has included all required financial statements in Item 8 of this Form 10-K. The financial statement schedules have been omitted as they are not applicable or the required information is included in the Notes to the consolidated financial statements.

(b) Exhibits: The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

2.01     Purchase Agreement dated March 31, 1997, as amended (1)

2.02     Asset Purchase Agreement dated July 22, 2003 (14)

2.03     Amendment No. 1 to the Asset Purchase Agreement dated
         September 19, 2003 (14)

3.01     Certificate of Incorporation of the Company (2)

3.02     Certificate of Designations of Series A Junior Participating Preferred
         Stock (2)

3.03     Amended and Restated By-laws of the Company (9)

4.01     Specimen Stock Certificate (7)

4.02 Rights Agreement between the Company and Harris Trust and Savings Bank as Rights Agent dated December 4, 1995 (2)

4.03     First Amendment to Shareholder Rights Agreement dated October 21, 1998
         (3)

4.04     Second Amendment to Shareholder Rights Agreement dated December 18,
         2000 (5)

4.05 Indenture for the 3.25% Convertible Senior Notes due August 1, 2008, between the registrant, as issuer, and Wachovia Bank, National
         Association, as Trustee, dated as of August 1, 2003 (13)

4.06     Registration Rights Agreement for 3.25% Convertible Senior Notes due
         August 1, 2008, dated August 1, 2003 (13)

10.01#   1992 Stock Option Plan (2)

10.02    Indemnification Agreement between the Company and Roadway Express, Inc.
         (4)

10.03#   2000 Stock Option Plan (6)

10.04#   Consulting and Non-Competition Agreement dated July 16, 2001 between
         Donald J. Ehrlich and Wabash National Corporation (7)

10.05#   2001 Stock Appreciation Rights Plan (8)

10.06#   Executive Employment Agreement dated April 2002 between the Company and
         William P. Greubel (9)

10.07# Executive Employment Agreement dated June 28, 2002 between the Company and Richard J. Giromini (10)

10.08#   Nonqualified Stock Option Agreement dated July 15, 2002 between the
         Company and Richard J. Giromini (10)

10.09#   Restricted Stock Agreement between the Company and Richard J. Giromini
         (10)

10.10# Executive Employment Agreement dated June 14, 2002 between the Company and Mark R. Holden (10)

10.11#   Nonqualified Stock Option Agreement dated May 6, 2002 between the
         Company and Mark R. Holden (10)

10.12#   Non-qualified Stock Option Agreement between the Company and William P.
         Greubel (10)

10.13#   First Amendment to Executive Employment Agreement dated December 4,
         2002 between the Company and William P. Greubel (11)

10.14#   Restricted Stock Agreement between the Company and William P. Greubel
         (11)

10.15#   Second Amendment to Executive Employment Agreement dated June 2, 2003 between the Company and William P. Greubel (12)

10.16    Loan and Security Agreement dated September 23, 2003 (15)

10.17    Amendment No. 1 to Loan and Security Agreement dated October 23, 2003
         (15)

10.18    Amendment No. 3 to Loan and Security Agreement dated December 11, 2003
         (15)

10.19#   2004 Stock Incentive Plan (16)

10.20    Waiver and Amendment No. 4 to Loan and Security Agreement dated
         September 9, 2004 (17)

10.21#   Form of Associate Stock Option Agreements under the 2004 Stock
         Incentive Plan (17)

10.22#   Form of Associate Restricted Stock Agreements under the 2004 Stock
         Incentive Plan (17)

10.23#   Form of Executive Stock Option Agreements under the 2004 Stock
         Incentive Plan (17)

10.24#   Form of Executive Restricted Stock Agreements under the 2004 Stock
         Incentive Plan (17)

10.25    Amended and Restated Loan and Security Agreement dated December 30,
         2004 (18)

21.00    List of Significant Subsidiaries (19)

23.01    Consent of Ernst & Young LLP (19)

31.01    Certification of Principal Executive Officer (19)

31.02    Certification of Principal Financial Officer (19)

32.01    Written Statement of Chief Executive Officer and Chief Financial
         Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18
         U.S.C. Section 1350) (19)

     #    Management contract or compensatory plan.

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

     (11) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2002

     (12) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2003

     (13) Incorporated by reference to the Registrant's registration statement Form S-3 (Registration No. 333-109375) filed on October 1, 2003

     (14) Incorporated by reference to the Registrant's Form 8-K filed on September 29, 2003

     (15) Incorporated by reference to the Registrant's Form 10-K/A Amendment No. 3 for the year ended December 31, 2003

     (16) Incorporated by reference to the Registrant's Form 10-Q filed on August 9, 2004

     (17) Incorporated by reference to the Registrant's Form 10-Q filed on October 27, 2004

     (18) Incorporated by reference to the Registrant's Form 8-K filed on January 5, 2005

     (19) Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           WABASH NATIONAL CORPORATION


March 3, 2005                     By: /s/ Robert J. Smith
                                      ------------------------------------------
                                      Robert J. Smith
                                      Senior Vice President and Chief Financial
                                         Officer
                                      (Principal Financial Officer and Principal
                                         Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date                              Signature and Title
----                              -------------------


March 3, 2005                     By: /s/ William P. Greubel
                                      ------------------------------------------
                                      William P. Greubel
                                      President and Chief Executive Officer and
                                         Director
                                      (Principal Executive Officer)


March 3, 2005                     By: /s/ Robert J. Smith
                                      ------------------------------------------
                                      Robert J. Smith
                                      Senior Vice President and Chief Financial
                                         Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)


March 3, 2005                     By: /s/ John T. Hackett
                                      ------------------------------------------
                                      John T. Hackett
                                      Chairman of the Board of Directors


March 3, 2005                     By: /s/ David C. Burdakin
                                      ------------------------------------------
                                      David C. Burdakin
                                      Director


March 3, 2005                     By: /s/ Ludvik F. Koci
                                      ------------------------------------------
                                      Ludvik F. Koci
                                      Director


March 3, 2005                     By: /s/ Martin C. Jischke
                                      ------------------------------------------
                                      Dr. Martin C. Jischke
                                      Director


March 3, 2005                     By: /s/ Stephanie K. Kushner
                                      ------------------------------------------
                                      Stephanie K. Kushner
                                      Director


March 3, 2005                     By: /s/ Ronald L. Stewart
                                      ------------------------------------------
                                      Ronald L. Stewart
                                      Director


March 3, 2005                     By: /s/ Larry J. Magee
                                      ------------------------------------------
                                      Larry J. Magee
                                      Director