Form 10-Q
period 2005-03-31
WABASH NATIONAL CORP /DE
filed 2005-04-29
CIK 879526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2005

                                       OR

[ ]              TRANSITION REPORT UNDER SECTION 13 0R 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ____________ TO _________
                         COMMISSION FILE NUMBER: 1-10883

                           WABASH NATIONAL CORPORATION
                           ---------------------------
             ( Exact name of registrant as specified in its charter)

          Delaware                                              52-1375208
          --------                                              ----------
  (State of Incorporation)                                    (IRS Employer
                                                          Identification Number)
1000 Sagamore Parkway South,      [WABASH NATIONAL LOGO]

     Lafayette, Indiana                                           47905
     ------------------                                           -----
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

                                   YES [X] NO [ ]

The number of shares of common stock outstanding at April 25, 2005 was 31,118,545.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                         Name of exchange on which registered
----------------------------------------    ------------------------------------
Common stock, $0.01 par value               New York Stock Exchange
Series A Preferred Share Purchase Rights    New York Stock Exchange

                           WABASH NATIONAL CORPORATION

                                      INDEX

                                    FORM 10-Q

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
         March 31, 2005 and December 31, 2004                                 3

         Condensed Consolidated Statements of Operations
         For the three months ended March 31, 2005 and 2004                   4

         Condensed Consolidated Statements of Cash Flows
         For the three months ended March 31, 2005 and 2004                   5

         Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          14

Item 4.  Controls and Procedures                                             14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         15

Item 3.  Defaults upon Senior Securities                                     15

Item 4.  Submission of Matters to a Vote of Security Holders                 15

Item 5.  Other Information                                                   15

Item 6.  Exhibits                                                            16

         Signature                                                           16

                           WABASH NATIONAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 March 31,     December 31,
                                                                                   2005            2004
                                                                                 ---------     ------------
                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $  27,029     $    41,928
  Accounts receivable, net                                                         102,286          87,512
  Current portion of finance contracts                                               1,591           2,185
  Inventories                                                                      137,201          94,600
  Prepaid expenses and other                                                        13,370          16,313
                                                                                 ---------     -----------
    Total current assets                                                           281,477         242,538

PROPERTY, PLANT AND EQUIPMENT, net                                                 121,847         123,626

EQUIPMENT LEASED TO OTHERS, net                                                     12,558          14,030

FINANCE CONTRACTS, net of current portion                                            2,897           3,319

GOODWILL, net                                                                       33,529          33,698

OTHER ASSETS                                                                        18,301          14,835
                                                                                 ---------     -----------
                                                                                 $ 470,609     $   432,046
                                                                                 =========     ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                                           $   2,000     $     2,000
  Accounts payable                                                                 102,622          78,107
  Other accrued liabilities                                                         47,487          52,442
                                                                                 ---------     -----------
    Total current liabilities                                                      152,109         132,549

LONG-TERM DEBT, net of current maturities                                          125,000         125,500

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES                                       9,159           9,423

STOCKHOLDERS' EQUITY:
  Preferred stock, 300,000 shares authorized, 0 shares issued and outstanding            -               -
  Common stock 75,000,000 shares authorized, $0.01 par value, 31,095,805
    and 30,807,370 shares issued and outstanding, respectively                         313             309
  Additional paid-in capital                                                       328,394         325,512
  Retained deficit                                                                (145,018)       (162,097)
  Accumulated other comprehensive income                                             1,931           2,129
  Treasury stock at cost, 59,600 common shares                                      (1,279)         (1,279)
                                                                                 ---------     -----------
    Total stockholders' equity                                                     184,341         164,574
                                                                                 ---------     -----------
                                                                                 $ 470,609     $   432,046
                                                                                 =========     ===========

           See Notes to Condensed Consolidated Financial Statements.

                           WABASH NATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                               Three Months Ended
                                                    March 31,
                                             -----------------------
                                                2005         2004
                                             ---------     ---------
NET SALES                                    $ 256,105     $ 221,597

COST OF SALES                                  221,707       198,475
                                             ---------     ---------

  Gross profit                                  34,398        23,122

GENERAL AND ADMINISTRATIVE EXPENSES              9,218        10,473

SELLING EXPENSES                                 3,996         3,775
                                             ---------     ---------
  Income from operations                        21,184         8,874

OTHER INCOME (EXPENSE):
  Interest expense                              (1,618)       (2,897)
  Foreign exchange gains and losses, net          (142)         (140)
  Other, net                                      (792)        1,022
                                             ---------     ---------

  Income before income taxes                    18,632         6,859

INCOME TAX EXPENSE                                 153             -
                                             ---------     ---------

NET INCOME                                   $  18,479     $   6,859
                                             =========     =========
COMMON STOCK DIVIDENDS DECLARED              $   0.045     $       -
                                             =========     =========

BASIC NET INCOME PER SHARE                   $    0.60     $    0.25
                                             =========     =========

DILUTED NET INCOME PER SHARE                 $    0.52     $    0.23
                                             =========     =========

COMPREHENSIVE INCOME
  Net income                                 $  18,479     $   6,859
  Foreign currency translation adjustment         (198)         (229)
                                             ---------     ---------
NET COMPREHENSIVE INCOME                     $  18,281     $   6,630
                                             =========     =========

           See Notes to Condensed Consolidated Financial Statements.

                           WABASH NATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                   ----------------------
                                                                                     2005         2004
                                                                                   --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $ 18,479         6,859
  Adjustments to reconcile net cash provided by (used in) operating activities:
    Depreciation and amortization                                                     4,243         4,984
    Net (gain) loss on the sale of assets                                               680          (524)
    Provision (credit) for losses on accounts receivable and finance contracts         (179)           45
    Trailer valuation charges                                                            58           164
    Changes in operating assets and liabilities:
     Accounts receivable                                                            (14,595)      (29,118)
     Finance contracts                                                                  918         1,205
     Inventories                                                                    (42,610)       (3,250)
     Prepaid expenses and other                                                        (521)           77
     Accounts payable and accrued liabilities                                        19,100        10,915
     Other, net                                                                         290           254
                                                                                   --------     ---------
      Net cash used in operating activities                                         (14,137)       (8,389)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                               (6,348)       (1,571)
  Proceeds from the sale of property, plant and equipment                             3,528         2,033
                                                                                   --------     ---------
      Net cash (used in) provided by investing activities                            (2,820)          462

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                             2,558         2,792
  Borrowings under revolving credit facility                                         15,672       143,205
  Payments under revolving credit facility                                          (15,672)     (136,609)
  Payments under long-term debt agreements                                             (500)       (2,195)
                                                                                   --------     ---------
    Net cash provided by financing activities                                         2,058         7,193
                                                                                   --------     ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (14,899)         (734)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     41,928        12,552
                                                                                   --------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 27,029     $  11,818
                                                                                   ========     =========

            See Notes to Condensed Consolidated Financial Statements

                           WABASH NATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    GENERAL

      The condensed consolidated financial statements of Wabash National Corporation (the Company) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations and cash flows. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2004 Annual Report on Form 10-K.

      Certain items previously reported in specific condensed consolidated financial statement captions have been reclassified to conform to the 2005 presentation.

2.    INVENTORIES

      Inventories consisted of the following (in thousands):

                               March 31,    December 31,
                                 2005          2004
                               ---------    ------------
Raw material and components    $  47,295    $     36,146
Work in process                    8,934           4,653
Finished goods                    59,015          35,017
After-market parts                 6,064           6,115
Used trailers                     15,893          12,669
                               ---------    ------------
                               $ 137,201    $     94,600
                               =========    ============

3.    NEW ACCOUNTING PRONOUNCEMENTS

      Share-Based Payments. In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, superceded APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statements of Cash Flows. Statement No. 123R requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair value. The current pro forma disclosure of the impact on earnings is no longer allowed. The Statement is effective for the fiscal years beginning after June 15, 2005. Based upon currently outstanding options, expense, net of tax, calculated using the Black-Scholes model would amount to approximately $1.1 million in 2006.

4.    STOCK-BASED COMPENSATION

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

                                                                       2005           2004
                                                                     ----------     ----------
  Report net income                                                  $   18,479     $    6,859
  Pro forma stock-based compensation expense (net of tax)                  (868)          (399)
  Stock-based employee compensation expense recorded (net of tax)           218             50
                                                                     ----------     ----------
  Pro forma net income                                               $   17,829     $    6,510
                                                                     ==========     ==========
Basic earnings per share:
  Reported net income per share                                      $     0.60     $     0.25
                                                                     ==========     ==========
  Pro forma net income per share                                     $     0.58     $     0.24
                                                                     ==========     ==========
Diluted earnings per share:
  Reported net income per share                                      $     0.52     $     0.23
                                                                     ==========     ==========
  Pro forma net income per share                                     $     0.50     $     0.22
                                                                     ==========     ==========

5.    CONTINGENCIES

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

6.    NET INCOME PER SHARE

      Per share results have been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts (in thousands, except per share amounts):

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                            2005                 2004
                                                           -------              -------
Basic earnings per share:
  Net income applicable to common stockholders             $18,479              $ 6,859
                                                           =======              =======
  Weighted average common shares outstanding                30,914               26,990
                                                           =======              =======
  Basic earnings per share                                 $  0.60              $  0.25
                                                           =======              =======
Diluted earnings per share:
  Net income applicable to common stockholders             $18,479              $ 6,859
  After-tax equivalent of interest on convertible notes      1,210                1,204
                                                           -------              -------
  Diluted net income application to common stockholders    $19,689              $ 8,063
                                                           =======              =======
  Weighted average common shares outstanding                30,914               26,990
  Dilutive stock options                                       508                  985
  Convertible notes equivalent shares                        6,510                6,510
                                                           -------              -------
  Diluted weighted average common shares outstanding        37,932               34,485
                                                           =======              =======
  Diluted earnings per share                               $  0.52              $  0.23
                                                           =======              =======

7.    SEGMENTS

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

      Reportable segment information is as follows (in thousands):

  THREE MONTHS ENDED                        Retail and                      Consolidated
    MARCH 31, 2005        Manufacturing    Distribution    Eliminations        Totals
----------------------    -------------    ------------    ------------     ------------
Revenues
    External customers    $     194,072    $     62,033    $         -      $    256,105
    Intersegment sales           37,593               -        (37,593)                -
                          -------------    ------------    -----------      ------------
Total Revenues            $     231,665    $     62,033    $   (37,593)     $    256,105
                          =============    ============    ===========      ============

Income from operations    $      21,841    $        838    $    (1,495)     $     21,184

  THREE MONTHS ENDED
    MARCH 31, 2004
-----------------------------
Revenues
   External customers            $164,055    $ 57,542     $      -     $221,597
   Intersegment sales              24,141           -      (24,141)           -
                                 --------    --------     --------     --------
Total Revenues                   $188,196    $ 57,542     $(24,141)    $221,597
                                 ========    ========     ========     ========

Income (loss) from operations    $ 10,772      (1,915)    $     17     $  8,874

      Product Information

      The Company offers products primarily in three categories: new trailers, used trailers and parts and service. Other sales include leasing revenues, interest income from finance contracts and freight. The following table sets forth the major product categories and their percentage of total net sales (dollars in thousands):

                          Three Months Ended March 31,
                     --------------------------------------
                            2005                2004
                     ------------------  ------------------
                        $          %        $          %
                     -------    -------  -------    -------
New Trailers         224,737       87.8  191,480       86.4
Used Trailers         12,941        5.1   13,272        6.0
Parts and Service     14,456        5.6   13,387        6.0
Other                  3,971        1.5    3,458        1.6
                     -------    -------  -------    -------
Total Net Sales      256,105      100.0  221,597      100.0
                     =======    =======  =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This report, including documents incorporated herein by reference, contains forward-looking statements. Additional written or oral forward-looking statements may be made by Wabash from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "anticipate," and "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, information regarding revenues, income or loss, capital expenditures, acquisitions, number of retail branch openings, plans for future operations, financing needs or plans, the impact of inflation and plans relating to services of Wabash, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Statements in this report, including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences.

      Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed under the heading "Risk Factors" in our Form 10-K for the year ended December 31, 2004 and elsewhere herein, including, but not limited to, Item 5 of Part II hereof.

RESULTS OF OPERATIONS

      The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                            Percentage of Net Sales
                                          Three Months Ended March 31,
                                          ----------------------------
                                           2005                  2004
                                          -----                 ------
Net sales                                 100.0%                100.0%
Cost of sales                              86.6                  89.6
                                          -----                 -----
     Gross profit                          13.4                  10.4

General and administrative expense          3.5                   4.7
Selling expense                             1.6                   1.7
                                          -----                 -----
     Income from operations                 8.3                   4.0

Interest expense                           (0.6)                 (1.3)
Foreign exchange gains and losses, net     (0.1)                 (0.1)
Other, net                                 (0.3)                  0.5
                                          -----                 -----
     Income before income taxes             7.3                   3.1

Income tax expense                          0.1                     -
                                          -----                 -----
     Net income                             7.2%                  3.1%
                                          =====                 =====

      The industry recovery that began in 2003 continues and it is expected to accelerate over the balance of 2005 as production of trailers is anticipated to increase from approximately 229,000 units in 2004 to approximately 271,000 units in 2005 according to ACT Research Company, LLC estimates. The expansion in production is predicated on a number of factors including improving general economic conditions and pent-up trucking industry demand for replacement units as the average age of trailer fleets increases. To date, Department of Transportation regulations regarding driver hours (hours of service), which went into effect on January 1, 2004, have had no discernible impact on our business.

         We expect to participate in the industry growth because our core customers are among the largest participants in the trucking industry, our DuraPlate(R) trailer continues to have increased market acceptance and penetration and we are expanding our presence into the middle market carriers - approximately 1,250 carriers with fleet sizes ranging from 250 to 7,500 units.

         We believe that Wabash is well positioned to benefit from any increased demand for trailers because of the improvements that have been made over the last three years. As a result of our continuous improvement initiatives, we have reduced our total cost of producing a trailer and effectively increased production capacity. In 2004, we experienced significant price volatility in our principal raw materials, steel and timber, and we expect this trend of rising material prices will continue in the near term.

THREE MONTHS ENDED MARCH 31, 2005

NET SALES

      Net sales increased $34.5 million compared to the first quarter of 2004. By business segment, net external sales and related units sold were as follows (dollars in millions):

                                  Three Months Ended March 31,
                                -------------------------------
                                  2005       2004      % Change
                                --------    ------     --------
Sales by Segment:                        (in millions)
     Manufacturing              $  194.1    $164.1         18%
     Retail and Distribution        62.0      57.5          8%
                                --------    ------
Total                           $  256.1    $221.6         16%
                                ========    ======

New trailer units:                          (units)
     Manufacturing                 9,700     9,700          -
     Retail and Distribution       1,500     1,500          -
                                --------    ------
Total                             11,200    11,200          -
                                ========    ======
Used trailer units                 1,300     2,000        (35%)
                                ========    ======

      Manufacturing sales increased due to higher average selling prices per unit, as unit volume was unchanged from the prior period. The increase in selling prices results from aggressively passing through increases in raw material costs and a favorable customer mix. Sales to core accounts represented less than 20% of sales in the first quarter of 2005 compared to over 35% in the prior year period.

      First quarter 2005 sales in the retail and distribution segment were up $4.5 million compared to the prior year period primarily as a result of higher average selling price for new trailers as unit volume was constant. The average selling price increase reflects the pass through of significant raw materials increases experienced since the first quarter of 2004. A modest decrease in used trailer sales was more than offset by increased parts and service sales despite having three fewer full-service branches.

GROSS PROFIT

      Gross profit as a percent of sales was 13.4% for the quarter compared to 10.4% for the same period in 2004. As discussed below, both of our segments contributed as follows (in millions):

                              Three Months Ended March 31,
                              ---------------------------
                               2005     2004     % Change
                              -----     -----    --------
Gross Profit by Segment:
   Manufacturing              $30.9     $20.1       54%
   Retail and Distribution      5.0       3.0       67%
   Eliminations                (1.5)        -        -
                              -----     -----

Total Gross Profit            $34.4     $23.1       49%
                              =====     =====

      The manufacturing segment's gross profit as a percentage of sales was 15.9% in 2005, a 3.7 percentage point improvement from the prior year period as a result of the selling price increases noted above.

      The retail and distribution segment's gross profit as a percent of sales was 8.0% compared to 5.1% in the 2004 quarter. The increase is primarily due to improved new trailer margins as market conditions allows price increases to out pace cost increases. Service margins were up for the quarter primarily due to the positive impact of continuous improvement initiatives resulting in improved overhead efficiencies. Used trailer and parts margins were down slightly in the 2005 period.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses decreased $1.3 million in the first quarter of 2005 to $9.2 million from $10.5 million in the prior year period primarily due to reductions in outside professional fees and compensation costs.

SELLING EXPENSE

      Selling expense increased $0.2 million to $4.0 million in the first quarter of 2005, compared to $3.8 million in the prior year period.

OTHER INCOME (EXPENSE)

      Interest expense totaled $1.6 million for the quarter ended March 31, 2005, a decrease of $1.3 million from the prior year period primarily due to reduced average borrowings.

      Other, net for the three months ended March 31, 2005 was an expense of $0.8 million compared to income of $1.0 million in the 2004 period. The 2005 expense related to the disposition of non-operating assets. The 2004 income included gains on the sale of closed properties.

INCOME TAXES

      We recognized income tax expense of $0.2 million primarily related to Federal and State alternative minimum tax (AMT) in the first quarter of 2005. The income tax expense is below statutory tax rates primarily due to the utilization of net operating loss (NOL) carryforwards. Because of uncertainty related to the realizability of NOLs in excess of those utilized, a full valuation allowance continues to be recorded against the related deferred tax assets at March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE

      Today, our capital structure is comprised of a mix of equity and debt. Our objective is to generate operating cash flows sufficient to satisfy normal requirements for working capital and capital expenditures and be positioned to take advantage of market opportunities.

CASH FLOW

      Cash used in operating activities amounted to $14.1 million, an increase of $5.7 million from the prior year period as increases in working capital were only partially offset by an $11.8 million increase in net income (adjusted for non-cash items) as follows:

      - Accounts receivables increased $14.6 million compared to $29.1 million in the first quarter of 2004. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 37 days at March 31, 2005, a decrease of 3 days versus the prior year.

      - Inventory increased $42.6 million compared to $3.3 in the prior year period. Inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns, decreased to approximately 6.5 times versus 9 times in the prior year reflecting an increase in raw materials and finished goods inventories. The inventory increases are primarily due to production requirements and price increases.

      - Accounts payable and accrued liabilities increased approximately $19.1 million in line with increases in raw materials and finished goods inventories.

      Investing activities used $2.8 million in the 2005 quarter, a change of $3.3 million from the prior year period resulting primarily from increased capital spending.

      Financing activities provided $2.1 million during the period, a decrease of $5.1 million from the prior year period primarily due to reduced net borrowing under our revolving credit facility.

Capital Expenditures

      Capital spending amounted to approximately $6.3 million for the first three months of 2005 and is anticipated to be in the range of $25-35 million for 2005. Spending thus far in 2005 included $3.9 million related to our ERP project.

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

      We expect to participate in the industry growth because (1) our core customers are among the dominant participants in the trucking industry, (2) our DuraPlate(R) trailer continues to have increased market acceptance, (3) our focus on developing solutions that reduce our customers trailers maintenance costs, and (4) the success we are achieving expanding our presence into the middle market carriers - approximately 1,250 carriers with fleet sizes ranging from 250 to 7,500 units that represent a fleet that totals approximately one million trailers. In the first quarter of 2005, we added approximately 23 new customers representing orders of approximately 1,500 units from this segment of the market.

      We believe that Wabash is well positioned to benefit from an increased demand for trailers because of the improvements that have been made over the last three years. As a result of our continuous improvement initiatives, we have reduced the cost of producing a trailer and effectively increased production capacity.

      As of March 31, 2005, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to approximately $145.5 million and total debt and lease obligations amounted to approximately $131.5 million (including $4.5 million of operating lease commitments). We expect that in 2005, we will be able to generate sufficient cash flow from operations to fund working capital and capital expenditure requirements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      We have included a summary of our Contractual Obligations and Commercial Commitments in our annual report on Form 10-K for the year ended December 31, 2004, filed on March 3, 2005. There have been no material changes to the summary provided in that report.

OFF-BALANCE SHEET TRANSACTIONS

      As of March 31, 2005, we had approximately $4.5 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      We have included a summary of our Critical Accounting Estimates in our annual report on Form 10-K for the year ended December 31, 2004, filed on March 3, 2005. There have been no material changes to the summary provided in that report.

BACKLOG

      Orders that have been confirmed by the customer in writing and can be produced during the next 18 months are included in backlog. Orders that comprise the backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $500 million at March 31, 2005 compared to $280 million at December 31, 2004. We expect to complete the majority of our existing backlog orders within the next twelve months.

CUSTOMER CREDIT RISK

      We sublease certain highly specialized RoadRailer(R) equipment to Grupo Transportation Marititma Mexicana SA (TMM), who is experiencing financial difficulties. In August 2004, TMM completed the restructuring of its debt agreements and has sold certain assets. Customer payments, which have historically been timely, are behind schedule. The customer owes us $6.9 million secured by highly specialized RoadRailer(R) equipment, which due to the nature of the equipment, has a minimal recovery value.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      In addition to the risks inherent in its operations, the Company has exposure to financial and market risk resulting from volatility in commodity prices, interest rates and foreign exchange rates. The following discussion provides additional detail regarding the Company's exposure to these risks.

   a. COMMODITY PRICE RISKS

      The Company is exposed to fluctuation in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and virgin plastic pellets. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. The Company may manage aluminum price changes by entering into fixed price contracts with its suppliers. As of March 31, 2005, the Company had outstanding purchase commitments of approximately $25.5 million through December 2005 for materials that will be used in the production process. Because the Company typically does not set prices for its products more than 45-90 days in advance of its commodity purchases, it can take into account the cost of the commodity in setting its prices for each order. To the extent that the Company is unable to offset the increased commodity costs in its product prices, the Company's results would be materially and adversely affected.

   b. INTEREST RATES

      As of March 31, 2005, the Company had no floating rate debt outstanding under its various financing agreements.

   c. FOREIGN EXCHANGE RATES

      The Company is subject to fluctuations in the Canadian dollar exchange rate that impact intercompany transactions between the Company and its Canadian subsidiary, as well as U.S. denominated transactions between the Canadian subsidiaries and unrelated parties. A five cent change in the Canadian exchange rate would result in an approximately $1.0 million impact on results of operations. The Company does not hold or issue derivative financial instruments for speculative purposes.

ITEM 4.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

      Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 14a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of March 31, 2005.

CHANGES IN INTERNAL CONTROLS

      There were no changes in the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2005 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      There have been no material changes in legal proceedings from the items disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable

ITEM 5.     OTHER INFORMATION

RISK FACTORS

      You should carefully consider the risks described in our Form 10-K for the year ended December 31, 2004, including those under the heading "Risk Factors" appearing in Item 7B of Part II of the Form 10-K, in addition to risk factors discussed below and other information contained or incorporated by reference in this Report before investing in our securities. Realization of any of the following risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

WE ARE IN THE INITIAL STAGES OF A PROJECT TO IMPLEMENT A COMPANY-WIDE ENTERPRISE RESOURCE PLANNING (ERP) SYSTEM, AND IF OUR IMPLEMENTATION IS UNSUCCESSFUL OR PROVES MORE COSTLY THAN EXPECTED OUR BUSINESS COULD BE HARMED.

      The project to implement a new ERP system is in its initial stages. Our new ERP system is expected to integrate departments and functions across the Company, enhance the ability to service customers and improve our control environment. We may encounter delays and unforeseen costs in this process. If we are unable to implement the ERP system successfully, we may not be able to properly serve our customers or realize expected efficiencies.

WE MAY NOT BE SUCCESSFUL IN OUR PLANS TO UPGRADE OUR PRODUCTION LINES AND REALIZE INCREASED LEVELS OF EFFICIENCY.

      In 2005, we began the first phase of what is planned to be a four-phase three-year project to replace four trailer assembly lines using technology adapted from the automotive industry at a cost of approximately $10 million per line. Our costs to replace the lines could exceed our estimates, the technology may not work as planned and we may not be able to meet our estimated timeline. Even if we are successful in replacing the production lines, we may not realize the level of costs savings that we estimate.

ITEM 6.     EXHIBITS

(a)   Exhibits:

      10.26 Restricted Stock Unit Agreement between the Company and William P. Greubel dated March 7, 2005 (Incorporated by reference to the Company's Form 8-K filed on March 11, 2005).

      10.27 Stock Option Agreement between the Company and William P. Greubel dated March 7, 2005 (Incorporated by reference to the Company's Form 8-K filed on March 11, 2005).

      10.28 Corporate Plan for Retirement - Executive Plan

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

                               WABASH NATIONAL CORPORATION

  Date: April 29, 2005     By: /s/ Robert J. Smith
                               -------------------------------------------------
                               Robert J. Smith
                               Senior Vice President and Chief Financial Officer (Principal Financial Officer)