Form 10-Q
period 2005-06-30
WABASH NATIONAL CORP /DE
filed 2005-08-05
CIK 879526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
[X]                   THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2005
                                       OR
                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
[ ]                   THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE TRANSITION PERIOD FROM _____ TO _____
                         COMMISSION FILE NUMBER: 1-10883

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

                             (WABASH NATIONAL LOGO)

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

                                YES  X    NO
                                    ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                YES  X    NO
                                    ---      ---

The number of shares of common stock outstanding at August 1, 2005 was 31,250,791.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                         Name of exchange on which registered
-------------------                         ------------------------------------
Common stock, $0.01 par value               New York Stock Exchange
Series A Preferred Share Purchase Rights    New York Stock Exchange

                           WABASH NATIONAL CORPORATION

                                      INDEX

                                    FORM 10-Q


PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at                             3
         June 30, 2005 and December 31, 2004

         Condensed Consolidated Statements of Operations                      4
         For the three and six months ended June 30, 2005 and 2004

         Condensed Consolidated Statements of Cash Flows                      5
         For the six months ended June 30, 2005 and 2004

         Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          16

Item 4.  Controls and Procedures                                             16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         17

Item 3.  Defaults upon Senior Securities                                     17

Item 4.  Submission of Matters to a Vote of Security Holders                 17

Item 5.  Other Information                                                   17

Item 6.  Exhibits                                                            18

         Signature                                                           18

                           WABASH NATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                      June 30,        December 31,
                                                                                        2005              2004
                                                                                     -----------      ------------
                                            ASSETS                                   (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                         $    39,869      $    41,928
   Accounts receivable, net                                                              109,674           87,512
   Current portion of finance contracts                                                    2,196            2,185
   Inventories                                                                           139,954           94,600
   Deferred income taxes                                                                   8,253               --
   Prepaid expenses and other                                                              7,961           14,425
                                                                                     -----------      -----------
      Total current assets                                                               307,907          240,650

PROPERTY, PLANT AND EQUIPMENT, net                                                       125,443          124,701
EQUIPMENT LEASED TO OTHERS, net                                                            9,892           14,030
FINANCE CONTRACTS, net of current portion                                                  1,549            3,319
GOODWILL                                                                                  34,193           34,511
DEFERRED INCOME TAXES                                                                     27,289               --
OTHER ASSETS                                                                              18,894           14,835
                                                                                     -----------      -----------
                                                                                     $   525,167      $   432,046
                                                                                     ===========      ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                                              $     1,500      $     2,000
   Accounts payable                                                                      102,434           78,107
   Other accrued liabilities                                                              47,305           52,442
                                                                                     -----------      -----------
      Total current liabilities                                                          151,239          132,549

LONG-TERM DEBT, net of current maturities                                                125,000          125,500
OTHER NONCURRENT LIABILITIES AND CONTINGENCIES                                             9,128            9,423
STOCKHOLDERS' EQUITY:
   Preferred stock, 300,000 shares authorized, 0 shares issued and outstanding                --               --
   Common stock 75,000,000 shares authorized, $0.01 par value, 31,243,665
      and 30,807,370 shares issued and outstanding, respectively                             314              309
   Additional paid-in capital                                                            336,197          325,512
   Retained deficit                                                                      (97,180)        (162,097)
   Accumulated other comprehensive income                                                  1,748            2,129
   Treasury stock at cost, 59,600 common shares                                           (1,279)          (1,279)
                                                                                     -----------      -----------
      Total stockholders' equity                                                         239,800          164,574
                                                                                     -----------      -----------
                                                                                     $   525,167      $   432,046
                                                                                     ===========      ===========

           See Notes to Condensed Consolidated Financial Statements.

                           WABASH NATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                           Three Months                     Six Months
                                                          Ended June 30,                   Ended June 30,
                                                  ----------------------------      ----------------------------
                                                     2005             2004             2005            2004
                                                  -----------      -----------      -----------      -----------
NET SALES                                         $   322,983      $   254,899      $   579,088      $   476,496

COST OF SALES                                         286,874          218,264          508,581          416,739
                                                  -----------      -----------      -----------      -----------

      Gross profit                                     36,109           36,635           70,507           59,757

GENERAL AND ADMINISTRATIVE EXPENSES                    10,213           10,309           19,431           20,782

SELLING EXPENSE                                         3,966            3,851            7,962            7,626
                                                  -----------      -----------      -----------      -----------

      Income from operations                           21,930           22,475           43,114           31,349

OTHER INCOME (EXPENSE)
      Interest expense                                 (1,605)          (2,769)          (3,223)          (5,666)
      Foreign exchange gains and losses, net             (310)            (405)            (452)            (545)
      Other, net                                         (205)            (540)            (997)             482
                                                  -----------      -----------      -----------      -----------

      Income before income taxes                       19,810           18,761           38,442           25,620

INCOME TAX (BENEFIT) EXPENSE                          (29,448)             499          (29,295)             499
                                                  -----------      -----------      -----------      -----------

NET INCOME                                        $    49,258      $    18,262      $    67,737      $    25,121
                                                  ===========      ===========      ===========      ===========

COMMON STOCK DIVIDENDS DECLARED                   $     0.045      $        --      $      0.09      $        --
                                                  ===========      ===========      ===========      ===========

BASIC NET INCOME PER SHARE                        $      1.58      $      0.67      $      2.18      $      0.93
                                                  ===========      ===========      ===========      ===========

DILUTED NET INCOME PER SHARE                      $      1.33      $      0.56      $      1.85      $      0.80
                                                  ===========      ===========      ===========      ===========

COMPREHENSIVE INCOME
      Net income                                  $    49,258      $    18,262      $    67,737      $    25,121
      Foreign currency translation adjustment            (183)            (593)            (381)            (822)
                                                  -----------      -----------      -----------      -----------
NET COMPREHENSIVE INCOME                          $    49,075      $    17,669      $    67,356      $    24,299
                                                  ===========      ===========      ===========      ===========

            See Notes to Condensed Consolidated Financial Statements.

                          WABASH NATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                                                      Six Months Ended June 30,
                                                                                     --------------------------
                                                                                       2005            2004
                                                                                     ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $   67,737      $   25,121
   Adjustments to reconcile net cash provided by (used in) operating activities:
      Depreciation and amortization                                                       8,276           9,895
      Net (gain) loss on the sale of assets                                                 684            (473)
      Recovery of losses on accounts receivable and finance contracts                       (84)           (134)
      Deferred income taxes                                                             (29,304)             --
      Trailer valuation charges                                                             103             169
      Changes in operating assets and liabilities:
        Accounts receivable                                                             (22,078)        (27,975)
        Finance contracts                                                                 1,645           2,204
        Inventories                                                                     (45,405)        (20,530)
        Prepaid expenses and other                                                        1,139             374
        Accounts payable and accrued liabilities                                         21,067          17,714
        Other, net                                                                          901             (91)
                                                                                     ----------      ----------
           Net cash provided by operating activities                                      4,681           6,274

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                 (13,796)         (3,936)
   Proceeds from the sale of property, plant and equipment                                5,852           2,104
                                                                                     ----------      ----------
           Net cash used in investing activities                                         (7,944)         (1,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                                   3,610           3,163
Borrowings under revolving credit facility                                               15,786         331,975
Payments under revolving credit facility                                                (15,786)       (341,399)
Payments under long-term debt agreements                                                 (1,000)         (5,088)
Common stock dividends paid                                                              (1,406)             --
                                                                                     ----------      ----------
Net cash provided by (used in) financing activities                                       1,204         (11,349)
                                                                                     ----------      ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (2,059)         (6,907)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         41,928          12,552
                                                                                     ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $   39,869      $    5,645
                                                                                     ==========      ==========

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

2.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                                 June 30, 2005        December 31, 2004
                                                 -------------        -----------------
         Raw material and components               $  51,387              $  35,941
         Work in process                              10,029                  4,653
         Finished goods                               57,492                 35,222
         After-market parts                            6,361                  6,115
         Used trailers                                14,685                 12,669
                                                   ---------              ---------
                                                   $ 139,954              $  94,600
                                                   =========              =========

3.       NEW ACCOUNTING PRONOUNCEMENTS

         Share-Based Payments. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, superceded Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statements of Cash Flows. SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair value. The current pro forma disclosure of the impact on earnings is no longer permitted. This Statement is effective for fiscal years beginning after June 15, 2005. Based upon currently outstanding options, expense, net of tax, calculated using the Black-Scholes model would amount to approximately $1.1 million in 2006.

4.       CONTINGENCIES

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


                                                                       Three Months Ended                Six Months Ended
                                                                             June 30,                       June 30,
                                                                    --------------------------      --------------------------
                                                                       2005            2004            2005            2004
                                                                    ----------      ----------      ----------      ----------
(in thousands, except for per share amounts)
Reported net income                                                 $   49,258      $   18,262      $   67,737      $   25,121
Pro forma stock-based compensation expense (net of tax)                 (1,096)           (823)         (1,964)         (1,221)
Stock-based employee compensation expense recorded (net of tax)            389              50             607              99
                                                                    ----------      ----------      ----------      ----------
Proforma net income                                                 $   48,551      $   17,489      $   66,380      $   23,999
                                                                    ==========      ==========      ==========      ==========
Basic net income per share:
   Reported net income per share                                    $     1.58      $     0.67      $     2.18      $     0.93
                                                                    ==========      ==========      ==========      ==========
   Pro forma net income per share                                   $     1.56      $     0.64      $     2.14      $     0.89
                                                                    ==========      ==========      ==========      ==========

Diluted net income per share:
   Reported net income per share                                    $     1.33      $     0.56      $     1.85      $     0.80
                                                                    ==========      ==========      ==========      ==========
   Pro forma net income per share                                   $     1.31      $     0.54      $     1.81      $     0.76
                                                                    ==========      ==========      ==========      ==========

6.       NET INCOME PER SHARE

         Per share results have been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts (in thousands, except per share amounts):

                                                              Three Months Ended June 30,  Six Months Ended June 30,
                                                              ---------------------------  -------------------------
                                                                  2005          2004          2005          2004
                                                                ---------     ---------     ---------     ---------
Basic net income per share:
      Net income applicable to common stockholders              $  49,258     $  18,262     $  67,737     $  25,121
                                                                =========     =========     =========     =========
      Weighted average common shares outstanding                   31,194        27,145        31,055        27,067
                                                                =========     =========     =========     =========
      Basic net income per share                                $    1.58     $    0.67     $    2.18     $    0.93
                                                                =========     =========     =========     =========

Diluted net income per share:
      Net income applicable to common stockholders              $  49,258     $  18,262     $  67,737     $  25,121
      After-tax equivalent of interest on convertible notes         1,234         1,204         2,445         2,408
                                                                ---------     ---------     ---------     ---------
      Diluted net income applicable to common stockholders      $  50,492     $  19,466     $  70,182     $  27,529
                                                                =========     =========     =========     =========

      Weighted average common shares outstanding                   31,194        27,145        31,055        27,067
      Dilutive stock options/shares                                   243           906           374           946
      Convertible notes equivalent shares                           6,510         6,510         6,510         6,510
                                                                ---------     ---------     ---------     ---------
      Diluted weighted average common shares outstanding           37,947        34,561        37,939        34,523
                                                                =========     =========     =========     =========
      Diluted net income per share                              $    1.33     $    0.56     $    1.85     $    0.80
                                                                =========     =========     =========     =========

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

           Reportable segment information is as follows (in thousands):


                                                    Retail and                     Consolidated
                                    Manufacturing  Distribution    Eliminations       Totals
                                    -------------  ------------    ------------    ------------
THREE MONTHS ENDED JUNE 30, 2005
Net Sales
      External customers             $  261,616     $   61,367       $      --      $  322,983
      Intersegment sales                 26,398             --         (26,398)             --
                                     ----------     ----------      ----------      ----------
Total Net Sales                      $  288,014     $   61,367      $  (26,398)     $  322,983
                                     ==========     ==========       =========      ==========
Income from operations               $   20,927     $      869      $      134      $   21,930
Assets                               $  500,288     $  189,760      $ (164,881)     $  525,167

THREE MONTHS ENDED JUNE 30, 2004
Net Sales
      External customers             $  195,689     $   59,210       $      --      $  254,899
      Intersegment sales                 32,150          1,975         (34,125)             --
                                     ----------     ----------      ----------      ----------
Total Net Sales                      $  227,839     $   61,185      $  (34,125)     $  254,899
                                     ==========     ==========       =========      ==========
Income from operations               $   24,933     $     (141)     $   (2,317)     $   22,475
Assets                               $  398,018     $  186,401      $ (164,066)     $  420,353

SIX MONTHS ENDED JUNE 30, 2005
Net Sales
      External customers             $  455,688     $  123,400       $      --      $  579,088
      Intersegment sales                 63,991             --         (63,991)             --
                                     ----------     ----------      ----------      ----------
Total Net Sales                      $  519,679     $  123,400      $  (63,991)     $  579,088
                                     ==========     ==========       =========      ==========
Income from operations               $   42,768     $    1,707      $   (1,361)     $   43,114
Assets                               $  500,288     $  189,760      $ (164,881)     $  525,167

SIX MONTHS ENDED JUNE 30, 2004
Net Sales
      External customers             $  359,744     $  116,752       $      --      $  476,496
      Intersegment sales                 56,291          1,975         (58,266)             --
                                     ----------     ----------      ----------      ----------
Total Net Sales                      $  416,035     $  118,727      $  (58,266)     $  476,496
                                     ==========     ==========       =========      ==========
Income from operations               $   35,705     $   (2,056)     $   (2,300)     $   31,349
Assets                               $  398,018     $  186,401      $ (164,066)     $  420,353

           Product Information

           The Company offers products primarily in three categories: new trailers, used trailers and parts and service. Other sales include leasing revenues, interest income from finance contracts and freight. The following table sets forth the major product categories and their percentage of total net sales (dollars in thousands):


                                 Three Months Ended June 30,                        Six Months Ended June 30,
                     ----------------------------------------------      ----------------------------------------------
                              2005                     2004                      2005                      2004
                     --------------------      --------------------      --------------------      --------------------
                        $              %          $             %           $             %           $             %
                     -------        -----      -------        -----      -------        -----      -------        -----
New Trailers         290,344         89.9      223,044         87.5      515,081         89.0      414,524         87.0
Used Trailers         12,936          4.0       13,206          5.2       25,877          4.4       26,478          5.6
Parts & Service       15,740          4.9       14,947          5.9       30,196          5.2       28,334          5.9
Other                  3,963          1.2        3,702          1.4        7,934          1.4        7,160          1.5
                     -------        -----      -------        -----      -------        -----      -------        -----
Total Net Sales      322,983        100.0      254,899        100.0      579,088        100.0      476,496        100.0
                     =======        =====      =======        =====      =======        =====      =======        =====

8.       INCOME TAXES

           During the second quarter of 2005, management analyzed its projected future income and determined that a portion of its previously reserved deferred tax assets were more likely than not realizable based on criteria set forth in SFAS No. 109, Accounting for Income Taxes. As a result, the Company reversed $29.3 million of valuation allowance. In addition, the Company utilized $15.7 million of valuation allowance associated with current year income. The Company will continue to reverse valuation allowances through December 31, 2005 associated with 2005 income. The following table provides a reconciliation of differences from the U.S. Federal statutory rate:

                                                      Six Months Ended         Six Months Ended
                                                       June 30, 2005             June 30, 2004
                                                      ----------------         ----------------
Pretax book income                                       $ 38,442                $ 25,620

   U.S. Federal tax expense at 35% statutory rate          13,455                   8,967
   U.S. Federal alternative minimum tax                     1,095                     507
   State income taxes                                       1,850                   1,271
   Reversal of tax valuation allowance                    (29,304)                     --
   Current utilization of net operating losses            (15,720)                (10,705)
   Other                                                     (671)                    459
                                                         --------                --------
Total income tax (benefit) expense                       $(29,295)               $    499
                                                         ========                ========

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                                       Percentage of Net Sales
                                        ------------------------------------------------------
                                        Three Months Ended June 30,  Six Months Ended June 30,
                                        ---------------------------  -------------------------
                                             2005          2004         2005          2004
                                           -------       -------      -------       -------
Net sales                                    100.0%        100.0%       100.0%        100.0%
Cost of sales                                 88.8          85.6         87.8          87.5
                                           -------       -------      -------       -------
   Gross profit                               11.2          14.4         12.2          12.5

General and administrative expenses            3.2           4.1          3.4           4.3
Selling expense                                1.2           1.5          1.4           1.6
                                           -------       -------      -------       -------
   Income from operations                      6.8           8.8          7.4           6.6

Interest expense                               0.5           1.1          0.6           1.2
Foreign exchange gains and losses, net         0.1           0.2          0.1           0.1
Other, net                                     0.1           0.1          0.1          (0.1)
                                           -------       -------      -------       -------
   Income before income taxes                  6.1           7.4          6.6           5.4

Income tax (benefit) expense                  (9.2)          0.2         (5.1)          0.1
                                           -------       -------      -------       -------
   Net income                                 15.3%          7.2%        11.7%          5.3%
                                           =======       =======      =======       =======

         The industry recovery that began in 2003 continues and it is expected to accelerate over the balance of 2005 as production of trailers is anticipated to increase from approximately 229,000 units in 2004 to approximately 264,000 units in 2005 according to ACT Research Company, LLC (ACT) estimates. The expansion in production is predicated on a number of factors including improving general economic conditions and pent-up trucking industry demand for replacement units as the average age of trailer fleets increases. To date, Department of Transportation regulations regarding driver hours (hours of service), which went into effect on January 1, 2004, have had no discernible impact on our business.

         We expect to participate in the industry growth because our core customers are among the largest participants in the trucking industry, our DuraPlate(R) trailer continues to have increased market acceptance and penetration and we are expanding our presence into the middle market carriers - approximately 1,250 carriers with fleet sizes ranging from 250 to 7,500 units.

         We believe that Wabash is well positioned to benefit from any increased demand for trailers because of the improvements that have been made over the last three years. As a result of our continuous improvement initiatives, we have reduced our total cost of producing a trailer and effectively increased production capacity. In 2004, there was significant price volatility in our principal raw materials, steel and timber. We experienced roughly a 5% increase at the beginning of 2005 and our overall raw material and component prices have remained reasonably constant since then. We anticipate there will be some modest relief over the balance of the year.

THREE MONTHS ENDED JUNE 30, 2005

NET SALES

         Net sales increased $68.1 million compared to the second quarter of 2004. By business segment, net external sales and related units sold were as follows (dollars in millions):

                                                  Three Months Ended June 30,
                                          -----------------------------------------
                                             2005           2004          % Change
                                          ----------     ----------      ----------
         Sales by Segment:                         (millions)
              Manufacturing               $    261.6     $    195.7          34%
              Retail and Distribution           61.4           59.2           4%
                                          ----------     ----------
         Total                            $    323.0     $    254.9          27%
                                          ==========     ==========
         New trailers:                              (units)
              Manufacturing                   13,800         11,100          24%
              Retail and Distribution          1,300          1,600         (19)%
                                          ----------     ----------
         Total                                15,100         12,700          19%
                                          ==========     ==========
         Used trailers                         1,400          1,900         (26)%
                                          ==========     ==========

         Manufacturing sales increased due to a combination of higher unit volume and average selling prices per unit. The higher selling prices resulted from aggressively passing through most increases in raw material costs.

         Second quarter 2005 sales in the retail and distribution segment were up $2.2 million compared to the prior year second quarter primarily as a result of higher average selling prices for new trailers, in response to raw material increases, despite a 19% decline in unit volume primarily due to the timing of trailer shipments. Used trailer sales improved $1.0 million from the prior year quarter as a result of higher average selling price due to strong market conditions and changes in product mix, which more than offset continued constraints on used equipment availability. Sales for parts and service were up 4.5% due to higher volume despite having three fewer full-service branches.

GROSS PROFIT

         Gross profit decreased to $36.1 million for the second quarter of 2005 from $36.6 million in the second quarter of 2004. Gross profit as a percent of sales was 11.2% for the quarter compared to 14.4% for the same period in 2004. As discussed below, both of our segments contributed as follows (in millions):

                                                Three Months Ended June 30,
                                             ---------------------------------
                                              2005        2004        $ Change
                                             -------     -------      --------
         Gross Profit by Segment:
             Manufacturing                   $  30.4     $  33.8      $  (3.4)
             Retail and Distribution             5.6         5.1          0.5
             Eliminations                        0.1        (2.3)         2.4
                                             -------     -------      -------
         Total Gross Profit                  $  36.1     $  36.6      $  (0.5)
                                             =======     =======      =======

         The manufacturing segment's gross profit as a percentage of sales was 11.6% in 2005, a 5.7 percentage point decline from the prior year quarter. Average per trailer raw material costs, including the effects of product mix, increased approximately 15% from the prior year quarter, which we were able to partially offset through selling price increases. Our product mix in the second quarter of 2005 included a larger portion of lower margin container, double and FreightPro(R) units than the comparable 2004 quarter. Our labor and overhead efficiency declined compared to the prior year period due to production delays related to employee turnover, an order cancellation that required reconfiguring the production schedule that negatively impacted line speed, and a sharper focus on quality. The 2005 period was negatively impacted by additional warranty reserve requirements of $1.1 million for trailers produced prior to 2003, while the 2004 period received a benefit of $1.4 million related to specific warranty issues. We had an increase in trailer delivery costs of $1.4 million. The 2004 period also included $0.7 million from the favorable outcome of residual contingencies. A positive impact resulted from increased unit volume, but at a lower margin rate than the prior year.

         The retail and distribution segment's gross profit as a percent of sales was 9.1% in the second quarter 2005 compared to 8.6% in the 2004 period. Service margins were up for the quarter primarily due to the positive impact of continuous improvement initiatives resulting in improved overhead efficiencies. Used trailer margins were up in the 2005 period due to the overall strength of the used trailer market. New trailer margins were flat compared to the 2004 period. The 2004 quarter included $1.1 million of profit related to RoadRailer(R) bogies from our finance and leasing business.

OTHER INCOME (EXPENSE)

         Interest expense totaled $1.6 million for the quarter ended June 30, 2005, a decrease of $1.2 million from the prior year period primarily due to reduced average borrowings.

INCOME TAXES

         During the second quarter of 2005, we analyzed our projected future income and determined that a portion of our previously reserved deferred tax assets were more likely than not realizable based on criteria set forth in SFAS No. 109, Accounting for Income Taxes. As a result, we reversed $29.3 million of valuation allowance. In addition, we utilized $15.7 million of valuation allowance associated with current year income. We will continue to reverse valuation allowances through December 31, 2005 associated with 2005 income. We recognized income tax expense of $0.5 million in the 2004 period primarily related to Federal and state alternative minimum tax (AMT). Based on current estimates, we believe we have sufficient tax net operating loss (NOL) carryforwards to offset income tax liabilities which would otherwise arise during 2005.

SIX MONTHS ENDED JUNE 30, 2005

NET SALES

         Net sales increased $102.6 million compared to the 2004 period. By business segment, net external sales and related units sold were as follows:


                                                  Six Months Ended June 30,
                                          ---------------------------------------
                                             2005           2004          % Change
                                          ----------     ----------       --------
         Sales by Segment:                        (millions)
              Manufacturing               $    455.7     $    359.7             27%
              Retail and Distribution          123.4          116.8              6%
                                          ----------     ----------
         Total                            $    579.1     $    476.5             22%
                                          ==========     ==========
         New trailers:                             (units)
              Manufacturing                   23,400         20,900             12%
              Retail and Distribution          2,900          3,100             (6)%
                                          ----------     ----------
         Total                                26,300         24,000             10%
                                          ==========     ==========
         Used trailers                         2,800          3,800            (26)%
                                          ==========     ==========

         Manufacturing sales increased due to higher volumes and average selling prices per unit. The increase in selling prices resulted from aggressively passing through increases in raw material costs and a change in customer mix, which included sales to core accounts of approximately 27% in the first six months of 2005 compared to approximately 37% in the prior year period.

         First half 2005 sales in the retail and distribution segment were up $6.6 million compared to the prior year period primarily as a result of higher average selling prices for new trailers as unit volume was down slightly. A modest increase in used trailer sales was achieved despite continued inventory constraints as average selling price was positively impacted by market conditions and product mix. Sales for parts and service increased due to higher volume despite having three fewer full-service branches.

GROSS PROFIT

         Gross profit for the first six months of 2005 increased to $70.5 million compared to $59.8 million for the first six months of 2004. Gross profit as a percent of sales was 12.2% compared to 12.5% for the same period in 2004. As discussed below, both of our segments contributed as follows (in millions):

                                                Six Months Ended June 30,
                                            ---------------------------------
                                             2005         2004       $ Change
                                            -------      -------     --------
         Gross Profit by Segment:
             Manufacturing                  $  61.4      $  54.0      $   7.4
             Retail and Distribution           10.5          8.1          2.4
             Eliminations                      (1.4)        (2.3)         0.9
                                            -------      -------      -------
         Total Gross Profit                 $  70.5      $  59.8      $  10.7
                                            =======      =======      =======

         The manufacturing segment's gross profit as a percentage of sales was 13.5% in 2005, a 1.5 percentage point decrease from the prior year period. Average per trailer raw material costs, including the effects of product mix, increased approximately 18% from the prior period, which we were able to more than offset through selling price increases in the first half of 2005. The product mix for the first six months of 2005 included a larger percentage of lower margin container, double and FreightPro(R) units than the comparable 2004 period. Our labor and overhead efficiency declined compared to the prior year period primarily due to production delays resulting from employee turnover, order cancellations and a sharper focus on quality experienced in the second quarter of 2005. The 2005 period was negatively impacted by additional warranty reserve requirements of $1.1 million for trailers produced prior to 2003, while the 2004 period received a benefit of $1.4 million related to specific warranty issues. We had an increase in trailer delivery costs of $1.7 million. The 2004 period also benefited from the favorable outcome of residual contingencies of $0.7 million. A positive impact resulted from a 12% increase in unit volume, but at a lower margin rate than the prior year.

         The retail and distribution segment continued to attain positive gross profit improvement for the first six months of 2005 through favorable market conditions and internal initiatives. Gross profit as a percent of sales improved to 8.5% in the 2005 period from 6.9% in the 2004 period. Service margins were up for the six months of 2005 primarily due to the positive impact of continuous improvement initiatives. Used trailer margins were up in the 2005 period due to the overall strength of the used trailer market. New trailer and parts margins improved slightly in the 2005 period. The 2004 period included a $1.1 million of profit related to RoadRailer(R) bogies from our finance and leasing business.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses decreased $1.4 million in the first six months of 2005 to $19.4 million from $20.8 million in the prior year period primarily due to reductions in outside professional fees and compensation costs.

SELLING EXPENSE

         Selling expense increased $0.4 million to $8.0 million in the first six months of 2005, compared to $7.6 million in the prior year period.

OTHER INCOME (EXPENSE)

         Interest expense totaled $3.2 million for the six months ended June 30, 2005, a decrease of $2.4 million from the prior year period primarily due to reduced average borrowings.

         Other, net for the six months ended June 30, 2005 was an expense of $1.0 million compared to income of $0.5 million in the 2004 period. The 2005 expense relates to the disposition of non-operating assets. The 2004 income included gains on the sale of closed properties, partially offset by write-downs of non-operating assets.

INCOME TAXES

         During the second quarter of 2005, we analyzed our projected future income and determined that a portion of our previously reserved deferred tax assets were more likely than not realizable based on criteria set forth in SFAS No. 109. As a result, we reversed $29.3 million of valuation allowance. In addition, we utilized $15.7 million of valuation allowance associated with current year income. We will continue to reverse valuation allowances through December 31, 2005 associated with 2005 income. We recognized income tax expense of $0.5 million in the 2004 period primarily related to Federal and state AMT. Based on current estimates, we believe we have sufficient tax NOL carryforwards to offset income tax liabilities which would otherwise arise during 2005.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE

         Today, our capital structure is comprised of a mix of equity and debt. As of June 30, 2005, our debt to equity ratio is approximately 1:2. Our objective is to generate operating cash flows sufficient to satisfy normal requirements for working capital and capital expenditures and be positioned to take advantage of market opportunities.

CASH FLOW

         Cash provided by operating activities at June 30, 2005 amounted to $4.7 million, a decrease of $1.6 million from the prior year period as increases in working capital were partially offset by a $12.8 million increase in net income (adjusted for non-cash items). The following is a discussion of factors impacting certain working capital items in the first six months of 2005 compared to the first six months of 2004.

         - Accounts receivables increased $22.1 million in 2005 compared to $28.0 million in 2004. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 31 days at June 30, 2005, a decrease of four days versus the prior year.

         - Inventory increased $45.4 million in 2005 compared to $20.5 in 2004. Inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns, were approximately eight times which is consistent with the prior year. The inventory increases are primarily due to a change in production levels, price increases and higher new trailer inventories.

         - Accounts payable and accrued liabilities increased approximately $21.1 million in 2005 compared to $17.7 million in 2004 in line with increases in raw materials and finished goods inventories.

         Investing activities used $7.9 million in the first six months of 2005, a change of $6.1 million from the first six months of 2004 resulting primarily from increased capital spending.

         Financing activities provided $1.2 million during the first six months of 2005, a change of $12.6 million from the first six months of 2004 primarily due to reduced payments under our revolving credit facility.

Capital Expenditures

         Capital spending amounted to approximately $13.8 million for the first six month period of 2005 and is anticipated to be in the range of $25 million - $35 million for 2005.

Outlook

         We faced several challenges in the second quarter of 2005, such as employee turnover, the cancellations of 2,000 units for the balance of 2005, and a renewed focus on improving the level of outgoing product quality, which resulted in lower throughput and decreased line speeds. We have taken immediate steps to put processes in place to better manage our temporary staffing and shifts to meet production requirements now and in the future. Likewise, our commitment to quality is an acknowledgement that, while we have made significant strides in this area over the last three years, we are not where we want to be and have put measures in place to reach that level.

         Despite our near term challenges, the fundamentals for growth continue, our customers remain positive, our backlog and order quoting remains strong and we are seeing firmness in the economy, which are all signs pointing in a positive direction.

         ACT estimates that production of trailers in 2005 will be approximately 264,000 units. The continued expansion in production is predicated on a number of factors including improving general economic conditions and pent-up trucking industry demand for replacement units as the average age of trailer fleets increases.

         We expect to participate in the industry growth because (1) our core customers are among the dominant participants in the trucking industry, (2) our DuraPlate(R) trailer continues to have increased market acceptance, (3) our focus on developing solutions that reduce our customers trailers maintenance costs, and (4) the success we are achieving expanding our presence into the middle market carriers - approximately 1,250 carriers with fleet sizes ranging from 250 to 7,500 units that represent a fleet that totals approximately one million trailers. Thus far in 2005, we have added 33 new middle market customers representing orders of approximately 5,300 units which will be produced over the next several years.

         We believe that Wabash is well positioned to benefit from an increased demand for trailers because of the improvements that have been made over the last three years. As a result of our continuous improvement initiatives, we have reduced the cost of producing a trailer and effectively increased production capacity.

         As of June 30, 2005, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to approximately $158.1 million and total debt and lease obligations amounted to approximately $132.6 million (including $6.1 million of operating lease commitments). We expect that in 2005, we will be able to generate sufficient cash flow from operations to fund working capital and capital expenditure requirements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         We have included a summary of our Contractual Obligations and Commercial Commitments in our annual report on Form 10-K for the year ended December 31, 2004, filed on March 3, 2005. There have been no material changes to the summary provided in that report.

OFF-BALANCE SHEET TRANSACTIONS

         As of June 30, 2005, we had approximately $6.1 million in operating lease commitments. During the second quarter of 2005, we entered into a $2.2 million three-year lease of computer equipment. Future minimum lease payments for this lease amount to $0.8 million per year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         We have included a summary of our Critical Accounting Estimates in our annual report on Form 10-K for the year ended December 31, 2004, filed on March 3, 2005. There have been no material changes to the summary provided in that report.

BACKLOG

         Orders that have been confirmed by the customer in writing and can be produced during the next 18 months are included in backlog. Orders that comprise the backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $380 million at June 30, 2005 compared to $500 million at March 31, 2005 and $280 million at December 31, 2004. We expect to complete the majority of our existing backlog orders within the next twelve months.

CUSTOMER CREDIT RISK

         We sublease certain highly specialized RoadRailer(R) equipment to Grupo Transportation Marititma Mexicana SA (TMM), who is experiencing financial difficulties. In August 2004, TMM completed the restructuring of its debt agreements and has sold certain assets. Customer payments, which have historically been timely, are behind schedule. The customer owes us $6.6 million secured by highly specialized RoadRailer(R) equipment, which due to the nature of the equipment, has a minimal recovery value.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices, interest rates and foreign exchange rates. The following discussion provides additional detail regarding our exposure to these risks.

    a.   COMMODITY PRICE RISKS

         We are exposed to fluctuation in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We may manage aluminum price changes by entering into fixed price contracts with our suppliers. As of June 30, 2005, we had outstanding purchase commitments of approximately $25.6 million through December 2005 for materials that will be used in the production process. Because we typically do not set prices for our products more than 45-90 days in advance of our commodity purchases, we can take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.

    b.   INTEREST RATES

         As of June 30, 2005, we had no floating rate debt outstanding.

    c.   FOREIGN EXCHANGE RATES

         We are subject to fluctuations in the Canadian dollar exchange rate that impact intercompany transactions with our Canadian subsidiary, as well as U.S. denominated transactions between the Canadian subsidiaries and unrelated parties. A five cent change in the Canadian exchange rate would result in an approximately $0.8 million impact on results of operations. We do not hold or issue derivative financial instruments for speculative purposes.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

         Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 14a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of June 30, 2005.

CHANGES IN INTERNAL CONTROLS

         There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There has been no material changes in legal proceedings from the items disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Not Applicable

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our annual meeting of stockholders on May 12, 2005, at which time the stockholders of Wabash voted on the following item:

         1. The election of eight members of the Board of Directors of Wabash National.

         The following nominees for directors were elected on the following votes:


   NOMINEES                        FOR             WITHHELD AUTHORITY TO VOTE
   --------                     ----------         --------------------------
David C. Burdakin               29,680,683                   142,532
William P. Greubel              29,680,483                   142,732
John T. Hackett                 28,685,773                 1,137,442
Martin C. Jischke               28,692,584                 1,130,631
Stephanie K. Kushner            28,699,352                 1,123,863
Larry J. Magee                  29,590,917                   232,298
Scott K. Sorensen               29,590,516                   232,699
Ronald L. Stewart               29,679,333                   143,882

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

                                       WABASH NATIONAL CORPORATION

       Date: August 5, 2005       By:  /s/ Robert J. Smith
                                       -------------------
                                       Robert J. Smith
                                       Senior Vice President and Chief Financial
                                       Officer (Principal Financial Officer)