Form 10-Q
period 2005-09-30
WABASH NATIONAL CORP /DE
filed 2005-11-07
CIK 879526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
[X]                   THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005
                                       OR
                 TRANSITION REPORT UNDER SECTION 13 0R 15 (d) OF
[ ]                   THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _______________ TO _____________
                         COMMISSION FILE NUMBER: 1-10883

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

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ] NO [X]

The number of shares of common stock outstanding at October 28, 2005 was 31,255,438.

                           WABASH NATIONAL CORPORATION

                                      INDEX

                                    FORM 10-Q

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
         September 30, 2005 and December 31, 2004                            3

         Condensed Consolidated Statements of Operations
         For the three and nine months ended September 30, 2005 and 2004     4

         Condensed Consolidated Statements of Cash Flows
         For the nine months ended September 30, 2005 and 2004               5

         Notes to Condensed Consolidated Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         16

Item 4.  Controls and Procedures                                            17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        17

Item 3.  Defaults upon Senior Securities                                    17

Item 4.  Submission of Matters to a Vote of Security Holders                17

Item 5.  Other Information                                                  17

Item 6.  Exhibits                                                           18

         Signature                                                          18

                          WABASH NATIONAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                    September 30,      December 31,
                                                                        2005               2004
                                                                   --------------      ------------
                                                                     (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                       $       28,633      $     41,928
   Accounts receivable, net                                               118,838            87,512
   Current portion of finance contracts                                     1,618             2,185
   Inventories                                                            164,703            94,600
   Deferred income taxes                                                    8,253                 -
   Prepaid expenses and other                                               5,732            14,425
                                                                   --------------      ------------
     Total current assets                                                 327,777           240,650

PROPERTY, PLANT AND EQUIPMENT, net                                        130,025           124,701

EQUIPMENT LEASED TO OTHERS, net                                             7,741            14,030

FINANCE CONTRACTS, net of current portion                                     382             3,319

GOODWILL                                                                   34,984            34,511

DEFFERRED INCOME TAXES                                                     34,341                 -

OTHER ASSETS                                                               20,188            14,835
                                                                   --------------      ------------
                                                                   $      555,438      $    432,046
                                                                   ==============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                            $        1,000      $      2,000
   Accounts payable                                                       111,057            78,107
   Other accrued liabilities                                               45,780            52,442
                                                                   --------------      ------------
     Total current liabilities                                            157,837           132,549

LONG-TERM DEBT, net of current maturities                                 125,000           125,500

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES                              9,116             9,423

STOCKHOLDERS' EQUITY:
   Preferred stock, 300,000 shares authorized, 0 shares issued
     and outstanding                                                            -                 -
   Common stock 75,000,000 shares authorized, $0.01 par value,
     31,253,123 and 30,807,370 shares issued and outstanding,
     respectively                                                             315               309
   Additional paid-in capital                                             336,708           325,512
   Retained deficit                                                       (74,941)         (162,097)
   Accumulated other comprehensive income                                   2,682             2,129
   Treasury stock at cost, 59,600 common shares                            (1,279)           (1,279)
                                                                   --------------      ------------
    Total stockholders' equity                                            263,485           164,574
                                                                   --------------      ------------
                                                                   $      555,438      $    432,046
                                                                   ==============      ============

            See Notes to Condensed Consolidated Financial Statements.

                           WABASH NATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                     Three Months           Nine Months
                                                  Ended September 30,   Ended September 30,
                                                  -------------------   -------------------
                                                    2005      2004        2005      2004
                                                  ---------  --------   --------  ---------
NET SALES                                         $ 293,834  $277,243   $872,922  $ 753,739

COST OF SALES                                       263,749   240,321    772,330    657,060
                                                  ---------  --------   --------  ---------

   Gross profit                                      30,085    36,922    100,592     96,679

GENERAL AND ADMINISTRATIVE EXPENSES                  10,068    10,569     29,499     31,352

SELLING EXPENSES                                      3,810     3,775     11,772     11,401
                                                  ---------  --------   --------  ---------

   Income from operations                            16,207    22,578     59,321     53,926

OTHER INCOME (EXPENSE):
   Interest expense                                  (1,666)   (2,944)    (4,889)    (8,610)
   Foreign exchange gains and losses, net               698       486        246        (59)
   Other, net                                         1,975       594        978      1,077
                                                  ---------  --------   --------  ---------

   Income before income taxes                        17,214    20,714     55,656     46,334

INCOME TAX (BENEFIT) EXPENSE                         (6,441)      420    (35,736)       919
                                                  ---------  --------   --------  ---------

NET INCOME                                        $  23,655  $ 20,294   $ 91,392  $  45,415
                                                  =========  ========   ========  =========

COMMON STOCK DIVIDENDS DECLARED                   $   0.045  $      -   $  0.135  $       -
                                                  =========  ========   ========  =========

BASIC NET INCOME PER SHARE                        $    0.76  $   0.74   $   2.94  $    1.67
                                                  =========  ========   ========  =========

DILUTED NET INCOME PER SHARE                      $    0.66  $   0.62   $   2.50  $    1.42
                                                  =========  ========   ========  =========

COMPREHENSIVE INCOME
   Net income                                     $  23,655  $ 20,294   $ 91,392  $  45,415
   Foreign currency translation adjustment              934     1,143        553        321
                                                  ---------  --------   --------  ---------
NET COMPREHENSIVE INCOME                          $  24,589  $ 21,437   $ 91,945  $  45,736
                                                  =========  ========   ========  =========

            See Notes to Condensed Consolidated Financial Statements.

                           WABASH NATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                          Nine Months
                                                                       Ended September 30,
                                                                       -------------------
                                                                         2005       2004
                                                                       ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                            $  91,392  $ 45,415
 Adjustments to reconcile net cash provided by (used in) operating activities:
   Depreciation and amortization                                          11,864    14,745
   Net gain on the sale of assets                                         (1,069)     (405)
   Recovery of losses on accounts receivable and finance contracts           (23)      (30)
   Deferred income taxes                                                 (35,986)        -
   Cash used for restructuring activities                                      -    (2,993)
   Trailer valuation charges                                                 161       415
   Changes in operating assets and liabilities:
    Accounts receivable                                                  (31,139)  (67,370)
    Finance contracts                                                      3,254     4,039
    Inventories                                                          (70,212)  (26,989)
    Prepaid expenses and other                                             1,697     1,274
    Accounts payable and accrued liabilities                              29,048    15,844
    Other, net                                                             1,652     1,145
                                                                       ---------  --------
      Net cash provided by (used in) operating activities                    639   (14,910)
                                                                       ---------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                    (22,989)   (5,760)
 Proceeds from the sale of property, plant and equipment                   9,623     2,116
                                                                       ---------  --------
      Net cash used in investing activities                              (13,366)   (3,644)
                                                                       ---------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock options                                   3,752     5,187
 Borrowings under revolving credit facilities                             15,286   534,916
 Payments under revolving credit facilities                              (15,286) (511,999)
 Payments under long-term debt                                            (1,500)   (7,270)
 Common stock dividends paid                                              (2,820)        -
                                                                       ---------  --------
      Net cash (used in) provided by financing activities                   (568)   20,834
                                                                       ---------  --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (13,295)    2,280
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          41,928    12,552
                                                                       ---------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  28,633  $ 14,832
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

2. INVENTORIES

      Inventories consisted of the following (in thousands):

                                             September 30, 2005      December 31, 2004
                                             ------------------      -----------------
Raw material and components                       $ 55,673              $ 35,941
Work in process                                     11,619                 4,653
Finished goods                                      71,387                35,222
After-market parts                                   5,845                 6,115
Used trailers                                       20,179                12,669
                                                  --------              --------
                                                  $164,703              $ 94,600
                                                  ========              ========

3. NEW ACCOUNTING PRONOUNCEMENTS

      Share-Based Payments. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, superceded Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statements of Cash Flows. SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair value. The current pro forma disclosure of the impact on earnings is no longer permitted. This Statement is effective for fiscal years beginning after June 15, 2005. Based upon options outstanding as of September 30, 2005, expense, net of tax, calculated using the Black-Scholes model would amount to approximately $1.0 million in 2006.

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

                                                                          Three Months Ended             Nine Months Ended
                                                                             September 30,                  September 30,
                                                                     --------------------------      --------------------------
                                                                        2005           2004             2005            2004
                                                                     ----------      ----------      ----------      ----------
(in thousands, except for per share amounts)
Reported net income                                                  $   23,655      $   20,294      $   91,392      $   45,415
Pro forma stock-based employee compensation expense (net of tax)         (1,012)           (768)         (2,976)         (1,989)
Stock-based employee compensation expense recorded (net of tax)             393             180           1,000             279
                                                                     ----------      ----------      ----------      ----------
Proforma net income                                                  $   23,036      $   19,706      $   89,416      $   43,705
                                                                     ==========      ==========      ==========      ==========

Basic net income per share:
    Reported net income per share                                    $     0.76      $     0.74      $     2.94      $     1.67
                                                                     ==========      ==========      ==========      ==========
    Pro forma net income per share                                   $     0.74      $     0.72      $     2.87      $     1.61
                                                                     ==========      ==========      ==========      ==========

Diluted net income per share:
    Reported net income per share                                    $     0.66      $     0.62      $     2.50      $     1.42
                                                                     ==========      ==========      ==========      ==========
    Pro forma net income per share                                   $     0.64      $     0.60      $     2.45      $     1.37
                                                                     ==========      ==========      ==========      ==========

6. NET INCOME PER SHARE

      Per share results have been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts (in thousands, except per share amounts):

                                                                    Three Months Ended      Nine Months Ended
                                                                       September 30,           September 30,
                                                                   -------------------     -------------------
                                                                     2005        2004        2005       2004
                                                                   -------     -------     -------     -------
Basic net income per share:
         Net income                                                $23,655     $20,294     $91,392     $45,415
                                                                   =======     =======     =======     =======
         Weighted average common shares outstanding                 31,249      27,314      31,121      27,150
                                                                   =======     =======     =======     =======
         Basic net income per share                                $  0.76     $  0.74     $  2.94     $  1.67
                                                                   =======     =======     =======     =======

Diluted net income per share:
         Net income                                                $23,655     $20,294     $91,392     $45,415
         After-tax equivalent of interest on convertible notes       1,234       1,210       3,679       3,618
                                                                   -------     -------     -------     -------
         Diluted net income                                        $24,889     $21,504     $95,071     $49,033
                                                                   =======     =======     =======     =======

         Weighted average common shares outstanding                 31,249      27,314      31,121      27,150
         Dilutive stock options/shares                                 196         721         314         870
         Convertible notes equivalent shares                         6,548       6,510       6,534       6,510
                                                                   -------     -------     -------     -------
         Diluted weighted average common shares outstanding         37,993      34,545      37,969      34,530
                                                                   =======     =======     =======     =======
         Diluted net income per share                              $  0.66     $  0.62     $  2.50     $  1.42
                                                                   =======     =======     =======     =======

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

      Reportable segment information is as follows (in thousands):

                                                        Retail and                   Consolidated
                                        Manufacturing  Distribution   Eliminations      Totals
                                        -------------  ------------   ------------   ------------
THREE MONTHS ENDED SEPTEMBER 30, 2005
Net Sales
           External customers             $ 231,302     $  62,532      $       -      $ 293,834
           Intersegment sales                26,803             -        (26,803)             -
                                          ---------     ---------      ---------      ---------
Total Net Sales                           $ 258,105     $  62,532      $ (26,803)     $ 293,834
                                          =========     =========      =========      =========
Income from Operations                    $  14,794     $     636      $     777      $  16,207
Assets                                    $ 523,659     $ 195,883      $(164,104)     $ 555,438

THREE MONTHS ENDED SEPTEMBER 30, 2004
Net Sales
           External customers             $ 215,522     $  61,721      $       -      $ 277,243
           Intersegment sales                24,849             -        (24,849)             -
                                          ---------     ---------      ---------      ---------
Total Net Sales                           $ 240,371     $  61,721      $ (24,849)     $ 277,243
                                          =========     =========      =========      =========
Income from Operations                    $  20,419     $     509      $   1,650      $  22,578
Assets                                    $ 444,988     $ 187,165      $(162,396)     $ 469,757

NINE MONTHS ENDED SEPTEMBER 30, 2005
Net Sales
           External customers             $ 686,990     $ 185,932      $       -      $ 872,922
           Intersegment sales                90,794             -        (90,794)             -
                                          ---------     ---------      ---------      ---------
Total Net Sales                           $ 777,784     $ 185,932      $ (90,794)     $ 872,922
                                          =========     =========      =========      =========
Income from Operations                    $  57,562     $   2,343      $    (584)     $  59,321
Assets                                    $ 523,659     $ 195,883      $(164,104)     $ 555,438

NINE MONTHS ENDED SEPTEMBER 30, 2004
Net Sales
           External customers             $ 575,266     $ 178,473      $       -      $ 753,739
           Intersegment sales                81,140         1,975        (83,115)             -
                                          ---------     ---------      ---------      ---------
Total Net Sales                           $ 656,406     $ 180,448      $ (83,115)     $ 753,739
                                          =========     =========      =========      =========
Income (Loss) from Operations             $  56,123     $  (1,547)     $    (650)     $  53,926
Assets                                    $ 444,988     $ 187,165      $(162,396)     $ 469,757

         Product Information

         The Company offers products primarily in three categories: new trailers, used trailers and parts and service. Other sales include leasing revenues, interest income from finance contracts and freight. The following table sets forth the major product categories and their percentage of total net sales (dollars in thousands):

                                   Three Months Ended September 30,                   Nine Months Ended September 30,
                               -------------------------------------------     -------------------------------------------
                                        2005                  2004                      2005                   2004
                               -------------------     -------------------     -------------------    --------------------
                                  $            %          $           %           $           %            $           %
                               -------     -------     -------     -------     -------     -------     -------     -------
New Trailers                   261,829        89.1     243,047        87.7     776,910        89.0     657,571        87.2
Used Trailers                   13,041         4.5      14,485         5.2      38,918         4.4      40,963         5.5
Parts & Service                 15,076         5.1      15,654         5.6      45,272         5.2      43,988         5.8
Other                            3,888         1.3       4,057         1.5      11,822         1.4      11,217         1.5
                               -------     -------     -------     -------     -------     -------     -------     -------
Total Net Sales                293,834       100.0     277,243       100.0     872,922       100.0     753,739       100.0
                               =======     =======     =======     =======     =======     =======     =======     =======

8. INCOME TAXES

      In 2005, management analyzed its projected future income and determined that a portion of its previously reserved deferred tax assets were more likely than not realizable based on criteria set forth in SFAS No. 109, Accounting for Income Taxes. As a result, the Company reversed $35.9 million of valuation allowance, of which $29.3 million was recorded in the second quarter of 2005. In addition, the Company has utilized $23.0 million of net operating losses (NOL) to offset current year income. The Company will continue to utilize NOLs through December 31, 2005 to offset 2005 income. The following table provides a reconciliation of differences from the U.S. Federal statutory rate (in thousands):

                                                   Nine Months Ended September 30,
                                                   ------------------------------
                                                        2005             2004
                                                   -------------      ------------
Pretax book income                                    $ 55,656        $ 46,334

   U.S. Federal tax expense at 35% statutory rate     $ 19,480        $ 16,217
   U.S. Federal alternative minimum tax                  1,095             927
   State income taxes                                    2,992           2,193
   Reversal of tax valuation allowance                 (35,879)              -
   Current utilization of net operating losses         (23,030)        (19,363)
   Other                                                  (394)            945
                                                      --------        --------
Total income tax (benefit) expense                    $(35,736)       $    919
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

RESULTS OF OPERATIONS

      The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                                          Percentage of Net Sales
                                              --------------------------------------------------
                                                Three Months Ended            Nine Months Ended
                                                   September 30,                September 30,
                                              --------------------          --------------------
                                              2005            2004          2005           2004
                                              -----          -----          -----          -----
Net sales                                     100.0%         100.0%         100.0%         100.0%
Cost of sales                                  89.8           86.7           88.5           87.2
                                              -----          -----          -----          -----
   Gross profit                                10.2           13.3           11.5           12.8

General and administrative expenses             3.4            3.8            3.4            4.2
Selling expense                                 1.3            1.3            1.3            1.5
                                              -----          -----          -----          -----
   Income from operations                       5.5            8.2            6.8            7.1

Interest expense                               (0.5)          (1.1)          (0.5)          (1.1)
Foreign exchange gains and losses, net          0.2            0.2              -              -
Other, net                                      0.7            0.2            0.1            0.1
                                              -----          -----          -----          -----
   Income before income taxes                   5.9            7.5            6.4            6.1

Income tax (benefit) expense                   (2.2)           0.2           (4.1)           0.1
                                              -----          -----          -----          -----
   Net income                                   8.1%           7.3%          10.5%           6.0%
                                              =====          =====          =====          =====

      The industry recovery that began in 2003 continues and production of trailers is anticipated to increase from approximately 229,000 units (171,000 van units) in 2004 to approximately 254,000 units (180,000 van units) in 2005 according to ACT Research Company, LLC (ACT) estimates. The improvement is predicated on a number of factors including improved general economic conditions and pent-up trucking industry demand for replacement units as the average age of trailer fleets increases. Recent economic indicators show a tightening of the market and a general slowdown in the U.S. economy, the full impact of which we are not able to determine at this time. On August 19, 2005, the Department of Transportation issued revised hours-of-service regulations with minor changes to the rules in effect since January 1, 2004. To date, regulations regarding driver hours have had no discernible impact on our business.

      We have participated in the industry growth because our core customers are among the largest participants in the trucking industry, our DuraPlate(R) trailer continues to gain market penetration and we are expanding our presence into the middle market carriers - approximately 1,250 carriers with fleet sizes ranging from 250 to 7,500 units.

      We believe that Wabash is well positioned to benefit from any increased demand for trailers because of the improvements that have been made over the last three years. In 2004, there was significant price volatility in our principal raw materials, steel and timber. At the beginning of 2005, we experienced approximately a 5% increase in overall raw material and component prices and they have remained reasonably constant since then.

THREE MONTHS ENDED SEPTEMBER 30, 2005

NET SALES

         Net sales increased $16.6 million in the third quarter of 2005, while the volume of new and used trailers sold decreased 1% and 18%, respectively, compared to the third quarter of 2004. By business segment, net external sales and related units sold were as follows (in millions, except unit data):

                                         Three Months Ended September 30,
                                       -------------------------------------
                                        2005          2004         % Change
                                       ------        ------       ----------
Sales by Segment:
     Manufacturing                    $ 231.3        $215.5             7%
     Retail and Distribution             62.5          61.7             1%
                                      -------        ------
Total                                 $ 293.8        $277.2             6%
                                      =======        ======

New trailers:                                        (units)
     Manufacturing                     12,200        12,100             1%
     Retail and Distribution            1,400         1,600           (13%)
                                      -------        ------
Total                                  13,600        13,700            (1%)
                                      =======        ======

Used trailers                           1,400         1,700           (18%)
                                      =======        ======

      Manufacturing sales increased primarily due to higher selling prices per unit in part from passing through increases in raw material costs, offset in part by an unfavorable product mix in the third quarter of 2005, which included a significant increase in the number of lower priced double, container and converter dolly units. Units shipped for 2005 were negatively impacted as we and our customers confronted logistics and high fuel costs associated with the Gulf hurricanes.

      Third quarter 2005 sales in the retail and distribution segment were up $0.8 million compared to the prior year third quarter. New trailer sales in this segment improved $2.8 million primarily as a result of higher selling prices, despite a decline in unit volume. Used trailer sales were flat compared to the prior year quarter due to continued constraints on used equipment availability, offset by higher selling prices resulting from strong market conditions and a sales mix containing later model units. Parts and service sales declined $1.4 million due to having four fewer full-service branches.

GROSS PROFIT

      Gross profit decreased to $30.1 million for the third quarter of 2005 from $36.9 million in the third quarter of 2004. Gross profit in 2005 as a percent of sales was 10.2% for the quarter compared to 13.3% for the same period in 2004. As discussed below, both of our segments were impacted as follows (in millions):

                                   Three Months Ended September 30,
                                  ---------------------------------
                                   2005        2004        % Change
                                  -----        -----       --------
Gross Profit by Segment:
   Manufacturing                  $24.5        $30.1          (19%)
   Retail and Distribution          4.8          5.2           (8%)
   Eliminations                     0.8          1.6          (50%)
                                  -----        -----
Total Gross Profit                $30.1        $36.9          (18%)
                                  =====        =====

      The manufacturing segment's gross profit as a percentage of sales was 10.6% in 2005, a 3.4 percentage point decline from the prior year quarter. The decrease in margin percentage primarily resulted from a product mix that included a larger portion of lower margin container, double and FreightPro(R) units than the mix in the comparable 2004 quarter and the impact of manufacturing inefficiencies related to utilization of personnel, parts shortages and an increased focus on product quality. During the second quarter, we implemented a number of initiatives to rectify production issues. Although overall manufacturing productivity declined in the third quarter compared to the second quarter of this year, the corrective actions gained significant traction in September 2005 and have since registered the highest levels of productivity and the lowest levels of overtime since June 2005.

      The retail and distribution segment's gross profit as a percent of sales was 7.7% in the third quarter 2005 compared to 8.4% in the 2004 period. New trailer margins declined in the quarter as material cost increases more than offset increases in selling prices. Service margins as a percent of sales were up for the quarter primarily due to the impact of continuous improvement initiatives resulting in improved service productivity. Used trailer margins were up in the 2005 period due to the overall strength of the used trailer market.

OTHER INCOME (EXPENSE)

      Interest expense totaled $1.7 million for the quarter ended September 30, 2005, a decrease of $1.3 million from the prior year period primarily due to reduced average borrowings.

      Other, net for the three months ended September 30, 2005 primarily related to a gain on the sale of a property.

INCOME TAXES

      In 2005, we analyzed our projected future income and determined that a portion of our previously reserved deferred tax assets were more likely than not realizable based on criteria set forth in SFAS No. 109. As a result, we have reversed $6.6 million of valuation allowance in the third quarter of 2005. In addition, we utilized $7.3 million of net operating losses (NOL) to offset third quarter income. We will continue to utilize NOLs through December 31, 2005 to offset 2005 income. We recognized income tax expense of $0.4 million in the 2004 period primarily related to Federal and state alternative minimum tax (AMT). Based on current estimates, we believe we have sufficient tax NOL carryforwards to offset income tax liabilities that would otherwise arise during 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2005

NET SALES

      Net sales increased $119.2 million for the nine months of 2005 compared to the 2004 period. By business segment, net external sales and related units sold were as follows (in millions, except unit data):

                                      Nine Months Ended September 30,
                                    -----------------------------------
                                     2005          2004        % Change
                                    ------        ------       --------
Sales by Segment:
     Manufacturing                  $687.0        $575.2            19%
     Retail and Distribution         185.9         178.5             4%
                                    ------        ------
Total                               $872.9        $753.7            16%
                                    ======        ======

New trailers:                              (units)
     Manufacturing                  35,700        32,800             9%
     Retail and Distribution         4,300         4,700            (9%)
                                    ------        ------
Total                               40,000        37,500             7%
                                    ======        ======

Used trailers                        4,200         5,500           (24%)
                                    ======        ======

      Manufacturing sales increased due to higher unit volumes and prices, which were offset in part by a change in product mix resulting from an increasing percentage of lower priced double, container and converter dolly units in the 2005 period. The increase in selling prices resulted from passing through most increases in raw material costs.

      Sales for the nine months of 2005 in the retail and distribution segment were up $7.4 million compared to the prior year period. New trailer sales in this segment increased $8.6 million primarily as a result of higher selling prices, which outpaced the impact of a decline in unit volume. A modest increase in used trailer sales was achieved despite inventory constraints as selling prices were positively impacted by market conditions and product mix. Sales for parts and service were relatively flat compared to the 2004 period, despite having four fewer full-service branches. Leasing revenues declined $1.5 million as we continue to wind-down that business.

GROSS PROFIT

      Gross profit for the nine months of 2005 increased $3.9 million to $100.6 million compared to $96.7 million for the nine months of 2004. Gross profit as a percent of sales was 11.5% compared to 12.8% for the same period in 2004. As discussed below, both of our segments were impacted as follows (in millions):

                              Nine Months Ended September 30,
                              -------------------------------
                                2005       2004      % Change
                              --------    -------    --------
Gross Profit by Segment:
    Manufacturing             $   85.8    $  84.1         2%
    Retail and Distribution       15.4       13.2        17%
    Eliminations                  (0.6)      (0.6)        -
                              --------    -------
Total Gross Profit            $  100.6    $  96.7         4%
                              ========    =======

      The manufacturing segment's gross profit for the nine months of 2005 was positively impacted by an increase in unit volume over the 2004 period and our ability to offset increases in the average per trailer raw material costs, including the effects of product mix, with increased selling prices. Gross profit as a percentage of sales was 12.5% in 2005, a 2.1 percentage point decrease from the nine months in 2004. The decrease in margin percentage primarily resulting from a product mix with a larger percentage of lower margin units than the comparable 2004 period and the impact of manufacturing inefficiencies that arose towards the end of the second quarter 2005 related to the utilization of personnel, parts shortages and an increased focus on product quality. The corrective actions initiated at that time gained significant traction in September 2005 and have since registered the highest level of productivity and the lowest levels of overtime since June 2005. Further, gross profit for the nine months of 2005 was negatively impacted by additional warranty reserve requirements of $1.1 million for trailers produced prior to 2003, while the 2004 period received a benefit of $1.4 million related to specific warranty issues. Both adjustments were recorded in the second quarters of their respective years. We also incurred additional trailer delivery costs of $2.1 million in 2005 compared to 2004. The 2004 period also benefited from the favorable outcome of residual contingencies of $0.7 million.

      The retail and distribution segment continued to attain improved gross profit for the nine months of 2005 through favorable market conditions and internal initiatives. The retail and distribution segment's gross profit as a percent of sales increased to 8.3% in the 2005 period from 7.4% in the 2004 period. Parts and service margins as a percent of sales were up for the nine months of 2005 compared to the 2004 period due to improved volumes and productivity. Used trailer margins were up in the 2005 period due to the overall strength of the used trailer market. New trailer margins declined slightly in the 2005 period as selling price increases were unable to fully offset material cost increases. The 2004 period included $1.1 million of profit related to RoadRailer(R) bogies from our finance and leasing business.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses decreased $1.9 million in the nine months of 2005 to $29.5 million from $31.4 million in the prior year period primarily due to reductions in outside professional fees and compensation costs. The 2004 period benefited from the recovery of taxes of $0.6 million.

OTHER INCOME (EXPENSE)

      Interest expense totaled $4.9 million for the nine months ended September 30, 2005, a decrease of $3.7 million from the prior year period primarily due to reduced average borrowings.

      Other, net for the nine months ended September 30, 2005 was income of $1.0 million compared to income of $1.1 million in the 2004 period. Income in both years was primarily related to gains on the sale of properties.

INCOME TAXES

      In 2005, we analyzed our projected future income and determined that a portion of our previously reserved deferred tax assets were more likely than not realizable based on criteria set forth in SFAS No. 109. As a result, we have reversed $35.9 million of valuation allowance. In addition, we utilized $23.0 million of NOLs to offset current year income. We will continue to utilize NOLs through December 31, 2005 to offset 2005 income. We recognized income tax expense of $0.9 million in the 2004 period primarily related to Federal and state AMT. Based on current estimates, we believe we have sufficient tax NOL carryforwards to offset income tax liabilities that would otherwise arise during 2005.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE

      Today, our capital structure is comprised of a mix of equity and debt. As of September 30, 2005, our debt to equity ratio is approximately 1:2. Our objective is to generate operating cash flows sufficient to satisfy normal requirements for working capital and capital expenditures and be positioned to take advantage of market opportunities.

DEBT AMENDMENT

      On September 23, 2005, we entered into an amendment of our loan and security agreement with our lenders to, among other things, increase dividend payments per fiscal year to $20 million and allow the repurchase of up to $50 million of Common Stock over the remaining term of the agreement. Under our repurchase program, we may repurchase stock on the open market or in private transactions, at times and amounts deemed appropriate. We may limit or terminate the program at any time. As of September 30, 2005, no shares were repurchased.

CASH FLOW

      Cash provided by operating activities at September 30, 2005 amounted to $0.6 million, an increase of $15.5 million from the prior year period as a $6.2 million increase in net income (adjusted for non-cash items) was partially offset by increases in working capital. The following is a discussion of factors impacting certain working capital items in the nine months of 2005 compared to the nine months of 2004.

      - Accounts receivables increased $31.1 million in 2005 compared to $67.4 million in 2004. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 37 days at September 30, 2005, a decrease of eight days versus the same period in the prior year and an increase of nine days from December 31, 2004.

      - Inventory increased $70.2 million in 2005 compared to $27.0 in 2004. Inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory is converted into sales, were approximately six times compared to eight times in the prior year. The inventory increases are primarily due to a change in production levels, timing of raw materials deliveries, price increases and higher new and used trailer inventories. Raw material inventories increased due to production levels and adjusting our just-in-time deliveries to improve first-pass yields. Used trailer inventories increased as several trade deals were closed recently. New trailer inventories were impacted by driver shortages resulting in pick-up and delivery delays.

      - Accounts payable and accrued liabilities increased approximately $29.0 million in 2005 compared to $15.8 million in 2004 in line with increases in inventory.

      Investing activities used $13.4 million in the nine months of 2005, a change of $9.7 million from the nine months of 2004 resulting primarily from increased capital spending.

      Financing activities used $0.6 million during the nine months of 2005, a change of $21.4 million from the nine months of 2004 primarily due to reduced borrowings under our revolving credit facility and the payment of dividends in the 2005 period.

Capital Expenditures

      Capital spending amounted to approximately $23.0 million for the nine month period of 2005 and is anticipated to be in the range of $30 million to $35 million for 2005. The spending included $13.5 million related to production line automation and ERP system projects.

Outlook

      Entering the third quarter of 2005, we were faced with several challenges most notably employee turnover, production delays and product quality. We are pleased to report that our initiatives in these areas: better pre-assessment and training of temporary staffing, improved fit and finish and higher levels of first-pass yield (FPY) were able to gain traction in the latter portion of the quarter and are expected to positively impact the fourth quarter and 2006. Specifically, we were able to increase temporary employee retention and preparedness and improve our FPY levels. The impact on production has been a return to early second quarter of 2005 production levels, while reducing the number of temporary associates and the required overtime, both of which should provide cost savings going forward, and a move toward reductions in our work-in-process trailer inventory by year-end.

      We are also seeing some relief from the driver shortage experienced in the third quarter resulting from the impact on shipping of the hurricanes that hit the Gulf Coast. This shortage impacted our customer's ability to pick-up their trailers.

      For the fourth quarter, we expect shipments to be in the 15,000 to 16,000 unit range and that margins should show improvements from the third quarter as a result of increased manufacturing productivity and possibly some modest relief in material costs.

      Looking ahead to 2006, we anticipate only a modest 2% increase in van industry production, reaching 173,000 units compared to the ACT estimates of 180,000 units. The reduced rate of growth in 2006 compared to the preceding years results from the expected truck buy in advance of emission regulation that become effective in 2007. We expect a 10% increase in unit sales as we continue to expand our presence with mid-market accounts and the continued acceptance of DuraPlate(R) as the product of choice. The number of units booked for 2006 are well ahead of what they were a year ago; however, they are primarily comprised of larger fleets. Also, the number of units booked for the prior year occurred very late in a cycle that normally extends from September to April. Selling prices will be under some pressure as available capacity exists in the industry and raw materials and components prices will continue to increase as we are again seeing steel industry pressure for price increases.

      The industry growth is predicated on a number of factors including improving general economic conditions and pent-up trucking industry demand for replacement units as the average age of trailer fleets increases.

      We expect to participate in any industry growth there is because (1) our core customers are among the dominant participants in the trucking industry, (2) our DuraPlate(R) trailer continues to have increased market penetration, (3) our focus on developing solutions that reduce our customers' trailer maintenance cost, and (4) the success we are achieving expanding our presence into the middle market carriers. Thus far in 2005, we have added 41 new middle market customers representing orders of approximately 5,700 units that will be produced over the next several years.

      As of September 30, 2005, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to approximately $147.0 million and total debt and lease obligations amounted to approximately $131.3 million (including $5.3 million of operating lease commitments). We expect that in 2005, we will be able to generate sufficient cash flow from operations to fund working capital and capital expenditure requirements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      We have included a summary of our Contractual Obligations and Commercial Commitments in our annual report on Form 10-K for the year ended December 31, 2004, filed on March 3, 2005. During 2005, we have seen our used trailer trade commitments increase to $27.1 million at September 30, 2005 from $4.4 million as of December 31, 2004 due to the trade deals recently closed. Additionally, we have capital expenditure commitments of $3.5 million related to our production line automation project.

OFF-BALANCE SHEET TRANSACTIONS

      During the second quarter of 2005, we entered into a $2.2 million three-year lease of computer equipment. Future minimum lease payments for this lease amount to $0.8 million per year. As of September 30, 2005, we had approximately $5.3 million in operating lease commitments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      We have included a summary of our Critical Accounting Estimates in our annual report on Form 10-K for the year ended December 31, 2004, filed on March 3, 2005. There have been no material changes to the summary provided in that report.

BACKLOG

      Orders that have been confirmed by the customer in writing and can be produced during the next 18 months are included in backlog. Orders that comprise the backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $490 million at September 30, 2005 compared to $380 million at June 30, 2005. We expect to complete the majority of our existing backlog orders within the next twelve months.

CUSTOMER CREDIT RISK

      We sublease certain highly specialized RoadRailer(R) equipment to Grupo Transportation Marititma Mexicana SA (TMM), who is experiencing financial difficulties. In August 2004, TMM completed the restructuring of its debt agreements and has sold certain assets. Customer payments, which have historically been timely, are behind schedule. The customer owes us $6.4 million secured by highly specialized RoadRailer(R) equipment, which due to the nature of the equipment, has a minimal recovery value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices, interest rates and foreign exchange rates. The following discussion provides additional detail regarding our exposure to these risks.

   A. COMMODITY PRICE RISKS

      We are exposed to fluctuation in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We may manage aluminum price changes by entering into fixed price contracts with our suppliers. As of September 30, 2005, we had outstanding purchase commitments of approximately $11.0 million through December 2005 for materials that will be used in the production process. Because we typically do not set prices for our products more than 45-90 days in advance of our commodity purchases, we can take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.

   B. INTEREST RATES

      As of September 30, 2005, we had no floating rate debt outstanding.

   C. FOREIGN EXCHANGE RATES

      We are subject to fluctuations in the Canadian dollar exchange rate that impact intercompany transactions with our Canadian subsidiary, as well as U.S. denominated transactions between the Canadian subsidiaries and unrelated parties. A five cent change in the Canadian exchange rate would result in an approximately $0.9 million impact on results of operations. We have entered into Canadian dollar foreign currency forward contracts in an effort to mitigate potential Canadian currency fluctuation impact on working capital requirements. As of September 30, 2005, we had outstanding $4.3 million in forward contracts to be settled in various increments over the next five months. The contracts are marked-to-market and not subject to hedge accounting. We do not hold or issue derivative financial instruments for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

      Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 14a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of September 30, 2005.

CHANGES IN INTERNAL CONTROLS

      There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

      Not applicable.

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

                                              WABASH NATIONAL CORPORATION

Date: November 7, 2005                    By: /s/ Robert J. Smith
                                              -------------------------------
                                              Robert J. Smith
                                              Senior Vice President and Chief
                                                Financial Officer
                                              (Principal Financial Officer)