Form 10-K
period 2005-12-31
WABASH NATIONAL CORP /DE
filed 2006-02-27
CIK 879526

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 1-10883
WABASH NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1375208 (IRS Employer Identification Number)
1000 Sagamore Parkway South Lafayette, Indiana	47905 (Zip Code)
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (765) 771-5300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange
Series D Preferred Share Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☑                 Accelerated filer ☐                Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2005 was $762,556,020 based upon the closing price of the Company’s common stock as quoted on the New York Stock Exchange composite tape on such date.
     The number of shares outstanding of the registrant’s common stock as of February 21, 2006 was 31,121,768.
     Part III of this Form 10-K incorporates by reference certain portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be filed within 120 days after December 31, 2005.

TABLE OF CONTENTS
WABASH NATIONAL CORPORATION
FORM 10-K FOR THE FISCAL
YEAR ENDED DECEMBER 31, 2005

FORWARD LOOKING STATEMENTS
     This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forwarding-looking statements” include, but are not limited to, statements regarding:
•	our business plan;

•	our expected revenues, income or loss and capital expenditures;

•	plans for future operations;

•	financing needs, plans and liquidity;

•	our ability to achieve sustained profitability;

•	reliance on certain customers and corporate partnerships;

•	availability and pricing of raw materials;

•	availability of capital;

•	dependence on industry trends;

•	the outcome of any pending litigation;

•	export sales and new markets;

•	engineering and manufacturing capabilities and capacity;

•	acceptance of new technology and products;

•	government regulation; and

•	assumptions relating to the foregoing.
     Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Report. Each forward-looking statement contained in this Report reflects our management’s view only as of the date on which that forward-looking statement was made. We are not obligated to update forward-looking statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.
     Currently known risk factors that could cause actual results to differ materially from our expectations are described below in this Report “in Item 1A. Risk Factors.” We urge you to carefully review that section for a more complete discussion of the risks of an investment in our securities.
PART I
ITEM 1—BUSINESS
     Wabash National Corporation (“Wabash,” “Company,” “us,” “we” or “our”) is one of North America’s leaders in designing, manufacturing and marketing standard and customized truck trailers and related transportation equipment. Founded in 1985 as a start-up, Wabash has grown to be one of Fortune’s 1000 largest companies and had annual sales of approximately $1.2 billion in 2005. We believe our success has been the result of our longstanding relationships with our core customers, broad product line and large distribution and service network. Our management team is focused on becoming the low-cost producer in the truck trailer industry through continuous improvement, lean manufacturing initiatives and automation.
     We seek to identify and produce proprietary products that offer exceptional value to customers with the potential to generate higher profit margins than those of standardized products. We believe that we have the engineering and manufacturing capability to produce these products efficiently. Our proprietary DuraPlate® composite truck trailer, which we introduced in 1996, has achieved widespread acceptance by our customers. For the last three years, sales of our DuraPlate® trailers represented approximately 80% of our total new trailer sales. We are also a competitive producer of standardized sheet and post and refrigerated trailer products, and strive to become a low-cost producer of these products within our industry. We expect to continue a program of product development and selective acquisitions of quality proprietary products that further differentiate us from our competitors and increase profit opportunities.
     We market our transportation equipment under the Wabash®, DuraPlate®, DuraPlateHD®, FreightPro®, Arcticlite® and RoadRailer® trademarks directly to customers, through independent dealers and through our factory-owned retail branch network. Historically, our marketing effort focused on our longstanding core customers representing many of the largest companies in the trucking industry. Our relationship with our core customers has been central to our growth since inception. Beginning in the fourth quarter of 2003, we have actively pursued the diversification of our customer base by focusing on what we refer to as the mid-market. These carriers, which represent approximately 1,250 carriers, operate fleets of between 250 to 7,500 trailers, which we estimate in total account for approximately one million trailers.
     Longstanding core customers include — Schneider National, Inc.; J.B. Hunt Transport Services, Inc.; Swift Transportation Corporation; Werner Enterprises, Inc.; Heartland Express, Inc.; Crete Carrier Corporation; U.S. Xpress Enterprises, Inc.; Knight Transportation, Inc.; Interstate Distributor Co.; YRC Worldwide, Inc.; Old Dominion Freight Lines, Inc.; SAIA Motor Freightlines, Inc.; and FedEx Corp.
     Mid-market customers include — CR England, Inc.; Marten Transport, Inc. LTD; USA Logistics; ESTES Express Line, Inc.; Covenant Transportation, Inc.; Celadon Group, Inc.; Jacobson Companies, Inc.; Aurora LLC; Landair Transport, Inc.; Xtra Lease, Inc.; USF Corporation; and New Penn Motor Express, Inc.
     Our factory-owned retail branch network provides additional opportunities to distribute our products and also offers national service and support capabilities for our customers. The retail sale of new and used trailers, aftermarket parts and service through our retail branch network generally provides enhanced margin opportunities. Additionally, we utilize a network of 29 independent dealers with 55 locations.
     Wabash was incorporated in Delaware in 1991 and is the successor by merger to a Maryland corporation organized in 1985. We operate in two reportable business segments: (1) manufacturing and (2) retail and distribution. Financial results by segment, including information about revenues from customers, measures of profit and loss, and total assets, and financial information regarding geographic areas and export sales are discussed in Footnote 15, Segments and Related Information, of the accompanying Consolidated Financial Statements. Additional information concerning Wabash can be found on our website at www.wabashnational.com. We make our electronic filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available on our website free of charge as soon as practicable after we file or furnish them with the SEC. Information on the website is not part of this Form 10-K.
Repositioning Activities
     This past year, 2005, marks the third year of recovery for the industry after the 2001-2002 downturn. During the last several years, we repositioned Wabash by focusing on continuous improvement of our manufacturing and retail operations, expanding our customer base, introducing products that better address customers’ needs, exiting non-core operations and strengthening our capital structure. We believe Wabash is well positioned to participate in the market growth that ACT Research Company, LLC (ACT) is predicting will continue through 2008.
Strategy
     We are committed to an operating strategy that seeks to deliver profitability throughout industry cycles by executing on the core elements of our strategic plan:
•	Corporate Focus. We intend to continue our focus on improved earnings and cash flow.

•	Product and Service Differentiation. We intend to continue to provide differentiated products and services that generate enhanced profit margins.

•	Continuous Improvements. We are focused on reducing our cost structure by adhering to continuous improvement and lean manufacturing initiatives.

•	Core Customers. We intend to maintain and enhance our longstanding customer partnerships and create new revenue opportunities by offering tailored transportation solutions.

•	Customer Diversification. We expect to continue to expand and diversify our customer base by focusing on middle market carriers with trailer fleets ranging from 250 to 7,500 units.

•	Trailer Performance Improvements. We are working on the development of a DuraPlate® trailer that minimizes maintenance for up to 10 years.

•	Strengthen Balance Sheet. We intend to continue to enhance financial flexibility enabling us to capitalize on future market opportunities.
Industry and Competition
     Trucking in the United States (U.S.), according to the American Trucking Association (ATA), was estimated to be a $671 billion industry in 2004 (the latest date such information is available), leading all other modes of transportation. ATA estimates that approximately 68% of all freight tonnage is carried by truck at some point during its shipment, accounting for approximately 88% of freight industry revenues. Trailer demand is a direct function of the amount of freight to be transported. As the economy improves, it is forecasted that truck carriers will need to expand their fleets, which typically results in increased trailer orders. According to ACT, there are approximately 3.2 million trailers in use today and the trailer replacement demand is estimated at around 225,000 trailers per year.
     In general, the U.S. trucking industry grew throughout the 1990’s and peaked in 1999. A number of factors, including an economic downturn, fluctuations in fuel prices, declining asset values, limited capital, record trucking company failures and industry consolidation led to a historic reduction of 54% in trailer purchases from 1999 to 2002. The industry began its recovery in 2003, and year-over-year trailer production improvements of 24%, 31% and 10% were recorded for 2003, 2004 and 2005, respectively. Most trucking companies experienced very strong financial performances in 2004 and 2005, as a capacity constrained freight environment allowed trucking companies to raise freight rates, in-turn improving profitability, despite increased fuel costs.
     New U.S. federal truck emission regulations will take effect in 2007, resulting in cleaner, yet less fuel-efficient and costlier tractor engines. As a consequence, many trucking firms are accelerating purchases of tractors prior to the effective date of the regulation, significantly reducing the historical trailer-to-tractor ratio of 1.5 to 1, to closer to 1 to 1 during 2004 and 2005, according to ACT. While we foresee the trailer-to-tractor ratio continuing at this level in 2006, we believe that the ratio will rebound thereafter, but is unlikely to return to prior historic norms, which could result in a significant increased demand in trailers.
     Wabash, Great Dane and Utility are generally viewed as the top three trailer manufacturers and have accounted for greater than 56% of new trailer market share in recent years. During the severe industry downturn in 2001 and 2002, a number of trailer manufacturers went out of business, resulting in greater industry consolidation. Despite market concentration, price competition is fierce, as production capacity exceeds current demand. Trailer differentiation is made primarily through superior products, customer relationships, service availability and cost.
     The table below sets forth new trailer production for Wabash, its largest competitors and for the trailer industry as a whole within North America. The data represents all segments of the market, except containers and chassis, including vans, dumps, flats, etc. Since 2002, with the exception of intermodal containers, we have primarily participated in the van segment of the market. The van production has grown from a low of approximately 102,000 units in 2002 to approximately 181,000 units in 2005, an improvement of 77%. During this period, we have seen our market share grow from approximately 26% to 29%.

	2005	2004	2003		2002		2001	2000
Wabash(1)	52,000	48,000	36,000		27,000		32,000	66,000
Great Dane	55,000	55,000	41,000		33,000	(2)	22,000	47,000
Utility	34,000	31,000	24,000		18,000		16,000	29,000
Stoughton	17,000	15,000	9,900		10,000		6,000	15,000
Other principal producers	46,000	42,000	34,000		28,000		32,000	63,000
Total Industry	251,000	228,000	174,000	(3)	140,000		140,000	271,000

(1)	Does not include approximately 2,300, 1,500, 1,300 and 6,000 intermodal containers in 2005, 2004, 2003 and 2002, respectively.

(2)	Data revised by publisher in 2004.

(3)	Data revised by publisher in 2005.
     Sources: Individual manufacturer information, some of which is estimated, provided by Trailer Body Builders Magazine. Industry totals provided by A.C.T. Research Company, L.L.C.
Competitive Strengths
     We believe our core competitive strengths include:
•	Long Term Core Customer Relationships — We are the lead provider of trailers to a significant number of top tier trucking companies, generating a revenue base that has helped to sustain us as one of the market leaders.

•	Innovative Product Offerings — Our DuraPlate® proprietary technology offers what we believe to be a superior trailer to our customers, which commands premium pricing. A DuraPlate® trailer is a composite plate trailer constructed using material containing a high-density polyethylene core bonded between a high-strength steel skin. We believe that the competitive advantages of our DuraPlate® trailers compared to standard trailers include the following:
-	Extended Service Life — operate three to five years longer;

-	Lower Total Cost of Ownership — less costly to maintain; and

-	Improved Resale — higher trade-in values.
We have also successfully introduced innovations in our refrigerated trailers and other product lines. For example, we introduced the DuraPlateHD® trailer and the FreightPro® sheet and post trailer in 2003, and wide-bodied DuraPlate® intermodal containers in 2004.
•	Significant Market Share and Brand Recognition — We have been one of the two largest manufacturers of trailers in North America in each of the last 10 years, with one of the most widely recognized brands in the industry. We believe we are currently the largest producer of van trailers in North America.

•	Committed Focus on Operational Excellence — Safety, quality, on-time delivery, productivity and cost reduction are the core elements of our program of continuous improvement. In 2005, we received ISO 14001 registration of our Environmental Management System.

•	Technology — We are recognized by the trucking industry as being a leader in developing technology to reduce trailer maintenance. During 2004, we introduced the Truck-Lite® Model 33® LED Mini-Marker Light which is designed to be less susceptible to physical damage and resistant to corrosion, as well as exceeds legal lighting requirements.

•	Corporate Culture — We benefit from a value driven management team and dedicated workforce.

•	Extensive Distribution Network — Seventeen factory-owned retail branch locations extend our sales network throughout North America, diversifying our factory direct sales, providing an outlet for used trailer sales and supporting our national service contracts.

Regulation
     Truck trailer length, height, width, maximum weight capacity and other specifications are regulated by individual states. The federal government also regulates certain safety features incorporated in the design of truck trailers, including regulations that require anti-lock braking systems (ABS) and define rear impact guard standards. Manufacturing operations are subject to environmental laws enforced by federal, state and local agencies (See “Environmental Matters”).
Products
     Since our inception, we have expanded our product offerings from a single truck trailer product to a broad range of trailer-related transportation equipment. Our manufacturing segment specializes in the development of innovative proprietary products for our key markets. Manufacturing segment sales represented approximately 80%, 77%, and 70% of consolidated Wabash net sales in 2005, 2004 and 2003, respectively. Our current transportation equipment products include the following:
•	DuraPlate® Trailers. DuraPlate® trailers utilize a proprietary technology that consists of a composite plate wall for increased durability and greater strength. Our DuraPlate® trailers include our DuraPlateHD®, a heavy duty version of our regular DuraPlate® trailers.

•	DuraPlate® Domestic Containers. DuraPlate® domestic containers utilize the same proprietary technology as our Duraplate® trailers and consist of stackable containers, carried either on flat cars or stacked two-high on special “Double-Stack” railcars.

•	Smooth Aluminum Trailers. Smooth aluminum trailers, commonly known as “sheet and post” trailers, are the commodity trailer product purchased by the trucking industry. Starting in 2003, we commercialized our FreightPro® trailer to provide a competitive offering for this segment of the market.

•	Refrigerated Trailers. Refrigerated trailers have insulating foam in the sidewalls and roof, which improves both the insulation capabilities and durability of the trailers. Our refrigerated trailers use our proprietary SolarGuard® technology, coupled with our novel foaming process, which we believe enables customers to achieve lower costs through reduced fuel consumption and reduced operating hours.

•	RoadRailer® Equipment. The RoadRailer® intermodal system is a patented bimodal technology consisting of a truck trailer and detachable rail “bogie” that permits a trailer to run both over the highway and directly on railroad lines.

•	Other. Our other transportation equipment includes container chassis and converter dollies.
     Our retail and distribution segment focuses on the sale of new and used trailers and providing parts and service as described below.
•	We sell new trailers produced by the manufacturing segment. Additionally, we sell specialty trailers including tank trailers, dump trailers and platform trailers produced by third parties, which are purchased in smaller quantities for local or regional transportation needs. The sale of new transportation equipment through the retail branch network represented 11.3%, 12.2% and 9.4% of net sales during 2005, 2004 and 2003, respectively.

•	We provide replacement parts and accessories and maintenance service for our own and competitors’ trailers and related equipment. Sales of these products and service represented 4.1%, 5.0% and 10.8% of net sales during 2005, 2004 and 2003, respectively.

•	We sell used transportation equipment including units taken in trade from our customers upon the sale of new trailers. The ability to remarket used equipment promotes new sales by permitting trade-in allowances and offering customers an outlet for the disposal of used equipment. The sale of used trailers represented 4.6%, 4.8% and 7.3% of net sales during 2005, 2004 and 2003, respectively.

Customers
     Our customer base has historically included many of the nation’s largest truckload common carriers, leasing companies, private fleet carriers, less-than-truckload (LTL) common carriers, and package carriers. We successfully diversified our customer base from 61% of total units sold to large core customers in 2002 to 36% in 2005 by expanding our customer base. This has been accomplished while maintaining our relationship with these core customers. Our five largest customers accounted for 22%, 23% and 27% of our aggregate net sales in 2005, 2004 and 2003, respectively.
     In 2005 and 2004, no single customer represented 10% or greater of net sales. In 2003, Schneider National, Inc. accounted for approximately 14% of net sales. International sales, primarily to Canadian customers, accounted for less than 10% of net sales for each of the last three years. We have established relationships as a supplier to many large customers in the transportation industry, including the following:
•	Truckload Carriers: Schneider National, Inc.; J.B. Hunt Transport Services, Inc.; Swift Transportation Corporation; Werner Enterprises, Inc.; Heartland Express, Inc.; Crete Carrier Corporation; U.S. Xpress Enterprises, Inc.; Knight Transportation, Inc.; and Interstate Distributor Co.

•	Leasing Companies: GE Trailer Fleet Services; Wells Fargo Equipment Finance, Inc.; Xtra Lease, Inc.; Transport Services, Inc.; and Aurora LLC.

•	Private Fleets: Safeway, Inc.; The Home Depot, Inc.; The Kroger Co.; and Sysco Corporation.

•	Less-Than-Truckload Carriers: YRC Worldwide, Inc.; Old Dominion Freight Lines, Inc.; SAIA Motor Freightlines, Inc.; FedEx Corp.; and Vitran Express, Inc.
Marketing and Distribution
     We market and distribute our products through the following channels:
•	factory direct accounts;

•	factory-owned distribution network; and

•	independent dealerships.
     Factory direct accounts are generally large fleets, over 7,500 trailers that are high volume purchasers. Historically, we have focused on the factory direct market where customers are highly knowledgeable of the life-cycle costs of trailer equipment and, therefore, are best equipped to appreciate the design and value-added features of our products. Beginning in late 2003, we have actively pursued the diversification of our customer base focusing what we refer to as the mid-market. These carriers, which represent approximately 1,250 carriers, operate fleets of between 250 to 7,500 trailers, which we estimate in total account for approximately one million trailers. Since implementing our mid-market sales strategy two years ago, we have added over 130 new customers accounting for orders for over 10,000 new trailers.
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
     We also sell our products through a nationwide network of 29 independent dealerships with 55 locations. The dealers primarily serve mid-market and smaller sized carriers and private fleets in the geographic region where the dealer is located and occasionally may sell to large fleets. The dealers may also perform service work for their customers.

Raw Materials
     We utilize a variety of raw materials and components including steel, polyethylene, aluminum, lumber, tires and suspensions, which we purchase from a limited number of suppliers. Significant price fluctuations or shortages in raw materials or finished components may adversely affect our results of operations. In 2005 and for the foreseeable future, we expect that the raw materials used in the greatest quantity will be the steel, aluminum, polyethylene and wood used in our trailers. Our component suppliers have advised us that they have adequate capacity to meet our current and expected demands in 2006. However, unprecedented industry tire demand and escalating raw material costs in 2005 have resulted in higher tire costs. The price increases in our principal raw materials — aluminum, steel, plastic and timber — that materialized beginning in 2003 and continued through 2005, are expected to impact 2006 as well. Recently, we have experienced further increases in aluminum prices, which we expect will have the greatest impact on our sheet and post and refrigerated trailer products. Our Harrison, Arkansas laminated hardwood floor facility provides the majority of our requirements for trailer floors.
Backlog
     Orders that have been confirmed by the customer in writing and can be produced during the next 18 months are included in our backlog. Orders that comprise backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders at December 31, 2005 and 2004 were approximately $516 million and $280 million, respectively. We expect to complete the majority of our backlog orders within the next 12 months.
Patents and Intellectual Property
     Wabash holds or has applied for 58 patents in the United States on various components and techniques utilized in our manufacture of truck trailers. In addition, we hold or have applied for 39 patents in three foreign countries. Our patents include intellectual property related to the manufacture of trailers using our proprietary DuraPlate® product, which we believe offers us a significant competitive advantage.
     Wabash also holds or has applied for 31 trademarks in the United States, as well as 18 trademarks in foreign countries. These trademarks include the Wabash® and Wabash National® brand names as well as trademarks associated with our proprietary products such as the DuraPlate® trailer and the RoadRailer® trailer.
Research and Development
     Research and development expenses are charged to Cost of Sales on the Consolidated Statements of Operations as incurred and were $2.6 million, $2.6 million and $2.1 million in 2005, 2004 and 2003, respectively.
Environmental Matters
     Our facilities are subject to various environmental laws and regulations, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes, and occupational safety and health. Our operations and facilities have been and in the future may become the subject of enforcement actions or proceedings for non-compliance with such laws or for remediation of company-related releases of substances into the environment. Resolution of such matters with regulators can result in commitments to compliance abatement or remediation programs and in some cases the payment of penalties. (See Item 3 “Legal Proceedings.”)
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
Employees
     As of December 31, 2005 and 2004, we had approximately 3,600 and 3,300 full-time associates, respectively. There were no full-time associates under labor union contracts as of December 31, 2005. We place a strong emphasis on employee relations through educational programs and quality improvement teams. We believe our employee relations are good. Additionally, we had temporary employees of approximately 600 and approximately 700 at December 31, 2005 and 2004, respectively. On average, temporary employees represented 25% of our production workforce during 2005.
ITEM 1A—RISK FACTORS
     You should carefully consider the risks described below in addition to other information contained or incorporated by reference in this Report before investing in our securities. Realization of any of the following risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Risks Related to Our Business, Strategy and Operations
We have generated significant losses in the past.
     In 2005 and 2004, we reported net income of $111.1 million and $58.4 million, respectively, but we reported net losses of $57.2 million, $56.2 million and $232.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Our ability to sustain profitability in the future will depend on the successful continued implementation of measures to reduce costs and achieve sales goals, as well as the ability to pass on to customers increases in the prices of raw materials and component parts. While we have taken steps to lower operating costs and reduce interest expense, and have seen our sales improve in recent periods, we cannot assure you that our cost-reduction measures will be successful, sales will be sustained or increased or that we will achieve a sustained return to profitability.
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
     We have relationships with a number of customers where we supply the requirements of these customers. We do not have long-term agreements with these customers. Our success is dependent, to a significant extent, upon the continued strength of these relationships and the growth of our core customers. We often are unable to predict the level of demand for our products from these customers, or the timing of their orders. In addition, the same economic conditions that adversely affect us also often adversely affect our customers. As some of our customers are highly leveraged and have limited access to capital, their continued existence may be uncertain. One of our customers, Grupo Transportation Marititma Mexicana SA (TMM), which is located in Mexico, has been experiencing financial difficulties, which led it to restructure its debt in August 2004, and subsequently sell certain of its assets. TMM owes us $5.8 million as of December 31, 2005 secured by highly specialized RoadRailer® equipment, which due to the nature of the equipment, has a minimal recovery value. The loss of a significant customer or unexpected delays in product purchases could adversely affect our business and results of operations.
Our technology and products may not achieve market acceptance, which could adversely affect our competitive position.
     We continue to introduce new products, such as the DuraPlateHD® and the FreightPro® trailer. We cannot assure that these or other new products or technologies will achieve sustained market acceptance. In addition, new technologies or products that our competitors introduce may render our products obsolete or uncompetitive. We have taken steps to protect our proprietary rights in our new products. However, the steps we have taken to protect them may not be sufficient or may not be enforced by a court of law. If we are unable to protect our proprietary rights, other parties may attempt to copy or otherwise obtain or use our products or technology. If competitors are able to use our technology, our ability to compete effectively could be harmed.

We have a limited number of suppliers of raw materials; an increase in the price of raw materials or the inability to obtain raw materials could adversely affect our results of operations.
     We currently rely on a limited number of suppliers for certain key components in the manufacturing of truck trailers, such as tires, landing gear, axles and specialty steel coil used in DuraPlate® panels. From time to time, there have been and may in the future continue to be shortages of supplies of raw materials or our suppliers may place us on allocation, which would have an adverse impact on our ability to meet demand for our products. Raw material shortages and allocations may result in inefficient operations and a build-up of inventory, which can negatively affect our working capital position. In addition, if the price of raw materials were to increase and we were unable to increase our selling prices or reduce our operating costs to offset the price increases, our operating margins would be adversely affected. The loss of any of our suppliers or their inability to meet our price, quality, quantity and delivery requirements could have a significant impact on our results of operations.
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
     Many of our executive officers, including our CEO William P. Greubel and President and COO Richard J. Giromini, are critical to the management and direction of our business. Our future success depends, in large part, on our ability to retain these officers and other capable management personnel. The unexpected loss of the services of any of our key personnel could have an adverse effect on the operation of our business, as we may be unable to find suitable management to replace departing executives on a timely basis.
The inability to realize additional costs savings could weaken our competitive position.
     If we are unable to continue to successfully implement our program of cost reduction and continuous improvement, we may not realize additional anticipated cost savings, which could weaken our competitive position.
Restrictive covenants in our debt instruments could limit our financial and operating flexibility and subject us to other risks.
     The agreements governing our indebtedness include certain covenants that restrict, among other things, our ability to:
-	incur additional debt;

-	pay dividends on our common stock in excess of $20 million per year;

-	repurchase our common stock up to $50 million over the remaining term of the agreement;

-	consolidate, merge or transfer all or substantially all of our assets;

-	make certain investments, mergers and acquisitions; and

-	create certain liens.
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

We are in the second half of a project to implement a company-wide Enterprise Resource Planning (ERP) system, and if our implementation is unsuccessful or proves more costly than expected our business could be harmed.
     The project to implement a new ERP system is in the conversion and testing stages. Our new ERP system is expected to integrate departments and functions across Wabash, enhance the ability to service customers and improve our control environment. We may encounter delays and unforeseen costs in this process. If we are unable to implement the ERP system successfully, we may not be able to properly serve our customers or realize expected efficiencies.
We may not be successful in our plans to upgrade our production lines and realize increased levels of efficiency.
     In 2005, we began the first phase of what is planned to be a four-phase multi-year project to replace four trailer assembly lines using technology adapted from the automotive industry at a cost of approximately $10 million per line. Our costs to replace the lines could exceed our estimates, the technology may not work as planned and we may not be able to meet our estimated timeline. Even if we are successful in replacing the production lines, we may not realize the level of costs savings that we estimate.
Risks Particular to the Industry in Which We Operate
Our business is highly cyclical, which could adversely affect our sales and results of operations.
     The truck trailer manufacturing industry historically has been and is expected to continue to be cyclical, as well as affected by overall economic conditions. New trailer production for the trailer industry reached its most recent peak of approximately 306,000 units in 1999, falling to approximately 140,000 by 2001 and rebounding to approximately 254,000 units in 2005. Customers historically have replaced trailers in cycles that run from five to twelve years, depending on service and trailer type. Poor economic conditions can adversely affect demand for new trailers and in the past have led to an overall aging of trailer fleets beyond this typical replacement cycle. Customers’ buying patterns can also reflect regulatory changes, such as the new federal hours-of-service rules and anticipated 2007 federal emissions standards. Our business is likely to continue to be highly cyclical based on current and expected economic conditions and regulatory factors.
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
     This volatility may adversely affect the prices of our common stock regardless of our operating performance. The price of our common stock also may be adversely affected by the amount of common stock issuable upon conversion of our 3 1/4% convertible senior notes due 2008. Assuming $125 million in aggregate principal amount of these notes are converted at a conversion price of $19.05, which has been adjusted for the impact of dividend payments, the number of shares of our common stock outstanding would increase by 6.6 million, or approximately 21%. The conversion feature of these senior notes is subject to further adjustment in connection with the payment of future cash dividends. As a result of any future payment of a cash dividend, upon any conversion of the notes, we would be required to issue additional shares of common stock.
     In addition, our common stock has experienced low trading volume in the past.

ITEM 1B—UNRESOLVED STAFF COMMENTS
     None.
ITEM 2—PROPERTIES
Manufacturing Facilities
     We own and operate two trailer manufacturing facilities in Lafayette, Indiana and a trailer floor manufacturing facility, 0.5 million square feet, in Harrison, Arkansas. Our main Lafayette facility is a 1.2 million square foot facility that houses truck trailer and composite material production, tool and die operations, research laboratories and offices. The second Lafayette facility is 0.6 million square feet, primarily used for the production of refrigerated trailers. In total, our facilities have the capacity to produce in excess of 75,000 trailers annually on a three-shift, five-day workweek schedule.
     During 2001, we closed a trailer manufacturing plant located in Ft. Madison, Iowa (255,000 square feet), which is classified as held for sale and is reported in Prepaid Expenses and Other in the accompanying Consolidated Balance Sheets.
Retail and Distribution Facilities
     Retail and distribution facilities include 11 sales and service branches and six locations that sell new and used trailers (six of which are leased). Each sales and service branch consists of an office, parts warehouse and service space, and ranges in size from 20,000 to 50,000 square feet per facility. Fourteen branches are located in 11 states and three branches are located in three Canadian provinces.
     We own a 0.3 million sq. ft. warehouse facility in Lafayette, Indiana.
     Wabash owned properties are subject to security interests held by our bank lenders.
ITEM 3—LEGAL PROCEEDINGS
     There are certain lawsuits and claims pending against Wabash that arose in the normal course of business. None of these claims are expected to have a material adverse effect on our financial position or our results of operations.
     Brazil Joint Venture
     In March 2001, Bernard Krone Indústria e Comércio de Máquinas Agrícolas Ltda. (“BK”) filed suit against Wabash in the Fourth Civil Court of Curitiba in the State of Paraná, Brazil. This action seeks recovery of damages plus pain and suffering. Because of the bankruptcy of BK, this proceeding is now pending before the Second Civil Court of Bankruptcies and Creditors Reorganization of Curitiba, State of Paraná (No. 232/99).
     This case grows out of a joint venture agreement between BK and Wabash related to marketing the RoadRailer® trailer in Brazil and other areas of South America. When BK was placed into the Brazilian equivalent of bankruptcy late in 2000, the joint venture was dissolved. BK subsequently filed its lawsuit against Wabash alleging that it was forced to terminate business with other companies because of exclusivity and non-compete clauses purportedly found in the joint venture agreement. BK asserts damages of approximately $8.4 million.
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
     Environmental
     In September 2003, Wabash was noticed as a potentially responsible party (PRP) by the United States Environmental Protection Agency pertaining to the Motorola 52nd Street (Phoenix, Arizona) Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. PRPs include current and former owners and operators of facilities at which hazardous substances were disposed of. EPA’s allegation that we were a PRP arises out of the operation of a former branch facility located approximately five miles from the original site, which we acquired and subsequently disposed of. According to the notice, the site currently encompasses an area of groundwater contaminated by volatile organic compounds seven miles long and one mile wide. The site was placed on the National Priorities List in 1989. Motorola has been operating an interim groundwater containment remedy since 2001. Wabash does not expect that these proceedings will have a material adverse effect on our financial condition or results of operations.
     In January 2006, Wabash received a letter from the North Carolina Department of Environment and Natural Resources indicating that a site that Wabash formerly owned near Charlotte, North Carolina has been included on the state’s October 2005 Inactive Hazardous Waste Sites Priority List. The letter states that Wabash was being notified in fulfillment of the state’s “statutory duty” to notify those who own and those who at present are known to be responsible for each Site on the Priority List. No action is being requested from Wabash at this time. Wabash does not expect that this designation will have a material adverse effect on our financial condition or results of operations.
ITEM 4—SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
     None to report.
PART II
ITEM 5—MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Information Regarding our Common Stock
     Our common stock is traded on the New York Stock Exchange (ticker symbol: WNC). The number of record holders of our common stock at February 21, 2006 was 1,131.
     We paid quarterly dividends of $0.045 per share on our common stock in 2005. Prior to 2005, no dividends had been paid since the third quarter of 2001. Our amended asset-based loan agreement limits the payment of cash dividends to up to $20 million per year. Payments of cash dividends depend on future earnings, capital availability and financial condition.
     High and low stock prices as reported on the New York Stock Exchange for the last two years were:

	High	Low
2004
First Quarter	$30.73	$22.16
Second Quarter	$29.53	$22.00
Third Quarter	$30.91	$24.90
Fourth Quarter	$28.55	$21.82
2005
First Quarter	$27.77	$24.00
Second Quarter	$27.98	$23.18
Third Quarter	$25.16	$19.24
Fourth Quarter	$20.39	$16.91

Purchases of Our Equity Securities

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price	as Part of Publicly	Yet Be Purchased
Period	Purchased	Paid Per Share	Announced Plans*	Under The Plans
October 1 - 31, 2005	—	$—	—	2,000,000
November 1 - 30, 2005	189,000	$17.81	189,000	1,811,000
December 1 - 31, 2005	—	$—	—	1,811,000

Total	189,000	$17.81	189,000	1,811,000
     On September 26, 2005, we announced that our Board of Directors had approved a share repurchase program to repurchase up to two million shares of our common stock. The repurchase program will expire on September 15, 2007 unless we terminate or limit it prior to that time.

ITEM 6—SELECTED FINANCIAL DATA
     The following selected consolidated financial data with respect to Wabash for each of the five years in the period ended December 31, 2005, have been derived from our consolidated financial statements. The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Report.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$1,213,711	$1,041,096	$887,940	$819,568	$863,392
Cost of sales	1,079,196	915,310	806,963	773,756	970,066
Loss on asset impairment	—	—	28,500	2,000	10,500

Gross profit (loss)	134,515	125,786	52,477	43,812	(117,174)

Selling, general and administrative expenses	54,521	57,003	61,724	80,759	84,364
Restructuring charges	—	—	—	1,813	37,864

Income (loss) from operations	79,994	68,783	(9,247)	(38,760)	(239,402)

Interest expense	(6,431)	(10,809)	(31,184)	(34,945)	(23,520)
Foreign exchange gains and losses, net	231	463	5,291	5	(1,706)
Equity in losses of unconsolidated affiliate	—	—	—	—	(7,668)
Restructuring charges	—	—	—	—	(1,590)
Loss on debt extinguishment	—	(607)	(19,840)	(1,314)	—
Other, net	262	1,175	(2,247)	3,546	(1,139)

Income (loss) before income taxes	74,056	59,005	(57,227)	(71,468)	(275,025)

Income tax (benefit) expense	(37,031)	600	—	(15,278)	(42,857)

Net income (loss)	$111,087	$58,405	$(57,227)	$(56,190)	$(232,168)

Basic earnings (loss) per common share	$3.57	$2.10	$(2.26)	$(2.43)	$(10.17)

Diluted earnings (loss) per common share	$3.06	$1.80	$(2.26)	$(2.43)	$(10.17)

Cash dividends declared per common share	$0.18	$—	$—	$—	$0.09

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance Sheet Data:
Working capital	$213,201	$108,101	$41,970	$55,052	$111,299
Total equipment leased to others and finance contracts	$9,150	$19,534	$32,069	$132,853	$160,098
Total assets	$548,653	$432,046	$397,036	$565,569	$692,504
Total debt and capital leases	$125,500	$127,500	$227,316	$346,857	$412,017
Stockholders’ equity	$278,702	$164,574	$22,162	$73,984	$130,985

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2005, and our capital resources and liquidity as of December 31, 2005. Our discussion begins with our assessment of the condition of the North American trailer industry along with a summary of the actions we have taken to reposition Wabash. We then analyze the results of our operations for the last three years, including the trends in the overall business and our operations segments, followed by a discussion of our cash flows and liquidity, capital markets events and transactions, our new credit facility, and contractual commitments. We then provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. These are the critical accounting policies that affect the recognition and measurement of our transactions and the balances in our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements that we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.
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
Executive Summary
     The year 2005 marks the third year of recovery for the industry after a three-year downturn. During this period, we repositioned Wabash by focusing on the continuous improvement of our manufacturing and retail operations, expanding our customer base, introducing products that meet customers’ needs, exiting non-core operations and strengthening our capital structure. We believe Wabash is positioned to fully participate in the market growth that analysts are predicting will continue through 2008.
Operating Performance
     We measure our operating performance in four key areas – Safety/Environmental, Quality, Productivity and Cost Reduction. Our objective of being better tomorrow than we are today is simple, straightforward and easily understood by all our associates.
•	Safety/Environmental. We have maintained our four-fold reduction in total recordable incident rate since June 2002. We have reduced our workers compensation costs in 2005 by approximately 30% from 2004. We maintain ISO 14001 registration of our Environmental Management System. We believe that our improved environmental, health and safety management translates into higher labor productivity and lower costs as a result of less time away from work and improved system management.

•	Quality. We monitor product quality on a continual basis through a number of means for both internal and external performance as follows:
-	Internal performance. In 2005, we abandoned the more limited measurement of monitoring workmanship issues (First Pass Yield) and introduced Process Yield (PY), which measures the performance impact from all aspects of the supply chain manufacturing process has on our ability to ship trailers at the end of the production process.

-	External performance. We measure warranty claims per 100 units produced among other measures. We utilize this information, along with other data, to drive continuous improvement initiatives relative to product quality and reliability. Through these efforts, second half 2005 warranty claim rates reflected an improvement of 7% compared to 2004.

•	Productivity. We measure productivity on many fronts. Some key indicators include production line speed, man-hours per trailer and inventory levels. Improvements over the last several years in these areas translate into:
-	Increased available capacity, which we estimate to be over 75,000 units annually based on a three-shift, five-day work week.

-	Effective management of inventory has resulted in inventory turns, which is a commonly used measure of working capital efficiency, of currently 11 turns per year compared to approximately six turns in 2002.
•	Cost Reduction. During 2002, we introduced our continuous improvement initiative (CI). Since introduction, over 400 CI events have been completed with 125 coming in 2005 of which 100 were conducted at retail branch locations. As of December 2005, CI has become a way of life, not only in our manufacturing operations, but also in our branch operations as well. CI events have been successful in improving our overall trailer production process including labor hours per trailer, as well as the ability to better manage inventory levels and improve efficiency of branch service work.
Industry Trends
     Freight transportation in the United States, according to the American Trucking Association (ATA), was estimated to be a $671 billion industry in 2004 (the latest date such information is available). ATA estimates that approximately 68% of all freight tonnage is carried by trucks at some point during its shipment, accounting for approximately 88% of freight industry revenue in the United States. Trailer demand is a direct function of the amount of freight to be transported. To monitor the state of the industry, we evaluate a number of indicators related to trailer manufacturing and the transportation industry. Information is obtained from sources such as A.C.T. Research Co., LLC (ACT), ATA, Cass Logistics, and Eno Transportation Foundation. Recent trends we have observed include the following:
•	Improvement in the Number of Units Shipped. After reaching a high of approximately 306,000 units shipped in 1999, shipments by the U.S. trailer industry declined to approximately 140,000 units in each of 2001 and 2002. Unit shipments rebounded to approximately 174,000, 229,000 and 254,000 in 2003, 2004 and 2005, respectively. ACT estimates shipments will be approximately 263,000 in both 2006 and 2007. Our view is that shipments will be approximately 5% to 10% lower than the ACT forecast due to the impact of raw material costs on trailer prices and tractor purchases in advance of new emission regulations.

•	Increasing Age of Truckload Motor Carrier Trailer Fleets. During the three-year period ending December 31, 2004, (the latest date such information is available) the average age of trailer fleets increased from approximately 53 months to 57 months. We believe this increase resulted in part from deferred purchases by many motor carriers. This trend suggests to us that there may be pent-up replacement demand for trailers.

•	Continuing Strong Rate of New Trailer Orders. According to ACT, quarterly industry order placement rates remain strong, achieving per month ranges of 18,500 to 26,000 in 2004, and 16,500 to 27,100 in 2005. Total trailer orders in 2005 were 262,000 units, a 2% increase from 256,000 units ordered in 2004. The average order rates experienced in the first and fourth quarters of 2005 of 27,100 units and 26,900 units, respectively, were the strongest quarterly average order rates since 1999.

•	Other Developments. Other developments and our view of their potential impact on the industry include:
▪	New U.S. federal truck emission regulations will take effect in 2007, resulting in cleaner, yet less fuel-efficient and costlier tractor engines. As a consequence, many trucking firms are accelerating purchases of tractors prior to the effective date of the regulation, significantly reducing the historical trailer-to-tractor ratio of 1.5 to 1, to closer to 1 to 1 during 2004 and 2005, according to ACT. While we foresee the trailer-to-tractor ratio continuing at this level in 2006, we believe the ratio will rebound thereafter, but is unlikely to return to prior historic norms and could result in a significant increased demand in trailers.

▪	Technology advances in trailer tracking and route management implemented by motor carriers, which have led to increased trailer utilization and lowered trailer-to-tractor ratios and could result in reduced trailer demand.

▪	New federal hours-of-service rules became effective in January 2004 and to date, the regulations regarding driver hours have had no discernible impact on our business.

▪	Truck driver shortages experienced over the past several years have constrained freight market capacity growth in large part due to the difficulty in hiring and retaining drivers. As a result, trucking companies are under increased pressure to look for alternative ways to move freight leading to more intermodal freight movement. We believe that railroads are at or near capacity, which will limit their ability to grow and we therefore expect that the majority of freight will still be moved by truck.
Results of Operations
     The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
	(Percentage of Net Sales)
Net sales	100.0%	100.0%	100.0%
Cost of sales	88.9	87.9	90.9
Loss on asset impairment	—	—	3.2

Gross profit	11.1	12.1	5.9
General and administrative expense	3.2	4.0	4.7
Selling expense	1.3	1.5	2.2

Income (loss) from operations	6.6	6.6	(1.0)
Interest expense	(0.5)	(1.0)	(3.5)
Foreign exchange gains and losses, net	—	0.1	0.6
Loss on debt extinguishment	—	(0.1)	(2.2)
Other, net	—	0.1	(0.3)

Income (loss) before income taxes	6.1	5.7	(6.4)
Income tax expense (benefit)	(3.1)	0.1	—

Net income (loss)	9.2%	5.6%	(6.4)%

2005 Compared to 2004
Net Sales
     Net sales in 2005 increased $172.6 million compared to the 2004 period. By business segment, net external sales and related units sold were as follows (in millions, except unit data):

	Year Ended December 31,
	2005	2004	% Change
Sales by Segment:
Manufacturing	$968.4	$806.0	20%
Retail and Distribution	245.3	235.1	4%

Total	$1,213.7	$1,041.1	17%

New trailers (units):
Manufacturing	50,500	45,100	12%
Retail and Distribution	5,600	6,100	(8%)

Total	56,100	51,200	10%

Used trailers	6,000	6,900	(13%)

     Manufacturing segment sales increased due to higher unit volumes and prices, which were offset, in part, by a change in product mix resulting from an increased percentage of lower priced double, container and converter dolly units in 2005 as compared to 2004. The increase in sales prices resulted from our ability to pass through most increases in raw material costs. The volume increase was driven by increases in the overall van industry, as well as our increased market share, penetration into the mid-market and ability to add customers.
     Sales for 2005 in the retail and distribution segment were up $10.2 million compared to the prior year. New trailer sales in this segment increased $9.9 million primarily as a result of higher selling prices, which outpaced the impact of a decline in unit volume. An increase in used trailer sales of $5.1 million was achieved despite inventory constraints through the first three quarters of 2005, as selling prices were positively impacted by market conditions and product mix. Sales for parts and service declined $2.8 million compared to the 2004 period, due to having seven fewer full-service branches during part or all of 2005. Leasing revenues declined $2.0 million in 2005 from 2004, as we continue to wind-down that business.
Gross Profit
     Gross profit in 2005 increased $8.7 million to $134.5 million compared to $125.8 million in 2004. Gross profit as a percent of sales was 11.1% compared to 12.1% in 2004. As discussed below, both of our segments were impacted as follows (in millions):

	Year Ended December 31,
	2005	2004	% Change
Gross Profit by Segment:
Manufacturing	$112.9	$110.8	2%
Retail and Distribution	19.8	16.8	18%
Intercompany Profit Eliminations	1.8	(1.8)

Total Gross Profit	$134.5	$125.8	7%

     The manufacturing segment’s gross profit in 2005 was positively impacted by an increase in unit volume over 2004 and our ability to raise prices to offset increases in average per trailer raw material costs, including the effects of product mix. Gross profit as a percentage of sales was 11.7% in 2005, a 2.0 percentage point decrease from 2004. The decrease in margin percentage was impacted by:
-	Product mix including a larger percentage of lower margin units being sold in 2005 as compared 2004;

-	Manufacturing inefficiencies that arose towards the end of the second quarter 2005 related to the utilization of personnel, parts shortages and an increased focus on product quality; and

-	Start-up inefficiencies in the production of a new container product resulted in higher material, labor and overhead costs per unit.
Further, gross profit in 2005 was negatively impacted by higher warranty expense of $3.1 million due in large part to additional provision for trailers produced prior to 2003. We also incurred additional trailer delivery costs of $1.5 million in 2005 compared to 2004. The 2004 period benefited from the favorable outcome of residual contingencies of $0.8 million.
     The retail and distribution segment attained improved gross profit in 2005 through favorable market conditions and internal initiatives. The retail and distribution segment’s gross profit as a percent of sales increased to 8.1% in 2005 from 7.1% in 2004. Parts and service margins as a percent of sales were up in 2005 compared to 2004 due to favorable parts pricing policy changes and service productivity gains from CI initiatives. Used trailer margins were up in 2005 due to the overall strength of the used trailer market. New trailer margins declined slightly in 2005 as selling price increases were unable to fully offset material cost increases. The 2004 period includes $1.1 million of profit related to RoadRailer® bogies from our finance and leasing business and $2.0 million of expense related to software that become fully amortized in 2004.
General and Administrative Expenses
     General and administrative expenses decreased $2.7 million to $39.3 million in 2005 from $42.0 million in 2004 primarily due to reductions in outside professional fees and compensation costs. The 2004 period included a recovery of taxes of $0.6 million.
Other Income (Expense)
     Interest expense totaled $6.4 million in 2005, a decrease of $4.4 million from 2004 primarily due to reduced borrowings.
     Loss on debt extinguishment in 2004 of $0.6 million represents the write-off of deferred debt costs associated with the pay-off of our Bank Term Loan with proceeds from the issuance of common stock.
     Other, net in 2005 was income of $0.3 million compared to income of $1.2 million in 2004. The income in 2004 was primarily related to gains on the sale of properties.
Income Taxes
     In 2005, we analyzed our projected future income and determined that a portion of our previously reserved deferred tax assets were more likely than not realizable based on criteria set forth in SFAS No. 109. As a result, we have reversed $37.3 million of valuation allowance previously recorded. In addition, we utilized $30.0 million of net operating losses (NOL) to offset current year income. We recognized income tax expense of $0.6 million in the 2004 period primarily related to federal and state alternative minimum tax (AMT). We also have a U.S. federal tax net operating loss carryforward of approximately $96 million, which will expire beginning in 2022, if unused, and which may be subject to other limitations under IRS rules.

2004 Compared to 2003
Net Sales
     Net sales in 2004 increased $153.2 million compared to the 2003 period. The 2003 year included $58.9 million of sales associated with our rental and leasing and aftermarket parts distribution businesses sold in September 2003 (Asset Sale). By business segment, net sales to external customers and related units sold were as follows (in millions) :

	Year Ended December 31,
	2004	2003	% Change
Net Sales by segment:
Manufacturing	$806.0	$620.1	30%
Retail and Distribution	235.1	267.8	(12%)

Total	$1,041.1	$887.9	17%

New trailer units:
Manufacturing	45,100	36,900	22%
Retail and Distribution	6,100	4,100	49%

Total	51,200	41,000	25%

Used trailer units	6,900	11,700	(41%)

     Improved conditions in both the overall economy and the transportation industry coupled with the expansion of our customer base, drove a 22% increase in unit volume in our manufacturing segment in 2004. In response to significant increases in raw material prices, we increased our average selling price throughout the year. In the fourth quarter of 2004, our average selling price increased approximately 10% compared to the 2003 period with the full year increase being approximately 6%.
     The 2004 sales in our retail and distribution segment were lower than in the prior year period, which included $58.9 million of sales associated with the aforementioned Asset Sale. A $44.2 million increase in new trailer sales resulting from a 49% increase in units, which was partially offset by reductions in used trailer sales. The decrease in used trailer sales resulted from constrained used equipment availability, as transportation companies retained equipment to meet requirements. Branch parts and service sales were up approximately 3% despite closing four full service locations in 2003 and one during 2004.
Gross Profit
     Gross profit as a percent of sales was 12.1% in 2004 compared to 5.9% in 2003, which included a $28.5 million asset impairment charge taken on certain assets of our rental and leasing and aftermarket parts assets. As discussed below, both of our segments contributed to the increase in gross profit from 2003 to 2004 as follows (in millions):

	Years Ended December 31,
	2004	2003	$ Change
Gross Profit (loss) by segment:
Manufacturing	$110.8	$61.3	$49.5
Retail and Distribution	16.8	(9.2)	26.0
Intercompany Profit Eliminations	(1.8)	0.4	(2.2)

Total Gross Profit	$125.8	$52.5	$73.3

     The manufacturing segment’s gross profit as a percentage of sales was 13.7% in 2004, a 3.8 percentage point increase from the prior year period. During 2004, due to increases in our key raw materials – principally steel and wood, our average per trailer raw material costs, including the effects of product mix increased 9.7% from the prior period, which exceeded increases in our average selling prices resulting in a negative impact on gross profit of

$6.5 million. The shortfall from rising material costs was more than offset by the continued improvement in our labor and overhead utilization of $32.3 million, the impact of higher volumes of $21.3 million and a reduction in warranty expense of $1.4 million.
     The 2004 gross profit in our retail and distribution segment improved $26.0 million from the prior year, despite the loss of $10.3 million of gross profit attributable to the Asset Sale in 2003. The 2003 period also included a $28.5 million asset impairment charge associated with the Asset Sale. Gross profit in 2004 was positively impacted by higher new trailer volumes and margins and improved used trailer margins, offset by continued constraints on used trailer volumes. The 2004 period included $1.1 million of profit related to the sale of used RoadRailer® bogies.
General and Administrative Expenses
     General and administrative expenses for 2004 of $42.0 million were flat compared to the prior year. The 2004 period included $2.3 million in increased technology costs and charges of $1.0 million related to legal settlements. The 2003 period included $2.6 million in debt refinancing costs, $2.0 million in costs from operations affected by the Asset Sale and $0.9 million related to branch closings.
Selling Expense
     Selling expense decreased $4.9 million to $15.0 million in 2004, compared to $19.9 million in the prior year due to the impact of the Asset Sale and the closing of 12 branch locations during 2003.
Other Income (Expense)
     Interest expense totaled $10.8 million in 2004; a decrease of $20.4 million from the prior year due to lower effective interest rates resulting from our debt refinancing completed in the third quarter of 2003 and reduced average borrowings.
     Foreign exchange gains were $0.5 million in 2004 and $5.3 million in 2003. The large gain in 2003 reflected the significant weakening of the US dollar relative to the Canadian dollar.
     Loss on debt extinguishment was $19.8 million in 2003 and $0.6 million in 2004. The 2003 loss represents the additional costs associated with the early extinguishment of our senior notes and certain bank debt. The 2004 loss represents the write-off of deferred debt costs associated with the pay-off of a term loan in the fourth quarter with proceeds from a common stock issuance.
     Other, net was income of $1.2 million in 2004, compared to an expense of $2.2 million for 2003. The 2004 period included gains of $2.1 million on the sale of closed locations, offset by a $1.2 million write-down of branch locations to be disposed of. The 2003 period included a $3.2 million loss on the sale of a large portion of our finance portfolio, a $1.3 million charge for the settlement of a legacy RoadRailer® transaction and a $0.8 million loss on the sale of certain assets, offset by $2.9 million of gains on the sale of closed branch properties.
Income Taxes
     In 2004, we recognized income tax expense of $0.6 million primarily related to federal and state AMT. The 2004 income tax expense is significantly below the normal statutory tax rate primarily because of the utilization of NOL carryforwards. No income tax expense or benefit was recognized in 2003. Because of uncertainty related to the realizability of NOLs in excess of those utilized, a full valuation allowance was recorded against deferred tax assets at December 31, 2004.
Liquidity and Capital Resources
Capital Structure
     Today, our capital structure is comprised of a mix of equity and debt. As of December 31, 2005, our debt to equity ratio is approximately 1:2. Our objective is to generate operating cash flows sufficient to fund normal working capital requirements and capital expenditures and be positioned to take advantage of market opportunities.

Debt Amendment
     On February 14, 2006, we entered into a consent and second amendment of our amended and restated loan and security agreement with our lenders. The consent allows the completion of an acquisition currently being considered, as long as the total consideration paid in the acquisition does not exceed $75.5 million. Additionally, the definition of earnings before interest, taxes, depreciation and amortization (EBITDA) was amended to exclude expenses relating to stock options and restricted stock grants, which are additional add-backs to EBITDA.
     On September 23, 2005, we entered into an amendment of our loan and security agreement with our lenders to, among other things, allow dividend payments up to $20 million per fiscal year and allow the repurchase of up to $50 million of common stock over the remaining term of the agreement. Under the repurchase program, adopted by our Board of Directors on September 26, 2005, we may repurchase up to two million shares of our common stock on the open market or in private transactions, at times and amounts deemed appropriate. We may limit or terminate the program at any time. During the fourth quarter of 2005, we repurchased 189,000 shares at a cost of $3.4 million. Also during 2005, we declared dividends of approximately $5.6 million, of which $4.2 million was paid during 2005.
Cash Flow
     Operating activities provided $50.5 million in cash in 2005 compared to $56.9 million in 2004. Increased working capital requirements more than offset improved net income (adjusted for non-cash items) of $13.0 million as outlined below:
-	Accounts receivables increased $43.6 million during 2005 compared to an increase of $20.9 million in 2004, reflecting the higher level of fourth quarter sales in both years. Days sales outstanding (DSO), a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was approximately 35 days in 2005 compared to 28 days in 2004. The increase in DSO from 2004 was primarily due to the timing of collections.

-	Inventory increased $13.9 million during 2005 compared to an increase of $8.5 million in 2004. The 2005 increase includes higher raw material, work in process (WIP) and used trailer inventories as follows:
•	Raw materials inventory — higher raw material costs and inventory levels to meet year-end production;

•	WIP — higher number of units off-line awaiting customer inspection; and

•	Used trailer inventories — increased fleet trade activity during the second half of the year.
The 2004 increase resulted from:
•	Raw materials cost increases of approximately 9.7% and early purchase of approximately $6.0 million in raw materials in advance of announced price increases, partially offset by;

•	Reductions in new and used trailer units.
Inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns, were 11 times in 2005 and 2004.
     Investing activities used $19.1 million in cash during 2005, an increase of $10.4 million from 2004. The increase reflects increased capital expenditures associated with production line automation and implementation of an enterprise resource system.
     Financing activities used $5.8 million of cash during 2005, a decrease of $13.0 million from 2004. The cash used in 2005 primarily reflects payments of dividends and repurchase of common stock, as revolver borrowing activity was minimal. The 2004 period includes the repayment of $99.8 million in debt from proceeds of a $75.7 million issuance of common stock with the remainder coming from operating cash flows.

Capital Expenditures
     Capital spending amounted to approximately $30.9 million for 2005 and is anticipated to be in the range of $30-35 million for 2006. Spending in 2006 is planned to include approximately $19 million for the second and third phases of a $40 million multi-year program to replace four trailer assembly lines and approximately $10 million or roughly half of a two-year ERP project with the remainder targeted for normal maintenance and continuous improvement initiatives.
Outlook
     For Wabash and the trailer industry, 2005 was another year of growth. The industry recovery that began in 2003 continued in 2005 and is expected to continue into 2006 and beyond. ACT is forecasting trailer industry production of approximately 263,000 units in both 2006 and 2007. ACT has further reported that industry order rates continue to be healthy with cancellations remaining lower than expected.
     As we look ahead to 2006, we anticipate only a modest increase in van industry production. ACT is estimating that the industry will ship 187,000 units in 2006 compared to 181,000 shipped in 2005. We expect to sell 60,000 vans in 2006, compared to 52,000 in 2005. This modest industry growth reflects the impact of expected tractor purchases in advance of emission regulations that become effective in 2007. Although industry growth overall is expected to be modest, we expect to achieve a 2% market share growth in 2006 through the continued emphasis on our DuraPlate® and refrigerated trailer products and expanded mid-market presence.
     We expect to participate in the industry growth because (1) our core customers are among the dominant participants in the trucking industry, (2) our DuraPlate® trailer continues to have increased market acceptance, (3) our focus is on developing solutions that reduce our customers trailers maintenance costs, and (4) we expect some expansion of our presence into the middle market carriers. In 2005, we added approximately 80 new ‘mid-market’ customers and sold approximately 6,000 units to this segment of the market. Since implementing our mid-market sales strategy two years ago, we have added over 130 new customers accounting for orders for over 10,000 new trailers.
     The 2006 year will also see us facing continued pressures from raw material and component pricing and evaluating our container business. Recently, we have seen a return of aluminum price increases, and we regularly experienced tire surcharges in 2005. As has been our policy, we expect to attempt to pass along raw material and component price increases to our customers. On the container front, we continue to face pricing pressures from comparable container products manufactured overseas, and therefore will be undertaking an evaluation of our container business to determine if it can continue to be a profitable product offering. Finally, in 2006 we expect to roll-out the first two (Alpha and Beta) of four automated production lines, which we anticipate will provide us costs savings as well as continue our product standardization efforts.
     As of December 31, 2005, our cash on hand and available borrowing capacity amounted to approximately $184.7 million and debt and lease obligations, both on and off the balance sheet, amounted to approximately $130.6 million (including $5.1 million of off-balance sheet operating leases). We expect that in 2006, Wabash will be able to generate sufficient cash flow from operations to fund working capital and capital expenditure requirements.

Contractual Obligations and Commercial Commitments
     A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of December 31, 2005 are as follows:

$ Millions	2006	2007	2008	2009	2010	Thereafter	Total
DEBT (excluding interest):
Senior Convertible Notes	$—	$—	$125.0	$—	$—	$—	$125.0
Bank Revolver	—	—	—	—	—	—	—
Other Notes Payable	0.5	—	—	—	—	—	0.5

TOTAL DEBT	$0.5	$—	$125.0	$—	$—	$—	$125.5

OTHER:
Currency Forward Contracts	$1.7	$—	$—	$—	$—	$—	$1.7
Operating Leases	2.6	1.2	0.7	0.2	0.1	0.3	5.1

TOTAL OTHER	$4.3	$1.2	$0.7	$0.2	$0.1	$0.3	$6.8

OTHER COMMERCIAL COMMITMENTS:
Letters of Credit	$7.7	$—	$—	$—	$—	$—	$7.7
Purchase Commitments	9.2	—	—	—	—	—	9.2
Residual Guarantees	8.4	1.8	0.2	—	—	—	10.4

	$25.3	$1.8	$0.2	$—	$—	$—	$27.3

TOTAL OBLIGATIONS	$30.1	$3.0	$125.9	$0.2	$0.1	$0.3	$159.6

     Residual Guarantees represent purchase commitments related to certain new and used trailer transactions as well as certain equipment. We also have purchase options of $29.8 million on the aforementioned trailers and equipment. To the extent that the value of the underlying property is less than the residual guarantee and the value is not expected to be recovered, we have recorded a loss contingency.
     Purchase Commitments are minimum purchase commitments under a parts purchase agreement we entered into in connection with the sale of certain assets of our aftermarket parts distribution business. We do not believe the purchase commitments will exceed business requirements.
     Operating leases represent the total future minimum lease payments.
Off-Balance Sheet Transactions
     During the second quarter of 2005, we entered into a $2.2 million three-year lease of computer equipment with future minimum lease payments of $0.8 million per year. As of December 31, 2005, we have operating leases with future minimum lease payments of $5.1 million, as disclosed in the preceding table.
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
     We consider an accounting estimate to be critical if:
•	it requires us to make assumptions about matters that were uncertain at the time we were making the estimate; and

•	changes in the estimate or different estimates that we could have selected would have had a material impact on our financial or results of operations.

     The table below presents information about the nature and rationale for Wabash’s critical accounting estimates:

	Critical Estimate	Nature of Estimates	Assumptions/
Balance Sheet Caption	Item	Required	Approaches Used	Key Factors
Accrued liabilities and other long-term liabilities	Warranty	Estimating warranty requires us to forecast the resolution of existing claims and expected future claims on products sold.	We base our estimate on historical trends of units sold and payment amounts, combined with our current understanding of the status of existing claims, recall campaigns and discussions with our customers.	Failure rates and estimated repair costs

Accounts Receivable - allowance for doubtful accounts	Allowance for doubtful accounts	Estimating the allowance for doubtful accounts requires us to estimate the financial capability of customers to pay for products.	We base our estimates on historical experience, the time an account is outstanding, customer’s financial condition and information from credit rating services.	Customer financial condition

Inventory	Lower of cost or market write-downs	We evaluate future demand for products, market conditions and incentive programs.	Estimates are based on recent sales data, historical experience, external market analysis and third party appraisal services.	Market conditions Product type

Property, plant and equipment, goodwill and other long-term assets	Valuation of long-lived assets and investments	We are required from time-to-time to review the recoverability of certain of our assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.	We estimate cash flows using internal budgets based on recent sales data, and independent trailer production volume estimates.	Future production estimates Discount rate

Deferred income taxes	Recoverability of deferred tax assets - in particular, net operating loss carry-forwards	We are required to estimate whether recoverability of our deferred tax assets is more likely than not based on forecasts of taxable earnings.	We use projected future operating results, based upon our business plans, including a review of the eligible carry-forward period, tax planning opportunities and other relevant considerations.	Variances in future projected profitability, including by taxing entity Tax law changes
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
   Customer Credit Risk
     We sublease certain highly specialized RoadRailer® equipment to Grupo Transportation Marititma Mexicana SA (TMM), who is experiencing financial difficulties. In August 2004, TMM completed the restructuring of its debt agreements and subsequently sold certain assets. Customer payments are current as of December 31, 2005. The customer owes us $5.8 million secured by highly specialized RoadRailer® equipment, which due to the nature of the equipment, has a minimal recovery value.
   New Accounting Pronouncements
     Inventory Costs
     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (SFAS) No. 151, Inventory Costs — an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. The Statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current-period expenses regardless of how abnormal the circumstances. In addition, this Statement requires that the allocation of fixed overheads to the costs of conversion be based upon normal production capacity levels. The Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate that this Statement will have a material effect on our financial position, results of operations and cash flows.
     Share-Based Payments
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statements of Cash Flows. Statement No. 123 (R) requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair value. The current pro forma disclosure of the impact on earnings is no longer allowed. The Statement will be effective for us beginning in the first quarter of 2006. Based upon outstanding options as of December 31, 2005, the after-tax expense, as calculated using the Black-Scholes model, would be approximately $1.0 million in 2006.
   Potential Acquisition
     On February 8, 2006, we announced that we are in discussions to acquire Transcraft Corporation, a portfolio company of Lincolnshire Management Inc., a leading middle-market private equity investment firm. Transcraft, with annual sales of approximately $120 million, is one of the nation’s largest designers and manufacturers of flatbed and drop deck trailers. Subject to completion of contract negotiations and bank and Board approvals, the parties believe that the possible transaction could be completed during the first quarter of 2006. However, there is no assurance that it will occur.
ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices, interest rates and foreign exchange rates. The following discussion provides additional detail regarding our exposure to these risks.
     a. Commodity Price Risks
     We are exposed to fluctuation in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. Historically, we have managed price changes by entering into fixed price contracts with our suppliers. As of December 31, 2005, we had no outstanding raw material purchase commitments. If prices rise in the future, we will resume entering into fixed price contracts to limit our exposure. Because we typically do not set prices for our products more than 45-90 days in advance of our commodity purchases, we can take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.

     b. Interest Rates
     As of December 31, 2005, we had no floating rate debt outstanding.
     c. Foreign Exchange Rates
     We are subject to fluctuations in the Canadian dollar exchange rate that impact intercompany transactions with our Canadian subsidiary, as well as U.S. denominated transactions between the Canadian subsidiaries and unrelated parties. A five cent change in the Canadian exchange rate would result in an approximately $0.5 million impact on results of operations. We have purchased Canadian dollar foreign currency forward contracts in an effort to mitigate potential Canadian currency fluctuation impact on working capital requirements. As of December 31, 2005, we had outstanding $1.7 million in forward contracts to be settled in various increments over the next two months. The contracts are marked-to-market and not subject to hedge accounting. We do not hold or issue derivative financial instruments for speculative purposes.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Wabash National Corporation
We have audited the accompanying consolidated balance sheets of Wabash National Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wabash National Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Wabash National Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Indianapolis, Indiana
February 21, 2006

WABASH NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,437	$41,928
Accounts receivable, net	131,241	87,512
Current portion of finance contracts	1,472	2,185
Inventories	108,044	94,600
Deferred income taxes	40,550	—
Prepaid expenses and other	7,855	14,425

Total current assets	356,599	240,650

PROPERTY, PLANT AND EQUIPMENT, net	131,561	124,701

EQUIPMENT LEASED TO OTHERS, net	7,646	14,030

FINANCE CONTRACTS, net of current portion	32	3,319

GOODWILL	33,018	34,511

DEFERRED INCOME TAXES	3,050	—

OTHER ASSETS	16,747	14,835

	$548,653	$432,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$84,147	$78,107
Current maturities of long-term debt	500	2,000
Other accrued liabilities	58,751	52,442

Total current liabilities	143,398	132,549

LONG-TERM DEBT, net of current maturities	125,000	125,500

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES	1,553	9,423

STOCKHOLDERS’ EQUITY:
Preferred stock, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock 75,000,000 shares authorized, $0.01 par value, 31,079,958 and 30,807,370 shares issued and outstanding, respectively	315	309
Additional paid-in capital	337,327	325,512
Retained deficit	(56,653)	(162,097)
Accumulated other comprehensive income	2,358	2,129
Treasury stock at cost, 248,600 and 59,600 common shares, respectively	(4,645)	(1,279)

Total stockholders’ equity	278,702	164,574

	$548,653	$432,046

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
NET SALES	$1,213,711	$1,041,096	$887,940

COST OF SALES	1,079,196	915,310	806,963

LOSS ON ASSET IMPAIRMENT	—	—	28,500

Gross profit	134,515	125,786	52,477

GENERAL AND ADMINISTRATIVE EXPENSES	39,301	42,026	41,860

SELLING EXPENSES	15,220	14,977	19,864

Income (loss) from operations	79,994	68,783	(9,247)

OTHER INCOME (EXPENSE):
Interest expense	(6,431)	(10,809)	(31,184)
Foreign exchange gains, net	231	463	5,291
Loss on debt extinguishment	—	(607)	(19,840)
Other, net	262	1,175	(2,247)

Income (loss) before income taxes	74,056	59,005	(57,227)

INCOME TAX (BENEFIT) EXPENSE	(37,031)	600	—

Net income (loss)	111,087	58,405	(57,227)

PREFERRED STOCK DIVIDENDS	—	—	1,053

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$111,087	$58,405	$(58,280)

COMMON STOCK DIVIDENDS DECLARED	$0.18	$—	$—

BASIC NET INCOME (LOSS) PER SHARE	$3.57	$2.10	$(2.26)

DILUTED NET INCOME (LOSS) PER SHARE	$3.06	$1.80	$(2.26)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$111,087	$58,405	$(57,227)
Foreign currency translation adjustment	649	1,137	1,256

NET COMPREHENSIVE INCOME (LOSS)	$111,736	$59,542	$(55,971)

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

					Additional	Retained	Other
	Preferred Stock		Common Stock		Paid-In	Earnings	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Stock	Total
BALANCES, December 31, 2002	352,000	$3	25,647,060	$257	$237,489	$(162,222)	$(264)	$(1,279)	$73,984

Net loss for the year	—	—	—	—	—	(57,227)	—	—	(57,227)
Foreign currency translation	—	—	—	—	—	—	1,256	—	1,256
Preferred stock dividends	—	—	—	—	—	(1,053)	—	—	(1,053)
Preferred stock conversion	(352,000)	(3)	823,256	8	(7)	—	—	—	(2)
Restricted stock amortization	—	—	—	—	225	—	—	—	225
Common stock issued under:
Employee stock bonus plan	—	—	6,370	—	74	—	—	—	74
Stock option plan	—	—	360,114	4	4,800	—	—	—	4,804
Outside directors’ plan	—	—	12,457	—	101	—	—	—	101

BALANCES, December 31, 2003	—	$—	26,849,257	$269	$242,682	$(220,502)	$992	$(1,279)	$22,162

Net income for the year	—	—	—	—	—	58,405	—	—	58,405
Foreign currency translation	—	—	—	—	—	—	1,137	—	1,137
Restricted stock amortization	—	—	20,242	—	425	—	—	—	425
Common stock issued under:
Equity offering	—	—	3,450,000	35	75,667	—	—	—	75,702
Employee stock bonus plan	—	—	7,720	—	224	—	—	—	224
Stock option plan	—	—	476,498	4	6,407	—	—	—	6,411
Outside directors’ plan	—	—	3,653	1	107	—	—	—	108

BALANCES, December 31, 2004	—	$—	30,807,370	$309	$325,512	$(162,097)	$2,129	$(1,279)	$164,574

Net income for the year						111,087			111,087
Foreign currency translation							649		649
Foreign currency translation realized on asset disposal							(420)		(420)
Restricted stock amortization			58,867	2	1,545				1,547
Stock repurchase			(189,000)					(3,366)	(3,366)
Common stock dividends						(5,643)			(5,643)
Tax benefit from the exercise of stock options					6,253				6,253
Common stock issued under:
Employee stock bonus plan			5,220		116				116
Stock option plan			391,281	4	3,751				3,755
Outside directors’ plan			6,220		150				150

BALANCES, December 31, 2005	—	$—	31,079,958	$315	$337,327	$(56,653)	$2,358	$(4,645)	$278,702

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$111,087	$58,405	$(57,227)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,547	19,441	23,788
Net (gain) loss on the sale of assets	344	(2,089)	723
Deferred income taxes	(37,347)	—	—
Cash used for restructuring activities	—	(3,007)	(3,372)
Trailer valuation charges	195	448	2,562
Loss on debt extinguishments	—	607	19,840
Loss on asset impairment	—	—	28,500
Changes in operating assets and liabilities:
Accounts receivable	(43,565)	(20,871)	(40,275)
Finance contracts	3,623	5,070	16,469
Inventories	(13,899)	(8,485)	51,416
Prepaid expenses and other	(141)	(716)	5,833
Accounts payable and accrued liabilities	12,395	5,081	11,286
Other, net	2,261	3,040	(1,280)

Net cash provided by operating activities	50,500	56,924	58,263

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30,880)	(15,495)	(6,518)
Proceeds from Asset Sale	—	—	53,479
Proceeds from sale of leased equipment	—	—	6,498
Proceeds from the sale of property, plant and equipment	11,736	6,800	6,861

Net cash (used in) provided by investing activities	(19,144)	(8,695)	60,320

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of bank term loans and revolving credit facility	—	—	135,309
Proceeds from issuance of convertible senior notes	—	—	125,000
Proceeds from exercise of stock options	3,755	5,261	4,804
Proceeds from issuance of common stock	—	75,702	—
Borrowings under trade receivables and revolving credit facilities	15,414	667,522	197,650
Payments under trade receivables and revolving credit facilities	(15,414)	(727,879)	(225,501)
Payments under long-term debt and capital lease obligations	(2,000)	(39,459)	(367,089)
Repurchase of common stock	(3,366)	—	—
Common stock dividends paid	(4,236)	—	—
Preferred stock dividends paid	—	—	(1,584)
Debt issuance costs paid	—	—	(10,279)

Net cash used in financing activities	(5,847)	(18,853)	(141,690)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,509	29,376	(23,107)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,928	12,552	35,659

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,437	$41,928	$12,552

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Interest	$4,814	$9,021	$21,774
Income taxes paid (refunded), net	$739	$1,137	$(832)
The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.        DESCRIPTION OF THE BUSINESS
     Wabash National Corporation (the Company) designs, manufactures and markets standard and customized truck trailers and intermodal equipment under the Wabash®, FreightPro®, Articlite® and RoadRailer® trademarks. The Company’s wholly-owned subsidiary, Wabash National Trailer Centers, Inc. (WNTC), sells new and used trailers through its retail network and provides aftermarket parts and service for the Company’s and competitors’ trailers and related equipment.
2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     a.     Basis of Consolidation
     The consolidated financial statements reflect the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany profits, transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior periods to conform to the current year presentation. These reclassifications had no effect on net income or losses for the periods previously reported.
     b.     Use of Estimates
     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that directly affect the amounts reported in its consolidated financial statements and accompanying notes. Actual results could differ from these estimates.
     c.     Foreign Currency Accounting
     The financial statements of the Company’s Canadian subsidiary have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (FASB) Statement No. 52, Foreign Currency Translation. Assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Revenues and expenses have been translated using a weighted-average exchange rate for the period. The resulting translation adjustments are recorded as Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity. Gains or losses resulting from foreign currency transactions are included in Foreign Exchange Gains and Losses, net on the Company’s Consolidated Statements of Operations.
     As a result of a reevaluation of the retail and distribution business in 2003, the Company concluded to close 12 locations, including two in Canada. In addition, the review resulted in management designating $30 million CDN of intercompany loans to its Canadian subsidiary as a permanent investment. Accordingly, beginning July 1, 2003, gains and losses associated with the permanent investment were charged to Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets. As of December 31, 2005, 2004 and 2003, accumulated gains of $3.5 million, $2.6 million and $0.9 million, respectively, have been recorded related to this permanent investment.
     d.     Revenue Recognition
     The Company recognizes revenue from the sale of trailers and aftermarket parts when the customer has made a fixed commitment to purchase the trailers for a fixed or determinable price, collection is reasonably assured under the Company’s billing and credit terms and ownership and all risk of loss has been transferred to the buyer, which is normally upon shipment or pick up by the customer.
     The Company recognizes revenue from direct finance leases based upon a constant rate of return while revenue from operating leases is recognized on a straight-line basis in an amount equal to the invoiced rentals.

     e.     Used Trailer Trade Commitments
     The Company has commitments with certain customers to accept used trailers on trade for new trailer purchases. These commitments arise in the normal course of business related to future new trailer orders. The Company has accepted trade-ins from customers of approximately $55.3 million, $37.9 million and $32.8 million in 2005, 2004 and 2003, respectively. As of December 31, 2005 and 2004, the Company had approximately $10.9 million and $4.4 million, respectively, of outstanding trade commitments. The net realizable value of these commitments was approximately $9.8 million and $4.3 million as of December 31, 2005 and 2004, respectively. The Company’s policy is to recognize losses related to these commitments, if any, at the time the new trailer revenue is recognized.
     f.     Cash and Cash Equivalents
     Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less.
     g.     Accounts Receivable and Finance Contracts
     Accounts receivable and finance contracts are shown net of allowance for doubtful accounts. Accounts receivable primarily includes trade receivables. The Company records and maintains a provision for doubtful accounts for customers based upon a variety of factors including the Company’s historical experience, the length of time the account has been outstanding and the financial condition of the customer. If the circumstances related to specific customers were to change, the Company’s estimates with respect to the collectibility of the related accounts could be further adjusted. Provisions to the allowance for doubtful accounts are charged to General and Administrative Expenses on the Consolidated Statements of Operations. The activity in the allowance for doubtful accounts was as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Balance at beginning of year	$2,985	$4,160	$16,217
Expense (income)	(98)	(231)	474
Write-offs, net	(1,080)	(944)	(12,531)

Balance at end of year	$1,807	$2,985	$4,160

     h.     Inventories
     Inventories are primarily stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured inventory includes raw material, labor and overhead. Inventories consist of the following (in thousands):

	December 31,
	2005	2004
Raw materials and components	$42,886	$35,941
Work in progress	10,537	4,653
Finished goods	27,392	35,222
Aftermarket parts	4,975	6,115
Used trailers	22,254	12,669

	$108,044	$94,600

     The Company continually reviews the valuation of the used trailer inventory and writes down the value of individual units when the carrying value exceeds the estimated market value. Write-downs amounted to $0.2 million, $0.4 million and $2.6 million and were charged to Cost of Sales on the Consolidated Statement of Operations for 2005, 2004 and 2003, respectively.
     i.     Prepaid Expenses and Other
     Prepaid expenses and other at December 31, 2005 and 2004 were $7.9 million and $14.4 million, respectively. Prepaid expenses and other primarily included prepaid expenses, such as insurance premiums and computer software maintenance, and assets held for sale. Assets held for sale, which included closed manufacturing facilities and branch locations, were $1.8 million and $10.4 million at December 31, 2005 and 2004, respectively. In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company continues to review the assets for potential impairment and appropriate classification as an asset held for sale.
     During the fourth quarter of 2004, the Company committed to a plan to dispose of certain branch locations. In accordance with SFAS No. 144, $7.3 million of property, plant and equipment and, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, $2.4 million of goodwill allocated from the retail and distribution segment were reclassified to assets held for sale (see Footnote 2(l) for further discussion). Additionally, the carrying value of those assets was reviewed for recoverability resulting in a write-down of $1.2 million charged to Other, net in the Consolidated Statement of Operations.
     j.     Property, Plant and Equipment
     Property, plant and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred, while expenditures that extend the useful life of an asset are capitalized. Depreciation is recorded using the straight-line method over the estimated useful lives of the depreciable assets. The estimated useful lives are 33 years for buildings and building improvements and a range of three to 10 years for machinery and equipment. Depreciation expense on property, plant and equipment was $12.3 million, $13.0 million and $13.4 million for 2005, 2004 and 2003, respectively.
     Property, plant and equipment consist of the following (in thousands):

	December 31,
	2005	2004
Land	$20,820	$20,183
Buildings and building improvements	85,301	84,355
Machinery and equipment	129,780	124,364
Construction in progress	12,398	2,433

	248,299	231,335
Less—accumulated depreciation	(116,738)	(106,634)

	$131,561	$124,701

     In the second quarter of 2003, as part of an evaluation of certain assets of its aftermarket parts business, the Company recorded a loss on asset impairment, which included $5.1 million for property, plant and equipment. See Footnote 5 for further discussion of this impairment.
     In the fourth quarter of 2004, $7.3 million of property, plant and equipment was reclassified to Prepaid Expenses and Other as assets held for sale. See Footnote 2(i) for further discussion.
     k.     Equipment Leased to Others
     Equipment leased to others at December 31, 2005 and 2004 was $7.6 million and $14.0 million, net of accumulated depreciation of $5.3 million and $9.3 million, respectively. Equipment leased to others is depreciated over the estimated life of the equipment or the term of the underlying lease arrangement, not to exceed 15 years, with a 20% residual value or a residual value equal to the estimated market value of the equipment at lease termination. Depreciation expense on equipment leased to others, including capital lease assets, was $2.2 million, $3.1 million and $6.4 million for 2005, 2004 and 2003, respectively. The future minimum lease payments to be received under the lease arrangements are $1.1 million per year for 2006-2009, $0.4 million for 2010 and $1.1 million thereafter.
     During the second quarter of 2003, the Company recorded an asset impairment charge of approximately $22 million on certain assets of its trailer leasing and rental business and later on September 19, 2003, completed the sale of these assets, which were included in Equipment Leased to Others on the Consolidated Balance Sheets. See Footnote 5 for further discussion of this transaction.

     l.     Goodwill
     The changes in the carrying amount of goodwill, net of accumulated amortization of $1.7 million for the years ended December 31, 2005 and 2004 by reportable segment are as follows (in thousands):

		Retail and
	Manufacturing	Distribution	Total
Balance as of January 1, 2004	$18,357	$17,688	$36,045
Effects of foreign currency	—	862	862
Allocated to disposals	—	(2,396)	(2,396)

Balance as of December 31, 2004	18,357	16,154	34,511
Effects of foreign currency	—	534	534
Allocated to disposals	—	(2,027)	(2,027)

Balance as of December 31, 2005	$18,357	$14,661	$33,018

     In accordance with SFAS No. 142, the Company tests goodwill for impairment on an annual basis or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company estimates fair value based upon the present value of future cash flows. In estimating the future cash flows, the Company takes into consideration the overall and industry economic conditions and trends, market risk of the Company and historical information. The Company has conducted its annual impairment test as of October 1, 2005 and determined that no impairment of goodwill existed.
     In 2003, as part of an evaluation of certain assets of its aftermarket parts business, the Company recorded a loss on asset impairment, which included $1.4 million of goodwill related to its aftermarket parts business. See Footnote 5 for further discussion of this impairment.
     During the fourth quarter of 2004, as part of a plan to dispose of certain branch locations, $2.4 million of goodwill in retail and distribution was allocated to the disposed locations and reclassified to Prepaid Expenses and Other as assets held for sale. The allocation was based on the relative fair values of the retained and to be disposed of businesses.
     During December 2005, the Company sold three of its Canadian branch locations. As part of the transaction, $2.0 million of goodwill was allocated to the disposal. A net loss of $0.9 million was recorded on the sale in Other, net in the Consolidated Statements of Operations. The allocation was based on the relative fair values of the retained and to be disposed of businesses.
     m.     Other Assets
     The Company has other intangible assets including patents and licenses, non-compete agreements and technology costs which are being amortized on a straight-line basis over periods ranging from two to 12 years. As of December 31, 2005 and 2004, the Company had gross intangible assets of $15.5 million ($2.1 million net of amortization) and $15.5 million ($3.0 million net of amortization), respectively. Amortization expense for 2005, 2004 and 2003 was $0.9 million, $1.3 million and $1.8 million, respectively, and is estimated to be $0.7 million, $0.5 million, $0.4 million, $0.2 million and $0.1 million for 2006, 2007, 2008, 2009 and 2010, respectively.
     The Company capitalizes the cost of computer software developed or obtained for internal use in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized software is amortized using the straight-line method over three to seven years. In 2005, the Company began a $20 million project to implement a new enterprise resource planning system, which is scheduled to be completed during 2006. As of December 31, 2005, $9.9 million of costs has been capitalized related to the project. As of December 31, 2005 and 2004, the Company had software costs, net of amortization of $10.1 million and $0.2 million, respectively. Amortization expense for 2005, 2004 and 2003 was $0.1 million, $2.0 million and $2.1 million, respectively.

     n.     Long-Lived Assets
     Long-lived assets are reviewed for impairment in accordance with SFAS No. 144, whenever facts and circumstances indicate that the carrying amount may not be recoverable. Specifically, this process involves comparing an asset’s carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life. If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations. Fair value is determined based upon discounted cash flows or appraisals as appropriate.
     o.     Other Accrued Liabilities
     The following table presents the major components of Other Accrued Liabilities (in thousands):

	Years Ended December 31,
	2005	2004
Customer deposits	$11,067	$6,043
Warranty	10,217	8,399
Payroll and related taxes	9,832	12,716
Accrued taxes	7,851	4,525
Self-insurance	7,733	8,159
All other	12,051	12,600

	$58,751	$52,442

     The following table presents the changes in certain significant accruals included in Other Accrued Liabilities as follows (in thousands):

	Warranty Accrual	Self-Insurance Accrual
Balance as of January 1, 2004	$10,614	$7,446
Expense	5,148	23,413
Payments	(7,363)	(22,700)

Balance as of December 31, 2004	$8,399	$8,159
Expense	8,272	24,442
Payments	(6,454)	(24,868)

Balance as of December 31, 2005	$10,217	$7,733

     The Company’s warranty policy generally provides coverage for components of the trailer the Company produces or assembles. Typically, the coverage period is five years for trailers sold prior to 2005. Beginning in 2005, the coverage period for DuraPlate® trailer panels was extended to 10 years, with all other components remaining at five years. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.
     The Company is self-insured up to specified limits for medical and workers’ compensation coverage. The self-insurance reserves have been recorded to reflect the undiscounted estimated liabilities, including claims incurred but not reported, as well as catastrophic claims as appropriate.
     The Company recognizes a loss contingency for used trailer residual commitments for the difference between the equipment’s purchase price and its fair market value when it becomes probable that the purchase price at the guarantee date will exceed the equipment’s fair market value at that date.
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

     q.     Stock-Based Compensation
     The Company follows APB No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options and, accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. However, SFAS No. 123, Accounting for Stock-Based Compensation, as amended requires pro forma presentation as if compensation costs had been expensed under the fair value method. For purposes of pro forma disclosure, the estimated fair value of the options at the date of grant is amortized to expense over the vesting period. Additional information regarding stock-based compensation is included in Footnote 11. The following table illustrates the effect on net income (loss) and net income (loss) per share as if compensation expense had been recognized (in thousands, except for loss-per-share amounts):

	Years Ended December 31,
	2005	2004	2003
Reported net (income) loss	$111,087	$58,405	$(57,227)
Pro forma stock-based compensation expense (net of tax)	(4,027)	(2,613)	(2,670)
Stock-based employee compensation expense recorded (net of tax)	1,547	417	225

Pro forma net income (loss)	$108,607	$56,209	$(59,672)

Basic net income (loss) per share:
Reported net income (loss) per share	$3.57	$2.10	$(2.26)

Pro forma net income (loss) per share	$3.49	$2.02	$(2.36)

Diluted net income (loss) per share:
Reported net income (loss) per share	$3.06	$1.80	$(2.26)

Pro forma net income (loss) per share	$2.99	$1.74	$(2.36)

     r.     New Accounting Pronouncements
     Inventory Costs. In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (SFAS) No. 151, Inventory Costs – an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. The Statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current-period expenses regardless of how abnormal the circumstances. In addition, this Statement requires that the allocation of fixed overheads to the costs of conversion be based upon normal production capacity levels. The Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate that this Statement will have a material effect on our financial position, results of operations and cash flows.
     Share-Based Payments. In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statements of Cash Flows. Statement No. 123R requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair value. The current pro forma disclosure of the impact on earnings is no longer allowed. The Statement will be effective for the Company beginning in the first quarter of 2006. Based upon currently outstanding options, after-tax expense, as calculated using the Black-Scholes model would be approximately $1.0 million in 2006.
3.      FAIR VALUE OF FINANCIAL INSTRUMENTS
     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information for certain financial instruments. The differences between the carrying amounts and the estimated fair values, using the methods and assumptions listed below, of the Company’s financial instruments at December 31, 2005, and 2004 were immaterial, with the exception of the Senior Convertible Notes.
     Cash and Cash Equivalents, Accounts Receivable and Accounts Payable. The carrying amounts reported in the Consolidated Balance Sheets approximate fair value.

     Long-Term Debt. The fair value of long-term debt, including the current portion, is estimated based on current quoted market prices for similar issues or debt with the same maturities. The interest rates on the Company’s bank borrowings under its Bank Facility are adjusted regularly to reflect current market rates. The estimated fair value of the Company’s Senior Convertible Notes, based on market quotes, is approximately $141 million and $187 million, compared to a carrying value of $125 million, as of December 31, 2005 and 2004, respectively. The carrying values of the remainder of the Company’s long-term borrowings approximate fair value.
     Foreign Currency Forward Contracts. As of December 31, 2005 and 2004, the Company had $1.7 million and $0.8 million, respectively, in outstanding foreign currency forward contracts that are not in a material gain or loss position. The contracts are held to mitigate the impact of Canadian currency fluctuations.
4.      RESTRUCTURING AND OTHER RELATED CHARGES
     The Company provided a total of $48.2 million in connection with a restructuring in 2000, primarily related to the Company’s exit from manufacturing products for export to markets outside of North America, international leasing and financing activities and the consolidation of certain domestic operations.
     During 2005, the Company completed the sale of a facility, which had been closed as part of its 2000 restructuring.
     The Company paid $2.6 million and $3.1 million to settle financial and equipment guarantees during 2004 and 2003, respectively, related to the exit of its international leasing and financing activities.
5.      DIVESTITURES
     a.     Asset Sale
     In 2003, the Company completed the sale of a portion of its trailer leasing and finance operations and a portion of its aftermarket parts distribution operations for approximately $53.5 million in cash. The principal assets sold consisted of tangible assets (i.e., accounts receivable, inventory and equipment held for lease), relationships with a specific subset of the Company’s customers and a portion of the Company’s Retail and Distribution business. In accordance with SFAS No. 144, the Company has not reflected these sales as discontinued operations as only a portion of a component was sold, the Company will continue to generate cash flows from these components and the Company will continue to be involved in the operations of the disposed assets through, among other things, purchase and supply agreements. Net proceeds from the sale were used to repay a portion of the Company’s outstanding indebtedness. Loss on the disposition amounted to $29.3 million, including a $28.5 million asset impairment charge recorded in the second quarter of 2003 to recognize that estimated cash flows were insufficient to support the carrying value.
     b.     Finance Portfolio Sale
     In 2003, the Company completed the sale of certain contracts in its finance portfolio. Proceeds were $12.2 million and resulted in a loss of $4.1 million, including $0.9 million for debt extinguishment charges.
6.      PER SHARE OF COMMON STOCK
     Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income (loss) per share is determined using net income (loss) applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Basic net income (loss) per share:
Net income (loss) applicable to common stockholders	$111,087	$58,405	$(58,280)

Weighted average common shares outstanding	31,139	27,748	25,778

Basic net income (loss) per share	$3.57	$2.10	$(2.26)

Diluted net income (loss) per share:
Net income (loss) applicable to common stockholders	$111,087	$58,405	$(58,280)
After-tax equivalent of interest on convertible notes	4,914	4,828	—

Diluted net income (loss) applicable to common stockholders	$116,001	$63,233	$(58,280)

Weighted average common shares outstanding	31,139	27,748	25,778
Dilutive stock options/shares	276	832	—
Convertible notes equivalent shares	6,542	6,510	—

Diluted weighted average common shares outstanding	37,957	35,090	25,778

Diluted net income (loss) per share	$3.06	$1.80	$(2.26)

     Average diluted shares outstanding in 2003 exclude the antidilutive effects of convertible preferred stock and redeemable stock options totaling approximately 1.1 million shares.
7.      OTHER LEASE ARRANGEMENTS
     a.     Equipment Financing
     The Company has entered into agreements for the sale and leaseback of certain production equipment at its manufacturing locations. During 2004, the Company purchased equipment under two of the agreements for $7.1 million. As of December 31, 2005, the unamortized lease values related to the remaining agreements are approximately $1.0 million. Future minimum lease payments related to these arrangements are $0.8 million for 2006. The end of term residual guarantees and purchase options are $0.1 million and $0.3 million, respectively. These agreements contain no financial covenants; however, they do contain non-financial covenants including cross default provisions that could be triggered if the Company is not in compliance with covenants in other debt or leasing arrangements. At December 31, 2005, the Company is not in default.
     Total rent expense for these leases was $1.0 million, $3.9 million and $4.2 million in 2005, 2004 and 2003, respectively.
     b.     Other Lease Commitments
     The Company leases office space, manufacturing, warehouse and service facilities and equipment under operating leases, the majority of which expire through 2009. During the second quarter of 2005, the Company entered into a $2.2 million three-year lease of computer equipment. Future minimum lease payments required under these other lease commitments as of December 31, 2005 are as follows (in thousands):

Payments
2006	$1,807
2007	1,178
2008	654
2009	200
2010	124
Thereafter	317

$4,280

     Total rental expense under operating leases was $2.2 million, $2.3 million and $4.0 million for 2005, 2004 and 2003, respectively.

8.      FINANCE CONTRACTS
     The Company previously provided financing in the form of finance leases for the sale of new and used trailers to its customers, typically for a five-year term. As of December 31, 2005, the Company had finance contracts recorded of $1.5 million consisting of lease payment receivables of $1.6 million, offset by $0.1 million of unearned finance charges. As of December 31, 2004, the Company had finance contracts recorded of $5.5 million consisting of lease payment receivables of $5.2 million and residual values of $0.7 million offset by $0.5 million of unearned finance charges.
     The future minimum lease payments to be received from finance contracts as of December 31, 2005, are $1.5 million and $0.1 million in 2006 and 2007, respectively.
9.      DEBT
     a.     Long-term debt consists of the following (in thousands):

	December 31,
	2005	2004
Senior Convertible Notes (3.25% due 2008)	$125,000	$125,000
Other Notes Payable (7.25% due 2006)	500	2,500

	125,500	127,500
Less: Current maturities	(500)	(2,000)

	$125,000	$125,500

     b.     Maturities of long-term debt
     At December 31, 2005, maturities of long-term debt were $0.5 million and $125.0 million in 2006 and 2008, respectively.
     c.     Senior Convertible Notes
     The Company had $125 million of five-year senior unsecured convertible notes (convertible notes) at December 31, 2005, which are currently convertible into approximately 6.6 million shares of the Company’s common stock. The convertible notes have a conversion price of $19.05, which has been adjusted for the impact of cash dividend payments, or a rate of 52.5060 shares per $1,000 principal amount of note. The conversion feature of the convertible notes is subject to further adjustment in connection with the payment of future cash dividends. As a result of any future payment of a cash dividend, upon any conversion of the notes, the Company would be required to issue additional shares of common stock. The convertible notes bear interest at 3.25% per annum payable semi-annually on February 1 and August 1. If not converted, the balance is due on August 1, 2008.
     d.     Bank Facility
     On February 14, 2006, the Company entered into a consent and second amendment of its amended and restated loan and security agreement (ABL Facility) with its lenders. The consent allows the completion of an acquisition currently being considered, as long as the total consideration paid in the acquisition does not exceed $75.5 million. Additionally, the definition of earnings before interest, taxes, depreciation and amortization (EBITDA) was amended to exclude expenses relating to stock options and restricted stock grants, which are additional add-backs to EBITDA.
     On September 23, 2005, the Company entered into an amendment of its ABL Facility with its lenders to, among other things, allow dividend payments up to $20 million per fiscal year and allow the repurchase of up to $50 million of common stock over the remaining term of the agreement.
     In 2004, the Company paid off the $25.8 million remaining balance on its bank term loan with a portion of the proceeds from an equity offering. As a result, the Company wrote-off $0.6 million in unamortized deferred debt costs of the bank term loan as a loss on debt extinguishment.

     On December 30, 2004, the Company amended and restated its ABL Facility. The most notable amendments to the facility included:
•	Reducing the capacity under the ABL Facility from $175 million to $125 million;

•	Extending the maturity date of the facility from September 30, 2006 to September 30, 2007;

•	Eliminating financial covenants and certain other restrictions so long as unused availability remains above $40 million;

•	Allowing the Company to pay cash dividends up to $10 million; and

•	Reducing the borrowing rates and fees
     The ABL facility is secured by the Company’s property, plant and equipment, inventory and accounts receivable and the amount available to borrow varies in relation to the balances of those accounts among other things, as defined in the agreements. As of December 31, 2005 and 2004, borrowing capacity under the revolver was $117.3 million and $117.6 million, respectively.
     Interest on the ABL Facility revolver is variable, based on the London Interbank Offer Rate (LIBOR) plus 125 basis points or the bank’s alternative rate, as defined in the agreement. At December 31, 2005, the 30-day LIBOR was 4.4%. The Company pays a commitment fee on the unused portion of the facility at a rate of 25 basis points per annum. All interest and fees are paid monthly. For the quarter ended December 31, 2005, the weighted average interest rate was 6.98%.
     The Company is in compliance with all covenants of the ABL Facility as of December 31, 2005.
10.      STOCKHOLDERS’ EQUITY
     a.     Common Stock
     On September 23, 2005, the Company entered into an amendment of its loan and security agreement with the Company’s lenders to, among other things, allow dividend payments up to $20 million per fiscal year and allow the repurchase of up to $50 million of common stock over the remaining term of the agreement. Under the repurchase program, adopted by the Board of Directors on September 26, 2005, the Company may repurchase stock on the open market or in private transactions, at times and amounts deemed appropriate. The Company may limit or terminate the program at any time. In 2005, 189,000 shares were repurchased for $3.4 million. Also during 2005, the Company declared dividends of $5.6 million, of which $4.2 million were paid in 2005.
     On November 3, 2004, the Company completed the sale of 3,450,000 shares of its common stock at a public offering price of $23.25. The sale generated net proceeds of $75.7 million, which were used to pay down its bank indebtedness.
     b.     Preferred Stock
     Effective December 29, 2005, in connection with the expiration of the Company’s prior Stockholder Rights Plan, the Company’s Board of Directors adopted resolutions eliminating the Series A Junior Participating Preferred Stock authorized by the Company.
     On December 28, 2005, in connection with the adoption of a Stockholders Rights Plan discussed further below, the Company’s Board of Directors adopted resolutions creating a series of 300,000 shares of Preferred Stock designated as Series D Junior Participating Preferred Stock, par value $.01 per share. As of December 31, 2005, the Company had no shares issued or outstanding.
     The Board of Directors has the authority to issue up to 25 million shares of unclassified preferred stock and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.

     c.     Stockholders’ Rights Plan
     On December 28, 2005, the Company’s Board of Directors adopted a Stockholders’ Rights Plan (the “Rights Plan”) replacing a similar plan that expired. The Rights Plan is designed to deter coercive or unfair takeover tactics in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover of Wabash on terms that are favorable and fair to all stockholders and will not interfere with a merger approved by the Board of Directors. Each right entitles stockholders to buy one one-thousandth of a share of Series D Junior Participating Preferred Stock at an exercise price of $120. The rights will be exercisable only if a person or a group acquires or announces a tender or exchange offer to acquire 20% or more of the Company’s common stock or if the Company enters into other business combination transactions not approved by the Board of Directors. In the event the rights become exercisable, the Rights Plan allows for the Company’s stockholders to acquire stock of Wabash or the surviving corporation, whether or not Wabash is the surviving corporation having a value twice that of the exercise price of the rights. The rights will expire December 28, 2015 or are redeemable for $0.01 per right by the Company’s Board of Directors under certain circumstances.
11.      STOCK-BASED INCENTIVE PLANS
     a.     Stock Option and Stock Related Plans
     The Company has stock incentive plans that provide for the issuance of stock appreciation rights (SAR) and the granting of common stock options to officers and other eligible employees.
     Restricted Stock. From time-to-time, the Company has granted to certain key employees and outside directors shares of the Company’s stock to be earned over time. These shares are granted at par value and recorded at the market price on the date of grant with an offsetting balance representing the unearned portion. These grants have been made under the 2000 Stock Option Plan and the 2004 Stock Incentive Plan. During 2005 and 2004, the Company granted 171,390 and 69,510 shares, respectively, of restricted stock with aggregate fair values on the date of grant of $4.5 million and $1.7 million, respectively. The grants generally vest over periods ranging from two to five years. As of December 31, 2005 and 2004, there were 213,490 shares and 117,627 shares, respectively, of restricted stock grants outstanding and not fully vested with an unearned balance of $4.1 million and $1.5 million, respectively, included in additional paid-in-capital. In 2005, 2004 and 2003 the Company recorded amortization expense of $1.5 million, $0.4 million and $0.2 million, respectively, related to restricted stock.
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
     The Company has issued non-qualified stock options in connection with inducing certain individuals to commence employment with the Company. In the aggregate, the Company has issued options to purchase 385,000 shares of common stock to three individuals. The exercise price for each option granted was set by the Compensation Committee at the fair market value of the shares subject to that option. The Compensation Committee set vesting schedules that vest over three years. Upon a change in control of the Company, all outstanding shares subject to these options vest. The options expire in 10 years if not exercised.

     A summary of stock option activity and weighted-average exercise prices for the periods indicated are as follows:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at December 31, 2002	1,846,576	$17.93
Granted	953,250	$8.46
Exercised	(360,114)	$13.34
Cancelled	(563,360)	$25.16

Outstanding at December 31, 2003	1,876,352	$11.83
Granted	241,055	$25.12
Exercised	(476,498)	$13.35
Cancelled	(281,374)	$13.47

Outstanding at December 31, 2004	1,359,535	$13.31
Granted	168,965	$26.52
Exercised	(391,281)	$9.60
Cancelled	(145,344)	$18.81

Outstanding at December 31, 2005	991,875

     The following table summarizes information about stock options outstanding at December 31, 2005:

		Weighted	Weighted		Weighted
Range of		Average	Average	Number	Average
Exercise	Number	Remaining	Exercise	Exercisable	Exercise
Prices	Outstanding	Life	Price	at 12/31/05	Price
$ 6.68 - $10.01	508,952	6.7	$8.76	345,170	$8.99
$10.02 - $13.35	1,500	5.4	$12.95	1,500	$12.95
$13.36 - $16.69	27,500	2.8	$15.34	27,500	$15.34
$16.70 - $20.03	18,050	2.7	$18.68	14,550	$18.94
$20.04 - $23.36	74,875	4.0	$21.42	69,542	$21.50
$23.37 - $26.70	180,513	8.5	$24.02	59,547	$23.92
$26.71 - $30.04	180,485	6.9	$27.50	56,000	$28.75
     Using the Black-Scholes option valuation model, the estimated fair values of options granted during 2005, 2004 and 2003 were $12.29, $15.35 and $4.61 per option, respectively. Principal assumptions used in applying the Black-Scholes model were as follows:

Black-Scholes Model Assumptions	2005	2004	2003
Risk-free interest rate	3.99%	4.70%	4.02%
Expected volatility	51.45%	52.09%	53.50%
Expected dividend yield	0.68%	0.50%	1.30%
Expected term	5 yrs.	10 yrs.	10 yrs.
     b.     Other Stock Plans
     The Company has a Stock Bonus Plan (the “Bonus Plan”). Under the terms of the Bonus Plan, common stock may be granted to employees under terms and conditions as determined by the Board of Directors. During 2005, 2004 and 2003, 5,220, 7,720 and 6,370, respectively, were issued to employees at an average price of $22.22, $28.95 and $11.58, respectively. The expense associated with the grants is recognized when the shares are granted and amounted to $116,000, $224,000 and $74,000 in 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, there were 447,070 and 452,290 shares, respectively, available for offering under the Bonus Plan.

12.      EMPLOYEE 401(k) SAVINGS PLAN
     Substantially all of the Company’s employees are eligible to participate in a defined contribution plan that qualifies as a safe harbor plan under Section 401(k) of the Internal Revenue Code. The Plan provides for the Company to match, in cash, a percentage of each employee’s contributions up to certain limits. The Company’s matching contribution and related expense for the plan was approximately $3.2 million, $2.8 million and $2.6 million for 2005, 2004 and 2003, respectively.
13.      INCOME TAXES
     a.     Income Tax Expense (Benefit)
     The consolidated income tax expense (benefit) for 2005, 2004 and 2003 consists of the following components (in thousands):

	2005	2004	2003
Current:
U.S. Federal	$1,301	$102	$—
Foreign	—	—	—
State	(985)	498	—
Deferred	(37,347)	—	—

Total consolidated expense (benefit)	$(37,031)	$600	$—

     The Company’s effective tax rate differed from the U.S. Federal statutory rate of 35% as follows:

	2005	2004	2003
Pretax book income (loss)	$74,056	$59,005	$(57,227)
Federal tax expense (benefit) at 35% statutory rate	25,920	20,652	(20,029)
State and local income taxes	3,625	498	—
U.S. federal alternative minimum tax	1,095	400	—
Reversal of tax valuation allowance	(37,347)	—	—
Current utilization of and valuation allowance for net operating losses	(29,981)	(20,317)	18,857
Other	(343)	(633)	1,172

Total income tax expense (benefit)	$(37,031)	$600	$—

     b.     Deferred Taxes
     The Company’s deferred income taxes are primarily due to temporary differences between financial and income tax reporting for the depreciation of property, plant and equipment and tax credits and losses carried forward.
     Under SFAS No. 109, Accounting for Income Taxes, deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company determined that a valuation allowance was necessary and recorded a full valuation allowance for all deferred tax assets as of December 31, 2004. In the second quarter of 2005, the Company determined that the criteria for reversal of a portion of the income tax asset valuation allowance, including materially all valuation allowance recorded against U.S. federal loss carryforward tax assets were met. Accordingly, the Company recorded a tax benefit of $37.3 million for the release of the valuation allowance. In future periods, the Company will evaluate the remaining deferred income tax asset valuation allowance and adjust (reduce) the allowance when management has determined that impairment to future realizability of the related deferred tax assets, or a portion thereof, has been removed as provided in the criteria set forth in SFAS No. 109.
     The Company has a U.S. federal tax net operating loss carryforward of approximately $96 million, which will expire beginning in 2022, if unused, and which may be subject to other limitations under IRS rules. The Company has various, multistate income tax net operating loss carryforwards which have been recorded as a deferred income tax asset of approximately $16 million, before valuation allowances. The Company has various U.S. federal income tax credit carryforwards which will expire beginning in 2013, if unused.

     The components of deferred tax assets and deferred tax liabilities as of December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004
Deferred tax assets:
Tax credits and loss carryforwards	$55,936	$85,453
Accrued liabilities	4,049	3,329
Other	8,928	8,499

	68,913	97,281

Deferred tax liabilities:
Property, plant and equipment	(4,882)	(6,048)
Intangibles	(2,058)	(2,457)
Prepaid insurance	(858)	(908)
Sale — leaseback	(256)	(589)
Other	(503)	(450)

	(8,557)	(10,452)

Net deferred tax asset before valuation allowance	60,356	86,829
Valuation allowance	(16,756)	(86,829)

Net deferred tax asset	$43,600	$—

14.      COMMITMENTS AND CONTINGENCIES
     a.     Litigation
     Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company arising in the ordinary course of business, including those pertaining to product liability, labor and health related matters, successor liability, environmental and possible tax assessments. While the amounts claimed could be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are currently pending or asserted will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.
Brazil Joint Venture
     In March 2001, Bernard Krone Indústria e Comércio de Máquinas Agrícolas Ltda. (“BK”) filed suit against the Company in the Fourth Civil Court of Curitiba in the State of Paraná, Brazil. This action seeks recovery of damages plus pain and suffering. Because of the bankruptcy of BK, this proceeding is now pending before the Second Civil Court of Bankruptcies and Creditors Reorganization of Curitiba, State of Paraná (No. 232/99).
     This case grows out of a joint venture agreement between BK and the Company, which was generally intended to permit BK and the Company to market the RoadRailer® trailer in Brazil and other areas of South America. When BK was placed into the Brazilian equivalent of bankruptcy late in 2000, the joint venture was dissolved. BK subsequently filed its lawsuit against the Company alleging among other things that it was forced to terminate business with other companies because of the exclusivity and non-compete clauses purportedly found in the joint venture agreement. In its complaint, BK asserts that it has been damaged by these alleged wrongs by the Company in the approximate amount of $8.4 million.
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

Environmental
     In September 2003, the Company was noticed as a potentially responsible party (PRP) by the United States Environmental Protection Agency pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. PRPs include current and former owners and operators of facilities at which hazardous substances were disposed of. EPA’s allegation that the Company was a PRP arises out of the operation of a former branch facility located approximately five miles from the original site. The Company does not expect that these proceedings will have a material adverse effect on the Company’s financial condition or results of operations.
     In January 2006, the Company received a letter from the North Carolina Department of Environment and Natural Resources indicating that a site that it formerly owned near Charlotte, North Carolina has been included on the state’s October 2005 Inactive Hazardous Waste Sites Priority List. The letter states that the Company was being notified in fulfillment of the state’s “statutory duty” to notify those who own and those who at present are known to be responsible for each Site on the Priority List. No action is being requested from the Company at this time. The Company does not expect that this designation will have a material adverse effect on its financial condition or results of operations.
     b.     Environmental
     The Company generates and handles certain material, wastes and emissions in the normal course of operations that are subject to various and evolving federal, state and local environmental laws and regulations.
     The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for the treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of December 31, 2005, the Company had an estimated reserve of $0.4 million for remediation activities at a former branch property, which was sold in 2005.
     c.     Used Trailer Restoration Program
     In December 2005, the Company reached an agreement with the IRS to pay an assessment of approximately $1.1 million, plus estimated accrued interest of $0.8 million to resolve issues related to federal excise tax on a used trailer restoration program. Accordingly, the Company reduced its liability and corresponding receivable from $6.1 million at December 31, 2004 to $1.9 million in the accompanying Consolidated Balance Sheets at December 31, 2005. The Company believes it is fully indemnified by the customer for this liability and believes that the related receivable is fully collectible.
     d.     Letters of Credit
     As of December 31, 2005, the Company had standby letters of credit totaling $7.7 million issued in connection with workers compensation claims and surety bonds.
     e.     Royalty Payments
     The Company is obligated to make quarterly royalty payments through 2007 in accordance with a licensing agreement related to the development of the Company’s composite plate material used on its proprietary DuraPlate® trailer. The amount of the payments varies with the production volume of usable material, but required minimum royalties of $0.5 million annually through 2005. Annual payments were $0.7 million, $0.7 million and $1.1 million in 2005, 2004 and 2003, respectively.
     f.     Used Trailer Residual Guarantees and Purchase Commitments
     In connection with certain historical new trailer sale transactions, the Company had entered into agreements to guarantee end-of-term residual value, which contain an option to purchase the used equipment at a pre-determined price. By policy, the Company no longer provides used trailer residual guarantees.

     Under these agreements, future guarantee payments that may be required as of December 31, 2005 are $8.4 million and $1.8 million in 2006 and 2007, respectively. The purchase option on the equipment as of December 31, 2005 is $23.5 million for 2006 and $5.5 million for 2007.
     In relation to the guarantees, as of December 31, 2005 and 2004, the Company recorded loss contingencies of $0.1 million.
     g.     Purchase Commitments
     As part of the sale of certain assets of our aftermarket parts business, as discussed in Footnote 5, the Company entered into a parts purchase agreement with the buyer. As amended, the Company is required to purchase $9.2 million in parts from the buyer between October 2005 and September 2006. The Company does not believe the purchase commitment will exceed business requirements. The buyer is subject to certain performance requirements.
15.      SEGMENTS AND RELATED INFORMATION
     a.     Segment Reporting
     Under the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has two reportable segments: manufacturing and retail and distribution. The manufacturing segment produces and sells new trailers to the retail and distribution segment or to customers who purchase trailers direct or through independent dealers. The retail and distribution segment includes the sale, leasing and financing of new and used trailers, as well as the sale of aftermarket parts and service through its retail branch network. In addition, the retail and distribution segment in 2003 includes the sale of aftermarket parts through Wabash National Parts.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company evaluates segment performance based on income from operations. The Company has not allocated certain corporate related charges such as administrative costs, interest and income taxes from the manufacturing segment to the Company’s other reportable segment. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows (in thousands):

		Retail and	Combined		Consolidated
	Manufacturing	Distribution	Segments	Eliminations	Total
2005
Net sales
External customers	$968,419	$245,292	$1,213,711	$—	$1,213,711
Intersegment sales	102,938	—	102,938	(102,938)	—

Total net sales	$1,071,357	$245,292	$1,316,649	$(102,938)	$1,213,711

Depreciation and amortization	12,406	3,141	15,547	—	15,547
Income from operations	75,385	2,827	78,212	1,782	79,994
Reconciling items to net income:
Interest income					(760)
Interest expense					6,431
Foreign exchange gains and losses, net					(231)
Other income, net					498
Income tax benefit					(37,031)

Net income					$111,087

Capital expenditures	$30,302	$578	$30,880	$—	$30,880
Assets	$536,566	$173,825	710,391	$(161,738)	$548,653

2004
Net sales
External customers	$805,993	$235,103	$1,041,096	$—	$1,041,096
Intersegment sales	107,685	1,975	109,660	(109,660)	—

Total net sales	$913,678	$237,078	$1,150,756	$(109,660)	$1,041,096

Depreciation and amortization	13,357	6,084	19,441	—	19,441
Income (loss) from operations	73,472	(2,879)	70,593	(1,810)	68,783
Reconciling items to net income:
Interest income					(129)
Interest expense					10,809
Foreign exchange gains and losses, net					(463)
Loss on debt extinguishment					607
Other income, net					(1,046)
Income tax expense					600

Net income					$58,405

Capital expenditures	$14,240	$1,255	$15,495	$—	$15,495
Assets	$410,087	$185,479	$595,566	$(163,520)	$432,046

2003
Net sales
External customers	$620,120	$267,820	$887,940	$—	$887,940
Intersegment sales	52,172	878	53,050	(53,050)	—

Total net sales	$672,292	$268,698	$940,990	$(53,050)	$887,940

Depreciation and amortization	13,843	9,945	23,788	—	23,788
Loss from operations	27,603	(37,283)	(9,680)	433	(9,247)
Reconciling items to net loss:
Interest income					(406)
Interest expense					31,184
Foreign exchange gains and losses, net					(5,291)
Loss on debt extinguishment					19,840
Other expense, net					2,653

Net loss					(57,227)

Capital expenditures	$5,672	$846	$6,518	$—	$6,518
Assets	$370,325	$188,477	$558,802	$(161,766)	$397,036

     b.     Geographic Information
     International sales, primarily to Canadian customers, accounted for less than 10% in each of the last three years.
     At December 31, 2005 and 2004, property, plant and equipment, net of accumulated depreciation related to the Company’s Canadian subsidiary was approximately $0.8 million and $2.0 million, respectively.
     c.     Product Information
     The Company offers products primarily in three general categories; new trailers, used trailers, and parts and service. Other sales include leasing revenues, interest income from finance contracts and freight revenue. The following table sets forth the major product category sales and their percentage of consolidated net sales (dollars in thousands):

	2005		2004		2003

New Trailers	$1,084,454	89.4%	$914,468	87.8%	$690,465	77.8%
Used Trailers	55,546	4.6	52,960	5.1	64,843	7.3
Parts and Service	57,000	4.7	58,246	5.6	98,789	11.1
Other	16,711	1.3	15,422	1.5	33,843	3.8

Total Sales	$1,213,711	100.0%	$1,041,096	100.0%	$887,940	100.0%

     d.     Major Customers
     In 2005 and 2004, no customer represented 10% or greater of consolidated net sales. The Company had one customer included in the manufacturing segment that represented 14% of consolidated net sales in 2003. The Company’s consolidated net sales in the aggregate to its five largest customers were 22%, 32% and 27% of its consolidated net sales in 2005, 2004 and 2003, respectively.
16.      CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following is a summary of the unaudited quarterly results of operations for fiscal years 2005, 2004 and 2003 (dollars in thousands except per share amounts).

	First	Second		Third		Fourth
	Quarter	Quarter		Quarter		Quarter
2005
Net sales	$256,105	$322,983		$293,834		$340,789
Gross profit	$34,398	$36,109		$30,085		$33,923
Net income(1)	$18,479	$49,258		$23,655		$19,695
Basic net income per share(2)	$0.60	$1.58		$0.76		$0.63
Diluted net income per share(2)	$0.52	$1.33		$0.66		$0.55
2004
Net sales	$221,597	$254,899		$277,243		$287,357
Gross profit	$23,122	$36,635		$36,922		$29,107
Net income	$6,859	$18,262		$20,294		$12,990
Basic and diluted net income per share(2)	$0.25	$0.67		$0.74		$0.44
Diluted net income per share(2)	$0.23	$0.56		$0.62		$0.39
2003
Net sales	$222,508	$230,231		$215,450		$219,751
Gross profit	$23,166	$(3,855)		$17,012		$16,154
Net loss	$1,430	$(27,268	)(3)	$(29,641	)(4)	$(1,748	)(5)
Basic and diluted net income (loss) per share(2)	$0.05	$(1.07)		$(1.16)		$(0.08)

(1)	The second, third and fourth quarters of 2005 included $29.3 million, $6.6 million and $0.6 million, respectively, related to the reversal of tax valuation allowances, as discussed in Footnote 13.

(2)	Net income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may differ from annual net income (loss) per share due to rounding.

(3)	The second quarter 2003 results included a $28.5 million loss on asset impairment, as discussed in Footnote 5.

(4)	The third quarter 2003 results included an $18.9 million loss on debt extinguishment, related to its debt refinancing.

(5)	The fourth quarter 2003 results include a $4.1 million loss on the sale of a large portion of the Company’s finance contract, as discussed in Footnote 5.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None
ITEM 9A—CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures
     Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of December 31, 2005.
     Changes in Internal Controls
     There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
     Report of Management on Internal Control over Financial Reporting
     The management of Wabash National Corporation (the Company), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that internal control over financial reporting is effective as of December 31, 2005.
     Ernst & Young LLP, an Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements and has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which appears on the following page.

William P. Greubel	Chief Executive Officer
Robert J. Smith	Senior Vice President and Chief Financial Officer
February 21, 2006

     Report of Independent Registered Public Accounting Firm
     The Board of Directors and Shareholders of Wabash National Corporation
     We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Wabash National Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wabash National Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that Wabash National Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Wabash National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wabash National Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Wabash National Corporation and our report dated February 21, 2006 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Indianapolis, Indiana
February 21, 2006

ITEM 9B—OTHER INFORMATION
     None.
PART III
ITEM 10—EXECUTIVE OFFICERS OF THE REGISTRANT
     The Company hereby incorporates by reference the information contained under the heading “Election of Directors” from its definitive Proxy Statement to be delivered to stockholders of the Company in connection with the 2005 Annual Meeting of Stockholders to be held May 18, 2006.
     The following are the executive officers of the Company:

Name	Age	Position
William P. Greubel	54	Chief Executive Officer and Director
Richard J. Giromini	52	President, Chief Operating Officer and Director
Rodney P. Ehrlich	59	Senior Vice President — Chief Technology Officer
Bruce N. Ewald	54	Senior Vice President – Sales and Marketing
Timothy J. Monahan	53	Senior Vice President — Human Resources
Robert J. Smith	59	Senior Vice President — Chief Financial Officer
     William P. Greubel. Mr. Greubel has been Chief Executive Officer and Director of the Company since May 2002. Mr. Greubel was President until December 2005. He also serves on the Executive Committee of the Board. Mr. Greubel was a Director and Chief Executive Officer of Accuride Corporation, a manufacturer of wheels for trucks and trailers, from 1998 until May 2002 and served as President of Accuride Corporation from 1994 to 1998. Previously, Mr. Greubel was employed by AlliedSignal Corporation from 1974 to 1994 in a variety of positions of increasing responsibility, most recently as Vice President and General Manager of the Environmental Catalysts and Engineering Plastics business units.
     Richard J. Giromini. Mr. Giromini was promoted to President and appointed a Director of the Company on December 8, 2005. He had been Executive Vice President and Chief Operating Officer since February 28, 2005. He had been Senior Vice President — Chief Operating Officer since joining the Company on July 15, 2002. He has also served as President and a Director of Wabash National Trailer Centers, Inc. since January 2004. Prior to joining Wabash, Mr. Giromini spent his entire career in the automotive industry. Most recently, Mr. Giromini was with Accuride Corporation from April 1998 to July 2002, where he served in capacities as Senior Vice President — Technology and Continuous Improvement; Senior Vice President and General Manager — Light Vehicle Operations; and President and CEO of AKW LP. Previously, Mr. Giromini was employed by ITT Automotive, Inc. from 1996 to 1998 serving as the Director of Manufacturing. Mr. Giromini also serves on the board of directors of The Wabash Center, a non-profit company dedicated to serving individuals with disabilities and special needs.
     Rodney P. Ehrlich. Mr. Ehrlich has been Senior Vice President — Chief Technology Officer of the Company since January 2004. From 2001-2003, Mr. Ehrlich was Senior Vice President of Product Development. Mr. Ehrlich has been in charge of the Company’s engineering operations since the Company’s founding.
     Timothy J. Monahan. Mr. Monahan has been Senior Vice President – Human Resources since joining the Company on October 15, 2003. Prior to that, Mr. Monahan was with Textron Fastening Systems from 1999 to October 2003 where he served as Vice President – Human Resources. Previously, Mr. Monahan served as Vice President – Human Resources at Beloit Corporation. Mr. Monahan serves on the board of directors of North American Tool Corporation.
     Bruce N. Ewald. Mr. Ewald’s original appointment was Vice President and General Manager of Wabash National Trailer Centers, Inc. when he joined the Company in March 2005. In October 2005, his title has changed to Senior Vice President – Sales and Marketing. Mr. Ewald has nearly 25 years experience in the transportation industry. For 14 years he served in a number of executive-level positions with PACCAR. Prior to PACCAR, Mr. Ewald spent 10 years with Genuine Parts Co. where he held several positions, including President and General Manager, Napa Auto Parts/Genuine Parts Co.

     Robert J. Smith. Mr. Smith was appointed Senior Vice President — Chief Financial Officer in October 2004, after serving as our Acting Chief Financial Officer since June 2004, and our Vice President and Controller since joining us in March 2003. Before joining us, Mr. Smith served from 2000 to 2001 as Director of Finance for KPMG Consulting, Inc., now BearingPoint, Inc.; from 1993 to 2000 with Great Lakes Chemical Corp. (serving from 1998 to 2000 as vice president and controller) and from 1983 to 1993 with Olin Corporation, including as chief financial officer for several of its divisions.
     Code of Ethics
     As part of our system of corporate governance, our Board of Directors has adopted a code of ethics that is specifically applicable to our Chief Executive Officer and Senior Financial Officers. This code of ethics is available on our website at www.wabashnational.com/about.
ITEM 11—EXECUTIVE COMPENSATION
     The Company hereby incorporates by reference the information contained under the heading “Compensation” from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2006 Annual Meeting of Stockholders to be held May 18, 2006.
ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The Company hereby incorporates by reference the information contained under the headings “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2006 Annual Meeting of Stockholders to be held on May 18, 2006.
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The Company hereby incorporates by reference the information contained under the heading “Related Party Transactions” from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2006 Annual Meeting of Stockholders to be held on May 18, 2006.
ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information required by Item 14 of this form and the audit committee’s pre-approval policies and procedures regarding the engagement of the principal accountant are incorporated herein by reference to the information contained under the heading “Audit Committee Report – Independent Auditor Fees” from the Company’s definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2006 Annual Meeting of Stockholders to be held on May 18, 2006.
PART IV
ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements: The Company has included all required financial statements in Item 8 of this Form 10-K. The financial statement schedules have been omitted as they are not applicable or the required information is included in the Notes to the consolidated financial statements.
(b)	Exhibits: The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

2.01	Asset Purchase Agreement dated July 22, 2003 (11)

2.02	Amendment No. 1 to the Asset Purchase Agreement dated September 19, 2003 (11)

3.01	Certificate of Incorporation of the Company (1)

3.02	Certificate of Designations of Series D Junior Participating Preferred Stock (18)

3.03	Amended and Restated By-laws of the Company (6)

4.01	Specimen Stock Certificate (4)

4.02	Rights Agreement between the Company and National City Bank as Rights Agent dated December 28, 2005 (18)

4.03	Indenture for the 3.25% Convertible Senior Notes due August 1, 2008, between the registrant, as issuer, and Wachovia Bank, National Association, as Trustee, dated as of August 1, 2003 (10)

10.01#	1992 Stock Option Plan (1)

10.02	Indemnification Agreement between the Company and Roadway Express, Inc. (2)

10.03#	2000 Stock Option Plan (3)

10.04#	2001 Stock Appreciation Rights Plan (5)

10.05#	Executive Employment Agreement dated April 2002 between the Company and William P. Greubel (6)

10.06#	Executive Employment Agreement dated June 28, 2002 between the Company and Richard J. Giromini (7)

10.07#	Non-qualified Stock Option Agreement dated July 15, 2002 between the Company and Richard J. Giromini (7)

10.08#	Restricted Stock Agreement between the Company and Richard J. Giromini (7)

10.09#	Non-qualified Stock Option Agreement between the Company and William P. Greubel (7)

10.10#	First Amendment to Executive Employment Agreement dated December 4, 2002 between the Company and William P. Greubel (8)

10.11#	Restricted Stock Agreement between the Company and William P. Greubel (8)

10.12#	Second Amendment to Executive Employment Agreement dated June 2, 2003 between the Company and William P. Greubel (9)

10.13	Loan and Security Agreement dated September 23, 2003 (12)

10.14	Amendment No. 1 to Loan and Security Agreement dated October 23, 2003 (12)

10.15	Amendment No. 3 to Loan and Security Agreement dated December 11, 2003 (12)

10.16#	2004 Stock Incentive Plan (13)

10.17	Waiver and Amendment No. 4 to Loan and Security Agreement dated September 9, 2004 (14)

10.18#	Form of Associate Stock Option Agreements under the 2004 Stock Incentive Plan (14)

10.19#	Form of Associate Restricted Stock Agreements under the 2004 Stock Incentive Plan (14)

10.20#	Form of Executive Stock Option Agreements under the 2004 Stock Incentive Plan (14)

10.21#	Form of Executive Restricted Stock Agreements under the 2004 Stock Incentive Plan (14)

10.22	Amended and Restated Loan and Security Agreement dated December 30, 2004 (15)

10.23#	Restricted Stock Unit Agreement between the Company and William P. Greubel dated March 7, 2005 (16)

10.24#	Stock Option Agreement between the Company and William P. Greubel dated March 7, 2005 (16)

10.25#	Corporate Plan for Retirement – Executive Plan (16)

10.26	Amendment No. 1 to the Amended and Restated Loan and Security Agreement dated September 23, 2005 (17)

10.27	Consent and Amendment No. 2 to Amended and Restated Loan and Security Agreement dated December 30, 2005 (19)

21.00	List of Significant Subsidiaries (20)

23.01	Consent of Ernst & Young LLP (20)

31.01	Certification of Principal Executive Officer (20)

31.02	Certification of Principal Financial Officer (20)

32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (20)

#	Management contract or compensatory plan.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-42810) or the Registrant’s Registration Statement on Form 8-A filed December 6, 1995 (item 3.02 and 4.02)

(2)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1999

(3)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2001

(4)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2001

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2001

(6)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2002

(7)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2002

(8)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002

(9)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2003

(10)	Incorporated by reference to the Registrant’s registration statement Form S-3 (Registration No. 333-109375) filed on October 1, 2003

(11)	Incorporated by reference to the Registrant’s Form 8-K filed on September 29, 2003

(12)	Incorporated by reference to the Registrant’s Form 10-K/A Amendment No. 3 for the year ended December 31, 2003

(13)	Incorporated by reference to the Registrant’s Form 10-Q filed on August 9, 2004

(14)	Incorporated by reference to the Registrant’s Form 10-Q filed on October 27, 2004

(15)	Incorporated by reference to the Registrant’s Form 8-K filed on January 5, 2005

(16)	Incorporated by reference to the Registrant’s Form 8-K filed on March 11, 2005

(17)	Incorporated by reference to the Registrant’s Form 8-K filed on September 23, 2005

(18)	Incorporated by reference to the Registrant’s Form 8-K filed on December 28, 2005

(19)	Incorporated by reference to the Registrant’s Form 8-K filed on February 21, 2006

(20)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WABASH NATIONAL CORPORATION

February 24, 2006	By:	/s/ Robert J. Smith

Robert J. Smith
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date	Signature and Title

February 24, 2006	By:	/s/ William P. Greubel

William P. Greubel
Chief Executive Officer and Director
(Principal Executive Officer)

February 24, 2006	By:	/s/ Richard J. Giromini

Richard J. Giromini
President, Chief Operating Officer and Director

February 24, 2006	By:	/s/ Robert J. Smith

Robert J. Smith
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

February 24, 2006	By:	/s/ John T. Hackett

John T. Hackett
Chairman of the Board of Directors

February 24, 2006	By:	/s/ David C. Burdakin

David C. Burdakin
Director

February 24, 2006	By:	/s/ Martin C. Jischke

Dr. Martin C. Jischke
Director

February 24, 2006	By:	/s/ Stephanie K. Kushner

Stephanie K. Kushner
Director

February 24, 2006	By:	/s/ Ronald L. Stewart

Ronald L. Stewart
Director

February 24, 2006	By:	/s/ Larry J. Magee

Larry J. Magee
Director

February 24, 2006	By:	/s/ Scott K. Sorensen

Scott K. Sorensen
Director