Form 10-Q
period 2006-03-31
WABASH NATIONAL CORP /DE
filed 2006-05-08
CIK 879526

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                           to
Commission File Number: 1-10883
WABASH NATIONAL CORPORATION
( Exact name of registrant as specified in its charter)

Delaware	52-1375208

(State of Incorporation) 1000 Sagamore Parkway South, Lafayette, Indiana	(IRS Employer Identification Number) 47905
(Address of Principal	(Zip Code)
Executive Offices)
Registrant’s telephone number, including area code: (765) 771-5300
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
The number of shares of common stock outstanding at May 1, 2006 was 31,147,042.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common stock, $0.01 par value	New York Stock Exchange
Series D Preferred Share Purchase Rights	New York Stock Exchange

WABASH NATIONAL CORPORATION
INDEX
FORM 10-Q

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,651	$67,437
Accounts receivable, net	72,975	131,241
Current portion of finance contracts	1,237	1,472
Inventories	153,607	108,044
Deferred income taxes	40,720	40,550
Prepaid expenses and other	6,754	7,855

Total current assets	314,944	356,599

PROPERTY, PLANT AND EQUIPMENT, net	135,761	131,561

EQUIPMENT LEASED TO OTHERS, net	7,207	7,646

DEFERRED INCOME TAXES	—	3,050

GOODWILL	76,951	33,018

INTANGIBLE ASSETS	40,025	2,116

OTHER ASSETS	16,306	14,663

	$591,194	$548,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$500
Accounts payable	113,289	84,147
Other accrued liabilities	57,869	58,751

Total current liabilities	171,158	143,398

LONG-TERM DEBT, net of current maturities	125,000	125,000

DEFERRED INCOME TAXES	10,491	—

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES	1,333	1,553

STOCKHOLDERS’ EQUITY:
Preferred stock, 25,000,000 shares authorized, 300,000 designated as Series D Junior Participating Preferred, no shares issues and outstanding	—	—
Common stock 75,000,000 shares authorized, $0.01 par value, 31,125,768 and 31,079,958 shares issued and outstanding, respectively	315	315
Additional paid-in capital	338,816	337,327
Retained deficit	(53,724)	(56,653)
Accumulated other comprehensive income	2,450	2,358
Treasury stock at cost, 248,600 common shares	(4,645)	(4,645)

Total stockholders’ equity	283,212	278,702

	$591,194	$548,653

See Notes to Condensed Consolidated Financial Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
NET SALES	$262,119	$256,105

COST OF SALES	239,328	221,707

Gross profit	22,791	34,398

GENERAL AND ADMINISTRATIVE EXPENSES	10,703	9,218

SELLING EXPENSES	3,308	3,996

Income from operations	8,780	21,184

OTHER INCOME (EXPENSE):
Interest expense	(1,559)	(1,618)
Foreign exchange gains and losses, net	(117)	(142)
Other, net	57	(792)

Income before income taxes	7,161	18,632

INCOME TAX EXPENSE	2,824	153

NET INCOME	$4,337	$18,479

COMMON STOCK DIVIDENDS DECLARED	$0.045	$0.045

BASIC NET INCOME PER SHARE	$0.14	$0.60

DILUTED NET INCOME PER SHARE	$0.13	$0.52

COMPREHENSIVE INCOME
Net income	$4,337	$18,479
Foreign currency translation adjustment	92	(198)

NET COMPREHENSIVE INCOME	$4,429	$18,281

See Notes to Condensed Consolidated Financial Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,337	$18,479
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	4,122	4,243
Net (gain) loss on the sale of assets	(16)	680
Deferred income taxes	2,812	—
Excess tax benefits from stock-based compensation	(176)	—
Stock-based compensation	867	223
Changes in operating assets and liabilities:
Accounts receivable	65,505	(14,774)
Finance contracts	243	918
Inventories	(41,085)	(42,552)
Prepaid expenses and other	989	(521)
Accounts payable and accrued liabilities	11,934	19,100
Other, net	942	67

Net cash provided by (used in) operating activities	50,474	(14,137)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,711)	(6,348)
Acquisition, net of cash acquired	(71,550)	—
Proceeds from the sale of property, plant and equipment	347	3,528

Net cash used in investing activities	(76,914)	(2,820)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	385	2,558
Excess tax benefits from stock-based compensation	176	—
Borrowings under revolving credit facility	106	15,672
Payments under revolving credit facility	(106)	(15,672)
Payments under long-term debt agreements	(500)	(500)
Common stock dividends paid	(1,407)	—

Net cash (used in) provided by financing activities	(1,346)	2,058

NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,786)	(14,899)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67,437	41,928

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,651	$27,029

See Notes to Condensed Consolidated Financial Statements

WABASH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. GENERAL
     The condensed consolidated financial statements of Wabash National Corporation (the Company) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations and cash flows. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2005 Annual Report on Form 10-K.
     Certain items previously reported in specific condensed consolidated financial statement captions have been reclassified to conform to the 2006 presentation.
2. ACQUISITION
     As part of the Company’s commitment to expand its customer base and grow its market leadership, Wabash National Corporation acquired all of the outstanding shares of Transcraft Corporation on March 3, 2006, for approximately $71.0 million in cash, subject to a working capital adjustment. The Company also incurred $0.6 million in closing costs, consisting primarily of legal and accounting fees. Additional consideration of up to $4.5 million is payable if Transcraft Corporation achieves certain 2006 performance targets.
     Transcraft Corporation is the leading manufacturer of flatbed and drop deck trailers in North America. Transcraft operates manufacturing facilities in Anna, IL and Mt. Sterling, KY. This acquisition allows Wabash and Transcraft to capitalize on their core competencies of product innovation, quality manufacturing and customer satisfaction. Transcraft’s operating results are included in the Company’s consolidated financial statements in the manufacturing segment from the date of acquisition.
     Goodwill and intangible assets of $43.9 million and $38.5 million, respectively, were recorded as a result of the acquisition. The amount of goodwill that is expected to be deductible for tax purposes is $31.9 million. The intangible assets consisted of the following.

($ in millions)	Amount	Useful Life

Customer Relationships	$27.0	11 years
Trademarks/Trade Names	10.0	20 years
Backlog	1.5	Less than 1 year

	$38.5

     The aggregate purchase price of $71.6 million was allocated to the opening balance sheet of Transcraft at March 3, 2006, the date of acquisition, which is still preliminary and subject to adjustment based on actual acquisition costs, intangible assets and final working capital adjustment, as follows (in thousands):

Current Assets	$11,830
Property, Plant & Equipment	4,532
Goodwill	43,939
Intangibles	38,500

Total Assets	$98,801

Current Liabilities	$16,489
Deferred Taxes	10,762

Total Liabilities	$27,251

Net Assets Acquired	$71,550

     Unaudited Pro forma Results
     The results of Transcraft are included in the Consolidated Statements of Operations from the date of acquisition. The following unaudited pro forma information is shown below as if the acquisition of Transcraft had been completed as of the beginning of each period presented (in thousands, except per share amounts).

	Three Months Ended March 31,
	2006	2005
Sales	$293,076	$277,831
Operating Income	$8,616	$20,366
Net Income	$4,217	$17,988
Basic Earnings per Share	$0.14	$0.58
Diluted Earnings per Share	$0.13	$0.51
     The information presented above is for informational purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the respective period, nor are they necessarily indicative of future operating results of the combined companies under the ownership and management of the Company.
3. INVENTORIES
     Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Raw material and components	$48,633	$42,886
Work in process	17,171	10,537
Finished goods	65,097	27,392
After-market parts	5,092	4,975
Used trailers	17,614	22,254

	$153,607	$108,044

4. STOCK-BASED COMPENSATION
     The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment on January 1, 2006 (SFAS No. 123R). SFAS No. 123R, which revised SFAS No. 123, Accounting for Stock-Based Compensation, superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Statement No. 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based upon their fair value. The Company had previously followed APB No. 25, in accounting for its stock options and accordingly, no compensation cost had been previously expensed.
     The Company has adopted SFAS No. 123R using the modified prospective method. Under this transition method, compensation cost has been recognized for all share-based payments in the consolidated financial statements in 2006 based upon the fair value of the stock or option grant. Prior period results have not been restated. The Company will value new awards granted subsequent to the adoption of SFAS No. 123R using a binomial model. The Company believes valuing awards using a binomial model provides a better estimate of fair value versus the Black-Scholes-Merton formula used in valuing previous awards. The amount of after-tax compensation cost related to nonvested stock options and restricted stock not yet recognized was $3.5 million at March 31, 2006, which is expected to be realized through 2010.
     As a result of adopting Statement No. 123R on January 1, 2006, the Company’s income before income taxes and net income for the quarter ended March 31, 2006 are $0.5 million and $0.3 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and dilutive earnings per share for the quarter ended March 31, 2006 would have been $0.15 and $0.14, respectively, if the Company had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $0.14 and $0.13, respectively.
     Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $0.2 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123R.
     Statement No. 123, as amended, required pro forma presentation as if compensation costs had been expensed under the fair value method. For purpose of pro forma disclosure, the estimated fair value of stock options at the grant date is amortized to expense over the vesting period. The following table illustrates the effect on net income and net income per share as if compensation expense had been recognized in the first quarter of 2005 (in thousands, except for per share amounts):

March 31,
2005
Reported net income	$18,479
Pro forma stock-based compensation expense (net of tax)	(868)
Stock-based employee compensation expense recorded (net of tax)	218

Pro forma net income	$17,829

Basic earnings per share:
Reported net income per share	$0.60

Pro forma net income per share	$0.58

Diluted earnings per share:
Reported net income per share	$0.52

Pro forma net income per share	$0.50

5. CONTINGENCIES
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
6. NET INCOME PER SHARE
     Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Basic earnings per share:
Net income applicable to common stockholders	$4,337	$18,479

Weighted average common shares outstanding	31,114	30,914

Basic earnings per share	$0.14	$0.60

Diluted earnings per share:
Net income applicable to common stockholders	$4,337	$18,479
After-tax equivalent of interest on convertible notes	741	1,210

Diluted net income applicable to common stockholders	$5,078	$19,689

Weighted average common shares outstanding	31,114	30,914
Dilutive stock options/shares	215	508
Convertible notes equivalent shares	6,578	6,510

Diluted weighted average common shares outstanding	37,907	37,932

Diluted earnings per share	$0.13	$0.52

7. INCOME TAXES
     We recognized income tax expense of $2.8 million in the first quarter of 2006 compared to $0.2 million in the first quarter of 2005. The effective tax rate for the first quarter of 2006 was 39.4% and less than 1% for the first quarter of 2005. In 2005, income tax expense was below statutory tax rates primarily due to the utilization of net operating loss (NOL) carryforwards.

	Three months ending March 31,
	2006	2005
	(in thousands)
Pretax book income	$7,161	$18,632

Federal tax expense at 35% statutory rate	2,507	6,521
State and local income taxes	371	1,049
Alternative minimum tax	—	234
Current utilization of valuation allowance for net operating losses	(64)	(7,367)
Other	10	(284)

Total income tax expense	$2,824	$153

8. PRODUCT WARRANTIES
     The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities for the first quarters of 2006 and 2005 (in thousands):

	2006	2005
Balance at January 1	$10,217	$8,399
Provision for warranties issued in current year	1,110	996
Additional provisions for pre-existing warranties	1,047	48
Other*	2,100	—
Payments	(1,806)	(1,627)

Balance at March 31	$12,668	$7,816

* Denotes warranty reserves pertaining to the acquisition of Transcraft as of March 3, 2006.
     The Company’s warranty policy generally provides coverage for components of the trailer the Company produces or assembles. Typically, the coverage period is five years for trailers sold prior to 2005. Beginning in 2005, the coverage period for DuraPlate® trailer panels was extended to ten years, with all other components remaining at five years. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.
9. SEGMENTS
     The Company has two reportable segments: manufacturing and retail and distribution. The manufacturing segment produces and sells new trailers to the retail and distribution segment or to customers who purchase trailers direct or through independent dealers. The retail and distribution segment includes the sale of new and used trailers, as well as the sale of after-market parts and service through its retail branch network.

     Reportable segment information is as follows (in thousands):

		Retail and		Consolidated
	Manufacturing	Distribution	Eliminations	Totals
Three Months Ended March 31, 2006
Net Sales
External customers	$216,750	$45,369	$—	$262,119
Intersegment sales	25,224	—	(25,224)	$—

Total Net Sales	$241,974	$45,369	$(25,224)	$262,119

Income (loss) from operations	$10,593	$185	$(1,998)	$8,780
Assets	$658,075	$168,752	$(235,633)	$591,194
Three Months Ended March 31, 2005
Net Sales
External customers	$194,072	$62,033	$—	$256,105
Intersegment sales	37,593	—	(37,593)	—

Total Net Sales	$231,665	$62,033	$(37,593)	$256,105

Income (loss) from operations	$21,841	$838	$(1,495)	$21,184
Assets	$440,173	$195,451	$(165,015)	$470,609
     Product Information
     The Company sells new trailers, used trailers and parts and service. Other sales include leasing revenues, interest income from finance contracts and freight. The following table sets forth the major product categories and their percentage of total net sales (dollars in thousands):

	Three Months Ended March 31,
	2006		2005
	$	%	$	%
New Trailers	228,587	87.2	224,737	87.8
Used Trailers	17,680	6.7	12,941	5.1
Parts and Service	13,683	5.2	14,456	5.6
Other	2,169	0.9	3,971	1.5

Total Net Sales	262,119	100.0	256,105	100.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report, including documents incorporated herein by reference, contains forward-looking statements. Additional written or oral forward-looking statements may be made by Wabash from time to time in filings with the Securities and Exchange Commission or otherwise. The words “believe,” “expect,” “anticipate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, information regarding revenues, income or loss, capital expenditures, acquisitions, number of retail branch openings, plans for future operations, financing needs or plans, the impact of inflation and plans relating to services of Wabash, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Statements in this report, including those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences.
     Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2005 and elsewhere herein, including, but not limited to, Item 1A of Part II hereof.
     As part of our commitment to expand customer base and grow market leadership, we acquired all of the outstanding shares of Transcraft Corporation on March 3, 2006, for approximately $71.0 million in cash, subject to a working capital adjustment. We also incurred $0.6 million in closing costs, consisting primarily of legal and accounting fees. Additional consideration of up to $4.5 million is payable if Transcraft Corporation achieves certain 2006 performance targets.
     Transcraft Corporation is the leading manufacturer of flatbed and drop deck trailers in North America. Transcraft operates manufacturing facilities in Anna, IL and Mt. Sterling, KY. This acquisition allows Wabash and Transcraft to capitalize on our core competencies of product innovation, quality manufacturing and customer satisfaction. Transcraft’s operating results are included in the Company’s consolidated financial statements in the manufacturing segment from the date of acquisition.
Results of Operations
     The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended March 31,
	2006	2005
Net sales	100.0	100.0
Cost of sales	91.3	86.6

Gross profit	8.7	13.4

General and administrative expenses	4.0	3.5
Selling expenses	1.3	1.6

Income from operations	3.4	8.3

Interest expense	(0.6)	(0.6)
Foreign exchange gains and losses, net	(0.1)	(0.1)
Other, net	0.0	(0.3)

Income before income taxes	2.7	7.3

Income tax expense	1.1	0.1

Net income	1.6%	7.2%

     The industry recovery that began in 2003 continues and it is expected to increase modestly over the balance of 2006 as industry-wide production of trailers is anticipated to increase from approximately 262,000 units in 2005 to approximately 263,000 units in 2006 according to ACT Research Company, LLC (ACT) estimates. The expansion in production is predicated on a number of factors including improving general economic conditions and pent-up trucking industry demand for replacement units as the average age of trailer fleets increases.
     We expect to participate in the industry growth because our core customers are among the largest participants in the trucking industry, our DuraPlate® trailer continues to have increased market acceptance and penetration and we are expanding our presence into the middle market carriers — approximately 1,250 carriers with fleet sizes ranging from 250 to 7,500 units.
     We believe that the Company is well positioned to benefit from any increased demand for trailers because of the improvements that have been made over the last four years. As a result of our continuous improvement initiatives, we have reduced our total cost of producing a trailer and effectively increased production capacity. In 2005, we experienced significant price volatility in our principal raw materials, steel and timber, and we expect that this trend of rising material prices will continue in the near term.
Three Months Ended March 31, 2006
Net Sales
     Net sales increased $6.0 million compared to the first quarter of 2005. By business segment, net external sales and related units sold were as follows (dollars in millions):

	Three Months Ended March 31,
	2006	2005		% Change
	(dollars in millions)
Sales by Segment:
Manufacturing	$216.7	$194.1		11.6
Retail and Distribution	45.4	62.0		(26.8)

Total	$262.1	$256.1		2.3

New trailer units:		(units	)
Manufacturing	11,000	9,700		13.4
Retail and Distribution	700	1,500		(53.3)

Total	11,700	11,200		4.5

Used trailer units	2,000	1,300		53.8%

     Manufacturing sales increased due to higher unit volume, which was offset by slightly lower average selling prices. The decrease in selling prices resulted from unfavorable customer mix. Unit sales to core accounts, who receive more favorable pricing, represented approximately 35% in the first quarter of 2006 compared to 17% in the prior year period. In addition, the inclusion of Transcraft’s operating results from the date of acquisition, added $2.7 million in sales in the first quarter of 2006.
     First quarter 2006 sales in the retail and distribution segment were down $16.6 million compared to the prior year first quarter. New trailer sales decreased $18.0 million as a result of a decline in unit volume. This lower unit volume primarily results from the disposition of three Canadian branch locations in December 2005 now operated as a Wabash dealer. Used trailer sales increased $4.7 million, as compared to the prior year quarter. This resulted from a higher level of used trailer inventories from increased trade activity in the latter part of 2005 and into 2006. The unit volume increase was partially offset by a lower average selling price due to the mix of used trailer sales. Parts and service sales were down $2.9 million primarily due to having five fewer full-service branches in the current year quarter.

Gross Profit
     Gross profit as a percent of sales was 8.7% for the quarter compared to 13.4% for the same period in 2005. As discussed below, both of our segments were impacted as follows (in millions):

	Three Months Ended March 31,
	2006	2005	% Change
Gross Profit by Segment:
Manufacturing	$21.5	$30.9	(30.4)
Retail and Distribution	3.3	5.0	(34.0)
Eliminations	(2.0)	(1.5)	33.3

Total Gross Profit	$22.8	$34.4	(33.7)%

     The manufacturing segment’s gross profit declined $9.4 million driven by lower average selling prices, primarily due to customer mix, impacting gross margin by approximately $6.0 million and an unfavorable product mix impacting raw material costs by approximately $3.6 million. This was offset by an increase in unit volume impacting gross margin by approximately $1.6 million. In addition, during the first quarter of 2006, the Company recorded a charge of $0.6 million related to the write-off of inventory associated with exiting its intermodel container business.
     The retail and distribution segment’s gross profit was down primarily from the sale of the aforementioned Canadian locations and the closure of three U.S. branches in 2005. Gross profit as a percent of sales was 7.2% compared to 8.0% in the first quarter of 2005. Used trailer gross margins declined due to a higher mix of larger volume used trailer sales transactions, while parts and services gross margins as a percent of sales improved slightly over the prior year first quarter.
General and Administrative Expenses
     General and administrative expenses increased $1.5 million in the first quarter of 2006 to $10.7 million from $9.2 million in the prior year period primarily due to inclusion of Transcraft’s general and administrative expenses of $0.6 million and the adoption of SFAS No. 123R resulting in an increase in compensation costs of $0.4 million in 2006.
Selling Expense
     Selling expense decreased $0.7 million to $3.3 million in the first quarter of 2006, compared to $4.0 million in the prior year period due to the sale of the Canadian branch locations in 2005.
Other Income (Expense)
     Interest expense totaled $1.6 million for the first quarter of 2006 and 2005, respectively.
     Other, net for the three months ended March 31, 2006 was income of $0.1 million compared to expense of $0.8 million in the 2005 period. The expense in 2005 related to the disposition of non-operating assets.

Income Taxes
     We recognized income tax expense of $2.8 million in the first quarter of 2006 compared to $0.2 million in the first quarter of 2005. The effective tax rate for the first quarter of 2006 was 39.4%, compared to less than 1% for the first quarter of 2005. In 2005, income tax expense was below statutory tax rates primarily due to the utilization of net operating loss (NOL) carryforwards.
Liquidity and Capital Resources
Capital Structure
     Our capital structure is comprised of a mix of equity and debt. As of March 31, 2006, our debt to equity ratio is approximately 1.00:2.25. Our objective is to generate operating cash flows sufficient to satisfy normal requirements for working capital and capital expenditures and be positioned to take advantage of market opportunities.
Cash Flow
     Cash provided by operating activities amounted to $50.5 million, an increase of $64.6 million from the prior year period as increases in working capital were only partially offset by an $11.7 million decrease in net income (adjusted for non-cash items). The following is a discussion of factors impacting certain working capital items in the first three months of 2006 as compared to the first three months of 2005:
-	Accounts receivable decreased $65.5 million in the first quarter of 2006 compared to a $14.8 million increase in 2005. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 26 days at March 31, 2006, a decrease of 11 days versus the prior year. The accounts receivable balance at December 31, 2005, was higher than in recent periods due to sales occurring in that quarter which were substantially collected during the first quarter of 2006.

-	Inventory increased $41.1 million compared to $42.6 million in the prior year period. Inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory is converted into sales, were approximately 6.2 times versus 6.5 times in the prior year. The inventory increase was primarily due to delays in customer pick-ups and restocking of inventory during the first quarter of 2006.

-	Accounts payable and accrued liabilities increased approximately $11.9 million compared to $19.1 million in the prior year period. Increases in both periods are in line with increases in raw materials and finished goods inventories.
     Investing activities used $76.9 million in the 2006 quarter, a change of $74.1 million from the prior year period resulting primarily from the Transcraft acquisition in 2006.
     Financing activities used $1.3 million during the period, a change of $3.4 million from the prior year period primarily due to reduced proceeds from exercise of stock options as well as a dividend payment in the first quarter of 2006.

Capital Expenditures
     Capital spending amounted to approximately $5.7 million for the first three months of 2006 and is anticipated to be in the range of $30-35 million for 2006. Spending in 2006 related to our ERP project and the installation of one semi-automated trailer assembly line.
Outlook
     The industry recovery that began in 2003 is expected to continue into 2006 and beyond. ACT estimates that production of trailers in both 2006 and 2007 will be approximately 263,000 units. The continued expansion in production is predicated on a number of factors including improving general economic conditions and pent-up trucking industry demand for replacement units as the average age of trailer fleets increases.
     We expect to participate in the industry growth because (1) our core customers are among the dominant participants in the trucking industry, (2) our DuraPlate® trailer continues to have increased market acceptance, (3) our focus on developing solutions that reduce our customers trailers maintenance costs, and (4) the success we are achieving expanding our presence into the middle market carriers. Since implementing our mid-market sales strategy less than three years ago, we have added over 145 new “mid-market” customers accounting for orders of over 11,000 new trailers. The focus on expanding our customer base has yielded a total of 900 new customers and over 15,000 new trailers over the past two years.
     We believe that Wabash is well positioned to benefit from an increased demand for trailers because of the improvements that have been made over the last three years. Since 2002 when the continuous improvement initiative began, we have been successful in improving our overall trailer production process including labor hours per trailer, as well as the ability to better manage inventory levels and improve efficiency of branch service work.
     As of March 31, 2006, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to approximately $157.6 million and total debt and lease obligations amounted to approximately $130.8 million (including $5.8 million of operating lease commitments). We expect that in 2006, we will be able to generate sufficient cash flow from operations to fund working capital, capital expenditure requirements and shareholder dividends.
Contractual Obligations and Commercial Commitments
     We have included a summary of our Contractual Obligations and Commercial Commitments in our annual report on Form 10-K for the year ended December 31, 2005, filed on February 27, 2006. There have been no material changes to the summary provided in that report.
Off-Balance Sheet Transactions
     As of March 31, 2006, we had approximately $5.8 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter.

Critical Accounting Policies and Estimates
     We have included a summary of our Critical Accounting Estimates in our annual report on Form 10-K for the year ended December 31, 2005, filed on February 27, 2006. There have been no material changes to the summary provided in that report.
Backlog
     Orders that have been confirmed by the customer in writing and can be produced during the next 18 months are included in backlog. Orders that comprise the backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $610 million, including $42 million related to Transcraft, at March 31, 2006 compared to $516 million at December 31, 2005. We expect to complete the majority of our existing backlog orders within the next 12 months.
Customer Credit Risk
     We sublease certain highly specialized RoadRailer® equipment to Grupo Transportation Marititma Mexicana SA (TMM), who is experiencing financial difficulties and payments are behind schedule. The customer owes us $5.8 million secured by highly specialized RoadRailer® equipment, which due to the nature of the equipment, has a minimal recovery value.
New Accounting Pronouncements
     We adopted SFAS No. 123 (revised 2004), Share-Based Payment on January 1, 2006 (SFAS No. 123R). SFAS No. 123R, which revised SFAS No. 123, Accounting for Stock-Based Compensation, superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Statement No. 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based upon their fair value. We had previously followed APB No. 25, in accounting for its stock options and accordingly, no compensation cost had been previously expensed.
     We adopted SFAS No. 123R using the modified prospective method. Under the modified prospective method, compensation cost has been recognized for all share-based payments in the consolidated financial statements in 2006 based upon the fair value of the stock or option grant. Prior period results have not been restated. We will value new awards granted subsequent to the adoption of SFAS No. 123R using a binomial model. We believe valuing awards using a binomial model provides a better estimate of fair value versus the Black-Scholes-Merton formula used in valuing previous awards.
     The amount of after-tax compensation cost related to nonvested stock options and restricted stock not yet recognized was $3.5 million at March 31, 2006 which is expected to be realized through 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
     In addition to the risks inherent in its operations, the Company has exposure to financial and market risk resulting from volatility in commodity prices, interest rates and foreign exchange rates. The following discussion provides additional detail regarding the Company’s exposure to these risks.

a. Commodity Price Risks
     The Company is exposed to fluctuation in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and virgin plastic pellets. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. The Company may manage aluminum price changes by entering into fixed price contracts with its suppliers. As of March 31, 2006, the Company had outstanding purchase commitments of approximately $35.4 million through December 2006 for materials that will be used in the production process. Because the Company typically does not set prices for its products more than 45-90 days in advance of its commodity purchases, it can take into account the cost of the commodity in setting its prices for each order. To the extent that the Company is unable to offset the increased commodity costs in its product prices, the Company’s results would be materially and adversely affected.
b. Interest Rates
     As of March 31, 2006, the Company had no floating rate debt outstanding under its financing agreement.
c. Foreign Exchange Rates
     The Company is subject to fluctuations in the Canadian dollar exchange rate that impact intercompany transactions between the Company and its Canadian subsidiary, as well as U.S. denominated transactions between the Canadian subsidiaries and unrelated parties. A five cent change in the Canadian exchange rate would result in an approximately $0.2 million impact on results of operations. The Company does not hold or issue derivative financial instruments for speculative purposes.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 14a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of March 31, 2006.
Changes in Internal Controls
     There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     There have been no material changes in legal proceedings from the items disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS
     You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2005, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not Applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable
ITEM 5. OTHER INFORMATION
     Not Applicable
ITEM 6. EXHIBITS
(a)	Exhibits:
10.27	Consent and Amendment No. 2 to Amended and Restated Loan and Security Agreement dated December 30, 2004 (Incorporated by reference to Exhibit 10.27 to the Registrants current Report on Form 8-K filed February 21, 2006 (File No. 1-10883))
10.28	Stock Purchase Agreement by and among Wabash National Corporation, Transcraft Corporation and Transcraft Investment Partners, dated as of March 3, 2006 (Incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K filed March 8, 2006 (File No. 1-10883))
10.29	Consent dated March 2, 2006 to Amended and Restated Loan and Security Agreement dated December 30, 2004 (Copy incorporated by reference, parenthetical from prior. Use Exhibit 10.2)
31.01	Certification of Principal Executive Officer
31.02	Certification of Principal Financial Officer
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION
Date: May 8, 2006	By:	/s/ Robert J. Smith
Robert J. Smith
Senior Vice President and Chief Financial Officer (Principal Financial Officer)