Form 10-Q
period 2006-06-30
WABASH NATIONAL CORP /DE
filed 2006-08-29
CIK 879526

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
OR

☐	TRANSITION REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-10883
WABASH NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-1375208

(State of Incorporation)	(IRS Employer Identification Number)

1000 Sagamore Parkway South, Lafayette, Indiana	47905

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (765) 771-5300
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares of common stock outstanding at August 25, 2006 was 31,185,979.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common stock, $0.01 par value	New York Stock Exchange
Series D Preferred Share Purchase Rights	New York Stock Exchange

WABASH NATIONAL CORPORATION
INDEX
FORM 10-Q

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,284	$67,437
Accounts receivable, net	127,550	131,671
Current portion of finance contracts	145	1,472
Inventories	180,038	108,044
Deferred income taxes	24,693	40,550
Prepaid expenses and other	5,641	7,425

Total current assets	355,351	356,599

PROPERTY, PLANT AND EQUIPMENT, net	134,370	131,561

EQUIPMENT LEASED TO OTHERS, net	6,663	7,646

DEFERRED INCOME TAXES	13,384	3,050

GOODWILL	77,593	33,018

INTANGIBLE ASSETS	37,758	2,116

OTHER ASSETS	18,328	14,663

	$643,447	$548,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$146,407	$84,147
Current maturities of long-term debt	—	500
Other accrued liabilities	55,271	58,751

Total current liabilities	201,678	143,398

LONG-TERM DEBT, net of current maturities	140,923	125,000

DEFERRED INCOME TAXES	10,559	—

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES	1,190	1,553

STOCKHOLDERS’ EQUITY:
Preferred stock, 25,000,000 shares authorized, 300,000 designated as Series D Junior Participating Preferred, no shares issued and outstanding	—	—
Common stock 75,000,000 shares authorized, $0.01 par value, 31,181,173 and 31,125,768 shares issued and outstanding, respectively	318	315
Additional paid-in capital	340,390	337,327
Retained deficit	(50,081)	(56,653)
Accumulated other comprehensive income	3,115	2,358
Treasury stock at cost, 248,600 common shares	(4,645)	(4,645)

Total stockholders’ equity	289,097	278,702

	$643,447	$548,653

See Notes to Condensed Consolidated Financial Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
NET SALES	$333,572	$322,983	$595,691	$579,088

COST OF SALES	306,300	286,874	545,628	508,581

Gross profit	27,272	36,109	50,063	70,507

GENERAL AND ADMINISTRATIVE EXPENSES	14,227	10,213	24,930	19,431

SELLING EXPENSES	3,487	3,966	6,795	7,962

Income from operations	9,558	21,930	18,338	43,114

OTHER INCOME (EXPENSE)
Interest expense	(1,523)	(1,605)	(3,082)	(3,223)
Foreign exchange gains and losses, net	117	(310)	—	(452)
Other, net	185	(205)	242	(997)

Income before income taxes	8,337	19,810	15,498	38,442

INCOME TAX (BENEFIT) EXPENSE	3,290	(29,448)	6,114	(29,295)

NET INCOME	$5,047	$49,258	$9,384	$67,737

COMMON STOCK DIVIDENDS DECLARED	$0.045	$0.045	$0.09	$0.09

BASIC NET INCOME PER SHARE	$0.16	$1.58	$0.30	$2.18

DILUTED NET INCOME PER SHARE	$0.15	$1.33	$0.29	$1.85

COMPREHENSIVE INCOME
Net income	$5,047	$49,258	$9,384	$67,737
Foreign currency translation adjustment	665	(183)	757	(381)

NET COMPREHENSIVE INCOME	$5,712	$49,075	$10,141	$67,356

See Notes to Condensed Consolidated Financial Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,384	$67,737
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	10,599	8,276
Net (gain) loss on the sale of assets	(15)	684
Deferred income taxes	5,319	(29,304)
Excess tax benefits from stock-based compensation	(328)	—
Stock-based compensation	1,739	607
Changes in operating assets and liabilities:
Accounts receivable	9,053	(22,110)
Finance contracts	1,365	1,645
Inventories	(67,237)	(45,302)
Prepaid expenses and other	1,628	1,087
Accounts payable and accrued liabilities	42,546	21,067
Other, net	1,372	294

Net cash provided by operating activities	15,425	4,681

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,324)	(13,796)
Acquisition, net of cash acquired	(69,307)	—
Proceeds from the sale of property, plant and equipment	434	5,852

Net cash used in investing activities	(79,197)	(7,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	678	3,610
Excess tax benefits from stock-based compensation	328	—
Borrowings under revolving credit facility	73,606	15,786
Payments under revolving credit facility	(57,683)	(15,786)
Payments under long-term debt obligations	(500)	(1,000)
Common stock dividends paid	(2,810)	(1,406)

Net cash provided by financing activities	13,619	1,204

NET DECREASE IN CASH AND CASH EQUIVALENTS	(50,153)	(2,059)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67,437	41,928

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,284	$39,869

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
2. ACQUISITION
     As part of the Company’s commitment to expand its customer base and grow its market leadership, Wabash National Corporation acquired all of the outstanding shares of Transcraft Corporation on March 3, 2006, for approximately $68.7 million in cash. The Company also incurred $0.6 million in closing costs, consisting primarily of legal and accounting fees. Additional consideration of up to $4.5 million is payable if Transcraft Corporation achieves certain 2006 performance targets.
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
     Goodwill and intangible assets of $43.9 million and $38.5 million, respectively, were recorded as a result of the acquisition. The amount of goodwill that is expected to be deductible for tax purposes is $31.9 million. The intangible assets consisted of the following:

($ in millions)	Amount	Useful Life

Customer Relationships	$27.0	11 years
Trademarks/Trade Names	10.0	20 years
Backlog	1.5	Less than 1 year

	$38.5

     The aggregate purchase price of $69.3 million was allocated to the opening balance sheet of Transcraft at March 3, 2006, the date of acquisition, which is still preliminary and subject to adjustment based on actual acquisition costs and intangible assets, as follows (in thousands):

Current Assets	$9,587
Property, Plant & Equipment	4,532
Goodwill	43,939
Intangibles	38,500

Total Assets	$96,558

Current Liabilities	$16,489
Deferred Taxes	10,762

Total Liabilities	$27,251

Net Assets Acquired	$69,307

     Unaudited Pro forma Results
     The results of Transcraft are included in the Consolidated Statements of Operations from the date of acquisition. The following unaudited pro forma information is shown below as if the acquisition of Transcraft had been completed as of the beginning of each fiscal year presented (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Sales	$333,572	$348,267	$626,648	$626,098
Operating Income	$10,458	$23,939	$19,074	$44,305
Net Income	$5,587	$50,464	$9,804	$68,452
Basic Earnings per Share	$0.18	$1.62	$0.31	$2.20
Diluted Earnings per Share	$0.17	$1.36	$0.30	$1.87
     The information presented above is for informational purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the respective period, nor are they necessarily indicative of future operating results of the combined companies under the ownership and management of the Company.
3. INVENTORIES
     Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Raw material and components	$65,858	$42,886
Work in process	18,866	10,537
Finished goods	75,378	27,392
After-market parts	5,406	4,975
Used trailers	14,530	22,254

	$180,038	$108,044

4. STOCK-BASED COMPENSATION
     Description of the Plans
     The Company has stock incentive plans that provide for the issuance of stock appreciation rights (SARs), restricted stock and the granting of common stock options to officers and other eligible employees.
     Stock Options. At the Annual Meeting of Stockholders in May of 2004, the 2004 Stock Incentive Plan was approved making available 1,100,000 shares for issuance, as well as a reduction of shares available for granting under the 2000 Stock Option and Incentive Plan to 100,000 shares. The Company has three non-qualified stock option plans which allow eligible employees to purchase shares of common stock at a price not less than market price at the date of grant. Under the terms of the stock option plans, up to an aggregate of approximately 3,850,000 shares are reserved for issuance, subject to adjustment for stock dividends, recapitalizations and the like. Options granted to employees under the stock option plans generally become exercisable in annual installments over three to five years depending upon the grant. Options granted to non-employee directors of the Company are fully vested and exercisable six months after the date of grant. All options granted expire 10 years after the date of grant.
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
     Restricted Stock. From time-to-time, the Company has granted to certain key employees and outside directors shares of the Company’s stock to be earned over time. These shares are valued at the market price on the date of grant. These grants have been made under the 2000 Stock Option and Incentive Plan and the 2004 Stock Incentive Plan.
     Adoption of FASB Statement No. 123(R), “Share-Based Payment”
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
     The Company has adopted SFAS No. 123R using the modified prospective method. Under this transition method, compensation cost has been recognized for all share-based payments in the consolidated financial statements in 2006 based upon the fair value of the stock or option grant. Prior period results have not been restated. The Company will value new awards granted subsequent to the adoption of SFAS No. 123R using a binomial model. The Company believes valuing awards using a binomial model provides a better estimate of fair value versus the Black-Scholes-Merton formula used in valuing previous awards . The amount of after-tax compensation cost related to nonvested stock options and restricted stock not yet recognized was $6.8 million at June 30, 2006, which is expected to be realized through 2010.

     As a result of adopting Statement No. 123R on January 1, 2006, the Company has incurred additional stock-based compensation expense of $0.4 million ($0.3 million after tax and less than $0.01 per basic and diluted earnings per share) for the quarter ended June 30, 2006, and $0.9 million ($0.6 million after tax and approximately $0.02 per basic and diluted earnings per share) for the six months ended June 30, 2006.
     Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $0.3 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123R.
     Statement No. 123, as amended, required pro forma presentation as if compensation costs had been expensed under the fair value method. For purpose of pro forma disclosure, the estimated fair value of stock options at the grant date is amortized to expense over the vesting period. The following table illustrates the effect on net income and net income per share as if compensation expense had been recognized in the three and six month periods ending June 30,2005 (in thousands, except for per share amounts):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Reported net income	$49,258	$67,737
Pro forma stock-based compensation expense (net of tax)	(1,096)	(1,964)
Stock-based employee compensation expense recorded (net of tax)	389	607

Pro forma net income	$48,551	$66,380

Basic net income per share:
Reported net income per share	$1.58	$2.18

Pro forma net income per share	$1.56	$2.14

Diluted net income per share:
Reported net income per share	$1.33	$1.85

Pro forma net income per share	$1.31	$1.81

     Stock Option and Stock Related Grants
     Restricted Stock
     In May 2006, the Compensation Committee approved a grant of 85,200 shares of restricted stock to employees which will vest at the end of the three years from the grant date. These grants are subject to continued employment over three years and are forfeitable in the event of terminated employment prior to vesting. The restricted stock includes the right to vote and receive dividends.
     Also in May 2006, the Compensation Committee approved a grant of 162,940 shares of restricted stock to employees which carry performance condition requirements. These shares will vest based on the achievement of specified corporate financial performance metrics at the end of 2008. The plan also includes a provision for vesting of additional common shares at the end of 2008 if performance metrics exceed original targets.

     During the first six months of 2006 and 2005, the Company granted 248,640 and 159,440 shares, respectively, of restricted stock with aggregate fair values on the date of grant of $4.2 million and $4.3 million, respectively. The grants generally vest over periods ranging from two to five years. As of June 30, 2006 and December 31, 2005, there was a total unearned balance of $7.1 million and $4.1 million, respectively. In the first six months of 2006 and 2005, the Company recorded compensation expense of $0.8 million and $0.6 million, respectively, related to restricted stock.

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock Outstanding at December 31, 2005	213,490	$25.56
Granted	—
Vested	—
Cancelled	(3,070)	$26.93

Restricted Stock Outstanding at March 31, 2006	210,420	$25.55
Granted	248,640	$16.82
Vested	—
Cancelled	(4,110)	$26.93

Restricted Stock Outstanding at June 30, 2006	454,950	$20.76

     Stock Options
     In May 2006, the Compensation Committee approved the grant of 324,700 stock options to employees with an exercise price equal to fair market value of the underlying common stock at the date of grant. These options will vest ratably over a three-year period. Expense will be recognized using the straight-line attribution method.
     Using a binomial option valuation model, the estimated fair value of the options granted in May 2006 was $7.63 per option. Principal weighted-average assumptions used in applying the binomial model were as follows:

Binomial Model Assumptions	2006
Risk-free interest rate	4.95%
Expected volatility	49.7%
Expected dividend yield	1.07%
Expected term	5 yrs.

     A summary of all stock option activity for the periods indicated below are as follows:

			Weighted-Average	Aggregate
	Number of	Weighted-Average	Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Life	($ in millions)

Options Outstanding at December 31, 2005	991,875	$16.37
Granted	—	—
Exercised	(17,999)	$8.48
Cancelled	(2,768)	$22.04

Options Outstanding at March 31, 2006	971,108	$16.40	6.5
Granted	325,550	$16.84
Exercised	(36,610)	$7.56
Cancelled	(19,730)	$22.91

Options Outstanding at June 30, 2006	1,240,318	$16.67	7.3	$2.9

Options Exercisable at June 30, 2006	759,418	$14.84	5.9	$2.9

5. STOCKHOLDER’S EQUITY
     On August 9, 2006, the Company’s Board of Directors approved an amendment to its stock repurchase program allowing the Company to repurchase up to $50 million of common stock without placing a limitation on the number of shares. The previous program authorized the Company to repurchase up to two million shares. Approximately $47 million remains available under the initial authorization. Stock repurchases under this program may be made in the open market or in private transactions, at times and in amounts that management deems appropriate, until September 15, 2007.
6. COMMITMENTS AND CONTINGENCIES
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

7. NET INCOME PER SHARE
     Per share results have been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic net income per share:
Net income applicable to common stockholders	$5,047	$49,258	$9,384	$67,737

Weighted average common shares outstanding	31,154	31,194	31,134	31,055

Basic net income per share	$0.16	$1.58	$0.30	$2.18

Diluted net income per share:
Net income applicable to common stockholders	$5,047	$49,258	$9,384	$67,737
After-tax equivalent of interest on convertible notes	741	1,234	1,482	2,445

Diluted net income applicable to common stockholders	$5,788	$50,492	$10,866	$70,182

Weighted average common shares outstanding	31,154	31,194	31,134	31,055
Dilutive stock options/shares	205	243	210	374
Convertible notes equivalent shares	6,597	6,510	6,588	6,510

Diluted weighted average common shares outstanding	37,956	37,947	37,932	37,939

Diluted net income per share	$0.15	$1.33	$0.29	$1.85

8. INCOME TAXES
     We recognized income tax expense of $6.1 million in the first six months of 2006 compared to tax benefit of $29.3 million in the prior year period. The effective tax rate for the first half of 2006 was 39.5%. In 2005, the Company recognized income tax benefit due to the reversal of tax valuation allowance and utilization of net operating loss (NOL) carryforwards.

	Six Months Ended June 30,
	2006	2005
Pretax book income	$15,498	$38,442

U.S. Federal tax expense at 35% statutory rate	5,424	13,455
U.S. Federal alternative minimum tax	—	1,095
State income taxes	792	1,850
Reversal of tax valuation allowance	—	(29,304)
Current utilization of net operating losses	(145)	(15,720)
Other	43	(671)

Total income tax (benefit) expense	$6,114	$(29,295)

9. PRODUCT WARRANTIES
     The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities for the first six months of 2006 and 2005 (in thousands):

	2006	2005
Balance at January 1	$10,217	$8,399
Provision for warranties issued in current year	2,385	2,346
Additional provisions for pre-existing warranties	1,718	1,148
Other*	2,100	—
Payments	(2,952)	(3,670)

Balance at June 30	$13,468	$8,223

*	Denotes warranty reserves pertaining to the acquisition of Transcraft as of March 3, 2006.
     The Company’s warranty policy generally provides coverage for components of the trailer the Company produces or assembles. Typically, the coverage period is five years for trailers sold prior to 2005. Beginning in 2005, the coverage period for DuraPlate® trailer panels was extended to ten years. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.
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

     Reportable segment information is as follows (in thousands):

		Retail and		Consolidated
	Manufacturing	Distribution	Eliminations	Totals
Three Months Ended June 30, 2006
Net Sales
External customers	$285,553	$48,019	$—	$333,572
Intersegment sales	5,990	—	(5,990)	$—

Total Net Sales	$291,543	$48,019	$(5,990)	$333,572

Income from operations	$7,031	$724	$1,803	$9,558
Assets	$722,528	$154,403	$(233,484)	$643,447

Three Months Ended June 30, 2005
Net Sales
External customers	$261,616	$61,367	$—	$322,983
Intersegment sales	26,398	—	(26,398)	$—

Total Net Sales	$288,014	$61,367	$(26,398)	$322,983

Income from operations	$20,927	$869	$134	$21,930
Assets	$500,288	$189,760	$(164,881)	$525,167

Six Months Ended June 30, 2006
Net Sales
External customers	$502,303	$93,388	$—	$595,691
Intersegment sales	31,214	—	(31,214)	$—

Total Net Sales	$533,517	$93,388	$(31,214)	$595,691

Income from operations	$17,624	$909	$(195)	$18,338
Assets	$722,528	$154,403	$(233,484)	$643,447

Six Months Ended June 30, 2005
Net Sales
External customers	$455,688	$123,400	$—	$579,088
Intersegment sales	63,991	—	(63,991)	—

Total Net Sales	$519,679	$123,400	$(63,991)	$579,088

Income from operations	$42,768	$1,707	$(1,361)	$43,114
Assets	$500,288	$189,760	$(164,881)	$525,167
     Product Information
     The Company offers products primarily in three categories: new trailers, used trailers and parts and service. Other sales include leasing revenues, interest income from finance contracts and freight. The following table sets forth the major product categories and their percentage of total net sales (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	$	%	$	%	$	%	$	%
New Trailers	303,814	91.1	290,344	89.9	532,401	89.4	515,081	89.0
Used Trailers	13,501	4.0	12,936	4.0	31,181	5.2	25,877	4.4
Parts & Service	13,938	4.2	15,740	4.9	27,621	4.6	30,196	5.2
Other	2,319	0.7	3,963	1.2	4,488	0.8	7,934	1.4

Total Net Sales	333,572	100.0	322,983	100.0	595,691	100.0	579,088	100.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report, including documents incorporated herein by reference, contains forward-looking statements. Additional written or oral forward-looking statements may be made by Wabash from time to time in filings with the Securities and Exchange Commission or otherwise. The words “believe,” “expect,” “anticipate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, information regarding revenues, income or loss, capital expenditures, acquisitions, number of retail branch openings, plans for future operations, our enterprise resource planning (ERP) system, financing needs or plans, the impact of inflation and plans relating to services of Wabash, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Statements in this report, including those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences.
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
     As part of our commitment to expand customer base and grow market leadership, we acquired all of the outstanding shares of Transcraft Corporation on March 3, 2006, for approximately $68.7 million in cash. We also incurred $0.6 million in closing costs, consisting primarily of legal and accounting fees. Additional consideration of up to $4.5 million is payable if Transcraft Corporation achieves certain 2006 performance targets.
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

Results of Operations
     The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0	100.0%
Cost of sales	91.8	88.8	91.6	87.8

Gross profit	8.2	11.2	8.4	12.2

General and administrative expenses	4.3	3.2	4.2	3.4
Selling expense	1.0	1.2	1.1	1.4

Income from operations	2.9	6.8	3.1	7.4

Interest expense	0.5	0.5	0.5	0.6
Foreign exchange gains and losses, net	—	0.1	—	0.1
Other, net	(0.1)	0.1	—	0.1

Income before income taxes	2.5	6.1	2.6	6.6

Income tax (benefit) expense	1.0	(9.2)	1.0	(5.1)

Net income	1.5%	15.3%	1.6%	11.7%

     The industry recovery that began in 2003 continues and it is expected to increase modestly over the balance of 2006 as industry-wide production of trailers is anticipated to increase from approximately 256,000 units in 2005 to approximately 269,000 units in 2006 according to ACT Research Company, LLC (ACT) estimates. The expansion in production is predicated on a number of factors including favorable general economic conditions and pent-up trucking industry demand for replacement units as the average age of trailer fleets increases.
     We expect to participate in the industry growth because: (a) our core customers are among the largest participants in the trucking industry; (b) our DuraPlate® trailer continues to have increased market acceptance and penetration; and, (c) we are expanding our presence into the middle market carriers – approximately 1,250 carriers with fleet sizes ranging from 250 to 7,500 units.
     We are also driving strategies to achieve sustainable profits throughout the trailer cycle. As the recognized industry leader, we continue to focus on various initiatives in order to strengthen our industry position and increase profitability, including manufacturing automation, seeking lower cost sources of component parts and workforce rationalization.

Three Months Ended June 30, 2006
Net Sales
     Net sales increased $10.6 million compared to the second quarter of 2005. By business segment, net external sales and related units sold were as follows (dollars in millions):

	Three Months Ended June 30,
	2006	2005	% Change
	(millions)
Sales by Segment:
Manufacturing	$285.6	$261.6	9.2
Retail and Distribution	48.0	61.4	(21.8)

Total	$333.6	$323.0	3.3

	(units)
New trailers:
Manufacturing	14,800	13,800	7.2
Retail and Distribution	1,000	1,300	(23.1)

Total	15,800	15,100	4.6

Used trailers	1,500	1,400	7.1

     Manufacturing sales increased in the second quarter of 2006 compared to the second quarter of 2005 primarily from the inclusion of Transcraft. An additional $33 million in sales from Transcraft, net of intercompany sales of approximately $3 million, in the second quarter of 2006 were partially offset by lower unit volumes of van sales, including intermodal containers which we stopped producing in the first quarter of 2006.
     Second quarter 2006 sales in the retail and distribution segment were down $13.4 million compared to the prior year second quarter. New trailer sales decreased $10.6 million as a result of a decline in unit volume due to the sale of three branch locations in December 2005. On a same branch basis, new trailer sales increased $4.2 million. Used trailer sales were comparable to the prior year period. Parts and service sales were down $3.3 million primarily due to having five fewer full-service branches.
Gross Profit
     Gross profit decreased to $27.3 million for the second quarter of 2006 from $36.1 million in the second quarter of 2005. Gross profit as a percent of sales was 8.2% for the quarter compared to 11.2% for the same period in 2005. Gross profit by segment was as follows (in millions):

	Three Months Ended June 30,
	2006	2005	% Change
Gross Profit by Segment:
Manufacturing	$21.6	$30.4	(28.9)
Retail and Distribution	3.9	5.6	(30.4)
Eliminations	1.8	0.1

Total Gross Profit	$27.3	$36.1	(24.4)

     The manufacturing segment’s gross profit as a percentage of sales was 7.6% in the second quarter of 2006, a 4.0 percentage point decline from the 2005 second quarter. The decrease is a result of continued pressure on selling prices and higher raw material costs, particularly aluminum. We also experienced labor and overhead inefficiencies in the second quarter of 2006 related to the implementation of our ERP system and its impact on material availability. Gross profit margin in the second quarter of 2006 was positively impacted by the operating results of Transcraft.
     The retail and distribution segment’s gross profit was lower primarily as a result of having fewer locations. Gross profit as a percent of sales was 8.1% compared to 9.1% in the second quarter of 2005 due primarily to the mix of used trailer sales.
General and Administrative Expenses
     General and administrative expenses increased $4.0 million in the second quarter of 2006 to $14.2 million from $10.2 million in the prior year period primarily due to inclusion of Transcraft’s general and administrative expenses of $2.9 million, the adoption of SFAS No. 123R resulting in an increase in costs of $0.4 million and an increase in expenses related to the implementation of our ERP system of $1.7 million. These incremental cost increases were partially offset by $1.4 million reduction in incentive compensation.
Selling Expense
     Selling expense decreased $0.5 million to $3.5 million in the second quarter of 2006, compared to $4.0 million in the prior year period primarily due to the sale of certain branch locations in 2005.
Other Income (Expense)
     Interest expense totaled $1.5 million for the quarter ended June 30, 2006, a decrease of $0.1 million from the prior year period.
     Other, net for the quarter ended June 30, 2006 was income of $0.2 million compared to expense of $0.2 million in the 2005 period. The expense in 2005 related to the disposition of non-operating assets.
Income Taxes
     We recognized income tax expense of $3.3 million for the three months ending June 30, 2006, compared to tax benefit of $29.4 million in the prior year period. The effective tax rate for the second quarter of 2006 was 39.5%. In 2005, the Company recognized income tax benefit due to the reversal of tax valuation allowance and utilization of net operating loss (NOL) carryforwards.

Six Months Ended June 30, 2006
Net Sales
     Net sales increased $16.6 million compared to the 2005 period. By business segment, net external sales and related units sold were as follows:

	Six Months Ended June 30,
	2006	2005	% Change
	(millions)
Sales by Segment:
Manufacturing	$502.3	$455.7	10.2
Retail and Distribution	93.4	123.4	(24.3)

Total	$595.7	$579.1	2.9

	(units)
New trailers:
Manufacturing	25,800	23,400	10.3
Retail and Distribution	1,700	2,900	(41.4)

Total	27,500	26,300	4.6

Used trailers	3,500	2,800	25.0

     Manufacturing sales increased in the first six months of 2006 due primarily to the inclusion of approximately $36 million in sales from Transcraft, net of intercompany sales of approximately $3 million, since the date of acquisition, March 3, 2006, and higher volume of van sales, which were partially offset by lower average selling prices per unit.
     First half 2006 sales in the retail and distribution segment were down $30.0 million compared to the prior year period. New trailer sales decreased $29.0 million as a result of a decline in unit volume due to the sale of branch locations in December 2005. Used trailer sales increased $5.3 million, as compared to the prior year period. This resulted from a higher level of used trailer inventory from increased trade activity in the latter part of 2005 and into 2006. The unit volume increase was partially offset by a lower average selling price due to the mix of used trailer sales. Parts and service sales were down $6.2 million primarily due to having five fewer full-service branches than in the prior year.
Gross Profit
     Gross profit for the first six months of 2006 decreased to $50.0 million compared to $70.5 million for the first six months of 2005. Gross profit as a percent of sales was 8.4% compared to 12.2% for the same period in 2005. Gross profit by segment was as follows (in millions):

	Six Months Ended June 30,
	2006	2005	% Change
Gross Profit by Segment:
Manufacturing	$43.1	$61.4	(29.8)%
Retail and Distribution	7.1	10.5	(32.4)
Eliminations	(0.2)	(1.4)

Total Gross Profit	$50.0	$70.5	(29.1)%

     The manufacturing segment’s gross profit as a percentage of sales was 8.6% in 2006, a 4.9 percentage point decrease from the prior year period. This decline is attributed to lower average selling prices, a change in customer mix, increased costs and the impact of our ERP system.

     The retail and distribution segment’s gross profit was down primarily from the sale and closure of several branches in 2005. Gross profit as a percent of sales was 7.6% compared to 8.5% for the same period in 2005. Used trailer gross margins declined due to a higher mix of larger volume used trailer sales transactions, while parts gross margins as a percent of sales were somewhat higher than the prior year second quarter.
General and Administrative Expenses
     General and administrative expenses increased $5.5 million in the first six months of 2006 to $24.9 million from $19.4 million in the prior year period primarily due to inclusion of Transcraft’s general and administrative expenses of $3.5 million, the adoption of SFAS No. 123R resulting in an increase of $0.9 million, and an increase in expenses related to the implementation of our ERP system of $1.7 million. These incremental cost increases were partially offset by $1.4 million reduction in incentive compensation.
Selling Expense
     Selling expense decreased $1.2 million to $6.8 million in the first six months of 2006, compared to $8.0 million in the prior year period primarily due to the sale of branch locations in 2005.
Other Income (Expense)
     Interest expense totaled $3.1 million for the six months ended June 30, 2006, a decrease of $0.1 million from the prior year period.
     Other, net for the six months ended June 30, 2006 was income of $0.2 million compared to an expense of $1.0 million in the 2005 related to the disposition of non-operating assets.
Income Taxes
     We recognized income tax expense of $6.1 million in the first six months of 2006 compared to tax benefit of $29.3 million in the prior year period. The effective tax rate for the first half of 2006 was 39.5%. In 2005, the Company recognized income tax benefit due to the reversal of tax valuation allowance and utilization of net operating loss (NOL) carryforwards.
Liquidity and Capital Resources
Capital Structure
     Our capital structure is comprised of a mix of equity and debt. As of June 30, 2006, our debt to equity ratio is approximately 1:2. Our objective is to generate operating cash flows sufficient to satisfy normal requirements for working capital and capital expenditures and be positioned to take advantage of market opportunities.
Cash Flow
     Cash provided in operating activities amounted to $15.4 million, an increase of $10.7 million from the prior year period as increases in working capital were partially offset by a $21.3 million decrease in net income (adjusted for non-cash items). The following is a discussion of factors impacting certain working capital items in the first six months of 2006 as compared to the first six months of 2005.

–	Accounts receivables decreased $9.1 million compared to a $22.2 million increase in 2005. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 35 days at June 30, 2006, an increase of four days versus the prior year. The increase in days sales outstanding was primarily due to the timing of collections.

–	Inventory increased $67.2 million compared to a $45.3 million increase in the prior year period. Inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns, decreased to approximately 6.8 times versus 8.2 times in the prior year period reflecting an increase in raw materials and finished goods inventories. The inventory increases are primarily due to changes in production levels, increased raw material prices and higher new trailer inventories. In connection with implementation of our ERP system, we increased purchases of raw materials and components as a precautionary measure. In addition, issues associated with the materials requirement planning portion of the ERP system resulted in periodic parts shortages impacting the timely completion and shipment of trailers. We anticipate being able to reduce inventories to more appropriate levels over the remainder of the year.

–	Accounts payable and accrued liabilities increased approximately $42.5 million, which is in line with increases in inventory.
     Investing activities used $79.2 million in 2006 primarily due to the Transcraft acquisition.
     Financing activities provided $13.6 million during the period, an increase of $12.4 million from the prior year period primarily due to increased net borrowing under our revolving credit facility in support of working capital requirements.
Capital Expenditures
     Capital spending amounted to approximately $10.3 million for the first six months of 2006 and is anticipated to be in the range of $15 — 20 million for the full year. Spending to date included $4.8 million related to our ERP project and $2.3 million for the installation of one semi-automated trailer assembly line.
Outlook
     The industry recovery that began in 2003 continues and it is expected to increase modestly over the balance of 2006 as industry-wide shipments of trailers is anticipated to increase from approximately 256,000 units in 2005 to approximately 269,000 units in 2006 according to ACT estimates. The expansion is predicated on a number of factors including favorable general economic conditions and pent-up trucking industry demand for replacement units as the average age of trailer fleets increases.
     The total trailer market remains strong in 2006 with industry-wide shipments totaling 136,000 units for the six months ending June 2006, a 5% increase over the same period in 2005. Commodity prices, interest rates, inflation, and the Class 8 heavy truck purchases are some of the critical factors that will continue to affect trailer demand throughout 2006. Longer-term, we continue to believe that the requirements of a growing economy and a resurgent equipment replacement cycle all bode well for the trailer market.
     We expect to participate in the industry growth because our core customers are among the largest participants in the trucking industry, our DuraPlate® trailer continues to have increased market acceptance and penetration and our presence into the middle market carriers is expanding – approximately 1,250 target carriers with trailer fleet sizes ranging from 250 to 7,500 units.

     The mid-market sales strategy is providing us with a new group of target customers to expand and diversify the customer base. This strategy over the past several years has resulted in a shift from the historical large “core” customers accounting for over 60% of the Company’s business, to approximately 35% in 2005. In 2004 and 2005, we added over 900 new customers. For 2006, we have added 155 new customers accounting for over 2,000 new units. By 2008, we expect to have added over 2,000 new customers as we continue to expand our customer base.
     With a strong, recognized brand, we continue to look to expand the markets we serve. The acquisition of Transcraft, a leading platform trailer manufacturer, in March 2006, provides a way to broaden our market and customer breadth.
     We are also driving strategies to achieve sustainable profits throughout the trailer cycle. As a recognized industry leader, we continue to focus on various initiatives in order to strengthen our industry position and increase profitability, including manufacturing automation, seeking lower cost sources of component parts and workforce rationalization. We expect van shipments for the third and fourth quarters of 2006 to be approximately 15,000 and 16,000 units, respectively, for a total of 55,000 units for the year.
     As of June 30, 2006, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to approximately $119.4 million and total debt, including $5.4 million of operating lease obligations, amounted to approximately $146.4 million. We expect that in 2006, we will be able to generate sufficient cash flow from operations to fund working capital, capital expenditure requirements and quarterly dividend payments.
Contractual Obligations and Commercial Commitments
     We have included a summary of our Contractual Obligations and Commercial Commitments in our annual report on Form 10-K for the year ended December 31, 2005, filed on February 27, 2006. There have been no material changes to the summary provided in that report.
Off-Balance Sheet Transactions
     As of June 30, 2006, we had approximately $5.4 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter.
Critical Accounting Policies and Estimates
     We have included a summary of our Critical Accounting Estimates in our annual report on Form 10-K for the year ended December 31, 2005, filed on February 27, 2006. There have been no material changes to the summary provided in that report.
Backlog
     Orders that have been confirmed by the customer in writing and can be produced during the next 18 months are included in backlog. Orders that comprise the backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $594 million at June 30, 2006 compared to $610 million and $516 million at March 31, 2006 and December 31, 2005, respectively. We expect to complete the majority of our existing backlog orders within the next 12 months.

Customer Credit Risk
     We sublease certain highly specialized RoadRailer® equipment to Grupo Transportation Marititma Mexicana SA (TMM), who is experiencing financial difficulties. In August 2004, TMM completed the restructuring of its debt agreements and has sold certain assets. Customer payments are currently behind schedule. The customer owes us $5.6 million secured by highly specialized RoadRailer® equipment, which due to the nature of the equipment, has a minimal recovery value.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
     In addition to the risks inherent in its operations, the Company has exposure to financial and market risk resulting from volatility in commodity prices, interest rates and foreign exchange rates. The following discussion provides additional detail regarding the Company’s exposure to these risks.
a. Commodity Price Risks
     The Company is exposed to fluctuation in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and virgin plastic pellets. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. The Company may manage aluminum price changes by entering into fixed price contracts with its suppliers. As of June 30, 2006, the Company had outstanding purchase commitments of approximately $39.5 million through December 2006 for materials that will be used in the production process. Because the Company typically does not set prices for its products more than 45-90 days in advance of its commodity purchases, it can take into account the cost of the commodity in setting its prices for each order. To the extent that the Company is unable to offset the increased commodity costs in its product prices, the Company’s results would be materially and adversely affected.
b. Interest Rates
     As of June 30, 2006, the Company had approximately $16 million of floating rate debt outstanding under the ABL facility revolving line of credit. A hypothetical 100 basis-point increase in the floating interest rate from the current level would correspond to approximately a $0.2 million increase in interest expense over a one-year period. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.
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
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, it was determined that those controls and procedures were not effective because of material weaknesses that are described below.
     As of June 30, 2006, we identified control deficiencies related to accounting for inventory at our Lafayette facility and the financial statement close process, which represent material weaknesses. These control deficiencies arose from the conversion to a new ERP system on May 1, 2006. To ensure that our consolidated financial statements for the three and six month periods ended June 30, 2006 are fairly stated in accordance with U.S. generally accepted accounting principles, we delayed the issuance of our financial statements to provide time for expanded procedures to be performed. These procedures included additional analyses, recalculations and review of the inventory processes and related balances to fairly state inventory and the associated cost of goods sold in the period. Additionally, we performed account analyses and reconciliations related to the financial statement close process.
     Additional steps are planned for the achievement of financial reporting objectives including, deploying resources to mitigate internal control risks, enhancing the capabilities of financial reporting from the ERP system, improving processes in operational areas related to purchasing, inventory management and inventory relief, performing periodical physical inventories, testing the accuracy of our data, and performing multiple levels of review within the financial statement close process. We anticipate the remediation will be ongoing through the end of 2006.
     Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our annual meeting of stockholders on May 12, 2006, at which time the stockholders of Wabash voted on the following item:
     1. The election of nine members of the Board of Directors of Wabash National.
     The following nominees for directors were elected on the following votes:

NOMINEES	FOR	WITHHELD AUTHORITY TO VOTE
David C. Burdakin	27,474,682	2,613,695
Richard J. Giromini	29,973,726	114,651
William P. Greubel	26,952,432	3,135,945
Martin C. Jischke	27,471,603	2,616,774
J.D. (Jim) Kelly	29,979,143	109,234
Stephanie K. Kushner	26,938,376	3,150,001
Larry J. Magee	26,949,761	3,138,616
Scott K. Sorensen	26,951,576	3,136,801
Ronald L. Stewart	27,474,562	2,613,815

ITEM 5.	OTHER INFORMATION
     Not Applicable

ITEM 6.	EXHIBITS
(a)	Exhibits:

10.1	Form of Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan*
10.2	Form of Restricted Stock Agreement under the 2004 Stock Incentive Plan*
10.3	Form of CEO and President Restricted Stock Agreement under the 2004 Stock Incentive Plan*
10.4	Form of Stock Option Agreement under the 2004 Stock Incentive Plan*
10.5	Form of CEO and President Stock Option Agreement under the 2004 Stock Incentive Plan*
31.01	Certification of Principal Executive Officer
31.02	Certification of Principal Financial Officer
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed May 18, 2006 (File No. 1-10883)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION
Date: August 29, 2006	By:	/s/ Robert J. Smith
Robert J. Smith
Senior Vice President and Chief Financial Officer (Principal Financial Officer)