Form 10-Q
period 2006-09-30
WABASH NATIONAL CORP /DE
filed 2006-11-09
CIK 879526

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares of common stock outstanding at November 3, 2006 was 31,158,199.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common stock, $0.01 par value	New York Stock Exchange
Series D Preferred Share Purchase Rights	New York Stock Exchange

WABASH NATIONAL CORPORATION
INDEX
FORM 10-Q

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,211	$67,437
Accounts receivable, net	161,983	131,671
Current portion of finance contracts	51	1,472
Inventories	169,788	108,044
Deferred income taxes	27,920	40,550
Prepaid expenses and other	3,401	7,425

Total current assets	379,354	356,599

PROPERTY, PLANT AND EQUIPMENT, net	131,518	131,561

EQUIPMENT LEASED TO OTHERS, net	6,264	7,646

DEFERRED INCOME TAXES	—	3,050

GOODWILL	77,670	33,018

INTANGIBLE ASSETS	36,863	2,116

OTHER ASSETS	17,776	14,663

	$649,445	$548,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$134,719	$84,147
Current maturities of long-term debt	36,974	500
Other accrued liabilities	55,129	58,751

Total current liabilities	226,822	143,398

LONG-TERM DEBT, net of current maturities	125,000	125,000

DEFERRED INCOME TAXES	3,090	—

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES	972	1,553

STOCKHOLDERS’ EQUITY:
Preferred stock, 25,000,000 shares authorized, 300,000 designated as Series D Junior Participating Preferred, no shares issued and outstanding	—	—
Common stock 75,000,000 shares authorized, $0.01 par value, 31,154,032 and 31,125,768 shares issued and outstanding, respectively	319	315
Additional paid-in capital	341,726	337,327
Retained deficit	(46,533)	(56,653)
Accumulated other comprehensive income	3,201	2,358
Treasury stock at cost, 288,400 and 248,600 common shares, respectively	(5,152)	(4,645)

Total stockholders’ equity	293,561	278,702

	$649,445	$548,653

See Notes to Condensed Consolidated Financial Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
NET SALES	$362,290	$293,834	$957,981	$872,922

COST OF SALES	336,177	263,749	881,805	772,330

Gross profit	26,113	30,085	76,176	100,592

GENERAL AND ADMINISTRATIVE EXPENSES	12,068	10,068	36,998	29,499

SELLING EXPENSES	3,651	3,810	10,446	11,772

Income from operations	10,394	16,207	28,732	59,321

OTHER INCOME (EXPENSE):
Interest expense	(2,081)	(1,666)	(5,163)	(4,889)
Foreign exchange gains and losses, net	(28)	698	(28)	246
Other, net	(365)	1,975	(123)	978

Income before income taxes	7,920	17,214	23,418	55,656

INCOME TAX EXPENSE (BENEFIT)	2,931	(6,441)	9,045	(35,736)

NET INCOME	$4,989	$23,655	$14,373	$91,392

COMMON STOCK DIVIDENDS DECLARED	$0.045	$0.045	$0.135	$0.135

BASIC NET INCOME PER SHARE	$0.16	$0.76	$0.46	$2.94

DILUTED NET INCOME PER SHARE	$0.15	$0.66	$0.44	$2.50

COMPREHENSIVE INCOME
Net income	$4,989	$23,655	$14,373	$91,392
Foreign currency translation adjustment	86	934	843	553

NET COMPREHENSIVE INCOME	$5,075	$24,589	$15,216	$91,945

See Notes to Condensed Consolidated Financial Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months
	Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,373	$91,392
Adjustments to reconcile net cash (used in) provided by operating activities:
Depreciation and amortization	15,587	11,864
Net loss (gain) on the sale of assets	54	(1,069)
Recovery of losses on accounts receivable and finance contracts	—	(23)
Deferred income taxes	8,007	(35,986)
Trailer valuation charges	—	161
Excess tax benefits from stock-based compensation	(339)	—
Stock-based compensation	3,029	1,000
Changes in operating assets and liabilities:
Accounts receivable	(25,380)	(31,139)
Finance contracts	1,393	3,254
Inventories	(56,987)	(70,212)
Prepaid expenses and other	2,394	1,697
Accounts payable and accrued liabilities	30,727	29,048
Other, net	1,464	652

Net cash (used in) provided by operating activities	(5,678)	639

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,899)	(22,989)
Acquisition, net of cash acquired	(69,307)	—
Proceeds from the sale of property, plant and equipment	1,890	9,623

Net cash used in investing activities	(78,316)	(13,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	713	3,752
Excess tax benefits from stock-based compensation	339	—
Purchase of treasury stock	(507)	—
Borrowings under revolving credit facility	205,496	15,286
Payments under revolving credit facility	(168,521)	(15,286)
Payments under long-term debt obligations	(500)	(1,500)
Common stock dividends paid	(4,252)	(2,820)

Net cash provided by (used in) financing activities	32,768	(568)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(51,226)	(13,295)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67,437	41,928

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,211	$28,633

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
2. NEW ACCOUNTING PRONOUNCEMENTS
     In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Financial Accounting Standard 109, Accounting for Income Taxes (FIN 48), to create a single model to address uncertainty in tax positions. FIN 48 purports to clarify accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect, if any, of adopting FIN 48 will be recorded in retained earnings. The Company has not determined the effect, if any, that the adoption of FIN 48 will have on the Company’s financial position and results of operations.
3. ACQUISITION
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

	$38.5
     The aggregate purchase price of $69.3 million was allocated to the opening balance sheet of Transcraft at March 3, 2006, the date of acquisition, which is still preliminary and subject to adjustment, as follows (in thousands):

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales	$362,290	$317,378	$988,938	$943,476
Operating Income	10,394	20,283	29,468	64,588
Net Income	4,989	26,100	14,793	94,552
Basic Earnings per Share	0.16	0.84	0.47	3.04
Diluted Earnings per Share	0.15	0.72	0.45	2.59
     The information presented above is for informational purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the respective period, nor are they necessarily indicative of future operating results of the combined companies under the ownership and management of the Company.

4. INVENTORIES
     Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw material and components	$65,910	$42,886
Work in process	4,513	10,537
Finished goods	82,995	27,392
After-market parts	5,433	4,975
Used trailers	10,937	22,254

	$169,788	$108,044

5. STOCK-BASED COMPENSATION
     Description of the Plans
     The Company has stock incentive plans that provide for the issuance of stock appreciation rights (SARs), restricted stock and the granting of common stock options to directors, officers and other eligible employees.
     Stock Options. At the 2004 Annual Meeting of Stockholders, the 2004 Stock Incentive Plan was approved making available 1,100,000 shares for issuance, as well as a reduction of shares available for granting under the 2000 Stock Option and Incentive Plan to 100,000 shares. The Company has three non-qualified stock option plans which allow eligible employees to purchase shares of common stock at a price not less than market price at the date of grant. Under the terms of the stock option plans, up to an aggregate of approximately 3,850,000 shares are reserved for issuance, subject to adjustment for stock dividends, recapitalizations and the like. Options granted to employees under the stock option plans generally become exercisable in annual installments over three to five years depending upon the grant. Options granted to non-employee directors of the Company are fully vested and exercisable six months after the date of grant. All options granted expire 10 years after the date of grant.
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
     The Company has adopted SFAS No. 123R using the modified prospective method. Under this transition method, compensation cost has been recognized for all share-based payments in the consolidated financial statements in 2006 based upon the fair value of the stock or option grant. Prior period results have not been restated. The Company will value new awards granted subsequent to the adoption of SFAS No. 123R using a binomial model. The Company believes valuing awards using a binomial model provides a better estimate of fair value versus the Black-Scholes-Merton formula used in valuing previous awards . The amount of after-tax compensation cost related to nonvested stock options and restricted stock not yet recognized was $6.1 million at September 30, 2006, which is expected to be realized through 2010.
     As a result of adopting Statement No. 123R on January 1, 2006, the Company has incurred additional stock-based compensation expense of $0.5 million ($0.3 million after tax and approximately $0.01 per basic and diluted earnings per share) for the quarter ended September 30, 2006, and $1.5 million ($0.9 million after tax and approximately $0.03 per basic and $0.02 per diluted earnings per share) for the nine months ended September 30, 2006.
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
     Statement No. 123, as amended, required pro forma presentation as if compensation costs had been expensed under the fair value method. For purpose of pro forma disclosure, the estimated fair value of stock options at the grant date is amortized to expense over the vesting period. The following table illustrates the effect on net income and net income per share as if compensation expense had been recognized in the three and nine month periods ending September 30, 2005 (in thousands, except for per share amounts):

	Periods Ended September 30, 2005
	Three Months	Nine Months
Reported net income	$23,655	$91,392
Pro forma stock-based employee compensation expense (net of tax)	(1,012)	(2,976)
Stock-based employee compensation expense recorded (net of tax)	393	1,000

Pro forma net income	$23,036	$89,416

Basic net income per share:
Reported net income per share	$0.76	$2.94

Pro forma net income per share	$0.74	$2.87

Diluted net income per share:
Reported net income per share	$0.66	$2.50

Pro forma net income per share	$0.64	$2.45

     Stock Option and Stock Related Grants
     Restricted Stock
     In August 2006, the Compensation Committee approved a grant of 24,250 shares of restricted stock to employees, of which one-third vested on the grant date and two-thirds will vest one year from the grant date. The grants are forfeitable in the event of terminated employment prior to vesting. The restricted stock includes the right to vote and receive dividends.
     Also in May 2006, the Compensation Committee approved a grant of 85,200 shares of restricted stock to employees, which will vest at the end of the three years from the grant date. These grants are forfeitable in the event of terminated employment prior to vesting. The restricted stock includes the right to vote and receive dividends.
     Additionally in May 2006, the Compensation Committee approved a grant of 162,940 shares of restricted stock to employees, which carry performance condition requirements. These shares will vest based on the achievement of specified corporate financial performance metrics at the end of 2008. The grant also includes a provision for vesting of additional common shares at the end of 2008 if performance metrics exceed original targets.
     During the first nine months of 2006 and 2005, the Company granted 272,890 and 163,940 shares, respectively, of restricted stock with aggregate fair values on the date of grant of $4.5 million and $4.4 million, respectively. The grants generally vest over periods ranging from two to five years.
     As of September 30, 2006 and December 31, 2005, there was a total unearned compensation balance of $6.6 million and $4.1 million, respectively. In the first nine months of 2006 and 2005, the Company recorded compensation expense of $1.6 million and $1.0 million, respectively, related to restricted stock.

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock Outstanding at December 31, 2005	213,490	$25.56
Granted	—
Vested	—
Cancelled	(3,070)	$26.93

Restricted Stock Outstanding at March 31, 2006	210,420	$25.55
Granted	248,640	$16.82
Vested	—
Cancelled	(4,110)	$26.93

Restricted Stock Outstanding at June 30, 2006	454,950	$20.76
Granted	24,250	$13.93
Vested	(7,992)	$13.93
Cancelled	(13,910)	$22.73

Restricted Stock Outstanding at September 30, 2006	457,298	$20.46

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
     Using a binomial option valuation model, the estimated fair value of the options granted in May 2006 was $7.63 per option. Principal weighted-average assumptions used in applying the binomial model were as follows:

Binomial Model Assumptions	2006
Risk-free interest rate	4.95%
Expected volatility	49.7%
Expected dividend yield	1.07%
Expected term	5 yrs.
     A summary of all stock option activity for the periods indicated below are as follows:

			Weighted-Average	Aggregate
	Number of	Weighted-Average	Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Life	($ in millions)
Options Outstanding at December 31, 2005	991,875	$16.37
Granted	—	—
Exercised	(17,999)	$8.48
Cancelled	(2,768)	$22.04

Options Outstanding at March 31, 2006	971,108	$16.40	6.5
Granted	325,550	$16.84
Exercised	(36,610)	$7.56
Cancelled	(19,730)	$22.91

Options Outstanding at June 30, 2006	1,240,318	$16.67	7.3
Granted	—	—
Exercised	(4,667)	$7.43
Cancelled	(20,415)	$23.79

Options Outstanding at September 30, 2006	1,215,236	$16.59	7.0	$2.2

Options Exercisable at September 30, 2006	748,116	$14.76	5.7	$2.2

6. STOCKHOLDER’S EQUITY
     On August 9, 2006, the Company’s Board of Directors approved an amendment to its stock repurchase program allowing the Company to repurchase up to $50 million of common stock without placing a limitation on the number of shares. The previous program authorized the Company to repurchase up to two million shares. As of September 30, 2006, $46.1 million remained available under the authorization. Stock repurchases under this program may be made in the open market or in private transactions, at times and in amounts that management deems appropriate, until September 15, 2007. During the third quarter of 2006, the Company repurchased 39,800 shares for $0.5 million.

7. COMMITMENTS AND CONTINGENCIES
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
8. NET INCOME PER SHARE
     Per share results have been computed based on the average number of common shares outstanding. The following table presents the number of incremental weighted average shares used in computing diluted per share amounts (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic net income per share:
Net income applicable to common stockholders	$4,989	$23,655	$14,373	$91,392

Weighted average common shares outstanding	31,174	31,249	31,148	31,121

Basic net income per share	$0.16	$0.76	$0.46	$2.94

Diluted net income per share:
Net income applicable to common stockholders	$4,989	$23,655	$14,373	$91,392
After-tax equivalent of interest on convertible notes	741	1,234	2,222	3,679

Diluted net income applicable to common stockholders	$5,730	$24,889	$16,595	$95,071

Weighted average common shares outstanding	31,174	31,249	31,148	31,121
Dilutive stock options/shares	154	196	191	314
Convertible notes equivalent shares	6,619	6,548	6,598	6,534

Diluted weighted average common shares outstanding	37,947	37,993	37,937	37,969

Diluted net income per share	$0.15	$0.66	$0.44	$2.50

9. INCOME TAXES
     We recognized income tax expense of $9.0 million in the first nine months of 2006 compared to a tax benefit of $35.7 million in the prior year period. The effective tax rate for the nine months of 2006 was 38.6%. In 2005, the Company recognized income tax benefit due to the reversal of tax valuation allowance and utilization of net operating loss (NOL) carryforwards. The following table provides a reconciliation of differences from the U.S. federal capitalized statutory rate (in thousands):

	Nine Months Ended September 30,
	2006	2005
Pretax book income	$23,418	$55,656

U.S. Federal tax expense at 35% statutory rate	8,196	19,480
U.S. Federal alternative minimum tax	—	1,095
State income taxes	1,138	2,992
Reversal of tax valuation allowance	—	(35,879)
Current utilization of net operating losses	(185)	(23,030)
Other	(104)	(394)

Total income tax expense (benefit)	$9,045	$(35,736)

10. PRODUCT WARRANTIES
     The following table presents the changes in the product warranty accrual, included in Other Accrued Liabilities, for the first nine months of 2006 and 2005 (in thousands):

	2006	2005
Balance at January 1	$10,217	$8,399
Provision for warranties issued in current year	4,004	3,560
Additional provisions for pre-existing warranties	2,384	1,148
Other*	2,100	—
Payments	(4,859)	(4,793)

Balance at September 30	$13,846	$8,314

*	Denotes warranty reserves pertaining to the acquisition of Transcraft as of March 3, 2006.
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
11. SEGMENTS
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
     Reportable segment information is as follows (in thousands):

		Retail and		Consolidated
	Manufacturing	Distribution	Eliminations	Totals
Three Months Ended September 30, 2006
Net Sales
External customers	$310,866	$51,424	$—	$362,290
Intersegment sales	25,976	—	(25,976)	—

Total Net Sales	$336,842	$51,424	$(25,976)	$362,290

Income (Loss) from Operations	$9,467	$1,183	$(256)	$10,394
Assets	$721,009	$159,914	$(231,478)	$649,445

Three Months Ended September 30, 2005
Net Sales
External customers	$231,302	$62,532	$—	$293,834
Intersegment sales	26,803	—	(26,803)	—

Total Net Sales	$258,105	$62,532	$(26,803)	$293,834

Income from Operations	$14,794	$636	$777	$16,207
Assets	$523,659	$195,883	$(164,104)	$555,438

Nine Months Ended September 30, 2006
Net Sales
External customers	$813,169	$144,812	$—	$957,981
Intersegment sales	57,190	—	(57,190)	—

Total Net Sales	$870,359	$144,812	$(57,190)	$957,981

Income (Loss) from Operations	$27,091	$2,092	$(451)	$28,732
Assets	$721,009	$159,914	$(231,478)	$649,445

Nine Months Ended September 30, 2005
Net Sales
External customers	$686,990	$185,932	$—	$872,922
Intersegment sales	90,794	—	(90,794)	—

Total Net Sales	$777,784	$185,932	$(90,794)	$872,922

Income (Loss) from Operations	$57,562	$2,343	$(584)	$59,321
Assets	$523,659	$195,883	$(164,104)	$555,438
     Product Information
     The Company offers products primarily in three categories: new trailers, used trailers and parts and service. Other is primarily freight revenue. The following table sets forth the major product categories and their percentage of total net sales (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		{2005
	$	%	$	%	$	%	$	%
New Trailers	329,114	90.8	261,829	89.1	861,515	89.9	776,910	89.0
Used Trailers	13,233	3.7	13,041	4.5	44,414	4.6	38,918	4.4
Parts & Service	14,431	4.0	15,076	5.1	42,052	4.4	45,272	5.2
Other	5,512	1.5	3,888	1.3	10,000	1.1	11,822	1.4

Total Net Sales	362,290	100.0	293,834	100.0	957,981	100.0	872,922	100.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report, including documents incorporated herein by reference, contains forward-looking statements. Additional written or oral forward-looking statements may be made by Wabash from time to time in filings with the Securities and Exchange Commission or otherwise. The words “believe,” “expect,” “anticipate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, information regarding revenues, income or loss, capital expenditures, acquisitions, plans for future operations, our enterprise resource planning (ERP) system, commodity pricing and our ability to obtain commodities, financing needs or plans, the impact of inflation and plans relating to services of Wabash, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Statements in this report, including those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences.
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
     Wabash National Corporation is one of North America’s leaders in designing, manufacturing and marketing standard and customized truck trailers and related transportation equipment. Established in 1985, we specialize in the design and production of dry freight vans, refrigerated vans, flatbed trailers, drop deck trailers, and intermodal equipment. Our core products are sold under the DuraPlate, ArcticLite, and Eagle brand names. We operate our business through two reportable segments, manufacturing and retail and distribution.
     As part of our commitment to expand customer base and grow market leadership, we acquired Transcraft Corporation on March 3, 2006, for approximately $69.3 million in cash, including closing costs. Additional consideration of up to $4.5 million is payable if Transcraft Corporation achieves certain 2006 performance targets.
     Transcraft Corporation is the leading manufacturer of flatbed and drop deck trailers in North America. Transcraft operates manufacturing facilities in Anna, IL and Mt. Sterling, KY. This acquisition allows us to capitalize on our core competencies of product innovation, quality manufacturing and customer satisfaction. Transcraft’s operating results are included in the Company’s consolidated financial statements in the manufacturing segment from the date of acquisition.

Results of Operations
     The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.8	89.8	92.0	88.5

Gross profit	7.2	10.2	8.0	11.5

General and administrative expenses	3.3	3.4	3.9	3.4
Selling expenses	1.0	1.3	1.1	1.3

Income from operations	2.9	5.5	3.0	6.8

Interest expense	(0.6)	(0.5)	(0.6)	(0.5)
Foreign exchange gains and losses, net	—	0.2	—	—
Other, net	(0.1)	0.7	—	0.1

Income before income taxes	2.2	5.9	2.4	6.4

Income tax expense (benefit)	0.8	(2.2)	0.9	(4.1)

Net income	1.4%	8.1%	1.5%	10.5%

     In the third quarter and nine months ended September 30, 2006, we recorded net sales of $362.3 million and $958.0 million, respectively, compared to $293.8 million and $872.9 million in the comparable periods in 2005. In addition, income from operations in the third quarter and nine months of 2006 was $10.4 million and $28.7 million, respectively, compared to $16.2 million and $59.3 million in comparable periods in 2005. Although we had an increase in sales, our performance was negatively impacted by an increase in raw material costs year over year. In addition to the increases in raw material costs, operating income was negatively impacted by manufacturing inefficiencies incurred as a result of problems associated with the implementation of our new ERP system on May 1, 2006.
     As the recognized industry leader, we continue to focus on various programs in order to strengthen our industry position and increase profitability, including manufacturing automation, seeking lower cost sources of component parts and workforce rationalization.

Three Months Ended September 30, 2006
Net Sales
     Net sales increased $68.5 million compared to the third quarter of 2005. By business segment, net external sales and related units sold were as follows (dollars in millions):

	Three Months Ended September 30,
	2006	2005	% Change
Sales by Segment:
Manufacturing	$310.9	$231.3	34.4
Retail and Distribution	51.4	62.5	(17.8)

Total	$362.3	$293.8	23.3

New trailers:	(units)
Manufacturing	15,400	12,200	26.2
Retail and Distribution	1,200	1,400	(14.3)

Total	16,600	13,600	22.1

Used trailers	1,700	1,400	21.4

     Manufacturing segment sales increased $79.6 million compared to the third quarter of 2005 as a result of the following:
–	Inclusion of Transcraft, which was acquired March 3, 2006, added $28.7 million in sales.

–	Increased van trailer sales of approximately 1,800 units or $34.4 million. Van trailer sales in the prior year period were adversely affected as our customers confronted logistical issues and higher fuel costs.

–	Increased selling prices for van trailers reflecting changes in product mix, primarily due to discontinuing the lower priced container business in 2006, and commodity price increases in the third quarter of 2006 as compared to the third quarter of 2005 resulted in an increase of $14.7 million.
     Retail and distribution segment sales declined $11.1 million in the third quarter compared to the prior year quarter, reflecting declines in both new trailer sales and parts and service sales of $10.0 million and $1.1 million, respectively, primarily as a result of having fewer branch locations. On a same branch basis, new trailer sales increased $7.5 million. Used trailer sales were comparable to the prior year period.

Gross Profit
     Gross profit was $26.1 million, or 7.2% of sales, for the third quarter of 2006 compared to $30.1 million, or 10.2% of sales, in the third quarter of 2005. Gross profit by segment was as follows (in millions):

	Three Months Ended September 30,
	2006	2005	% Change
Gross Profit by Segment:
Manufacturing	$21.5	$24.5	(12.2)
Retail and Distribution	4.9	4.8	2.1
Eliminations	(0.3)	0.8

Total Gross Profit	$26.1	$30.1	(13.3)

     The manufacturing segment’s gross profit as a percentage of sales was 6.9%, a 3.7 percentage point decline from the 2005 third quarter. The decrease reflected selling prices that have not kept pace with increased raw material costs, particularly aluminum, as well as production inefficiencies and production outages resulting from the implementation of a new ERP system. Subsequent to the implementation of our new ERP system on May 1, 2006, many of our key operating metrics deteriorated. Improvements were attained in the third quarter. The majority of trailers shipped in the quarter were manufactured in June, July and August, which were the periods during which we experienced the highest levels of the material shortages and consequent line outages.
     The retail and distribution segment’s gross profit was essentially the same as the prior year quarter despite lower sales. Gross profit as a percent of sales was 9.5% compared to 7.7% in the third quarter of 2005 due primarily to an improved product mix of a higher percentage of parts and service sales and cost containment activities.
General and Administrative Expenses
     General and administrative expenses were $12.1 million, an increase $2.0 million from the prior year period. The increase was primarily due to inclusion of $1.5 million of Transcraft expenses, $0.5 million related to the adoption of SFAS No. 123R, and a $0.5 million increase in expenses related to the implementation of our ERP system. These increases were partially offset by reductions in other expenses.
Selling Expense
     Selling expense decreased $0.2 million to $3.7 million in the third quarter of 2006, as the inclusion of Transcraft was offset by the reduction of branch locations.
Other Income (Expense)
     Interest expense totaled $2.1 million for the quarter ended September 30, 2006, an increase of $0.4 million from the prior year period, due to increased borrowings.
     Other, net for the quarter ended September 30, 2006 was expense of $0.4 million compared to income of $2.0 million in the 2005 period, primarily related to a gain on the sale of a branch property in the third quarter of 2005.

Income Taxes
     We recognized income tax expense of $2.9 million for the three months ending September 30, 2006, compared to a tax benefit of $6.4 million in the prior year period. The effective tax rate for the third quarter of 2006 was 37.0%. In 2005, the Company recognized income tax benefit due to the reversal of tax valuation allowance and utilization of net operating loss (NOL) carryforwards.
Nine Months Ended September 30, 2006
Net Sales
     Net sales increased $85.1 million compared to the 2005 period. By business segment, net external sales and related units sold were as follows (dollars in millions):

	Nine Months Ended September 30,
	2006	2005	% Change
Sales by Segment:
Manufacturing	$813.2	$687.0	18.4
Retail and Distribution	144.8	185.9	(22.1)

Total	$958.0	$872.9	9.7

New trailers:	(units)
Manufacturing	41,100	35,700	15.1
Retail and Distribution	2,900	4,300	(32.6)

Total	44,000	40,000	10.0

Used trailers	5,100	4,200	21.4

     Manufacturing sales increased in the first nine months of 2006 due primarily to the inclusion of approximately $64.7 million in sales from Transcraft since the date of acquisition, $43.6 million in a higher volume of van trailer sales and $12.0 million due to higher average selling prices per unit as the Company passed along a portion of the increases in the cost of materials.
     Retail and distribution segment sales declined $41.1 million in the first nine months of 2006 compared to the prior year period primarily as a result of having fewer retail outlets. New trailer sales decreased $38.5 million and parts and service sales decreased $7.3 million. Used trailer sales increased $5.4 million compared to the prior year period reflecting increased unit volume, offset in part by lower average selling prices related to product mix.

Gross Profit
     Gross profit for the nine months of 2006 was $76.2 million compared to $100.6 million for the prior year period. Gross profit as a percent of sales was 8.0% compared to 11.5% for the same period in 2005. Gross profit by segment was as follows (in millions):

	Nine Months Ended September 30,
	2006	2005	% Change
Gross Profit by Segment:
Manufacturing	$64.6	$85.8	(24.7)
Retail and Distribution	12.0	15.4	(22.1)
Eliminations	(0.4)	(0.6)

Total Gross Profit	$76.2	$100.6	(24.3)

     The manufacturing segment’s gross profit as a percentage of sales was 7.9% in 2006, a 4.6 percentage point decrease from the prior year period. This decline is attributed to higher raw material costs, as well as production inefficiencies and production outages resulting from the implementation of our new ERP system.
     The retail and distribution segment’s gross profit declined as a result of lower sales primarily driven by having fewer retail outlets in 2006 as compared to 2005. Gross profit as a percent of sales of 8.3% was unchanged from the 2005 period.
General and Administrative Expenses
     General and administrative expenses increased $7.5 million in 2006 compared to 2005 primarily due to inclusion of Transcraft expenses of $5.0 million, the adoption of SFAS No. 123R resulting in an increase of $1.5 million, and an increase in expenses related to the implementation of our ERP system of $2.9 million. These cost increases were partially offset by $1.1 million reduction in incentive compensation and a $0.5 million reduction in expense related to branch locations sold in 2005.
Selling Expense
     Selling expense decreased $1.3 million in 2006 compared to the prior year period primarily due to the sale of branch locations in 2005. These cost reductions were partially offset by the inclusion of Transcraft expenses of $0.5 million.
Other Income (Expense)
     Interest expense totaled $5.2 million for the nine months ended September 30, 2006, an increase of $0.3 million from the prior year period due to increased borrowings.
     Other, net for the nine months ended September 30, 2006 was expense of $0.1 million compared to income of $1.0 million in 2005, primarily related to gains on the sale of properties.
Income Taxes
     We recognized income tax expense of $9.0 million in the nine months of 2006 compared to a tax benefit of $35.7 million in the prior year period. The effective tax rate for the nine months of 2006 was 38.6%. In 2005, the Company recognized income tax benefit due to the reversal of tax valuation allowance and utilization of net operating loss (NOL) carryforwards.

Liquidity and Capital Resources
Capital Structure
     Our capital structure is comprised of a mix of equity and debt. As of September 30, 2006, our debt to equity ratio was approximately 1.0:1.8. Our objective is to generate operating cash flows sufficient to satisfy normal requirements for working capital and capital expenditures and be positioned to take advantage of market opportunities.
Cash Flow
     Cash used in operating activities amounted to $5.7 million compared to $0.6 million provided by operating activities in the 2005 period. This decrease was driven by a $26.6 million reduction in net income (adjusted for non-cash items) which was offset in part by changes to working capital. The following is a discussion of factors impacting certain working capital items in the nine months of 2006 as compared to the nine months of 2005.
–	Accounts receivables increased $25.4 million in 2006 compared to a $31.1 million increase in 2005. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 41 days at September 30, 2006, an increase of four days versus the prior year. The increase in days sales outstanding was primarily due to the timing of collections.

–	Inventory increased $57.0 million compared to a $70.2 million increase in the prior year period. At September 30, 2006, inventories amounted to $169.8 million compared to $164.7 million at September 30, 2005. The September 30, 2006 balance includes $15.0 million related to Transcraft offset in part by a $9.2 million reduction in used trailer inventories. The September 30, 2005 inventories reflect the impact of delivery delays resulting from the aftermath of the Gulf Coast hurricanes. Inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns, increased to approximately 7.9 times versus 6.4 times in the prior year period.
     Investing activities used $78.3 million in cash in 2006 primarily due to the Transcraft acquisition.
     Financing activities provided $32.8 million during the period, an increase of $33.3 million from the prior year period primarily due to increased net borrowings under our revolving credit facility in support of working capital requirements.
     As of September 30, 2006, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to approximately $97.1 million and total debt and lease obligations amounted to approximately $166.7 million, including $4.7 million of operating lease commitments. We expect that in 2006, we will be able to generate sufficient cash flow from operations to fund working capital, capital expenditure requirements and quarterly dividend payments. Borrowings under our revolver of $37.0 million are classified as a current liability as the maturity date of the facility is September 30, 2007. We anticipate entering into a new borrowing facility in the near future.

Capital Expenditures
     Capital spending amounted to approximately $10.9 million for the nine months of 2006 and is anticipated to be approximately $15 million for the full year. Spending to date included $5.0 million related to our ERP project and $1.4 million for completing the installation of a semi-automated trailer assembly line.
Outlook
     Based on our existing backlog and production schedule, we are expecting van shipments for the fourth quarter of 2006 to be approximately 15,500 units for a total of approximately 55,000 units for the year. As a result of recent announcements regarding a strike at The Goodyear Tire & Rubber Company, our leading supplier of trailer tires, we have taken actions to ensure the availability of tire stock to support production levels through the end of 2006. We will continue to monitor the situation and believe that we will be able to take the steps necessary to meet production requirements.
     The factor that will most likely affect trailer demand and profitability is the increase in commodity prices, most significantly aluminum, and the impact such increases will have to our pricing models. Continued efforts are being made to aggressively reduce all costs associated with labor and other indirect costs through effective scheduling, alternative sourcing and on-going product standardization.
     According to the most recent ACT estimates, industry-wide trailer shipments are anticipated to be approximately 279,000 units in 2006, an increase of approximately 9% from 2005. The expansion is predicated on a number of factors including favorable general economic conditions and pent-up trucking industry demand for replacement units as the average age of trailer fleets increases. We expect to participate in the industry growth because: (a) our core customers are among the largest participants in the trucking industry; (b) our DuraPlate® trailer continues to have increased market acceptance and penetration; and, (c) our expanded presence into the middle market carriers – approximately 1,250 target carriers with trailer fleet sizes ranging from 250 to 7,500 units. For 2006, we have added 350 new customers accounting for over 4,500 new units. By the end of 2008, as we continue to expand our customer base, we expect to have added over 2,000 new customers.
Contractual Obligations and Commercial Commitments
     We have included a summary of our Contractual Obligations and Commercial Commitments in our annual report on Form 10-K for the year ended December 31, 2005, filed on February 27, 2006. There have been no material changes to the summary provided in that report.
Off-Balance Sheet Transactions
     As of September 30, 2006, we had approximately $4.7 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter.
Critical Accounting Policies and Estimates
     We have included a summary of our Critical Accounting Estimates in our annual report on Form 10-K for the year ended December 31, 2005, filed on February 27, 2006. There have been no material changes to the summary provided in that report.

Backlog
     Orders that have been confirmed by the customer in writing and can be produced during the next 18 months are included in backlog. Orders that comprise the backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $558 million at September 30, 2006 compared to $594 million and $610 million at June 30, 2006 and March 31, 2006, respectively. We expect to complete the majority of our existing backlog orders within the next 12 months.
Customer Credit Risk
     We sublease certain highly specialized RoadRailer® equipment to Grupo Transportation Marititma Mexicana SA (TMM), who has experienced financial difficulties in the past. The customer has a history of delinquent payments; however, the account is current as of October 31, 2006. At that time, the customer owed us $4.9 million secured by highly specialized RoadRailer® equipment, which due to the nature of the equipment, has a minimal recovery value.
New Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Financial Accounting Standard 109, Accounting for Income Taxes (FIN 48), to create a single model to address uncertainty in tax positions. FIN 48 purports to clarify accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect, if any, of adopting FIN 48 will be recorded in retained earnings. The Company has not determined the effect, if any, that the adoption of FIN 48 will have on the Company’s financial position and results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
     In addition to the risks inherent in its operations, the Company has exposure to financial and market risk resulting from volatility in commodity prices, interest rates and foreign exchange rates. The following discussion provides additional detail regarding the Company’s exposure to these risks.
a.	Commodity Price Risks
     The Company is exposed to fluctuation in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and virgin plastic pellets. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. The Company may manage aluminum price changes by entering into fixed price contracts with its suppliers. As of September 30, 2006, the Company had outstanding purchase commitments of approximately $19.5 million through December 2006 for materials that will be used in the production process. The Company typically does not set prices for its products more than 45-90 days in advance of its commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting its prices for each order. To the extent that the Company is unable to offset the increased commodity costs in its product prices, the Company’s results would be materially and adversely affected.

b.	Interest Rates
     As of September 30, 2006, the Company had approximately $37 million of floating rate debt outstanding under the ABL facility revolving line of credit. A hypothetical 100 basis-point increase in the floating interest rate from the current level would correspond to approximately a $0.4 million increase in interest expense over a one-year period. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, it was determined that those controls and procedures were not effective because of material weaknesses that are described below.
     As of September 30, 2006, we identified control deficiencies related to accounting for inventory at our Lafayette facility and the financial statement close process, which represent material weaknesses. These control deficiencies arose from the conversion to a new ERP system on May 1, 2006. To ensure that our consolidated financial statements for the three and nine month periods ended September 30, 2006 are fairly stated in accordance with U.S. generally accepted accounting principles, we expanded procedures to be performed in order to prepare the consolidated financial statements as of September 30, 2006. These procedures included a physical inventory as of September 30, 2006, additional analyses, recalculations and review of the inventory processes and related balances to fairly state inventory and the associated cost of goods sold in the period. Additionally, we performed account analyses and reconciliations related to the financial statement close process.
     Additional steps are planned for the achievement of financial reporting objectives including, deploying resources to mitigate internal control risks, enhancing the capabilities of financial reporting from the ERP system, improving processes in operational areas related to purchasing, inventory management and inventory relief, performing periodical physical inventories, testing the accuracy of our data, and performing multiple levels of review within the financial statement close process. We anticipate the remediation will likely continue into 2007.
     Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     For the quarter ending September 30, 2006, the Company made the following repurchases of common stock:

			Total	Maximum
			Number of	Amount of
			Shares	Available
			Purchased	Funds to
	Total		as Part of	Purchase
	Number of	Average	Publicly	Shares
	Shares	Price Paid	Announced	Under the
Period	Purchased	Per Share	Plans	Plans (Mil)
July 1 - 31, 2006	—	—	—	$46.6
August 1 - 31, 2006	39,800	$12.72	39,800	$46.1
September 1 - 30, 2006	—	—	—	$46.1

Total	39,800	$12.72	39,800	$46.1

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable.
ITEM 5. OTHER INFORMATION
     Not Applicable

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

WABASH NATIONAL CORPORATION
Date: November 9, 2006	By:	/s/ Robert J. Smith
Robert J. Smith
Senior Vice President and Chief Financial Officer (Principal Financial Officer)