Form 10-K
period 2006-12-31
WABASH NATIONAL CORP /DE
filed 2007-03-12
CIK 879526

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-10883
WABASH NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1000 Sagamore Parkway South Lafayette, Indiana (Address of Principal Executive Offices)	52-1375208 (IRS Employer Identification Number) 47905 (Zip Code)

Registrant’s telephone number, including area code:
(765) 771-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 Par Value	New York Stock Exchange
Series D Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2006 was $478,942,817 based upon the closing price of the Company’s common stock as quoted on the New York Stock Exchange composite tape on such date.

The number of shares outstanding of the registrant’s common stock as of February 26, 2007 was 30,530,952.

Part III of this Form 10-K incorporates by reference certain portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be filed within 120 days after December 31, 2006.

TABLE OF CONTENTS

WABASH NATIONAL CORPORATION
FORM 10-K FOR THE FISCAL
YEAR ENDED DECEMBER 31, 2006

FORWARD LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forwarding-looking statements” include, but are not limited to, statements regarding:

•	our business plan;

•	our expected revenues, income or loss and capital expenditures;

•	plans for future operations;

•	financing needs, plans and liquidity;

•	our ability to achieve sustained profitability;

•	reliance on certain customers and corporate relationships;

•	availability and pricing of raw materials;

•	availability of capital;

•	dependence on industry trends;

•	the outcome of any pending litigation;

•	export sales and new markets;

•	engineering and manufacturing capabilities and capacity;

•	acceptance of new technology and products;

•	government regulation; and

•	assumptions relating to the foregoing.

Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Annual Report. Each forward-looking statement contained in this Annual Report reflects our management’s view only as of the date on which that forward-looking statement was made. We are not obligated to update forward-looking statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

Currently known risks and uncertainties that could cause actual results to differ materially from our expectations are described throughout this Annual Report, including in “Item 1A. Risk Factors.” We urge you to carefully review that section for a more complete discussion of the risks of an investment in our securities.

PART I

ITEM 1 — BUSINESS

Wabash National Corporation (“Wabash,” “Company,” “us,” “we” or “our”) is one of North America’s leaders in designing, manufacturing and marketing standard and customized truck trailers and related transportation equipment. Founded in 1985 as a start-up, Wabash has grown to approximately $1.3 billion in annual sales in 2006. We believe our success has been the result of our longstanding relationships with our core customers, our demonstrated ability to attract new customers, our broad and innovative product line, our technological leadership and our large distribution and service network. Our management team is focused on becoming the low-cost producer of quality trailers in the truck trailer industry through continuous improvement, strategic sourcing opportunities, lean manufacturing initiatives and automation.

We seek to identify and produce proprietary products that offer exceptional value to customers with the potential to generate higher profit margins than those of standardized products. We believe that we have the engineering and manufacturing capability to produce these products efficiently. Our proprietary DuraPlate® composite truck trailer, which we introduced in 1996, has achieved widespread acceptance by our customers. For the last three years, sales of our DuraPlate® trailers represented approximately 80% of our total new van trailer sales. We are also a competitive producer of standardized sheet and post and refrigerated trailer products, and strive to become a low-cost producer of these products within our industry. In March 2006, we acquired Transcraft Corporation as part of our commitment to expand our customer base and grow our market leadership. We expect to continue a program of product development and selective acquisitions of quality proprietary products that further differentiate us from our competitors and increase profit opportunities.

We market our transportation equipment under the Wabash®, DuraPlate®, DuraPlateHD®, FreightPro®, Arcticlite®, RoadRailer®, Transcraft®, Eagle®, Eagle II® and D-Eagle® trademarks directly to customers, through independent dealers and through our factory-owned retail branch network. Historically, our marketing effort focused on our longstanding core customers representing many of the largest companies in the trucking industry. Our relationship with our core customers has been central to our growth since inception. Beginning in 2003, we have actively pursued the diversification of our customer base by focusing on what we refer to as the mid-market. These carriers, which represent approximately 1,250 carriers, operate fleets of between 250 to 7,500 trailers, which we estimate in total account for approximately one million trailers.

Longstanding core customers include — Schneider National, Inc.; J.B. Hunt Transport Services, Inc.; Swift Transportation Corporation; Werner Enterprises, Inc.; Heartland Express, Inc.; Averitt Express, Inc.; U.S. Xpress Enterprises, Inc.; Knight Transportation, Inc.; Interstate Distributor Co.; YRC Worldwide, Inc.; Old Dominion Freight Lines, Inc.; SAIA Motor Freightlines, Inc.; and FedEx Corp.

Mid-market customers include — CFI; New Prime; CR England, Inc.; USA Logistics; Roehl Transport, Inc.; C&S Wholesale Grocers, Inc.; Celadon Group, Inc.; Cowan Systems, LLC; Aurora LLC; Landair Transport, Inc.; Xtra Lease, Inc.; USF Corporation; Alliance Shippers, Inc.; Frozen Food Express Industries, Inc.; Star Transport, Inc.; Gordon Trucking, Inc.; and New Penn Motor Express, Inc.

Our factory-owned retail branch network provides additional opportunities to distribute our products and also offers nationwide service and support capabilities for our customers. The retail sale of new and used trailers, aftermarket parts and service through our retail branch network generally provides enhanced margin opportunities. Additionally, we utilize a network of 26 independent dealers with 50 locations to distribute our van trailers. We distribute our flatbed and dropdeck trailers through over 140 independent dealerships throughout North America.

Wabash was incorporated in Delaware in 1991 and is the successor by merger to a Maryland corporation organized in 1985. We operate in two reportable business segments: (1) manufacturing and (2) retail and distribution. Financial results by segment, including information about revenues from customers, measures of profit and loss, and total assets, and financial information regarding geographic areas and export sales are discussed in Note 13, Segments and Related Information, of the accompanying Consolidated Financial Statements. Our internet website is www.wabashnational.com. We make our electronic filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available on our website free of charge as soon as practicable after we file or furnish them with the SEC. Information on the website is not part of this Form 10-K.

Strategy

We are committed to an operating strategy that seeks to deliver profitability throughout industry cycles by executing on the core elements of our strategic plan:

•	Corporate Focus. We intend to continue our focus on improved earnings and cash flow.

•	Product and Service Differentiation. We intend to continue to provide differentiated products and services that generate enhanced profit margins.

•	Continuous Improvements. We are focused on reducing our cost structure by adhering to continuous improvement and lean manufacturing initiatives.

•	Core Customers. We intend to maintain and grow our longstanding and new customer relationships and create new revenue opportunities by offering tailored transportation solutions.

•	Customer Diversification. We expect to continue to expand and diversify our customer base by focusing on mid-market carriers with trailer fleets ranging from 250 to 7,500 units.

•	Trailer Performance Improvements. We are continuing the development and introduction of design improvements on the DuraPlate® trailer with the goal of minimizing maintenance over a 10-year period.

•	Strengthen Balance Sheet. We intend to continue to enhance financial flexibility enabling us to capitalize on future market opportunities.

•	Acquisitions. We intend to expand our product offering and competitive advantage by acquiring strong brands where we can leverage our customer relationships, distribution capabilities and purchasing leverage.

Industry and Competition

Trucking in the United States (U.S.), according to the American Trucking Association (ATA), was estimated to be a $623 billion industry in 2005 (the latest date such information is available), leading all other modes of transportation. ATA estimates that approximately 69% of all freight tonnage is carried by truck at some point during its shipment, accounting for approximately 84% of freight industry revenues. Trailer demand is a direct function of the amount of freight to be transported. As the economy improves, it is forecasted that truck carriers will need to both expand and replace their fleets, which typically results in increased trailer orders. According to the management of our Company, there are approximately 3.2 million trailers in use today and total trailer replacement demand is estimated at around 225,000 trailers per year.

In general, the U.S. trucking industry grew throughout the 1990’s and peaked in 1999. A number of factors, including an economic downturn, fluctuations in fuel prices, declining asset values, limited capital, record trucking company failures and industry consolidation, led to a historic reduction of 54% in trailer purchases from 1999 to 2002. The industry began its recovery in 2003, and year-over-year trailer production improvements of 24%, 31%, 7% and 13% were recorded for 2003, 2004, 2005 and 2006, respectively. Most trucking companies experienced very strong financial performances in 2004-2006 as a capacity constrained freight environment allowed trucking companies to raise freight rates, in-turn improving profitability, despite increased fuel costs. However, recent industry estimates indicate a market softness that started in late 2006 is expected to continue into the first half of 2007.

Wabash, Great Dane and Utility are generally viewed as the top three trailer manufacturers and have accounted for greater than 50% of new trailer market share in recent years, including approximately 56% in 2006. In 2006, including the acquisition of Transcraft, our market share of total trailer production was approximately 22%. During the severe industry downturn in 2001 and 2002, a number of trailer manufacturers went out of business, resulting in greater industry consolidation. Despite market concentration, price competition is fierce as production capacity exceeds current demand. Trailer differentiation is made primarily through superior products, customer relationships, service availability and cost.

The table below sets forth new trailer production for Wabash, its largest competitors and for the trailer industry as a whole within North America. The data represents all segments of the market, except containers and chassis. Since 2002, we have primarily participated in the van segment of the market. Van production has grown from a low of approximately 99,000 units in 2002 to approximately 197,000 units in 2006, an improvement of 99%. During this period, our market share for van trailers has been approximately 27%.

	2006		2005	2004	2003		2002		2001

Wabash(1)	60,000	(4)	52,000	48,000	36,000		27,000		32,000
Great Dane	60,000		55,000	55,000	41,000		33,000	(2)	22,000
Utility	37,000		34,000	31,000	24,000		18,000		16,000
Stoughton	19,000		17,000	15,000	9,900		10,000		6,000
Other principal producers	54,000		46,000	42,000	34,000		28,000		32,000
Total Industry	278,000		245,000	228,000	174,000	(3)	140,000		140,000

(1)	Does not include approximately 700, 2,300, 1,500, 1,300 and 6,000 intermodal containers in 2006, 2005, 2004, 2003 and 2002, respectively.

(2)	Data revised by publisher in 2004.

(3)	Data revised by publisher in 2005.

(4)	The 2006 production includes Transcraft volumes on a full-year pro forma basis.

Sources: Individual manufacturer information, some of which is estimated, provided by Trailer Body Builders Magazine.

Competitive Strengths

We believe our core competitive strengths include:

•	Long-Term Core Customer Relationships — We are the leading provider of trailers to a significant number of top tier trucking companies, generating a revenue base that has helped to sustain us as one of the market leaders.

•	Innovative Product Offerings — Our DuraPlate® proprietary technology offers what we believe to be a superior trailer to our customers, which commands premium pricing. A DuraPlate® trailer is a composite plate trailer constructed using material containing a high-density polyethylene core bonded between a high-strength steel skin. We believe that the competitive advantages of our DuraPlate® trailers compared to standard trailers include the following:

–	Extended Service Life — operate three to five years longer;

–	Lower Total Cost of Ownership — less costly to maintain;

–	Extended Warranty — warranty period for DuraPlate panels is 10 years; and

–	Improved Resale — higher trade-in values.

We have also successfully introduced innovations in our refrigerated trailers and other product lines. For example, we introduced the DuraPlate HD® trailer and the FreightPro® sheet and post trailer in 2003.

•	Significant Market Share and Brand Recognition — We have been one of the two largest manufacturers of trailers in North America in each of the last 10 years, with one of the most widely recognized brands in the industry. We believe we are currently one of the largest producers of van trailers in North America. The acquisition of Transcraft Corporation in March 2006 further expands our customer base and market share. Transcraft is a leading manufacturer of flatbed and dropdeck trailers in North America.

•	Committed Focus on Operational Excellence — Safety, quality, on-time delivery, productivity and cost reduction are the core elements of our program of continuous improvement. We currently maintain an ISO 14001 registration of our Environmental Management System.

•	Technology — We are recognized by the trucking industry as a leader in developing technology to reduce trailer maintenance. In 2006, we introduced a high performance liner for our refrigerated trailers, which helps reduce interior damage and associated maintenance costs. Also in 2006, we introduced a DuraPlate® trailer built on the new semi-automated Alpha production line. This technology has changed the way that trailers are traditionally manufactured and increases both efficiency of manufacturing and the quality of the finished products.

•	Corporate Culture — We benefit from a value driven management team and dedicated workforce.

•	Extensive Distribution Network — Sixteen factory-owned retail branch locations extend our sales network throughout North America, diversifying our factory direct sales, providing an outlet for used trailer sales and supporting our national service contracts. Additionally, we utilize a network of 26 independent dealers with 50 locations to distribute our van trailers, and our Transcraft distribution network consists of over 140 independent dealers throughout North America.

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

Products

Since our inception, we have expanded our product offerings from a single truck trailer product to a broad range of trailer-related transportation equipment. Our manufacturing segment specializes in the development of innovative proprietary products for our key markets. Manufacturing segment sales represented approximately 85%, 80% and 77% of consolidated Wabash net sales in 2006, 2005 and 2004, respectively. Our current transportation equipment products primarily include the following:

•	DuraPlate® Trailers. DuraPlate® trailers utilize a proprietary technology that consists of a composite plate wall for increased durability and greater strength. Our DuraPlate® trailers include our DuraPlateHD®, a heavy duty version of our regular DuraPlate® trailers.

•	Smooth Aluminum Trailers. Smooth aluminum trailers, commonly known as “sheet and post” trailers, are the commodity trailer product purchased by the trucking industry. Starting in 2003, we began to market our FreightPro® trailer to provide a competitive offering for this segment of the market.

•	Platform Trailers. In March 2006, we acquired Transcraft Corporation, one of the leading manufacturers and brands in the platform trailer segment. These trailers are sold under Transcraft® and Eagle® trademarks. Platform trailers consist of a trailer chassis with a flat or “drop” loading deck without permanent sides or a roof. These trailers are primarily utilized to haul steel coils, construction materials and large-size equipment.

•	Refrigerated Trailers. Refrigerated trailers have insulating foam in the sidewalls and roof, which improves both the insulation capabilities and durability of the trailers. Our refrigerated trailers use our proprietary SolarGuard® technology, coupled with our novel foaming process, which we believe enables customers to achieve lower costs through reduced fuel consumption and reduced operating hours.

•	RoadRailer® Equipment. The RoadRailer® intermodal system is a patented bimodal technology consisting of a truck trailer and detachable rail “bogie” that permits a trailer to run both over the highway and directly on railroad lines.

Our retail and distribution segment focuses on the sale of new and used trailers and providing parts and service as described below.

•	We sell new trailers produced by the manufacturing segment. Additionally, we sell specialty trailers including tank trailers and dump trailers produced by third parties, which are purchased in smaller quantities for local or regional transportation needs. The sale of new transportation equipment through the retail branch network represented 7.0%, 11.3% and 12.2% of net sales during 2006, 2005 and 2004, respectively.

•	We provide replacement parts and accessories and maintenance service for our own and competitors’ trailers and related equipment. Sales of these products and service represented less than 5.0% of net sales during 2006, 2005 and 2004.

•	We sell used transportation equipment including units taken in trade from our customers upon the sale of new trailers. The ability to remarket used equipment promotes new sales by permitting trade-in allowances and offering customers an outlet for the disposal of used equipment. The sale of used trailers represented 4.3%, 4.6% and 5.1% of net sales during 2006, 2005 and 2004, respectively.

Customers

Our customer base has historically included many of the nation’s largest truckload common carriers, leasing companies, private fleet carriers, less-than-truckload (LTL) common carriers and package carriers. We successfully diversified our customer base from 61% of total units sold to large core customers in 2002 to 38% in 2006 by expanding our customer base and acquiring Transcraft. This has been accomplished while maintaining our relationship with our core customers. Our five largest customers accounted for 20%, 22% and 23% of our aggregate net sales in 2006, 2005 and 2004, respectively, and no single customer represented 10% or greater of net sales. International sales, primarily to Canadian customers, accounted for less than 10% of net sales for each of the last three years.

We have established relationships as a supplier to many large customers in the transportation industry, including the following:

•	Truckload Carriers: Schneider National, Inc.; J.B. Hunt Transport Services, Inc.; Swift Transportation Corporation; Werner Enterprises, Inc.; Heartland Express, Inc.; Averitt Express, Inc.; U.S. Xpress Enterprises, Inc.; Knight Transportation, Inc.; and Interstate Distributor Co.

•	Leasing Companies: GE Trailer Fleet Services; Xtra Lease, Inc.; Transport Services, Inc.; and Aurora LLC.

•	Private Fleets: Safeway, Inc.; The Kroger Co.; and Dillard’s, Inc.

•	Less-Than-Truckload Carriers: YRC Worldwide, Inc.; Old Dominion Freight Lines, Inc.; SAIA Motor Freightlines, Inc.; FedEx Corp.; and Vitran Express, Inc.

Marketing and Distribution

We market and distribute our products through the following channels:

•	factory direct accounts;

•	factory-owned distribution network; and

•	independent dealerships.

Factory direct accounts are generally large fleets, over 7,500 trailers that are high volume purchasers. Historically, we have focused on the factory direct market where customers are highly knowledgeable of the life-cycle costs of trailer equipment and, therefore, are best equipped to appreciate the design and value-added features of our products. Beginning in late 2003, we have actively pursued the diversification of our customer base focusing what we refer to as the mid-market. These carriers, which represent approximately 1,250 carriers, operate fleets of between 250 to 7,500 trailers, which we estimate in total account for approximately one million trailers. Since implementing our mid-market sales strategy, we have added over 200 new mid-market customers accounting for over 15,000 new trailer orders.

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

We also sell our van trailers through a network of 26 independent dealerships with 50 locations. In addition, platform trailers are sold through over 140 independent dealerships throughout North America. The dealers primarily serve mid-market and smaller sized carriers and private fleets in the geographic region where the dealer is located and occasionally may sell to large fleets. The dealers may also perform service work for their customers.

Raw Materials

We utilize a variety of raw materials and components including steel, polyethylene, aluminum, lumber, tires and suspensions, which we purchase from a limited number of suppliers. Significant price fluctuations or shortages in raw materials or finished components may adversely affect our results of operations. In 2006 and for the foreseeable future, we expect that the raw materials used in the greatest quantity will be the steel, aluminum, polyethylene and wood used in our trailers. Our component suppliers have advised us that they have adequate capacity to meet our current and expected demands in 2007. However, unprecedented industry tire demand and escalating raw material costs in 2006 have resulted in higher tire costs. The price increases in our principal raw materials – aluminum, steel, plastic and timber – that materialized beginning in 2003 and continued through 2006, are expected to impact 2007 as well. Recently, we have experienced further increases in aluminum prices, which we expect will have the greatest impact on our sheet and post and refrigerated trailer products. Our Harrison, Arkansas laminated hardwood floor facility provides the majority of our requirements for trailer floors.

Backlog

Orders that have been confirmed by the customer in writing and can be produced during the next 18 months are included in our backlog. Orders that comprise backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders at December 31, 2006 and 2005 was approximately $512 million, including $28 million of flatbed trailers, and $516 million, respectively. We expect to complete the majority of our backlog orders within the next 12 months.

Patents and Intellectual Property

We hold or have applied for 68 patents in the United States on various components and techniques utilized in our manufacture of truck trailers. In addition, we hold or have applied for 43 patents in two foreign countries. Our patents include intellectual property related to the manufacture of trailers using our proprietary DuraPlate® product, which we believe offers us a significant competitive advantage. The patents in our DuraPlate® portfolio have expiration dates ranging from 2009 to 2024 of which our view is there are no meaningful patents having expiration dates prior to 2016.

We also hold or have applied for 35 trademarks in the United States, as well as 22 trademarks in foreign countries. These trademarks include the Wabash®, Wabash National® and Transcraft® brand names as well as trademarks associated with our proprietary products such as the DuraPlate® trailer, the RoadRailer® trailer and the Eagle® trailer. We believe these trademarks are important for the identification of our products and the associated customer goodwill; however, our business is not materially dependent on such trademarks.

Research and Development

Research and development expenses are charged to earnings as incurred and were $4.3 million, $2.6 million and $2.6 million in 2006, 2005 and 2004, respectively.

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

Employees

As of December 31, 2006 and 2005, we had approximately 4,100 and 3,600 full-time associates, respectively. The December 31, 2006 headcount includes approximately 350 of our full-time hourly associates under labor union contracts, which expire in 2009 at our Mt. Sterling, Kentucky facility and in 2007 at our Anna, Illinois facility. During 2006, approximately 20% of our total production workforce included temporary associates. We place a strong emphasis on employee relations through educational programs and quality improvement teams. We believe our employee relations are good.

Executive Officers of Wabash National Corporation

The following are the executive officers of the Company:

Name	Age	Position

Richard J. Giromini	53	President and Chief Executive Officer, Director
Rodney P. Ehrlich	60	Senior Vice President — Chief Technology Officer
Bruce N. Ewald	55	Senior Vice President — Sales and Marketing
William P. Greubel	55	Chairman and Executive Director
Timothy J. Monahan	54	Senior Vice President — Human Resources
Robert J. Smith	60	Senior Vice President — Chief Financial Officer
Joseph M. Zachman	46	Senor Vice President — Manufacturing

Richard J. Giromini.  Mr. Giromini was promoted to President and Chief Executive Officer on January 1, 2007. He had been Executive Vice President and Chief Operating Officer from February 28, 2005 until December 2005 when he was appointed President and a Director of the Company. He had been Senior Vice President — Chief Operating Officer since joining the Company on July 15, 2002. Most recently, Mr. Giromini was with Accuride Corporation from April 1998 to July 2002, where he served in capacities as Senior Vice President — Technology and Continuous Improvement; Senior Vice President and General Manager — Light Vehicle Operations; and President and CEO of AKW LP. Previously, Mr. Giromini was employed by ITT Automotive, Inc. from 1996 to 1998 serving as the Director of Manufacturing. Mr. Giromini also serves on the board of directors of The Wabash Center, a non-profit company dedicated to serving individuals with disabilities and special needs.

Rodney P. Ehrlich.  Mr. Ehrlich has been Senior Vice President — Chief Technology Officer of the Company since January 2004. From 2001 to 2003, Mr. Ehrlich was Senior Vice President of Product Development. Mr. Ehrlich has been in charge of the Company’s engineering operations since the Company’s founding.

Bruce N. Ewald.  Mr. Ewald’s original appointment was Vice President and General Manager of Wabash National Trailer Centers, Inc. when he joined the Company in March 2005. In October 2005, he was promoted to Senior Vice President — Sales and Marketing. Mr. Ewald has nearly 25 years experience in the transportation industry. Most recently, Mr. Ewald was with PACCAR from 1991 to February of 2005 where he served in a number of executive-level positions. Prior to PACCAR, Mr. Ewald spent 10 years with Genuine Parts Co. where he held several positions, including President and General Manager, Napa Auto Parts/Genuine Parts Co.

William P. Greubel.  Mr. Greubel was appointed Executive Director of Wabash National and stepped down as our Chief Executive Officer effective as of January 1, 2007. He remains as our Chairman of the Board of Directors, a position he has held since our 2006 Annual Meeting of Stockholders, and has been a member of our Board of Directors since May 2002. Mr. Greubel served as our Chief Executive Officer from May 2002 until December 2006. He also served as our President from May 2002 until December 2005. He also serves on the Executive Committee of the Board. Mr. Greubel was a Director and Chief Executive Officer of Accuride Corporation, a manufacturer of wheels for trucks and trailers, from 1998 until May 2002 and served as President of Accuride Corporation from 1994 to 1998. Previously, Mr. Greubel was employed by AlliedSignal Corporation from 1974 to 1994 in a variety of positions of increasing responsibility, most recently as Vice President and General Manager of the Environmental Catalysts and Engineering Plastics business units. Mr. Gruebel also serves as a Director of A.O. Smith Corporation.

Timothy J. Monahan.  Mr. Monahan has been Senior Vice President — Human Resources since joining the Company on October 15, 2003. Prior to that, Mr. Monahan was with Textron Fastening Systems from 1999 to

October 2003 where he served as Vice President — Human Resources. Previously, Mr. Monahan served as Vice President — Human Resources at Beloit Corporation. Mr. Monahan serves on the board of directors of North American Tool Corporation.

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

Joseph M. Zachman.  Mr. Zachman joined the Company in May 2005 as Vice President of Manufacturing and in June 2006 he was promoted to Senior Vice President — Manufacturing. Prior to joining Wabash National in May 2005 as Vice President of Manufacturing, Mr. Zachman was with TTM Technologies in Chippewa Falls, Wisconsin, where he served as Vice President and General Manager from December 2002 until December 2004. Previously, Mr. Zachman served as President of CDR Corporation from September 2001 until December 2002; Director of Operations of Sanmina Corporation from September 1997 until September 2001; and worked at Delco Electronics Corporation from January 1984 until September 1997 where he served in numerous positions of increasing responsibility in engineering and manufacturing management.

ITEM 1A — RISK FACTORS

You should carefully consider the risks described below in addition to other information contained or incorporated by reference in this Annual Report before investing in our securities. Realization of any of the following risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Risks Related to Our Business, Strategy and Operations

Cyclical nature of our business.

The truck trailer market has historically been cyclical, with several year periods of growth in trailer sales followed by several years of decline. We are not immune to this cyclicality. In each of the last three years we have been profitable, but we reported net losses aggregating to approximately $346 million for the preceding three years. Our ability to sustain profitability in the future will depend on the successful continued implementation of measures to reduce costs and achieve sales goals, as well as the ability to pass on to customers increases in the prices of raw materials and component parts. While we have taken steps to lower operating costs and reduce interest expense, and have seen our sales improve in recent periods, we cannot assure you that our cost-reduction measures will be successful, sales will be sustained or increased or that we will achieve a sustained return to profitability.

A change in our customer relationships or in the financial condition of our customers could adversely affect our business.

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

We continue to optimize and expand our product offerings to meet our customer needs through our established brands, such as DuraPlate®, DuraPlate HD®, FreightPro®, ArticLite® and Transcraft Eagle®. While we target product development to meet customer needs, there is no assurance that they will be embraced and meet our sales projections. Heavy truck is a very fluid industry in which our customers will make frequent changes to maximize their operations and profits.

Over the past year, we have seen a number of our competitors follow our leadership in the development and use of composite sidewalls that compete directly with our DuraPlate products. Our product development is focused on maintaining our leadership on this product but competitive pressures may erode our market share or margins. We continue to take steps to protect our proprietary rights in our new products. However, the steps we have taken to protect them may not be sufficient or may not be enforced by a court of law. If we are unable to protect our proprietary rights, other parties may attempt to copy or otherwise obtain or use our products or technology. If competitors are able to use our technology, our ability to compete effectively could be harmed.

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

Disruption of our manufacturing operations would have an adverse effect on our financial condition and results of operations.

We manufacture our products at two van trailer manufacturing facilities in Lafayette, Indiana, two flatbed trailer facilities in Anna, Illinois and Mt. Sterling, Kentucky, and one hardwood floor facility in Harrison, Arkansas. An unexpected disruption in our production at any of these facilities for any length of time would have an adverse effect on our business, financial condition and results of operations.

The inability to attract and retain key personnel could adversely affect our results of operations.

Our ability to operate our business and implement our strategies depends, in part, on the efforts of our executive officers and other key employees. Our future success depends, in large part, on our ability to attract and retain qualified personnel, including finance personnel, technical sales professionals and engineers. The unexpected loss of services of any of our key personnel or the failure to attract or retain other qualified personnel could have a material adverse effect on the operation of our business.

The inability to realize additional costs savings could weaken our competitive position.

If we are unable to continue to successfully implement our program of cost reduction and continuous improvement, we may not realize additional anticipated cost savings, which could weaken our competitive position.

Restrictive covenants in our debt instruments could limit our financial and operating flexibility and subject us to other risks.

The agreements governing our indebtedness include certain covenants that restrict, among other things, our ability to:

•	incur additional debt;

•	pay dividends on our common stock in excess of $20 million per year;

•	repurchase our common stock not to exceed $50 million over the remaining term of the agreement;

•	consolidate, merge or transfer all or substantially all of our assets;

•	make certain investments, mergers and acquisitions; and

•	create certain liens.

Additionally, should our available borrowing capacity drop below $30 million, we would be subject to a minimum fixed charge coverage ratio of 1.1:1.0 which could limit our ability to make capital expenditures and further limit the amount of dividends we could pay.

Our ability to comply with such agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. In addition, upon the occurrence of an event of default under our debt agreements, the lenders could elect to declare all amounts outstanding under our debt agreements, together with accrued interest, to be immediately due and payable.

We rely significantly on our integrated Enterprise Resource Planning (ERP) solution to support our operations.

We implemented a new ERP system in May 2006. Our new ERP system is expected to integrate departments and functions across Wabash, enhance the ability to service customers and improve our control environment. As a result of the implementation of our ERP system, we encountered manufacturing inefficiencies that arose in the second and third quarters of 2006 related to parts shortages and issues with inbound logistics that had a detrimental impact on scheduling and production. Since implementation, we have stabilized the system and have begun the process to improve utilization, optimize performance and obtain expected improvements in our operations. However, if these problems recur or we are not able to implement the enhancements identified, our ability to manage operations and the customers we serve could be adversely impacted.

Risks Particular to the Industry in Which We Operate

Our business is highly cyclical, which could adversely affect our sales and results of operations.

The truck trailer manufacturing industry historically has been and is expected to continue to be cyclical, as well as affected by overall economic conditions. New trailer shipments for the trailer industry reached its most recent peak of approximately 306,000 units in 1999, falling to approximately 140,000 by 2001 and rebounding to approximately 277,000 units in 2006. Customers historically have replaced trailers in cycles that run from five to twelve years, depending on service and trailer type. Poor economic conditions can adversely affect demand for new trailers and in the past have led to an overall aging of trailer fleets beyond this typical replacement cycle. Customers’ buying patterns can also reflect regulatory changes, such as the federal hours-of-service rules and the 2007 federal emissions standards. Our business is likely to continue to be highly cyclical based on current and expected economic conditions and regulatory factors.

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

The trading price of our common stock has been and may continue to be subject to large fluctuations. Our common stock price may increase or decrease in response to a number of events and factors, including:

•	trends in our industry and the markets in which we operate;

•	changes in the market price of the products we sell;

•	the introduction of new technologies or products by us or our competitors;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	operating results that vary from the expectations of securities analysts and investors;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, financings or capital commitments;

•	changes in laws and regulations;

•	general economic and competitive conditions; and

•	changes in key management personnel.

This volatility may adversely affect the prices of our common stock regardless of our operating performance. The price of our common stock also may be adversely affected by the amount of common stock issuable upon conversion of our 3.25% convertible senior notes due 2008. Assuming $125 million in aggregate principal amount of these notes are converted at a conversion price of $18.83, which has been adjusted for the impact of dividend payments, the number of shares of our common stock outstanding would increase by 6.6 million, or approximately 22%. The conversion feature of these senior notes is subject to further adjustment in connection with the payment of future cash dividends. As a result of any future payment of a cash dividend, upon any conversion of the notes, we would be required to issue additional shares of common stock.

In addition, our common stock has experienced low trading volume in the past.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

Manufacturing Facilities

We own and operate trailer manufacturing facilities in Lafayette, Indiana; Anna, Illinois; and Mt. Sterling, Kentucky; and a trailer floor manufacturing facility in Harrison, Arkansas. Our main Lafayette facility is a 1.2 million square foot facility that houses truck trailer and composite material production, tool and die operations, research laboratories and offices. The second Lafayette facility is 0.6 million square feet, primarily used for the production of refrigerated trailers. The plants located in Anna and Mt. Sterling, approximately 0.1 million square feet each, conduct the manufacturing operations of our flatbed trailer business. In total, our facilities have the capacity to produce in excess of 80,000 trailers annually on a three-shift, five-day workweek schedule.

Retail and Distribution Facilities

Retail and distribution facilities include 10 sales and service branches and six locations that sell new and used trailers (five of which are leased). Each sales and service branch consists of an office, parts warehouse and service space, and ranges in size from 20,000 to 50,000 square feet per facility. Fourteen branches are located in 11 states and two branches are located in two Canadian provinces.

We own a 0.3 million square foot warehouse facility in Lafayette, Indiana.

Wabash owned properties are subject to security interests held by our bank lenders.

ITEM 3 — LEGAL PROCEEDINGS

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

Intellectual Property

On July 24, 2006, we filed a patent infringement suit against Trailmobile Corporation in the United States District Court for the Northern District of Illinois Eastern Division (Civil Action No. 06 CV 3991); and amended the Complaint on November 1, 2006 to include another patent. On December 1, 2006, Trailmobile Corporation filed its Answer to the Amended Complaint, along with a Counterclaim seeking a finding of non-infringement. We answered on December 8, 2006, denying any wrongdoing or merit to the allegations as set forth in the Counterclaim.

We believe that the claims asserted by Trailmobile Corporation are without merit and we intend to defend our position. We believe that the resolution of this lawsuit will not have a material adverse effect on our financial position, liquidity or future results of operations; however, at this stage of the proceeding, no assurance can be given as to the ultimate outcome of the case.

Environmental

In September 2003, we were noticed as a potentially responsible party (PRP) by the United States Environmental Protection Agency pertaining to the Motorola 52nd Street (Phoenix, Arizona) Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. PRPs include current and former owners and operators of facilities at which hazardous substances were disposed. EPA’s allegation that we were a PRP arises out of the operation of a former branch facility located approximately five miles from the original site, which we acquired and subsequently disposed. According to the notice, the site currently encompasses an area of groundwater contaminated by volatile organic compounds seven miles long and one mile wide. The site was placed on the National Priorities List in 1989. Motorola has been operating an interim groundwater containment remedy since 2001. We do not expect that these proceedings will have a material adverse effect on our financial condition or results of operations.

In January 2006, we received a letter from the North Carolina Department of Environment and Natural Resources indicating that a site that we formerly owned near Charlotte, North Carolina has been included on the state’s October 2005 Inactive Hazardous Waste Sites Priority List. The letter states that we were being notified in fulfillment of the state’s “statutory duty” to notify those who own and those who at present are known to be responsible for each Site on the Priority List. No action is being requested from us at this time. We do not expect that this designation will have a material adverse effect on our financial condition or results of operations.

ITEM 4 — SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None to report.

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information Regarding our Common Stock

Our common stock is traded on the New York Stock Exchange (ticker symbol: WNC). The number of record holders of our common stock at February 26, 2007 was 1,100.

We paid quarterly dividends of $0.045 per share on our common stock in both 2006 and 2005. Prior to 2005, no dividends had been paid since the third quarter of 2001. Our amended asset-based loan agreement limits the payment of cash dividends to $20 million per year. Payments of cash dividends depend on future earnings, capital availability and financial condition.

High and low stock prices as reported on the New York Stock Exchange for the last two years were:

	High	Low

2005

First Quarter	$27.77	$24.00
Second Quarter	$27.98	$23.18
Third Quarter	$25.16	$19.24
Fourth Quarter	$20.39	$16.91
2006

First Quarter	$21.39	$18.44
Second Quarter	$20.50	$14.74
Third Quarter	$15.58	$12.15
Fourth Quarter	$15.41	$13.28

Performance Graph

The following graph shows a comparison of cumulative total returns for an investment in our Common Stock, the S&P 500 Composite Index and the Dow Jones Transportation Index. It covers the period commencing December 31, 2001 and ending December 31, 2006. The graph assumes that the value for the investment in our common stock and in each index was $100 on December 31, 2001 and that all dividends were reinvested. This graph is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the 1934 Act, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended, or the 1934 Act.

Comparative of Cumulative Total Return
December 31, 2001 through December 31, 2006
Among Wabash National Corporation, the S&P 500 Index
and the Dow Jones Transportation Index

Purchases of Our Equity Securities

The Company’s Board of Directors approved an amendment to its stock repurchase program on August 9, 2006, allowing the Company to repurchase up to $50 million of common stock without placing a limitation on the number of shares. As of December 31, 2006, $36.1 million remained available under the program. Stock repurchases under this program may be made in the open market or in private transactions, at times and in amounts that management deems appropriate, until September 15, 2007. During 2006, the Company repurchased 726,300 shares for $10.5 million.

The following table summarizes the purchases made in the program during the fourth quarter of 2006:

			Maximum Amount of
			Available Funds to
	Total Number		Purchase Shares
	of Shares	Average Price	Under the Plan
Period	Purchased	Paid per Share	(in millions)

October 2006	—	$—	$46.1
November 2006	258,600	14.07	42.5
December 2006	427,900	14.95	36.1

	686,500	$14.62	$36.1

ITEM 6 — SELECTED FINANCIAL DATA

The following selected consolidated financial data with respect to Wabash for each of the five years in the period ended December 31, 2006, have been derived from our consolidated financial statements. Transcraft’s operating results are included in our 2006 consolidated financial statements from the date of acquisition. The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)

Statement of Operations Data:
Net sales	$1,312,180	$1,213,711	$1,041,096	$887,940	$819,568
Cost of sales	1,207,687	1,079,196	915,310	806,963	773,756
Loss on asset impairment	—	—	—	28,500	2,000

Gross profit	104,493	134,515	125,786	52,477	43,812
Selling, general and administrative expenses	66,227	54,521	57,003	61,724	80,759
Impairment of goodwill	15,373	—	—	—	—
Restructuring charges	—	—	—	—	1,813

Income (loss) from operations	22,893	79,994	68,783	(9,247)	(38,760)
Interest expense	(6,921)	(6,431)	(10,809)	(31,184)	(34,945)
Foreign exchange gains and losses, net	(77)	231	463	5,291	5
Loss on debt extinguishment	—	—	(607)	(19,840)	(1,314)
Other, net	407	262	1,175	(2,247)	3,546

Income (loss) before income taxes	16,302	74,056	59,005	(57,227)	(71,468)
Income tax expense (benefit)	6,882	(37,031)	600	—	(15,278)

Net income (loss)	$9,420	$111,087	$58,405	$(57,227)	$(56,190)

Basic net income (loss) per common share	$0.30	$3.57	$2.10	$(2.26)	$(2.43)

Diluted net income (loss) per common share	$0.30	$3.06	$1.80	$(2.26)	$(2.43)

Cash dividends declared per common share	$0.18	$0.18	$—	$—	$—

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Balance Sheet Data:
Working capital	$154,880	$213,201	$108,101	$41,970	$55,052
Total assets	$556,483	$548,653	$432,046	$397,036	$565,569
Total debt and capital leases	$125,000	$125,500	$127,500	$227,316	$346,857
Stockholders’ equity	$277,955	$278,702	$164,574	$22,162	$73,984

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2006, and our capital resources and liquidity as of December 31, 2006. Our discussion begins with our assessment of the condition of the North American trailer industry along with a summary of the actions we have taken to reposition Wabash. We then analyze the results of our operations for the last three years, including the trends in the overall business and our operations segments, followed by a discussion of our cash flows and liquidity, capital markets events and transactions, our new credit facility, and contractual commitments. We then provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. These are the critical accounting policies that affect the recognition and measurement of our transactions and the balances in our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements that we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

As part of our commitment to expand our customer base and grow our market leadership, we acquired Transcraft Corporation on March 3, 2006. Transcraft’s operating results are included in our consolidated financial statements in the manufacturing segment from the date of acquisition.

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

Executive Summary

The year 2006 was mixed with both success and challenge for us. We faced continued upward pressure from raw materials commodity prices, had a difficult launch of our new automated manufacturing line and faced disruptions related to our new Enterprise Resource Planning (ERP) system. We have made significant progress throughout the year in overcoming most of these challenges. In addition, we successfully completed the acquisition of Transcraft Corporation. As we move forward, we expect the overall trailer market for 2007 to decline from 2006 and then recover in 2008. We continue to focus on the improvement of our manufacturing and retail operations, expanding our customer base, introducing products that meet customers’ needs, exiting non-core operations and strengthening our capital structure.

Operating Performance

We measure our operating performance in four key areas — Safety/Environmental, Quality, Productivity and Cost Reduction. Our objective of being better today than yesterday, and better tomorrow than we are today is simple, straightforward and easily understood by all our associates.

•	Safety/Environmental. We have made improvements to our total recordable incident rate resulting in a 14.4% reduction in our workers compensation costs in 2006 compared to 2005. We maintain ISO 14001 registration of our Environmental Management System. We believe that our improved environmental, health and safety management translates into higher labor productivity and lower costs as a result of less time away from work and improved system management.

•	Quality. We monitor product quality on a continual basis through a number of means for both internal and external performance as follows:

—	Internal performance. Our primary internal quality measurement is Process Yield (PY). PY is a performance metric that measures the impact of all aspects of the business on our ability to ship trailers at the end of the production process. In 2006, PY was adversely impacted with the implementation of our ERP system; however, post-implementation improvements enabled us to exceed previous year’s levels.

—	External performance. We actively measure and track our warranty claims and costs. We utilize this information, along with other data, to drive continuous improvement initiatives relative to product quality and reliability. Through these efforts, we have seen decreasing rates of warranty payments over the last three years.

•	Productivity. We measure productivity on many fronts. Some key indicators include production line speed, man-hours per trailer and inventory levels. Improvements over the last several years in these areas have translated into significant improvements in our inventory turns, which is a commonly used measure of working capital efficiency, to approximately 10 and 11 turns per year in 2006 and 2005, respectively, compared to approximately six turns in 2002.

•	Cost Reduction. During 2002, we introduced our Continuous Improvement (CI) initiative. Since introduction, over 500 CI events have been completed with 80 executed in 2006. The scope in 2006 focused on the new ERP system, improved supply chain performance, improving Alpha line production levels, and continuing Branch CI activity. We rolled out CI training to additional key support associates to capture increased savings in 2007, further embedding the continuous improvement culture into everything we do. We also continue to refine our systems to ensure the processes we create are sustained going forward.

Industry Trends

Freight transportation in the United States, according to the American Trucking Association (ATA), was estimated to be a $623 billion industry in 2005 (the latest such information available). ATA estimates that approximately 69% of all freight tonnage is carried by trucks at some point during its shipment, accounting for approximately 84% of freight industry revenue in the United States. Trailer demand is a direct function of the amount of freight to be transported. To monitor the state of the industry, we evaluate a number of indicators related to trailer manufacturing and the transportation industry. Information is obtained from sources such as ACT, ATA, Cass Logistics and Eno Transportation Foundation. Recent trends we have observed include the following:

•	Improvement in the Number of Units Shipped. After reaching a high of approximately 306,000 units shipped in 1999, shipments by the U.S. trailer industry declined to approximately 140,000 units in 2001. Unit shipments rebounded to approximately 183,000, 235,000, 256,000 and 277,000 in 2003, 2004, 2005 and 2006, respectively. ACT estimates shipments will be approximately 268,000 in 2007 and 274,000 in 2008. Our view is that shipments will be approximately 5% to 10% lower than the current 2007 ACT forecast due to a slower economic and freight demand environment and the impact of raw material costs on trailer prices.

•	Increasing Age of Truckload Motor Carrier Trailer Fleets. During the three-year period ending December 31, 2005 (the latest such information available), the average age of trailer fleets increased from approximately 54 months to 59 months. We believe this increase resulted in part from deferred purchases by many motor carriers. This trend suggests to us that there may be pent-up replacement demand for trailers.

•	Stable Rate of New Trailer Orders. According to ACT, quarterly industry order placement rates remain stable, achieving per month ranges of 12,500 to 32,500 in 2005, and 12,000 to 37,000 in 2006. Total trailer orders in 2006 were 278,000 units, a 6% increase from 262,000 units ordered in 2005.

•	Other Developments. Other developments and our view of their potential impact on the industry include:

—	New U.S. federal truck emission regulations took effect in January 1, 2007, resulting in cleaner, yet less fuel-efficient and more costly tractor engines. As a consequence, many trucking firms accelerated purchases of tractors prior to the effective date of the regulation, significantly reducing the historical trailer-to-tractor ratio of 1.5 to 1, to 1.4 to 1 during 2006, according to ACT. While we foresee the trailer-to-tractor ratio continuing at slightly better than this level in 2007, we believe the ratio is unlikely to return to prior historic norms.

—	Technology advances in trailer tracking and route management implemented by motor carriers, which have led to increased trailer utilization and lowered trailer-to-tractor ratios, could result in reduced trailer demand.

—	Truck driver shortages experienced over the past several years have constrained freight market capacity growth in large part due to the difficulty in hiring and retaining drivers. As a result, trucking companies are under increased pressure to look for alternative ways to move freight, leading to more intermodal freight movement. We believe that railroads are at or near capacity, which will limit their ability to grow and we therefore expect that the majority of freight will still be moved by truck.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2006	2005	2004
	(Percentage of Net Sales)

Net sales	100.0%	100.0%	100.0%
Cost of sales	92.0	88.9	87.9

Gross profit	8.0	11.1	12.1
General and administrative expenses	4.0	3.2	4.0
Selling expenses	1.1	1.3	1.5
Impairment of goodwill	1.2	—	—

Income from operations	1.7	6.6	6.6
Interest expense	(0.5)	(0.5)	(1.0)
Foreign exchange gains and losses, net	—	—	0.1
Loss on debt extinguishment	—	—	(0.1)
Other, net	—	—	0.1

Income before income taxes	1.2	6.1	5.7
Income tax expense (benefit)	0.5	(3.1)	0.1

Net income	0.7%	9.2%	5.6%

2006 Compared to 2005

Net Sales

Net sales in 2006 were $1.3 billion, an increase of $98.5 million, or 8.1%, compared to 2005. By business segment, net external sales and related units sold were as follows (in millions, except unit data):

	Year Ended December 31,
	2006	2005	% Change

Sales by Segment:
Manufacturing	$1,120.7	$968.4	15.7%
Retail and Distribution	191.5	245.3	(21.9)%

Total	$1,312.2	$1,213.7	8.1%

New Trailers:	(units)
Manufacturing	55,500	50,500	9.9%
Retail and Distribution	3,900	5,600	(30.4)%

Total	59,400	56,100	5.9%

Used Trailers	6,600	6,000	10.0%

Manufacturing segment sales in 2006 were $1.1 billion, an increase of $152.3 million, or 15.7%, compared to 2005. The increase was primarily due to the inclusion of $95.0 million in sales, or approximately 4,600 units, from Transcraft since the date of acquisition and increased average selling prices for van trailers as van unit volumes were flat. The average selling prices for van trailers increased approximately 5.3% from 2005 due to our ability to pass along a portion of the increases in material costs and changes in product mix as more higher-priced refrigerated units and fewer lower-priced convertible dollies and containers were sold compared to the prior year.

Retail and distribution segment sales were $191.5 million in 2006, a decrease $53.8 million, or 21.9%, compared to 2005. New trailer sales in this segment decreased $45.8 million and sales for parts and service declined $7.5 million in 2006 primarily as a result of fewer retail outlets in operation during 2006. Used trailer sales were comparable with the prior year although selling prices were less favorable in 2006 due to product mix. .

Gross Profit

Gross profit in 2006 was $104.5 million compared to $134.5 million in 2005, a decrease of $30.0 million or 22.3%. Gross profit as a percent of sales was 8.0% in 2006 compared to 11.1% in 2005. As discussed below, both of our segments were impacted as follows (in millions):

	Year Ended December 31,
	2006	2005	% Change

Gross Profit by Segment:
Manufacturing	$89.5	$112.9	(20.7)%
Retail and Distribution	15.4	19.8	(22.2)%
Intercompany Profit Eliminations	(0.4)	1.8

Total Gross Profit	$104.5	$134.5	(22.3)%

Manufacturing segment gross profit in 2006 decreased $23.4 million or 20.7%. Gross profit as a percentage of sales was 8.0% in 2006 compared to 11.7% in 2005. The decrease in gross profit and gross profit as a percentage of sales was largely due to the impact of higher raw material costs, primarily steel and aluminum. These were offset by gross profit contributions from Transcraft of $17.4 million since the date of acquisition. Additionally, the decrease was driven by manufacturing inefficiencies that arose in the second and third quarters of 2006 related to parts shortages and issues with inbound logistics that had a detrimental impact on scheduling and production. These inefficiencies were primarily the result of issues arising from the implementation of our new ERP system.

Retail and distribution segment gross profit in 2006 was $15.4 million, a decrease of $4.4 million, or 22.2% compared to 2005. This was a result of lower sales primarily driven by fewer retail outlets in 2006 as compared with 2005. The retail and distribution segment’s gross profit as a percent of sales was 8.0% in 2006, compared to 8.1% in 2005.

General and Administrative Expenses

General and administrative expense increased $11.9 million to $51.2 million in 2006 from $39.3 million in 2005. The increase was largely due to the inclusion of $6.4 million from Transcraft since the date of acquisition, including $4.0 million of amortization expense for intangible assets acquired. Outside professional fees related to ERP implementation of $1.7 million, higher stock-based compensation costs of $1.5 million, primarily the result of adoption of SFAS No. 123(R), and $1.5 million of additional amortization of our new ERP system, also contributed to the increase. These increases were slightly offset by a decrease of $1.2 million in employee compensation.

Impairment of Goodwill

As part of the preparation of our financial statements, we conducted our annual impairment test of goodwill as of October 1, 2006 and determined that the goodwill within the Retail and Distribution reporting unit was impaired. We determined that the book value of the reporting unit exceeded the estimated fair market value of the reporting unit as determined using the present value of expected future cash flows on the assessment date. After calculating the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit, it was determined that the recorded goodwill of $15.4 million was impaired. The goodwill impairment was the result of the revised outlook as determined by our budgeting process for future periods. Future periods are being impacted by recent changes in the pattern of used trailer grade activity by larger fleet operators resulting in longer trade cycles and increased levels of direct sales of used trailers by customers. These changes impact both the profitability of used trailer and the parts and services operations. Also impacting future periods is the continued reduction of our retail locations.

Other Income (Expense)

Interest expense increased $0.5 million, or 7.6%, in 2006 to $6.9 million due to increased average borrowings during the year as our cost of borrowing remained relatively flat.

Income Taxes

In 2006, we recognized income tax expense of $6.9 million compared to a tax benefit of $37.0 million in 2005. The effective rate for 2006 was 42.2%. This rate includes recognition of the reversal of valuation allowance and reserves primarily resulting from the settlement of certain state income tax positions totaling $4.8 million. We also recognized $5.6 million of valuation allowance against foreign losses incurred during the year. As of December 31, 2006, we had approximately $70 million of remaining U.S. federal income tax net operating loss carryforwards, which will expire in 2022 if unused, and which may be subject to other limitations on use under Internal Revenue Service rules.

In 2005, we determined that a portion of our previously reserved deferred tax assets were more likely than not realizable based on criteria set forth in SFAS No. 109. As a result, we reversed $37.3 million of valuation allowance previously recorded and, additionally, we utilized $30.0 million of net operating losses (NOL) to offset 2005 income.

2005 Compared to 2004

Net Sales

Net sales in 2005 increased $172.6 million compared to the 2004 period. By business segment, net external sales and related units sold were as follows (in millions, except unit data):

	Year Ended December 31,
	2005	2004	% Change

Sales by Segment:
Manufacturing	$968.4	$806.0	20.1%
Retail and Distribution	245.3	235.1	4.3%

Total	$1,213.7	$1,041.1	16.6%

New Trailers:	(units)
Manufacturing	50,500	45,100	12.0%
Retail and Distribution	5,600	6,100	(8.2)%

Total	56,100	51,200	9.6%

Used Trailers	6,000	6,900	(13.0%)

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

Gross Profit

Gross profit in 2005 increased $8.7 million to $134.5 million compared to $125.8 million in 2004. Gross profit as a percent of sales was 11.1% compared to 12.1% in 2004. As discussed below, both of our segments were impacted as follows (in millions):

	Year Ended December 31,
	2005	2004	% Change

Gross Profit by Segment:
Manufacturing	$112.9	$110.8	1.9%
Retail and Distribution	19.8	16.8	17.9%
Intercompany Profit Eliminations	1.8	(1.8)

Total Gross Profit	$134.5	$125.8	6.9%

The manufacturing segment’s gross profit in 2005 was positively impacted by an increase in unit volume over 2004 and our ability to raise prices to offset increases in average per trailer raw material costs, including the effects of product mix. Gross profit as a percentage of sales was 11.7% in 2005, a 2.0 percentage point decrease from 2004. The decrease in margin percentage was impacted by:

•	Product mix including a larger percentage of lower margin units being sold in 2005 as compared to 2004;

•	Manufacturing inefficiencies that arose towards the end of the second quarter 2005 related to the utilization of personnel, parts shortages and an increased focus on product quality; and

•	Start-up inefficiencies in the production of a new container product resulted in higher material, labor and overhead costs per unit.

Further, gross profit in 2005 was negatively impacted by higher warranty expense of $3.1 million due in large part to additional provisions for trailers produced prior to 2003. We also incurred additional trailer delivery costs of $1.5 million in 2005 compared to 2004. The 2004 period benefited from the favorable outcome of residual contingencies of $0.8 million.

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

Liquidity and Capital Resources

Capital Structure

Today, our capital structure is comprised of a mix of equity and debt. As of December 31, 2006, our debt to equity ratio is approximately 0.4:1.0. Our objective is to generate operating cash flows sufficient to fund normal working capital requirements, capital expenditures, to be positioned to take advantage of market opportunities, pay dividends and fund potential stock repurchases.

Debt Amendment

On March 6, 2007, we entered into a Second Amended and Restated Loan and Security Agreement (Revolving Facility) with our lenders. The Revolving Facility replaced our prior facility. The Revolving Facility increased the capacity under the facility from $125 million to $150 million, subject to a borrowing base, and extended the maturity date of the facility from September 30, 2007 to March 6, 2012. The Revolving Facility provides for a letter of credit and letter of credit guaranty and a swingline loan subfacility and allows for overadvances in certain circumstances. In addition to Wabash National Corporation, certain of our subsidiaries are also borrowers under the Revolving Facility.

The borrowing base equals (1) 90% of the net amount of eligible accounts, (2) plus the least of (a) 85% of the net orderly liquidation percentage of eligible inventory and (b) the sum of (i) 85% of the net orderly liquidation value of eligible trailer inventory plus (ii) 75% of the value of eligible bill and hold inventory plus (iii) 70% of the value of eligible inventory consisting of raw materials or parts (including bill and hold inventory not constituting eligible bill and hold inventory) plus (iv) 50% of the value of eligible inventory consisting of work-in-process (3) plus a fixed asset sublimit equal to $21 million which amount shall be reduced by $1 million on the first day of each January, April, July and October, commencing on April 1, 2007.

We have the option to increase the credit facility by up to an additional $100 million during the term of the facility, subject to a borrowing base. The lenders under the Revolving Facility are under no obligation to provide any additional commitments and any increase in commitments will be subject to customary conditions precedent.

Interest Rate and Fees.  Borrowings under the Revolving Facility bear interest at a rate equal to, at our option, either (1) a base rate determined as Bank of America, N.A.’s prime rate for commercial loans or (2) a LIBOR rate determined on the basis of the offered rates for deposits in U.S. dollars, for a period of time comparable to the applicable interest rate period, which appears on the Telerate page 3750 as of 11am (London time), on the day that is two London banking days preceding the first day of the interest period, in each case plus an applicable margin. The applicable margin for borrowings under the Revolving Facility ranges from 0.00% to 0.75% for base rate borrowings and 1.25% to 2.25% for LIBOR borrowings, subject to adjustment based on the average availability under the Revolving Facility. Until September 30, 2007, the applicable margin is 0.00% for base rate borrowings and 1.25% for LIBOR borrowings.

In addition to paying interest on the outstanding principal under the Revolving Facility, we are required to pay an annual agency fee to our administrative agent in the amount of $50,000 each year the Revolving Facility is outstanding other than the first year. We are also required to pay an unused line fee equal to 0.25% on the unused portion of the Revolving Facility and other customary fees.

Mandatory Repayments.  If we receive proceeds from the sale of any collateral or certain other dispositions, we are required to repay a sum equal to 100% of the net proceeds (including insurance payments but net of costs and taxes incurred in connection with the sale or event). If we issue any additional indebtedness (excluding any indebtedness issued in connection with a refinancing of our Senior Convertible Notes), we are required to repay a sum equal to 100% of the net proceeds of the issuance of the indebtedness. If we issue equity other than certain customary exceptions, we are required to repay a sum equal to 50% of the net proceeds of the issuance.

Further, if we receive proceeds from any tax refunds, indemnity payments or pension plan reversions, we are required to repay a sum equal to 100% of the proceeds.

Any repayment shall be applied to reduce the outstanding principal balance of the Revolving Facility but shall not permanently reduce the capacity to borrow under the facility.

If an event of default has occurred, we may be required to repay the outstanding balance under the Revolving Facility, together with accrued and unpaid interest thereon and all other fees and obligations accrued there under.

Voluntary Repayments.  We may repay the outstanding balance under the Revolving Facility from time to time without premium or penalty other than customary breakage costs with respect to LIBOR loans. In addition, we may opt to reduce the capacity under the Revolving Facility in an aggregate amount not to exceed $25 million during the term of the Revolving Facility. Upon 30 days’ prior written notice, we may terminate the Revolving Facility if we have satisfied all outstanding obligations under the Revolving Facility and cash collateralized any outstanding letters of credit and letters of credit guaranties.

Guarantees and Security.  Certain of our subsidiaries unconditionally guaranty all obligations under the Revolving Facility. All obligations under the Revolving Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by a first-priority security interest in, or pledge of, certain personal and real property of the Company and certain direct and indirect subsidiaries, including inventory, accounts, certain investment property, shares of capital stock in each domestic subsidiary, general intangibles, intellectual property, certain security and deposit accounts and certain related assets and proceeds of the foregoing.

Certain Covenants and Events of Default.  The Revolving Facility includes certain covenants that restrict, among other things and subject to certain exceptions, our ability and the ability of our subsidiaries to:

•	incur additional debt;

•	pay any distributions, including dividends on our common stock in excess of $20 million per year;

•	repurchase our common stock in excess of $50 million over the term of the agreement;

•	consolidate, merge or transfer all or substantially all of our assets;

•	make certain investments, loans, mergers and acquisitions;

•	enter into material transactions with affiliates unless in the ordinary course, upon fair and reasonable terms and no less favorable than would be obtained in a comparable arms-length transaction;

•	use proceeds from the Revolving Facility to make payment on certain indebtedness, excluding certain payments relating to our Senior Convertible Notes and indebtedness incurred in connection with a repurchase of our Senior Convertible Notes;

•	amend the terms of certain indebtedness;

•	sell, lease or dispose of certain assets;

•	amend our organizational documents in certain circumstances;

•	enter into operating leases with an aggregate rentals payable in excess of $10 million;

•	change in any material respect the nature of our business conducted as of March 6, 2007; and

•	create certain liens.

Additionally, should our available borrowing capacity drop below $30 million, we would be subject to a minimum fixed charge coverage ratio of 1.1:1.0 which could limit our ability to make capital expenditures and stock repurchases and further limit the amount of dividends we could pay. Also, the definition of earnings before interest, taxes, depreciation and amortization (EBITDA) was further amended to exclude expenses relating to the issuance of any new convertible indebtedness.

The Revolving Facility also requires that no later than May 1, 2008, we do one or more of the following in connection with our Senior Convertible Notes: (i) repurchase all or a portion of the Senior Convertible Notes, (ii) defease any outstanding indebtedness evidenced by the Senior Convertible Notes or (iii) institute cash reserves equal to the outstanding principal balance of the Senior Convertible Notes from funds other than proceeds from the Revolving Facility, which cash reserves shall only be used to satisfy our obligations under the Senior Convertible Notes and which shall remain in place until the Senior Convertible Notes have been paid in full.

The Revolving Facility also contains additional customary affirmative covenants and events of default, including among other events, certain cross defaults, business disruption, condemnation and change in ownership.

Previous Amendments.  Prior to entering into the Revolving Facility on February 14, 2006, we and our lenders entered into a consent and amendment of the prior facility. The consent allowed the completion of the Transcraft acquisition. Additionally, the definition of EBITDA was amended to exclude expenses relating to stock options and restricted stock grants, which are additional add-backs to EBITDA.

On September 23, 2005, we and our lenders also entered into an amendment of the prior facility to, among other things, allow dividend payments up to $20 million per fiscal year and allow the repurchase of up to $50 million of common stock over the remaining term of the agreement. Under the repurchase program, adopted by our Board of Directors on September 26, 2005, we could repurchase up to two million shares of our common stock on the open market or in private transactions, at times and amounts deemed appropriate. On August 9, 2006, our Board of Directors approved an amendment to our repurchase program allowing us to repurchase up to $50 million without limitation on the number of shares. We may limit or terminate the program at any time. During 2006 and 2005, we repurchased 726,300 and 189,000 shares at a cost of $10.5 million and $3.4 million, respectively. The total amount purchased under the program as of December 31, 2006 was 915,300 shares at a cost of $13.9 million. In 2006 and 2005, we declared dividends of $5.7 million and $5.6 million, respectively.

Cash Flow

Operating activities provided $51.8 million in cash in 2006 compared to $50.5 million in 2005. Working capital utilized $4.2 million of cash in 2006 compared to $40.7 million in 2005. The use by working capital in 2006 was more than offset by net income (adjusted for non-cash items) of $56.0 million in 2006 as outlined below:

•	Accounts receivables decreased $26.1 million during 2006 compared to an increase of $43.6 million in 2005, due to lower van sales in December 2006 compared to 2005 driven by the timing of customer shipments. Days sales outstanding (DSO), a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was approximately 28 days in 2006 compared to 35 days in 2005.

•	Inventory increased $20.3 million during 2006 compared to an increase of $13.7 million in 2005. The 2006 increase is due primarily to higher new trailer inventories, increased raw materials inventory related primarily to tires as we procured stock in advance of requirements to ensure availability of product and increased raw material prices for commodities such as steel and aluminum. Inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns, were 10 times in 2006 compared to 11 times in 2005.

Investing activities used $75.1 million during 2006, including $69.3 million used for the Transcraft acquisition and $12.9 million for capital improvement projects, most notably our ERP implementation of $5.6 million.

Financing activities used $14.2 million during 2006, primarily due to the repurchase of common stock and payment of dividends.

As of December 31, 2006, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to approximately $147.4 million and total debt and lease obligations amounted to approximately $130.0 million, including $5.0 million of off-balance sheet operating leases. We expect that in 2007, we will be able to generate sufficient cash flow from operations to fund working capital, capital expenditure requirements and quarterly dividend payments.

Capital Expenditures

Capital spending amounted to $12.9 million for 2006 and is anticipated to be in the range of $13-16 million for 2007.

Outlook

According to the most recent ACT estimates, total trailer industry sales are expected to be down from 2006 to approximately 268,000 units in 2007 and 274,000 units in 2008. As mentioned previously, our view is that shipments will be approximately 5% to 10% lower than the current 2007 ACT forecast. ACT has further reported that industry order rates continue to be healthy with cancellations remaining lower than expected.

As we look ahead to 2007, we anticipate only a modest decrease in van industry production. ACT is estimating that the industry will ship 184,000 units in 2007 compared to 193,000 shipped in 2006. We expect to sell approximately 47,000 vans in 2007, compared to 52,000 in 2006. This modest industry decrease reflects the expected slower economic growth in the first half of 2007. From a platform trailer standpoint, ACT is estimating that the industry will ship 29,000 units in 2007, compared to 33,000 shipped in 2006. Through Transcraft, we expect to sell approximately 5,000 platform trailers, compared to 4,600 in 2006. The decrease in the platform market is attributed to a slower economy and new housing construction market. Overall, ACT is predicting that the trailer industry will remain healthy through 2008.

We believe we are in a strong position in the industry because (1) our core customers are among the dominant participants in the trucking industry, (2) our DuraPlate® trailer continues to have increased market acceptance, (3) our focus is on developing solutions that reduce our customers trailers maintenance costs, and (4) we expect some expansion of our presence into the mid-market carriers. In 2006, we added approximately 70 new mid-market customers accounting for orders of over 4,300 new trailers. Since implementing our mid-market sales strategy three years ago, we have added over 200 new mid-market customers accounting for orders for over 15,000 new trailers.

The 2007 year will also see us facing pricing headwinds and continued pressure from raw material and component pricing. As has been our policy, we expect to attempt to pass along raw material and component price increases to our customers. Looking ahead, we have a focus on continuing to develop innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition to increase profitability.

Contractual Obligations and Commercial Commitments

A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of December 31, 2006 are as follows (in millions):

	2007	2008	2009	2010	2011	Thereafter	Total

DEBT (excluding interest):
Senior Convertible Notes	$—	$125.0	$—	$—	$—	$—	$125.0
Bank Revolver (due 2012)	—	—	—	—	—	—	—

TOTAL DEBT	$—	$125.0	$—	$—	$—	$—	$125.0

OTHER:
Operating Leases	$1.8	$1.3	$0.8	$0.6	$0.3	$0.2	$5.0

TOTAL OTHER	$1.8	$1.3	$0.8	$0.6	$0.3	$0.2	$5.0

OTHER COMMERCIAL COMMITMENTS:
Letters of Credit	$7.5	$—	$—	$—	$—	$—	$7.5
Purchase Commitments	40.1	—	—	—	—	—	40.1
Residual Guarantees	1.8	—	—	—	—	—	1.8

TOTAL OTHER COMMERCIAL COMMITMENTS	$49.4	$—	$—	$—	$—	$—	$49.4

TOTAL OBLIGATIONS	$51.2	$126.3	$0.8	$0.6	$0.3	$0.2	$179.4

Residual guarantees represent commitments related to certain new trailer sales transactions prior to 2002 where we had entered into agreements to guarantee end-of-term residual value. The agreements also contain an option for us to purchase the used equipment at a predetermined price. We have purchase options of $4.7 million on the aforementioned trailers.

Operating leases represent the total future minimum lease payments.

We have $40.1 million in purchase commitments through December 2007 for aluminum, which is within normal production requirements.

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

We consider an accounting estimate to be critical if:

•	it requires us to make assumptions about matters that were uncertain at the time we were making the estimate; and

•	changes in the estimate or different estimates that we could have selected would have had a material impact on our financial condition or results of operations.

The table below presents information about the nature and rationale for our critical accounting estimates:

	Critical Estimate	Nature of Estimates	Assumptions/
Balance Sheet Caption	Item	Required	Approaches Used	Key Factors

Other accrued liabilities and other noncurrent liabilities	Warranty	Estimating warranty requires us to forecast the resolution of existing claims and expected future claims on products sold.	We base our estimate on historical trends of units sold and payment amounts, combined with our current understanding of the status of existing claims, recall campaigns and discussions with our customers.	Failure rates and estimated repair costs

Accounts receivable, net	Allowance for doubtful accounts	Estimating the allowance for doubtful accounts requires us to estimate the financial capability of customers to pay for products.	We base our estimates on historical experience, the time an account is outstanding, customer’s financial condition and information from credit rating services.	Customer financial condition

Inventories	Lower of cost or market write-downs	We evaluate future demand for products, market conditions and incentive programs.	Estimates are based on recent sales data, historical experience, external market analysis and third party appraisal services.	Market conditions Product type

Property, plant and equipment, goodwill, intangible assets, and other assets	Valuation of long- lived assets and investments	We are required from time-to-time to review the recoverability of certain of our assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.	We estimate cash flows using internal budgets based on recent sales data, and independent trailer production volume estimates.	Future production estimates Discount rate

Deferred income taxes	Recoverability of deferred tax assets - in particular, net operating loss carry-forwards	We are required to estimate whether recoverability of our deferred tax assets is more likely than not based on forecasts of taxable earnings.	We use projected future operating results, based upon our business plans, including a review of the eligible carry-forward period, tax planning opportunities and other relevant considerations.	Variances in future projected profitability, including by taxing entity Tax law changes

In addition, there are other items within our financial statements that require estimation, but are not as critical as those discussed above. Changes in estimates used in these and other items could have a significant effect on our consolidated financial statements. The determination of the fair market value of new and used trailers is subject to variation particularly in times of rapidly changing market conditions. A 5% change in the valuation of our inventories would be approximately $7 million.

Other

Inflation

We have historically been able to offset the impact of rising costs through productivity improvements as well as selective price increases. As a result, inflation has not had, and is not expected to have a significant impact on our business.

New Accounting Pronouncements

Share-Based Payments

In December 2004, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statements of Cash Flows. Statement No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair value. The current pro forma disclosure of the impact on earnings is no longer allowed. We adopted this Statement effective January 1, 2006.

Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Financial Accounting Standard 109, Accounting for Income Taxes (FIN 48), to create a single model to address uncertainty in tax positions. FIN 48 purports to clarify accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. The adoption of FIN 48 will not have a material impact on our financial position and results of operations.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. This Statement is effective for fiscal years beginning after November 15, 2007. Adoption of this Statement is not expected to have a material impact on our financial position, results of operations or cash flows.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. The Statement clarified that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current-period expenses regardless of how abnormal the circumstances. In addition, this Statement required that the allocation of fixed overheads to the costs of conversion be based upon normal production capacity levels. The Statement was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement had no impact on our financial position, results of operations and cash flows.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices, interest rates and foreign exchange rates. The following discussion provides additional detail regarding our exposure to these risks.

a.  Commodity Price Risks

We are exposed to fluctuation in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. Historically, we have managed aluminum price changes by entering into fixed price contracts with our suppliers. As of December 31, 2006, we had $40.1 million in raw material purchase commitments through December 2007 for materials that will be used in the production process. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.

b.  Interest Rates

As of December 31, 2006, we had no floating rate debt outstanding. For 2006, we maintained an average floating rate borrowing level of $12.0 million under our revolving line of credit. Based on this average borrowing level, a hypothetical 100 basis-point increase in the floating interest rate from the current level would correspond to approximately a $0.1 million increase in interest expense over a one-year period. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

c.  Foreign Exchange Rates

We are subject to fluctuations in the Canadian dollar exchange rate that impact intercompany transactions with our Canadian subsidiary, as well as U.S. denominated transactions between the Canadian subsidiaries and unrelated parties. A five cent change in the Canadian exchange rate would have an immaterial impact on results of operations. We do not hold or issue derivative financial instruments for speculative purposes.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wabash National Corporation

We have audited the accompanying consolidated balance sheets of Wabash National Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wabash National Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 9 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Wabash National Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Indianapolis, Indiana
March 7, 2007

WABASH NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2006	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,885	$67,437
Accounts receivable, net	110,462	131,671
Inventories	133,133	108,044
Deferred income taxes	26,650	40,550
Prepaid expenses and other	4,088	8,897

Total current assets	304,218	356,599
PROPERTY, PLANT AND EQUIPMENT, net	129,325	131,561
EQUIPMENT LEASED TO OTHERS, net	1,302	7,646
DEFERRED INCOME TAXES	—	3,050
GOODWILL	66,692	33,018
INTANGIBLE ASSETS	35,998	2,116
OTHER ASSETS	18,948	14,663

	$556,483	$548,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$90,632	$84,147
Current maturities of long-term debt	—	500
Other accrued liabilities	58,706	58,751

Total current liabilities	149,338	143,398
LONG-TERM DEBT, net of current maturities	125,000	125,000
DEFERRED INCOME TAXES	1,556	—
OTHER NONCURRENT LIABILITIES AND CONTINGENCIES	2,634	1,553
STOCKHOLDERS’ EQUITY:
Preferred stock, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock 75,000,000 shares authorized, $0.01 par value, 30,480,034 and 31,079,958 shares issued and outstanding, respectively	319	315
Additional paid-in capital	342,737	337,327
Retained deficit	(52,887)	(56,653)
Accumulated other comprehensive income	2,975	2,358
Treasury stock at cost, 974,900 and 248,600 common shares, respectively	(15,189)	(4,645)

Total stockholders’ equity	277,955	278,702

	$556,483	$548,653

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004

NET SALES	$1,312,180	$1,213,711	$1,041,096
COST OF SALES	1,207,687	1,079,196	915,310

Gross profit	$104,493	$134,515	$125,786
GENERAL AND ADMINISTRATIVE EXPENSES	51,157	39,301	42,026
SELLING EXPENSES	15,070	15,220	14,977
IMPAIRMENT OF GOODWILL	15,373	—	—

Income from operations	$22,893	$79,994	$68,783
OTHER INCOME (EXPENSE):
Interest expense	(6,921)	(6,431)	(10,809)
Foreign exchange gains and losses, net	(77)	231	463
Loss on debt extinguishment	—	—	(607)
Other, net	407	262	1,175

Income before income taxes	$16,302	$74,056	$59,005
INCOME TAX EXPENSE (BENEFIT)	6,882	(37,031)	600

Net income	$9,420	$111,087	$58,405

COMMON STOCK DIVIDENDS DECLARED	$0.18	$0.18	$—

BASIC NET INCOME PER SHARE	$0.30	$3.57	$2.10

DILUTED NET INCOME PER SHARE	$0.30	$3.06	$1.80

COMPREHENSIVE INCOME
Net income	$9,420	$111,087	$58,405
Foreign currency translation adjustment	617	649	1,137

NET COMPREHENSIVE INCOME	$10,037	$111,736	$59,542

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

			Additional	Retained	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Treasury
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Stock	Total

BALANCES, December 31, 2003	26,849,257	$269	$242,682	$(220,502)	$992	$(1,279)	$22,162
Net income for the year	—	—	—	58,405	—	—	58,405
Foreign currency translation	—	—	—	—	1,137	—	1,137
Stock-based compensation	20,242	—	425	—	—	—	425
Common stock issued under:
Equity offering	3,450,000	35	75,667	—	—	—	75,702
Employee stock bonus plan	7,720	—	224	—	—	—	224
Stock option plan	476,498	4	6,407	—	—	—	6,411
Outside directors’ plan	3,653	1	107	—	—	—	108

BALANCES, December 31, 2004	30,807,370	$309	$325,512	$(162,097)	$2,129	$(1,279)	$164,574
Net income for the year	—	—	—	111,087	—	—	111,087
Foreign currency translation	—	—	—	—	649	—	649
Foreign currency translation realized on asset disposal	—	—	—	—	(420)	—	(420)
Stock-based compensation	58,867	2	1,545	—	—	—	1,547
Stock repurchase	(189,000)	—	—	—	—	(3,366)	(3,366)
Common stock dividends	—	—	—	(5,643)	—	—	(5,643)
Tax benefit from stock-based compensation	—	—	6,253	—	—	—	6,253
Common stock issued under:
Employee stock bonus plan	5,220	—	116	—	—	—	116
Stock option plan	391,281	4	3,751	—	—	—	3,755
Outside directors’ plan	6,220	—	150	—	—	—	150

BALANCES, December 31, 2005	31,079,958	$315	$337,327	$(56,653)	$2,358	$(4,645)	$278,702
Net income for the year	—	—	—	9,420	—	—	9,420
Foreign currency translation	—	—	—	—	617	—	617
Stock-based compensation	14,492	3	3,975	—	—	—	3,978
Stock repurchase	(726,300)	—	—	—	—	(10,544)	(10,544)
Common stock dividends	—	—	—	(5,654)	—	—	(5,654)
Tax benefit from stock-based compensation	—	—	352	—	—	—	352
Common stock issued under:
Employee stock bonus plan	970	—	4	—	—	—	4
Stock option plan	90,278	1	761	—	—	—	762
Outside directors’ plan	20,636	—	318	—	—	—	318

BALANCES, December 31, 2006	30,480,034	$319	$342,737	$(52,887)	$2,975	$(15,189)	$277,955

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,420	$111,087	$58,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,598	15,547	19,441
Net (gain) loss on the sale of assets	(796)	344	(2,089)
Deferred income taxes	7,744	(37,347)	—
Cash used for restructuring activities	—	—	(3,007)
Loss on debt extinguishments	—	—	607
Excess tax benefits from stock-based compensation	(352)	—	—
Stock-based compensation	3,978	1,547	426
Impairment of goodwill	15,373	—	—
Changes in operating assets and liabilities:
Accounts receivable	26,141	(43,565)	(20,871)
Finance contracts	1,497	3,623	5,070
Inventories	(20,332)	(13,704)	(8,037)
Prepaid expenses and other	1,716	(141)	(716)
Accounts payable and accrued liabilities	(15,649)	12,395	5,081
Other, net	2,431	714	2,614

Net cash provided by operating activities	$51,769	$50,500	$56,924
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,931)	(30,880)	(15,495)
Acquisition, net of cash acquired	(69,307)	—	—
Proceeds from the sale of property, plant and equipment	7,121	11,736	6,800

Net cash used in investing activities	$(75,117)	$(19,144)	$(8,695)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	762	3,755	5,261
Excess tax benefits from stock-based compensation	352	—	—
Proceeds from issuance of common stock	—	—	75,702
Borrowings under revolving credit facilities	243,313	15,414	667,522
Payments under revolving credit facilities	(243,313)	(15,414)	(727,879)
Payments under long-term debt obligations	(500)	(2,000)	(39,459)
Repurchase of common stock	(9,164)	(3,366)	—
Common stock dividends paid	(5,654)	(4,236)	—

Net cash used in financing activities	$(14,204)	$(5,847)	$(18,853)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(37,552)	$25,509	$29,376
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	67,437	41,928	12,552

CASH AND CASH EQUIVALENTS AT END OF YEAR	$29,885	$67,437	$41,928

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,266	$4,814	$9,021
Income taxes paid, net	$41	$739	$1,137

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

Wabash National Corporation (the Company) designs, manufactures and markets standard and customized truck trailers and intermodal equipment under the Wabash®, DuraPlate®, DuraPlateHD®, FreightPro®, Articlite®, RoadRailer®, Transcraft® Eagle®, Eagle II® and D-Eagle® trademarks. The Company’s wholly-owned subsidiary, Wabash National Trailer Centers, Inc. (WNTC), sells new and used trailers through its retail network and provides aftermarket parts and service for the Company’s and competitors’ trailers and related equipment.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Basis of Consolidation

The consolidated financial statements reflect the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany profits, transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior periods to conform to the current year presentation. These reclassifications had no effect on net income for the periods previously reported.

b.  Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that directly affect the amounts reported in its consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

c.  Foreign Currency Accounting

The financial statements of the Company’s Canadian subsidiary have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (FASB) Statement No. 52, Foreign Currency Translation.  Assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Revenues and expenses have been translated using a weighted-average exchange rate for the period. The resulting translation adjustments are recorded as Accumulated Other Comprehensive Income in Stockholders’ Equity. Gains or losses resulting from foreign currency transactions are included in Foreign Exchange Gains and Losses, net on the Company’s Consolidated Statements of Operations.

The Company has continued to designate a $30 million Canadian dollar intercompany loan as a permanent investment. Gains and losses associated with this investment are charged to Accumulated Other Comprehensive Income in the Consolidated Balance Sheets. As of December 31, 2006, 2005 and 2004, accumulated gains of $3.5 million, $3.5 million and $2.6 million, respectively, have been recorded related to this permanent investment.

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

e.  Used Trailer Trade Commitments and Residual Value Guarantees

The Company has commitments with certain customers to accept used trailers on trade for new trailer purchases. These commitments arise in the normal course of business related to future new trailer orders at the time a new trailer order is placed by the customer. The Company acquired used trailers of approximately $36.9 million, $55.3 million and $37.9 million in 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, the

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company had approximately $18.0 million and $10.9 million, respectively, of outstanding trade commitments. On occasion, the amount of the trade allowance provided for in the used trailer commitments may exceed the net realizable value of the underlying used trailer. In these instances, the Company’s policy is to recognize the loss related to these commitments at the time the new trailer revenue is recognized. The net realizable value of the used trailers subject to the remaining outstanding trade commitments was approximately $16.6 million and $9.8 million as of December 31, 2006 and 2005, respectively.

In connection with certain new trailer sale transactions prior to 2002, the Company had entered into agreements to guarantee end-of-term residual value, which contain an option for the Company to purchase the used equipment at a pre-determined price. Since 2002, the Company has not provided any additional used trailer residual guarantees. The Company recognizes a loss contingency for used trailer residual commitments for the difference between the equipment’s purchase price and its fair value when it becomes probable that the purchase price at the guarantee date will exceed the equipment’s fair market value at that date.

Under these agreements, future guarantee payments that may be required as of December 31, 2006 were $1.8 million for 2007. The purchase option on the equipment as of December 31, 2006 was $4.7 million. In relation to the guarantees, as of December 31, 2006 and 2005, the Company recorded loss contingencies of less than $0.1 million.

f.  Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less.

g.  Accounts Receivable and Finance Contracts

Accounts receivable are shown net of allowance for doubtful accounts and primarily include trade receivables. Finance contracts, net of allowances, totaled less than $0.1 million and $1.5 million as of December 31, 2006 and 2005, respectively, and are reported within Prepaid expenses and other on the Consolidated Balance Sheets. The Company records and maintains a provision for doubtful accounts for customers based upon a variety of factors including the Company’s historical experience, the length of time the account has been outstanding and the financial condition of the customer. If the circumstances related to specific customers were to change, the Company’s estimates with respect to the collectibility of the related accounts could be further adjusted. Provisions to the allowance for doubtful accounts are charged to General and Administrative Expenses in the Consolidated Statements of Operations. The activity in the allowance for doubtful accounts was as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Balance at beginning of year	$1,807	$2,985	$4,160
Expense (income)	36	(98)	(231)
Write-offs, net	(426)	(1,080)	(944)

Balance at end of year	$1,417	$1,807	$2,985

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

h.  Inventories

Inventories are primarily stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured inventory includes raw material, labor and overhead. Inventories consist of the following (in thousands):

	December 31,
	2006	2005

Raw materials and components	$50,398	$42,886
Work in progress	1,157	10,537
Finished goods	64,299	27,392
Aftermarket parts	5,770	4,975
Used trailers	11,509	22,254

	$133,133	$108,044

i.  Prepaid Expenses and Other

Prepaid expenses and other as of December 31, 2006 and 2005 were $4.1 million and $8.9 million, respectively. Prepaid expenses and other primarily included prepaid expenses, such as insurance premiums, computer software maintenance, finance contracts and assets held for sale. Assets held for sale, which included closed manufacturing facilities and branch locations, were $1.8 million as of December 31, 2005. During 2006, the Company sold the remaining properties at amounts that approximated carrying values.

j.  Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred, while expenditures that extend the useful life of an asset are capitalized. Depreciation is recorded using the straight-line method over the estimated useful lives of the depreciable assets. The estimated useful lives are up to 33 years for buildings and building improvements and a range of three to 10 years for machinery and equipment. Depreciation expense on property, plant and equipment was $12.8 million, $12.3 million and $13.0 million for 2006, 2005 and 2004, respectively.

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2006	2005

Land	$21,147	$20,820
Buildings and building improvements	88,218	85,301
Machinery and equipment	144,353	129,780
Construction in progress	4,545	12,398

	258,263	248,299
Less — accumulated depreciation	(128,938)	(116,738)

	$129,325	$131,561

k.  Equipment Leased to Others

Equipment leased to others as of December 31, 2006 and 2005 was $1.3 million and $7.6 million, net of accumulated depreciation of $2.4 million and $5.3 million, respectively. Equipment leased to others is depreciated over the estimated life of the equipment or the term of the underlying lease arrangement, not to exceed 15 years, with a 20% residual value or a residual value equal to the estimated market value of the equipment at lease

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

termination. Depreciation expense on equipment leased to others was $1.6 million, $2.2 million and $3.1 million for the years 2006, 2005 and 2004, respectively. The future minimum lease payments to be received under the lease arrangements are less than $0.1 million per year through 2009.

l.  Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

		Retail and
	Manufacturing	Distribution	Total

Balance as of January 1, 2005	$18,357	$16,154	$34,511
Effects of foreign currency	—	534	534
Allocated to disposals	—	(2,027)	(2,027)

Balance as of December 31, 2005	$18,357	$14,661	$33,018
Effects of foreign currency	—	712	712
Acquisition — Transcraft	48,335	—	48,335
Impairment	—	(15,373)	(15,373)

Balance as of December 31, 2006	$66,692	$—	$66,692

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment on an annual basis or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company estimates fair value based upon the present value of future cash flows. In estimating the future cash flows, the Company takes into consideration the overall and industry economic conditions and trends, market risk of the Company and historical information.

The Company conducted its annual impairment test as of October 1, 2006 and determined that no impairment of goodwill existed for the Company’s reporting units within the Manufacturing reportable segment.

The Company conducted its annual impairment test as of October 1, 2006 and determined that the goodwill within the Retail and Distribution reporting unit was impaired. The Company determined that the book value of the reporting unit exceeded the estimated fair value of the reporting unit as determined using the present value of expected future cash flows on the assessment date. After calculating the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit, it was determined that the recorded goodwill of $15.4 million was impaired. The goodwill impairment was the result of the revised outlook as determined by Company’s budgeting process for future periods. Future periods are being impacted by changes in the pattern of used trailer trade activity by larger fleet operators resulting in longer trade cycles and increased levels of direct sales of the used trailers by customers. These changes impact both the profitability of used trailer and the parts and services operations. Also impacting future periods is the continued reduction of our retail locations.

During December 2005, the Company sold three of its Canadian branch locations. As part of the transaction, $2.0 million of goodwill was allocated to the disposal. A net loss of $0.9 million was recorded on the sale in Other, net in the Consolidated Statements of Operations. The allocation was based on the relative fair values of the retained and to be disposed of businesses.

m.  Intangible Assets

The Company has intangible assets including patents, licenses, trade names, trademarks, customer relationships and technology costs, which are being amortized on a straight-line basis over periods ranging from two to twenty years. As of December 31, 2006 and 2005, the Company had gross intangible assets of $54.0 million ($36.0 million net of amortization), and $15.5 million ($2.1 million net of amortization), respectively. Amortization

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense for 2006, 2005 and 2004 was $4.6 million, $0.9 million and $1.3 million, respectively, and is estimated to be $3.5 million, $3.3 million, $3.1 million, $3.1 million and $3.0 million for 2007, 2008, 2009, 2010 and 2011, respectively.

n.  Other Assets

The Company capitalizes the cost of computer software developed or obtained for internal use in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized software is amortized using the straight-line method over three to seven years. In 2005, the Company began a project to implement a new enterprise resource planning system, which was completed in May 2006. As of December 31, 2006, $15.2 million of costs were capitalized related to the project. As of December 31, 2006 and 2005, the Company had software costs, net of amortization of $14.1 million and $10.1 million, respectively. Amortization expense for 2006, 2005 and 2004 was $1.6 million, $0.1 million and $2.0 million, respectively.

o.  Long-Lived Assets

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

p.  Other Accrued Liabilities

The following table presents the major components of Other Accrued Liabilities (in thousands):

	Years Ended December 31,
	2006	2005

Customer deposits	$8,257	$11,067
Warranty	14,978	10,217
Payroll and related taxes	13,020	9,832
Accrued taxes	6,536	7,851
Self-insurance	8,742	7,733
All other	7,173	12,051

	$58,706	$58,751

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2006	2005

Balance at January 1	$10,217	$8,399
Provision for warranties issued in current year	5,333	4,974
Additional provisions for pre-existing warranties	3,547	3,298
Transcraft acquisition	2,100	—
Payments	(6,219)	(6,454)

Balance at December 31	$14,978	$10,217

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents the changes in the self-insurance accrual included in Other Accrued Liabilities (in thousands):

Self-Insurance
Accrual

Balance as of January 1, 2005	$8,159
Expense	24,442
Payments	(24,868)

Balance as of December 31, 2005	$7,733
Expense	26,295
Payments	(25,286)

Balance as of December 31, 2006	$8,742

The Company is self-insured up to specified limits for medical and workers’ compensation coverage. The self-insurance reserves have been recorded to reflect the undiscounted estimated liabilities, including claims incurred but not reported, as well as catastrophic claims as appropriate.

q.  Income Taxes

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

r.  New Accounting Pronouncements

Income Taxes.  In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Financial Accounting Standard 109, Accounting for Income Taxes (FIN 48), to create a single model to address uncertainty in tax positions. FIN 48 purports to clarify accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The adoption of FIN 48 will not have a material impact on the Company’s financial position and results of operations.

Fair Value Measurements.  In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. The Statement provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. This Statement is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Inventory Costs.  In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. The Statement clarified that abnormal amounts of idle

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility expense, freight, handling costs and wasted materials should be recognized as current-period expenses regardless of how abnormal the circumstances. In addition, this Statement required that the allocation of fixed overheads to the costs of conversion be based upon normal production capacity levels. The Statement was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement had no impact on the Company’s financial position, results of operations and cash flows.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information for certain financial instruments. The differences between the carrying amounts and the estimated fair values, using the methods and assumptions listed below, of the Company’s financial instruments at December 31, 2006, and 2005 were immaterial, with the exception of the Senior Convertible Notes.

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable.  The carrying amounts reported in the Consolidated Balance Sheets approximate fair value.

Long-Term Debt.  The fair value of long-term debt is estimated based on current quoted market prices for similar issues or debt with the same maturities. The interest rates on the Company’s bank borrowings under its Bank Facility are adjusted regularly to reflect current market rates. The estimated fair value of the Company’s Senior Convertible Notes, based on market quotes, is approximately $124 million and $141 million, compared to a carrying value of $125 million, as of December 31, 2006 and 2005, respectively.

Foreign Currency Forward Contracts.  From time-to-time, the Company holds foreign currency contracts to mitigate the impact of Canadian currency fluctuations. No contracts were outstanding as of December 31, 2006 and $1.7 million were outstanding as of December 31, 2005.

4.	ACQUISITION

As part of the Company’s commitment to expand its customer base and grow its market leadership, Wabash National Corporation acquired all of the outstanding shares of Transcraft Corporation on March 3, 2006, for approximately $69.3 million in cash, including $0.6 million in closing costs, consisting primarily of legal and accounting fees. An additional purchase price payment of $4.5 million is payable in the first half of 2007 based on Transcraft’s achievement of 2006 performance targets.

Transcraft Corporation is the leading manufacturer of flatbed and drop deck trailers in North America. Transcraft operates manufacturing facilities in Anna, Illinois and Mt. Sterling, Kentucky. This acquisition allows Wabash and Transcraft to capitalize on their core competencies of product innovation, quality manufacturing and customer satisfaction. Transcraft’s operating results are included in the Company’s consolidated financial statements in the manufacturing segment from the date of acquisition.

Goodwill and intangible assets of $48.3 million and $38.5 million, respectively, were recorded as a result of the acquisition. The amount of goodwill that is expected to be deductible for tax purposes is $31.9 million. The intangible assets consisted of the following (in millions):

	Amount	Useful Life

Customer Relationships	$27.0	11 years
Trademarks/Trade Names	10.0	20 years
Backlog	1.5	Less than 1 year

	$38.5

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate purchase price of $73.8 million, including the additional purchase price payment of $4.5 million payable in 2007, was allocated to the opening balance sheet of Transcraft as follows (in thousands):

Current Assets	$9,587
Property, Plant & Equipment	4,532
Goodwill	48,335
Intangibles	38,500

Total Assets	$100,954
Current Liabilities	$16,385
Deferred Taxes	10,762

Total Liabilities	$27,147

Net Assets Acquired	$73,807

Unaudited Pro forma Results

The results of Transcraft are included in the Consolidated Statements of Operations from the date of acquisition. The following unaudited pro forma information is shown below as if the acquisition of Transcraft had been completed as of the beginning of each fiscal year presented (in thousands, except per share amounts).

	Twelve Months Ended December 31,
	2006	2005

Sales	$1,343,137	$1,310,864
Operating Income	28,629	90,123
Net Income	9,840	117,164
Basic Net Income per Share	0.32	3.76
Diluted Net Income per Share	0.31	3.22

The information presented above is for informational purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the respective period, nor are they necessarily indicative of future operating results of the combined companies under the ownership and management of the Company.

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	PER SHARE OF COMMON STOCK

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Basic net income per share:
Net income applicable to common stockholders	$9,420	$111,087	$58,405

Weighted average common shares outstanding	31,102	31,139	27,748

Basic net income per share	$0.30	$3.57	$2.10

Diluted net income per share:
Net income applicable to common stockholders	$9,420	$111,087	$58,405
After-tax equivalent of interest on convertible notes	—	4,914	4,828

Diluted net income applicable to common stockholders	$9,420	$116,001	$63,233

Weighted average common shares outstanding	31,102	31,139	27,748
Dilutive stock options/shares	189	276	832
Convertible notes equivalent shares	—	6,542	6,510

Diluted weighted average common shares outstanding	31,291	37,957	35,090

Diluted net income per share	$0.30	$3.06	$1.80

Average diluted shares outstanding in 2006 exclude the antidilutive effects of the Company’s Senior Convertible Notes, for which the after-tax equivalent of interest on convertible notes was $3.0 million and the convertible notes equivalent shares were 6.6 million.

6.	OTHER LEASE ARRANGEMENTS

The Company leases office space, manufacturing, warehouse and service facilities and equipment under operating leases, the majority of which expire through 2009. Future minimum lease payments required under these other lease commitments as of December 31, 2006 are as follows (in thousands):

Payments

2007	$1,750
2008	1,313
2009	797
2010	611
2011	270
Thereafter	245

$4,986

Total rental expense was $4.7 million, $3.2 million and $6.2 million for 2006, 2005 and 2004, respectively.

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	DEBT

a.  Long-term debt consists of the following (in thousands):

	December 31,
	2006	2005

Senior Convertible Notes (3.25% due 2008)	$125,000	$125,000
Other Notes Payable (7.25% due 2006)	—	500

	125,000	125,500
Less: Current maturities	—	(500)

	$125,000	$125,000

b.  Senior Convertible Notes

The Company had $125 million of five-year senior unsecured convertible notes (convertible notes) at December 31, 2006, which are currently convertible into approximately 6.6 million shares of the Company’s common stock. The convertible notes have a conversion price of $18.83, which has been adjusted for the impact of cash dividend payments, or a rate of 53.1123 shares per $1,000 principal amount of note. The conversion feature of the convertible notes is subject to further adjustment in connection with the payment of future cash dividends. As a result of any future payment of a cash dividend, upon any conversion of the notes, the Company would be required to issue additional shares of common stock. The convertible notes bear interest at 3.25% per annum payable semi-annually on February 1 and August 1. If not converted, the balance is due on August 1, 2008.

c. Bank Facility

On March 6, 2007, the Company entered into a Second Amended and Restated Loan and Security Agreement (Revolving Facility) with its lenders. The Revolving Facility replaced the Company’s prior facility. The Revolving Facility increased the capacity under the facility from $125 million to $150 million, subject to a borrowing base, and extended the maturity date of the facility from September 30, 2007 to March 6, 2012. The Revolving Facility provides for a letter of credit and letter of credit guaranty and a swingline loan subfacility and allows for overadvances in certain circumstances.

The Company has the option to increase the credit facility by up to an additional $100 million during the term of the facility, subject to a borrowing base. The lenders under the Revolving Facility are under no obligation to provide any additional commitments and any increase in commitments will be subject to customary conditions precedent.

All obligations under the Revolving Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all assets of the Company.

The Revolving Facility includes certain covenants that restrict, among other things and subject to certain exceptions, the Company’s ability and the ability of its subsidiaries to:

•	incur additional debt;

•	pay any distributions, including dividends on our common stock in excess of $20 million per year;

•	repurchase our common stock in excess of $50 million over the term of the agreement;

•	consolidate, merge or transfer all or substantially all of our assets;

•	make certain investments, loans, mergers and acquisitions;

•	enter into material transactions with affiliates unless in the ordinary course, upon fair and reasonable terms and no less favorable than would be obtained in a comparable arms-length transaction;

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	use proceeds from the Revolving Facility to make payment on certain indebtedness, excluding certain payments relating to our Senior Convertible Notes and indebtedness incurred in connection with a repurchase of our Senior Convertible Notes;

•	amend the terms of certain indebtedness;

•	sell, lease or dispose of certain assets;

•	amend our organizational documents in certain circumstances;

•	enter into operating leases with an aggregate rentals payable in excess of $10 million;

•	change in any material respect the nature of our business conducted as of March 6, 2007; and

•	create certain liens.

Additionally, should the Company’s available borrowing capacity drop below $30 million, the Company would be subject to a minimum fixed charge coverage ratio of 1.1:1.0 which could limit its ability to make capital expenditures and stock repurchases and further limit the amount of dividends it could pay. Also, the definition of earnings before interest, taxes, depreciation and amortization (EBITDA) was further amended to exclude expenses relating to the issuance of any new convertible indebtedness.

The Revolving Facility also requires that no later than May 1, 2008, the Company do one or more of the following in connection with our Senior Convertible Notes: (i) repurchase all or a portion of the Senior Convertible Notes, (ii) defease any outstanding indebtedness evidenced by the Senior Convertible Notes or (iii) institute cash reserves equal to the outstanding principal balance of the Senior Convertible Notes from funds other than proceeds from the Revolving Facility, which cash reserves shall only be used to satisfy the Company’s obligations under the Senior Convertible Notes and which shall remain in place until the Senior Convertible Notes have been paid in full.

The Revolving Facility also contains additional customary affirmative covenants and events of default, including among other events, certain cross defaults, business disruption, condemnation and change in ownership.

Borrowings under the Revolving Facility bear interest at a variable rate based on the London Interbank Offer Rate (LIBOR) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. The applicable margin for borrowings under the Revolving Facility ranges from 0.00% to 0.75% for base rate borrowings and 1.25% to 2.25% for LIBOR borrowings, subject to adjustment based on the average availability under the Revolving Facility. Until September 30, 2007, the applicable margin is 0.00% for base rate borrowings and 1.25% for LIBOR borrowings. The Company also pays a commitment fee on the unused portion of the facility at a rate of 0.25%. All interest and fees are paid monthly.

On February 14, 2006, the Company and its lenders entered into a consent and amendment of facility at that time. The consent allowed the completion of the Transcraft acquisition. Additionally, the definition of EBITDA was amended to exclude expenses relating to stock options and restricted stock grants, which are additional add-backs to EBITDA.

On September 23, 2005, the Company and its lenders also entered into an amendment of the prior facility to, among other things, allow dividend payments up to $20 million per fiscal year and allow the repurchase of up to $50 million of common stock over the remaining term of the agreement.

As of December 31, 2006 and 2005, borrowing capacity under the previous facility was $117.5 million and $117.3 million, respectively. Under the new Revolving Facility, the borrowing capacity would have been $142.5 million and $142.3 million, respectively.

As of December 31, 2006, the 30-day LIBOR was 5.4%. For the quarter ended December 31, 2006, the weighted average interest rate was 7.25%

As of December 31, 2006, the Company was in compliance with all covenants of the Revolving Facility.

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	STOCKHOLDERS’ EQUITY

a.  Common Stock

On August 9, 2006, the Company’s Board of Directors approved an amendment to its stock repurchase program allowing the Company to repurchase up to $50 million of common stock without placing a limitation on the number of shares. As of December 31, 2006, $36.1 million remained available under the authorization. Stock repurchases under this program may be made in the open market or in private transactions, at times and in amounts that management deems appropriate, until September 15, 2007.

In 2006 and 2005, the Company declared dividends of $5.7 million and $5.6 million, respectively.

b.  Preferred Stock

Effective December 29, 2005, in connection with the expiration of the Company’s prior Stockholder Rights Plan, the Company’s Board of Directors adopted resolutions eliminating the Series A Junior Participating Preferred Stock authorized by the Company.

On December 28, 2005, in connection with the adoption of a Stockholders Rights Plan discussed further below, the Company’s Board of Directors adopted resolutions creating a series of 300,000 shares of Preferred Stock designated as Series D Junior Participating Preferred Stock, par value $.01 per share. As of December 31, 2006, the Company had no shares issued or outstanding.

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

9.	STOCK-BASED COMPENSATION

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

Stock Options.  The Company has three non-qualified stock option plans (1992 Stock Option Plan, 2000 Stock Option and Incentive Plan and 2004 Stock Incentive Plan), which allow eligible employees to purchase shares

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of common stock at a price not less than market price at the date of grant. The Company currently only allows new grants under the 2000 and 2004 plans. Under the terms of the stock option plans, up to an aggregate of approximately 3,850,000 shares are reserved for issuance, subject to adjustment for stock dividends, recapitalizations and the like. Options granted to employees under the stock option plans vest in annual installments over three to five years depending upon the grant. Options granted to non-employee directors of the Company are fully vested and exercisable six months after the date of grant. All options granted expire 10 years after the date of grant.

The Company has issued non-qualified stock options in connection with inducing certain individuals to commence employment with the Company. In the aggregate, the Company has issued options to purchase 385,000 shares of common stock to three individuals. The exercise price for each option granted was set by the Compensation Committee at the fair market value of the shares subject to that option. The Compensation Committee set vesting over three years. Upon a change in control of the Company, all outstanding shares subject to these options vest. The options expire in 10 years if not exercised.

Restricted Stock.  From time-to-time, the Company has granted to certain key employees and outside directors shares of the Company’s stock to be earned over time and based on achievement of specific corporate financial performance metrics. These shares are valued at the market price on the date of grant. These grants have been made under the 2000 Stock Option and Incentive Plan and the 2004 Stock Incentive Plan.

Adoption of FASB Statement No. 123(R), “Share-Based Payment”

The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment on January 1, 2006 (SFAS No. 123(R). SFAS No. 123(R), which revised SFAS No. 123, Accounting for Stock-Based Compensation, superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based upon their fair value. The Company had previously followed APB No. 25, in accounting for its stock options and accordingly, no compensation cost had been previously expensed.

The Company has adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, compensation cost has been recognized for all share-based payments in the consolidated financial statements in 2006 based upon the fair value of the stock or option grant. Prior period results have not been restated. The Company will value new awards granted subsequent to the adoption of SFAS No. 123R using a binomial model. The Company believes valuing awards using a binomial model provides a better estimate of fair value versus the Black-Scholes-Merton formula used in valuing previous awards. The Company’s policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method. The amount of after-tax compensation cost related to nonvested stock options and restricted stock not yet recognized was $5.5 million at December 31, 2006, for which the expense will be recognized through 2010.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company has incurred additional stock-based compensation expense of $2.0 million ($1.2 million after tax and approximately $0.04 per basic and diluted earnings per share) related to stock options for the year ending December 31, 2006.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $0.4 million excess tax benefits classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).

SFAS No. 123(R), as amended, required pro forma presentation as if compensation costs had been expensed under the fair value method. For purpose of pro forma disclosure, the estimated fair value of stock options at the grant date is amortized to expense over the vesting period. The following table illustrates the effect on net income

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and net income per share as if compensation expense had been recognized (in thousands, except for per share amounts):

	Year Ended December 31,
	2005	2004

Reported net income	$111,087	$58,405
Pro forma stock-based employee compensation expense (net of tax)	(4,027)	(2,613)
Stock-based employee compensation expense recorded (net of tax)	1,547	417

Pro forma net income	$108,607	$56,209

Basic net income per share:
Reported net income per share	$3.57	$2.10

Pro forma net income per share	$3.49	$2.02

Diluted net income per share:
Reported net income per share	$3.06	$1.80

Pro forma net income per share	$2.99	$1.74

Stock Options and Stock Related Grants

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

Additionally in May 2006, the Compensation Committee approved a grant of 162,940 shares of restricted stock to employees, which carry performance condition requirements. These shares will vest based on the achievement of specified corporate financial performance metrics at the end of 2008. The grant also includes a provision for vesting of additional common shares at the end of 2008 if performance metrics exceed original targets. Based on current estimates, the Company believes that 50% of the shares granted will ultimately vest.

During 2006, 2005 and 2004, the Company granted 272,890, 171,390 and 69,510 shares, respectively, of restricted stock with aggregate fair values on the date of grant of $4.5 million, $4.5 million and $1.7 million, respectively. The grants generally vest over periods ranging from two to five years.

In 2006, 2005 and 2004, the Company recorded compensation expense of $2.0 million, $1.5 million and $0.4 million, respectively, related to restricted stock.

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of all restricted stock activity for the periods indicated below is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Restricted Stock Outstanding at December 31, 2005	213,490	$25.56
Granted	272,890	$16.56
Vested	(14,492)	$17.90
Forfeited	(24,753)	$23.71

Restricted Stock Outstanding at December 31, 2006	447,135	$20.42

The total fair value of restricted stock that vested during 2006, 2005 and 2004 was $0.2 million, $1.5 million and $0.1 million, respectively.

Stock Options

In May 2006, the Compensation Committee approved the grant of 324,700 stock options to employees with an exercise price equal to fair market value of the underlying common stock at the date of grant. These options will vest ratably over a three-year period. Expense will be recognized using the straight-line attribution method.

Using a binomial option valuation model, the estimated fair value of the options granted in 2006 was $8.23 per option. The estimated fair values of options granted in 2005 and 2004 were estimated using the Black-Scholes-Merton model. The values for 2005 and 2004 were $12.29 and $15.35, respectively. Expected volatility is based upon the Company’s historical experience. Principal weighted-average assumptions used in applying these models were as follows:

Valuation Assumptions	2006	2005	2004

Risk-free interest rate	4.95%	3.99%	4.70%
Expected volatility	49.7%	51.5%	52.1%
Expected dividend yield	1.07%	0.68%	0.50%
Expected term	6 yrs.	5 yrs.	10 yrs.

A summary of all stock option activity for the periods indicated below is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life	($ in millions)

Options Outstanding at December 31, 2005	991,875	$16.37
Granted	325,550	$16.84
Exercised	(65,278)	$7.86		$0.7
Forfeited	(40,167)	$23.26
Expired	(22,100)	$20.36

Options Outstanding at December 31, 2006	1,189,880	$16.58	6.9	$2.7

Options Exercisable at December 31, 2006	733,063	$14.77	5.6	$2.7

The total intrinsic value of options exercised during 2006, 2005 and 2004 was $0.7 million, $6.5 million and $7.3 million, respectively.

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding as of December 31, 2006:

		Weighted	Weighted		Weighted
Range of		Average	Average	Number	Average
Exercise	Number	Remaining	Exercise	Exercisable	Exercise
Prices	Outstanding	Life	Price	at 12/31/06	Price

$6.68 - $10.01	445,074	5.8	$8.92	445,074	$8.92
$10.02 - $13.35	1,500	4.4	$12.95	1,500	$12.95
$13.36 - $16.69	26,000	1.8	$15.34	26,000	$15.34
$16.70 - $20.03	321,600	9.3	$16.83	2,667	$18.04
$20.04 - $23.36	57,350	3.6	$21.29	56,017	$21.30
$23.37 - $26.70	170,687	7.1	$24.03	109,450	$23.93
$26.71 - $30.04	167,669	5.9	$27.43	92,355	$27.84

10.	EMPLOYEE SAVINGS PLANS

Substantially all of the Company’s employees are eligible to participate in a defined contribution plan that qualifies as a safe harbor plan under Section 401(k) of the Internal Revenue Code. The Company also provides a non-qualified defined contribution plan for senior management and certain key employees. Both plans provide for the Company to match, in cash, a percentage of each employee’s contributions up to certain limits. The Company’s matching contribution and related expense for these plans was approximately $3.7 million, $3.2 million and $2.8 million for 2006, 2005 and 2004, respectively.

11.	INCOME TAXES

a.  Income Before Income Taxes

The consolidated income before income taxes for 2006, 2005 and 2004 consists of the following:

	2006	2005	2004

Domestic	$32,441	$75,520	$62,907
Foreign	(16,139)	(1,464)	(3,902)

Total income before income taxes	$16,302	$74,056	$59,005

b.  Income Tax Expense (Benefit)

The consolidated income tax expense (benefit) for 2006, 2005 and 2004 consists of the following components (in thousands):

	2006	2005	2004

Current:
U.S. Federal	$976	$1,301	$102
Foreign	—	—	—
State	(1,838)	(985)	498
Deferred	7,744	(37,347)	—

Total consolidated expense (benefit)	$6,882	$(37,031)	$600

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s following table provides a reconciliation of differences from the U.S. Federal statutory rate of 35% as follows (in thousands):

	2006	2005	2004

Pretax book income	$16,302	$74,056	$59,005
Federal tax expense at 35% statutory rate	5,706	25,920	20,652
State and local income taxes	1,300	3,625	498
U.S. federal alternative minimum tax	—	1,095	400
Reversal of tax valuation allowance and reserves	(4,763)	(37,347)	—
Current utilization of valuation allowance for net operating losses	(219)	(29,981)	(21,683)
Foreign taxes	5,649	512	1,366
Other	(791)	(855)	(633)

Total income tax expense (benefit)	$6,882	$(37,031)	$600

c.  Deferred Taxes

The Company’s deferred income taxes are primarily due to temporary differences between financial and income tax reporting for the depreciation of property, plant and equipment and tax credits and losses carried forward.

Under SFAS No. 109, Accounting for Income Taxes, deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company determined that a valuation allowance was necessary and recorded a full valuation allowance for all deferred tax assets as of December 31, 2004. In 2005, the Company determined that the criteria for reversal of a portion of the income tax asset valuation allowance, including materially all valuation allowance recorded against U.S. federal loss carryforward tax assets were met, and accordingly, the Company recorded a tax benefit of $37.3 million for the release of the valuation allowance. In the fourth quarter of 2006, the Company reversed $4.8 million of valuation allowance and reserves, primarily related to settlement of state tax audits. In future periods, the Company will evaluate the remaining deferred income tax asset valuation allowance and adjust (reduce) the allowance when management has determined that impairment to future realizability of the related deferred tax assets, or a portion thereof, has been removed as provided in the criteria set forth in SFAS No. 109.

The Company has a U.S. federal tax net operating loss carryforward of approximately $70.0 million, which will expire beginning in 2022, if unused, and which may be subject to other limitations under IRS rules. The Company has various, multistate income tax net operating loss carryforwards which have been recorded as a deferred income tax asset of approximately $12.0 million, before valuation allowances. The Company has various U.S. federal income tax credit carryforwards which will expire beginning in 2013, if unused.

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred tax assets and deferred tax liabilities as of December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005

Deferred tax assets:
Tax credits and loss carryforwards	$45,157	$55,936
Accrued liabilities	5,908	4,049
Other	8,649	8,928

	59,714	68,913
Deferred tax liabilities:
Property, plant and equipment	(4,608)	(4,882)
Intangibles	(16,460)	(2,058)
Prepaid insurance	(1,042)	(858)
Other	(383)	(759)

	(22,493)	(8,557)

Net deferred tax asset before valuation allowance	37,221	60,356
Valuation allowance	(12,127)	(16,756)

Net deferred tax asset	$25,094	$43,600

12.	COMMITMENTS AND CONTINGENCIES

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

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company believes that the resolution of this lawsuit will not have a material adverse effect on its financial position, liquidity or future results of operations; however, at this early stage of the proceeding, no assurance can be given as to the ultimate outcome of the case.

Intellectual Property

On July 24, 2006, the Company filed a patent infringement suit against Trailmobile Corporation in the United States District Court for the Northern District of Illinois Eastern Division (Civil Action No. 06 CV 3991); and amended the Complaint on November 1, 2006 to include another patent. On December 1, 2006, Trailmobile Corporation filed its Answer to the Amended Complaint, along with a Counterclaim seeking a finding of non-infringement. The Company answered on December 8, 2006, denying any wrongdoing or merit to the allegations as set forth in the Counterclaim.

The Company believes that the claims asserted by Trailmobile Corporation are without merit and it intends to defend its position. The Company believes that the resolution of this lawsuit will not have a material adverse effect on its financial position, liquidity or future results of operations; however, at this stage of the proceeding, no assurance can be given as to the ultimate outcome of the case.

Environmental

In September 2003, the Company was noticed as a potentially responsible party (PRP) by the United States Environmental Protection Agency pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. PRPs include current and former owners and operators of facilities at which hazardous substances were disposed. EPA’s allegation that the Company was a PRP arises out of the operation of a former branch facility located approximately five miles from the original site. The Company does not expect that these proceedings will have a material adverse effect on the Company’s financial condition or results of operations.

In January 2006, the Company received a letter from the North Carolina Department of Environment and Natural Resources indicating that a site that the Company formerly owned near Charlotte, North Carolina has been included on the state’s October 2005 Inactive Hazardous Waste Sites Priority List. The letter states that the Company was being notified in fulfillment of the state’s “statutory duty” to notify those who own and those who at present are known to be responsible for each Site on the Priority List. No action is being requested from the Company at this time. The Company does not expect that this designation will have a material adverse effect on its financial condition or results of operations.

b.  Environmental

The Company generates and handles certain material, wastes and emissions in the normal course of operations that are subject to various and evolving federal, state and local environmental laws and regulations.

The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for the treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of December 31, 2006 and 2005, the Company had an estimated remediation costs of $0.4 million for activities at a former branch property.

c.  Letters of Credit

As of December 31, 2006, the Company had standby letters of credit totaling $7.5 million issued in connection with workers compensation claims and surety bonds.

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

d.  Royalty Payments

The Company is obligated to make quarterly royalty payments through 2007 in accordance with a licensing agreement related to the development of the Company’s composite plate material used on its proprietary DuraPlate® trailer. The amount of the payments varies with the production volume of usable material with maximum royalties of $0.2 million for 2007. Annual payments were $0.2 million, $0.7 million and $0.7 million in 2006, 2005 and 2004, respectively.

e.  Collective Bargaining Agreements

As of December 31, 2006, approximately 350 full-time hourly associates, representing approximately 9% of the Company’s total workforce, are under collective bargaining agreements. These agreements have expiration dates through 2009. The Company maintains one agreement, covering approximately 200 employees or 5% of its total workforce, that expires in 2007

f.  Purchase Commitments

The Company has $40.1 million in purchase commitments through December 2007 for aluminum, which is within normal production requirements.

13.	SEGMENTS AND RELATED INFORMATION

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

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

		Retail and	Combined		Consolidated
	Manufacturing	Distribution	Segments	Eliminations	Total

2006

Net sales
External customers	$1,120,717	$191,463	$1,312,180	$—	$1,312,180
Intersegment sales	76,966	—	76,966	(76,966)	$—

Total net sales	$1,197,683	$191,463	$1,389,146	$(76,966)	$1,312,180

Depreciation and amortization	18,117	2,481	20,598	—	20,598
Impairment of goodwill	—	15,373	15,373	—	15,373
Income (loss) from operations	36,782	(13,487)	23,295	(402)	22,893
Reconciling items to net income:
Interest income					(710)
Interest expense					6,921
Foreign exchange gains and losses, net					77
Other income, net					303
Income tax expense					6,882

Net income					$9,420

Capital expenditures	$12,569	$362	$12,931	$—	$12,931
Assets	$659,808	$128,123	$787,931	$(231,448)	$556,483

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Retail and	Combined		Consolidated
	Manufacturing	Distribution	Segments	Eliminations	Total

2005

Net sales
External customers	$968,419	$245,292	$1,213,711	$—	$1,213,711
Intersegment sales	102,938	—	102,938	(102,938)	$—

Total net sales	$1,071,357	$245,292	$1,316,649	$(102,938)	$1,213,711

Depreciation and amortization	12,406	3,141	15,547	—	15,547
Income from operations	75,385	2,827	78,212	1,782	79,994
Reconciling items to net income:
Interest income					(760)
Interest expense					6,431
Foreign exchange gains and losses, net					(231)
Other income, net					498
Income tax benefit					(37,031)

Net income					$111,087

Capital expenditures	$30,302	$578	$30,880	$—	$30,880
Assets	$536,566	$173,825	$710,391	$(161,738)	$548,653
2004

Net sales
External customers	$805,993	$235,103	$1,041,096	$—	$1,041,096
Intersegment sales	107,685	1,975	109,660	(109,660)	—

Total net sales	$913,678	$237,078	$1,150,756	$(109,660)	$1,041,096

Depreciation and amortization	13,357	6,084	19,441	—	19,441
Income (loss) from operations	73,472	(2,879)	70,593	(1,810)	68,783
Reconciling items to net income:
Interest income					(129)
Interest expense					10,809
Foreign exchange gains and losses, net					(463)
Loss on debt extinguishment					607
Other income, net					(1,046)
Income tax expense					600

Net income					$58,405

Capital expenditures	$14,240	$1,255	$15,495	$—	$15,495
Assets	$410,087	$185,479	$595,566	$(163,520)	$432,046

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b.  Geographic Information

International sales, primarily to Canadian customers, accounted for less than 10% in each of the last three years.

At December 31, 2006 and 2005, property, plant and equipment, net of accumulated depreciation related to the Company’s Canadian subsidiary was approximately $0.1 million and $0.8 million, respectively.

c.  Product Information

The Company offers products primarily in three general categories; new trailers, used trailers, and parts and service. Other sales include leasing and freight revenue. The following table sets forth the major product category sales and their percentage of consolidated net sales (dollars in thousands):

	2006		2005		2004

New Trailers	$1,186,792	90.4%	$1,084,454	89.4%	$914,468	87.8%
Used Trailers	55,770	4.3	55,546	4.6	52,960	5.1
Parts and Service	54,712	4.2	57,000	4.7	58,246	5.6
Other	14,906	1.1	16,711	1.3	15,422	1.5

Total Sales	$1,312,180	100.0%	$1,213,711	100.0%	$1,041,096	100.0%

d.  Major Customer

In 2006, 2005 and 2004, no customer represented 10% or greater of consolidated net sales.

14.	CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal years 2006, 2005 and 2004 (dollars in thousands except per share amounts).

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006

Net sales	$262,119	$333,572	$362,290	$354,199
Gross profit	22,791	27,272	26,113	28,317
Net income (loss)(1)(3)	4,337	5,047	4,989	(4,953)
Basic net income (loss) per share(2)	0.14	0.16	0.16	(0.16)
Diluted net income (loss) per share(2)	0.13	0.15	0.15	(0.16)
2005

Net sales	$256,105	$322,983	$293,834	$340,789
Gross profit	34,398	36,109	30,085	33,923
Net income(3)	18,479	49,258	23,655	19,695
Basic net income per share(2)	0.60	1.58	0.76	0.63
Diluted net income per share(2)	0.52	1.33	0.66	0.55
2004

Net sales	$221,597	$254,899	$277,243	$287,357
Gross profit	23,122	36,635	36,922	29,107
Net income	6,859	18,262	20,294	12,990
Basic net income per share(2)	0.25	0.67	0.74	0.44
Diluted net income per share(2)	0.23	0.56	0.62	0.39

(1)	The fourth quarter of 2006 included $15.4 million of expense related to the impairment of goodwill as discussed in Note 2.

(2)	Net income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may differ from annual net income (loss) per share due to rounding. Diluted net income per share for the fourth quarter of 2006 excludes the antidilutive effects of convertible notes and stock options/shares.

(3)	The fourth quarter of 2006 included $4.8 million of income related to the reversal of tax valuation allowance and reserves, as discussed in Note 11. The second, third and fourth quarters of 2005 included income of $29.3 million, $6.6 million and $1.4 million, respectively, related to the reversal of tax valuation allowances, as discussed in Note 11.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A —	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, including those procedures described below, we, including our Chief Executive Officer and our Chief Financial Officer, determined that those controls and procedures were effective.

During the second and third quarters of 2006, we identified control deficiencies related to accounting for inventory at our Lafayette facility and the financial statement close process, which represent material weaknesses. These control deficiencies arose from the conversion to a new ERP system on May 1, 2006.

To ensure that our consolidated financial statements were fairly stated in accordance with U.S. generally accepted accounting principles, we expanded procedures to be performed in order to prepare the consolidated financial statements as of December 31, 2006. These procedures included a physical inventory as of December 31, 2006, additional analyses, recalculations and review of the inventory processes and related balances to fairly state inventory and the associated cost of goods sold in the period. Additionally, we performed account analyses and reconciliations related to the financial statement close process.

Additional steps were implemented to meet our financial reporting objectives, such as enhancing the capabilities of financial reporting from our ERP system, improving processes in operational areas related to purchasing, inventory management and inventory relief, testing the accuracy of our data, and performing multiple levels of review within the financial statement close process. The remediation efforts implemented by the Company during the latter half of 2006 resulted in the elimination of the material weaknesses previously identified.

Changes in Internal Controls

Other than disclosed above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

The management of Wabash National Corporation (the Company), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles; (3) provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that internal control over financial reporting is effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, excluded Transcraft Corporation, which was acquired by the Company in March 2006. Transcraft Corporation, a wholly-owned subsidiary of the Company, represented $93.8 million of the consolidated total assets of the Company and, taking into account activity since the date of acquisition, Transcraft Corporation represented $95.0 million of consolidated net sales of the Company for the year then ended. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition under guidelines established by the Securities and Exchange Commission.

Ernst & Young LLP, an Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements as of and for the period ended December 31, 2006, and has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which appears on the following page.

Richard J. Giromini	President and Chief Executive Officer
Robert J. Smith	Senior Vice President and Chief Financial Officer

March 12, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wabash National Corporation

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Wabash National Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wabash National Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Report of Management on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Transcraft Corporation, which is included in the 2006 consolidated financial statements of Wabash National Corporation and constituted $93.8 million of total assets as of December 31, 2006 and $95.0 million of revenues for the year then ended. Our audit of internal control over financial reporting of Wabash National Corporation also did not include an evaluation of the internal control over financial reporting of Transcraft Corporation.

In our opinion, management’s assessment that Wabash National Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Wabash National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wabash National Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Wabash National Corporation and our report dated March 7, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Indianapolis, Indiana
March 7, 2007

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10 — EXECUTIVE OFFICERS OF THE REGISTRANT

The Company hereby incorporates by reference the information contained under the heading “Executive Officers” from Item 1 Part I of this Annual Report.

The Company hereby incorporates by reference the information contained under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors” from its definitive Proxy Statement to be delivered to stockholders of the Company in connection with the 2007 Annual Meeting of Stockholders to be held May 24, 2007.

As required by the New York Stock Exchange (NYSE) rules, in 2006, the CEO certified to the NYSE that he was not aware of any violation by the Corporation of NYSE corporate governance listing standards.

Code of Ethics

As part of our system of corporate governance, our Board of Directors has adopted a code of ethics that is specifically applicable to our Chief Executive Officer and Senior Financial Officers. This code of ethics is available on the Investors page of the Company Info section of our website at www.wabashnational.com/about. We will disclose any waivers for our Chief Executive Officer or Senior Financial Officers under, or any amendments to, our code of ethics. We will provide a copy of our code of ethics to any person without charge, upon request.

ITEM 11 — EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the information contained under the headings “Executive Compensation” and “Director Compensation” from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2007 Annual Meeting of Stockholders to be held May 24, 2007.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company hereby incorporates by reference the information contained under the headings “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2007 Annual Meeting of Stockholders to be held on May 24, 2007.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company hereby incorporates by reference the information contained under the heading “Related Party Transactions” from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2007 Annual Meeting of Stockholders to be held on May 24, 2007.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of this form and the audit committee’s pre-approval policies and procedures regarding the engagement of the principal accountant are incorporated herein by reference to the information contained under the heading “Ratification and Appointment of Independent Registered Public Accounting Firm” from the Company’s definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2007 Annual Meeting of Stockholders to be held on May 24, 2007.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements: The Company has included all required financial statements in Item 8 of this Form 10-K. The financial statement schedules have been omitted as they are not applicable or the required information is included in the Notes to the consolidated financial statements.
(b)	Exhibits: The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:
2.01	Asset Purchase Agreement dated July 22, 2003
2.02	Amendment No. 1 to the Asset Purchase Agreement dated September 19, 2003 (7)
2.03	Stock Purchase Agreement by and among the Company, Transcraft Corporation and Transcraft Investment Partners, L.P. dated as of March 3, 2006 (16)
3.01	Certificate of Incorporation of the Company (1)
3.02	Certificate of Designations of Series D Junior Participating Preferred Stock (14)
3.03	Amended and Restated By-laws of the Company (5)
4.01	Specimen Stock Certificate (2)
4.02	Rights Agreement between the Company and National City Bank as Rights Agent dated December 28, 2005 (15)
4.03	Indenture for the 3.25% Convertible Senior Notes due August 1, 2008, between the registrant, as issuer, and Wachovia Bank, National Association, as Trustee, dated as of August 1, 2003 (8)
10.01#	1992 Stock Option Plan (1)
10.02#	2000 Stock Option Plan (3)
10.03#	2001 Stock Appreciation Rights Plan (4)
10.04#	Executive Employment Agreement dated June 28, 2002 between the Company and Richard J. Giromini (6)
10.05#	Non-qualified Stock Option Agreement dated July 15, 2002 between the Company and Richard J. Giromini (6)
10.06#	Non-qualified Stock Option Agreement between the Company and William P. Greubel (6)
10.07#	2004 Stock Incentive Plan (9)
10.08	Waiver and Amendment No. 4 to Loan and Security Agreement dated September 9, 2004 (10)
10.09#	Form of Associate Stock Option Agreements under the 2004 Stock Incentive Plan (11)
10.10#	Form of Associate Restricted Stock Agreements under the 2004 Stock Incentive Plan (11)
10.11#	Form of Executive Stock Option Agreements under the 2004 Stock Incentive Plan (11)
10.12#	Form of Executive Restricted Stock Agreements under the 2004 Stock Incentive Plan (11)
10.13	Second Amended and Restated Loan and Security Agreement dated March 6, 2007 (19)
10.14#	Restricted Stock Unit Agreement between the Company and William P. Greubel dated March 7, 2005 (12)
10.15#	Stock Option Agreement between the Company and William P. Greubel dated March 7, 2005 (12)
10.16#	Corporate Plan for Retirement — Executive Plan (13)
10.17#	Change in Control Policy (19)
10.18#	Executive Severance Policy (19)
10.19#	Form of Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan (17)
10.20#	Form of Restricted Stock Agreement under the 2004 Stock Incentive Plan (17)
10.21#	Form of CEO and President Restricted Stock Agreement under the 2004 Stock Incentive Plan (17)
10.22#	Form of Stock Option Agreement under the 2004 Stock Incentive Plan (17)
10.23#	Form of CEO and President Stock Option Agreement under the 2004 Stock Incentive Plan (17)
10.24#	Executive Director Agreement dated January 1, 2007 between the Company and William P. Greubel (18)

10.25#	Amendment to Executive Employment Agreement dated January 1, 2007 between the Company and Richard J. Giromini (18)
21.00	List of Significant Subsidiaries (19)
23.01	Consent of Ernst & Young LLP (19)
31.01	Certification of Principal Executive Officer (19)
31.02	Certification of Principal Financial Officer (19)
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (19)
#	Management contract or compensatory plan.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-42810) or the Registrant’s Registration Statement on Form 8-A filed December 6, 1995 (item 3.02 and 4.02)

(2)	Incorporated by reference to the Registrant’s registration statement Form S-3 (Registration No. 333-27317) filed on May 16, 1997

(3)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2001 (File No. 1-10883)

(4)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 (File No. 1-10883)

(5)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001 (File No. 1-10883)

(6)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (File No. 1-10883)

(7)	Incorporated by reference to the Registrant’s Form 8-K filed on September 29, 2003 (File No. 1-10883)

(8)	Incorporated by reference to the Registrant’s registration statement Form S-3 (Registration No. 333-109375) filed on October 1, 2003

(9)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 1-10883)

(10)	Incorporated by reference to the Registrant’s Form 8-K filed on September 29, 2004 (File No. 1-10883)

(11)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 (File No. 1-10883)

(12)	Incorporated by reference to the Registrant’s Form 8-K filed on March 11, 2005 (File No. 1-10883)

(13)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2005 (File No. 1-10883)

(14)	Incorporated by reference to the Registrant’s Form 8-K filed on December 28, 2005 (File No. 1-10883)

(15)	Incorporated by reference to the Registrant’s registration statement on Form 8-A12B filed on December 28, 2005 (File No. 1-10883)

(16)	Incorporated by reference to the Registrant’s Form 8-K filed on March 8, 2006 (File No. 1-10883)

(17)	Incorporated by reference to the Registrant’s Form 8-K filed on May 18, 2006 (File No. 1-10883)

(18)	Incorporated by reference to the Registrant’s Form 8-K filed on January 8, 2007 (File No. 1-10883)

(19)	Filed herewith

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

March 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date	Signature and Title

March 12, 2007	By: /s/ Richard J. Giromini Richard J. Giromini President and Chief Executive Officer, Director (Principal Executive Officer)

March 12, 2007	By: /s/ Robert J. Smith Robert J. Smith Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

March 12, 2007	By: /s/ William P. Greubel William P. Greubel Chairman of the Board of Directors

March 12, 2007	By: /s/ David C. Burdakin David C. Burdakin Director

March 12, 2007	By: /s/ Martin C. Jischke Dr. Martin C. Jischke Director

March 12, 2007	By: /s/ J.D. (Jim) Kelly J.D. (Jim) Kelly Director

March 12, 2007	By: /s/ Stephanie K. Kushner Stephanie K. Kushner Director

Date	Signature and Title

March 12, 2007	By: /s/ Ronald L. Stewart Ronald L. Stewart Director

March 12, 2007	By: /s/ Larry J. Magee Larry J. Magee Director

March 12, 2007	By: /s/ Scott K. Sorensen Scott K. Sorensen Director