Form 10-K/A
period 2006-12-31
WABASH NATIONAL CORP /DE
filed 2007-03-22
CIK 879526

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) is an amendment to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, which was originally filed with the Securities and Exchange Commission on March 12, 2007 (the “Original Filing”).

This Form 10-K/A is being filed to include responses to certain items required by Part III, which were originally expected to be incorporated by reference to the Registrant’s definitive Proxy Statement (the “Proxy Statement”) to be delivered to the Registrant’s stockholders in connection with its 2007 Annual Meeting of Stockholders, to update certain information contained in the executive biographies under the heading “Executive Officers of Wabash National Corporation” in Part I-Item 1, to update certain information under the heading “Industry and Competition” in Part I-Item 1 as a result of updated market data received from third party sources and to correct the date of the Report of Management on Internal Control over Financial Reporting in Part II-Item 9A. No other information in the Original Filing is amended hereby, and this Form 10-K/A does not otherwise reflect events occurring after the original filing date of March 12, 2007.

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

Industry and Competition

Trucking in the United States (U.S.), according to the American Trucking Association (ATA), was estimated to be a $623 billion industry in 2005 (the latest date such information is available), leading all other modes of transportation. ATA estimates that approximately 69% of all freight tonnage is carried by truck at some point during its shipment, accounting for approximately 84% of freight industry revenues. Trailer demand is a direct function of the amount of freight to be transported. As the economy improves, it is forecasted that truck carriers will need to both expand and replace their fleets, which typically results in increased trailer orders. According to A.C.T. Research Company, LLC (A.C.T.), there are approximately 2.9 million trailers in use today and total trailer replacement demand is estimated at approximately 200,000 trailers per year.

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

Executive Officers of Wabash National Corporation

The following are the executive officers of the Company:

Name	Age	Position

Richard J. Giromini	53	President and Chief Executive Officer, Director
Rodney P. Ehrlich	60	Senior Vice President — Chief Technology Officer
Bruce N. Ewald	55	Senior Vice President — Sales and Marketing
William P. Greubel	55	Chairman and Executive Director
Timothy J. Monahan	54	Senior Vice President — Human Resources
Robert J. Smith	60	Senior Vice President — Chief Financial Officer
Joseph M. Zachman	46	Senior Vice President — Manufacturing

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

Bruce N. Ewald.  Mr. Ewald joined the Company in March 2005 as Vice President and General Manager of Wabash National Trailer Centers, Inc. and in October 2005 he was promoted to Senior Vice President — Sales and Marketing. Prior to joining Wabash National, Mr. Ewald was with PACCAR Inc. from 1991 to February of 2005 where he served in a number of executive-level positions. Most recently with Peterbilt, a division of PACCAR, Mr. Ewald served as Assistant General Manager, Sales and Marketing from 2003 to February 2005, General Sales Manager, North America, from 2001 to 2003, and Regional Manager, Midwest from 1999 to 2000. Prior to PACCAR, Mr. Ewald spent 10 years with Genuine Parts Co. where he held several positions, including President and General Manager of a distribution center for Napa Auto Parts/Genuine Parts Co.

William P. Greubel.  Mr. Greubel was appointed Executive Director of the Company and stepped down as our Chief Executive Officer effective as of January 1, 2007. He remains as our Chairman of the Board of Directors, a position he has held since our 2006 Annual Meeting of Stockholders, and has been a member of our Board of Directors since May 2002. Mr. Greubel served as our Chief Executive Officer from May 2002 until December 2006. He also served as our President from May 2002 until December 2005. He also serves on the Executive Committee of the Board. Mr. Greubel was a Director and Chief Executive Officer of Accuride Corporation, a manufacturer of wheels for trucks and trailers, from 1998 until May 2002 and served as President of Accuride Corporation from 1994 to 1998. Previously, Mr. Greubel was employed by AlliedSignal Corporation from 1974 to 1994 in a variety of positions of increasing responsibility, most recently as Vice President and General Manager of the Environmental Catalysts and Engineering Plastics business units. Mr. Gruebel also serves as a Director of A.O. Smith Corporation.

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

2006 Compared to 2005

Net Sales

Net sales in 2006 were $1.3 billion, an increase of $98.5 million, or 8.1%, compared to 2005. By business segment, net external sales and related units sold were as follows (in millions, except unit data):

	Year Ended December 31,
	2006	2005	% Change

Sales by Segment:
Manufacturing	$1,120.7	$968.4	15.7%
Retail and Distribution	191.5	245.3	(21.9%)

Total	$1,312.2	$1,213.7	8.1%

New Trailers:	(units)
Manufacturing	55,500	50,500	9.9%
Retail and Distribution	3,900	5,600	(30.4%)

Total	59,400	56,100	5.9%

Used Trailers	6,600	6,000	10.0%

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

2005 Compared to 2004

Net Sales

Net sales in 2005 increased $172.6 million compared to the 2004 period. By business segment, net external sales and related units sold were as follows (in millions, except unit data):

	Year Ended December 31,
	2005	2004	% Change

Sales by Segment:
Manufacturing	$968.4	$806.0	20.1%
Retail and Distribution	245.3	235.1	4.3%

Total	$1,213.7	$1,041.1	16.6%

New Trailers:	(units)
Manufacturing	50,500	45,100	12.0%
Retail and Distribution	5,600	6,100	(8.2%)

Total	56,100	51,200	9.6%

Used Trailers	6,000	6,900	(13.0%)

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

l.  Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

		Retail and
	Manufacturing	Distribution	Total

Balance as of January 1, 2005	$18,357	$16,154	$34,511
Effects of foreign currency	—	534	534
Allocated to disposals	—	(2,027)	(2,027)

Balance as of December 31, 2005	$18,357	$14,661	$33,018
Effects of foreign currency	—	712	712
Acquisition - Transcraft	48,335	—	48,335
Impairment	—	(15,373)	(15,373)

Balance as of December 31, 2006	$66,692	$—	$66,692

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

m.  Intangible Assets

The Company has intangible assets including patents, licenses, trade names, trademarks, customer relationships and technology costs, which are being amortized on a straight-line basis over periods ranging from two to twenty years. As of December 31, 2006 and 2005, the Company had gross intangible assets of $54.0 million ($36.0 million net of amortization), and $15.5 million ($2.1 million net of amortization), respectively. Amortization expense for 2006, 2005 and 2004 was $4.6 million, $0.9 million and $1.3 million, respectively, and is estimated to be $3.5 million, $3.3 million, $3.1 million, $3.1 million and $3.0 million for 2007, 2008, 2009, 2010 and 2011, respectively.

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

p.  Other Accrued Liabilities

The following table presents the major components of Other Accrued Liabilities (in thousands):

	Years Ended December 31,
	2006	2005

Customer deposits	$8,257	$11,067
Warranty	14,978	10,217
Payroll and related taxes	13,020	9,832
Accrued taxes	6,536	7,851
Self-insurance	8,742	7,733
All other	7,173	12,051

	$58,706	$58,751

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2006	2005

Balance at January 1	$10,217	$8,399
Provision for warranties issued in current year	5,333	4,974
Additional provisions for pre-existing warranties	3,547	3,298
Transcraft acquisition	2,100	—
Payments	(6,219)	(6,454)

Balance at December 31	$4,978	$10,217

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

Stock Options.  The Company has three non-qualified stock option plans (1992 Stock Option Plan, 2000 Stock Option and Incentive Plan and 2004 Stock Incentive Plan), which allow eligible employees to purchase shares of common stock at a price not less than market price at the date of grant. The Company currently only allows new grants under the 2000 and 2004 plans. Under the terms of the stock option plans, up to an aggregate of approximately 3,850,000 shares are reserved for issuance, subject to adjustment for stock dividends, recapitalizations and the like. Options granted to employees under the stock option plans vest in annual installments over three to five years depending upon the grant. Options granted to non-employee directors of the Company are fully vested and exercisable six months after the date of grant. All options granted expire 10 years after the date of grant.

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

March 7, 2007

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

ITEM 11 — EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following compensation discussion and analysis provides information regarding the objectives and elements of our compensation philosophy and policies for the compensation of our Chief Executive Officer, Chief Financial Officer and our three most highly-compensated executive officers in 2006 other than our Chief Executive Officer and Chief Financial Officer. We refer to these individuals collectively as our named executive officers, or NEOs.

The Compensation Committee is responsible for implementing our executive compensation policies and programs and works closely with our management, in particular our Senior Vice President of Human Resources, and an outside compensation consultant, which for 2006 was Towers Perrin HR Services. The Compensation Committee operates pursuant to a charter approved by the Board of Directors. More information on the Committee’s processes and procedures can be found in the Proxy Statement under the heading “Compensation Committee.”

Philosophy and Objectives of Wabash National Compensation Programs

Overview

Our overall compensation philosophy is to provide compensation packages to our executives, including our NEOs, that are competitive with those of executives of similar status in the transportation industry while at the same time keeping our compensation program equitable and straightforward in structure.

•	Equitable treatment of our executives. We strive to provide levels of compensation that are equitable on both internal and external measures, and we want our associates to feel that their compensation is comparable to similarly situated people both within and outside of our Company. All of our full-time, salaried employees are on a grade scale, so that employees with comparable levels of responsibility and contributions to the Company have comparable levels of compensation. We also use competitive market assessments to provide benchmarks for our compensation decisions, as discussed below.

•	Straightforward structure. In structuring our compensation policies and practices, we seek to minimize the complexity of the program, maximize our associates’ understanding of the elements of compensation and provide compensation that is easily comparable to other opportunities in the market. We believe that a compensation program that is easy to understand further enforces an equitable work environment.

While we provide a framework for compensation, we believe that the Compensation Committee must have the flexibility needed to attract and, perhaps more importantly, retain qualified candidates, as well as recognize individual contributions or performance over and above that which is expected.

In implementing this philosophy, we award compensation to meet our three principle objectives: aligning executive compensation with our Company’s annual and long-term performance goals, using equity-based awards in an effort to align NEO and stockholder interests and setting compensation at levels that assist us in attracting and retaining qualified executives.

Reflect Annual and Long-Term Performance Goals

As part of our executive compensation program, we reward the achievement, and surpassing, of short-term and long-term corporate goals. Our short-term incentive program is designed to reward participants for the achievement of annual financial and personal performance goals by providing cash awards that are paid if annual financial goals are met and personal performance meets expectations. Our long-term incentive program is designed to reward participants for the achievement of longer term financial goals over a three year period by providing equity-based compensation that provides value to our NEOs when our stock price increases or company-wide financial goals are met. We believe that the use of annual and long-term performance goals provide our associates with an equitable message that when the Company does well, so do they. Similarly, because a significant portion of awards are tied to Company-wide goals, all of the participants in the plan are rewarded for superior Company performance. We also believe that the use of the performance goals we select helps us to have a straightforward structure because our associates can easily track Company performance and correlate their awards to improved Company performance and operations.

Utilize Equity-Based Awards

Our compensation program uses equity-based awards in order to provide our NEOs with a direct incentive to seek increased shareholder returns. Our shareholders receive value when our stock price increases, and by using equity-based awards our NEOs also receive increased value when our stock price increases. We believe that equity-based awards are an important part of an equitable structure because it is fair to our NEOs and to the Company that the level of rewards for our NEOs increase and decrease based on the return to shareholders. Similarly, equity-based awards represent our philosophy of having a straightforward structure by reminding NEOs that one of the best measures of long-term corporate success is increased shareholder value.

Attract and Retain Qualified Executives

We believe that the supply of qualified executive talent is limited and have designed our compensation programs to help us attract qualified candidates by providing compensation that is competitive within the transportation industry and the broader market for executive talent. Perhaps more importantly, we believe that the design of our compensation programs is important in helping us to keep the qualified executives that we currently have.

Competitive Market Assessments

To assist in identifying the appropriate level of compensation to target for our NEOs, the Compensation Committee has historically engaged a compensation consultant. For 2006, Towers Perrin HR Services, or Towers Perrin, served as the Compensation Committee’s compensation consultant.

In February 2006, Towers Perrin provided the Compensation Committee with a competitive market assessment of the compensation paid to our NEOs and other senior officers, with the exception of Messrs. Ehrlich and Greubel. Because of what we believe is the unique nature of his position and responsibilities and the lack of comparable positions at other companies in the transportation industry, we do not believe that data on directly comparable positions is available for Mr. Ehrlich. Similarly, because of the negotiated nature of the employment contract for Mr. Greubel and the succession planning that was underway, the February 2006 report from Towers Perrin did not cover Mr. Greubel’s compensation in 2006. However, the Compensation Committee did receive a market assessment from Towers Perrin in connection with setting the compensation for Mr. Giromini when he became our new Chief Executive Officer on January 1, 2007.

The Compensation Committee reviewed the competitive market assessment provided by Towers Perrin, which provided historical information and analysis on the amount of base salary, total cash compensation, target bonus percentages, annualized expected values of long-term incentives and total direct compensation for executive officers. Towers Perrin’s analysis compared the compensation packages for our executive officers to a size-based sample from general industry and a size-adjusted durable goods manufacturing sample. In calculating the 2006 values for the competitive market assessment, Towers Perrin generally used publicly available numbers for 2005 and made what it considered were appropriate inflationary adjustments. The Towers Perrin information was used by the Compensation Committee to reaffirm the elements of our compensation programs.

In addition to the information the Compensation Committee received from Towers Perrin, Mr. Greubel also reviewed the information from Towers Perrin and made recommendations to the Compensation Committee on the amount of base salary and target awards under our short-term and long-term incentive plans for the other NEOs.

While the competitive market assessments provided by Towers Perrin are an important factor in making compensation decisions and the Compensation Committee strives to provide compensation that is around the median of comparable company compensation, the Compensation Committee retains the flexibility to also consider subjective factors. The Compensation Committee realizes that competitive alternatives vary from individual to individual and may extend beyond equivalent positions in our industry or at other publicly traded or similarly-situated companies, and the Committee considers each NEO’s contributions to our corporate performance, complexity and importance of role and responsibilities, regional considerations, cost of living adjustments, position tenure and leadership and growth potential.

We believe that our total cash compensation, which includes salary and target short-term incentive awards, historically has been around the median of market competitive values, and our long-term incentives have historically been below the median due to our historical compensation practices. In recent years, we have begun to focus on increasing the level of long-term compensation of our executives so that total compensation is more competitive. In 2006, total cash compensation for each of our NEOs, other than Mr. Greubel and Mr. Ehrlich for whom we did not have data, was below the median provided by Towers Perrin. The Compensation Committee determined that raising total cash compensation to at or above the median would occur gradually as the NEOs gain tenure in their positions. In 2006, total direct compensation, which includes base salary, the short-term incentive plan target amount and long-term incentive plan target amount, for each of our NEOs other than Mr. Greubel and Mr. Ehrlich was also below the median provided by Towers Perrin. However, it was closer to the median than in prior years and as noted above we expect that we will continue to gradually increase compensation, and long-term compensation, in particular, as circumstances warrant.

While we consider current and prior compensation awards when considering retirement and severance programs, we do not consider prior compensation awards when setting long-term compensation. We do not consider those prior awards because we do not believe that other companies who may be interested in hiring our NEOs would take into account the holdings that these officers have in our Company, so we do not believe that all of the objectives of our compensation policy would be met were we to consider those holdings.

We plan to obtain a revised competitive market assessment from our compensation consultant every other year and have the Compensation Committee approve changes to the assessment in the intervening years to take into account inflationary increases and other applicable changes in the market for executive talent for which data is available.

Elements of Compensation

Base Salary

We believe that it is a necessity to provide our NEOs with a portion of compensation that is fixed and liquid, and we do this through base salaries. The base salaries for our NEOs are generally set by the Compensation Committee in February of each year, absent other factors, such as new hires or promotions. For example, in January 2006 Mr. Giromini’s base salary was increased when he was promoted to the position of President. At that time, the Compensation Committee received a competitive analysis on the level of his compensation from Towers Perrin and received the recommendation of Mr. Greubel. His base salary was not further adjusted in February 2006 at the time the base salaries of the other NEOs were reviewed.

As discussed above, the Compensation Committee reviews the competitive market assessment provided by Towers Perrin when setting base salaries and strives to be near the median of the salaries covered by the assessment. The Compensation Committee also considers internal benchmarking to compare base salaries among all of our executive officers as part of our efforts to provide equitable levels of compensation both internally and externally. For Mr. Greubel and Mr. Ehrlich, a competitive market assessment was not available, and therefore the Compensation Committee relied more heavily on our internal benchmarking and the data that we had for the other executive officers, as well as the subjective factors discussed above.

The Compensation Committee’s decisions to set base salary impact the other portions of our compensation program because target awards under our short-term incentive program and our long-term incentive program are both designed as multiples of base salary.

Short-Term Incentive Plan

Our short-term incentive plan is designed to reward participants for meeting or exceeding financial and personal performance over the course of a calendar year, and in addition to our NEOs, it is available to a wide range of key associates and executives. If short-term incentive plan targets are met, participants receive a cash bonus. We use the short-term incentive plan for compensating our NEOs because it permits us to incentivize our NEOs to achieve goals that we believe are consistent with our current overall goals and strategic direction. We believe that achievement of these current overall goals and strategic direction will translate into long-term success for the Company and improved shareholder return. The plan is reviewed and updated by the Compensation Committee on an annual basis, which generally occurs in February of each year.

In 2006, awards under the plan were only to be paid if we met or exceeded 80% of our financial target, even if an NEO exhibited outstanding individual performance. We selected 80% as the threshold because we believe that level of performance is representative of good corporate performance and because we believe that based on their understanding of market standards our employees expected awards if we achieved that level of success. The size of the target bonus under the short-term incentive plan for Messrs. Greubel and Giromini was 60% of base salary, for Mr. Smith it was 50% of base salary and for our other NEOs it was 45% of base salary. As discussed above, in setting these percentages the Compensation Committee considered the information contained in the competitive analysis received from Towers Perrin.

For our NEOs, in 2006, 50% of the target bonus under the short-term incentive plan was based on achieving pre-tax profit of $73,000,000, 25% of the target was based on achieving operating working capital of 12.4%, and 25% was based on individual performance. For this purpose, operating working capital is determined by dividing net working capital by annual sales, where net working capital is calculated as the sum of accounts receivable and inventory less accounts payable, and all measures are calculated by averaging the results of each calculation for the prior 13 months. In selecting financial measures, we selected measures we believe all participants in the short-term incentive plan could readily relate to their performance and easily track. Our NEOs were subject to the same metrics as the other participants. We believe that pre-tax profit was an appropriate measure for short-term incentive plan awards because we believe that it is the most direct and appropriate measure to reflect our employees’ efforts to achieve profitability and short-term performance. Similarly, we believe that working capital is an appropriate measure for short-term incentive plan awards because it directly reflects the efforts of our employees to achieve improved operational performance. The overall effect of this is the selection of metrics and targets that are easy to understand. The 25% of the short-term incentive plan that is based on individual performances furthers our philosophy of having flexibility to reward an individual’s performance.

Payouts to NEOs under the plan can range from 50% of the target bonus to 200% of the target bonus based on corporate performance, with 50% paid at 80% of target, 100% paid at 100% of target and 200% paid at 150% of target. In 2006, we did not achieve 80% of the financial targets that is the minimum threshold for payments under the plan, and no bonus payments were made to our NEOs pursuant to the plan.

For 2007, we are restructuring the short-term incentive plan in order that awards for personal performance may be paid under the short-term incentive plan even when thresholds set for the financial targets have not been met. By tying the payment of the personal performance portion of the short-term incentive plan to the achievement of financial targets, we did not have the flexibility that we believe is important to be able to reward superior performance without regard to factors that may have been outside of the particular executive’s control.

Long-Term Incentive Plan

Our long-term incentive plan, or LTI Plan, is designed to reward our NEOs for achieving and exceeding financial targets on a longer-term basis, generally three years. The LTI Plan consists of grants of various types of equity awards: stock options that vest over three years, restricted stock that vests in total at the end of three years, and performance share units that vest over three years based on pre-defined performance measures. As described above, we believe that a substantial portion of NEOs’ compensation should be in the form of equity awards in order to align the interests of the NEOs and our stockholders. The plan is reviewed and updated by the Compensation Committee on an annual basis, which generally occurs in February of each year. In 2006, the award components of the LTI Plan were redesigned based on the recommendations of Towers Perrin and Mr. Greubel to provide for options, restricted stock and performance share units, for the reasons discussed below.

Under the LTI Plan, each NEO’s long-term incentive award target is established based on a percentage of his or her base salary. To determine the size of the awards to be made, we multiply the respective NEO’s salary by a specified percentage. In 2006, it was 160% of salary for Mr. Greubel, 100% of salary for Mr. Giromini and Mr. Smith, and 80% of salary for our other NEOs. As discussed above, in setting these percentages the Compensation Committee considered the information contained in the competitive analysis received from Towers Perrin. For 2006, awards under the LTI Plan were divided among stock options that vest equally over the first 3 anniversaries of the awards, shares of restricted stock that vest in full at the end of 3 years and performance share units that vest at the end of 3 years based on pre-defined performance measures. The number of options granted was determined by dividing 40% of the value of the executive’s LTI Plan target by a binomial option value on the date of grant. The number of shares of restricted stock was determined by dividing 20% of the value of the executive’s LTI Plan target by the closing stock price of our common stock on the date of grant. The number of performance share units was determined by dividing 40% of the value of the executive’s LTI Plan target by the expected value of a performance share on the date of grant, which is calculated using a binomial valuation method on the date of grant. Binomial valuation calculations take into account the value of an equity instrument over its life, and our calculations were based on formulas provided by Towers Perrin.

The performance share units vest based on the achievement of financial targets over the course of a three-year performance cycle. For awards made in 2006, covering the period from 2006 through 2008, 50% of the award is based on our achievement of a targeted return on invested capital and 50% of the award is based on our achievement of a targeted gross profit margin. For this purpose, return on invested capital is calculated by dividing the trailing twelve months of operating income by net invested capital, where net invested capital is calculated as total assets less the result of cash minus total current liabilities, less any current debt obligations. For this purpose, gross profit margin is calculated by dividing net sales by gross profit, where gross profit is calculated as net sales minus cost of goods sold. The number of shares to be issued decreases or increases based on whether and by how much targets are achieved, with a minimum threshold of 50% of the awards and a maximum threshold of 150%. The Compensation Committee is responsible for determining whether these targets were met. We believe that return on invested capital is an appropriate measure for long-term incentive plan awards because it takes into account our overall financial performance, and that gross profit margin is an appropriate measure for long-term incentive plan awards because it directly reflects improvements in operational efficiency. We believe that with superior performance, the targets that we have set forth for our NEOs can be met, and our NEOs have informed us that they expect that they will meet these targeted returns. To receive the target awards, our corporate performance in 2007 and 2008 would need to substantially improve over our 2006 results.

We believed that the three types of equity awards utilized in the LTI Plan were an appropriate mix of types of awards and provided the proper incentives for NEOs to remain with the Company and execute our strategic growth plans. Because 40% of each award in 2006 was composed of options that require an increase in stock price to have value to the NEO and 40% of each award was comprised of performance share units that require performance objectives to be met, 80% of the LTI Plan award is tied to the Company’s growth and returns to shareholders. We believed that this provided appropriate incentive to the NEOs to improve the Company’s performance. We believed that in 2006 solely relying on either an increased stock price or achieving specified performance metrics would not be sufficient. While stock price can be a good indicator of corporate success, outside factors can cause the stock price to go up or down regardless of the level of performance. Similarly, while internal performance metrics are important indicators of success, tying a portion of the total award to stock price is still important to better align the interests of the NEOs with our stockholders. Accordingly, we used both options and performance share units for the performance awards. In addition, we believe that the utilization of restricted stock is appropriate given the expectations of our executives based on our historical practices, the marketplace for executive talent, our historical practice of granting restricted stock, their impact on retention and the cyclical nature of our business.

For 2007, we expect that awards under the LTI Plan will consist of stock options and restricted stock grants. We expect to use these forms of awards because we think that stock options and restricted stock grants are sufficient to meet our goals as stated above for long-term initiatives, and because multi-year performance share units granted on an annual basis were not as effective a tool in offering our employees a simple and straight-forward incentive.

Equity Grant Practices

Grants of equity awards are generally made to our NEOs at one time each year pursuant to the LTI Plan. As discussed above, the Compensation Committee reviews and approves awards and award levels under the LTI Plan in February of each year. In 2007, awards under the LTI Plan will not be made until after the Annual Meeting where the stockholders are being asked to approve a new Omnibus Incentive Plan. Subsequent to the Compensation Committee approval, equity awards for the NEOs are subject to approval by the full Board of Directors. There is no set time for approval and ratification, though they typically occur in connection with regularly scheduled meetings of the Compensation Committee and the Board of Directors in February of each year. While most of our option awards are made at that time, we occasionally make grants of options to NEOs at other times, including in connection with the initial hiring of a new officer or promotion. We make such grants at the time of the hiring or promotion. We do not have any specific program, plan or practice related to time equity award grants to executives in coordination with the release of non-public information.

All options are granted with an exercise price equal to the closing market price on the date of grant. The date of grant for our equity awards is set by the Board of Directors and is a date that is on or after the Board action approving and ratifying the awards. We have not engaged in a practice of back-dating equity awards.

Stock Ownership Guidelines

In February 2005, we adopted stock ownership guidelines for our executive officers, including our NEOs. These guidelines are designed to encourage our executive officers to increase their equity stake in the Company and more closely align their interests with those of other stockholders. The stock ownership guidelines provide that within 5 years of adoption of the guidelines, the executive officer is required to own a number of shares roughly equivalent to what was then three times the executive’s salary, or five times in the case of our Chief Executive Officer. In 2006, this translated into 120,000 shares for Mr. Greubel, 45,000 shares for Mr. Giromini and 25,000 shares in the case of the other NEOs. Because the policy is new, none of our executive officers are currently required to meet these guidelines. However, in 2006 Mr. Greubel, Mr. Giromini and Mr. Ehrlich met these guidelines.

Our insider trading policy prohibits our executive officers, including our NEOs, from engaging in selling short our common stock or engaging in hedging or offsetting transactions regarding our common stock.

Post-Termination Compensation

Employment and Severance Agreements

In 2006, we did not have employment or severance agreements with any of our NEOs, other than employment agreements with Mr. Greubel and Mr. Giromini. These agreements provided for payments and other benefits if the executive’s employment terminates based upon certain qualifying events, such as termination without “cause” or leaving employment for “good reason.” These provisions were in these officer’s agreements that were negotiated when they were initially hired. The Board of Directors believed that these severance payments and benefit arrangements were necessary to hire these officers and were consistent with industry practice, and the terms are the result of negotiations between us and the officers. Our agreement with Mr. Greubel was superseded in its entirety by a new agreement when he ceased serving as our Chief Executive Officer on January 1, 2007, and he no longer has an agreement that provides for post-termination payments. Our agreement with Mr. Giromini was amended when he became our Chief Executive Officer on January 1, 2007, and his employment agreement continues to have these terms.

We also have instituted a change-in-control policy applicable to a number of our senior executive officers, including Messrs. Giromini, Smith and Ewald. We determined that this policy was appropriate based on the prevalence of similar policies within our industry, as well as the dynamic nature of the business environment in which we operate. We also believe change-in-control policies and agreements are appropriate tools to motivate executive officers to exhibit the right behaviors when considering potential business combinations. By defining compensation and benefits payable under various merger and acquisition scenarios, change-in-control agreements enable the named executive officers to set aside personal financial and career objectives and focus on maximizing shareholder value. These agreements help to minimize distractions such as the officer’s concern about what may happen to his or her position, and help to keep the officer objective in analyzing opportunities that may arise. Furthermore, they ensure continuity of the leadership team at a time when business continuity is of paramount concern. Under the terms of his employment agreement as amended in January 2007, Mr. Giromini will receive the greater of the benefits pursuant to our change-in-control policy or his employment agreement, but not both.

Additional information regarding these provisions, including a definition of key terms and a quantification of benefits that would be received assuming a triggering event on December 31, 2006, is found below under the heading “Potential Payments upon Termination or Change-in-Control” and a more general discussion of the terms of the employment agreements is found below in the discussion following the Summary Compensation Table and Grants of Plan Based Awards Table.

Executive Severance Plan

We have adopted an Executive Severance Plan that provides for severance benefits for our officers, including our NEOs, in the event we terminate their employment without cause. Under the plan, in the absence of an employment agreement providing for superior benefits, our NEOs are eligible for a severance payment equal to the executive’s base salary for a period of one month or, if the executive executes a general release, for a period of up to 18 months. In addition to the severance payment, our NEOs are entitled to a lump sum amount to cover post-termination healthcare premiums for the duration of the severance period. We determined that this plan was appropriate based on the prevalence of similar plans within our industry and its importance to attracting and retaining qualified executives based on our belief of their expectations. See below, under the heading “Potential Payments upon Termination or Change-in-Control”, for a quantification of the benefits that would be received assuming termination of eligible NEOs on December 31, 2006.

Deferred Compensation Plan

We sponsor a non-qualified, unfunded deferred compensation plan, which allows eligible highly-compensated employees, including the NEOs , and directors to voluntarily elect to defer certain forms of compensation prior to the compensation being earned and vested. We make this opportunity available to our highly-compensated employees as a financial planning tool and an additional method to save for retirement. Deferrals by executive officers generally result in the deferral of our obligation to make cash payments or issue shares of our common stock to those executive officers. Executive officers do not receive preferential earnings on their deferred compensation.

As a result, we do not view earnings received on contributions to the deferred compensation plan as providing executives with additional compensation. Participants in the Deferred Compensation Plan are general creditors of the Company. See the Nonqualified Deferred Compensation Table below for additional information on the Deferred Compensation Plan.

Executive Life Insurance Program

Pursuant to the terms of their employment agreements, we maintain life insurance policies on Mr. Greubel and Mr. Giromini. We have purchased and maintain these policies on these executives but provide the executives with an interest in the death benefit. The executive officer is responsible for taxes on the income imputed in connection with this agreement under Internal Revenue Service rules. Upon termination of employment, the life insurance policies will be assigned to the executive officer or his beneficiary. This was a negotiated benefit entered into when these officers began their employment with us.

Deductibility Cap on Executive Compensation

Under Section 162(m) of the Internal Revenue Code of 1986, as amended, and applicable Treasury regulations, no tax deduction is allowed for annual compensation in excess of $1,000,000 to the named executive officers listed in the summary compensation table below. However, performance-based compensation, as defined in the tax law, is fully deductible if the programs, among other requirements, are approved by shareholders, the compensation is payable only upon attainment of pre-established, objective performance goals and the board committee that establishes such goals consists only of “outside directors” as defined for purposes of Section 162(m). For 2006, all of the members of the Compensation Committee qualified as “outside directors.” Our policy is to qualify our incentive compensation programs for full corporate deductibility to the extent feasible and consistent with our overall compensation goals as reflected in the Summary Compensation Table below.

COMPENSATION COMMITTEE REPORT

The Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Form 10-K/A. Based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Proxy Statement and in the Wabash National Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
COMPENSATION COMMITTEE (March 19, 2007)
David C. Burdakin
Martin C. Jischke
J.D. (Jim) Kelly
Stephanie K. Kushner
Larry J. Magee
Scott K. Sorensen
Ronald L Stewart

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors in 2006 consisted of Dr. Jischke, Ms. Kushner, and Messrs. Burdakin, Kelly, Magee, Sorensen and Stewart. None of these individuals is currently, or has ever been, an officer or employee of Wabash or any of our subsidiaries. In addition, during 2006, none of our executive officers served as a member of the board of directors or on the compensation committee of any other entity that had an executive officer serving on our Board of Directors or our Compensation Committee.

Summary Compensation Table
for Fiscal Year End December 31, 2006

The following table summarizes the compensation of the NEOs for the fiscal year end December 31, 2006. The NEOs are the Company’s Chief Executive Officer, Chief Financial Officer, and the three other most highly compensated executive officers as determined by taking the total compensation calculated pursuant to the table below.

			Stock	Option	All Other
		Salary(1)	Awards(2)	Awards(2)	Compensation(3)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
WILLIAM P. GREUBEL Chief Executive Officer(4)	2006	705,385	360,978	260,538	79,026	1,405,927
ROBERT J. SMITH Senior Vice President — Chief Financial Officer	2006	292,615	74,637	68,970	24,333	460,555
RICHARD J GIROMINI President, Chief Operating Officer(4)	2006	451,000	138,972	103,817	46,756	740,545
RODNEY P. EHRLICH Senior Vice President — Chief Technology Officer	2006	285,057	72,386	52,095	23,843	433,402
BRUCE N. EWALD Senior Vice President — Sales and Marketing	2006	253,270	181,200	56,512	74,353	565,335

(1)	No bonuses or payments under our Short Term Incentive Plan were awarded to our NEOs for 2006 performance.

(2)	See Note 9 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 regarding assumptions underlying valuation of equity awards.

(3)	Amounts in this column consist of (i) payments by us with respect to our 401(k) Plan; (ii) matching contributions under our Non-Qualified Deferred Compensation Plan (NQP); (iii) payments by us with respect to term life insurance for the benefit of the respective officer; (iv) payments by us with respect to the Executive Life Insurance Plan; (v) for Mr. Ewald, reimbursement of relocation expenses, including a related tax gross-up, and tax accounting services; and (vi) miscellaneous compensation or perquisites. These amounts include:

		Executive Life	Relocation
Name	NQP Match	Insurance Plan(a)	Reimbursement(b)	Tax Gross-up(c)

WILLIAM GREUBEL	$28,215	$38,913	—	—
ROBERT SMITH	11,705	—	—	—
RICHARD GIROMINI	18,040	18,250	—	—
RODNEY EHRLICH	11,402	—	—	—
BRUCE EWALD	—	—	$50,254	$13,777

(a)	Mr. Greubel and Mr. Giromini are provided with a stipend to pay for a universal life insurance policy that is fully owned by the executive.

(b)	Pursuant to his employment offer letter, Mr. Ewald received a relocation package consisting of a relocation bonus of $10,000, housing assistance and other relocation expenses. The relocation package offered to Mr. Ewald was consistent with what is generally provided to officers who join the Company at his level.

(c)	Pursuant to his employment offer letter, Mr. Ewald was entitled to receive a tax gross-up with respect to the taxable portion of his relocation package.

(4)	As of January 1, 2007, Mr. Giromini was elevated to the position of Chief Executive Officer to succeed Mr. Greubel who had stepped down from that position.

Grants of Plan-Based Awards
for Fiscal Year End
December 31, 2006

								All Other	All Other
		Estimated Possible Payouts			Estimated Future Payouts			Stock	Option
		Under Non-Equity Incentive			Under Equity Incentive			Awards:	Awards:	Exercise	Grant
		Plan Awards(2)			Plan Awards(3)			Number of	Number of	or Base	Date Fair
								Shares of	Securities	Price of	Value of
		Threshold	Target		Threshold	Target	Maximum	Stock or	Underlying	Option	Stock and
	Grant	($)	($)	Maximum ($)	Units (#)	Units (#)	Units (#)	Units	Options	Awards	Option
Name	Date(1)	(50%)	(100%)	(200%)	(50%)	(100%)	(150%)	(#)(4)	(#)(5)	($/Sh)	Awards(6)
WILLIAM GREUBEL	5/18/2006	213,000	426,000	852,000
	5/18/2006				15,990	31,980	47,970
	5/18/2006							15,460			259,883
	5/18/2006								62,250	16.81	512,317
ROBERT SMITH	5/18/2006	75,000	150,000	300,000
	5/18/2006				4,220	8,440	12,660
	5/18/2006							4,080			68,585
	5/18/2006								16,440	16.81	135,301
RICHARD GIROMINI	5/18/2006	135,300	270,600	541,200
	5/18/2006				6,350	12,700	19,050
	5/18/2006							6,140			103,213
	5/18/2006								24,710	16.81	203,363
RODNEY EHRLICH	5/18/2006	64,426	128,853	257,706
	5/18/2006				3,225	6,450	9,675
	5/18/2006							3,120			52,447
	5/18/2006								12,550	16.81	103,286
BRUCE EWALD	5/18/2006	57,242	114,484	228,969
	5/18/2006				2,865	5,730	8,595
	5/18/2006							2,770			259,883
	5/18/2006								11,150	16.81	91,764

(1)	As discussed under “Equity Grant Practices” in the Compensation Discussion and Analysis above, the grant date of equity awards is set by our Board of Directors and is a date that is on or after the Board of Directors or Compensation Committee action approving or ratifying the award.

(2)	These columns show the range of cash payouts targeted for 2006 performance under our Short Term Incentive Plan as described in the section titled “Short Term Incentive Plan” in the Compensation Discussion and Analysis above. In 2006, the target for minimum threshold for payments under the plan was not met, and no payments were made. For a discussion of the performance metrics applicable to these awards, see the above-referenced section of the Compensation Discussion and Analysis.

(3)	These columns show the range of performance share unit payouts targeted for 2006 performance under the Wabash National Corporation 2004 Stock Incentive Plan as described in the section titled “Long-Term Incentive Plan” in the Compensation Discussion and Analysis above. The dollar amount recognized by the Company for these performance awards is shown in the Summary Compensation Table in the column titled “Stock Awards” and their valuation assumptions are referenced in footnote 2 to that table.

(4)	Amounts represent restricted stock awards granted pursuant to the Wabash National Corporation 2004 Stock Incentive Plan that vest on the three-year anniversary of the date of grant. The recipient is entitled to receive dividends on the restricted stock when paid.

(5)	Amounts represent stock option awards granted pursuant to the Wabash National Corporation 2004 Stock Incentive Plan and vest in three equal installments over the first three anniversaries of the date of grant. Dividends will not accrue on the stock option awards.

(6)	The amounts shown in this column represent the full grant date fair market value of stock and option awards granted in 2006, as determined pursuant to FAS 123R.

For Mr. Greubel and Mr. Giromini, the amounts disclosed in the tables above are in part a result of the terms of their employment agreements. We have no other employment agreements with our named executive officers.

Mr. Greubel’s Employment Agreement.  Effective January 1, 2007, Mr. Greubel has ceased serving as our Chief Executive Officer, and his employment agreement was superseded with a new employment agreement for his service as Executive Director. Below is a description of Mr. Greubel’s employment agreement in effect during the last fiscal year and which the compensation disclosed in the tables above is based upon.

In April 2002, we entered into an employment agreement with Mr. Greubel to serve as President and Chief Executive Officer with an initial term starting from April 12, 2002 through March 31, 2005. The term of Mr. Greubel’s employment automatically renewed for successive one-year periods until Mr. Greubel stepped down from his position as Chief Executive Officer effective January 1, 2007. Pursuant to this agreement, Mr. Greubel’s initial base salary was set at $600,000 per year, subject to annual adjustment in connection with annual performance reviews and discussions between Mr. Greubel and us. Mr. Greubel’s base salary for 2006 was $705,385. Mr. Greubel was also eligible for an annual bonus.

Mr. Greubel’s employment could be terminated for cause by us or by him upon his giving us 30 days written notice. In the event that Mr. Greubel’s employment was terminated without cause, or it was terminated by Mr. Greubel for Good Reason (as defined below in the “Potential Payments on Termination or Change-in-Control” section), we were obligated to make certain payments to him and continue certain benefits. In addition, Mr. Greubel would maintain all of his rights in connection with his vested stock options. Furthermore, if a change of control with respect to us had occurred and Mr. Greubel terminated within 180 days thereafter, we would have been required to make certain severance payments to Mr. Greubel. In his employment agreement, Mr. Greubel had agreed not to compete with us during the term of his agreement and for a period of two years after termination for any reason.

On January 1, 2007, in connection with his stepping down as Chief Executive Officer, we entered into an executive director agreement with Mr. Greubel, which superseded in its entirety his employment agreement described above. Under the Executive Director Agreement, Mr. Greubel shall receive an annual base salary of $280,000 and is eligible for an annual incentive bonus targeted at 40% of his base salary and which may range from 0% to 80% of base salary. The Executive Director Agreement also entitles Mr. Greubel to continue to participate in our executive benefit programs. We shall continue to pay an additional sum to Mr. Greubel to enable him to continue his current coverage under his executive life insurance program.

For a discussion of potential termination payments to Mr. Greubel pursuant to the Executive Director Agreement, see the heading “Potential Payments upon Termination or Change-in-Control” below.

Mr. Giromini’s Employment Agreement.  Effective January 1, 2007, the Board appointed Mr. Giromini, to serve as Chief Executive Officer, succeeding Mr. Greubel. In June 2002, we entered into an employment agreement with Mr. Giromini to serve as Chief Operating Officer of the Corporation effective July 15, 2002 through July 15, 2003. The term of Mr. Giromini’s employment automatically renews for successive one-year periods unless and until either party provides written notice, not less than 60 days prior to the end of the then current term, of their intent not to renew the agreement. Pursuant to this agreement, Mr. Giromini’s initial base salary was set at $325,000 per year, subject to annual adjustment in connection with annual performance reviews and discussions between Mr. Giromini and us. Mr. Giromini’s salary for 2006 was $451,000. Mr. Giromini’s employment agreement had similar provisions to that of Mr. Greubel, except with respect to his position, base salary, and certain health benefits.

A description of the termination provisions, whether or not following a change-in-control, and a quantification of benefits that would be received by Mr. Giromini can be found under the heading “Potential Payments upon Termination or Change-in-Control” below.

On January 1, 2007, in connection with Mr. Giromini becoming our Chief Executive Officer, we entered into an amendment to his employment agreement to provide that Mr. Giromini’s title and duties will be that of the President and Chief Executive Officer. The amendment provides that Mr. Giromini will receive an annual base salary of $620,000 and is eligible for an annual incentive bonus targeted at 80% of his base salary, and which may range from 0% to 160% of base salary. In addition, Mr. Giromini is entitled to payment of an additional sum to enable Mr. Giromini to participate in an executive life insurance program, currently estimated to be $49,190 annually.

Outstanding Equity Awards at Fiscal Year-End
December 31, 2006

	Option Awards					Stock Awards
			Equity						Equity Incentive
			Incentive						Plan Awards:
			Plan Awards:						Market or
			Number of					Equity Incentive	Payout Value of
	Number of	Number of	Securities			Number of	Market Value of	Plan Awards: Number	Unearned Shares,
	Securities	Securities	Underlying			Shares or	Shares or	of Unearned Shares,	Units or Other
	Underlying	Underlying	Unexercised			Units of Stock	Units of Stock	Units or Other	Rights That
	Unexercised	Unexercised	Unearned	Option	Option	That Have	That Have Not	Rights That Have	Have Not
	Options (#)	Options (#)	Options	Exercise Price	Expiration	Not Vested	Vested	Not Vested	Vested
Name	Exercisable(1)	Unexercisable(1)	(#)	($)	Date	(#)(2)	($)(3)	(#)(4)	($)(3)
WILLIAM P. GREUBEL						15,700(5)	237,070
						25,110(6)	379,161
						15,460(7)	233,446
								15,990	241,449
	83,333	0		10.01	5/6/2012
	175,000	0		9.03	1/17/2013
	15,733	7,867		23.90	5/20/2014
	8,454	16,906		26.93	3/7/2015
	0	62,250		16.81	5/18/2016
ROBERT J. SMITH						2,500(5)	37,750
						4,650(6)	70,215
						4,080(7)	61,608
								4,220	63,722
	2,400	1,200		23.90	5/20/2014
	3,333	1,667		24.65	10/20/2014
	1,567	3,133		26.93	3/7/2015
	0	16,440		16.81	5/18/2016
RICHARD J GIROMINI						6,000(5)	90,600
						9,460(6)	142,846
						6,140(7)	92,714
								6,350	95,885
	65,000	0		8.65	7/15/2012
	35,000	0		9.03	1/17/2013
	6,600	3,300		23.90	5/20/2014
	3,187	6,373		26.93	3/7/2015
	0	24,710		16.81	5/18/2016
RODNEY P. EHRLICH						3,000(5)	45,300
						5,130(6)	77,463
						3,120(7)	47,112
								3,225	48,698
	10,000	0		28.75	9/16/2007
	4,000	0		21.56	9/17/2009
	20,000	0		9.03	1/17/2013
	3,200	1,600		23.90	5/20/2014
	1,727	3,453		26.93	3/7/2015
	0	12,550		16.81	5/18/2016
BRUCE N. EWALD						12,500(8)	188,750
						2,770(7)	41,827
								2,865	43,262
	0	10,000		25.41	3/21/2015
	0	11,150		16.81	5/18/2016

(1)	The vesting date of each service-based option award that is not otherwise fully vested is listed in the table below by expiration date:

Expiration Date	Vesting Schedule and Date
05/20/2014	Three equal installments on May 20, 2005, 2006 and 2007
10/20/2014	Three equal installments on October 20, 2005, 2006 and 2007
03/07/2015	Three equal installments on March, 7 2006, 2007 and 2008
03/21/2015	Vests in full on March 21, 2007
05/18/2006	Three equal installments on May 18, 2007, 2008 and 2009

(2)	The recipient is entitled to receive dividends on shares of restricted stock when paid during the restriction period.

(3)	Value calculated by multiplying the closing market price of our common stock on December 29, 2006, or $15.10, by the number of shares or units, as applicable.

(4)	The performance share units vest in full on May 18, 2009 contingent on our achievement of performance targets described above in the Compensation Discussion and Analysis — Long-Term Incentive Plan.

(5)	Represents service-based restricted stock awards that vest in three equal installments on May 20, 2007, 2008 and 2009.

(6)	Represents service-based restricted stock awards that vest in three equal installments on March 7, 2008, 2009 and 2010.

(7)	Represents service-based restricted stock awards that vest in full on May 18, 2009.

(8)	Represents service-based restricted stock awards that vest in full on March 21, 2007.

Option Exercises and Stock Vested

There were no stock option exercises by, or any stock that vested for, any of our NEOs in 2006.

Non-Qualified Deferred Compensation

	Executive	Registrant	Aggregate	Aggregate
	Contribution in	Contributions in	Earnings	Withdrawals /	Aggregate Balance
	last FY(1)	last FY(2)	in last FY	Contributions	at Last FYE(3)
Name	($)	($)	(#)	($)	($)

WILLIAM P. GREUBEL	84,646	28,215	36,696	—	466,266
ROBERT J. SMITH	14,631	11,705	10,597	—	80,943
RICHARD J GIROMINI	22,550	18,040	19,088	—	257,494
RODNEY P. EHRLICH	57,011	11,402	10,752	—	127,514
BRUCE N. EWALD	0	0	1,070	—	14,017

(1)	Amounts reflected in this column represent a portion of each NEO’s salary deferred in 2006. These amounts are also included in the salary column in the Summary Compensation Table above.

(2)	The amounts in this column are also included in the Summary Compensation Table above in the All Other Compensation column as the NQP match on regular earnings for 2006.

(3)	The following represents the extent to which the amounts reported in the aggregate balance column were previously reported as compensation to our NEOs in our Summary Compensation Table for previous years:

Name	2006	Previous Years

WILLIAM P. GREUBEL	$112,861	$291,187
ROBERT J. SMITH	26,336	47,056
RICHARD J GIROMINI	40,590	127,822
RODNEY P. EHRLICH	68,413	51,526
BRUCE N. EWALD	0	12,600

Eligible highly-compensated employees, including the NEOs, and our directors may defer receipt of all or part of their cash compensation under the deferred compensation plan. Amounts deferred under this program are invested among the investment funds listed in the Service Agreement for the program from time to time pursuant to the participant’s direction and participants become entitled to the returns on those investments. Participants may elect to receive the funds in a lump sum or in up to 10 annual installments following retirement, but may not make withdrawals during their employment, except in the event of hardship as approved by the Company. The deferred compensation plan is unfunded and subject to forfeiture in the event of bankruptcy.

POTENTIAL PAYMENTS ON TERMINATION OR CHANGE-IN-CONTROL

The section below describes the payments that may be made to NEOs in connection with a change-in-control or pursuant to certain termination events.

Executive Severance Plan.  In the absence of an employment agreement that provides for superior benefits, our Executive Severance Plan provides severance benefits to our officers, including our NEOs, in the event we terminate their employment without cause. Under this plan, our NEOs are eligible for a severance payment, on a bi-weekly basis, equal to the NEO’s base salary for a period of one month or, if the executive executes a general release, for a period of up to 18 months. In addition to the severance payment, the executive is entitled to receive a lump sum amount equal to his or her COBRA healthcare premiums for the duration of the severance period.

Change-in-Control.  We provide severance pay and benefits in connection with a “change-in-control” and Qualifying Termination, as defined below, to some of our executives, including all of the NEOs except for Mr. Greubel, in accordance with the terms of a change-in-control policy that we adopted in December 2005. Benefits under the policy are payable in the event of a termination within twelve months after a change-in-control that is either by Wabash without “cause” or by the executive for “good reason” (a “Qualifying Termination”). In the case of Mr. Giromini, he will not receive payments under our change-in-control policy if he is entitled to greater benefits under the terms of his employment agreement. An executive must execute a release in favor of the Company to receive benefits under the policy.

In the case of Mr. Giromini, the benefits under the policy upon a Qualifying Termination are a severance payment of two times base salary plus two times his target bonus for the year in which the Qualifying Termination occurs. In addition, a payment will be made for a pro-rata portion of his target bonus for the current year, and health benefits will be continued for two years (or until comparable coverage is obtained by him).

In the case of our NEOs, other than Messrs. Greubel and Giromini, the benefits under the policy upon a Qualifying Termination are a severance payment of one and one-half times base salary plus one and one-half times the executive’s target bonus for the year in which the Qualifying Termination occurs. In addition, a payment will be made for a pro-rata portion of the executive’s target bonus for the current year, and health benefits will be continued for one and one-half years (or until comparable coverage is obtained by the executive).

Mr. Giromini’s Agreement.  Mr. Giromini’s employment agreement, described above, has certain provisions that provide for payments to him in the event of the termination of his employment or in the event of a termination of his employment in connection with a change-in-control. Mr. Greubel had an agreement with identical provisions until his prior employment agreement was superseded on January 1, 2007, when he ceased to serve as our Chief Executive Officer.

•	Termination for cause or good reason — In the event that Mr. Giromini’s employment is terminated for “cause” or without “good reason” (each as defined below), we will pay the compensation and benefits otherwise payable to him through the termination date of his employment. However, Mr. Giromini shall not be entitled to any bonus payment for the fiscal year in which he is terminated without cause.

•	Termination by reason of death or disability — If Mr. Giromini’s employment is terminated by reason of death or disability, we are required to pay to him or his estate, as the case may be, the compensation and benefits otherwise payable to him through his date of termination, and a pro-rated bonus payment for the portion of the year served. In addition, Mr. Giromini will maintain all of his rights in connection with his vested options.

•	Termination without cause or for good reason — In the event that we terminate Mr. Giromini’s employment without “cause,” or he terminates employment for “good reason,” we are required to pay to him his then current base salary for a period of two years. During such two-year period, or until Mr. Giromini is eligible to receive benefits from another employer, whichever is longer, we will continue his participation in our group health plans and such benefits will be in addition to any other benefits due to him under any other health plan. In addition, Mr. Giromini will maintain his rights in connection with his vested options. Furthermore, if Mr. Giromini’s termination occurs at our election without cause, he is entitled to receive a pro-rata portion of his bonus for the year in which he is terminated.

•	Termination without cause or for good reason in connection with a change-in-control — In the event that we terminate Mr. Giromini’s employment without “cause,” or he terminates employment for “good reason,” within 180 days of a “change of control” (as defined below) we are required to pay to him a sum equal to three times his then base salary plus his target bonus for that fiscal year. We are also required to pay to him the compensation and benefits otherwise payable to him through the last day of his employment. In addition, any unvested stock options or restricted stock held by Mr. Giromini shall immediately and fully vest upon his termination. Furthermore, at our election, we are required to either continue Mr. Giromini’s benefits for a period of three years following his termination or pay him a lump sum payment equal to three years’ premiums (at the rate and coverage level applicable at termination) under the our health and dental insurance policy plus three years’ premiums under our life insurance policy. Any change of control payment that becomes subject to the excise tax imposed by Section 4999 of the Internal Revenue Code or any interest or penalties with respect to such excise tax, including any additional excise tax, interest or penalties imposed on the restorative payment, requires that we make an additional restorative payment to Mr. Giromini that will fund the payment of such taxes, interest and penalties.

The payments and benefits payable to Mr. Giromini described above are contingent upon his execution of a general release of all claims acceptable to Mr. Giromini and us. Mr. Giromini has agreed not to compete with us during the term of his agreement and for a period of two years after termination for any reason.

As provided for under the Company’s change-in-control policy and his employment agreement, Mr. Giromini, upon a change-in-control, is entitled to receive benefits under either the change-in-control policy or his employment agreement, but not both.

For purposes of Mr. Giromini’s employment agreement, the following definitions apply:

•	“Change of Control” means:

o	(A) any person becomes the beneficial owner of our securities representing 50% or more of the combined voting power of our then outstanding securities;

o	(B) during any 2-year period, individuals who at the beginning of such period constitute the Board of Directors, including any new director whose election resulted from a vacancy on the Board of Directors caused by the mandatory retirement, death, or disability of a director and was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period, cease for any reason to constitute a majority of the Board of Directors;

o	(C) we consummate a merger or consolidation with or into another corporation, the result of which is that our stockholders at the time of the execution of the agreement to merge or consolidate own less than eighty percent (80%) of the total equity of the corporation surviving or resulting from the merger or consolidation or of a corporation owning 100% of the total equity of such surviving or resulting corporation;

o	(D) the sale in one or a series of transactions of all or substantially all of our assets;

o	(E) any person has commenced a tender or exchange offer, or entered into an agreement or received an option to acquire beneficial ownership of 50% or more of our voting shares, unless the Board of Directors has made a reasonable determination that such action does not constitute and will not constitute a change of control; or

o	(F) there is a change of control of a nature that would be required to be reported in response to item 6(e) of Schedule 14A of Regulation 14A under the Securities Exchange Act of 1934 other than in circumstances specifically covered by clauses (A)-(E) above.

•	“Good Reason” means:

o	(a) a material diminishment of Mr. Giromini’s position, duties, or responsibilities;

o	(b) the assignment by us to him of substantial additional duties or responsibilities that are inconsistent with the duties or responsibilities then being carried out by him and which are not duties of an executive nature;

o	(c) a material breach of the employment agreement by us, and our failure to cure such breach within 20 business days of written notice specifying the breach;

o	(d) material fraud on our part; or

o	(e) discontinuance of the active operation of our business, or our insolvency, or the filing by or against us of a petition in bankruptcy or for reorganization or restructuring pursuant to applicable insolvency or bankruptcy law.

Mr. Greubel’s Agreement.  Mr. Greubel’s employment agreement that was in effect during 2006 contained terms that were nearly identical to Mr. Giromini’s agreement. In connection with Mr. Greubel stepping down as our Chief Executive Officer and his subsequent entry into an Executive Director Agreement with us, Mr. Greubel no longer has any payments that are specifically tied to a change-in-control.

In the event that Mr. Greubel’s employment with us is terminated without cause, or it is terminated by Mr. Greubel as a result of a material breach of the agreement by us, which is not corrected within twenty (20) business days of the receipt of written notice specifying the breach, or the discontinuance of the active operation of our business or our insolvency or bankruptcy, we shall pay compensation and benefits earned through the last day of Mr. Greubel’s actual employment. Assuming the attainment of the individual and corporate objectives, Mr. Greubel would be entitled also to receive a pro-rata portion of his bonus for the year in which he is terminated without cause. We have also agreed that we would continue, through January 1, 2009, to pay his base salary, make the payments for his executive life insurance and, at his election, continue coverage under our benefit plans or pay a lump sum equal to the premiums we would have paid to continue such coverage. In addition, all unvested equity awards held by Mr. Greubel on the last day of actual employment would vest when they are otherwise scheduled to vest (without regard to the fact that his employment has terminated). Furthermore, we have agreed that, if any of the preceding payments, benefits, or distributions would be subject to excise taxes under Section 4999 of the Internal Revenue Code, including any related interest and penalties, we would make such additional payments to fund the imposed excise taxes, including those imposed on the original and additional payments.

Payment and Benefit Estimates

The table below was prepared to reflect the estimated payments that would have been made pursuant to the policies and agreements described above. Except as otherwise noted, the estimated payments were calculated as though the applicable triggering event occurred and the NEO’s employment was terminated on December 31, 2006, using the share price of $15.10 of our common stock as of December 29, 2006, the last business day of 2006. With respect to Messrs. Greubel and Giromini, the termination date is as of December 31, 2006; however, the estimated payments are based on the terms of the January 1, 2007 Executive Director Agreement for Mr. Greubel and the amended employment agreement for Mr. Giromini, including the 2007 base salary and bonus award terms.

			Accelerated Vesting of Equity Value
		Incremental
	Aggregate	Pension				Welfare	Parachute Tax
	Severance	benefits/Retiree	Performance	Restricted	Stock	Benefits	Gross-up
Executive	Pay	Medical	shares	Stock	Options	Continuation	Payment	Total

WILLIAM P. GREUBEL Voluntary termination	$—		$—	—	$—	$—	$—	$—
Termination without Cause or by executive for good reason	672,000		482,898	849,677	—	93,601	—	$2,098,176
Termination following a Change-in-Control	—		—	—	—	—	—	—
ROBERT J. SMITH Voluntary termination	—		—	—	—	—	—	—
Termination without Cause or by executive for good reason	450,000		—	—	—	16,240	—	466,240
Termination following a Change-in-Control	675,000		127,444	169,573	—	16,240	—	988,257
RICHARD J. GIROMINI Voluntary termination	—		—	—	—	—	—	—
Termination without Cause or by executive for good reason	2,232,000		—	—	—	120,993	—	2,352,993
Termination following a Change-in-Control	2,356,000		191,770	326,160	—	181,489	1,251,194	4,306,613
RODNEY P. EHRLICH Voluntary termination	—		—	—	—	—	—	—
Termination without Cause or by executive for good reason	429,510		—	—	—	10,404	—	439,914
Termination following a Change-in-Control	—		97,395	169,875	—	—	—	267,270
BRUCE N. EWALD Voluntary termination	—		—	—	—	—	—	—
Termination without Cause or by executive for good reason	381,615		—	—	—	15,816	—	397,431
Termination following a Change-in-Control	553,342		86,523	230,577	—	15,816	—	886,257

General Assumptions.

•	The amounts shown do not include distributions of plan balances under the Wabash National Deferred Compensation plan. Those amounts are shown in the Nonqualified Deferred Compensation table.

•	No payments or benefits are payable or due upon a voluntary termination or termination for cause, other than amounts already earned.

•	Bonus amounts payable are at the target level.

Equity-based Assumptions.

•	All performance-based restricted stock and service-based restricted stock are treated as fully earned, and the period of restriction lapses upon the triggering event.

•	Performance-based restricted stock shares treated as earned at the target level.

•	For all NEOs (other than Mr. Gruebel) all unexercisable options accelerate and become exercisable upon termination following a change of control event, however, as of December 29, 2006 all such unexercisable shares of the NEOs had no value upon their becoming exercisable on such date.

•	Mr. Greubel’s stock options only accelerate in the event we terminate him without cause or he terminates for good reason, however, as of December 29, 2006 all of his unexercisable shares had no value upon their becoming exercisable on such date.

Director Compensation

Directors who are not our employees are compensated for their service as a director as shown in the chart below:

Schedule of Director Fees
December 31, 2006

Compensation Item	Amount(1)

Annual Retainers
Board	$75,000	(2)(3)
Executive Committee Chair	8,000	(4)
Audit Committee Chair	12,000	(4)
Nominating and Corporate Governance Committee Chair	8,000	(4)
Compensation Committee Chair	8,000	(4)
Lead Director	15,000	(5)
Per meeting fees (Board and Committee)	2,000	(6)

(1)	All annual retainers are paid in quarterly installments, except for annual grant of unrestricted shares of common stock.

(2)	Effective April 1, 2006. Previously, $40,000 ($55,000 for the Chairman) with 50% payable in cash and 50% payable in Common Stock.

(3)	Consists of $30,000 cash retainer and an award of unrestricted shares of common stock with an aggregate market value of $45,000.

(4)	Effective April 1, 2006. Previously, $5,000.

(5)	Effective April 1, 2006. Previously, none. Effective immediately following our 2007 Annual Meeting we will cease to have a Lead Director and this amount will be paid to our new Chairman.

(6)	Effective April 1, 2006. Previously, $1,000.

The following table summarizes the compensation paid to our non-employee directors during 2006.

Director Compensation for Fiscal Year-End
December 31, 2006

	Fees Earned or	Stock	All Other
	Paid in Cash(2)	Awards(3)	Compensation(4)	Total
Name(1)	($)	($)	($)	($)

David C. Burdakin	60,000	67,991	2,650	130,641
Martin C. Jischke	55,500	67,991	—	123,491
J.D. (Jim) Kelly	38,500	45,001	—	83,501
Stephanie K. Kushner	73,500	67,991	3,190	144,681
John Hackett(5)	33,000	22,990	—	55,990
Larry J. Magee	72,500	54,526	2,900	129,926
Scott K. Sorensen	67,500	67,991	—	135,491
Ronald L Stewart	48,500	67,991	1,940	118,431

(1)	See the Summary Compensation Table in the Executive Compensation section above for disclosure related to Messrs. Greubel and Giromini who were both named executive officers of the Company as of December 31, 2006.

(2)	Directors are entitled to defer a portion of their cash compensation pursuant to our Non-Qualified Deferred Compensation Plan, whose material terms are described in the narrative following the Non-Qualified Deferred Compensation Table in the Executive Compensation section above.

(3)	Amounts represent the dollar amount recognized for financial statement reporting purposes for each director during 2006, as computed in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments,” which we refer to as FAS 123R,other than disregarding any estimates of forfeitures relating to service-based vesting conditions. See Note 9 of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 regarding assumptions underlying the valuation of equity awards.

The following stock awards were made to non-employee directors in 2006: (a) On December 30, 2005, Dr. Jischke, Ms. Kushner, and Messrs. Hackett, Burdakin, Magee, Sorensen and Stewart were awarded their 2005 annual restricted stock grant, which amounted to 1,000 shares that were then granted on January 10, 2006 with a grant date fair market value of $19.05 per share, and (b) Dr. Jischke, Ms. Kushner, and Messrs. Burdakin, Kelly, Magee, Sorensen and Stewart were awarded their 2006 annual stock compensation on May 18, 2006, which amounted to 2,685 shares that were then granted on May 30, 2006 with a grant date fair market value of $16.76 per share.

These stock awards and all prior stock awards are fully vested in that they are not subject to forfeiture. As of December 31, 2006 (May 18, 2006 with respect to Mr. Hackett), the aggregate number of vested and unvested stock awards outstanding for each of our non-employee directors was as follows:

	Vested	Unvested

David C. Burdakin	9,752	3,000
Martin C. Jischke	9,752	3,000
J.D. (Jim) Kelly	2,685	0
Stephanie K. Kushner	4,376	2,000
John Hackett	3,000	0
Larry J. Magee	3,715	1,000
Scott K. Sorensen	3,615	1,000
Ronald L Stewart	3,801	2,000

(4)	This amount represents our match on amounts deferred by the Director.

(5)	Retired from the Board effective May 18, 2006. At his retirement Mr. Hackett had an outstanding option award for 7,500 shares of Common Stock.

Stock Ownership Guidelines.  Each non-employee director is required to beneficially own, within five years after he or she first becomes a director, that number of shares of our common stock with an aggregate value equal to five times the amount of the annual cash retainer for non-employee directors, and to continue to beneficially own at least this number of shares for as long as he or she serves as a director. As of December 31, 2006, all directors who were required to be in compliance with these guidelines were in compliance.

Other.  The Company reimburses all directors for travel and other reasonable, necessary business expenses incurred in the performance of their services for the Company and extends coverage to them under the Company’s travel accident and directors’ and officers’ liability insurance policies. In addition, the Company allocates to each director an annual allowance of $5,000 to reimburse costs associated with attending continuing education courses related to board of directors service.

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

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements: The Company has included all required financial statements in Item 8 of this Form 10-K. The financial statement schedules have been omitted as they are not applicable or the required information is included in the Notes to the consolidated financial statements.
(b)	Exhibits: The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:
2.01	Asset Purchase Agreement dated July 22, 2003
2.02	Amendment No. 1 to the Asset Purchase Agreement dated September 19, 2003 (7)
2.03	Stock Purchase Agreement by and among the Company, Transcraft Corporation and Transcraft Investment Partners, L.P. dated as of March 3, 2006 (16)
3.01	Certificate of Incorporation of the Company (1)
3.02	Certificate of Designations of Series D Junior Participating Preferred Stock (14)
3.03	Amended and Restated By-laws of the Company (5)
4.01	Specimen Stock Certificate (2)
4.02	Rights Agreement between the Company and National City Bank as Rights Agent dated December 28, 2005 (15)
4.03	Indenture for the 3.25% Convertible Senior Notes due August 1, 2008, between the registrant, as issuer, and Wachovia Bank, National Association, as Trustee, dated as of August 1, 2003 (8)
10.01#	1992 Stock Option Plan (1)
10.02#	2000 Stock Option Plan (3)
10.03#	2001 Stock Appreciation Rights Plan (4)
10.04#	Executive Employment Agreement dated June 28, 2002 between the Company and Richard J. Giromini (6)
10.05#	Non-qualified Stock Option Agreement dated July 15, 2002 between the Company and Richard J. Giromini (6)
10.06#	Non-qualified Stock Option Agreement between the Company and William P. Greubel (6)
10.07#	2004 Stock Incentive Plan (9)
10.08	Waiver and Amendment No. 4 to Loan and Security Agreement dated September 9, 2004 (10)
10.09#	Form of Associate Stock Option Agreements under the 2004 Stock Incentive Plan (11)
10.10#	Form of Associate Restricted Stock Agreements under the 2004 Stock Incentive Plan (11)
10.11#	Form of Executive Stock Option Agreements under the 2004 Stock Incentive Plan (11)
10.12#	Form of Executive Restricted Stock Agreements under the 2004 Stock Incentive Plan (11)
10.13	Second Amended and Restated Loan and Security Agreement dated March 6, 2007 (19)
10.14#	Restricted Stock Unit Agreement between the Company and William P. Greubel dated March 7, 2005 (12)
10.15#	Stock Option Agreement between the Company and William P. Greubel dated March 7, 2005 (12)
10.16#	Corporate Plan for Retirement — Executive Plan (13)
10.17#	Change in Control Policy (19)
10.18#	Executive Severance Policy (19)
10.19#	Form of Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan (17)
10.20#	Form of Restricted Stock Agreement under the 2004 Stock Incentive Plan (17)
10.21#	Form of CEO and President Restricted Stock Agreement under the 2004 Stock Incentive Plan (17)
10.22#	Form of Stock Option Agreement under the 2004 Stock Incentive Plan (17)

10.23#	Form of CEO and President Stock Option Agreement under the 2004 Stock Incentive Plan (17)
10.24#	Executive Director Agreement dated January 1, 2007 between the Company and William P. Greubel (18)
10.25#	Amendment to Executive Employment Agreement dated January 1, 2007 between the Company and Richard J. Giromini (18)
21.00	List of Significant Subsidiaries (19)
23.01	Consent of Ernst & Young LLP (20)
31.01	Certification of Principal Executive Officer (20)
31.02	Certification of Principal Financial Officer (20)
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (20)
#	Management contract or compensatory plan.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-42810) or the Registrant’s Registration Statement on Form 8-A filed December 6, 1995 (item 3.02 and 4.02)

(2)	Incorporated by reference to the Registrant’s registration statement Form S-3 (Registration No. 333-27317) filed on May 16, 1997

(3)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2001 (File No. 1-10883)

(4)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 (File No. 1-10883)

(5)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2001 (File No. 1-10883)

(6)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (File No. 1-10883)

(7)	Incorporated by reference to the Registrant’s Form 8-K filed on September 29, 2003 (File No. 1-10883)

(8)	Incorporated by reference to the Registrant’s registration statement Form S-3 (Registration No. 333-109375) filed on October 1, 2003

(9)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 1-10883)

(10)	Incorporated by reference to the Registrant’s Form 8-K filed on September 29, 2004 (File No. 1-10883)

(11)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 (File No. 1-10883)

(12)	Incorporated by reference to the Registrant’s Form 8-K filed on March 11, 2005 (File No. 1-10883)

(13)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2005 (File No. 1-10883)

(14)	Incorporated by reference to the Registrant’s Form 8-K filed on December 28, 2005 (File No. 1-10883)

(15)	Incorporated by reference to the Registrant’s registration statement on Form 8-A12B filed on December 28, 2005 (File No. 1-10883)

(16)	Incorporated by reference to the Registrant’s Form 8-K filed on March 8, 2006 (File No. 1-10883)

(17)	Incorporated by reference to the Registrant’s Form 8-K filed on May 18, 2006 (File No. 1-10883)

(18)	Incorporated by reference to the Registrant’s Form 8-K filed on January 8, 2007 (File No. 1-10883)

(19)	Previously Filed with Original Form 10-K filed on March 12, 2007

(20)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 22, 2007

WABASH NATIONAL CORPORATION

By:	/s/ Robert J. Smith
Robert J. Smith
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal
Accounting Officer)