Form 10-K/A
period 2006-12-31
WABASH NATIONAL CORP /DE
filed 2007-04-24
CIK 879526

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

Explanatory Note

This Amendment No. 2 on Form 10-K/A (“Form 10-K/A”) is an amendment to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 12, 2007 and previously amended by Amendment No. 1 on Form 10-K/A, which was filed with the Securities and Exchange Commission on March 22, 2007 (as amended, the “Original Filing”).

This form 10-K/A contains an amendment and restatement of Item 8 of the Original Filing and is being filed to correct a typographical error that was identified in the table showing the changes in the product warranty accrual in Note 2, Summary of Significant Accounting Policies (p. Other Accrued Liabilities), of the Company’s consolidated financial statements appearing in Item 8 of Part II on page 43.

WABASH NATIONAL CORPORATION
FORM 10-K FOR THE FISCAL
YEAR ENDED DECEMBER 31, 2006

		Pages

PART II

Item 8	Financial Statements and Supplementary Data	4

PART IV

Item 15	Exhibits and Financial Statement Schedules	31

SIGNATURES		33
Consent
Certification
Certification
Certification

FORWARD LOOKING STATEMENTS

Our Annual Report on Form 10-K, as amended through and including this filing (“Annual Report”), contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forwarding-looking statements” include, but are not limited to, statements regarding:

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

Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in our Annual Report. Each forward-looking statement contained in our Annual Report reflects our management’s view only as of the date on which that forward-looking statement was made. We are not obligated to update forward-looking statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of our Annual Report or to reflect the occurrence of unanticipated events.

Currently known risks and uncertainties that could cause actual results to differ materially from our expectations are described throughout our Annual Report, including in “Item 1A. Risk Factors,” which was previously filed. We urge you to carefully review that section for a more complete discussion of the risks of an investment in our securities.

PART II

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

Wabash National Corporation (the Company) designs, manufactures and markets standard and customized truck trailers and intermodal equipment under the Wabash®, DuraPlate®, DuraPlateHD®, FreightPro®, ArcticLite®, RoadRailer®, Transcraft® Eagle®, Eagle II® and D-Eagle® trademarks. The Company’s wholly-owned subsidiary, Wabash National Trailer Centers, Inc. (WNTC), sells new and used trailers through its retail network and provides aftermarket parts and service for the Company’s and competitors’ trailers and related equipment.

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

e.  Collective Bargaining Agreements

As of December 31, 2006, approximately 350 full-time hourly associates, representing approximately 9% of the Company’s total workforce, are under collective bargaining agreements. These agreements have expiration dates through 2009. The Company maintains one agreement, covering approximately 200 employees or 5% of its total workforce, that expires in 2007.

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

April 24, 2007

By:	/s/ Robert J. Smith
Robert J. Smith
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)