Form 10-Q
period 2007-03-31
WABASH NATIONAL CORP /DE
filed 2007-05-01
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 1-10883

WABASH NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation) 1000 Sagamore Parkway South, Lafayette, Indiana (Address of Principal Executive Offices)	52-1375208 (IRS Employer Identification Number) 47905 (Zip Code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐               Accelerated filer  ☒               Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The number of shares of common stock outstanding at April 30, 2007 was 31,719,865.

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,419	$29,885
Accounts receivable, net	109,470	110,462
Inventories	170,513	133,133
Deferred income taxes	26,206	26,650
Prepaid expenses and other	3,893	4,088

Total current assets	327,501	304,218

PROPERTY, PLANT AND EQUIPMENT, net	127,675	129,325

EQUIPMENT LEASED TO OTHERS, net	1,143	1,302

GOODWILL	66,692	66,692

INTANGIBLE ASSETS	35,131	35,998

OTHER ASSETS	19,404	18,948

	$577,546	$556,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$109,414	$90,632
Other accrued liabilities	59,101	58,706

Total current liabilities	168,515	149,338

LONG-TERM DEBT	128,850	125,000

DEFERRED INCOME TAXES	1,766	1,556

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES	2,892	2,634

STOCKHOLDERS’ EQUITY:
Preferred stock, 25,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock 75,000,000 shares authorized, $0.01 par value, 30,279,636 and 30,480,034 shares issued and outstanding, respectively	319	319
Additional paid-in capital	343,920	342,737
Retained deficit	(53,244)	(52,887)
Accumulated other comprehensive income	2,995	2,975
Treasury stock at cost, 1,193,300 and 974,900 common shares, respectively	(18,467)	(15,189)

Total stockholders’ equity	275,523	277,955

	$577,546	$556,483

See Notes to Condensed Consolidated Financial Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

NET SALES	$258,854	$262,119

COST OF SALES	238,669	239,328

Gross profit	20,185	22,791

GENERAL AND ADMINISTRATIVE EXPENSES	12,720	10,703

SELLING EXPENSES	4,150	3,308

Income from operations	3,315	8,780

OTHER INCOME (EXPENSE):
Interest expense	(1,546)	(1,559)
Foreign exchange gains and losses, net	34	(117)
Other, net	59	57

Income before income taxes	1,862	7,161

INCOME TAX EXPENSE	866	2,824

NET INCOME	$996	$4,337

COMMON STOCK DIVIDENDS DECLARED	$0.045	$0.045

BASIC NET INCOME PER SHARE	$0.03	$0.14

DILUTED NET INCOME PER SHARE	$0.03	$0.13

COMPREHENSIVE INCOME
Net income	$996	$4,337
Foreign currency translation adjustment	20	92

NET COMPREHENSIVE INCOME	$1,016	$4,429

See Notes to Condensed Consolidated Financial Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$996	$4,337
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,743	4,122
Net gain on the sale of assets	-	(16)
Deferred income taxes	654	2,812
Excess tax benefits from stock-based compensation	(65)	(176)
Stock-based compensation	1,083	867
Changes in operating assets and liabilities:
Accounts receivable	992	65,505
Inventories	(37,367)	(41,085)
Prepaid expenses and other	194	1,232
Accounts payable and accrued liabilities	20,662	11,934
Other, net	(425)	942

Net cash (used in) provided by operating activities	(8,533)	50,474

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,832)	(5,711)
Acquisition, net of cash acquired	-	(71,550)
Proceeds from the sale of property, plant and equipment	-	347

Net cash used in investing activities	(1,832)	(76,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	35	385
Excess tax benefits from stock-based compensation	65	176
Borrowings under revolving credit facilities	44,650	106
Payments under revolving credit facilities	(40,800)	(106)
Payments under long-term debt obligations	-	(500)
Repurchase of common stock	(4,658)	-
Common stock dividends paid	(1,393)	(1,407)

Net cash used in financing activities	(2,101)	(1,346)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,466)	(27,786)
CASH AND CASH EQUIVALENTS AT BEGINNING OF QUARTER	29,885	67,437

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$17,419	$39,651

See Notes to Condensed Consolidated Financial Statements

WABASH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

The condensed consolidated financial statements of Wabash National Corporation (the Company) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations and cash flows. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2006 Annual Report on Form 10-K, as amended.

Certain items previously reported in specific condensed consolidated financial statement captions have been reclassified to conform to the 2007 presentation. These reclassifications had no impact on net income for the period previously reported.

2.	NEW ACCOUNTING PRONOUNCEMENTS

Income Taxes.  On January 1, 2007, the Company adopted the Financial Accounting Standards Board (FASB) Final Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The Company has no adjustment to report in respect of the effect of adoption of FIN 48.

The Company’s policy with respect to interest and penalties associated with reserves or allowances for uncertain tax positions is to classify such interest and penalties in income tax expense in the Statements of Operations. As of January 1, 2007, the total amount of unrecognized income tax benefits computed under FIN 48 was approximately $13.0 million, all of which, if recognized, would impact the effective income tax rate of the Company. As of January 1, 2007, the Company had recorded a total of $0.4 million of accrued interest and penalties related to uncertain tax positions. The Company foresees no significant changes to the facts and circumstances underlying its reserves and allowances for uncertain income tax positions as reasonably possible during the next 12 months. As of January 1, 2007, the Company is subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2001-2007. The Company is also subject to unexpired statutes of limitation for Indiana state income taxes for the years 1998-2007.

Fair Value Measurements.  In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. The Statement provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. This Statement is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Fair Value Option.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

       Unaudited Pro forma Results

The results of Transcraft are included in the Consolidated Statements of Operations from the date of acquisition. The following unaudited pro forma information is shown below as if the acquisition of Transcraft had been completed as of the beginning of the fiscal year presented (in thousands, except per share amounts).

Three Months Ended
March 31, 2006

Sales	$293,076
Operating income	8,616
Net income	4,217
Basic net income per share	0.14
Diluted net income per share	0.13

The information presented above is for informational purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the respective period, nor are they necessarily indicative of future operating results of the combined companies under the ownership and management of the Company.

4.	INVENTORIES

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006

Raw material and components	$55,421	$50,398
Work in process	4,082	1,157
Finished goods	91,396	64,299
After-market parts	5,770	5,770
Used trailers	13,844	11,509

	$170,513	$133,133

5.	DEBT

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

The Revolving Facility requires that no later than May 1, 2008, the Company do one or more of the following in connection with our Senior Convertible Notes: (i) repurchase all or a portion of the Senior Convertible Notes, (ii) defease any outstanding indebtedness evidenced by the Senior Convertible Notes or (iii) institute cash reserves equal to the outstanding principal balance of the Senior Convertible Notes from funds other than proceeds from the Revolving Facility, which cash reserves shall only be used to satisfy the Company’s obligations under the Senior Convertible Notes and which shall remain in place until the Senior Convertible Notes have been paid in full.

As of March 31, 2007, the Company was in compliance with all covenants of the Revolving Facility.

6.	STOCK-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, on January 1, 2006 using the modified prospective method. This Statement requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based upon their fair value.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock option awards. The Company has valued new stock option awards granted subsequent to the adoption of SFAS No. 123(R) using a binomial model, which incorporates various assumptions including volatility, expected life, dividend yield and risk-free interest rates. The expected life and volatility assumptions are based on the Company’s historical experience as well as the terms and conditions of the stock option awards it grants to employees.

The Company’s policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method. The amount of after-tax compensation costs related to nonvested stock options and restricted stock not yet recognized was $4.8 million at March 31, 2007, for which the expense will be recognized through 2010.

7.	CONTINGENCIES

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

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006

Basic net income per share:
Net income applicable to common stockholders	$996	$4,337

Weighted average common shares outstanding	30,293	31,114

Basic net income per share	$0.03	$0.14

Diluted net income per share:
Net income applicable to common stockholders	$996	$4,337
After-tax equivalent of interest on convertible notes	—	741

Diluted net income applicable to common stockholders	$996	$5,078

Weighted average common shares outstanding	30,293	31,114
Dilutive stock options/shares	224	215
Convertible notes equivalent shares	—	6,578

Diluted weighted average common shares outstanding	30,517	37,907

Diluted net income per share	$0.03	$0.13

Average diluted shares outstanding for the three months ended March 31, 2007 exclude the antidilutive effects of the Company’s Senior Convertible Notes, for which the after-tax equivalent of interest on convertible notes was $0.7 million and the convertible notes equivalent shares were 6.7 million.

9.	INCOME TAXES

The Company recognized income tax expense of $0.9 million in the first quarter of 2007 compared to $2.8 million in the first quarter of 2006. The effective tax rate for the first quarter of 2007 was 46.5% compared to 39.4% for the first quarter of 2006. The increase results primarily from additional losses in foreign jurisdictions for which no income tax benefit was provided during either period.

The following table provides reconciliation of differences from the U.S. federal statutory rate of 35% (in thousands):

	Three Months Ended March 31,
	2007	2006

Pretax book income	$1,862	$7,161

Federal tax expense at 35% statutory rate	652	2,507
State and local income taxes	82	371
Other	132	(54)

Total income tax expense	$866	$2,824

10.	PRODUCT WARRANTIES

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2007	2006

Balance at January 1	$14,978	$10,217
Provision for warranties issued in current year	930	1,110
Additional provisions for pre-existing warranties	1,021	1,047
Transcraft acquisition	-	2,100
Payments	(1,392)	(1,806)

Balance at March 31	$15,537	$12,668

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

       a. Segment Reporting

Under the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has two reportable segments: manufacturing and retail and distribution. The manufacturing segment produces and sells new trailers to the retail and distribution segment or to customers who purchase trailers direct or through independent dealers. The retail and distribution segment includes the sale of new and used trailers, as well as the sale of after-market parts and service through its retail branch network.

Reportable segment information is as follows (in thousands):

Three Months Ended		Retail and		Consolidated
March 31, 2007	Manufacturing	Distribution	Eliminations	Totals

Net sales
External customers	$216,554	$42,300	$-	$258,854
Intersegment sales	21,951	-	(21,951)	$-

Total net sales	$238,505	$42,300	$(21,951)	$258,854

Income (loss) from operations	$4,101	$(348)	$(438)	$3,315
Assets	$673,159	$136,273	$(231,886)	$577,546

Three Months Ended
March 31, 2006

Net sales
External customers	$216,750	$45,369	$-	$262,119
Intersegment sales	25,224	-	(25,224)	$-

Total net sales	$241,974	$45,369	$(25,224)	$262,119

Income (loss) from operations	$10,593	$185	$(1,998)	$8,780
Assets	$658,075	$168,752	$(235,633)	$591,194

       b. Product Information

The Company offers products primarily in three general categories: new trailers, used trailers and parts and service. Other sales include leasing and freight revenue. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Three Months Ended March 31,
	2007		2006
	$	%	$	%

New trailers	233,061	90.0	228,587	87.2
Used trailers	8,822	3.4	17,680	6.7
Parts and service	14,193	5.5	13,683	5.2
Other	2,778	1.1	2,169	0.9

Total net sales	258,854	100.0	262,119	100.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by Wabash National Corporation (the Company) from time to time in filings with the Securities and Exchange Commission or otherwise. The words “believe,” “expect,” “anticipate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, information regarding our business plan, our expected revenues, income or loss, capital expenditures, acquisitions, plans for future operations, our enterprise resource planning (ERP) system, commodity pricing and our ability to obtain commodities, financing needs or plans, the impact of inflation and plans relating to services of the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Statements in this report, including those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences.

Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed under the heading “Risk Factors” in our Form 10-K, as amended, for the year ended December 31, 2006 and elsewhere herein, including, but not limited to, Item 1A of Part II hereof.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2007	2006
	(Percentage of net sales)

Net sales	100.0	100.0
Cost of sales	92.2	91.3

Gross profit	7.8	8.7

General and administrative expenses	4.9	4.0
Selling expenses	1.6	1.3

Income from operations	1.3	3.4

Interest expense	(0.6)	(0.6)
Foreign exchange gains and losses, net	-	(0.1)
Other, net	-	-

Income before income taxes	0.7	2.7

Income tax expense	0.3	1.1

Net income	0.4%	1.6%

In the three-month period ended March 31, 2007, we recorded net sales of $258.9 million compared to $262.1 million in the comparable period in 2006. Income from operations in the first quarter of 2007 was $3.3 million compared to $8.8 million for the same period in 2006. Net sales remained relatively flat year over year as the inclusion of a full quarter’s impact of platform trailer sales from the acquisition of Transcraft in March 2006 and increases in average selling prices for van trailers were offset by a decrease in van unit volumes year over year. Gross profit was negatively impacted by increases in material costs and lower plant utilization in 2007 compared to 2006. Operating income was impacted by an increase in selling and general and administrative costs in the first quarter of 2007 compared to the 2006 period due to higher professional fees, primarily for information technology support, as well as higher employee-related costs.

As a recognized industry leader, we continue to focus on product innovation, manufacturing automation, strategic sourcing and workforce rationalization in order to strengthen our industry position and increase profitability.

Three Months Ended March 31, 2007

Net Sales

Net sales for the first quarter of 2007 were $258.9 million, a decrease of $3.2 million, or 1.2%, compared to the first quarter of 2006. By business segment, net external sales and related units sold were as follows (in millions, except unit data):

	Three Months Ended March 31,
	2007	2006	% Change

Sales by segment:
Manufacturing	$216.6	$216.7	-
Retail and distribution	42.3	45.4	(6.8)

Total	$258.9	$262.1	(1.2)

New trailer units:	(units)
Manufacturing	10,000	11,000	(9.1)
Retail and distribution	1,000	700	42.9

Total	11,000	11,700	(6.0)

Used trailer units	1,100	2,000	(45.0)

Manufacturing segment sales of $216.6 million in the first quarter of 2007 were comparable on an overall basis to sales in the first quarter of 2006. The decline in van trailer sales was offset by an increase in platform trailer sales from Transcraft, which was acquired in March 2006, of approximately $25.0 million. Van trailer units sold decreased approximately 2,200 units in the first quarter of 2007 compared to the prior year period. Average selling prices for van trailers increased approximately 9.7% from the first quarter of 2006 due to a concerted effort to recoup material price increases and changes in product mix. The mix change resulted from the exit of the lower-priced container market in March 2006 and an increase in sales of higher-priced refrigerated units.

Retail and distribution segment sales were $42.3 million in the first quarter of 2007, a decrease of $3.1 million, or 6.8%, compared to the 2006 period. New trailer sales in this segment increased $6.2 million in the first quarter of 2007 primarily as a result of higher unit volumes in comparison to those in the 2006 period. Used trailer sales declined $8.8 million in the first quarter of 2007 when compared to the 2006 period due to lower used trailer volumes of 45.0% and lower average selling prices resulting from the mix of units sold.

Gross Profit

Gross profit for the first quarter of 2007 was $20.2 million compared to $22.8 million for the 2006 period, a decrease of $2.6 million or 11.4%. Gross profit as a percent of sales was 7.8% for the quarter compared to 8.7% for the same period in 2006. As discussed below, both of our segments were impacted as follows (in millions):

	Three Months Ended March 31,
	2007	2006	% Change

Gross Profit by segment:
Manufacturing	$17.9	$21.5	(16.7)
Retail and distribution	2.7	3.3	(18.2)
Eliminations	(0.4)	(2.0)

Total gross profit	$20.2	$22.8	(11.4)

Manufacturing segment gross profit in the first quarter of 2007 was $17.9 million, a 16.7% reduction compared to the first quarter of 2006. Transcraft’s contributions to gross profit increased to approximately one-third of manufacturing segment gross profit as compared to essentially zero in the prior year period. Gross profit as a percentage of sales was 8.3% in the first quarter of 2007 compared to 9.9% in the first quarter of 2006. The decrease in gross profit was primarily driven by the 9.1% decline in volumes as well as increases in raw material costs and lower plant utilization.

Retail and distribution segment gross profit in 2007 was $2.7 million, an 18.2% reduction from the prior year period. This resulted primarily from lower used trailer sales volumes, which were offset by improved used trailer margins and an increase in new trailer sales volumes. The retail and distribution segment’s gross profit as a percent of sales was 6.4% in 2007, compared to 7.3% in 2006.

General and Administrative Expenses

General and administrative expenses for the quarter increased $2.0 million to $12.7 million from $10.7 million in the prior year period due to higher legal and information technology related costs and higher administrative expenses for Transcraft due to the inclusion of two additional months of expense in the current year.

Selling

Selling expense for the quarter increased $0.8 million to $4.1 million from $3.3 million in the prior year period primarily due to an increase in employee-related costs and the inclusion of Transcraft.

Income Taxes

We recognized income tax expense of $0.9 million in the first quarter of 2007 compared to $2.8 million in the first quarter of 2006. The effective tax rate for the first quarter of 2007 was 46.5% compared to 39.4% for the first quarter of 2006. The increase results primarily from additional losses in foreign jurisdictions for which no income tax benefit was provided during either period.

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of equity and debt. As of March 31, 2007, our debt to equity ratio was approximately 0.5:1.0. Our objective is to generate operating cash flows sufficient to fund normal working capital requirements, capital expenditures, pay dividends, fund potential stock repurchases and take advantage of market opportunities.

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

The Revolving Facility requires that no later than May 1, 2008, we do one or more of the following in connection with our Senior Convertible Notes: (i) repurchase all or a portion of the Senior Convertible Notes, (ii) defease any outstanding indebtedness evidenced by the Senior Convertible Notes or (iii) institute cash reserves equal to the outstanding principal balance of the Senior Convertible Notes from funds other than proceeds from the Revolving Facility, which cash reserves shall only be used to satisfy our obligations under the Senior Convertible Notes and which shall remain in place until the Senior Convertible Notes have been paid in full.

Cash Flow

Cash used in operating activities amounted to $8.5 million compared to $50.5 million provided by operating activities in the 2006 period. The decrease was driven by changes to working capital as well as a $4.5 million reduction in net income (adjusted for non-cash items). The following is a discussion of factors impacting certain working capital items in the first three months of 2007 as compared to the first three months of 2006:

-	Accounts receivable decreased $1.0 million in the 2007 period compared to a decrease of $65.5 million in the 2006 period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 38 days at March 31, 2007, an increase of 12 days versus the prior year. The increase in days sales outstanding was primarily due to the timing of collections.

-	Inventory increased $37.4 million in the 2007 period compared to an increase of $41.1 million in the 2006 period. Inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns, were approximately six times in both the 2007 and 2006 periods. The 2007 increase is primarily due to higher new trailer inventories and increased material prices.

-	Accounts payable increased $20.7 million in the 2007 period compared to an increase of $11.9 million in the 2006 period. The increases were primarily due to the increases in raw materials and finished good inventories.

Investing activities used $1.8 million during the 2007 period compared to $76.9 million used in the 2006 period. The decrease of $75.1 million from the prior year period was primarily due to the Transcraft acquisition in the first quarter of 2006.

Financing activities used $2.1 million in the 2007 period, primarily due to the repurchase of common stock and payment of dividends, which was offset, in part, by borrowings under the revolving credit facilities.

As of March 31, 2007, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to approximately $156.1 million and total debt and lease obligations amounted to approximately $133.6 million, including $4.8 million of operating lease commitments. We expect that in 2007, we will be able to generate sufficient cash flow from operations to fund working capital, capital expenditure requirements and quarterly dividend payments.

Capital Expenditures

Capital spending amounted to approximately $1.8 million for the first three months of 2007 and is anticipated to be in the range of $13-16 million for 2007.

Off-Balance Sheet Transactions

As of March 31, 2007, we had approximately $4.8 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter.

Contractual Obligations and Commercial Commitments

We have included a summary of our Contractual Obligations and Commercial Commitments on our annual report on Form 10-K, as amended, for the year ended December 31, 2006. There have been no material changes to the summary provided in that report.

Backlog

Orders that have been confirmed by the customer in writing and can be produced during the next 18 months are included in backlog. Orders that comprise the backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $558 million, including $33 million related to

Transcraft, at March 31, 2007 compared to $512 million, including $28 million related to Transcraft, at December 31, 2006. We expect to complete the majority of our existing backlog orders within the next 12 months.

OUTLOOK

According to the most recent A.C.T. Research Company, LLC (ACT) estimates, total trailer industry sales are expected to be down from 280,000 units in 2006 to approximately 239,000 units in 2007 and 263,000 units in 2008. Our view of the market is similar to the current 2007 ACT forecast.

As we look at 2007, we are anticipating a decrease in van trailer industry production. ACT is estimating that the industry will ship 165,000 units in 2007 compared to 194,000 units shipped in 2006. We expect to sell approximately 47,000 vans in 2007 compared to 52,000 in 2006. This industry decrease reflects an expected slower economic growth during the first half of 2007. From a platform trailer standpoint, ACT is estimating that the industry will ship 25,000 units in 2007 compared to 34,000 shipped in 2006. Through Transcraft, we expect to sell approximately 5,000 platform trailers in 2007. The decrease in the platform market is attributed to a slower economy and a drop in the new housing construction market. Overall, ACT is predicting that the trailer industry will be slower in 2007 as compared to 2006 but is expected to return to growth in 2008.

We believe we are in a strong position in the industry because (1) our core customers are among the largest and more dominant participants in the trucking industry, (2) our DuraPlate® trailer continues to have strong market acceptance, (3) our focus is on developing solutions that reduce our customers’ trailers maintenance costs, and (4) we expect success of our sales initiative to expand and diversify our customer base.

For 2007, we expect raw material and component pricing to remain at the current levels. As has been our policy, we expect to attempt to pass along raw material and component price increases to our customers. We continue our focus on improving our business processes and reducing costs throughout our operations. Looking ahead, we have a focus on continuing to develop innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition to increase profitability.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have included a summary of our Critical Accounting Policies and Estimates in our annual report on Form 10-K, as amended, for the year ended December 31, 2006. There have been no material changes to the summary provided in that report.

NEW ACCOUNTING PRONOUNCEMENTS

Income Taxes

On January 1, 2007, we adopted the Financial Accounting Standards Board (FASB) Final Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). We have no adjustment to report in respect of the effect of adoption of FIN 48.

Our policy with respect to interest and penalties associated with reserves or allowances for uncertain tax positions is to classify such interest and penalties in income tax expense in the Statements of Operations. As of January 1, 2007, the total amount of unrecognized income tax benefits computed under FIN 48 was approximately $13.0 million, all of which, if recognized, would impact our effective income tax rate. As of January 1, 2007, we had recorded a total of $0.4 million of accrued interest and penalties related to uncertain tax positions. We foresee no significant changes to the facts and circumstances underlying its reserves and allowances for uncertain income tax positions as reasonably possible during the next 12 months. As of January 1, 2007, we are subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2001-2007. We are also subject to unexpired statutes of limitation for Indiana state income taxes for the years 1998-2007.

Fair Value Measurements

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

Fair Value Option

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material impact on our financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In addition to the risks inherent in its operations, we have exposure to financial and market risk resulting from volatility in commodity prices, interest rates and foreign exchange rates. The following discussion provides additional detail regarding our exposure to these risks.

Commodity Prices

We are exposed to fluctuations in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. Historically, we have managed aluminum price changes by entering into fixed price contracts with our suppliers. As of March 31, 2007, we had $27.6 million in raw material purchase commitments through December 2007 for materials that will be used in the production process. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in its product prices, our results would be materially and adversely affected.

Interest Rates

As of March 31, 2007, we had $3.9 million of floating rate debt outstanding under our revolving facility. For the three-month period ending March 31, 2007, we maintained an average floating rate borrowing level of $2.6 million. A hypothetical 100 basis-point change in the floating interest rate from the current level would have an immaterial impact on interest expense over a one-year period. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

Foreign Exchange Rates

We are subject to fluctuations in the Canadian dollar exchange rate that impact intercompany transactions with our Canadian subsidiary, as well as U.S. denominated transactions between the Canadian subsidiaries and unrelated parties. A five cent change in the Canadian exchange rate would result in an immaterial impact on results of operations. We do not hold or issue derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 14a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) were effective as of March 31, 2007.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.     RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K, as amended, and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s Board of Directors approved an amendment to its stock repurchase program on August 9, 2006, allowing the Company to repurchase up to $50 million of common stock without placing a limitation on the number of shares (the “Repurchase Program”). Stock repurchases under the Repurchase Program may be made in the open market or in private transactions, at times and in amounts that management deems appropriate, until September 15, 2007.

For the quarter ending March 31, 2007, the Company made the following repurchases of common stock:

			Total Number of	Maximum Amount of
	Total Number		Shares Purchased as Part	Available Funds to
	of Shares	Average Price	of Publicly Announced	Purchase Shares Under
Period	Purchased(1)	Paid Per Share	Plans or Programs	the Repurchase Program
				(in millions)

January 2007	218,400	$15.01	1,133,700	$32.8

Total	218,400	$15.01	1,133,700	$32.8

(1)Shares purchased pursuant to the Repurchase Program, which the Company first announced on September 23, 2005.

ITEM 6.     EXHIBITS

(a) Exhibits:

10.24	Executive Director Agreement dated January 1, 2007 between the Company and William P. Greubel (Incorporated by reference to Exhibit 10.1 to the Registrant’s current Report on Form 8-K filed January 8, 2007 (File No. 1-10883))
10.25	Amendment to Executive Employment Agreement dated January 1, 2007 between the Company and Richard J. Giromini (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 8, 2007 (File No. 1-10883))
31.01	Certification of Principal Executive Officer
31.02	Certification of Principal Financial Officer
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: May 1 , 2007 By:	/s/ Robert J. Smith Robert J. Smith Senior Vice President and Chief Financial Officer (Principal Financial Officer)