Form 10-Q/A
period 2007-03-31
WABASH NATIONAL CORP /DE
filed 2007-05-03
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
AMENDMENT NO. 1
(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☒

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007 OR
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☐
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
Yes ☐  No ☒
The number of shares of common stock outstanding at April 30, 2007 was 30,526,565.

Explanatory Note
          This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) is an amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2007. This Form 10-Q/A is being filed to correct the number of common stock shares outstanding shown on the cover page of the Registrant’s Form 10-Q, which was originally filed with the Securities and Exchange Commission on May 1, 2007.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION
Date: May 3, 2007	By:	/s/ Robert J. Smith
Robert J. Smith
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

3