Form 10-Q
period 2007-06-30
WABASH NATIONAL CORP /DE
filed 2007-08-02
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-10883

WABASH NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-1375208
(State of Incorporation)	(IRS Employer Identification Number)
1000 Sagamore Parkway South, Lafayette, Indiana (Address of Principal Executive Offices)	47905 (Zip Code)

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
Yes ☐     No ☒

The number of shares of common stock outstanding at July 27, 2007 was 30,306,313.

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,274	$29,885
Accounts receivable, net	92,018	110,462
Inventories	179,524	133,133
Deferred income taxes	20,788	26,650
Prepaid expenses and other	2,874	4,088

Total current assets	314,478	304,218

PROPERTY, PLANT AND EQUIPMENT, net	126,512	129,325

EQUIPMENT LEASED TO OTHERS, net	1,103	1,302

GOODWILL	66,692	66,692

INTANGIBLE ASSETS	34,266	35,998

OTHER ASSETS	18,684	18,948

	$561,735	$556,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$105,003	$90,632
Other accrued liabilities	51,139	58,706

Total current liabilities	156,142	149,338

LONG-TERM DEBT	125,000	125,000

DEFERRED INCOME TAXES	172	1,556

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES	3,209	2,634

STOCKHOLDERS’ EQUITY:
Preferred stock, 25,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock 75,000,000 shares authorized, $0.01 par value, 30,042,937 and 30,480,034 shares issued and outstanding, respectively	321	319
Additional paid-in capital	344,909	342,737
Retained deficit	(48,743)	(52,887)
Accumulated other comprehensive income	3,201	2,975
Treasury stock at cost, 1,466,000 and 974,900 common shares, respectively	(22,476)	(15,189)

Total stockholders’ equity	277,212	277,955

	$561,735	$556,483

See Notes to Condensed Consolidated Financial Statements

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

NET SALES	$294,849	$333,572	$553,703	$595,691

COST OF SALES	267,017	306,300	505,686	545,628

Gross profit	27,832	27,272	48,017	50,063

GENERAL AND ADMINISTRATIVE EXPENSES	12,439	14,227	25,159	24,930

SELLING EXPENSES	3,963	3,487	8,113	6,795

Income from operations	11,430	9,558	14,745	18,338

OTHER INCOME (EXPENSE)
Interest expense	(1,448)	(1,523)	(2,994)	(3,082)
Foreign exchange gains and losses, net	362	117	396	—
Other, net	(565)	185	(506)	242

Income before income taxes	9,779	8,337	11,641	15,498

INCOME TAX EXPENSE	3,904	3,290	4,770	6,114

NET INCOME	$5,875	$5,047	$6,871	$9,384

COMMON STOCK DIVIDENDS DECLARED	$0.045	$0.045	$0.09	$0.09

BASIC NET INCOME PER SHARE	$0.19	$0.16	$0.23	$0.30

DILUTED NET INCOME PER SHARE	$0.18	$0.15	$0.22	$0.29

COMPREHENSIVE INCOME
Net income	$5,875	$5,047	$6,871	$9,384
Foreign currency translation adjustment	206	665	226	757

NET COMPREHENSIVE INCOME	$6,081	$5,712	$7,097	$10,141

See Notes to Condensed Consolidated Financial Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,871	$9,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,623	10,599
Net gain on the sale of assets	(81)	(15)
Deferred income taxes	4,478	5,319
Excess tax benefits from stock-based compensation	(33)	(328)
Stock-based compensation	1,967	1,739
Changes in operating assets and liabilities:
Accounts receivable	18,444	9,053
Finance contracts	7	1,365
Inventories	(46,378)	(67,237)
Prepaid expenses and other	1,207	1,628
Accounts payable and accrued liabilities	12,190	42,546
Other, net	386	1,372

Net cash provided by operating activities	8,681	15,425

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,017)	(10,324)
Acquisition, net of cash acquired	(4,500)	(69,307)
Proceeds from the sale of property, plant and equipment	95	434

Net cash used in investing activities	(8,422)	(79,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	74	678
Excess tax benefits from stock-based compensation	33	328
Borrowings under revolving credit facilities	86,619	73,606
Payments under revolving credit facilities	(86,619)	(57,683)
Payments under long-term debt obligations	-	(500)
Repurchases of common stock	(8,210)	-
Common stock dividends paid	(2,767)	(2,810)

Net cash (used in) provided by financing activities	(10,870)	13,619

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,611)	(50,153)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,885	67,437

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,274	$17,284

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

The Company’s policy with respect to interest and penalties associated with reserves or allowances for uncertain tax positions is to classify such interest and penalties in income tax expense in the Statements of Operations. As of January 1, 2007, the total amount of unrecognized income tax benefits computed under FIN 48 was approximately $1.1 million, all of which, if recognized, would impact the effective income tax rate of the Company. As of January 1, 2007, the Company had recorded a total of $0.4 million of accrued interest and penalties related to uncertain tax positions. The Company foresees no significant changes to the facts and circumstances underlying its reserves and allowances for uncertain income tax positions as reasonably possible during the next 12 months. As of January 1, 2007, the Company is subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2001-2007. The Company is also subject to unexpired statutes of limitation for Indiana state income taxes for the years 1998-2007.

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

As part of the Company’s commitment to expand its customer base and grow its market leadership, Wabash National Corporation acquired all of the outstanding shares of Transcraft Corporation on March 3, 2006, for approximately $73.8 million in cash, including a payment of $4.5 million in 2007 based on Transcraft’s achievement of 2006 performance targets.

 Unaudited Pro forma Results

The results of Transcraft are included in the Consolidated Statements of Operations from the date of acquisition. The following unaudited pro forma information is shown below as if the acquisition of Transcraft had been completed as of the beginning of the fiscal year presented (in thousands, except per share amounts).

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Sales	$333,572	$626,648
Income from operations	10,458	19,074
Net income	5,587	9,804
Basic net income per share	0.18	0.31
Diluted net income per share	0.17	0.30

4.	INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2007	December 31, 2006

Raw materials and components	$47,195	$50,398
Work in process	5,778	1,157
Finished goods	111,661	64,299
After-market parts	5,626	5,770
Used trailers	9,264	11,509

	$179,524	$133,133

5.	DEBT

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

The Revolving Facility requires that no later than May 1, 2008, the Company do one or more of the following in connection with our Senior Convertible Notes, which are due in August 2008: (i) repurchase all or a portion of the Senior Convertible Notes from the proceeds of a convertible debt offering, (ii) defease any outstanding indebtedness evidenced by the Senior Convertible Notes, subject to maintaining certain levels of borrowing availability under the Revolving Facility or (iii) institute cash reserves equal to the outstanding principal balance of the Senior Convertible Notes from funds other than proceeds from the Revolving Facility, which cash reserves shall only be used to satisfy the Company’s obligations under the Senior Convertible Notes and which shall remain in place until the Senior Convertible Notes have been paid in full.

As of June 30, 2007, the Company was in compliance with all covenants of the Revolving Facility.

6.	STOCK-BASED COMPENSATION

At the May 2007 Annual Meeting of Stockholders, the 2007 Omnibus Incentive Plan was approved making available 2.5 million shares of common stock for issuance. The plan allows the Company to grant stock options to purchase shares of common stock at a price not less than market price at the date of grant. Options that have been granted to employees under the plan vest in annual installments over three years and expire 10 years after the date of grant. The plan also allows the Company to grant shares of restricted stock. Restricted stock that has been granted to employees under the plan vests three years from the date of the grant.

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

The Company’s policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method. The amount of after-tax compensation costs related to nonvested stock options and restricted stock not yet recognized was $7.8 million at June 30, 2007, for which the expense will be recognized through 2010.

7.	STOCKHOLDERS’ EQUITY

On July 26, 2007, the Company’s Board of Directors approved an amendment extending the current stock repurchase program from September 15, 2007 to September 15, 2008. As of June 30, 2007, $28.8 million remained available under a $50 million authorization. For the first six months of 2007, the Company repurchased 491,100 shares for $7.3 million.

8.	CONTINGENCIES

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

9.	NET INCOME PER SHARE

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Basic net income per share:
Net income applicable to common stockholders	$5,875	$5,047	$6,871	$9,384

Weighted average common shares outstanding	30,233	31,154	30,263	31,134

Basic net income per share	$0.19	$0.16	$0.23	$0.30

Diluted net income per share:
Net income applicable to common stockholders	$5,875	$5,047	$6,871	$9,384
After-tax equivalent of interest on convertible notes	741	741	1,482	1,482

Diluted net income applicable to common stockholders	$6,616	$5,788	$8,353	$10,866

Weighted average common shares outstanding	30,233	31,154	30,263	31,134
Dilutive stock options/shares	306	205	265	210
Convertible notes equivalent shares	6,676	6,597	6,667	6,588

Diluted weighted average common shares outstanding	37,215	37,956	37,195	37,932

Diluted net income per share	$0.18	$0.15	$0.22	$0.29

10.	INCOME TAXES

The Company recognized income tax expense of $4.8 million in the first six months of 2007 compared to $6.1 million in the prior year period. The effective tax rate for the first half of 2007 was 41.0% compared to 39.5% for the prior year period. The increase results primarily from additional losses in foreign jurisdictions for which no income tax benefit was provided during either period.

The following table provides reconciliation of differences from the U.S. federal statutory rate of 35% (in thousands):

	Six Months Ended June 30,
	2007	2006

Pretax book income	$11,641	$15,498
Federal tax expense at 35% statutory rate	4,074	5,424
State and local income taxes	554	792
Other	142	(102)

Total income tax expense	$4,770	$6,114

11.	PRODUCT WARRANTIES

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2007	2006

Balance at January 1	$14,978	$10,217
Provision for warranties issued in current year	2,134	2,385
Additional provisions for pre-existing warranties	1,584	1,718
Transcraft acquisition	-	2,100
Payments	(2,504)	(2,952)

Balance at June 30	$16,192	$13,468

The Company’s warranty policy generally provides coverage for components of trailers the Company produces or assembles. Typically, the coverage period is five years for trailers sold prior to 2005. Beginning in 2005, the coverage period for DuraPlate® trailer panels was extended to ten years, with all other components remaining at five years. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.

12.	SEGMENTS

a.	Segment Reporting

Under the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has two reportable segments: manufacturing and retail and distribution. The manufacturing segment produces and sells new trailers to the retail and distribution segment or to customers who purchase trailers direct or through independent dealers. The retail and distribution segment includes the sale of new and used trailers, as well as the sale of after-market parts and service, through its retail branch network.

Reportable segment information is as follows (in thousands):

		Retail and		Consolidated
	Manufacturing	Distribution	Eliminations	Totals

Three Months Ended June 30, 2007
Net sales
External customers	$254,294	$40,555	$-	$294,849
Intersegment sales	14,358	-	(14,358)	$-

Total net sales	$268,652	$40,555	$(14,358)	$294,849

Income (loss) from operations	$11,946	$(290)	$(226)	$11,430
Assets	$664,176	$129,671	$(232,112)	$561,735
Three Months Ended June 30, 2006
Net sales
External customers	$285,553	$48,019	$-	$333,572
Intersegment sales	5,990	-	(5,990)	$-

Total net sales	$291,543	$48,019	$(5,990)	$333,572

Income from operations	$7,031	$724	$1,803	$9,558
Assets	$722,528	$154,403	$(233,484)	$643,447
Six Months Ended June 30, 2007
Net sales
External customers	$470,848	$82,855	$-	$553,703
Intersegment sales	36,309	-	(36,309)	$-

Total net sales	$507,157	$82,855	$(36,309)	$553,703

Income (loss) from operations	$16,047	$(638)	$(664)	$14,745
Assets	$664,176	$129,671	$(232,112)	$561,735
Six Months Ended June 30, 2006
Net sales
External customers	$502,303	$93,388	$-	$595,691
Intersegment sales	31,214	-	(31,214)	$-

Total net sales	$533,517	$93,388	$(31,214)	$595,691

Income (loss) from operations	$17,624	$909	$(195)	$18,338
Assets	$722,528	$154,403	$(233,484)	$643,447

b.	Product Information

The Company offers products primarily in three general categories: new trailers, used trailers and parts and service. Other sales include leasing and freight revenue. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%

New trailers	264,988	89.9	302,320	90.6	498,469	90.0	529,776	88.9
Used trailers	12,843	4.4	13,501	4.0	21,665	3.9	31,181	5.2
Parts and service	14,916	5.0	13,938	4.2	28,689	5.2	27,621	4.6
Other	2,102	0.7	3,813	1.2	4,880	0.9	7,113	1.3

Total net sales	294,849	100.0	333,572	100.0	553,703	100.0	595,691	100.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by Wabash National Corporation (the Company) from time to time in filings with the Securities and Exchange Commission or otherwise. The words “believe,” “expect,” “anticipate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, information regarding our business plan, our expected revenues, income or loss, capital expenditures, acquisitions, financing and refinancing plans, plans for future operations, our enterprise resource planning (ERP) system, commodity pricing and our ability to obtain commodities, financing needs or plans, the impact of inflation and plans relating to services of the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Statements in this report, including those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences.

Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed under the heading “Risk Factors” in our Form 10-K, as amended, for the year ended December 31, 2006 and elsewhere herein.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.6	91.8	91.3	91.6

Gross profit	9.4	8.2	8.7	8.4

General and administrative expenses	4.2	4.3	4.5	4.2
Selling expense	1.3	1.0	1.5	1.1

Income from operations	3.9	2.9	2.7	3.1

Interest expense	(0.5)	(0.5)	(0.5)	(0.5)
Foreign exchange gains and losses, net	0.1	-	0.1	-
Other, net	(0.2)	0.1	(0.2)	-

Income before income taxes	3.3	2.5	2.1	2.6

Income tax expense	1.3	1.0	0.9	1.0

Net income	2.0%	1.5%	1.2%	1.6%

In the three-month and six-month periods ended June 30, 2007, we recorded net sales of $294.8 million and $553.7 million, respectively, compared to $333.6 million and $595.7 million in the prior year periods. Despite an increase in average selling prices for van trailers, net sales declined year over year due to lower van trailer volumes offset by higher platform trailer volumes due to the inclusion of a full six months of platform trailer sales from the acquisition of Transcraft Corporation in March 2006. Gross profit remained relatively flat quarter over quarter, while as a percentage of net sales, gross profit margin improved to 9.4% in the second quarter of 2007 compared to 8.2% in the second quarter of 2006. The gross profit margin increase was due to higher average selling prices resulting from our concerted effort to recoup material cost increases and the effects of continued efforts to reduce other operating costs. Income from operations in the three-month and six-month periods ended June 30, 2007, was $11.4 million and $14.7 million, respectively, compared to $9.6 million and $18.3 million for the same periods in 2006. Operating income was positively impacted in the second quarter by a decrease in general and administrative costs compared to the 2006 period due to a decrease in amortization expense related to the Transcraft acquisition.

As a recognized industry leader, we continue to focus on product innovation, manufacturing automation, strategic sourcing and workforce rationalization in order to strengthen our industry position and increase profitability.

Three Months Ended June 30, 2007

Net Sales

Net sales decreased $38.8 million, or 11.6%, compared to the second quarter of 2006. By business segment, net external sales and related units sold were as follows (dollars in millions):

	Three Months Ended June 30,
	2007	2006	% Change

Sales by segment:	(millions)
Manufacturing	$254.2	$285.6	(11.0)
Retail and distribution	40.6	48.0	(15.4)

Total	$294.8	$333.6	(11.6)

New trailers:	(units)
Manufacturing	11,800	14,800	(20.3)
Retail and distribution	700	1,000	(30.0)

Total	12,500	15,800	(20.9)

Used trailers	1,500	1,500	–

Manufacturing segment sales were $254.2 million in the second quarter of 2007, down $31.4 million, or 11.0%, compared to the second quarter of 2006. The decrease was primarily due to lower van and platform trailer volumes having an impact of $56.0 million or approximately 3,000 units. The decrease in sales volumes in the second quarter of 2007 was partially offset by a higher average selling prices totaling $25.1 million attributable to both the efforts made to offset material price increases and product mix as we shipped a larger number of the higher priced refrigerated units and fewer lower priced FreightPro® and pup trailers in 2007 as compared to the same period in 2006.

Retail and distribution segment sales were $40.6 million in the second quarter of 2007, down $7.4 million, or 15.4% compared to the prior year second quarter. New trailer sales decreased $6.3 million as a result of a decline in unit volume, offset in part by higher average selling prices and favorable product mix. Used trailer sales were down $0.7 million due to the mix of trailers sold. Parts and service sales in 2007 were comparable to the prior year period.

Gross Profit

Gross profit increased to $27.8 million for the second quarter of 2007 from $27.3 million in the second quarter of 2006. Gross profit as a percent of sales was 9.4% for the quarter compared to 8.2% for the same period in 2006. Gross profit by segment was as follows (in millions):

	Three Months Ended June 30,
	2007	2006	% Change
Gross profit by segment:
Manufacturing	$25.2	$21.6	16.7
Retail and distribution	2.9	3.9	(25.6)
Eliminations	(0.3)	1.8

Total gross profit	$27.8	$27.3	1.8

The manufacturing segment gross profit in the second quarter of 2007 was $25.2 million, an increase of $3.6 million, or 16.7%, compared to the second quarter of 2006. As a percentage of sales, gross profit margin was 9.9% compared to 7.6% for the prior year period. The increase in gross profit in the second quarter of 2007 over the same period of 2006 reflected selling prices that outpaced increased raw material costs and the continued improvement of production efficiency subsequent to the implementation of our ERP system in 2006.

Retail and distribution segment gross profit in the second quarter of 2007 was $2.9 million, a decrease of $1.0 million, or 25.6%, compared to the 2006 period. As a percentage of sales, gross profit margin was 7.1% compared to 8.1% for the prior year period due to the decreased volume of new trailer sales and an unfavorable change in product mix for used trailers.

General and Administrative Expenses

General and administrative expenses decreased $1.8 million in the second quarter of 2007 to $12.4 million from $14.2 million in the prior year period primarily due to a decrease in amortization expense related to the Transcraft acquisition.

Selling Expenses

Selling expenses increased $0.5 million to $4.0 million in the second quarter of 2007 from $3.5 million in the prior year period primarily due to an increase in employee-related costs.

Income Taxes

We recognized income tax expense of $3.9 million for the three months ending June 30, 2007, compared to $3.3 million in the prior year period. The effective tax rate for the second quarter of 2007 was 39.9% compared to 39.5% for the second quarter of 2006.

Six Months Ended June 30, 2007

Net Sales

Net sales for the first six months decreased $42.0 million, or 7.1%, compared to the 2006 period. By business segment, net external sales and related units sold were as follows:

	Six Months Ended June 30,
	2007	2006	% Change

Sales by segment:	(millions)
Manufacturing	$470.8	$502.3	(6.3)
Retail and distribution	82.9	93.4	(11.2)

Total	$553.7	$595.7	(7.1)

New trailers:	(units)
Manufacturing	21,800	25,800	(15.5)
Retail and distribution	1,700	1,700	-

Total	23,500	27,500	(14.5)

Used trailers	2,600	3,500	(25.7)

Manufacturing segment sales were $470.8 million in the first half of 2007, a decrease of $31.5 million, or 6.3%, compared to the prior year period. The decrease was attributable to lower van unit volumes having an impact of $89.0 million, partially offset by higher average selling prices for vans having an impact of $39.2 million. Sales of platform units have increased $18.8 million compared to the prior year period due to the inclusion of a full six months impact of Transcraft sales.

Retail and distribution segment sales were $82.9 million for the first six months of 2007, down $10.5 million, or 11.2%, compared to the prior year period. This decrease was primarily the result of lower used trailer volumes and unfavorable product mix in the first half of 2007. New trailer and parts and service sales in the first half of 2007 were comparable with the prior year period.

Gross Profit

Gross profit for the first six months of 2007 was $48.0 million compared to $50.1 million for the first six months of 2006. Gross profit as a percent of sales was 8.7% compared to 8.4% for the same period in 2006. Gross profit by segment was as follows (in millions):

	Six Months Ended June 30,
	2007	2006	% Change

Gross profit by segment:
Manufacturing	$43.1	$43.1	-
Retail and distribution	5.6	7.1	(21.1)
Eliminations	(0.7)	(0.1)

Total gross profit	$48.0	$50.1	(4.2)

Manufacturing segment gross profit was $43.1 million for the six month periods of 2007 and 2006. As a percentage of sales, gross profit margin was 9.2% compared to 8.6% for the first six months of 2006. The gross profit margin percentage was favorably impacted by an increase in the average selling price for trailers, which was offset by higher material costs. Additionally, the gross profit margins for 2006 include production inefficiencies and outages resulting from the implementation of our ERP system. Transcraft’s contributions to gross profit increased in the first six months of 2007 from the prior year period due to Transcraft having six months of results in the current year period.

Retail and distribution segment gross profit for the first six months of 2007 was $5.6 million, a decrease of $1.5 million, or 21.1%, compared to the prior year period. As a percentage of sales, gross profit margin was 6.8% compared to 7.6% in the prior year period due to product mix and the decreased volume of used trailer sales.

General and Administrative Expenses

General and administrative expenses increased $0.2 million to $25.2 million in the first six months of 2007. This increase was due to higher legal and information technology related costs offset by a decrease in amortization related to the Transcraft acquisition.

Selling Expenses

Selling expenses increased $1.3 million to $8.1 million in the first six months of 2007, compared to $6.8 million in the prior year period, primarily due to an increase in employee-related costs.

Income Taxes

We recognized income tax expense of $4.8 million in the six months ended June 30, 2007 compared to $6.1 million in the prior year period. The effective tax rate for the six months ended June 30, 2007 was 41.0% compared to 39.5% for the prior year period. The increase results primarily from additional losses in foreign jurisdictions for which no income tax benefit was provided during either period.

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of equity and debt. As of June 30, 2007, our debt to equity ratio was approximately 0.5:1.0. Our objective is to generate operating cash flows sufficient to fund normal working capital requirements, capital expenditures, pay dividends, fund potential stock repurchases and take advantage of market opportunities.

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

The Revolving Facility requires that no later than May 1, 2008, we do one or more of the following in connection with our Senior Convertible Notes, which are due in August 2008: (i) repurchase all or a portion of the Senior Convertible Notes from the proceeds of a convertible debt offering, (ii) defease any outstanding indebtedness evidenced by the Senior Convertible Notes, subject to maintaining certain levels of borrowing availability under the Revolving Facility or (iii) institute cash reserves equal to the outstanding principal balance of the Senior Convertible Notes from funds other than proceeds from the Revolving Facility, which cash reserves shall only be used to satisfy our obligations under the Senior Convertible Notes and which shall remain in place until the Senior Convertible Notes have been paid in full. We are actively reviewing alternatives for refinancing our Senior Convertible Notes.

Cash Flow

Cash provided by operating activities amounted to $8.7 million compared to $15.4 million in the 2006 period. The decrease was the result of a $3.9 million reduction in net income (adjusted for non-cash items) and a $2.9 million increase in the change of working capital as compared to the prior year period. The following is a discussion of factors impacting certain working capital items in the first six months of 2007 as compared to the first six months of 2006:

-	Accounts receivable decreased $18.4 million in the 2007 period compared to a $9.1 million decrease in the 2006 period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 29 days at June 30, 2007, a decrease of 6 days versus the prior year. The decrease in days sales outstanding was primarily due to the timing of collections.

-	Inventory increased $46.4 million in the 2007 period compared to an increase of $67.2 million in the 2006 period. The 2007 increase is primarily due to higher new trailer inventories. Inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns, decreased to approximately 6.0 times versus 6.8 times in the prior year period.

-	Accounts payable and accrued liabilities increased $12.2 million in the 2007 period compared to an increase of $42.5 million in the 2006 period. The prior period increase was primarily due to the increase in raw material inventories.

Investing activities used $8.4 million during the 2007 period compared to $79.2 million used in the 2006 period. The decrease of $70.8 million from the prior year period was primarily due to the Transcraft acquisition in the first quarter of 2006. The current year period includes the additional purchase price payment of $4.5 million based on Transcraft’s achievement of 2006 performance targets.

Financing activities used $10.9 million in the 2007 period, primarily due to the repurchase of common stock and payment of dividends.

As of June 30, 2007, our liquidity position, defined as cash on hand and available borrowing capacity, was $162.0 million and total debt and lease obligations was $129.9 million, including $4.9 million of operating lease commitments. We expect that in 2007, we will be able to generate sufficient cash flow from operations to fund working capital, capital expenditure requirements, stock repurchases and quarterly dividend payments.

Capital Expenditures

Capital spending amounted to $4.0 million for the first six months of 2007 and is anticipated to be approximately $10 million for 2007.

Off-Balance Sheet Transactions

As of June 30, 2007, we had approximately $4.9 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter.

Contractual Obligations and Commercial Commitments

We have included a summary of our Contractual Obligations and Commercial Commitments on our annual report on Form 10-K, as amended, for the year ended December 31, 2006. There have been no material changes to the summary provided in that report.

Backlog

Orders that have been confirmed by the customer in writing and can be produced during the next 18 months are included in backlog. Orders that comprise the backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $515 million, including $24 million related to Transcraft, at June 30, 2007 compared to $512 million, including $28 million related to Transcraft, at December 31, 2006. We expect to complete the majority of our existing backlog orders within the next 12 months.

OUTLOOK

According to the most recent A.C.T. Research Company, LLC (ACT) estimates, total trailer industry shipments are expected to be down from 280,000 units in 2006 to approximately 234,000 units in 2007 and 244,000 units in 2008. Our view of the market is similar to the current 2007 ACT forecast.

ACT is estimating that the industry will ship 161,000 van units and 27,000 platform units in 2007 compared to 194,000 and 34,000, respectively, shipped in 2006. We expect to ship approximately 43,000 vans and 5,000 platforms in 2007 compared to 52,000 vans and 6,000 platforms, including Transcraft volumes on a full-year pro forma basis, in 2006. This industry decrease reflects continued weakness in the overall freight demand environment resulting from an expected slower economic growth and a drop in the new housing construction market during 2007. Despite this market softness, we view this as an opportunity to build a stronger, more profitable company from which to grow longer term. Key to this growth will be continued efforts to achieve business process improvement and cost reduction throughout our operations, with a special focus on our margin expansion initiatives, most notably, strategic pricing and sourcing strategies. While we have reduced our expectations for 2007, we remain optimistic that 2008 will see a return to growth for the trailer market.

We believe we are in a strong position in the industry because (1) our core customers are among the largest and most dominant participants in the trucking industry, (2) our DuraPlate® trailer continues to have strong market acceptance, (3) our focus is on developing solutions that reduce our customers’ trailers maintenance costs, and (4) our sales initiative to expand and diversify our customer base.

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

Our policy with respect to interest and penalties associated with reserves or allowances for uncertain tax positions is to classify such interest and penalties in income tax expense in the Statements of Operations. As of January 1, 2007, the total amount of unrecognized income tax benefits computed under FIN 48 was approximately $1.1 million, all of which, if recognized, would impact our effective income tax rate. As of January 1, 2007, we had recorded a total of $0.4 million of accrued interest and penalties related to uncertain tax positions. We foresee no significant changes to the facts and circumstances underlying its reserves and allowances for uncertain income tax positions as reasonably possible during the next 12 months. As of January 1, 2007, we are subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2001-2007. We are also subject to unexpired statutes of limitation for Indiana state income taxes for the years 1998-2007.

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

Commodity Prices

We are exposed to fluctuations in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. Historically, we have managed aluminum price changes by entering into fixed price contracts with our suppliers. As of June 30, 2007, we had $17.9 million in raw material purchase commitments through December 2007 for materials that will be used in the production process. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in its product prices, our results would be materially and adversely affected.

Interest Rates

As of June 30, 2007, we had no floating rate debt outstanding. For the three-month period ending June 30, 2007, we maintained an average floating rate borrowing level of $1.3 million. A hypothetical 100 basis-point change in the floating interest rate from the current level would have an immaterial impact on interest expense over a one-year period. This sensitivity analysis does not account for a change in the competitive environment indirectly related to the change in interest rates and potential managerial action taken in response to these changes.

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

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 14a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of June 30, 2007.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

Our Board of Directors approved an amendment to the current stock repurchase program (Repurchase Program) on July 26, 2007, extending the Repurchase Program from September 15, 2007 to September 15, 2008. The Repurchase Program allows repurchases of common stock up to $50 million.

For the quarter ending June 30, 2007, we made the following repurchases of common stock:

			Maximum Amount of
	Total Number		Available Funds to
	of Shares	Average Price	Purchase Shares Under
Period	Purchased	Paid Per Share	the Repurchase Program
			(in millions)

May 2007	65,000	$14.62	$31.9
June 2007	207,700	$14.73	$28.8

Total	272,700	$14.70	$28.8

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 24, 2007, at which time the stockholders of Wabash National Corporation voted on and approved the following proposals:

The election of nine members of the Board of Directors of the Company with the following votes:

NOMINEES	FOR	WITHHELD AUTHORITY TO VOTE

David C. Burdakin	28,263,829	390,006
Richard J. Giromini	28,347,574	306,261
William P. Greubel	28,350,433	303,402
Martin C. Jischke	23,567,397	5,086,438
J.D. (Jim) Kelly	28,263,902	389,933
Stephanie K. Kushner	28,263,264	390,571
Larry J. Magee	28,264,002	389,833
Scott K. Sorensen	28,263,149	390,686
Ronald L. Stewart	12,069,758	16,584,077

The approval of the Company’s 2007 Omnibus Incentive Plan:

For	Against	Abstain	Broker Non-Vote

21,009,167	5,779,740	27,535	1,837,393

The ratification of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007.

For	Against	Abstain	Broker Non-Vote

28,616,620	24,014	13,201	-

ITEM 6.	EXHIBITS

(a)     Exhibits:

10.1	Wabash National Corporation 2007 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s current Report on Form 8-K filed May 24, 2007 (File No. 1-10883))
10.2	Form of Non-Qualified Stock Option Agreement for the Wabash National Corporation 2007 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 24, 2007 (File No. 1-10883)).
10.3	Form of Restricted Stock Agreement for the Wabash National Corporation 2007 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 24, 2007 (File No. 1-10883))
31.01	Certification of Principal Executive Officer
31.02	Certification of Principal Financial Officer
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: August 2, 2007	By:	/s/ Robert J. Smith
Robert J. Smith
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)