Form 10-Q
period 2007-09-30
WABASH NATIONAL CORP /DE
filed 2007-11-02
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares of common stock outstanding at October 29, 2007 was 30,293,503.

WABASH NATIONAL CORPORATION
INDEX
FORM 10-Q

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,657	$29,885
Accounts receivable, net	100,342	110,462
Inventories	154,294	133,133
Deferred income taxes	22,423	26,650
Prepaid expenses and other	1,821	4,088

Total current assets	300,537	304,218

PROPERTY, PLANT AND EQUIPMENT, net	124,307	129,325

GOODWILL	66,317	66,692

INTANGIBLE ASSETS	33,384	35,998

OTHER ASSETS	19,057	20,250

	$543,602	$556,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$77,493	$90,632
Other accrued liabilities	56,086	58,706

Total current liabilities	133,579	149,338

LONG-TERM DEBT	125,000	125,000

DEFERRED INCOME TAXES	3,550	1,556

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES	3,608	2,634

STOCKHOLDERS’ EQUITY:
Preferred stock, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock 75,000,000 shares authorized, $0.01 par value, 29,842,931 and 30,480,034 shares issued and outstanding, respectively	321	319
Additional paid-in capital	346,052	342,737
Retained deficit	(46,345)	(52,887)
Accumulated other comprehensive income	3,314	2,975
Treasury stock at cost, 1,687,982 and 974,900 common shares, respectively	(25,477)	(15,189)

Total stockholders’ equity	277,865	277,955

	$543,602	$556,483

See Notes to Condensed Consolidated Financial Statements

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

NET SALES	$291,017	$362,290	$844,720	$957,981

COST OF SALES	266,424	336,177	772,110	881,805

Gross profit	24,593	26,113	72,610	76,176

GENERAL AND ADMINISTRATIVE EXPENSES	13,173	12,068	38,332	36,998

SELLING EXPENSES	3,916	3,651	12,029	10,446

Income from operations	7,504	10,394	22,249	28,732

OTHER INCOME (EXPENSE):
Interest expense	(1,416)	(2,081)	(4,410)	(5,163)
Foreign exchange, net	65	(28)	461	(28)
Other, net	(86)	(365)	(592)	(123)

Income before income taxes	6,067	7,920	17,708	23,418

INCOME TAX EXPENSE	2,289	2,931	7,059	9,045

NET INCOME	$3,778	$4,989	$10,649	$14,373

COMMON STOCK DIVIDENDS DECLARED	$0.045	$0.045	$0.135	$0.135

BASIC NET INCOME PER SHARE	$0.13	$0.16	$0.35	$0.46

DILUTED NET INCOME PER SHARE	$0.12	$0.15	$0.35	$0.44

COMPREHENSIVE INCOME
Net income	$3,778	$4,989	$10,649	$14,373
Foreign currency translation adjustment	113	86	339	843

NET COMPREHENSIVE INCOME	$3,891	$5,075	$10,988	$15,216

See Notes to Condensed Consolidated Financial Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months
	Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,649	$14,373
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,477	15,587
Net loss on the sale of assets	106	54
Deferred income taxes	6,596	8,007
Excess tax benefits from stock-based compensation	(33)	(339)
Stock-based compensation	3,213	3,029
Changes in operating assets and liabilities:
Accounts receivable	10,120	(25,380)
Finance contracts	7	1,393
Inventories	(21,211)	(56,987)
Prepaid expenses and other	2,260	2,394
Accounts payable and accrued liabilities	(9,991)	30,727
Other, net	819	1,464

Net cash provided by (used in) operating activities	17,012	(5,678)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,196)	(10,899)
Acquisition, net of cash acquired	(4,500)	(69,307)
Proceeds from the sale of property, plant and equipment	124	1,890

Net cash used in investing activities	(9,572)	(78,316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	74	713
Excess tax benefits from stock-based compensation	33	339
Borrowings under revolving credit facilities	99,424	205,496
Payments under revolving credit facilities	(99,424)	(168,521)
Repurchases of common stock	(11,668)	(507)
Payments under long-term debt obligations	—	(500)
Common stock dividends paid	(4,107)	(4,252)

Net cash (used in) provided by financing activities	(15,668)	32,768

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,228)	(51,226)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,885	67,437

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,657	$16,211

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
     Fair Value Measurements. In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. The Statement provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact that this Statement will have on the Company’s financial position, results of operations and cash flows.
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

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Sales	$362,290	$988,938
Income from operations	10,394	29,468
Net income	4,989	14,793
Basic net income per share	0.16	0.47
Diluted net income per share	0.15	0.45
4. INVENTORIES
     Inventories consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials and components	$39,760	$50,398
Work in process	4,924	1,157
Finished goods	93,570	64,299
After-market parts	5,341	5,770
Used trailers	10,699	11,509

	$154,294	$133,133

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
     On September 24, 2007, the Company entered into Amendment No. 1 to Second Amended and Restated Loan and Security Agreement (Amendment) with its lenders. The Amendment increases the Company’s borrowing capacity under the Revolving Facility from $150 million to $200 million, subject to a borrowing base, and allows borrowing under the Revolving Facility to fund the repurchase of the Company’s $125 million Senior Convertible Notes, subject to the conditions set forth in the Amendment.
     The Amendment requires that no later than May 1, 2008, the Company do one or more of the following in connection with its Senior Convertible Notes, which are due in August 2008: (i) repurchase all or a portion of the Senior Convertible Notes with the proceeds of a convertible note offering or proceeds from the Revolving Facility, so long as immediately after making any such payment with proceeds of the Revolving Facility the Company has availability under the Revolving Facility of at least $40 million, (ii) defease any outstanding indebtedness evidenced by the Senior Convertible Notes, so long as immediately after making any such payment the Company has availability under the Revolving Facility of at least $40 million or (iii) institute cash reserves equal to any outstanding principal balance of the Senior Convertible Notes, which reserves shall remain in place until all indebtedness evidenced by the Senior Convertible Notes has been paid in full, and shall be used only to pay in full the outstanding indebtedness evidenced by the Senior Convertible Notes, so long as immediately after instituting any cash reserves from the proceeds of the Revolving Facility the Company has availability under the Revolving Facility of at least $40 million.
     The Company’s $125 million Senior Convertible Notes are, if not converted, due on August 1, 2008. In accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the Company has the intent and the ability to refinance the Senior Convertible Notes on a long-term basis by utilizing the available capacity on the Company’s Revolving Facility. Thus, the Company has reflected the Senior Convertible Notes as long-term debt as of September 30, 2007.
     As of September 30, 2007, the Company was in compliance with all covenants of the Revolving Facility.
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
     The Company’s policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method. The amount of after-tax compensation costs related to nonvested stock options and restricted stock not yet recognized was $7.2 million at September 30, 2007, for which the expense will be recognized through 2010.
7. STOCKHOLDERS’ EQUITY
     On July 26, 2007, the Company’s Board of Directors approved an amendment extending the current stock repurchase program from September 15, 2007 to September 15, 2008. As of September 30, 2007, $25.8 million remained available under a $50 million authorization. For the first nine months of 2007, the Company repurchased 700,700 shares for $10.3 million.
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
9. NET INCOME PER SHARE
     Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic net income per share:
Net income applicable to common stockholders	$3,778	$4,989	$10,649	$14,373

Weighted average common shares outstanding	29,874	31,174	30,132	31,148

Basic net income per share	$0.13	$0.16	$0.35	$0.46

Diluted net income per share:
Net income applicable to common stockholders	$3,778	$4,989	$10,649	$14,373
After-tax equivalent of interest on convertible notes	741	741	2,222	2,222

Diluted net income applicable to common stockholders	$4,519	$5,730	$12,871	$16,595

Weighted average common shares outstanding	29,874	31,174	30,132	31,148
Dilutive stock options/shares	234	154	255	191
Convertible notes equivalent shares	6,692	6,619	6,675	6,598

Diluted weighted average common shares outstanding	36,800	37,947	37,062	37,937

Diluted net income per share	$0.12	$0.15	$0.35	$0.44

10. INCOME TAXES
     The Company recognized income tax expense of $7.1 million in the first nine months of 2007 compared to $9.0 million in the prior year period. The effective tax rate for the nine months of 2007 was 39.9% compared to 38.6% for the prior year period. The increase results primarily from additional losses in foreign jurisdictions for which no income tax benefit was provided during either period.
     The following table provides reconciliation of differences from the U.S. federal statutory rate of 35% (in thousands):

	Nine Months Ended September 30,
	2007	2006
Pretax book income	$17,708	$23,418

Federal tax expense at 35% statutory rate	6,198	8,196
State and local income taxes	755	1,138
Other	106	(289)

Total income tax expense	$7,059	$9,045

11. PRODUCT WARRANTIES
     The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2007	2006
Balance at January 1	$14,978	$10,217
Provision for warranties issued in current year	3,238	4,004
Additional provisions for pre-existing warranties	2,133	2,384
Transcraft acquisition	—	2,100
Payments	(3,341)	(4,859)

Balance at September 30	$17,008	$13,846

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

     Reportable segment information is as follows (in thousands):

		Retail and		Consolidated
	Manufacturing	Distribution	Eliminations	Totals
Three Months Ended September 30, 2007
Net sales
External customers	$256,847	$34,170	$—	$291,017
Intersegment sales	13,207	544	(13,751)	—

Total net sales	$270,054	$34,714	$(13,751)	$291,017

Income (loss) from operations	$8,165	$(699)	$38	$7,504
Assets	$654,252	$125,924	$(236,574)	$543,602

Three Months Ended September 30, 2006
Net sales
External customers	$310,866	$51,424	$—	$362,290
Intersegment sales	25,976	—	(25,976)	—

Total net sales	$336,842	$51,424	$(25,976)	$362,290

Income (loss) from operations	$9,467	$1,183	$(256)	$10,394
Assets	$721,009	$159,914	$(231,478)	$649,445

Nine Months Ended September 30, 2007
Net sales
External customers	$727,695	$117,025	$—	$844,720
Intersegment sales	49,516	544	(50,060)	—

Total net sales	$777,211	$117,569	$(50,060)	$844,720

Income (loss) from operations	$24,212	$(1,337)	$(626)	$22,249
Assets	$654,252	$125,924	$(236,574)	$543,602

Nine Months Ended September 30, 2006
Net sales
External customers	$813,169	$144,812	$—	$957,981
Intersegment sales	57,190	—	(57,190)	—

Total net sales	$870,359	$144,812	$(57,190)	$957,981

Income (loss) from operations	$27,091	$2,092	$(451)	$28,732
Assets	$721,009	$159,914	$(231,478)	$649,445
b.	Product Information
     The Company offers products primarily in three general categories: new trailers, used trailers and parts and service. Other sales include leasing and freight revenue. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%
New trailers	265,020	91.1	329,114	90.8	763,489	90.4	858,890	89.7
Used trailers	8,098	2.8	13,233	3.7	29,763	3.5	44,414	4.6
Parts and service	14,811	5.1	14,431	4.0	43,500	5.2	42,052	4.4
Other	3,088	1.0	5,512	1.5	7,968	0.9	12,625	1.3

Total net sales	291,017	100.0	362,290	100.0	844,720	100.0	957,981	100.0

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by Wabash National Corporation (the Company) from time to time in filings with the Securities and Exchange Commission or otherwise. The words “believe,” “expect,” “anticipate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, information regarding our business plan, our expected revenues, income or loss, capital expenditures, acquisitions, divestitures, financing and refinancing plans, plans for future operations, our enterprise resource planning (ERP) system, commodity pricing and our ability to obtain commodities, financing needs or plans, the impact of inflation and plans relating to services of the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Statements in this report, including those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences.
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

RESULTS OF OPERATIONS
     The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.5	92.8	91.4	92.0

Gross profit	8.5	7.2	8.6	8.0

General and administrative expenses	4.5	3.3	4.5	3.9
Selling expenses	1.4	1.0	1.5	1.1

Income from operations	2.6	2.9	2.6	3.0

Interest expense	(0.5)	(0.6)	(0.5)	(0.6)
Foreign exchange, net	—	—	0.1	—
Other, net	—	(0.1)	(0.1)	—

Income before income taxes	2.1	2.2	2.1	2.4

Income tax expense	0.8	0.8	0.8	0.9

Net income	1.3%	1.4%	1.3%	1.5%

     In the three-month and nine-month periods ended September 30, 2007, we recorded net sales of $291.0 million and $844.7 million, respectively, compared to $362.3 million and $958.0 million in the prior year periods. Despite an increase in average selling prices for van trailers, net sales declined year over year due to lower van trailer volumes offset in part by higher platform trailer volumes due to the inclusion of a full nine months of platform trailer sales from the acquisition of Transcraft Corporation in March 2006. Gross profit margin improved to 8.5% in the third quarter of 2007 compared to 7.2% in the third quarter of 2006. The gross profit margin increase was due to higher average selling prices resulting from our concerted effort to recoup material cost increases, improved manufacturing effectiveness and the effects of continued efforts to reduce other operating costs. Income from operations in the three-month and nine-month periods ended September 30, 2007, was $7.5 million and $22.2 million, respectively, compared to $10.4 million and $28.7 million for the same periods in 2006. Operating income as a percentage of net sales was negatively impacted in the third quarter by an increase in general and administrative costs compared to the 2006 period primarily related to litigation costs.
     As a recognized industry leader, we continue to focus on product innovation, manufacturing automation, strategic sourcing and workforce rationalization in order to strengthen our industry position and increase profitability.
Three Months Ended September 30, 2007
Net Sales
     Net sales decreased $71.3 million, or 19.7%, compared to the third quarter of 2006. By business segment, net external sales and related units sold were as follows (dollars in millions):

	Three Months Ended September 30,
	2007	2006	% Change
	(millions)
Sales by segment:
Manufacturing	$256.8	$310.9	(17.4)
Retail and distribution	34.2	51.4	(33.5)

Total	$291.0	$362.3	(19.7)

New trailers:	(units)
Manufacturing	11,500	15,400	(25.3)
Retail and distribution	600	1,200	(50.0)

Total	12,100	16,600	(27.1)

Used trailers	1,000	1,700	(41.2)

     Manufacturing segment sales were $256.8 million in the third quarter of 2007, down $54.1 million, or 17.4%, compared to the third quarter of 2006. New trailer sales declined 3,900 units, or approximately $77.3 million, due to weak market demand. The decrease was partially offset by higher average selling prices totaling $23.9 million attributable to both the efforts made to offset material price increases and product mix as we shipped a larger number of the higher priced refrigerated units and fewer lower priced FreightPro® and pup trailers in 2007 compared to the same period in 2006.
     Retail and distribution segment sales were $34.2 million in the third quarter of 2007, down $17.2 million, or 33.5% compared to the prior year period. New trailer sales decreased $10.8 million as a result of a decline in unit volume, offset in part by higher average selling prices and favorable product mix. Used trailer sales were down $5.1 million due to lower unit volumes. Parts and service sales decreased $0.9 million in 2007 due to weak customer demand.
Gross Profit
     Gross profit was $24.6 million for the third quarter of 2007 compared to $26.1 million in the third quarter of 2006. Gross profit as a percent of sales was 8.5% for the quarter compared to 7.2% for the same period in 2006. Gross profit by segment was as follows (in millions):

	Three Months Ended September 30,
	2007	2006	% Change
Gross profit by segment:
Manufacturing	$21.9	$21.5	1.9
Retail and distribution	2.7	4.9	(44.9)
Eliminations	—	(0.3)

Total gross profit	$24.6	$26.1	(5.7)

     The manufacturing segment gross profit in the third quarter of 2007 was $21.9 million, an increase of $0.4 million, or 1.9%, compared to the third quarter of 2006, despite a $54.1 million decrease in sales. As a percentage of sales, gross profit margin was 8.5% compared to 6.9% for the prior year period. The improvements reflect an increase in selling prices that outpaced increases in raw material costs and the continued improvement of production efficiency subsequent to the implementation of our ERP system in 2006.
     Retail and distribution segment gross profit in the third quarter of 2007 was $2.7 million, a decrease of $2.2 million, or 44.9%, compared to the 2006 period. The decline is a result of reduced volume. As a percentage of sales, gross profit margin was 7.9% compared to 9.5% for the prior year period. The decrease reflects an unfavorable product mix and the impact of reduced volume.
General and Administrative Expenses
     General and administrative expenses increased $1.1 million in the third quarter of 2007 to $13.2 million from $12.1 million in the prior year period primarily due higher litigation-related costs and an increase in bad debt expense. These increases were partially offset by lower salaries and other employee-related costs.
Selling Expenses
     Selling expenses increased $0.3 million to $3.9 million in the third quarter of 2007 due to an increase in employee-related costs.
Income Taxes
     We recognized income tax expense of $2.3 million for the three months ending September 30, 2007, compared to $2.9 million in the prior year period. The effective tax rate for the third quarter of 2007 was 37.7% compared to 37.0% for the third quarter of 2006.
Nine Months Ended September 30, 2007
Net Sales
     Net sales for the first nine months of 2007 decreased $113.3 million, or 11.8%, compared to the 2006 period. By business segment, net external sales and related units sold were as follows:

	Nine Months Ended September 30,
	2007	2006	% Change
	(millions)
Sales by segment:
Manufacturing	$727.7	$813.2	(10.5)
Retail and distribution	117.0	144.8	(19.2)

Total	$844.7	$958.0	(11.8)

New trailers:	(units)
Manufacturing	33,300	41,100	(19.0)
Retail and distribution	2,300	2,900	(20.7)

Total	35,600	44,000	(19.1)

Used trailers	3,600	5,100	(29.4)

     Manufacturing segment sales for 2007 declined $85.5 million, or 10.5%, compared to the prior year period. Weak market demand resulted in lower van sales volumes having an impact of $158.7 million, partially offset by higher average selling prices for vans having an impact of $63.0 million. Sales price improvements result from the effort to offset material price increases and a favorable product mix. Sales of platform units have increased $11.3 million compared to the prior year period due primarily to the inclusion of a full nine months impact of Transcraft sales.
     Retail and distribution segment sales were $117.0 million for the first nine months of 2007, down $27.8 million, or 19.2%, compared to the prior year period. This decrease was primarily due to lower trailer volumes as a result of weak market conditions and unfavorable product mix in the first nine months of 2007.
Gross Profit
     Gross profit for the first nine months of 2007 was $72.6 million compared to $76.2 million for the first nine months of 2006. Gross profit as a percent of sales was 8.6% compared to 8.0% for the same period in 2006. Gross profit by segment was as follows (in millions):

	Nine Months Ended September 30,
	2007	2006	% Change
Gross profit by segment:
Manufacturing	$65.0	$64.6	0.6
Retail and distribution	8.3	12.0	(30.8)
Eliminations	(0.7)	(0.4)

Total gross profit	$72.6	$76.2	(4.7)

     Manufacturing segment gross profit was $65.0 million for the nine month period of 2007, an increase of $0.4 million, or 0.6%, compared to the prior year period. As a percentage of sales, gross profit margin was 8.9% compared to 7.9% for the first nine months of 2006. The gross profit margin percentage was favorably impacted by increases in the average selling prices that outpaced increased raw material costs. Additionally, the gross profit margins for 2006 include production inefficiencies and outages resulting from the implementation of our ERP system. Transcraft’s contributions to gross profit increased in the first nine months of 2007 from the prior year period due to Transcraft having nine months of results in the current year period as compared to seven months in the prior year period.
     Retail and distribution segment gross profit for the first nine months of 2007 was $8.3 million, a decrease of $3.7 million, or 30.8%, compared to the prior year period. As a percentage of sales, gross profit margin was 7.1% compared to 8.3% in the prior year period due to the decreased volume of trailer sales and unfavorable product mix.
General and Administrative Expenses
     General and administrative expenses increased $1.3 million to $38.3 million in the first nine months of 2007. This increase was due to higher professional fees for legal and information technology and an increase in bad debt expense. These increases were partially offset by decreases in salaries and other employee-related costs.

Selling Expenses
     Selling expenses increased $1.6 million to $12.0 million in the first nine months of 2007, compared to $10.4 million in the prior year period, primarily due to an increase in employee-related costs.
Income Taxes
     We recognized income tax expense of $7.1 million in the nine months ended September 30, 2007 compared to $9.0 million in the prior year period. The effective tax rate for the nine months ended September 30, 2007 was 39.9% compared to 38.6% for the prior year period. The increase results primarily from additional losses in foreign jurisdictions for which no income tax benefit was provided during either period.
Liquidity and Capital Resources
Capital Structure
     Our capital structure is comprised of a mix of equity and debt. As of September 30, 2007, our debt to equity ratio was approximately 0.4:1.0. Our objective is to generate operating cash flows sufficient to fund normal working capital requirements, capital expenditures, pay dividends, fund potential stock repurchases and take advantage of market opportunities.
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
     On September 24, 2007, we entered into Amendment No. 1 to Second Amended and Restated Loan and Security Agreement (Amendment) with our lenders. The Amendment increases our borrowing capacity under the Revolving Facility from $150 million to $200 million, subject to a borrowing base, and allows borrowing under the Revolving Facility to fund the repurchase of our $125 million Senior Convertible Notes, subject to the conditions set forth in the Amendment.
     The Amendment requires that no later than May 1, 2008, we do one or more of the following in connection with our Senior Convertible Notes, which are due in August 2008: (i) repurchase all or a portion of the Senior Convertible Notes with the proceeds of a convertible note offering or proceeds from the Revolving Facility, so long as immediately after making any such payment with proceeds of the Revolving Facility we have availability under the Revolving Facility of at least $40 million, (ii) defease any outstanding indebtedness evidenced by the Senior Convertible Notes, so long as immediately after making any such payment we have availability under the Revolving Facility of at least $40 million or (iii) institute cash reserves equal to any outstanding principal balance of the Senior Convertible Notes, which reserves shall remain in place until all indebtedness evidenced by the Senior Convertible Notes has been paid in full, and shall be used only to pay in full the outstanding indebtedness evidenced by the Senior Convertible Notes, so long as immediately after instituting any cash reserves from the proceeds of the Revolving Facility we have availability under the Revolving Facility of at least $40 million. We continue to actively review alternatives available for refinancing our Senior Convertible Notes.

     Our $125 million Senior Convertible Notes are, if not converted, due on August 1, 2008. In accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, we have the intent and the ability to refinance the Senior Convertible Notes on a long-term basis by utilizing the available capacity on our Revolving Facility. Thus, we have reflected the Senior Convertible Notes as long-term debt as of September 30, 2007.
Cash Flow
     Cash provided by operating activities amounted to $17.0 million for the first nine months of 2007 compared to $5.7 million used in operating activities in the 2006 period. The increase was primarily the result of a $28.4 million improvement in working capital offset by a $5.7 million reduction in net income, adjusted for non-cash items, as compared to the prior year period. The following is a discussion of factors impacting certain working capital items in the first nine months of 2007 as compared to the first nine months of 2006:
-	Accounts receivable decreased $10.1 million in the 2007 period compared to a $25.4 million increase in the 2006 period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 32 days at September 30, 2007, a decrease of nine days versus the prior year period. The improvement in days sales outstanding was primarily due to the timing of collections.

-	Inventory increased $21.2 million in the 2007 period compared to an increase of $57.0 million in the 2006 period. The 2007 increase is primarily due to higher new trailer inventories. Inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns, decreased to approximately 6.9 times versus 7.9 times in the prior year period.

-	Accounts payable and accrued liabilities decreased $10.0 million in the 2007 period compared to an increase of $30.7 million in the 2006 period. The year over year change is due to the improved inventory management and lower production volume.
     Investing activities used $9.6 million during the 2007 period compared to $78.3 million used in the 2006 period. The decrease of $68.7 million from the prior year period was primarily due to the Transcraft acquisition in the first quarter of 2006. The current year period includes the additional purchase price payment of $4.5 million based on Transcraft’s achievement of 2006 performance targets.
     Financing activities used $15.7 million in the 2007 period, primarily due to the repurchases of common stock and payment of dividends.
     As of September 30, 2007, our liquidity position, defined as cash on hand and available borrowing capacity, was $205.2 million and total debt and lease obligations was $129.6 million, including $4.6 million of operating lease commitments. We expect that in 2007, we will be able to generate sufficient cash flow from operations to fund working capital, capital expenditure requirements, stock repurchases and quarterly dividend payments.
Capital Expenditures
     Capital spending amounted to $5.2 million for the first nine months of 2007 and is anticipated to be in the range of $7-10 million for 2007.

Off-Balance Sheet Transactions
     As of September 30, 2007, we had approximately $4.6 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter.
Contractual Obligations and Commercial Commitments
     We have included a summary of our Contractual Obligations and Commercial Commitments on our annual report on Form 10-K, as amended, for the year ended December 31, 2006. There have been no material changes to the summary provided in that report.
Backlog
     Orders that have been confirmed by the customer in writing and can be produced during the next 18 months are included in backlog. Orders that comprise the backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $393 million at September 30, 2007 compared to $512 million at December 31, 2006. We expect to complete the majority of our existing backlog orders within the next 12 months.
OUTLOOK
     According to the most recent A.C.T. Research Company, LLC (ACT) estimates, total trailer industry shipments are expected to be down from 280,000 units in 2006 to approximately 223,000 units in 2007 and 220,000 units in 2008. Our view of the market is similar to the current 2007 ACT forecast.
     ACT is estimating that the industry will ship 155,000 van units and 25,000 platform units in 2007 compared to 194,000 and 34,000, respectively, shipped in 2006. We expect to ship approximately 41,000 vans and 5,000 platforms in 2007 compared to 52,000 vans and 6,000 platforms, including Transcraft volumes on a full-year pro forma basis, in 2006. This industry decrease reflects continued weakness in the overall freight demand environment resulting from slower economic growth and a drop in the new housing construction market during 2007. Despite this market softness, we view this as an opportunity to build a stronger, more profitable company from which to grow longer term. Key to this growth will be continued efforts to achieve business process improvement and cost reduction throughout our operations, with a special focus on our margin expansion initiatives, most notably, strategic pricing and sourcing strategies. While we have reduced our expectations for 2007, we remain optimistic that the current downturn in the trailer market will not be protracted.
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
Fair Value Measurements
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. The Statement provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. This Statement is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact that this Statement will have on the Company’s financial position, results of operations and cash flows.
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
Commodity Prices
     We are exposed to fluctuations in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. Historically, we have managed aluminum price changes by entering into fixed price contracts with our suppliers. As of September 30, 2007, we had $26.6 million in raw material purchase commitments through June 2008 for materials that will be used in the production process. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.
Interest Rates
     As of September 30, 2007, we had no floating rate debt outstanding. For the three-month period ending September 30, 2007, we maintained an average floating rate borrowing level of $0.2 million. A hypothetical 100 basis-point change in the floating interest rate from the current level would have an immaterial impact on interest expense over a one-year period. This sensitivity analysis does not account for a change in the competitive environment indirectly related to the change in interest rates and potential managerial action taken in response to these changes.
Foreign Exchange Rates
     We are subject to fluctuations in the Canadian dollar exchange rate that impact United States dollar denominated transactions between our Canadian subsidiary and unrelated parties. A five cent change in the Canadian exchange rate would result in an immaterial impact on our results of operations. We do not hold or issue derivative financial instruments.
ITEM 4.      CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 14a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of September 30, 2007.
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
     For the quarter ending September 30, 2007, we made the following repurchases of common stock:

Maximum Amount of
	Total Number		Available Funds to
	of Shares	Average Price	Purchase Shares Under
Period	Purchased	Paid Per Share	the Repurchase Program
(in millions)
July 2007	209,600	$14.32	$25.8
ITEM 6.      EXHIBITS
(a)      Exhibits:

10.1	Amendment No. 1 to Second Amended and Restricted Loan and Security Agreement (Incorporated by reference to Exhibit 10.4 to the Registrants current Report on Form 8-K filed September 26, 2007 (File No. 1-10883))
31.01	Certification of Principal Executive Officer
31.02	Certification of Principal Financial Officer
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION
Date: November 2, 2007	By:	/s/ Robert J. Smith
Robert J. Smith
Senior Vice President and Chief Financial Officer (Principal Financial Officer)