Form 10-K
period 2007-12-31
WABASH NATIONAL CORP /DE
filed 2008-02-19
CIK 879526

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
                             (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2007 was $439,528,168 based upon the closing price of the Company’s common stock as quoted on the New York Stock Exchange composite tape on such date.

The number of shares outstanding of the registrant’s common stock as of February 11, 2008 was 30,697,900.

Part III of this Form 10-K incorporates by reference certain portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be filed within 120 days after December 31, 2007.

WABASH NATIONAL CORPORATION
FORM 10-K FOR THE FISCAL
YEAR ENDED DECEMBER 31, 2007

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

Wabash National Corporation (“Wabash,” “Company,” “us,” “we” or “our”) is one of North America’s leaders in designing, manufacturing and marketing standard and customized truck trailers and related transportation equipment. Founded in 1985 as a start-up, Wabash has had annual sales of over $1 billion for each of the last four years. We believe our success has been the result of our longstanding relationships with our core customers, our demonstrated ability to attract new customers, our broad and innovative product lines, our technological leadership and our large distribution and service network. Our management team is focused on revenue growth through product innovation, expansion of our customer base and the low-cost production of quality trailers through continuous improvement, strategic sourcing opportunities and lean manufacturing initiatives.

We seek to identify and produce proprietary products that offer exceptional value to customers with the potential to generate higher profit margins than those of standardized products. We believe that we have the engineering and manufacturing capability to produce these products efficiently. We introduced our proprietary composite product, DuraPlate®, in 1996. Composite trailers have achieved widespread industry acceptance accounting for approximately one out of every three dry van trailers sold in 2007. For the last four years, sales of our DuraPlate® trailers represented approximately 90% of our total new dry van trailer sales. We are also a competitive producer of standardized sheet and post and refrigerated trailer products and strive to become the low-cost producer of these products within our industry. In March 2006, we acquired Transcraft Corporation, a manufacturer of flatbed and dropdeck trailers, as part of our commitment to expand our customer base and extend our market leadership. We expect to continue a program of product development and selective acquisitions of quality proprietary products that further differentiate us from our competitors and increase shareholder value.

We market our transportation equipment under the Wabash®, DuraPlate®, DuraPlateHD®, FreightPro®, ArcticLite®, RoadRailer®, Transcraft®, Eagle®, Eagle II® and D-Eagle® trademarks directly to customers, through independent dealers and through our factory-owned retail branch network. Historically, we have focused on our longstanding core customers representing many of the largest companies in the trucking industry. Our relationships with our core customers have been central to our growth since inception. Beginning in 2003, we have actively pursued the diversification of our customer base by focusing on what we refer to as the mid-market. These carriers, which represent approximately 1,250 carriers, operate fleets of between 250 to 7,500 trailers, which we estimate in total account for approximately one million trailers.

Longstanding core customers include — Averitt Express, Inc.; Crete Carrier Corporation; FedEx Corporation; Heartland Express, Inc.; J.B. Hunt Transport Services, Inc.; Interstate Distributor Co.; Knight Transportation, Inc.; Old Dominion Freight Lines, Inc.; SAIA Motor Freightlines, Inc.; Schneider National, Inc.; Swift Transportation Corporation; U.S. Xpress Enterprises, Inc.; Werner Enterprises, Inc.; and YRC Worldwide, Inc.

Mid-market customers include — Alliance Shippers, Inc.; Aurora LLC; C&S Wholesale Grocers, Inc.; CR England, Inc.; Celadon Group, Inc.; Con-way Truckload (formerly CFI); Cowan Systems, LLC; Frozen Food Express Industries, Inc.; Gordon Trucking, Inc.; Landair Transport, Inc.; New Penn Motor Express, Inc.; Prime, Inc. Roehl Transport, Inc.; Star Transport, Inc.; USA Logistics; USF Corporation; and Xtra Lease, Inc.

Our 11 factory-owned full service retail branches provide additional opportunities to distribute our products and also offer nationwide services and support capabilities for our customers. In addition, we maintain four used fleet sales centers to focus on selling both large and small fleet trade packages to the wholesale market. The retail sale of new and used trailers, aftermarket parts and service through our retail branch network generally provides enhanced margin opportunities. We also utilize a network of approximately 25 independent dealers with approximately 50 locations throughout North America to distribute our van trailers. In addition, we distribute our flatbed and dropdeck trailers through a network of over 80 independent dealers with approximately 110 locations throughout North America.

Wabash was incorporated in Delaware in 1991 and is the successor by merger to a Maryland corporation organized in 1985. We operate in two reportable business segments: (1) manufacturing and (2) retail and distribution. Financial results by segment, including information about revenues from customers, measures of profit and loss, total assets, and financial information regarding geographic areas and export sales are discussed in Note 13, Segments and Related Information, of the accompanying Consolidated Financial Statements. Our internet website is www.wabashnational.com. We make our electronic filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available on our website free of charge as soon as practicable after we file or furnish them with the SEC. Information on the website is not part of this Form 10-K.

Strategy

We are committed to a corporate strategy that seeks to deliver strong profitability and maximizes shareholder value by executing on the core elements of our strategic plan:

•	Value Creation. We intend to continue our focus on improved earnings and cash flow.

•	Operational Excellence. We are focused on reducing our cost structure by adhering to continuous improvement and lean manufacturing initiatives.

•	People. We recognize that in order to achieve our strategic goals we must continue to develop the organization’s skills to advance our associates capabilities and to attract talented people.

•	Customer Focus. We have been successful in developing longstanding relationships with core customers and we intend to maintain these relationships while expanding new customer relationships through the offering of tailored transportation solutions to create new revenue opportunities.

•	Innovation. We intend to continue to be the technology leader by providing new differentiated products and services that generate enhanced profit margins.

•	Corporate Growth. We intend to expand our product offering and competitive advantage by entering new markets and acquiring strong brands to grow and diversify the Company.

Industry and Competition

Trucking in the United States (U.S.), according to the American Trucking Association (ATA), was estimated to be a $646 billion industry in 2006 (the latest date such information is available), leading all other modes of transportation. ATA estimates that approximately 69% of all freight tonnage is carried by truck at some point during its shipment, accounting for approximately 84% of freight industry revenues. Trailer demand is a direct function of the amount of freight to be transported. As the economy improves, it is forecasted that truck carriers will need to both expand and replace their fleets, which typically results in increased trailer orders. According to A.C.T. Research Co., LLC (ACT), there are approximately 3.0 million trailers in use today and total trailer replacement demand is estimated at approximately 185,000 trailers per year.

Transportation, including trucking, is a cyclical industry in the U.S. Transportation has experienced three cycles over the last 20 years. Truck freight tonnage, according to ATA statistics, has been negative year-over-year since mid-2006. Recent data suggests that while freight tonnage is not increasing, it does not seem to be weakening. Three U.S. economic downturns have occurred during the last 20 years and in each instance the decline in freight tonnage preceded the general economic decline by approximately two and a half years and its recovery has generally preceded that of the economy as a whole. The trailer industry generally follows the transportation industry, experiencing cycles in the early and late 90’s lasting approximately 58 and 67 months, respectively. The current cycle began in early 2001 and is believed to be at or approaching bottom. In our view, an upturn in the trailer industry will require improvements in general freight demand and a recovery of the housing market.

Wabash, Great Dane and Utility are generally viewed as the top three trailer manufacturers and have accounted for greater than 50% of new trailer market share in recent years, including approximately 56% in 2007. In 2007, our market share of total trailer production was approximately 21%. Trailer differentiation is made primarily through superior products, customer relationships, service availability and cost.

The table below sets forth new trailer production for Wabash, its largest competitors and for the trailer industry as a whole within North America. The data represents all segments of the market, except containers and chassis. Since 2002, we have primarily participated in the van segment of the market. Van production has grown from a low of approximately 96,000 units in 2002 to a high of approximately 198,000 units in 2006. In 2007, van trailer production amounted to 151,000 units. During this period, our market share for van trailers has been approximately 27%.

	2007	2006		2005	2004	2003		2002

Wabash(1)	46,000	60,000	(2)	52,000	48,000	36,000		27,000
Great Dane	48,000	60,000		55,000	55,000	41,000		33,000	(5)
Utility	31,000	37,000		34,000	31,000	24,000		18,000
Hyundai Translead	13,000	14,000		12,000	9,000	9,000		5,000
Stoughton	11,000	19,000		17,000	15,000	9,900		10,000
Other principal producers	29,000	40,000		34,000	33,000	25,000		23,000
Total Industry	222,000	283,000	(3)	245,000	228,000	174,000	(4)	140,000

(1)	Does not include approximately 700, 2,300, 1,500, 1,300 and 6,000 intermodal containers in 2006, 2005, 2004, 2003 and 2002, respectively.
(2)	The 2006 production includes Transcraft volumes on a full-year pro forma basis.
(3)	Data revised by publisher in 2007.
(4)	Data revised by publisher in 2004.
(5)	Data revised by publisher in 2005.
Sources: Individual manufacturer information, some of which is estimated, provided by Trailer Body Builders Magazine.

Competitive Strengths

We believe our core competitive strengths include:

•	Long-Term Core Customer Relationships — We are the leading provider of trailers to a significant number of top tier trucking companies, generating a revenue base that has helped to sustain us as one of the market leaders.

•	Innovative Product Offerings — Our DuraPlate® proprietary technology offers what we believe to be a superior trailer, which commands premium pricing. A DuraPlate® trailer is a composite plate trailer using material that contains a high-density polyethylene core bonded between a high-strength steel skin. We believe that the competitive advantages of our DuraPlate® trailers compared to standard trailers include the following:

–	Extended Service Life — operate three to five years longer;

–	Lower Total Cost of Ownership — less costly to maintain;

–	Less Downtime — higher utilization for fleets;

–	Extended Warranty — warranty period for DuraPlate® panels is ten years; and

–	Improved Resale — higher trade-in values.

We have been building DuraPlate® trailers for over 11 years, and have sold approximately 340,000 units. This proven experience, combined with ownership and knowledge of the DuraPlate® panel technology, will help ensure continued industry leadership in the future. We have also successfully introduced innovations in our ArcticLite® refrigerated trailers and other product lines. For example, we introduced the DuraPlateHD® trailer and the FreightPro® sheet and post trailer in 2003.

•	Significant Market Share and Brand Recognition — We have been one of the two largest manufacturers of trailers in North America since 1994, with one of the most widely recognized brands in the industry. We believe we are currently one of the largest producers of van trailers in North America. Our Transcraft subsidiary, acquired in March 2006, has been the second leading producer of platform trailers over this time period.

•	Committed Focus on Operational Excellence — Safety, quality, on-time delivery, productivity and cost reduction are the core elements of our program of continuous improvement. We currently maintain an ISO 14001 registration of our Environmental Management System.

•	Technology — We are recognized by the trucking industry as a leader in developing technology to reduce trailer maintenance. During 2007, we introduced to our customers fuel saving technologies on DuraPlate® trailers with the Smartway® certification, as approved by the U.S. Environmental Protection Agency. In 2006, we introduced a high performance liner for our refrigerated trailers, which helps reduce interior damage and associated maintenance costs. Also in 2006, we introduced a DuraPlate® trailer built on our new semi-automated Alpha production line. This technology has changed the way that trailers are traditionally manufactured and increases both efficiency of manufacturing and the quality of finished products.

•	Corporate Culture — We benefit from a value driven management team and dedicated workforce.

•	Extensive Distribution Network — Our 15 factory-owned retail branch locations extend our sales network throughout North America, diversifying our factory direct sales, providing an outlet for used trailer sales and supporting our national service contracts. Additionally, we utilize a network of approximately 25 independent dealers with approximately 50 locations throughout North America to distribute our van trailers, and our Transcraft distribution network consists of over 80 independent dealers with approximately 110 locations throughout North America.

Regulation

Truck trailer length, height, width, maximum weight capacity and other specifications are regulated by individual states. The federal government also regulates certain safety features incorporated in the design of truck trailers, including regulations that require anti-lock braking systems (ABS) and that define rear-impact guard standards. Manufacturing operations are subject to environmental laws enforced by federal, state and local agencies (see “Environmental Matters”).

Products

Since our inception, we have expanded our product offerings from a single truck trailer product to a broad range of trailer-related transportation equipment. Our manufacturing segment specializes in the development of innovative proprietary products for our key markets. Manufacturing segment sales represented approximately 86%, 85% and 80% of consolidated Wabash net sales in 2007, 2006 and 2005, respectively. Our current transportation equipment products primarily include the following:

•	DuraPlate® Trailers. DuraPlate® trailers utilize a proprietary technology that consists of a composite plate wall for increased durability and greater strength. Our DuraPlate® trailers include our DuraPlateHD®, a heavy duty version of our regular DuraPlate® trailers.

•	Smooth Aluminum Trailers. Smooth aluminum trailers, commonly known as “sheet and post” trailers, are the commodity trailer product purchased by the trucking industry. Starting in 2003, we began to market our FreightPro® trailer to provide a competitive offering for this market segment.

•	Platform Trailers. In March 2006, we acquired Transcraft Corporation, one of the leading manufacturers and brands in the platform trailer segment. These trailers are sold under Transcraft® and Eagle® trademarks. Platform trailers consist of a trailer chassis with a flat or “drop” loading deck without permanent sides or a roof. These trailers are primarily utilized to haul steel coils, construction materials and large-size equipment.

•	Refrigerated Trailers. Refrigerated trailers have insulating foam in the walls, roof and floor, which improves both the insulation capabilities and durability of the trailers. Our refrigerated trailers use our proprietary SolarGuard® technology, coupled with our novel foaming process, which we believe enables customers to achieve lower costs through reduced operating hours of refrigeration equipment and therefore reduced fuel consumption.

•	RoadRailer® Equipment. The RoadRailer® intermodal system is a patented bimodal technology consisting of a truck trailer and a detachable rail “bogie” that permits a trailer to run both over the highway and directly on railroad lines.

Our retail and distribution segment focuses on the sale of new and used trailers and on providing parts and service as described below:

•	We sell new trailers produced by the manufacturing segment. Additionally, we sell specialty trailers including tank trailers and dump trailers produced by third parties, which are purchased in smaller quantities for local or regional transportation needs. The sale of new transportation equipment through the retail branch network represented 6.5%, 7.0% and 11.3% of net sales during 2007, 2006 and 2005, respectively.

•	We provide replacement parts and accessories and maintenance service for our own and competitors’ trailers and related equipment. Sales of these products and service represented less than 5% of net sales during 2007, 2006 and 2005.

•	We sell used transportation equipment including units taken in trade from our customers upon the sale of new trailers. The ability to remarket used equipment promotes new sales by permitting trade-in allowances and offering customers an outlet for the disposal of used equipment. The sale of used trailers represented less than 5% of net sales during 2007, 2006 and 2005, respectively.

Customers

Our customer base has historically included many of the nation’s largest truckload common carriers, leasing companies, private fleet carriers, less-than-truckload (LTL) common carriers and package carriers. We successfully diversified our customer base from 61% of total units sold to large core customers in 2002 to 28% in 2007 by expanding our customer base and by acquiring Transcraft. This has been accomplished while maintaining our relationships with our core customers. Our five largest customers together accounted for 20%, 20% and 22% of our aggregate net sales in 2007, 2006 and 2005, respectively, and no single customer represented 10% or greater of net sales. International sales, primarily to Canadian customers, accounted for less than 10% of net sales for each of the last three years.

We have established relationships as a supplier to many large customers in the transportation industry, including the following:

•	Truckload Carriers: Averitt Express, Inc.; Crete Carrier Corporation; Heartland Express, Inc.; J.B. Hunt Transport Services, Inc.; Interstate Distributor Co.; Knight Transportation, Inc.; Schneider National, Inc.; Swift Transportation Corporation; U.S. Xpress Enterprises, Inc.; and Werner Enterprises, Inc.

•	Leasing Companies: Aurora LLC.; GE Trailer Fleet Services; Transport Services, Inc.; and Xtra Lease, Inc.

•	Private Fleets: C&S Wholesale Grocers, Inc.; Dillard’s, Inc.; The Kroger Co.; and Safeway, Inc.

•	Less-Than-Truckload Carriers: FedEx Corporation; Old Dominion Freight Lines, Inc.; SAIA Motor Freightlines, Inc.; Vitran Express, Inc.; and YRC Worldwide, Inc.

Marketing and Distribution

We market and distribute our products through the following channels:

•	factory direct accounts;

•	factory-owned distribution network; and

•	independent dealerships.

Factory direct accounts are generally large fleets, with over 7,500 trailers, that are high volume purchasers. Historically, we have focused on the factory direct market in which customers are highly knowledgeable of the life-cycle costs of trailer equipment and, therefore, are best equipped to appreciate the design and value-added features of our products. Since late 2003, we have actively pursued the diversification of our customer base focusing on what we refer to as the mid-market. These approximately 1,250 carriers operate fleets of between 250 to 7,500 trailers, which we estimate in total account for approximately one million trailers. Since implementing our mid-market sales strategy, we have added over 260 new mid-market customers accounting for over 18,500 new trailer orders.

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

We also sell our van trailers through a network of approximately 25 independent dealers with over 50 locations throughout North America. Our platform trailers are sold through over 80 independent dealers with approximately 110 locations throughout North America. The dealers primarily serve mid-market and smaller sized carriers and private fleets in the geographic region where the dealer is located and occasionally may sell to large fleets. The dealers may also perform service work for their customers.

Raw Materials

We utilize a variety of raw materials and components including steel, plastic, aluminum, lumber, tires and suspensions, which we purchase from a limited number of suppliers. Significant price fluctuations or shortages in raw materials or finished components may adversely affect our results of operations. In 2008 and for the foreseeable future, we expect that the raw materials used in the greatest quantity will be the steel, aluminum, plastic and wood. Our component suppliers have advised us that they have adequate capacity to meet our current and expected demands in 2008. Continued price increases for our primary commodity raw materials — aluminum, steel and plastic — are expected throughout 2008. Effective March 1, 2008, due to federally mandated phase-outs of certain ozone depleting gases, we will experience a cost increase associated with our purchases of foam products which will impact our refrigerated van trailers. Increases in plastic pricing will also have an impact on our DuraPlate® van trailer products. Our Harrison, Arkansas laminated hardwood floor facility provides the majority of our requirements for trailer floors.

Backlog

Orders that have been confirmed by the customer in writing and can be produced during the next 18 months are included in our backlog. Orders that comprise backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders at December 31, 2007 and 2006 was approximately $336 million and $512 million, respectively. We expect to complete the majority of our backlog orders within the next 12 months.

Patents and Intellectual Property

We hold or have applied for 64 patents in the U.S. on various components and techniques utilized in our manufacture of truck trailers. In addition, we hold or have applied for 68 patents in two foreign countries. Our patents include intellectual property related to the manufacture of trailers using our proprietary DuraPlate® product, which we believe offers us a significant competitive advantage. The patents in our DuraPlate® portfolio have expiration dates ranging from 2009 to 2024. In our view there are no meaningful patents having an expiration date prior to 2016.

We also hold or have applied for 34 trademarks in the U.S., as well as 23 trademarks in foreign countries. These trademarks include the Wabash®, Wabash National® and Transcraft® brand names as well as trademarks associated with our proprietary products such as the DuraPlate® trailer, the RoadRailer® trailer and the Eagle® trailer. We believe these trademarks are important for the identification of our products and the associated customer goodwill; however, our business is not materially dependent on such trademarks.

Research and Development

Research and development expenses are charged to earnings as incurred and were $3.4 million, $4.3 million and $2.6 million in 2007, 2006 and 2005, respectively.

Environmental Matters

Our facilities are subject to various environmental laws and regulations, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes, and occupational safety and health. Our operations and facilities have been and in the future may become the subject of enforcement actions or proceedings for non-compliance with such laws or for remediation of company-related releases of substances into the environment. Resolution of such matters with regulators can result in commitments to compliance abatement or remediation programs, and in some cases the payment of penalties (see Item 3 “Legal Proceedings”).

We believe that our facilities are in substantial compliance with applicable environmental laws and regulations. Our facilities have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with these laws and regulations in both the U.S. and abroad. However, we currently do not anticipate that the future costs of environmental compliance will have a material adverse effect on our business, financial condition or results of operations.

Employees

As of December 31, 2007 and 2006, we had approximately 3,100 and 4,100 full-time associates, respectively. At December 31, 2007, all of our active associates were non-union. During 2007, approximately 10% of our total production workforce included temporary associates. We place a strong emphasis on employee relations through educational programs and quality improvement teams. We believe our employee relations are good.

Executive Officers of Wabash National Corporation

The following are the executive officers of the Company:

Name	Age	Position

Richard J. Giromini	54	President and Chief Executive Officer, Director
Lawrence M. Cuculic	51	Senior Vice President — General Counsel and Secretary
Rodney P. Ehrlich	61	Senior Vice President — Chief Technology Officer
Bruce N. Ewald	56	Senior Vice President — Sales and Marketing
Timothy J. Monahan	55	Senior Vice President — Human Resources
Robert J. Smith	61	Senior Vice President — Chief Financial Officer
Joseph M. Zachman	47	Senior Vice President — Manufacturing

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

Lawrence M. Cuculic.  Mr. Cuculic was named Senior Vice President — General Counsel and Secretary in January 2008. Most recently, from August 2006 through December 2007, Mr. Cuculic was Vice President Legal and Secretary of American Commercial Lines Inc., a diversified marine transportation and service company. Mr. Cuculic served as Corporate Counsel for Wabash National Corporation from September 2002 to August 2006. Prior to that date he was engaged in private practice serving as outside counsel for the Company. Mr. Cuculic retired as a Lieutenant Colonel from the United States Army after 20 years, holding various legal positions of increasing responsibility, including appointment as a Circuit Judge.

Rodney P. Ehrlich.  Mr. Ehrlich has been Senior Vice President — Chief Technology Officer of the Company since January 2004. From 2001 to 2003, Mr. Ehrlich was Senior Vice President of Product Development. Mr. Ehrlich has been in charge of the Company’s engineering operations since the Company’s founding.

Bruce N. Ewald.  Mr. Ewald’s original appointment was Vice President and General Manager of Wabash National Trailer Centers, Inc. when he joined the Company in March 2005. In October 2005, he was promoted to Senior Vice President — Sales and Marketing. Mr. Ewald has nearly 25 years experience in the transportation industry. Most recently, Mr. Ewald was with PACCAR from 1991 to February 2005 where he served in a number of executive-level positions. Prior to PACCAR, Mr. Ewald spent 10 years with Genuine Parts Co. where he served in several positions, including President and General Manager, Napa Auto Parts/Genuine Parts Co.

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

Robert J. Smith.  Mr. Smith was appointed Senior Vice President — Chief Financial Officer in October 2004, after serving as our Acting Chief Financial Officer since June 2004, and our Vice President and Controller since joining us in March 2003. Before joining us, Mr. Smith served from 2000 to 2001 as Director of Finance for KPMG

Consulting, Inc., now BearingPoint, Inc.; from 1993 to 2000 with Great Lakes Chemical Corp. (serving from 1998 to 2000 as vice president and controller); and from 1983 to 1993 with Olin Corporation, including as chief financial officer for several of its divisions.

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

The truck trailer manufacturing industry historically has been and is expected to continue to be cyclical, as well as affected by overall economic conditions. Customers historically have replaced trailers in cycles that run from five to 12 years, depending on service and trailer type. Poor economic conditions can adversely affect demand for new trailers and in the past have led to an overall aging of trailer fleets beyond this typical replacement cycle. Customers’ buying patterns can also reflect regulatory changes, such as the federal hours-of-service rules and the 2007 federal emissions standards.

We are not immune to this cyclicality. In each of the last four years we have been profitable, but we reported net losses aggregating to approximately $346 million for the preceding three years. Our ability to sustain profitability in the future will depend on the successful continued implementation of measures to reduce costs and achieve sales goals, as well as the ability to pass on to customers increases in the prices of raw materials and component parts. While we have taken steps to lower operating costs and reduce interest expense, we cannot make assurances that our cost-reduction measures will be successful, that sales will be sustained or increased or that we will achieve a sustained profitability.

A change in our customer relationships or in the financial condition of our customers could adversely affect our business.

We have longstanding relationships with a number of large customers to whom we supply our products. We do not have long-term agreements with these customers. Our success is dependent, to a significant extent, upon the continued strength of these relationships and the growth of our core customers. We often are unable to predict the level of demand for our products from these customers, or the timing of their orders. In addition, the same economic conditions that adversely affect us also often adversely affect our customers. As some of our customers are highly leveraged and have limited access to capital, their continued existence may be uncertain. The loss of a significant customer or unexpected delays in product purchases could adversely affect our business and results of operations.

Demand for new trailers is sensitive to economic conditions over which we have no control and that may further adversely affect our revenues and profitability.

Demand for trailers is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, new housing starts and the availability of financing and interest rates. During 2007, the credit markets experienced significant instability which resulted in increased default rates. Many lenders have subsequently reduced their willingness to make and tightened their credit requirements with regards to new loans resulting in significant declines in new housing starts.

Such uncertainty in the credit markets and the homebuilding industry as well as other variations in economic conditions, such as rising fuel costs and unpredictable consumer spending habits, could lead to an economic recession. Under such conditions, or other adverse economic conditions, customers and vendors may more likely fail to meet their contractual terms or payment obligations. Such failures may impact our cash flow and ability to repay our indebtedness.

Our technology and products may not achieve market acceptance or competing products could gain market share, which could adversely affect our competitive position.

We continue to optimize and expand our product offerings to meet our customer needs through our established brands, such as DuraPlate®, DuraPlateHD®, FreightPro®, ArcticLite® and Transcraft Eagle®. While we target product development to meet customer needs, there is no assurance that they will be embraced and meet our sales projections. Companies in the truck transportation industry, a very fluid industry in which our customers primarily operate, make frequent changes to maximize their operations and profits.

Over the past several years, we have seen a number of our competitors follow our leadership in the development and use of composite sidewalls that compete directly with our DuraPlate® products. Our product development is focused on maintaining our leadership on these products but competitive pressures may erode our market share or margins. We continue to take steps to protect our proprietary rights in our new products. However, the steps we have taken to protect them may not be sufficient or may not be enforced by a court of law. If we are unable to protect our proprietary rights, other parties may attempt to copy or otherwise obtain or use our products or technology. If competitors are able to use our technology, our ability to compete effectively could be harmed.

We have a limited number of suppliers of raw materials; an increase in the price of raw materials or the inability to obtain raw materials could adversely affect our results of operations.

We currently rely on a limited number of suppliers for certain key components in the manufacturing of our products, such as tires, landing gear, axles and specialty steel coil used in DuraPlate® panels. From time to time, there have been and may in the future be shortages of supplies of raw materials, or our suppliers may place us on allocation, which would have an adverse impact on our ability to meet demand for our products. Raw material shortages and allocations may result in inefficient operations and a build-up of inventory, which can negatively affect our working capital position. In addition, if the price of raw materials was to increase and we were unable to increase our selling prices or reduce our operating costs to offset the price increases, our operating margins would be adversely affected. The loss of any of our suppliers or their inability to meet our price, quality, quantity and delivery requirements could have a significant impact on our results of operations.

Disruption of our manufacturing operations would have an adverse effect on our financial condition and results of operations.

We manufacture our products at two van trailer manufacturing facilities in Lafayette, Indiana, a flatbed trailer facility in Anna, Illinois, and one hardwood floor facility in Harrison, Arkansas. We also have a temporarily idled facility in Mt. Sterling, Kentucky. An unexpected disruption in our production at any of these facilities for any length of time would have an adverse effect on our business, financial condition and results of operations.

The inability to attract and retain key personnel could adversely affect our results of operations.

Our ability to operate our business and implement our strategies depends, in part, on the efforts of our executive officers and other key employees. Our future success depends, in large part, on our ability to attract and retain qualified personnel, including manufacturing personnel, sales professionals and engineers. The unexpected loss of services of any of our key personnel or the failure to attract or retain other qualified personnel could have a material adverse effect on the operation of our business.

The inability to realize additional cost savings could weaken our competitive position.

If we are unable to continue to successfully implement our program of cost reduction and continuous improvement, we may not realize additional anticipated cost savings, which could weaken our competitive position.

Restrictive covenants in our debt instruments could limit our financial and operating flexibility and subject us to other risks.

The agreements governing our indebtedness include certain covenants that restrict, among other things, our ability to:

•	incur additional debt;

•	pay any distributions, including dividends on our common stock in excess of $20 million per year;

•	repurchase our common stock if, among other conditions, immediately after the repurchase we have availability of less than $40 million under our Revolving Facility;

•	consolidate, merge or transfer all or substantially all of our assets;

•	make certain investments, loans, mergers and acquisitions;

•	repurchase our senior convertible notes if, among other conditions, we have availability of less than $40 million under our Revolving Facility immediately after giving effect to the repurchase;

•	enter into operating leases with aggregate rentals payable in excess of $10 million during any 12 consecutive months; and

•	create certain liens.

Our Revolving Facility requires that no later than May 1, 2008, we do one or more of the following in connection with our Senior Convertible Notes, which are due in August 2008: (i) repurchase all or a portion of the Senior Convertible Notes with the proceeds of a convertible note offering or proceeds from the Revolving Facility, so long as immediately after making any such payment with proceeds of the Revolving Facility we have availability under the Revolving Facility of at least $40 million; (ii) defease any outstanding indebtedness evidenced by the Senior Convertible Notes, so long as immediately after making any such payment we have availability under the Revolving Facility of at least $40 million; or (iii) institute cash reserves equal to any outstanding principal balance of the Senior Convertible Notes, which reserves shall remain in place until all indebtedness evidenced by the Senior Convertible Notes has been paid in full, and shall be used only to pay in full the outstanding indebtedness evidenced by the Senior Convertible Notes, so long as immediately after instituting any cash reserves from the proceeds of the Revolving Facility we have availability under the Revolving Facility of at least $40 million.

Additionally, should our available borrowing capacity drop below $30 million, we would be subject to a minimum fixed charge coverage ratio of 1.1:1.0, which could limit our ability to make capital expenditures and further limit the amount of dividends we could pay.

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

We implemented an ERP system in May 2006 to integrate departments and functions across Wabash, to enhance the ability to service customers and improve to our control environment. During the implementation, we encountered manufacturing inefficiencies that arose in the second and third quarters of 2006 related to parts shortages and issues with inbound logistics that had a detrimental impact on scheduling and production. Since implementation, we have stabilized the system and have proceeded to improve utilization, optimize performance and obtain expected improvements in our operations. However, if these problems recur, our ability to manage operations and the customers we serve could be adversely impacted.

Significant competition in the industry in which we operate may result in our competitors offering new or better products and services or lower prices, which could result in a loss of customers and a decrease in our revenues.

The truck trailer manufacturing industry is highly competitive. We compete with other manufacturers of varying sizes, some of which have substantial financial resources. Barriers to entry in the standard truck trailer manufacturing industry are low. As a result, it is possible that additional competitors could enter the market at any time. In the recent past, manufacturing over-capacity and high leverage of some of our competitors, along with bankruptcies and financial stresses that affected the industry, contributed to significant pricing pressures.

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

The length, height, width, maximum weight capacity and other specifications of truck trailers are regulated by individual states. The federal government also regulates certain truck trailer safety features, such as lamps, reflective devices, tires, air-brake systems and rear-impact guards. Changes or anticipation of changes in these regulations can have a material impact on our financial results, as our customers may defer purchasing decisions and we may have to re-engineer products. In addition, we are subject to various environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of storm water and underground fuel storage tanks and may be subject to liability associated with operations of prior owners of acquired property.

If we are found to be in violation of applicable laws or regulations in the future, it could have an adverse effect on our business, financial condition and results of operations. Our costs of complying with these or any other current or future environmental regulations may be material. In addition, if we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions.

Product liability and other claims.

As a manufacturer of products widely used in commerce, we are subject to regular product liability claims and litigation as well as warranty claims. From time to time claims may involve material amounts and novel legal theories, and any insurance we carry may prove inadequate to insulate us from material liabilities for these claims.

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

This volatility may adversely affect the prices of our common stock regardless of our operating performance. The price of our common stock also may be adversely affected if our 3.25% convertible senior notes are converted upon maturity in August 2008. Assuming $104.5 million in aggregate principal amount of these notes are converted at the current conversion price of $18.54, which has been adjusted for the impact of dividend payments, the number of shares of our common stock outstanding would increase by 5.6 million, or approximately 19%.

In addition, our common stock has experienced low trading volume in the past.

ITEM 1B —	UNRESOLVED STAFF COMMENTS

None.

ITEM 2 —	PROPERTIES

Manufacturing Facilities

We own and operate trailer manufacturing facilities in Lafayette, Indiana and Anna, Illinois, as well as a trailer floor manufacturing facility in Harrison, Arkansas. We also have a trailer manufacturing facility in Mt. Sterling, Kentucky that is currently idle. Our main Lafayette facility is a 1.2 million square foot facility that houses truck trailer and composite material production, tool and die operations, research laboratories and offices. The second Lafayette facility is 0.6 million square feet, primarily used for the production of refrigerated trailers. The plants located in Anna and Mt. Sterling are each approximately 0.1 million square feet. The plant in Anna conducts the manufacturing operations of our flatbed trailer business and the Mt. Sterling facility was also used for that purpose until it was idled. In total, our facilities have the capacity to produce in excess of 100,000 trailers annually on a three-shift, five-day workweek schedule.

Retail and Distribution Facilities

Retail and distribution facilities include 11 full service branches and four locations that sell new and used trailers (three of which are leased). Each sales and service branch consists of an office, parts warehouse and service space, and ranges in size from 20,000 to 50,000 square feet per facility. The 15 branches are located in 11 states.

Wabash-owned properties are subject to security interests held by our bank lenders.

ITEM 3 —	LEGAL PROCEEDINGS

Various lawsuits, claims and proceedings have been or may be instituted or asserted against Wabash arising in the ordinary course of business, including those pertaining to product liability, labor and health related matters, successor liability, environmental and possible tax assessments. While the amounts claimed could be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are currently pending or asserted will not have a material adverse effect on our financial position, liquidity or results of operations. Costs associated with the litigation and settlement of legal matters are reported within General and Administrative Expenses in the Consolidated Statements of Operations.

Brazil Joint Venture

In March 2001, Bernard Krone Indústria e Comércio de Máquinas Agrícolas Ltda. (“BK”) filed suit against Wabash in the Fourth Civil Court of Curitiba in the State of Paraná, Brazil. Because of the bankruptcy of BK, this proceeding is now pending before the Second Civil Court of Bankruptcies and Creditors Reorganization of Curitiba, State of Paraná (No. 232/99).

This case grows out of a joint venture agreement between BK and Wabash related to marketing of RoadRailer® trailers in Brazil and other areas of South America. When BK was placed into the Brazilian equivalent of bankruptcy late in 2000, the joint venture was dissolved. BK subsequently filed its lawsuit against Wabash alleging that it was forced to terminate business with other companies because of exclusivity and non-compete clauses purportedly found in the joint venture agreement. BK asserts damages of approximately $8.4 million.

We answered the complaint in May 2001, denying any wrongdoing. We believe that the claims asserted by BK are without merit and we intend to defend our position. We believe that the resolution of this lawsuit will not have a material adverse effect on our financial position, liquidity or future results of operations; however, at this stage of the proceeding no assurances can be given as to the ultimate outcome of the case.

Intellectual Property

In October 2006, we filed a patent infringement suit against Vanguard National Corporation (“Vanguard”) regarding U.S. Patent Nos. 6,986,546 and 6,220,651 in the U.S. District Court for the Northern District of Indiana (Civil Action No. 4:06-cv-135); and amended the Complaint in April 2007. In May 2007, Vanguard filed its Answer to the Amended Complaint, along with Counterclaims seeking findings of non-infringement, invalidity, and unenforceability of the subject patents. We filed a reply to Vanguard’s counterclaims in May 2007, denying any wrongdoing or merit to the allegations as set forth in the counterclaims.

We believe that the claims asserted by Vanguard are without merit and we intend to defend our position. We believe that the resolution of this lawsuit will not have a material adverse effect on our financial position, liquidity or future results of operations; however, at this stage of the proceeding, no assurance can be given as to the ultimate outcome of the case.

Environmental

In September 2003, we were noticed as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency pertaining to the Motorola 52nd Street (Phoenix, Arizona) Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. PRPs include current and former owners and operators of facilities at which hazardous substances were disposed. EPA’s allegation that we were a PRP arises out of the operation of a former branch facility located approximately five miles from the original site, which we acquired and subsequently sold. According to the notice, the site currently encompasses an area of groundwater contaminated by volatile organic compounds seven miles long and one mile wide. The site was placed on the National Priorities List in 1989. Motorola has been operating an interim groundwater containment remedy since 2001. We do not expect that these proceedings will have a material adverse effect on our financial condition or results of operations.

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

None.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information Regarding our Common Stock

Our common stock is traded on the New York Stock Exchange (ticker symbol: WNC). The number of record holders of our common stock at February 11, 2008 was 1,018.

We resumed paying quarterly dividends of $0.045 per share on our common stock beginning in the first quarter of 2005. Our amended asset-based loan agreement limits the payment of cash dividends to $20 million per year. Payments of cash dividends depend on future earnings, capital availability and financial condition.

High and low stock prices as reported on the New York Stock Exchange for the last two years were:

	High	Low

2006

First Quarter	$21.39	$18.44
Second Quarter	$20.50	$14.74
Third Quarter	$15.58	$12.15
Fourth Quarter	$15.41	$13.28
2007

First Quarter	$17.22	$14.50
Second Quarter	$15.81	$13.97
Third Quarter	$14.80	$11.29
Fourth Quarter	$11.60	$6.78

Performance Graph

The following graph shows a comparison of cumulative total returns for an investment in our Common Stock, the S&P 500 Composite Index and the Dow Jones Transportation Index. It covers the period commencing December 31, 2002 and ending December 31, 2007. The graph assumes that the value for the investment in our common stock and in each index was $100 on December 31, 2002 and that all dividends were reinvested.

Comparative of Cumulative Total Return
December 31, 2002 through December 31, 2007
among Wabash National Corporation, the S&P 500 Index
and the Dow Jones Transportation Index

Purchases of Our Equity Securities

Our Board of Directors approved an amendment to the current stock repurchase program (Repurchase Program) on July 26, 2007, extending the Repurchase Program from September 15, 2007 to September 15, 2008. The Repurchase Program allows repurchase of common stock up to $50 million. As of December 31, 2007, $25.8 million remained available under the program. Stock repurchases under this program may be made in the open market or in private transactions, at times and in amounts that management deems appropriate. During 2007, we repurchased 700,700 shares for $10.3 million. During the fourth quarter of 2007, no stock repurchases under the Repurchase Program were made and no shares were surrendered or withheld to cover withholding tax obligations upon vesting of restricted stock awards.

In addition, during the fourth quarter of 2007, we repurchased $20.5 million of our Senior Convertible Notes reducing the number of shares that would be converted upon maturity to approximately 5.6 million shares.

ITEM 6 —	SELECTED FINANCIAL DATA

The following selected consolidated financial data with respect to Wabash for each of the five years in the period ended December 31, 2007, have been derived from our consolidated financial statements. The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)

Statement of Operations Data:
Net sales	$1,102,544	$1,312,180	$1,213,711	$1,041,096	$887,940
Cost of sales	1,010,823	1,207,687	1,079,196	915,310	806,963
Loss on asset impairment	-	-	-	-	28,500

Gross profit	91,721	104,493	134,515	125,786	52,477
Selling, general and administrative expenses	65,255	66,227	54,521	57,003	61,724
Impairment of goodwill	-	15,373	-	-	-

Income (loss) from operations	26,466	22,893	79,994	68,783	(9,247)
Interest expense	(5,755)	(6,921)	(6,431)	(10,809)	(31,184)
Foreign exchange, net	3,818	(77)	231	463	5,291
Gain (loss) on debt extinguishment	546	-	-	(607)	(19,840)
Other, net	(387)	407	262	1,175	(2,247)

Income (loss) before income taxes	24,688	16,302	74,056	59,005	(57,227)
Income tax expense (benefit)	8,403	6,882	(37,031)	600	-

Net income (loss)	$16,285	$9,420	$111,087	$58,405	$(57,227)

Basic net income (loss) per common share	$0.54	$0.30	$3.57	$2.10	$(2.26)

Diluted net income (loss) per common share	$0.52	$0.30	$3.06	$1.80	$(2.26)

Cash dividends declared per common share	$0.18	$0.18	$0.18	$-	$-

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance Sheet Data:
Working capital	$146,616	$154,880	$213,201	$108,101	$41,970
Total assets	$483,582	$556,483	$548,653	$432,046	$397,036
Total debt and capital leases	$104,500	$125,000	$125,500	$127,500	$227,316
Stockholders’ equity	$279,929	$277,955	$278,702	$164,574	$22,162

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2007, and our capital resources and liquidity as of December 31, 2007. Our discussion begins with our assessment of the condition of the North American trailer industry along with a summary of the actions we have taken to strengthen Wabash. We then analyze the results of our operations for the last three years, including the trends in the overall business and our operations segments, followed by a discussion of our cash flows and liquidity, capital markets events and transactions, our credit facility, and contractual commitments. Continuing, we provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. These are the critical accounting policies that affect the recognition and measurement of our transactions and the balances in our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements that we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

We have two reportable segments: manufacturing and retail and distribution. The manufacturing segment produces trailers that are sold to customers who purchase trailers directly or through independent dealers and to the retail and distribution segment. The retail and distribution segment includes the sale of new and used trailers, as well as the sale of aftermarket parts and service through our retail branch network.

As part of our commitment to expand our customer base and grow our market leadership, we acquired Transcraft Corporation on March 3, 2006. Transcraft’s operating results are included in our consolidated financial statements in the manufacturing segment from the date of acquisition.

Executive Summary

Measured in terms of process yield, productivity and operating effectiveness, 2007 was the best year in our history. Unfortunately, market requirements declined 22% from 2006, which resulted in lower revenues and gross profits. In 2007, we were able to achieve selected price increases despite a soft market and successfully recovered increased cost in our raw materials commodities. We took early and effective actions to control costs in light of a weakening trailer market. We made significant progress toward optimizing the effectiveness and utility of the ERP system we implemented in 2006. We expect the overall trailer market for 2008 to decline further from 2007 and then recover in 2009. We continue to focus on the improvement of our manufacturing and retail operations, expanding our customer base, introducing products that meet customers’ needs, exiting non-core operations and strengthening our capital structure.

Operating Performance

We measure our operating performance in four key areas — Safety/Environmental, Quality, Productivity and Cost Reduction. Our objective of being better today than yesterday, and better tomorrow than we are today is simple, straightforward and easily understood by all our associates.

•	Safety/Environmental. We have made improvements to our total recordable incident rate resulting in a 10% reduction in our workers compensation costs in 2007 compared to 2006. We maintain ISO 14001 registration of our Environmental Management System. We believe that our improved environmental, health and safety management translates into higher labor productivity and lower costs as a result of less time away from work and improved system management.

•	Quality. We monitor product quality on a continual basis through a number of means for both internal and external performance as follows:

–	Internal performance. Our primary internal quality measurement is Process Yield (PY). PY is a performance metric that measures the impact of all aspects of the business on our ability to ship trailers at the end of the production process. In 2007, PY trended positively, exceeding our 2006 performance by 38%. This was due in large part to the integration of our ERP solution.

–	External performance. We actively measure and track our warranty claims and costs. One metric monitored, warranty claims reported within the first three months, improved dramatically from approximately six claims per 100 trailers in 2005 to less than three in 2007. We utilize this information, along with other data, to drive continuous improvement initiatives relative to product quality and reliability. Through these efforts, we continue to realize improved quality, which resulted in decreasing rates of warranty payments for the last four years.

•	Productivity. We measure productivity on many fronts. Some key indicators include production line speed, man-hours per trailer and inventory levels. Improvements over the last several years in these areas have translated into significant improvements in our inventory turns, which is a commonly used measure of working capital efficiency, to approximately eight and ten turns per year in 2007 and 2006, respectively.

•	Cost Reduction. Since introduction in 2002, we have completed over 540 documented Continuous Improvement (CI) events. In 2007, we focused on productivity enhancements within manufacturing assembly and sub-assembly areas, improving material flow and inventory levels within our supply chain, and waste reduction in key support areas. We deployed a six sigma team to work on key waste reduction initiatives across the enterprise. We also deployed a shop floor problem-solving tool to enhance a culture of daily continuous improvement. We believe the improvements generated to date serve as the foundation for enhanced performance going forward.

Industry Trends

Freight transportation in the U.S., according to the ATA, was estimated to be a $646 billion industry in 2006 (the latest such information available). ATA estimates that approximately 69% of all freight tonnage is carried by trucks at some point during its shipment, accounting for approximately 84% of freight industry revenue in the U.S. Trailer demand is a direct function of the amount of freight to be transported. To monitor the state of the industry, we evaluate a number of indicators related to trailer manufacturing and the transportation industry. Recent trends we have observed include the following:

•	Transportation / Trailer Cycle. Transportation, including trucking, is a cyclical industry that has experienced three cycles over the last 20 years. Truck freight tonnage, according to ATA statistics, has been negative year over year since mid 2006. Recent data suggests that while freight tonnage is not improving, it does not seem to be weakening. The trailer industry generally follows transportation industry cycles. The current cycle began in early 2001 when industry shipments totaled approximately 140,000, reached a peak in 2006 with shipments of approximately 280,000 and is believed to be approaching the bottom in 2008. ACT estimates shipments in 2007 amounted to approximately 217,000 units and will be approximately 187,000 in 2008 and 220,000 in 2009. Our view is generally consistent with that of ACT.

•	Age of Trailer Fleets. During the three-year period ending December 31, 2006 (the latest such information available), the average age of the top 11 publicly traded truckload motor carrier trailer fleets increased from 4 years to 4.5 years. However, the average age of the total population remained relatively unchanged at approximately 6.5 years. The stability of overall fleet age suggests a replacement demand estimated at 185,000 per year.

•	New Trailer Orders. According to ACT, quarterly industry order placement rates have experienced year over year declines in each of the last five quarters through the quarter ended December 31, 2007. Total trailer orders in 2007 were 175,000 units, a 38% decrease from the 282,000 units ordered in 2006.

•	Other Developments. Other developments and our view of their potential impact on the industry include:

–	U.S. federal truck emission regulations took effect on January 1, 2007, resulting in cleaner, yet less fuel-efficient and more costly tractor engines. Trucking companies accelerated purchases of tractors prior to the effective date of the regulation, significantly reducing the historical trailer-to-tractor ratio of 1.5 to 1. In 2010, additional emission regulations are scheduled to take effect which may result in reoccurrence of accelerated truck purchases, again reducing the trailer-to-tractor ratio. We believe that on average the truck-to-trailer ratio is unlikely to return to prior historic norms.

–	Continuing improvements in trailer quality resulting from technological advances like DuraPlate® composite, higher trailer-to-tractor ratios resulting in fewer miles per trailer per year and the increased utilization of trailer tracking could result in reduced trailer demand.

–	Truck driver shortages experienced over the past several years have constrained and are expected to continue to constrain freight market capacity growth. As a result, trucking companies are under increased pressure to look for alternative ways to move freight, leading to more intermodal freight movement. We believe that railroads are at or near capacity, which will limit their ability to grow. We therefore expect that the majority of freight will still be moved by truck.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2007	2006	2005
	(Percentage of Net Sales)

Net sales	100.0%	100.0%	100.0%
Cost of sales	91.7	92.0	88.9

Gross profit	8.3	8.0	11.1
General and administrative expenses	4.5	4.0	3.2
Selling expenses	1.4	1.1	1.3
Impairment of goodwill	-	1.2	-

Income from operations	2.4	1.7	6.6
Interest expense	(0.5)	(0.5)	(0.5)
Foreign exchange, net	0.3	-	-

Income before income taxes	2.2	1.2	6.1
Income tax expense (benefit)	0.7	0.5	(3.1)

Net income	1.5%	0.7%	9.2%

2007 Compared to 2006

Net Sales

Net sales in 2007 were $1.1 billion, a decrease of $209.6 million, or 16.0%, compared to 2006. By business segment, net external sales and related units sold were as follows (in millions, except unit data):

	Year Ended December 31,
	2007	2006	% Change

Sales by Segment:
Manufacturing	$952.8	$1,120.7	(15.0)
Retail and Distribution	149.7	191.5	(21.8)

Total	$1,102.5	$1,312.2	(16.0)

New Trailers:	(units)
Manufacturing	43,400	55,500	(21.8)
Retail and Distribution	3,000	3,900	(23.1)

Total	46,400	59,400	(21.9)

Used Trailers	4,400	6,600	(33.3)

Manufacturing segment sales for 2007 were $952.8 million, a decrease of $167.9 million, or 15.0%, compared to 2006. This decrease was primarily due to a decline in van sales of 11,800 units, or approximately $229.6 million, due to weak market demand. This decrease was partially offset by higher average selling prices for vans, which had a positive impact of $67.7 million. Sales price improvements resulted from the effort to offset material price increases and a favorable product mix as we shipped a larger number of the higher-priced refrigerated units and fewer lower-priced FreightPro®, pup trailers and converter dollies in 2007 compared to 2006. Sales of platform units decreased $4.0 million compared to 2006 as the impact of owning Transcraft for an additional two months was more than offset by the decline in volume.

Retail and distribution segment sales were $149.7 million in 2007, a decrease of $41.7 million, or 21.8%, compared to 2006. New and used trailer sales decreased $19.7 million and $19.1 million, respectively, compared to 2006 primarily as a result of the overall decline in the market. Parts and service sales were $40.6 million in 2007, a decrease of $1.6 million, or 3.8%, compared to 2006 due to weak customer demand.

Gross Profit

Gross profit in 2007 was $91.7 million compared to $104.5 million in 2006, a decrease of $12.8 million, or 12.2%. Gross profit as a percent of sales was 8.3% in 2007 compared to 8.0% in 2006. Gross profit by segment was as follows (in millions):

	Year Ended December 31,
	2007	2006	% Change

Gross Profit by Segment:
Manufacturing	$82.8	$89.5	(7.5)
Retail and Distribution	9.4	15.4	(39.0)
Intercompany Profit Eliminations	(0.5)	(0.4)

Total	$91.7	$104.5	(12.2)

Manufacturing segment gross profit as a percentage of sales was 8.7% compared to 8.0% in 2006. Gross profit was $82.8 million in 2007, a decrease of $6.7 million, or 7.5%, compared to 2006. The gross profit margin percentage was favorably impacted by increases in the overall average selling prices for new trailers that outpaced increased raw material costs and effective management of operating costs. Offsetting these improvements was the

21.8% decline in new trailer units sold in 2007 compared to 2006. Additionally, we were able to regain operating efficiencies that were adversely impacted in 2006 as a result of implementing a new ERP system. Transcraft’s contributions to gross profit increased in 2007 from the prior year period due to Transcraft having an additional two months in the current year.

Retail and distribution segment gross profit in 2007 was $9.4 million, a decrease of $6.0 million, or 39.0%, compared to 2006. As a percentage of sales, gross profit margin was 6.3% compared to 8.0% in 2006, primarily due to declines in new and used trailer unit sales and margins and reduced demand for parts and service.

General and Administrative Expenses

General and administrative expenses decreased $1.6 million to $49.5 million in 2007. The decrease was largely due to reduction in salaries and other employee-related costs which were slightly offset by increases in bad debt expense and legal and technology costs.

Selling Expenses

Selling expenses increased $0.7 million to $15.7 million in 2007 primarily due to an increase in employee-related costs and the impact of reporting Transcraft an additional two months in 2007 as compared to 2006.

Other Income (Expense)

Foreign exchange, net for 2007 includes $3.3 million of accumulated foreign currency translation gains recognized as a result of the sale of our Canadian branches. Upon finalization of this sale, the operational activities pertaining to this entity were considered substantially liquidated as of December 31, 2007, and, in accordance with FASB Statement No. 52, Foreign Currency Translation, all accumulated foreign currency translation gains were recognized.

Gain on debt extinguishment in 2007 of $0.5 million represents the gain recognized on the extinguishment of $20.5 million of our Senior Convertible Notes, which were purchased at a discount to par value, net of related deferred debt issuance costs.

Income Taxes

In 2007, we recognized income tax expense of $8.4 million compared to tax expense of $6.9 million in 2006. The effective rate for 2007 was 34.0%. This rate is lower than the U.S. Federal statutory rate as it includes recognition of a portion of the benefit of certain tax deductions related to the liquidation of our Canadian subsidiary of $0.8 million. As of December 31, 2007, we had $62.6 million of remaining U.S. federal income tax net operating loss carryforwards, which will expire in 2022 if unused, and which may be subject to other limitations on use under IRS rules.

In 2006, we recognized the reversal of valuation allowance and reserves primarily resulting from the settlement of certain state income tax positions totaling $4.8 million. We also recognized $5.6 million of valuation allowance against foreign losses incurred during the year.

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

Gross Profit

Gross profit in 2006 was $104.5 million compared to $134.5 million in 2005, a decrease of $30.0 million or 22.3%. Gross profit as a percent of sales was 8.0% in 2006 compared to 11.1% in 2005. As discussed below, both of our segments were impacted as follows (in millions):

	Year Ended December 31,
	2006	2005	% Change

Gross Profit by Segment:
Manufacturing	$89.5	$112.9	(20.7%)
Retail and Distribution	15.4	19.8	(22.2%)
Intercompany Profit Eliminations	(0.4)	1.8

Total Gross Profit	$104.5	$134.5	(22.3%)

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

Retail and distribution segment gross profit in 2006 was $15.4 million, a decrease of $4.4 million, or 22.2% compared to 2005. This was a result of lower sales, primarily driven by fewer retail outlets in 2006 as compared with 2005. The retail and distribution segment’s gross profit as a percent of sales was 8.0% in 2006, compared to 8.1% in 2005.

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

Impairment of Goodwill

As part of the preparation of our financial statements, we conducted our annual impairment test of goodwill as of October 1, 2006 and determined that the goodwill within the Retail and Distribution reporting unit was impaired. We determined that the book value of the reporting unit exceeded the estimated fair market value of the reporting unit as determined using the present value of expected future cash flows on the assessment date. After calculating the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit, it was determined that the recorded goodwill of $15.4 million was impaired. The goodwill impairment was the result of the revised outlook as determined by our budgeting process for future periods. Future periods are being impacted by recent changes in the pattern of used trailer grade activity by larger fleet operators resulting in longer trade cycles and increased levels of direct sales of used trailers by customers. These changes impact both the profitability of used trailer sales and parts and services operations. Also impacting future periods is the continued reduction of our retail locations.

Other Income (Expense)

Interest expense increased $0.5 million, or 7.6%, in 2006 to $6.9 million due to increased average borrowings during the year as our cost of borrowing remained relatively flat.

Income Taxes

In 2006, we recognized income tax expense of $6.9 million compared to a tax benefit of $37.0 million in 2005. The effective rate for 2006 was 42.2%. This rate includes recognition of the reversal of valuation allowance and reserves, primarily resulting from the settlement of certain state income tax positions totaling $4.8 million. We also recognized $5.6 million of valuation allowance against foreign losses incurred during the year. As of December 31, 2006, we had approximately $70 million of remaining U.S. federal income tax net operating loss carryforwards, which will expire in 2022 if unused, and which may be subject to other limitations on use under Internal Revenue Service rules.

In 2005, we determined that a portion of our previously reserved deferred tax assets were more likely than not realizable based on criteria set forth in SFAS No. 109. As a result, we reversed $37.3 million of valuation allowance previously recorded and, additionally, we utilized $30.0 million of net operating losses (NOL) to offset 2005 income.

Liquidity and Capital Resources

Capital Structure

Today, our capital structure is comprised of a mix of equity and debt. As of December 31, 2007, our debt to equity ratio is approximately 0.4:1.0. Our objective is to generate operating cash flows sufficient to fund normal working capital requirements, to fund capital expenditures, to be positioned to take advantage of market opportunities, to pay dividends and to fund potential stock repurchases.

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

On September 24, 2007, we entered into Amendment No. 1 to the Revolving Facility. This amendment increases our borrowing capacity under the Revolving Facility from $150 million to $200 million, subject to a borrowing base, and allows borrowing under the Revolving Facility to fund the repurchase of our $125 million Senior Convertible Notes, subject to the conditions set forth in the Amendment.

We have the option to increase the credit facility by up to an additional $50 million during the term of the facility, subject to a borrowing base. The lenders under the Revolving Facility are under no obligation to provide any additional commitments and any increase in commitments will be subject to customary conditions precedent.

Interest Rate and Fees.  Borrowings under the Revolving Facility bear interest at a rate equal to, at our option, either (1) a base rate determined as Bank of America, N.A.’s prime rate for commercial loans; or (2) a LIBOR rate determined on the basis of the offered rates for deposits in U.S. dollars, for a period of time comparable to the applicable interest rate period, which appears on the Telerate page 3750 as of 11a.m. (London time), on the day that is two London banking days preceding the first day of the interest period, in each case plus an applicable margin. The applicable margin for borrowings under the Revolving Facility ranges from 0.00% to 0.75% for base rate borrowings and 1.25% to 2.25% for LIBOR borrowings, subject to adjustment based on the average availability under the Revolving Facility.

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

If an event of default has occurred, we may be required to repay the outstanding balance under the Revolving Facility, together with accrued and unpaid interest thereon and all other fees and obligations accrued thereunder.

Voluntary Repayments.  We may repay the outstanding balance under the Revolving Facility from time to time without premium or penalty other than customary breakage costs with respect to LIBOR loans. In addition, we may opt to reduce the capacity under the Revolving Facility in an aggregate amount not to exceed $25 million during the term of the Revolving Facility. Upon 30 days prior written notice, we may terminate the Revolving Facility if we have satisfied all outstanding obligations under the Revolving Facility and cash collateralized any outstanding letters of credit and letters of credit guaranties.

Guarantees and Security.  Certain of our subsidiaries unconditionally guarantee all obligations under the Revolving Facility.  All obligations under the Revolving Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by a first-priority security interest in, or pledge of, certain personal and real property of the Company and certain direct and indirect subsidiaries, including inventory, accounts, certain investment property, shares of capital stock in each domestic subsidiary, general intangibles, intellectual property, certain security and deposit accounts and certain related assets and proceeds of the foregoing.

Certain Covenants and Events of Default.  The Revolving Facility includes certain covenants that restrict, among other things and subject to certain exceptions, our ability and the ability of our subsidiaries to:

•	incur additional debt;

•	pay any distributions, including dividends on our common stock in excess of $20 million per year;

•	repurchase our common stock if, among other conditions, immediately after the repurchase we have availability of less than $40 million under the Revolving Facility;

•	consolidate, merge or transfer all or substantially all of our assets;

•	make certain investments, loans, mergers and acquisitions;

•	repurchase our senior convertible notes if, among other conditions, we have availability of less than $40 million under the Revolving Facility immediately after giving effect to the repurchase;

•	enter into material transactions with affiliates unless in the ordinary course, upon fair and reasonable terms and no less favorable than would be obtained in a comparable arms-length transaction;

•	use proceeds from the Revolving Facility to make payment on certain indebtedness, excluding certain payments relating to our Senior Convertible Notes and indebtedness incurred in connection with a repurchase of our Senior Convertible Notes;

•	amend the terms of certain indebtedness;

•	sell, lease or dispose of certain assets;

•	amend our organizational documents in certain circumstances;

•	enter into operating leases with aggregate rentals payable in excess of $10 million during any 12 consecutive months;

•	change in any material respect the nature of our business conducted as of March 6, 2007; and

•	create certain liens.

Additionally, should our available borrowing capacity drop below $30 million, we would be subject to a minimum fixed charge coverage ratio of 1.1:1.0 which could limit our ability to make capital expenditures and stock repurchases and further limit the amount of dividends we could pay.

The Revolving Facility requires that no later than May 1, 2008, we do one or more of the following in connection with our Senior Convertible Notes, which are due in August 2008: (i) repurchase all or a portion of the Senior Convertible Notes with the proceeds of a convertible note offering or proceeds from the Revolving Facility, so long as immediately after making any such payment with proceeds of the Revolving Facility we have availability under the Revolving Facility of at least $40 million; (ii) defease any outstanding indebtedness evidenced by the Senior Convertible Notes, so long as immediately after making any such payment we have availability under the Revolving Facility of at least $40 million; or (iii) institute cash reserves equal to any outstanding principal balance of the Senior Convertible Notes, which reserves shall remain in place until all indebtedness evidenced by the Senior Convertible Notes has been paid in full, and shall be used only to pay in full the outstanding indebtedness evidenced by the Senior Convertible Notes, so long as immediately after instituting any cash reserves from the proceeds of the Revolving Facility we have availability under the Revolving Facility of at least $40 million.

The Revolving Facility also contains additional customary affirmative covenants and events of default, including among other events, certain cross defaults, business disruption, condemnation and change in ownership.

Cash Flow

Cash provided by operating activities in 2007 amounted to $59.3 million compared to $51.8 million in 2006. The increase was primarily a result of a $19.0 million improvement in working capital offset by an $11.5 million reduction in net income, adjusted for non-cash items, as compared to the prior year period. The following is a discussion of factors impacting certain working capital items in 2007 as compared to the prior year:

•	Accounts receivable decreased $41.7 million during 2007 compared to a decrease of $26.1 million in 2006. Days sales outstanding (DSO), a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was approximately 25 days in 2007 compared to 28 days in 2006. The improvement in DSO was primarily due to the timing of collections.

•	Inventory decreased $20.0 million during 2007 compared to an increase of $20.3 million in 2006. The 2007 decrease is primarily due to lower raw material inventories resulting from reduced trailer demand and improved inventory management. Prior year raw material inventory includes the impact of the advance procurement of tires required to ensure availability of product.

•	Accounts payable and accrued liabilities decreased $48.5 million in 2007 compared to a decrease of $15.6 million in 2006. The year over year change is due to lower raw material inventory levels, improved inventory management and lower production volume.

Investing activities used $11.1 million during 2007 compared to $75.1 million in 2006. The decrease of $64.0 million from the prior year was primarily due to the Transcraft acquisition in the first quarter of 2006. The current year includes the additional purchase price payment of $4.5 million based on Transcraft’s achievement of 2006 performance targets.

Financing activities used $36.9 million during 2007, including $19.9 million used to retire $20.5 million of our Senior Convertible Notes.

As of December 31, 2007, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to approximately $205.3 million and total debt and lease obligations amounted to approximately $109.3 million, including $4.8 million of off-balance sheet operating leases. During 2008, we are required to extinguish our Senior Convertible Notes of which $104.5 million aggregate principal amount were outstanding at December 31, 2007. We currently anticipate funding this extinguishment through cash on hand and available borrowings under the Revolving Facility. After considering this extinguishment, we expect that in 2008, we will be able to generate sufficient cash flow from operations to fund our anticipated working capital, capital expenditures and quarterly dividend payments.

Capital Expenditures

Capital spending amounted to $6.7 million for 2007 and is anticipated to be approximately $10 million for 2008. Spending in 2008 will primarily be targeted on cost reduction projects in our manufacturing facilities as we continue to implement our strategy of low-cost production of quality trailers. Activities are currently underway at our Transcraft facility in Anna, Illinois and at our trailer floor facility in Harrison, Arkansas to implement various continuous improvement and lean manufacturing initiatives. Evaluation of production costs at our main Lafayette, Indiana facility is in progress and the outcome of that evaluation may increase capital spending for 2008 above the $10.0 million anticipated amount.

Outlook

According to the most recent ACT estimates, total trailer industry shipments for 2008 are expected to be down 14% from 2007 to approximately 187,000 units. ACT estimates that sales in 2009 will recover to 2007 levels or approximately 220,000 units. The biggest concerns going into 2008 relate to the global economy, especially housing and construction-related markets in the U.S. Management’s expectation is that the trailer industry will soften further before starting to recover in the second half of the year.

By product type, ACT is estimating that van trailer shipments will be down approximately 15% in 2008 compared to 2007 with the decline in reefer units being more pronounced than that of dry vans. Total van trailer shipments are expected to total 129,000 units in 2008 compared to 152,000 units in 2007. ACT is estimating that platform trailer shipments will decline approximately 20% in 2008. The decrease in the demand for trailers reflect the weakness of truck freight, which has trended down since the latter part of 2006 as a result of general economic conditions and, more particularly, declines in new home construction and automotive.

We believe we are in a strong position in the industry because: (1) our core customers are among the dominant participants in the trucking industry; (2) our DuraPlate® trailer continues to have increased market acceptance; (3) our focus is on developing solutions that reduce our customers’ trailer maintenance costs; and (4) we expect some expansion of our presence into the mid-market carriers. In 2007, we added approximately 40 new mid-market customers accounting for orders of over 2,800 new trailers. Since implementing our mid-market sales strategy four years ago, we have added 260 new mid-market customers accounting for orders for over 18,500 new trailers.

Pricing will be difficult in 2008 due to weak demand and fierce competitive activity. Raw material and component costs are expected to continue to trend upward based on world commodity prices for oil, steel and aluminum. As has been our policy, we will endeavor to pass along raw material and component price increases to our customers. We have a focus on continuing to develop innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition to increase profitability.

Contractual Obligations and Commercial Commitments

A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of December 31, 2007 are as follows (in millions):

	2008	2009	2010	2011	2012	Thereafter	Total

DEBT (excluding interest):

Senior Convertible Notes	$104.5	$-	$-	$-	$-	$-	$104.5
Bank Revolver (due 2012)	-	-	-	-	-	-	-

TOTAL DEBT	$104.5	$-	$-	$-	$-	$-	$104.5

OTHER:

Operating Leases	$2.1	$1.3	$0.8	$0.2	$0.2	$0.2	$4.8

TOTAL OTHER	$2.1	$1.3	$0.8	$0.2	$0.2	$0.2	$4.8

OTHER COMMERCIAL COMMITMENTS:

Letters of Credit	$7.3	$-	$-	$-	$-	$-	$7.3
Purchase Commitments	15.7	-	-	-	-	-	15.7
Residual Guarantees	-	0.5	-	-	-	-	0.5

TOTAL OTHER COMMERCIAL COMMITMENTS	$23.0	$0.5	$-	$-	$-	$-	$23.5

TOTAL OBLIGATIONS	$129.6	$1.8	$0.8	$0.2	$0.2	$0.2	$132.8

Residual guarantees represent commitments related to certain new trailer sales transactions prior to 2002, where we had entered into agreements to guarantee end-of-term residual value. The agreements also contain an option for us to purchase the used equipment at a predetermined price. We have purchase options of $0.5 million on the aforementioned trailers.

Operating leases represent the total future minimum lease payments.

We have $15.7 million in purchase commitments through June 2008 for aluminum, which is within normal production requirements.

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

We consider an accounting estimate to be critical if:

•	it requires us to make assumptions about matters that were uncertain at the time we were making the estimate; and

•	changes in the estimate or different estimates that we could have selected would have had a material impact on our financial condition or results of operations.

The table below presents information about the nature and rationale for our critical accounting estimates:

	Critical Estimate	Nature of Estimates	Assumptions/
Balance Sheet Caption	Item	Required	Approaches Used	Key Factors

Other accrued liabilities and other noncurrent liabilities	Warranty	Estimating warranty requires us to forecast the resolution of existing claims and expected future claims on products sold.	We base our estimate on historical trends of units sold and payment amounts, combined with our current understanding of the status of existing claims, recall campaigns and discussions with our customers.	Failure rates and estimated repair costs

Accounts receivable, net	Allowance for doubtful accounts	Estimating the allowance for doubtful accounts requires us to estimate the financial capability of customers to pay for products.	We base our estimates on historical experience, the time an account is outstanding, customer’s financial condition and information from credit rating services.	Customer financial condition

Inventories	Lower of cost or market write-downs	We evaluate future demand for products, market conditions and incentive programs.	Estimates are based on recent sales data, historical experience, external market analysis and third party appraisal services.	Market conditions Product type

Property, plant and equipment, goodwill, intangible assets, and other assets	Valuation of long-lived assets and investments	We are required periodically to review the recoverability of certain of our assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.	We estimate cash flows using internal budgets based on recent sales data, and independent trailer production volume estimates.	Future production estimates Discount rate

Deferred income taxes	Recoverability of deferred tax assets - in particular, net operating loss carry-forwards	We are required to estimate whether recoverability of our deferred tax assets is more likely than not based on forecasts of taxable earnings.	We use projected future operating results, based upon our business plans, including a review of the eligible carry-forward period, tax planning opportunities and other relevant considerations.	Variances in future projected profitability, including by taxing entity Tax law changes

In addition, there are other items within our financial statements that require estimation, but are not as critical as those discussed above. Changes in estimates used in these and other items could have a significant effect on our consolidated financial statements. The determination of the fair market value of new and used trailers is subject to variation, particularly in times of rapidly changing market conditions. A 5% change in the valuation of our inventories would be approximately $6 million.

Other

Inflation

We have historically been able to offset the impact of rising costs through productivity improvements as well as selective price increases. As a result, inflation has not had, and is not expected to have, a significant impact on our business.

New Accounting Pronouncements

Income Taxes

On January 1, 2007, we adopted the Financial Accounting Standards Board (FASB) Final Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). We have no adjustment to report in respect of the effect of adoption of FIN 48.

Our policy with respect to interest and penalties associated with reserves or allowances for uncertain tax positions is to classify such interest and penalties in income tax expense in the Statements of Operations. As of December 31, 2007, the total amount of unrecognized income tax benefits computed under FIN 48 was approximately $10.5 million, all of which, if recognized, would impact our effective income tax rate. As of December 31, 2007, we had recorded a total of $0.4 million of accrued interest and penalties related to uncertain tax positions. We foresee no significant changes to the facts and circumstances underlying its reserves and allowances for uncertain income tax positions as reasonably possible during the next 12 months. As of December 31, 2007, we are subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2001-2007. We are also subject to unexpired statutes of limitation for Indiana state income taxes for the years 2001-2007.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. The Statement provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. In February 2008, the FASB agreed to defer the effective date to fiscal years beginning after November 15, 2008, for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For these financial and nonfinancial assets and liabilities that are remeasured at least annually, this statement is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material impact on our financial position, results of operations or cash flows.

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

a.  Commodity Price Risks

We are exposed to fluctuation in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. Historically, we have managed aluminum price changes by entering into fixed price contracts with our suppliers. As of December 31, 2007, we had $15.7 million in raw material purchase commitments through June 2008 for materials that will be used in the production process. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.

b.  Interest Rates

As of December 31, 2007, we had no floating rate debt outstanding. For 2007, we maintained an average floating rate borrowing level of $1.0 million under our revolving line of credit. Based on this average borrowing level, a hypothetical 100 basis-point increase in the floating interest rate from the current level would not have a material impact to interest expense over a one-year period. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

ITEM 8 —	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wabash National Corporation

We have audited the accompanying consolidated balance sheets of Wabash National Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wabash National Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 11 to the Consolidated Financial Statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of Financial Accounting Standards No. 109.

As discussed in Note 9 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wabash National Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2008 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Indianapolis, Indiana
February 14, 2008

WABASH NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,224	$29,885
Accounts receivable, net	68,752	110,462
Inventories	113,125	133,133
Deferred income taxes	14,514	26,650
Prepaid expenses and other	4,046	4,088

Total current assets	241,661	304,218
PROPERTY, PLANT AND EQUIPMENT, net	122,063	129,325
DEFERRED INCOME TAXES	2,772	-
GOODWILL	66,317	66,692
INTANGIBLE ASSETS	32,498	35,998
OTHER ASSETS	18,271	20,250

	$483,582	$556,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,787	$90,632
Other accrued liabilities	54,258	58,706

Total current liabilities	95,045	149,338
LONG-TERM DEBT	104,500	125,000
DEFERRED INCOME TAXES	-	1,556
OTHER NONCURRENT LIABILITIES AND CONTINGENCIES	4,108	2,634
STOCKHOLDERS’ EQUITY:
Preferred stock, 25,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock 75,000,000 shares authorized, $0.01 par value, 29,842,945 and 30,480,034 shares issued and outstanding, respectively	321	319
Additional paid-in capital	347,143	342,737
Retained deficit	(42,058)	(52,887)
Accumulated other comprehensive income	-	2,975
Treasury stock at cost, 1,675,600 and 974,900 common shares, respectively	(25,477)	(15,189)

Total stockholders’ equity	279,929	277,955

	$483,582	$556,483

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005

NET SALES	$1,102,544	$1,312,180	$1,213,711

COST OF SALES	1,010,823	1,207,687	1,079,196

Gross profit	$91,721	$104,493	$134,515

GENERAL AND ADMINISTRATIVE EXPENSES	49,512	51,157	39,301

SELLING EXPENSES	15,743	15,070	15,220

IMPAIRMENT OF GOODWILL	-	15,373	-

Income from operations	$26,466	$22,893	$79,994

OTHER INCOME (EXPENSE):

Interest expense	(5,755)	(6,921)	(6,431)

Foreign exchange, net	3,818	(77)	231

Gain on debt extinguishment	546	-	-

Other, net	(387)	407	262

Income before income taxes	$24,688	$16,302	$74,056

INCOME TAX EXPENSE (BENEFIT)	8,403	6,882	(37,031)

Net income	$16,285	$9,420	$111,087

COMMON STOCK DIVIDENDS DECLARED	$0.18	$0.18	$0.18

BASIC NET INCOME PER SHARE	$0.54	$0.30	$3.57

DILUTED NET INCOME PER SHARE	$0.52	$0.30	$3.06

COMPREHENSIVE INCOME

Net income	$16,285	$9,420	$111,087

Reclassification adjustment for foreign exchange gains included in net income	(3,322)	-	-

Foreign currency translation adjustment	347	617	649

NET COMPREHENSIVE INCOME	$13,310	$10,037	$111,736

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

			Additional	Retained	Other
	Common Stock		Paid-In	Earnings	Comprehensive	Treasury
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Stock	Total

BALANCES, December 31, 2004	30,807,370	$309	$325,512	$(162,097)	$2,129	$(1,279)	$164,574

Net income for the year	-	-	-	111,087	-	-	111,087
Foreign currency translation	-	-	-	-	649	-	649
Foreign currency translation realized on asset disposal	-	-	-	-	(420)	-	(420)
Stock-based compensation	58,867	2	1,545	-	-	-	1,547
Stock repurchase	(189,000)	-	-	-	-	(3,366)	(3,366)
Common stock dividends	-	-	-	(5,643)	-	-	(5,643)
Tax benefit from stock-based compensation	-	-	6,253	-	-	-	6,253
Common stock issued under:
Employee stock bonus plan	5,220	-	116	-	-	-	116
Stock option plan	391,281	4	3,751	-	-	-	3,755
Outside directors’ plan	6,220	-	150	-	-	-	150

BALANCES, December 31, 2005	31,079,958	$315	$337,327	$(56,653)	$2,358	$(4,645)	$278,702

Net income for the year	-	-	-	9,420	-	-	9,420
Foreign currency translation	-	-	-	-	617	-	617
Stock-based compensation	14,492	3	3,975	-	-	-	3,978
Stock repurchase	(726,300)	-	-	-	-	(10,544)	(10,544)
Common stock dividends	-	-	-	(5,654)	-	-	(5,654)
Tax benefit from stock-based compensation	-	-	352	-	-	-	352
Common stock issued under:
Employee stock bonus plan	970	-	4	-	-	-	4
Stock option plan	90,278	1	761	-	-	-	762
Outside directors’ plan	20,636	-	318	-	-	-	318

BALANCES, December 31, 2006	30,480,034	$319	$342,737	$(52,887)	$2,975	$(15,189)	$277,955

Net income for the year	-	-	-	16,285	-	-	16,285
Foreign currency translation	-	-	-	-	347	-	347
Foreign currency translation realized on disposition of Canadian subsidiary	-	-	-	-	(3,322)	-	(3,322)
Stock-based compensation	46,734	2	4,356	-	-	-	4,358
Stock repurchase	(716,068)	-	(214)	-	-	(10,288)	(10,502)
Common stock dividends	-	-	-	(5,456)	-	-	(5,456)
Tax benefit from stock-based compensation	-	-	(125)	-	-	-	(125)
Common stock issued under:
Stock option plan	10,636	-	74	-	-	-	74
Outside directors’ plan	21,609	-	315	-	-	-	315

BALANCES, December 31, 2007	29,842,945	$321	$347,143	$(42,058)	$-	$(25,477)	$279,929

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,285	$9,420	$111,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,467	20,598	15,547
Net loss (gain) on the sale of assets	116	(796)	344
Foreign exchange gain on disposition of Canadian subsidiary	(3,322)	-	-
Gain on debt extinguishment	(546)	-	-
Deferred income taxes	8,182	7,744	(37,347)
Excess tax benefits from stock-based compensation	(33)	(352)	-
Stock-based compensation	4,358	3,978	1,547
Impairment of goodwill	-	15,373	-
Changes in operating assets and liabilities:
Accounts receivable	41,710	26,141	(43,565)
Finance contracts	7	1,497	3,623
Inventories	19,958	(20,332)	(13,704)
Prepaid expenses and other	6	1,716	(141)
Accounts payable and accrued liabilities	(48,487)	(15,649)	12,395
Other, net	1,625	2,431	714

Net cash provided by operating activities	$59,326	$51,769	$50,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,714)	(12,931)	(30,880)
Acquisition, net of cash acquired	(4,500)	(69,307)	-
Proceeds from the sale of property, plant and equipment	147	7,121	11,736

Net cash used in investing activities	$(11,067)	$(75,117)	$(19,144)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	74	762	3,755
Excess tax benefits from stock-based compensation	33	352	-
Borrowings under revolving credit facilities	103,721	243,313	15,414
Payments under revolving credit facilities	(103,721)	(243,313)	(15,414)
Payments under long-term debt obligations	(19,852)	(500)	(2,000)
Repurchase of common stock	(11,668)	(9,164)	(3,366)
Common stock dividends paid	(5,507)	(5,654)	(4,236)

Net cash used in financing activities	$(36,920)	$(14,204)	$(5,847)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$11,339	$(37,552)	$25,509
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	29,885	67,437	41,928

CASH AND CASH EQUIVALENTS AT END OF YEAR	$41,224	$29,885	$67,437

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,870	$5,266	$4,814
Income taxes paid, net	$890	$41	$739

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

Wabash National Corporation (the Company) designs, manufactures and markets standard and customized truck trailers and intermodal equipment under the Wabash®, DuraPlate®, DuraPlateHD®, FreightPro®, ArcticLite®, RoadRailer®, Transcraft®, Eagle®, Eagle II® and D-Eagle® trademarks. The Company’s wholly-owned subsidiary, Wabash National Trailer Centers, Inc. (WNTC), sells new and used trailers through its retail network and provides aftermarket parts and service for the Company’s and competitors’ trailers and related equipment.

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

c.  Foreign Currency Accounting

The financial statements of the Company’s Canadian subsidiary have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (FASB) Statement No. 52, Foreign Currency Translation. Assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Revenues and expenses have been translated using a weighted-average exchange rate for the period. The resulting translation adjustments are recorded as Accumulated Other Comprehensive Income in Stockholders’ Equity. Gains or losses resulting from foreign currency transactions are included in Foreign Exchange, net on the Company’s Consolidated Statements of Operations.

As a result of the sale of the remaining assets assigned to the Company’s Canadian subsidiary, the operational activities pertaining to this entity have been considered substantially liquidated as of December 31, 2007, and, in accordance with FASB Statement No. 52, Foreign Currency Translation, the Company has recorded all accumulated foreign currency translation gains of $3.3 million to Foreign Exchange, net in the Consolidated Statement of Operations.

d.  Revenue Recognition

The Company recognizes revenue from the sale of trailers and aftermarket parts when the customer has made a fixed commitment to purchase the trailers for a fixed or determinable price, collection is reasonably assured under the Company’s billing and credit terms and ownership and all risk of loss has been transferred to the buyer, which is normally upon shipment to or pick up by the customer. Revenues exclude all taxes collected from the customer.

e.  Used Trailer Trade Commitments and Residual Value Guarantees

The Company has commitments with certain customers to accept used trailers on trade for new trailer purchases. These commitments arise in the normal course of business related to future new trailer orders at the time a new trailer order is placed by the customer. The Company acquired used trailers of approximately $21.0 million, $36.9 million and $55.3 million in 2007, 2006 and 2005, respectively. As of December 31, 2007 and 2006, the Company had approximately $23.8 million and $18.0 million, respectively, of outstanding trade commitments. On occasion, the amount of the trade allowance provided for in the used trailer commitments may exceed the net realizable value of the underlying used trailer. In these instances, the Company’s policy is to recognize the loss related to these commitments at the time the new trailer revenue is recognized. The net realizable value of the used trailers subject to the remaining outstanding trade commitments was estimated by the Company to be approximately $23.0 million and $16.6 million as of December 31, 2007 and 2006, respectively.

In connection with certain new trailer sale transactions prior to 2002, the Company had entered into agreements to guarantee end-of-term residual values, which include the option for the Company to purchase the used equipment at a pre-determined price. Since 2002, the Company has not provided any additional used trailer residual guarantees. The Company recognizes a loss contingency for used trailer residual commitments for the difference between the equipment’s purchase price and its fair value when it becomes probable that the purchase price at the guarantee date will exceed the equipment’s fair market value at that date.

Under these agreements, future guarantee payments that may be required as of December 31, 2007 were a total of $0.5 million in 2009. In relation to the guarantees, as of December 31, 2007 and 2006, the Company recorded loss contingencies of $0.4 million and less than $0.1 million, respectively.

f.  Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less.

g.  Accounts Receivable

Accounts receivable are shown net of allowance for doubtful accounts and primarily include trade receivables. The Company records and maintains a provision for doubtful accounts for customers based upon a variety of factors including the Company’s historical experience, the length of time the account has been outstanding and the financial condition of the customer. If the circumstances related to specific customers were to change, the Company’s estimates with respect to the collectibility of the related accounts could be further adjusted. Provisions to the allowance for doubtful accounts are charged to General, Administrative and Selling Expenses in the Consolidated Statements of Operations. The activity in the allowance for doubtful accounts was as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Balance at beginning of year	$1,417	$1,807	$2,985
Expense (income)	560	36	(98)
Write-offs, net	(207)	(426)	(1,080)

Balance at end of year	$1,770	$1,417	$1,807

h.  Inventories

Inventories are primarily stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured inventory includes raw material, labor and overhead. Inventories consist of the following (in thousands):

	December 31,
	2007	2006

Raw materials and components	$29,666	$50,398
Work in progress	1,023	1,157
Finished goods	64,772	64,299
Aftermarket parts	5,324	5,770
Used trailers	12,340	11,509

	$113,125	$133,133

i.  Prepaid Expenses and Other

Prepaid expenses and other as of December 31, 2007 and 2006 were $4.0 million and $4.1 million, respectively. Prepaid expenses and other primarily included items such as insurance premiums and computer software maintenance.

j.  Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred, while expenditures that extend the useful life of an asset are capitalized. Depreciation is recorded using the straight-line method over the estimated useful lives of the depreciable assets. The estimated useful lives are up to 33 years for buildings and building improvements and range from three to ten years for machinery and equipment. Depreciation expense on property, plant and equipment was $13.1 million, $12.8 million and $12.3 million for 2007, 2006 and 2005, respectively.

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2007	2006

Land	$21,468	$21,147
Buildings and building improvements	89,045	88,218
Machinery and equipment	148,508	144,353
Construction in progress	3,028	4,545

	262,049	258,263
Less accumulated depreciation	(139,986)	(128,938)

	$122,063	$129,325

k.  Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

		Retail and
	Manufacturing	Distribution	Total

Balance as of January 1, 2006	$18,357	$14,661	$33,018
Effects of foreign currency	–	712	712
Acquisition — Transcraft	48,335	–	48,335
Impairment	–	(15,373)	(15,373)

Balance as of December 31, 2006	$66,692	$–	$66,692
Acquisition adjustment — Transcraft	(375)	–	(375)

Balance as of December 31, 2007	$66,317	$–	$66,317

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

The Company conducted its annual impairment test as of October 1, 2007 and determined that no impairment of goodwill existed for the Company’s reporting units within the manufacturing reportable segment.

In 2006, as part of the Company’s annual impairment test, it determined that the goodwill within the retail and distribution reporting unit was impaired. The Company determined that the book value of the reporting unit exceeded the estimated fair value of the reporting unit as determined using the present value of expected future cash flows on the assessment date. After calculating the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit, it was determined that the recorded goodwill of $15.4 million was impaired. The goodwill impairment in 2006 was the result of the revised outlook as determined by Company’s budgeting process for future periods. Future periods were being impacted by changes in the pattern of used trailer trade activity by larger fleet operators resulting in longer trade cycles and increased levels of direct sales of the used trailers by customers. These changes impact both the profitability of used trailers and parts and services operations. Also impacting future periods is the continued reduction of our retail locations.

l.  Intangible Assets

The Company has intangible assets including patents, licenses, trade names, trademarks, customer relationships and technology costs, which are being amortized on a straight-line basis over periods ranging up to 20 years. As of December 31, 2007 and 2006, the Company had gross intangible assets of $54.0 million. Amortization expense for 2007, 2006 and 2005 was $3.5 million, $4.6 million and $0.9 million, respectively, and is estimated to be $3.4 million, $3.1 million, $3.1 million, $3.0 million and $3.0 million for years 2008 through 2012.

m.  Other Assets

The Company capitalizes the cost of computer software developed or obtained for internal use in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized software is amortized using the straight-line method over three to seven years. As of December 31, 2007 and 2006, the Company had software costs, net of amortization, of $12.4 million and $14.1 million, respectively. Amortization expense for 2007, 2006 and 2005 was $2.4 million, $1.6 million and $0.1 million, respectively.

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

o.  Other Accrued Liabilities

The following table presents the major components of Other Accrued Liabilities (in thousands):

	Years Ended December 31,
	2007	2006

Warranty	$17,246	$14,978
Payroll and related taxes	10,040	13,020
Self-insurance	8,548	8,742
Accrued taxes	5,951	6,536
Customer deposits	4,616	8,257
All other	7,857	7,173

	$54,258	$58,706

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2007	2006

Balance as of January 1	$14,978	$10,217
Provision for warranties issued in current year	4,181	5,333
Additional provisions for pre-existing warranties	2,291	3,547
Transcraft acquisition	–	2,100
Payments	(4,204)	(6,219)

Balance as of December 31	$17,246	$14,978

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

The following table presents the changes in the self-insurance accrual included in Other Accrued Liabilities (in thousands):

Self-Insurance
Accrual

Balance as of January 1, 2006	$7,733
Expense	26,295
Payments	(25,286)

Balance as of December 31, 2006	$8,742
Expense	27,436
Payments	(27,630)

Balance as of December 31, 2007	$8,548

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

q.  New Accounting Pronouncements

Fair Value Measurements.  In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements.  The Statement provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. In February 2008, the FASB agreed to defer the effective date to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For these financial and nonfinancial assets and liabilities that are remeasured at least annually, this statement is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information for certain financial instruments. The differences between the carrying amounts and the estimated fair values, using the methods and assumptions listed below, of the Company’s financial instruments at December 31, 2007, and 2006 were immaterial, with the exception of the Senior Convertible Notes.

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable.  The carrying amounts reported in the Consolidated Balance Sheets approximate fair value.

Long-Term Debt.  The fair value of long-term debt is estimated based on current quoted market prices for similar issues or debt with the same maturities. The interest rates on the Company’s bank borrowings under its Bank Facility are adjusted regularly to reflect current market rates. The estimated fair value of the Company’s Senior Convertible Notes, based on market quotes, approximates carrying value at both December 31, 2007 and 2006, respectively.

4.	ACQUISITION

As part of the Company’s commitment to expand its customer base and grow its market leadership, Wabash acquired all of the outstanding shares of Transcraft on March 3, 2006, for approximately $73.8 million in cash, including a payment of $4.5 million in 2007 based on Transcraft’s achievement of 2006 performance targets.

Unaudited Pro forma Results

The results of Transcraft are included in the Consolidated Statements of Operations from the date of acquisition. The following unaudited pro forma information is shown below as if the acquisition of Transcraft had been completed as of the beginning of each fiscal year presented (in thousands, except per share amounts):

	Twelve Months Ended December 31,
	2006	2005

Net sales	$1,343,137	$1,310,864
Income from operations	28,629	90,123
Net income	9,840	117,164
Basic net income per share	0.32	3.76
Diluted net income per share	0.31	3.22

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

	Years Ended December 31,
	2007	2006	2005

Basic net income per share:
Net income applicable to common stockholders	$16,285	$9,420	$111,087

Weighted average common shares outstanding	30,060	31,102	31,139

Basic net income per share	$0.54	$0.30	$3.57

Diluted net income per share:
Net income applicable to common stockholders	$16,285	$9,420	$111,087
After-tax equivalent of interest on convertible notes	2,905	–	4,914

Diluted net income applicable to common stockholders	$19,190	$9,420	$116,001

Weighted average common shares outstanding	30,060	31,102	31,139
Dilutive stock options/shares	207	189	276
Convertible notes equivalent shares	6,549	–	6,542

Diluted weighted average common shares outstanding	36,816	31,291	37,957

Diluted net income per share	$0.52	$0.30	$3.06

Average diluted shares outstanding in 2006 exclude the antidilutive effects of the Company’s Senior Convertible Notes, for which the after-tax equivalent of interest on convertible notes was $3.0 million and the convertible notes equivalent shares were 6.6 million.

The computation of diluted earnings per share excludes options to purchase 632,826, 395,706 and 180,485 shares of common stock in 2007, 2006 and 2005, respectively, because the impact of such options would have been antidilutive.

6.	OTHER LEASE ARRANGEMENTS

The Company leases office space, manufacturing, warehouse and service facilities and equipment under operating leases, the majority of which expire through 2010. Future minimum lease payments required under these other lease commitments as of December 31, 2007 are as follows (in thousands):

Payments

2008	$2,118
2009	1,287
2010	823
2011	227
2012	156
Thereafter	225

$4,836

Total rental expense was $4.5 million, $4.7 million and $3.2 million for 2007, 2006 and 2005, respectively.

7.	DEBT

a.  Long-term debt

Long-term debt as of December 31, 2007 and 2006 was $104.5 million and $125.0 million, respectively.

b.  Senior Convertible Notes

The Company had $104.5 million of five-year senior unsecured convertible notes (convertible notes) at December 31, 2007, which are currently convertible into approximately 5.6 million shares of the Company’s common stock. The convertible notes have a conversion price of $18.54, which has been adjusted for the impact of cash dividend payments, or a rate of 53.9278 shares per $1,000 principal amount of note. The conversion feature of the convertible notes is subject to further adjustment in connection with the payment of future cash dividends. As a result of any future payment of a cash dividend, upon any conversion of the notes, the Company would be required to issue additional shares of common stock. The convertible notes bear interest at 3.25% per annum payable semi-annually on February 1 and August 1.

The Company’s Senior Convertible Notes are, if not converted, due on August 1, 2008. In accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the Company has the intent and the ability to refinance the Senior Convertible Notes on a long-term basis by utilizing the available capacity on the Company’s Revolving Facility. Thus, the Company has reflected the Senior Convertible Notes as long-term debt as of December 31, 2007.

During the fourth quarter of 2007, the Company retired $20.5 million of the Senior Convertible Notes.

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

On September 24, 2007, the Company entered into Amendment No. 1 to the Revolving Facility. This amendment increases the Company’s borrowing capacity under the Revolving Facility from $150 million to $200 million, subject to a borrowing base, and allows borrowing under the Revolving Facility to fund the repurchase of the Company’s $125 million Senior Convertible Notes, subject to the conditions set forth in the Amendment.

The Company has the option to increase the credit facility by up to an additional $50 million during the term of the facility, subject to a borrowing base. The lenders under the Revolving Facility are under no obligation to provide any additional commitments and any increase in commitments will be subject to customary conditions precedent.

All obligations under the Revolving Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all assets of the Company.

The Revolving Facility includes certain covenants that restrict, among other things and subject to certain exceptions, the Company’s ability and the ability of its subsidiaries to:

•	incur additional debt;

•	pay any distributions, including dividends on our common stock in excess of $20 million per year;

•	repurchase the Company’s common stock if, among other conditions, immediately after the repurchase the Company has availability of less than $40 million under the Revolving Facility;

•	consolidate, merge or transfer all or substantially all of the Company’s assets;

•	make certain investments, loans, mergers and acquisitions;

•	repurchase the Company’s senior convertible notes if, among other conditions, the Company has availability of less than $40 million under the Revolving Facility immediately after giving effect to the repurchase;

•	enter into material transactions with affiliates unless in the ordinary course, upon fair and reasonable terms and no less favorable than would be obtained in a comparable arms-length transaction;

•	use proceeds from the Revolving Facility to make payment on certain indebtedness, excluding certain payments relating to the Senior Convertible Notes and indebtedness incurred in connection with a repurchase of the Senior Convertible Notes;

•	amend the terms of certain indebtedness;

•	sell, lease or dispose of certain assets;

•	amend our organizational documents in certain circumstances;

•	enter into operating leases with an aggregate rentals payable in excess of $10 million during any 12 consecutive months;

•	change in any material respect the nature of our business conducted as of March 6, 2007; and

•	create certain liens.

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

The Revolving Facility requires that no later than May 1, 2008, the Company do one or more of the following in connection with its Senior Convertible Notes, which are due in August 2008: (i) repurchase all or a portion of the Senior Convertible Notes with the proceeds of a convertible note offering or proceeds from the Revolving Facility, so long as immediately after making any such payment with proceeds of the Revolving Facility the Company has availability under the Revolving Facility of at least $40 million; (ii) defease any outstanding indebtedness evidenced by the Senior Convertible Notes, so long as immediately after making any such payment the Company has availability under the Revolving Facility of at least $40 million; or (iii) institute cash reserves equal to any outstanding principal balance of the Senior Convertible Notes, which reserves shall remain in place until all indebtedness evidenced by the Senior Convertible Notes has been paid in full, and shall be used only to pay in full the outstanding indebtedness evidenced by the Senior Convertible Notes, so long as immediately after instituting any cash reserves from the proceeds of the Revolving Facility the Company has availability under the Revolving Facility of at least $40 million.

The Revolving Facility also contains additional customary affirmative covenants and events of default, including among other events, certain cross defaults, business disruption, condemnation and change in ownership.

Borrowings under the Revolving Facility bear interest at a variable rate based on the London Interbank Offer Rate (LIBOR) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. The applicable margin for borrowings under the Amendment ranges from 0.00% to 0.75% for base rate borrowings and 1.25% to 2.25% for LIBOR borrowings, subject to adjustment based on the average availability under the Revolving Facility. Until March 6, 2012, the applicable margin is 0.00% for base rate borrowings and 1.25% for LIBOR borrowings. The Company also pays a commitment fee on the unused portion of the facility at a rate of 0.25%. All interest and fees are paid monthly.

As of December 31, 2007 and 2006, borrowing capacity available to the Company was $164.1 million and $117.5 million, respectively.

As of December 31, 2007, the 30-day LIBOR was 4.6%. For the quarter ended December 31, 2007, the weighted average interest rate was 4.9%.

As of December 31, 2007, the Company was in compliance with all covenants of the Amendment.

8.	STOCKHOLDERS’ EQUITY

a.  Common Stock

On July 26, 2007, the Company’s Board of Directors approved an amendment to the current stock repurchase program (Repurchase Program) extending the Repurchase Program from September 15, 2007 to September 15, 2008. The Repurchase Program allows repurchases of common stock up to $50 million. As of December 31, 2007, $25.8 million remained available under the program. Stock repurchases under this program may be made in the open market or in private transactions, at times and in amounts that management deems appropriate.

In 2007 and 2006, the Company declared dividends of $5.5 million and $5.7 million, respectively.

b.  Preferred Stock

Effective December 29, 2005, in connection with the expiration of the Company’s prior Stockholder Rights Plan, the Company’s Board of Directors adopted resolutions eliminating the Series A Junior Participating Preferred Stock authorized by the Company.

On December 28, 2005, in connection with the adoption of a Stockholders Rights Plan discussed further below, the Company’s Board of Directors adopted resolutions creating a series of 300,000 shares of Preferred Stock designated as Series D Junior Participating Preferred Stock, par value $.01 per share. As of December 31, 2007, the Company had no shares issued or outstanding.

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

Description of the Plans

In May 2007, the Company adopted the 2007 Omnibus Incentive Plan. This plan provides for the issuance of stock appreciation rights (SARs), restricted stock and the granting of common stock options to directors, officers and other eligible employees and makes available approximately 3.5 million shares for issuance.

Stock Options.  The 2007 Omnibus Incentive Plan allows eligible employees to purchase shares of common stock at a price not less than market price at the date of grant. Under the terms of the 2007 Omnibus Incentive Plan, up to an aggregate of approximately 3.5 million shares are reserved for issuance, subject to adjustment for stock dividends, recapitalizations and the like. Options granted to employees under the 2007 Omnibus Incentive Plan vest in annual installments over three to five years depending upon the grant. Options granted to non-employee directors of the Company are fully vested and exercisable six months after the date of grant. All options granted expire ten years after the date of grant.

Restricted Stock.  The 2007 Omnibus Incentive Plan also allows for the Company to grant to certain key employees and outside directors shares of the Company’s stock to be earned over time and based on achievement of specific corporate financial performance metrics. These shares are valued at the market price on the date of grant.

Adoption of FASB Statement No. 123(R), “Share-Based Payment”

The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment on January 1, 2006 (SFAS No. 123(R)). SFAS No. 123(R), which revised SFAS No. 123, Accounting for Stock-Based Compensation, superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends

SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based upon their fair value. The Company had previously followed APB No. 25, in accounting for its stock options and accordingly, no compensation cost had been previously expensed.

The Company has adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, compensation cost has been recognized for all share-based payments in the consolidated financial statements in 2006 and 2007 based upon the fair value of the stock or option grant. Prior period results have not been restated. The Company will value new awards granted subsequent to the adoption of SFAS No. 123(R) using a binomial model. The Company believes valuing awards using a binomial model provides a better estimate of fair value versus the Black-Scholes-Merton formula used in valuing previous awards. The Company’s policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method. The amount of after-tax compensation cost related to nonvested stock options and restricted stock not yet recognized was $6.6 million at December 31, 2007, for which the expense will be recognized through 2010.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company has incurred additional stock-based compensation expense of $2.3 million ($1.4 million after tax and approximately $0.05 per basic and $0.04 per diluted earnings per share) and $2.0 million ($1.2 million after tax and approximately $0.04 per basic and diluted earnings per share) related to stock options for the years ending 2007 and 2006, respectively.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess tax benefits classified as a financing cash inflow that would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R) were less than $0.1 million and $0.4 million for the years ending December 31, 2007 and 2006, respectively.

SFAS No. 123(R), as amended, required pro forma presentation as if compensation costs had been expensed under the fair value method. For purposes of pro forma disclosure, the estimated fair value of stock options at the grant date is amortized to expense over the vesting period. The following table illustrates the effect on net income and net income per share as if compensation expense had been recognized (in thousands, except for per share amounts):

Year Ended December 31,
2005

Reported net income	$111,087
Pro forma stock-based employee compensation expense (net of tax)	(4,027)
Stock-based employee compensation expense recorded (net of tax)	1,547

Pro forma net income	$108,607

Basic net income per share:
Reported net income per share	$3.57

Pro forma net income per share	$3.49

Diluted net income per share:
Reported net income per share	$3.06

Pro forma net income per share	$2.99

Stock Options and Stock Related Grants

Restricted Stock

In May 2007, the Compensation Committee approved a grant of 249,250 shares of restricted stock to employees, which will vest at the end of the three years from the grant date. These grants are forfeitable in the event of terminated employment prior to vesting. The restricted stock includes the right to vote and receive dividends.

During 2007, 2006 and 2005, the Company granted 250,900, 272,890 and 171,390 shares, respectively, of restricted stock with aggregate fair values on the date of grant of $3.6 million, $4.5 million and $4.5 million, respectively. The grants vest over time, ranging from two to five years, or based on the achievement of specified corporate financial performance metrics.

In 2007, 2006 and 2005, the Company recorded compensation expense of $2.1 million, $2.0 million and $1.5 million, respectively, related to restricted stock.

A summary of all restricted stock activity granted under the Company’s 2007 Omnibus Incentive Plan and prior incentive plans for the periods indicated below is as follows:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value

Restricted Stock Outstanding at December 31, 2006	447,135	$20.42
Granted	250,900	$14.17
Vested	(46,645)	$20.72
Forfeited	(29,738)	$19.33

Restricted Stock Outstanding at December 31, 2007	621,652	$17.92

The total fair value of restricted stock that vested during 2007, 2006 and 2005 was $0.6 million, $0.2 million and $1.5 million, respectively.

Stock Options

In May 2007, the Compensation Committee approved a grant of 579,250 stock options to employees with an exercise price equal to the fair market value of the underlying common stock at the date of grant. These options will vest ratably over a three-year period. Expense will be recognized using the straight-line attribution method.

Using a binomial option valuation model, the estimated fair value of the options granted in 2007 and 2006 were $7.02 and $8.23 per option, respectively. The estimated fair value of options granted in 2005 using the Black-Scholes-Merton model was $12.29. Expected volatility is based upon the Company’s historical experience. Principal weighted-average assumptions used in applying these models were as follows:

Valuation Assumptions	2007	2006	2005

Risk-free interest rate	4.86%	4.95%	3.99%
Expected volatility	51.7%	49.7%	51.5%
Expected dividend yield	1.27%	1.07%	0.68%
Expected term	6 yrs.	6 yrs.	5 yrs.

A summary of all stock option activity granted under the Company’s 2007 Omnibus Incentive Plan and prior incentive plans for the periods indicated below is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value ($ in
	Options	Price	Life	millions)

Options Outstanding at December 31, 2006	1,189,880	$16.58
Granted	587,750	$14.17
Exercised	(10,636)	$15.36		$0.1
Forfeited	(43,980)	$21.08
Expired	(46,500)	$28.42

Options Outstanding at December 31, 2007	1,676,514	$15.35	7.2	$-

Options Exercisable at December 31, 2007	859,198	$15.30	5.5	$-

The total intrinsic value of options exercised during 2007, 2006 and 2005 was $0.1 million, $0.7 million and $6.5 million, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2007:

		Weighted	Weighted		Weighted
Range of		Average	Average	Number	Average
Exercise	Number	Remaining	Exercise	Exercisable	Exercise
Prices	Outstanding	Life	Price	at 12/31/07	Price

$6.68 - $10.01	436,938	4.8	$8.97	436,938	$8.97
$10.02 - $13.35	5,500	8.0	$12.06	1,500	$12.95
$13.36 - $16.69	602,750	9.0	$14.24	26,000	$15.34
$16.70 - $20.03	303,060	8.3	$16.82	104,466	$16.83
$20.04 - $23.36	55,775	2.7	$21.28	55,108	$21.29
$23.37 - $26.70	157,798	6.2	$24.04	156,131	$24.04
$26.71 - $30.04	114,693	7.0	$26.93	79,055	$26.93

10.	EMPLOYEE SAVINGS PLANS

Substantially all of the Company’s employees are eligible to participate in a defined contribution plan that qualifies as a safe harbor plan under Section 401(k) of the Internal Revenue Code. The Company also provides a non-qualified defined contribution plan for senior management and certain key employees. Both plans provide for the Company to match, in cash, a percentage of each employee’s contributions up to certain limits. The Company’s matching contribution and related expense for these plans was approximately $3.9 million, $3.7 million and $3.2 million for 2007, 2006 and 2005, respectively.

11.	INCOME TAXES

a.  Income Before Income Taxes

The consolidated income before income taxes for 2007, 2006 and 2005 consists of the following:

	2007	2006	2005

Domestic	$23,480	$32,441	$75,520
Foreign	1,208	(16,139)	(1,464)

Total income before income taxes	$24,688	$16,302	$74,056

b.  Income Tax Expense (Benefit)

The consolidated income tax expense (benefit) for 2007, 2006 and 2005 consists of the following components (in thousands):

	2007	2006	2005

Current:
U.S. Federal	$-	$976	$1,301
Foreign	13	-	-
State	333	(1,838)	(985)
Deferred	8,057	7,744	(37,347)

Total consolidated expense (benefit)	$8,403	$6,882	$(37,031)

The Company’s following table provides a reconciliation of differences from the U.S. Federal statutory rate of 35% as follows (in thousands):

	2007	2006	2005

Pretax book income	$24,688	$16,302	$74,056

Federal tax expense at 35% statutory rate	8,641	5,706	25,920
State and local income taxes	1,012	1,300	3,625
U.S. federal alternative minimum tax	-	-	1,095
Reversal of tax valuation allowance and reserves	-	(4,763)	(37,347)
Provisions for (utilization of) valuation allowance for net operating losses — U.S.	124	(219)	(29,981)
Foreign taxes	(424)	5,649	512
Benefit of liquidation of Canadian subsidiary, net of reserves	(831)	-	-
Other	(119)	(791)	(855)

Total income tax expense (benefit)	$8,403	$6,882	$(37,031)

c.  Deferred Taxes

The Company’s deferred income taxes are primarily due to temporary differences between financial and income tax reporting for the depreciation of property, plant and equipment, amortization of intangibles, compensation adjustments, other accrued liabilities and tax credits and losses carried forward.

Under SFAS No. 109, Accounting for Income Taxes, deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 2007, the Company recorded approximately $9.4 million of reserves for unrecognized tax benefits. In 2006, the Company reversed $4.8 million of valuation allowance and reserves, primarily related to settlement of state tax audits. In future periods, the Company will evaluate the remaining deferred income tax asset valuation allowance and adjust (reduce) the allowance when management has determined that impairment to future realizability of the related deferred tax assets, or a portion thereof, has been removed as provided in the criteria set forth in SFAS No. 109.

The Company has a U.S. federal tax net operating loss carryforward of $62.6 million, which will expire beginning in 2022, if unused, and which may be subject to other limitations under IRS rules. The Company has various, multistate income tax net operating loss carryforwards which have been recorded as a deferred income tax asset of approximately $11.7 million, before valuation allowances. The Company has various U.S. federal income tax credit carryforwards, which will expire beginning in 2013, if unused.

The components of deferred tax assets and deferred tax liabilities as of December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006

Deferred tax assets:
Tax credits and loss carryforwards	$38,085	$45,157
Accrued liabilities	7,797	5,908
Incentive compensation	6,727	3,992
Other	3,916	4,657

	56,525	59,714
Deferred tax liabilities:
Property, plant and equipment	(4,427)	(4,608)
Intangibles	(17,055)	(16,460)
Other	(1,308)	(1,425)

	(22,790)	(22,493)

Net deferred tax asset before valuation allowances and reserves	33,735	37,221
Valuation allowances	(7,044)	(12,127)
FIN 48 reserves	(9,405)	-

Net deferred tax asset	$17,286	$25,094

d.  FIN 48 Tax Reserves

On January 1, 2007, the Company adopted the Financial Accounting Standards Board (FASB) Final Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The Company has no adjustment to report in respect of the effect of adoption of FIN 48.

The Company’s policy with respect to interest and penalties associated with reserves or allowances for uncertain tax positions is to classify such interest and penalties in income tax expense in the Statements of Operations. As of December 31, 2007, the total amount of unrecognized income tax benefits computed under FIN 48 was approximately $10.5 million, all of which, if recognized, would impact the effective income tax rate of the Company. As of December 31, 2007, the Company had recorded a total of $0.4 million of accrued interest and penalties related to uncertain tax positions. The Company foresees no significant changes to the facts and circumstances underlying its reserves and allowances for uncertain income tax positions as reasonably possible during the next 12 months. As of December 31, 2007, the Company is subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2001-2007. The Company is also subject to unexpired statutes of limitation for Indiana state income taxes for the years 2001-2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$1,114

Increases related to prior year tax positions	35
Decreases related to prior year tax positions	(65)
Increases related to current year tax positions	9,405

Balance at December 31, 2007	$10,489

12.	COMMITMENTS AND CONTINGENCIES

a.  Litigation

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company arising in the ordinary course of business, including those pertaining to product liability, labor and health related matters, successor liability, environmental and possible tax assessments. While the amounts claimed could be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are currently pending or asserted will not have a material adverse effect on the Company’s financial position, liquidity or results of operations. Costs associated with the litigation and settlement of legal matters are reported within General and Administrative Expenses in the Consolidated Statements of Operations.

Brazil Joint Venture

In March 2001, Bernard Krone Indústria e Comércio de Máquinas Agrícolas Ltda. (“BK”) filed suit against the Company in the Fourth Civil Court of Curitiba in the State of Paraná, Brazil. Because of the bankruptcy of BK, this proceeding is now pending before the Second Civil Court of Bankruptcies and Creditors Reorganization of Curitiba, State of Paraná (No. 232/99).

This case grows out of a joint venture agreement between BK and the Company related to marketing of RoadRailer® trailers in Brazil and other areas of South America. When BK was placed into the Brazilian equivalent of bankruptcy late in 2000, the joint venture was dissolved. BK subsequently filed its lawsuit against the Company alleging that it was forced to terminate business with other companies because of the exclusivity and non-compete clauses purportedly found in the joint venture agreement. BK asserts damages of approximately $8.4 million.

The Company answered the complaint in May 2001, denying any wrongdoing. The Company believes that the claims asserted by BK are without merit and it intends to defend its position. The Company believes that the resolution of this lawsuit will not have a material adverse effect on its financial position, liquidity or future results of operations; however, at this stage of the proceeding no assurances can be given as to the ultimate outcome of the case.

Intellectual Property

In October 2006, the Company filed a patent infringement suit against Vanguard National Corporation (“Vanguard”) regarding U.S. Patent Nos. 6,986,546 and 6,220,651 in the U.S. District Court for the Northern District of Indiana (Civil Action No. 4:06-cv-135); and amended the Complaint in April 2007. In May 2007, Vanguard filed its Answer to the Amended Complaint, along with Counterclaims seeking findings of non-infringement, invalidity, and unenforceability of the subject patents. The Company filed a reply to Vanguard’s counterclaims in May 2007, denying any wrongdoing or merit to the allegations as set forth in the counterclaims.

The Company believes that the claims asserted by Vanguard are without merit and the Company intends to defend its position. The Company believes that the resolution of this lawsuit will not have a material adverse effect on its financial position, liquidity or future results of operations; however, at this stage of the proceeding, no assurance can be given as to the ultimate outcome of the case.

Environmental Disputes

In September 2003, the Company was noticed as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. PRPs include current and former owners and operators of facilities at which hazardous substances were disposed. EPA’s allegation that the Company was a PRP arises out of the operation of a former branch facility located approximately five miles from the original site. The Company does not expect that these proceedings will have a material adverse effect on the Company’s financial condition or results of operations.

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

b.  Environmental Litigation Commitments and Contingencies

The Company generates and handles certain material, wastes and emissions in the normal course of operations that are subject to various and evolving federal, state and local environmental laws and regulations.

The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of December 31, 2007 and 2006, the Company had estimated remediation costs of $0.4 million for activities at a former branch property.

c.  Letters of Credit

As of December 31, 2007, the Company had standby letters of credit totaling $7.3 million issued in connection with workers compensation claims and surety bonds.

d.  Collective Bargaining Agreements

As of December 31, 2007, only full-time hourly associates at the Mt. Sterling, Kentucky plant, which is currently idle, are under a collective bargaining agreement.

e.  Purchase Commitments

The Company has $15.7 million in purchase commitments through June 2008 for aluminum, which is within normal production requirements.

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

		Retail and	Combined		Consolidated
	Manufacturing	Distribution	Segments	Eliminations	Total

2007

Net sales
External customers	$952,814	$149,730	$1,102,544	$-	$1,102,544
Intersegment sales	62,155	760	62,915	(62,915)	$-

Total net sales	$1,014,969	$150,490	$1,165,459	$(62,915)	$1,102,544

Depreciation and amortization	18,153	1,314	19,467	-	19,467
Income (loss) from operations	30,568	(3,556)	27,012	(546)	26,466
Reconciling items to net income:
Interest income					(433)
Interest expense					5,755
Foreign exchange, net					(3,818)
Gain on debt extinguishment					(546)
Other income, net					820
Income tax expense					8,403

Net income					$16,285

Capital expenditures	$6,273	$441	$6,714	$-	$6,714
Assets	$591,433	$123,761	$715,194	$(231,612)	$483,582

2006

Net sales
External customers	$1,120,717	$191,463	$1,312,180	$-	$1,312,180
Intersegment sales	76,966	-	76,966	(76,966)	$-

Total net sales	$1,197,683	$191,463	$1,389,146	$(76,966)	$1,312,180

Depreciation and amortization	18,117	2,481	20,598	-	20,598
Impairment of goodwill	-	15,373	15,373	-	15,373
Income (loss) from operations	36,782	(13,487)	23,295	(402)	22,893
Reconciling items to net income:
Interest income					(710)
Interest expense					6,921
Foreign exchange, net					77
Other income, net					303
Income tax expense					6,882

Net income					$9,420

Capital expenditures	$12,569	$362	$12,931	$-	$12,931
Assets	$659,808	$128,123	$787,931	$(231,448)	$556,483

2005

Net sales
External customers	$968,419	$245,292	$1,213,711	$-	$1,213,711
Intersegment sales	102,938	-	102,938	(102,938)	$-

Total net sales	$1,071,357	$245,292	$1,316,649	$(102,938)	$1,213,711

Depreciation and amortization	12,406	3,141	15,547	-	15,547
Income from operations	75,385	2,827	78,212	1,782	79,994
Reconciling items to net income:
Interest income					(760)
Interest expense					6,431
Foreign exchange, net					(231)
Other income, net					498
Income tax benefit					(37,031)

Net income					$111,087

Capital expenditures	$30,302	$578	$30,880	$-	$30,880
Assets	$536,566	$173,825	$710,391	$(161,738)	$548,653

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

c.  Product Information

The Company offers products primarily in three general categories; new trailers, used trailers, and parts and service. Other sales include leasing and freight revenue. The following table sets forth the major product category sales and their percentage of consolidated net sales (dollars in thousands):

	2007		2006		2005

New Trailers	$998,538	90.6%	$1,184,167	90.2%	$1,084,454	89.4%
Used Trailers	36,699	3.3	55,770	4.3	55,546	4.6
Parts and Service	56,907	5.2	54,712	4.2	57,000	4.7
Other	10,400	0.9	17,531	1.3	16,711	1.3

Total Sales	$1,102,544	100.0%	$1,312,180	100.0%	$1,213,711	100.0%

14.	CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal years 2007, 2006 and 2005 (dollars in thousands except per share amounts).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007

Net sales	$258,854	$294,849	$291,017	$257,824
Gross profit	20,185	27,832	24,593	19,111
Net income(1)	996	5,875	3,778	5,636
Basic net income per share(2)	0.03	0.19	0.13	0.19
Diluted net income per share(2)	0.03	0.18	0.12	0.18
2006

Net sales	$262,119	$333,572	$362,290	$354,199
Gross profit	22,791	27,272	26,113	28,317
Net income (loss)(3)(4)	4,337	5,047	4,989	(4,953)
Basic net income (loss) per share(2)	0.14	0.16	0.16	(0.16)
Diluted net income (loss) per share(2)	0.13	0.15	0.15	(0.16)
2005

Net sales	$256,105	$322,983	$293,834	$340,789
Gross profit	34,398	36,109	30,085	33,923
Net income(4)	18,479	49,258	23,655	19,695
Basic net income per share(2)	0.60	1.58	0.76	0.63
Diluted net income per share(2)	0.52	1.33	0.66	0.55

(1)	The fourth quarter of 2007 included $3.3 million in foreign exchange gains recognized upon disposition of the Company’s Canadian subsidiary as discussed in Note 2.
(2)	Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) per share may differ from annual net income (loss) per share due to rounding. Diluted net income (loss) per share for the fourth quarter of 2006 excludes the antidilutive effects of convertible notes and stock options/shares.
(3)	The fourth quarter of 2006 included $15.4 million of expense related to the impairment of goodwill as discussed in Note 2.
(4)	The fourth quarter of 2006 included $4.8 million of income related to the reversal of tax valuation allowance and reserves, as discussed in Note 11. The second, third and fourth quarters of 2005 included income of $29.3 million, $6.6 million and $1.4 million, respectively, related to the reversal of tax valuation allowances, as discussed in Note 11.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A —	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, including those procedures described below, we, including our Chief Executive Officer and our Chief Financial Officer, determined that those controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that internal control over financial reporting is effective as of December 31, 2007.

Ernst & Young LLP, an Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements as of and for the period ended December 31, 2007, which appears on the following page.

Richard J. Giromini	President and Chief Executive Officer
Robert J. Smith	Senior Vice President and Chief Financial Officer

February 14, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wabash National Corporation

We have audited Wabash National Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wabash National Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Wabash National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wabash National Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2007 of Wabash National Corporation and our report dated February 14, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

Indianapolis, Indiana

February 14, 2008

ITEM 9B —	OTHER INFORMATION

None.

PART III

ITEM 10 —	EXECUTIVE OFFICERS OF THE REGISTRANT

The Company hereby incorporates by reference the information contained under the heading “Executive Officers” from Item 1 Part I of this Annual Report.

The Company hereby incorporates by reference the information contained under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors” from its definitive Proxy Statement to be delivered to stockholders of the Company in connection with the 2008 Annual Meeting of Stockholders to be held May 15, 2008.

As required by the New York Stock Exchange (NYSE) rules, in 2007, the CEO certified to the NYSE that he was not aware of any violation by the Corporation of NYSE corporate governance listing standards.

Code of Ethics

As part of our system of corporate governance, our Board of Directors has adopted a Code of Business Conduct and Ethics (Code of Ethics) that is specifically applicable to our Chief Executive Officer and Senior Financial Officers. This Code of Ethics is available on the Investors page of the Company Info section of our website at www.wabashnational.com/about. We will disclose any waivers for our Chief Executive Officer or Senior Financial Officers under, or any amendments to, our Code of Ethics. We will provide a copy of our Code of Ethics to any person without charge, upon request.

ITEM 11 —	EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the information contained under the headings “Executive Compensation” and “Director Compensation” from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2008 Annual Meeting of Stockholders to be held May 15, 2008.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company hereby incorporates by reference the information contained under the headings “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2008 Annual Meeting of Stockholders to be held on May 15, 2008.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company hereby incorporates by reference the information contained under the headings “Election of Directors” and “Related Party Transactions” from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2008 Annual Meeting of Stockholders to be held on May 15, 2008.

ITEM 14 —	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of this form and the audit committee’s pre-approval policies and procedures regarding the engagement of the principal accountant are incorporated herein by reference to the information contained under the heading “Ratification and Appointment of Independent Registered Public Accounting Firm” from the Company’s definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2008 Annual Meeting of Stockholders to be held on May 15, 2008.

PART IV

ITEM 15 —	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)		Financial Statements: The Company has included all required financial statements in Item 8 of this Form 10-K. The financial statement schedules have been omitted as they are not applicable or the required information is included in the Notes to the consolidated financial statements.
(b)		Exhibits: The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:
2.01		Asset Purchase Agreement dated July 22, 2003(6)
2.02		Amendment No. 1 to the Asset Purchase Agreement dated September 19, 2003(6)
2.03		Stock Purchase Agreement by and among the Company, Transcraft Corporation and Transcraft Investment Partners, L.P. dated as of March 3, 2006(14)
3.01		Certificate of Incorporation of the Company(1)
3.02		Certificate of Designations of Series D Junior Participating Preferred Stock(12)
3.03		Amended and Restated By-laws of the Company, as amended(20)
4.01		Specimen Stock Certificate(2)
4.02		Rights Agreement between the Company and National City Bank as Rights Agent dated December 28, 2005(13)
4.03		Indenture for the 3.25% Convertible Senior Notes due August 1, 2008, between the registrant, as issuer, and Wachovia Bank, National Association, as Trustee, dated as of August 1, 2003(7)
10	.01#	1992 Stock Option Plan(1)
10	.02#	2000 Stock Option Plan(3)
10	.03#	2001 Stock Appreciation Rights Plan(4)
10	.04#	Executive Employment Agreement dated June 28, 2002 between the Company and Richard J. Giromini(5)
10	.05#	Non-qualified Stock Option Agreement dated July 15, 2002 between the Company and Richard J. Giromini(5)
10	.06#	Non-qualified Stock Option Agreement between the Company and William P. Greubel(5)
10	.07#	2004 Stock Incentive Plan(8)
10	.08#	Form of Associate Stock Option Agreements under the 2004 Stock Incentive Plan(9)
10	.09#	Form of Associate Restricted Stock Agreements under the 2004 Stock Incentive Plan(9)
10	.10#	Form of Executive Stock Option Agreements under the 2004 Stock Incentive Plan(9)
10	.11#	Form of Executive Restricted Stock Agreements under the 2004 Stock Incentive Plan(9)
10	.12#	Restricted Stock Unit Agreement between the Company and William P. Greubel dated March 7, 2005(10)
10	.13#	Stock Option Agreement between the Company and William P. Greubel dated March 7, 2005(10)
10	.14#	Corporate Plan for Retirement – Executive Plan(11)
10	.15#	Change in Control Policy(17)
10	.16#	Executive Severance Policy(17)
10	.17#	Form of Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan(15)
10	.18#	Form of Restricted Stock Agreement under the 2004 Stock Incentive Plan(15)
10	.19#	Form of CEO and President Restricted Stock Agreement under the 2004 Stock Incentive Plan(15)
10	.20#	Form of Stock Option Agreement under the 2004 Stock Incentive Plan(15)
10	.21#	Form of CEO and President Stock Option Agreement under the 2004 Stock Incentive Plan(15)
10	.22#	Executive Director Agreement dated January 1, 2007 between the Company and William P. Greubel(16)
10	.23#	Amendment to Executive Employment Agreement dated January 1, 2007 between the Company and Richard J. Giromini(16)

10	.24#	Form of Non-Qualified Stock Option Agreement under the 2007 Omnibus Incentive Plan(17)
10	.25#	Form of Restricted Stock Agreement under the 2007 Omnibus Incentive Plan(17)
10.26		Amendment No. 1 to Second Amendment and Restated Loan and Security Agreement dated March 6, 2007(18)
10.27		Second Amended and Restated Loan and Security Agreement dated March 6, 2007(19)
10	.28#	2007 Omnibus Incentive Plan, as amended(20)
21.00		List of Significant Subsidiaries(20)
23.01		Consent of Ernst & Young LLP(20)
31.01		Certification of Principal Executive Officer(20)
31.02		Certification of Principal Financial Officer(20)
32.01		Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)(20)

#	Management contract or compensatory plan.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-42810) or the Registrant’s Registration Statement on Form 8-A filed December 6, 1995 (item 3.02 and 4.02)
(2)	Incorporated by reference to the Registrant’s registration statement Form S-3 (Registration No. 333-27317) filed on May 16, 1997
(3)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2001 (File No. 1-10883)
(4)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 (File No. 1-10883)
(5)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (File No. 1-10883)
(6)	Incorporated by reference to the Registrant’s Form 8-K filed on September 29, 2003 (File No. 1-10883)
(7)	Incorporated by reference to the Registrant’s registration statement Form S-3 (Registration No. 333-109375) filed on October 1, 2003
(8)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 1-10883)
(9)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 (File No. 1-10883)
(10)	Incorporated by reference to the Registrant’s Form 8-K filed on March 11, 2005 (File No. 1-10883)
(11)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2005 (File No. 1-10883)
(12)	Incorporated by reference to the Registrant’s Form 8-K filed on December 28, 2005 (File No. 1-10883)
(13)	Incorporated by reference to the Registrant’s registration statement on Form 8-A12B filed on December 28, 2005 (File No. 1-10883)
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on March 8, 2006 (File No. 1-10883)
(15)	Incorporated by reference to the Registrant’s Form 8-K filed on May 18, 2006 (File No. 1-10883)
(16)	Incorporated by reference to the Registrant’s Form 8-K filed on January 8, 2007 (File No. 1-10883)
(17)	Incorporated by reference to the Registrant’s Form 8-K filed on May 24, 2007 (File No. 1-10883)
(18)	Incorporated by reference to the Registrant’s Form 8-K on September 26, 2007 (File No. 1-10883)
(19)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2006 (File No. 1-10883)
(20)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WABASH NATIONAL CORPORATION

February 19, 2008	By:	/s/ Robert J. Smith Robert J. SmithSenior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date	Signature and Title

February 19, 2008	By:	/s/ Richard J. Giromini Richard J. Giromini President and Chief Executive Officer, Director (Principal Executive Officer)

February 19, 2008	By:	/s/ Robert J. Smith Robert J. SmithSenior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

February 19, 2008	By:	/s/ Martin C. Jischke Dr. Martin C. Jischke Chairman of the Board of Directors

February 19, 2008	By:	/s/ David C. Burdakin David C. Burdakin Director

February 19, 2008	By:	/s/ William P. Greubel William P. Greubel Director

February 19, 2008	By:	/s/ James D. Kelly J.D. (Jim) Kelly Director

February 19, 2008	By:	/s/ Stephanie K. Kushner Stephanie K. Kushner Director

February 19, 2008	By:	/s/ Larry J. Magee Larry J. Magee Director

February 19, 2008	By:	/s/ Scott K. Sorensen Scott K. Sorensen Director

February 19, 2008	By:	/s/ Ronald L. Stewart Ronald L. Stewart Director