Form 10-Q
period 2008-03-31
WABASH NATIONAL CORP /DE
filed 2008-04-29
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-10883
WABASH NATIONAL CORPORATION
( Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	52-1375208 (IRS Employer Identification Number)
1000 Sagamore Parkway South, Lafayette, Indiana (Address of Principal Executive Offices)	47905 (Zip Code)
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
Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
The number of shares of common stock outstanding at April 24, 2008 was 30,709,136.

WABASH NATIONAL CORPORATION
INDEX
FORM 10-Q

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 6,277	$ 41,224
Accounts receivable, net	65,486	68,752
Inventories	133,225	113,125
Deferred income taxes	14,884	14,514
Prepaid expenses and other	3,168	4,046

Total current assets	223,040	241,661

PROPERTY, PLANT AND EQUIPMENT, net	120,028	122,063

DEFERRED INCOME TAXES	5,932	2,772

GOODWILL	66,317	66,317

INTANGIBLE ASSETS	31,628	32,498

OTHER ASSETS	17,449	18,271

	$ 464,394	$ 483,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 59,634	$ 40,787
Other accrued liabilities	49,229	54,258

Total current liabilities	108,863	95,045

LONG-TERM DEBT	78,629	104,500

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES	4,149	4,108

STOCKHOLDERS’ EQUITY
Preferred stock, 25,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock 75,000,000 shares authorized, $0.01 par value, 29,881,995 and 29,842,945 shares issued and outstanding, respectively	324	321
Additional paid-in capital	347,733	347,143
Retained deficit	(49,827)	(42,058)
Treasury stock at cost, 1,675,600 common shares	(25,477)	(25,477)

Total stockholders’ equity	272,753	279,929

	$ 464,394	$ 483,582

See Notes to Condensed Consolidated Financial Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
NET SALES	$ 161,061	$ 258,854

COST OF SALES	155,156	238,669

Gross profit	5,905	20,185

GENERAL AND ADMINISTRATIVE EXPENSES	11,499	12,720

SELLING EXPENSES	3,443	4,150

(Loss) Income from operations	(9,037)	3,315

OTHER INCOME (EXPENSE)
Interest expense	(1,174)	(1,546)
Foreign exchange, net	(25)	34
Gain on debt extinguishment	124	-
Other, net	32	59

(Loss) Income before income taxes	(10,080)	1,862

INCOME TAX (BENEFIT) EXPENSE	(3,693)	866

NET (LOSS) INCOME	$ (6,387)	$ 996

COMMON STOCK DIVIDENDS DECLARED	$ 0.045	$ 0.045

BASIC NET (LOSS) INCOME PER SHARE	$ (0.21)	$ 0.03

DILUTED NET (LOSS) INCOME PER SHARE	$ (0.21)	$ 0.03

COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$ (6,387)	$ 996
Foreign currency translation adjustment	-	20

NET COMPREHENSIVE (LOSS) INCOME	$ (6,387)	$ 1,016

See Notes to Condensed Consolidated Financial Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$ (6,387)	$ 996
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	5,187	4,743
Gain on debt extinguishment	(124)	-
Deferred income taxes	(3,530)	654
Excess tax benefits from stock-based compensation	-	(65)
Stock-based compensation	863	1,083
Changes in operating assets and liabilities
Accounts receivable	3,266	992
Inventories	(20,100)	(37,367)
Prepaid expenses and other	878	194
Accounts payable and accrued liabilities	13,572	20,662
Other, net	101	(425)

Net cash used in operating activities	(6,274)	(8,533)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,741)	(1,832)
Proceeds from the sale of property, plant and equipment	4	-

Net cash used in investing activities	(1,737)	(1,832)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	4	35
Excess tax benefits from stock-based compensation	-	65
Borrowings under revolving credit facilities	45,265	44,650
Payments under revolving credit facilities	(12,430)	(40,800)
Payments under long-term debt obligations	(58,412)	-
Repurchase of common stock	-	(4,658)
Common stock dividends paid	(1,363)	(1,393)

Net cash used in financing activities	(26,936)	(2,101)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(34,947)	(12,466)
CASH AND CASH EQUIVALENTS AT BEGINNING OF QUARTER	41,224	29,885

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$ 6,277	$ 17,419

See Notes to Condensed Consolidated Financial Statements.

WABASH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.  GENERAL
     The condensed consolidated financial statements of Wabash National Corporation (the Company) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations and cash flows. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2007 Annual Report on Form 10-K.
2.  NEW ACCOUNTING PRONOUNCEMENTS
     Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. The Statement provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. In February 2008, the FASB announced that it was deferring the effective date to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For these financial and nonfinancial assets and liabilities that are remeasured at least annually, this statement was effective for fiscal years beginning after November 15, 2007. As the Company’s cash and cash equivalents consists of highly liquid investments and is readily convertible into cash, the adoption of this Statement has not and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
3.  INVENTORIES
     Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Raw materials and components	$36,804	$29,666
Work in progress	5,977	1,023
Finished goods	67,802	64,772
Aftermarket parts	5,382	5,324
Used trailers	17,260	12,340

	$133,225	$113,125

4.  DEBT
     The Company maintains a $200 million loan and security agreement (Revolving Facility) with its lenders that matures March 6, 2012. The Revolving Facility is subject to a borrowing base and allows borrowing to fund the repurchase of the Company’s Senior Convertible Notes (Convertible Notes) due August 1, 2008, subject to the conditions set forth in the Revolving Facility. As of March 31, 2008, borrowings outstanding on the Revolving Facility totaled $32.8 million.
     On April 28, 2008, the Company executed an amendment to the Revolving Facility that waives a requirement to place funds in escrow on May 1, 2008 for the purpose of defeasing any remaining Convertible Notes. Under the terms of this amendment, the borrowing base is reduced by the amount of the then outstanding Convertible Notes plus accrued interest through and including August 1, 2008.
     The Company had $45.8 million in aggregate principal amount of Convertible Notes outstanding at March 31, 2008, which are currently convertible into approximately 2.5 million shares of the Company’s common stock. The Company’s Convertible Notes are, if not converted, due on August 1, 2008. In accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the Company has the intent and the ability to refinance the Convertible Notes on a long-term basis by utilizing the available capacity on the Company’s Revolving Facility. Thus, the Company has reflected the Convertible Notes as long-term debt as of March 31, 2008.
     During the first quarter of 2008, the Company retired $58.7 million of the Convertible Notes. In April 2008, the Company retired an additional $19.4 million of Convertible Notes. Subsequent to these retirements, the balance of Convertible Notes totaled $26.4 million.
5.  STOCK-BASED COMPENSATION
     The Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method. This Statement requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based upon their fair value.
     SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock option awards. The Company has valued new stock option awards granted using a binomial model, which incorporates various assumptions including volatility, expected life, dividend yield and risk-free interest rates. The expected life and volatility assumptions are based on the Company’s historical experience as well as the terms and conditions of the stock option awards it grants to employees.
     The Company’s policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method. The amount of after-tax compensation costs related to nonvested stock options and restricted stock not yet recognized was $9.0 million at March 31, 2008, for which the expense will be recognized through 2011.
6.  CONTINGENCIES
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
     Brazil Joint Venture. In March 2001, Bernard Krone Indústria e Comércio de Máquinas Agrícolas Ltda. (“BK”) filed suit against the Company in the Fourth Civil Court of Curitiba in the State of

Paraná, Brazil. Because of the bankruptcy of BK, this proceeding is now pending before the Second Civil Court of Bankruptcies and Creditors Reorganization of Curitiba, State of Paraná (No. 232/99).
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
     Intellectual Property. In October 2006, the Company filed a patent infringement suit against Vanguard National Corporation (“Vanguard”) regarding U.S. Patent Nos. 6,986,546 and 6,220,651 in the U.S. District Court for the Northern District of Indiana (Civil Action No. 4:06-cv-135); and amended the Complaint in April 2007. In May 2007, Vanguard filed its Answer to the Amended Complaint, along with Counterclaims seeking findings of non-infringement, invalidity, and unenforceability of the subject patents. The Company filed a reply to Vanguard’s counterclaims in May 2007, denying any wrongdoing or merit to the allegations as set forth in the counterclaims.
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
     Environmental Disputes. In September 2003, the Company was noticed as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. PRPs include current and former owners and operators of facilities at which hazardous substances were disposed. EPA’s allegation that the Company was a PRP arises out of the operation of a former branch facility located approximately five miles from the original site. The Company does not expect that these proceedings will have a material adverse effect on the Company’s financial condition or results of operations.
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

7.  NET INCOME PER SHARE
     Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Basic net (loss) income per share
Net (loss) income applicable to common stockholders	$ (6,387)	$ 996

Weighted average common shares outstanding	29,880	30,293

Basic net (loss) income per share	$ (0.21)	$ 0.03

Diluted net (loss) income per share
Net (loss) income applicable to common stockholders	$ (6,387)	$ 996
After-tax equivalent of interest on convertible notes	-	-

Diluted net (loss) income applicable to common stockholders	$ (6,387)	$ 996

Weighted average common shares outstanding	29,880	30,293
Dilutive stock options/shares	-	224
Convertible notes equivalent shares	-	-

Diluted weighted average common shares outstanding	29,880	30,517

Diluted net (loss) income per share	$ (0.21)	$ 0.03

     Average diluted shares outstanding for the three months ended March 31, 2008 and 2007 exclude the antidilutive effects of the Company’s Convertible Notes. The after-tax equivalent of interest on Convertible Notes was $0.5 million and $0.7 million, respectively, and the Convertible Notes equivalent shares were 4.8 million and 6.7 million, respectively. Diluted shares outstanding for the three months ended March 31, 2008 also exclude the antidilutive effects of potentially dilutive stock options totaling approximately 115,000 shares of common stock.
8.  INCOME TAXES
     The Company recognized an income tax benefit of $3.7 million in the first quarter of 2008 compared to an expense of $0.9 million in the first quarter of 2007. The effective tax rate for the first quarter of 2008 was 36.6% compared to 46.5% for the first quarter of 2007. The decrease in the provision results primarily from the decline in income before taxes.
     The following table provides reconciliation of differences from the U.S. federal statutory rate of 35% (in thousands):

	Three Months Ended March 31,
	2008	2007
Pretax book (loss) income	$ (10,080)	$ 1,862

Federal tax expense at 35% statutory rate	(3,528)	652
State and local income taxes	(363)	82
Other	198	132

Total income tax (benefit) expense	$ (3,693)	$ 866

9.  PRODUCT WARRANTIES
     The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2008	2007
Balance as of January 1	$ 17,246	$ 14,978
Provision for warranties issued in current year	547	930
Additional provisions for pre-existing warranties	331	1,021
Payments	(911)	(1,392)

Balance as of March 31	$ 17,213	$ 15,537

     The Company’s warranty policy generally provides coverage for components of the trailers the Company produces or assembles. Generally, the coverage period is five years for trailers sold prior to 2005. Beginning in 2005, the coverage period for DuraPlate® trailer panels was extended to ten years, with all other components remaining at five years. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.
10.  SEGMENTS
     a.   Segment Reporting
     Under the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has two reportable segments: manufacturing and retail and distribution. The manufacturing segment produces and sells new trailers to the retail and distribution segment or to customers who purchase trailers directly from the Company or through independent dealers. The retail and distribution segment includes the sale of new and used trailers, as well as the sale of after-market parts and service through the Company’s retail branch network.
     Reportable segment information is as follows (in thousands):

Three Months Ended		Retail and		Consolidated
March 31, 2008	Manufacturing	Distribution	Eliminations	Totals
Net sales
External customers	$132,708	$28,353	$-	$161,061
Intersegment sales	9,555	32	(9,587)	-

Total net sales	$142,263	$28,385	$(9,587)	$161,061

(Loss) Income from operations	$(8,482)	$(1,003)	$448	$(9,037)
Assets	$567,734	$127,553	$(230,893)	$464,394

Three Months Ended
March 31, 2007
Net sales
External customers	$216,554	$42,300	$-	$258,854
Intersegment sales	21,951	-	(21,951)	-

Total net sales	$238,505	$42,300	$(21,951)	$258,854

Income (loss) from operations	$4,101	$(348)	$(438)	$3,315
Assets	$673,159	$136,273	$(231,886)	$577,546

     b.     Product Information
     The Company offers products primarily in three general categories: new trailers, used trailers and parts and service. Other sales include leasing and freight revenue. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Three Months Ended March 31,
	2008		2007
	$	%	$	%
New trailers	138,787	86.2	233,481	90.2
Used trailers	7,557	4.7	8,822	3.4
Parts and service	13,124	8.1	13,773	5.3
Other	1,593	1.0	2,778	1.1

Total net sales	161,061	100.0	258,854	100.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by Wabash National Corporation (the Company) from time to time in filings with the Securities and Exchange Commission or otherwise. The words “believe,” “expect,” “anticipate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, information regarding our business plan, our expected revenues, income or loss, capital expenditures, acquisitions, divestitures, contingencies, financing and refinancing needs or plans, liquidity, plans for future operations, our enterprise resource planning (ERP) system, commodity pricing and our ability to obtain commodities, the impact of inflation and plans relating to services of the Company, as well as assumptions related to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying forward-looking statements. Statements in this report, including those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences.
     Although we believe that our expectations expressed in these forward-looking statements are reasonable, we cannot ensure that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2007 and elsewhere herein, including, but not limited to, Item 1A of Part II hereof.

RESULTS OF OPERATIONS
     The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2008	2007
	(Percentage of net sales)
Net sales	100.0%	100.0%
Cost of sales	96.3	92.2

Gross profit	3.7	7.8

General and administrative expenses	7.1	4.9
Selling expenses	2.2	1.6

(Loss) Income from operations	(5.6)	1.3

Interest expense	(0.7)	(0.6)

(Loss) Income before income taxes	(6.3)	0.7

Income tax (benefit) expense	(2.3)	0.3

Net (loss) income	(4.0)%	0.4%

     In the three-month period ended March 31, 2008, we recorded net sales of $161.1 million compared to $258.9 million in the prior period. Despite an increase in average selling prices for van trailers, net sales declined year over year due to a 4,700 unit, or 43%, decline in trailer volumes compared to the prior period resulting from the weak market demand that is a product of the current macroeconomic environment and the continuing recessionary conditions in the transportation industry. Gross profit margin declined to 3.7% in the first quarter of 2008 compared to 7.8% in the first quarter of 2007. The gross profit was negatively impacted by reduced volumes and increased material costs. Operating income was positively impacted in the first quarter by a decrease in general and administrative costs compared to the 2007 period due to a reduction in professional fees, primarily for legal and information technology support.
     As a recognized industry leader, we continue to focus on product innovation, lean manufacturing, strategic sourcing and workforce rationalization in order to strengthen our industry position and increase profitability.
Three Months Ended March 31, 2008
Net Sales
     Net sales for the first quarter of 2008 were $161.1 million, a decrease of $97.8 million, or 37.8%, compared to the first quarter of 2007. By business segment, net external sales and related units sold were as follows (in millions, except unit data):

	Three Months Ended March 31,
	2008	2007	% Change
Sales by segment:
Manufacturing	$132.7	$216.6	(38.7)
Retail and distribution	28.4	42.3	(32.9)

Total	$161.1	$258.9	(37.8)

(units)

New trailer units:
Manufacturing	5,900	10,000	(41.0)
Retail and distribution	400	1,000	(60.0)

Total	6,300	11,000	(42.7)

Used trailer units	1,100	1,100	-

     Manufacturing segment sales were $132.7 million in the first quarter of 2008, down $83.9 million, or 38.7%, compared to the prior year period. New trailer sales declined 4,100 units, or approximately $85.8 million, due to weak market demand. The decrease was partially offset by higher average selling prices totaling $3.2 million due to both the efforts made to offset material price increases and product mix as we shipped a larger percentage of the higher priced DuraPlate® units and fewer lower priced FreightPro® and pup trailers in 2008 compared to the same period in 2007.
     Retail and distribution segment sales were $28.4 million in the first quarter of 2008, down $13.9 million, or 32.9%, compared to the prior year period due to weak market demand. New trailer sales decreased $12.0 million as a result of a decline in unit volume, offset in part by higher average selling prices and favorable product mix. Used trailer sales were down $1.3 million due to the mix of trailers sold.
Gross Profit
     Gross profit for the first quarter of 2008 was $5.9 million compared to $20.2 million for the 2007 period, a decrease of $14.3 million, or 70.8%. Gross profit as a percent of sales was 3.7% for the quarter compared to 7.8% for the same period in 2007. Gross profit by segment was as follows (in millions):

	Three Months Ended March 31,
	2008	2007	% Change
Gross profit by segment:
Manufacturing	$3.6	$17.9	(79.9)
Retail and distribution	1.9	2.7	(29.6)
Eliminations	0.4	(0.4)

Total gross profit	$5.9	$20.2	(70.8)

     Manufacturing segment gross profit in the first quarter of 2008 was $3.6 million, a 79.9% reduction compared to the first quarter of 2007. Gross profit as a percentage of sales was 2.7% in the first quarter of 2008 compared to 8.3% in the first quarter of 2007. The decrease in gross profit was primarily driven by the 41.0% decline in volumes and increases in raw material costs.

     Retail and distribution segment gross profit in 2008 was $1.9 million, a 29.6% reduction from the prior year period, primarily from lower trailer sales volumes. The retail and distribution segment’s gross profit as a percent of sales was 6.7% in 2008, compared to 6.4% in 2007.
General and Administrative Expenses
     General and administrative expenses for the quarter decreased $1.2 million to $11.5 million from $12.7 million in the prior year period primarily due to lower legal and information technology related costs and lower employee-related costs.
Selling Expenses
     Selling expenses for the quarter decreased $0.7 million to $3.4 million primarily due to a decrease in employee-related costs.
Income Taxes
     We recognized income tax benefit of $3.7 million in the first quarter of 2008 compared to expense of $0.9 million in the first quarter of 2007. The effective tax rate for the first quarter of 2008 was 36.6% compared to 46.5% for the first quarter of 2007. The decrease in the provision results primarily from the decline in income before taxes.
Liquidity and Capital Resources
Capital Structure
     Our capital structure is comprised of a mix of equity and debt. As of March 31, 2008, our debt to equity ratio was approximately 0.3:1.0. Our objective is to generate operating cash flows sufficient to fund normal working capital requirements, capital expenditures, pay dividends, fund potential stock repurchases and take advantage of market opportunities.
Debt Agreements
     We maintain a $200 million loan and security agreement (Revolving Facility) with our lenders that matures March 6, 2012. The Revolving Facility is subject to a borrowing base and allows borrowing to fund the repurchase of our Senior Convertible Notes (Convertible Notes) due August 1, 2008, subject to the conditions set forth in the Revolving Facility. As of March 31, 2008, borrowings outstanding on the Revolving Facility totaled $32.8 million.
     On April 28, 2008, we executed an amendment to the Revolving Facility that waives a requirement to place funds in escrow on May 1, 2008 for the purpose of defeasing any remaining Convertible Notes. Under the terms of this amendment, the borrowing base is reduced by the amount of the then outstanding Convertible Notes plus accrued interest through and including August 1, 2008.
     We had $45.8 million in aggregate principal amount of Convertible Notes outstanding at March 31, 2008, which are currently convertible into approximately 2.5 million shares of our common stock. Our Convertible Notes are, if not converted, due on August 1, 2008. In accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, we have the intent and the ability to refinance the Convertible Notes on a long-term basis by utilizing the available capacity on our Revolving Facility. Thus, we have reflected the Convertible Notes as long-term debt as of March 31, 2008.

     During the first quarter of 2008, we retired $58.7 million of the Convertible Notes. In April 2008, we retired an additional $19.4 million of Convertible Notes. Subsequent to these retirements, the balance of Convertible Notes totaled $26.4 million.
Cash Flow
     Cash used in operating activities in the first quarter of 2008 amounted to $6.3 million compared to $8.5 million in the same period of 2007. The change was primarily a result of a $13.7 million improvement in working capital offset by an $11.4 million reduction in net income, adjusted for non-cash items. The following is a discussion of factors impacting certain working capital items in the first quarter of 2008 compared to the prior year period:
-	Accounts receivable decreased $3.3 million during 2008 compared to a decrease of $1.0 million in 2007 due to improved collections and lower sales levels. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was approximately 37 days in 2008 compared to 38 days in 2007.

-	Inventory increased $20.1 million during 2008 compared to an increase of $37.4 million in 2007. Inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns, was approximately six times in 2008 compared to eight times in 2007 due to weaker market conditions.

-	Accounts payable and accrued liabilities increased $13.6 million in 2008 compared to an increase of $20.7 million in 2007. The increases were primarily due to the increases in raw materials and finished good inventories.
     Investing activities used $1.7 million during the first quarter of 2008 compared to $1.8 million in the prior year period. The decrease of $0.1 million from the prior year was due to reduced capital spending.
     Financing activities used $26.9 million during the first quarter of 2008 as borrowing under the Revolving Facility were used to retire $58.4 million of Convertible Notes.
     As of March 31, 2008 and after taking into account the amendment to our Revolving Facility dated April 28, 2008, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to approximately $100.2 million and total debt and lease obligations amounted to approximately $82.9 million, including $4.3 million of off-balance sheet operating leases. During 2008, we are required to extinguish our Convertible Notes of which $45.8 million aggregate principal amount were outstanding at March 31, 2008. We currently anticipate funding this extinguishment through available borrowings under the Revolving Facility. After considering this extinguishment, we expect that in 2008, we will be able to generate sufficient cash flow from operations to fund our anticipated working capital, capital expenditures and quarterly dividend payments.
Capital Expenditures
     Capital spending amounted to approximately $1.7 million for the first three months of 2008 and is anticipated to be in the range of $10-12 million for 2008. The majority of our capital spending for 2008 will be related to improvements to our Lafayette facilities intended to streamline production flow and enhance manufacturing efficiency. In addition, in February 2008, we announced the construction of a new $25 million manufacturing facility in Franklin, Kentucky. Construction of the new facility will commence as leading market indicators dictate which may be as early as the fourth quarter of 2008. The cost of the Kentucky facility is expected to be financed through a combination of Industrial Revenue Bonds, lease arrangements and operating cash flow.
Off-Balance Sheet Transactions
     As of March 31, 2008, we had approximately $4.3 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter.
Contractual Obligations and Commercial Commitments
     We have included a summary of our Contractual Obligations and Commercial Commitments on our annual report on Form 10-K, for the year ended December 31, 2007. With the exception of the changes to our outstanding debt obligations as discussed in Note 4 of the Condensed Consolidated Financial Statements, there have been no material changes to the summary provided in that report.
Backlog
     Orders that have been confirmed by customers in writing and can be produced during the next 18 months are included in backlog. Orders that comprise the backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $537 million at March 31, 2008 compared to $336 million at December 31, 2007. We expect to complete the majority of our existing backlog orders within the next 12 months.
OUTLOOK
     According to the most recent A.C.T. Research Co., LLC (ACT) estimates, total trailer industry shipments for 2008 are expected to be down 25% from 2007 to approximately 162,000 units. The decrease in the demand for trailers reflects the weakness of truck freight, which has trended down since the latter part of 2006 as a result of general economic conditions and, more particularly, declines in new home construction and automotive manufacturing. ACT estimates that sales in 2009 will rise 15% to approximately 186,000 units. The most significant concern in 2008 remains the global economy, especially housing and construction-related markets in the U.S. Management’s expectation is that the trailer industry will continue to be soft in the first half of the year and rebound slightly in the second half of the year.
     We believe we are in a strong position in the industry because: (1) our core customers are among the dominant participants in the trucking industry; (2) our DuraPlate® trailer continues to have increased market acceptance; (3) our focus is on developing solutions that reduce our customers’ trailer maintenance costs; and (4) we expect some expansion of our presence into mid-market carriers. Since implementing our mid-market sales strategy four years ago, we have added approximately 260 new mid-market customers accounting for orders of over 18,800 new trailers.
     Pricing will be difficult in 2008 due to weak demand and fierce competitive activity. Raw material and component costs are expected to continue to trend upward based on world commodity prices for oil, steel and aluminum. As has been our policy, we will endeavor to pass along raw material and component price increases to our customers. However, we expect that the imbalance between commodity prices and selling costs and the constrained demand for trailers resulting from a weak freight environment will impact near-term profitability.

     We continue to focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition to increase profitability. Longer term, we are implementing our strategic plan that includes increased focus on expanding sales of our DuraPlate® products, implementing strategic purchasing solutions and improving our manufacturing footprint.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     We have included a summary of our Critical Accounting Policies and Estimates in our annual report on Form 10-K, for the year ended December 31, 2007. There have been no material changes to the summary provided in that report.
NEW ACCOUNTING PRONOUNCEMENTS
Fair Value Measurements
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. The Statement provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. In February 2008, the FASB announced that it was deferring the effective date to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For these financial and nonfinancial assets and liabilities that are remeasured at least annually, this statement is effective for fiscal years beginning after November 15, 2007. As our cash and cash equivalents consists of highly liquid investments and is readily convertible into cash, the adoption of this Statement has not and is not expected to have a material impact on our financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
     In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices and interest rates. The following discussion provides additional detail regarding our exposure to these risks.
Commodity Prices
     We are exposed to fluctuations in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and polyethylene. Given the historical volatility of certain commodity prices, this exposure can materially impact product costs. Historically, we have managed aluminum price changes by entering into fixed price contracts with our suppliers. As of March 31, 2008, we had $15.8 million in raw material purchase commitments through December 2008 for materials that will be used in the production process. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in product prices, our results would be materially and adversely affected.

Interest Rates
     As of March 31, 2008, we had $32.8 million of floating rate debt outstanding under our revolving facility. For the three-month period ending March 31, 2008, we maintained an average floating rate borrowing level of $6.5 million. A hypothetical 100 basis-point change in the floating interest rate from the current level would result in a corresponding $0.3 million change in interest expense over a one-year period. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 14a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of March 31, 2008.
Changes in Internal Controls
     There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS
     You should carefully consider the risks described in our Annual Report on Form 10-K, for the year ended December 31, 2007, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     We have a stock repurchase program (Repurchase Program) that allows the repurchase of common stock up to $50 million and extends through September 15, 2008. As of March 31, 2008, $25.8 million remained available under the program. Stock repurchases under this program may be made in the open market or in private transactions, at times and in amounts that management deems appropriate. During the first quarter of 2008, no stock repurchases under the Repurchase Program were made.
     During the first quarter of 2008, we retired $58.7 million of our Convertible Notes reducing the number of shares that would be converted upon maturity to approximately 2.5 million shares. We retired an additional $19.4 million of Convertible Notes in April 2008 further reducing the number of shares convertible upon maturity to approximately 1.4 million shares. In addition, 5,981 shares were surrendered or withheld to cover withholding tax obligations upon vesting of restricted stock awards.

ITEM 6.	EXHIBITS
(a)	Exhibits:
10.01	Amendment No. 2 to Second Amended and Restated Loan and Security Agreement dated March 6, 2007

31.01	Certification of Principal Executive Officer

31.02	Certification of Principal Financial Officer

32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: April 29, 2008	By:	/s/ Robert J. Smith Robert J. Smith
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)