Form 10-Q
period 2008-06-30
WABASH NATIONAL CORP /DE
filed 2008-07-31
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares of common stock outstanding at July 25, 2008 was 30,726,011.

WABASH NATIONAL CORPORATION
INDEX
FORM 10-Q

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 27,777	$ 41,224
Accounts receivable, net	49,009	68,752
Inventories	133,264	113,125
Deferred income taxes	14,377	14,514
Prepaid expenses and other	2,595	4,046

Total current assets	227,022	241,661

PROPERTY, PLANT AND EQUIPMENT, net	118,041	122,063

DEFERRED INCOME TAXES	7,393	2,772

GOODWILL	66,317	66,317

INTANGIBLE ASSETS	30,772	32,498

OTHER ASSETS	16,985	18,271

	$ 466,530	$ 483,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 65,150	$ 40,787
Other accrued liabilities	47,143	54,258

Total current liabilities	112,293	95,045

LONG-TERM DEBT	80,407	104,500

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES	4,082	4,108

STOCKHOLDERS’ EQUITY
Preferred stock, 25,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock 75,000,000 shares authorized, $0.01 par value, 29,990,977 and 29,842,945 shares issued and outstanding, respectively	324	321
Additional paid-in capital	349,313	347,143
Retained deficit	(54,412)	(42,058)
Treasury stock at cost, 1,675,600 common shares	(25,477)	(25,477)

Total stockholders’ equity	269,748	279,929

	$ 466,530	$ 483,582

See Notes to Condensed Consolidated Financial Statements

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
NET SALES	$201,484	$294,849	$362,545	$553,703

COST OF SALES	190,711	267,017	345,867	505,686

Gross profit	10,773	27,832	16,678	48,017

GENERAL AND ADMINISTRATIVE EXPENSES	10,457	12,439	21,956	25,159

SELLING EXPENSES	3,326	3,963	6,769	8,113

(Loss) Income from operations	(3,010)	11,430	(12,047)	14,745

OTHER INCOME (EXPENSE)
Interest expense	(1,021)	(1,448)	(2,195)	(2,994)
Foreign exchange, net	19	362	(6)	396
Gain on debt extinguishment	27	-	151	-
Other, net	(228)	(565)	(196)	(506)

(Loss) Income before income taxes	(4,213)	9,779	(14,293)	11,641

INCOME TAX (BENEFIT) EXPENSE	(1,010)	3,904	(4,703)	4,770

NET (LOSS) INCOME	$(3,203)	$5,875	$(9,590)	$6,871

COMMON STOCK DIVIDENDS DECLARED	$0.045	$0.045	$0.09	$0.09

BASIC NET (LOSS) INCOME PER SHARE	$(0.11)	$0.19	$(0.32)	$0.23

DILUTED NET (LOSS) INCOME PER SHARE	$(0.11)	$0.18	$(0.32)	$0.22

COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(3,203)	$5,875	$(9,590)	$6,871
Foreign currency translation adjustment	-	206	-	226

NET COMPREHENSIVE (LOSS) INCOME	$(3,203)	$6,081	$(9,590)	$7,097

See Notes to Condensed Consolidated Financial Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(9,590)	$6,871
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	10,381	9,623
Net loss (gain) on the sale of assets	315	(81)
Gain on debt extinguishment	(151)	-
Deferred income taxes	(4,484)	4,478
Excess tax benefits from stock-based compensation	(5)	(33)
Stock-based compensation	2,170	1,967
Changes in operating assets and liabilities
Accounts receivable	19,743	18,444
Inventories	(20,139)	(46,378)
Prepaid expenses and other	1,452	1,207
Accounts payable and accrued liabilities	17,005	12,190
Other, net	(61)	393

Net cash provided by operating activities	16,636	8,681

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,746)	(4,017)
Acquisition, net of cash acquired	-	(4,500)
Proceeds from the sale of property, plant and equipment	47	95

Net cash used in investing activities	(3,699)	(8,422)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	81	74
Excess tax benefits from stock-based compensation	5	33
Borrowings under revolving credit facilities	82,184	86,619
Payments under revolving credit facilities	(28,184)	(86,619)
Payments under long-term debt obligations	(77,726)	-
Repurchases of common stock	-	(8,210)
Common stock dividends paid	(2,744)	(2,767)

Net cash used in financing activities	(26,384)	(10,870)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,447)	(10,611)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,224	29,885

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,777	$19,274

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
3. INVENTORIES
     Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Raw materials and components	$41,234	$29,666
Work in progress	6,576	1,023
Finished goods	62,491	64,772
Aftermarket parts	5,709	5,324
Used trailers	17,254	12,340

	$133,264	$113,125

4. DEBT
     The Company maintains a $200 million loan and security agreement (Revolving Facility) with its lenders that matures March 6, 2012. The Revolving Facility is subject to a borrowing base and allows borrowing to fund the repurchase or refinancing of the Company’s Senior Convertible Notes (Convertible Notes) due August 1, 2008, subject to the conditions set forth in the Revolving Facility. As of June 30, 2008, borrowings outstanding on the Revolving Facility totaled $54.0 million.
     On April 28, 2008, the Company executed an amendment to the Revolving Facility that waives a requirement to place funds in escrow on May 1, 2008 for the purpose of defeasing any remaining Convertible Notes. Under the terms of this amendment, the borrowing base is reduced by the amount of the then outstanding Convertible Notes plus accrued interest through and including August 1, 2008.
     The Company had $26.4 million in aggregate principal amount of Convertible Notes outstanding at June 30, 2008, which are currently convertible into approximately 1.4 million shares of the Company’s common stock. The Company’s Convertible Notes are, if not converted, due on August 1, 2008. In accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the Company has the intent and the ability to refinance the Convertible Notes on a long-term basis by utilizing the available capacity on the Company’s Revolving Facility. Thus, the Company has reflected the Convertible Notes as long-term debt as of June 30, 2008.
     During the second quarter of 2008, the Company purchased and retired $19.4 million of Convertible Notes.
5. STOCK-BASED COMPENSATION
     The Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method. This Statement requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based upon their fair value.
     SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock option awards. The Company has valued new stock option awards granted using a binomial model, which incorporates various assumptions including volatility, expected life, dividend yield and risk-free interest rates. The expected life and volatility assumptions are based on the Company’s historical experience as well as the terms and conditions of stock option awards it grants to employees.
     The Company’s policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method. The amount of after-tax compensation costs related to nonvested stock options and restricted stock not yet recognized was $8.3 million at June 30, 2008, for which the expense will be recognized through 2011.
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

7. NET INCOME PER SHARE
     Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic net (loss) income per share
Net (loss) income applicable to common stockholders	$ (3,203)	$ 5,875	$ (9,590)	$ 6,871

Weighted average common shares outstanding	29,927	30,233	29,903	30,263

Basic net (loss) income per share	$ (0.11)	$ 0.19	$ (0.32)	$ 0.23

Diluted net (loss) income per share
Net (loss) income applicable to common stockholders	$ (3,203)	$ 5,875	$ (9,590)	$ 6,871
After-tax equivalent of interest on convertible notes	-	741	-	1,482

Diluted net (loss) income applicable to common stockholders	$ (3,203)	$ 6,616	$ (9,590)	$ 8,353

Weighted average common shares outstanding	29,927	30,233	29,903	30,263
Dilutive stock options/shares	-	306	-	265
Convertible notes equivalent shares	-	6,676	-	6,667

Diluted weighted average common shares outstanding	29,927	37,215	29,903	37,195

Diluted net (loss) income per share	$ (0.11)	$ 0.18	$ (0.32)	$ 0.22

     Average diluted shares outstanding for the three and six month periods ended June 30, 2008 exclude the antidilutive effects of the Company’s Convertible Notes. For the three and six month periods ended June 30, 2008, the after-tax equivalent of interest on Convertible Notes was $0.2 million and $0.7 million, respectively, and the Convertible Notes equivalent shares were 1.6 million and 3.2 million, respectively. Diluted shares outstanding for the three and six month periods ended June 30, 2008 also exclude the antidilutive effects of potentially dilutive stock options totaling approximately 83,000 and 99,000 shares of common stock, respectively.
8. INCOME TAXES
     The Company recognized an income tax benefit of $4.7 million in the first six months of 2008 compared to an expense of $4.8 million in the prior year period. The effective tax rate for the first half of 2008 was 32.9% compared to 41.0% for the prior year period. For 2008, the effective tax rate differs from the U.S. Federal statutory rate of 35% primarily due to a valuation allowance provided for state income taxes.

     The following table provides reconciliation of differences from the U.S. federal statutory rate of 35% (in thousands):

	Six Months Ended June 30,
	2008	2007
Pretax book income	$(14,293)	$ 11,641

Federal tax expense at 35% statutory rate	(5,003)	4,074
State and local income taxes	(562)	554
Provision for (utilization of) valuation allowance for net operating losses - U.S.	557	(40)
Other	305	182

Total income tax expense	$ (4,703)	$ 4,770

9. PRODUCT WARRANTIES
     The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2008	2007
Balance as of January 1	$ 17,246	$ 14,978
Provision for warranties issued in current year	1,226	2,134
Additional provisions for pre-existing warranties	480	1,584
Payments	(2,388)	(2,504)

Balance as of June 30	$ 16,564	$ 16,192

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

     Reportable segment information is as follows (in thousands):

Three Months Ended		Retail and		Consolidated
June 30, 2008	Manufacturing	Distribution	Eliminations	Totals
Net sales
External customers	$160,655	$40,829	$-	$201,484
Intersegment sales	15,463	-	(15,463)	$-

Total net sales	$176,118	$40,829	$(15,463)	$201,484

(Loss) Income from operations	$(2,910)	$(383)	$283	$(3,010)
Assets	$566,272	$130,868	$(230,610)	$466,530

Three Months Ended
June 30, 2007
Net sales
External customers	$254,294	$40,555	$-	$294,849
Intersegment sales	14,358	-	(14,358)	$-

Total net sales	$268,652	$40,555	$(14,358)	$294,849

Income (Loss) from operations	$11,946	$(290)	$(226)	$11,430
Assets	$664,176	$129,671	$(232,112)	$561,735

Six Months Ended
June 30, 2008
Net sales
External customers	$293,363	$69,182	$-	$362,545
Intersegment sales	25,018	32	(25,050)	$-

Total net sales	$318,381	$69,214	$(25,050)	$362,545

(Loss) Income from operations	$(11,392)	$(1,386)	$731	$(12,047)
Assets	$566,272	$130,868	$(230,610)	$466,530

Six Months Ended
June 30, 2007
Net sales
External customers	$470,848	$82,855	$-	$553,703
Intersegment sales	36,309	-	(36,309)	$-

Total net sales	$507,157	$82,855	$(36,309)	$553,703

Income (Loss) from operations	$16,047	$(638)	$(664)	$14,745
Assets	$664,176	$129,671	$(232,112)	$561,735
     b. Product Information
     The Company offers products primarily in three general categories: new trailers, used trailers and parts and service. Other sales include leasing and freight revenue. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	$	%	$	%	$	%	$	%
New trailers	175,448	87.1	264,988	89.9	314,235	86.7	498,469	90.0
Used trailers	10,906	5.4	12,843	4.4	18,463	5.1	21,665	3.9
Parts and service	14,402	7.1	14,916	5.0	27,526	7.6	28,689	5.2
Other	728	0.4	2,102	0.7	2,321	0.6	4,880	0.9

Total net sales	201,484	100.0	294,849	100.0	362,545	100.0	553,703	100.0

11. SUBSEQUENT EVENT
     On July 24, 2008, the Company purchased certain assets including equipment and inventory from Benson International, LLC, a manufacturer of aluminum flatbeds, dump trailers and other truck bodies, for approximately $5.0 million. The Company also entered into a three year lease for Benson’s manufacturing facility with payments totaling approximately $1.8 million and an exclusive option to purchase at the end of the lease term. The manufacturing facility and related assets are located in Cadiz, Kentucky.

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
RESULTS OF OPERATIONS
     The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.7	90.6	95.4	91.3

Gross profit	5.3	9.4	4.6	8.7

General and administrative expenses	5.2	4.2	6.1	4.5
Selling expenses	1.6	1.3	1.8	1.5

(Loss) Income from operations	(1.5)	3.9	(3.3)	2.7

Interest expense	(0.5)	(0.5)	(0.6)	(0.5)
Foreign exchange, net	-	0.1	-	0.1
Other, net	(0.1)	(0.2)	-	(0.2)

(Loss) Income before income taxes	(2.1)	3.3	(3.9)	2.1

Income tax (benefit) expense	(0.5)	1.3	(1.3)	0.9

Net (loss) income	(1.6)%	2.0%	(2.6)%	1.2%

     In the three and six month periods ended June 30, 2008, we recorded net sales of $201.5 million and $362.5 million, respectively, compared to $294.8 million and $553.7 million in the prior year periods. Despite an increase in average selling prices, net sales declined year over year for the six month period ended June 30, 2008 due to a 9,200, or 39%, decline in trailer volumes compared to the prior year period resulting from continued weak market demand which is a product of the current macroeconomic environment and the continuing recessionary conditions in the transportation industry. Gross profit margin as a percentage of sales declined to 5.3% in the second quarter of 2008 compared to 9.4% in the second quarter of 2007. Gross profit was negatively impacted by reduced volumes and increased material costs. Loss from operations in the three and six month periods ended June 30, 2008, was $3.0 million and $12.0 million, respectively, compared to income of $11.4 million and $14.7 million for the same periods in 2007. Operating income was favorably impacted for the three and six month periods of 2008 due to a decrease in selling, general and administrative costs compared to the 2007 periods resulting from reductions in professional services, salaries and other employee related expenses.
     As a recognized industry leader, we continue to focus on product innovation, lean manufacturing, strategic sourcing and workforce rationalization in order to strengthen our industry position and improve operating results.
Three Months Ended June 30, 2008
Net Sales
     Net sales decreased $93.3 million, or 31.6%, compared to the second quarter of 2007. By business segment, net external sales and related units sold were as follows (dollars in millions):

	Three Months Ended June 30,
	2008	2007	% Change
Sales by segment
Manufacturing	$160.7	$254.2	(36.8)
Retail and distribution	40.8	40.6	0.5

Total	$201.5	$294.8	(31.6)

	(units)

New trailer units
Manufacturing	7,200	11,800	(39.0)
Retail and distribution	800	700	14.3

Total	8,000	12,500	(36.0)

Used trailer units	2,000	1,500	33.3

     Manufacturing segment sales were $160.7 million in the second quarter of 2008, down $93.5 million, or 36.8%, compared to the second quarter of 2007. Due to weak market demand, new trailer sales decreased approximately 4,600 units, or $95.4 million. The decrease in sales volumes in the second quarter of 2008 was partially offset by higher average selling prices totaling $3.2 million due primarily to product mix.
     Retail and distribution segment sales were $40.8 million in the second quarter of 2008, up $0.2 million, or 0.5%, compared to the second quarter of 2007. New trailer sales increased $2.6 million due to higher volume which was partially offset by unfavorable pricing as weak market conditions impacted average selling prices. Used trailer sales were down $1.9 million despite higher volume as product mix was unfavorable in the quarter due to the model age of trailers sold and their condition. Parts and service sales were down less than $1.0 million in the 2008 period compared to the prior year period due to weak customer demand.
Gross Profit
     Gross profit was $10.8 million in the second quarter of 2008, down $17.0 million, or 61.2%, from the prior year period. Gross profit as a percent of sales was 5.3% for the quarter compared to 9.4% for the same period in 2007. Gross profit by segment was as follows (in millions):

	Three Months Ended June 30,
	2008	2007	% Change
Gross profit by segment
Manufacturing	$8.0	$25.2	(68.3)
Retail and distribution	2.5	2.9	(13.8)
Eliminations	0.3	(0.3)

Total gross profit	$10.8	$27.8	(61.2)

     Manufacturing segment gross profit in the second quarter of 2008 was $8.0 million, a decrease of $17.2 million, or 68.3%, compared to the second quarter of 2007. As a percentage of sales, gross profit margin was 5.0% compared to 9.9% for the prior year period. The decrease in gross profit and gross profit margin percentage was primarily driven by the 39.0% decline in new trailer volumes and increases in raw material costs that outpaced selling prices.
     Retail and distribution segment gross profit in the second quarter of 2008 was $2.5 million, a decrease of $0.4 million, or 13.8%, compared to the 2007 period. Gross profit as a percentage of sales was 6.1% compared to 7.1% for the prior year period due to pricing pressures on new trailers and an unfavorable change in product mix for used trailers.
General and Administrative Expenses
     General and administrative expenses decreased $2.0 million to $10.5 million in the second quarter of 2008 compared to the prior year period primarily due to reductions in professional services, salaries and employee related costs.
Selling Expenses
     Selling expenses decreased $0.6 million to $3.3 million in the second quarter of 2008 compared to the prior year period primarily due to decreases in salaries, employee related costs, advertising and promotional expenses.
Income Taxes
     We recognized an income tax benefit of $1.0 million for the three months ending June 30, 2008, compared to an expense of $3.9 million in the prior year period. The effective tax rate for the second quarter of 2008 was 24.0% compared to 39.9% for the second quarter of 2007. For the second quarter of 2008, the effective tax rate differs from the U.S. Federal statutory rate of 35% primarily due to a valuation allowance provided for state income taxes.
Six Months Ended June 30, 2008
Net Sales
     Net sales for the first six months were $362.5 million, a decrease of $191.2 million, or 34.5%, compared to the 2007 period. By business segment, net external sales and related units sold were as follows (dollars in millions):

	Six Months Ended June 30,
	2008	2007	% Change
Sales by segment
Manufacturing	$293.3	$470.8	(37.7)
Retail and distribution	69.2	82.9	(16.5)

Total	$362.5	$553.7	(34.5)

(units)

New trailer units
Manufacturing	13,100	21,800	(39.9)
Retail and distribution	1,200	1,700	(29.4)

Total	14,300	23,500	(39.1)

Used trailer units	3,100	2,600	19.2

     Manufacturing segment sales were $293.3 million for the first six months of 2008, a decrease of $177.5 million, or 37.7%, compared to the prior year period. The decrease was primarily due to lower trailer volumes of 8,700 units which had an impact of $181.2 million. The volume decline was due to weak market demand. The decrease in sales volumes in the first half of 2008 was partially offset by higher average selling prices totaling $6.4 million due to the efforts made to offset material price increases and product mix.
     Retail and distribution segment sales were $69.2 million for the first six months of 2008, down $13.7 million, or 16.5%, compared to the prior year period. This decrease was primarily the result of lower new trailer volumes from weak demand and lower average selling prices for used trailers as product mix was unfavorable in the current year period due to the model age of used trailers sold and their condition. Parts and service sales in the first half of 2008 were down less than $1.0 million compared to the prior year period due to weak customer demand.
Gross Profit
     Gross profit for the first six months of 2008 was $16.7 million, down $31.3 million, or 65.2%, compared to the first six months of 2007. Gross profit as a percent of sales was 4.6% compared to 8.7% for the same period in 2007. Gross profit by segment was as follows (in millions):

	Six Months Ended June 30,
	2008	2007	% Change
Gross profit by segment
Manufacturing	$11.6	$43.1	(73.1)
Retail and distribution	4.4	5.6	(21.4)
Eliminations	0.7	(0.7)

Total gross profit	$16.7	$48.0	(65.2)

     Manufacturing segment gross profit was $11.6 million for the first six months of 2008, a decrease of $31.5 million, or 73.1%, compared to the prior year period. Gross profit as a percentage of sales was 4.0% compared to 9.2% for the first six months of 2007. The decrease in gross profit and gross profit margin percentage was primarily driven by the 39.9% decline in volumes and increases in raw material costs which outpaced selling prices.
     Retail and distribution segment gross profit for the first six months of 2008 was $4.4 million, a decrease of $1.2 million, or 21.4%, compared to the prior year period. Gross profit as a percentage of sales was 6.4% compared to 6.8% in the prior year period due to product mix and pricing pressures on new trailers.
General and Administrative Expenses
     General and administrative expenses decreased $3.2 million to $22.0 million in the first six months of 2008 compared to the prior year period primarily due to lower professional services, salaries and employee related costs.

Selling Expenses
     Selling expenses decreased $1.3 million to $6.8 million in the first six months of 2008 compared to the prior year period primarily due to decreases in salaries, employee related costs, advertising and promotional expenses.
Income Taxes
     We recognized an income tax benefit of $4.7 million for the six months ending June 30, 2008, compared to an expense of $4.8 million in the prior year period. The effective tax rate for the first six months of 2008 was 32.9% compared to 41.0% for the prior year period. For 2008, the effective tax rate differs from the U.S. Federal statutory rate of 35% primarily due to a valuation allowance provided for state income taxes.
Liquidity and Capital Resources
Capital Structure
     Our capital structure is comprised of a mix of equity and debt. As of June 30, 2008, our debt to equity ratio was approximately 0.3:1.0. Our objective is to generate operating cash flows sufficient to fund normal working capital requirements, capital expenditures, pay dividends, fund potential stock repurchases and take advantage of market opportunities.
Debt Facilities
     We maintain a $200 million loan and security agreement (Revolving Facility) with our lenders that matures March 6, 2012. The Revolving Facility is subject to a borrowing base and allows borrowing to fund the repurchase or refinancing of our Senior Convertible Notes (Convertible Notes) due August 1, 2008, subject to the conditions set forth in the Revolving Facility. As of June 30, 2008, borrowings outstanding on the Revolving Facility totaled $54.0 million.
     On April 28, 2008, we executed an amendment to the Revolving Facility that waives a requirement to place funds in escrow on May 1, 2008 for the purpose of defeasing any remaining Convertible Notes. Under the terms of this amendment, the borrowing base is reduced by the amount of the then outstanding Convertible Notes plus accrued interest through and including August 1, 2008.
     We had $26.4 million in aggregate principal amount of Convertible Notes outstanding at June 30, 2008, which are currently convertible into approximately 1.4 million shares of our common stock. Our Convertible Notes are, if not converted, due on August 1, 2008. In accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, we have the intent and the ability to refinance the Convertible Notes on a long-term basis by utilizing the available capacity on our Revolving Facility. Thus, we have reflected the Convertible Notes as long-term debt as of June 30, 2008.
     During the second quarter of 2008, we purchased and retired $19.4 million of Convertible Notes.
Cash Flow
     Cash provided by operating activities for the six months ended June 30, 2008 amounted to $16.6 million compared to $8.7 million in 2007. The change was primarily a result of a $32.1 million improvement in working capital offset by a $24.2 million reduction in net income, adjusted for non-cash items. The following is a discussion of factors impacting certain working capital items in 2008 compared to the prior year period:
-	Accounts receivable decreased $19.7 million during 2008 compared to a decrease of $18.4 million in 2007 due to improved collections and lower sales levels. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was approximately 23 days in 2008 compared to 29 days in 2007.

-	Inventory increased $20.1 million during 2008 compared to an increase of $46.4 million in 2007. Inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns over per year, were approximately six in 2008 compared to seven in 2007. This decline was due to higher raw material and used trailer levels.

-	Accounts payable and accrued liabilities increased $17.0 million in 2008 compared to an increase of $12.2 million in 2007. The increases were primarily due to the increases in raw materials inventories.
     Investing activities used $3.7 million during the 2008 period compared to $8.4 million in the prior year period. The second quarter of 2007 included $4.5 million due to the additional purchase price payment based on Transcraft’s achievement of 2006 performance targets.
     Financing activities used $26.4 million during the first six months of 2008 as borrowings under the Revolving Facility were used to purchase and retire $77.7 million of Convertible Notes.
     As of June 30, 2008, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to approximately $102.6 million and total debt and lease obligations amounted to approximately $84.0 million, including $3.6 million of off-balance sheet operating leases. In August 2008, we are required to retire our Convertible Notes of which $26.4 million aggregate principal amount was outstanding at June 30, 2008. We currently anticipate funding this retirement through cash on hand and available borrowings under the Revolving Facility. After considering this retirement, we expect that in 2008, we will be able to generate sufficient cash flow from operations and available borrowings under the Revolving Facility to fund our anticipated working capital, capital expenditures and quarterly dividend payments.
Capital Expenditures
     Capital spending amounted to $3.7 million for the first six months of 2008 and is anticipated to be in the range of $8-12 million for 2008 excluding the assets purchased on July 24, 2008 from Benson International, LLC, as discussed in Note 11 of the Condensed Consolidated Financial Statements. The majority of our capital spending for 2008 will be related to improvements to our Lafayette facilities intended to streamline production flow and enhance manufacturing efficiency. In addition, in February 2008, we announced the construction of a new $25 million manufacturing facility in Franklin, Kentucky. Construction of the new facility will not commence until leading market indicators dictate.
Off-Balance Sheet Transactions
     As of June 30, 2008, we had approximately $3.6 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter.

Subsequent Event
     On July 24, 2008, we purchased certain assets including equipment and inventory from Benson International, LLC, a manufacturer of aluminum flatbeds, dump trailers and other truck bodies, for approximately $5.0 million. We also entered into a three year lease for Benson’s manufacturing facility with payments totaling approximately $1.8 million and an exclusive option to purchase at the end of the lease term. The manufacturing facility and related assets are located in Cadiz, Kentucky.
Contractual Obligations and Commercial Commitments
     We have included a summary of our Contractual Obligations and Commercial Commitments on our annual report on Form 10-K, for the year ended December 31, 2007. With the exception of the changes to our outstanding debt obligations and subsequent events as discussed in Note 4 and Note 11, respectively, of the Condensed Consolidated Financial Statements, there have been no material changes to the summary provided in that report.
Backlog
     Orders that have been confirmed by customers in writing and can be produced during the next 18 months are included in backlog. Orders that comprise the backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $393 million at June 30, 2008 compared to $336 million at December 31, 2007. We expect to complete the majority of our existing backlog orders within the next 12 months.
OUTLOOK
     According to the most recent A.C.T. Research Co., LLC (ACT) estimates, total trailer industry shipments for 2008 are expected to be down 30% from 2007 to approximately 152,000 units. The decrease in the demand for trailers reflects the weakness of truck freight, which has trended down since the latter part of 2006 as a result of general economic conditions and, more particularly, declines in new home construction and automotive manufacturing. ACT estimates that sales in 2009 will rise 19% to approximately 181,000 units. The most significant concern in 2008 remains the global economy, especially escalating fuel prices and commodity costs, as well as housing and construction-related markets in the U.S. Management’s expectation is that the trailer industry will continue to be soft in the second half of the year and rebound slightly in the first half of 2009.
     Despite the overall weakness in our industry, we believe we are in a strong position relative to our competitors because: (1) our core customers are among the dominant participants in the trucking industry; (2) our DuraPlate® trailer continues to have increased market acceptance; (3) our focus is on developing solutions that reduce our customers’ trailer maintenance costs; and (4) we expect continued expansion into mid-market carriers. Since implementing our mid-market sales strategy five years ago, we have added approximately 270 new mid-market customers accounting for orders of over 19,000 new trailers.
     Pricing will remain difficult in 2008 due to weak demand and fierce competitive activity. Raw material and component costs are expected to continue to trend upward based on world commodity prices for oil, steel and aluminum. As has been our policy, we will endeavor to pass along raw material and component price increases to our customers. However, we expect that the imbalance between commodity costs and selling prices and the constrained demand for trailers resulting from a weak freight environment will impact near-term profitability.
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
Commodity Prices
     We are exposed to fluctuations in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and polyethylene. Given the historical volatility of certain commodity prices, this exposure can materially impact product costs. Historically, we have managed aluminum price changes by entering into fixed price contracts with our suppliers. As of June 30, 2008, we had $13.0 million in raw material purchase commitments through December 2008 for materials that will be used in the production process. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in product prices, our results would be materially and adversely affected.
Interest Rates
     As of June 30, 2008, we had $54.0 million of floating rate debt outstanding under our revolving facility. For the three-month period ending June 30, 2008, we maintained an average floating rate borrowing level of $51.6 million. A hypothetical 100 basis-point change in the floating interest rate from the current level would result in a corresponding $0.5 million change in interest expense over a one-year period. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 14a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of June 30, 2008.
Changes in Internal Controls
     There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
     We have a stock repurchase program (Repurchase Program) that allows the repurchase of common stock up to $50 million and extends through September 15, 2008. As of June 30, 2008, $25.8 million remained available under the program. Stock repurchases under this program may be made in the open market or in private transactions, at times and in amounts that management deems appropriate. During the second quarter of 2008, no stock repurchases under the Repurchase Program were made.
     During the second quarter of 2008, we purchased and retired $19.4 million of our Convertible Notes reducing the number of shares that would be converted upon maturity to approximately 1.4 million shares. In addition, 8,772 shares were surrendered or withheld to cover withholding tax obligations upon vesting of restricted stock awards.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our annual meeting of stockholders on May 15, 2008, at which time the stockholders of Wabash National Corporation voted on and approved the following proposals:

Proposal 1	—	To elect eight members of the Board of Directors of the Company

NOMINEES	FOR	AGAINST	ABSTAIN
Richard J. Giromini	28,261,052	749,831	10,484
William P. Greubel	28,210,506	796,706	14,155
Martin C. Jischke	27,571,124	1,441,105	9,138
James D. Kelly	28,711,030	302,545	7,792
Stephanie K. Kushner	28,662,302	351,944	7,121
Larry J. Magee	28,711,591	302,514	7,262
Scott K. Sorensen	28,147,471	864,964	8,932
Ronald L. Stewart	27,840,409	1,172,336	8,622
Proposal 2	—	To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
28,723,811	231,277	66,279	—

ITEM 6.	EXHIBITS
(a)	Exhibits:
31.01	Certification of Principal Executive Officer

31.02	Certification of Principal Financial Officer

32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION
Date: July 31, 2008	By:	/s/ Robert J. Smith
Robert J. Smith
Senior Vice President and Chief Financial Officer (Principal Financial Officer)