Form 10-Q
period 2008-09-30
WABASH NATIONAL CORP /DE
filed 2008-10-30
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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
Yes ☐ No ☒
The number of shares of common stock outstanding at October 27, 2008 was 30,700,337.

WABASH NATIONAL CORPORATION
INDEX
FORM 10-Q

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,345	$41,224
Accounts receivable, net	75,856	68,752
Inventories	132,841	113,125
Deferred income taxes	15,248	14,514
Prepaid expenses and other	3,715	4,046

Total current assets	240,005	241,661

PROPERTY, PLANT AND EQUIPMENT, net	122,221	122,063

DEFERRED INCOME TAXES	7,887	2,772

GOODWILL	66,317	66,317

INTANGIBLE ASSETS	29,925	32,498

OTHER ASSETS	16,536	18,271

	$482,891	$483,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of capital lease obligation	$590	$-
Accounts payable	80,496	40,787
Other accrued liabilities	48,496	54,258

Total current liabilities	129,582	95,045

LONG-TERM DEBT	79,000	104,500

CAPITAL LEASE OBLIGATION	4,636	-

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES	4,481	4,108

STOCKHOLDERS’ EQUITY
Preferred stock, 25,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock 75,000,000 shares authorized, $0.01 par value, 29,993,606 and 29,842,945 shares issued and outstanding, respectively	324	321
Additional paid-in capital	350,610	347,143
Retained deficit	(60,125)	(42,058)
Accumulated other comprehensive income	(140)	-
Treasury stock at cost, 1,675,600 common shares	(25,477)	(25,477)

Total stockholders’ equity	265,192	279,929

	$482,891	$483,582

See Notes to Condensed Consolidated Financial Statements

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
NET SALES	$242,953	$291,017	$605,498	$844,720

COST OF SALES	233,965	266,424	579,832	772,110

Gross profit	8,988	24,593	25,666	72,610

GENERAL AND ADMINISTRATIVE EXPENSES	10,060	13,173	32,016	38,332

SELLING EXPENSES	3,420	3,916	10,189	12,029

(Loss) Income from operations	(4,492)	7,504	(16,539)	22,249

OTHER INCOME (EXPENSE)
Interest expense	(1,154)	(1,416)	(3,349)	(4,410)
Foreign exchange, net	(85)	65	(91)	461
Gain on debt extinguishment	-	-	151	-
Other, net	113	(86)	(83)	(592)

(Loss) Income before income taxes	(5,618)	6,067	(19,911)	17,708

INCOME TAX (BENEFIT) EXPENSE	(1,288)	2,289	(5,991)	7,059

NET (LOSS) INCOME	$(4,330)	$3,778	$(13,920)	$10,649

COMMON STOCK DIVIDENDS DECLARED	$0.045	$0.045	$0.135	$0.135

BASIC NET (LOSS) INCOME PER SHARE	$(0.14)	$0.13	$(0.47)	$0.35

DILUTED NET (LOSS) INCOME PER SHARE	$(0.14)	$0.12	$(0.47)	$0.35

COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(4,330)	$3,778	$(13,920)	$10,649
Changes in fair value of derivatives (net of tax)	(140)	-	(140)	-
Foreign currency translation adjustment	-	113	-	339

NET COMPREHENSIVE (LOSS) INCOME	$(4,470)	$3,891	$(14,060)	$10,988

See Notes to Condensed Consolidated Financial Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(13,920)	$10,649
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	15,535	14,477
Net loss on the sale of assets	236	106
Gain on early debt extinguishment	(151)	-
Deferred income taxes	(5,849)	6,596
Excess tax benefits from stock-based compensation	(6)	(33)
Stock-based compensation	3,452	3,213
Changes in operating assets and liabilities
Accounts receivable	(7,104)	10,120
Inventories	(19,716)	(21,211)
Prepaid expenses and other	2,028	2,260
Accounts payable and accrued liabilities	33,705	(9,991)
Other, net	81	826

Net cash provided by operating activities	8,291	17,012

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,037)	(5,196)
Acquisition, net of cash acquired	-	(4,500)
Proceeds from the sale of property, plant and equipment	131	124

Net cash used in investing activities	(7,906)	(9,572)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	97	74
Excess tax benefits from stock-based compensation	6	33
Borrowings under revolving credit facilities	139,250	99,424
Payments under revolving credit facilities	(60,250)	(99,424)
Payments under long-term obligations	(104,133)	-
Principal payments under capital lease obligation	(107)	-
Repurchases of common stock	-	(11,668)
Common stock dividends paid	(4,127)	(4,107)

Net cash used in financing activities	(29,264)	(15,668)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,879)	(8,228)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,224	29,885

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,345	$21,657

See Notes to Condensed Consolidated Financial Statements

WABASH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. GENERAL
     The condensed consolidated financial statements of Wabash National Corporation (the Company) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations and cash flows. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2007 Annual Report on Form 10-K.
2. NEW ACCOUNTING PRONOUNCEMENTS
     Derivative Instruments and Hedging Activities. In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. The statement requires enhanced disclosures for derivative and hedging activities, including information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to the Company in the first quarter of 2009. As SFAS No. 161 only requires enhanced disclosures, the Company does not anticipate that this standard will have a material impact on its financial position, results of operations or cash flows.
     Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The Statement provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. In February 2008, the FASB announced that it was deferring the effective date to fiscal years beginning after November 15, 2008 for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For these financial and non-financial assets and liabilities that are remeasured at least annually, this statement was effective for fiscal years beginning after November 15, 2007. Derivative instruments and hedging activities are carried at fair value. The adoption of SFAS No. 157 has not and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows. See Note 6 for further discussion of fair value for derivative instruments.

3. INVENTORIES
     Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Raw materials and components	$42,075	$29,666
Work in progress	5,801	1,023
Finished goods	62,775	64,772
Aftermarket parts	5,730	5,324
Used trailers	16,460	12,340

	$132,841	$113,125

4. LONG-TERM BORROWINGS
     The Company maintains a $200 million loan and security agreement (Revolving Facility) with its lenders that matures March 6, 2012. The Revolving Facility is subject to a borrowing base and as of September 30, 2008, borrowings outstanding on the Revolving Facility totaled $79.0 million.
     On July 24, 2008, the Company entered into a three-year lease for a manufacturing facility located in Cadiz, Kentucky. The lease includes a bargain purchase option. As of September 30, 2008, the present value of future minimum lease payments totaled $5.2 million with annual minimum payments of $0.1 million, $0.6 million, $0.6 million and $4.6 million for the years ending 2008 through 2011, respectively, including interest of approximately $0.7 million. The assets related to the manufacturing facility are recorded within Property, Plant and Equipment in the Condensed Consolidated Balance Sheet for $5.3 million (net of less than $0.1 million of accumulated depreciation).
     During the third quarter of 2008, the Company purchased and retired the remaining $26.4 million in aggregate principal amount of the Company’s Senior Convertible Notes outstanding.
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     On September 26, 2008, the Company entered into a two-year interest rate swap agreement (“Swap”) whereby the Company pays a fixed rate of 3.753% on $30 million of notional principal to its counterparty, and the counterparty pays to the Company a variable rate on the same notional amount based on the three-month London Interbank Offered Rate (“LIBOR”). The Company is exposed to credit loss in the event of nonperformance by the counterparty. However, the Company considers this risk to be low.
     Under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, the Company has designated the Swap as a cash flow hedge in an effort to reduce its exposure to fluctuations in interest rates by converting a portion of its variable rate borrowings to a fixed rate for a specific period of time. The changes in the fair value of a derivative designated as a cash flow hedge are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects net income.
     As of September 30, 2008, the Company estimates the fair value of the $30 million notional Swap to be a liability of $0.2 million. The fair value of the Swap is estimated using Level 3 inputs. The fair value is an estimate of the net amount that the Company would be required to pay or would receive on September 30, 2008, if the agreement was transferred to another party or cancelled by the Company.
     6. FAIR VALUE MEASUREMENTS
     As discussed in Note 2, in September 2006, the FASB issued SFAS No. 157 which addresses aspects of expanding the application of fair value accounting. Effective January 1, 2008, the Company adopted SFAS No. 157. Pursuant to the provisions of FSP No. 157-2, the Company has deferred the adoption of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
     SFAS No. 157 establishes a three-level valuation hierarchy for fair value measurements. These valuation techniques are based upon the transparency of inputs (observable and unobservable) to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:
•	Level 1 — Valuation is based on quoted prices for identical assets or liabilities in active markets;

•	Level 2 — Valuation is based on quoted prices for similar assets or liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for the full term of the financial instrument; and

•	Level 3 — Valuation is based upon other unobservable inputs that are significant to the fair value measurement.
     The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	Or Liabilities	Inputs	Inputs	Total
Assets
Interest rate derivatives	$-	$-	$-	$-

Liabilities
Interest rate derivatives	$-	$-	$230	$230

     Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2008	Septembr 30, 2008
Balance at beginning of period	$-	$-
Total realized/unrealized (losses) or gains included in other comprehensive income	(230)	(230)
Purchases, sales, issuances, and settlements	-	-
Transfers in and (or) out of Level 3	-	-

Balance at end of period	$(230)	$(230)

7. STOCK-BASED COMPENSATION
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
     The Company’s policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method. The amount of after-tax compensation costs related to nonvested stock options and restricted stock not yet recognized was $7.5 million at September 30, 2008, for which the expense will be recognized through 2011.
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
     This case grows out of a proposed joint venture with BK and the Company related to marketing of RoadRailer® trailers in Brazil and other areas of South America. BK was placed into the Brazilian equivalent of bankruptcy late in 2000. BK subsequently filed its lawsuit against the Company alleging that it was forced to terminate business with other companies because of exclusivity and non-compete clauses related to the proposed joint venture. BK asserts damages of approximately $8.4 million.
     The Company answered the complaint in May 2001, denying any wrongdoing. The matter is set for trial in December 2008. The Company believes that the claims asserted by BK are without merit and will defend its position. The Company believes that the resolution of this lawsuit will not have a material adverse effect on its financial position, liquidity or future results of operations; however, at this stage of the proceeding no assurances can be given as to the ultimate outcome of the case.
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
     The Company believes that the claims asserted by Vanguard are without merit and will defend its position. The Company believes that the resolution of this lawsuit will not have a material adverse effect on its financial position, liquidity or future results of operations; however, at this stage of the proceeding, no assurance can be given as to the ultimate outcome of the case.
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
9. NET INCOME PER SHARE
     Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic net (loss) income per share
Net (loss) income applicable to common stockholders	$(4,330)	$3,778	$(13,920)	$10,649

Weighted average common shares outstanding	29,993	29,874	29,933	30,132

Basic net (loss) income per share	$(0.14)	$0.13	$(0.47)	$0.35

Diluted net (loss) income per share
Net (loss) income applicable to common stockholders	$(4,330)	$3,778	$(13,920)	$10,649
After-tax equivalent of interest on convertible notes	-	741	-	2,222

Diluted net (loss) income applicable to common stockholders	$(4,330)	$4,519	$(13,920)	$12,871

Weighted average common shares outstanding	29,993	29,874	29,933	30,132
Dilutive stock options/shares	-	234	-	255
Convertible notes equivalent shares	-	6,692	-	6,675

Diluted weighted average common shares outstanding	29,993	36,800	29,933	37,062

Diluted net (loss) income per share	$(0.14)	$0.12	$(0.47)	$0.35

     Average diluted shares outstanding for the three and nine month periods ended September 30, 2008 exclude the antidilutive effects of the Company’s Convertible Notes. For the three and nine month periods ended September 30, 2008, the after-tax equivalent of interest on Convertible Notes was $0.1 million and $0.8 million, respectively, and the Convertible Notes equivalent shares were 0.5 million and 2.3 million, respectively. Diluted shares outstanding for the three and nine month periods ended September 30, 2008 also exclude the antidilutive effects of potentially dilutive stock options and restricted stock totaling approximately 125,000 and 107,000 shares of common stock, respectively.
10. INCOME TAXES
     The Company recognized an income tax benefit of $6.0 million in the first nine months of 2008 compared to an expense of $7.1 million in the prior year period. The effective tax rate for the nine months of 2008 was 30.1% compared to 39.9% for the prior year period. For 2008, the effective tax rate differs from the U.S. Federal statutory rate of 35% primarily due to a valuation allowance provided for state income taxes and other permanent differences between book income and taxable income.
     The following table provides reconciliation of differences from the U.S. federal statutory rate of 35% (in thousands):

	Nine Months Ended September 30,
	2008	2007
Pretax book income	$(19,911)	$17,708

Federal tax expense at 35% statutory rate	(6,969)	6,198
State and local income taxes	(724)	755
Provision for (utilization of) valuation allowance for net operating losses - U.S. and state	786	(86)
Other	916	192

Total income tax (benefit) expense	$(5,991)	$7,059

11. PRODUCT WARRANTIES
     The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2008	2007
Balance as of January 1	$17,246	$14,978
Provision for warranties issued in current year	2,250	3,238
Additional provisions for pre-existing warranties	635	2,133
Payments	(3,320)	(3,341)

Balance as of September 30	$16,811	$17,008

     The Company offers a limited warranty for its products. With respect to Company products manufactured prior to 2005, the limited warranty coverage period is five years. Beginning in 2005, the coverage period for DuraPlate® trailer panels was extended to ten years, with all other products remaining at five years. The Company passes through component manufacturers’ warranties to our customers. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.
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

     Reportable segment information is as follows (in thousands):

Three Months Ended		Retail and		Consolidated
September 30, 2008	Manufacturing	Distribution	Eliminations	Totals
Net sales
External customers	$199,838	$43,115	$-	$242,953
Intersegment sales	17,819	-	(17,819)	$-

Total net sales	$217,657	$43,115	$(17,819)	$242,953

(Loss) Income from operations	$(3,221)	$(1,381)	$110	$(4,492)
Assets	$582,014	$131,377	$(230,500)	$482,891

Three Months Ended September 30, 2007
Net sales
External customers	$256,847	$34,170	$-	$291,017
Intersegment sales	13,207	544	(13,751)	$-

Total net sales	$270,054	$34,714	$(13,751)	$291,017

Income (Loss) from operations	$8,165	$(699)	$38	$7,504
Assets	$654,252	$125,924	$(236,574)	$543,602

Nine Months Ended September 30, 2008
Net sales
External customers	$493,201	$112,297	$-	$605,498
Intersegment sales	42,837	32	(42,869)	$-

Total net sales	$536,038	$112,329	$(42,869)	$605,498

(Loss) Income from operations	$(14,613)	$(2,767)	$841	$(16,539)
Assets	$582,014	$131,377	$(230,500)	$482,891

Nine Months Ended September 30, 2007
Net sales
External customers	$727,695	$117,025	$-	$844,720
Intersegment sales	49,516	544	(50,060)	$-

Total net sales	$777,211	$117,569	$(50,060)	$844,720

Income (Loss) from operations	$24,212	$(1,337)	$(626)	$22,249
Assets	$654,252	$125,924	$(236,574)	$543,602
     b. Product Information
     The Company offers products primarily in three general categories: new trailers, used trailers and parts and service. Other sales include leasing and freight revenue. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	$	%	$	%	$	%	$	%
New trailers	215,978	88.9	265,020	91.1	530,213	87.6	763,489	90.4
Used trailers	11,097	4.6	8,098	2.8	29,560	4.9	29,763	3.5
Parts and service	13,804	5.7	14,811	5.1	41,330	6.8	43,500	5.2
Other	2,074	0.8	3,088	1.0	4,395	0.7	7,968	0.9

Total net sales	242,953	100.0	291,017	100.0	605,498	100.0	844,720	100.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by Wabash National Corporation (the Company) from time to time in filings with the Securities and Exchange Commission or otherwise. The words “believe,” “expect,” “anticipate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, information regarding our business plan, our expected revenues, income or loss, capital expenditures, acquisitions, divestitures, contingencies, financing and refinancing needs or plans, liquidity, plans for future operations, commodity pricing and our ability to obtain commodities, the impact of inflation and plans relating to services of the Company, as well as assumptions related to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying forward-looking statements. Statements in this report, including those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences.
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
RESULTS OF OPERATIONS
     The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	96.3	91.5	95.8	91.4

Gross profit	3.7	8.5	4.2	8.6

General and administrative expenses	4.1	4.5	5.3	4.5
Selling expenses	1.4	1.4	1.6	1.5

(Loss) Income from operations	(1.8)	2.6	(2.7)	2.6

Interest expense	(0.5)	(0.5)	(0.6)	(0.5)
Foreign exchange, net	-	-	-	0.1
Other, net	-	-	-	(0.1)

(Loss) Income before income taxes	(2.3)	2.1	(3.3)	2.1

Income tax (benefit) expense	(0.5)	0.8	(1.0)	0.8

Net (loss) income	(1.8)%	1.3%	(2.3)%	1.3%

     For the three and nine month periods ended September 30, 2008, we recorded net sales of $243.0 million and $605.5 million, respectively, compared to $291.0 million and $844.7 million in the prior year periods. Despite an increase in average selling prices, net sales declined year over year for the nine month period ended September 30, 2008 due to an 11,600, or 32.6%, decline in trailer volumes compared to the prior year period resulting from continued weak market demand which is a product of the current macroeconomic environment and the continuing recessionary conditions in the transportation industry. Gross profit margin as a percentage of sales declined to 3.7% in the third quarter of 2008 compared to 8.5% in the third quarter of 2007. Gross profit was negatively impacted by reduced volumes and increased material costs. Loss from operations in the three and nine month periods ended September 30, 2008, was $4.5 million and $16.5 million, respectively, compared to income of $7.5 million and $22.2 million for the same periods in 2007. Operating income was favorably impacted for the three and nine month periods of 2008 due to a decrease in selling, general and administrative costs compared to the 2007 periods resulting from reductions in professional services, salaries and other employee related expenses.
     As a recognized industry leader, we continue to focus on product innovation, lean manufacturing, strategic sourcing and workforce rationalization in order to strengthen our industry position and improve operating results.
Three Months Ended September 30, 2008
Net Sales
     Net sales decreased $48.0 million, or 16.5%, compared to the third quarter of 2007. By business segment, net external sales and related units sold were as follows (dollars in millions):

	Three Months Ended September 30,
	2008	2007	% Change
Sales by segment
Manufacturing	$199.9	$256.8	(22.2)
Retail and distribution	43.1	34.2	26.0

Total	$243.0	$291.0	(16.5)

	(units)

New trailer units
Manufacturing	8,800	11,500	(23.5)
Retail and distribution	900	600	50.0

Total	9,700	12,100	(19.8)

Used trailer units	2,200	1,000	120.0

     Manufacturing segment sales were $199.9 million in the third quarter of 2008, down $56.9 million, or 22.2%, compared to the third quarter of 2007. Due to continued weak market demand, new trailer sales decreased approximately 2,700 units, or $58.1 million. The decrease in sales volume in the third quarter of 2008 was only partially offset by higher average selling prices totaling $1.6 million as continued efforts to offset increased material prices were muted by shipping a higher percentage of lower priced pup trailers in 2008 as compared to the same period in 2007.
     Retail and distribution segment sales were $43.1 million in the third quarter of 2008, up $8.9 million, or 26.0% compared to the prior year third quarter. New trailer sales increased $7.5 million due to higher volumes, increased average selling prices and favorable product mix. Used trailer sales were up $3.0 million, or 37.0%, due to higher volumes offset by lower average selling prices as depressed market conditions for used trailers have driven values down. Parts and service sales were down $1.5 million in the third quarter of 2008 compared to the prior year period due to continued weak market demand.
Gross Profit
     Gross profit was $9.0 million in the third quarter of 2008, down $15.6 million, or 63.4%, from the prior year period. Gross profit as a percent of sales was 3.7% for the quarter compared to 8.5% for the same period in 2007. Gross profit by segment was as follows (in millions):

	Three Months Ended September 30,
	2008	2007	% Change
Gross profit by segment
Manufacturing	$7.4	$21.9	(66.2)
Retail and distribution	1.5	2.7	(44.4)
Eliminations	0.1	-

Total gross profit	$9.0	$24.6	(63.4)

     Manufacturing segment gross profit in the third quarter of 2008 was $7.4 million, a decrease of $14.5 million, or 66.2%, compared to the third quarter of 2007. Gross profit as a percentage of sales was 3.7% compared to 8.5% for the prior year period. The decrease in gross profit and gross profit percentage was primarily driven by the 23.5% decline in new trailer volumes and increases in raw material costs which outpaced selling price increases.
     Retail and distribution segment gross profit in the third quarter of 2008 was $1.5 million, a decrease of $1.2 million, or 44.4%, compared to the 2007 period. Gross profit as a percentage of sales was 3.5% compared to 7.9% for the prior year period due to decreased parts and service volume coupled with continued pricing pressures for new trailer sales and depressed valuations for used trailers.
General and Administrative Expenses
     General and administrative expenses decreased $3.1 million to $10.1 million in the third quarter of 2008 compared to the prior year period primarily due to reductions in professional services, employee related costs and bad debt expense.
Selling Expenses
     Selling expenses decreased $0.5 million to $3.4 million in the third quarter of 2008 compared to the prior year period primarily due to decreases in employee related costs.
Income Taxes
     An income tax benefit of $1.3 million was recognized for the three months ending September 30, 2008, compared to an expense of $2.3 million in the prior year period. The effective tax rate for the third quarter of 2008 was 22.9% compared to 37.7% for the third quarter of 2007. For the third quarter of 2008, the effective tax rate differs from the U.S. Federal statutory rate of 35% primarily due to a valuation allowance provided for state income taxes and other permanent differences between book income and taxable income.
Nine Months Ended September 30, 2008
Net Sales
     Net sales for the first nine months were $605.5, a decrease of $239.2 million, or 28.3%, compared to the 2007 period. By business segment, net external sales and related units sold were as follows (dollars in millions):

	Nine Months Ended September 30,
	2008		2007	% Change
Sales by segment
Manufacturing	$493.2		$727.7	(32.2)
Retail and distribution	112.3		117.0	(4.0)

Total	$605.5		$844.7	(28.3)

		(units)

New trailer units
Manufacturing	22,000		33,300	(33.9)
Retail and distribution	2,000		2,300	(13.0)

Total	24,000		35,600	(32.6)

Used trailer units	5,300		3,600	47.2

     Manufacturing segment sales were $493.2 million for the first nine months of 2008, a decrease of $234.5 million, or 32.2%, compared to the prior year period. The decrease was attributable to lower trailer volumes of 11,300 units which had an impact of $240.2 million. The volume decline was due to weak market demand. This decrease in sales volume for the first nine months of 2008 was partially offset by higher average selling prices totaling $8.9 million due to efforts made to offset material price increases and product mix.
     Retail and distribution segment sales were $112.3 million for the first nine months of 2008, down $4.7 million, or 4.0%, compared to the prior year period. This decrease was primarily the result of lower new trailer volumes from weak demand and lower selling prices for used trailers resulting from depressed market conditions and unfavorable product mix in the current year period due to the model age and condition of used trailers sold. Parts and service sales in the first nine months of 2008 were down $2.5 million, or 7.9%, compared to the prior year period due to weak market demand.
Gross Profit
     Gross profit for the first nine months of 2008 was $25.7 million, down $46.9 million, or 64.6%, compared to the first nine months of 2007. Gross profit as a percent of sales was 4.2% compared to 8.6% for the same period in 2007. Gross profit by segment was as follows (in millions):

	Nine Months Ended September 30,
	2008	2007	% Change
Gross profit by segment
Manufacturing	$18.9	$65.0	(70.9)
Retail and distribution	5.9	8.3	(28.9)
Eliminations	0.9	(0.7)

Total gross profit	$25.7	$72.6	(64.6)

     Manufacturing segment gross profit was $18.9 million for the first nine months of 2008, a decrease of $46.1 million, or 70.9%, compared to the prior year period. Gross profit as a percentage of sales was 3.8% compared to 8.9% for the first nine months of 2007. The decrease in gross profit and gross profit margin percentage was primarily driven by the 33.9% decline in new trailer volumes and continued increases in raw material costs which outpaced increases in selling prices.
     Retail and distribution segment gross profit for the first nine months of 2008 was $5.9 million, a decrease of $2.4 million, or 28.9%, compared to the prior year period. Gross profit as a percentage of sales was 5.3% compared to 7.1% in the prior year period due to product mix, pricing pressures on new and used trailers and reduced parts and service volumes.
General and Administrative Expenses
     General and administrative expenses decreased $6.3 million to $32.0 million in the first nine months of 2008 compared to the prior year period primarily due to lower professional services, salaries and employee related costs.
Selling Expenses
     Selling expenses decreased $1.8 million to $10.2 million in the first nine months of 2008 compared to the prior year period primarily due to decreases in salaries, employee related costs, advertising and promotional activities.
Income Taxes
     An income tax benefit of $6.0 million was recognized for the nine months ending September 30, 2008 compared to an expense of $7.1 million in the prior year period. The effective tax rate for the first nine months of 2008 was 30.1% compared to 39.9% for the prior year period. For 2008, the effective tax rate differs from the U.S. Federal statutory rate of 35% primarily due to a valuation allowance provided for state income taxes and other permanent differences between book income and taxable income.
Liquidity and Capital Resources
Capital Structure
     Our capital structure is comprised of a mix of equity and debt. As of September 30, 2008, our debt to equity ratio was approximately 0.3:1.0. Our objective is to generate operating cash flows sufficient to fund normal working capital requirements, capital expenditures, pay dividends and take advantage of market opportunities.
Debt Facilities
     We maintain a $200 million loan and security agreement (“Revolving Facility”) with our lenders that matures March 6, 2012. The Revolving Facility is subject to a borrowing base and as of September 30, 2008, borrowings outstanding on the Revolving Facility totaled $79.0 million.
     On July 24, 2008, we entered into a three year lease for a manufacturing facility located in Cadiz, Kentucky. The lease includes a bargain purchase option. As of September 30, 2008, the present value of future minimum lease payments totaled $5.2 million with annual minimum payments of $0.1 million, $0.6 million, $0.6 million and $4.6 million for the years ending 2008 through 2011, respectively, including interest of approximately $0.7 million. The assets related to the manufacturing facility are recorded within Property, Plant and Equipment in the Condensed Consolidated Balance Sheet for $5.3 million (net of less than $0.1 million of accumulated depreciation).

     During the third quarter of 2008, we purchased and retired the remaining $26.4 million in aggregate principal amount of our Senior Convertible Notes outstanding.
Cash Flow
     Cash provided by operating activities for the nine-month period ended September 30, 2008 amounted to $8.3 million compared to $17.0 million in the same period in 2007. The change was primarily a result of a $27.0 million improvement in working capital offset by a $35.7 million reduction in net income, adjusted for non-cash items. The following is a discussion of factors impacting certain working capital items in the nine-month period ended September 30, 2008 compared to the comparable prior year period:
-	Accounts receivable increased $7.1 million during 2008 compared to a decrease of $10.1 million in 2007. The increase for 2008 is due to the timing of shipments and higher sales volumes recorded during the latter portion of the period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, improved to approximately 29 days in 2008 compared to 32 days in 2007.

-	Inventory increased $19.7 million during 2008 compared to an increase of $21.2 million in 2007. Inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately six times in 2008 compared to seven times in 2007 due to weaker market conditions.

-	Accounts payable and accrued liabilities increased $33.7 million in 2008 compared to a decrease of $10.0 million in 2007. The increase was primarily due to higher raw material levels and improved vendor management.
     Investing activities used $7.9 million for the nine-month period ending September 30, 2008 compared to $9.6 million used in the comparable prior year period. The 2008 period includes $2.8 million used to acquire certain equipment from Benson International, LLC, a manufacturer of aluminum flatbeds, dump trailers and other truck bodies. The 2007 period included an additional $4.5 million purchase price payment based on Transcraft’s achievement of 2006 performance targets.
     Financing activities used $29.3 million during the first nine months of 2008 as borrowings under the Revolving Facility were used to purchase and retire $104.1 million of Convertible Notes.
     As of September 30, 2008, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to approximately $113.2 million and total debt and lease obligations amounted to approximately $87.8 million, including $5.2 million and $3.6 million of capital and operating leases, respectively. We expect that in 2008, we will be able to generate sufficient cash flow from operations and available borrowings under the Revolving Facility to fund our anticipated working capital, capital expenditures and quarterly dividend payments.
Capital Expenditures
     Capital spending amounted to $8.0 million for the first nine months of 2008 and is anticipated to be approximately $11.0 million for 2008, including $2.8 million for the assets purchased on July 24, 2008 from Benson International, LLC. The majority of our capital spending for 2008 will be related to improvements to our Lafayette facilities intended to streamline production flow and enhance manufacturing efficiency. In addition, in February 2008, we announced the construction of a new $25 million manufacturing facility in Franklin, Kentucky. Construction of the new facility will not commence until leading market indicators dictate.
Off-Balance Sheet Transactions
     As of September 30, 2008, we had approximately $3.6 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter.
Contractual Obligations and Commercial Commitments
     We have included a summary of our Contractual Obligations and Commercial Commitments in our annual report on Form 10-K, for the year ended December 31, 2007. With the exception of the changes to our outstanding debt and capital lease obligations as discussed in Note 4 of the Condensed Consolidated Financial Statements, there have been no material changes to the summary provided in that report.
Backlog
     Orders that have been confirmed by customers in writing and can be produced during the next 18 months are included in backlog. Orders that comprise the backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $283 million at September 30, 2008 compared to $336 million at December 31, 2007. We expect to complete the majority of our existing backlog orders within the next 12 months.
OUTLOOK
     According to the most recent A.C.T. Research Co., LLC (ACT) estimates, total trailer industry shipments for 2008 are expected to be down 34% from 2007 to approximately 144,000 units. The decrease in the demand for trailers reflects the weakness of truck freight, which has trended down since the latter part of 2006 as a result of general economic conditions and, more particularly, declines in new home construction and automotive manufacturing. ACT estimates that sales in 2009 will drop 4% to approximately 138,000 units. The most significant concern in 2008 remains the global economy, especially credit markets, high fuel prices and commodity costs, as well as housing and construction-related markets in the United States. Management’s expectation is that the trailer industry will continue to be soft in the last quarter of 2008 and in 2009, recovering in 2010.
     Despite the overall weakness in our industry, we believe we are in a strong position relative to our competitors because: (1) our core customers are among the dominant participants in the trucking industry; (2) our DuraPlate® trailer continues to have increased market acceptance; and (3) our focus is on developing solutions that reduce our customers’ total cost of ownership.
     Pricing will remain difficult in 2008 and 2009 due to weak demand and fierce competitive activity. Raw material and component costs are expected to be volatile. For the remainder of 2008 raw material and component costs are expected to trend upward based on contractual commitments and then become more moderate beginning in 2009. As has been our policy, we will endeavor to pass along raw material and component price increases to our customers. However, we expect that the imbalance between commodity costs and selling prices and the constrained demand for trailers resulting from a weak freight environment and excess capacity will impact near-term profitability.

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
NEW ACCOUNTING PRONOUNCEMENTS
     Derivative Instruments and Hedging Activities. In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. The statement requires enhanced disclosures for derivative and hedging activities, including information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to our financial statements beginning in the first quarter of 2009. As SFAS No. 161 only requires enhanced disclosures, we do not anticipate that this standard will have a material impact on our financial position, results of operations or cash flows.
     Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The Statement provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. In February 2008, the FASB announced that it was deferring the effective date to fiscal years beginning after November 15, 2008 for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For these financial and non-financial assets and liabilities that are remeasured at least annually, this statement was effective for fiscal years beginning after November 15, 2007. Derivative instruments and hedging activities are carried at fair value. The adoption of SFAS No. 157 has not and is not expected to have a material impact on our financial position, results of operations or cash flows. See Note 6 of our Notes to Condensed Consolidated Financial Statements for further discussion of fair value for derivative instruments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
     In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices and interest rates. The following discussion provides additional detail regarding our exposure to these risks.
Commodity Prices
     We are exposed to fluctuations in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and polyethylene. Given the historical volatility of certain commodity prices, this exposure can materially impact product costs. Historically, we have managed aluminum price changes by entering into fixed price contracts with our suppliers. As of September 30, 2008, we had $27.7 million in raw material purchase commitments through September 2009 for materials that will be used in the production process. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in product prices, results would be adversely, and possibly materially, affected.
Interest Rates
     On September 26, 2008, we entered into an interest rate swap agreement that fixed a portion of our underlying variable rate borrowings under our Revolving Facility at 3.753% compared to the variable rate of the three-month LIBOR plus the applicable margin set forth within the Revolving Facility. The notional amount of the interest rate swap agreement totaled $30.0 million and expires on September 26, 2010. Based on amounts outstanding at September 30, 2008, (after taking into account the effect of the interest rate swap agreement) if the interest rate on our variable rate debt were to change by a hypothetical 100 basis-points, the interest expense over a one-year period would change by approximately $0.5 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 14a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of September 30, 2008.
Changes in Internal Controls
     There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
     The Company’s stock repurchase program (Repurchase Program) that allowed for the repurchase of common stock up to $50 million expired September 15, 2008 with $25.8 million remaining available under the program. During the third quarter of 2008, no stock repurchases under the Repurchase Program were made.
     During the third quarter of 2008, we purchased and retired the remaining $26.4 million of our Convertible Notes. In addition, 206 shares were surrendered or withheld to cover withholding tax obligations upon vesting of restricted stock awards.
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

WABASH NATIONAL CORPORATION

Date: October 30, 2008	By:	/s/ Robert J. Smith Robert J. Smith
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)