Form 10-K
period 2008-12-31
WABASH NATIONAL CORP /DE
filed 2009-04-14
CIK 879526

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
                             (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
     The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2008 was $226,731,786 based upon the closing price of the Company’s common stock as quoted on the New York Stock Exchange composite tape on such date.
     The number of shares outstanding of the registrant’s common stock as of April 8, 2009 was 31,153,669.
     Part III of this Form 10-K incorporates by reference certain portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be filed within 120 days after December 31, 2008.

WABASH NATIONAL CORPORATION
FORM 10-K FOR THE FISCAL
YEAR ENDED DECEMBER 31, 2008

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
Currently known risks and uncertainties that could cause actual results to differ materially from our expectations are described throughout this Annual Report, including in “Item 1A. Risk Factors”. We urge you to carefully review that section for a more complete discussion of the risks of an investment in our securities.
PART I
ITEM 1 — BUSINESS
Founded in 1985 as a start-up company, Wabash National Corporation (“Wabash,” “Company,” “us,” “we” or “our”) is one of North America’s leaders in designing, manufacturing and marketing standard and customized truck trailers and related transportation equipment. We believe our success has been the result of our longstanding relationships with our core customers, our demonstrated ability to attract new customers, our broad and innovative product lines, our technological leadership and our large distribution and service network. Our management team is focused on rightsizing our manufacturing and retail operations to match the current demand environment, implementing our cost savings initiatives, strengthening our capital structure, developing innovative products, improving earnings and selective production introductions that meet the needs of our customers.

We seek to identify and produce proprietary products that offer exceptional value to customers with the potential to generate higher profit margins than those of standardized products. We believe that we have the engineering and manufacturing capability to produce these products efficiently. We introduced our proprietary composite product, DuraPlate®, in 1996. Composite trailers have achieved widespread industry acceptance accounting for approximately one out of every three dry van trailers sold in 2008. Since 2002, sales of our DuraPlate® trailers represented approximately 90% of our total new dry van trailer sales. We are also a competitive producer of standardized sheet and post and refrigerated trailer products and we strive to become the low-cost producer of these products within our industry. Through our Transcraft subsidiary we also manufacture steel flatbed and dropdeck trailers. As part of our commitment to expand our customer base, diversify our revenues and extend our market leadership, Transcraft acquired in July 2008 certain operating assets of Benson International LLC, and its affiliates (Benson), a manufacturer of aluminum flatbeds, dump trailers and other truck bodies. In addition, in December 2008, the Company announced a multi-year agreement to build and service all of PODS®1 portable storage container requirements as part of our strategy to leverage our DuraPlate® panel technology into other industry segments. We expect to continue a program of product development and selective acquisitions of quality proprietary products that further differentiate us from our competitors and increase shareholder value.
We market our transportation equipment under the Wabash®, DuraPlate®, DuraPlateHD®, FreightPro®, ArcticLite®, RoadRailer®, Transcraft®, Eagle®, Eagle II®, D-Eagle® and BensonTM trademarks directly to customers, through independent dealers and through our Company-owned retail branch network. Historically, we have focused on our longstanding core customers representing many of the largest companies in the trucking industry. Our relationships with our core customers have been central to our growth since inception. Beginning in 2003, we have actively pursued the diversification of our customer base by focusing on what we refer to as the mid-market. These carriers, which represent approximately 1,250 carriers, operate fleets of between 250 to 7,500 trailers, which we estimate in total account for approximately one million trailers.
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
Mid-market customers include — Alliance Shippers, Inc.; Aurora LLC; C&S Wholesale Grocers, Inc.; CR England, Inc.; Celadon Group, Inc.; Con-way Truckload (formerly CFI); Cowan Systems, LLC; Frozen Food Express Industries, Inc.; Gordon Trucking, Inc.; Landair Transport, Inc.; New Penn Motor Express, Inc.; Prime, Inc.; Roehl Transport, Inc.; Star Transport, Inc.; USA Logistics; USF Corporation; and Xtra Lease, Inc.
Our 11 Company-owned full service retail branches provide additional opportunities to distribute our products and also offer nationwide services and support capabilities for our customers. In addition, we maintain four used fleet sales centers to focus on selling both large and small fleet trade packages to the wholesale market. Our retail branch network’s sale of new and used trailers, aftermarket parts and service through our retail branch network generally provides enhanced margin opportunities. We also utilize a network of approximately 24 independent dealers with approximately 48 locations throughout North America to distribute our van trailers. In addition, we distribute our flatbed and dropdeck trailers through a network of over 80 independent dealers with approximately 110 locations throughout North America.
Wabash was incorporated in Delaware in 1991 and is the successor by merger to a Maryland corporation organized in 1985. We operate in two reportable business segments: (1) manufacturing and (2) retail and distribution. Financial results by segment, including information about revenues from customers, measures of profit and loss, total assets, and financial information regarding geographic areas and export sales are discussed in Note 15, Segments and Related Information, of the accompanying Consolidated Financial Statements. Our internet website is www.wabashnational.com. We make our electronic filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available on our website free of charge as soon as practicable after we file or furnish them with the SEC. Information on the website is not part of this Form 10-K.

[1]	PODS® is a registered trademark of PODS, Inc. and Pods Enterprises, Inc.

Strategy
We are committed to a corporate strategy that seeks to maximize shareholder value by executing on the core elements of our strategic plan:
•	Value Creation. We intend to continue our focus on improved earnings and cash flow.

•	Operational Excellence. We are focused on reducing our cost structure by adhering to continuous improvement and lean manufacturing initiatives.

•	People. We recognize that in order to achieve our strategic goals we must continue to develop the organization’s skills to advance our associates capabilities and to attract talented people.

•	Customer Focus. We have been successful in developing longstanding relationships with core customers and we intend to maintain these relationships while expanding new customer relationships through the offering of tailored transportation solutions to create new revenue opportunities.

•	Innovation. We intend to continue to be the technology leader by providing new differentiated products and services that generate enhanced profit margins.

•	Corporate Growth. We intend to expand our product offering and competitive advantage by entering new markets and acquiring strong brands to grow and diversify the Company.
In addition, the Board of Directors has authorized management to pursue and evaluate a wide range of strategic alternatives, including, but not limited to, select business divestitures, changes to our capital structure, or a possible sale, merger or other business combination. There can be no assurance that this review will result in any specific transaction.
Industry and Competition
Trucking in the U.S., according to the American Trucking Association (ATA), was estimated to be a $650 billion industry in 2008, representing about 5% of U.S. Gross Domestic Product. The ATA estimates that approximately 70% of all freight tonnage is carried by trucks at some point during its shipment. Trailer demand is a direct function of the amount of freight to be transported. As the economy improves, it is forecasted that truck carriers will need to both expand and replace their fleets, which typically results in increased trailer orders. According to A.C.T. Research Co., LLC (ACT), there are approximately 3.0 million trailers in use today and total trailer replacement demand is estimated at approximately 185,000 trailers per year.
Transportation in the U.S., including trucking, is a cyclical industry. Transportation has experienced three cycles over the last 20 years. Truck freight tonnage, according to ATA statistics, has been negative year-over-year since mid-2006 through most of 2007. Even though tonnage volumes increased 0.7% year-over-year in 2008, recent data shows further weakening of freight tonnage. Three U.S. economic downturns have occurred during the last 20 years and in each instance the decline in freight tonnage preceded the general economic decline by approximately two and one-half years and its recovery has generally preceded that of the economy as a whole. The trailer industry generally follows the transportation industry, experiencing cycles in the early and late 90’s lasting approximately 58 and 67 months, respectively. The current cycle began in early 2001 and, based on current ACT estimates, appears to be approaching the bottom. In our view, an upturn in the trailer industry will require improvements in general freight demand, improved credit markets, and a recovery of the housing and construction markets.
Wabash, Great Dane and Utility are generally viewed as the top three trailer manufacturers and have accounted for greater than 50% of new trailer market share in recent years, including approximately 55% in 2008. In 2008, our market share of total trailer shipments was approximately 23%. Trailer manufacturers compete primarily through the quality of their products, customer relationships, service availability and cost.
The table below, as provided by Trailer Body Builders Magazine, sets forth new trailer production for Wabash, its largest competitors and for the trailer industry as a whole within North America. The data represents all segments of the market, except containers and chassis. For the years included below, we have primarily participated in the van segment of the market. In addition, through our recent acquisitions of Transcraft Corporation in March

2006 and select assets of Benson in July 2008, we also participate in the platform and dump trailer segments. Van production has grown from a low of approximately 96,000 units in 2002 to a high of approximately 198,000 units in 2006. In 2008, van trailer production amounted to 98,000 units. For the current year, our market share for van trailers was approximately 30%, an increase from 2007 of over 3%.

	2008	2007		2006		2005	2004	2003

Wabash(1)	32,000	46,000		60,000	(2)	52,000	48,000	36,000
Great Dane	29,000	48,000		60,000		55,000	55,000	41,000
Utility	23,000	31,000		37,000		34,000	31,000	24,000
Hyundai Translead	7,000	13,000		14,000		12,000	9,000	9,000
Stoughton	5,000	11,000		19,000		17,000	15,000	9,900
Other principal producers	20,000	25,000		40,000		34,000	33,000	25,000
Total Industry	152,000	218,000	(3)	283,000	(3)	245,000	228,000	174,000	(3)

(1)	Does not include approximately 700, 2,300, 1,500 and 1,300 intermodal containers in 2006, 2005, 2004 and 2003, respectively.

(2)	The 2006 production includes Transcraft volumes on a full-year pro forma basis.

(3)	Data revised by publisher in a subsequent year.
Competitive Strengths
We believe our core competitive strengths include:
•	Long-Term Core Customer Relationships — We are the leading provider of trailers to a significant number of top tier trucking companies, generating a revenue base that has helped to sustain us as one of the market leaders.

•	Innovative Product Offerings — Our DuraPlate® proprietary technology offers what we believe to be a superior trailer, which commands premium pricing. A DuraPlate® trailer is a composite plate trailer using material that contains a high-density polyethylene core bonded between a high-strength steel skin. We believe that the competitive advantages of our DuraPlate® trailers compared to standard trailers include the following:
–	Extended Service Life — operate three to five years longer;

–	Lower Total Cost of Ownership — less costly to maintain;

–	Less Downtime — higher utilization for fleets;

–	Extended Warranty — warranty period for DuraPlate® panels is ten years; and

–	Improved Resale — higher trade-in values.
We have been manufacturing DuraPlate® trailers for over 13 years and through December 2008 have sold approximately 360,000 units. This proven experience, combined with ownership and knowledge of the DuraPlate® panel technology, helps ensure continued industry leadership in the future. We have also successfully introduced innovations in our ArcticLite® refrigerated trailers and other product lines. For example, we introduced the DuraPlateHD® trailer and the FreightPro® sheet and post trailer in 2003.

•	Significant Market Share and Brand Recognition — We have been one of the two largest manufacturers of trailers in North America since 1994, with one of the most widely recognized brands in the industry. We are one of the largest producers of van trailers in North America. Our Transcraft subsidiary, acquired in March 2006, has been the second leading producer of platform trailers over this time period.

•	Committed Focus on Operational Excellence — Safety, quality, on-time delivery, productivity and cost reduction are the core elements of our program of continuous improvement. We currently maintain an ISO 14001 registration of our Environmental Management System.

•	Technology — We are recognized by the trucking industry as a leader in developing technology to reduce trailer maintenance. In 2008, we completed the standardization of all dry and refrigerated van products. This effort is expected to result in manufacturing and efficiency improvements and part and repair commonality for all of these products. Also in 2008, we introduced our first products made with structural adhesives instead of mechanical fasteners. The use of adhesives results in improved appearance, leak reduction, and trailers that are easier and faster to repair. During 2007, we introduced to our customers fuel saving technologies on DuraPlate® trailers with the Smartway® certification, as approved by the U.S. Environmental Protection Agency. In 2006, we introduced a high performance liner for our refrigerated trailers, which helps reduce interior damage and associated maintenance costs. Also in 2006, we introduced a DuraPlate® trailer built on our new semi-automated Alpha production line. This technology has changed the way that trailers are traditionally manufactured and increases both efficiency of manufacturing and the quality of finished products.

•	Corporate Culture — We benefit from a value driven management team and dedicated workforce.

•	Extensive Distribution Network — Our 11 Company-owned retail branches and four used trailer locations extend our sales network throughout North America, diversify our factory direct sales, provide an outlet for used trailer sales and support our national service contracts. Additionally, we utilize a network of approximately 24 independent dealers with approximately 48 locations throughout North America to distribute our van trailers, and our Transcraft distribution network consists of over 80 independent dealers with approximately 110 locations throughout North America.
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
Products
Since our inception, we have expanded our product offerings from a single truck trailer product to a broad range of trailer-related transportation equipment. Our manufacturing segment specializes in the development of innovative proprietary products for our key markets. Manufacturing segment sales represented approximately 83%, 86% and 85% of consolidated Wabash net sales in 2008, 2007 and 2006, respectively. Our current transportation equipment products primarily include the following:
•	DuraPlate® Trailers. DuraPlate® trailers utilize a proprietary technology that consists of a composite plate wall for increased durability and greater strength. Our DuraPlate® trailers include our DuraPlateHD®, a heavy duty version of our regular DuraPlate® trailers.

•	Smooth Aluminum Trailers. Smooth aluminum trailers, commonly known as “sheet and post” trailers, are the commodity trailer product purchased by the trucking industry. Starting in 2003, we began to market our FreightPro® trailer to provide a competitive offering for this market segment.

•	Platform Trailers. Platform trailers are sold under Transcraft®, Eagle® and BensonTM trademarks. The acquisition of certain assets from Benson in July 2008 provides the ability to offer a premium all-aluminum platform trailer. Platform trailers consist of a trailer chassis with a flat or “drop” loading deck without permanent sides or a roof. These trailers are primarily utilized to haul steel coils, construction materials and large equipment.

•	Refrigerated Trailers. Refrigerated trailers have insulating foam in the walls, roof and floor, which improves both the insulation capabilities and durability of the trailers. Our refrigerated trailers use our proprietary SolarGuard® technology, coupled with our novel foaming process, which we believe enables customers to achieve lower costs through reduced operating hours of refrigeration equipment and therefore reduced fuel consumption.

•	RoadRailer® Equipment. The RoadRailer® intermodal system is a patented bimodal technology consisting of a truck trailer and a detachable rail “bogie” that permits a trailer to run both over the highway and directly on railroad lines.

•	Dump Equipment. The acquisition of certain assets from Benson in July 2008 provides the ability to offer premium aluminum and steel dump equipment sold under the name of BensonTM. This dump equipment is primarily used in the coal industry.

•	DuraPlate® Products. The DuraPlate® Products Group was initiated in 2008 to expand the use of DuraPlate® composite panels, already a proven product in the semi-trailer market for over 13 years, into new product and market applications. In December we signed a multi-year agreement to build and service all of PODS® portable storage container requirements with our new DuraPlate® container. We are actively exploring new opportunities to leverage proprietary technology into new industries and applications.
Our retail and distribution segment focuses on the sale of new and used trailers and on providing parts and service as described below:
•	We sell new trailers produced by the manufacturing segment. Additionally, we sell specialty trailers produced by third parties that are purchased in smaller quantities for local or regional transportation needs. The sale of new transportation equipment through the retail branch network represented approximately 8.2%, 6.5% and 7.0% of net sales during 2008, 2007 and 2006, respectively.

•	We provide replacement parts and accessories and maintenance service for our own and competitors’ trailers and related equipment. Sales of these products and service represented less than 5% of net sales during 2008, 2007 and 2006.

•	We sell used transportation equipment including units taken in trade from our customers upon the sale of new trailers. The ability to remarket used equipment promotes new sales by permitting trade-in allowances and offering customers an outlet for the disposal of used equipment. The sale of used trailers represented less than 5% of net sales during 2008, 2007 and 2006, respectively.
Customers
Our customer base has historically included many of the nation’s largest truckload common carriers, leasing companies, private fleet carriers, less-than-truckload (LTL) common carriers and package carriers. We successfully diversified our customer base from approximately 60% of total units sold to large core customers in 2002 to approximately 30% in 2008 by continuing to expand our customer base and by diversifying into the broader trailer market through the recent acquisitions of Transcraft and Benson assets. This has been accomplished while maintaining our relationships with our core customers. Our five largest customers together accounted for approximately 35%, 20% and 20% of our aggregate net sales in 2008, 2007 and 2006, respectively. No single customer represented 10% or greater of net sales. International sales, primarily to Canadian customers, accounted for less than 10% of net sales for each of the last three years.
We have established relationships as a supplier to many large customers in the transportation industry, including the following:
•	Truckload Carriers: Averitt Express, Inc.; Crete Carrier Corporation; Heartland Express, Inc.; J.B. Hunt Transport Services, Inc.; Knight Transportation, Inc.; Schneider National, Inc.; Swift Transportation Corporation; U.S. Xpress Enterprises, Inc.; and Werner Enterprises, Inc.

•	Leasing Companies: Aurora LLC; GE Trailer Fleet Services; and Xtra Lease, Inc.

•	Private Fleets: C&S Wholesale Grocers, Inc.; Dillard’s, Inc.; The Kroger Co.; and Safeway, Inc.

•	Less-Than-Truckload Carriers: FedEx Corporation; Old Dominion Freight Lines, Inc.; SAIA Motor Freightlines, Inc.; Vitran Express, Inc.; and YRC Worldwide, Inc.

Marketing and Distribution
We market and distribute our products through the following channels:
•	factory direct accounts;

•	Company-owned distribution network; and

•	independent dealerships.
Factory direct accounts are generally large fleets, with over 7,500 trailers, that are high volume purchasers. Historically, we have focused on the factory direct market in which customers are highly knowledgeable of the life-cycle costs of trailer equipment and, therefore, are best equipped to appreciate the design and value-added features of our products. Since late 2003, we have actively pursued the diversification of our customer base focusing on what we refer to as the mid-market. These approximately 1,250 carriers operate fleets of between 250 to 7,500 trailers, which we estimate in total account for approximately one million trailers. Since implementing our mid-market sales strategy, we have added approximately 280 new mid-market customers accounting for over 19,600 new trailer orders.
Our Company-owned distribution network generates retail sales of trailers to smaller fleets and independent operators located in geographic regions where our branches are located. This branch network enables us to provide maintenance and other services to customers. The branch network and our used trailer centers provide an outlet for used trailers taken in trade upon the sale of new trailers, which is a common practice with fleet customers.
We also sell our van trailers through a network of approximately 24 independent dealers with over 48 locations throughout North America. Our platform trailers are sold through over 80 independent dealers with approximately 110 locations throughout North America. The dealers primarily serve mid-market and smaller sized carriers and private fleets in the geographic region where the dealer is located and occasionally may sell to large fleets. The dealers may also perform service work for their customers.
Raw Materials
We utilize a variety of raw materials and components including steel, plastic, aluminum, lumber, tires and suspensions, which we purchase from a limited number of suppliers. Significant price fluctuations or shortages in raw materials or finished components may adversely affect our results of operations. In 2009 and for the foreseeable future, we expect that the raw materials used in the greatest quantity will be steel, aluminum, plastic and wood. Our component suppliers have advised us that they have adequate capacity to meet our current and expected demands during 2009. In 2009, we expect there to be continued price volatility for our primary commodity raw materials of aluminum, steel and plastic. Our Harrison, Arkansas laminated hardwood floor facility provides the majority of our requirements for trailer floors.
Backlog
Orders that have been confirmed by the customer in writing and can be produced during the next 18 months are included in our backlog. Orders that comprise backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders at December 31, 2008 and 2007 were approximately $110 million and $336 million, respectively. We expect to complete the majority of our backlog orders within the next 12 months.
Patents and Intellectual Property
We hold or have applied for 57 patents in the U.S. on various components and techniques utilized in our manufacture of transportation equipment. In addition, we hold or have applied for 62 patents in two foreign countries. Our patents include intellectual property related to the manufacture of trailers using our proprietary DuraPlate® product, which we believe offers us a significant competitive advantage. The patents in our DuraPlate® portfolio have expiration dates ranging from 2009 to 2024. In our view there are no meaningful patents having an expiration date prior to 2016.

We also hold or have applied for 42 trademarks in the U.S., as well as 25 trademarks in foreign countries. These trademarks include the Wabash®, Wabash National®, Transcraft® and BensonTM brand names as well as trademarks associated with our proprietary products such as DuraPlate®, RoadRailer®, Eagle® and BensonTM trailers. We believe these trademarks are important for the identification of our products and the associated customer goodwill; however, our business is not materially dependent on such trademarks.
Research and Development
Research and development expenses are charged to earnings as incurred and were $3.2 million, $3.4 million and $4.3 million in 2008, 2007 and 2006, respectively.
Environmental Matters
Our facilities are subject to various environmental laws and regulations, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes, and occupational safety and health. Our operations and facilities have been and in the future may become the subject of enforcement actions or proceedings for non-compliance with such laws or for remediation of company-related releases of substances into the environment. Resolution of such matters with regulators can result in commitments to compliance abatement or remediation programs and in some cases the payment of penalties (see Item 3 “Legal Proceedings”).
We believe that our facilities are in substantial compliance with applicable environmental laws and regulations. Our facilities have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with these laws and regulations. However, we currently do not anticipate that the future costs of environmental compliance will have a material adverse effect on our business, financial condition or results of operations.
Employees
As of December 31, 2008 and 2007, we had approximately 2,800 and 3,100 full-time associates, respectively. At December 31, 2008, all of our active associates were non-union. During 2008, less than 10% of our total production workforce included temporary associates. We place a strong emphasis on employee relations through educational programs and quality improvement teams. We believe our employee relations are good.
Executive Officers of Wabash National Corporation
The following are the executive officers of the Company:

Name	Age	Position

Richard J. Giromini	55	President and Chief Executive Officer, Director
Lawrence M. Cuculic	52	Senior Vice President — General Counsel and Secretary
Rodney P. Ehrlich	62	Senior Vice President — Chief Technology Officer
Bruce N. Ewald	57	Senior Vice President — Sales and Marketing
Timothy J. Monahan	56	Senior Vice President — Human Resources
Robert J. Smith	62	Senior Vice President — Chief Financial Officer
Joseph M. Zachman	48	Senior Vice President — Chief Operating Officer
Richard J. Giromini. Mr. Giromini was promoted to President and Chief Executive Officer on January 1, 2007. He had been Executive Vice President and Chief Operating Officer from February 28, 2005 until December 2005 when he was appointed President and a Director of the Company. Prior to that, he had been Senior Vice President — Chief Operating Officer since joining the Company on July 15, 2002. Mr. Giromini was with Accuride Corporation from April 1998 to July 2002, where he served in capacities as Senior Vice President — Technology and Continuous Improvement; Senior Vice President and General Manager — Light Vehicle Operations; and President and CEO of AKW LP. Previously, Mr. Giromini was employed by ITT Automotive, Inc. from 1996 to 1998 serving as the Director of Manufacturing. Mr. Giromini also serves on the board of directors of Robbins & Myers, Inc., a global supplier of highly engineered equipment and systems for critical applications in energy, industrial, chemical and pharmaceutical markets, which he joined in October 2008. Mr. Giromini holds a Bachelor of Science degree in mechanical and industrial engineering and a Master of Science degree in industrial management, both from Clarkson

University. He is a graduate of the Advanced Management Program at the Duke University Fuqua School of Management.
Lawrence M. Cuculic. Mr. Cuculic was named Senior Vice President — General Counsel and Secretary in January 2008. Prior to that, from August 2006 through December 2007, Mr. Cuculic was Vice President Legal and Secretary of American Commercial Lines Inc., a diversified marine transportation and service company. Mr. Cuculic served as Corporate Counsel for Wabash from September 2002 to August 2006. Prior to that date he was engaged in private practice serving as outside counsel for the Company. Mr. Cuculic retired as a Lieutenant Colonel from the United States Army after 20 years, holding various legal positions of increasing responsibility, including appointment as a Circuit Judge. Mr. Cuculic holds a Bachelor of Science degree from the United States Military Academy, West Point, and a Juris Doctor degree from the University of Notre Dame Law School.
Rodney P. Ehrlich. Mr. Ehrlich has been Senior Vice President — Chief Technology Officer of the Company since January 2004. From 2001 to 2003, Mr. Ehrlich was Senior Vice President of Product Development. Mr. Ehrlich has been in charge of the Company’s engineering operations since the Company’s founding. Prior to Wabash National, Mr. Ehrlich started with Monon Trailer Corporation in 1963 working various positions until becoming Chief Engineer in 1973, Director of Engineering in 1978, and serving until joining the founders of Wabash National in 1985. Mr. Ehrlich has obtained over 50 patents in trailer related design during his 45 year trailer career. Mr. Ehrlich holds a Bachelor of Science degree in Mechanical Engineering from Purdue University.
Bruce N. Ewald. Mr. Ewald’s original appointment was Vice President and General Manager of Wabash National Trailer Centers, Inc. when he joined the Company in March 2005. In October 2005, he was promoted to Senior Vice President — Sales and Marketing. Mr. Ewald has nearly 25 years experience in the transportation industry. Most recently, Mr. Ewald was with PACCAR from 1991 to February 2005 where he served in a number of executive-level positions. Prior to PACCAR, Mr. Ewald spent 10 years with Genuine Parts Co. where he served in several positions, including President and General Manager, Napa Auto Parts/Genuine Parts Co. Mr. Ewald holds a Bachelor of Science degree in Business from the University of Minnesota.
Timothy J. Monahan. Mr. Monahan has been Senior Vice President — Human Resources since joining the Company on October 15, 2003. Prior to that, Mr. Monahan was with Textron Fastening Systems from 1999 to October 2003 where he served as Vice President — Human Resources for the Commercial Solutions Group and later Global Vice President — Human Resources. Previously, Mr. Monahan served as Vice President — Human Resources at Beloit Corporation. Mr. Monahan serves on the board of directors of North American Tool Corporation, a global producer of special cutting tools. He holds a Bachelor of Science degree from Milton College and has attended the Duke University Fuqua School of Management — Executive Management Program.
Robert J. Smith. Mr. Smith was appointed Senior Vice President — Chief Financial Officer in October 2004, after serving as our Acting Chief Financial Officer since June 2004, and our Vice President and Controller since joining us in March 2003. Before joining us, Mr. Smith served from 2000 to 2001 as Director of Finance for KPMG Consulting, Inc., now BearingPoint, Inc.; from 1993 to 2000 with Great Lakes Chemical Corp. (serving from 1998 to 2000 as vice president and controller); and from 1983 to 1993 with Olin Corporation, including as chief financial officer for several of its divisions. Early in his career he spent 11 years with Peat, Marwick, Mitchell & Co., a predecessor to KPMG LLP. Mr. Smith earned his Bachelor of Arts degree in Economics from Fairfield University and attended the Masters Program in Finance at Pace University.
Joseph M. Zachman. In March 2008, Mr. Zachman was appointed to Senior Vice President — Chief Operating Officer. Mr. Zachman joined the Company in May 2005 as Vice President of Manufacturing and in June 2006 he was promoted to Senior Vice President — Manufacturing. Prior to joining Wabash in May 2005, Mr. Zachman was with TTM Technologies where he served as Vice President and General Manager from December 2002 until December 2004. Previously, Mr. Zachman served as President of CDR Corporation from September 2001 until December 2002; Director of Operations of Sanmina Corporation from September 1997 until September 2001; and worked at Delco Electronics Corporation from January 1984 until September 1997 where he served in numerous positions of increasing responsibility in engineering and manufacturing management. Mr. Zachman holds a Bachelor of Science degree from Purdue University and Masters of Sciences degree from Kettering University (formerly GMI). He is a graduate of the Advanced Management Program at the Duke University Fuqua School of Management.

ITEM 1A — RISK FACTORS
You should carefully consider the risks described below in addition to other information contained or incorporated by reference in this Annual Report before investing in our securities. Realization of any of the following risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Risks Related to Our Business, Strategy and Operations
There is substantial doubt about our ability to continue as a going concern.
In our consolidated financial statements for the year ended December 31, 2008, we have classified all amounts outstanding under our Second Amended and Restated Loan and Security Agreement (Revolving Facility) as a current liability. As a result of this, the adverse conditions in the economy in general and the trailer industry in particular, and the other factors discussed in Note 1 to our consolidated financial statements for the year ended December 31, 2008, our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements. The presence of the going concern explanatory paragraph may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees and could make it challenging and difficult for us to raise additional debt or equity financing to the extent needed, all of which could have a material adverse impact on our business, results of operations and financial condition.
We are in default under our Revolving Facility, and the lenders could, among other actions, terminate the facility and demand immediate repayment of any outstanding debt.
While we were in compliance with our financial covenants under our Revolving Facility at December 31, 2008, subsequent to year end, events of default have occurred under the Revolving Facility which permits the lenders to increase the interest on the outstanding principal by 2%, to cause an acceleration of the maturity of borrowings, to restrict advances, and to terminate the Revolving Facility. On April 1, 2009, we received written notice from the administrative agent for the Revolving Facility asserting the existence of events of default under the Revolving Facility relating to the failure to deliver the required financial statements, failure to deliver notice of the change in name of a Company subsidiary, and requests for borrowings during the pendency of an event of default. In accordance with the terms of the Revolving Facility, as of April 1, 2009, the agent has increased the interest on the outstanding principal under the Revolving Facility by 2% and implemented availability reserves that result in a reduction of our borrowing base under the Revolving Facility by $25 million.
In addition to the events of default for which the agent has already provided notice, on April 1, 2009, we also incurred an event of default related to our borrowing capacity and fixed charge coverage ratio. Our Revolving Facility contains a financial covenant that provides that when our available borrowing capacity drops below $30 million, we are subject to a minimum fixed charge coverage ratio of 1.1:1.0. As a result of draws on April 1, 2009, our available borrowing capacity is now below $30 million and we do not meet the fixed charge coverage ratio requirements. Furthermore, because the report of our independent registered public accounting firm contained in this Form 10-K includes an explanatory paragraph with respect to our ability to continue as a going concern, we have incurred an additional event of default.
Our Revolving Facility provides that as a result of the events of default identified in the written notice of the administrative agent, as well as the other events of defaults referenced above, our lenders could elect to declare all amounts outstanding under the Revolving Facility, together with accrued interest, to be immediately due and payable. While the administrative agent’s notice did not terminate the Revolving Facility or demand immediate repayment of any outstanding debt and the payment of accrued interest thereunder, it does reserve the rights of the lenders to do any of the foregoing or seek any other available remedies. There can be no assurance that these actions will not occur at any time as a result of the events of default referenced in the notice or the occurrence of other events of default.
We are in discussions with the lenders concerning the aforementioned events of default and negotiation of a forbearance agreement to address the consequences of the defaults and to provide additional liquidity while we continue discussions to amend the Revolving Facility and to waive any events of default. There can be no assurance that a forbearance agreement will be entered into or that an amendment or waiver will be obtained.

We have limited liquidity and may need to arrange for additional liquidity on terms that are unfavorable to our stockholders, if we are able to obtain additional liquidity at all.
Our liquidity remains constrained such that it may not be sufficient to meet our cash operating needs in this period of economic uncertainty. Our ability to fund our working capital needs and capital expenditures is limited by the net cash provided by operations, cash on hand and the liquidity available under the Revolving Facility. Additional declines in net cash provided by operations, further decreases in the availability under the Revolving Facility or changes in the credit our suppliers provide to us, could rapidly exhaust our liquidity. Our inability to increase our liquidity would adversely impact our future performance, operations and results of operations. Our liquidity problems have worsened as a result of the events of default under our Revolving Facility. There is no assurance that we will be able to enter into a forbearance agreement under our Revolving Facility. Additionally, even if we are able to enter into a forbearance agreement, we believe that an amendment and waiver will also be necessary under our Revolving Facility. There can be no assurance that a forbearance agreement will be entered into or that an amendment or waiver will be obtained.
In order to increase our liquidity, a forbearance agreement and amendment and waiver to our Revolving Facility will likely not be enough. We will likely need to issue new common equity, preferred equity, or obtain modification to, or additional sources of, debt. Any new issuance may take the form of public or private offerings for debt or equity. Our ability to obtain additional liquidity will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on commercially reasonable terms, or at all.
Our continued failure to comply with the financial covenants contained in our Revolving Facility could have a material adverse impact on our business as a whole.
In addition to the current events of default under our Revolving Facility, we may be subject to further events of default in the future. The Revolving Facility includes certain covenants that restrict, among other things, our ability to:
•	incur additional debt;

•	pay any distributions, including dividends on our common stock in excess of $20 million per year, so long as no event of default is continuing;

•	consolidate, merge or transfer all or substantially all of our assets;

•	make certain investments, loans, mergers and acquisitions;

•	enter into operating leases with aggregate rentals payable in excess of $10 million during any 12 consecutive months; and

•	create certain liens.
Our current Revolving Facility has a stated capacity of $200 million, subject to a borrowing base, with a maturity date of March 6, 2012. Borrowing capacity is calculated weekly, monthly or quarterly based on availability levels using allowable percentages of eligible accounts receivable and inventory as well as appraised property values, net of required depreciation. Availability under the Revolving Facility has been impacted negatively in light of the current market demand for trailers. As a result of the current events of default, the agent for the Revolving Facility reduced our availability by a $25 million reserve. The Revolving Facility contains a financial covenant that provides that when our available borrowing capacity drops below $30 million, we are subject to a minimum fixed charge coverage ratio of 1.1:1.0. As a result of draws on April 1, 2009, our available borrowing capacity is now below $30 million and we do not meet the fixed charge coverage ratio requirements. Because we do not meet the fixed charge coverage ratio requirements, we have incurred an additional default under the Revolving Facility and our lenders could now elect to declare all amounts outstanding under our debt agreements, together with accrued interest, to be immediately due and payable.
The Revolving Facility also contains additional customary affirmative covenants and events of default, including among other events, certain cross defaults, business disruption, condemnation and change in ownership. In addition, a material adverse effect clause, which permits the lenders to subjectively determine when a material adverse change in our business or financial condition occurs, could result in an event of default and an early termination of our Revolving Facility.
Our Board of Directors has authorized management to pursue and evaluate a wide range of strategic alternatives, which may not result in a favorable transaction for our stockholders.
The Board of Directors has also authorized management to pursue and evaluate a wide range of strategic alternatives. Strategic alternatives to be considered may include, but are not limited to, select business divestitures, changes to our capital structure, or a possible sale, merger or other business combination. There can be no assurance that this evaluation will result in any specific transaction. Furthermore, our current financial condition could result in a weakened negotiating position if we do enter into a strategic transaction, and that could impact our ability to maximize value for our stockholders and could result in a transaction that is not as favorable to our stockholders as it otherwise might have been,
Recent turmoil in the credit markets and the financial services industry has had a negative impact on our business, results of operations, financial condition and liquidity.
Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions, an unprecedented level of intervention from the United States federal government and foreign governments and tighter availability of credit. While the ultimate outcome of these events cannot be predicted, our liquidity and financial condition would worsen if our ability to borrow money to finance operations or obtain credit from trade creditors were to deteriorate from its current state. In addition, the recent economic crisis may adversely impact our customers’ ability to purchase or pay for products from us or our suppliers’ ability to provide us with product. If these adverse conditions continue or worsen, our business and results of operations will be negatively impacted.
Our business is highly cyclical, which has had, and could have further, adverse affects on our sales and results of operations.
The truck trailer manufacturing industry historically has been and is expected to continue to be cyclical, as well as affected by overall economic conditions. Customers historically have replaced trailers in cycles that run from five to 12 years, depending on service and trailer type. Poor economic conditions can adversely affect demand for new trailers and have historically and has currently, led to an overall aging of trailer fleets beyond this typical replacement cycle. Customers’ buying patterns can also reflect regulatory changes, such as federal hours-of-service rules and federal emissions standards.
While we have taken steps to diversify the Company through the implementation of our strategic plan, we are not immune to the cyclicality. As a result, during downturns, we operate with a lower level of backlog and have had to temporarily slow down or halt production at some or all of our facilities, including idling our Mt. Sterling, Kentucky facility that we are now holding for sale, extending normal shut down periods, and reducing salaried headcount levels. We could be forced to further slow down or halt additional production. An economic downturn may reduce, and in the current situation has reduced, demand for trailers, resulting in lower sales volumes, lower prices and decreased profits and losses.
A change in our customer relationships or in the financial condition of our customers has had, and could have further, adverse affects on our business.
We have longstanding relationships with a number of large customers to whom we supply our products. We do not have long-term agreements with these customers. Our success is dependent, to a significant extent, upon the continued strength of these relationships and the growth of our core customers. We often are unable to predict the level of demand for our products from these customers, or the timing of their orders. In addition, the same economic conditions that adversely affect us also often adversely affect our customers and in the current environment has led to reduced demand. As some of our customers are highly leveraged and have limited access to capital, their continued existence may be uncertain. The loss of a significant customer or unexpected delays in product purchases could further adversely affect our business and results of operations.

Demand for new trailers has been and will continue to be sensitive to economic conditions over which we have no control and that may further adversely affect our revenues and profitability.
Demand for trailers is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, new housing starts, government regulations and the availability of financing and interest rates. These risks and uncertainties periodically have an adverse effect on truck freight and the demand for and the pricing of our trailers, which has, and could further, result in the inability of customers to meet their contractual terms or payment obligations, which could further cause our operating revenues and profits to decline.
Our backlog is not necessarily indicative of the level of our future revenues.
Our backlog is future production for which we have written orders from our customers that can be produced or sold in the next 18 months. Our reported backlog may not be converted to revenue in any particular period and actual revenue from such orders may not equal our backlog revenues. Therefore, our backlog is not necessarily indicative of the level of our future revenues.
Our technology and products may not achieve market acceptance or competing products could gain market share, which could adversely affect our competitive position.
We continue to optimize and expand our product offerings to meet our customer needs through our established brands, such as DuraPlate®, DuraPlateHD®, FreightPro®, ArcticLite®, Transcraft Eagle® and BensonTM. While we target product development to meet customer needs, there is no assurance that our product development efforts will be embraced and that we will meet our sales projections. Companies in the truck transportation industry, a very fluid industry in which our customers primarily operate, make frequent changes to maximize their operations and profits.
Over the past several years, we have seen a number of our competitors follow our leadership in the development and use of composite sidewalls that compete directly with our DuraPlate® products. Our product development is focused on maintaining our leadership on these products but competitive pressures may erode our market share or margins. We continue to take steps to protect our proprietary rights in our new products. However, the steps we have taken to protect them may not be sufficient or may not be enforced by a court of law. If we are unable to protect our proprietary rights, other parties may attempt to copy or otherwise obtain or use our products or technology. If competitors are able to use our technology, our ability to effectively compete could be harmed.
We have a limited number of suppliers of raw materials; increases in the price of raw materials or the inability to obtain raw materials could adversely affect our results of operations.
We currently rely on a limited number of suppliers for certain key components in the manufacturing of our products, such as tires, landing gear, axles and specialty steel coil used in DuraPlate® panels. From time to time, there have been and may in the future be shortages of supplies of raw materials, or our suppliers may place us on allocation, which would have an adverse impact on our ability to meet demand for our products. Raw material shortages and allocations may result in inefficient operations and a build-up of inventory, which can negatively affect our working capital position. In addition, the recent price volatility in commodity pricing has negatively impacted our operating margins and further volatility could cause further adverse affects. The loss of any of our suppliers or their inability to meet our price, quality, quantity and delivery requirements could have a significant impact on our results of operations.
Disruption of our manufacturing operations would have an adverse effect on our financial condition and results of operations.
We manufacture our products at two van trailer manufacturing facilities in Lafayette, Indiana, a flatbed trailer facility in Anna, Illinois, an aluminum flatbed and dump-body trailer facility in Cadiz, Kentucky, and a hardwood floor facility in Harrison, Arkansas. An unexpected disruption in our production at any of these facilities for any length of time would have an adverse effect on our business, financial condition and results of operations.

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
The inability to reduce our cost structure to support the reduced market demand and realize additional cost savings could weaken our competitive position.
If we are unable to continue to successfully implement our program of cost reductions and continuous improvements, we may not realize additional anticipated cost savings, which could weaken our competitive position. Similarly, our cost structure is not entirely associated with the level of our sales, and we have not been able to fully reduce our cost structure commensurate with the level of reduced demand for our products. If we are unable to continue to reduce costs to reflect lower levels of demand, our competitive position could be further weakened and it could make it more difficult for us to return to profitability or could result in increased losses.
The issuance of common or preferred equity or additional debt could adversely affect our common stockholders.
The issuance of common or preferred equity or debt could adversely affect the voting power of holders of our common stock, and reduce the likelihood that our common stockholders receive dividend payments and payments upon liquidation. The issuance of common or preferred equity or debt could also decrease the market price of our common stock, or have terms and conditions that could discourage a takeover or other transactions that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.
We rely significantly on our integrated Enterprise Resource Planning (ERP) solution to support our operations.
We rely on an ERP system and telecommunications infrastructure to integrate departments and functions, to enhance the ability to service customers, to improve our control environment and to manage our cost reduction initiatives. Any issues involving our critical business applications and infrastructure may adversely impact our ability to manage operations and the customers we serve.
Significant competition in the industry in which we operate may result in our competitors offering new or better products and services or lower prices, which could result in a loss of customers and a decrease in our revenues.
The truck trailer manufacturing industry is highly competitive. We compete with other manufacturers of varying sizes, some of which have substantial financial resources. Trailer manufacturers compete primarily on the quality of their products, customer relationships, service availability and cost. Barriers to entry in the standard truck trailer manufacturing industry are low. As a result, it is possible that additional competitors could enter the market at any time. In the recent past, manufacturing over-capacity and high leverage of some of our competitors, along with bankruptcies and financial stresses that affected the industry, contributed to significant pricing pressures.
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
The length, height, width, maximum weight capacity and other specifications of truck trailers are regulated by individual states. The federal government also regulates certain truck trailer safety features, such as lamps, reflective devices, tires, air-brake systems and rear-impact guards. Changes or anticipation of changes in these regulations can have a material impact on our financial results, as our customers may defer purchasing decisions and we may have to re-engineer products. We are subject to various environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of storm water and underground fuel storage tanks and may be subject to liability associated with operations of prior owners of acquired property. In addition, we are subject to laws and regulations relating to the employment of our associates and labor-related practices.
If we are found to be in violation of applicable laws or regulations in the future, it could have an adverse effect on our business, financial condition and results of operations. Our costs of complying with these or any other current or future regulations may be material. In addition, if we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions.
Product liability and other claims.
As a manufacturer of products widely used in commerce, we are subject to product liability claims and litigation as well as warranty claims. From time to time claims may involve material amounts and novel legal theories, and any insurance we carry may prove inadequate to insulate us from material liabilities for these claims.
Risks Related to an Investment in Our Common Stock
Our common stock has experienced, and may continue to experience, price volatility and a low trading volume.
The trading price and volume of our common stock has been and may continue to be subject to large fluctuations. The market price and volume of our common stock may increase or decrease in response to a number of events and factors, including:
•	trends in our industry and the markets in which we operate;

•	changes in the market price of the products we sell;

•	the introduction of new technologies or products by us or by our competitors;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	operating results that vary from the expectations of securities analysts and investors;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, financings or capital commitments;

•	changes in laws and regulations;

•	general economic and competitive conditions; and

•	changes in key management personnel.
This volatility may adversely affect the prices of our common stock regardless of our operating performance. To the extent that the price of our common stock remains low or declines further, our ability to raise funds through the issuance of equity or otherwise use our common stock as consideration will be reduced. These factors may limit our ability to implement our operating and growth plans.
Declines in the price of our common stock could have an adverse effect on our liquidity.
Our common stock is currently listed on the New York Stock Exchange (NYSE). The NYSE maintains continued listing requirements relating to, among other things, market capitalization and minimum stock price (including that the average closing price of common stock be not less than $1.00 for 30 consecutive trading days). On February 26, 2009, the NYSE notified issuers that it had submitted to the SEC an immediately effective rule that would suspend the $1.00 minimum price requirement and other capitalization standards on a temporary basis initially through June 30, 2009. Although we are currently in compliance with NYSE listing requirements, our stock price declined severely during 2008. If in the future we are unable to satisfy the NYSE criteria for continued listing, we would be notified by the NYSE and given an opportunity to take corrective action. If we are not brought into compliance after the cure period (generally six months), our stock could be subject to delisting. A delisting of common stock could negatively impact us by reducing the liquidity and market price of our common stock and reducing the number of investors willing to hold or acquire our common stock. This could negatively impact our ability to raise additional funds through equity financing, which in turn could materially and adversely affect our business, financial condition and results of operations.
ITEM 1B — UNRESOLVED STAFF COMMENTS
None.
ITEM 2 — PROPERTIES
Manufacturing Facilities
We own or lease, and operate trailer manufacturing facilities in Lafayette, Indiana; Anna, Illinois; and Cadiz, Kentucky, as well as a trailer floor manufacturing facility in Harrison, Arkansas. We also have a trailer manufacturing facility in Mt. Sterling, Kentucky that we idled in 2007 and which is currently held for sale. Our main Lafayette facility is a 1.2 million square foot facility that houses truck trailer and composite material production, tool and die operations, research laboratories and offices. The second Lafayette facility is 0.6 million square feet, primarily used for the production of refrigerated trailers. The plants located in Anna and Cadiz are approximately 0.1 million and 0.2 million square feet, respectively, and conduct the manufacturing operations of our flatbed trailer business. In addition to flatbeds, the Cadiz facility also produces dump trailers and dump bodies. In total, our facilities have the capacity to produce in excess of 100,000 trailers annually on a three-shift, five-day workweek schedule.
Retail and Distribution Facilities
Retail and distribution facilities include 11 full service branches and four used trailer centers (four of which are leased). Each sales and service branch consists of an office, parts warehouse and service space, and ranges in size from 20,000 to 50,000 square feet per facility. The 15 facilities are located in 11 states.
Wabash-owned properties are subject to security interests held by our lenders.
ITEM 3 — LEGAL PROCEEDINGS
Various lawsuits, claims and proceedings have been or may be instituted or asserted against Wabash arising in the ordinary course of business, including those pertaining to product liability, labor and health related matters, successor liability, environmental matters and possible tax assessments. While the amounts claimed could be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are currently pending or asserted will not have a material adverse effect on our financial position, liquidity or results of operations. Costs associated with the litigation and settlement of legal matters are reported within General and Administrative Expenses in the Consolidated Statements of Operations.
Brazil Joint Venture
In March 2001, Bernard Krone Indústria e Comércio de Máquinas Agrícolas Ltda. (“BK”) filed suit against Wabash in the Fourth Civil Court of Curitiba in the State of Paraná, Brazil. Because of the bankruptcy of BK, this proceeding is now pending before the Second Civil Court of Bankruptcies and Creditors Reorganization of Curitiba, State of Paraná (No. 232/99).
The case grows out of a joint venture agreement between BK and Wabash related to marketing of RoadRailer® trailers in Brazil and other areas of South America. When BK was placed into the Brazilian equivalent of bankruptcy late in 2000, the joint venture was dissolved. BK subsequently filed its lawsuit against Wabash alleging that it was forced to terminate business with other companies because of exclusivity and non-compete clauses purportedly found in the joint venture agreement. BK asserts damages of approximately $8.4 million.

We answered the complaint in May 2001, denying any wrongdoing. We believe that the claims asserted by BK are without merit and we intend to defend our position. A trial date originally scheduled for December 2008 was continued indefinitely by the trial court. We believe that the resolution of this lawsuit will not have a material adverse effect on our financial position, liquidity or future results of operations; however, at this stage of the proceeding, no assurances can be given as to the ultimate outcome of the case.
Intellectual Property
In October 2006, we filed a patent infringement suit against Vanguard National Corporation (“Vanguard”) regarding Wabash’s U.S. Patent Nos. 6,986,546 and 6,220,651 in the U.S. District Court for the Northern District of Indiana (Civil Action No. 4:06-cv-135). We amended the Complaint in April 2007. In May 2007, Vanguard filed its Answer to the Amended Complaint, along with Counterclaims seeking findings of non-infringement, invalidity, and unenforceability of the subject patents. We filed a reply to Vanguard’s counterclaims in May 2007, denying any wrongdoing or merit to the allegations as set forth in the counterclaims.
We believe that the claims asserted by Vanguard are without merit and we intend to defend our position. We believe that the resolution of this lawsuit will not have a material adverse effect on our financial position, liquidity or future results of operations; however, at this stage of the proceeding, no assurance can be given as to the ultimate outcome of the case.
Environmental
In September 2003, we were noticed as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency pertaining to the Motorola 52nd Street (Phoenix, Arizona) Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. PRPs include current and former owners and operators of facilities at which hazardous substances were allegedly disposed. EPA’s allegation that we were a PRP arises out of the operation of a former branch facility located approximately five miles from the original site, which we acquired and subsequently sold. According to the notice, the site currently encompasses an area of groundwater contaminated by volatile organic compounds seven miles long and one mile wide. The site was placed on the National Priorities List in 1989. Motorola has been operating an interim groundwater containment remedy since 2001. We do not expect that these proceedings will have a material adverse effect on our financial condition or results of operations.
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
ITEM 4 — SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
None.
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Information Regarding our Common Stock
Our common stock is traded on the New York Stock Exchange (ticker symbol: WNC). The number of record holders of our common stock at April 8, 2009 was 990.
We declared quarterly dividends of $0.045 per share on our common stock from the first quarter of 2005 through the third quarter of 2008. In December 2008, we suspended the payment of our quarterly dividend due to the continued weak economic environment and the uncertainty as to the timing of a recovery as well as our effort to enhance liquidity. Our amended asset-based loan agreement limits the payment of cash dividends to $20 million per year, so long as no event of default is continuing. Additionally, further restrictions on our loan agreement would limit our ability to pay dividends because our available borrowing capacity has dropped below $30 million. The reinstatement of quarterly cash dividends will depend on our future earnings, capital availability and financial condition.
High and low stock prices as reported on the New York Stock Exchange for the last two years were:

	High	Low

2007
First Quarter	$17.22	$14.50
Second Quarter	$15.81	$13.97
Third Quarter	$14.80	$11.29
Fourth Quarter	$11.60	$6.78
2008
First Quarter	$9.50	$6.96
Second Quarter	$10.59	$7.55
Third Quarter	$11.69	$6.85
Fourth Quarter	$9.37	$3.26
Performance Graph
The following graph shows a comparison of cumulative total returns for an investment in our Common Stock, the S&P 500 Composite Index and the Dow Jones Transportation Index. It covers the period commencing December 31, 2003 and ending December 31, 2008. The graph assumes that the value for the investment in our common stock and in each index was $100 on December 31, 2003 and that all dividends were reinvested.
Comparative of Cumulative Total Return
December 31, 2003 through December 31, 2008
among Wabash National Corporation, the S&P 500 Index
and the Dow Jones Transportation Index
Purchases of Our Equity Securities
Our stock repurchase program (Repurchase Program), which allowed for the repurchase of common stock up to $50 million, expired September 15, 2008 with $25.8 million remaining available under the program. During 2008, there were no stock repurchases under the Repurchase Program. During the fourth quarter of 2008, shares surrendered or withheld to cover withholding tax obligations upon vesting of restricted stock awards totaled 2,755 shares.
During 2008, we purchased and retired the remaining $104.5 million of our Senior Convertible Notes, eliminating the possibility that 5.6 million shares could have been converted upon maturity.

ITEM 6 — SELECTED FINANCIAL DATA
The following selected consolidated financial data with respect to Wabash for each of the five years in the period ended December 31, 2008, have been derived from our consolidated financial statements. The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)

Statement of Operations Data:
Net sales	$836,213	$1,102,544	$1,312,180	$1,213,711	$1,041,096
Cost of sales	815,289	1,010,823	1,207,687	1,079,196	915,310

Gross profit	20,924	91,721	104,493	134,515	125,786
Selling, general and administrative expenses	58,384	65,255	66,227	54,521	57,003
Impairment of goodwill	66,317	-	15,373	-	-

(Loss) Income from operations	(103,777)	26,466	22,893	79,994	68,783
Interest expense	(4,657)	(5,755)	(6,921)	(6,431)	(10,809)
Foreign exchange, net	(156)	3,818	(77)	231	463
Gain (loss) on debt extinguishment	151	546	-	-	(607)
Other, net	(323)	(387)	407	262	1,175

(Loss) Income before income taxes	(108,762)	24,688	16,302	74,056	59,005
Income tax (benefit) expense	17,064	8,403	6,882	(37,031)	600

Net (loss) income	$(125,826)	$16,285	$9,420	$111,087	$58,405

Basic net (loss) income per common share	$(4.20)	$0.54	$0.30	$3.57	$2.10

Diluted net (loss) income per common share	$(4.20)	$0.52	$0.30	$3.06	$1.80

Cash dividends declared per common share	$0.135	$0.18	$0.18	$0.18	$-

Balance Sheet Data:
Working capital	$(2,698)	$146,616	$154,880	$213,201	$108,101
Total assets	$331,974	$483,582	$556,483	$548,653	$432,046
Total debt and capital leases	$85,148	$104,500	$125,000	$125,500	$127,500
Stockholders’ equity	$153,437	$279,929	$277,955	$278,702	$164,574

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2008, and our capital resources and liquidity as of December 31, 2008. Our discussion begins with our assessment of the condition of the North American trailer industry along with a summary of the actions we have taken to strengthen Wabash. We then analyze the results of our operations for the last three years, including the trends in the overall business and our operations segments, followed by a discussion of our cash flows and liquidity, capital markets events and transactions, our credit facility and contractual commitments. We also provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. These are the critical accounting policies that affect the recognition and measurement of our transactions and the balances in our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements that we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.
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
Executive Summary
Our 2008 results reflect the challenges that the trailer industry faced during the year. Throughout the year, the factors negatively impacting demand for new trailers became more intense and pervasive across the United States. As a result, the already difficult conditions within the industry became progressively more challenging. High commodity prices and elevated fuel costs prevailed for most of the year, combined with a weak housing market and overall weak consumer confidence. The effects of these factors were further magnified by credit tightening and severe shortages of liquidity in the financial markets. The liquidity shortage has caused concern about the viability of many financial institutions and has negatively impacted the economy. These factors combined together caused our revenue and gross profits to be significantly reduced. Despite these adverse conditions, we were able to achieve strong safety performance, improved process yield and productivity, increased market share and diversification through the acquisition of certain Benson manufacturing assets and the successful product launch of portable storage containers.
Due to the declining market conditions discussed above, we evaluated the recoverability of our goodwill and net deferred tax assets. Our goodwill and net deferred tax asset evaluations reflected our expectation of continued and increasing challenges in the trailer industry, and our belief that these challenging conditions will persist for some time. Based on our evaluations, and as a result of our fourth quarter results and market values, we recorded a significant non-cash impairment charge for goodwill and a full valuation allowance against our net deferred tax assets, which materially affected our operating results during 2008.
We expect the overall trailer market for 2009 to decline further from 2008. As a result, we will focus on rightsizing our manufacturing and retail operations to match the current demand environment, implementing cost savings initiatives, strengthening our capital structure and improving liquidity, improving earnings and selective production introductions that meet the needs of our customers.
Going Concern
Due to the events of default under our Second Amended and Restated Loan and Security Agreement (Revolving Facility), which are discussed in Liquidity and Capital Resources below, we have classified all amounts outstanding under our Revolving Facility as a current liability in our consolidated financial statements for the year ended December 31, 2008. As a result of this, the adverse conditions in the economy in general and the trailer industry in particular, and the other factors discussed in Note 1 to our consolidated financial statements, our independent registered public accounting firm has included an explanatory paragraph with respect to substantial doubt about our ability to continue as a going concern in its report on our consolidated financial statements. The presence of the going concern explanatory paragraph may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees and could make it challenging and difficult for us to raise additional debt or equity financing to the extent needed, all of which could have a material adverse impact on our business, results of operations and financial condition.
Strategic Alternatives
The Board of Directors has authorized management to pursue and evaluate a wide range of strategic alternatives, including, but not limited to, select business divestitures, changes to our capital structure, or a possible sale, merger or other business combination. There can be no assurance that this evaluation will result in any specific transaction.
Operating Performance
We measure our operating performance in four key areas — Safety/Environmental, Quality, Productivity and Cost Reduction. Our objective of being better today than yesterday and better tomorrow than we are today is simple, straightforward and easily understood by all our associates.
•	Safety/Environmental. We have made improvements to our total recordable incident rate resulting in a 5% reduction in our workers compensation costs in 2008 compared to 2007. We maintain ISO 14001 registration of our Environmental Management System. We believe that our improved environmental, health and safety management translates into higher labor productivity and lower costs as a result of less time away from work and improved system management.

•	Quality. We monitor product quality on a continual basis through a number of means for both internal and external performance as follows:
–	Internal performance. Our primary internal quality measurement is Process Yield (PY). PY is a performance metric that measures the impact of all aspects of the business on our ability to ship trailers at the end of the production process. In 2008, quality expectations were increased while maintaining PY performance and reducing rework.

–	External performance. We actively measure and track our warranty claims and costs. Early life cycle warranty claims are trended for performance monitoring and have shown a steady improvement from an average of approximately 6 claims per 100 trailers in 2005 to 3 claims per 100 trailers in 2008. This information is utilized, along with other data, to drive continuous improvement initiatives relative to product quality and reliability. Through these efforts, we continue to realize improved quality, which has resulted in a sustained decrease for warranty payments over the past four years.
•	Productivity. We measure productivity on many fronts. Some key indicators include production line speed, man-hours per trailer and inventory levels. Improvements over the last several years in these areas have translated into significant improvements in our ability to better manage inventory flow and control costs.

•	Cost Reduction. We believe Continuous Improvement (CI) is a fundamental component of our operational excellence focus. In 2008, we focused on productivity enhancements within manufacturing assembly and sub-assembly areas through developing the capability for mixed model production. We also established a central warehousing and distribution center to improve material flow, inventory levels and inventory accuracy within our supply chain. The final components of the warehousing consolidation project were completed in the end of the first quarter 2009, thus realizing significant savings in the supply chain operation. We deployed value engineering and analysis teams to improve product and process costs thus keeping us competitive in the marketplace. In 2008, we also took actions to reduce costs by temporarily slowing down production at some of our facilities, extending normal shutdown periods and reducing salaried headcount levels. We deployed an operational excellence strategy to enhance a culture of daily continuous improvement. We believe the improvements generated to date provide the flexibility needed to support our customers as well as provide the foundation for enhanced performance going forward.

Industry Trends
Truck transportation in the U.S., according to the ATA, was estimated to be a $650 billion industry in 2008, representing about 5% of U.S. Gross Domestic Product. ATA estimates that approximately 70% of all freight tonnage is carried by trucks at some point during its shipment. Trailer demand is a direct function of the amount of freight to be transported. To monitor the state of the industry, we evaluate a number of indicators related to trailer manufacturing and the transportation industry. Recent trends we have observed include the following:
•	Transportation / Trailer Cycle. Transportation, including trucking, is a cyclical industry that has experienced three cycles over the last 20 years. Truck freight tonnage, according to ATA statistics, has been negative year-over-year from mid 2006 through most of 2007. Even though tonnage volumes increased 0.7% year-over-year in 2008, recent data shows further weakening of freight tonnage. The trailer industry generally precedes transportation industry cycles. The current cycle began in early 2001 when industry shipments totaled approximately 140,000, reached a peak in 2006 with shipments of approximately 280,000 and, based on current ACT estimates, is expected to reach the bottom in 2009. According to ACT, shipments in 2008 amounted to approximately 144,000 units and will be approximately 76,000 and 136,000 in 2009 and 2010, respectively. Our view is generally consistent with that of ACT.

•	Age of Trailer Fleets. During the three-year period ending December 31, 2007 (the latest such information available), the average age of the top 11 publicly traded truckload motor carrier trailer fleets increased from 4.5 years to 5 years. However, the average age of the total population during this same period remained relatively unchanged at approximately 7 years, increasing to 7.5 years for 2008. The stability of overall fleet age suggests a replacement demand estimated at 185,000 per year.

•	New Trailer Orders. According to ACT, quarterly industry order placement rates have experienced year-over-year declines in each of the last nine quarters through the quarter ended December 31, 2008. Total trailer orders in 2008 were 112,000 units, a 34% decrease from the 170,000 units ordered in 2007.

•	Other Developments. Other developments and our view of their potential impact on the industry include:
–	U.S. federal truck emission regulations took effect on January 1, 2007, resulting in cleaner, yet less fuel-efficient and more costly tractor engines. Trucking companies accelerated purchases of tractors prior to the effective date of the regulation, significantly reducing the historical trailer-to-tractor ratio. In 2010, additional emission regulations are scheduled to take effect which may result in reoccurrence of accelerated truck purchases, again reducing the trailer-to-tractor ratio. We believe that on average the trailer-to-tractor ratio is unlikely to return to prior historic norms.

–	Continuing improvements in trailer quality and durability resulting from technological advances like DuraPlate® composite, as well as increased trailer utilization due to growing adoption of trailer tracking could result in reduced trailer demand.

–	Trucking company profitability, which can be influenced by factors such as fuel prices, freight tonnage volumes, and government regulations, is highly correlated with the overall economy of the U.S. Decreases in trucker profitability reduce the demand for, and financial ability to purchase, new trailers.

–	Truck driver shortages experienced over the past several years have constrained and are expected to continue to constrain freight market capacity growth. As a result, trucking companies are under increased pressure to look for alternative ways to move freight, leading to more intermodal freight movement. We believe that railroads are at or near capacity, which will limit their ability to grow. We therefore expect that the majority of freight will still be moved by truck.

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2008	2007	2006
	(Percentage of Net Sales)

Net sales	100.0%	100.0%	100.0%
Cost of sales	97.5	91.7	92.0

Gross profit	2.5	8.3	8.0
General and administrative expenses	5.3	4.5	4.0
Selling expenses	1.7	1.4	1.1
Impairment of goodwill	7.9	-	1.2

(Loss) Income from operations	(12.4)	2.4	1.7
Interest expense	(0.6)	(0.5)	(0.5)
Foreign exchange, net	-	0.3	-

(Loss) Income before income taxes	(13.0)	2.2	1.2
Income tax expense	2.0	0.7	0.5

Net (loss) income	(15.0)%	1.5%	0.7%

2008 Compared to 2007
Net Sales
Net sales in 2008 were $836.2 million, a decrease of $266.3 million, or 24.2%, compared to 2007. By business segment, net external sales and related units sold were as follows (dollars in millions):

	Year Ended December 31,
	2008	2007	% Change

Sales by Segment
Manufacturing	$694.2	$952.8	(27.1)
Retail and Distribution	142.0	149.7	(5.1)

Total	$836.2	$1,102.5	(24.2)

New Trailers	(units)
Manufacturing	30,800	43,400	(29.0)
Retail and Distribution	2,500	3,000	(16.7)

Total	33,300	46,400	(28.2)

Used Trailers	6,600	4,400	50.0

Manufacturing segment sales for 2008 were $694.2 million, a decrease of $258.6 million, or 27.1%, compared to 2007. Due to a continued weak market demand and declines in the housing and construction markets, new trailer sales decreased 12,600 units, or approximately $269.7 million. Higher average selling prices impacted sales by $16.1 million in efforts to offset material price increases.
Retail and distribution segment sales were $142.0 million in 2008, a decrease of $7.7 million, or 5.1%, compared to 2007. New trailer sales decreased $3.9 million, or 5.4%, compared to 2007 due to lower volumes primarily as a result of the overall decline in the U.S. market. Used trailer sales were flat compared to the prior year as higher volumes were offset by lower average selling prices as depressed market conditions have driven used trailer values down throughout 2008. Parts and service sales were $37.1 million in 2008, a decrease of $3.5 million, or 8.6%, compared to 2007 due to continued weak customer demand.
Gross Profit
Gross profit in 2008 was $20.9 million, down $70.8 million, or 77.2%, compared to 2007. Gross profit as a percent of sales was 2.5% in 2008 compared to 8.3% in 2007. Gross profit by segment was as follows (in millions):

	Year Ended December 31,
	2008	2007	% Change

Gross Profit by Segment:
Manufacturing	$13.8	$82.8	(83.3)
Retail and Distribution	6.1	9.4	(35.1)
Intercompany Profit Eliminations	1.0	(0.5)

Total	$20.9	$91.7	(77.2)

Manufacturing segment gross profit was $13.8 million in 2008, a decrease of $69.0 million, or 83.3%, compared to 2007. Gross profit as a percentage of sales was 2.0% in 2008 compared to 8.7% in 2007. The decrease in gross profit and gross profit margin percentage was primarily driven by the 29.0% decline in volumes and continued increases in raw material costs that outpaced increases in selling prices.
Retail and distribution segment gross profit was $6.1 million in 2008, a decrease of $3.3 million, or 35.1%, compared to 2007. Gross profit as a percentage of sales was 4.3% compared to 6.3% in 2007 due to pricing pressures on used trailers and reduced parts and service volumes.
General and Administrative Expenses
General and administrative expenses decreased $5.4 million to $44.1 million in 2008 compared to the prior year primarily due to lower professional services, salaries and employee related costs, which were partially offset by severance costs incurred from headcount reduction actions. These cost reductions are partially a result of our cost cutting initiatives and efforts to adjust our cost structure to match the current market demand.
Selling Expenses
Selling expenses decreased $1.5 million to $14.3 million in 2008 compared to the prior year primarily due to decreases in salaries, employee related costs, advertising and promotional activities, which were partially offset by severance costs incurred from headcount reduction actions. These cost reductions are partially a result of our cost cutting initiatives and efforts to adjust our cost structure to match the current market demand.
Impairment of Goodwill
We reviewed our goodwill during the fourth quarter of 2008 and, based on a combination of factors, including the significant decline in our market capitalization as well as the current decline in the U.S. economy, we concluded that indicators of potential impairment were present. Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the measurement of impairment of goodwill consists of a two step process. The first step requires us to compare the fair value of the reporting unit to its carrying value. During the fourth quarter, we completed a valuation of the fair value of our reporting units that incorporated existing market based considerations as well as discounted cash flows based on current and projected results. Based on this evaluation, it was determined that the carrying value of both our platform trailer and wood product manufacturing operations exceeded fair value. The second step involves determining an implied fair value of each reporting unit’s goodwill as compared to its carrying value. After calculating the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit, it was determined that the recorded goodwill of $66.3 million was fully impaired. Based on these facts and circumstances, we recorded a non-cash goodwill impairment of $66.3 million.

Other Income (Expense)
Gain on debt extinguishment in 2008 of $0.2 million represents the gain recognized on the extinguishment of $104.5 million of our Senior Convertible Notes, which were purchased at a discount to par value, net of related deferred debt issuance costs.
Income Taxes
In 2008, we recognized income tax expense of $17.1 million compared to $8.4 million in 2007. The effective rate for 2008 was (15.7%). This rate differs from the U.S. federal statutory rate of 35% primarily due to the recognition of a full valuation allowance against our net deferred tax asset and the write-off of non-deductible goodwill. As of December 31, 2008, we had $93.1 million of remaining U.S. federal income tax net operating loss carryforwards, which will expire in 2022 if unused, and which may be subject to other limitations on use under I.R.S. rules.
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
Income Taxes
In 2007, we recognized income tax expense of $8.4 million compared to tax expense of $6.9 million in 2006. The effective rate for 2007 was 34.0%. This rate is lower than the U.S. Federal statutory rate as it includes recognition of a portion of the benefit of certain tax deductions related to the liquidation of our Canadian subsidiary of $0.8 million. As of December 31, 2007, we had $62.6 million of remaining U.S. federal income tax net operating loss carryforwards, which will expire in 2022 if unused, and which may be subject to other limitations on use under I.R.S. rules.
In 2006, we recognized the reversal of valuation allowance and reserves primarily resulting from the settlement of certain state income tax positions totaling $4.8 million. We also recognized $5.6 million of valuation allowance against foreign losses incurred during the year.

Liquidity and Capital Resources
Capital Structure
We continue to assess our financial position and liquidity requirements in light of recent and ongoing economic conditions that have negatively impacted our operating results and caused instability in the capital markets. As part of this process, we have been negotiating amendments to our Revolving Facility. While we were in compliance with the financial covenants under our Revolving Facility at December 31, 2008, subsequent to year end, events of default have occurred under the Revolving Facility which permits the lenders to increase the interest on the outstanding principal by 2%, to cause an acceleration of the maturity of borrowings, to restrict advances and to terminate the Revolving Facility. We are negotiating a forbearance agreement with our lenders to address the consequences of the default and to provide additional liquidity while we continue discussions to amend the Revolving Facility and to waive any events of default. There can be no assurance that a forbearance agreement will be entered into or that an amendment or waiver will be obtained. Based on these events, the Company has classified its obligations outstanding under the Revolving Facility as current liabilities in the accompanying consolidated balance sheet as of December 31, 2008. Further, our Board of Directors authorized management to pursue and evaluate a wide range of strategic alternatives including, but not limited to, select business divestures, changes to our capital structure, or a possible sale, merger, or business combination. There can be no assurance this evaluation will result in any specific transaction.
Today, our capital structure is comprised of a mix of equity and debt. As of December 31, 2008, our debt to equity ratio was approximately 0.6:1.0. The increase in our debt to equity ratio as compared to our ratio a year earlier is primarily due to the increase in our retained deficit resulting from losses in 2008. Our long-term objective is to generate operating cash flows sufficient to fund normal working capital requirements, to fund capital expenditures, to be positioned to take advantage of market opportunities and to fund potential dividends or stock repurchases. For 2009 we expect to fund working capital requirements and capital expenditures through cash flows from operations as well as available borrowings under our Revolving Facility. We utilized our Revolving Facility in 2008 primarily to repurchase $104.5 million aggregate principal amount of Senior Convertible Notes that matured.
Debt Agreements
On March 6, 2007, we entered into the Revolving Facility with our lenders. The Revolving Facility replaced our prior facility. As amended the Revolving Facility has a capacity of $200 million, subject to a borrowing base, with a maturity date of March 6, 2012. While we were in compliance with our financial covenants under the Revolving Facility at December 31, 2008, subsequent to year end, events of default have occurred under the Revolving Facility which permits the lenders to increase the interest on the outstanding principal by 2%, to cause an acceleration of the maturity of borrowings, to restrict advances, and to terminate the Revolving Facility. On April 1, 2009, we received written notice from the administrative agent for the Revolving Facility asserting the existence of events of default under the Revolving Facility relating to the failure to deliver the required financial statements, failure to deliver notice of the change in name of a Company subsidiary, and requests for borrowings during the pendency of an event of default. In accordance with the terms of the Revolving Facility, as of April 1, 2009, the agent has increased the interest on the outstanding principal under the Revolving Facility by 2% and implemented availability reserves that result in a reduction of our borrowing base by $25 million.
In addition to the events of default for which the agent has already provided notice, on April 1, 2009, we also incurred an event of default related to our borrowing capacity and fixed charge coverage ratio. Our Revolving Facility contains a financial covenant that provides that when our available borrowing capacity drops below $30 million, we are subject to a minimum fixed charge coverage ratio of 1.1:1.0. As a result of draws on April 1, 2009, our available borrowing capacity is now below $30 million and we do not meet the fixed charge coverage ratio requirements. Furthermore, because the report of our independent registered public accounting firm contained in this Form 10-K includes an explanatory paragraph with respect to our ability to continue as a going concern, we have incurred an additional event of default.
Our Revolving Facility provides that as a result of the events of default identified in the written notice of the administrative agent, as well as the other events of defaults referenced above, our lenders could elect to declare all amounts outstanding under our debt agreements, together with accrued interest, to be immediately due and payable. While the administrative agent’s notice did not terminate the Revolving Facility or demand immediate repayment of any outstanding debt and the payment of accrued interest thereunder, it does reserve the rights of the lenders to do any of the foregoing or seek any other available remedies. There can be no assurance that these actions will not occur at any time as a result of the events of default referenced in the notice or the occurrence of other events of default.
We are in discussions with the lenders concerning the events of default and negotiation of a forbearance agreement to address the consequences of the defaults and to provide additional liquidity while we continue discussions to amend the Revolving Facility and to waive any events of default. There can be no assurance that a forbearance agreement will be entered into or that an amendment or waiver will be obtained.
The Revolving Facility provides an option to increase the credit facility by up to an additional $50 million during the term of the facility, subject to a borrowing base and so long as no event of default is continuing and we have a minimum fixed charge coverage ratio of 1.1:1.0 for the 12 month period prior to such increase. The lenders under the Revolving Facility are under no obligation to provide any additional commitments and any increase in commitments will be subject to customary conditions precedent. Furthermore, we are currently discussing amendments to the Revolving Facility that would reduce the capacity under the Revolving Facility.
Interest Rate and Fees. Borrowings under the Revolving Facility bear interest at a rate equal to, at our option, either (1) a base rate determined as Bank of America, N.A.’s prime rate for commercial loans; or (2) a LIBOR rate determined on the basis of the offered rates for deposits in U.S. dollars, for a period of time comparable to the applicable interest rate period, which appears on the Telerate page 3750 as of 11a.m. (London time), on the day that is two London banking days preceding the first day of the interest period, in each case plus an applicable margin. The applicable margin for borrowings under the Revolving Facility ranges from 0.00% to 0.75% for base rate borrowings and 1.25% to 2.25% for LIBOR borrowings, subject to adjustment based on the average availability under the Revolving Facility. As noted above, during the pendency of an event of default, our lenders may and as previously mentioned have increased the interest on the outstanding principal by 2%, and we have been notified by our lenders on April 1, 2009 that they have done so.
In addition to paying interest on the outstanding principal under the Revolving Facility, we are required to pay an annual agency fee to our administrative agent in the amount of $50,000 each year the Revolving Facility is outstanding other than the first year. We are also required to pay an unused line fee equal to 0.25% on the unused portion of the Revolving Facility and other customary fees.
Mandatory Repayments. If we receive proceeds from the sale of any collateral or certain other dispositions, we are required to repay a sum equal to 100% of the net proceeds (including insurance payments but net of costs and taxes incurred in connection with the sale or event). If we issue any additional indebtedness, we are required to repay a sum equal to 100% of the net proceeds of the issuance of the indebtedness. If we issue equity other than certain customary exceptions, we are required to repay a sum equal to 50% of the net proceeds of the issuance.
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
Guarantees and Security. Certain of our subsidiaries unconditionally guarantee all obligations under the Revolving Facility. All obligations under the Revolving Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by a first-priority security interest in, or pledge of, certain personal and real property of the Company and certain direct and indirect subsidiaries, including inventory, accounts receivable, certain investment property, shares of capital stock in each domestic subsidiary, general intangibles, intellectual property, certain security and deposit accounts and certain related assets and proceeds of the foregoing.
Certain Covenants and Events of Default. The Revolving Facility includes certain covenants that restrict, among other things and subject to certain exceptions, our ability and the ability of our subsidiaries to:
•	incur additional debt;

•	pay any distributions, including dividends on our common stock in excess of $20 million per year, so long as no event of default is continuing;

•	repurchase our common stock if, among other conditions, immediately after the repurchase we have availability of less than $40 million under the Revolving Facility;

•	consolidate, merge or transfer all or substantially all of our assets;

•	make certain investments, loans, mergers and acquisitions;

•	enter into material transactions with affiliates unless in the ordinary course, upon fair and reasonable terms and no less favorable than would be obtained in a comparable arms-length transaction;

•	use proceeds from the Revolving Facility to make payment on certain indebtedness;

•	amend the terms of certain indebtedness;

•	sell, lease or dispose of certain assets;

•	amend our organizational documents in certain circumstances;

•	enter into operating leases with aggregate rentals payable in excess of $10 million during any 12 consecutive months;

•	change in any material respect the nature of our business conducted as of March 6, 2007; and

•	create certain liens.
Availability under the Revolving Facility has been impacted negatively in light of the current market demand for trailers. As discussed above, the Revolving Facility provides that if our available borrowing capacity drops below $30 million, we are subject to a minimum fixed charge coverage ratio of 1.1:1.0, which could limit our ability to make capital expenditures and impact our operations. This ratio is based on a factor of earnings before interest, taxes, depreciation and amortization (EBITDA) adjusted for various items, included but not limited to the charges for impairment of fixed or intangible assets, expenses for stock-based compensation, income taxes, capital expenditures and distributions for any stock repurchases or dividends compared with the total of payments made for scheduled principal payments on outstanding indebtedness, including capital lease obligations, and interest expense. At December 31, 2008, we were in compliance with this covenant of the Revolving Facility as our availability was approximately $34.7 million. However, as a result of draws on April 1, 2009, our availability fell below $30 million, and we do not meet the fixed charge coverage ratio requirements. As a result, our lenders could elect to declare all amounts outstanding under our Revolving Facility, together with accrued interest, to be immediately due and payable.
The Revolving Facility contains additional customary affirmative covenants and events of default, including among other events, certain cross defaults, business disruption, condemnation, change in ownership and failure to deliver an unqualified opinion of our independent registered public accounting firm on our consolidated financial statements. In addition, a material adverse effect clause, which permits the lenders to subjectively determine when a material adverse change in our business or financial condition occurs, could result in an event of default and an early termination of our Revolving Facility.
On July 24, 2008, the Company entered into a three-year capital lease for a manufacturing facility located in Cadiz, Kentucky. The lease includes a bargain purchase option. As of December 31, 2008, the present value of future minimum lease payments totaled $5.1 million with annual minimum payments of $0.6 million, $0.6 million and $4.6 million for the years ending 2009, 2010 and 2011, respectively, including interest of approximately $0.6 million.

Cash Flow
Cash provided by operating activities for 2008 amounted to $30.7 million compared to $59.3 million in 2007. The change was primarily a result of a $31.2 million improvement in working capital offset by a $59.8 million reduction in net income, adjusted for non-cash items. The following is a discussion of factors impacting certain working capital items 2008 compared to the prior year:
•	Accounts receivable decreased $30.8 million during 2008 compared to a decrease of $41.7 million in 2007. The decrease for 2008 is due to a reduction in sales volumes and improved collections. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, improved to approximately 16 days in 2008 compared to 25 days in 2007.

•	Inventory decreased $20.2 million during 2008 compared to a decrease of $20.0 million in 2007. The 2008 decrease is due to lower new trailer inventories resulting from reduced demand and continued improvements in inventory management. Inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately seven times in both 2008 and 2007.

•	Accounts payable and accrued liabilities decreased $5.7 million in 2008 compared to a decrease of $48.5 million in 2007. Prior year change was primarily due to reduced raw material levels, improved inventory management and lower production volumes.
Investing activities used $12.4 million in 2008 compared to $11.1 million used in the prior year period. The 2008 period includes $2.8 million used to acquire certain equipment from Benson International LLC, a manufacturer of aluminum flatbeds, dump trailers and other truck bodies. The 2007 period included an additional $4.5 million purchase price payment based on Transcraft’s achievement of 2006 performance targets.
Financing activities used $29.7 million during 2008 as borrowings under the Revolving Facility were used to purchase and retire $104.1 million of Senior Convertible Notes. On December 15, 2008, the Company announced that it would suspend the payment of dividends to conserve cash and expand liquidity in a period of economic uncertainty.
As of December 31, 2008, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to approximately $64.5 million and total debt and capital lease obligations amounted to approximately $85.1 million. This amount has been adversely impacted by the events of default under our Revolving Facility and resulting actions of our lenders. Any amendment to our Revolving Facility may also result in a lower level of liquidity.
Our liquidity remains constrained such that it may not be sufficient to meet our cash operating needs in this period of economic uncertainty. Our ability to fund our working capital needs and capital expenditures is limited by the net cash provided by operations, cash on hand and the liquidity available under the Revolving Facility. Additional declines in net cash provided by operations, further decreases in the availability under the Revolving Facility or changes in the credit our suppliers provide to us, could rapidly exhaust our liquidity.  Our liquidity problems have worsened as a result of the events of default under our Revolving Facility. There is no assurance that we will be able to enter into a forbearance agreement under our Revolving Facility. And, even if we are able to enter into a forbearance agreement, an amendment and waiver will also be necessary under our Revolving Facility. There can be no assurance that a forbearance agreement will be entered into or that an amendment or waiver will be obtained.
In order to increase our liquidity, a forbearance agreement and amendment and waiver to our Revolving Facility will likely not be enough. We will likely need to issue new common equity, preferred equity, or obtain modification to, or additional sources of, debt. Any new issuance may take the form of public or private offerings for debt or equity. Our ability to obtain additional liquidity will depend upon a number of factors, including our future performance and financial results, and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on commercially reasonable terms, or at all.

In light of current uncertain market and economic conditions, we are aggressively managing our cost structure, capital expenditures and cash position. In 2009, we implemented additional cost reduction actions that will substantially decrease our corporate overhead and operating costs to include:
•	salaried workforce headcount reductions of approximately 100 associates, or 20%, bringing total salaried headcount reductions to over 35%, or approximately 200 associates, since the beginning of the industry downturn in early 2007;

•	a 16.75% reduction in base salary for Executive Officers;

•	a temporary reduction of 15% of annualized base salary for all remaining exempt-level salaried associates, combined with a reduction in the standard work week for most from 40 hours to 36 hours;

•	a temporary reduction in the standard paid work week from 40 hours to 36 hours for all non-exempt associates;

•	a temporary 5% reduction in hourly wages;

•	a temporary suspension of the 401(k) company match;

•	the introduction of a voluntary unpaid layoff program with continuation of benefits; and,

•	the continued close regulation of the work-day and headcount of hourly associates.
These actions were substantially complete and in effect by February 1, 2009, and are incremental to previous actions taken during this downturn. Previous actions included idling of plants and assembly lines, consolidation and transformation initiatives at our Lafayette facility, salaried workforce reductions, reductions in total compensation awards to executives and other eligible participants, the suspension of any company match for non-qualified plan participants, as well as the suspension of our quarterly dividend.
Capital Expenditures
Capital spending amounted to $12.6 million during 2008, including $2.8 million for the assets purchased on July 24, 2008 from Benson International LLC, and is anticipated to be approximately $2.0 million for 2009. The spending for 2009 will be limited to required maintenance and cost reduction initiatives in efforts to manage cash flows and enhance liquidity.
Off-Balance Sheet Transactions
As of December 31, 2008, we had approximately $3.8 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the year.
Outlook
We face significant uncertainty regarding the demand for trailers during the current economic environment. According to the most recent ACT estimates, total trailer industry shipments for 2009 are expected to be down 47% from 2008 to approximately 76,000 units. ACT estimates that shipments in 2010 will grow to approximately 136,000 units. The biggest concerns going into 2009 relate to the global economy, especially credit markets, as well as the continued decline in housing and construction-related markets in the U.S. Management’s expectation is that the trailer industry will remain challenging throughout 2009 and, as a result, it is likely that we will incur net losses in 2009, which will further reduce our stockholders’ equity.
By product type, ACT is estimating that van trailer shipments will be down approximately 49% in 2009 compared to 2008. ACT is forecasting that platform trailer shipments will decline approximately 46% and dump trailer shipments will fall approximately 41% in 2009. The decrease in the demand for trailers reflects the weakness of truck freight, which has trended down since the latter part of 2006 as a result of general economic conditions and, more particularly, declines in new home construction and the automotive industry.

We believe we are well-positioned in the industry because: (1) our core customers are among the dominant participants in the trucking industry; (2) our DuraPlate® trailer continues to have increased market acceptance; (3) our focus is on developing solutions that reduce our customers’ trailer maintenance costs; and (4) we expect some expansion of our presence into the mid-market carriers. In 2008, we added approximately 20 new mid-market customers accounting for orders of over 800 new trailers. Since implementing our mid-market sales strategy five years ago, we have added 280 new mid-market customers accounting for orders of approximately 20,000 new trailers.
Pricing will be difficult in 2009 due to weak demand and fierce competitive activity. Raw material and component costs are expected to be volatile based on world commodity prices for oil, steel, and aluminum. As has been our policy, we will endeavor to pass along raw material and component price increases to our customers. We have a focus on continuing to develop innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition to increase profitability.
Based on industry forecasts, along with conversations with our customers regarding their requirements, and assuming we maintain our current market share, we estimate that for the full year 2009 total units will be between 18,000 and 22,000, a 46% to 34% reduction from 2008.
Contractual Obligations and Commercial Commitments
A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of December 31, 2008 are as follows (in millions):

	2009	2010	2011	2012	2013	Thereafter	Total

DEBT:

Revolving Facility	$80.0	$-	$-	$-	$-	$-	$80.0
Capital Lease (including principal and interest)	0.6	0.6	4.6	-	-	-	5.8

TOTAL DEBT	$80.6	$0.6	$4.6	$-	$-	$-	$85.8

OTHER:

Operating Leases	$1.6	$1.1	$0.4	$0.3	$0.3	$0.1	$3.8

TOTAL OTHER	$1.6	$1.1	$0.4	$0.3	$0.3	$0.1	$3.8

OTHER COMMERCIAL COMMITMENTS:

Letters of Credit	$7.3	$-	$-	$-	$-	$-	$7.3
Purchase Commitments	29.4	-	-	-	-	-	29.4
Residual Guarantees	0.5	-	-	-	-	-	0.5

TOTAL OTHER COMMERCIAL COMMITMENTS	$37.2	$-	$-	$-	$-	$-	$37.2

TOTAL OBLIGATIONS	$119.4	$1.7	$5.0	$0.3	$0.3	$0.1	$126.8

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
We have $29.4 million in purchase commitments through December 2009 for aluminum, which is within normal production requirements.

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
We consider an accounting estimate to be critical if:
•	it requires us to make assumptions about matters that were uncertain at the time we were making the estimate; and

•	changes in the estimate or different estimates that we could have selected would have had a material impact on our financial condition or results of operations.
The table below presents information about the nature and rationale for our critical accounting estimates:

	Critical Estimate	Nature of Estimates	Assumptions/
Balance Sheet Caption	Item	Required	Approaches Used	Key Factors

Other accrued liabilities and other non-current liabilities	Warranty	Estimating warranty requires us to forecast the resolution of existing claims and expected future claims on products sold.	We base our estimate on historical trends of units sold and payment amounts, combined with our current understanding of the status of existing claims, recall campaigns and discussions with our customers.	Failure rates and estimated repair costs

Accounts receivable, net	Allowance for doubtful accounts	Estimating the allowance for doubtful accounts requires us to estimate the financial capability of customers to pay for products.	We base our estimates on historical experience, the time an account is outstanding, customer’s financial condition and information from credit rating services.	Customer financial condition

Inventories	Lower of cost or market write-downs	We evaluate future demand for products, market conditions and incentive programs.	Estimates are based on recent sales data, historical experience, external market analysis and third party appraisal services.	Market conditions Product type

Property, plant and equipment, goodwill, intangible assets, and other assets	Valuation of long- lived assets and investments	We are required periodically to review the recoverability of certain of our assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.	We estimate cash flows using internal budgets based on recent sales data, and independent trailer production volume estimates.	Future production estimates Discount rate

Deferred income taxes	Recoverability of deferred tax assets - in particular, net operating loss carry-forwards	We are required to estimate whether recoverability of our deferred tax assets is more likely than not based on forecasts of taxable earnings.	We use projected future operating results, based upon our business plans, including a review of the eligible carry-forward period, tax planning opportunities and other relevant considerations.	Variances in future projected profitability, including by taxing entity Tax law changes
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
New Accounting Pronouncements
Derivative Instruments and Hedging Activities
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
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The Statement provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. In February 2008, the FASB announced that it was deferring the effective date to fiscal years beginning after November 15, 2008 for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For these financial and non-financial assets and liabilities that are remeasured at least annually, this statement was effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 for financial and non-financial assets and liabilities that are remeasured at least annually which for us represented derivative instruments and hedging activities which are carried at fair value. The adopted provision of SFAS No. 157 has not and the deferred adoption is not expected to have a material impact on our financial position, results of operations or cash flows. See Note 4 of our Notes to Condensed Consolidated Financial Statements for further discussion of fair value for derivative instruments.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices and interest rates. The following discussion provides additional detail regarding our exposure to these risks.
a.  Commodity Price Risks
We are exposed to fluctuation in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. Historically, we have managed aluminum price changes by entering into fixed price contracts with our suppliers. As of December 31, 2008, we had $29.4 million in raw material purchase commitments through December 2009 for materials that will be used in the production process. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.

     b.  Interest Rates
     During 2008, we entered into two interest rate swap agreements that fixed a portion of our underlying variable rate borrowings under our Revolving Facility at rates of 3.753% and 2.990%. This compares to the variable rate of the three-month LIBOR plus the applicable margin set forth within the Revolving Facility. The notional amount of the interest rate swap agreements entered into totaled $40 million with $30 million expiring in September 2010 and the remaining $10 million expiring in October 2010. Based on amounts outstanding at December 31, 2008, (after taking into account the effect of the interest rate swap agreement) if the interest rate on our variable rate debt were to change by a hypothetical 100 basis-points, the interest expense over a one-year period would change by approximately $0.4 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Wabash National Corporation
We have audited the accompanying consolidated balance sheets of Wabash National Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wabash National Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the Consolidated Financial Statements, the Company’s industry continued to experience a significant downturn which has had an adverse impact on the Company’s results of operations, financial position and liquidity. The Company has incurred a loss from operations in 2008 and subsequent to December 31, 2008, the Company has experienced events of default under its Second Amended and Restated Loan and Security Agreement which gives the lenders the right to declare all amounts outstanding immediately due and payable, to restrict advances and to terminate the facility. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the Consolidated Financial Statements. The 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 13 to the Consolidated Financial Statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of Financial Accounting Standards No. 109.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wabash National Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 9, 2009 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Indianapolis, Indiana
April 9, 2009

WABASH NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,766	$41,224
Accounts receivable, net	37,925	68,752
Inventories	92,896	113,125
Deferred income taxes	-	14,514
Prepaid expenses and other	5,307	4,046

Total current assets	165,894	241,661
PROPERTY, PLANT AND EQUIPMENT, net	122,035	122,063
DEFERRED INCOME TAXES	-	2,772
GOODWILL	-	66,317
INTANGIBLE ASSETS	29,089	32,498
OTHER ASSETS	14,956	18,271

	$331,974	$483,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$80,008	$-
Current portion of capital lease obligation	337	-
Accounts payable	42,798	40,787
Other accrued liabilities	45,449	54,258

Total current liabilities	168,592	95,045
LONG-TERM DEBT	-	104,500
CAPITAL LEASE OBLIGATION	4,803	-
OTHER NONCURRENT LIABILITIES AND CONTINGENCIES	5,142	4,108
STOCKHOLDERS’ EQUITY:
Preferred stock, 25,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock 75,000,000 shares authorized, $0.01 par value, 30,026,010 and 29,842,945 shares issued and outstanding, respectively	324	321
Additional paid-in capital	352,137	347,143
Retained deficit	(172,031)	(42,058)
Accumulated other comprehensive income	(1,516)	-
Treasury stock at cost, 1,675,600 common shares	(25,477)	(25,477)

Total stockholders’ equity	153,437	279,929

	$331,974	$483,582

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006

NET SALES	$836,213	$1,102,544	$1,312,180

COST OF SALES	815,289	1,010,823	1,207,687

Gross profit	$20,924	$91,721	$104,493

GENERAL AND ADMINISTRATIVE EXPENSES	44,094	49,512	51,157

SELLING EXPENSES	14,290	15,743	15,070

IMPAIRMENT OF GOODWILL	66,317	-	15,373

(Loss) Income from operations	$(103,777)	$26,466	$22,893

OTHER INCOME (EXPENSE):

Interest expense	(4,657)	(5,755)	(6,921)

Foreign exchange, net	(156)	3,818	(77)

Gain on debt extinguishment	151	546	-

Other, net	(323)	(387)	407

(Loss) Income before income taxes	$(108,762)	$24,688	$16,302

INCOME TAX EXPENSE	17,064	8,403	6,882

Net (loss) income	$(125,826)	$16,285	$9,420

COMMON STOCK DIVIDENDS DECLARED	$0.135	$0.18	$0.18

BASIC NET (LOSS) INCOME PER SHARE	$(4.20)	$0.54	$0.30

DILUTED NET (LOSS) INCOME PER SHARE	$(4.20)	$0.52	$0.30

COMPREHENSIVE (LOSS) INCOME

Net (loss) income	$(125,826)	$16,285	$9,420

Changes in fair value of derivatives	(1,516)	-	-

Reclassification adjustment for foreign exchange gains included in net income	-	(3,322)	-

Foreign currency translation adjustment	-	347	617

NET COMPREHENSIVE (LOSS) INCOME	$(127,342)	$13,310	$10,037

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

			Additional	Retained	Other
	Common Stock		Paid-In	Earnings	Comprehensive	Treasury
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Stock	Total

BALANCES, December 31, 2005	31,079,958	$315	$337,327	$(56,653)	$2,358	$(4,645)	$278,702

Net income for the year	-	-	-	9,420	-	-	9,420
Foreign currency translation	-	-	-	-	617	-	617
Stock-based compensation	14,492	3	3,975	-	-	-	3,978
Stock repurchase	(726,300)	-	-	-	-	(10,544)	(10,544)
Common stock dividends	-	-	-	(5,654)	-	-	(5,654)
Tax benefit from stock-based compensation	-	-	352	-	-	-	352
Common stock issued under:
Employee stock bonus plan	970	-	4	-	-	-	4
Stock option plan	90,278	1	761	-	-	-	762
Outside directors’ plan	20,636	-	318	-	-	-	318

BALANCES, December 31, 2006	30,480,034	$319	$342,737	$(52,887)	$2,975	$(15,189)	$277,955

Net income for the year	-	-	-	16,285	-	-	16,285
Foreign currency translation	-	-	-	-	347	-	347
Foreign currency translation realized on disposition of Canadian subsidiary	-	-	-	-	(3,322)	-	(3,322)
Stock-based compensation	46,734	2	4,356	-	-	-	4,358
Stock repurchase	(716,068)	-	(214)	-	-	(10,288)	(10,502)
Common stock dividends	-	-	-	(5,456)	-	-	(5,456)
Tax benefit from stock-based compensation	-	-	(125)	-	-	-	(125)
Common stock issued under:
Stock option plan	10,636	-	74	-	-	-	74
Outside directors’ plan	21,609	-	315	-	-	-	315

BALANCES, December 31, 2007	29,842,945	$321	$347,143	$(42,058)	$-	$(25,477)	$279,929

Net loss for the year	-	-	-	(125,826)	-	-	(125,826)
Stock-based compensation	155,852	3	4,987	-	-	-	4,990
Stock repurchase	(17,714)	-	(138)	-	-	-	(138)
Common stock dividends	-	-	-	(4,147)	-	-	(4,147)
Tax benefit from stock-based compensation	-	-	(222)	-	-	-	(222)
Interest rate swap	-	-	-	-	(1,516)	-	(1,516)
Common stock issued under:
Stock option plan	11,267	-	97	-	-	-	97
Outside directors’ plan	33,660	-	270	-	-	-	270

BALANCES, December 31, 2008	30,026,010	$324	$352,137	$(172,031)	$(1,516)	$(25,477)	$153,437
The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(125,826)	$16,285	$9,420
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	21,467	19,467	20,598
Net loss (gain) on the sale of assets	606	116	(796)
Foreign exchange gain on disposition of Canadian subsidiary	-	(3,322)	-
Gain on early debt extinguishment	(151)	(546)	-
Deferred income taxes	17,286	8,182	7,744
Excess tax benefits from stock-based compensation	(6)	(33)	(352)
Stock-based compensation	4,990	4,358	3,978
Impairment of goodwill	66,317	-	15,373
Changes in operating assets and liabilities
Accounts receivable	30,827	41,710	26,141
Finance contracts	-	7	1,497
Inventories	20,229	19,958	(20,332)
Prepaid expenses and other	436	6	1,716
Accounts payable and accrued liabilities	(5,657)	(48,487)	(15,649)
Other, net	149	1,625	2,431

Net cash provided by operating activities	$30,667	$59,326	$51,769

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(12,613)	(6,714)	(12,931)
Acquisition, net of cash acquired	-	(4,500)	(69,307)
Proceeds from the sale of property, plant and equipment	213	147	7,121

Net cash used in investing activities	$(12,400)	$(11,067)	$(75,117)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	97	74	762
Excess tax benefits from stock-based compensation	6	33	352
Borrowings under revolving credit facilities	202,908	103,721	243,313
Payments under revolving credit facilities	(122,900)	(103,721)	(243,313)
Payments under long-term debt obligations	(104,133)	(19,852)	(500)
Principal payments under capital lease obligation	(193)	-	-
Repurchase of common stock	-	(11,668)	(9,164)
Common stock dividends paid	(5,510)	(5,507)	(5,654)

Net cash used in financing activities	$(29,725)	$(36,920)	$(14,204)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(11,458)	$11,339	$(37,552)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	41,224	29,885	67,437

CASH AND CASH EQUIVALENTS AT END OF YEAR	$29,766	$41,224	$29,885

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$5,247	$4,870	$5,266
Income taxes (received) paid, net	$(4)	$890	$41
The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	DESCRIPTION OF THE BUSINESS, LIQUIDITY AND GOING CONCERN
a.  Description of the Business
Wabash National Corporation (the Company) designs, manufactures and markets standard and customized truck trailers and intermodal equipment under the Wabash®, DuraPlate®, DuraPlateHD®, FreightPro®, ArcticLite®, RoadRailer®, Transcraft®, Eagle®, Eagle II®, D-Eagle® and BensonTM trademarks. The Company’s wholly-owned subsidiary, Wabash National Trailer Centers, Inc. (WNTC), sells new and used trailers through its retail network and provides aftermarket parts and service for the Company’s and competitors’ trailers and related equipment.
b.  Liquidity and Going Concern
As of December 31, 2008, the Company’s liquidity position, defined as cash on hand of $29.8 million and available borrowing capacity under the Company’s Second Amended and Restated Loan and Security Agreement (Revolving Facility) of approximately $34.7 million, amounted to $64.5 million.
While the Company was in compliance with its financial covenants under its Revolving Facility at December 31, 2008, subsequent to year end, events of default have occurred under the Revolving Facility which permits the lenders to increase the interest on the outstanding principal by 2%, to cause an acceleration of the maturity of borrowings, to restrict advances, and to terminate the Revolving Facility. On April 1, 2009, the Company received written notice from the administrative agent for the Revolving Facility asserting the existence of events of default under the Revolving Facility relating to the failure to deliver the required financial statements, failure to deliver notice of the change in name of a Company subsidiary, and requests for borrowings during the pendency of an event of default. In accordance with the terms of the Revolving Facility, as of April 1, 2009, the agent has increased the interest on the outstanding principal under the Revolving Facility by 2% and implemented availability reserves that result in a reduction of the Company’s borrowing base under the Revolving Facility by $25 million.
In addition to the events of default for which the agent has already provided notice, on April 1, 2009, the Company incurred an event of default related to its borrowing capacity and fixed charge coverage ratio. The Revolving Facility contains a financial covenant that provides that when the Company’s available borrowing capacity drops below $30 million, it becomes subject to a minimum fixed charge coverage ratio of 1.1:1.0, as defined. As a result of draws on April 1, 2009, the Company’s available borrowing capacity dropped below $30 million and the Company does not meet the fixed charge coverage ratio requirements. Furthermore, because the report of the Company’s independent registered public accounting firm on these consolidated financial statements includes an explanatory paragraph with respect to the Company’s ability to continue as a going concern, the Company has incurred an additional event of default.
The Revolving Facility provides that as a result of the events of default identified in the written notice of the administrative agent, as well as the other events of defaults referenced above, the lenders could elect to declare all amounts outstanding under the Revolving Facility, together with accrued interest, to be immediately due and payable. While the administrative agent’s notice did not terminate the Revolving Facility or demand immediate repayment of any outstanding debt and the payment of accrued interest thereunder, it does reserve the rights of the lenders to do any of the foregoing or seek any other available remedies. There can be no assurance that these actions will not occur at any time as a result of the events of default referenced in the notice or the occurrence of other events of default.
The Revolving Facility also contains additional customary affirmative covenants and events of default, including among other events, certain cross defaults, business disruption, condemnation and change in ownership. In addition, a material adverse effect clause, which permits the lenders to subjectively determine when a material adverse change in our business or financial condition occurs, could result in an event of default and an early termination of the Revolving Facility.

The Company is in discussions with the lenders concerning the events of default and negotiation of a forbearance agreement to address the consequences of the defaults and to provide additional liquidity while the Company continues discussions to amend the Revolving Facility and to waive any events of default. There can be no assurance that a forbearance agreement will be entered into or that an amendment or waiver will be obtained. Based on these events, the Company has classified its obligations outstanding under the Revolving Facility as current liabilities in the accompanying consolidated balance sheet as of December 31, 2008.
Operationally, the Company faces significant uncertainty regarding the demand for trailers within the current economic environment. According to the most recent A.C.T. Research Co., LLC (ACT) estimates, total trailer industry shipments for 2009 are expected to be down 47% from 2008 to approximately 76,000 units. The decrease in the demand for trailers reflects the weakness of truck freight, which has trended down since the latter part of 2006 as a result of general economic conditions and, more particularly, declines in new home construction and the automotive industry. ACT estimates that shipments in 2010 will increase approximately 79% to a total of 136,000 units. The biggest concerns going into 2009 relate to the global economy, especially credit markets, as well as the continued decline in housing and construction-related markets in the U.S. The Company’s expectation is that the trailer industry will remain challenging throughout 2009 before a recovery in 2010. Based on industry forecasts, conversations with its customers regarding their requirements, and assuming the Company maintains its current market share, the Company estimates that for the full year 2009 total units will be between 18,000 and 22,000, a 46% to 34% reduction from 2008. As a result, it is likely that it will incur net losses in 2009, which will further reduce the Company’s stockholders’ equity. The Company’s liquidity remains constrained such that it may not be sufficient to meet the Company’s cash operating needs in this period of economic uncertainty. If the Company would require liquidity in excess of what is available under its Revolving Facility, there is no assurance that the Company can obtain additional liquidity on commercially reasonable terms, if at all.
In light of current uncertain market and economic conditions, the Company is aggressively managing its capital expenditures, cost structure and cash position. Capital spending in 2008 amounted to approximately $12.6 million, including $2.8 million for the assets purchased in July 2008 from Benson International LLC, and is anticipated to be approximately $2.0 million for 2009. The spending for 2009 will be limited to required maintenance and cost reduction initiatives in efforts to manage cash flows and enhance liquidity.
In 2009, the Company has implemented additional cost reduction actions that will substantially decrease its corporate overhead and operating costs, including:
•	salaried workforce headcount reductions of approximately 100 associates, or 20%, bringing total salaried headcount reductions to over 35%, or approximately 200 associates, since the beginning of the industry downturn in early 2007;

•	a 16.75% reduction in base salary for Executive Officers;

•	a temporary reduction of 15% of annualized base salary for all remaining exempt-level salaried associates, combined with a reduction in the standard work week for most from 40 hours to 36 hours;

•	a temporary reduction in the standard paid work week from 40 hours to 36 hours for all non-exempt associates;

•	a temporary 5% reduction in hourly wages;

•	a temporary suspension of the 401(k) company match;

•	the introduction of a voluntary unpaid layoff program with continuation of benefits; and,

•	the continued close regulation of the work-day and headcount of hourly associates.
These actions were substantially complete and in effect by February 1, 2009, and are incremental to previous actions taken during this downturn. Previous actions included idling of plants and assembly lines, consolidation and transformation initiatives at the Company’s Lafayette facility, salaried workforce reductions, reductions in total compensation awards to executives and other eligible participants, the suspension of any company match for non-qualified plan participants, as well as the suspension of its quarterly dividend.
In addition to the continued focus on generation and preservation of cash, the Company is also focused on increasing its liquidity. In order to accomplish this goal, the Company will likely need to issue new common equity, preferred equity, or obtain modification to, or additional sources of, debt. Any new issuance may take the form of public or private offerings for debt or equity. The Company’s ability to obtain additional liquidity will depend upon a number of factors, including its future performance and financial results and general economic and capital market conditions. The Company cannot be sure that it will be able to raise additional capital on reasonable terms or at all, if needed.
The Board of Directors has also authorized management to pursue and evaluate a wide range of strategic alternatives available to the Company. Strategic alternatives to be considered may include but are not limited to, select business divestitures, changes to the Company’s capital structure, or a possible sale, merger or other business combination involving the Company. There can be no assurance that this evaluation will result in any specific transaction.
The factors noted above raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
As a result of the sale of the remaining assets assigned to the Company’s Canadian subsidiary, the operational activities pertaining to this entity were considered substantially liquidated during 2007, and, in accordance with FASB Statement No. 52, Foreign Currency Translation, the Company recorded accumulated foreign currency translation gains of $3.3 million to Foreign Exchange, net in the Consolidated Statement of Operations for the year ended December 31, 2007.
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
e.  Used Trailer Trade Commitments and Residual Value Guarantees
The Company has commitments with certain customers to accept used trailers on trade for new trailer purchases. These commitments arise in the normal course of business related to future new trailer orders at the time a new trailer order is placed by the customer. The Company acquired used trailers of approximately $20.7 million, $21.0 million and $36.9 million in 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, the Company had approximately $4.9 million and $23.8 million, respectively, of outstanding trade commitments. On occasion, the amount of the trade allowance provided for in the used trailer commitments may exceed the net realizable value of the underlying used trailer. In these instances, the Company’s policy is to recognize the loss related to these commitments at the time the new trailer revenue is recognized. The net realizable value of the used trailers subject to the remaining outstanding trade commitments was estimated by the Company to be approximately $4.8 million and $23.0 million as of December 31, 2008 and 2007, respectively.
f.  Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less.
g.  Accounts Receivable
Accounts receivable are shown net of allowance for doubtful accounts and primarily include trade receivables. The Company records and maintains a provision for doubtful accounts for customers based upon a variety of factors including the Company’s historical experience, the length of time the account has been outstanding and the financial condition of the customer. If the circumstances related to specific customers were to change, the Company’s estimates with respect to the collectibility of the related accounts could be further adjusted. Provisions to the allowance for doubtful accounts are charged to both General and Administrative Expenses and Selling Expenses in the Consolidated Statements of Operations. The activity in the allowance for doubtful accounts was as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Balance at beginning of year	$1,770	$1,417	$1,807
Expense (income)	689	560	36
Write-offs, net	(276)	(207)	(426)

Balance at end of year	$2,183	$1,770	$1,417

h.  Inventories
Inventories are primarily stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured inventory includes raw material, labor and overhead. Inventories consist of the following (in thousands):

	December 31,
	2008	2007

Raw materials and components	$23,758	$29,666
Work in progress	373	1,023
Finished goods	48,997	64,772
Aftermarket parts	6,333	5,324
Used trailers	13,435	12,340

	$92,896	$113,125

i.  Prepaid Expenses and Other
Prepaid expenses and other as of December 31, 2008 and 2007 were $5.3 million and $4.0 million, respectively. Prepaid expenses and other primarily included items such as insurance premiums, computer software maintenance, and assets held for sale. Assets held for sale, which consists of a closed manufacturing facility in Mt. Sterling, Kentucky, was $1.7 million as of December 31, 2008.
j.  Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred, while expenditures that extend the useful life of an asset are capitalized. Depreciation is recorded using the straight-line method over the estimated useful lives of the depreciable assets. The estimated useful lives are up to 33 years for buildings and building improvements and range from three to ten years for machinery and equipment. Depreciation expense on property, plant and equipment was $15.3 million, $13.1 million and $12.8 million for 2008, 2007 and 2006, respectively. In July 2008, the Company entered into a non-cash capital lease obligation for its manufacturing facility in Cadiz, Kentucky totaling $5.3 million. As of December 31, 2008, the assets related to this facility were recorded within Property, Plant and Equipment in the Condensed Consolidated Balance Sheet for the amount of $5.3 million, net of less than $0.1 million of accumulated depreciation.
Property, plant and equipment consist of the following (in thousands):

	December 31,
	2008	2007

Land	$21,654	$21,468
Buildings and building improvements	92,443	89,045
Machinery and equipment	152,723	148,508
Construction in progress	6,949	3,028

	273,769	262,049
Less accumulated depreciation	(151,734)	(139,986)

	$122,035	$122,063

k.  Goodwill
The changes in the carrying amount of goodwill in the manufacturing reportable segment are as follows (in thousands):

Total

Balance as of January 1, 2007	$66,692
Acquisition adjustment — Transcraft	(375)

Balance as of December 31, 2007	$66,317
Impairment of goodwill	(66,317)

Balance as of December 31, 2008	$–

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment on an annual basis or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company estimates fair value based upon the present value of future cash flows as well as considering the estimated market value of the Company and its reporting units. In estimating the future cash flows, the Company takes into consideration the overall and industry economic conditions and trends, market risk of the Company and historical information.
During the fourth quarter of 2008, the Company reviewed its goodwill for impairment and, based on a combination of factors, including the significant decline in the Company’s market capitalization as well as the current decline in the U.S. economy, the Company concluded that indicators of potential impairment were present. Under SFAS No. 142, the measurement of impairment of goodwill consists of two steps. The first step requires the Company to compare the fair value of the reporting unit to its carrying value. During the fourth quarter, the Company completed a valuation of the fair value of its reporting units which incorporated existing market based considerations as well as discounted cash flows based on current and projected results. Based on this evaluation, it was determined that the carrying value of both the Company’s platform trailer and wood product manufacturing operations exceeded its fair value. The second step involves determining the implied fair value of each reporting unit’s goodwill as compared to its carrying value. After calculating the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit, it was determined that the recorded goodwill of $66.3 million was fully impaired. Based on these facts and circumstances, the Company recorded a non-cash goodwill impairment of $66.3 million.

In 2006, as part of the Company’s review of its goodwill for impairment, it determined that the goodwill within the retail and distribution reporting unit was impaired. The Company determined that the book value of the reporting unit exceeded the estimated fair value of the reporting unit as determined using the present value of expected future cash flows on the assessment date. After calculating the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit, it was determined that the recorded goodwill of $15.4 million was fully impaired. The goodwill impairment in 2006 was the result of the revised outlook as determined by Company’s budgeting process for future periods. Future periods were being impacted by changes in the pattern of used trailer trade activity by larger fleet operators resulting in longer trade cycles and increased levels of direct sales of the used trailers by customers. These changes impact both the profitability of used trailers and parts and services operations. Also impacting future periods is the continued reduction of our retail locations.
l.  Intangible Assets
The Company has intangible assets including patents, licenses, trade names, trademarks, customer relationships and technology costs, which are being amortized on a straight-line basis over periods ranging up to 20 years. As of December 31, 2008 and 2007, the Company had gross intangible assets of $54.0 million. Amortization expense for 2008, 2007 and 2006 was $3.4 million, $3.5 million and $4.6 million, respectively, and is estimated to be $3.1 million, $3.1 million, $3.0 million, $3.0 million and $3.0 million for years 2009 through 2013.
m.  Other Assets
The Company capitalizes the cost of computer software developed or obtained for internal use in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized software is amortized using the straight-line method over three to seven years. As of December 31, 2008 and 2007, the Company had software costs, net of amortization, of $10.1 million and $12.4 million, respectively. Amortization expense for 2008, 2007 and 2006 was $2.5 million, $2.4 million and $1.6 million, respectively.
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
o.  Other Accrued Liabilities
The following table presents the major components of Other Accrued Liabilities (in thousands):

	Years Ended December 31,
	2008	2007

Warranty	$17,027	$17,246
Payroll and related taxes	8,450	10,040
Self-insurance	7,555	8,548
Accrued taxes	6,348	5,951
Customer deposits	1,980	4,616
All other	4,089	7,857

	$45,449	$54,258

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2008	2007

Balance as of January 1	$17,246	$14,978
Provision for warranties issued in current year	3,052	4,181
Additional provisions for pre-existing warranties	808	2,291
Payments	(4,079)	(4,204)

Balance as of December 31	$17,027	$17,246

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
The following table presents the changes in the self-insurance accrual included in Other Accrued Liabilities (in thousands):

Self-Insurance
Accrual

Balance as of January 1, 2007	$8,742
Expense	27,436
Payments	(27,630)

Balance as of December 31, 2007	$8,548
Expense	24,411
Payments	(25,404)

Balance as of December 31, 2008	$7,555

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
The Company accounts for income tax contingencies in accordance with FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Financial Accounting Standard 109, Accounting for Income Taxes (FIN 48). FIN 48 clarifies accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.
q.  New Accounting Pronouncements
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
Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The Statement provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. In February 2008, the FASB announced that it was deferring the effective date to fiscal years beginning after November 15, 2008 for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For these financial and non-financial assets and liabilities that are remeasured at least annually, this statement was effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 for financial and non-financial assets and liabilities that are remeasured at least annually which represented derivative instruments and hedging activities which are carried at fair value. The adopted provision of SFAS No. 157 has not and the deferred adoption is not expected to have a material impact on the Company’s financial position, results of operations or cash flows. See Note 4 for further discussion of fair value for derivative instruments.
3.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In September 2008, the Company entered into a two-year interest rate swap agreement (“Swap”) whereby the Company pays a fixed rate of 3.753% on $30 million of notional principal to its counterparty, and the counterparty pays to the Company a variable rate on the same notional amount based on the three-month London Interbank Offered Rate (“LIBOR”). In October 2008, the Company entered into an additional two-year Swap whereby the Company pays a fixed rate of 2.99% on $10 million of notional principal. The Company is exposed to credit loss in the event of nonperformance by the counterparty. However, the Company considers this risk to be low.
Under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, the Company has designated both Swaps as cash flow hedges in an effort to reduce its exposure to fluctuations in interest rates by converting a portion of its variable rate borrowings to a fixed rate for a specific period of time. The changes in the fair value of a derivative designated as a cash flow hedge are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects net income.
As of December 31, 2008, the Company estimates the fair value of the $30 million notional Swap and the $10 million notional Swap identified above to be liabilities of $1.2 million and $0.3 million, respectively. The fair values of the Swaps are estimated using Level 3 inputs, as described in Note 4. The fair value is an estimate of the net amount that the Company would be required to pay or would receive on December 31, 2008, if the agreements were transferred to another party or cancelled by the Company.
4.	FAIR VALUE MEASUREMENTS
As discussed in Note 2, in September 2006, the FASB issued SFAS No. 157 which addresses aspects of expanding the application of fair value accounting. Effective January 1, 2008, the Company adopted certain provisions of SFAS No. 157. Pursuant to the provisions of FSP No. 157-2, the Company has deferred the adoption of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
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
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	Or Liabilities	Inputs	Inputs	Total

Assets
Interest rate derivatives	$-	$-	$-	$-

Liabilities
Interest rate derivatives	$-	$-	$1,516	$1,516

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis (in thousands):

Year Ended
December 31, 2008

Balance at beginning of period	$-
Total unrealized losses included in other comprehensive income	(1,516)
Purchases, sales, issuances, and settlements	-
Transfers in and (or) out of Level 3	-

Balance at end of period	$(1,516)

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS
SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information for certain financial instruments. The differences between the carrying amounts and the estimated fair values, using the methods and assumptions listed below, of the Company’s financial instruments at December 31, 2008, and 2007 were immaterial, with the exception of the Senior Convertible Notes.
Cash and Cash Equivalents, Accounts Receivable and Accounts Payable. The carrying amounts reported in the Consolidated Balance Sheets approximate fair value.
Debt. The fair value of total borrowings is estimated based on current quoted market prices for similar issues or debt with the same maturities. The interest rates on the Company’s bank borrowings under its Revolving Facility are adjusted regularly to reflect current market rates.

6.	ACQUISITION
As part of the Company’s commitment to expand its customer base and grow its market leadership, Wabash acquired all of the outstanding shares of Transcraft on March 3, 2006, for approximately $73.8 million in cash, including a payment of $4.5 million in 2007 based on Transcraft’s achievement of 2006 performance targets.
The results of Transcraft are included in the Consolidated Statements of Operations from the date of acquisition. The following unaudited pro forma information is shown below as if the acquisition of Transcraft had been completed as of the beginning of the fiscal year presented (in thousands, except per share amounts):

Twelve Months Ended
December 31, 2006

Net sales	$1,343,137
Income from operations	28,629
Net income	9,840
Basic net income per share	0.32
Diluted net income per share	0.31
The information presented above is for informational purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the fiscal year presented, nor are they necessarily indicative of future operating results of the combined companies under the ownership and management of the Company.
7.	PER SHARE OF COMMON STOCK
Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net (loss) income per share is determined using net (loss) income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2008	2007	2006

Basic net (loss) income per share
Net (loss) income applicable to common stockholders	$(125,826)	$16,285	$9,420

Weighted average common shares outstanding	29,954	30,060	31,102

Basic net (loss) income per share	$(4.20)	$0.54	$0.30

Diluted net (loss) income per share
Net (loss) income applicable to common stockholders	$(125,826)	$16,285	$9,420
After-tax equivalent of interest on convertible notes	–	2,905	–

Diluted net (loss) income applicable to common stockholders	$(125,826)	$19,190	$9,420

Weighted average common shares outstanding	29,954	30,060	31,102
Dilutive stock options/shares	–	207	189
Convertible notes equivalent shares	–	6,549	–

Diluted weighted average common shares outstanding	29,954	36,816	31,291

Diluted net (loss) income per share	$(4.20)	$0.52	$0.30

Average diluted shares outstanding in 2008 and 2006 exclude the antidilutive effects of the Company’s Senior Convertible Notes. For 2008 and 2006, the after-tax equivalent of interest on the Senior Convertible Notes was $0.8 million and $3.0 million, respectively, and the Senior Convertible Notes equivalent shares were 1.7 million and 6.6 million, respectively. Diluted shares outstanding for 2008 also exclude the antidilutive effects of potentially dilutive stock options and restricted stock totaling 0.1 million shares of common stock.

The computation of diluted earnings per share excludes options to purchase 1.5 million, 0.6 million and 0.4 million shares of common stock in 2008, 2007 and 2006, respectively, because the impact of such options would have been antidilutive.
8.	OTHER LEASE ARRANGEMENTS
The Company leases office space, manufacturing, warehouse and service facilities and equipment under operating leases, the majority of which expire through 2010. Future minimum lease payments required under these lease commitments as of December 31, 2008 are as follows (in thousands):

Payments

2009	$1,594
2010	1,132
2011	431
2012	304
2013	269
Thereafter	75

$3,805

Total rental expense was $3.8 million, $4.5 million and $4.7 million for 2008, 2007 and 2006, respectively. As of December 31, 2008 the total minimum rentals to be received in future periods under these lease commitments was approximately $1.0 million.
9.	DEBT
a.  Borrowings
Total borrowings as of December 31, 2008 and 2007 were $85.1 million and $104.5 million, respectively. The total annual principal payments of the outstanding borrowings as of December 31, 2008 were $80.3 million, $0.3 million and $4.5 million for the years ending 2009, 2010 and 2011, respectively. As described in Note 1, all outstanding borrowings under the Company’s Revolving Facility are reflected as current at December 31, 2008.
b.  Bank Facility
On March 6, 2007, the Company entered into the Revolving Facility with its lenders. The Revolving Facility replaced the Company’s prior facility. As amended the Revolving Facility has a capacity of $200 million, subject to a borrowing base, with a maturity date of March 6, 2012. While the Company was in compliance with its financial covenants under the Revolving Facility at December 31, 2008, subsequent to year end, events of default have occurred under the Revolving Facility which permits the lenders to increase the interest on the outstanding principal by 2%, to cause an acceleration of the maturity of borrowings, to restrict advances, and to terminate the Revolving Facility. On April 1, 2009, the Company received written notice from the administrative agent for the Revolving Facility asserting the existence of events of default under the Revolving Facility relating to the failure to deliver the required financial statements, failure to deliver notice of the change in name of a Company subsidiary, and requests for borrowings during the pendency of an event of default. In accordance with the terms of the Revolving Facility, as of April 1, 2009, the agent has increased the interest on the outstanding principal under the Revolving Facility by 2% and implemented availability reserves that result in a reduction of our borrowing base under the Revolving Facility by $25 million.
In addition to the events of default for which the agent has already provided notice, on April 1, 2009, the Company incurred an event of default related to the Company’s borrowing capacity and fixed charge coverage ratio. The Revolving Facility contains a financial covenant that provides that when the Company’s available borrowing capacity drops below $30 million, the Company is subject to a minimum fixed charge coverage ratio of 1.1:1.0. As a result of draws on April 1, 2009, the Company’s available borrowing capacity is now below $30 million and the Company does not meet the fixed charge coverage ratio requirements. Furthermore, because the report of the Company’s independent registered public accounting firm on these consolidated financial statements contains an explanatory paragraph with respect to the Company’s ability to continue as a going concern, the Company has incurred an additional event of default.

The Revolving Facility provides that as a result of the events of default identified in the written notice of the administrative agent, as well as the other events of defaults referenced above, the Company’s lenders could elect to declare all amounts outstanding under the Revolving Facility, together with accrued interest, to be immediately due and payable. While the administrative agent’s notice did not terminate the Revolving Facility or demand immediate repayment of any outstanding debt and the payment of accrued interest thereunder, it does reserve the rights of the lenders to do any of the foregoing or seek any other available remedies. There can be no assurance that these actions will not occur at any time as a result of the events of default referenced in the notice or the occurrence of other events of default.
The Company is in discussions with the lenders concerning the events of default and negotiation of a forbearance agreement to address the consequences of the defaults and to provide additional liquidity while it continues discussions to amend the Revolving Facility and to waive any events of default. There can be no assurance that a forbearance agreement will be entered into or that an amendment or waiver will be obtained.
The Revolving Facility provides the Company with an option to increase the credit facility by up to an additional $50 million during the term of the facility, subject to a borrowing base and so long as no event of default is continuing and we have a minimum fixed charge coverage ratio of 1.1:1.0 for the 12 month period prior to such increase. The lenders under the Revolving Facility are under no obligation to provide any additional commitments and any increase in commitments will be subject to customary conditions precedent.
All obligations under the Revolving Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all assets of the Company.
The Revolving Facility includes certain covenants that restrict, among other things and subject to certain exceptions, the Company’s ability and the ability of its subsidiaries to:
•	incur additional debt;

•	pay any distributions, including dividends on our common stock in excess of $20 million per year, so long as no event of default is continuing;

•	repurchase the Company’s common stock if, among other conditions, immediately after the repurchase the Company has availability of less than $40 million under the Revolving Facility;

•	consolidate, merge or transfer all or substantially all of the Company’s assets;

•	make certain investments, loans, mergers and acquisitions;

•	enter into material transactions with affiliates unless in the ordinary course, upon fair and reasonable terms and no less favorable than would be obtained in a comparable arms-length transaction;

•	use proceeds from the Revolving Facility to make payment on certain indebtedness;

•	amend the terms of certain indebtedness;

•	sell, lease or dispose of certain assets;

•	amend our organizational documents in certain circumstances;

•	enter into operating leases with an aggregate rentals payable in excess of $10 million during any 12 consecutive months;

•	change in any material respect the nature of our business conducted as of March 6, 2007; and

•	create certain liens.
Availability under the Revolving Facility has been impacted negatively in light of the current market demand for trailers. As discussed above, the Revolving Facility provides that if the Company’s available borrowing capacity drops below $30 million, the Company will be subject to a minimum fixed charge coverage ratio of 1.1:1.0, which would limit its ability to make capital expenditures and stock repurchases and further limit the amount of dividends it could pay. This ratio is based on a factor of earnings before interest, taxes, depreciation and amortization (EBITDA) adjusted for various items, included but not limited to the charges for impairment of fixed or intangible assets, expenses for stock-based compensation, income taxes, capital expenditures and distributions for any stock repurchases or dividends compared with the total of payments made for scheduled principal payments on outstanding indebtedness, including capital lease obligations, and interest expense. At December 31, 2008, the Company was in compliance with the Revolving Facility as availability was approximately $34.7 million. As of April 1, 2009, availability fell below $30 million, and the Company did not meet the fixed charge coverage ratio requirements. As a result, the Company’s lenders could elect to declare all amounts outstanding under the Revolving Facility, together with accrued interest, to be immediately due and payable. Based on these events, the Company has classified its obligations outstanding under the Revolving Facility as current liabilities in the accompanying consolidated balance sheet as of December 31, 2008.
The Revolving Facility also contains additional customary affirmative covenants and events of default, including among other events, certain cross defaults, business disruption, condemnation and change in ownership. In addition, a material adverse effect clause, which permits the lenders to subjectively determine when a material adverse change in our business or financial condition occurs, could result in an event of default and an early termination of the Revolving Facility.
Borrowings under the Revolving Facility bear interest at a variable rate based on the London Interbank Offer Rate (LIBOR) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. The applicable margin for borrowings under the Amendment ranges from 0.00% to 0.75% for base rate borrowings and 1.25% to 2.25% for LIBOR borrowings, subject to adjustment based on the average availability under the Revolving Facility. During the pendency of an event of default, the lenders may and as previously mentioned have increased the interest on the outstanding principal by an additional 2%. The Company also pays a commitment fee on the unused portion of the facility at a rate of 0.25%. All interest and fees are paid monthly.
As of December 31, 2008 and 2007, borrowing capacity available to the Company was $34.7 million and $164.1 million, respectively.
For the quarter ended December 31, 2008, the weighted average interest rate was 4.9%.
c.  Capital Lease
On July 24, 2008, the Company entered into a three-year lease for a manufacturing facility located in Cadiz, Kentucky. The lease includes a bargain purchase option. As of December 31, 2008, the present value of future minimum lease payments totaled $5.1 million with annual minimum payments of $0.6 million, $0.6 million and $4.6 million for the years ending 2009, 2010 and 2011, respectively, including interest of approximately $0.6 million.
d.  Senior Convertible Notes
The Company purchased and retired its remaining $104.5 million of Senior Convertible Notes by the date that they were due, August 1, 2008, eliminating 5.6 million shares that could have been converted upon maturity.
10.	STOCKHOLDERS’ EQUITY
a.  Common Stock
The Company’s stock repurchase program (Repurchase Program), which allowed for the repurchase of common stock up to $50 million, expired September 15, 2008 with $25.8 million remaining available under the program.
In 2008 and 2007, the Company declared dividends of $4.1 million and $5.5 million, respectively.
b.  Preferred Stock
The Company has a series of 300,000 shares of Preferred Stock designated as Series D Junior Participating Preferred Stock, par value $.01 per share. As of December 31, 2008, the Company had no shares issued or outstanding.

The Board of Directors has the authority to issue up to 25 million shares of unclassified preferred stock and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.
c.  Stockholders’ Rights Plan
The Company has a Stockholders’ Rights Plan (the “Rights Plan”) that is designed to deter coercive or unfair takeover tactics in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover of the Company on terms that are favorable and fair to all stockholders and will not interfere with a merger approved by the Board of Directors. Each right entitles stockholders to buy one one-thousandth of a share of Series D Junior Participating Preferred Stock at an exercise price of $120. The rights will be exercisable only if a person or a group acquires or announces a tender or exchange offer to acquire 20% or more of the Company’s common stock or if the Company enters into other business combination transactions not approved by the Board of Directors. In the event the rights become exercisable, the Rights Plan allows for the Company’s stockholders to acquire stock of the Company or the surviving corporation, whether or not the Company is the surviving corporation having a value twice that of the exercise price of the rights. The rights will expire December 28, 2015 or are redeemable for $0.01 per right by the Company’s Board of Directors under certain circumstances.
11.	STOCK-BASED COMPENSATION
In May 2007, the Company adopted the 2007 Omnibus Incentive Plan (Omnibus Plan). This plan provides for the issuance of stock appreciation rights (SARs), restricted stock and the granting of common stock options to directors, officers and other eligible employees and makes available approximately 3.5 million shares for issuance, subject to adjustment for stock dividends, recapitalizations and the like. Stock options are awarded under the Omnibus Plan with an exercise price equal to the market price on the date of grant and become exercisable three to five years after the date of grant. All options granted expire ten years after the date of grant. Restricted stock awards vest over a period of three to five years and may be based on achievement of specific corporate financial performance metrics. These shares are valued at the market price on the grant date, are forfeitable in the event of terminated employment prior to vesting and include the right to vote and receive dividends.
In accordance with SFAS No. 123(R), Share-Based Payment, the Company recognizes all share-based payments, including the grants of employee stock options, to employees based upon its fair value. The fair value of each option award is estimated on the date of grant using a binomial model. The expected volatility is based upon the Company’s historical experience. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rates utilized for periods throughout the contractual life of the options are based on U.S. Treasury security yields at the time of grant.
Principal weighted-average assumptions used in applying these models were as follows:

Valuation Assumptions	2008	2007	2006

Risk-free interest rate	3.61%	4.86%	4.95%
Expected volatility	53.4%	51.7%	49.7%
Expected dividend yield	2.10%	1.27%	1.07%
Expected term	6 yrs.	6 yrs.	6 yrs.

A summary of all stock option activity during 2008 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value ($ in
	Options	Price	Life	millions)

Options Outstanding at December 31, 2007	1,676,514	$15.35
Granted	446,700	$8.58
Exercised	(11,267)	$9.40		$-
Forfeited	(96,603)	$13.60
Expired	(38,174)	$17.99

Options Outstanding at December 31, 2008	1,977,170	$13.89	6.9	$-

Options Exercisable at December 31, 2008	1,127,202	$15.57	5.5	$-

The estimated fair value of the options granted in 2008, 2007 and 2006 were $3.98, $7.02 and $8.23 per option, respectively. The total intrinsic value of stock options exercised during 2008, 2007 and 2006 was less than $0.1 million, $0.1 million and $0.7 million, respectively.
A summary of all restricted stock activity during 2008 is as follows:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value

Restricted Stock Outstanding at December 31, 2007	621,652	$17.92
Granted	448,900	$8.58
Vested	(155,852)	$17.64
Forfeited	(86,455)	$15.02

Restricted Stock Outstanding at December 31, 2008	828,245	$13.21

During 2008, 2007 and 2006, the Company granted 448,900, 250,900 and 272,890 shares of restricted stock with aggregate fair values on the grant date of $3.9 million, $3.6 million and $4.5 million, respectively. The total fair value of restricted stock that vested during 2008, 2007 and 2006 was $1.2 million, $0.6 million and $0.2 million, respectively.
During 2008, 2007 and 2006 the Company’s total stock-based compensation expense was $5.0 million, $4.4 million and $4.0 million, respectively. The amount of after-tax compensation cost related to non-vested stock options and restricted stock not yet recognized was $11.6 million at December 31, 2008, for which the weighted average remaining life was approximately 1.5 years.
12.	EMPLOYEE SAVINGS PLANS
Substantially all of the Company’s employees are eligible to participate in a defined contribution plan that qualifies as a safe harbor plan under Section 401(k) of the Internal Revenue Code. The Company also provides a non-qualified defined contribution plan for senior management and certain key employees. Both plans provide for the Company to match, in cash, a percentage of each employee’s contributions up to certain limits. As of September 1, 2008, the Company reduced the matching contribution for its 401(k) plan and suspended all matching contributions to the non-qualified plan. The Company’s matching contribution and related expense for these plans was approximately $3.2 million, $3.9 million and $3.7 million for 2008, 2007 and 2006, respectively.

13.	INCOME TAXES
a.  Income Before Income Taxes
The consolidated (loss) income before income taxes for 2008, 2007 and 2006 consists of the following:

	2008	2007	2006

Domestic	$(108,437)	$23,480	$32,441
Foreign	(325)	1,208	(16,139)

Total (loss) income before income taxes	$(108,762)	$24,688	$16,302

b.  Income Tax Expense
The consolidated income tax expense for 2008, 2007 and 2006 consists of the following components (in thousands):

	2008	2007	2006

Current
U.S. Federal	$13	$-	$976
Foreign	14	13	-
State	(27)	333	(1,838)
Deferred	17,064	8,057	7,744

Total consolidated expense	$17,064	$8,403	$6,882

The Company’s following table provides a reconciliation of differences from the U.S. Federal statutory rate of 35% as follows (in thousands):

	2008	2007	2006

Pretax book (loss) income	$(108,762)	$24,688	$16,302

Federal tax expense at 35% statutory rate	(38,067)	8,641	5,706
State and local income taxes	(4,650)	1,012	1,300
Reversal of tax valuation allowance and reserves	-	-	(4,763)
Provisions for (utilization of) valuation allowance for net operating losses — U.S.	48,272	124	(219)
Foreign taxes	114	(424)	-
Effect of non-deductible impairment of goodwill	10,212	-	5,649
Benefit of liquidation of Canadian subsidiary, net of reserves	(361)	(831)	-
Other	1,544	(119)	(791)

Total income tax expense	$17,064	$8,403	$6,882

c.  Deferred Taxes
The Company’s deferred income taxes are primarily due to temporary differences between financial and income tax reporting for the depreciation of property, plant and equipment, amortization of intangibles, compensation adjustments, other accrued liabilities and tax credits and losses carried forward.
Under SFAS No. 109, Accounting for Income Taxes, deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2008, the Company recorded an additional $48.3 million valuation allowance. SFAS No. 109 requires companies to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, both positive and negative, using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.
The Company assesses, on a quarterly basis, the realizability of its deferred tax assets by evaluating all available evidence, both positive and negative, including: (1) the cumulative results of operations in recent years, (2) the nature of recent losses, (3) estimates of future taxable income and (4) the length of operating loss carryforward periods. The operating results from the quarter ended December 31, 2008 resulted in a cumulative three-year loss. The cumulative three-year loss is considered significant negative evidence which is objective and verifiable. Additional negative evidence considered included the uncertainty regarding the magnitude and length of the current economic recession and the highly competitive nature of the transportation market. Positive evidence considered by the Company in its assessment included lengthy operating loss carryforward periods, a lack of unused expired operating loss carryforwards in Company’s history and estimates of future taxable income. However, there is uncertainty as to the Company’s ability to meet its estimates of future taxable income in order to recover its deferred tax assets in the United States.
After considering both the positive and negative evidence management determined that it was no longer more-likely-than-not that it would realize the value of its deferred tax assets. As a result, the Company established a full valuation allowance against its deferred tax assets as of December 31, 2008. In 2007, the Company recorded approximately $9.4 million of reserves for unrecognized tax benefits. In future periods, the Company will continue to evaluate the deferred income tax asset valuation allowance and adjust the allowance when management has determined that it is more-likely than not, after considering both the positive and negative evidence, that the realizability of the related deferred tax assets, or a portion thereof, has changed as provided by the criteria set forth in SFAS. No. 109.
The Company has a U.S. federal tax net operating loss carryforward of $93.1 million, which will expire beginning in 2022, if unused, and which may be subject to other limitations under IRS rules. The Company has various, multistate income tax net operating loss carryforwards which have been recorded as a deferred income tax asset of approximately $12.8 million, before valuation allowances. The Company has various U.S. federal income tax credit carryforwards, which will expire beginning in 2013, if unused.
The components of deferred tax assets and deferred tax liabilities as of December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007

Deferred tax assets
Tax credits and loss carryforwards	$49,947	$38,085
Accrued liabilities	7,734	7,797
Incentive compensation	7,658	6,727
Other	5,915	3,916

	71,254	56,525
Deferred tax liabilities
Property, plant and equipment	(3,579)	(4,427)
Intangibles	(1,456)	(17,055)
Other	(883)	(1,308)

	(5,918)	(22,790)

Net deferred tax asset before valuation allowances and reserves	65,336	33,735
Valuation allowances	(55,931)	(7,044)
FIN 48 reserves	(9,405)	(9,405)

Net deferred tax asset	$—	$17,286

d.  FIN 48 Tax Reserves
On January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes. The Company has no adjustment to report in respect of the effect of adoption of FIN 48.

The Company’s policy with respect to interest and penalties associated with reserves or allowances for uncertain tax positions is to classify such interest and penalties in income tax expense in the Statements of Operations. As of December 31, 2008, the total amount of unrecognized income tax benefits computed under FIN 48 was approximately $10.1 million, all of which, if recognized, would impact the effective income tax rate of the Company. As of December 31, 2008, the Company had recorded a total of $0.4 million of accrued interest and penalties related to uncertain tax positions. The Company foresees no significant changes to the facts and circumstances underlying its reserves and allowances for uncertain income tax positions as reasonably possible during the next 12 months. As of December 31, 2008, the Company is subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2001-2008. The Company is also subject to unexpired statutes of limitation for Indiana state income taxes for the years 2001-2008.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$721

Increases related to prior year tax positions	2
Decreases related to prior year tax positions	(65)
Increases related to current year tax positions	9,417

Balance at December 31, 2007	$10,075

Increases related to prior year tax positions	5
Decreases related to prior year tax positions	—
Increases related to current year tax positions	—

Balance at December 31, 2008	$10,080

14.	COMMITMENTS AND CONTINGENCIES
a.  Litigation
Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company arising in the ordinary course of business, including those pertaining to product liability, labor and health related matters, successor liability, environmental matters and possible tax assessments. While the amounts claimed could be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are currently pending or asserted will not have a material adverse effect on the Company’s financial position, liquidity or results of operations. Costs associated with the litigation and settlement of legal matters are reported within General and Administrative Expenses in the Consolidated Statements of Operations.
Brazil Joint Venture
In March 2001, Bernard Krone Indústria e Comércio de Máquinas Agrícolas Ltda. (“BK”) filed suit against the Company in the Fourth Civil Court of Curitiba in the State of Paraná, Brazil. Because of the bankruptcy of BK, this proceeding is now pending before the Second Civil Court of Bankruptcies and Creditors Reorganization of Curitiba, State of Paraná (No. 232/99).
The case grows out of a joint venture agreement between BK and the Company related to marketing of RoadRailer® trailers in Brazil and other areas of South America. When BK was placed into the Brazilian equivalent of bankruptcy late in 2000, the joint venture was dissolved. BK subsequently filed its lawsuit against the Company alleging that it was forced to terminate business with other companies because of the exclusivity and non-compete clauses purportedly found in the joint venture agreement. BK asserts damages of approximately $8.4 million.
The Company answered the complaint in May 2001, denying any wrongdoing. The Company believes that the claims asserted by BK are without merit and it intends to defend its position. A trial date originally scheduled for December 2008 was continued indefinitely by the trial court. The Company believes that the resolution of this lawsuit will not have a material adverse effect on its financial position, liquidity or future results of operations; however, at this stage of the proceeding no assurances can be given as to the ultimate outcome of the case.
Intellectual Property
In October 2006, the Company filed a patent infringement suit against Vanguard National Corporation (“Vanguard”) regarding Wabash National’s U.S. Patent Nos. 6,986,546 and 6,220,651 in the U.S. District Court for the Northern District of Indiana (Civil Action No. 4:06-cv-135). The Company amended the Complaint in April 2007. In May 2007, Vanguard filed its Answer to the Amended Complaint, along with Counterclaims seeking findings of non-infringement, invalidity, and unenforceability of the subject patents. The Company filed a reply to Vanguard’s counterclaims in May 2007, denying any wrongdoing or merit to the allegations as set forth in the counterclaims.
The Company believes that the claims asserted by Vanguard are without merit and the Company intends to defend its position. The Company believes that the resolution of this lawsuit will not have a material adverse effect on its financial position, liquidity or future results of operations; however, at this stage of the proceeding, no assurance can be given as to the ultimate outcome of the case.
Environmental Disputes
In September 2003, the Company was noticed as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. PRPs include current and former owners and operators of facilities at which hazardous substances were allegedly disposed. EPA’s allegation that the Company was a PRP arises out of the operation of a former branch facility located approximately five miles from the original site. The Company does not expect that these proceedings will have a material adverse effect on the Company’s financial condition or results of operations.
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
The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of December 31, 2008, the Company had reserved estimated remediation costs of $0.4 million for activities at a former branch property.
c.  Letters of Credit
As of December 31, 2008, the Company had standby letters of credit totaling $7.3 million issued in connection with workers compensation claims and surety bonds.
d.  Purchase Commitments
The Company has $29.4 million in purchase commitments through December 2009 for aluminum, which is within normal production requirements.

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

		Retail and	Combined		Consolidated
	Manufacturing	Distribution	Segments	Eliminations	Total

2008

Net sales
External customers	$694,187	$142,026	$836,213	$-	$836,213
Intersegment sales	50,712	32	50,744	(50,744)	$-

Total net sales	$744,899	$142,058	$886,957	$(50,744)	$836,213

Depreciation and amortization	20,356	1,111	21,467	-	21,467
Impairment of goodwill	66,317	-	66,317	-	66,317
Income (Loss) from operations	(98,840)	(5,991)	(104,831)	1,054	(103,777)
Reconciling items to net loss
Interest income					(236)
Interest expense					4,657
Foreign exchange, net					156
Gain on debt extinguishment					(151)
Other income, net					559
Income tax expense					17,064

Net loss					$(125,826)

Capital expenditures	$12,221	$392	$12,613	$-	$12,613
Assets	$442,614	$119,647	$562,261	$(230,287)	$331,974

2007

Net sales
External customers	$952,814	$149,730	$1,102,544	$-	$1,102,544
Intersegment sales	62,155	760	62,915	(62,915)	$-

Total net sales	$1,014,969	$150,490	$1,165,459	$(62,915)	$1,102,544

Depreciation and amortization	18,153	1,314	19,467	-	19,467
Income (Loss) from operations	30,568	(3,556)	27,012	(546)	26,466
Reconciling items to net income
Interest income					(433)
Interest expense					5,755
Foreign exchange, net					(3,818)
Gain on debt extinguishment					(546)
Other income, net					820
Income tax expense					8,403

Net income					$16,285

Capital expenditures	$6,273	$441	$6,714	$-	$6,714
Assets	$591,433	$123,761	$715,194	$(231,612)	$483,582

2006

Net sales
External customers	$1,120,717	$191,463	$1,312,180	$-	$1,312,180
Intersegment sales	76,966	-	76,966	(76,966)	$-

Total net sales	$1,197,683	$191,463	$1,389,146	$(76,966)	$1,312,180

Depreciation and amortization	18,117	2,481	20,598	-	20,598
Impairment of goodwill	-	15,373	15,373	-	15,373
Income (Loss) from operations	36,782	(13,487)	23,295	(402)	22,893
Reconciling items to net income
Interest income					(710)
Interest expense					6,921
Foreign exchange, net					77
Other income, net					303
Income tax expense					6,882

Net income					$9,420

Capital expenditures	$12,569	$362	$12,931	$-	$12,931
Assets	$659,808	$128,123	$787,931	$(231,448)	$556,483
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

c.  Product Information
The Company offers products primarily in three general categories; new trailers, used trailers, and parts and service. Other sales include leasing and freight revenue. The following table sets forth the major product category sales and their percentage of consolidated net sales (dollars in thousands):

	2008		2007		2006

New Trailers	$741,011	88.6%	$998,538	90.6%	$1,184,167	90.2%
Used Trailers	36,512	4.4	36,699	3.3	55,770	4.3
Parts and Service	53,093	6.3	56,907	5.2	54,712	4.2
Other	5,597	0.7	10,400	0.9	17,531	1.3

Total Sales	$836,213	100.0%	$1,102,544	100.0%	$1,312,180	100.0%

16.	CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations for fiscal years 2008, 2007 and 2006 (dollars in thousands except per share amounts).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008

Net sales	$161,061	$201,484	$242,953	$230,715
Gross profit	5,905	10,773	8,988	(4,742)
Net loss(1)(2)	(6,387)	(3,203)	(4,330)	(111,906)
Basic net loss per share(3)	(0.21)	(0.11)	(0.14)	(3.73)
Diluted net loss per share(3)	(0.21)	(0.11)	(0.14)	(3.73)
2007

Net sales	$258,854	$294,849	$291,017	$257,824
Gross profit	20,185	27,832	24,593	19,111
Net income(4)	996	5,875	3,778	5,636
Basic net income per share(3)	0.03	0.19	0.13	0.19
Diluted net income per share(3)	0.03	0.18	0.12	0.18
2006

Net sales	$262,119	$333,572	$362,290	$354,199
Gross profit	22,791	27,272	26,113	28,317
Net income (loss)(1)(2)	4,337	5,047	4,989	(4,953)
Basic net income (loss) per share(3)	0.14	0.16	0.16	(0.16)
Diluted net income (loss) per share(3)	0.13	0.15	0.15	(0.16)

(1)	The fourth quarter of 2008 and 2006 included $66.3 and $15.4 million, respectively, of expense related to the impairment of goodwill as discussed in Note 2.

(2)	The fourth quarter of 2008 included $23.1 million of expense related to establishing a full tax valuation allowance. The fourth quarter of 2006 included $4.8 million of income related to the reversal of tax valuation allowances and reserves.

(3)	Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) per share may differ from annual net income (loss) per share due to rounding. Diluted net income (loss) per share for all quarters of 2008 and the fourth quarter of 2006 excludes the antidilutive effects of convertible notes and stock options/shares, as applicable.

(4)	The fourth quarter of 2007 included $3.3 million in foreign exchange gains recognized upon disposition of the Company’s Canadian subsidiary as discussed in Note 2.
ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, including those procedures described below, we, including our Chief Executive Officer and our Chief Financial Officer, determined that those controls and procedures were effective.
Changes in Internal Controls
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that internal control over financial reporting is effective as of December 31, 2008.
Ernst & Young LLP, an Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements as of and for the period ended December 31, 2008, which appears on the following page.

Richard J. Giromini	President and Chief Executive Officer
Robert J. Smith	Senior Vice President and Chief Financial Officer
April 9, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Wabash National Corporation
We have audited Wabash National Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wabash National Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Wabash National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wabash National Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2008 of Wabash National Corporation and our report dated April 9, 2009 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Wabash National Corporation’s ability to continue as a going concern.
Ernst & Young LLP
Indianapolis, Indiana
April 9, 2009

ITEM 9B — OTHER INFORMATION
None.
PART III
ITEM 10 — EXECUTIVE OFFICERS OF THE REGISTRANT
The Company hereby incorporates by reference the information contained under the heading “Executive Officers of Wabash National Corporation” from Item 1 Part I of this Annual Report.
The Company hereby incorporates by reference the information contained under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” or “Election of Directors” from its definitive Proxy Statement to be delivered to stockholders of the Company in connection with the 2009 Annual Meeting of Stockholders to be held May 14, 2009.
As required by the New York Stock Exchange (NYSE) rules, in 2008, the CEO certified to the NYSE that he was not aware of any violation by the Corporation of NYSE corporate governance listing standards.
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
ITEM 11 — EXECUTIVE COMPENSATION
The Company hereby incorporates by reference the information contained under the headings “Executive Compensation” and “Director Compensation” from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2009 Annual Meeting of Stockholders to be held May 14, 2009.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Company hereby incorporates by reference the information contained under the headings “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2009 Annual Meeting of Stockholders to be held on May 14, 2009.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Company hereby incorporates by reference the information contained under the headings “Election of Directors” and “Related Party Transactions” from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2009 Annual Meeting of Stockholders to be held on May 14, 2009.
ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by Item 14 of this form and the audit committee’s pre-approval policies and procedures regarding the engagement of the principal accountant are incorporated herein by reference to the information contained under the heading “Ratification and Appointment of Independent Registered Public Accounting Firm” from the Company’s definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2009 Annual Meeting of Stockholders to be held on May 14, 2009.

PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)		Financial Statements: The Company has included all required financial statements in Item 8 of this Form 10-K. The financial statement schedules have been omitted as they are not applicable or the required information is included in the Notes to the consolidated financial statements.
(b)		Exhibits: The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:
2.01		Stock Purchase Agreement by and among the Company, Transcraft Corporation and Transcraft Investment Partners, L.P. dated as of March 3, 2006(12)
3.01		Certificate of Incorporation of the Company(1)
3.02		Certificate of Designations of Series D Junior Participating Preferred Stock(10)
3.03		Amended and Restated By-laws of the Company as amended(19)
4.01		Specimen Stock Certificate(2)
4.02		Rights Agreement between the Company and National City Bank as Rights Agent dated December 28, 2005(11)
10.01	#	1992 Stock Option Plan(1)
10.02	#	2000 Stock Option Plan(3)
10.03	#	Executive Employment Agreement dated June 28, 2002 between the Company and Richard J. Giromini(4)
10.04	#	Non-qualified Stock Option Agreement dated July 15, 2002 between the Company and Richard J. Giromini(4)
10.05	#	Non-qualified Stock Option Agreement between the Company and William P. Greubel(4)
10.06		Asset Purchase Agreement dated July 22, 2003(5)
10.07		Amendment No. 1 to the Asset Purchase Agreement dated September 19, 2003(5)
10.08	#	2004 Stock Incentive Plan(6)
10.09	#	Form of Associate Stock Option Agreements under the 2004 Stock Incentive Plan(7)
10.10	#	Form of Associate Restricted Stock Agreements under the 2004 Stock Incentive Plan(7)
10.11	#	Form of Executive Stock Option Agreements under the 2004 Stock Incentive Plan(7)
10.12	#	Form of Executive Restricted Stock Agreements under the 2004 Stock Incentive Plan(7)
10.13	#	Restricted Stock Unit Agreement between the Company and William P. Greubel dated March 7, 2005(8)
10.14	#	Stock Option Agreement between the Company and William P. Greubel dated March 7, 2005(8)
10.15	#	Corporate Plan for Retirement — Executive Plan(9)
10.16	#	Change in Control Policy(15)
10.17	#	Executive Severance Policy(15)
10.18	#	Form of Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan(13)
10.19	#	Form of Restricted Stock Agreement under the 2004 Stock Incentive Plan(13)
10.20	#	Form of CEO and President Restricted Stock Agreement under the 2004 Stock Incentive Plan(13)
10.21	#	Form of Stock Option Agreement under the 2004 Stock Incentive Plan(13)
10.22	#	Form of CEO and President Stock Option Agreement under the 2004 Stock Incentive Plan(13)
10.23	#	Executive Director Agreement dated January 1, 2007 between the Company and William P. Greubel(14)
10.24	#	Amendment to Executive Employment Agreement dated January 1, 2007 between the Company and Richard J. Giromini(14)
10.25	#	Form of Non-Qualified Stock Option Agreement under the 2007 Omnibus Incentive Plan(15)
10.26	#	Form of Restricted Stock Agreement under the 2007 Omnibus Incentive Plan(15)
10.27		Amendment No. 1 to Second Amendment and Restated Loan and Security Agreement dated March 6, 2007(16)
10.28		Amendment No. 2 to Second Amendment and Restated Loan and Security Agreement dated March 6, 2007(17)
10.29		Second Amended and Restated Loan and Security Agreement dated March 6, 2007(18)
10.30	#	2007 Omnibus Incentive Plan, as amended(19)
21.00		List of Significant Subsidiaries(20)
23.01		Consent of Ernst & Young LLP(20)
31.01		Certification of Principal Executive Officer(20)
31.02		Certification of Principal Financial Officer(20)

32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)(20)

#	Management contract or compensatory plan.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-42810) or the Registrant’s Registration Statement on Form 8-A filed December 6, 1995 (item 3.02 and 4.02)

(2)	Incorporated by reference to the Registrant’s registration statement Form S-3 (Registration No. 333-27317) filed on May 16, 1997

(3)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2001 (File No. 1-10883)

(4)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (File No. 1-10883)

(5)	Incorporated by reference to the Registrant’s Form 8-K filed on September 29, 2003 (File No. 1-10883)

(6)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 1-10883)

(7)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 (File No. 1-10883)

(8)	Incorporated by reference to the Registrant’s Form 8-K filed on March 11, 2005 (File No. 1-10883)

(9)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2005 (File No. 1-10883)

(10)	Incorporated by reference to the Registrant’s Form 8-K filed on December 28, 2005 (File No. 1-10883)

(11)	Incorporated by reference to the Registrant’s registration statement on Form 8-A12B filed on December 28, 2005 (File No. 1-10883)

(12)	Incorporated by reference to the Registrant’s Form 8-K filed on March 8, 2006 (File No. 1-10883)

(13)	Incorporated by reference to the Registrant’s Form 8-K filed on May 18, 2006 (File No. 1-10883)

(14)	Incorporated by reference to the Registrant’s Form 8-K filed on January 8, 2007 (File No. 1-10883)

(15)	Incorporated by reference to the Registrant’s Form 8-K filed on May 24, 2007 (File No. 1-10883)

(16)	Incorporated by reference to the Registrant’s Form 8-K on September 26, 2007 (File No. 1-10883)

(17)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2008 (File No. 1-10883)

(18)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2006 (File No. 1-10883)

(19)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2007 (File No. 1-10883)

(20)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WABASH NATIONAL CORPORATION

April 14, 2009	By:	/s/ Robert J. Smith

Robert J. Smith Senior Vice President and Chief
Financial Officer (Principal Financial Officer and
Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date	Signature and Title

April 14, 2009	By:	/s/ Richard J. Giromini

Richard J. Giromini
President and Chief Executive Officer, Director
(Principal Executive Officer)

April 14, 2009	By:	/s/ Robert J. Smith

Robert J. Smith
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

April 14, 2009	By:	/s/ Martin C. Jischke

Dr. Martin C. Jischke
Chairman of the Board of Directors

April 14, 2009	By:	/s/ James D. Kelly

J.D. (Jim) Kelly
Director

April 14, 2009	By:	/s/ Stephanie K. Kushner

Stephanie K. Kushner
Director

April 14, 2009	By:	/s/ Larry J. Magee

Larry J. Magee
Director

April 14, 2009	By:	/s/ Scott K. Sorensen

Scott K. Sorensen
Director

April 14, 2009	By:	/s/ Ronald L. Stewart

Ronald L. Stewart
Director