Form 10-Q
period 2009-03-31
WABASH NATIONAL CORP /DE
filed 2009-05-13
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Yes ☐ No ☒
The number of shares of common stock outstanding at May 7, 2009 was 31,090,835.

WABASH NATIONAL CORPORATION
INDEX
FORM 10-Q

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,828	$29,766
Accounts receivable, net	17,248	37,925
Inventories	84,619	92,896
Prepaid expenses and other	4,215	5,307

Total current assets	110,910	165,894

PROPERTY, PLANT AND EQUIPMENT, net	119,111	122,035

INTANGIBLE ASSETS	28,289	29,089

OTHER ASSETS	13,964	14,956

	$272,274	$331,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$52,962	$80,008
Current portion of capital lease obligation	337	337
Accounts payable	39,457	42,798
Other accrued liabilities	45,347	45,449

Total current liabilities	138,103	168,592

CAPITAL LEASE OBLIGATION	4,722	4,803

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES	3,222	5,142

STOCKHOLDERS’ EQUITY
Preferred stock, 25,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock 75,000,000 shares authorized, $0.01 par value, 30,060,800 and 29,842,945 shares issued and outstanding, respectively	329	324
Additional paid-in capital	353,088	352,137
Retained deficit	(200,315)	(172,031)
Accumulated other comprehensive income	(1,398)	(1,516)
Treasury stock at cost, 1,675,600 common shares	(25,477)	(25,477)

Total stockholders’ equity	126,227	153,437

	$272,274	$331,974

See Notes to Condensed Consolidated Financial Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months
	Ended March 31,
	2009	2008
NET SALES	$77,937	$161,061

COST OF SALES	93,413	155,156

Gross profit	(15,476)	5,905

GENERAL AND ADMINISTRATIVE EXPENSES	8,658	11,499

SELLING EXPENSES	3,185	3,443

Loss from operations	(27,319)	(9,037)

OTHER INCOME (EXPENSE)
Interest expense	(1,005)	(1,174)
Gain on debt extinguishment	-	124
Other, net	55	7

Loss before income taxes	(28,269)	(10,080)

INCOME TAX EXPENSE (BENEFIT)	15	(3,693)

NET LOSS	$(28,284)	$(6,387)

COMMON STOCK DIVIDENDS DECLARED	$-	$0.045

BASIC NET LOSS PER SHARE	$(0.94)	$(0.21)

DILUTED NET LOSS PER SHARE	$(0.94)	$(0.21)

COMPREHENSIVE LOSS
Net loss	$(28,284)	$(6,387)
Changes in fair value of derivatives (net of tax)	118	-

NET COMPREHENSIVE LOSS	$(28,166)	$(6,387)

See Notes to Condensed Consolidated Financial Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,284)	$(6,387)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,796	5,187
Net loss on the sale of assets	6	-
Gain on debt extinguishment	-	(124)
Deferred income taxes	-	(3,530)
Stock-based compensation	965	863
Changes in operating assets and liabilities
Accounts receivable	20,677	3,266
Inventories	8,278	(20,100)
Prepaid expenses and other	1,092	878
Accounts payable and accrued liabilities	(4,724)	13,572
Other, net	(84)	101

Net cash provided by (used in) operating activities	2,722	(6,274)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(539)	(1,741)
Proceeds from the sale of property, plant and equipment	6	4

Net cash used in investing activities	(533)	(1,737)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	4
Borrowings under revolving credit facilities	18,529	45,265
Payments under revolving credit facilities	(45,575)	(12,430)
Payments under long-term debt obligations	-	(58,412)
Principal payments under capital lease obligation	(81)	-
Common stock dividends paid	-	(1,363)

Net cash used in financing activities	(27,127)	(26,936)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,938)	(34,947)
CASH AND CASH EQUIVALENTS AT BEGINNING OF QUARTER	29,766	41,224

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$4,828	$6,277

See Notes to Condensed Consolidated Financial Statements.

WABASH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. GENERAL
     The condensed consolidated financial statements of Wabash National Corporation (the Company) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations and cash flows. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2008 Annual Report on Form 10-K. Certain reclassifications have been made to prior periods to confirm to the current year presentation. These reclassifications had no effect on net income for the periods previously reported. Note 1 to the Company’s consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K include a discussion of factors that raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements included herein do not include any adjustments that might result from the outcome of that uncertainty. See Note 4 herein for further discussions related to the Company’s Forebearance Agreement and Third Amendment to Second Amended and Restated Loan and Security Agreement (Forbearance Agreement) entered into on April 28, 2009.
2. NEW ACCOUNTING PRONOUNCEMENTS
     In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. The statement requires enhanced disclosures for derivative and hedging activities, including information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and was adopted by the Company in the first quarter of 2009. As SFAS No. 161 only requires enhanced disclosures, this standard has not had a material impact on the Company’s financial position, results of operations or cash flows. See Note 5 for further discussion of derivative instruments and hedging activities.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The Statement provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. In February 2008, the FASB announced that it was deferring the effective date to fiscal years beginning after November 15, 2008 for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For these financial and non-financial assets and liabilities that are remeasured at least annually, this statement was effective for fiscal years beginning after November 15, 2007. Derivative instruments and hedging activities are carried at fair value. The adoption of SFAS No. 157 has not and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows. See Note 6 for further discussion of fair value measurements.

     In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (EITF 03-6-1). This Staff Position states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented shall be adjusted retrospectively to conform with the provisions of this Staff Position. The Company does not expect the adoption of this accounting guidance to have a material impact on its results of operations, financial position or earnings per share.
3. INVENTORIES
     Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Raw materials and components	$26,512	$23,758
Work in progress	3,177	373
Finished goods	39,948	48,997
Aftermarket parts	5,483	6,333
Used trailers	9,499	13,435

	$84,619	$92,896

4. DEBT
     In March 2007, the Company entered into a loan and security agreement (Revolving Facility) with its lenders. As amended, the Revolving Facility has a capacity of $200 million, subject to a borrowing base, with a maturity date of March 6, 2012. Subsequent to the quarter ending March 31, 2009, events of default have occurred under the Revolving Facility, which permits the lenders to increase the interest on the outstanding principal by 2%, to cause an acceleration of the maturity of borrowings, to restrict advances, and to terminate the Revolving Facility. The events of default under the Revolving Facility include: the Company’s failure to deliver audited financial statements for fiscal year 2008 by March 31, 2009; that the report of the Company’s independent registered public accounting firm accompanying the Company’s audited financial statements for fiscal year 2008 included an explanatory paragraph with respect to the Company’s ability to continue as a going concern; the Company’s failure to deliver prompt written notification of name changes of subsidiaries; the Company’s failure to have a minimum fixed charge coverage ratio of 1.1:1.0 when the available borrowing capacity under the Revolving Facility is below $30 million; and, the Company requesting loans under the Revolving Facility during the existence of a default or event of default under the Revolving Facility. In accordance with the terms of the Revolving Facility, on April 1, 2009, the agent has increased the interest on the outstanding principal under the Revolving Facility by 2% and implemented availability reserves that result in a reduction of the Company’s borrowing base under the Revolving Facility by $25 million.
     On April 28, 2009, the Company entered into a Forbearance Agreement with the lenders under the Revolving Facility. Pursuant to the Forbearance Agreement, the lenders have agreed to refrain from accelerating maturity of the Revolving Facility due to specified existing or anticipated events of default, as described above, through the earlier of May 29, 2009 or the occurrence or existence of any event of default other than the existing or anticipated events of default.
     In addition, the Forbearance Agreement waived the fixed charge covenant requirement and established a borrowing base reserve at $22.5 million. The Forbearance Agreement also requires the Company to engage a consultant on behalf of the lenders under the Revolving Facility to evaluate the financial operations and conditions of the Company and the potential restructuring of its business.
     Based on these events, the Company has classified its obligations outstanding under the Revolving Facility as a current liability in the accompanying consolidated balance sheet as of March 31, 2009. The Company expects to continue negotiations with its lenders on the terms of a comprehensive amendment to the Revolving Facility; however, there can be no assurances that an amendment will be obtained.
5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     As discussed in Note 2, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161), during the first quarter of 2009. SFAS No. 161 requires enhanced disclosures for derivative instruments and hedging activities.
     During 2008, the Company entered into two-year interest rate swap agreements (Swaps) whereby the Company pays a fixed interest rate and receives a variable interest rate. The notional amount of these Swaps at March 31, 2009 totaled $40.0 million. Under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, the Company has designated these Swaps as cash flow hedges in an effort to reduce its exposure to fluctuations in interest rates by converting a portion of its variable rate borrowings to a fixed rate for a specific period of time. The effective portion of the change in the fair value of a derivative designated as a cash flow hedge is recorded in accumulated other comprehensive income (loss) (OCI) and is recognized in the statement of operations when the hedged item affects net income. If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued. Any past or future changes in the derivative’s fair value, which will not be effective as an offset to the income effects of the item being hedged, are recognized currently in the income statement.
     In April 2009, the Company and its counterparty mutually agreed to terminate the existing Swaps and settle based on the fair value of the Swap contracts of approximately $1.4 million. These contracts were originally set to mature through October 2010. The amounts paid or payable under the terms of these contracts are charged to interest expense over the designated hedge period and totaled $0.2 million in the first quarter of 2009. The amount of loss recorded in OCI as of March 31, 2009 that is expected to be reclassified to interest expense over the next twelve months is approximately $0.9 million. The cash flows from these contracts were recorded as operating activities in the consolidated statement of cash flows.
     The fair values of the Swaps were estimated using Level 3 inputs, as described in Note 6. The fair value is an estimate of the net amount that the Company would be required to pay or would receive on March 31, 2009, if the agreements were transferred to another party or cancelled by the Company.

     The following table sets forth the fair values of derivative instruments designated as hedging instruments under SFAS No. 133 in the condensed consolidated balance sheet (in thousands):

	March 31, 2009
	Classification	Fair value
Interest rate swap contracts	Other accrued liabilities	$1,398
     6. FAIR VALUE MEASUREMENTS
     As discussed in Note 2, in September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which addresses aspects of expanding the application of fair value accounting. The Company adopted SFAS 157 as of the beginning of the 2008 fiscal year as it relates to recurring financial assets and liabilities. As of the beginning of the 2009 fiscal year, the Company adopted SFAS 157 as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities.
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
     The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis (in thousands):

	March 31, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Interest rate derivatives	$-	$-	$-	$-	$-	$-	$-	$-

Liabilities
Interest rate derivatives	$-	$-	$1,398	$1,398	$-	$-	$1,516	$1,516

     Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis (in thousands):

Three Months Ended
March 31, 2009
Balance at beginning of period	$(1,516)
Total unrealized gains included in other comprehensive income	118
Purchases, sales, issuances, and settlements	-
Transfers in and (or) out of Level 3	-

Balance at end of period	$(1,398)

7. FAIR VALUE OF FINANCIAL INSTRUMENTS
     SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information for certain financial instruments. The differences between the carrying amounts and the estimated fair values, using the methods and assumptions listed below, of the Company’s financial instruments at March 31, 2009, and December 31, 2008 were immaterial.
     Cash and Cash Equivalents, Accounts Receivable and Accounts Payable. The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate fair value.
     Debt. The fair value of total borrowings is estimated based on current quoted market prices for similar issues or debt with the same maturities. The interest rates on the Company’s bank borrowings under its Revolving Facility are adjusted regularly to reflect current market rates.
8. STOCK-BASED COMPENSATION
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
     The Company’s policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method. The amount of compensation costs related to nonvested stock options and restricted stock not yet recognized was $15.6 million at March 31, 2009, for which the expense will be recognized through 2012.
9. CONTINGENCIES
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
10. NET LOSS PER SHARE
     Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net loss per share is determined using net income as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Basic net loss per share
Net loss applicable to common stockholders	$(28,284)	$(6,387)
Dividends paid on unvested restricted shares	—	(30)

Net loss applicable to common stockholders excluding amounts applicable to unvested restricted shares	$(28,284)	$(6,417)

Weighted average common shares outstanding	30,050	29,880

Basic net loss per share	$(0.94)	$(0.21)

Diluted net loss per share
Net loss applicable to common stockholders	$(28,284)	$(6,387)
After-tax equivalent of interest on convertible notes	-	-

Diluted net loss applicable to common stockholders	$(28,284)	$(6,387)

Weighted average common shares outstanding	30,050	29,880
Dilutive stock options/shares	-	-
Convertible notes equivalent shares	-	-

Diluted weighted average common shares outstanding	30,050	29,880

Diluted net loss per share	$(0.94)	$(0.21)

     Average diluted shares outstanding for the three months ended March 31, 2008 exclude the antidilutive effects of the Company’s Convertible Notes. The after-tax equivalent of interest on Convertible Notes was $0.5 million and the Convertible Notes equivalent shares were 4.8 million. Diluted shares outstanding for the three months ended March 31, 2009 and 2008 also exclude the antidilutive effects of potentially dilutive stock options and restricted stock totaling less than 0.1 million and 0.1 million shares of common stock, respectively.
     For the three month period ending March 31, 2009 and 2008, the computation of diluted earnings per share excludes options to purchase 2.3 million and 2.1 million shares of common stock, respectively, because the impact of these shares would have been antidilutive.

11. INCOME TAXES
     The Company has experienced cumulative operating losses over the most recent three year period. After considering these operating losses and various other available evidence, both positive and negative, management determined that it was necessary to record a full valuation allowance against its deferred tax assets created during the quarter ending March 31, 2009. As a result, effective income tax expense for the first quarter of 2009 was less than $0.1 million.
     The following table provides reconciliation of differences from the U.S. federal statutory rate of 35% (in thousands):

	Three Months Ended March 31,
	2009	2008
Pretax book loss	$(28,269)	$(10,080)

Federal tax benefit at 35% statutory rate	(9,894)	(3,528)
State and local income taxes	(1,398)	(363)
Provision for valuation allowance for net operating losses - U.S. and state	11,307	-
Other	-	198

Total income tax expense (benefit)	$15	$(3,693)

12. PRODUCT WARRANTIES
     The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2009	2008
Balance as of January 1	$17,027	$17,246
Provision for warranties issued in current year	223	547
Additional provisions for pre-existing warranties	70	331
Payments	(693)	(911)

Balance as of March 31	$16,627	$17,213

     The Company offers a limited warranty for its products. With respect to Company products manufactured prior to 2005, the limited warranty coverage period is five years. Beginning in 2005, the coverage period for DuraPlate® trailer panels was extended to ten years, with all other products remaining at five years. The Company passes through component manufacturers’ warranties to the Company’s customers. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.

13. SEGMENTS
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
     Reportable segment information is as follows (in thousands):

Three Months Ended		Retail and		Consolidated
March 31, 2009	Manufacturing	Distribution	Eliminations	Totals
Net sales
External customers	$57,254	$20,683	$-	$77,937
Intersegment sales	3,384	-	(3,384)	-

Total net sales	$60,638	$20,683	$(3,384)	$77,937

(Loss) Income from operations	$(24,264)	$(3,106)	$51	$(27,319)
Assets	$392,130	$110,380	$(230,236)	$272,274

Three Months Ended March 31, 2008
Net sales
External customers	$132,708	$28,353	$-	$161,061
Intersegment sales	9,555	32	(9,587)	-

Total net sales	$142,263	$28,385	$(9,587)	$161,061

(Loss) Income from operations	$(8,482)	$(1,003)	$448	$(9,037)
Assets	$567,734	$127,553	$(230,893)	$464,394
     b. Product Information
     The Company offers products primarily in three general categories: new trailers, used trailers and parts and service. Other sales includes primarily freight revenue. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Three Months Ended March 31,
	2009		2008
	$	%	$	%
New trailers	60,264	77.3	138,787	86.2
Used trailers	5,507	7.1	7,557	4.7
Parts and service	11,913	15.3	13,124	8.1
Other	253	0.3	1,593	1.0

Total net sales	77,937	100.0	161,061	100.0

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Quarterly Report of Wabash National Corporation (the Company, Wabash or we) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forwarding-looking statements” include, but are not limited to, statements regarding:
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
     Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed in “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2008 and elsewhere herein, including, but not limited to, Item 1A of Part II hereof. Each forward-looking statement contained in this Quarterly Report reflects our management’s view only as of the date on which that forward-looking statement was made. We are not obligated to update forward-looking statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.
RESULTS OF OPERATIONS
     The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended March 31,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	119.9	96.3

Gross profit	(19.9)	3.7

General and administrative expenses	11.1	7.1
Selling expenses	4.1	2.2

Loss from operations	(35.1)	(5.6)

Interest expense	(1.3)	(0.7)

Loss before income taxes	(36.4)	(6.3)

Income tax benefit	-	(2.3)

Net loss	(36.4)%	(4.0)%

     In the three-month period ended March 31, 2009, we recorded net sales of $77.9 million compared to $161.1 million in the prior period. Net sales declined year over year due to a 3,600 unit, or 57.1%, decline in new trailer volumes compared to the prior period resulting from weak market demand. We continue to be effected by, and concerned with, the global economy, especially credit markets, as well as the decline in the housing and construction-related markets in the U.S. Gross profit margin was a negative 19.9% in the first quarter of 2009 compared to 3.7% in the first quarter of 2008. Gross profit was negatively impacted by reduced volumes and the absorption of higher raw material and component costs. In absolute dollars operating income was positively impacted in the first quarter by a decrease in general and administrative and selling expense compared to the 2008 period due to a reduction in salaries, employee related expense and professional fees. These expense reductions are partially a result of our cost cutting initiatives and efforts to adjust our cost structure to match the current market demand.
     Our management team continues to be focused on rightsizing our manufacturing and retail operations to match the current demand environment, implementing our cost savings initiatives, strengthening our capital structure, developing innovative products, improving earnings and selective product introductions that meet the needs of our customers.
     Our Board of Directors has also authorized management to pursue and evaluate a wide range of strategic alternatives, including, but not limited to, select business divestitures, changes to our capital structure, or a possible sale, merger or other business combination. There can be no assurance that this review will result in any specific transaction.

Three Months Ended March 31, 2009
Net Sales
     Net sales in the first quarter of 2009 decreased $83.2 million, or 51.6%, compared to the first quarter of 2008. By business segment, net external sales and related units sold were as follows (dollars in millions):

	Three Months Ended March 31,
	2009	2008	% Change
Sales by segment:
Manufacturing	$57.3	$132.7	(56.8)
Retail and distribution	20.6	28.4	(27.5)

Total	$77.9	$161.1	(51.6)

	(units)
New trailer units:
Manufacturing	2,500	5,900	(57.6)
Retail and distribution	200	400	(50.0)

Total	2,700	6,300	(57.1)

Used trailer units	900	1,100	(18.2)

     Manufacturing segment sales were $57.3 million in the first quarter of 2009, down $75.4 million, or 56.8%, compared to the first quarter of 2008. The reduction in sales is due primarily to the continued weak market demand for new trailers as sales decreased approximately 3,400 units, or $73.7 million. The decreases in sales volume in the first quarter of 2009 as compared to the prior year period were slightly offset by higher average selling prices.
     Retail and distribution segment sales were $20.6 million in the first quarter of 2009, down $7.8 million, or 27.5% compared to the prior year first quarter. New trailer sales decreased $4.9 million, or 43.5%, due to a 50.0% reduction in volumes primarily as a result of weak market demand. Used trailer sales were down $2.1 million, or 27.1%, due to lower volumes and lower average selling prices as depressed market conditions for used trailers have driven values down. Parts and service sales were down $0.7 million, or 7.2%, in the first quarter of 2009 compared to the prior year period due to continued weak market demand.
Gross Profit
     Gross profit was negative $15.5 million in the first quarter of 2009, down $21.4 million from the prior year period. Gross profit as a percent of sales was negative 19.9% for the quarter compared to 3.7% for the same period in 2008. Gross profit by segment was as follows (in millions):

	Three Months Ended March 31,
	2009	2008
Gross profit by segment:
Manufacturing	$(14.8)	$3.6
Retail and distribution	(0.8)	1.9
Eliminations	0.1	0.4

Total gross profit	$(15.5)	$5.9

     The manufacturing segment lost $14.8 million in gross profit in the first quarter of 2009 due to a 57.6% decline in new trailer volumes coupled with higher raw material and component part costs as compared to the prior year period.
     Retail and distribution segment gross profit in the first quarter of 2009 was negative $0.8 million, a decrease of $2.7 million compared to the 2008 period. Gross profit as a percentage of sales was negative 3.9% compared to 6.7% for the prior year period due to decreased trailer and parts and service volumes coupled with continued pricing pressures for new trailer sales and depressed valuations for used trailers.
General and Administrative Expenses
     General and administrative expenses decreased $2.8 million to $8.7 million in the first quarter of 2009 compared to the prior year period primarily due to reductions in salaries, employee related costs and professional services. These cost reductions are a result of our cost cutting initiatives to adjust our cost structure to match the current market demand.
Selling Expenses
     Selling expenses decreased $0.3 million to $3.2 million in the first quarter of 2009 compared to the prior year period primarily due to decreases in salaries, employee related costs, advertising and promotional expenses. These cost reductions are a result of our cost cutting initiatives to adjust our cost structure to match the current market demand.
Income Taxes
     We have experienced cumulative operating losses over the most recent three year period. After considering these operating losses and various other available evidence, both positive and negative, we determined that it was necessary to record a full valuation allowance against our deferred tax assets created during the quarter ending March 31, 2009. As a result, effective income tax expense for the first quarter of 2009 was less than $.01 million.
Liquidity and Capital Resources
Capital Structure
     We continue to assess our financial position and liquidity requirements in light of recent and ongoing economic conditions that have negatively impacted our operating results and caused instability in the capital markets. As part of this process, we have been negotiating for an amendment to our Revolving Facility. Subsequent to the quarter ending March 31, 2009, events of default have occurred under the Revolving Facility, which permits the lenders to increase the interest on the outstanding principal by 2%, to cause an acceleration of the maturity of borrowings, to restrict advances and to terminate the Revolving Facility. On April 28, 2009, we entered into a Forbearance Agreement and Third Amendment to Second Amended and Restated Loan and Security Agreement (Forbearance Agreement) with our lenders to address the consequences of the default and to provide additional liquidity while we continue discussions to amend the Revolving Facility and to waive any events of default. There can be no assurance that an amendment or waiver will be obtained. Further, our Board of Directors authorized management to pursue and evaluate a wide range of strategic alternatives including, but not limited to, select business divestures, changes to our capital structure, or a possible sale, merger, or business combination. There can be no assurance this evaluation will result in any specific transaction.
     Today, our capital structure is comprised of a mix of equity and debt. As of March 31, 2009, our debt to equity ratio was approximately 0.5:1.0. The increase in our debt to equity ratio as compared to our ratio a year earlier is primarily due to the increase in our retained deficit resulting from losses incurred in 2008 and the first quarter of 2009. Our long-term objective is to generate operating cash flows sufficient to fund normal working capital requirements, to fund capital expenditures, to be positioned to take advantage of market opportunities and to fund potential dividends or stock repurchases. For 2009 we expect to fund working capital requirements and capital expenditures through cash flows from operations as well as available borrowings under our Revolving Facility.
Debt Facilities
     In March 2007, we entered into the Revolving Facility with our lenders. The Revolving Facility replaced our prior facility. As amended the Revolving Facility has a capacity of $200 million, subject to a borrowing base, with a maturity date of March 6, 2012. Subsequent to the quarter ending March 31, 2009, events of default occurred under the Revolving Facility, which permits the lenders to increase the interest on the outstanding principal by 2%, to cause an acceleration of the maturity of borrowings, to restrict advances, and to terminate the Revolving Facility. The events of default under the Revolving Facility include: our failure to deliver audited financial statements for fiscal year 2008 by March 31, 2009; that our report of the independent registered public accounting firm accompanying our audited financial statements for fiscal year 2008 included an explanatory paragraph with respect to our ability to continue as a going concern; our failure to deliver prompt written notification of name changes of subsidiaries; our failure to have a minimum fixed charge coverage ratio of 1.1:1.0 when the available borrowing capacity under the Revolving Facility is below $30 million; and, requesting loans under the Revolving Facility during the existence of a default or event of default under the Revolving Facility. In accordance with the terms of the Revolving Facility, on April 1, 2009, the agent increased the interest on the outstanding principal under the Revolving Facility by 2% and implemented availability reserves that result in a reduction of our borrowing base under the Revolving Facility by $25 million.
     On April 28, 2009, we entered into a Forbearance Agreement with our lenders under the Revolving Facility. Pursuant to the Forbearance Agreement, the lenders have agreed to refrain from accelerating maturity of the Revolving Facility due to specified existing or anticipated events of default, as described above, through the earlier of May 29, 2009 or the occurrence or existence of any event of default other than the existing or anticipated events of default.
     In addition, the Forbearance Agreement waived the fixed charge covenant requirement and established a borrowing base reserve at $22.5 million. The Forbearance Agreement also requires us to engage a consultant on behalf of the lenders under the Revolving Facility to evaluate our financial operations and the potential restructuring of our business.
     We expect to continue negotiations with the lenders on the terms of a comprehensive amendment to the Revolving Facility; however, there can be no assurances that an amendment will be obtained.

     Furthermore, due to the events of default under the Revolving Facility, we have classified all amounts outstanding under our Revolving Facility as a current liability in our condensed consolidated balance sheet as of March 31, 2009. As a result of this, the adverse conditions in the economy in general and the trailer industry in particular, and the other factors discussed in Note 1 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008, our independent registered public accounting firm included an explanatory paragraph with respect to substantial doubt about our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2008. The presence of the going concern explanatory paragraph may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees and could make it challenging and difficult for us to raise additional debt or equity financing to the extent needed, all of which could have a material adverse impact on our business, results of operations and financial condition.
Cash Flow
     Cash provided by operating activities in the first quarter of 2009 amounted to $2.7 million compared to $6.3 million used in operating activities in the same period of 2008. The change was primarily a result of a $27.5 million improvement in working capital offset by a $18.5 million reduction in net income, adjusted for non-cash items. The following is a discussion of factors impacting certain working capital items in the first quarter of 2009 compared to the prior year period:
-	Accounts receivable decreased $20.7 million during 2009 compared to a decrease of $3.3 million in 2008 due to improved collections and lower sales levels. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was approximately 22 days in 2009 compared to 37 days in 2008.

-	Inventory decreased $8.3 million during 2009 compared to an increase of $20.1 million in 2008. Inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns, was approximately seven times in 2009 compared to six times in 2008.

-	Accounts payable and accrued liabilities decreased $4.7 million in 2009 compared to an increase of $13.6 million in 2008. The decrease in the current year period was primarily due to improved inventory management and lower production volumes.
     Investing activities used $0.5 million during the first quarter of 2009 compared to $1.7 million in the prior year period. The decrease of $1.2 million from the prior year was due to reduced capital spending and our efforts to limit capital spending to required maintenance projects and other cost reduction initiatives.
     Financing activities used $27.1 million during the first quarter of 2009 as payments were made on outstanding borrowings under the Revolving Facility. The 2009 period excludes dividend payments as we announced in December 2008 that we would suspend the payment of dividends to conserve cash and expand liquidity in a period of economic uncertainty.
     As of March 31, 2009, our liquidity position, defined as cash on hand and available borrowing capacity, net of availability reserves as established in our Forbearance Agreement, amounted to approximately $14.9 million and total debt and capital lease obligations amounted to approximately $58.0 million. Our borrowing capacity has been adversely impacted by the events of default under our

Revolving Facility and resulting actions of our lenders. Any amendment to our Revolving Facility may also result in a lower level of liquidity.
     Our liquidity remains constrained such that it may not be sufficient to meet our cash operating needs in this period of economic uncertainty. Our ability to fund our working capital needs and capital expenditures is limited by the net cash provided by operations, cash on hand and the liquidity available under the Revolving Facility. Additional declines in net cash provided by operations, further decreases in the availability under the Revolving Facility or changes in the credit our suppliers provide to us, could rapidly exhaust our liquidity. Our liquidity problems have worsened as a result of the events of default under our Revolving Facility. There is no assurance that we will be able to enter into a comprehensive amendment to our Revolving Facility.
     In order to increase our liquidity, the Forbearance Agreement and amendment and waiver to our Revolving Facility will likely not be enough. We will likely need to issue new common equity, preferred equity, or obtain modification to, or additional sources of, debt. Any new issuance may take the form of public or private offerings for debt or equity. Our ability to obtain additional liquidity will depend upon a number of factors, including our future performance and financial results, and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on commercially reasonable terms, or at all.
     In light of current uncertain market and economic conditions, we are aggressively managing our cost structure, capital expenditures and cash position. In 2009, we implemented additional cost reduction actions that will substantially decrease our corporate overhead and operating costs to include:
•	salaried workforce headcount reductions of approximately 100 associates, or 20%, bringing total salaried headcount reductions to over 35%, or approximately 200 associates, since the beginning of the industry downturn in early 2007;

•	a 16.75% reduction in base salary for Executive Officers;

•	a temporary reduction of 15% of annualized base salary for all remaining exempt-level salaried associates, combined with a reduction in the standard work week for most from 40 hours to 36 hours;

•	a temporary reduction in the standard paid work week from 40 hours to 36 hours for all non-exempt associates;

•	a temporary 5% reduction in hourly wages;

•	a temporary 10% reduction of director cash compensation;

•	a temporary suspension of the 401(k) company match;

•	the introduction of a voluntary unpaid layoff program with continuation of benefits; and

•	the continued close regulation of the work-day and headcount of hourly associates.
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

Capital Expenditures
     Capital spending amounted to approximately $0.5 million for the first three months of 2009 and is anticipated to be approximately $2.0 million in the aggregate for 2009. The spending for 2009 will be limited to required maintenance and cost reduction initiatives in efforts to manage cash flows and enhance liquidity.
Off-Balance Sheet Transactions
     As of March 31, 2009, we had approximately $3.4 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter.
Contractual Obligations and Commercial Commitments
     We have included a summary of our Contractual Obligations and Commercial Commitments in our annual report on Form 10-K, for the year ended December 31, 2008.
Backlog
     Orders that have been confirmed by customers in writing and can be produced during the next 18 months are included in backlog. Orders that comprise the backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $115 million at March 31, 2009 compared to $110 million at December 31, 2008. We expect to complete the majority of our existing backlog orders within the next 12 months.
OUTLOOK
     We face significant uncertainty regarding the demand for trailers during the current economic environment. According to the most recent A.C.T. Research Company, LLC (ACT) estimates, total trailer industry shipments for 2009 are expected to be down 47% from 2008 to approximately 76,000 units. By product type, ACT is estimating that van trailer shipments will be down approximately 49% in 2009 compared to 2008. ACT is forecasting that platform trailer shipments will decline approximately 46% and dump trailer shipments will fall approximately 41% in 2009. For 2010, ACT estimates that shipments will grow approximately 79% to a total of 136,000 units. The biggest concerns for 2009 relate to the global economy, especially credit markets, as well as the continued decline in housing and construction-related markets in the U.S. Management’s expectation is that the trailer industry will remain challenging throughout 2009 and, as a result, we will incur net losses in 2009, which will further reduce our stockholders’ equity.
     We believe we are well-positioned in the industry because: (1) our core customers are among the dominant participants in the trucking industry; (2) our DuraPlate® trailer continues to have increased market acceptance; (3) our focus is on developing solutions that reduce our customers’ trailer maintenance costs; and (4) we expect some expansion of our presence into the mid-market carriers.
     Pricing will be difficult in 2009 due to weak demand and fierce competitive activity. Raw material and component costs are expected to decline relative to their highs in the fourth quarter of 2008. As has been our policy, we will endeavor to pass along raw material and component price increases to our customers. We have a focus on continuing to develop innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition to increase profitability.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     We have included a summary of our Critical Accounting Policies and Estimates in our annual report on Form 10-K, for the year ended December 31, 2008. There have been no material changes to the summary provided in that report.
NEW ACCOUNTING PRONOUNCEMENTS
     In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. The statement requires enhanced disclosures for derivative and hedging activities, including information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and was applicable to our financial statements beginning in the first quarter of 2009. As SFAS No. 161 only requires enhanced disclosures, this standard has not and will not have a material impact on our financial position, results of operations or cash flows. See Note 5 of our Notes to Condensed Consolidated Financial Statements for further discussion of derivative instruments and hedging activities.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The Statement provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. In February 2008, the FASB announced that it was deferring the effective date to fiscal years beginning after November 15, 2008 for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For these financial and non-financial assets and liabilities that are remeasured at least annually, this statement was effective for fiscal years beginning after November 15, 2007. Derivative instruments and hedging activities are carried at fair value. The adoption of SFAS No. 157 has not had a material impact on our financial position, results of operations or cash flows. See Note 6 of our Notes to Condensed Consolidated Financial Statements for further discussion of fair value measurements.
     In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (EITF 03-6-1). This Staff Position states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented shall be adjusted retrospectively to conform with the provisions of this Staff Position. We do not expect the adoption of this accounting guidance to have a material impact on our results of operations, financial position or earnings per share.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
     In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices and interest rates. The following discussion provides additional detail regarding our exposure to these risks.
Commodity Prices
     We are exposed to fluctuations in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and polyethylene. Given the historical volatility of certain commodity prices, this exposure can materially impact product costs. Historically, we have managed aluminum price changes by entering into fixed price contracts with our suppliers. As of March 31, 2009, we had $24.5 million in raw material purchase commitments through December 2009 for materials that will be used in the production process. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in product prices, our results would be materially and adversely affected.
Interest Rates
     As of March 31, 2009, we had $53.0 million of floating rate debt outstanding under our revolving facility. A hypothetical 100 basis-point change in the floating interest rate from the current level would result in a corresponding $0.5 million change in interest expense over a one-year period. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.
ITEM 4.   CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 14a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of March 31, 2009.
Changes in Internal Controls
     There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1A. RISK FACTORS
     You should carefully consider the risks described in our Annual Report on Form 10-K, for the year ended December 31, 2008, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.
ITEM 6. EXHIBITS
(a)     Exhibits:
10.01	Forbearance Agreement and Third Amendment to Second Amended and Restated Loan and Security Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s current Report on Form 8-K filed April 30, 2009 (File No. 1-10883))
31.01	Certification of Principal Executive Officer
31.02	Certification of Principal Financial Officer
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION
Date: May 13, 2009	By:	/s/ Robert J. Smith
Robert J. Smith
Senior Vice President and Chief Financial Officer (Principal Financial Officer)