Form 10-Q
period 2009-06-30
WABASH NATIONAL CORP /DE
filed 2009-08-05
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009 OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of common stock outstanding at August 4, 2009 was  31,243,590.

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,737	$29,766
Accounts receivable, net	17,994	37,925
Inventories	67,720	92,896
Prepaid expenses and other	3,670	5,307
Total current assets	96,121	165,894

PROPERTY, PLANT AND EQUIPMENT, net	115,789	122,035

INTANGIBLE ASSETS	27,509	29,089

OTHER ASSETS	13,699	14,956
	$253,118	$331,974

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$-	$80,008
Current portion of capital lease obligation	337	337
Accounts payable	33,744	42,798
Other accrued liabilities	38,613	45,449
Total current liabilities	72,694	168,592

LONG-TERM DEBT	62,331	-

CAPITAL LEASE OBLIGATION	4,637	4,803

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES	3,508	5,142

STOCKHOLDERS' EQUITY
Preferred stock, 25,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock 75,000,000 shares authorized, $0.01 par value, 30,328,154
and 29,842,945 shares issued and outstanding, respectively	331	324
Additional paid-in capital	354,511	352,137
Retained deficit	(218,250)	(172,031)
Accumulated other comprehensive income	(1,167)	(1,516)
Treasury stock at cost, 1,675,600 common shares	(25,477)	(25,477)
Total stockholders' equity	109,948	153,437
	$253,118	$331,974

See Notes to Condensed Consolidated Financial Statements

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

NET SALES	$86,206	$201,484	$164,143	$362,545

COST OF SALES	91,437	190,711	184,850	345,867

Gross profit	(5,231)	10,773	(20,707)	16,678

GENERAL AND ADMINISTRATIVE EXPENSES	8,515	10,457	17,173	21,956

SELLING EXPENSES	2,918	3,326	6,103	6,769

Loss from operations	(16,664)	(3,010)	(43,983)	(12,047)

OTHER INCOME (EXPENSE)
Interest expense	(1,306)	(1,021)	(2,311)	(2,195)
Gain on debt extinguishment	-	27	-	151
Other, net	34	(209)	89	(202)

Loss before income taxes	(17,936)	(4,213)	(46,205)	(14,293)

INCOME TAX (BENEFIT) EXPENSE	(1)	(1,010)	14	(4,703)

NET LOSS	$(17,935)	$(3,203)	$(46,219)	$(9,590)

COMMON STOCK DIVIDENDS DECLARED	$-	$0.045	$-	$0.09

BASIC NET LOSS PER SHARE	$(0.59)	$(0.11)	$(1.53)	$(0.32)

DILUTED NET LOSS PER SHARE	$(0.59)	$(0.11)	$(1.53)	$(0.32)

COMPREHENSIVE LOSS
Net loss	$(17,935)	$(3,203)	$(46,219)	$(9,590)
Reclassification adjustment for interest rate
swaps included in net income	231	-	231	-
Changes in fair value of derivatives (net of tax)	-	-	118	-
NET COMPREHENSIVE LOSS	$(17,704)	$(3,203)	$(45,870)	$(9,590)

See Notes to Condensed Consolidated Financial Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,219)	$(9,590)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	9,600	10,381
Net (gain) loss on the sale of assets	(7)	315
Gain on debt extinguishment	-	(151)
Deferred income taxes	-	(4,484)
Excess tax benefits from stock-based compensation	-	(5)
Stock-based compensation	2,138	2,170
Changes in operating assets and liabilities
Accounts receivable	19,931	19,743
Inventories	25,176	(20,139)
Prepaid expenses and other	1,637	1,452
Accounts payable and accrued liabilities	(16,373)	17,005
Other, net	135	(61)
Net cash (used in) provided by operating activities	(3,982)	16,636

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(628)	(3,746)
Proceeds from the sale of property, plant and equipment	7	47
Net cash used in investing activities	(621)	(3,699)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	81
Excess tax benefits from stock-based compensation	-	5
Borrowings under revolving credit facilities	86,118	82,184
Payments under revolving credit facilities	(103,795)	(28,184)
Payments under long-term debt obligations	-	(77,726)
Principal payments under capital lease obligations	(166)	-
Debt issuance costs paid	(583)	-
Common stock dividends paid	-	(2,744)
Net cash used in financing activities	(18,426)	(26,384)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,029)	(13,447)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,766	41,224
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,737	$27,777

See Notes to Condensed Consolidated Financial Statements

WABASH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           GENERAL

The condensed consolidated financial statements of Wabash National Corporation (the Company) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations and cash flows. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2008 Annual Report on Form 10-K.  Certain reclassifications have been made to prior periods to conform to the current year presentation.  These reclassifications had no effect on net income for the periods previously reported.  Note 1 to the Company’s consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K include a discussion of factors that raise substantial doubt about the Company’s ability to continue as a going concern.  The Company believes that the liquidity provided by the $35 million investment in the Company by Trailer Investments, LLC, on August 3, 2009, and the amendment and restatement of  the Company’s existing revolving credit facility effective on August 3, 2009, will be adequate to fund expected operating losses, working capital requirements and capital expenditures in 2009 and 2010, which is expected to be a period of economic uncertainty; therefore, the outstanding balances on the Company’s Revolving Facility have been classified as long term.  See Note 14 herein for further discussions related to these agreements.

2.           NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards CodificationTM ("Codification") and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  The statement establishes the Codification as the single official source of authoritative United States accounting and reporting standards for all non-governmental entities (other than guidance issued by the SEC).  The Codification changes the referencing and organization on financial standards and is effective for interim and annual periods ending on or after September 15, 2009.  The Company will begin applying the Codification to its disclosures in the third quarter of 2009.  As Codification is not intended to change the existing accounting guidance, its adoption will not have an impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. The statement establishes a general standard of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, SFAS No. 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  In addition, the Company shall disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The requirements of SFAS No. 165 were effective for interim and annual financial periods ending after June 15, 2009.  The Company evaluated its June 30, 2009 consolidated financial statements for subsequent events through August 5, 2009, the date the consolidated financial statements were issued.  See Note 14 for further discussion in regards to subsequent event activities.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. The statement requires enhanced disclosures for derivative and hedging activities, including information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and was adopted by the Company in the first quarter of 2009.   As SFAS No. 161 only requires enhanced disclosures, this standard has not had a material impact on the Company’s financial position, results of operations or cash flows.  See Note 5 for further discussion of derivative instruments and hedging activities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  The Statement provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities.  It does not expand the use of fair value measurement.  In February 2008, the FASB announced that it was deferring the effective date to fiscal years beginning after November 15, 2008 for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  For these financial and non-financial assets and liabilities that are remeasured at least annually, this statement was effective for fiscal years beginning after November 15, 2007.  Derivative instruments and hedging activities are carried at fair value.  The adoption of SFAS No. 157 has not had a material impact on the Company’s financial position, results of operations or cash flows.  See Note 6 for further discussion of fair value measurements.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (EITF 03-6-1). This Staff Position states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented shall be adjusted retrospectively to conform with the provisions of this Staff Position. The adoption of this accounting guidance has not had a material impact on the Company’s results of operations, financial position or earnings per share.

3.	INVENTORIES

Inventories are stated at lower of cost, determined on the first-in, first-out (FIFO) method, or market.  The cost of manufactured inventory includes raw material, labor and overhead.  Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Raw materials and components	$25,026	$23,758
Work in progress	2,844	373
Finished goods	27,476	48,997
Aftermarket parts	5,106	6,333
Used trailers	7,268	13,435
	$67,720	$92,896

4.	DEBT

In March 2007, the Company entered into a loan and security agreement (Revolving Facility) with its lenders.  As amended, the Revolving Facility had a capacity of $200 million, subject to a borrowing base, with a maturity date of March 6, 2012.  On April 1, 2009, events of default occurred under the Revolving Facility, which permitted the lenders to increase the interest on the outstanding principal by 2%, to cause an acceleration of the maturity of borrowings, to restrict advances, and to terminate the Revolving Facility.  The events of default under the Revolving Facility included: the Company’s failure to deliver audited financial statements for fiscal year 2008 by March 31, 2009; that the report of the Company’s independent registered public accounting firm accompanying the Company’s audited financial statements for fiscal year 2008 included an explanatory paragraph with respect to the Company’s ability to continue as a going concern; the Company’s failure to deliver prompt written notification of name changes of subsidiaries; the Company’s failure to have a minimum fixed charge coverage ratio of 1.1:1.0 when the available borrowing capacity under the Revolving Facility is below $30 million; and, the Company requesting loans under the Revolving Facility during the existence of a default or event of default under the Revolving Facility.  In accordance with the terms of the Revolving Facility, on April 1, 2009, the agent increased the interest on the outstanding principal under the Revolving Facility by 2% and implemented availability reserves that result in a reduction of the Company’s borrowing base under the Revolving Facility by $25 million.

On April 28, 2009, the Company entered into a Forbearance Agreement with the lenders under the Revolving Facility.  Pursuant to the Forbearance Agreement, the lenders agreed to refrain from accelerating maturity of the Revolving Facility due to specified existing or anticipated events of default, as described above, through the earlier of May 29, 2009 or the occurrence or existence of any event of default other than the existing or anticipated events of default.

On May 28, 2009, the Company entered into a First Amendment to Forbearance Agreement and Fourth Amendment to Second Amended and Restated Loan and Security Agreement (Amendment) with the lenders under the Revolving Facility.  Pursuant to the Amendment, the lenders agreed to continue to refrain from accelerating maturity of the Revolving Facility due to specified existing or anticipated events of default, as described above, through the earlier of July 31, 2009 or the occurrence or existence of any event of default other than the existing or anticipated events of default.  In addition to the extension of the forbearance period, the Amendment reduced the availability reserve to $17.5 million through July 31, 2009 and decreased the borrowing availability of eligible accounts receivable from 90% to 85%.

Pursuant to the terms of the Amendment, (i) the parties agreed to increase the applicable margin interest rate on the base rate portion of the revolving credit loans from 2.25% to 2.75% and on the LIBOR rate portion of the revolving credit loans from 3.75% to 4.25%, (ii) the Company agreed to provide the administrative agent under the Revolving Facility, by the third business day of each calendar week from and after May 28, 2009, a report setting forth a 13-week cash flow forecast for the Company as well as a comparison of the actual and projected cash flow statements for the immediately preceding calendar week, and (iii) on or before June 15, 2009, the Company agreed to deliver to the administrative agent a written report, in form and substance satisfactory to the administrative agent, updating the lenders on the status of its evaluation of strategic business alternatives.

On July 17, 2009, the Company entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Facility”) with its lenders, effective August 3, 2009, with a maturity date of August 3, 2012.  The Amended Facility has a capacity of $100 million, subject to a borrowing base, and borrowings outstanding totaled $25.5 million at August 3, 2009.  The lenders waived certain events of default that had occurred under the previous credit facility and waived the right to receive default interest during the time the events of default had continued.  See Note 14 for further discussion in regards to these negotiations and amendments.

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As discussed in Note 2, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161), during the first quarter of 2009.  SFAS No. 161 requires enhanced disclosures for derivative instruments and hedging activities.

During 2008, the Company entered into two-year interest rate swap agreements (Swaps) whereby the Company pays a fixed interest rate and receives a variable interest rate.  Under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, the Company had designated these Swaps as cash flow hedges in an effort to reduce its exposure to fluctuations in interest rates by converting a portion of its variable rate borrowings to a fixed rate for a specific period of time.  The effective portion of the change in the fair value of a derivative designated as a cash flow hedge is recorded in accumulated other comprehensive income (loss) (OCI) and is recognized in the statement of operations when the hedged item affects net income.  If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.  Any past or future changes in the derivative’s fair value, which will not be effective as an offset to the income effects of the item being hedged, are recognized currently in the income statement.

In April 2009, the Company and its counterparty mutually agreed to terminate the existing Swaps and settle based on the fair value of the Swap contracts of approximately $1.4 million.  These contracts were originally set to mature through October 2010.  The amounts paid or payable under the terms of these contracts are charged to interest expense over the designated hedge period and totaled $0.4 million in the first six months of 2009.  The amount of loss recorded in OCI as of June 30, 2009 that is expected to be reclassified to interest expense over the next twelve months is approximately $0.9 million. The cash flows from these contracts were recorded as operating activities in the consolidated statement of cash flows.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis (in thousands):

	June 30, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Interest rate derivatives	$-	$-	$-	$-	$-	$-	$-	$-

Liabilities
Interest rate derivatives	$-	$-	$-	$-	$-	$-	$1,516	$1,516

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model.  The following table presents a reconciliation of activity for such derivative contracts on a net basis (in thousands):

Six Months Ended
June 30, 2009
Balance at beginning of period	$(1,516)
Total unrealized gains included in other comprehensive income	118
Purchases, sales, issuances, and settlements	1,398
Transfers in and (or) out of Level 3	-
Balance at end of period	$-

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information for certain financial instruments.  The differences between the carrying amounts and the estimated fair values, using the methods and assumptions listed below, of the Company’s financial instruments at June 30, 2009, and December 31, 2008 were immaterial.

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable.  The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate fair value.

Debt.  The fair value of total borrowings is estimated based on current quoted market prices for similar issues or debt with the same maturities.  The interest rates on the Company’s bank borrowings under its Revolving Facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value.

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

The Company’s policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method.  The amount of compensation costs related to nonvested stock options and restricted stock not yet recognized was $14.7 million at June 30, 2009, for which the expense will be recognized through 2012.

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

Intellectual Property

In October 2006, the Company filed a patent infringement suit against Vanguard National Corporation (“Vanguard”) regarding Wabash National’s U.S. Patent Nos. 6,986,546 and 6,220,651 in the U.S. District Court for the Northern District of Indiana (Civil Action No. 4:06-cv-135).  The Company amended the Complaint in April 2007.  In May 2007, Vanguard filed its Answer to the Amended Complaint, along with Counterclaims seeking findings of non-infringement, invalidity, and unenforceability of the subject patents.  The Company filed a reply to Vanguard’s counterclaims in May 2007, denying any wrongdoing or merit to the allegations as set forth in the counterclaims.  The case has currently been stayed by agreement of the parties while the U.S. Patent and Trademark Office undertakes a reexamination of U.S. Patent Nos. 6,986,546.  It is unknown when the stay will be lifted.

The Company believes that the claims asserted by Vanguard are without merit and the Company intends to defend its position.  The Company believes that the resolution of this lawsuit and the reexamination proceedings will not have a material adverse effect on its financial position, liquidity or future results of operations; however, at this stage of the proceeding, no assurance can be given as to the ultimate outcome of the case.

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

In January 2006, the Company received a letter from the North Carolina Department of Environment and Natural Resources indicating that a site that the Company formerly owned near Charlotte, North Carolina has been included on the state's October 2005 Inactive Hazardous Waste Sites Priority List.  The letter states that the Company was being notified in fulfillment of the state's “statutory duty” to notify those who own and those who at present are known to be responsible for each Site on the Priority List.  No action is being requested from the Company at this time.  The Company does not expect that this designation will have a material adverse effect on its financial condition or results of operations.

10.	NET LOSS PER SHARE

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net loss per share is determined using net income as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic net loss per share
Net loss applicable to common stockholders	$(17,935)	$(3,203)	$(46,219)	$(9,590)
Dividends paid on unvested restricted shares	-	(36)	-	(66)
Net loss applicable to common stockholders excluding amounts applicable to unvested restricted shares	$(17,935)	$(3,239)	$(46,219)	$(9,656)

Weighted average common shares outstanding	30,198	29,927	30,127	29,903
Basic net loss per share	$(0.59)	$(0.11)	$(1.53)	$(0.32)

Diluted net loss per share
Net loss applicable to common stockholders	$(17,935)	$(3,203)	$(46,219)	$(9,590)
After-tax equivalent of interest on convertible notes	-	-	-	-
Diluted net loss applicable to common stockholders	$(17,935)	$(3,203)	$(46,219)	$(9,590)

Weighted average common shares outstanding	30,198	29,927	30,127	29,903
Dilutive stock options/shares	-	-	-	-
Convertible notes equivalent shares	-	-	-	-
Diluted weighted average common shares outstanding	30,198	29,927	30,127	29,903
Diluted net loss per share	$(0.59)	$(0.11)	$(1.53)	$(0.32)

Average diluted shares outstanding for the three and six month periods ending June 30, 2008 exclude the antidilutive effects of the Company’s Senior Convertible Notes (Convertible Notes) due August 1, 2008.  For the three and six month periods ending June 30, 2008, the after-tax equivalent of interest on Convertible Notes was $0.2 million and $0.7 million, respectively, and the Convertible Notes equivalent shares were 1.6 million and 3.2 million, respectively.  Diluted shares outstanding for the three and six month periods ending June 30, 2009 and 2008 exclude the antidilutive effects of potentially dilutive stock options and restricted stock totaling less than 0.1 million shares of common stock in both 2009 periods and 0.1 million shares of common stock in the 2008 periods.

For the three month periods ending June 30, 2009 and 2008, the computation of diluted earnings per share excludes options to purchase 2.2 million and 1.5 million shares of common stock, respectively, because the impact of these shares would have been antidilutive.  For the six month periods ending June 30, 2009 and 2008, the computation of diluted earnings per share excludes options to purchase 2.2 million and 1.7 million shares of common stock, respectively, because the impact of these shares would have been antidilutive.

11.	INCOME TAXES

The Company has experienced cumulative operating losses over the most recent three year period.  After considering these operating losses and other available evidence, both positive and negative, management determined that it was necessary to record a full valuation allowance against its deferred tax assets created during the quarter ending June 30, 2009.  As a result, effective income tax expense for the first six months of 2009 was less than $0.1 million.

The following table provides reconciliation of differences from the U.S. federal statutory rate of 35% (in thousands):

	Six Months Ended June 30,
	2009	2008
Pretax book loss	$(46,205)	$(14,293)

Federal tax expense at 35% statutory rate	(16,172)	(5,003)
State and local income taxes	(2,271)	(562)
Provision for valuation allowance for net operating losses - U.S. and state	17,619	610
Effect of non-deductible stock-based compensation	741	267
Other	97	(15)
Total income tax expense (benefit)	$14	$(4,703)

12.	PRODUCT WARRANTIES

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2009	2008
Balance as of January 1	$17,027	$17,246
Provision for warranties issued in current year	533	1,226
Additional provisions for pre-existing warranties	110	480
Payments	(1,365)	(2,388)
Balance as of June 30	$16,305	$16,564

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

Reportable segment information is as follows (in thousands):

		Retail and		Consolidated
	Manufacturing	Distribution	Eliminations	Totals
Three Months Ended June 30, 2009
Net sales
External customers	$68,007	$18,199	$-	$86,206
Intersegment sales	2,880	-	(2,880)	$-
Total net sales	$70,887	$18,199	$(2,880)	$86,206

(Loss) Income from operations	$(15,440)	$(1,308)	$84	$(16,664)
Assets	$380,390	$102,823	$(230,095)	$253,118

Three Months Ended June 30, 2008
Net sales
External customers	$160,655	$40,829	$-	$201,484
Intersegment sales	15,463	-	(15,463)	$-
Total net sales	$176,118	$40,829	$(15,463)	$201,484

(Loss) Income from operations	$(2,910)	$(383)	$283	$(3,010)
Assets	$566,272	$130,868	$(230,610)	$466,530

Six Months Ended June 30, 2009
Net sales
External customers	$125,261	$38,882	$-	$164,143
Intersegment sales	6,264	-	(6,264)	$-
Total net sales	$131,525	$38,882	$(6,264)	$164,143

(Loss) Income from operations	$(39,829)	$(4,289)	$135	$(43,983)
Assets	$380,390	$102,823	$(230,095)	$253,118

Six Months Ended June 30, 2008
Net sales
External customers	$293,363	$69,182	$-	$362,545
Intersegment sales	25,018	32	(25,050)	$-
Total net sales	$318,381	$69,214	$(25,050)	$362,545

(Loss) Income from operations	$(11,392)	$(1,386)	$731	$(12,047)
Assets	$566,272	$130,868	$(230,610)	$466,530

b.  Product Information

The Company offers products primarily in three general categories: new trailers, used trailers and parts and service.  Other sales include leasing and freight revenue.  The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	$	%	$	%	$	%	$	%
New trailers	68,711	79.7	175,448	87.1	128,975	78.6	314,235	86.7
Used trailers	5,926	6.9	10,906	5.4	11,433	7.0	18,463	5.1
Parts and service	11,414	13.2	14,402	7.1	23,327	14.2	27,526	7.6
Other	155	0.2	728	0.4	408	0.2	2,321	0.6
Total net sales	86,206	100.0	201,484	100.0	164,143	100.0	362,545	100.0

14.	SUBSEQUENT EVENT

On July 17, 2009, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Trailer Investments, LLC (“Trailer Investments”), an entity formed for this purpose by Lincolnshire Equity Fund III, L.P., a private equity investment fund managed by Lincolnshire Management, Inc., pursuant to which Trailer Investments invested $35 million in the Company on August 3, 2009.  Pursuant to the terms of the Securities Purchase Agreement, the Company issued to Trailer Investments three series of preferred stock and a warrant that is immediately exercisable at $0.01 per share for 24,762,636 newly issued shares of common stock representing 44.21% of the issued and outstanding common stock of the Company after giving effect to the issuance of the shares underlying the warrant, subject to upward adjustment to maintain that percentage if currently outstanding options are exercised.  The number of shares of common stock subject to the warrant is also subject to upward adjustment to an amount equivalent to 49.99% of the issued and outstanding common stock of the Company on the original issuance date after giving effect to the issuance of the shares underlying the warrant in specified circumstances where the Company loses its ability to utilize its net operating loss carryforwards, including as a result of a stockholder of the Company acquiring greater than 5% of the outstanding common stock of the Company. The warrant also contains customary anti-dilution adjustment features for stock splits and the like as well as future issuances of stock or derivative securities that have sale or exercise prices below the then current market price or $0.54.  The preferred stock is comprised of 20,000 shares of Series E redeemable preferred stock with an annual dividend rate of 15%, 5,000 shares of Series F redeemable preferred stock with an annual dividend rate of 16% and 10,000 shares of Series G redeemable preferred stock with an annual dividend rate of 18%, all at a purchase price of $1,000 per share.

Trailer Investments has the right to nominate five out of twelve members of the Company’s board of directors. Furthermore, Trailer Investments also has the following rights: rights to information delivery and access to information and management of the Company; veto rights over certain significant matters of the Company’s operations and business (including payments of dividends, issuance of securities of the Company, incurrence of indebtedness, liquidation and sale of assets, changes in the size of the Company’s board of directors, amendments of organizational documents of the Company and its subsidiaries and other material actions by the Company) subject to certain thresholds and limitations; right of first refusal to participate in any future private financings; and certain other customary rights granted to investors in similar transactions. The Company is also required to promptly file a registration statement to permit resale of the warrant shares to the maximum extent possible.

In addition, on July 17, 2009, the Company entered into the Amended Facility referenced in Note 4 above.  The Amended Facility amended and restated the Company’s current Revolving Facility, and became effective on August 3, 2009 upon the consummation of the investment contemplated by the Securities Purchase Agreement as described above.

The Amended Facility provides for borrowings of up to $100 million, subject to a borrowing base, a $12.5 million reserve and other discretionary reserves.  The interest rate on borrowings under the Amended Facility from the date of effectiveness through July 31, 2010 is LIBOR plus 4.25% or the prime rate of Bank of America, N.A. (the “Prime Rate”) plus 2.75%. After July 31, 2010, the interest rate is based upon average unused availability and will range between LIBOR plus 3.75% to 4.25% and the Prime Rate plus 2.25% to 2.75%. The Company is required to pay a monthly unused line fee equal to 0.375% times the average daily unused availability along with other customary fees and expenses of the agent and the lenders.  The lenders waived certain events of default that had occurred under the previous credit facility and waived the right to receive default interest during the time the events of default had continued.

As a result of the Securities Purchase Agreement and the Amended Facility, the Company’s liquidity, defined as cash on hand and available borrowing capacity, on August 3, 2009, the date of closing of the Securities Purchase Agreement, was approximately $42 million.  The Company believes that the liquidity provided by the security sales to Trailer Investments and the Amended Facility will be adequate to meet the Company’s expected operating losses, working capital needs and capital expenditures during 2009 and 2010, which is expected to be a period of economic uncertainty.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report of Wabash National Corporation (the Company, Wabash or we) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forward-looking statements” include, but are not limited to, statements regarding:

•	our business plan;

•	our expected revenues, income or loss and capital expenditures;

•	plans for future operations;

•	financing needs, plans and liquidity, including for working capital and capital expenditures;

•	our ability to achieve sustained profitability;

•	reliance on certain customers and corporate relationships;

•	availability and pricing of raw materials;

•	availability of capital;

•	dependence on industry trends;

•	the outcome of any pending litigation;

•	export sales and new markets;

•	engineering and manufacturing capabilities and capacity;

•	acceptance of new technology and products;

•	government regulation; and

•	assumptions relating to the foregoing.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
Net sales	100.0%		100.0%		100.0%		100.0%
Cost of sales	106.1		94.7		112.6		95.4
Gross profit	(6.1)		5.3		(12.6)		4.6

General and administrative expenses	9.9		5.2		10.5		6.1
Selling expenses	3.3		1.6		3.7		1.8
Loss from operations	(19.3)		(1.5)		(26.8)		(3.3)

Interest expense	(1.5)		(0.5)		(1.4)		(0.6)
Other, net	-		(0.1)		0.1		-
Loss before income taxes	(20.8)		(2.1)		(28.1)		(3.9)

Income tax benefit	-		(0.5)		0.1		(1.3)
Net loss	(20.8	) %	(1.6	) %	(28.2	) %	(2.6	) %

In the three and six month periods ended June 30, 2009, we recorded net sales of $86.2 million and $164.1 million, respectively, compared to $201.5 million and $362.5 million in the prior year periods as new trailer units declined 60.0% and 58.7% for the three and six month periods ending June 30, 2009, respectively, as compared to the prior year periods.  We continue to be affected by, and concerned with, the global economy, especially the credit markets, as well as the decline in the housing and construction-related markets in the U.S.  Gross profit margin was negative 6.1% in the second quarter of 2009 compared to 5.3% in the second quarter of 2008.  However, this represents an improvement of 13.8% in gross profit margin in the three month period ended June 30, 2009 from the three month period ended March 31, 2009, which was primarily as a result of our cost reduction initiatives, including a reduction in hourly headcount of over 800 employees and elimination of over 100 salaried positions, and an 18.5% improvement in new trailer volumes.  Gross profit margin versus the prior year period was negatively impacted by reduced volumes and higher raw material and component costs.  Operating income was positively impacted in the second quarter by a decrease in general and administrative and selling expenses compared to the 2008 period due to a reduction in headcount and salaries, employee related expenses and professional fees.  These expense reductions are primarily a result of our cost cutting initiatives and efforts to adjust our cost structure to match the current market demand.

Our management team continues to be focused on rightsizing our operations to match the current demand environment, implementing our cost savings initiatives, strengthening our capital structure, developing innovative products, improving earnings and selective product introductions that meet the needs of our customers.

As a recognized industry leader, we continue to focus on product innovation, lean manufacturing, strategic sourcing and workforce rationalization in order to strengthen our industry position and improve operating results.

Three Months Ended June 30, 2009

Net Sales

Net sales in the second quarter of 2009 decreased $115.3 million, or 57.2%, compared to the second quarter of 2008.  By business segment, net external sales and related units sold were as follows (dollars in millions):

	Three Months Ended June 30,
	2009	2008	% Change
Sales by segment
Manufacturing	$68.0	$160.7	(57.7)
Retail and distribution	18.2	40.8	(55.4)
Total	$86.2	$201.5	(57.2)

	(units)
New trailer units
Manufacturing	3,000	7,200	(58.3)
Retail and distribution	200	800	(75.0)
Total	3,200	8,000	(60.0)

Used trailer units	800	2,000	(60.0)

Manufacturing segment sales were $68.0 million in the second quarter of 2009, down $92.7 million, or 57.7%, compared to the second quarter of 2008.  The reduction in sales is due primarily to the continued weak market demand as new trailer sales volume decreased approximately 4,200 units, or 58.3%.  Average selling prices declined slightly in the second quarter of 2009 as compared to the prior year period due to customer and product mix.

Retail and distribution segment sales were $18.2 million in the second quarter of 2009, down $22.6 million, or 55.4% compared to the prior year second quarter. Weak market demand across all product lines yielded reduced volumes as compared to the previous year period.  New trailer sales decreased $15.5 million, or 79.2%, due to a 75.0% reduction in volumes and used trailer sales were down $5.0 million, or 45.7%, due to a 60.0% reduction in volumes.  The decreases in used trailer sales volume were partially offset by higher average selling prices as compared to the prior year period due to the mix of used trailers sold.  Parts and service sales were down $2.1 million, or 20.2%.

Cost of Sales

Cost of sales for the second quarter of 2009 was $91.4 million, a decrease of $99.3 million, or 52.1% compared to the second quarter of 2008.  As a percentage of net sales, cost of sales was 106.1% in the second quarter of 2009 compared to 94.7% in the second quarter of 2008.

Manufacturing segment cost of sales, as detailed in the following table, was $74.2 million for the second quarter of 2009, a decrease of $78.5 million, or 51.4%, compared to the 2008 period.  As a percentage of net sales, cost of sales was 109.1% in the second quarter of 2009 compared to 95.0% in the 2008 period.

	Three Months Ended June 30,
Manufacturing Segment	2009		2008
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$54.0	79.3%	$114.2	71.1%
Other Manufacturing Costs	20.2	29.8%	38.5	23.9%
	$74.2	109.1%	$152.7	95.0%

As shown in the table above, cost of sales is composed of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.  Material costs were 79.3% of net sales compared to 71.1% in the 2008 period.  The 8.2% increase results from increases in raw material commodity and component costs, primarily steel and aluminum that could not be offset by increases in selling prices.  In addition, our other manufacturing costs increased from 23.9% of net sales in the second quarter of 2008 to 29.8% in the 2009 period.  The 5.9% increase is primarily the result of the inability to reduce fixed costs in proportion to the 58.3% decrease in new trailer volumes.

Retail and distribution segment cost of sales was $17.3 million in the second quarter of 2009, a decrease of $21.0 million, or 54.8%, compared to the 2008 period.  As a percentage of net sales, cost of sales was 95.1% in the second quarter of 2009 compared to 93.9% in the 2008 period.  The 1.2% increase was primarily the result of a 12.6% increase in direct and indirect labor and overhead expenses due to the inability to reduce these costs in proportion to the 75.0% and 60.0% reductions in new and used trailer volumes, respectively.  This increase was offset by an 11.4% decrease in raw material cost as a percent of net sales due to continued pricing pressures for new and used trailers as well as an increase in parts and services activities as a percentage of the total segment’s net sales.

Gross Profit

Gross profit was negative $5.2 million in the second quarter of 2009, down $16.0 million from the prior year period. Gross profit as a percent of sales was negative 6.1% for the quarter compared to 5.3% for the same period in 2008.  Gross profit by segment was as follows (in millions):

	Three Months Ended June 30,
	2009	2008
Gross profit by segment
Manufacturing	$(6.2)	$8.0
Retail and distribution	0.9	2.5
Eliminations	0.1	0.3
Total gross profit	$(5.2)	$10.8

The manufacturing segment lost $6.2 million in gross profit in the second quarter of 2009 due to a 58.3% decline in new trailer volumes coupled with higher raw material and component part costs as compared to the prior year period.

Retail and distribution segment gross profit in the second quarter of 2009 was $0.9 million, a decrease of $1.6 million compared to the 2008 period.  Gross profit as a percentage of sales was 4.9% compared to 6.1% for the prior year period due to decreased trailer and parts and service volumes coupled with continued pricing pressures for new and used trailer sales.

General and Administrative Expenses

General and administrative expenses decreased $1.9 million, or 18.6%, to $8.5 million in the second quarter of 2009 compared to the prior year period.  This decrease was the result of our cost cutting initiatives to adjust our cost structure to match the current market demand, which resulted in a $1.4 million reduction in salaries and employee related costs due to headcount and base pay reductions made in the current year.

Selling Expenses

Selling expenses were $2.9 million in the second quarter of 2009, a decrease of $0.4 million, or 12.3%, compared to the prior year period.  This decrease was the result of our cost cutting initiatives to adjust our cost structure to match the current market demand, which resulted in a $0.3 million reduction in salaries and employee related costs due to both headcount and base pay reductions made in the current year.

Income Taxes

We have experienced cumulative operating losses over the most recent three year period.  After considering these operating losses and other available evidence, both positive and negative, we have recorded a full valuation allowance against our deferred tax assets created during the quarter ending June 30, 2009.  As a result, income tax benefit for the second quarter of 2009 was less than $0.1 million.

Six Months Ended June 30, 2009

Net Sales

Net sales for the first six months were $164.1 million, a decrease of $198.4 million, or 54.7%, compared to the 2008 period.  By business segment, net external sales and related units sold were as follows (dollars in millions):

	Six Months Ended June 30,
	2009	2008	% Change
Sales by segment
Manufacturing	$125.3	$293.3	(57.3)
Retail and distribution	38.8	69.2	(43.9)
Total	$164.1	$362.5	(54.7)

	(units)
New trailer units
Manufacturing	5,600	13,100	(57.3)
Retail and distribution	300	1,200	(75.0)
Total	5,900	14,300	(58.7)

Used trailer units	1,700	3,100	(45.2)

Manufacturing segment sales were $125.3 million for the first six months of 2009, down $168.0 million, or 57.3%, compared to the first six months of 2008.  The reduction in sales is due primarily to the continued weak market demand as new trailer sales decreased approximately 7,500 units, or 57.3%, as well as a slight decrease in average selling prices in the first six months of 2009 as compared to the prior year period due to customer and product mix.

Retail and distribution segment sales were $38.8 million in the first six months of 2009, down $30.4 million, or 43.9%, compared to the prior year period.  Weak market demand across all segment product lines yielded reduced volumes as compared to the previous year period.  New trailer sales decreased $20.4 million, or 66.2%, due to a 75.0% reduction in volumes and used trailer sales were down $7.0 million, or 38.1%, due to a 45.2% reduction in volumes.  The decreases in used trailer sales volume were partially offset by higher average selling prices as compared to the prior year period due to the mix of used trailers sold.  Parts and service sales were down $2.8 million, or 14.0%.

Cost of Sales

Cost of sales for the first six months of 2009 was $184.9 million, a decrease of $161.0 million, or 46.6% compared to the 2008 period.  As a percentage of net sales, cost of sales was 112.6% for the first six months of 2009 compared to 95.4% for the 2008 period.

Manufacturing segment cost of sales, as detailed in the following table, was $146.3 million for the first six months of 2009, a decrease of $135.6 million, or 48.1%, compared to the 2008 period.  As a percentage of net sales, cost of sales was 116.8% for the first six months of 2009 compared to 96.1% in the 2008 period.

	Six Months Ended June 30,
Manufacturing Segment	2009		2008
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$99.5	79.4%	$209.7	71.5%
Other Manufacturing Costs	46.8	37.4%	72.2	24.6%
	$146.3	116.8%	$281.9	96.1%

As shown in the table above, cost of sales is composed of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.  Material costs were 79.4% of net sales compared to 71.5% in the 2008 period.  The 7.9% increase results from increases in raw material commodity and component costs, primarily steel and aluminum, which could not be offset by increases in selling prices.  In addition, our other manufacturing costs increased from 24.6% of net sales in the first six months of 2008 to 37.4% in the 2009 period.  The 12.8% increase is primarily the result of the inability to reduce fixed costs in proportion to the 57.3% decrease in new trailer volumes.

Retail and distribution segment cost of sales was $38.7 million in the first six months of 2009, a decrease of $26.2 million, or 40.4%, compared to the 2008 period.  As a percentage of net sales, cost of sales was 99.4% in the first six months of 2009 compared to 93.7% in the 2008 period.  The 5.7% increase was primarily the result of a 12.9% increase in direct and indirect labor and overhead expenses due to the inability to reduce these costs in proportion to the 75.0% and 45.2% reductions in new and used trailer volumes, respectively.  This increase was offset by a 7.2% decrease in raw material cost as a percent of net sales due to continued pricing pressures for new and used trailers as well as an increase in parts and services activities as a percentage of the total segment.

Gross Profit

Gross profit for the first six months of 2009 was negative $20.7 million, a decrease of $37.4 million compared to the first six months of 2008.  Gross profit as a percent of sales was negative 12.6% compared to 4.6% for the same period in 2008.  Gross profit by segment was as follows (in millions):

	Six Months Ended June 30,
	2009	2008
Gross profit by segment
Manufacturing	$(21.1)	$11.6
Retail and distribution	0.3	4.4
Eliminations	0.1	0.7
Total gross profit	$(20.7)	$16.7

The manufacturing segment lost $21.1 million in gross profit in the first six months of 2009 due to a 57.3% decline in new trailer volumes coupled with higher raw material and component part costs as compared to the prior year period.

Retail and distribution segment gross profit was $0.3 million for the first six months of 2009, a decrease of $4.1 million compared to the 2008 period.  Gross profit as a percentage of sales was 0.8% compared to 6.4% for the prior year period due to decreased trailer and parts and service volumes coupled with continued pricing pressures for new trailer sales.

General and Administrative Expenses

General and administrative expenses decreased $4.8 million, or 21.8%, to $17.2 million in the first six months of 2009 compared to the prior year period.  This decrease was the result of our cost cutting initiatives to adjust our cost structure to match the current market demand, which resulted in a $2.6 million reduction in salaries and employee related costs due to headcount and base pay reductions made in the current year.

Selling Expenses

Selling expenses decreased $0.7 million, or 9.8%, to $6.1 million in the first six months of 2009 compared to the prior year period.  This decrease was the result of our cost cutting initiatives to adjust our cost structure to match the current market demand, which resulted in a $0.3 million reduction in salaries and employee related costs due to both headcount and base pay reductions made in the current year.

Income Taxes

We have experienced cumulative operating losses over the most recent three year period.  After considering these operating losses and other available evidence, both positive and negative, we determined that it was necessary to record a full valuation allowance against our deferred tax assets created during the six month period ending June 30, 2009.  As a result, effective income tax expense for the first six months of 2009 was less than $0.1 million compared to a benefit of $4.7 million for the prior year period.  The effective tax rate for the first six months of 2009 was effectively 0.0% compared to 32.9% for the prior year period.

Liquidity and Capital Resources

Capital Structure

In light of recent and ongoing economic conditions that have negatively impacted our operating results and caused instability in the capital markets, on July 17, 2009, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement’) with Trailer Investments, LLC (“Trailer Investments”), an entity formed for this purpose by Lincolnshire Equity Fund III, L.P., a private equity investment fund managed by Lincolnshire Management, Inc., pursuant to which on August 3, 2009 Trailer Investments invested $35 million in the Company for a combination of preferred stock and common stock warrants.  Concurrently with entering into the Securities Purchase Agreement, we entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Facility”) that amended and restated our current Revolving Facility.  The Amended Facility has a capacity of $100 million, subject to a borrowing base, and borrowings outstanding totaled $25.5 million at August 3, 2009, the effective date of the Amended Facility.  The maturity date of the Amended Facility is August 3, 2012.  In connection with the Amended Facility, the lenders waived certain events of default that had occurred under the previous credit facility and waived the right to receive default interest during the time the events of default had continued.  These agreements are more fully described in the Subsequent Event section below.

As of June 30, 2009, our debt to equity ratio was approximately 0.6:1.0.  The increase in our debt to equity ratio as compared to our ratio a year earlier is primarily due to the increase in our retained deficit resulting from losses incurred in 2008 and the first six months of 2009.  Our long-term objective is to generate operating cash flows sufficient to fund normal working capital requirements, to fund capital expenditures, to be positioned to take advantage of market opportunities and, subject to the limitations in our Amended Facility and the documents creating our preferred stock, to fund potential dividends or stock repurchases.  For 2009 we expect to fund operating losses, working capital requirements and capital expenditures through cash flows from operations as well as available borrowings under our Revolving Facility.

Cash Flow

Cash used in operating activities for the six months ended June 30, 2009 amounted to $4.0 million compared to $16.6 million provided by operating activities in the same period of 2008.  The change was primarily a result of a $33.1 million reduction in net income, adjusted for non-cash items, offset by a $12.5 million improvement in working capital.  Changes in key working capital accounts for the first six months of 2009 compared to the prior year period are summarized below (in millions):

	2009	2008	Change
Accounts receivable	$19.9	$19.7	$0.2
Inventories	25.2	(20.1)	45.3
Accounts payable and accrued liabilities	(16.4)	17.0	(33.4)

During 2009, accounts receivable decreased by $19.9 million as compared to a $19.7 million decrease in 2008. The decrease for 2009 was primarily a result of a reduction in sales volumes as reported within our Consolidated Statements of Operations coupled with an improvement in the timing of cash receipts from customers.  Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, improved to approximately 21 days in 2009 compared to 23 days in 2008.  Inventory decreased $25.2 million during 2009 compared to an increase of $20.1 million in 2008.  Inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately six times in both 2009 and 2008. The decrease in inventory for the 2009 period is due to lower new and used trailer inventories resulting from reduced demand as well as the continued improvements in our inventory management system.  Accounts payable and accrued liabilities decreased $16.4 million in 2009 compared to an increase of $17.0 million in 2008.  The decrease in the current year period was primarily due to lower production volumes.  Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 33 days for the 2009 period compared to 31 days for the same period last year.

Investing activities used $0.6 million during the first six months of 2009 compared to $3.7 million in the prior year period.  The decrease of $3.1 million from the prior year was due to limiting capital spending to required replacement projects and cost reduction initiatives.

Financing activities used $18.4 million during the first six months of 2009 for debt payments as payments were made on outstanding borrowings under the Revolving Facility. Dividend payments were suspended as of December 2008.

As of June 30, 2009, our liquidity position, defined as cash on hand and available borrowing capacity, net of availability reserves as established in our amended Forbearance Agreement, amounted to approximately $2.4 million and total debt and capital lease obligations amounted to approximately $67.3 million.  Our borrowing capacity has been adversely impacted by the events of default under our Revolving Facility and resulting actions of our lenders.

As a result of the August 3, 2009 investment and concurrent effectiveness of the Amended Facility, described in the Subsequent Event section below, we believe our liquidity is adequate to meet our expected operating losses, working capital needs and capital expenditures during this period of economic uncertainty.

In light of current uncertain market and economic conditions, we are aggressively managing our cost structure, capital expenditures and cash position.  In 2009, we have continued to implement various cost reduction actions that have substantially decreased our corporate overhead and operating costs to include:

•
salaried workforce headcount reductions of approximately 125 associates, including an additional 25 associates terminated subsequent to June 30, 2009, or 25%, bringing total salaried headcount reductions to over 40%, or approximately 225 associates, since the beginning of the industry downturn in early 2007;

•	a 16.75% reduction in base salary for Executive Officers;
•	a temporary reduction of 15% of annualized base salary for all remaining exempt-level salaried associates, combined with a reduction in the standard work week for most from 40 hours to 36 hours;
•	a temporary reduction in the standard paid work week from 40 hours to 36 hours for all non-exempt associates;
•	a temporary 5% reduction in hourly wages;
•	a temporary 16.7% reduction of director cash compensation;
•	a temporary suspension of the 401(k) company match;
•	the introduction of a voluntary unpaid layoff program with continuation of benefits; and
•	the continued close regulation of the work-day and headcount of hourly associates.

These actions are incremental to previous actions taken during this downturn.  Previous actions included idling of plants and assembly lines, consolidation and transformation initiatives at our Lafayette facility, salaried workforce reductions, reductions in total compensation awards to executives and other eligible participants, the suspension of any company match for non-qualified plan participants, as well as the suspension of our quarterly dividend.

Capital Expenditures

Capital spending amounted to approximately $0.6 million for the first six months of 2009 and is anticipated to be approximately $2.0 million in the aggregate for 2009. The spending for 2009 will be limited to required replacement projects and cost reduction initiatives in efforts to manage cash flows and enhance liquidity.

Off-Balance Sheet Transactions

As of June 30, 2009, we had approximately $3.0 million in operating lease commitments.  We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter.

Subsequent Event

On July 17, 2009, we entered into the Securities Purchase Agreement with Trailer Investments, pursuant to which Trailer Investments invested $35 million in the Company on August 3, 2009.  Pursuant to the terms of the Securities Purchase Agreement, we issued to Trailer Investments preferred stock comprising 20,000 shares of Series E redeemable preferred stock, 5,000 shares of Series F redeemable preferred stock, and 10,000 shares of Series G redeemable preferred stock, all at a purchase price of $1,000 per share.  We also issued to Trailer Investments a warrant that is immediately exercisable at $0.01 per share for 24,762,636 newly issued shares of common stock representing 44.21% of the issued and outstanding common stock of the Company after giving effect to the issuance of the shares underlying the warrant, subject to upward adjustment to maintain that percentage if currently outstanding options are exercised.  The number of shares of common stock subject to the warrant is also subject to upward adjustment to an amount equivalent to 49.99% of our issued and outstanding common stock on the original issuance date of the warrant after giving effect to the issuance of the shares underlying the warrant in specified circumstances where we loses our ability to utilize our net operating loss carryforwards, including as a result of a stockholder acquiring greater than 5% of our outstanding common stock. The warrant also contains customary anti-dilution adjustment features for stock splits and the like as well as future issuances of stock or derivative securities that have sale or exercise prices below the then current market price or $0.54.

Trailer Investments has the right to nominate five out of twelve members of our board of directors. Furthermore, Trailer Investments also has the following rights: rights to information delivery and access to information and our management team; veto rights over certain significant matters our operations and business (including payments of dividends, issuance of our securities, incurrence of indebtedness, liquidation and sale of assets, changes in the size of our board of directors, amendments of organizational documents of the Company and its subsidiaries and other material actions by the Company) subject to certain thresholds and limitations; right of first refusal to participate in any future private financings; and certain other customary rights granted to investors in similar transactions. We are also required to promptly file a registration statement to permit resale of the warrant shares to the maximum extent possible.

In addition, on July 17, 2009, we entered into the Amended Facility, as described above.  The Amended Facility amends and restates our current Revolving Facility, and became effective upon the consummation of the investment contemplated by the securities purchase agreement as described above.

The Amended Facility provides for borrowings of up to $100 million, subject to a borrowing base, a $12.5 million reserve and other discretionary reserves.  The interest rate on borrowings under the Amended Facility from the date of effectiveness through July 31, 2010 is LIBOR plus 4.25% or the prime rate of Bank of America, N.A. (the “Prime Rate”) plus 2.75%. After July 31, 2010, the interest rate is based upon average unused availability and will range between LIBOR plus 3.75% to 4.25% and the Prime Rate plus 2.25% to 2.75%. We are required to pay a monthly unused line fee equal 0.375% times the average daily unused availability along with other customary fees and expenses of the Agent and the lenders.  The lenders waived certain events of default that had occurred under the previous credit facility and waived the right to receive default interest during the time the events of default had continued.

Contractual Obligations and Commercial Commitments

We have included a summary of our Contractual Obligations and Commercial Commitments in our annual report on Form 10-K, for the year ended December 31, 2008.  With the exception of the changes to our Revolving Facility, as amended and discussed in Note 4 and Note 14 of the Condensed Consolidated Financial Statements, there have been no material changes to the summary provided in that report.

Backlog

Orders that have been confirmed by customers in writing and can be produced during the next 18 months are included in backlog. Orders that comprise the backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $128 million at June 30, 2009 compared to $110 million at December 31, 2008.  We expect to complete the majority of our existing backlog orders within the next 12 months.

OUTLOOK

We face significant uncertainty regarding the demand for trailers during the current economic environment.  According to the most recent A.C.T. Research Company, LLC (ACT) estimates, total trailer industry shipments for 2009 are expected to be down 48% from 2008 to approximately 76,000 units.  By product type, ACT is estimating that van trailer shipments will be down approximately 51% in 2009 compared to 2008.  ACT is forecasting that platform trailer shipments will decline approximately 39% and dump trailer shipments will fall approximately 40% in 2009.  For 2010, ACT estimates that shipments will grow approximately 76% to a total of 134,000 units.  The biggest concerns for 2009 relate to the global economy, especially credit markets, as well as the continued decline in housing and construction-related markets in the U.S.  Management’s expectation is that the trailer industry will remain challenging throughout 2009 and, as a result, we will incur net losses in 2009, which will further reduce our stockholders’ equity.

We believe we are well-positioned for long-term growth in the industry because: (1) our core customers are among the dominant participants in the trucking industry; (2) our DuraPlate® trailer continues to have increased market acceptance; (3) our focus is on developing solutions that reduce our customers’ trailer maintenance costs; and (4) we expect some expansion of our presence into the mid-market carriers.

Pricing will be difficult in 2009 due to weak demand and fierce competitive activity.  Raw material and component costs are expected to decline relative to their highs in the fourth quarter of 2008.  As has been our policy, we will endeavor to pass along raw material and component price increases to our customers.  We have a focus on continuing to develop innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition in order to return to profitability.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have included a summary of our Critical Accounting Policies and Estimates in our annual report on Form 10-K, for the year ended December 31, 2008.  There have been no material changes to the summary provided in that report.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards CodificationTM ("Codification") and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  The statement establishes the Codification as the single official source of authoritative United States accounting and reporting standards for all non-governmental entities (other than guidance issued by the SEC).  The Codification changes the referencing and organization on financial standards and is effective for interim and annual periods ending on or after September 15, 2009.  We will begin applying the Codification to our disclosures in the third quarter of 2009.  As Codification is not intended to change the existing accounting guidance, the adoption will not have an impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. The statement establishes a general standard of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, SFAS No. 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  In addition, an entity shall disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The requirements of SFAS No. 165 were effective for interim and annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 had no impact on our financial position, results of operations or cash flows as we already followed an approach similar to this statement prior to adoption.  We evaluated our June 30, 2009 consolidated financial statements for subsequent events through August 5, 2009, the date the consolidated financial statements were issued.  See Note 14 of our Notes to Condensed Consolidated Financial Statements for further discussion of subsequent event activities.

In March 2008, the (FASB) issued (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. The statement requires enhanced disclosures for derivative and hedging activities, including information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and was applicable to our financial statements beginning in the first quarter of 2009.  As SFAS No. 161 only requires enhanced disclosures, this standard has not and will not have a material impact on our financial position, results of operations or cash flows.  See Note 5 of our Notes to Condensed Consolidated Financial Statements for further discussion of derivative instruments and hedging activities.

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

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (EITF 03-6-1). This Staff Position states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented shall be adjusted retrospectively to conform with the provisions of this Staff Position. The adoption of this accounting guidance has not had a material impact on our results of operations, financial position or earnings per share.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices and interest rates.  The following discussion provides additional detail regarding our exposure to these risks.

Commodity Prices

We are exposed to fluctuations in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and polyethylene.  Given the historical volatility of certain commodity prices, this exposure can materially impact product costs.  Historically, we have managed aluminum price changes by entering into fixed price contracts with our suppliers.  As of June 30, 2009, we had $15.5 million in raw material purchase commitments through December 2009 for materials that will be used in the production process.  We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order.  To the extent that we are unable to offset the increased commodity costs in product prices, our results would be materially and adversely affected.

Interest Rates

As of June 30, 2009, we had $62.3 million of floating rate debt outstanding under our revolving facility.  A hypothetical 100 basis-point change in the floating interest rate from the current level would result in a corresponding $0.6 million change in interest expense over a one-year period.  This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 14a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of June 30, 2009.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K, for the year ended December 31, 2008, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities.  In addition, the following risk factors are provided to supplement and update the Risk Factors previously disclosed in the Risk Factors section of our Annual Report on Form 10-K.  Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

In connection with our issuance of preferred stock and the common stock warrant to Trailer Investments, we granted certain rights to the holders of our preferred stock and the common stock warrant that may allow these holders to exert significant control over our operations, and they may have different interests than our other stockholders.

In connection with the issuance of the preferred stock and the common stock warrant in our transaction with Trailer Investments, we entered into an investor rights agreement that gives certain rights to the holders of the preferred stock and the warrant, including, in certain circumstances, the shares of common stock underlying the warrant.  Together with the terms of the preferred stock, the investor rights agreement gives these holders the following rights: rights to information delivery and access to information and management of the Company; veto rights over certain significant aspects of our operations and business (including payments of dividends, issuance of our securities, incurrence of indebtedness, liquidation and sale of assets, changes in the size of our board of directors, amendments of our organizational documents and its subsidiaries and other material actions by us) subject to certain thresholds and limitations; right of first refusal to participate in any future private financings; and certain other customary rights granted to investors in similar transactions.  The terms of the Investor Rights Agreement also give the holders of the warrant rights to nominate five of twelve members of our board of directors.

As a result of the rights granted to the preferred stockholders and the warrant holders, including the right to nominate members of the board, the holders of these securities may be able to exert significant control over our capital structure, future financings and operations, among other things.  Furthermore, to the extent that the warrant is exercised in full, the warrant holder would own greater than 44% of our outstanding common stock, which would give the warrant holder the ability to significantly influence the outcome of any matter that is put to a vote of our common stockholders.  Trailer Investments currently holds all of our outstanding preferred stock and the entire warrant, meaning it controls all of the rights discussed above, and its interests may be different than those of our common stockholders.  Trailer Investments also has the ability, subject to specified limitations, to transfer the preferred stock, warrant and warrant shares to a person or persons who could exercise some of these rights.

Certain provisions of the terms of our preferred stock, taken together with the potential voting power of the common stock warrant, may discourage third parties from seeking to acquire us.

Certain provisions of the documents governing our preferred stock may discourage third parties from seeking to acquire the Company.  In particular, in the event of a change of control, our preferred stock has a mandatory redemption feature requiring us to offer to redeem the preferred stock at a significant premium to the original price at which it was sold.  As a result, this could discourage third parties from seeking to acquire us because any premium to our current common stock equity value would need to take into account the premium on our preferred stock.  This means that to offer the holders of our common stock a premium, a third party would have to pay an amount significantly in excess of the current value of our common stock.  Furthermore, because the common stock warrant is exercisable for a significant percentage of our common stock, the warrant holder would have the ability to exercise significant control over whether a change of control requiring the vote of our stockholders was approved by exercising the warrant.  As a result of the redemption premium on our preferred stock and the potential voting influence of the warrant holders, third parties may be deterred from any proposed business combination or change of control transaction and stockholders who desire to participate in such a transaction in the future may not have the opportunity to do so.

A future ownership change could result in a limitation on the use of our net operating losses.

As of June 30, 2009, we had approximately $137 million of remaining U.S. federal income tax net operating loss carryforwards (“NOLs”), which will expire in 2022 if unused.  Our NOLs, including any future NOLs that may arise, are subject to limitations on use under the Internal Revenue Service rules, including Section 382 of the Internal Revenue Code of 1986, as revised.  Section 382 limits the ability of a company to utilize NOLs in the event of an ownership change.  We would undergo an ownership change if, among other things, the stockholders, or group of stockholders, who own or have owned, directly or indirectly, 5% or more of the value of our stock or are otherwise treated as 5% stockholders under Section 382 and the regulations promulgated thereunder increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of our stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change.  Because of the issuance of the warrant in our transaction with Trailer Investments, there is an increased risk that we will undergo an ownership change in the future.  For example, the acquisition of greater than 5% of our stock by an individual or entity that does not currently hold greater than 5% of our stock would likely cause an ownership change for purposes of Section 382.

In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs and certain recognized built-in losses. The limitation imposed by Section 382 for any post-change year would be determined by multiplying the value of our stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate in effect at the time of the ownership change. Any unused annual limitation may be carried over to later years, and the limitation may under certain circumstances be increased by built-in gains that may be present in assets held by us at the time of the ownership change that are recognized in the five-year period after the ownership change.  It is expected that any loss of our NOLs would cause our effective tax rate to go up significantly when we return to profitability.

In addition, if we lose our ability to utilize our NOLs as a result of an ownership change, the warrant that we issued to Trailer Investments will increase to a greater percentage of our outstanding common stock, causing further dilution to our other stockholders.

Requirements to pay future cash dividends on our preferred stock and our debt service and debt covenant requirements could impair our financial condition and adversely affect our ability to operate and grow our business.

We are required to pay quarterly dividends at a set rate per annum on our preferred stock, provided that during the first two years the preferred stock is outstanding dividends may accrue. We also remain subject to certain payments and debt covenants under our amended and restated revolving credit facility.  Our payment requirements and indebtedness could adversely affect our ability to operate our business and could have an adverse impact on our stockholders, including:

•	our ability to obtain additional financing in the future may be impaired;

•	after a two-year accrual period, a portion of our cash flow from operations must be dedicated to the payment of dividends on the preferred stock, which reduces the funds available to us;

•
the amended and restated credit facility contains restrictive covenants that may impact our ability to operate and any failure to comply with them may result in an event of default, which could have a material adverse effect on us;

•	our dividend payments and debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and the industry;

•	our payment obligations could place us at a competitive disadvantage to competitors who have fewer requirements relative to their overall capital structures; and

•
our ability to pay cash dividends to the holders of our common stock is significantly restricted by the terms of our preferred stock and the terms of our amended and restated revolving credit facility, and no such dividends are contemplated for the foreseeable future.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 14, 2009, at which time the stockholders of Wabash National Corporation voted on and approved the following proposals:

Proposal 1 – To elect seven members of the Board of Directors of the Company

NOMINEES	FOR	AGAINST	ABSTAIN
Richard J. Giromini	28,551,077	343,077	27,182
Martin C. Jischke	24,122,183	4,789,758	9,395
James D. Kelly	28,599,798	289,219	32,319
Stephanie K. Kushner	28,583,007	306,228	32,101
Larry J. Magee	28,605,082	282,729	33,525
Scott K. Sorensen	28,570,427	319,142	31,767
Ronald L. Stewart	28,145,154	745,863	30,319

Proposal 2 –	To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009

FOR	AGAINST	ABSTAIN
28,704,474	176,783	40,079

ITEM 6.	EXHIBITS

(a)	Exhibits:
3.01
Certificate of Designations, Preferences and Rights of Series E Redeemable Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2009 (File No. 1-10883))

3.02
Certificate of Designations, Preferences and Rights of Series F Redeemable Preferred Stock (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 4, 2009 (File No. 1-10883))

3.03
Certificate of Designations, Preferences and Rights of Series G Redeemable Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on August 4, 2009 (File No. 1-10883))

3.04
Amendment to the Amended and Restated Bylaws of the Company, as amended (Incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed on August 4, 2009 (File No. 1-10883))

4.1
Amendment No. 1 dated July 17, 2009, to the Rights Agreement, dated as of December 28, 2005, between Wabash and National City Bank, as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 20, 2009 (File No. 1-10883))

10.01
Forbearance Agreement and Third Amendment to Second Amended and Restated Loan and Security Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2009 (File No. 1-10883))

10.02
First Amendment to Forbearance Agreement and Fourth Amendment to Second Amended and Restated Loan and Security Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2009 (File No. 1-10883))

10.03
Securities Purchase Agreement dated as of July 17, 2009, by and between Wabash National Corporation and Trailer Investments, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 20, 2009 (File No. 1-10883))

10.04
Third Amended and Restated Loan and Security Agreement, by and among the Company, Bank of America, N.A., as a Lender and as an Agent, and other Lenders parties thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 20, 2009 (File No. 1-10883))

10.05
Investor Rights Agreement dated as of August 3, 2009 by and between the Company and Trailer Investments, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2009 (File No. 1-10883))

10.06	Warrant to Purchase Shares of Common Stock (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 4, 2009 (File No. 1-10883))
10.07	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 4, 2009 (File No. 1-10883))
31.01	Certification of Principal Executive Officer
31.02	Certification of Principal Financial Officer
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: August 5, 2009	By:	/s/ Robert J. Smith
Robert J. Smith
Senior Vice President and Chief Financial Officer (Principal Financial Officer)