Form 10-K/A
period 2008-12-31
WABASH NATIONAL CORP /DE
filed 2009-08-14
CIK 879526

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

Explanatory Note
This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) is an amendment to the Registrant‘s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on April 14, 2009 (“Original Filing”).
This Form 10-K/A contains amendments to Item 1, Item 7 and Item 8 of the Original Filing. This amendment does not reflect events occurring after the Original Filing and speaks only as of the date of the Original Filing. Because a number of material events have occurred since the date of the Original filings, investors are urged to read the reports filed by the Company with the Securities and Exchange Commission since the date of the Original Filing.

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
Raw Materials
We utilize a variety of raw materials and components including steel, plastic, aluminum, lumber, tires and suspensions, which we purchase from a limited number of suppliers. Costs of raw materials and component parts represented approximately 74% and 72% of our 2008 and 2007 consolidated net sales, respectively. Significant price fluctuations or shortages in raw materials or finished components has had, and could have further, adverse affects on our results of operations. In 2009 and for the foreseeable future, we expect that the raw materials used in the greatest quantity will be steel, aluminum, plastic and wood. Our component suppliers have advised us that they have adequate capacity to meet our current and expected demands during 2009. In 2009, we expect there to be continued price volatility for our primary commodity raw materials of aluminum, steel and plastic. Our Harrison, Arkansas laminated hardwood floor facility provides the majority of our requirements for trailer floors.
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
Cost of Sales
Cost of Sales in 2008 was $815.3 million, a decrease of $195.5 million, or 19.3%, compared to 2007. As a percentage of net sales, cost of sales was 97.5% in 2008 compared with 91.7% in 2007.
Manufacturing segment cost of sales was $680.4 million in 2008, a decrease of $189.6 million, or 21.8%, compared to 2007. As a percentage of net sales, cost of sales was 98.0% in 2008 compared to 91.3% in 2007. Cost of sales for our manufacturing business segment for the years ending December 31, 2008 and 2007 were as follows (dollars in millions):

	2008		2007

Manufacturing Segment		% of Rev		% of Rev
Material Costs	$517.9	74.6%	$669.5	70.3%
Other Manufacturing Costs	162.5	23.4%	200.5	21.0%

Total Cost of Sales	$680.4	98.0%	$870.0	91.3%

As summarized above, cost of sales is composed of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses including direct and indirect labor, outbound freight and overhead expenses. Material costs were 74.6% of net sales compared to 70.3% in 2007. The 4.3% increase results from increases in raw material commodity and component costs, primarily steel and aluminum that could not be offset by increases in selling prices. In addition, our other manufacturing costs increased from 21.0% of net sales in 2007 to 23.4% in 2008. The 2.4% increase is primarily the result of the inability to reduce the fixed cost component in proportion to the 29.0% decrease in new trailer volumes.
Retail and distribution segment cost of sales was $135.9 million in 2008, a decrease of $4.4 million, or 3.1% compared to 2007. As a percentage of net sales, cost of sales was 95.7% in 2008 compared to 93.7% in 2007. The increase in the percentage was primarily the result of a 2.1% increase in raw material costs as a percentage of net sales due to pricing pressures on used trailers and reduced sales on higher margin parts and services activities.
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
General and Administrative Expenses
General and administrative expenses were $44.1 million in 2008, a decrease of $5.4 million, or 10.9%, compared to the prior year. The decrease was partially the result of our cost cutting initiatives and efforts to adjust our cost structure to match the current market demand, which resulted in professional services expenses being reduced by $4.3 million as a result of litigation settlements and information technology costs and lowered salaries and employee related costs resulting from reductions in headcount of $0.4 million, net of severance costs.
Selling Expenses
Selling expenses were $14.3 million in 2008, a decrease of $1.5 million, or 9.2%, compared to the prior year. The decrease was partially the result of our cost cutting initiatives and efforts to adjust our cost structure to match the current market demand resulting in lower salaries and other employee related costs resulting from reductions in headcount of $0.5 million, net of severance costs, and reductions in advertising and promotional activities of $0.7 million.
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
General and Administrative Expenses
General and administrative expenses decreased $1.6 million to $49.5 million in 2007. The decrease was largely due to a reduction in salaries and other employee-related costs resulting from reductions in headcount which was slightly offset by $0.4 million for increases in bad debt reserves related to collectibility of amounts due from our Canadian dealer and $0.3 million net increase in professional services relating to litigation settlements and information technology costs.
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

Cash Flow
Cash provided by operating activities for 2008 amounted to $30.7 million compared to $59.3 million in 2007. The change was primarily a result of a $31.2 million improvement in working capital offset by a $59.8 million reduction in net income, adjusted for non-cash items. Changes in key working capital accounts are summarized below:

(In millions)	2008	2007	Change

Accounts receivable	$30.8	$41.7	$(10.9)
Inventories	20.2	20.0	0.2
Accounts payable and accrued liabilities	(5.7)	(48.5)	42.8
During 2008, accounts receivable decreased by $30.8 million as compared to a $41.7 million decrease in 2007. The decrease for 2008 was primarily a result of the reduction in sales volumes as reported within our Consolidated Statements of Operations coupled with an improvement in the timing of cash receipts from customers. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, improved to approximately 16 days in 2008 compared to 25 days in 2007 due to a favorable mix of customer payment terms within the most recent quarter as compared to the previous year. Inventory decreased $20.2 million during 2008 compared to a decrease of $20.0 million in 2007. The 2008 decrease is due to lower new trailer inventories resulting from reduced demand, as previously discussed, and the continued improvements in our inventory management system offset by increases resulting from higher cost of raw material commodities and component costs realized during the latter portion of 2008. Inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately seven times in both 2008 and 2007. Accounts payable and accrued liabilities decreased $5.7 million in 2008 compared to a decrease of $48.5 million in 2007. The 2007 decrease was primarily due to reduced raw material levels, improved inventory management and lower production volumes. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 16 days in 2008 compared to 15 days in 2007.
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

Scheduled payments for our Revolving Facility exclude interest payments as rates are variable. Borrowings under the Revolving Facility bear interest at a variable rate based on the London Interbank Offer Rate (LIBOR) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. The applicable margin for borrowings under the Amendment ranges from 0.00% to 0.75% for base rate borrowings and 1.25% to 2.25% for LIBOR borrowings, subject to adjustment based on the average availability under the Revolving Facility. As a result of the events of default on April 1, 2009 described in Note 1 of the Consolidated Financial Statements, the agent has increased the interest on the outstanding principal under the Revolving Facility by 2% and all outstanding amounts are reported as current debt obligations.
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
e.  Used Trailer Trade Commitments and Residual Value Guarantees
The Company has commitments with certain customers to accept used trailers on trade for new trailer purchases. These commitments arise in the normal course of business related to future new trailer orders at the time a new trailer order is placed by the customer. The Company acquired used trailers of approximately $20.7 million, $21.0 million and $36.9 million in 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, the Company had approximately $4.9 million and $23.8 million, respectively, of outstanding trade commitments. On occasion, the amount of the trade allowance provided for in the used trailer commitments, or cost, may exceed the net realizable value of the underlying used trailer. In these instances, the Company’s policy is to recognize the loss related to these commitments at the time the new trailer revenue is recognized. Net realizable value of used trailers is measured considering market sales data for comparable types of trailers. The net realizable value of the used trailers subject to the remaining outstanding trade commitments was estimated by the Company to be approximately $4.8 million and $23.0 million as of December 31, 2008 and 2007, respectively.
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
j.  Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred, while expenditures that extend the useful life of an asset are capitalized. Depreciation is recorded using the straight-line method over the estimated useful lives of the depreciable assets. The estimated useful lives are up to 33 years for buildings and building improvements and range from three to ten years for machinery and equipment. Depreciation expense, which is recorded in Cost of Sales and General and Administrative Expenses in the Consolidated Statements of Operations, as appropriate, on property, plant and equipment was $15.3 million, $13.1 million and $12.8 million for 2008, 2007 and 2006, respectively. In July 2008, the Company entered into a non-cash capital lease obligation for its manufacturing facility in Cadiz, Kentucky totaling $5.3 million. As of December 31, 2008, the assets related to this facility were recorded within Property, Plant and Equipment in the Condensed Consolidated Balance Sheet for the amount of $5.3 million, net of less than $0.1 million of accumulated depreciation.
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
n.  Long-Lived Assets
Long-lived assets, consisting primarily of intangible assets and property, plant and equipment, are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever facts and circumstances indicate that the carrying amount may not be recoverable. Specifically, this process involves comparing an asset’s carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life. If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations. Fair value is determined based upon discounted cash flows or appraisals as appropriate. During the fourth quarter of 2008, the Company noted indicators of potential impairment on its long-lived assets and, therefore, conducted an analysis in accordance with SFAS No. 144. The Company’s analysis indicated that the estimated future undiscounted cash flows exceeded the carrying value of its long-lived assets as of December 31, 2008, and no impairment was recognized.
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

PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)		Financial Statements: The Company has included all required financial statements in Item 8 of this Form 10-K. The financial statement schedules have been omitted as they are not applicable or the required information is included in the Notes to the consolidated financial statements.
(b)		Exhibits: The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:
2.01		Stock Purchase Agreement by and among the Company, Transcraft Corporation and Transcraft Investment Partners, L.P. dated as of March 3, 2006(12)
3.01		Certificate of Incorporation of the Company(1)
3.02		Certificate of Designations of Series D Junior Participating Preferred Stock(10)
3.03		Amended and Restated By-laws of the Company as amended(19)
4.01		Specimen Stock Certificate(2)
4.02		Rights Agreement between the Company and National City Bank as Rights Agent dated December 28, 2005(11)
10.01	#	1992 Stock Option Plan(1)
10.02	#	2000 Stock Option Plan(3)
10.03	#	Executive Employment Agreement dated June 28, 2002 between the Company and Richard J. Giromini(4)
10.04	#	Non-qualified Stock Option Agreement dated July 15, 2002 between the Company and Richard J. Giromini(4)
10.05	#	Non-qualified Stock Option Agreement between the Company and William P. Greubel(4)
10.06		Asset Purchase Agreement dated July 22, 2003(5)
10.07		Amendment No. 1 to the Asset Purchase Agreement dated September 19, 2003(5)
10.08	#	2004 Stock Incentive Plan(6)
10.09	#	Form of Associate Stock Option Agreements under the 2004 Stock Incentive Plan(7)
10.10	#	Form of Associate Restricted Stock Agreements under the 2004 Stock Incentive Plan(7)
10.11	#	Form of Executive Stock Option Agreements under the 2004 Stock Incentive Plan(7)
10.12	#	Form of Executive Restricted Stock Agreements under the 2004 Stock Incentive Plan(7)
10.13	#	Restricted Stock Unit Agreement between the Company and William P. Greubel dated March 7, 2005(8)
10.14	#	Stock Option Agreement between the Company and William P. Greubel dated March 7, 2005(8)
10.15	#	Corporate Plan for Retirement — Executive Plan(9)
10.16	#	Change in Control Policy(15)
10.17	#	Executive Severance Policy(15)
10.18	#	Form of Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan(13)
10.19	#	Form of Restricted Stock Agreement under the 2004 Stock Incentive Plan(13)
10.20	#	Form of CEO and President Restricted Stock Agreement under the 2004 Stock Incentive Plan(13)
10.21	#	Form of Stock Option Agreement under the 2004 Stock Incentive Plan(13)
10.22	#	Form of CEO and President Stock Option Agreement under the 2004 Stock Incentive Plan(13)
10.23	#	Executive Director Agreement dated January 1, 2007 between the Company and William P. Greubel(14)
10.24	#	Amendment to Executive Employment Agreement dated January 1, 2007 between the Company and Richard J. Giromini(14)
10.25	#	Form of Non-Qualified Stock Option Agreement under the 2007 Omnibus Incentive Plan(15)
10.26	#	Form of Restricted Stock Agreement under the 2007 Omnibus Incentive Plan(15)
10.27		Amendment No. 1 to Second Amendment and Restated Loan and Security Agreement dated March 6, 2007(16)
10.28		Amendment No. 2 to Second Amendment and Restated Loan and Security Agreement dated March 6, 2007(17)
10.29		Second Amended and Restated Loan and Security Agreement dated March 6, 2007(18)
10.30	#	2007 Omnibus Incentive Plan, as amended(19)
21.00		List of Significant Subsidiaries(20)
23.01		Consent of Ernst & Young LLP(21)
31.01		Certification of Principal Executive Officer(21)
31.02		Certification of Principal Financial Officer(21)

32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)(21)

#	Management contract or compensatory plan.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-42810) or the Registrant’s Registration Statement on Form 8-A filed December 6, 1995 (item 3.02 and 4.02)

(2)	Incorporated by reference to the Registrant’s registration statement Form S-3 (Registration No. 333-27317) filed on May 16, 1997

(3)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2001 (File No. 1-10883)

(4)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (File No. 1-10883)

(5)	Incorporated by reference to the Registrant’s Form 8-K filed on September 29, 2003 (File No. 1-10883)

(6)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 1-10883)

(7)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 (File No. 1-10883)

(8)	Incorporated by reference to the Registrant’s Form 8-K filed on March 11, 2005 (File No. 1-10883)

(9)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2005 (File No. 1-10883)

(10)	Incorporated by reference to the Registrant’s Form 8-K filed on December 28, 2005 (File No. 1-10883)

(11)	Incorporated by reference to the Registrant’s registration statement on Form 8-A12B filed on December 28, 2005 (File No. 1-10883)

(12)	Incorporated by reference to the Registrant’s Form 8-K filed on March 8, 2006 (File No. 1-10883)

(13)	Incorporated by reference to the Registrant’s Form 8-K filed on May 18, 2006 (File No. 1-10883)

(14)	Incorporated by reference to the Registrant’s Form 8-K filed on January 8, 2007 (File No. 1-10883)

(15)	Incorporated by reference to the Registrant’s Form 8-K filed on May 24, 2007 (File No. 1-10883)

(16)	Incorporated by reference to the Registrant’s Form 8-K on September 26, 2007 (File No. 1-10883)

(17)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2008 (File No. 1-10883)

(18)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2006 (File No. 1-10883)

(19)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2007 (File No. 1-10883)

(20)	Previously filed on the Registrant’s Form 10-K originally filed on April 14, 2009
(21)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.
WABASH NATIONAL CORPORATION

August 14, 2009	By:	/s/ Robert J. Smith

Robert J. Smith
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

23.01	Consent of Ernst & Young LLP

31.01	Certification of Principal Executive Officer

31.02	Certification of Principal Financial Officer

32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)