Form 10-Q
period 2009-09-30
WABASH NATIONAL CORP /DE
filed 2009-11-04
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009 OR
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
Large accelerated filer☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of common stock outstanding at October 30, 2009 was 31,201,125.

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,798	$29,766
Accounts receivable, net	22,854	37,925
Inventories	59,507	92,896
Prepaid expenses and other	3,222	5,307
Total current assets	88,381	165,894

PROPERTY, PLANT AND EQUIPMENT, net	112,333	122,035

INTANGIBLE ASSETS	26,730	29,089

OTHER ASSETS	13,053	14,956
	$240,497	$331,974
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$-	$80,008
Current portion of capital lease obligation	337	337
Accounts payable	34,720	42,798
Other accrued liabilities	35,711	45,449
Warrant	67,208	-
Total current liabilities	137,976	168,592

LONG-TERM DEBT	30,069	-

CAPITAL LEASE OBLIGATION	4,553	4,803

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES	4,115	5,142

PREFERRED STOCK, net of discount, 25,000,000 shares authorized, $0.01 par value, 35,000 and 0 shares issued and outstanding, respectively
Series E, 20,000 and 0 shares issued and outstanding	10,694	-
Series F, 5,000 and 0 shares issued and outstanding	2,773	-
Series G, 10,000 and 0 shares issued and outstanding	5,937	-

STOCKHOLDERS' EQUITY
Common stock 75,000,000 shares authorized, $0.01 par value, 30,331,970 and 29,842,945 shares issued and outstanding, respectively	331	324
Additional paid-in capital	355,276	352,137
Retained deficit	(285,750)	(172,031)
Accumulated other comprehensive income	-	(1,516)
Treasury stock at cost, 1,675,600 common shares	(25,477)	(25,477)
Total stockholders' equity	44,380	153,437
	$240,497	$331,974

See Notes to Condensed Consolidated Financial Statements

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

NET SALES	$88,324	$242,953	$252,467	$605,498

COST OF SALES	88,645	233,965	273,495	579,832

Gross profit	(321)	8,988	(21,028)	25,666

GENERAL AND ADMINISTRATIVE EXPENSES	7,320	10,060	24,493	32,016

SELLING EXPENSES	2,566	3,420	8,669	10,189

Loss from operations	(10,207)	(4,492)	(54,190)	(16,539)

OTHER INCOME (EXPENSE)
Increase in fair value of warrant	(53,983)	-	(53,983)	-
Interest expense	(1,148)	(1,154)	(3,459)	(3,349)
(Loss) Gain on debt extinguishment	(303)	-	(303)	151
Other, net	(818)	28	(729)	(174)

Loss before income taxes	(66,459)	(5,618)	(112,664)	(19,911)

INCOME TAX BENEFIT	(55)	(1,288)	(41)	(5,991)

NET LOSS	(66,404)	(4,330)	(112,623)	(13,920)

PREFERRED STOCK DIVIDENDS	1,096	-	1,096	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(67,500)	$(4,330)	$(113,719)	$(13,920)

COMMON STOCK DIVIDENDS DECLARED	$-	$0.045	$-	$0.135

BASIC AND DILUTED NET LOSS PER SHARE	$(2.23)	$(0.15)	$(3.77)	$(0.47)

COMPREHENSIVE LOSS
Net loss	$(66,404)	$(4,330)	$(112,623)	$(13,920)
Reclassification adjustment for interest rate swaps included in net loss	1,167	-	1,398	-
Changes in fair value of derivatives (net of tax)	-	(140)	118	(140)
NET COMPREHENSIVE LOSS	$(65,237)	$(4,470)	$(111,107)	$(14,060)

See Notes to Condensed Consolidated Financial Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(112,623)	$(13,920)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	14,432	15,535
Net loss on the sale of assets	5	236
Loss (Gain) on debt extinguishment	303	(151)
Increase in fair value of warrant	53,983	-
Deferred income taxes	-	(5,849)
Excess tax benefits from stock-based compensation	-	(6)
Stock-based compensation	2,906	3,452
Changes in operating assets and liabilities
Accounts receivable	15,071	(7,104)
Inventories	33,389	(19,716)
Prepaid expenses and other	2,084	2,028
Accounts payable and accrued liabilities	(17,020)	33,705
Other, net	(76)	85
Net cash (used in) provided by operating activities	(7,546)	8,295

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(669)	(8,037)
Proceeds from the sale of property, plant and equipment	125	131
Net cash used in investing activities	(544)	(7,906)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	97
Excess tax benefits from stock-based compensation	-	6
Borrowings under revolving credit facilities	179,018	139,250
Payments under revolving credit facilities	(228,957)	(60,250)
Payments under long-term debt obligations	-	(104,133)
Principal payments under capital lease obligations	(250)	(107)
Proceeds from issuance of preferred stock and warrant	35,000	-
Debt issuance costs paid	(1,275)	(4)
Preferred stock issuance costs paid	(2,414)	-
Common stock dividends paid	-	(4,127)
Net cash used in financing activities	(18,878)	(29,268)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,968)	(28,879)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,766	41,224
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,798	$12,345

See Notes to Condensed Consolidated Financial Statements

WABASH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

The condensed consolidated financial statements of Wabash National Corporation (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations and cash flows. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2008 Annual Report on Form 10-K/A.  Note 1 to the Company’s consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K/A include a discussion of factors that raise substantial doubt about the Company’s ability to continue as a going concern.  The Company believes that the liquidity provided by the $35 million investment in the Company by Trailer Investments, LLC, on August 3, 2009, and the amendment and restatement of  the Company’s existing revolving credit facility effective on August 3, 2009, will be adequate to fund expected operating losses, working capital requirements and capital expenditures in 2009 and 2010, which is expected to be a period of economic uncertainty; therefore, the outstanding balances on the Company’s Revolving Facility have been classified as long term.  Additionally, the warrant, which is classified as a current liability, contains a put option for cash in the event of a specific default.  If cash settlement of the warrant is required, it would have a material adverse impact on the Company’s liquidity.  See Notes 4 and 5 herein for further discussions related to these agreements.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued a Statement on Accounting Standards Codification.  The Statement establishes the Codification as the single official source of authoritative United States accounting and reporting standards for all non-governmental entities (other than guidance issued by the Securities Exchange Commission (the “SEC”)).  The Codification changes the referencing and organization on financial standards and is effective for interim and annual periods ending on or after September 15, 2009.  The Company began applying the Codification to its disclosures in the third quarter of 2009.  As Codification is not intended to change the existing accounting guidance, its adoption has not had an impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued a Statement on Subsequent Events.  The Statement establishes a general standard of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, the Statement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  In addition, the Company shall disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  The requirements of the Statement were effective for interim and annual financial periods ending after June 15, 2009.  The Company evaluated its September 30, 2009 consolidated financial statements for subsequent events through the time of filing on November 4, 2009, which is the date that the Company’s consolidated financial statements were filed with the SEC.  See Note 14 for further discussion in regards to subsequent event activities.

In March 2008, the FASB issued a Statement on Derivative Instruments and Hedging Activities.  The Statement requires enhanced disclosures for derivative and hedging activities, including information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This Statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and was adopted by the Company in the first quarter of 2009.  As the Statement only requires enhanced disclosures, it has not had a material impact on the Company’s financial position, results of operations or cash flows.  See Note 6 for further discussion of derivative instruments and hedging activities.

In September 2006, the FASB issued a Statement on Fair Value Measurements.  The Statement provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities.  It does not expand the use of fair value measurement.  In February 2008, the FASB announced that it was deferring the effective date to fiscal years beginning after November 15, 2008 for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  For these financial and non-financial assets and liabilities that are remeasured at least annually, this statement was effective for fiscal years beginning after November 15, 2007.  Derivative instruments and hedging activities are carried at fair value.  The adoption of this Statement has not had a material impact on the Company’s financial position, results of operations or cash flows.  See Note 7 for further discussion of fair value measurements.

In June 2008, the FASB issued a Statement on Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  The Statement identifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of this Statement.  While the Company’s computations of earnings per share have been retrospectively restated, the adoption of this Statement did not have a material impact on the Company’s results of operations, financial position or earnings per share for any period presented.

3.	INVENTORIES

Inventories are stated at lower of cost, determined on the first-in, first-out (FIFO) method, or market.  The cost of manufactured inventory includes raw material, labor and overhead.  Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Raw materials and components	$20,600	$23,758
Work in progress	3,176	373
Finished goods	25,830	48,997
Aftermarket parts	4,432	6,333
Used trailers	5,469	13,435
	$59,507	$92,896

4.	DEBT

In March 2007, the Company entered into a loan and security agreement (the “Revolving Facility”) with its lenders.  As amended, the Revolving Facility had a capacity of $200 million, subject to a borrowing base, with a maturity date of March 6, 2012.  On April 1, 2009, events of default occurred under the Revolving Facility, which permitted the lenders to increase the interest on the outstanding principal by 2%, to cause an acceleration of the maturity of borrowings, to restrict advances, and to terminate the Revolving Facility.  The events of default under the Revolving Facility included: the Company’s failure to deliver audited financial statements for fiscal year 2008 by March 31, 2009; that the report of the Company’s independent registered public accounting firm accompanying the Company’s audited financial statements for fiscal year 2008 included an explanatory paragraph with respect to the Company’s ability to continue as a going concern; the Company’s failure to deliver prompt written notification of name changes of subsidiaries; the Company’s failure to have a minimum fixed charge coverage ratio of 1.1:1.0 when the available borrowing capacity under the Revolving Facility is below $30 million; and, the Company requesting loans under the Revolving Facility during the existence of a default or event of default under the Revolving Facility.  In accordance with the terms of the Revolving Facility, on April 1, 2009, the agent increased the interest on the outstanding principal under the Revolving Facility by 2% and implemented availability reserves that result in a reduction of the Company’s borrowing base under the Revolving Facility by $25 million.

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

On July 17, 2009, the Company entered into the Third Amended and Restated Loan and Security Agreement with its lenders, effective August 3, 2009 (the "Amended Facility"), with a maturity date of August 3, 2012.  The Amended Facility has a capacity of $100 million, subject to a borrowing base, a $12.5 million reserve and other discretionary reserves.  The lenders waived certain events of default that had occurred under the previous credit facility and waived the right to receive default interest during the time the events of default had continued.  The interest rate on borrowings under the Amended Facility from the date of effectiveness through July 31, 2010 is LIBOR plus 4.25% or the prime rate of Bank of America, N.A. (the “Prime Rate”) plus 2.75%. After July 31, 2010, the interest rate is based upon average unused availability and will range between LIBOR plus 3.75% to 4.25% and the Prime Rate plus 2.25% to 2.75%. The Company is required to pay a monthly unused line fee equal to 0.375% times the average daily unused availability along with other customary fees and expenses of the agent and the lenders.

5.	ISSUANCE OF PREFERRED STOCK AND WARRANT

On July 17, 2009, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Trailer Investments, LLC (“Trailer Investments”) pursuant to which Trailer Investments purchased 20,000 shares of Series E redeemable preferred stock (“Series E Preferred”), 5,000 shares of Series F redeemable preferred stock (“Series F Preferred”), and 10,000 shares of Series G redeemable preferred stock (“Series G Preferred”, and together with the Series E Preferred and the Series F Preferred, the “Preferred Stock”) for an aggregate purchase price of $35.0 million.  Trailer Investments also received a warrant that is exercisable at $0.01 per share for 24,762,636 newly issued shares of the Company’s common stock representing, on August 3, 2009, the date the warrant was delivered, 44.21% of the Company’s issued and outstanding common stock after giving effect to the issuance of the shares underlying the warrant, subject to upward adjustment to  maintain that percentage if currently outstanding options are exercised. The number of shares of common stock subject to the warrant is also subject to upward adjustment to an amount equivalent to 49.99% of the issued and outstanding common stock of the Company outstanding immediately after the closing after giving effect to the issuance of the shares underlying the warrant in specified circumstances where the Company loses its ability to utilize its net operating loss carryforwards, including as a result of a stockholder of the Company acquiring greater than 5% of the outstanding common stock of the Company.  Of the aggregate amount of $35.0 million received, approximately $13.2 million was attributed to the warrant and $21.8 million was attributed to the preferred stock based on the estimated fair values of these instruments as of the agreement date.  The difference between the initial value and the liquidation value of the Preferred Stock, including issuance costs of approximately $2.5 million, will be accreted as preferred stock dividends over a period of five years using the effective interest method.

The Series E Preferred, Series F Preferred and Series G Preferred pay an annual dividend rate of 15%, 16% and 18%, respectively.  The dividend on each series of Preferred Stock is payable quarterly and subject to increase by 0.5% every quarter if the applicable series of Preferred Stock is still outstanding after August 3, 2014.  During the first two years following the issuance of the Preferred Stock, the Company may elect to accrue these dividends unpaid.  The Preferred Stock also provides the holders with certain rights including an increase in the dividend rate upon the occurrence of any event of noncompliance.

The Company may at any time after one year from the date of issuance redeem all or any portion of the Preferred Stock at a liquidation value of $1,000 per share plus any accrued and unpaid dividends plus a premium adjustment ranging between 15% and 20% if redemption occurs before August 3, 2014.  The premium for early redemption would be applied to the sum of the liquidation value and any accrued and unpaid dividends.

Upon occurrence of a change of control of the Company (as defined in the Certificates of Designation for the Preferred Stock, including if more than 50% of the voting power is transferred or acquired by any person other than Trailer Investments and its affiliates unless Trailer Investments or its affiliates acquire the Company), the Preferred Stock becomes immediately redeemable at the election of the holder at a premium of 200% of the sum of the liquidation price plus all accrued and unpaid dividends for the Series E Preferred and Series F Preferred and a premium of 225% for the Series G Preferred.  The change of control provisions for the Preferred Stock are subject to a look-back provision, whereby if the shares of Preferred Stock are redeemed pursuant to the voluntary redemption provisions within 12 months prior to the occurrence of a change of control, the Company would still have to pay the additional amount to the holders of the Preferred Stock that was redeemed so that such holders would receive the aggregate payments equal to the change of control redemption amounts.

The warrant contains several conditions, including, among other things, an upward adjustment of shares upon the occurrence of certain contingent events and an option by the holder to settle the warrant for cash in event of a specific default.  These provisions result in the classification of the warrant as a liability that is adjusted to fair value at each balance sheet date.

The warrant liability was recorded initially at fair value with subsequent changes in fair value reflected in earnings.  Estimating fair value of the warrant requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the warrant with related changes in internal and external market factors.  In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock, which has a high historical volatility.  Since the warrant is initially and subsequently carried at fair value, the Company’s Statements of Operations will reflect the volatility in these estimate and assumption changes.  The fair value of the warrant was estimated using a binomial valuation model.

6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

 As discussed in Note 2, the Company adopted the provisions of a Statement issued by the FASB on Derivative Instruments and Hedging Activities during the first quarter of 2009.  The Statement requires enhanced disclosures for derivative instruments and hedging activities.

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

In April 2009, the Company and its counterparty mutually agreed to terminate the existing Swaps and settle based on the fair value of the Swap contracts of approximately $1.4 million.  These contracts were originally set to mature through October 2010.  The total amounts paid or payable under the terms of these contracts have been charged to interest or other expense and totaled $1.6 million in the first nine months of 2009.  As of September 30, 2009, there was no amount of loss remaining in OCI as the forecasted transaction is considered no longer probable. The cash flows from these contracts were recorded as operating activities in the consolidated statement of cash flows.

7.	FAIR VALUE MEASUREMENTS

As discussed in Note 2, in September 2006, the FASB issued a Statement on Fair Value Measurements, which addresses aspects of expanding the application of fair value accounting. The Company adopted the provisions of this Statement as of the beginning of the 2008 fiscal year as it relates to recurring financial assets and liabilities. As of the beginning of the 2009 fiscal year, the Company adopted the provisions of this Statement as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities.

This FASB statement establishes a three-level valuation hierarchy for fair value measurements.  These valuation techniques are based upon the transparency of inputs (observable and unobservable) to the valuation of an asset or liability as of the measurement date.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs create the following fair value hierarchy:

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis (in thousands):

	September 30, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Warrant	$-	$67,208	$-	$-	$-	$-	$-	$-
Interest rate derivatives	-	-	-	-	-	-	1,516	1,516
Total	$-	$67,208	$-	$-	$-	$-	$1,516	$1,516

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model.  The following table presents a reconciliation of activity for such derivative contracts on a net basis (in thousands):

Nine Months Ended
September 30, 2009
Balance at beginning of period	$(1,516)
Total unrealized gains included in other
comprehensive income	118
Purchases, sales, issuances, and settlements	1,398
Transfers in and (or) out of Level 3	-
Balance at end of period	$-

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable reported in the Condensed Consolidated Balance Sheets approximate fair value.

The fair value of total borrowings is estimated based on current quoted market prices for similar issues or debt with the same maturities.  The interest rates on the Company’s bank borrowings under its Revolving Facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value.

8.	STOCK-BASED COMPENSATION

The Company recognizes all share-based payments to employees, including grants of employee stock options, in the financial statements based upon their fair value.  The Company uses a binomial valuation model, which incorporates various assumptions including volatility, expected life, dividend yield and risk-free interest rates, to value new stock option awards it grants.  The expected life and volatility assumptions are based on the Company’s historical experience as well as the terms and conditions of stock option awards granted to employees.

The Company’s policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method.  The amount of compensation costs related to nonvested stock options and restricted stock not yet recognized was $9.6 million at September 30, 2009, for which the expense will be recognized through 2012.

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

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net loss per share is determined using net loss applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss applicable to common stockholders	$(67,500)	$(4,330)	$(113,719)	$(13,920)
Dividends paid on unvested restricted shares	-	(34)	-	(100)
Net loss applicable to common stockholders excluding amounts
applicable to unvested restricted shares, basic and diluted	$(67,500)	$(4,364)	$(113,719)	$(14,020)

Basic and diluted weighted average common shares
outstanding	30,331	29,993	30,196	29,933
Basic and diluted net loss per share	$(2.23)	$(0.15)	$(3.77)	$(0.47)

The computation of diluted net loss per share for the three and nine month periods ending September 30, 2008 excludes the after-tax equivalent of interest on the Company’s Senior Convertible Notes (Convertible Notes) of $0.1 million and $0.8 million, respectively.  Average diluted shares outstanding for the three and nine month periods ending September 30, 2009 and 2008 also exclude the antidilutive effects of the following potential common shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Convertible Notes equivalent shares	-	472	-	2,281
Stock options and restricted stock	-	125	11	107
Redeemable warrants	20,333	-	6,852	-
Options to purchase common shares	2,143	1,502	2,164	1,618

11.	INCOME TAXES

The Company has experienced cumulative operating losses over the most recent three year period.  After considering these operating losses and other available evidence, both positive and negative, management determined that it was necessary to record a full valuation allowance against its deferred tax assets created during the quarter and year to date periods ended September 30, 2009.  As a result, the effective income tax benefit for the first nine months of 2009 was less than $0.1 million.

The following table provides reconciliation of differences from the U.S. federal statutory rate of 35% (in thousands):

	Nine Months Ended September 30,
	2009	2008
Pretax book loss	$(112,664)	$(19,911)

Federal tax expense at 35% statutory rate	(39,432)	(6,969)
State and local income taxes	(5,621)	(724)
Provision for valuation allowance for net operating
losses - U.S. and state	22,873	786
Foreign Taxes	-	94
Benefit of liquidation of Canadian subsidiary, net
of reserves	-	(361)
Effect of non-deductible adjustment to FMV of warrants	21,593	-
Effect of non-deductible stock-based compensation	755	269
Other	(209)	914
Total income tax expense (benefit)	$(41)	$(5,991)

As of September 30, 2009, the Company had approximately $152 million of remaining U.S. federal income tax net operating loss carryforwards (“NOLs”), which will expire in 2022 if unused.  The Company’s NOLs, including any future NOLs that may arise, are subject to limitations on use under the Internal Revenue Service rules, including Section 382 of the Internal Revenue Code of 1986, as revised.  Section 382 limits the ability of a company to utilize NOLs in the event of an ownership change.  The Company would undergo an ownership change if, among other things, the stockholders, or group of stockholders, who own or have owned, directly or indirectly, 5% or more of the value of the Company’s stock or are otherwise treated as 5% stockholders under Section 382 and the regulations promulgated thereunder increase their aggregate percentage ownership of the Company’s stock by more than 50 percentage points over the lowest percentage of its stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change.

In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs and certain recognized built-in losses. The limitation imposed by Section 382 for any post-change year would be determined by multiplying the value of our stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate in effect at the time of the ownership change. Any unused annual limitation may be carried over to later years, and the limitation may under certain circumstances be increased by built-in gains that may be present in assets held by us at the time of the ownership change that are recognized in the five-year period after the ownership change.  It is expected that any loss of the Company’s NOLs would cause its effective tax rate to go up significantly when we return to profitability.

Accordingly, the Company undertook a study to ensure that the change in ownership related to the issuance of the warrant did not result in a Section 382 limitation during the third quarter of 2009 and believes that such a limitation was not triggered.  However, there can be no assurance that a subsequent change in ownership, as defined by the Section 382 guidelines, may trigger this limitation.

12.	PRODUCT WARRANTIES

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2009	2008
Balance as of January 1	$17,027	$17,246
Provision for warranties issued in current year	861	2,250
Additional provisions for pre-existing warranties	82	635
Payments	(1,979)	(3,320)
Balance as of September 30	$15,991	$16,811

The Company offers a limited warranty for its products.  With respect to Company products manufactured prior to 2005, the limited warranty coverage period is five years.  Beginning in 2005, the coverage period for DuraPlate® trailer panels was extended to ten years, with all other products remaining at five years.  The Company passes component manufacturers’ warranties on to its customers.  The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.

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

Reportable segment information is as follows (in thousands):

		Retail and		Consolidated
	Manufacturing	Distribution	Eliminations	Totals
Three Months Ended September 30, 2009
Net sales
External customers	$71,914	$16,410	$-	$88,324
Intersegment sales	3,457	-	(3,457)	$-
Total net sales	$75,371	$16,410	$(3,457)	$88,324

(Loss) Income from operations	$(8,284)	$(1,961)	$38	$(10,207)
Assets	$370,935	$99,714	$(230,152)	$240,497

Three Months Ended September 30, 2008
Net sales
External customers	$199,838	$43,115	$-	$242,953
Intersegment sales	17,819	-	(17,819)	$-
Total net sales	$217,657	$43,115	$(17,819)	$242,953

(Loss) Income from operations	$(3,221)	$(1,381)	$110	$(4,492)
Assets	$582,014	$131,377	$(230,500)	$482,891

Nine Months Ended September 30, 2009
Net sales
External customers	$197,175	$55,292	$-	$252,467
Intersegment sales	9,721	-	(9,721)	$-
Total net sales	$206,896	$55,292	$(9,721)	$252,467

(Loss) Income from operations	$(48,113)	$(6,250)	$173	$(54,190)
Assets	$370,935	$99,714	$(230,152)	$240,497

Nine Months Ended September 30, 2008
Net sales
External customers	$493,201	$112,297	$-	$605,498
Intersegment sales	42,837	32	(42,869)	$-
Total net sales	$536,038	$112,329	$(42,869)	$605,498

(Loss) Income from operations	$(14,613)	$(2,767)	$841	$(16,539)
Assets	$582,014	$131,377	$(230,500)	$482,891

b.  Product Information

The Company offers products primarily in three general categories: new trailers, used trailers and parts, service and other.  The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	$	%	$	%	$	%	$	%
New trailers	72,802	82.4	215,978	88.9	201,777	79.9	530,213	87.6
Used trailers	4,097	4.6	11,097	4.6	15,530	6.2	29,560	4.9
Parts, service and other	11,425	13.0	15,878	6.5	35,160	13.9	45,725	7.5
Total net sales	88,324	100.0	242,953	100.0	252,467	100.0	605,498	100.0

14.	SUBSEQUENT EVENT

In accordance with the Statement issued by the FASB on Subsequent Events, the Company's management has evaluated subsequent events through the time of filing on November 4, 2009, which is the date that the Company's condensed consolidated financial statements were filed with the SEC.

On November 3, 2009, the Company announced the sale of its Anna, Illinois production facility.  The Company also announced that it will consolidate the production of all Transcraft® product lines to its production facility located in Cadiz, Kentucky, a facility currently used to produce the Company’s aluminum platform and dump trailer product lines.  The sale of the Anna facility will complete the consolidation process of the Company’s platform business.  This consolidation initiative is intended to optimize the production process and assist in further reducing the Company’s overhead cost structure.  Production at the Anna facility is expected to cease during the first half of 2010 at which time the new production lines at the Cadiz facility are expected to be fully operational.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report of Wabash National Corporation (the “Company”, “Wabash” or “we”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forward-looking statements” include, but are not limited to, statements regarding:

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

Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report.  Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed in “Item 1A. Risk Factors” in our Form 10-K/A for the year ended December 31, 2008 and elsewhere herein, including, but not limited to, Item 1A of Part II hereof. Each forward-looking statement contained in this Quarterly Report reflects our management’s view only as of the date on which that forward-looking statement was made. We are not obligated to update forward-looking statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Net sales	100.0%		100.0%		100.0%		100.0%
Cost of sales	100.4		96.3		108.3		95.8
Gross profit	(0.4)		3.7		(8.3)		4.2

General and administrative expenses	8.3		4.1		9.7		5.3
Selling expenses	2.9		1.4		3.5		1.6
Loss from operations	(11.6)		(1.8)		(21.5)		(2.7)

Increase in fair value of warrant	(61.1)		-		(21.4)		-
Interest expense	(1.3)		(0.5)		(1.4)		(0.6)
Other, net	(1.2)		-		(0.3)		-
Loss before income taxes	(75.2)		(2.3)		(44.6)		(3.3)

Income tax benefit	-		(0.5)		-		(1.0)
Net loss	(75.2	) %	(1.8	) %	(44.6	) %	(2.3	) %

In the three and nine month periods ended September 30, 2009, we recorded net sales of $88.3 million and $252.5 million, respectively, compared to $243.0 million and $605.5 million in the prior year periods as sales of new trailer units declined 62.9% and 60.4% for the three and nine month periods ending September 30, 2009, respectively, as compared to the prior year periods.  We continue to be affected by, and concerned with, the global economy, especially the credit markets, as well as the decline in the housing and construction-related markets in the U.S.  Gross profit margin was negative 0.4% in the third quarter of 2009 compared to 3.7% in the third quarter of 2008.  Gross profit margin versus the prior year period was negatively impacted by a 62.9% reduction in new trailer volumes.  Third quarter 2009 gross profit margin of negative 0.4% represents an improvement of 5.7% in gross profit margin in the three month period ended September 30, 2009 as compared to the three month period ended June 30, 2009, which was primarily a result of a 12.5% increase in new trailer volumes as well as our continued cost reduction initiatives, including the full quarter’s impact of reductions to hourly and salaried headcount as well as wage and base salary reductions.  Operating income was positively impacted in the third quarter by a decrease in general and administrative and selling expenses compared to the 2008 period due to a reduction in headcount and salaries, employee related expenses and other various controllable cost reductions.  These expense reductions are primarily a result of our cost cutting initiatives and efforts to adjust our cost structure to match the current market demand.  Included in other income and expense is a $54.0 million non-cash charge relating to the fair value adjustment of our warrant issued to Trailer Investments, LLC (“Trailer Investments”) as a part of the Securities Purchase Agreement entered into on July 17, 2009.

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

Three Months Ended September 30, 2009

Net Sales

Net sales in the third quarter of 2009 decreased $154.7 million, or 63.7%, compared to the third quarter of 2008.  By business segment, net external sales and related units sold were as follows (dollars in millions):

	Three Months Ended September 30,
	2009	2008	% Change
Sales by segment
Manufacturing	$71.9	$199.9	(64.0)
Retail and distribution	16.4	43.1	(61.9)
Total	$88.3	$243.0	(63.7)

	(units)
New trailer units
Manufacturing	3,500	8,800	(60.2)
Retail and distribution	100	900	(88.9)
Total	3,600	9,700	(62.9)

Used trailer units	800	2,200	(63.6)

Manufacturing segment sales were $71.9 million in the third quarter of 2009, down $128.0 million, or 64.0%, compared to the third quarter of 2008.  The reduction in sales is due primarily to the continued weak market demand as new trailer sales volume decreased approximately 5,300 units, or 60.2%.  Average selling prices declined slightly in the third quarter of 2009 as compared to the prior year period due to customer and product mix.

Retail and distribution segment sales were $16.4 million in the third quarter of 2009, down $26.7 million, or 61.9% compared to the prior year third quarter. Weak market demand across all product lines yielded reduced volumes as compared to the previous year period. New trailer sales decreased $18.9 million, or 82.6%, due to an 88.9% reduction in volumes. Used trailer sales were down $7.0 million, or 63.1%, primarily due to a 63.6% reduction in volumes. Parts and service sales were down $0.8 million, or 8.6%.

Cost of Sales

Cost of sales for the third quarter of 2009 was $88.6 million, a decrease of $145.3 million, or 62.1% compared to the third quarter of 2008. As a percentage of net sales, cost of sales was 100.4% in the third quarter of 2009 compared to 96.3% in the third quarter of 2008.

Manufacturing segment cost of sales, as detailed in the following table, was $72.3 million for the third quarter of 2009, a decrease of $120.2 million, or 62.4%, compared to the 2008 period.  As a percentage of net sales, cost of sales was 100.6% in the third quarter of 2009 compared to 96.3% in the 2008 period.

	Three Months Ended September 30,
Manufacturing Segment	2009		2008
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$52.7	73.3%	$148.2	74.1%
Other Manufacturing Costs	19.6	27.3%	44.3	22.2%
	$72.3	100.6%	$192.5	96.3%

As shown in the table above, cost of sales is composed of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.  Material costs were 73.3% of net sales compared to 74.1% in the 2008 period.  The 0.8% decrease results from decreases in raw material commodity and component costs, primarily steel and aluminum.  In addition, our other manufacturing costs increased from 22.2% of net sales in the third quarter of 2008 to 27.3% in the 2009 period.  The 5.1% increase is primarily the result of the inability to reduce fixed costs in proportion to the 60.2% decrease in new trailer volumes.

Retail and distribution segment cost of sales was $16.4 million in the second quarter of 2009, a decrease of $25.2 million, or 60.6%, compared to the 2008 period.  As a percentage of net sales, cost of sales was 100.0% in the second quarter of 2009 compared to 96.5% in the 2008 period.  The 3.5% increase was primarily the result of an 11.5% increase as a percent of net sales in direct and indirect labor and overhead expenses due to the inability to reduce these costs in proportion to the 88.9% and 63.6% reductions in new and used trailer volumes, respectively.  This increase in cost of sales as a percentage of net sales compared to the prior year period was further magnified by valuation reserves required due to the depressed market conditions for both new and used trailers.

Gross Profit

Gross profit was negative $0.3 million in the third quarter of 2009, down $9.3 million from the prior year period. Gross profit as a percent of sales was negative 0.4% for the quarter compared to 3.7% for the same period in 2008.  Gross profit by segment was as follows (in millions):

	Three Months Ended September 30,
	2009	2008
Gross profit by segment
Manufacturing	$(0.4)	$7.4
Retail and distribution	-	1.5
Eliminations	0.1	0.1
Total gross profit	$(0.3)	$9.0

The manufacturing segment lost $0.4 million in gross profit in the third quarter of 2009 due primarily to the 60.2% decline in new trailer volumes as compared to the prior year period.

Retail and distribution segment gross profit in the third quarter of 2009 was $0.0 million, a decrease of $1.5 million compared to the 2008 period.  Gross profit as a percentage of sales was 0.0% compared to 3.5% for the prior year period due to decreased trailer and parts and service volumes coupled with continued pricing pressures for new and used trailer sales.

General and Administrative Expenses

General and administrative expenses decreased $2.7 million, or 27.2%, to $7.3 million in the third quarter of 2009 compared to the prior year period.  This decrease was the result of our cost cutting initiatives to adjust our cost structure to match the current market demand, which resulted in a $1.8 million reduction in salaries and employee related costs due to headcount and base pay reductions made in the current year.

Selling Expenses

Selling expenses were $2.6 million in the third quarter of 2009, a decrease of $0.9 million, or 25.0%, compared to the prior year period.  This decrease was the result of our cost cutting initiatives to adjust our cost structure to match the current market demand, which resulted in a $0.5 million reduction in salaries and employee related costs due to both headcount and base pay reductions made in the current year.

Other Income (Expense)

Increase in fair value of warrant of $54.0 million represents the expense recognized as a result of the fair value adjustment for the warrant issued to Trailer Investments as a part of the Securities Purchase Agreement entered into on July 17, 2009.

Loss on debt extinguishment of $0.3 million represents a proportionate write-off of deferred debt issuance costs recognized on the extinguishment of the Company’s previous Revolving Credit Facility, which was amended and restated effective on August 3, 2009.

Other, net includes an expense of $0.9 million relating to the termination of our interest rate swaps previously designated as cash flow hedges.  The current quarter charge includes the acceleration of amounts previously reported through Other Comprehensive Income (Loss) as the designated hedged transaction was considered no longer probable.

Income Taxes

We have experienced cumulative operating losses over the most recent three year period.  After considering these operating losses and other available evidence, both positive and negative, we have recorded a full valuation allowance against our deferred tax assets created during the quarter ended September 30, 2009.  As a result, the income tax benefit for the third quarter of 2009 was less than $0.1 million.

Nine Months Ended September 30, 2009

Net Sales

Net sales for the first nine months were $252.5 million, a decrease of $353.0 million, or 58.3%, compared to the 2008 period.  By business segment, net external sales and related units sold were as follows (dollars in millions):

	Nine Months Ended September 30,
	2009	2008	% Change
Sales by segment
Manufacturing	$197.2	$493.2	(60.0)
Retail and distribution	55.3	112.3	(50.8)
Total	$252.5	$605.5	(58.3)

	(units)
New trailer units
Manufacturing	9,000	22,000	(59.1)
Retail and distribution	500	2,000	(75.0)
Total	9,500	24,000	(60.4)

Used trailer units	2,500	5,300	(52.8)

Manufacturing segment sales were $197.2 million for the first nine months of 2009, down $296.0 million, or 60.0%, compared to the first nine months of 2008.  The reduction in sales is due primarily to the continued weak market demand as new trailer sales decreased approximately 13,000 units, or 59.1%, as well as a slight decrease in average selling prices in the first nine months of 2009 as compared to the prior year period due to customer and product mix.

Retail and distribution segment sales were $55.3 million in the first nine months of 2009, down $57.0 million, or 50.8%, compared to the prior year period.  Weak market demand across all segment product lines yielded reduced volumes as compared to the previous year period.  New trailer sales decreased $39.3 million, or 73.2%, due to a 75.0% reduction in volumes and used trailer sales were down $14.0 million, or 47.5%, due to a 52.8% reduction in volumes.  The decreases in used trailer sales volume were partially offset by higher average selling prices as compared to the prior year period due to the mix of used trailers sold.  Parts and service sales were down $3.5 million, or 12.3%.

Cost of Sales

Cost of sales for the first nine months of 2009 was $273.5 million, a decrease of $306.3 million, or 52.8% compared to the 2008 period.  As a percentage of net sales, cost of sales was 108.3% for the first nine months of 2009 compared to 95.8% for the 2008 period.

Manufacturing segment cost of sales, as detailed in the following table, was $218.6 million for the first nine months of 2009, a decrease of $255.7 million, or 53.9%, compared to the 2008 period.  As a percentage of net sales, cost of sales was 110.9% for the first nine months of 2009 compared to 96.2% in the 2008 period.

	Nine Months Ended September 30,
Manufacturing Segment	2009		2008
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$152.2	77.2%	$358.4	72.7%
Other Manufacturing Costs	66.4	33.7%	115.9	23.5%
	$218.6	110.9%	$474.3	96.2%

As shown in the table above, cost of sales is composed of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.  Material costs were 77.2% of net sales compared to 72.7% in the 2008 period.  The 4.5% increase results from increases in raw material commodity and component costs, primarily steel and aluminum, which could not be offset by increases in selling prices.  In addition, our other manufacturing costs increased from 23.5% of net sales in the first nine months of 2008 to 33.7% in the 2009 period.  The 10.2% increase is primarily the result of the inability to reduce fixed costs in proportion to the 59.1% decrease in new trailer volumes.

Retail and distribution segment cost of sales was $55.1 million in the first nine months of 2009, a decrease of $51.3 million, or 48.2%, compared to the 2008 period.  As a percentage of net sales, cost of sales was 99.6% in the first nine months of 2009 compared to 94.7% in the 2008 period.  The 4.9% increase was primarily the result of a 10.3% increase in direct and indirect labor and overhead expenses due to the inability to reduce these costs in proportion to the 75.0% and 52.8% reductions in new and used trailer volumes, respectively.  This increase in cost of sales as a percentage of net sales compared to the prior year period was further magnified by valuation reserves required due to the depressed market conditions for both new and used trailers.

Gross Profit

Gross profit for the first nine months of 2009 was negative $21.0 million, a decrease of $46.7 million compared to the first nine months of 2008.  Gross profit as a percent of sales was negative 8.3% compared to 4.2% for the same period in 2008.  Gross profit by segment was as follows (in millions):

	Nine Months Ended September 30,
	2009	2008
Gross profit by segment
Manufacturing	$(21.4)	$18.9
Retail and distribution	0.2	5.9
Eliminations	0.2	0.9
Total gross profit	$(21.0)	$25.7

The manufacturing segment lost $21.4 million in gross profit in the first nine months of 2009 due to a 59.1% decline in new trailer volumes coupled with higher raw material and component part costs as compared to the prior year period.

Retail and distribution segment gross profit was $0.2 million for the first nine months of 2009, a decrease of $5.7 million compared to the 2008 period.  Gross profit as a percentage of sales was 0.4% compared to 5.3% for the prior year period due to decreased trailer and parts and service volumes coupled with continued pricing pressures for new trailer sales.

General and Administrative Expenses

General and administrative expenses decreased $7.5 million, or 23.5%, to $24.5 million in the first nine months of 2009 compared to the prior year period.  This decrease was the result of our cost cutting initiatives to adjust our cost structure to match the current market demand, which resulted in a $4.8 million reduction in salaries and employee related costs due to headcount and base pay reductions made in the current year as well as spending reductions in other various discretionary costs totaling approximately $3.0 million.

Selling Expenses

Selling expenses decreased $1.5 million, or 14.9%, to $8.7 million in the first nine months of 2009 compared to the prior year period.  This decrease was the result of our cost cutting initiatives to adjust our cost structure to match the current market demand, which resulted in a $1.0 million reduction in salaries and employee related costs due to both headcount and base pay reductions made in the current year as well as reductions of approximately $0.4 million in advertising and promotional related activities.

Other Income (Expense)

Increase in fair value of warrant of $54.0 million represents the expense recognized as a result of the fair value adjustment for the warrant issued to Trailer Investments as a part of the Securities Purchase Agreement entered into on July 17, 2009.

Loss on debt extinguishment of $0.3 million represents a proportionate write-off of deferred debt issuance costs recognized on the extinguishment of the Company’s previous Revolving Credit Facility, which was amended on August 3, 2009.

Other, net includes an expense of $0.9 million relating to the termination of our interest rate swaps previously designated as cash flow hedges.  The current nine month period ending September 30, 2009 includes the acceleration of amounts previously reported through Other Comprehensive Income (Loss) as the designated hedged transaction was considered no longer probable.

Income Taxes

We have experienced cumulative operating losses over the most recent three year period.  After considering these operating losses and other available evidence, both positive and negative, we determined that it was necessary to record a full valuation allowance against our deferred tax assets created during the nine month period ending September 30, 2009.  As a result, the effective income tax benefit for the first nine months of 2009 was less than $0.1 million compared to a benefit of $6.0 million for the prior year period.  The effective tax rate for the first nine months of 2009 was effectively 0.0% compared to 30.1% for the prior year period.

Liquidity and Capital Resources

Capital Structure

In light of the economic conditions that negatively impacted our operating results and caused instability in the capital markets, on July 17, 2009, we entered into a Securities Purchase Agreement with Trailer Investments, LLC (“Trailer Investments”) pursuant to which Trailer Investments purchased 20,000 shares of Series E redeemable preferred stock (“Series E Preferred”), 5,000 shares of Series F redeemable preferred stock (“Series F Preferred”), and 10,000 shares of Series G redeemable preferred stock (“Series G Preferred”, and together with the Series E Preferred and the Series F Preferred, the “Preferred Stock”) for an aggregate purchase price of $35.0 million.  Trailer Investments also received a warrant that is exercisable at $0.01 per share for 24,762,636 newly issued shares of our common stock representing, on August 3, 2009, the date the warrant was delivered, 44.21% of our issued and outstanding common stock after giving effect to the issuance of the shares underlying the warrant, subject to upward adjustment to maintain that percentage if currently outstanding options are exercised. The number of shares of common stock subject to the warrant is also subject to upward adjustment to an amount equivalent to 49.99% of the issued and outstanding common stock outstanding immediately after the closing after giving effect to the issuance of the shares underlying the warrant in specified circumstances where we lose the ability to utilize our net operating loss carryforwards, including as a result of a stockholder acquiring greater than 5% of our outstanding common stock.  Of the aggregate amount of $35.0 million received, approximately $13.2 million was attributed to the warrant and $21.8 million was attributed to the preferred stock based on the estimated fair values of these instruments as of the date of issuance.  The difference between the initial value and the liquidation value of the Preferred Stock, including issuance costs of approximately $2.5 million, will be accreted as preferred stock dividends over a period of five years using the effective interest method.

The Series E Preferred, Series F Preferred and Series G Preferred pay an annual dividend rate of 15%, 16% and 18%, respectively.  The dividend on each series of Preferred Stock is payable quarterly and subject to increase by 0.5% every quarter if the applicable series of Preferred Stock is still outstanding after August 3, 2014.  During the first two years following the issuance of the Preferred Stock, we may elect to accrue these dividends unpaid.  The Preferred Stock also provides the holders with certain rights including an increase in the dividend rate upon the occurrence of any event of noncompliance.

We may at any time after one year from the date of issuance redeem all or any portion of the Preferred Stock with a liquidation value of $1,000 per share including a premium adjustment ranging between 15% and 20% if redemption occurs before August 3, 2014.  The premium for early redemption would be applied to the sum of the liquidation value and any accrued and unpaid dividends.

Upon occurrence of a change of control of the Company, including if more than 50% of the voting power is transferred or acquired by any person other than Trailer Investments and its affiliates unless Trailer Investments or its affiliates acquire the Company, the Preferred Stock becomes immediately redeemable at the election of the holder at the liquidation value plus a  premium of 200% of the sum of the liquidation price plus all accrued and unpaid dividends for Series E Preferred and Series F Preferred and at the liquidation value plus a premium of 225% for Series G Preferred.  The change of control provisions for the Preferred Stock are subject to a look-back provision, whereby if the shares of Preferred Stock are redeemed pursuant to the voluntary redemption provisions within 12 months prior to the occurrence of a change of control, we would still have to pay the additional amount to the holders of the Preferred Stock that was redeemed so that such holders would receive the aggregate payments equal to the change of control redemption amounts.

The Securities Purchase Agreement included a warrant that is exercisable at $0.01 per share for 24,762,636 newly issued shares of our common stock.  The warrant contains several conditions, including, among other things, an upward adjustment of shares upon the occurrence of certain contingent events and an option by the holder to settle the warrant for cash in event of a specific default.  These provisions result in the classification of the warrant as a liability that is adjusted to fair value at each balance sheet date.   If the option to settle the warrant for cash is required, it would have a material adverse impact on our liquidity.

The warrant liability was recorded initially at fair value with subsequent changes in fair value reflected in earnings.  Estimating fair values of the warrants requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.  In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high historical volatility.  Since derivative financial instruments are initially and subsequently carried at fair value, our Statements of Operations will reflect the volatility in these estimate and assumption changes.  The fair value of the warrant was estimated using a binomial valuation model.

In accordance with the Securities Purchase Agreement, Trailer Investments has the right to nominate five out of twelve members of our board of directors. Furthermore, Trailer Investments also has the following rights: rights to information delivery and access to information and our management team; veto rights over certain significant aspects of our operations and business (including payments of dividends, issuance of our securities, incurrence of indebtedness, liquidation and sale of assets, changes in the size of our board of directors, amendments of organizational documents of the Company and its subsidiaries and other material actions by the Company) subject to certain thresholds and limitations; right of first refusal to participate in any future private financings; and certain other customary rights granted to investors in similar transactions. We are also required to promptly file a registration statement to permit resale of the warrant shares to the maximum extent possible.

Concurrent with entering into the Securities Purchase Agreement, we entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Facility”) that amended and restated our current Revolving Facility.  The Amended Facility has a capacity of $100 million, subject to a borrowing base, a $12.5 million reserve and other discretionary reserves.  The maturity date of the Amended Facility is August 3, 2012.  The interest rate on borrowings under the Amended Facility from the date of effectiveness through July 31, 2010 is LIBOR plus 4.25% or the prime rate of Bank of America, N.A. (the “Prime Rate”) plus 2.75%. After July 31, 2010, the interest rate is based upon average unused availability and will range between LIBOR plus 3.75% to 4.25% and the Prime Rate plus 2.25% to 2.75%. We are required to pay a monthly unused line fee equal to 0.375% times the average daily unused availability along with other customary fees and expenses of the Agent and the lenders.  In connection with the Amended Facility, the lenders waived certain events of default that had occurred under the previous credit facility and waived the right to receive default interest during the time the events of default had continued.

As of September 30, 2009, our debt to equity ratio was approximately 0.8:1.0.  The increase in our debt to equity ratio as compared to our ratio a year earlier is primarily due to the increase in our retained deficit resulting from losses incurred in 2008 and the first nine months of 2009.  Our long-term objective is to generate operating cash flows sufficient to fund normal working capital requirements, to fund capital expenditures, to be positioned to take advantage of market opportunities and, subject to the limitations in our Amended Facility and the documents creating our preferred stock, to fund potential dividends or stock repurchases.  For 2009 and 2010 we expect to fund operating results, working capital requirements and capital expenditures through cash flows from operations as well as available borrowings under our Revolving Facility.

Cash Flow

Cash used in operating activities for the nine months ended September 30, 2009 was $7.5 million compared to $8.3 million provided by operating activities in the same period of 2008.  The change was primarily a result of a $40.3 million reduction in net income, adjusted for non-cash items, offset by a $24.5 million improvement in working capital.  Changes in key working capital accounts for the first nine months of 2009 compared to the prior year period are summarized below (in millions):

	2009	2008	Change
Accounts receivable	$15.1	$(7.1)	$22.2
Inventories	33.4	(19.7)	53.1
Accounts payable and accrued liabilities	(17.0)	33.7	(50.7)

During 2009, accounts receivable decreased by $15.1 million as compared to a $7.1 million increase in 2008. The decrease for 2009 was primarily a result of a reduction in sales volumes as reported within our Consolidated Statements of Operations coupled with an improvement in the timing of cash receipts from customers.  Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, improved to approximately 26 days in 2009 compared to 29 days in 2008.  Inventory decreased $33.4 million during 2009 compared to an increase of $19.7 million in 2008.  Inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately six times in both 2009 and 2008. The decrease in inventory for the 2009 period is due to lower new and used trailer inventories resulting from reduced demand as well as the continued improvements in our inventory management system.  Accounts payable and accrued liabilities decreased $17.0 million in 2009 compared to an increase of $33.7 million in 2008.  The decrease in the current year period was primarily due to lower production volumes.  Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 35 days for the 2009 period compared to 31 days for the same period last year.

Investing activities used $0.5 million during the first nine months of 2009 compared to $7.9 million in the prior year period.  The decrease of $7.4 million from the prior year was due to limiting capital spending to required replacement projects and cost reduction initiatives.

Financing activities used $18.9 million during the first nine months of 2009 as the proceeds received from the issuance of preferred stock and a warrant to Trailer Investments were more than offset by debt payments made on outstanding borrowings under the Revolving Facility.  Dividend payments were suspended as of December 2008.

As of September 30, 2009, our liquidity position, defined as cash on hand and available borrowing capacity, net of availability reserves as established in our Amended Facility, amounted to approximately $36.0 million and total debt and capital lease obligations amounted to approximately $35.0 million.  As a result of the August 3, 2009 investment and concurrent with our Amended Facility, described in the Capital Structure section above, we believe our liquidity is adequate to meet our expected operating results, working capital needs and capital expenditures for 2009 and 2010, a period of economic uncertainty.

In light of current uncertain market and economic conditions, we are aggressively managing our cost structure, capital expenditures and cash position.  In 2009, we have continued to implement various cost reduction actions that have substantially decreased our corporate overhead and operating costs and include:

•
salaried workforce headcount reductions of approximately 150 associates, or 25%, bringing total salaried headcount reductions to over 40%, or approximately 225 associates, since the beginning of the industry downturn in early 2007;

•	a temporary 16.75% reduction in base salary for Executive Officers;
•	a temporary reduction of 15% of annualized base salary for all remaining exempt-level salaried associates, combined with a reduction in the standard work week for most from 40 hours to 36 hours;
•	a temporary reduction in the standard paid work week from 40 hours to 36 hours for all non-exempt associates;
•	a temporary 5% reduction in hourly wages;
•	a temporary 16.7% reduction of director cash compensation;
•	a temporary suspension of the 401(k) company match;
•	the introduction of a voluntary unpaid layoff program with continuation of benefits; and
•	the continued close regulation of the work-day and headcount of hourly associates.

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

Capital Expenditures

Capital spending amounted to approximately $0.7 million for the first nine months of 2009 and is anticipated to be approximately $1.0 million in the aggregate for 2009. The spending for 2009 and 2010 will be limited to required replacement projects and cost reduction initiatives in efforts to manage cash flows and enhance liquidity.

Off-Balance Sheet Transactions

As of September 30, 2009, we had approximately $2.6 million in operating lease commitments.  We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter ended September 30, 2009.

Subsequent Event

In accordance with the Statement issued by the FASB on Subsequent Events, we have evaluated subsequent events through the time of filing on November 4, 2009, which is the date that our condensed consolidated financial statements were filed with the Securities Exchange Committee (“SEC”).

 On November 3, 2009, we announced the sale of our Anna, Illinois production facility.  We also announced that we will consolidate the production of all our Transcraft® product lines to our production facility located in Cadiz, Kentucky, a facility currently used to produce our aluminum platform and dump trailer product lines.  The sale of the Anna facility will complete the consolidation process of our platform business.  This consolidation initiative is intended to optimize the production process and assist in further reducing our overhead cost structure.  Production at the Anna facility is expected to cease sometime in the first half of 2010 at which time the new production lines at the Cadiz facility are expected to be fully operational.

Contractual Obligations and Commercial Commitments

We have included a summary of our Contractual Obligations and Commercial Commitments in our annual report on Form 10-K/A, for the year ended December 31, 2008.  With the exception of the changes to our Revolving Facility, as amended and restated, and the Preferred Stock and warrant issued to Trailer Investments in connection with the Securities Purchase Agreement, as discussed in Notes 4 and 5, respectively, of the Condensed Consolidated Financial Statements, there have been no material changes to the summary provided in that report.

Backlog

Orders that have been confirmed by customers in writing and can be produced during the next 18 months are included in backlog. Orders that comprise the backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $96 million at September 30, 2009 compared to $110 million at December 31, 2008.  We expect to complete the majority of our existing backlog orders within the next 12 months.

OUTLOOK

We face significant uncertainty regarding the demand for trailers during the current economic environment.  According to the most recent A.C.T. Research Company, LLC (ACT) estimates, total trailer industry shipments for 2009 are expected to be down 47% from 2008 to approximately 76,000 units.  By product type, ACT is estimating that van trailer shipments will be down approximately 50% in 2009 compared to 2008.  ACT is forecasting that platform trailer shipments will decline approximately 33% and dump trailer shipments will fall approximately 53% in 2009.  For 2010, ACT estimates that shipments will grow approximately 42% to a total of 108,000 units.  The biggest concerns for 2009 relate to the global economy, especially credit markets, as well as the continued decline in housing and construction-related markets in the U.S.  Management’s expectation is that the trailer industry will remain challenging throughout 2009 and, as a result, we will incur net losses in 2009, which will further reduce our stockholders’ equity.

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

Pricing will be difficult in 2009 due to weak demand and fierce competitive activity.  Raw material and component costs have declined relative to their highs in the fourth quarter of 2008.  As has been our policy, we will endeavor to pass along raw material and component price increases to our customers.  We have a focus on continuing to develop innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition in order to return to profitability.

Based on industry forecasts, conversations with our customers regarding their current requirements and our existing backlog of orders, we estimate that for the full year 2009 total units sold will be between 11,000 and 13,000, a reduction from 2008 of 67% and 61%, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have included a summary of our Critical Accounting Policies and Estimates in our annual report on Form 10-K/A, for the year ended December 31, 2008.  There have been no material changes to the summary provided in that report.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued a Statement on Accounting Standards Codification.  The Statement establishes the Codification as the single official source of authoritative United States accounting and reporting standards for all non-governmental entities (other than guidance issued by the SEC).  The Codification changes the referencing and organization on financial standards and is effective for interim and annual periods ending on or after September 15, 2009.  We began applying the Codification to our disclosures in the third quarter of 2009.  As Codification is not intended to change the existing accounting guidance, the adoption has not had an impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued a Statement on Subsequent Events.  The Statement establishes a general standard of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, the Statement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  In addition, an entity shall disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  The requirements of the Statement were effective for interim and annual financial periods ending after June 15, 2009.  The adoption of this Statement has had no impact on our financial position, results of operations or cash flows as we already followed an approach similar to this statement prior to adoption.  We evaluated our September 30, 2009 consolidated financial statements for subsequent events through time of filing on November 4, 2009, which is the date that our condensed consolidated financial statements were filed with the Securities Exchange Committee (“SEC”).  See Note 15 of our Notes to Condensed Consolidated Financial Statements for further discussion of subsequent event activities.

In March 2008, the FASB issued a Statement on Derivative Instruments and Hedging Activities.  The Statement requires enhanced disclosures for derivative and hedging activities, including information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This Statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and was applicable to our financial statements beginning in the first quarter of 2009.  As the Statement only requires enhanced disclosures, this standard has not and will not have a material impact on our financial position, results of operations or cash flows.  See Note 6 of our Notes to Condensed Consolidated Financial Statements for further discussion of derivative instruments and hedging activities.

In September 2006, the FASB issued a Statement on Fair Value Measurements.  The Statement provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities.  It does not expand the use of fair value measurement.  In February 2008, the FASB announced that it was deferring the effective date to fiscal years beginning after November 15, 2008 for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  For these financial and non-financial assets and liabilities that are remeasured at least annually, this Statement was effective for fiscal years beginning after November 15, 2007.  Derivative instruments and hedging activities are carried at fair value.  The adoption of this Statement has not had a material impact on our financial position, results of operations or cash flows.  See Note 7 of our Notes to Condensed Consolidated Financial Statements for further discussion of fair value measurements.

In June 2008, the FASB issued a Statement on Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  This Statement identifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of this Statement.  While the computation of earnings per share has been retrospectively restated, the adoption of this Statement did not have a material impact on our results of operations, financial position or earnings per share for any period presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices and interest rates.  The following discussion provides additional detail regarding our exposure to these risks.

Commodity Prices

We are exposed to fluctuations in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and polyethylene.  Given the historical volatility of certain commodity prices, this exposure can materially impact product costs.  Historically, we have managed aluminum price changes by entering into fixed price contracts with our suppliers.  As of September 30, 2009, we had $11.4 million in raw material purchase commitments through December 2010 for materials that will be used in the production process.  We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order.  To the extent that we are unable to offset the increased commodity costs in product prices, our results would be materially and adversely affected.

Interest Rates

As of September 30, 2009, we had $30.1 million of floating rate debt outstanding under our revolving facility.  A hypothetical 100 basis-point change in the floating interest rate from the current level would result in a corresponding $0.3 million change in interest expense over a one-year period.  This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 14a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2009.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K/A, for the year ended December 31, 2008, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K/A, those under the heading “Risk Factors” appearing in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, and other information contained in this Quarterly Report before investing in our securities.  In addition, the following risk factors are provided to supplement and update the Risk Factors previously disclosed in the Risk Factors section of our Annual Report on Form 10-K/A and previously supplemented by the Risk Factors previously disclosed in the Risk Factors section of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.  Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Our results of operations have declined significantly in recent periods, and the impact of the current global economic downturn and its effects on our industry could continue to harm our operations and financial performance.

For the year ended December 31, 2008 and nine month period ended September 30, 2009, we recorded net sales of $836.2 million and $252.5 million, respectively, and we recorded a net loss for these periods of $125.8 million and $112.6 million, respectively.  This compares to net sales of $1.1 billion and $605.5 million for the year ended December 31, 2007 and the nine month period ended September 30, 2008, respectively, net income for the year ended December 31, 2007 of $16.3 million and net loss for the nine months ended September 30, 2008 of $13.9 million.  These declines in our results of operations reflect the conditions in the markets we serve and the general condition of the global economy.  The global economic downturn has caused demand for new trailers to decline and has led to, in some cases, the cyclical timeframe for trailer replacement to be pushed out due to economic pressures.  We believe that the overall industry in which we operate has been affected similarly.  For example, according to a July 2009 report by ACT, total trailer industry shipments in 2008 were approximately 146,000, which reflected a decline of approximately 33% from the 216,000 trailers it reported for the year ended December 31, 2007.  By comparison, we shipped 33,300 new trailers in 2008, which reflected a decline of approximately 28% from the 46,400 new trailers we shipped in the year ended December 31, 2007.

We continue to be affected by the global economy, especially the credit markets, as well as the decline in the housing and construction-related markets in the U.S.  The same general economic concerns faced by us are also faced by our customers.  We believe that many of our customers are highly leveraged, have limited access to capital, and may be reliant on liquidity from global credit markets and other sources of external financing.  If the current conditions impacting the credit markets and general economy are prolonged, we may be faced with unexpected delays in product purchases or the loss of customers, which could further materially impact our financial position, results of operations and cash flow.  Further, lack of liquidity by our customers could impact our ability to collect amounts owed to us.  While we have taken steps to address these concerns through the implementation of our strategic plan, we are not immune to the pressures being faced by our industry and our results of operations may continue to decline.

We have filed a registration statement for the sale of a substantial number of shares of our common stock into the public market by the selling stockholder, named therein, which may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize the current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock.  As of October 30, 2009, there were 31,201,125 shares of our common stock outstanding.  The selling stockholder named in our registration statement on Form S-1 has the right to acquire 24,762,636 shares of our common stock, subject to upward adjustment, issuable upon exercise of the Warrant, which represented approximately 44.21% of our issued and outstanding common stock as of August 3, 2009, the date on which the Warrant was delivered.  The selling stockholder may sell these shares pursuant to the prospectus that is part of that registration statement, if and when that registration statement is declared effective, or otherwise.  Investors should be aware that the current or future market price of their shares of our common stock could be negatively impacted by the sale or perceived sale of all or a significant number of the shares that are available for sale.

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

WABASH NATIONAL CORPORATION

Date: November 4, 2009	By:	/s/ Mark J. Weber
Mark J. Weber
Senior Vice President and Chief Financial Officer (Principal Financial Officer)