Form 10-K
period 2009-12-31
WABASH NATIONAL CORP /DE
filed 2010-03-26
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2009 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number:  1-10883
WABASH NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1000 Sagamore Parkway South Lafayette, Indiana (Address of Principal Executive Offices)	52-1375208 (IRS Employer Identification Number) 47905 (Zip Code)
 Registrant’s telephone number, including area code:  (765) 771-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange
Series D Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2009 was $21,229,708 based upon the closing price of the Company's common stock as quoted on the New York Stock Exchange composite tape on such date.

The number of shares outstanding of the registrant's common stock as of March 18, 2010 was 31,109,898.

Part III of this Form 10-K incorporates by reference certain portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be filed within 120 days after December 31, 2009.

TABLE OF CONTENTS
WABASH NATIONAL CORPORATION
FORM 10-K FOR THE FISCAL
YEAR ENDED DECEMBER 31, 2009

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

PART I

ITEM 1—BUSINESS

Founded in 1985 as a start-up company, Wabash National Corporation (“Wabash,” “Company,” “us,” “we” or “our”) is one of North America’s leaders in designing, manufacturing and marketing standard and customized truck trailers and related transportation equipment.  We believe our position as a leader has been the result of our longstanding relationships with our core customers, our demonstrated ability to attract new customers, our broad and innovative product lines, our technological leadership and our large distribution and service network.  Our management team is focused on continuing to size our manufacturing and retail operations to match the current demand environment, implementing our cost savings initiatives, strengthening our capital structure, developing innovative products, improving earnings and selective production introductions that meet the needs of our customers.

We seek to identify and produce proprietary products that offer exceptional value to customers with the potential to generate higher profit margins than those of standardized products.  We believe that we have the engineering and manufacturing capability to produce these products efficiently.  We introduced our proprietary composite product, DuraPlate®, in 1996.  According to the most recent A.C.T. Research Company, LLC (ACT) estimates on total trailer industry shipments, composite trailers have achieved widespread industry acceptance accounting for approximately one out of every three dry van trailer shipments in 2009.  Since 2002, sales of our DuraPlate® trailers represented approximately 90% of our total new dry van trailer sales.  We are also a competitive producer of standardized sheet and post and refrigerated trailer products and we strive to become the low-cost producer of these products within our industry.  Through our Transcraft subsidiary we also manufacture steel flatbed and dropdeck trailers.  As part of our commitment to expand our customer base, diversify our revenues and extend our market leadership, Transcraft acquired in July 2008 certain operating assets of Benson International LLC, and its affiliates (Benson), a manufacturer of aluminum flatbeds, dump trailers and other truck bodies.  In addition, in December 2008, the Company announced a multi-year agreement to build and service all of PODS®1 portable storage container requirements as part of our strategy to leverage our DuraPlate® panel technology into other industry segments.  We expect to continue a program of product development and selective acquisitions of quality proprietary products that further differentiate us from our competitors and increase shareholder value.

We market our transportation equipment under the Wabash®, DuraPlate®, DuraPlateHD®, FreightPro®, ArcticLite®, RoadRailer®, Transcraft®, Eagle®, Eagle II®, D-Eagle® and BensonTM trademarks directly to customers, through independent dealers and through our Company-owned retail branch network.  Historically, we have focused on our longstanding core customers representing many of the largest companies in the trucking industry.  Our relationships with our core customers have been central to our growth since inception.  We have also actively pursued the diversification of our customer base by focusing on what we refer to as the mid-market.  These carriers, which represent approximately 1,250 carriers, operate fleets of between 250 to 7,500 trailers, which we estimate in total account for approximately one million trailers.

Longstanding core customers include – Averitt Express, Inc.; Crete Carrier Corporation; FedEx Corporation; Heartland Express, Inc.; Knight Transportation, Inc.; Old Dominion Freight Lines, Inc.; SAIA Motor Freightlines, Inc.; Schneider National, Inc.; Swift Transportation Corporation; U.S. Xpress Enterprises, Inc.; Werner Enterprises, Inc.; and YRC Worldwide, Inc.

Mid-market customers include – C&S Wholesale Grocers, Inc.; CR England, Inc.; Celadon Group, Inc.; Con-way Truckload (formerly CFI); Cowan Systems, LLC; Dollar General Corporation; Frozen Food Express Industries, Inc.; Gordon Trucking, Inc.; Landair Transport, Inc.; New Penn Motor Express, Inc.; Prime, Inc.; Roehl Transport, Inc.; Star Transport, Inc.; USA Logistics; USF Corporation; and Xtra Lease, Inc.

Our 11 Company-owned full service retail branches provide additional opportunities to distribute our products and also offer nationwide services and support capabilities for our customers.  In addition, we maintain four used fleet sales centers to focus on selling both large and small fleet trade packages to the wholesale market.  Our retail branch network’s sale of new and used trailers, aftermarket parts and service generally provides enhanced margin opportunities.  We also utilize a network of 25 independent dealers with approximately 60 locations throughout North America to distribute our van trailers.  In addition, we distribute our flatbed and dropdeck trailers through a network of 94 independent dealers with approximately 150 locations throughout North America.

The year ending December 2009 was challenging for the trailer industry as the factors negatively impacting demand for new trailers became more intense and pervasive across the United States.  As a result, the already difficult conditions within the industry became progressively more challenging, and our revenue and gross profits were significantly reduced from previous years.  As a result of these economic conditions, our financial position and liquidity were negatively impacted, including events of default which occurred under our previous revolving credit facility.  In light of these economic conditions, the decline in our operating results and instability in the capital markets, on July 17, 2009, we entered into a Securities Purchase Agreement with Trailer Investments, LLC (“Trailer Investments”) pursuant to which Trailer Investments purchased 20,000 shares of Series E redeemable preferred stock (“Series E Preferred”), 5,000 shares of Series F redeemable preferred stock (“Series F Preferred”), and 10,000 shares of Series G redeemable preferred stock (“Series G Preferred”, and together with the Series E Preferred and the Series F Preferred, the “Preferred Stock”) for an aggregate purchase price of $35.0 million.  Trailer Investments also received a warrant that is exercisable at $0.01 per share for 24,762,636 newly issued shares of our common stock representing, on August 3, 2009, the date the warrant was delivered, 44.21% of our issued and outstanding common stock after giving effect to the issuance of the shares underlying the warrant, subject to upward adjustment to maintain that percentage if currently outstanding options are exercised. The number of shares of common stock subject to the warrant is also subject to upward adjustment to an amount equivalent to 49.99% of the issued and outstanding common stock outstanding immediately after the closing after giving effect to the issuance of the shares underlying the warrant in specified circumstances where we lose the ability to utilize our net operating loss carryforwards, including as a result of a stockholder acquiring greater than 5% of our outstanding common stock.

1 PODS® is a registered trademark of PODS, Inc. and Pods Enterprises, Inc.

In connection with the issuance of the preferred stock and the common stock warrant, we entered into an investor rights agreement that gives certain rights to the holders of the preferred stock and the warrant, including, in certain circumstances, the shares of common stock underlying the warrant.  Together with the terms of the preferred stock, the investor rights agreement gives these holders significant rights, including: rights to information delivery and access to information and management of the Company; veto rights over certain significant aspects of our operations and business, including payments of dividends, issuance of our securities, incurrence of indebtedness, liquidation and sale of assets, changes in the size of our board of directors, amendments of our organizational documents and its subsidiaries and other material actions by us, subject to certain thresholds and limitations; right of first refusal to participate in any future private financings; and certain other customary rights granted to investors in similar transactions.  The terms of the Investor Rights Agreement also give the holders of the warrant rights to nominate five of twelve members of our Board of Directors. As a result of the rights granted to the preferred stockholders and the warrant holders, including the right to nominate members of the board, the holders of these securities may be able to exert significant control over our capital structure, future financings and operations, among other things.

Wabash was incorporated in Delaware in 1991 and is the successor by merger to a Maryland corporation organized in 1985.  We operate in two reportable business segments: (1) manufacturing and (2) retail and distribution. Financial results by segment, including information about revenues from customers, measures of profit and loss, total assets, and financial information regarding geographic areas and export sales are discussed in Note 14, Segments and Related Information, of the accompanying consolidated financial statements.  Our internet website is www.wabashnational.com.  We make our electronic filings with the Securities Exchange Commission (the “SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available on our website free of charge as soon as practicable after we file or furnish them with the SEC.  Information on the website is not part of this Form 10-K.

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

Industry and Competition

Trucking in the U.S., according to the American Trucking Association (ATA), was estimated to be a $660 billion industry in 2008.  The ATA estimates that approximately 69% of all freight tonnage is carried by trucks at some point during its shipment.  Trailer demand is a direct function of the amount of freight to be transported.  As the economy improves, it is forecasted that truck carriers will need to expand and replace their fleets, which typically results in increased trailer orders.

Transportation in the U.S., including trucking, is a cyclical industry.  Transportation has experienced three cycles over the last 20 years.  According to ATA statistics, truck freight tonnage started declining year-over-year in 2006 to significantly low levels in 2007 and 2008.  In 2009, the tonnage index dropped 8.3% from 2008, the largest annual decrease since 1982.  However, the most recent ATA data shows improvements of freight tonnage in the fourth quarter of 2009.  Three U.S. economic downturns have occurred during the last 20 years and in each instance the decline in freight tonnage preceded the general economic decline by approximately two and one-half years and its recovery has generally preceded that of the economy as a whole.  The trailer industry generally follows the transportation industry, experiencing cycles in the early and late 90’s lasting approximately 58 and 67 months, respectively.  The current cycle began in early 2001 and, based on current ACT estimates, reached the bottom in 2009.  In our view, an upturn in the trailer industry will require improvements in general freight demand, improved credit markets, and a recovery of the housing and construction markets.

Wabash, Great Dane and Utility are generally viewed as the top three trailer manufacturers and have accounted for greater than 50% of new trailer market share in recent years, including approximately 56% in 2009.  Our market share of total trailer shipments in 2009 was approximately 15%.  Trailer manufacturers compete primarily through the quality of their products, customer relationships, service availability and cost.

The table below sets forth new trailer production for Wabash and, as provided by Trailer Body Builders Magazine, our largest competitors and the trailer industry as a whole within North America.  The data represents all segments of the market, except containers and chassis.  For the years included below, we have primarily participated in the van segment of the market.  In addition, through our recent acquisitions of Transcraft Corporation in March 2006 and select assets of Benson in July 2008, we also participate in the platform and dump trailer segments.  Van production has declined from a high of approximately 198,000 units in 2006 to a low of approximately 50,000 units in 2009.  Our market share for van trailers in 2009 was approximately 21%, a decrease of approximately 9% from 2008 due to larger declines in the dry van market, our largest segment, as compared to the refrigerated trailer market.

	2009	2008		2007		2006		2005	2004
Wabash(1)	12,000	32,000		46,000		60,000	(2)	52,000	48,000
Great Dane	15,000	29,000		48,000		60,000		55,000	55,000
Utility	17,000	23,000		31,000		37,000		34,000	31,000
Hyundai Translead	5,000	7,000		13,000		14,000		12,000	9,000
Stoughton	3,000	5,000		11,000		19,000		17,000	15,000
Other principal producers	12,000	20,000		25,000		40,000		34,000	33,000
Total Industry	78,000	143,000	(3)	218,000	(3)	283,000	(3)	245,000	228,000
(1)	Does not include approximately 700, 2,300 and 1,500 intermodal containers in 2006, 2005 and 2004, respectively.
(2)	The 2006 production includes Transcraft volumes on a full-year pro forma basis.
(3)	Data revised by publisher in a subsequent year.

Competitive Strengths

We believe our core competitive strengths include:

•
Long-Term Core Customer Relationships – We are the leading provider of trailers to a significant number of top tier trucking companies, generating a revenue base that has helped to sustain us as one of the market leaders.

•
Innovative Product Offerings – Our DuraPlate® proprietary technology offers what we believe to be a superior trailer, which commands premium pricing.  A DuraPlate® trailer is a composite plate trailer using material that contains a high-density polyethylene core bonded between high-strength steel skins.  We believe that the competitive advantages of our DuraPlate® trailers compared to standard trailers include the following:

-	Extended Service Life - operate three to five years longer;

-	Lower Total Cost of Ownership - less costly to maintain;

-	Less Downtime - higher utilization for fleets;

-	Extended Warranty - warranty period for DuraPlate® panels is ten years; and

-	Improved Resale - higher trade-in values.

We have been manufacturing DuraPlate® trailers for over 14 years and through December 2009 have sold over 370,000 units.  This proven experience, combined with ownership and knowledge of the DuraPlate® panel technology, helps ensure continued industry leadership in the future. We have also successfully introduced innovations in our ArcticLite® refrigerated trailers and other product lines, including the DuraPlateHD® trailer and the FreightPro® sheet and post trailer in 2003.

•
Significant Market Share and Brand Recognition – We have been one of the two largest manufacturers of trailers in North America since 1994, with one of the most widely recognized brands in the industry.  We are one of the largest producers of van trailers in North America.  Our Transcraft subsidiary, acquired in March 2006, has been the second leading producer of platform trailers over this time period.

•
Committed Focus on Operational Excellence – Safety, quality, on-time delivery, productivity and cost reduction are the core elements of our program of continuous improvement.  We currently maintain an ISO 14001 registration of our Environmental Management System.

•
Technology – We are recognized by the trucking industry as a leader in developing technology to reduce trailer maintenance.  In 2009, manufacturing line standardization and consolidation was completed.  This effort was made possible by the 2008 design optimization efforts and will enable full production flexibility and associated efficiencies well into the future.  In 2008, we completed the standardization of all dry and refrigerated van products.  This effort is expected to result in manufacturing and efficiency improvements and part and repair commonality for all of these products.  Also in 2008, we introduced our first products made with structural adhesives instead of mechanical fasteners.  The use of adhesives results in improved appearance, leak reduction, and trailers that are easier and faster to repair.  During 2007, we introduced to our customers fuel saving technologies on DuraPlate® trailers with the Smartway® certification, as approved by the U.S. Environmental Protection Agency.

•	Corporate Culture – We benefit from a value driven management team and dedicated workforce.

•
Extensive Distribution Network – Our 11 Company-owned retail branches and four used trailer locations extend our sales network throughout North America, diversify our factory direct sales, provide an outlet for used trailer sales and support our national service contracts.  Additionally, we utilize a network of 25 independent dealers with approximately 60 locations throughout North America to distribute our van trailers, and our Transcraft distribution network consists of 94 independent dealers with approximately 150 locations throughout North America.

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

Products

Since our inception, we have expanded our product offerings from a single truck trailer product to a broad range of trailer-related transportation equipment.  Our manufacturing segment specializes in the development of innovative proprietary products for our key markets.  Manufacturing segment sales represented approximately 79%, 83% and 86% of consolidated Wabash net sales in 2009, 2008 and 2007, respectively.  Our current transportation equipment and DuraPlate® products primarily include the following:

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

•
Platform Trailers.  Platform trailers are sold under Transcraft®, Eagle® and BensonTM trademarks.  The acquisition of certain assets from Benson in July 2008 provides us the ability to offer a premium all-aluminum platform trailer.  Platform trailers consist of a trailer chassis with a flat or “drop” loading deck without permanent sides or a roof.  These trailers are primarily utilized to haul steel coils, construction materials and large equipment.

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

•
DuraPlate® Products.  The DuraPlate® Products Group was initiated in 2008 to expand the use of DuraPlate® composite panels, already a proven product in the semi-trailer market for over 14 years, into new product and market applications, including the building and servicing all of PODS® portable storage container requirements with our new DuraPlate® container.  We are actively exploring new opportunities to leverage proprietary technology into new industries and applications and in 2009 introduced our EPA SmartwayTM approved DuraPlate® AeroskirtTM.

Our retail and distribution segment offers products in three general categories: new trailers, used trailers and parts and service.  The following is a description of each product category:

•
We sell new trailers produced by the manufacturing segment.  Additionally, we sell specialty trailers produced by third parties that are purchased in smaller quantities for local or regional transportation needs.  New trailer sales through the retail branch network represented approximately 6.1%, 8.2% and 6.5% of consolidated net sales during 2009, 2008 and 2007, respectively.

•
We provide replacement parts and accessories and maintenance service for trailers and other related equipment.  Parts and service sales represented 9.6% in 2009 and less than 5% of consolidated net sales during 2008 and 2007.

•
We sell used trailers including units taken in trade from our customers upon the sale of new trailers. The ability to remarket used trailers promotes new trailer sales by permitting trade-in allowances and offering customers an outlet for the disposal of used equipment.  Used trailer sales represented 5.7% of consolidated net sales in 2009 and less than 5% in 2008 and 2007.

Customers

Our customer base has historically included many of the nation’s largest truckload common carriers, leasing companies, private fleet carriers, less-than-truckload (LTL) common carriers and package carriers.  We successfully diversified our customer base from approximately 60% of total units sold to large core customers in 2002 to approximately 7% in 2009 by continuing to expand our customer base and by diversifying into the broader trailer market through the recent acquisitions of Transcraft and Benson assets.  This has been accomplished while maintaining our relationships with our core customers.  Our five largest customers together accounted for approximately 41%, 35% and 20% of our aggregate net sales in 2009, 2008 and 2007, respectively, with one customer in 2009 representing 14% of net sales.  International sales, primarily to Canadian customers, accounted for less than 10% of net sales for each of the last three years.

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

Factory direct accounts are generally large fleets, with over 7,500 trailers, that are high volume purchasers. Historically, we have focused on the factory direct market in which customers are highly knowledgeable of the life-cycle costs of trailer equipment and, therefore, are best equipped to appreciate the design and value-added features of our products.  We have also actively pursued the diversification of our customer base focusing on what we refer to as the mid-market.  These approximately 1,250 carriers operate fleets of between 250 to 7,500 trailers, which we estimate in total account for approximately one million trailers.  Since implementing our mid-market sales strategy in late 2003, we have added approximately 290 new mid-market customers accounting for approximately 20,000 new trailer orders.

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

We also sell our van trailers through a network of 25 independent dealers with approximately 60 locations throughout North America.  Our platform trailers are sold through 94 independent dealers with approximately 150 locations throughout North America.  The dealers primarily serve mid-market and smaller sized carriers and private fleets in the geographic region where the dealer is located and occasionally may sell to large fleets.  The dealers may also perform service work for our customers.

Raw Materials

We utilize a variety of raw materials and components including steel, plastic, aluminum, lumber, tires and suspensions, which we purchase from a limited number of suppliers.  Costs of raw materials and component parts represented approximately 75% and 74% of our 2009 and 2008 consolidated net sales, respectively.  Significant price fluctuations or shortages in raw materials or finished components has had, and could have further, adverse affects on our results of operations.  In 2010 and for the foreseeable future, we expect that the raw materials used in the greatest quantity will be steel, aluminum, plastic and wood.  Our suppliers have advised us that they have adequate capacity to meet our current and expected demands during 2010, but that their lead-times may increase during the first half of 2010 due to increases in demand.  In 2010, we expect there to be continued price volatility for our primary commodity raw materials of aluminum, steel and plastic along with significant component pricing, including on tires.  Our Harrison, Arkansas laminated hardwood floor facility provides the majority of our requirements for trailer floors.

Backlog

Orders that have been confirmed by the customer in writing and can be produced during the next 18 months are included in our backlog.  Orders that comprise backlog may be subject to changes in quantities, delivery, specifications and terms.  Our backlog of orders at December 31, 2009 and 2008 were approximately $137 million and $110 million, respectively.  We expect to complete the majority of our backlog orders within the next 12 months.

Patents and Intellectual Property

We hold or have applied for 67 patents in the U.S. on various components and techniques utilized in our manufacture of transportation equipment.  In addition, we hold or have applied for 54 patents in foreign countries.  Our patents include intellectual property related to the manufacture of trailers using our proprietary DuraPlate® product, which we believe offers us a significant competitive advantage.  The patents in our DuraPlate® portfolio have expiration dates ranging from 2009 to 2024.  In our view there are no meaningful patents having an expiration date prior to 2016.

We also hold or have applied for 38 trademarks in the U.S., as well as 32 trademarks in foreign countries.  These trademarks include the Wabash®, Wabash National®, Transcraft® and BensonTM brand names as well as trademarks associated with our proprietary products such as DuraPlate®, RoadRailer®, Eagle® and BensonTM trailers.  We believe these trademarks are important for the identification of our products and the associated customer goodwill; however, our business is not materially dependent on such trademarks.

Research and Development

Research and development expenses are charged to earnings as incurred and were $1.2 million, $3.2 million and $3.4 million in 2009, 2008 and 2007, respectively.

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

Employees

As of December 31, 2009 and 2008, we had approximately 1,600 and 2,800 full-time associates, respectively.  At December 31, 2009, all of our active associates were non-union.  During 2009, less than 5% of our total production workforce included temporary associates.  We place a strong emphasis on employee relations through educational programs and quality improvement teams.  We believe our employee relations are good.

Executive Officers of Wabash National Corporation

The following are the executive officers of the Company:

Name	Age	Position
Richard J. Giromini	56	President and Chief Executive Officer, Director
Rodney P. Ehrlich	63	Senior Vice President – Chief Technology Officer
Bruce N. Ewald	58	Senior Vice President – Sales and Marketing
Timothy J. Monahan	57	Senior Vice President – Human Resources
Erin J. Roth	34	Vice President – General Counsel and Secretary
Mark J. Weber	38	Senior Vice President – Chief Financial Officer

Richard J. Giromini.  Mr. Giromini was promoted to President and Chief Executive Officer on January 1, 2007. He had been Executive Vice President and Chief Operating Officer from February 28, 2005 until December 2005 when he was appointed President and a Director of the Company.  Prior to that, he had been Senior Vice President - Chief Operating Officer since joining the Company on July 15, 2002.  Mr. Giromini was with Accuride Corporation from April 1998 to July 2002, where he served in capacities as Senior Vice President - Technology and Continuous Improvement; Senior Vice President and General Manager - Light Vehicle Operations; and President and CEO of AKW LP. Previously, Mr. Giromini was employed by ITT Automotive, Inc. from 1996 to 1998 serving as the Director of Manufacturing.  Mr. Giromini also serves on the board of directors of Robbins & Myers, Inc., a global supplier of highly engineered equipment and systems for critical applications in energy, industrial, chemical and pharmaceutical markets, which he joined in October 2008.  Mr. Giromini holds a Bachelor of Science degree in mechanical and industrial engineering and a Master of Science degree in industrial management, both from Clarkson University.  He is a graduate of the Advanced Management Program at the Duke University Fuqua School of Management.

Rodney P. Ehrlich.  Mr. Ehrlich has been Senior Vice President – Chief Technology Officer of the Company since January 2004.  From 2001 to 2003, Mr. Ehrlich was Senior Vice President of Product Development. Mr. Ehrlich has been in charge of the Company's engineering operations since the Company's founding.  Prior to Wabash National, Mr. Ehrlich started with Monon Trailer Corporation in 1963 working various positions until becoming Chief Engineer in 1973, Director of Engineering in 1978, and serving until joining the founders of Wabash National in 1985.  Mr. Ehrlich has obtained over 50 patents in trailer related design during his 45 year trailer career.  Mr. Ehrlich holds a Bachelor of Science degree in Mechanical Engineering from Purdue University.

Bruce N. Ewald.  Mr. Ewald’s original appointment was Vice President and General Manager of Wabash National Trailer Centers, Inc. when he joined the Company in March 2005.  In October 2005, he was promoted to Senior Vice President – Sales and Marketing.  Mr. Ewald has nearly 30 years experience in the transportation industry.  Most recently, Mr. Ewald was with PACCAR from 1991 to February 2005 where he served in a number of executive-level positions.  Prior to PACCAR, Mr. Ewald spent 10 years with Genuine Parts Co. where he served in several positions, including President and General Manager, Napa Auto Parts/Genuine Parts Co.  Mr. Ewald holds a Bachelor of Science degree in Business from the University of Minnesota.

Timothy J. Monahan.  Mr. Monahan has been Senior Vice President – Human Resources since joining the Company in October 2003.  Prior to Wabash, Mr. Monahan was with Textron Fastening Systems from 1999 to October 2003 where he served as Vice President – Human Resources for the Commercial Solutions Group and later Global Vice President – Human Resources.  Previously, Mr. Monahan served in a variety of key executive roles at Beloit Corporation, Ingersoll Cutting Tools and Regal Beloit Corporation, including Vice President – Human Resources at both Beloit’s Mill Pro and Paper Machinery Groups.  Mr. Monahan serves on the board of directors of Global Specialty Solutions, a global producer of special cutting tools and tooling solutions.  He holds a Bachelor of Science degree from Milton College and has attended several executive management programs, including the Duke University Fuqua School of Management where he completed the Advanced Executive Management Program.

Erin J. Roth.  Effective March 1, 2010, Ms. Roth was appointed to the position of Vice President - General Counsel and Secretary.  Ms. Roth joined the Company in March 2007 as Corporate Counsel and was promoted in July 2009 to Senior Corporate Counsel.  Prior to joining the Company, Ms. Roth was engaged in the private practice of law, representing a number of private and public companies throughout the United States.  Ms. Roth earned her Bachelor of Science degree in Accounting from Butler University and her Juris Doctorate from the Georgetown University Law Center.

Mark J. Weber. Effective August 31, 2009, Mr. Weber was promoted to Senior Vice President – Chief Financial Officer.  Mr. Weber joined the Company in August 2005 as Director of Internal Audit, was promoted in February 2007 to Director of Finance, and in November 2007 he was promoted to Vice President and Corporate Controller.  Prior to joining the Company, Mr. Weber was with Great Lakes Chemical Corporation from October 1995 through August 2005 where he served in several positions of increasing responsibility within accounting and finance, including Vice President of Finance.  Mr. Weber earned his Master’s of Business Administration and Bachelor of Science in Accounting from Purdue University’s Krannert School of Management.

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

For the years ended December 31, 2009 and 2008, we recorded net sales of $337.8 million and $836.2 million, respectively, and we recorded net losses for these periods of $101.8 million and $125.8 million, respectively.  This compares to net sales of $1.1 billion for the year ended December 31, 2007, and net income of $16.3 million. These declines in our results of operations reflect the conditions in the markets we serve and the general condition of the global economy.  The global economic downturn has caused demand for new trailers to decline and has led to, in some cases, the cyclical timeframe for trailer replacement to be pushed out due to economic pressures.  We believe that the overall industry in which we operate has been affected similarly.  For example, according to a February 2010 report by ACT, total trailer industry shipments in 2009 were approximately 80,000, which reflected a decline of approximately 44% from the 143,000 trailers it reported for the year ended December 31, 2008.  Further, the total trailer shipments in 2008 represented a decline of approximately 33% from the 213,000 trailers reported for the year ended December 31, 2007.  By comparison, we shipped 12,800, 33,300 and 46,400 new trailers in 2009, 2008 and 2007, respectively, which reflect year-over-year declines of approximately 62% and 28% for 2009 and 2008, respectively.

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

Our ability to fund operations is limited by our cash on hand and available borrowing capacity under our revolving credit facility.

As of December 31, 2009, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to approximately $21.0 million.  Our ability to fund our working capital needs and capital expenditures is limited by the net cash provided by operations, cash on hand and available borrowings under our revolving credit facility.  Additional declines in net cash provided by operations, further decreases in the availability under the revolving credit facility or changes in the credit our suppliers provide to us, could rapidly exhaust our liquidity.  However, we believe our liquidity on December 31, 2009 of $21.0 million will be adequate to fund expected operating losses, working capital requirements and capital expenditures throughout 2010, which is expected to be a period of economic uncertainty.  Our inability to increase our liquidity would adversely impact our future performance, operations and results of operations.

Recent turmoil in the credit markets and the financial services industry has had a negative impact on our business, results of operations, financial condition and liquidity.

The credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and instability characterized by the bankruptcy, failure, collapse or sale of various financial institutions, an unprecedented level of intervention from the United States federal government and foreign governments and tighter availability of credit.  While the ultimate outcome of these events cannot be predicted, our liquidity and financial condition would worsen if our ability to borrow money to finance operations or obtain credit from trade creditors were to deteriorate from its current state.  In addition, the recent economic crisis may adversely impact our customers’ ability to purchase or pay for products from us or our suppliers’ ability to provide us with product.  If these adverse conditions continue or worsen, our business and results of operations will be negatively impacted.

Our business is highly cyclical, which has had, and could have further, adverse affects on our sales and results of operations.

The truck trailer manufacturing industry historically has been and is expected to continue to be cyclical, as well as affected by overall economic conditions.  Customers historically have replaced trailers in cycles that run from five to 12 years, depending on service and trailer type.  Poor economic conditions can adversely affect demand for new trailers and have historically and has currently, led to an overall aging of trailer fleets beyond this typical replacement cycle.  Customers' buying patterns can also reflect regulatory changes, such as federal hours-of-service rules and federal emissions standards.

While we have taken steps to diversify the Company through the implementation of our strategic plan, we are not immune to the cyclicality.  As a result, during downturns, we operate with a lower level of backlog and have had to temporarily slow down or halt production at some or all of our facilities, including idling our Mt. Sterling, Kentucky, and Anna, Illinois, production facilities, extending normal shut down periods, and reducing salaried headcount levels.  We could be forced to further slow down or halt additional production.  An economic downturn may reduce, and in the current situation has reduced, demand for trailers, resulting in lower sales volumes, lower prices and decreased profits and losses.

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

Our backlog represents future production for which we have written orders from our customers that can be produced or sold in the next 18 months.  Our reported backlog may not be converted to revenue in any particular period and actual revenue from such orders may not equal our backlog revenues.  Therefore, our backlog is not necessarily indicative of the level of our future revenues.

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

We currently rely on a limited number of suppliers for certain key components in the manufacturing of our products, such as tires, landing gear, axles and specialty steel coil used in DuraPlate® panels.  From time to time, there have been and may in the future be shortages of supplies of raw materials, or our suppliers may place us on allocation, which would have an adverse impact on our ability to meet demand for our products.  Raw material shortages and allocations may result in inefficient operations and a build-up of inventory, which can negatively affect our working capital position.  In addition, any price volatility in commodity pricing has had and could continue to have negative impacts to our operating margins.  The loss of any of our suppliers or their inability to meet our price, quality, quantity and delivery requirements could have a significant impact on our results of operations.

Disruption of our manufacturing operations would have an adverse effect on our financial condition and results of operations.

We manufacture our products at two van trailer manufacturing facilities in Lafayette, Indiana, a flatbed and dump-body trailer facility in Cadiz, Kentucky, and a hardwood floor facility in Harrison, Arkansas.  An unexpected disruption in our production at any of these facilities for any length of time would have an adverse effect on our business, financial condition and results of operations.

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

Product liability and other claims could have an adverse effect on our financial condition and results of operations.

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

Our common stock is currently listed on the New York Stock Exchange (the “NYSE”). The NYSE maintains continued listing requirements relating to, among other things, market capitalization, total stockholders’ equity and minimum stock price (including that the average closing price of common stock be not less than $1.00 for 30 consecutive trading days).  Although we are currently in compliance with all NYSE listing requirements, our stock price declined severely during 2009.  If in the future we are unable to satisfy the NYSE criteria for continued listing, we would be notified by the NYSE and given an opportunity to take corrective action.  If we are not brought into compliance after the cure period, generally six months, our stock could be subject to delisting.  A delisting of common stock could negatively impact us by reducing the liquidity and market price of our common stock and reducing the number of investors willing to hold or acquire our common stock. This could negatively impact our ability to raise additional funds through equity financing, which in turn could materially and adversely affect our business, financial condition and results of operations.

We have filed a registration statement for the sale of a substantial number of shares of our common stock into the public market by the selling stockholder, which may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize the current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock.  As of March 18, 2010, there were 31,109,898 shares of our common stock outstanding.  The selling stockholder named in our registration statement on Form S-1, as amended, which was declared effective by the SEC on December 8, 2009, has the right to acquire 24,762,636 shares of our common stock, subject to upward adjustment, issuable upon exercise of the Warrant, which represented approximately 44.21% of our issued and outstanding common stock as of August 3, 2009, the date on which the Warrant was delivered.  The selling stockholder may sell these shares pursuant to the prospectus that is part of that registration statement, if and when that registration statement is declared effective, or otherwise.  Investors should be aware that the current or future market price of their shares of our common stock could be negatively impacted by the sale or perceived sale of all or a significant number of the shares that are available for sale.

In connection with our issuance of preferred stock and the common stock warrant, we granted certain rights to the holders of our preferred stock and the common stock warrant that may allow these holders to exert significant control over our operations, and they may have different interests than our other stockholders.

In connection with the issuance of the preferred stock and the common stock warrant in our transaction with Trailer Investments, we entered into an investor rights agreement that gives certain rights to the holders of the preferred stock and the warrant, including, in certain circumstances, the shares of common stock underlying the warrant.  Together with the terms of the preferred stock, the investor rights agreement gives these holders significant rights, including rights to information delivery and access to information and management of the Company; veto rights over certain significant aspects of our operations and business, including payments of dividends, issuance of our securities, incurrence of indebtedness, liquidation and sale of assets, changes in the size of our board of directors, amendments of our organizational documents and its subsidiaries and other material actions by us, subject to certain thresholds and limitations; right of first refusal to participate in any future private financings; and certain other customary rights granted to investors in similar transactions.  The terms of the investor rights agreement also give the holders of the warrant rights to nominate five of twelve members of our Board of Directors.

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

An ownership change could result in a limitation on the use of our net operating losses.

As of December 31, 2009, we had approximately $167 million of remaining U.S. federal income tax net operating loss carryforwards (“NOLs”), which will begin to expire in 2022, if unused, and which may be subject to other limitations under Internal Revenue Service (the “IRS”) rules.  We have various, multistate income tax net operating loss carryforwards, which have been recorded as a deferred income tax asset, of approximately $16.5 million, before valuation allowances.  We also have various U.S. federal income tax credit carryforwards, which will expire beginning in 2013, if unused.  Our NOLs, including any future NOLs that may arise, are subject to limitations on use under the IRS rules, including Section 382 of the Internal Revenue Code of 1986, as revised.  Section 382 limits the ability of a company to utilize NOLs in the event of an ownership change.  We would undergo an ownership change if, among other things, the stockholders, or group of stockholders, who own or have owned, directly or indirectly, 5% or more of the value of our stock or are otherwise treated as 5% stockholders under Section 382 and the regulations promulgated thereunder increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of our stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change.  Because of the issuance of the warrant in our transaction with Trailer Investments, there is an increased risk that we will undergo an ownership change.  There also can be no assurance that an ownership change has not already been triggered due to the lack of authoritative guidance or that a subsequent change in ownership, as defined by the Section 382 guidelines, may trigger this limitation.

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

We are required to pay quarterly dividends at a set rate per annum on our preferred stock provided that during the first two years the preferred stock is outstanding dividends may accrue unpaid.  We also remain subject to certain payments and debt covenants under our amended and restated revolving credit facility.  Our payment requirements and indebtedness could adversely affect our ability to operate our business and could have an adverse impact on our stockholders, including:

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM  2—PROPERTIES

Manufacturing Facilities

We own or lease, and operate trailer manufacturing facilities in Lafayette, Indiana; Anna, Illinois; and Cadiz, Kentucky, as well as a trailer floor manufacturing facility in Harrison, Arkansas.  We also have a trailer manufacturing facility in Mt. Sterling, Kentucky that was idled in 2007 and is currently held for sale.  As announced in the fall of 2009, we are presently in the process of consolidating our Anna steel flatbed operation into the Cadiz facility to further our lean manufacturing efforts.  As a result, we are in the process of selling our Anna facility.  The Cadiz site will be a flexible manufacturing facility with capabilities of producing both steel and aluminum flatbed trailers, dump trailers, and dump bodies.  Our main Lafayette facility is a 1.2 million square foot facility that houses truck trailer and composite material production, tool and die operations, research laboratories and offices.  The second Lafayette facility is 0.6 million square feet, primarily used for the production of refrigerated trailers.  In total, our facilities have the capacity to produce in excess of 80,000 trailers annually on a three-shift, five-day workweek schedule.

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

ITEM  3—LEGAL PROCEEDINGS

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

The Company answered the complaint in May 2001, denying any wrongdoing.  The Company believes that the claims asserted by BK are without merit and it intends to defend its position.  A trial date has been scheduled for March 30, 2010.  The Company believes that the resolution of this lawsuit will not have a material adverse effect on its financial position, liquidity or future results of operations; however, at this stage of the proceeding no assurances can be given as to the ultimate outcome of the case.

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

Environmental Disputes

In September 2003, the Company was noticed as a potentially responsible party (“PRP”) by the U.S. Environmental Protection Agency pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act.  PRPs include current and former owners and operators of facilities at which hazardous substances were allegedly disposed.  EPA’s allegation that the Company was a PRP arises out of the operation of a former branch facility located approximately five miles from the original site.  The Company does not expect that these proceedings will have a material adverse effect on the Company’s financial condition or results of operations.

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

ITEM 4—SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5—	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information Regarding our Common Stock

Our common stock is traded on the New York Stock Exchange (ticker symbol: WNC).  The number of record holders of our common stock at March 18, 2010 was 911.

We declared quarterly dividends of $0.045 per share on our common stock from the first quarter of 2005 through the third quarter of 2008.  In December 2008, we suspended the payment of our quarterly dividend due to the continued weak economic environment and the uncertainty as to the timing of a recovery as well as our effort to enhance liquidity.  No dividends on our common stock were declared or paid in 2009.  In accordance with our Third Amended and Restated Loan and Security Agreement (the “Amended Facility”), effective August 3, 2009,  we are restricted from the payment of cash dividends to holders of our common stock for a period of two years.  At any time after our second anniversary of the Amended Facility, we are limited to the amount of cash dividends of $20 million per year unless otherwise approved by a majority of our lenders, so long as no default or event of default is continuing or would be caused by the distribution and only if our available borrowing capacity is in excess of $40 million after distribution of dividend.  Additionally, the Certificates of Designation for our Preferred Stock issued to Trailer Investments, LLC (“Trailer Investments”), and our Investor Rights Agreement with Trailer Investments, provides a condition that, as long as any shares of our Preferred Stock remain outstanding, we are restricted from paying or declaring any dividend to our common stockholders unless otherwise approved by the majority of the holders of the outstanding Preferred Stock.  The reinstatement of quarterly cash dividends on our common stock will depend on our future earnings, capital availability and financial condition.

High and low stock prices as reported on the New York Stock Exchange for the last two years were:

	High	Low
2008
First Quarter	$9.50	$6.96
Second Quarter	$10.59	$7.55
Third Quarter	$11.69	$6.85
Fourth Quarter	$9.37	$3.26
2009
First Quarter	$5.07	$0.51
Second Quarter	$2.71	$0.68
Third Quarter	$3.25	$0.50
Fourth Quarter	$3.05	$1.36

Performance Graph

The following graph shows a comparison of cumulative total returns for an investment in our common stock, the S&P 500 Composite Index and the Dow Jones Transportation Index.  It covers the period commencing December 31, 2004 and ending December 31, 2009.  The graph assumes that the value for the investment in our common stock and in each index was $100 on December 31, 2004 and that all dividends were reinvested.

Comparative of Cumulative Total Return
December 31, 2004 through December 31, 2009
among Wabash National Corporation, the S&P 500 Index
and the Dow Jones Transportation Index

ITEM 6—SELECTED FINANCIAL DATA

The following selected consolidated financial data with respect to Wabash for each of the five years in the period ended December 31, 2009, have been derived from our consolidated financial statements.  The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$337,840	$836,213	$1,102,544	$1,312,180	$1,213,711
Cost of sales	360,750	815,289	1,010,823	1,207,687	1,079,196

Gross profit	(22,910)	20,924	91,721	104,493	134,515

Selling, general and administrative expenses	43,164	58,384	65,255	66,227	54,521
Impairment of goodwill	-	66,317	-	15,373	-

(Loss) Income from operations	(66,074)	(103,777)	26,466	22,893	79,994

Increase in fair value of warrant	(33,447)	-	-	-	-
Interest expense	(4,379)	(4,657)	(5,755)	(6,921)	(6,431)
Foreign exchange, net	31	(156)	3,818	(77)	231
Gain (loss) on debt extinguishment	(303)	151	546	-	-
Other, net	(594)	(323)	(387)	407	262

(Loss) Income before income taxes	(104,766)	(108,762)	24,688	16,302	74,056

Income tax (benefit) expense	(3,001)	17,064	8,403	6,882	(37,031)

Net (loss) income	$(101,765)	$(125,826)	$16,285	$9,420	$111,087

Preferred stock dividends	3,320	-	-	-	-

Net (loss) income applicable to common stockholders	$(105,085)	$(125,826)	$16,285	$9,420	$111,087

Basic net (loss) income per common share	$(3.48)	$(4.21)	$0.53	$0.30	$3.54

Diluted net (loss) income per common share	$(3.48)	$(4.21)	$0.52	$0.30	$3.04

Common stock dividends declared	$-	$0.135	$0.180	$0.180	$0.180

Balance Sheet Data:
Working capital	$(34,927)	$(2,698)	$146,616	$154,880	$213,201
Total assets	$223,777	$331,974	$483,582	$556,483	$548,653
Total debt and capital leases	$33,243	$85,148	$104,500	$125,000	$125,500
Stockholders' equity	$53,485	$153,437	$279,929	$277,955	$278,702

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2009, and our capital resources and liquidity as of December 31, 2009.  Our discussion begins with our assessment of the condition of the North American trailer industry along with a summary of the actions we have taken to strengthen Wabash.  We then analyze the results of our operations for the last three years, including the trends in the overall business and our operations segments, followed by a discussion of our cash flows and liquidity, capital markets events and transactions, our credit facility and contractual commitments.  We also provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements.  These are the critical accounting policies that affect the recognition and measurement of our transactions and the balances in our consolidated financial statements.  We conclude our MD&A with information on recent accounting pronouncements that we adopted during the year, as well as those not yet adopted that are expected to have an impact on our financial accounting practices.

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

Executive Summary

Our 2009 results reflect the challenges that the trailer industry faced throughout the year as the factors negatively impacting demand for new trailers became more intense and pervasive across the United States.  As a result, the already difficult conditions within the industry became progressively more challenging.  A weak housing market and overall weak consumer confidence were further magnified by credit tightening and severe shortages of liquidity in the financial markets.  The liquidity shortage has caused concern about the viability of many financial institutions and has negatively impacted the economy.  These factors combined together caused our revenue and gross profits to be significantly reduced from previous years.  Gross profit declined during 2009 due to lower sales volumes and overhead costs which did not decline as rapidly as sales volumes, even though certain expenses such as materials and direct labor generally fluctuated with sales volumes.

As a result of these economic conditions, our financial position and liquidity were negatively impacted, including events of default which occurred under our Revolving Facility.  In addition, reflected in our 2008 annual report, our independent registered public accounting firm included an explanatory paragraph with respect to substantial doubt about our ability to continue as a going concern.  In response to these various challenges, we pursued a wide range of strategic alternatives which resulted in the issuance of $35 million of preferred stock and warrants by the Company, which is discussed under the Liquidity and Capital Resources section below.  In addition, we entered into an Amended Revolving Facility which waived the previously incurred events of default.

Despite these adverse conditions, we were able to achieve strong safety performance, improved process yield and productivity, as well as deliver significant improvements in operating results in the second half of the year reflecting the impact of our cost reduction initiatives.  As of December 31, 2009, our liquidity position, defined as cash on hand and available borrowing capacity amounted to approximately $21.0 million.  We believe our liquidity is adequate to meet our expected operating results, working capital needs and capital expenditures for 2010.

We expect the overall trailer market for 2010 to be an improvement from 2009.  In fact, recent estimates from industry forecasters, ACT and FTR Associates (FTR), indicate rising levels of shipments in each of the next three years.  ACT is currently estimating 2010 levels to be approximately 103,000 units, or an increase of 28% while FTR anticipates a 21% increase in new trailers for 2010 as compared to 2009.  While we are encouraged to see signs of improvement in the overall trailer market for 2010, we will proceed with caution as the overall demand levels are expected to be stronger in the second half of the year as compared to the first half.  In addition, based on the current low demand environment, pricing competition will continue to adversely impact our margins as manufacturers compete for limited opportunities in order to fill under-utilized capacity.  We expect 2010 will remain a very price competitive environment, but we anticipate seeing pricing power improve as trailer order demand and confidence increases in the latter part of the year and into 2011.  We are also not relying solely on volume recovery to improve operations and profitability.  We continue to try to optimize our cost structure to improve results, including the consolidation of our flatbed manufacturing facilities expected to be completed during the first half of 2010.

Operating Performance

We measure our operating performance in four key areas – Safety/Environmental, Quality, Productivity and Cost Reduction.  Our objective of being better today than yesterday and better tomorrow than we are today is simple, straightforward and easily understood by all our associates.

•
Safety/Environmental.  We made a 10% improvement in our total recordable incident rate resulting in significant reductions in our workers compensation costs.  We maintain ISO 14001 registration of our Environmental Management System.  We believe that our improved environmental, health and safety management translates into higher labor productivity and lower costs as a result of less time away from work and improved system management.

•	Quality. We monitor product quality on a continual basis through a number of means for both internal and external performance as follows:

-
Internal performance.  Our primary internal quality measurement is Process Yield.  Process Yield is a performance metric that measures the impact of all aspects of the business on our ability to ship trailers at the end of the production process.  In 2009, quality expectations were increased while maintaining Process Yield performance and reducing rework.

-
External performance. We actively measure and track our warranty claims and costs. Early life cycle warranty claims are trended for performance monitoring and have shown a steady improvement from an average of approximately 6 claims per 100 trailers in 2005 to 3 claims per 100 trailers in 2008.  However, performance in 2009 deteriorated to 6 claims per 100 trailers produced as a result of supplied component issues and customer optioned materials used in place of our standard product offerings.  This information is utilized, along with other data, to drive continuous improvement initiatives relative to product quality and reliability. Through these efforts, we continue to realize improved quality, which has resulted in a sustained decrease for warranty payments over the past four years.

•
Productivity.  We measure productivity on many fronts. Some key indicators include production line speed, man-hours per trailer and inventory levels.  Improvements over the last several years in these areas have translated into significant improvements in our ability to better manage inventory flow and control costs.  In 2009, we focused on productivity enhancements within manufacturing assembly and sub-assembly areas through developing the capability for mixed model production.  We also established a central warehousing and distribution center to improve material flow, inventory levels and inventory accuracy within our supply chain. The final components of the warehousing consolidation project were completed in the end of the first quarter 2009, thus realizing significant savings in the supply chain operation.

•
Cost Reduction.  We believe Continuous Improvement (CI) is a fundamental component of our operational excellence focus.  We deployed value engineering and analysis teams to improve product and process costs thus keeping us competitive in the marketplace.  In 2009, we also took actions to reduce costs by temporarily slowing down production at some of our facilities, extending normal shutdown periods and reducing salaried headcount levels.  We deployed an operational excellence strategy to enhance a culture of daily continuous improvement.  We believe the improvements generated to date provide the flexibility needed to support our customers as well as provide the foundation for enhanced performance going forward.

Industry Trends

Truck transportation in the U.S., according to the ATA, was estimated to be a $660 billion industry in 2008.  ATA estimates that approximately 69% of all freight tonnage is carried by trucks at some point during its shipment.  Trailer demand is a direct function of the amount of freight to be transported.  To monitor the state of the industry, we evaluate a number of indicators related to trailer manufacturing and the transportation industry.  Recent trends we have observed include the following:

•
Transportation / Trailer Cycle.  Transportation, including trucking, is a cyclical industry that has experienced three cycles over the last 20 years.  Truck freight tonnage, according to ATA statistics, started declining year-over-year in 2006 and has remained at depressed levels through 2009.  In 2009, the tonnage index dropped 8.3% from 2008, the largest annual decrease since 1982; however, recent data shows improvement of freight tonnage in the fourth quarter of 2009.  The trailer industry generally precedes transportation industry cycles.  The current cycle began in early 2001 when industry shipments totaled approximately 140,000, reached a peak in 2006 with shipments of approximately 280,000 and, based on current ACT estimates, reached the bottom in 2009.  According to ACT, shipments in 2009 amounted to approximately 80,000 units and will grow to approximately 103,000 and 169,000 in 2010 and 2011, respectively.  Our view is generally consistent with that of ACT.

•
Age of Trailer Fleets.  Average age of fleets has increased during the recent industry downturn.  According to ACT, average age of dry and refrigerated vans has continued to increase and  is expected to reach historical highs by 2011 of approximately 8.5 years and 6 years, respectively.  These increases would suggest an increase in replacement demand over the next five years.

•
New Trailer Orders.  According to ACT, quarterly industry order placement rates have experienced year-over-year declines since the fourth quarter of 2006, with the exception of the second and fourth quarters of 2009.  Total trailer orders in 2009 were approximately 84,000 units, a 21% decrease from approximately 106,000 units ordered in 2008 driven by dry van orders, the largest segment of the trailer industry, declining year-over-year by approximately 34%.

•	Other Developments. Other developments and our view of their potential impact on the industry include:

-	Increased adoption of trailer-tracking technology has improved fleet productivity, resulting in improved trailer utilization and declining trailer/tractor ratios.

-	Miniaturization of electronic products resulting in increased density of loads could further decrease demand for dry van trailers.

-	Packaging optimization of bulk goods and the efficiency of the packaging around goods may contribute to further decreases in demand for dry van trailers.

-
Continuing improvements in trailer quality and durability resulting from technological advances like DuraPlate® composite, as well as increased trailer utilization due to growing adoption of trailer tracking could result in reduced trailer demand.

-
Trucking company profitability, which can be influenced by factors such as fuel prices, freight tonnage volumes, and government regulations, is highly correlated with the overall economy of the U.S.  Decreases in trucker profitability reduce the demand for, and financial ability to purchase, new trailers.

-
Although truck driver shortages have not been a large problem in the past year, the constraint is expected to return as freight demand increases.  As a result, trucking companies are under increased pressure to look for alternative ways to move freight, leading to more intermodal freight movement.  We believe that railroads are at or near capacity, which will limit their ability to grow.  We therefore expect that the majority of freight will still be moved by truck.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2009		2008		2007
Net sales	100.0%		100.0%		100.0%
Cost of sales	106.8		97.5		91.7
Gross profit	(6.8)		2.5		8.3

General and administrative expenses	9.5		5.3		4.5
Selling expenses	3.3		1.7		1.4
Impairment of goodwill	-		7.9		-
(Loss) Income from operations	(19.6)		(12.4)		2.4

Increase in fair value of warrant	(9.9)		-		-
Interest expense	(1.3)		(0.6)		(0.5)
Other, net	(0.2)		-		0.3
(Loss) Income before income taxes	(31.0)		(13.0)		2.2

Income tax (benefit) expense	(0.9)		2.0		0.7
Net (loss) income	(30.1	) %	(15.0	) %	1.5%

2009 Compared to 2008

Net Sales

Net sales in 2009 were $337.8 million, a decrease of $498.4 million, or 59.6%, compared to 2008.  By business segment, net external sales and related units sold were as follows (dollars in millions):

	Year Ended December 31,
	2009	2008	% Change
Sales by Segment
Manufacturing	$265.5	$694.2	(61.8)
Retail and Distribution	72.3	142.0	(49.1)
Total	$337.8	$836.2	(59.6)

New Trailers	(units)
Manufacturing	12,000	30,800	(61.0)
Retail and Distribution	800	2,500	(68.0)
Total	12,800	33,300	(61.6)

Used Trailers	3,200	6,600	(51.5)

Manufacturing segment sales for 2009 were $265.5 million, a decrease of $428.7 million, or 61.8%, compared to 2008.  The reduction in sales is primarily due to the continued weak market demand as new trailer sales volumes decreased approximately 18,800 units, or 61.0%.  Average selling prices declined slightly in 2009 as compared to the prior year due to customer demand and product mix.

Retail and distribution segment sales were $72.3 million in 2009, a decrease of $69.7 million, or 49.1%, compared to 2008.  Weak market demand across all product lines yielded reduced volumes as compared to 2008.  New trailer sales decreased $47.6 million, or 69.7%, due to a 68.0% reduction in volumes.  Used trailer sales were down $17.4 million, or 47.7%, primarily due to a 51.5% reduction in volumes.  Parts and service sales were down $4.6 million, or 12.5%.

Cost of Sales

Cost of sales for 2009 was $360.8 million, a decrease of $454.5 million, or 55.8% compared to 2008.  As a percentage of net sales, cost of sales was 106.8% in 2009 compared to 97.5% in 2008.

Manufacturing segment cost of sales, as detailed in the following table, was $288.3 million for 2009, a decrease of $392.1 million, or 57.6%, compared to 2008.  As a percentage of net sales, cost of sales was 108.6% in 2009 compared to 98.0% in 2008.

	Year Ended December 31,
Manufacturing Segment	2009		2008
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$202.5	76.3%	$517.9	74.6%
Other Manufacturing Costs	85.8	32.3%	162.5	23.4%
	$288.3	108.6%	$680.4	98.0%

As shown in the table above, cost of sales is composed of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.  Material costs were 76.3% of net sales in 2009 compared to 74.6% in 2008.  The 1.7% increase is primarily the result of increased raw material commodity and component costs driven by unfavorable fixed price aluminum contracts as compared to market pricing which could not be offset by increases in selling prices.  In addition, our other manufacturing costs increased from 23.4% of net sales to 32.3% in 2009.  The 8.9% increase is primarily the result of the inability to reduce fixed costs in proportion to the 61.0% decrease in new trailer volumes.

Retail and distribution segment cost of sales was $72.7 million in 2009, a decrease of $63.2 million, or 46.5%, compared to the 2008 period.  As a percentage of net sales, cost of sales was 100.6% in 2009 compared to 95.7% in 2008.  The 4.9% increase was primarily the result of a 9.9% increase as a percent of net sales in direct and indirect labor and overhead expenses due to the inability to reduce these costs in proportion to the 68.0% and 51.5% reductions in new and used trailer volumes, respectively.  This increase in cost of sales as a percentage of net sales compared to the prior year was further magnified by valuation reserves required due to the depressed market conditions for both new and used trailers.

Gross Profit

Gross profit in 2009 was negative $22.9 million, down $43.8 million compared to 2008.  Gross profit as a percent of sales was negative 6.8% in 2009 compared to 2.5% in 2008.  Gross profit by segment was as follows (in millions):

	Year Ended December 31,
	2009	2008
Gross Profit by Segment:
Manufacturing	$(22.7)	$13.8
Retail and Distribution	(0.4)	6.1
Intercompany Profit Eliminations	0.2	1.0
Total	$(22.9)	$20.9

Manufacturing segment gross profit was negative $22.7 million in 2009, a decrease of $36.5 million compared to 2008.  Gross profit as a percentage of sales was negative 8.5% in 2009 compared to 2.0% in 2008.  The decrease in gross profit and gross profit margin percentage was primarily driven by the 61.0% decline in new trailer volumes coupled with higher raw material and component part costs that outpaced increases in selling prices.

Retail and distribution segment gross profit was negative $0.4 million in 2009, a decrease of $6.5 million compared to 2008.  Gross profit as a percentage of sales was negative 0.6% compared to 4.3% in 2008 due to reduced trailer and parts and service volumes as well as continued pricing pressures on new and used trailers.

General and Administrative Expenses

General and administrative expenses were $32.0 million in 2009, a decrease of $12.1 million, or 27.5%, compared to the prior year.  The decrease was the result of our cost cutting initiatives to adjust our cost structure to match the current market demand.  These initiatives resulted in an $8.2 million reduction in salaries and employee related costs, net of severances, due to headcount and base pay reductions made in the current year as well as a reduction of approximately $3.9 million in other various discretionary costs.

Selling Expenses

Selling expenses were $11.2 million in 2009, a decrease of $3.1 million, or 21.8%, compared to the prior year.  The decrease was the result of our cost cutting initiatives and efforts to adjust our cost structure to match the current market demand.  These initiatives resulted in a $2.3 million reduction in salaries and other employee related costs, net of severances, due to headcount and base pay reductions as well as reductions in advertising and promotional activities of $0.6 million.

Other Income (Expense)

Increase in fair value of warrant of $33.4 million represents the expense recognized as a result of the fair value adjustment for the warrant issued to Trailer Investments as a part of the Securities Purchase Agreement entered into on July 17, 2009.

Loss on debt extinguishment of $0.3 million represents a proportionate write-off of deferred debt issuance costs recognized on the amendment and reduction in capacity of our Revolving Credit Facility, which was effective on August 3, 2009.

Other, net includes an expense of $0.9 million relating to the termination of our interest rate swaps previously designated as cash flow hedges.  The current period ending December 31, 2009 includes the acceleration of amounts previously reported through Other Comprehensive Income (Loss) as the designated hedged transaction was considered no longer probable.

Income Taxes

In 2009, we recognized income tax benefit of $3.0 million compared to income tax expense of $17.1 million in 2008.  The effective rate for 2009 was (2.9%).  This rate differs from the U.S. federal statutory rate of 35% primarily due to the recognition of a full valuation allowance against our net deferred tax asset, the effect of a non-deductible adjustment to the fair market value of our warrant and the reduction in valuation allowance of $2.9 million whereby, in January 2010, we filed a claim with the IRS for a refund of $2.9 million for U.S. federal alternative minimum taxes previously paid during the years 2004 through 2006 as provided under the provisions of the Worker, Homeownership, and Business Assistance Act of 2009, which was signed into law in November 2009.

As of December 31, 2009, we had a U.S. federal tax net operating loss carryforward of $166.6 million, which will expire beginning in 2022, if unused, and which may be subject to other limitations under IRS rules.  We have various multi-state income tax net operating loss carryforwards, which have been recorded as a deferred income tax asset, of approximately $16.5 million, before valuation allowances.  We also have various U.S. federal income tax credit carryforwards, which will expire beginning in 2013, if unused.

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

Manufacturing segment cost of sales was $680.4 million in 2008, a decrease of $189.6 million, or 21.8%, compared to 2007.  As a percentage of net sales, cost of sales was 98.0% in 2008 compared to 91.3% in 2007.  Cost of sales for our manufacturing business segment for the years ending December 31, 2008 and 2007 were as follows (dollars in millions):

	Year Ended December 31,
Manufacturing Segment	2008		2007
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$517.9	74.6%	$669.5	70.3%
Other Manufacturing Costs	162.5	23.4%	200.5	21.0%
	$680.4	98.0%	$870.0	91.3%

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

Liquidity and Capital Resources

Capital Structure

The year ending December 2009 was a challenging year for the trailer industry as the factors negatively impacting demand for new trailers became more intense and pervasive across the United States.  As a result, the already difficult conditions within the industry became progressively more challenging, and our revenue and gross profits were significantly reduced from previous years.  As a result of these economic conditions, our financial position and liquidity were negatively impacted, including events of default which occurred under our previous revolving credit facility.  In light of the economic conditions, the decline in our operating results and the instability in the capital markets, on July 17, 2009, we entered into a Securities Purchase Agreement with Trailer Investments pursuant to which Trailer Investments purchased 20,000 shares of Series E Preferred, 5,000 shares of Series F Preferred, and 10,000 shares of Series G Preferred for an aggregate purchase price of $35.0 million.  Trailer Investments also received a warrant that is exercisable at $0.01 per share for 24,762,636 newly issued shares of our common stock representing, on August 3, 2009, the date the warrant was delivered, 44.21% of our issued and outstanding common stock after giving effect to the issuance of the shares underlying the warrant, subject to upward adjustment to maintain that percentage if currently outstanding options are exercised. The number of shares of common stock subject to the warrant is also subject to upward adjustment to an amount equivalent to 49.99% of the issued and outstanding common stock outstanding immediately after the closing after giving effect to the issuance of the shares underlying the warrant in specified circumstances where we lose the ability to utilize our net operating loss carryforwards, including as a result of a stockholder acquiring greater than 5% of our outstanding common stock.  Of the aggregate amount of $35.0 million received, approximately $13.2 million was attributed to the warrant and $21.8 million was attributed to the preferred stock based on the estimated fair values of these instruments as of the date of issuance.  The difference between the initial value and the liquidation value of the Preferred Stock, including issuance costs of approximately $2.8 million, will be accreted as preferred stock dividends over a period of five years using the effective interest method.

The Series E Preferred, Series F Preferred and Series G Preferred pay an annual dividend rate of 15%, 16% and 18%, respectively.  The dividend on each series of Preferred Stock is payable quarterly and subject to increase by 0.5% every quarter if the applicable series of Preferred Stock is still outstanding after August 3, 2014.  During the first two years following the issuance of the Preferred Stock, we may elect to accrue these dividends unpaid in which these unpaid dividends accrue dividends.  Accordingly, the unpaid accrued dividends as of December 31, 2009 have been reflected in Preferred Stock on our consolidated balance sheet.  The unpaid dividends, including the additional dividends accrued as a result of previously unpaid dividends, are not required to be repaid until redemption of the Preferred Stock, but is not precluded from being paid prior to redemption without penalty, at our discretion.  Additionally, the Preferred Stock restricts our ability to declare or pay cash dividends to the holders of common stock so long as any shares of the Preferred Stock remain outstanding unless otherwise approved by the majority of the holders of the outstanding Preferred Stock.

The Preferred Stock also provides the holders with certain rights including an increase in the dividend rate upon the occurrence of any event of noncompliance.

We may at any time after one year from the date of issuance redeem all or any portion of the Preferred Stock with a liquidation value of $1,000 per share including a premium adjustment ranging between 15% and 20% if redemption occurs before August 3, 2014.  The premium for early redemption would be applied to the sum of the liquidation value and any accrued and unpaid dividends, except as previously discussed.

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

In accordance with the Securities Purchase Agreement, Trailer Investments has the right to nominate five out of twelve members of our board of directors. Furthermore, Trailer Investments also has the following rights: rights to information delivery and access to information and our management team; veto rights over certain significant aspects of our operations and business, including payments of dividends, issuance of our securities, incurrence of indebtedness, liquidation and sale of assets, changes in the size of our board of directors, amendments of organizational documents of the Company and its subsidiaries and other material actions by the Company,  subject to certain thresholds and limitations; right of first refusal to participate in any future private financings; and certain other customary rights granted to investors in similar transactions. We were also required to promptly file a registration statement to permit resale of the warrant shares to the maximum extent possible, and that registration statement became effective on December 8, 2009.

As of December 31, 2009, our debt to equity ratio was approximately 0.6:1.0.  Our long-term objective is to generate operating cash flows sufficient to fund normal working capital requirements, to fund capital expenditures and to be positioned to take advantage of market opportunities.  For 2010 we expect to fund operating results, working capital requirements and capital expenditures through cash flows from operations as well as available borrowings under our Revolving Facility.

Debt Agreements

Concurrent with entering into the Securities Purchase Agreement, on July 17, 2009, we entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Facility”) with our lenders, effective August 3, 2009, with a maturity date of August 3, 2012.  The Amended Facility is guaranteed by certain subsidiaries of ours and secured by substantially all of our assets.  The Amended Facility has a capacity of $100 million, subject to a borrowing base, a $12.5 million reserve and other discretionary reserves.  The Amended Facility amends and restates our previous revolving credit facility, and our lenders waived certain events of default that had occurred under the previous revolving credit facility and waived the right to receive default interest during the time the events of default had continued.

The interest rate on borrowings under the Amended Facility from the date of effectiveness, or August 3, 2009, through July 31, 2010 is LIBOR plus 4.25% or the prime rate of Bank of America, N.A. (the “Prime Rate”) plus 2.75%.  After July 31, 2010, the interest rate is based upon average unused availability and will range between LIBOR plus 3.75% to 4.25% or the Prime Rate plus 2.25% to 2.75%.  We are required to pay a monthly unused line fee equal to 0.375% times the average daily unused availability along with other customary fees and expenses of our agent and lenders.  All interest and fees are paid monthly.

The Amended Facility contains customary representations, warranties, affirmative and negative covenants, including, without limitation, restrictions on mergers, dissolutions, acquisitions, indebtedness, affiliate transactions, the occurrence of liens, payments of subordinated indebtedness, disposition of assets, leases and changes to organizational documents.

Under the Amended Facility, we may not repurchase or redeem our common stock and may not pay cash dividends to our common stockholders until the second anniversary of the effectiveness of the Amended Facility, or August 3, 2011, and then only if (i) no default or events of default are then in existence or would be caused by such purchase, redemption or payment, (ii) immediately after such purchase, redemption or payment, we have unused availability of at least $40 million, (iii) the amount of all cash dividends paid does not exceed $20 million in any fiscal year and (iv) at least 5 business days prior to the purchase, redemption or payment, any one of our officers has delivered a certificate to our lenders certifying that the conditions precedent in clauses (i)-(iii) have been satisfied.  We are, however, permitted to repurchase stock from employees upon termination of their employment so long as no default or event of default exists at the time or would be caused by such repurchase and such repurchases do not exceed $2.5 million in any fiscal year.

In addition, we may not repurchase or redeem the Preferred Stock and may not pay cash dividends to the holders of the Preferred Stock until July 1, 2010. At any time after July 1, 2010 until the second anniversary of the effectiveness of the Amended Facility, we may pay cash dividends or redeem or repurchase the Preferred Stock if (i) no default or events of default are then in existence or would be caused by such purchase, redemption or payment, (ii) immediately after such purchase, redemption or payment, we have unused availability of at least $25 million and (iii) at least 5 business days prior to the purchase, redemption or payment, any one of our officers has delivered a certificate to our lenders certifying that the conditions precedent in clauses (i)-(iii) have been satisfied. After the second anniversary of the effectiveness of the Amended Facility, the unused availability condition precedent is reduced to $12.5 million.

The Amended Facility contains customary events of default including, without limitation, failure to pay obligations when due under the Amended Facility, false and misleading representations, breaches of covenants (subject in some instances to cure and grace periods), defaults on certain other indebtedness, the occurrence of certain uninsured losses, business disruptions for a period of time that materially adversely affects the capacity to continue business on a profitable basis, changes of control and the incurrence of certain judgments that are not stayed, released or discharged within 30 days.

Cash Flow

Cash used in operating activities amounted to $7.0 million in 2009 as compared to $30.7 of cash provided by operations in 2008.  The use of cash from operating activities in 2009 was primarily the result of $45.1 million of net losses, adjusted for various non-cash activities, including depreciation, amortization, stock-based compensation and changes in the fair value of our warrant, offset by improvements in our working capital.  Changes in working capital accounted for a source of cash totaling $38.1 million in 2009 and $46.0 million in 2008.  The reduced sales volumes and purchasing activities due to the slow economy and our focus on working capital and liquidity management have yielded positive cash flow results.  Changes to key working capital accounts for 2009 compared to the prior year are summarized below (in millions):

	2009	2008	Change
Accounts receivable	$20.8	$30.8	$(10.0)
Inventories	41.1	20.2	20.9
Accounts payable and accrued liabilities	(22.7)	(5.7)	(17.0)

During 2009, accounts receivable decreased by $20.8 million as compared to a decrease of $30.8 million in 2008. The decrease for 2009 was primarily the result of the reduction in sales volumes as reported within our Consolidated Statements of Operations.  Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, grew to approximately 21 days in 2009 compared to 16 days in 2008.  Inventory decreased $41.1 million during 2009 compared to a decrease of $20.2 million in 2008.  The inventory decrease for 2009 was due to lower new and used trailer inventories resulting from continued weak market demand as well as improvements in our inventory management system.  Inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately five times in 2009 and seven times in 2008.  Accounts payable and accrued liabilities decreased $22.7 million in 2009 compared to a decrease of $5.7 million in 2008.  The decrease in the current year was primarily due to lower raw material and component part purchases as compared to the prior year due to lower production levels and the slow demand.  Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 31 days for 2009 compared to 16 days for 2008.

Investing activities used $0.7 million in 2009 compared to $12.4 million in the prior year.  The decrease of $11.7 million from the prior year was due to limiting capital spending to required replacement projects and cost reduction initiatives.  The 2008 period includes $2.8 million used to acquire certain equipment from Benson International LLC, a manufacturer of aluminum flatbeds, dump trailers and other truck bodies.

Financing activities used $21.0 million in 2009 as the proceeds received from the issuance of preferred stock and a warrant to Trailer Investments were more than offset by debt payments made on outstanding borrowings under the Amended Facility.  Dividend payments were suspended as of December 2008.

As of December 31, 2009, our liquidity position, defined as cash on hand and available borrowing capacity, net of availability reserves as established in our Amended Facility, amounted to approximately $21.0 million and total debt and capital lease obligations amounted to approximately $33.2 million.  As a result of the August 3, 2009 investment and concurrent with our Amended Facility, described in the Capital Structure section above, we believe our liquidity is adequate to meet our expected operating results, working capital needs and capital expenditures for 2010, a period of economic uncertainty.

In light of current uncertain market and economic conditions, we have and will continue to aggressively manage our cost structure, capital expenditures and cash position.  We implemented various cost reduction actions in 2009 that have substantially decreased our overhead and operating costs, including:

•
salaried workforce headcount reductions of approximately 150 associates, or 25%, bringing total salaried headcount reductions to over 40%, or approximately 250 associates, since the beginning of the industry downturn in early 2007;

•	a temporary 16.75% reduction in base salary for Executive Officers;
•	a temporary reduction of 15% of annualized base salary for all remaining exempt-level salaried associates, combined with a reduction in the standard work week for most from 40 hours to 36 hours;
•	a temporary reduction in the standard paid work week from 40 hours to 36 hours for all non-exempt associates;
•	a temporary 5% reduction in hourly wages;
•	a temporary 16.7% reduction of director cash compensation;
•	a temporary suspension of the 401(k) company match;
•	the introduction of a voluntary unpaid layoff program with continuation of benefits;
•	the continued close regulation of the work-day and headcount of hourly associates; and
•	the consolidation of our Transcraft production facilities to be completed in early 2010.

These actions are incremental to previous actions taken during this downturn, including idling of plants and assembly lines, consolidation and transformation initiatives at our Lafayette facility, salaried workforce reductions, reductions in total compensation awards to executives and other eligible participants, the suspension of any company match for non-qualified plan participants and the suspension of our quarterly dividend.

Capital Expenditures

Capital spending for 2009 amounted to $1.0 million and is anticipated to be approximately $2.0 million for 2010.  The spending for 2010 will be limited to the consolidation of our Transcraft production facilities, required replacement projects and cost reduction initiatives in efforts to manage cash flows and enhance liquidity.

Off-Balance Sheet Transactions

As of December 31, 2009, we had approximately $2.4 million in operating lease commitments.  We did not enter into any material off-balance sheet debt or operating lease transactions during the year.

Outlook

We continue to face uncertainty regarding the demand for trailers during the current economic environment. According to the most recent ACT estimates, total trailer industry shipments for 2010 are expected to be up 28% from 2009 to approximately 103,000 units. By product type, ACT is estimating that van trailer shipments will be up approximately 36% in 2010 compared to 2009. ACT is forecasting that platform trailer shipments will grow approximately 25% and dump trailer shipments will increase approximately 55% in 2010. For 2011, ACT estimates that shipments will grow approximately 64% to a total of 169,000 units. Downside concerns for 2010 relate to continued issues with the global economy, unemployment, tight credit markets, as well as depressed housing and construction-related markets in the U.S. Taking into consideration recent economic and industry forecasts, as well as discussions with customers and suppliers, management expects demand for new trailers to improve as we move through 2010 and the economy continues to improve. Even so, the trailer industry will continue to be challenged and, although our financial condition is expected to improve with increased volume, we expect to incur net losses in 2010, which will further reduce our stockholders’ equity.

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

While our expectations for industry volumes are generally in line with those of ACT, pricing will continue to be difficult in 2010 due to overcapacity and fierce competitive activity.  In addition raw material and component costs are expected to rise as overall demand will drive an increase in prices as the economy improves.  As has been our policy, we will endeavor to pass along raw material and component price increases to our customers.  We have a focus on continuing to develop innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition in order to return to profitability.

Contractual Obligations and Commercial Commitments

A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of December 31, 2009 are as follows (in millions):

	2010	2011	2012	2013	2014	Thereafter	Total

DEBT:
Revolving Facility (due 2012)	$-	$-	$28.4	$-	$-	$-	$28.4
Capital Lease (including principal and interest)	0.6	4.6	-	-	-	-	5.2
TOTAL DEBT	$0.6	$4.6	$28.4	$-	$-	$-	$33.6

PREFERRED STOCK:
Preferred Stock	$-	$3.8	$7.6	$7.6	$7.7	$47.2	$73.9
TOTAL PREFERRED STOCK	$-	$3.8	$7.6	$7.6	$7.7	$47.2	$73.9

OTHER:
Operating Leases	$1.2	$0.5	$0.3	$0.3	$0.1	$-	$2.4
TOTAL OTHER	$1.2	$0.5	$0.3	$0.3	$0.1	$-	$2.4

OTHER COMMERCIAL COMMITMENTS:
Letters of Credit	$6.8	$-	$-	$-	$-	$-	$6.8
Purchase Commitments	7.0	-	-	-	-	-	7.0
TOTAL OTHER COMMERCIAL COMMITMENTS	$13.8	$-	$-	$-	$-	$-	$13.8

TOTAL OBLIGATIONS	$15.6	$8.9	$36.3	$7.9	$7.8	$47.2	$123.7

Scheduled payments for our Amended Facility exclude interest payments as rates are variable.  Borrowings under the Amended Facility bear interest at a variable rate based on the London Interbank Offer Rate (LIBOR) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement.  The interest rate on borrowings under the Amended Facility from the date of effectiveness, or August 3, 2009, through July 31, 2010 is LIBOR plus 4.25% or the prime rate plus 2.75%.  After July 31, 2010, the interest rate is based upon average unused availability and will range between LIBOR plus 3.75% to 4.25% and the prime rate plus 2.25% to 2.75%.

Obligations outstanding under our Preferred Stock that was issued pursuant to the Securities Purchase Agreement with Trailer Investments include annual dividend rates on the Series E Preferred, Series F Preferred and Series G Preferred of 15%, 16% and 18%, respectively.  The dividend on each series of Preferred Stock is payable quarterly and subject to increase by 0.5% every quarter if the applicable series of Preferred Stock is still outstanding after August 3, 2014.  During the first two years following the issuance of the Preferred Stock, we may elect and intend to accrue these dividends unpaid.  The Preferred Stock also provides the holders with certain rights including an increase in the dividend rate upon the occurrence of any event of noncompliance.  The contractual obligations assume redemption at January 1, 2015.  We may at any time after August 3, 2014 redeem all or a portion of the Preferred Stock at a liquidation value of $1,000 per share plus any accrued and unpaid dividends.

Operating leases represent the total future minimum lease payments.

We have $7.0 million in purchase commitments through December 2010 for aluminum, which is within normal production requirements.

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

We consider an accounting estimate to be critical if:

•	it requires us to make assumptions about matters that were uncertain at the time we were making the estimate; and
•	changes in the estimate or different estimates that we could have selected would have had a material impact on our financial condition or results of operations.

The table below presents information about the nature and rationale for our critical accounting estimates:

Balance Sheet Caption	Critical Estimate Item	Nature of Estimates Required	Assumptions/ Approaches Used	Key Factors

Other accrued liabilities and other non-current liabilities	Warranty	Estimating warranty requires us to forecast the resolution of existing claims and expected future claims on products sold.
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
			We estimate cash flows using internal budgets based on recent sales data, and independent trailer production volume estimates.	Future production estimates Discount rate

Deferred income taxes	Recoverability of deferred tax assets - in particular, net operating loss carry-forwards	We are required to estimate whether recoverability of our deferred tax assets is more likely than not based on forecasts of taxable earnings.	We use projected future operating results, based upon our business plans, including a review of the eligible carry-forward period, tax planning opportunities and other relevant considerations.	Variances in future projected profitability, including by taxing entity Tax law changes

Additional paid-in capital	Stock-based compensation	We are required to estimate the fair value of all stock awards we grant.	We use a binomial valuation model to estimate the fair value of stock awards. We feel the binomial model provides the most accurate estimate of fair value.	Risk-free interest rate Historical volatility Dividend yield Expected term

In addition, there are other items within our financial statements that require estimation, but are not as critical as those discussed above.  Changes in estimates used in these and other items could have a significant effect on our consolidated financial statements.  The determination of the fair market value of new and used trailers is subject to variation, particularly in times of rapidly changing market conditions.  A 5% change in the valuation of our new and used inventories would be approximately $3 million.

Other

Inflation

We have historically been able to offset the impact of rising costs through productivity improvements as well as selective price increases.  As a result, inflation has not had, and is not expected to have, a significant impact on our business.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued a statement on accounting standards codification.  The statement establishes the codification as the single official source of authoritative United States accounting and reporting standards for all non-governmental entities (other than guidance issued by the SEC).  The codification changes the referencing and organization on financial standards and is effective for interim and annual periods ending on or after September 15, 2009.  We began applying the codification to our disclosures in the third quarter of 2009.  As codification is not intended to change the existing accounting guidance, its adoption has not had an impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued a statement on subsequent events.  The statement establishes a general standard of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, the statement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  In addition, we shall disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  The requirements of the statement were effective for interim and annual financial periods ending after June 15, 2009.  We evaluated our December 31, 2009 consolidated financial statements for subsequent events through the date that our consolidated financial statements were filed with the SEC.  No subsequent events have taken place that meet the definition of a subsequent event that requires further disclosure in this filing.

In March 2008, the FASB issued a statement on derivative instruments and hedging activities.  The statement requires enhanced disclosures for derivative and hedging activities, including information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and we adopted in the first quarter of 2009.  As the statement only requires enhanced disclosures, it has not had a material impact on our financial position, results of operations or cash flows.  See Note 3 of our consolidated financial statements for further discussion of derivative instruments and hedging activities.

In September 2006, the FASB issued a statement on fair value measurements.  The statement provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities.  It does not expand the use of fair value measurement.  In February 2008, the FASB announced that it was deferring the effective date to fiscal years beginning after November 15, 2008 for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  For these financial and non-financial assets and liabilities that are remeasured at least annually, this statement was effective for fiscal years beginning after November 15, 2007.  Derivative instruments and hedging activities are carried at fair value.  The adoption of this statement has not had a material impact on our financial position, results of operations or cash flows.  See Note 4 of our consolidated financial statements for further discussion of fair value measurements.

In June 2008, the FASB issued a statement on determining whether instruments granted in share-based payment transactions are participating securities.  The statement identifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of this statement.  While our computations of earnings per share have been retrospectively restated, the adoption of this statement did not have a material impact on our results of operations, financial position or earnings per share for any period presented.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices and interest rates.  The following discussion provides additional detail regarding our exposure to these risks.

a.	Commodity Price Risks

We are exposed to fluctuation in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and polyethylene.  Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs.  Historically, we have managed aluminum price changes by entering into fixed price contracts with our suppliers.  As of December 31, 2009, we had $7.0 million in raw material purchase commitments through December 2010 for materials that will be used in the production process.  We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order.  To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.

b.	Interest Rates

As of December 31, 2009, we had $28.4 million of floating rate debt outstanding under our revolving facility.  A hypothetical 100 basis-point change in the floating interest rate from the current level would result in a corresponding $0.3 million change in interest expense over a one-year period.  This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wabash National Corporation:

We have audited the accompanying consolidated balance sheets of Wabash National Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wabash National Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wabash National Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2010 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Indianapolis, Indiana
March 25, 2010

WABASH NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$1,108	$29,766
Accounts receivable, net	17,081	37,925
Inventories	51,801	92,896
Prepaid expenses and other	6,877	5,307
Total current assets	76,867	165,894

PROPERTY, PLANT AND EQUIPMENT, net	108,802	122,035

INTANGIBLE ASSETS	25,952	29,089

OTHER ASSETS	12,156	14,956
	$223,777	$331,974

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$-	$80,008
Current portion of capital lease obligation	337	337
Accounts payable	30,201	42,798
Other accrued liabilities	34,583	45,449
Warrant	46,673	-
Total current liabilities	111,794	168,592

LONG-TERM DEBT	28,437	-

CAPITAL LEASE OBLIGATION	4,469	4,803

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES	3,258	5,142

PREFERRED STOCK, net of discount, 25,000,000 shares authorized, $0.01 par value, 35,000 and 0 shares issued and outstanding, respectively	22,334	-

STOCKHOLDERS' EQUITY:
Common stock 75,000,000 shares authorized, $0.01 par value, 30,376,374 and 30,026,010 shares issued and outstanding, respectively	331	324
Additional paid-in capital	355,747	352,137
Retained deficit	(277,116)	(172,031)
Accumulated other comprehensive income	-	(1,516)
Treasury stock at cost, 1,675,600 common shares	(25,477)	(25,477)
Total stockholders' equity	53,485	153,437
	$223,777	$331,974

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007

NET SALES	$337,840	$836,213	$1,102,544

COST OF SALES	360,750	815,289	1,010,823

Gross profit	$(22,910)	$20,924	$91,721

GENERAL AND ADMINISTRATIVE EXPENSES	31,988	44,094	49,512

SELLING EXPENSES	11,176	14,290	15,743

IMPAIRMENT OF GOODWILL	-	66,317	-

(Loss) Income from operations	$(66,074)	$(103,777)	$26,466

OTHER INCOME (EXPENSE):
Increase in fair value of warrant	(33,447)	-	-
Interest expense	(4,379)	(4,657)	(5,755)
Foreign exchange, net	31	(156)	3,818
(Loss) Gain on debt extinguishment	(303)	151	546
Other, net	(594)	(323)	(387)

(Loss) Income before income taxes	$(104,766)	$(108,762)	$24,688

INCOME TAX (BENEFIT) EXPENSE	(3,001)	17,064	8,403

Net (loss) income	$(101,765)	$(125,826)	$16,285

PREFERRED STOCK DIVIDENDS	3,320	-	-

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(105,085)	$(125,826)	$16,285

COMMON STOCK DIVIDENDS DECLARED	$-	$0.135	$0.180

BASIC NET (LOSS) INCOME PER SHARE	$(3.48)	$(4.21)	$0.53

DILUTED NET (LOSS) INCOME PER SHARE	$(3.48)	$(4.21)	$0.52

COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(101,765)	$(125,826)	$16,285
Changes in fair value of derivatives, net of tax	118	(1,516)	-
Reclassification adjustment for foreign exchange gains included in net (loss) income	-	-	(3,322)
Reclassification adjustment for interest rate swaps included in net (loss) income	1,398	-	-
Foreign currency translation adjustment	-	-	347
NET COMPREHENSIVE (LOSS) INCOME	$(100,249)	$(127,342)	$13,310

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

			Additional	Retained	Other
	Common Stock		Paid-In	Earnings	Comprehensive	Treasury
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Stock	Total

BALANCES, December 31, 2006	30,480,034	$319	$342,737	$(52,887)	$2,975	$(15,189)	$277,955

Net income for the year	-	-	-	16,285	-	-	16,285
Foreign currency translation	-	-	-	-	347	-	347
Foreign currency translation realized on disposition of Canadian subsidiary	-	-	-	-	(3,322)	-	(3,322)
Stock-based compensation	46,734	2	4,356	-	-	-	4,358
Stock repurchase	(716,068)	-	(214)	-	-	(10,288)	(10,502)
Common stock dividends	-	-	-	(5,456)	-	-	(5,456)
Tax benefit from stock-based compensation	-	-	(125)	-	-	-	(125)
Common stock issued under:
Stock option plan	10,636	-	74	-	-	-	74
Outside directors' plan	21,609	-	315	-	-	-	315

BALANCES, December 31, 2007	29,842,945	$321	$347,143	$(42,058)	$-	$(25,477)	$279,929

Net loss for the year	-	-	-	(125,826)	-	-	(125,826)
Stock-based compensation	155,852	3	4,987	-	-	-	4,990
Stock repurchase	(17,714)	-	(138)	-	-	-	(138)
Common stock dividends	-	-	-	(4,147)	-	-	(4,147)
Tax benefit from stock-based compensation	-	-	(222)	-	-	-	(222)
Interest rate swap	-	-	-	-	(1,516)	-	(1,516)
Common stock issued under:
Stock option plan	11,267	-	97	-	-	-	97
Outside directors' plan	33,660	-	270	-	-	-	270

BALANCES, December 31, 2008	30,026,010	$324	$352,137	$(172,031)	$(1,516)	$(25,477)	$153,437

Net loss for the year	-	-	-	(101,765)	-	-	(101,765)
Stock-based compensation	178,172	5	3,377	-	-	-	3,382
Stock repurchase	(22,052)	-	(35)	-	-	-	(35)
Preferred stock dividends	-	-	-	(3,320)	-	-	(3,320)
Interest rate swap	-	-	-	-	1,516	-	1,516
Common stock issued under:
Outside directors' plan	194,244	2	268	-	-	-	270

BALANCES, December 31, 2009	30,376,374	$331	$355,747	$(277,116)	$-	$(25,477)	$53,485

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities
Net (loss) income	$(101,765)	$(125,826)	$16,285
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	19,585	21,467	19,467
Net (gain) loss on sale of assets	(55)	606	116
Foreign exchange gain on disposition of Canadian subsidiary	-	-	(3,322)
Loss (Gain) on early debt extinguishment	303	(151)	(546)
Deferred income taxes	-	17,286	8,182
Excess tax benefits from stock-based compensation	-	(6)	(33)
Increase in fair value of warrant	33,447	-	-
Stock-based compensation	3,382	4,990	4,358
Impairment of goodwill	-	66,317	-
Changes in operating assets and liabilities
Accounts receivable	20,845	30,827	41,710
Finance contracts	-	-	7
Inventories	41,095	20,229	19,958
Prepaid expenses and other	(1,570)	436	6
Accounts payable and accrued liabilities	(22,666)	(5,657)	(48,487)
Other, net	385	153	2,987
Net cash (used in) provided by operating activities	$(7,014)	$30,671	$60,688

Cash flows from investing activities
Capital expenditures	(981)	(12,613)	(6,714)
Acquisition, net of cash acquired	-	-	(4,500)
Proceeds from the sale of property, plant and equipment	300	213	147
Net cash used in investing activities	$(681)	$(12,400)	$(11,067)

Cash flows from financing activities
Proceeds from exercise of stock options	-	97	74
Excess tax benefits from stock-based compensation	-	6	33
Borrowings under revolving credit facilities	276,853	202,908	103,721
Payments under revolving credit facilities	(328,424)	(122,900)	(103,721)
Payments under long-term debt obligations	-	(104,133)	(19,852)
Principal payments under capital lease obligation	(334)	(193)	-
Repurchase of common stock	-	-	(11,668)
Proceeds from issuance of preferred stock and warrant	35,000	-	-
Preferred stock issuance costs paid	(2,638)	-	-
Debt amendment costs paid	(1,420)	(4)	(1,362)
Common stock dividends paid	-	(5,510)	(5,507)
Net cash used in financing activities	$(20,963)	$(29,729)	$(38,282)

Net (decrease) increase in cash and cash equivalents	$(28,658)	$(11,458)	$11,339
Cash and cash equivalents at beginning of year	29,766	41,224	29,885
Cash and cash equivalents at end of year	$1,108	$29,766	$41,224

Supplemental disclosures of cash flow information
Cash paid (received) during the period for
Interest	$5,055	$5,247	$4,870
Income taxes	$(865)	$(4)	$890

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

Wabash National Corporation (the “Company”) designs, manufactures and markets standard and customized truck trailers and intermodal equipment under the Wabash®, DuraPlate®, DuraPlateHD®, FreightPro®, ArcticLite®, RoadRailer®, Transcraft®, Eagle®, Eagle II®, D-Eagle® and BensonTM trademarks.  The Company’s wholly-owned subsidiary, Wabash National Trailer Centers, Inc., sells new and used trailers through its retail network and provides aftermarket parts and service for the Company’s and competitors’ trailers and related equipment.

The year ending December 31, 2009 was challenging for the trailer industry as the factors negatively impacting demand for new trailers became more intense and pervasive across the United States.  According to the most recent A.C.T. Research Company, LLC (“ACT”) estimates, total trailer industry shipments in 2009 were approximately 80,000, or a decline of 44% from the 143,000 trailers shipped in 2008 and more than 62% lower than the 213,000 trailers reported for the year ended December 31, 2007.   These decreases in the demand for trailers reflect the weakness of truck freight, which has trended down since the latter part of 2006 as a result of general economic conditions and, more particularly, declines in new home construction and the automotive industry.  As a result of these significant declines within the trailer industry, the Company’s revenues, gross profits, financial position and liquidity were all negatively impacted, including events of default which occurred under the previous revolving credit facility.  The Company’s 2008 Annual Report on Form 10-K, as amended, included a detailed discussion of these factors that raised substantial doubt about the Company’s ability to continue as a going concern.

In light of these economic conditions and the decline in the Company’s operating results and financial condition, on July 17, 2009, the Company entered into a Securities Purchase Agreement with Trailer Investments, LLC (“Trailer Investments”) pursuant to which Trailer Investments purchased shares of redeemable preferred stock for an aggregate purchase price of $35.0 million.  Concurrent with entering into the Securities Purchase Agreement, the Company entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Facility”) with its lenders, effective August 3, 2009, with a maturity date of August 3, 2012.  The Amended Facility amends and restates the Company’s previous revolving credit facility, and the lenders waived certain events of default that had occurred under the previous revolving credit facility and waived the right to receive default interest during the time the events of default had continued.  See Notes 7 and 8 herein for further discussions related the Company’s Amended Facility and Securities Purchase Agreement, respectively.

  In addition to the liquidity generated from both the Securities Purchase Agreement with Trailer Investments and the Amended Facility, the Company has been and will continue to aggressively manage its capital expenditures, cost structure and cash position.  Capital spending for 2009, which was limited to required replacement projects and cost reduction initiatives, amounted to $1.0 million and is anticipated to be approximately $2.0 million for 2010.  The Company has also implemented various cost reduction actions that have substantially decreased its overhead and operating costs, including reductions in hourly and salary headcount, compensation and benefits.  In addition, the Company optimized its operations through plant, assembly line and warehouse consolidation projects.

Although the Company continues to face uncertainty regarding the demand for trailers in the current economic environment, the overall trailer market for 2010 is expected to be an improvement from 2009.  According to the most recent ACT estimates, total trailer industry shipments for 2010 are expected to be up 28% from 2009 to approximately 103,000 units.  Our backlog of orders at December 31, 2009 was $137 million, up 25% from a year ago.  While this trend in the overall trailer market is encouraging to see, the Company will proceed with caution as the overall demand levels are expected to be stronger in the second half of the year as compared to the first half.

As a result of the August 3, 2009 investment, the Amended Facility, the cash management actions implemented and an improved trailer market described above, the Company believes liquidity is adequate to fund expected operating results, working capital requirements and capital expenditures in 2010.

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

The financial statements of the Company’s Canadian subsidiary have been translated into U.S. dollars.  Assets and liabilities have been translated using the exchange rate in effect at the balance sheet date.  Revenues and expenses have been translated using a weighted-average exchange rate for the period.  The resulting translation adjustments are recorded as Accumulated Other Comprehensive Income in Stockholders’ Equity.  Gains or losses resulting from foreign currency transactions are included in Foreign Exchange, net on the Company’s Consolidated Statements of Operations.

As a result of the sale of the remaining assets assigned to the Company’s Canadian subsidiary, the operational activities pertaining to this entity were considered substantially liquidated during 2007.  The Company recorded accumulated foreign currency translation gains of $3.3 million to Foreign Exchange, net in the Consolidated Statement of Operations for the year ended December 31, 2007.

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

e.	Used Trailer Trade Commitments and Residual Value Guarantees

The Company has commitments with certain customers to accept used trailers on trade for new trailer purchases.  These commitments arise in the normal course of business related to future new trailer orders at the time a new trailer order is placed by the customer.  The Company acquired used trailers on trade of approximately $2.9 million, $20.7 million and $21.0 million in 2009, 2008 and 2007, respectively.  As of December 31, 2009 and 2008, the Company had approximately $6.1 million and $4.9 million, respectively, of outstanding trade commitments.  On occasion, the amount of the trade allowance provided for in the used trailer commitments, or cost, may exceed the net realizable value of the underlying used trailer.  In these instances, the Company’s policy is to recognize the loss related to these commitments at the time the new trailer revenue is recognized.  Net realizable value of used trailers is measured considering market sales data for comparable types of trailers.  The net realizable value of the used trailers subject to the remaining outstanding trade commitments was estimated by the Company to be approximately $5.7 million and $4.8 million as of December 31, 2009 and 2008, respectively.

f.	Accounts Receivable

Accounts receivable are shown net of allowance for doubtful accounts and primarily include trade receivables.  The Company records and maintains a provision for doubtful accounts for customers based upon a variety of factors including the Company’s historical experience, the length of time the account has been outstanding and the financial condition of the customer.  If the circumstances related to specific customers were to change, the Company’s estimates with respect to the collectibility of the related accounts could be further adjusted.  The Company’s policy is to write-off receivables when it has been determined to be uncollectible.  Provisions to the allowance for doubtful accounts are charged to both General and Administrative Expenses and Selling Expenses in the Consolidated Statements of Operations.  The activity in the allowance for doubtful accounts was as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Balance at beginning of year	$2,183	$1,770	$1,417
Expense	680	689	560
Write-offs, net	(73)	(276)	(207)
Balance at end of year	$2,790	$2,183	$1,770

g.	Inventories

Inventories are primarily stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market.  The cost of manufactured inventory includes raw material, labor and overhead.  Inventories consist of the following (in thousands):

	December 31,
	2009	2008
Raw materials and components	$15,280	$23,758
Work in progress	386	373
Finished goods	26,920	48,997
Aftermarket parts	4,072	6,333
Used trailers	5,143	13,435
	$51,801	$92,896

h.	Prepaid Expenses and Other

Prepaid expenses and other as of December 31, 2009 and 2008 were $6.9 million and $5.3 million, respectively.  Prepaid expenses and other primarily included items such as insurance premiums and assets held for sale.  Assets held for sale, which consists of a closed manufacturing facility in Mt. Sterling, Kentucky, was $1.7 million as of December 31, 2009 and 2008.

i.	Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  Maintenance and repairs are charged to expense as incurred, while expenditures that extend the useful life of an asset are capitalized. Depreciation is recorded using the straight-line method over the estimated useful lives of the depreciable assets.  The estimated useful lives are up to 33 years for buildings and building improvements and range from three to ten years for machinery and equipment.  Depreciation expense, which is recorded in Cost of Sales and General and Administrative Expenses in the Consolidated Statements of Operations, as appropriate, on property, plant and equipment was $13.8 million, $15.3 million and $13.1 million for 2009, 2008 and 2007, respectively.  In July 2008, the Company entered into a non-cash capital lease obligation for its manufacturing facility in Cadiz, Kentucky totaling $5.3 million.  As of December 31, 2009 and 2008, the assets related to this facility were recorded within Property, Plant and Equipment in the Consolidated Balance Sheet for the amount of $5.1 million and $5.3 million, respectively, net of accumulated depreciation of $0.2 million and $0.1 million, respectively.

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2009	2008
Land	$21,614	$21,654
Buildings and building improvements	92,992	92,443
Machinery and equipment	159,179	152,723
Construction in progress	295	6,949
	274,080	273,769
Less: accumulated depreciation	(165,278)	(151,734)
	$108,802	$122,035

j.	Goodwill

The changes in the carrying amount of goodwill in the manufacturing reportable segment are as follows (in thousands):

Total
Balance as of December 31, 2007:
Goodwill	$66,317
Accumulated impairment losses	-
66,317
Impairment charge	(66,317)
Balance as of December 31, 2008:
Goodwill	66,317
Accumulated impairment losses	(66,317)
-
Balance as of December 31, 2009:
Goodwill	66,317
Accumulated impairment losses	(66,317)
$-

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

During the fourth quarter of 2008, the Company reviewed its goodwill for impairment and, based on a combination of factors, including the significant decline in the Company’s market capitalization as well as the current decline in the U.S. economy, the Company concluded that indicators of potential impairment were present.  The measurement of impairment of goodwill consists of two steps.  The first step requires the Company to compare the fair value of the reporting unit to its carrying value.  During the fourth quarter of 2008, the Company completed a valuation of the fair value of its reporting units which incorporated existing market based considerations as well as discounted cash flows based on current and projected results.  Based on this evaluation, it was determined that the carrying value of both the Company’s platform trailer and wood product manufacturing operations exceeded its fair value.  The second step involves determining the implied fair value of each reporting unit’s goodwill as compared to its carrying value.  After calculating the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit, it was determined that the recorded goodwill of $66.3 million was fully impaired.  Based on these facts and circumstances, the Company recorded a non-cash goodwill impairment of $66.3 million.

k.	Intangible Assets

The Company has intangible assets including patents, licenses, trade names, trademarks and customer relationships, which are being amortized on a straight-line basis over periods ranging up to 20 years.  As of December 31, 2009 and 2008, the Company had gross intangible assets of $54.0 million.  Amortization expense for 2009, 2008 and 2007 was $3.1 million, $3.4 million and $3.5 million, respectively, and is estimated to be $3.1 million in 2010 and $3.0 million per year for the years 2011 through 2014.

l.	Other Assets

The Company capitalizes the cost of computer software developed or obtained for internal use.  Capitalized software is amortized using the straight-line method over three to seven years.  As of December 31, 2009 and 2008, the Company had software costs, net of amortization, of $7.7 million and $10.1 million, respectively.  Amortization expense for 2009, 2008 and 2007 was $2.6 million, $2.5 million and $2.4 million, respectively.

m.	Long-Lived Assets

Long-lived assets, consisting primarily of intangible assets and property, plant and equipment, are reviewed for impairment whenever facts and circumstances indicate that the carrying amount may not be recoverable.  Specifically, this process involves comparing an asset’s carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life.  If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations.  Fair value is determined based upon discounted cash flows or appraisals as appropriate.  During the fourth quarters of 2009 and 2008, the Company noted indicators of potential impairment on its long-lived assets and, therefore, conducted an analysis that indicated the estimated future undiscounted cash flows exceeded the carrying value of its long-lived assets as of December 31, 2009 and 2008, and no impairment was recognized for either period.

n.	Other Accrued Liabilities

The following table presents the major components of Other Accrued Liabilities (in thousands):

	Years Ended December 31,
	2009	2008
Warranty	$14,782	$17,027
Payroll and related taxes	5,405	8,450
Self-insurance	6,838	7,555
Accrued taxes	4,403	6,348
Customer deposits	1,246	1,980
All other	1,909	4,089
	$34,583	$45,449

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2009	2008
Balance as of January 1	$17,027	$17,246
Provision for warranties issued in current year	1,162	3,052
Additional (recovery of) provision for pre-existing warranties	(40)	808
Payments	(3,367)	(4,079)
Balance as of December 31	$14,782	$17,027

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

The following table presents the changes in the self-insurance accrual included in Other Accrued Liabilities (in thousands):

Self-Insurance Accrual
Balance as of January 1, 2008	$8,548
Expense	24,411
Payments	(25,404)
Balance as of December 31, 2008	$7,555
Expense	21,589
Payments	(22,306)
Balance as of December 31, 2009	$6,838

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

The Company accounts for income tax contingencies by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.

p.	New Accounting Pronouncements

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

In May 2009, the FASB issued a statement on subsequent events.  The statement establishes a general standard of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, the statement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  In addition, the Company shall disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  The requirements of the statement were effective for interim and annual financial periods ending after June 15, 2009.  The Company evaluated its December 31, 2009 consolidated financial statements for subsequent events through the date that the Company’s consolidated financial statements were filed with the SEC.  No subsequent events have taken place that meet the definition of a subsequent event that requires further disclosure in this filing.

In March 2008, the FASB issued a statement on derivative instruments and hedging activities.  The statement requires enhanced disclosures for derivative and hedging activities, including information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and was adopted by the Company in the first quarter of 2009.  As the statement only requires enhanced disclosures, it has not had a material impact on the Company’s financial position, results of operations or cash flows.  See Note 3 for further discussion of derivative instruments and hedging activities.

In September 2006, the FASB issued a statement on fair value measurements.  The statement provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities.  It does not expand the use of fair value measurement.  In February 2008, the FASB announced that it was deferring the effective date to fiscal years beginning after November 15, 2008 for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  For these financial and non-financial assets and liabilities that are remeasured at least annually, this statement was effective for fiscal years beginning after November 15, 2007.  Derivative instruments and hedging activities are carried at fair value.  The adoption of this statement has not had a material impact on the Company’s financial position, results of operations or cash flows.  See Note 4 for further discussion of fair value measurements.

In June 2008, the FASB issued a statement on determining whether instruments granted in share-based payment transactions are participating securities.  The statement identifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of this statement.  While the Company’s computations of earnings per share have been retrospectively restated, the adoption of this statement did not have a material impact on the Company’s results of operations, financial position or earnings per share for any annual period presented.

3.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

In April 2009, the Company and its counterparty mutually agreed to terminate the existing Swaps and settle based on the fair value of the Swap contracts of approximately $1.4 million.  These contracts were originally set to mature through October 2010.  The total amounts paid under the terms of these contracts have been charged to interest or other expense and totaled $1.6 million in 2009.  As of December 31, 2009, there was no amount of loss remaining in OCI as the forecasted transaction is considered no longer probable.  The cash flows from these contracts were recorded as operating activities in the consolidated statement of cash flows.

4.	FAIR VALUE MEASUREMENTS

As discussed in Note 2, in September 2006, the FASB issued a statement on fair value measurements which addresses aspects of expanding the application of fair value accounting.  The Company adopted the provisions of this statement as of the beginning of the 2008 fiscal year as it relates to recurring financial assets and liabilities.  As of the beginning of the 2009 fiscal year, the Company adopted the provisions of this statement as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis (in thousands):

	December 31, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Warrant	$-	$46,673	$-	$46,673	$-	$-	$-	$-
Interest rate derivatives	-	-	-	-	-	-	1,516	1,516
Total	$-	$46,673	$-	$46,673	$-	$-	$1,516	$1,516

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts in which management has used at least one significant unobservable input in the valuation model.  The following table presents a reconciliation of activity for such derivative contracts on a net basis (in thousands):

Year Ended
December 31, 2009
Balance at beginning of period	$(1,516)
Total unrealized losses included in other comprehensive income	118
Purchases, sales, issuances, and settlements	1,398
Transfers in and (or) out of Level 3	-
Balance at end of period	$-

The carrying amounts of cash, accounts receivable and accounts payable reported in the Consolidated Balance Sheets approximate fair value.

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

Per share results have been computed based on the average number of common shares outstanding.  The computation of basic and diluted net (loss) income per share is determined using net (loss) income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2009	2008	2007
Basic net (loss) income per share
Net (loss) income applicable to common stockholders	$(105,085)	$(125,826)	$16,285
Dividends paid and undistributed earnings allocated to participating securities	-	(132)	(284)
Net (loss) income applicable to common stockholders excluding amounts applicable to participating securities	$(105,085)	$(125,958)	$16,001
Weighted average common shares outstanding	30,237	29,954	30,060
Basic net (loss) income per share	$(3.48)	$(4.21)	$0.53

Diluted net (loss) income per share
Net (loss) income applicable to common stockholders excluding amounts applicable to participating securities	$(105,085)	$(125,958)	$16,001
After-tax equivalent of interest on convertible notes	-	-	2,905
Diluted net (loss) income applicable to common stockholders	$(105,085)	$(125,958)	$18,906

Weighted average common shares outstanding	30,237	29,954	30,060
Dilutive stock options/restricted shares	-	-	85
Convertible notes equivalent shares	-	-	6,549
Diluted weighted average common shares outstanding	30,237	29,954	36,694
Diluted net (loss) income per share	$(3.48)	$(4.21)	$0.52

The computation of diluted net loss per share for the period ending December 31, 2008 excludes the after-tax equivalent of interest on the Company’s Senior Convertible Notes (the “Convertible Notes”) of $0.8 million.  Due to the losses reported in 2009 and 2008, average diluted shares outstanding exclude the antidilutive effects of the following potential common shares (in thousands):

	Years Ended December 31,
	2009	2008	2007
Convertible Notes equivalent shares	-	1,708	-
Stock options and restricted shares	11	87	121
Warrant	11,336	-	-
Options to purchase common shares	2,133	1,713	1,074

Options to purchase common shares are considered potentially dilutive and excluded from computations of diluted net (loss) income per share as the exercise prices were greater than the average market price of the common shares.

6.	OTHER LEASE ARRANGEMENTS

The Company leases office space, manufacturing, warehouse and service facilities and equipment under operating leases, the majority of which expire through 2011.  Future minimum lease payments required under these lease commitments as of December 31, 2009 are as follows (in thousands):

Payments
2010	$1,227
2011	518
2012	321
2013	277
2014	75
Thereafter	-
$2,418

Total rental expense was $2.7 million, $3.8 million and $4.5 million for 2009, 2008 and 2007, respectively.  As of December 31, 2009 the total minimum rentals to be received in future periods under these lease commitments was approximately $0.7 million.

7.	DEBT

On July 17, 2009, the Company entered into the Third Amended and Restated Loan and Security Agreement (the “Amended Facility”) with its lenders, effective August 3, 2009, with a maturity date of August 3, 2012.  The Amended Facility is guaranteed by certain subsidiaries of the Company and secured by substantially all of its assets.  The Amended Facility has a capacity of $100 million, subject to a borrowing base, a $12.5 million reserve and other discretionary reserves.  The Amended Facility amends and restates the Company’s previous revolving credit facility, and its lenders waived certain events of default that had occurred under the previous revolving credit facility and waived the right to receive default interest during the time the events of default had continued.

The interest rate on borrowings under the Amended Facility from the date of effectiveness, or August 3, 2009, through July 31, 2010 is LIBOR plus 4.25% or the prime rate of Bank of America, N.A. (the “Prime Rate”) plus 2.75%. After July 31, 2010, the interest rate is based upon average unused availability and will range between LIBOR plus 3.75% to 4.25% or the Prime Rate plus 2.25% to 2.75%.  The Company is required to pay a monthly unused line fee equal to 0.375% times the average daily unused availability along with other customary fees and expenses of the agent and the lenders.  All interest and fees are paid monthly.

The Amended Facility contains customary representations, warranties, affirmative and negative covenants, including, without limitation, restrictions on mergers, dissolutions, acquisitions, indebtedness, affiliate transactions, the occurrence of liens, payments of subordinated indebtedness, disposition of assets, leases and changes to organizational documents.

Under the Amended Facility, the Company may not repurchase or redeem its common stock and may not pay cash dividends to the Company’s common stockholders until the second anniversary of the effectiveness of the Amended Facility, or August 3, 2011, and then only if (i) no default or events of default are then in existence or would be caused by such purchase, redemption or payment, (ii) immediately after such purchase, redemption or payment, the Company has unused availability of at least $40 million, (iii) the amount of all cash dividends paid by the Company does not exceed $20 million in any fiscal year and (iv) at least 5 business days prior to the purchase, redemption or payment, an officer of the Company has delivered a certificate to its lenders certifying that the conditions precedent in clauses (i)-(iii) have been satisfied.  The Company is, however, permitted to repurchase stock from employees upon termination of their employment so long as no default or event of default exists at the time or would be caused by such repurchase and such repurchases do not exceed $2.5 million in any fiscal year.

In addition, the Company may not repurchase or redeem the Preferred Stock and may not pay cash dividends to the holders of the Preferred Stock until July 1, 2010.  At any time after July 1, 2010 until the second anniversary of the effectiveness of the Amended Facility, the Company may pay cash dividends or redeem or repurchase the Preferred Stock if (i) no default or events of default are then in existence or would be caused by such purchase, redemption or payment, (ii) immediately after such purchase, redemption or payment, the Company has unused availability of at least $25 million and (iii) at least 5 business days prior to the purchase, redemption or payment, an officer of the Company has delivered a certificate to its lenders certifying that the conditions precedent in clauses (i)-(iii) have been satisfied.  After the second anniversary of the effectiveness of the Amended Facility, the unused availability condition precedent is reduced to $12.5 million.

The Amended Facility contains customary events of default including, without limitation, failure to pay obligations when due under the Amended Facility, false and misleading representations, breaches of covenants (subject in some instances to cure and grace periods), defaults by the Company on certain other indebtedness, the occurrence of certain uninsured losses, business disruptions for a period of time that materially adversely affects the capacity to continue business on a profitable basis, changes of control and the incurrence of certain judgments that are not stayed, released or discharged within 30 days.

The Company’s previous loan and security agreement, as amended, had a capacity of $200 million, subject to a borrowing base, with a maturity date of March 6, 2012.  On April 1, 2009, events of default occurred which permitted the lenders to increase the interest on the outstanding principal by 2%, to cause an acceleration of the maturity of borrowings, to restrict advances and to terminate the agreement.  The events of default included: the Company’s failure to deliver audited financial statements for fiscal year 2008 by March 31, 2009; that the report of the Company’s independent registered public accounting firm accompanying the Company’s audited financial statements for fiscal year 2008 included an explanatory paragraph with respect to the Company’s ability to continue as a going concern; the Company’s failure to deliver prompt written notification of name changes of subsidiaries; the Company’s failure to have a minimum fixed charge coverage ratio of 1.1:1.0 when the available borrowing capacity is below $30 million; and, the Company requesting loans under the facility during the existence of a default or events of default.  In accordance with the terms of the facility, on April 1, 2009, the agent increased the interest on the outstanding principal by 2% and implemented availability reserves that result in a reduction of the Company’s borrowing base under the facility by $25 million.

On April 28, 2009, the Company entered into a Forbearance Agreement with the lenders.  Pursuant to the Forbearance Agreement, the lenders agreed to refrain from accelerating maturity of the facility due to specified existing or anticipated events of default, as described above, through the earlier of May 29, 2009 or the occurrence or existence of any event of default other than the existing or anticipated events of default.

On May 28, 2009, the Company entered into a First Amendment to Forbearance Agreement and Fourth Amendment to Second Amended and Restated Loan and Security Agreement (the “Amendment”) with the lenders.  Pursuant to the Amendment, the lenders agreed to continue to refrain from accelerating maturity of the facility due to specified existing or anticipated events of default, as described above, through the earlier of July 31, 2009 or the occurrence or existence of any event of default other than the existing or anticipated events of default.  In addition to the extension of the forbearance period, the Amendment reduced the availability reserve to $17.5 million through July 31, 2009 and decreased the borrowing availability of eligible accounts receivable from 90% to 85%.

As of December 31, 2009 and 2008, borrowing capacity available to the Company was $21.0 million and $34.7 million, respectively.

In July 2008 the Company entered into a three-year lease for a manufacturing facility located in Cadiz, Kentucky.  The lease includes a bargain purchase option.  The present value of future minimum lease payments totaled $4.8 million and $5.1 million as of December 31, 2009 and 2008, respectively.  Annual remaining minimum lease payments as of December 31, 2009 were $0.6 million and $4.6 million for the years ending 2010 and 2011, respectively, including interest of approximately $0.4 million.

8.	ISSUANCE OF PREFERRED STOCK AND WARRANT

On July 17, 2009, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Trailer Investments pursuant to which Trailer Investments purchased 20,000 shares of Series E redeemable preferred stock (“Series E Preferred”), 5,000 shares of Series F redeemable preferred stock (“Series F Preferred”), and 10,000 shares of Series G redeemable preferred stock (“Series G Preferred”, and together with the Series E Preferred and the Series F Preferred, the “Preferred Stock”) for an aggregate purchase price of $35.0 million.  Trailer Investments also received a warrant that is exercisable at $0.01 per share for 24,762,636 newly issued shares of the Company’s common stock representing, on August 3, 2009, the date the warrant was delivered, 44.21% of the Company’s issued and outstanding common stock after giving effect to the issuance of the shares underlying the warrant, subject to upward adjustment to maintain that percentage if currently outstanding options are exercised. The number of shares of common stock subject to the warrant is also subject to upward adjustment to an amount equivalent to 49.99% of the issued and outstanding common stock of the Company outstanding immediately after the closing after giving effect to the issuance of the shares underlying the warrant in specified circumstances where the Company loses its ability to utilize its net operating loss carryforwards, including as a result of a stockholder of the Company acquiring greater than 5% of the outstanding common stock of the Company.  Of the aggregate amount of $35.0 million received, approximately $13.2 million was attributed to the warrant and $21.8 million was attributed to the preferred stock based on the estimated fair values of these instruments as of the agreement date.  The difference between the initial value and the liquidation value of the Preferred Stock, including issuance costs of approximately $2.8 million, will be accreted as preferred stock dividends over a period of five years using the effective interest method.

The following table presents the activity for the Preferred Stock (in thousands):

	Series E	Series F	Series G	Total Preferred
	Preferred	Preferred	Preferred	Stock
Balance as of January 1, 2009	$-	$-	$-	$-
Original proceeds from issuance of preferred stock and warrant	20,000	5,000	10,000	35,000
Fair value of warrant	(7,283)	(1,890)	(4,053)	(13,226)
Issuance costs	(1,520)	(394)	(846)	(2,760)
Accretion	536	140	306	982
Accrued and unpaid dividends	1,251	334	753	2,338
Balance as of December 31, 2009	$12,984	$3,190	$6,160	$22,334

The Series E Preferred, Series F Preferred and Series G Preferred pay an annual dividend rate of 15%, 16% and 18%, respectively.  The dividend on each series of Preferred Stock is payable quarterly and subject to increase by 0.5% every quarter if the applicable series of Preferred Stock is still outstanding after August 3, 2014.  During the first two years following the issuance of the Preferred Stock, the Company may elect and intends to accrue these dividends unpaid in which these unpaid dividends accrue dividends.  Accordingly, the unpaid accrued dividends as of December 31, 2009 have been reflected in Preferred Stock.  The unpaid dividends, including the additional dividends accrued as a result of previously unpaid dividends, are not required to be repaid by the Company until redemption of the Preferred Stock, but are not precluded from being paid prior to redemption without penalty, at the discretion of the Company.  Additionally, the Preferred Stock restricts the Company’s ability to declare or pay cash dividends to its holders of common stock so long as any shares of the Preferred Stock remain outstanding unless otherwise approved by the majority of the holders of the outstanding Preferred Stock.

The Preferred Stock also provides the holders with certain rights including an increase in the dividend rate upon the occurrence of any event of noncompliance.

The Company may at any time after one year from the date of issuance redeem all or any portion of the Preferred Stock at a liquidation value of $1,000 per share plus any accrued and unpaid dividends plus a premium adjustment ranging between 15% and 20% if redemption occurs before August 3, 2014.  The premium for early redemption would be applied to the sum of the liquidation value and any accrued and unpaid dividends, except as previously discussed.

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

The warrant liability was recorded initially at fair value with subsequent changes in fair value reflected in earnings.  Estimating fair value of the warrant requires the use of assumptions and inputs that are observable, either directly or indirectly, and may, and are likely to, change over the duration of the warrant with related changes in internal and external market factors.  In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock, which has a high historical volatility.  Since the warrant is initially and subsequently carried at fair value, the Company’s Statements of Operations will reflect the volatility in these estimate and assumption changes.  The fair value of the warrant was estimated using a binomial valuation model.

In accordance with the Securities Purchase Agreement, Trailer Investments has the right to nominate five out of twelve members of the Company’s board of directors. Furthermore, Trailer Investments also has the following rights: rights to information delivery and access to information and the Company’s management team; veto rights over certain significant aspects of the Company’s operations and business, including payments of dividends, issuance of our securities, incurrence of indebtedness, liquidation and sale of assets, changes in the size of the board of directors, amendments of organizational documents of the Company and its subsidiaries and other material actions by the Company, subject to certain thresholds and limitations; right of first refusal to participate in any future private financings; and certain other customary rights granted to investors in similar transactions. The Company was also required to promptly file a registration statement to permit resale of the warrant shares to the maximum extent possible, and that registration statement became effective on December 8, 2009.

9.	STOCKHOLDERS’ EQUITY

a.	Common Stock

The Company’s stock repurchase program (the “Repurchase Program”), which as approved by the Company’s board of directors allowed for the repurchase of common stock up to $50 million, expired September 15, 2008 with $25.8 million remaining available under the program.  During 2008, there were no stock repurchases made under the Repurchase Program.

The Company declared dividends of $4.1 in 2008.  No dividends were declared in 2009.

b.	Preferred Stock

In addition to the Preferred Stock issued pursuant to the Securities Purchase Agreement, as discussed in Note 8, the Company also has a series of 300,000 shares of preferred stock designated as Series D Junior Participating Preferred Stock, par value $.01 per share.  As of December 31, 2009 and 2008, the Company had no Series D Junior Participating shares issued or outstanding.

The board of directors has the authority to issue up to 25 million shares of unclassified preferred stock and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.

c.	Stockholders’ Rights Plan

The Company has a Stockholders’ Rights Plan (the “Rights Plan”) that is designed to deter coercive or unfair takeover tactics in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover on terms that are favorable and fair to all stockholders and will not interfere with a merger approved by our board of directors. Each right entitles stockholders to buy one one-thousandth of a share of Series D Junior Participating Preferred Stock at an exercise price of $120.  The rights will be exercisable only if a person or a group acquires or announces a tender or exchange offer to acquire 20% or more of our common stock or if we enter into other business combination transactions not approved by our board of directors.  As part of our transaction with Trailer Investments in 2009, Trailer Investments was exempted from the application of the Rights Plan to the acquisition of our shares by them.  In the event the rights become exercisable, the Rights Plan allows for our stockholders to acquire our stock or the stock of the surviving corporation, whether or not we are the surviving corporation, having a value twice that of the exercise price of the rights.  These rights pursuant to the Rights Plan will expire December 28, 2015 or are redeemable for $0.01 per right by the board under certain circumstances.

10.	STOCK-BASED COMPENSATION

In May 2007, the Company adopted the 2007 Omnibus Incentive Plan (the “Omnibus Plan”).  This plan provides for the issuance of stock appreciation rights (SARs), restricted stock and common stock options to directors, officers and other eligible employees.  This plan makes available approximately 3.5 million shares for issuance, subject to adjustment for stock dividends, recapitalizations and the like.  Stock options are awarded with an exercise price equal to the market price on the date of grant, become exercisable three to five years after the date of grant and expire ten years after the date of grant.  Restricted stock awards vest over a period of three to five years and may be based on achievement of specific financial performance metrics.  These shares are valued at the market price on the date of grant, are forfeitable in the event of terminated employment prior to vesting and include the right to vote and receive dividends.

The Company recognizes all share-based payments, including the grants of employee stock options, to employees based upon their fair value.  The fair value of stock option awards is estimated on the date of grant using a binomial model.  The expected volatility is based upon the Company’s historical experience.  The expected term represents the period of time that options granted are expected to be outstanding.  The risk-free interest rate utilized for periods throughout the contractual life of the options are based on U.S. Treasury security yields at the time of grant.

Principal weighted-average assumptions used in applying these models were as follows:

Valuation Assumptions	2009	2008	2007
Risk-free interest rate	2.76%	3.61%	4.86%
Expected volatility	56.3%	53.4%	51.7%
Expected dividend yield	0.00%	2.10%	1.27%
Expected term	6 yrs.	6 yrs.	6 yrs.

A summary of all stock option activity during 2009 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)
Options Outstanding at December 31, 2008	1,977,170	$13.89	6.9	$-
Granted	360,492	$3.59
Exercised	-	$-		$-
Forfeited	(247,227)	$8.65
Expired	(93,361)	$19.46
Options Outstanding at December 31, 2009	1,997,074	$12.42	6.3	$-

Options Exercisable at December 31, 2009	1,402,513	$14.55	5.4	$-

The estimated fair value of the options granted in 2009, 2008 and 2007 were $2.10, $3.98 and $7.02 per option, respectively.  The total intrinsic value of stock options exercised during 2008 and 2007 was less than $0.1 million and $0.1 million, respectively.  No stock options were exercised during 2009.

A summary of all restricted stock activity during 2009 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock Outstanding at December 31, 2008	828,245	$13.21
Granted	500,544	$3.59
Vested	(178,172)	$13.98
Forfeited	(419,153)	$11.11
Restricted Stock Outstanding at December 31, 2009	731,464	$7.64

During 2009, 2008 and 2007, the Company granted 500,544, 448,900 and 250,900 shares of restricted stock with aggregate fair values on the grant date of $1.8 million, $3.9 million and $3.6 million, respectively.  The total fair value of restricted stock that vested during 2009, 2008 and 2007 was $0.3 million, $1.2 million and $0.6 million, respectively.

During 2009, 2008 and 2007 the Company’s total stock-based compensation expense was $3.4 million, $5.0 million and $4.4 million, respectively.   The amount of compensation costs related to nonvested stock options and restricted stock not yet recognized was $9.1 million at December 31, 2009, for which the weighted average remaining life was approximately 1.0 years.

11.	EMPLOYEE SAVINGS PLANS

Substantially all of the Company’s employees are eligible to participate in a defined contribution plan under Section 401(k) of the Internal Revenue Code.  The Company also provides a non-qualified defined contribution plan for senior management and certain key employees.  Both plans provide for the Company to match, in cash, a percentage of each employee’s contributions up to certain limits.  As of September 1, 2008, the Company reduced the matching contribution for its 401(k) plan and suspended all matching contributions to the non-qualified plan.  Subsequently, as of April 1, 2009, the Company temporarily suspended all matching contributions for its 401(k) plan.  The Company’s matching contribution and related expense for these plans was approximately $0.3 million, $3.2 million and $3.9 million for 2009, 2008 and 2007, respectively.

12.	INCOME TAXES

a.	Income Before Income Taxes

The consolidated (loss) income before income taxes for 2009, 2008 and 2007 consists of the following (in thousands):

	2009	2008	2007
Domestic	$(104,769)	$(108,437)	$23,480
Foreign	3	(325)	1,208
Total (loss) income before income taxes	$(104,766)	$(108,762)	$24,688

b.	Income Tax Expense

The consolidated income tax expense for 2009, 2008 and 2007 consists of the following components (in thousands):

	2009	2008	2007
Current
U.S. Federal	$(127)	$13	$-
Foreign	-	14	13
State	32	(27)	333
Deferred	(2,906)	17,064	8,057
Total consolidated expense	$(3,001)	$17,064	$8,403

The Company’s following table provides a reconciliation of differences from the U.S. Federal statutory rate of 35% as follows (in thousands):

	2009	2008	2007
Pretax book (loss) income	$(104,766)	$(108,762)	$24,688

Federal tax expense at 35% statutory rate	(36,668)	(38,067)	8,641
State and local income taxes	(5,205)	(4,650)	1,012
Provisions for (utilization of) valuation allowance for net operating losses and credit carrryforwards - U.S. and states	23,944	48,272	124
Foreign Taxes	-	114	(424)
Effect of non-deductible impairment of goodwill	-	10,212	-
Effect of non-deductible adjustment to FMV of warrants	13,379	-	-
Effect of non-deductible stock-based compensation	868	403	-
Benefit of liquidation of Canadian subsidiary, net of reserves	-	(361)	(831)
Other	681	1,141	(119)
Total income tax (benefit) expense	$(3,001)	$17,064	$8,403

The $3.0 million income tax benefit for the year ended December 31, 2009 is substantially associated with a change in the tax law which permits the Company to recover U.S. federal alternative minimum taxes paid in 2004, 2005 and 2006 of $2.9 million against which the Company previously had recorded a full valuation allowance.

c.      Deferred Taxes

The Company’s deferred income taxes are primarily due to temporary differences between financial and income tax reporting for the depreciation of property, plant and equipment, amortization of intangibles, compensation adjustments, other accrued liabilities and tax credits and losses carried forward.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  During 2009, the Company recorded an additional $23.9 million net valuation allowance.  Companies are required to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, both positive and negative, using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.

The Company assesses, on a quarterly basis, the realizability of its deferred tax assets by evaluating all available evidence, both positive and negative, including: (1) the cumulative results of operations in recent years, (2) the nature of recent losses, (3) estimates of future taxable income, (4) the length of operating loss carryforward periods and (5) the uncertainty associated with a possible change in ownership which imposes an annual limitation on the use of the Company’s carryforwards.  The Company has been in a cumulative three-year net operating loss position since the quarter ended December 31, 2008.  The cumulative three-year loss is considered significant negative evidence which is objective and verifiable. Additional negative evidence considered included the uncertainty regarding the magnitude and length of the current economic recession and the highly competitive nature of the transportation market.  Positive evidence considered by the Company in its assessment included lengthy operating loss carryforward periods, a lack of unused expired operating loss carryforwards in the Company’s history and estimates of future taxable income.  However, there is uncertainty as to the Company’s ability to meet its estimates of future taxable income in order to recover its deferred tax assets in the United States.

After considering both the positive and negative evidence management determined that it was no longer more-likely-than-not that it would realize the value of its deferred tax assets.  As a result, the Company established a full valuation allowance against its deferred tax assets as of December 31, 2009 and 2008.  In subsequent periods, the Company will continue to evaluate the deferred income tax asset valuation allowance and adjust the allowance when management has determined that it is more-likely than not, after considering both the positive and negative evidence, that the realizability of the related deferred tax assets, or a portion thereof, has changed.

As of December 31, 2009, the Company has U.S. federal tax net operating loss carryforwards (“NOLs”) of $166.6 million, which will expire beginning in 2022, if unused, and which may be subject to other limitations under Internal Revenue Service (the “IRS”) rules.  The Company has various, multistate income tax net operating loss carryforwards, which have been recorded as a deferred income tax asset, of approximately $16.5 million, before valuation allowances.  The Company also has various U.S. federal income tax credit carryforwards, which will expire beginning in 2013, if unused.  The Company’s NOLs, including any future NOLs that may arise, are subject to limitations on use under the IRS rules, including Section 382 of the Internal Revenue Code of 1986, as revised.  Section 382 limits the ability of a company to utilize NOLs in the event of an ownership change.  The Company would undergo an ownership change if, among other things, the stockholders, or group of stockholders, who own or have owned, directly or indirectly, 5% or more of the value of the Company’s stock or are otherwise treated as 5% stockholders under Section 382 and the regulations promulgated thereunder increase their aggregate percentage ownership of the Company’s stock by more than 50 percentage points over the lowest percentage of its stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change.

In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs and certain recognized built-in losses. The limitation imposed by Section 382 for any post-change year would be determined by multiplying the value of our stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate in effect at the time of the ownership change. Any unused annual limitation may be carried over to later years, and the limitation may under certain circumstances be increased by built-in gains that may be present in assets held by us at the time of the ownership change that are recognized in the five-year period after the ownership change.  It is expected that any loss of the Company’s NOLs would cause its effective tax rate to go up significantly if the Company returns to profitability.

Accordingly, the Company undertook a study to support that the change in ownership related to the issuance of the warrant did not result in a Section 382 limitation during 2009 and believes that such a limitation was not triggered.  However, there can be no assurance that such a change has not been triggered due to the lack of authoritative guidance or that a subsequent change in ownership, as defined by the Section 382 guidelines, may trigger this limitation.

The components of deferred tax assets and deferred tax liabilities as of December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
Deferred tax assets
Tax credits and loss carryforwards	$75,776	$49,947
Accrued liabilities	6,174	7,734
Incentive compensation	7,983	7,658
Other	4,698	5,915
	94,631	71,254
Deferred tax liabilities
Property, plant and equipment	(2,550)	(3,579)
Intangibles	(2,111)	(1,456)
Other	(690)	(883)
	(5,351)	(5,918)
Net deferred tax asset before valuation allowances and reserves	89,280	65,336
Valuation allowances	(79,875)	(55,931)
FIN 48 reserves	(9,405)	(9,405)
Net deferred tax asset	$-	$-

d.	Tax Reserves

The Company’s policy with respect to interest and penalties associated with reserves or allowances for uncertain tax positions is to classify such interest and penalties in income tax expense in the Statements of Operations.  As of December 31, 2009 and 2008, the total amount of unrecognized income tax benefits was approximately $10.1 million, all of which, if recognized, would impact the effective income tax rate of the Company.  As of December 31, 2009 and 2008, the Company had recorded a total of $0.4 million and $0.4 million, respectively, of accrued interest and penalties related to uncertain tax positions.  The Company foresees no significant changes to the facts and circumstances underlying its reserves and allowances for uncertain income tax positions as reasonably possible during the next 12 months.  As of December 31, 2009, the Company is subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2001 through 2009.  The Company is also subject to unexpired statutes of limitation for Indiana state income taxes for the years 2001 through 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$10,075

Increases related to prior year tax positions	5

Balance at December 31, 2008	$10,080

Balance at December 31, 2009	$10,080

13.	COMMITMENTS AND CONTINGENCIES

a.	Litigation

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

The Company answered the complaint in May 2001, denying any wrongdoing.  The Company believes that the claims asserted by BK are without merit and it intends to defend its position.  A trial date has been scheduled for March 30, 2010.  The Company believes that the resolution of this lawsuit will not have a material adverse effect on its financial position, liquidity or future results of operations; however, at this stage of the proceeding no assurances can be given as to the ultimate outcome of the case.

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

The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts.  Based on these evaluations, the Company estimates a lower and upper range for treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time.  As of December 31, 2009, the Company had reserved estimated remediation costs of $0.2 million for activities at a former branch property.

c.	Letters of Credit

As of December 31, 2009, the Company had standby letters of credit totaling $6.8 million issued in connection with workers compensation claims and surety bonds.

d.	Purchase Commitments

The Company has $7.0 million in purchase commitments through December 2010 for aluminum, which is within normal production requirements.

14.	SEGMENTS AND RELATED INFORMATION

a.	Segment Reporting

The Company has two reportable segments: manufacturing and retail and distribution.  The manufacturing segment produces and sells new trailers to the retail and distribution segment and to customers who purchase trailers direct or through independent dealers.  The retail and distribution segment includes the sale of new and used trailers, as well as the sale of after-market parts and service, through its retail branch network.

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

		Retail and	Combined		Consolidated
	Manufacturing	Distribution	Segments	Eliminations	Total
2009
Net sales
External customers	$265,541	$72,299	$337,840	$-	$337,840
Intersegment sales	13,977	-	13,977	(13,977)	$-
Total net sales	$279,518	$72,299	$351,817	$(13,977)	$337,840

Depreciation and amortization	18,728	857	19,585	-	19,585
(Loss) Income from operations	(57,459)	(8,827)	(66,286)	212	(66,074)
Reconciling items to net loss
Increase in fair value of warrant					33,447
Interest income					(38)
Interest expense					4,379
Loss on debt extinguishment					303
Other, net					601
Income tax benefit					(3,001)
Net loss					$(101,765)
Capital expenditures	$837	$144	$981	$-	$981
Assets	$358,351	$95,246	$453,597	$(229,820)	$223,777

2008
Net sales
External customers	$694,187	$142,026	$836,213	$-	$836,213
Intersegment sales	50,712	32	50,744	(50,744)	$-
Total net sales	$744,899	$142,058	$886,957	$(50,744)	$836,213

Depreciation and amortization	20,356	1,111	21,467	-	21,467
Impairment of goodwill	66,317	-	66,317	-	66,317
(Loss) Income from operations	(98,840)	(5,991)	(104,831)	1,054	(103,777)
Reconciling items to net loss
Interest income					(236)
Interest expense					4,657
Foreign exchange, net					156
Gain on debt extinguishment					(151)
Other, net					559
Income tax expense					17,064
Net loss					$(125,826)
Capital expenditures	$12,221	$392	$12,613	$-	$12,613
Assets	$442,614	$119,647	$562,261	$(230,287)	$331,974

2007
Net sales
External customers	$952,814	$149,730	$1,102,544	$-	$1,102,544
Intersegment sales	62,155	760	62,915	(62,915)	$-
Total net sales	$1,014,969	$150,490	$1,165,459	$(62,915)	$1,102,544

Depreciation and amortization	18,153	1,314	19,467	-	19,467
Income (Loss) from operations	30,568	(3,556)	27,012	(546)	26,466
Reconciling items to net income
Interest income					(433)
Interest expense					5,755
Foreign exchange, net					(3,818)
Gain on debt extinguishment					(546)
Other, net					820
Income tax expense					8,403
Net income					$16,285
Capital expenditures	$6,273	$441	$6,714	$-	$6,714
Assets	$591,433	$123,761	$715,194	$(231,612)	$483,582

b.	Customer Concentration

For 2009, the Company had one manufacturing segment customer which represented approximately 14% of our consolidated net sales.  International sales, primarily to Canadian customers, accounted for less than 10% in each of the last three years.

c.	Product Information

The Company offers products primarily in three general categories: new trailers, used trailers and parts service.  The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	2009		2008		2007
New Trailers	$272,678	80.7%	$741,011	88.6%	$998,538	90.6%
Used Trailers	19,109	5.7	36,512	4.4	36,699	3.3
Parts, service and other	46,053	13.6	58,690	7.0	67,307	6.1
Total Sales	$337,840	100.0%	$836,213	100.0%	$1,102,544	100.0%

15.	CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal years 2009, 2008 and 2007 (dollars in thousands except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009
Net sales	$77,937	$86,206	$88,324	$85,373
Gross profit	(15,476)	(5,231)	(321)	(1,882)
Net (loss) income(1)	(28,284)	(17,935)	(66,404)	10,858
Basic net (loss) income per share(2)(3)	(0.94)	(0.59)	(2.23)	0.15
Diluted net (loss) income per share(2)(3)	(0.94)	(0.59)	(2.23)	0.15
2008
Net sales	$161,061	$201,484	$242,953	$230,715
Gross profit	5,905	10,773	8,988	(4,742)
Net loss(4)(5)	(6,387)	(3,203)	(4,330)	(111,906)
Basic net loss per share(3)	(0.21)	(0.11)	(0.15)	(3.73)
Diluted net loss per share(3)	(0.21)	(0.11)	(0.15)	(3.73)
2007
Net sales	$258,854	$294,849	$291,017	$257,824
Gross profit	20,185	27,832	24,593	19,111
Net income(6)	996	5,875	3,778	5,636
Basic net income per share(3)	0.03	0.19	0.12	0.19
Diluted net income per share(3)	0.03	0.18	0.12	0.17

(1)
Net (loss) income includes a non-cash benefit (charge) of ($54.0) million and $20.5 million related to the change in the fair value of the Company’s warrant for third and fourth quarter of 2009, respectively.

(2)	Basic and diluted net income (loss) per share for the third and fourth quarters of 2009 includes $1.1 million and $2.2 million, respectively, of preferred stock dividends.
(3)
Net income (loss) per share is computed independently for each of the quarters presented.  Therefore, the sum of the quarterly net income (loss) per share may differ from annual net income (loss) per share due to rounding.  Diluted net income (loss) per share for all quarters excludes the antidilutive effects of convertible notes, redeemable warrant and stock options and restricted stock, as applicable.

(4)	The fourth quarter of 2008 included $66.3 million of expense related to the impairment of goodwill.
(5)	The fourth quarter of 2008 included $23.1 million of expense related to establishing a full tax valuation allowance.
(6)	The fourth quarter of 2007 included $3.3 million in foreign exchange gains recognized upon disposition of the Company’s Canadian subsidiary as discussed in Note 2.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, including those procedures described below, we, including our Chief Executive Officer and our Chief Financial Officer, determined that those controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, we have concluded that internal control over financial reporting is effective as of December 31, 2009.

Ernst & Young LLP, an Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements as of and for the period ended December 31, 2009, and its report on internal controls over financial reporting  as of December 31, 2009 appears on the following page.

Richard J. Giromini	President and Chief Executive Officer
Mark J. Weber	Senior Vice President and Chief Financial Officer

March 25, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wabash National Corporation:

We have audited Wabash National Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Wabash National Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Wabash National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wabash National Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2009 of Wabash National Corporation and our report dated March 25, 2010 expressed an unqualified opinion thereon.

Ernst & Young LLP

Indianapolis, Indiana

March 25, 2010

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—EXECUTIVE OFFICERS OF THE REGISTRANT

We hereby incorporate by reference the information contained under the heading “Executive Officers of Wabash National Corporation” from Item 1 Part I of this Annual Report.

Directors of Wabash National Corporation

			DIRECTOR
NAME	AGE	OCCUPATION, BUSINESS & DIRECTORSHIPS	SINCE

Richard J. Giromini	56
Mr. Giromini was promoted to President and Chief Executive Officer on January 1, 2007. He had been Executive Vice President and Chief Operating Officer from February 28, 2005 until December 2005 at which time he was appointed President and a Director of the Company.  He had been Senior Vice President — Chief Operating Officer since joining the Company on July 15, 2002. Prior to joining Wabash National, Mr. Giromini was with Accuride Corporation from April 1998 to July 2002, where he served in capacities as Senior Vice President — Technology and Continuous Improvement; Senior Vice President and General Manager — Light Vehicle Operations; and President and CEO of AKW LP. Previously, Mr. Giromini was employed by ITT Automotive, Inc. from 1996 to 1998 serving as Director of Manufacturing.  Mr. Giromini also serves as a Director of Robbins & Myers, Inc., a leading supplier of engineered equipment and systems for critical applications in global energy, industrial chemical and pharmaceutical markets.  The sales and operations leadership experience reflected in Mr. Giromini's summary, as well as his performance as our Chief Executive Officer, his participation on our Board, and his experience as a board member for another public company, supported the Board’s conclusion that he should again be nominated as a director.
			December 2005

James G. Binch	62
Mr. Binch was appointed to our Board of Directors effective on August 3, 2009 pursuant to the rights provided to the Trailer Investors as described above.  Since 2007, Mr. Binch has served as Managing Director of Lincolnshire Management, Inc., a private equity firm and affiliate of Trailer Investments.  From 1991 until 2006, Mr. Binch served as the President and Chief Executive Officer of Memry Corporation, a medical device component manufacturer.  Mr. Binch also serves as a director of Exactech Corporation. The financial and operational leadership experience reflected in Mr. Binch’s summary, including his performance as the chief executive officer and as a board member for another public company and his participation on our Board, supported the Board’s conclusion that he was an appropriate nominee of the Trailer Investors.
			July 2009

Dr. Martin C. Jischke	68
Dr. Jischke served as President of Purdue University, West Lafayette, Indiana, from August 2000 until his retirement in July 2007. Dr. Jischke became Chairman of our Board of Directors at the 2007 Annual Meeting.  Dr. Jischke also serves as a Director of Vectren Corporation and Duke Realty Corporation.  Dr. Jischke has served in leadership positions, including as President, of four major research universities in the United States, in which he was charged with the strategic and financial leadership of each organization.  He was also previously appointed as a Special Assistant to the United States Secretary of Transportation. The financial and strategic leadership experience reflected in Dr. Jischke’s summary, the diversity of thought provided by his academic background, his service on the boards of other large public companies and his performance as Chairman of our Board, supported the Board’s conclusion that he should again be nominated as a director.
			January 2002

James D. Kelly	57
Mr. Kelly is the Vice President – Enterprise Initiatives for Cummins Inc., a position he has held since March 2010.  Previously, Mr. Kelly served as the President, Engine Business and as a Vice President for Cummins Inc. from May 2005. Between 1976 and 1988, and following 1989, Mr.  Kelly has been employed by Cummins in a variety of positions of increasing  responsibility including, most recently,  the Vice President and General  Manager — Mid Range Engine Business  between 2001 and 2004, and the Vice  President and General Manager — Mid  Range and Heavy Duty Engine Business from  2004 through May 2005. Mr. Kelly also serves as a director, since 2009, of Cummins India Limited.  The sales and operational expertise reflected in Mr. Kelly’s summary, as well as his participation on our Board and his experience as a board member for another public company, supported the Board’s conclusion that he should again be nominated as a director.
		February 2006

Stephanie K. Kushner	54
Ms. Kushner was Senior Vice President and Chief Financial Officer of Federal Signal Corporation, from March 2002 until December 2008. Prior to joining Federal Signal, she was employed by affiliates of FMC Corporation for 14 years, most recently as Vice President — Treasury and Corporate Development for FMC Technologies in 2001 and Vice President and Treasurer for FMC Corporation from 1999 to 2001.
		February 2004

Michael J. Lyons	50
Mr. Lyons was appointed to our Board of Directors effective on August 3, 2009 pursuant to the rights provided to the Trailer Investors as described above.  Since 1998, Mr. Lyons has served as a Senior Managing Director of Lincolnshire Management, Inc., a private equity firm and affiliate of Trailer Investments.  Mr. Lyons has significant operating experience, having served as COO for a number of middle market companies in the consumer products and printing industries.  Mr. Lyons’ experience includes successful financial recapitalizations and operational restructurings for manufacturing, distribution and service companies. Mr. Lyons started his career as a CPA with PriceWaterhouse.  Mr. Lyons currently serves on the Board for several privately-held companies, including Peripheral Computer Support, Inc, Computer Technology Solutions and Nursery Supplies, Inc.  Mr. Lyons’ strong financial background and the leadership experience reflected in his summary, as well as his position with Trailer Investors and his participation on our Board, supported the Board’s conclusion that he was an appropriate nominee of the Trailer Investors.
		July 2009

Larry J. Magee	55
Mr. Magee is Chairman, Chief Executive Officer and President of BFS Retail & Commercial Operations, LLC, a position he has held since December 2001.  Previously, Mr. Magee served as President of Bridgestone/Firestone Retail Division from 1998 until his 2001 appointment. Mr. Magee has thirty-five years combined experience in sales, marketing and operational management, and has held positions of increasing responsibility within the Bridgestone/Firestone family of companies during his 31-year tenure with Bridgestone/Firestone. The retail leadership expertise reflected in Mr. Magee’s summary, including his performance as the chief executive officer and as a board member for another public company, as well as his participation on our Board, supported the Board’s conclusion that he should again be nominated as a director.
		January 2005

Thomas J. Maloney	56
Mr. Maloney was appointed to our Board of Directors effective on August 3, 2009 pursuant to the rights provided to the Trailer Investors as described above.  Since 1998, Mr. Maloney has served as a President of Lincolnshire Management, Inc., a private equity firm and affiliate of Trailer Investments.  Mr. Maloney served as Managing Director of Lincolnshire Management beginning in 1993.  Mr. Maloney also serves as a director of several private companies and is a member of the Board of Trustees of Boston College, Fordham University and the Tilton School.  Mr. Maloney’s strong financial background and the leadership experience reflected in his summary, as well as his position with Trailer Investors and his participation on our Board, supported the Board’s conclusion that he was an appropriate nominee of the Trailer Investors.
		July 2009

Vineet Pruthi	64
Mr. Pruthi was appointed to our Board of Directors effective on August 3, 2009 pursuant to the rights provided to the Trailer Investors as described above.  Since 1999, Mr. Pruthi has served as a Senior Managing Director of Lincolnshire Management, Inc., a private equity firm and affiliate of Trailer Investments.  Prior to joining Lincolnshire Management in 1999, Mr. Pruthi was Chief Financial Officer of Credentials Services International. Mr. Pruthi is a Chartered Accountant with experience in high growth situations and financial turnaround, including in the wholesale and retail trade industries, as well as in international operations.  Mr. Pruthi’s strong financial background and the leadership experience in retail trade reflected in his summary, as well as his position with Trailer Investors and his participation on our Board, supported the Board’s conclusion that he was an appropriate nominee of the Trailer Investors.
		July 2009

Scott K. Sorensen	48
Mr. Sorensen is the Chief Financial Officer of Sorenson Communications, a provider of communication services and products, a position he has held since August, 2007. Previously, Mr. Sorensen was the Chief Financial Officer of Headwaters, Inc. from October 2005 to August 2007. Prior to joining Headwaters, Mr. Sorensen was the Vice President and Chief Financial Officer of Hillenbrand Industries, Inc., a manufacturer and provider of products and services for the health care and funeral services industries, since March 2001. Mr. Sorenson’s financial expertise and experience in corporate finance, combined with his experience in manufacturing commerce, as reflected in his summary, and his participation on our Board, supported the Board’s conclusion that he should again be nominated as a director.
		March 2005

Ronald L. Stewart	67
Prior to his retirement in December 2005, Mr. Stewart served as President, Chief Executive Officer, and a member of the board of Material Sciences Corporation, a position he held from March 2004 until his retirement.  Previously, Mr. Stewart was President and Chief Executive Officer of Pangborn Corporation, which manufactures and services industrial blasting equipment, from 1999 through 2004. He currently serves on the Board of Directors for Pangborn Corporation, including on its audit committee. The financial and operational leadership experience reflected in Mr. Stewart's summary, including his performance as the chief executive officer and as a board member for other large and/or public companies, as well as his participation on our Board, supported the Board’s conclusion that he should again be nominated as a director.
		December 2004

Section 16(a) Beneficial Ownership Reporting Compliance

The Company hereby incorporates by reference the information contained under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” or “Election of Directors” from its definitive Proxy Statement to be delivered to stockholders of the Company in connection with the 2010 Annual Meeting of Stockholders to be held May 13, 2010.

Code of Ethics

As part of our system of corporate governance, our Board of Directors has adopted a Code of Business Conduct and Ethics (Code of Ethics) that is specifically applicable to our Chief Executive Officer and Senior Financial Officers.  This Code of Ethics is available on the Investors page of the Company Info section of our website at www.wabashnational.com/investors/index.htm.  We will disclose any waivers for our Chief Executive Officer or Senior Financial Officers under, or any amendments to, our Code of Ethics by posting such information on our website at the address above.

ITEM 11—EXECUTIVE COMPENSATION

The recent, unprecedented macroeconomic condition of the country has prompted investors to increase their scrutiny with regard to executive compensation.  The resultant condition of the transportation industry and the value of our stock should also, justifiably, cause our shareholders to carefully evaluate the Company’s executive compensation.  The Board of Directors and the Company recognize that our shareholders should have as much trust in the integrity of the Company’s executive compensation process as our customers have in the quality of our products.  We place tremendous effort and rigor into our executive compensation processes.  We strive to be fair and reasonable while simultaneously aligning the interests of our shareholders and the executives who have been entrusted to lead the Company.

The following compensation discussion and analysis provides information regarding the objectives and elements of our compensation philosophy and policies for the compensation of our President and Chief Executive Officer, Mr. Giromini; our Chief Financial Officer, Mr. Weber; our previous Chief Financial Officer, Mr. Smith, who retired in 2009; and our three other most highly-compensated executive officers in 2009:  Mr. Rodney P. Ehrlich, our Senior Vice President — Chief Technology Officer; Mr. Bruce N. Ewald, our Senior Vice President – Sales and Marketing, and; Mr. Timothy J. Monahan, our Senior Vice President — Human Resources. We refer to these six individuals collectively as our Named Executive Officers, or NEOs.

The Compensation Committee is responsible for implementing our executive compensation policies and programs and works closely with management, in particular our Senior Vice President of Human Resources, in assessing appropriate compensation for our NEOs. To assist in identifying appropriate levels of compensation, the Compensation Committee has historically engaged a compensation consultant. In 2009, the Committee continued its engagement of Towers Watson (formerly Towers Perrin). More information on the Committee’s processes and procedures can be found above in “Compensation Committee.”

Philosophy and Objectives of Wabash National Compensation Programs

Overview

Our overall compensation philosophy is to provide compensation packages to our executives, including our NEOs, that are competitive with those of executives of similar status in the transportation industry while at the same time keeping our compensation program equitable and straightforward in structure.

•
Equitable treatment of our executives.  We strive to provide levels of compensation that are equitable on both internal and external measures.  We believe it important that our executives believe that their compensation is comparable to others similarly situated both within and outside of our Company. All of our full-time, salaried employees, including NEOs, are on a grade scale, so that employees with comparable levels of responsibility and contributions to the Company have comparable levels of compensation. We also use competitive market assessments for our compensation decisions, as discussed below.

•
Straightforward structure.  In structuring our compensation policies and practices, we seek to minimize the complexity of the program, maximize our executives’ understanding of the elements of compensation and provide compensation that is easily comparable to other opportunities in the market. We believe that a compensation program that is easy to understand fosters an equitable work environment.

While we provide a framework for compensation, we believe that the Compensation Committee must have the flexibility needed to attract and retain qualified candidates, as well as recognize individual contributions or performance over and above that which is expected.

In implementing this philosophy, we award compensation to meet our three principle objectives: aligning executive compensation with our Company’s annual and long-term performance goals; using equity-based awards to align executive and stockholder interests; and setting compensation at levels that assist us in attracting and retaining qualified executives.

Reflect Annual Performance Goals

As part of our executive compensation program, we reward the achievement, and surpassing, of corporate goals. Our short-term incentive program is designed to reward participants for the achievement of annual financial and personal performance goals by providing cash and/or equity awards that are paid and/or granted if annual financial goals are met and personal performance meets expectations. We believe that the use of performance goals provides our executives with an equitable message that when the Company does well, so do they. Similarly, because a significant portion of awards are tied to Company-wide goals, all of the participants in the plan are rewarded for superior Company performance. We also believe that the use of selected performance goals helps us to have a straightforward structure because our executives can monitor Company performance and correlate their awards to improved Company operations and performance.

Utilize Equity-Based Awards

Our compensation program has used equity-based awards to provide our executives with a direct incentive to seek increased stockholder returns. Our stockholders receive value when our stock price increases, and by using equity-based awards our executives also receive increased value when our stock price increases. We believe that equity-based awards are an important part of an equitable structure because it is fair to our executives and to the Company that the level of rewards for our executives increase and decrease based on the return to stockholders. Similarly, equity-based awards represent our philosophy of having a straightforward structure by reminding executives that one of the best measures of long-term corporate success is increased stockholder value.

Attract and Retain Qualified Executives

We believe that the availability of qualified executive talent is limited and have designed our compensation program to help us attract qualified candidates by providing compensation that is competitive within the transportation industry and the broader market for executive talent. Perhaps more importantly, we believe that the design of our compensation program is important in helping us to keep the qualified executives we currently have.

Competitive Market Assessment

To assist in identifying and determining appropriate levels of compensation for 2009, the Compensation Committee and the Board of Directors considered a competitive market assessment that was compiled and provided by Towers Watson in 2008. In light of the conditions of the economy in general, and its effects on the condition of the Company, the Board of Directors did not request a similar assessment for 2009.  The competitive market assessment provided in 2008 included general market survey information, to include Towers Perrin CDB – an executive compensation data sample – and Watson Wyatt Durable Goods Manufacturing Sample – top management compensation data for the durable goods manufacturing industry.  The Compensation Committee did not review or consider the names of the component companies included in these broad-based samples.  In fact, the Committee was not made aware of the component companies.  Rather, the Committee reviewed and considered the aggregate compensation data information to discern an understanding of current compensation practices.  The competitive market assessment provided historical information and analysis on base salary, short-term incentives, long-term incentives, benefits and compensation.  The assessment compared the levels and types of compensation for the NEOs, other than Mr. Ehrlich for whom comparable data was not available due to the unique nature of his duties and responsibilities.

In reviewing the competitive market data, the Compensation Committee has not historically, and did not in 2008, specifically “benchmark” or target to pay a certain percentage or level of compensation to the NEOs. Rather, the Committee considered the information as an additional factor in setting pay levels and amounts. Consistent with our compensation objectives, the Compensation Committee retains the flexibility to also consider subjective factors. The Committee realizes that competitive alternatives vary from individual to individual and may extend beyond equivalent positions in our industry or at other publicly-traded or similarly-situated companies. The Committee considered subjective factors such as each executive’s contributions to our corporate performance, complexity and importance of roles and responsibilities, cost of living adjustments, position tenure, and leadership and growth potential. When determining long-term incentive compensation, the Compensation Committee also considers the cost of the plan to the Company and present and future availability of shares under our equity plans.   For 2009, the Committee primarily considered the impact of the economy on the Company, the Company’s liquidity position and the recommendations of senior management with respect to base salary.  Accordingly, the Committee’s use of the competitive market assessment was reflected in the 2008 numbers from which the Committee worked in setting 2009 numbers.

Elements of Compensation

Base Salary

We believe that it is a necessity to provide our executives with a portion of compensation that is fixed and liquid, and we do this through base salaries. In addition, the Compensation Committee’s decisions on base salaries impact our short-term incentive plan because target awards are designed as multiples of base salary.

The Compensation Committee reviewed the competitive market assessment provided by Towers Watson discussed above when setting 2008 base salaries and generally considered the median of the salaries covered by the assessment as the starting point of its review.  The Compensation Committee selected the median as its starting point because it represents the market average for like-type positions.  However, the Compensation Committee did not directly target these amounts and primarily took into consideration other factors in determining the actual amounts to be paid, including overall experience, responsibilities and job performance.  The Compensation Committee also considers “internal equity” and compares base salaries among all of our executive officers as part of our efforts to provide equitable levels of compensation both internally and externally.

Based upon the economy in general, and its effect on the financial condition of the Company, management suggested, and the Board of Directors agreed that all NEOs receive salary reductions of 16.75% in 2009.  The Board of Directors and management have agreed to maintain the 16.75% reduction in salaries for 2010.

Effective August 31, 2009, Mr. Weber was named our Chief Financial Officer, for which he is eligible to receive an annual salary (prior to the 16.75% reduction discussed above) of $250,000.  This amount was recommended by Mr. Giromini to the Board, in consideration of Mr. Weber’s experience and a competitive market assessment for Mr. Weber’s position.

Short-Term Incentive Plan

Our short-term incentive plan is designed to reward participants for meeting or exceeding financial and personal performance over the course of a calendar year, and in addition to our NEOs, it is available to other executives and key associates. If short-term incentive plan targets are met, participants receive a cash bonus and/or equity award.  The short-term incentive plan motivates our NEOs to achieve goals that we believe are consistent with our current overall goals and strategic direction. We believe that achievement of these current overall goals and strategic direction will translate into long-term success for the Company and increased stockholder value.

In 2009, for our NEOs, 80% of the target bonus under the short-term incentive plan was based on the Company achieving financial goals of: (i) free cash flow as of 2009 year-end; and, (ii) cash liquidity management, measured at each month end, as well as a 12-month average, with each financial goal weighted equally towards the 80% of the target bonus.  The remaining 20% was based on the President and Chief Executive Officer’s and the Compensation Committee’s assessment of the executive’s personal performance during the year; however, the personal award component was contingent on meeting the threshold level of cash liquidity management.

For the purpose of calculating the 2009 free cash flow portion of the short-term incentive plan: (i) a 50% threshold bonus payment was established at a 2009 end-of-year free cash flow of negative $10 million; (ii) a 100% target bonus payment was established at a 2009 end-of-year free cash flow of $0,  and, (iii) a 200% maximum bonus payment was established at a 2009 end-of-year free cash flow  of $20 million,  with amounts in between each level of performance interpolated accordingly.

For purposes of calculating the cash liquidity management segment of the 2009 short-term incentive plan, the cash liquidity position of the Company had to be measured and met at the end of each month for the threshold bonus payment, and the target and maximum levels required a 12-month average measurement to be met. For the purpose of calculating the cash liquidity position of the Company portion of the short-term incentive plan: (i) a 50% threshold bonus payment was established at a position of greater than $30 million at the end of each month (ii) a 100% target bonus payment was established at a 12-month average position of greater than $40 million; and (iii) a 200% maximum bonus payment was established at a 12-month average position of greater than $55 million; with percentages in between each level of performance interpolated accordingly.

We believed that free cash flow and cash liquidity management were appropriate measures for short-term incentive plan awards in 2009 because these measures are vital to the short-term performance of the Company in this economy, and reflect our NEOs efforts to achieve profitability and short-term performance. The overall effect is also the selection of metrics and targets that are easy to understand.

The target bonus under the short-term incentive plan was, as a percentage of each individual’s base salary: 80% for Mr. Giromini; 50% for Mr. Smith, and 45% for Messrs. Ehrlich, Ewald, Monahan and Weber;. These percentages are based upon the NEOs’ grade levels (Mr. Giromini, Grade 20; Mr. Smith, Grade 18; and, Messrs. Ehrlich, Ewald, Monahan and Weber, Grade 17).  The Compensation Committee considered the competitive analysis received from Towers Watson in 2008, which the committee believed validated the collective judgment of the Compensation Committee that these percentages were competitive, reasonable and appropriate.

In 2009, there were no payments related to the short-term incentive plan, as the Company did not achieve the threshold level for either free cash flow or cash liquidity management, and experienced several items of default under its banking agreements.

Long-Term Incentive Plan

Our long-term incentive plan, or LTI Plan, is designed to reward our executives, including NEOs, for increasing stockholder value. As described above, we believe that a portion of executive compensation should be in the form of equity awards to align the interests of our executives and our stockholders. The LTI Plan consists of grants of two types of equity awards: stock options that vest equally over three years and restricted stock that vests in total at the end of three years, each contingent on the continued employment of the executive.  We selected options because they require an increase in stock price to have value to the executive, aligning executive and shareholder interests; and we selected restricted shares that we believe motivate executive retention as a result of the three-year cliff vesting period.

In setting award sizes for the LTI Plan, the Compensation Committee determined that long-term incentive award targets were appropriately established as a percentage of each NEO’s base salary: 160% for Mr. Giromini; 100% for Mr. Smith; and 80% for Messrs. Ehrlich, Ewald, Monahan and Weber. Consistent with the short-term incentive methodology, these percentages are based upon the NEOs’ grade levels (Mr. Giromini, Grade 20; Mr. Smith, Grade 18; and, Messrs. Ehrlich, Ewald, Monahan and Weber, Grade 17).  The Compensation Committee considered the competitive analysis received from Towers Watson in 2008 and validated that these percentages were competitive, reasonable and appropriate. However, recognizing the economic environment in which the Company was operating, the financial performance of the Company, the value of the Company’s stock, and the importance of managing the total number of shares available under the Wabash National Corporation 2007 Omnibus Incentive Plan, the Committee determined that the number of awarded shares under the LTI Plan would be reduced by twenty percent (20%) of the targeted values.  After establishing the targeted values, we determine the number of options by taking 50% of the targeted value and dividing by the Black-Scholes value of the option on the date of determination of the award size, and we determine the number of shares of restricted stock by taking 50% of the targeted value and dividing by the stock price on the date of determination of the award size.

2010 Changes to Long-Term Incentive Plan

Due to a limited number of shares available for issuance under our 2007 Omnibus Incentive Plan, we do not currently have enough shares available for issuance under our 2007 Omnibus Incentive Plan to be used for our 2010 LTI Plan.  For 2010, our LTI Plan will continue to be under the 2007 Omnibus Incentive Plan, and we will continue to use the same overall structure of a mix of awards designed to align our executives’ and shareholders’ long-term interests. However, while the value of the awards will be correlated to our stock performance, the awards will be cash awards that also have certain cash performance requirements, primarily tied to liquidity.

Equity Grant Practices

Grants of equity awards are generally made to our executives, including NEOs, at one time each year pursuant to the LTI Plan. As discussed above, the Compensation Committee typically reviews and approves awards and award levels under the LTI Plan in February of each year in conjunction with regularly scheduled meetings of the Compensation Committee and the Board of Directors. In 2009, awards under the LTI Plan were made on February 11, 2009.  While most of our equity awards are made during that time period, we occasionally make grants of options to executives at other times, including in connection with the initial hiring of a new officer or a promotion. We do not have any specific program, plan or practice related to time equity award grants to executives in coordination with the release of non-public information.

Beginning September 24, 2007, Mr. Giromini, who also serves as a director of the Company, has the authority to grant awards under the 2007 Omnibus Incentive Plan to Company employees who are not officers or directors of the Company. Only Mr. Giromini has the authority to grant equity awards, such as inducement grants, within prescribed parameters — no other executive officer has the authority to grant such awards.

All options are granted with an exercise price equal to the closing market price on the date of grant. The date of grant for our equity awards is set by the Board of Directors.

Stock Ownership Guidelines

In February 2005, we adopted stock ownership guidelines for our executive officers, including our NEOs. These guidelines are designed to encourage our executive officers to increase their equity stake in the Company and more closely align their interests with those of other stockholders. The stock ownership guidelines provide that within five years of adoption of the guidelines or employment, whichever is later, the executive officer shall own: for grade 20 executives - five times the executive’s salary, and for grades 19 through 17 executives - three times the executive’s salary; or, for grade 20 executives 120,000 shares, for grade 19 executives 45,000 shares, and for grades 18 and 17 executives 25,000 shares.  Since December 31, 2009 was within five years of adoption, our NEOs were not required to meet the guidelines.

Our insider trading policy prohibits our executive officers, including our NEOs, from engaging in selling short our Common Stock or engaging in hedging or offsetting transactions regarding our Common Stock.

Post-Termination Compensation

Severance and Change-in-Control Agreements

In 2009, we did not have individual employment or severance agreements with any of our NEOs, other than an employment agreement with Mr. Giromini.

Mr. Giromini’s agreement provides for payments and other benefits if his employment terminates based upon certain qualifying events, such as termination “without cause” or leaving employment for “good reason.” The Board believed these terms, which were negotiated when Mr. Giromini was initially hired, were necessary to hire Mr. Giromini and were consistent with industry practice.

We also have instituted a change-in-control policy applicable to our Section 16 Officers, which includes our NEOs. We determined that this policy was appropriate based on the prevalence of similar policies within our industry, as well as the dynamic nature of the business environment in which we operate. We also believe the change-in-control policy, similar to the severance provisions of Mr. Giromini’s employment agreement, is an appropriate tool to motivate executive officers to exhibit the proper behavior when considering potential business opportunities. By defining compensation and benefits payable under various merger and acquisition scenarios, change-in-control agreements enable the NEOs to set aside personal financial and career objectives and focus on maximizing stockholder value. These agreements help to minimize distractions such as the officer’s concern about what may happen to his or her position, and help to keep the officer objective in analyzing opportunities that may arise. Furthermore, they ensure continuity of the leadership team at a time when business continuity is of paramount concern. Under the terms of his employment agreement as amended in January 2007, Mr. Giromini will receive the greater of the benefits pursuant to our change-in-control policy or his employment agreement, but not both.

Additional information regarding these provisions, including a definition of key terms and a quantification of benefits that would be received assuming a triggering event on December 31, 2009, is set forth below in the Payment and Benefit Estimates Table.

Executive Severance Plan

We have adopted an Executive Severance Plan that provides for severance benefits for our officers, including our NEOs, in the event we terminate their employment without cause. Under the plan, in the absence of an employment agreement providing for superior benefits, our executives are eligible for a severance payment equal to the executive’s base salary for a period of one month or, if the executive executes a general release, for a period up to 18 months. In addition to the severance payment, our NEOs are entitled to a lump sum amount to cover post-termination healthcare premiums for the duration of the severance period. We determined this plan was appropriate based on the prevalence of similar plans within our industry and its importance in attracting and retaining qualified executives. For a quantification of the benefits that would be received assuming termination of eligible NEOs on December 31, 2008, see Payment and Benefit Estimates Table below.

Deferred Compensation Plan

We sponsor a non-qualified, unfunded deferred compensation plan that allows our directors and eligible highly-compensated employees, including the NEOs, to voluntarily elect to defer certain forms of compensation prior to the compensation being earned and vested. We make this opportunity available to our highly-compensated employees as a financial planning tool and as an additional method to save for retirement. Deferrals by executive officers generally result in the deferral of our obligation to make cash payments or issue shares of our Common Stock to those executive officers. Executive officers do not receive preferential earnings on their deferred compensation. As a result, we do not view earnings received on contributions to the deferred compensation plan as providing executives with additional compensation. Prior to August 31, 2008, the Company matched dollar-for-dollar the first 3% of compensation an executive placed into the deferred compensation plan and matched one-half the second 2%.  Effective September 1, 2008, the Company match was suspended indefinitely.  Participants in the Deferred Compensation Plan are general creditors of the Company. See the Non-Qualified Deferred Compensation Table below for additional information.

Executive Life Insurance Program

Pursuant to the terms of his employment agreement, we maintain a life insurance policy on Mr. Giromini. We have purchased and maintain this policy but provide Mr. Giromini with an interest in the death benefit. Mr. Giromini is responsible for taxes on the income imputed in connection with this agreement under Internal Revenue Service rules. Upon termination of employment, the life insurance policy will be assigned to Mr. Giromini or his beneficiary. This was a negotiated benefit entered into when Mr. Giromini began employment with the Company.

Retirement Benefit Plan

The Company has adopted a Retirement Benefit Plan that is also applicable to our NEOs.   The purpose of the plan is to clearly define benefits that are provided to qualified associates.  A “Regular Retiree” is defined as an executive attaining at least 65 years of age or older entering the tenth year of Company service.  An “Early Retiree” is defined as an executive attaining at least 55 years of age and entering the fifth year of Company service.  Together, Regular Retirees and Early Retirees are referred to as “Retirees”.

The plan provides that all Retiree awards continue to vest, as scheduled, in the calendar year of retirement.  Early Retirees have 3 years from their retirement date to exercise options but not more than 10 years from the original date of grant.  Regular Retirees have 10 years from the original grant date to exercise options.  Retirees who are eligible to receive performance units of restricted stock and restricted grants that cliff vest receive a prorated award based on the Retiree’s time of participation.  Death and disability benefits, as defined in each outstanding equity award agreement, and all outstanding and prospective equity awards vest in a manner consistent with vesting provisions applicable to Early Retirees.

Regardless of the effective date of retirement, Retirees are entitled to payment of all eligible and unused vacation pay, payable under and calculated pursuant to state law and Company policy, that accrues in the year of retirement.  Retirees are also eligible to receive a prorated incentive in lieu of bonus, if a short-term incentive is otherwise paid to eligible associates, the year following retirement.  Retirees are not required to be actively employed by the Company on the date a short-term incentive payment is made.

Retirees celebrating a 5, 10, 15, or 20 or greater service anniversary in their year of retirement year receive a service award that is generally available to all associates.  Service awards were suspended in 2009.

Retirees may elect to continue health care benefits generally available to all associates, in accordance with applicable state and Federal laws.  In addition, Retirees receive health care discounts, generally available to all associates, which are negotiated by the Company with preferred health care providers, as allowable by the provider.

Lastly, Retirees may convert their basic company paid life insurance to option life insurance per state and Federal laws and pursuant to the applicable life insurance plan document.

The Retirement Benefit Plan was applicable to Mr. Smith upon his retirement from the Company in August 2009.

Deductibility Cap on Executive Compensation

Under Section 162(m) of the Internal Revenue Code of 1986, as amended, and applicable Treasury regulations, no tax deduction is allowed for annual compensation in excess of $1,000,000 to the NEOs. However, performance-based compensation, as defined in the tax law, is fully deductible if the programs, among other requirements, are approved by stockholders, the compensation is payable only upon attainment of pre-established, objective performance goals and the board committee that establishes such goals consists only of “outside directors” as defined for purposes of Section 162(m). For 2009, all of the members of the Compensation Committee qualified as “outside directors.” Our policy is to qualify our incentive compensation programs for full corporate deductibility to the maximum extent feasible and consistent with our overall compensation goals.  All 2009 executive compensation was fully deductible.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors in 2009 consisted of Dr. Jischke, Ms. Kushner, and Messrs.  Kelly, Lyons, Magee, Maloney, Pruthi, Sorensen and Stewart. None of these individuals is currently, or has ever been, an officer or employee of Wabash or any of our subsidiaries. In addition, during 2009, none of our executive officers served as a member of a board of directors or on the compensation committee of any other entity that had an executive officer serving on our Board of Directors or on our Compensation Committee.

Summary Compensation Table
for the Year Ended December 31, 2009

The following table summarizes the compensation of the NEOs for the year ended December 31, 2009 and for the years ended December 31, 2008 and 2007. The NEOs are the Company’s Chief Executive Officer, current Chief Financial Officer, former Chief Financial Officer and the three other most highly compensated executive officers in 2009 as determined by taking the total compensation calculated pursuant to the table below.

		Salary	Non-Equity Incentive Plan Compensation (2)	Stock Awards (3)	Option Awards (3)	All Other Compensation (4)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
RICHARD J. GIROMINI	2009	533,796	-	498,968	358,911	71,828	1,463,503
President, Chief Executive Officer	2008	620,000	151,776	402,704	358,578	99,582	1,632,640
	2007	620,000	-	233,233	226,946	56,985	1,137,164

ROBERT J. SMITH	2009	192,009	-	8,937	15,411	5,626	221,983
Retired, Senior Vice President —	2008	300,000	42,900	112,635	117,598	22,799	595,932
Chief Financial Officer (until August 31, 2009)	2007	300,000	36,000	87,874	101,300	27,210	552,384

MARK J. WEBER (1)	2009	184,301	-	59,137	37,958	4,452	285,848
Senior Vice President —
Chief Financial Officer

RODNEY P. EHRLICH	2009	253,984	-	111,152	79,022	6,642	450,800
Senior Vice President —	2008	295,000	43,277	97,778	94,279	22,547	552,881
Chief Technology Officer	2007	293,668	30,000	86,339	77,990	26,224	514,221

BRUCE N. EWALD	2009	229,016	-	117,924	98,855	4,927	450,722
Senior Vice President –
Sales and Marketing

TIMOTHY J. MONAHAN	2009	217,823	-	127,246	98,343	4,797	448,210
Senior Vice President —	2008	253,000	39,392	112,276	109,562	19,705	533,935
Human Resources	2007	251,231	30,000	87,089	81,907	22,959	473,186

(1)
Mr. Weber was appointed as Senior Vice President - Chief Financial Officer, effective August 31, 2009, with an annual salary of $250,000, which in 2009 was $208,125 as a result of the 16.75% reduction discussed previously. The promotion also included his annual short-term incentive target being set at 45% of base salary.  His annual long-term incentive target was set at 80% of base salary.

(2)
Amounts reflected in this column for 2009 reflect that no payment was made under the Company’s 2009 Short-Term Incentive Plan. For additional information on our Short-Term Incentive Plan structure in 2009, see the Compensation Discussion and Analysis above and the Grants of Plan-Based Awards Table below.  Amounts reflected in this column for 2008 reflect the portions of the Short-Term Incentive Plan that were earned by the NEOs, but due to the financial condition of the Company, have not yet been paid.

(3)	Amounts represent the aggregate grant date fair value of grants made to each NEO during 2009, as computed in accordance with FASB ASC Topic 718.

(4)
Amounts in this column consist of: (i) payments with respect to our 401(k) Plan; (ii) payments with respect to term life insurance for the benefit of the respective officer; (iii) payments with respect to the Executive Life Insurance Plan; and (iv) miscellaneous compensation or perquisites. For 2009, the amount for Mr. Giromini includes $63,033 for payments with respect to the Executive Life Insurance Plan.

Grants of Plan-Based Awards
for the Year Ended December 31, 2009
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and
Name	Grant Date (1)	Threshold ($)	Target ($)	Maximum ($)	Stock or Units (3)	Underlying Options (4)		Option Awards (5)
		(50)%	(100)%	(200%)	(#)	(#)	($/Sh)	($)
Richard J. Giromini	2/11/09	256,160	512,320	1,024,640	—	—	—	—
	2/11/09	—	—	—	81,971	—	—	294,276
	2/11/09	—	—	—	—	59,228	3.59	124,379

Robert J. Smith	2/11/09	79,625	159,250	318,500	—	—	—	—
	2/11/09	—	—	—	25,480	—	—	91,473
	2/11/09				—	18,410	3.59	38,661

Mark J. Weber	2/11/09	58,410	116,820	233,640	—	—	—	—
	2/11/09	—	—	—	10,240	—	—	36,762
	2/11/09	—	—	—	—	7,357	3.59	15,450

Rodney P. Ehrlich	2/11/09	58,410	116,820	233,640	—	—	—	—
	2/11/09	—	—	—	16,614	—	—	59,644
	2/11/09	—	—	—	—	12,005	3.59	25,211

Bruce N. Ewald	2/11/09	58,410	116,820	233,640	—	—	—	—
	2/11/09	—	—	—	16,614	—	—	59,644
	2/11/09	—	—	—	—	12,005	3.59	25,211

Timothy J. Monahan	2/11/09	58,410	116,820	233,640	—	—	—	—
	2/11/09	—	—	—	16,614	—	—	59,644
	2/11/09	—	—	—	—	12,005	3.59	25,211

(1)
As discussed under “Equity Grant Practices” in the Compensation Discussion and Analysis above, the grant date of equity awards is set by our Board of Directors and is a date that is on or after the Board of Directors or Compensation Committee action approving or ratifying the award.

(2)
These columns show the range of cash payouts targeted for 2009 performance under our Short-Term Incentive Plan as described in the section titled “Short Term Incentive Plan” in the Compensation Discussion and Analysis. No awards were actually paid pursuant to the 2009 Short-Term Incentive Plan; for discussion see the above-referenced section of the Compensation Discussion and Analysis the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table above.

(3)
Amounts represent restricted stock awards granted pursuant to the Wabash National Corporation 2007 Omnibus Incentive Plan that vest in full on the three-year anniversary of the date of grant. The recipient is entitled to receive dividends on the unvested restricted stock when paid at the same rate as holders of our Common Stock.

(4)
Amounts represent stock option awards granted pursuant to the Wabash National Corporation 2007 Omnibus Incentive Plan and vest in three equal installments over the first three anniversaries of the date of grant. Dividends are not paid or accrued on the stock option awards.

(5)	The amounts shown in this column represent the grant date fair market value of restricted stock and option awards granted on February 11, 2009, as determined pursuant to FASB ASC Topic 718.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

For Mr. Giromini, the amounts disclosed in the tables above are in part a result of the terms of his employment agreement. We have no other employment agreements with our NEOs.

Effective January 1, 2007, the Board appointed Mr. Giromini to serve as Chief Executive Officer and his employment agreement was amended. Below is a description of Mr. Giromini’s employment agreements in effect since 2002.

In June 2002, we entered into an employment agreement with Mr. Giromini to serve as Chief Operating Officer effective July 15, 2002 through July 15, 2003. The term of Mr. Giromini’s employment automatically renewed for successive one-year periods unless and until either party provided written notice, not less than 60 days prior to the end of the then current term, of their intent not to renew the agreement. Mr. Giromini’s initial base salary was $325,000 per year, subject to annual adjustments.  On January 1, 2007, in connection with Mr. Giromini becoming our Chief Executive Officer, we entered into an amendment to his employment agreement to provide that Mr. Giromini’s title and duties will be those of the President and Chief Executive Officer. The amendment provides that Mr. Giromini will receive an annual base salary of $620,000 and is eligible for an annual incentive bonus targeted at 80% of his base for 2009, which was increased to 100% of his base salary by action of the Board taken in February 2010.  This annual incentive bonus target for Mr. Giromini may range from 0% to 200% of base salary and is set at the discretion of the Board on an annual basis. In addition, Mr. Giromini is entitled to payment of an additional sum to enable Mr. Giromini to participate in an executive life insurance program.

A description of the termination provisions, whether or not following a change-in-control, and a quantification of benefits that would be received by Mr. Giromini can be found under the heading “Potential Payments upon Termination or Change-in-Control.”

Outstanding Equity Awards at Fiscal Year-End
December 31, 2009

	Option Awards					Stock Awards
			Equity
			Incentive
			Plan Awards:					Market
	Number of	Number of	Number			Number of		Value of
	Securities	Securities	of Securities			Shares or		Shares or
	Underlying	Underlying	Underlying			Units of		Units of
	Unexercised	Unexercised	Unexercised	Option		Stock That		Stock That
	Options	Options	Unearned	Exercise	Option	Have Not		Have Not
	Exercisable	Unexercisable (1)	Options	Price	Expiration	Vested		Vested (10)
Name	(#)	(#)	(#)	($)	Date	(#)		($)
Richard J. Giromini	—	—	—	—	—	3,151	(2)	5,955
	—	—	—	—	—	5,555	(3)	10,499
	—	—	—	—	—	24,665	(4)	46,617
	—	—	—	—	—	59,201	(5)	111,890
	65,000	—	—	8.65	7/15/2012	—		—
	35,000	—	—	9.03	1/17/2013	—		—
	9,900	—	—	23.90	5/20/2014	—		—
	9,560	—	—	26.93	3/7/2015	—		—
	24,710	—	—	16.81	5/18/2016	—		—
	60,000	30,000	—	14.19	5/24/2017	—		—
	22,676	45,533	—	8.57	2/6/2018	—		—
	—	59,228	—	3.59	2/11/2019	—		—

Robert J. Smith	—	—	—	—	—	—		—
	—	—	—	—	—	—		—
	—	—	—	—	—	—		—
	—	—	—	—	—	—		—
	—	—	—	—	—	—		—
	3,600	—	—	23.90	5/20/2014	—		—
	5,000	—	—	24.65	10/20/2014	—		—
	4,700	—	—	26.93	3/7/2015	—		—
	16,440	—	—	16.81	5/18/2016	—		—
	13,333	—	—	14.19	5/24/2017	—		—
	7,067	—	—	8.57	2/6/2018	—		—

Mark J. Weber	—	—	—	—	—	666	(6)	1,259
	—	—	—	—	—	3,500	(7)	6,615
	—	—	—	—	—	8,900	(8)	16,821
	—	—	—	—	—	10,240	(9)	19,354
	2,000	—	—	20.73	8/8/2015	—		—
	4,660	—	—	16.81	5/18/2016	—		—
	5,000	2,500	—	14.19	5/24/2017	—		—
	2,967	5,933	—	8.57	2/6/2018	—		—
	—	7,357	—	3.59	2/11/2019	—		—

Rodney P. Ehrlich	—	—	—	—	—	1,709	(2)	3,230
	—	—	—	—	—	1,112	(3)	2,102
	—	—	—	—	—	7,283	(4)	13,756
	—	—	—	—	—	14,768	(5)	27,912
	20,000	—	—	9.03	1/17/2013	—		—
	4,800	—	—	23.90	5/20/2014	—		—
	5,180	—	—	26.93	3/7/2015	—		—
	12,550	—	—	16.81	5/18/2016	—		—
	18,000	—	—	14.19	5/24/2017	—		—
	4,600	9,200	—	8.57	2/6/2018	—		—
	—	12,005	—	3.59	2/11/2019	—		—

Bruce N. Ewald	—	—	—	—	—	12,000	(3)	22,680
	—	—	—	—	—	13,800	(4)	26,082
	—	—	—	—	—	16,614	(5)	31,400
	10,000	—	—	25.41	3/21/2015	—		—
	11,150	—	—	16.81	5/18/2016	—		—
	18,000	9,000	—	14.19	5/24/2017	—		—
	4,600	9,200	—	8.57	2/6/2018	—		—
	—	12,005	—	3.59	2/11/2019	—		—

Timothy J. Monahan	—	—	—	—	—	1,416	(2)	2,676
	—	—	—	—	—	1,667	(3)	3,151
	—	—	—	—	—	4,983	(4)	9,418
	—	—	—	—	—	11,999	(5)	22,678
	10,000	—	—	20.15	10/27/2013	—		—
	4,200	—	—	23.90	5/20/2014	—		—
	4,290	—	—	26.93	3/7/2015	—		—
	10,590	—	—	16.81	5/18/2016	—		—
	18,000	9,000	—	14.19	5/24/2017	—		—
	4,600	9,200	—	8.57	2/6/2018	—		—
	—	12,005	—	3.59	2/11/2019	—		—

(1)	The vesting date of each service-based option award that is not otherwise fully vested is listed in the table below by expiration date:

Expiration Date	Vesting Schedule and Date
5/24/2017	May 24, 2010
2/6/2018	Two equal installments on February 6, 2010 and 2011
2/11/2019	Three equal installments on February 11, 2010, 2011 and 2012

With regard to Messrs. Giromini, Smith, Ehrlich, Ewald and Monahan, stock options are subject to accelerated vesting as they are retirement eligible in accordance with the Company’s Retirement Benefit Plan and the 2007 Omnibus Incentive Plan. Their options will vest on January 1 in the year the options would otherwise vest, and the vesting dates above represent when they may be exercised.

(2)	Vested on January 1, 2010, as retirement eligible in accordance with the Retirement Benefit Plan and the 2007 Omnibus Incentive Plan.
(3)	Vest on May 24, 2010, as retirement eligible in accordance with the Retirement Benefit Plan and the 2007 Omnibus Incentive Plan.
(4)	Vest on a pro-rata basis over the three-year vesting period until February 6, 2011 as retirement eligible in accordance with the Retirement Benefit Plan and the 2007 Omnibus Incentive Plan.
(5)	Vest on a pro-rata basis over the three-year vesting period until February 11, 2012 as retirement eligible in accordance with the Retirement Benefit Plan and the 2007 Omnibus Incentive Plan.
(6)	Vest on August 8, 2010.
(7)	Vest on May 24, 2010.
(8)	Vest on February 6, 2011.
(9)	Vest on February 11, 2012.
(10)	Calculated by multiplying the closing price of our Common Stock on December 31, 2009, or $1.89, by the number of shares.

The following table sets forth information concerning the exercise of options and the vesting of stock awards during 2009 by each of the NEOs:

Option Exercises and Stock Vested

	Option Awards		Stock Awards (1)
	Number of Shares		Number of Shares
	Acquired on	Value Realized	Acquired on	Value Realized
	Exercise	on Exercise	Vesting	on Vesting
Name	(#)	($)	(#)	($)
Richard J. Giromini	—	—	42,105	78,455
Robert J. Smith	—	—	15,202	31,610
Rodney P. Ehrlich	—	—	9,952	22,028
Bruce N. Ewald	—	—	2,770	4,238
Timothy J. Monahan	—	—	15,862	30,435
Mark J. Weber	—	—	1,826	2,900

(1)	Values are based on the closing stock price on the date of vesting.

Eligible highly-compensated employees, including the NEOs, may defer receipt of all or part of their cash compensation (base salary and annual incentive compensation) under the non-qualified deferred compensation plan. Amounts deferred under this program are invested among the investment funds listed in the Service Agreement for the program from time to time pursuant to the participant’s direction and participants become entitled to the returns on those investments. Prior to 2008, participants could elect to receive the funds in a lump sum or in up to 10 annual installments following retirement, but could not make withdrawals during their employment, except in the event of hardship as approved by the Company. A new plan, effective January 1, 2008, allows limited in-service distributions. The deferred compensation plan is unfunded and subject to forfeiture in the event of bankruptcy.

The following table sets forth information concerning NEOs’ contributions and earnings with respect to the Company’s non-qualified deferred compensation plan:

Non-Qualified Deferred Compensation

	Executive	Registrant		Aggregate
	Contribution in	Contributions in	Aggregate Earnings	Withdrawals /	Aggregate Balance
	last FY (1)	last FY (2)	in last FY	Contributions	at Last FYE (3)
Name	($)	($)	($)	($)	($)
Richard J. Giromini	26,742	—	99,043	—	368,314
Robert J. Smith	17,349	—	38,517	—	174,225
Rodney P. Ehrlich	25,502	—	42,008	—	237,708
Bruce N. Ewald	—	—	9,947	—	50,353
Timothy J. Monahan	—	—	(6,932)	—	151,623
Mark J. Weber	14,827	—	16,613	—	87,642

(1)	Amounts reflected in this column represent a portion of each NEO’s salary deferred in 2009. These amounts are also included in the salary column in the Summary Compensation Table above.

(2)	The Company suspended the Company’s NQP match on September 1, 2008.

(3)
The following represents the extent to which the amounts reported in the aggregate balance column were previously reported as compensation to our NEOs in our Summary Compensation Tables in 2009 and prior years:

Name	2009 ($)	Prior Years ($)
Richard J. Giromini	26,742	284,680
Robert J. Smith	17,349	167,940
Rodney P. Ehrlich	25,502	225,649
Bruce N. Ewald	—	56,867
Timothy J. Monahan	—	210,349
Mark J. Weber	14,827	85,918

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

Change-in-Control.  We provide severance pay and benefits in connection with a “change-in-control” and Qualifying Termination, as defined below, to the Company’s Section 16 Officers, including all of the NEOs, in accordance with the terms of a change-in-control policy that we adopted in May 2008. Benefits under the policy are payable in the event of a termination within twelve months after a change-in-control that is either by Wabash “without cause” or by the executive for “good reason” (a “Qualifying Termination”). In the case of Mr. Giromini, he will not receive payments under our change-in-control policy if he is entitled to greater benefits under the terms of his employment agreement, as described below. An executive must execute a release in favor of the Company to receive benefits under the policy.

Our equity incentive plans provide that, upon a corporate transaction, all outstanding shares of restricted stock and all stock units shall vest in full. All outstanding stock options and stock appreciation rights shall either (i) become immediately exercisable for a period of fifteen days prior to the scheduled consummation of the corporate transaction or (ii) our Board may elect, in its sole discretion, to cancel any outstanding awards of stock options, restricted stock, stock units and/or stock appreciation units and pay to the holder, in the case of restricted stock or stock units, an amount equal to the per share corporate transaction consideration or, in the case of stock options or stock appreciation rights, an amount equal to the number of shares of stock subject to the stock option or stock appreciation right multiplied by the difference of the per share corporate transaction consideration and the exercise price of the stock option or stock appreciation price. Accelerated vesting upon a “corporate transaction” will not occur to the extent that provision is made in writing in connection with the corporate transaction for the assumption or continuation of the outstanding awards, or for the substitution of such outstanding awards for similar awards relating to the stock of the successor entity, or a parent or subsidiary of the successor entity, with appropriate adjustments to the number of shares of stock that would be delivered and the exercise price, grant price or purchase price relating to any such award.

For this purpose, a “corporate transaction” is generally defined as our dissolution or liquidation or a merger, consolidation, or reorganization between us and one or more other entities in which we are not the surviving entity; a sale of substantially all of our assets to another person or entity; or any transaction that results in any person or entity, other than persons who are stockholders or affiliates immediately prior to the transaction, owning 50% or more of the combined voting power of all classes of our stock.

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

In the case of our NEOs, other than Mr. Giromini, the benefits under the policy upon a Qualifying Termination are a severance payment of one and one-half times base salary plus one and one-half times the executive’s target bonus for the year in which the Qualifying Termination occurs. In addition, a payment will be made for a pro-rata portion of the executive’s target bonus for the current year, and health benefits will be continued for one and one-half years (or until comparable coverage is obtained by the executive).

Mr. Giromini’s Agreement.  Mr. Giromini’s employment agreement has certain provisions that provide for payments to him in the event of the termination of his employment or in the event of a termination of his employment in connection with a change-in-control.

•
Termination for cause or without good reason — In the event that Mr. Giromini’s employment is terminated for “cause” or he terminates employment without “good reason” (each as defined below), we will pay the compensation and benefits otherwise payable to him through the termination date of his employment. However, Mr. Giromini shall not be entitled to any bonus payment for the fiscal year in which he is terminated for cause.

•
Termination by reason of death or disability — If Mr. Giromini’s employment is terminated by reason of death or disability, we are required to pay to him or his estate, as the case may be, the compensation and benefits otherwise payable to him through his date of termination, and a pro-rated bonus payment for the portion of the year served. In addition, Mr. Giromini, or his estate, will maintain all of his rights in connection with his vested options.

•
Termination without cause or for good reason — In the event that we terminate Mr. Giromini’s employment without “cause,” or he terminates employment for “good reason,” we are required to pay to him his then current base salary for a period of two years. During such two-year period, or until Mr. Giromini is eligible to receive benefits from another employer, whichever is longer, the Company will provide for his participation in a health plan and such benefits will be in addition to any other benefits due to him under any other health plan. In addition, Mr. Giromini will maintain his rights in connection with his vested options. Furthermore, if Mr. Giromini’s termination occurs at our election without cause, he is entitled to receive a pro-rata portion of his bonus for the year in which he is terminated.

•
Termination without cause or for good reason in connection with a change-in-control — In the event that we terminate Mr. Giromini’s employment without “cause,” or he terminates employment for “good reason,” within 180 days of a “change of control” (as defined below) we are required to pay to him a sum equal to three times his then base salary plus his target bonus for that fiscal year. We are also required to pay to him the compensation and benefits otherwise payable to him through the last day of his employment. In addition, any unvested stock options or restricted stock held by Mr. Giromini shall immediately and fully vest upon his termination. Furthermore, at our election, we are required to either continue Mr. Giromini’s benefits for a period of three years following his termination or pay him a lump sum payment equal to three years’ premiums (at the rate and coverage level applicable at termination) under our health and dental insurance policy plus three years’ premiums under our life insurance policy. Any change of control payment that becomes subject to the excise tax imposed by Section 4999 of the Internal Revenue Code or any interest or penalties with respect to such excise tax, including any additional excise tax, interest or penalties imposed on the restorative payment, requires that we make an additional restorative payment to Mr. Giromini that will fund the payment of such taxes, interest and penalties.

The payments and benefits payable to Mr. Giromini described above are contingent upon his execution of a negotiated general release of all claims. Mr. Giromini has also agreed not to compete with us during the term of his agreement and for a period of two years after termination for any reason.

As provided for under the Company’s change-in-control policy and his employment agreement, Mr. Giromini, upon a change-in-control, is entitled to receive benefits under either the change-in-control policy or his employment agreement, but not both.

For purposes of Mr. Giromini’s employment agreement, the following definitions apply:

•	“Cause” means:

•
The willful and continued failure to perform the executive’s principal duties (other than any such failure resulting from vacation, leave of absence, or incapacity due to injury, accident, illness, or physical or mental incapacity) as reasonably determined by the Board in good faith after the executive has been given written, dated notice by the Board specifying in reasonable detail his failure to perform and specifying a reasonable period of time, but in any event not less than twenty (20) business days, to correct the problems set forth in the notice;

•	The executive’s chronic alcoholism or addiction to non-medically prescribed drugs;

•	Theft or embezzlement of the Company’s money, equipment, or securities by the executive;

•	The executive’s conviction of, or the entry of a pleading of guilty or nolo contendere to, any felony or misdemeanor involving moral turpitude or dishonesty; or

•	The executive’s material breach of the employment agreement, and the failure to cure such breach within ten (10) business days of written notice thereof specifying the breach.

•	“Change of Control” means:

•	Any person becomes the beneficial owner of 50% or more of the combined voting power of our outstanding Common Stock;

•
During any two-year period, individuals who at the beginning of such period constitute the Board of Directors, including any new director whose election resulted from a vacancy on the Board of Directors caused by the mandatory retirement, death, or disability of a director and was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period, cease for any reason to constitute a majority of the Board of Directors;

•
We consummate a merger or consolidation with or into another company, the result of which is that our stockholders at the time of the execution of the agreement to merge or consolidate own less than 80% of the total equity of the company surviving or resulting from the merger or consolidation, or of a company owning 100% of the total equity of such surviving or resulting company;

•	The sale in one or a series of transactions of all or substantially all of our assets;

•
Any person has commenced a tender or exchange offer, or entered into an agreement or received an option to acquire beneficial ownership of 50% or more of our common stock, unless the Board of Directors has made a reasonable determination that such action does not constitute and will not constitute a change of control; or

•
There is a change of control of a nature that would generally be required to be reported under the requirements of the Securities and Exchange Commission, other than in circumstances specifically covered above.

•	“Good Reason” means:

•	A material diminishment of an executive’s position, duties, or responsibilities;

•
The assignment by us to the executive of substantial additional duties or responsibilities that are inconsistent with the duties or responsibilities then being carried out by the executive and which are not duties of an executive nature;

•	Material fraud on our part;

•
Discontinuance of the active operation of our business, or our insolvency, or the filing by or against us of a petition in bankruptcy or for reorganization or restructuring pursuant to applicable insolvency or bankruptcy law; and

•	As to Mr. Giromini, a material breach of his employment agreement by us, and our failure to cure such breach within 20 business days of written notice specifying the breach.

Payment and Benefit Estimates

The table below was prepared to reflect the estimated payments that would have been made pursuant to the policies and agreements described above. Except as otherwise noted, the estimated payments were calculated as though the applicable triggering event occurred and the NEO’s employment was terminated on December 31, 2009, using the share price of $1.89 of our Common Stock as of December 31, 2009.  Mr. Smith is not included in the table because he retired in August 2009.

		Accelerated Vesting of Equity Value				Parachute
	Aggregate			Welfare	Life	Tax
	Severance Pay	Restricted Stock	Stock Options	Benefits Continuation	Insurance Benefit	Gross-up Payment	Total
Executive	($)	($)	($)	($)	($)	($)	($)
Richard J. Giromini
Termination without cause or by executive for good reason	2,264,640	—	—	145,508	—	—	2,377,508
Termination following a change-in-control	2,561,420	174,961	—	218,262	—	737,608	3,675,931
Change-in-Control	—	174,961	—	—	—	—	174,961
Termination as the Result of Death	—	—	—	—	2,518,064	—	2,518,064

Mark J. Weber
Termination without cause or by executive for good reason	375,000	—	—	17,516	—	—	392,516
Termination following a change-in-control	550,230	44,048	—	11,678	—	—	599,476
Change-in-Control	—	44,048	—	—	—	—	44,048

Rodney P. Ehrlich
Termination without cause or by executive for good reason	442,500	—	—	14,645	—	—	457,145
Termination following a change-in-control	617,730	69,764	—	9,763	—	—	721,152
Change-in-Control	—	69,764	—	—	—	—	69,764

Bruce N. Ewald
Termination without cause or by executive for good reason	399,000	—	—	20,872	—	—	419,872
Termination following a change-in-control	574,230	80,163	—	13,914	—	—	672,627
Change-in-Control	—	80,163	—	—	—	—	80,163

Timothy J. Monahan
Termination without cause or by executive for good reason	379,500	—	—	14,387	—	—	393,887
Termination following a change-in-control	554,730	37,923	—	9,591	—	—	597,789
Change-in-Control	—	37,923	—	—	—	—	37,923

General Assumptions.

•	The amounts shown do not include distributions of plan balances under the Wabash National Deferred Compensation Plan. Those amounts are shown in the Nonqualified Deferred Compensation table.
•	No payments or benefits are payable or due upon a voluntary termination or termination for cause, other than amounts already earned.
•	Bonus amounts payable are at the target level.

Equity-based Assumptions.

•	For all NEOs, the vesting of all service-based restricted stock accelerates in full for terminations following a change of control event.
•
For all NEOs, all unexercisable options accelerate and become exercisable upon termination following a change of control event; however, as of December 31, 2009, all such unexercisable shares of the NEOs had no value upon their becoming exercisable on such date.

•
For all NEOs, for a change of control that is not accompanied by a termination of employment, the event constitutes a corporate transaction under our equity incentive plans, the equity awards are not assumed or substituted for and the vesting of all equity awards accelerates in full.

Director Compensation

Directors who are not our employees(1)  were compensated in 2009 for their service as a director as shown in the chart below:

Schedule of 2009 Director Fees
December 31, 2009

	Amount
Annual Retainers (2)
Board	$72,000	(3)
Chairman of the Board	13,500
Audit Committee Chair	10,800
Nominating and Corporate Governance Committee Chair	7,200
Compensation Committee Chair	7,200
Per Meeting Fees
Personal Attendance at Board and Committee Meetings	1,800
Telephonic Attendance at Board and Committee Meetings	900

(1)
The directors appointed pursuant to the rights provided to the Trailer Investors as described above under “Qualifications and Nomination of Director Candidates” are not separately compensated for their service as a director.  For 2009, these directors include Messrs. Binch, Boynton, Lyons, Maloney and Pruthi.

(2)	All annual retainers were paid in quarterly installments, except for annual grants of unrestricted shares of Common Stock.

(3)	Consisted of a $27,000 cash retainer and an award of unrestricted shares of Common Stock with an aggregate market value at time of grant of $45,000.

At the February 2010 Board meeting, the Board resolved to reduce its compensation for the Non-employee Directors, effective January 1, 2010, as follows:

Schedule of 2010 Director Fees
	Amount
Annual Retainers(1)
Board	$64,440	(2)
Chairman of the Board	13,500
Audit Committee Chair	10,800
Nominating and Corporate Governance Committee Chair	7,200
Compensation Committee Chair	7,200
Per Meeting Fees
Personal Attendance at Board and Committee Meetings	1,800
Telephonic Attendance at Board and Committee Meetings	900

(1)	All annual retainers are paid in quarterly installments.

(2)
Consists entirely of a cash retainer, of which the Nominating and Corporate Governance Committee recommended to the Board of Directors that at least $18,720 be used by each Non-employee Director to purchase common stock of the Company.

The following table summarizes the compensation paid to our directors during 2009, other than Mr. Giromini, whose compensation is discussed below under Executive Compensation.

Non-employee Director Stock Ownership Guidelines.  The Board believes that it is important for each director to have a financial stake in the Company such that the director’s interests align with those of the Company’s stockholders. To meet this objective, the Board has established stock ownership guidelines.  The guidelines provide that each Non-employee Director, upon reaching five years of service on the Board and continuously thereafter, shall maintain beneficial ownership of an amount of the Company’s common stock at least equal in value to five times the Director annual cash retainer, or shall retain ownership of at least sixty-five percent of the Company’s common stock granted to the Director as compensation for services.   As of December 31, 2009, all Non-employee Directors meet the guidelines.  The directors appointed pursuant to the rights provided to the Trailer Investors as described above under “Qualifications and Nomination of Director Candidates” are not separately compensated for their service as directors, and as such, are not required to meet the guidelines.

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

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 18, 2010 (unless otherwise specified), with respect to the beneficial ownership of our Common Stock by each person who is known to own beneficially more than 5% of the outstanding shares of Common Stock, each person currently serving as a director, each nominee for director, each Named Executive Officer (as defined in the Compensation Discussion & Analysis below), and all directors and executive officers as a group:

NAME AND ADDRESS OF BENEFICIAL OWNER	SHARES OF COMMON STOCK BENEFICIALLY OWNED (1)		PERCENT OF CLASS
Trailer Investments, LLC	24,762,636	(2)	44.2%
c/o Lincolnshire Management, Inc. 780 Third Avenue New York, NY 10017

Franklin Resources, Inc.	3,453,700	(3)	11.1%
One Franklin Parkway San Mateo, CA 94403

BlackRock, Inc. and affiliates	2,351,970	(4)	7.54%
40 East 52nd Street New York, NY 10022

Dimensional Fund Advisors LP	2,228,317	(5)	7.14%
1299 Ocean Avenue Santa Monica, CA 90401

Schneider Capital Management Corporation	1,773,422	(6)	5.69%
460 E. Swedesford Road, Suite 2000 Wayne, PA 19087

James G. Binch	0		*
Rodney P. Ehrlich	141,337	(7)	*
Bruce N. Ewald	115,028	(8)
Richard J. Giromini	589,290	(9)	1.9%
Martin C. Jischke	53,823		*
James D. Kelly	43,756		*
Stephanie K. Kushner	47,447		*
Michael J. Lyons	24,762,636	(10)	44.2%
Larry J. Magee	51,786		*
Thomas J. Maloney	24,762,636	(2)	44.2%
Timothy J. Monahan	129,087	(11)	*
Vineet Pruthi	24,762,636	(12)	44.2%
Erin J. Roth	36,136	(13)	*
Robert J. Smith	82,774	(14)	*
Scott K. Sorensen	45,686		*
Ronald L. Stewart	46,872		*
Mark J. Weber	61,710	(15)	*

All executive officers and directors as a group (16 persons)	26,124,625	(16)	46.8%

*	Less than one percent

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 31, 2010 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except where indicated otherwise, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)
Based on information provided jointly by (i) Trailer Investments, (ii) Lincolnshire Equity Fund III, L.P. (“LEF III”), a Delaware limited partnership and the sole member of Trailer Investments, (iii) Lincolnshire Equity Partners III, L.P. (“LEP III”), a Delaware limited partnership principally engaged in the business of serving as the general partners of LEF III, Lincolnshire Equity III, LLC (“Equity III”), a Delaware limited liability company principally engaged in the business of serving as the general partner of LEP III, and Thomas J. Maloney, a member of our board of directors, who holds a majority of the voting power of Equity III. The shares of common stock are issuable upon exercise of the Warrant, which is immediately exercisable at $.01 per share.

(3)
Based solely on a Schedule 13G filed January 29, 2010 on behalf of Franklin Resources, Inc. (“FRI”). These shares of common stock are beneficially owned by one or more open- or closed-end investment companies or other managed accounts that are investment management clients of investment managers that are direct and indirect subsidiaries, each, an “Investment Management Subsidiary” and, collectively, the “Investment Management Subsidiaries” of FRI, including the Investment Management Subsidiary Franklin Advisory Services, LLC. Investment management contracts grant to the Investment Management Subsidiaries all investment and/or voting power over the securities owned by such investment management clients, unless otherwise noted. Therefore, for purposes of Rule 13d-3 under the Act, the Investment Management Subsidiaries may be deemed to be the beneficial owners of the Securities.

Charles B. Johnson and Rupert H. Johnson, Jr. (the “Principal Shareholders”) each own in excess of 10% of the outstanding common stock of FRI and are the principal stockholders of FRI. FRI and the Principal Shareholders may be deemed to be, for purposes of Rule 13d-3 under the Act, the beneficial owners of securities held by persons and entities for whom or for which FRI subsidiaries provide investment management services. FRI, the Principal Shareholders and each of the Investment Management Subsidiaries disclaim any pecuniary interest in any of the Securities.

FRI, the Principal Shareholders, and each of the Investment Management Subsidiaries believe that they are not a “group” within the meaning of Rule 13d-5 under the Act and that they are not otherwise required to attribute to each other the beneficial ownership of the Securities held by any of them or by any persons or entities for whom or for which FRI subsidiaries provide investment management services.

(4)
Based solely on a Schedule 13G/A filed January 20, 2010 filed jointly on behalf of its investment advisory subsidiaries: BlackRock Institutional Trust Company, N.A., BlackRock Fund Advisors, BlackRock Advisors LLC; and BlackRock Investment Management, LLC (collectively the “Investment Management Subsidiaries”). The Investment Management Subsidiaries are investment advisors which hold reported shares.

(5)
Based solely on a Schedule 13G filed February10, 2010. Dimensional Fund Advisors LP (formerly, Dimensional Fund Advisors Inc.) (“Dimensional”), an investment advisor registered under the Investment Company Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In its role as investment advisor or manager, Dimensional possess investment and/or voting power over the securities that are owned by the Funds, and may be deemed to be the beneficial owner of the shares held by the Funds. However, all securities reported in the Schedule 13G are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

(6)	Based solely on a Schedule 13G filed February 12, 2010. Schneider Capital management Corporation has sole voting and dispositive power with respect to 1,773,422 shares.

(7)
Includes options held by Mr. Ehrlich to purchase 73,732 shares that are currently, or will be within 60 days of March 31, 2010, exercisable. Includes 14,000 shares held by a trust of which Mr. Ehrlich’s spouse is the sole trustee and 6,011 shares held by a trust of which Mr. Ehrlich is the sole trustee.

(8)	Includes options held by Mr. Ewald to purchase 61,352 shares that are currently, or will be within 60 days of March 31, 2010, exercisable.

(9)	Includes options held by Mr. Giromini to purchase 299,446 shares that are currently, or will be within 60 days of March 31, 2010, exercisable.

(10)
Mr. Lyons is a member of Equity III. Equity III is the general partner of LEP III, which is the general partner of Lincolnshire LEF III, which is the sole member of Trailer Investments. By virtue of his relationship with Equity III, Mr. Lyons may be deemed to have voting and dispositive power with respect to the 24,762,636 shares beneficially owned by Trailer Investments. Mr. Lyons disclaims beneficial ownership of the securities held by each of the entities referred to in this footnote except to the extent of his pecuniary interest therein.

(11)	Includes options held by Mr. Monahan to purchase 69,282 shares that are currently, or will be within 60 days of March 31, 2010, 2009, exercisable.

(12)
Mr. Pruthi is a member of Equity III. Equity III is the general partner of LEF III, which is the general partner of LEP III, which is the sole member of Trailer Investments. By virtue of his relationship with Equity III, Mr. Pruthi may be deemed to have voting and dispositive power with respect to the 24,762,636 shares beneficially owned by Trailer Investments. Mr. Pruthi disclaims beneficial ownership of the securities held by each of the entities referred to in this footnote except to the extent of his pecuniary interest therein.

(13)	Includes options held by Ms. Roth to purchase 12,767 shares that are currently, or will be within 60 days of March 31, 2010, exercisable.

(14)	Includes options held by Mr. Smith to purchase 50,140 shares that are currently, or will be within 60 days of March 31, 2010, exercisable.

(15)	Includes options held by Mr. Weber to purchase 22,546 shares that are currently, or will be within 60 days of March 31, 2010, exercisable.

(16)
Includes options held by our executive officers to purchase an aggregate of 539,125 shares that are currently, or will be within 60 days of March 31, 2009, exercisable. Also includes the 24,762,636 shares issuable upon exercise of the warrant referenced in footnote 2. Mr. Smith ceased to serve as our Chief Financial Officer on August 31, 2009 and his equity ownership is not included in the total. Also not included in the total is equity ownership of other executive officers that departed the Company in 2009, including Lawrence C. Cuculic and Joseph M. Zachman.  Mark J. Weber became our Chief Financial Officer on August 31, 2009, and Erin J. Roth became Vice President –General Counsel and Secretary on March 1, 2010, and the respective equity ownership of each is included in the total.  The Company’s directors do not hold any options.

Equity Compensation Plan Information

The Company hereby incorporates by reference the information contained under the heading “Equity Compensation Plan Information” from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2010 Annual Meeting of Stockholders to be held on May 13, 2010.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Persons Transactions

Related Persons Transactions Policy.  Our Board has adopted a Related Persons Transactions Policy. The Related Persons Transactions Policy sets forth our policy and procedures for review, approval and monitoring of transactions in which the Company and “related persons” are participants. Related persons include directors, nominees for director, officers, stockholders owning five percent or greater of our outstanding stock, and any immediate family members of the aforementioned. The Related Persons Transactions Policy is administered by a committee designated by the Board, which is currently the Audit Committee.

The Related Persons Transactions Policy covers any related person transaction that meets the minimum threshold for disclosure in our annual meeting proxy statement under the relevant Securities and Exchange Commission (the “SEC”) rules, which currently covers transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest. Related person transactions must be approved, ratified, rejected or referred to the Board by the Audit Committee. The policy provides that as a general rule all related person transactions should be on terms reasonably comparable to those that could be obtained by the Company in arm’s length dealings with an unrelated third party. However, the policy takes into account that in certain cases it may be impractical or unnecessary to make such a comparison. In such cases, the transaction may be approved in accordance with the provisions of the Delaware General Corporation Law.

The Related Persons Transaction Policy provides that management, or the affected director or officer will bring any relevant transaction to the attention of the Audit Committee. If a director is involved in the transaction, he or she will be recused from all discussions and decisions with regard to the transaction, to the extent practicable. The transaction must be approved in advance whenever practicable, and if not practicable, must be ratified as promptly as practicable. All related person transactions will be disclosed to the full Board, and will be included in the Company’s proxy statement and other appropriate filings as required by the rules and regulations of the SEC and the New York Stock Exchange.

On January 1, 2007, we entered into an executive director agreement with William P. Greubel in connection with his retirement as our Chief Executive Officer. Mr. Greubel was a member of our Board until his resignation on February 12, 2009.  The executive director agreement provided for Mr. Greubel to remain as our employee in order to provide additional services to us, including representing the Company at important events, strategic planning, and assisting with current and new account development. The agreement superseded his previous employment agreement and extended through January 1, 2009. See “Director Compensation” below for a further discussion of the benefits to Mr. Greubel under the executive director agreement.  Mr. Greubel resigned from our Board of Directors on February 12, 2009.

On July 17, 2009, we entered into a Securities Purchase Agreement with Trailer Investments, LLC (“Trailer Investments”), an entity formed for this purpose by Lincolnshire Equity Fund III, L.P., a private equity investment fund managed by Lincolnshire Management, Inc. (“Lincolnshire”).  Pursuant to the Securities Purchase Agreement, we, among other things, issued to Trailer Investments for an aggregate purchase price of $35,000,000 (i) 20,000 shares of our Series E redeemable preferred stock (the “Series E Preferred”), 5,000 shares of our Series F redeemable preferred stock (the “Series F Preferred”), and 10,000 shares of our Series G redeemable preferred stock (the “Series G Preferred”, and together with the Series E Preferred and the Series F Preferred, the “Preferred Stock”), the terms of which are provided in the certificates of designations, preferences and rights for each series of Preferred Stock (the “Certificates of Designation”), and (ii) a warrant (the “Warrant”) exercisable at $0.01 per share for a number of newly issued shares of common stock representing, at the time of the issuance of the Warrant, 44.21% of the issued and outstanding common stock of the Company after giving effect to the issuance of the shares underlying the Warrant (subject to upward adjustment) (the “Transaction”).

The dividend rates of the Preferred Stock issued to Trailer Investors are as follows:

•
Series E Preferred has a dividend rate of 15% per annum payable quarterly, which dividend rate will be increased by 0.5% every quarter if Series E Preferred is still outstanding after the 5 year anniversary of its issuance;

•
Series F Preferred has a dividend rate of 16% per annum payable quarterly, which dividend rate will be increased by 0.5% every quarter if Series F Preferred is still outstanding after the 5 year anniversary of its issuance; and

•
Series G Preferred has a dividend rate of 18% per annum payable quarterly, which dividend rate will be increased by 0.5% every quarter if Series G Preferred is still outstanding after the 5 year anniversary of its issuance.

During the first two years, dividends may be accrued at the election of the Company. Accordingly, the unpaid accrued dividends as of December 31, 2009 have been reflected in Preferred Stock on our consolidated balance sheet.  Dividends are payable on the accrued dividends based on the underlying series of Preferred.  Accrued dividends are not required to be repaid until redemption of the Preferred Stock, but are not precluded from being paid prior to redemption without penalty.  During 2009, the Company accrued dividends on the Preferred Stock as follows:

•	$1,251,458 of accrued dividends on Series E Preferred;

•	$334,044 of accrued dividends on Series F Preferred; and

•	$753,050 of accrued dividends on Series G Preferred.

In connection with the Transaction we also entered into an Investor Rights Agreement dated August 3, 2009 with Trailer Investments (the “Investor Rights Agreement”).  Pursuant to rights provided to Trailer Investments under the Certificates of Designation and the Investor Rights Agreement, on July 30, 2009 our Board appointed Thomas J. Maloney, Michael J. Lyons, Vineet Pruthi, James G. Binch and Andrew C. Boynton (collectively, the “Trailer Directors”) to the Board effective as of the Closing.  Mr. Boynton resigned from our Board in February 2010.  The Trailer Directors, except for Mr. Boynton, are all principals of Lincolnshire: Mr. Maloney is President, Messrs. Lyon and Pruthi are Senior Managing Directors and Mr. Binch is a Managing Director.  The sole member of Trailer Investments is Lincolnshire Equity Fund III, L.P., and its general partner is Lincolnshire Equity Partners III, L.P., and its general partner is Lincolnshire Equity III, LLC (“Equity III”).  Mr. Maloney is a member, and holds a majority of the voting power, of Equity III. Messrs. Lyons and Pruthi are also members of Equity III.  Each of the Trailer Directors have a material interest in the Transaction due to their relationships with Lincolnshire, and Messrs. Maloney, Lyons and Pruthi have a material interest due to their relationship with Equity III.

Pursuant to the terms of the Investor Rights Agreement, we are required to reimburse Trailer Investments for its reasonable costs and expenses (a) in exercising or enforcing any rights afforded to it under the Investor Rights Agreement or the other agreements entered into in connection with the Transaction, (b) in amending, modifying, or revising the Investor Rights Agreement, the Warrant or the Certificates of Designation, or (c) in connection with any transaction, claim, or event that Trailer Investments reasonably believes affects the Company and as to which it seeks the advice of counsel.  For the year ended December 31, 2009, we paid an aggregate of $500,000 for Trailer Investments reasonable costs and expenses, in addition to $13,495 of legal and transaction expenses paid to Lincolnshire in connection with entering into the transaction.

The Trailer Directors are entitled to reimbursement of reasonable expenses incurred for their service on our Board but are not entitled to any other compensation from us.  Further, in connection with the appointment to the Board of the Trailer Directors, the Board adopted a customary indemnification agreement with each of the Trailer Directors and each of our other directors at that time.

Director Independence

Under the rules of the New York Stock Exchange, the Board must affirmatively determine that a director has no material relationship with the Company for the director to be considered independent. Our Board of Directors undertook its annual review of director independence in February 2010. The purpose of the review was to determine whether any relationship or transaction existed that was inconsistent with a determination that the director or director nominee is independent. The Board considered transactions and relationships between each director and director nominee, and any member of his or her immediate family, and Wabash and its subsidiaries and affiliates. The Board also considered whether there were any transactions or relationships between directors or director nominees or any member of their immediate families (or any entity of which a director or director nominee or an immediate family member is an executive officer, general partner or significant equity holder) and members of our senior management or their affiliates.

As a result of this review, the Board of Directors affirmatively determined that all of the directors nominated for election at the Annual Meeting are independent of Wabash and its management within the meaning of the rules of the New York Stock Exchange, with the exception of Richard J. Giromini who is the Chief Executive Officer of Wabash.

On May 24, 2007, Dr. Martin Jischke assumed the position of Chairman of the Board. Among his other responsibilities, our Chairman of the Board presides at the executive sessions of our independent and non-management directors and facilitates communication between our independent directors and management.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of this form and the audit committee’s pre-approval policies and procedures regarding the engagement of the principal accountant are incorporated herein by reference to the information contained under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” from the Company’s definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2010 Annual Meeting of Stockholders to be held on May 13, 2010.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements: The Company has included all required financial statements in Item 8 of this Form 10-K.  The financial statement schedules have been omitted as they are not applicable or the required information is included in the Notes to the consolidated financial statements.

(b)	Exhibits: The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

2.01	Stock Purchase Agreement by and among the Company, Transcraft Corporation and Transcraft Investment Partners, L.P. dated as of March 3, 2006 (12)
3.01	Certificate of Incorporation of the Company (1)
3.02	Certificate of Designations of Series D Junior Participating Preferred Stock (10)
3.03	Certificate of Designations, Preferences and Rights of Series E Redeemable Preferred Stock (18)
3.04	Certificate of Designations, Preferences and Rights of Series F Redeemable Preferred Stock (18)
3.05	Certificate of Designations, Preferences and Rights of Series G Redeemable Preferred Stock (18)
3.06	Amended and Restated Bylaws of the Company, as amended (18)
4.01	Specimen Stock Certificate (2)
4.02	Rights Agreement between the Company and National City Bank as Rights Agent dated December 28, 2005 (11)
4.03	Amendment No. 1 to the Rights Agreement dated July 17, 2009 (17)
10.01#	1992 Stock Option Plan (1)
10.02#	2000 Stock Option Plan (3)
10.03#	Executive Employment Agreement dated June 28, 2002 between the Company and Richard J. Giromini (4)
10.04#	Non-qualified Stock Option Agreement dated July 15, 2002 between the Company and Richard J. Giromini (4)
10.05#	Non-qualified Stock Option Agreement between the Company and William P. Greubel (4)
10.06	Asset Purchase Agreement dated July 22, 2003 (5)
10.07	Amendment No. 1 to the Asset Purchase Agreement dated September 19, 2003 (5)
10.08#	2004 Stock Incentive Plan (6)
10.09#	Form of Associate Stock Option Agreements under the 2004 Stock Incentive Plan (7)
10.10#	Form of Associate Restricted Stock Agreements under the 2004 Stock Incentive Plan (7)
10.11#	Form of Executive Stock Option Agreements under the 2004 Stock Incentive Plan (7)
10.12#	Form of Executive Restricted Stock Agreements under the 2004 Stock Incentive Plan (7)
10.13#	Restricted Stock Unit Agreement between the Company and William P. Greubel dated March 7, 2005 (8)
10.14#	Stock Option Agreement between the Company and William P. Greubel dated March 7, 2005 (8)
10.15#	Corporate Plan for Retirement – Executive Plan (9)
10.16#	Change in Control Policy (15)
10.17#	Executive Severance Policy (15)
10.18#	Form of Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan (13)
10.19#	Form of Restricted Stock Agreement under the 2004 Stock Incentive Plan (13)
10.20#	Form of CEO and President Restricted Stock Agreement under the 2004 Stock Incentive Plan (13)
10.21#	Form of Stock Option Agreement under the 2004 Stock Incentive Plan (13)
10.22#	Form of CEO and President Stock Option Agreement under the 2004 Stock Incentive Plan (13)
10.23#	Executive Director Agreement dated January 1, 2007 between the Company and William P. Greubel (14)
10.24#	Amendment to Executive Employment Agreement dated January 1, 2007 between the Company and Richard J. Giromini (14)
10.25#	Form of Non-Qualified Stock Option Agreement under the 2007 Omnibus Incentive Plan (15)
10.26#	Form of Restricted Stock Agreement under the 2007 Omnibus Incentive Plan (15)
10.27#	2007 Omnibus Incentive Plan, as amended (16)
10.28	Securities Purchase Agreement by and between the Company and Trailer Investments, LLC, dated July 17, 2009 (17)
10.29
Third Amended and Restated Loan and Security Agreement by and among the Company and certain of its subsidiaries identified on the signature page thereto, Bank of America, N.A.,, and the other lender parties thereto, dated July 17, 2009 (17)

10.30	Investor Rights Agreement by and between the Company and Trailer Investments, LLC dated August 3, 2009 (18)
10.31	Warrant to Purchase Shares of Common Stock issued August 3, 2009 (18)
10.32	Form of Indemnification Agreement with investor directors (18)
21.00	List of Significant Subsidiaries (19)
23.01	Consent of Ernst & Young LLP (19)
31.01	Certification of Principal Executive Officer (19)
31.02	Certification of Principal Financial Officer (19)
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (19)

#	Management contract or compensatory plan.
(1)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-42810) or the Registrant’s Registration Statement on Form 8-A filed December 6, 1995 (item 3.02 and 4.02)
(2)	Incorporated by reference to the Registrant’s registration statement Form S-3 (Registration No. 333-27317) filed on May 16, 1997
(3)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2001 (File No. 1-10883)
(4)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (File No. 1-10883)
(5)	Incorporated by reference to the Registrant’s Form 8-K filed on September 29, 2003 (File No. 1-10883)
(6)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 1-10883)
(7)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 (File No. 1-10883)
(8)	Incorporated by reference to the Registrant’s Form 8-K filed on March 11, 2005 (File No. 1-10883)
(9)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2005 (File No. 1-10883)
(10)	Incorporated by reference to the Registrant’s Form 8-K filed on December 28, 2005 (File No. 1-10883)
(11)	Incorporated by reference to the Registrant’s registration statement on Form 8-A12B filed on December 28, 2005 (File No. 1-10883)
(12)	Incorporated by reference to the Registrant’s Form 8-K filed on March 8, 2006 (File No. 1-10883)
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on May 18, 2006 (File No. 1-10883)
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on January 8, 2007 (File No. 1-10883)
(15)	Incorporated by reference to the Registrant’s Form 8-K filed on May 24, 2007 (File No. 1-10883)
(16)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2007 (File No. 1-10883)
(17)	Incorporated by reference to the Registrant’s Form 8-K filed on July 20, 2009 (File No. 1-10883)
(18)	Incorporated by reference to the Registrant’s Form 8-K filed on August 4, 2009 (File No. 1-10883)
(19)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WABASH NATIONAL CORPORATION

March 26, 2010	By:	/s/ Mark J. Weber
Mark J. Weber
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date	Signature and Title

March 26, 2010	By:	/s/ Richard J. Giromini
Richard J. Giromini
President and Chief Executive Officer, Director
(Principal Executive Officer)

March 26, 2010	By:	/s/ Mark J. Weber
Mark J. Weber
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

March 26, 2010	By:	/s/ Martin C. Jischke
Dr. Martin C. Jischke
Chairman of the Board of Directors

March 26, 2010	By:	/s/ James G. Binch
James G. Binch
Director

March 26, 2010	By:	/s/ Andrew C. Boynton
Andrew C. Boynton
Director

March 26, 2010	By:	/s/ James D. Kelly
James D. Kelly
Director

March 26, 2010	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
Director

March 26, 2010	By:	/s/ Michael J. Lyons
Michael J. Lyons
Director

March 26, 2010	By:	/s/ Larry J. Magee
Larry J. Magee
Director

March 26, 2010	By:	/s/ Thomas J. Maloney
Thomas J. Maloney
Director

March 26, 2010	By:	/s/ Vineet Pruthi
Vineet Pruthi
Director

March 26, 2010	By:	/s/ Scott K. Sorensen
Scott K. Sorensen
Director

March 26, 2010	By:	/s/ Ronald L. Stewart
Ronald L. Stewart
Director