Form 10-Q
period 2010-03-31
WABASH NATIONAL CORP /DE
filed 2010-05-04
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010 OR
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of common stock outstanding at April 28, 2010 was 31,088,276.

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at	3
	March 31, 2010 and December 31, 2009

	Condensed Consolidated Statements of Operations	4
	for the three months ended March 31, 2010 and 2009

	Condensed Consolidated Statements of Cash Flows	5
	for the three months ended March 31, 2010 and 2009

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition	13
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	23

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	25

Item 6.	Exhibits	25

	Signature	25

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,378	$1,108
Accounts receivable, net	23,822	17,081
Inventories	74,036	51,801
Prepaid expenses and other	7,763	6,877
Total current assets	106,999	76,867

PROPERTY, PLANT AND EQUIPMENT, net	105,560	108,802

INTANGIBLE ASSETS	25,176	25,952

OTHER ASSETS	11,312	12,156
	$249,047	$223,777

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Current portion of capital lease obligation	$337	$337
Accounts payable	51,675	30,201
Other accrued liabilities	36,129	34,583
Warrant	173,438	46,673
Total current liabilities	261,579	111,794

LONG-TERM DEBT	42,435	28,437

CAPITAL LEASE OBLIGATION	4,384	4,469

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES	3,073	3,258

PREFERRED STOCK, net of discount, 25,000,000 shares authorized, $0.01 par value, 35,000 shares issued and outstanding	24,336	22,334

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock 75,000,000 shares authorized, $0.01 par value, 30,446,736 and 30,376,374 shares issued and outstanding, respectively	330	331
Additional paid-in capital	356,581	355,747
Retained deficit	(418,194)	(277,116)
Treasury stock at cost, 1,675,600 common shares	(25,477)	(25,477)
Total stockholders' (deficit) equity	(86,760)	53,485
	$249,047	$223,777

See Notes to Condensed Consolidated Financial Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

NET SALES	$78,274	$77,937

COST OF SALES	79,250	93,413

Gross profit	(976)	(15,476)

GENERAL AND ADMINISTRATIVE EXPENSES	7,715	8,658

SELLING EXPENSES	2,541	3,185

Loss from operations	(11,232)	(27,319)

OTHER INCOME (EXPENSE):
Increase in fair value of warrant	(126,765)	-
Interest expense	(1,027)	(1,005)
Other, net	32	55

Loss before income taxes	(138,992)	(28,269)

INCOME TAX EXPENSE	87	15

Net loss	$(139,079)	$(28,284)

PREFERRED STOCK DIVIDENDS	$1,999	$-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(141,078)	$(28,284)

BASIC AND DILUTED NET LOSS PER SHARE	$(4.64)	$(0.94)

COMPREHENSIVE LOSS
Net loss	$(139,079)	$(28,284)
Changes in fair value of derivatives, net of tax	-	118
NET COMPREHENSIVE LOSS	$(139,079)	$(28,166)

See Notes to Condensed Consolidated Financial Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities
Net loss	$(139,079)	$(28,284)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	4,428	4,796
Increase in fair value of warrant	126,765	-
Stock-based compensation	829	965
Changes in operating assets and liabilities
Accounts receivable	(6,741)	20,677
Inventories	(22,235)	8,278
Prepaid expenses and other	(886)	1,092
Accounts payable and accrued liabilities	23,020	(4,724)
Other, net	106	(78)
Net cash (used in) provided by operating activities	$(13,793)	$2,722

Cash flows from investing activities
Capital expenditures	(280)	(539)
Proceeds from the sale of property, plant and equipment	493	6
Net cash provided by (used in) investing activities	$213	$(533)

Cash flows from financing activities
Proceeds from exercise of stock options	16	-
Borrowings under revolving credit facilities	89,661	18,529
Payments under revolving credit facilities	(75,663)	(45,575)
Principal payments under capital lease obligation	(85)	(81)
Preferred stock issuance costs paid	(79)	-
Net cash provided by (used in) financing activities	$13,850	$(27,127)

Net increase (decrease) in cash and cash equivalents	$270	$(24,938)
Cash and cash equivalents at beginning of period	1,108	29,766
Cash and cash equivalents at end of period	$1,378	$4,828

See Notes to Condensed Consolidated Financial Statements

WABASH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF THE BUSINESS

The condensed consolidated financial statements of Wabash National Corporation (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations and cash flows. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

As discussed in Note 1 to the Company’s 2009 Annual Report on Form 10-K, the year ending December 31, 2009 was challenging for the trailer industry as the factors negatively impacting demand for new trailers became more intense and pervasive across the United States.  According to the most recent A.C.T. Research Company, LLC (“ACT”) estimates, total trailer industry shipments in 2009 were approximately 80,000, or a decline of 44% from the 143,000 trailers shipped in 2008 and more than 62% lower than the 213,000 trailers reported for the year ended December 31, 2007.   These decreases in the demand for trailers reflected the weakness of truck freight, which trended down since the latter part of 2006 as a result of general economic conditions and, more particularly, declines in new home construction and the automotive industry.  As a result of these significant declines within the trailer industry, the Company’s revenues, gross profits, financial position and liquidity for 2009 were all negatively impacted.

In light of these economic conditions and the decline in the Company’s operating results and financial condition, in July 2009, the Company entered into a Securities Purchase Agreement with Trailer Investments, LLC (“Trailer Investments”) pursuant to which Trailer Investments purchased shares of redeemable preferred stock for an aggregate purchase price of $35.0 million.  Concurrent with entering into the Securities Purchase Agreement, the Company entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Facility”) with its lenders, effective August 3, 2009, with a maturity date of August 3, 2012.  The Amended Facility amends and restates the Company’s previous revolving credit facility, and the lenders waived certain events of default that had occurred under the previous revolving credit facility and waived the right to receive default interest during the time the events of default had continued.  In addition to the liquidity generated from both the Securities Purchase Agreement with Trailer Investments and the Amended Facility, the Company has been and will continue to aggressively manage its capital expenditures, cost structure and cash position.  Capital spending for 2009, which was limited to required replacement projects and cost reduction initiatives, amounted to $1.0 million and is anticipated to be approximately $2.0 million for 2010.  The Company has also implemented various cost reduction actions that have substantially decreased its overhead and operating costs, including reductions in hourly and salary headcount, compensation, and benefits.  In addition, the Company optimized its operations through plant, assembly line and warehouse consolidation projects.

While the Company continues to face uncertainty in 2010 regarding the demand for trailers in the current economic environment, the overall trailer market for 2010 is expected to be an improvement from 2009.  According to the most recent ACT estimates, total trailer industry shipments for 2010 are expected to be up 28% from 2009 to approximately 103,000 units in 2010.  Our backlog of orders at March 31, 2010 was $295 million, up 115% from our backlog at December 31, 2009 and 157% from the same period in the prior year.  While this trend in the overall trailer market is encouraging to see, the Company will proceed with caution as the overall demand levels are expected to be stronger in the second half of the year as compared to the first half.

2.	INVENTORIES

Inventories are stated at lower of cost, determined on the first-in, first-out (FIFO) method, or market.  The cost of manufactured inventory includes raw material, labor and overhead.  Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Raw materials and components	$20,418	$15,280
Work in progress	4,680	386
Finished goods	36,997	26,920
Aftermarket parts	3,624	4,072
Used trailers	8,317	5,143
	$74,036	$51,801

3.	ISSUANCE OF PREFERRED STOCK AND WARRANT

In July 2009, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Trailer Investments pursuant to which Trailer Investments purchased 20,000 shares of Series E redeemable preferred stock (“Series E Preferred”), 5,000 shares of Series F redeemable preferred stock (“Series F Preferred”), and 10,000 shares of Series G redeemable preferred stock (“Series G Preferred”, and together with the Series E Preferred and the Series F Preferred, the “Preferred Stock”) for an aggregate purchase price of $35.0 million.  Trailer Investments also received a warrant that is exercisable at $0.01 per share for 24,762,636 newly issued shares of the Company’s common stock representing, on August 3, 2009, the date the warrant was delivered, 44.21% of the Company’s issued and outstanding common stock after giving effect to the issuance of the shares underlying the warrant, subject to upward adjustment to maintain that percentage if currently outstanding options are exercised.  Pursuant to these terms, due to shares issued upon the exercise of stock options during the first quarter of 2010 the warrant is now exercisable for an additional 3,541 shares, or 24,766,177 shares in the aggregate.  The number of shares of common stock subject to the warrant is also subject to upward adjustment to an amount equivalent to 49.99% of the issued and outstanding common stock of the Company outstanding immediately after the closing after giving effect to the issuance of the shares underlying the warrant in specified circumstances where the Company loses its ability to utilize its net operating loss carryforwards, including as a result of a stockholder of the Company acquiring greater than 5% of the outstanding common stock of the Company.  Of the aggregate amount of $35.0 million received, approximately $13.2 million was attributed to the warrant and $21.8 million was attributed to the preferred stock based on the estimated fair values of these instruments as of the agreement date.  The difference between the initial value and the liquidation value of the Preferred Stock, including issuance costs of approximately $2.8 million, will be accreted as preferred stock dividends over a period of five years using the effective interest method.

The following table presents the activity for the Preferred Stock (in thousands):

	Series E	Series F	Series G	Total Preferred
	Preferred	Preferred	Preferred	Stock
Balance as of December 31, 2009	$12,984	$3,190	$6,160	$22,334
Issuance cost adjustment	2	-	1	3
Accretion	288	73	152	513
Accrued and unpaid dividends	793	212	481	1,486
Balance as of March 31, 2010	$14,067	$3,475	$6,794	$24,336

The Series E Preferred, Series F Preferred and Series G Preferred pay an annual dividend rate of 15%, 16% and 18%, respectively, based on liquidation value.  The dividend on each series of Preferred Stock is payable quarterly and subject to increase by 0.5% every quarter if the applicable series of Preferred Stock is still outstanding after August 3, 2014.  During the first two years following the issuance of the Preferred Stock, the Company may elect and intends to accrue these dividends unpaid in which case these unpaid dividends accrue dividends.  Accordingly, all unpaid accrued dividends through March 31, 2010 have been reflected in Preferred Stock.  The unpaid dividends, including the additional dividends accrued as a result of previously unpaid dividends, are not required to be repaid by the Company until redemption of the Preferred Stock, but are not precluded from being paid prior to redemption without penalty, at the discretion of the Company.  Additionally, the Preferred Stock restricts the Company’s ability to declare or pay cash dividends to its holders of common stock so long as any shares of the Preferred Stock remain outstanding unless otherwise approved by the majority of the holders of the outstanding Preferred Stock.

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

4.	FAIR VALUE MEASUREMENTS

As of the beginning of the 2008 fiscal year, the Company adopted the provisions of a statement issued by the FASB on fair value measurements as it relates to recurring financial assets and liabilities. As of the beginning of the 2009 fiscal year, the Company adopted the provisions of this Statement as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities.

The statement establishes a three-level valuation hierarchy for fair value measurements.  These valuation techniques are based upon the transparency of inputs (observable and unobservable) to the valuation of an asset or liability as of the measurement date.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs create the following fair value hierarchy:

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis (in thousands):

	March 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Warrant	$-	$173,438	$-	$173,438	$-	$46,673	$-	$46,673

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

The Company’s policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method.  The amount of compensation costs related to nonvested stock options and restricted stock not yet recognized was $5.1 million at March 31, 2010, for which the expense will be recognized through 2013.

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

The case grows out of a joint venture agreement between BK and the Company related to marketing of RoadRailer trailers in Brazil and other areas of South America.  When BK was placed into the Brazilian equivalent of bankruptcy late in 2000, the joint venture was dissolved.  BK subsequently filed its lawsuit against the Company alleging that it was forced to terminate business with other companies because of the exclusivity and non-compete clauses purportedly found in the joint venture agreement.  BK asserts damages of approximately $8.4 million.

The Company answered the complaint in May 2001, denying any wrongdoing.  The Company believes that the claims asserted by BK are without merit and it intends to defend its position.  A trial was held on March 30, 2010 in Curitiba, Paraná, Brazil.  A ruling on the evidence presented at the trial is not expected for several months.   The Company believes that the resolution of this lawsuit will not have a material adverse effect on its financial position, liquidity or future results of operations; however, at this stage of the proceeding no assurances can be given as to the ultimate outcome of the case.

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

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net loss per share is determined using net loss applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Net loss applicable to common stockholders	$(141,078)	$(28,284)

Basic and diluted weighted average common shares outstanding	30,432	30,050
Basic and diluted net loss per share	$(4.64)	$(0.94)

Due to the losses reported in 2010 and 2009, average diluted shares outstanding for the three month periods ending March 31, 2010 and 2009 exclude the antidilutive effects of the following potential common shares (in thousands):

	Three Months Ended March 31,
	2010	2009
Stock options and restricted stock	151	32
Redeemable warrants	24,701	-
Options to purchase common shares	1,706	2,119

8.	INCOME TAXES

The Company has experienced cumulative operating losses over the most recent three year period.  After considering these operating losses and other available evidence, both positive and negative, management determined that it was necessary to record a full valuation allowance against its deferred tax assets created during the quarter ended March 31, 2010.  As a result, the effective income tax expense for the first quarter of 2010 was less than $0.1 million.

9.	PRODUCT WARRANTIES

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2010	2009
Balance as of January 1	$14,782	$17,027
Provision for warranties issued in current year	224	223
Additional (recovery of) provision for pre-existing warranties	(355)	70
Payments	(496)	(693)
Balance as of March 31	$14,155	$16,627

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

Reportable segment information is as follows (in thousands):

		Retail and		Consolidated
	Manufacturing	Distribution	Eliminations	Totals
Three Months Ended
March 31, 2010
Net sales
External customers	$57,334	$20,940	$-	$78,274
Intersegment sales	5,414	-	(5,414)	-
Total net sales	$62,748	$20,940	$(5,414)	$78,274

(Loss) Income from operations	$(10,615)	$(619)	$2	$(11,232)
Assets	$379,638	$99,226	$(229,817)	$249,047

Three Months Ended
March 31, 2009
Net sales
External customers	$57,254	$20,683	$-	$77,937
Intersegment sales	3,384	-	(3,384)	-
Total net sales	$60,638	$20,683	$(3,384)	$77,937

(Loss) Income from operations	$(24,264)	$(3,106)	$51	$(27,319)
Assets	$392,130	$110,380	$(230,236)	$272,274

b.  Product Information

The Company offers products primarily in three general categories: new trailers, used trailers and parts, service and other.  The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Three Months Ended March 31,
	2010		2009
	$	%	$	%
New trailers	59,677	76.2	60,264	77.3
Used trailers	4,690	6.0	5,507	7.1
Parts, service and other	13,907	17.8	12,166	15.6
Total net sales	78,274	100.0	77,937	100.0

11.	SUBSEQUENT EVENT

In May 2009, the FASB issued a Statement on subsequent events.  The Statement establishes a general standard of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, the Statement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The requirements of the Statement were effective for interim and annual financial periods ending after June 15, 2009.  The Company evaluated its March 31, 2010 consolidated financial statements for subsequent events through the date that the Company’s consolidated financial statements were filed with the SEC.  No subsequent events have taken place that meet the definition of a subsequent event that requires further disclosure in this filing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report of Wabash National Corporation (the “Company”, “Wabash” or “we”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forward-looking statements” include, but are not limited to, statements regarding:

•	our business plan;

•	our expected revenues, income or loss and capital expenditures;

•	plans for future operations;

•	financing needs, plans and liquidity, including for working capital and capital expenditures;

•	our ability to achieve sustained profitability;

•	reliance on certain customers and corporate relationships;

•	availability and pricing of raw materials;

•	availability of capital and financing;

•	dependence on industry trends;

•	the outcome of any pending litigation;

•	export sales and new markets;

•	engineering and manufacturing capabilities and capacity;

•	acceptance of new technology and products;

•	government regulation; and

•	assumptions relating to the foregoing.

Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report.  Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed in “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2009 and elsewhere herein, including, but not limited to, Item 1A of Part II hereof. Each forward-looking statement contained in this Quarterly Report reflects our management’s view only as of the date on which that forward-looking statement was made.  We are not obligated to update forward-looking statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended
	March 31,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales	101.2	119.9
Gross profit	(1.2)	(19.9)
General and administrative expenses	9.9	11.1
Selling expenses	3.2	4.1
Loss from operations	(14.3)	(35.1)
Increase in fair value of warrant	(162.0)	-
Interest expense	(1.3)	(1.3)
Loss before income taxes	(177.6)	(36.4)
Income tax expense	0.1	-
Net loss	(177.7)%	(36.4)%

In the three month period ended March 31, 2010, we recorded net sales of $78.3 million compared to $77.9 million in the prior year period.  Net sales were comparable to the previous year period as the slight decline in new and used trailers was offset by increases in our parts and services business resulting from the increased sales of portable storage containers, the penetration of use of our DuraPlate® composite into the truck body market, and the sale of DuraPlate® panels for other industrial applications.  Gross profit margin was negative 1.2% in the first quarter of 2010 compared to a negative 19.9% in the first quarter of 2009.  This improvement in gross profit was driven by increased production levels, improved raw material and component costs as well as lower overhead costs as compared to the prior year period.  While we are encouraged to see signs of improvement in the overall trailer market in the first quarter of 2010 as compared to the prior year period, we are proceeding with caution based on our expectation that the overall demand levels are expected to be stronger in the second half of the year as compared to the first half.  In addition, based on the current low demand environment, pricing competition had and will continue to have an adverse impact on our margins as manufacturers compete for limited opportunities in order to fill under-utilized capacity.  Operating income was positively impacted by a decrease in general and administrative and selling expenses compared to the 2009 period due to a reduction in headcount and salaries, employee related expenses and other various discretionary cost reductions.  These expense reductions are primarily a result of our cost cutting initiatives and efforts to adjust our cost structure to match the current market demand.  Included in other income and expense is a $126.8 million non-cash charge relating to the quarterly fair value adjustment of our warrant issued to Trailer Investments, LLC (“Trailer Investments”) as a part of the Securities Purchase Agreement entered into in July 2009.

Our management team continues to be focused on rightsizing our operations to match the current demand environment, implementing our cost savings initiatives, strengthening our capital structure, developing innovative products, positioning the Company to optimize profits as the industry recovers and selecting product introductions that meet the needs of our customers.

As a recognized industry leader, we continue to focus on product innovation, lean manufacturing, strategic sourcing and workforce rationalization in order to strengthen our industry position and improve operating results.

Three Months Ended March 31, 2010

Net Sales

Net sales in the first quarter of 2010 increased $0.3 million, or 0.4%, compared to the first quarter of 2009.  By business segment, net external sales and related units sold were as follows (dollars in millions):

	Three Months Ended March 31,
	2010	2009	% Change
Sales by segment
Manufacturing	$57.4	$57.3	0.2
Retail and distribution	20.9	20.6	1.5
Total	$78.3	$77.9	0.5

	(units)
New trailer units
Manufacturing	2,300	2,500	(8.0)
Retail and distribution	300	200	50.0
Total	2,600	2,700	(3.7)

Used trailer units	700	900	(22.2)

Manufacturing segment sales were $57.3 million in the first quarter of 2010, an increase of $0.1 million, or less than 1.0%, compared to the first quarter of 2009.  New trailer sales volume decreased by 200 units, or 8.0%, compared to the prior year period.  This decrease in new trailer sales volume for the quarter was offset by higher average selling prices compared to the prior year period due to favorable customer and product mix as well as increased sales of our portable storage containers and penetration of use of our DuraPlate® composite into the truck body market.

Retail and distribution segment sales were $20.9 million in the first quarter of 2010, up $0.3 million, or 1.2% compared to the prior year first quarter. New trailer sales increased $1.4 million, or 21.5%, due to a 50.0% increase in volumes.  Used trailer sales were down $0.8 million, or 14.8%, primarily due to a 22.2% reduction in volumes.  Parts and service sales were down $0.3 million, or 3.3%.

Cost of Sales

Cost of sales for the first quarter of 2010 was $79.3 million, a decrease of $14.2 million, or 15.2% compared to the first quarter of 2009.  As a percentage of net sales, cost of sales was 101.2% in the first quarter of 2010 compared to 119.9% in the first quarter of 2009.

Manufacturing segment cost of sales, as detailed in the following table, was $59.6 million for the first quarter of 2010, a decrease of $12.5 million, or 17.3%, compared to the 2009 period.  As a percentage of net sales, cost of sales was 103.8% in the first quarter of 2010 compared to 125.8% in the 2009 period.

	Three Months Ended March 31,
Manufacturing Segment	2010		2009
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$42.5	74.0%	$45.7	79.8%
Other Manufacturing Costs	17.1	29.8%	26.4	46.0%
	$59.6	103.8%	$72.1	125.8%

As shown in the table above, cost of sales is composed of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.  Material costs were 74.0% of net sales compared to 79.8% in the 2009 period.  The 5.8% decrease results from decreases in raw material commodity and component costs, primarily steel and aluminum.  In addition, our other manufacturing costs decreased from 46.0% of net sales in the first quarter of 2009 to 29.8% in the 2010 period.  The 16.2% decrease is primarily due to approximately 900 more new trailers produced in the current quarter and lower overhead costs as compared to the prior year quarter.

Retail and distribution segment cost of sales was $19.6 million in the first quarter of 2010, a decrease of $1.7 million, or 8.2%, compared to the 2009 period.  As a percentage of net sales, cost of sales was 93.6% in the first quarter of 2010 compared to 103.2% in the 2009 period.  This decrease was primarily the result of valuation reserves recognized in the prior period and a $0.7 million reduction in direct labor and overhead expenses.

Gross Profit

Gross profit was negative $1.0 million in the first quarter of 2010, an improvement of $14.5 million from the prior year period. Gross profit as a percent of sales was negative 1.2% for the quarter compared to a negative 19.9% for the same period in 2009.  Gross profit by segment was as follows (in millions):

	Three Months Ended March 31,
	2010	2009
Gross profit by segment
Manufacturing	$(2.3)	$(14.8)
Retail and distribution	1.3	(0.8)
Eliminations	-	0.1
Total gross profit	$(1.0)	$(15.5)

The manufacturing segment lost $2.3 million in gross profit in the first quarter of 2010, an improvement of $12.5 million from the previous year period, as relatively flat net sales were more than offset by improved production levels, reduced commodity and component costs and lower labor and burden expenses.

Retail and distribution segment gross profit in the first quarter of 2010 was $1.3 million, an increase of $2.1 million compared to the 2009 period.  Gross profit as a percentage of sales was 6.2% compared to a negative 3.9% for the prior year period primarily due to increased new trailer volumes and prior year period valuations charges for used trailers not repeated in the current year period.

General and Administrative Expenses

General and administrative expenses decreased $0.9 million, or 10.9%, to $7.7 million in the first quarter of 2010 compared to the prior year period.  This decrease was the result of our cost cutting initiatives to adjust our cost structure to match the current market demand.  These initiatives resulted in a $0.7 million reduction in salaries and employee related costs due to headcount and base pay reductions made in the prior year as well as a $0.1 million reduction in other discretionary costs.

Selling Expenses

Selling expenses were $2.5 million in the first quarter of 2010, a decrease of $0.6 million, or 20.2%, compared to the prior year period.  This decrease was the result of our cost cutting initiatives to adjust our cost structure to match the current market demand.  These initiatives resulted in a $0.6 million reduction in salaries and employee related costs due to headcount and base pay reductions made in the prior year.

Other Income (Expense)

Increase in fair value of warrant of $126.8 million represents the expense recognized as a result of the fair value adjustment for the warrant issued to Trailer Investments as a part of the Securities Purchase Agreement entered into in July 2009. The change in the fair value of the warrant was driven by the increase in our stock price during the quarter.

Income Taxes

We have experienced cumulative operating losses over the most recent three year period.  After considering these operating losses and other available evidence, both positive and negative, we have recorded a full valuation allowance against our deferred tax assets created during the quarter ended March 31, 2010.  As a result, the income tax expense for the first quarter of 2010 was less than $0.1 million.

Liquidity and Capital Resources

Capital Structure

In July 2009, we entered into a Securities Purchase Agreement with Trailer Investments pursuant to which Trailer Investments purchased 20,000 shares of Series E Preferred, 5,000 shares of Series F Preferred, and 10,000 shares of Series G Preferred for an aggregate purchase price of $35.0 million.  Trailer Investments also received a warrant that is exercisable at $0.01 per share for 24,762,636 newly issued shares of our common stock representing, on August 3, 2009, the date the warrant was delivered, 44.21% of our issued and outstanding common stock after giving effect to the issuance of the shares underlying the warrant, subject to upward adjustment to maintain that percentage if currently outstanding options are exercised.  Pursuant to these terms, due to shares issued upon the exercise of stock options during the first quarter of 2010 the warrant is now exercisable for an additional 3,541 shares, or 24,766,177 shares in the aggregate.  The number of shares of common stock subject to the warrant is also subject to upward adjustment to an amount equivalent to 49.99% of the common stock outstanding immediately after the closing of the transactions contemplated by the Securities Purchase Agreement, after giving effect to the issuance of the shares underlying the warrant in specified circumstances where we lose the ability to utilize our net operating loss carryforwards, including as a result of a stockholder acquiring greater than 5% of our outstanding common stock.  Of the aggregate amount of $35.0 million received, approximately $13.2 million was attributed to the warrant and $21.8 million was attributed to the preferred stock based on the estimated fair values of these instruments as of the date of issuance.  The difference between the initial value and the liquidation value of the Preferred Stock, including issuance costs of approximately $2.8 million, will be accreted as preferred stock dividends over a period of five years using the effective interest method.

The Series E Preferred, Series F Preferred and Series G Preferred pay an annual dividend rate of 15%, 16% and 18%, respectively, based on liquidation value.  The dividend on each series of Preferred Stock is payable quarterly and subject to increase by 0.5% every quarter if the applicable series of Preferred Stock is still outstanding after August 3, 2014.  During the first two years following the issuance of the Preferred Stock, we may elect to accrue these dividends unpaid in which case these unpaid dividends accrue dividends.  Accordingly, the unpaid accrued dividends as of December 31, 2009 have been reflected in Preferred Stock on our consolidated balance sheet.  The unpaid dividends, including the additional dividends accrued as a result of previously unpaid dividends, are not required to be repaid until redemption of the Preferred Stock, but is not precluded from being paid prior to redemption without penalty, at our discretion.  Additionally, the Preferred Stock restricts our ability to declare or pay cash dividends to the holders of common stock so long as any shares of the Preferred Stock remain outstanding unless otherwise approved by the majority of the holders of the outstanding Preferred Stock.

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

In accordance with the Securities Purchase Agreement, Trailer Investments has the right to nominate five out of twelve members of our board of directors and as of March 31, 2010 holds four out of the eleven director positions. Furthermore, Trailer Investments also has the following rights: rights to information delivery and access to information and our management team; veto rights over certain significant aspects of our operations and business, including payments of dividends, issuance of our securities, incurrence of indebtedness, liquidation and sale of assets, changes in the size of our board of directors, amendments of organizational documents of the Company and its subsidiaries and other material actions by the Company,  subject to certain thresholds and limitations; right of first refusal to participate in any future private financings; and certain other customary rights granted to investors in similar transactions. We were also required to promptly file a registration statement to permit resale of the warrant shares to the maximum extent possible, and that registration statement became effective on December 8, 2009.

As of March 31, 2010, our debt to equity ratio was approximately negative 0.5:1.0.  Our long-term objective is to generate operating cash flows sufficient to fund normal working capital requirements, to fund capital expenditures and to be positioned to take advantage of market opportunities.  For 2010 we expect to fund operating results, working capital requirements and capital expenditures through cash flows from operations as well as available borrowings under our Revolving Facility.

Debt Agreements

Concurrent with entering into the Securities Purchase Agreement, in July 2009, we entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Facility”) with our lenders, effective August 3, 2009, with a maturity date of August 3, 2012.  The Amended Facility is guaranteed by certain subsidiaries of ours and secured by substantially all of our assets.  The Amended Facility has a capacity of $100 million, subject to a borrowing base, a $12.5 million reserve and other discretionary reserves.  The Amended Facility amends and restates our previous revolving credit facility, and our lenders waived certain events of default that had occurred under the previous revolving credit facility and waived the right to receive default interest during the time the events of default had continued.

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

Under the Amended Facility, we may not repurchase or redeem our common stock and may not pay cash dividends to our common stockholders until the second anniversary of the effectiveness of the Amended Facility, or August 3, 2011, and then only if (i) no default or events of default are then in existence or would be caused by such purchase, redemption or payment, (ii) immediately after such purchase, redemption or payment, we have unused availability of at least $40 million, (iii) (A) with respect to cash dividends, the amount of all cash dividends paid does not exceed $20 million in any fiscal year and (B) with respect to repurchases and redemptions, the amount of redemptions and repurchases does not exceed $20 million during the term of the Amended Facility and (iv) at least 5 business days prior to the purchase, redemption or payment, any one of our officers has delivered a certificate to our lenders certifying that the conditions precedent in clauses (i)-(iii) have been satisfied.  We are, however, permitted to repurchase stock from employees upon termination of their employment so long as no default or event of default exists at the time or would be caused by such repurchase and such repurchases do not exceed $2.5 million in any fiscal year.

In addition, we may not repurchase or redeem the Preferred Stock and may not pay cash dividends to the holders of the Preferred Stock until July 1, 2010. At any time after July 1, 2010 until the second anniversary of the effectiveness of the Amended Facility, we may pay cash dividends or redeem or repurchase the Preferred Stock if (i) no default or events of default are then in existence or would be caused by such purchase, redemption or payment, (ii) immediately after such purchase, redemption or payment, we have unused availability of at least $25 million (iii) at least 5 business days prior to the purchase, redemption or payment, any one of our officers has delivered a certificate to our lenders certifying that the conditions precedent in clauses (i)-(iii) have been satisfied and, (iv) in the case of a redemption or repurchase, a majority of the lenders and the agent consent (such consent not to be unreasonably withheld).  After the second anniversary of the effectiveness of the Amended Facility, the unused availability condition precedent is reduced to $12.5 million.

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

Cash Flow

Cash used in operating activities for the three months ended March 31, 2010 was $13.8 million compared to $2.7 million provided by operating activities in the same period of 2009.  The use of cash from operating activities for the current year period was the result of $7.1 million of net losses, adjusted for various non-cash activities, including depreciation, amortization, stock-based compensation and changes in the fair value of our warrant, coupled with an increase in our working capital.  Changes in working capital accounted for a use of cash totaling $6.7 million for the quarter ending March 31, 2010 as compared to a source of cash totaling $25.2 million for the prior year period.  The increased production levels in the current year period as compared to the previous year and the related increase in purchasing activities have resulted in higher working capital requirements.  Changes in key working capital accounts for the first quarter of 2010 compared to the prior year quarter are summarized below (in millions):

	2010	2009	Change
Accounts receivable	$(6.7)	$20.7	$(27.4)
Inventories	(22.2)	8.3	(30.5)
Accounts payable and accrued liabilities	23.0	(4.7)	27.7

For the first quarter of 2010, accounts receivable increased by $6.7 million as compared to a $20.7 million decrease in 2009. The increase for 2010 was primarily the result of the timing of shipments.  Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, increased to approximately 30 days in 2010 compared to 22 days in 2009.  Inventory increased $22.2 million during 2010 compared to a decrease of $8.3 million in 2009.  Inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately five times in 2010 and seven times in 2009. The increase in inventory for the 2010 period was due to higher new trailer inventories and raw materials resulting from increased order levels for 2010 as compared to 2009.  Used trailer inventories were also higher in the current year period due to increased trade packages and an increase in higher priced late model trailers.  Accounts payable and accrued liabilities increased $23.0 million in 2010 compared to a decrease of $4.7 million in 2009.  The increase in the current year period was also due primarily to higher production levels. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 59 days for the 2010 period compared to 38 days for the same period last year.

Investing activities provided $0.2 million during the first three months of 2010 compared to using $0.5 million in the prior year period.  The change from the prior year of $0.7 million was due to limiting capital spending to required replacement projects and cost reduction initiatives. This is coupled with the proceeds received from the sale of our Anna, Illinois production facility during the current year period.

Financing activities provided $13.9 million during the first three months of 2010 driven by net  borrowings under our revolving credit facility necessary to fund working capital requirements and our increased production levels.

As of March 31, 2010, our liquidity position, defined as cash on hand and available borrowing capacity, net of availability reserves as established in our Amended Facility, amounted to approximately $29.0 million and total debt and capital lease obligations amounted to approximately $47.2 million.  As a result of the August 3, 2009 investment and concurrent with our Amended Facility, we believe our liquidity is adequate to meet our expected operating results, working capital needs and capital expenditures for 2010.

In light of current uncertain market and economic conditions, we continue to aggressively manage our cost structure, capital expenditures and cash position.  We implemented various cost reduction actions in the previous year that have provided reductions to our overhead and operating costs, including, reductions in hourly and salary headcount, compensation and benefits.  In addition, we have optimized our operations through plant, assembly line and warehouse consolidation projects.

Shelf Registration Statement

On April 30, 2010, we filed a shelf registration statement on Form S-3 for the sale from time to time by us of $150,000,000 in aggregate offering amount of our securities, including common stock, debt securities, preferred stock, warrants or any combination of the foregoing.  The registration statement, upon effectiveness, will also act as a post-effective amendment to the registration statement on Form S-1, which was initially declared effective by the SEC on December 8, 2009, and which registers the 24,762,636 shares of our common stock originally issuable upon exercise of the warrant described above and issued to Trailer Investments.  The registration statement also will register the additional 3,541 shares of common stock for which the warrant currently held by Trailer Investments is now exercisable.  The registration statement has not yet been declared effective by the SEC.

The net proceeds from any sales of our securities under the registration statement could include, among other uses, redemption of all or a portion of our outstanding preferred stock, repayment of all or a portion of our outstanding indebtedness or general working capital purposes.

Capital Expenditures

Capital spending amounted to approximately $0.3 million for the first three months of 2010 and is anticipated to be approximately $2.0 million in the aggregate for 2010. The spending for 2010 will be limited to the consolidation of our Transcraft production facilities, required replacement projects and cost reduction initiatives in efforts to manage cash flows and enhance liquidity.

Off-Balance Sheet Transactions

As of March 31, 2010, we had approximately $2.0 million in operating lease commitments.  We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter ended March 31, 2010.

Contractual Obligations and Commercial Commitments

We have included a summary of our Contractual Obligations and Commercial Commitments in our annual report on Form 10-K, for the year ended December 31, 2009 and there have been no material changes to the summary provided in that report.

Backlog

Orders that have been confirmed by customers in writing and can be produced during the next 18 months are included in backlog. Orders that comprise the backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $295 million at March 31, 2010 compared to $137 million at December 31, 2009 and $115 million at March 31, 2009.  We expect to complete the majority of our existing backlog orders within the next 12 months.

OUTLOOK

While the demand environment for trailers is improving, as evidenced by our backlog, we remain cautious as to its sustainability.  According to the most recent A.C.T. Research Company, LLC (“ACT”) estimates, total trailer industry shipments for 2010 are expected to be up 28% from 2009 to approximately 103,000 units.  By product type, ACT is estimating that van trailer shipments will be up approximately 40% in 2010 compared to 2009.  ACT is forecasting that platform trailer shipments will grow approximately 6% and dump trailer shipments will increase approximately 41% in 2010.  For 2011, ACT estimates that shipments will grow approximately 64% to a total of 169,000 units.  Downside concerns for 2010 relate to continued issues with the global economy, unemployment, tight credit markets, as well as depressed housing and construction-related markets in the U.S.  Taking into consideration recent economic and industry forecasts, as well as discussions with customers and suppliers, management expects demand for new trailers to improve as we move through 2010 and the economy continues to improve.  Even so, the trailer industry will continue to be challenged and, although our financial condition is expected to improve with increased volume, we expect to incur net losses in 2010, which will further reduce our stockholders’ equity.

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

While our expectations for industry volumes are generally in line with those of ACT, pricing will continue to be difficult in 2010 due to overcapacity and fierce competitive activity.  In addition, raw material and component costs are expected to rise as overall demand will drive an increase in prices as the economy improves.  As has been our policy, we will endeavor to pass along raw material and component price increases to our customers.  We have a focus on continuing to develop innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition in order to return to profitability.

Based on industry forecasts, conversations with our customers regarding their current requirements and our existing backlog of orders, we estimate that for the full year 2010 total new trailers sold will be between 18,000 and 22,000, an increase from 2009 of 41% and 72%, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have included a summary of our Critical Accounting Policies and Estimates in our annual report on Form 10-K, for the year ended December 31, 2009.  There have been no material changes to the summary provided in that report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices and interest rates. The following discussion provides additional detail regarding our exposure to these risks.

Commodity Prices

We are exposed to fluctuations in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and polyethylene.  Given the historical volatility of certain commodity prices, this exposure can materially impact product costs.  Historically, we have managed aluminum price changes by entering into fixed price contracts with our suppliers.  As of March 31, 2010, we had $14.2 million in raw material purchase commitments through December 2010 for materials that will be used in the production process.  We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order.  To the extent that we are unable to offset the increased commodity costs in product prices, our results would be materially and adversely affected.

Interest Rates

As of March 31, 2010, we had $42.4 million of floating rate debt outstanding under our revolving facility.  A hypothetical 100 basis-point change in the floating interest rate from the current level would result in a corresponding $0.4 million change in interest expense over a one-year period.  This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 14a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2010.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The case grows out of a joint venture agreement between BK and the Company related to marketing of RoadRailer trailers in Brazil and other areas of South America.  When BK was placed into the Brazilian equivalent of bankruptcy late in 2000, the joint venture was dissolved.  BK subsequently filed its lawsuit against the Company alleging that it was forced to terminate business with other companies because of the exclusivity and non-compete clauses purportedly found in the joint venture agreement.  BK asserts damages of approximately $8.4 million.

We answered the complaint in May 2001, denying any wrongdoing.  We believe that the claims asserted by BK are without merit and it intends to defend its position.  A trial was held on March 30, 2010 in Curitiba, Paraná, Brazil.  A ruling on the evidence presented at the trial is not expected for several months.  We believe that the resolution of this lawsuit will not have a material adverse effect on our financial position, liquidity or future results of operations; however, at this stage of the proceeding no assurances can be given as to the ultimate outcome of the case.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K, for the year ended December 31, 2009, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K, and other information contained in this Quarterly Report before investing in our securities.  Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

WABASH NATIONAL CORPORATION

Date: May 4, 2010	By:	/s/ Mark J. Weber
Mark J. Weber
Senior Vice President and Chief Financial Officer (Principal Financial Officer)