Form 10-Q
period 2010-06-30
WABASH NATIONAL CORP /DE
filed 2010-08-03
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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
Yes ☐ No ☒

The number of shares of common stock outstanding at July 28, 2010 was 58,946,261.

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$6,771	$1,108
Accounts receivable, net	38,261	17,081
Inventories	87,876	51,801
Prepaid expenses and other	3,712	6,877
Total current assets	136,620	76,867

PROPERTY, PLANT AND EQUIPMENT, net	103,121	108,802

INTANGIBLE ASSETS	24,401	25,952

OTHER ASSETS	10,362	12,156
	$274,504	$223,777

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of capital lease obligation	$337	$337
Accounts payable	70,558	30,201
Other accrued liabilities	39,790	34,583
Warrant	66,462	46,673
Total current liabilities	177,147	111,794

LONG-TERM DEBT	27,591	28,437

CAPITAL LEASE OBLIGATION	4,300	4,469

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES	3,558	3,258

PREFERRED STOCK, net of discount, 25,000,000 shares authorized, $0.01 par value, 0 and 35,000 shares issued and outstanding, respectively	-	22,334

STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 58,503,114 and 30,376,374 shares issued and outstanding, respectively	608	331
Additional paid-in capital	534,028	355,747
Retained deficit	(447,251)	(277,116)
Treasury stock at cost, 1,675,600 common shares	(25,477)	(25,477)
Total stockholders' equity	61,908	53,485
	$274,504	$223,777

See Notes to Condensed Consolidated Financial Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

NET SALES	$149,699	$86,206	$227,974	$164,143

COST OF SALES	144,398	91,437	223,649	184,850

Gross profit	5,301	(5,231)	4,325	(20,707)

GENERAL AND ADMINISTRATIVE EXPENSES	8,515	8,515	16,230	17,173

SELLING EXPENSES	2,501	2,918	5,042	6,103

Loss from operations	(5,715)	(16,664)	(16,947)	(43,983)

OTHER INCOME (EXPENSE):
Decrease (Increase) in fair value of warrant	1,913	-	(124,852)	-
Interest expense	(998)	(1,306)	(2,025)	(2,311)
Other, net	(802)	34	(770)	89

Loss before income taxes	(5,602)	(17,936)	(144,594)	(46,205)

INCOME TAX (BENEFIT) EXPENSE	-	(1)	87	14

Net loss	$(5,602)	$(17,935)	$(144,681)	$(46,219)

PREFERRED STOCK DIVIDENDS AND EARLY EXTINGUISHMENT	$23,455	$-	$25,454	$-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(29,057)	$(17,935)	$(170,135)	$(46,219)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.72)	$(0.59)	$(4.78)	$(1.53)

COMPREHENSIVE LOSS
Net loss	$(5,602)	$(17,935)	$(144,681)	$(46,219)
Reclassification adjustment for interest rate swaps included in net loss	-	231	-	231
Changes in fair value of derivatives, net of tax	-	-	-	118
NET COMPREHENSIVE LOSS	$(5,602)	$(17,704)	$(144,681)	$(45,870)

See Notes to Condensed Consolidated Financial Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities
Net loss	$(144,681)	$(46,219)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,723	9,600
Net gain on the sale of assets	(9)	(7)
Increase in fair value of warrant	124,852	-
Stock-based compensation	1,756	2,138
Changes in operating assets and liabilities
Accounts receivable	(21,180)	19,931
Inventories	(36,075)	25,176
Prepaid expenses and other	2,761	1,637
Accounts payable and accrued liabilities	44,795	(16,373)
Other, net	983	135
Net cash used in operating activities	$(18,075)	$(3,982)

Cash flows from investing activities
Capital expenditures	(755)	(628)
Proceeds from the sale of property, plant and equipment	526	7
Net cash used in investing activities	$(229)	$(621)

Cash flows from financing activities
Proceeds from issuance of common stock, net of expenses	72,588	-
Proceeds from exercise of stock options	305	-
Borrowings under revolving credit facilities	242,977	86,118
Payments under revolving credit facilities	(243,823)	(103,795)
Principal payments under capital lease obligation	(169)	(166)
Payments under redemption of preferred stock	(47,791)	-
Debt issuance costs paid	-	(583)
Preferred stock issuance costs paid	(120)	-
Net cash provided by (used in) financing activities	$23,967	$(18,426)

Net increase (decrease) in cash	$5,663	$(23,029)
Cash at beginning of period	1,108	29,766
Cash at end of period	$6,771	$6,737

See Notes to Condensed Consolidated Financial Statements

WABASH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           DESCRIPTION OF THE BUSINESS

The condensed consolidated financial statements of Wabash National Corporation (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations and cash flows. The Company has evaluated its June 30, 2010 consolidated financial statements for subsequent events through the date that the Company’s consolidated financial statements were filed with the SEC and determined no subsequent events have taken place that meet the definition of a subsequent event that requires further disclosure in this filing except for the change in fair value of the Company’s warrant liability discussed in Note 4.  The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

As discussed in Note 1 to the Company’s 2009 Annual Report on Form 10-K, the year ending December 31, 2009 was challenging for the trailer industry as the factors negatively impacting demand for new trailers became more intense and pervasive across the United States.  According to the most recent A.C.T. Research Company, LLC (“ACT”) estimates, total trailer industry shipments in 2009 were approximately 79,000, or a decline of 45% from the 143,000 trailers shipped in 2008 and more than 62% lower than the 213,000 trailers shipped for the year ended December 31, 2007.   These decreases in the demand for trailers reflected the weakness of truck freight, which trended down since the latter part of 2006 as a result of general economic conditions and, more particularly, declines in new home construction and the automotive industry.  As a result of these significant declines within the trailer industry, the Company’s revenues, gross profits, financial position and liquidity for 2009 were all negatively impacted.

In light of these economic conditions and the decline in the Company’s operating results and financial condition, in July 2009, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Trailer Investments, LLC (“Trailer Investments”) pursuant to which Trailer Investments purchased shares of redeemable preferred stock and received a warrant to purchase common stock for an aggregate purchase price of $35.0 million.  Furthermore, on May 28, 2010 and as discussed in Notes 3 and 5, the Company (i) closed on a public offering of the Company’s common stock, par value $0.01 per share (the “Offering”), which consisted of 11,750,000 shares of common stock sold by the Company and 16,137,500 shares of common stock sold by Trailer Investments as selling stockholder, each at a purchase price of $6.50 per share and (ii) entered into a Consent and Amendment No. 1 to the Third Amended and Restated Loan and Security Agreement (the “Amended Facility”) with its lenders.  Net proceeds from the Offering were used to redeem all of its outstanding preferred stock and to repay a portion of its outstanding indebtedness under its revolving credit facility.

As of June 30, 2010, the Company’s liquidity position, defined as cash on hand and available borrowing capacity, net of availability reserves as established in the Amended Facility, amounted to approximately $67.7 million, an increase of approximately $46.7 million from December 31, 2009.  In addition to the liquidity generated from the Securities Purchase Agreement, the Offering and the Amended Facility, the Company has been and will continue to aggressively manage its capital expenditures, cost structure and cash position.  Capital spending for 2009, which was limited to required replacement projects and cost reduction initiatives, amounted to $1.0 million and is anticipated to be approximately $2.0 million for 2010.  The Company has also implemented various cost reduction actions that have substantially decreased its overhead and operating costs, including reductions in hourly and salary headcount, compensation, and benefits.  In addition, the Company optimized its operations through plant, assembly line and warehouse consolidation projects.

While the Company continues to face uncertainty in 2010 regarding the demand for trailers in the current economic environment, the overall trailer market for 2010 has improved from 2009.  According to the most recent ACT estimates, total trailer industry shipments for 2010 are expected to be up 37% from 2009 to approximately 107,000 units in 2010.  Our backlog of orders at June 30, 2010 was $377 million, up 175% from our backlog at December 31, 2009 and 195% from the same period in the prior year.  While this trend in the overall trailer market is encouraging to see, the Company will proceed with caution as the overall demand levels are expected to be stronger in the second half of the year as compared to the first half.

As a result of the May 28, 2010 closing of the Company’s Offering and Amended Facility, the cash management actions implemented and an overall improved trailer market outlined above, the Company believes liquidity is adequate to fund its expected operating results, working capital requirements and capital expenditures for the remainder of 2010.

2.           INVENTORIES

Inventories are stated at lower of cost, determined on the first-in, first-out (FIFO) method, or market.  The cost of manufactured inventory includes raw material, labor and overhead.  Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Raw materials and components	$29,623	$15,280
Work in progress	6,253	386
Finished goods	43,610	26,920
Aftermarket parts	3,735	4,072
Used trailers	4,655	5,143
	$87,876	$51,801

3.           DEBT

In May 2010, the Company entered into the Consent and Amendment No. 1 to the Third Amended and Restated Loan and Security Agreement (the “Amended Facility”) with its lenders.  The Amended Facility amends and restates our previous revolving credit facility.  The Amended Facility was entered into to permit the early redemption of the Company’s Series E-G Preferred Stock and required the Company to pay down its revolving credit facility by at least $23.0 million.  The repayment did not reduce the Company’s revolving loan commitments.  Pursuant to the Amended Facility, if the availability under the Company’s revolving credit facility is less than $15.0 million at any time before the earlier of August 14, 2011 or the date that monthly financial statements are delivered for the month ending June 30, 2011, the Company is required to maintain a varying minimum EBITDA and is restricted in the amount of capital expenditures it can make during such period.  If the Company’s availability is less than $20.0 million thereafter, the Company is required to maintain a fixed charge coverage ratio for the 12 month period ending on the last day of the calendar month that ended most recently prior to such time of not less than 1.1 to 1.0.  In addition, the Amended Facility modifies the Company’s borrowing base by eliminating a $12.5 million facility reserve while reducing the fixed assets sub-limit by $12.5 million from $30.3 million to $17.8 million.

As of June 30, 2010, the Company was in compliance with all covenants of the Amended Facility.

4.           PREFERRED STOCK AND WARRANT

In July 2009, the Company entered into a Securities Purchase Agreement with Trailer Investments pursuant to which Trailer Investments purchased 20,000 shares of Series E redeemable preferred stock (“Series E Preferred”), 5,000 shares of Series F redeemable preferred stock (“Series F Preferred”), and 10,000 shares of Series G redeemable preferred stock (“Series G Preferred”, and together with the Series E Preferred and the Series F Preferred, the “Series E-G Preferred Stock”) for an aggregate purchase price of $35.0 million.  Trailer Investments also received a warrant that is exercisable at $0.01 per share for 24,762,636 newly issued shares of the Company’s common stock representing, on August 3, 2009, the date the warrant was delivered, 44.21% of the Company’s issued and outstanding common stock after giving effect to the issuance of the shares underlying the warrant, subject to upward adjustment to maintain that percentage if currently outstanding options are exercised.  The number of shares of common stock subject to the warrant was also subject to upward adjustment to an amount equivalent to 49.99% of the issued and outstanding common stock of the Company outstanding immediately after the closing after giving effect to the issuance of the shares underlying the warrant in specified circumstances where the Company loses its ability to utilize its net operating loss carryforwards, including as a result of a stockholder of the Company acquiring greater than 5% of the outstanding common stock of the Company.

In May 2010, in connection with the Offering (as discussed in Note 5), the Company redeemed (the “Redemption”) all outstanding shares of the Company’s Series E-G Preferred Stock at a liquidation value of $1,000 per share, or $35.0 million, plus accrued and unpaid dividends and a premium adjustment of 20% as required under the Securities Purchase Agreement for any redemption made prior to August 2014.  The Series E Preferred, Series F Preferred and Series G Preferred paid an annual dividend rate of 15%, 16% and 18%, respectively, based on liquidation value.  The Company accrued all dividend payments on the Series E-G Preferred Stock totaling approximately $4.8 million through the Redemption date.  The premium adjustment for early redemption of $8.0 million was applied to the sum of the liquidation value and accrued and unpaid dividends.  The total redemption price of the Series E-G Preferred Stock, including accrued and unpaid dividends, was approximately $47.8 million.

Trailer Investments’ ownership of the Series E-G Preferred Stock included significant rights pursuant to the applicable certificates of designation for the Series E-G Preferred Stock and pursuant to the Investor Rights Agreement dated August 3, 2009 between the Company and Trailer Investments (the “Investor Rights Agreement”).  As a result of the Redemption, except for the payment in connection with a change of control described below, the principal rights that previously existed but are no longer held by Trailer Investments are (i) its right to receive the preferred dividend, (ii) veto rights over certain significant aspects of the Company’s operations and business, including payments of dividends, issuance of the Company’s securities, incurrence of indebtedness, liquidation and sale of assets, changes in the size of the Company’s board of directors, amendments to the Company’s organizational documents (including those of its subsidiaries), and other material actions by the Company, subject to certain thresholds and limitations, and  (iii) a right of first refusal to participate in any future private financings.

If a change of control, meaning more than 50% of the voting power is transferred or acquired by any person other than Trailer Investments and its affiliates, occurs within 12 months of the date of the Redemption (i.e., by May 28, 2011), Trailer Investments will be entitled to receive an aggregate payment equal to $74.6 million, representing the difference between what it received in the Redemption and what it would have been entitled to receive on the date of the Redemption if a change of control had occurred on that date.

The following table presents the activity for the six month period ending June 30, 2010 for the Series E-G Preferred Stock (in thousands):

	Series E	Series F	Series G	Total Preferred
	Preferred	Preferred	Preferred	Stock
Balance as of December 31, 2009	$12,984	$3,190	$6,160	$22,334
Issuance cost adjustment	2	-	1	3
Accretion	483	123	247	853
Accrued and unpaid dividends	1,326	355	807	2,488
Payments under redemption of preferred stock	(27,092)	(6,827)	(13,872)	(47,791)
Loss on early extinguishment of preferred stock	12,297	3,159	6,657	22,113
Balance as of June 30, 2010	$-	$-	$-	$-

Also in connection with the Company’s Offering of its common stock, the Company amended the Warrant issued to Trailer Investments on August 3, 2009 (the “Warrant,” and, as amended, the “Replacement Warrant”).  The Warrant was modified so that (i) the Warrant will no longer adjust or increase based upon any limitation on the Company’s ability to fully utilize its net operating loss (“NOL”) carryforwards and (ii) the Warrant was increased by a fixed number of 750,000 warrant shares in lieu of the market price anti-dilution adjustment that would have otherwise applied as a result of the Offering.  The market price anti-dilution adjustment and other warrant adjustment provisions, other than the NOL adjustment, will continue to apply to the Replacement Warrant.

The Company’s Offering of its common stock also included 16,137,500 shares sold by Trailer Investments (the “Warrant Shares”) pursuant to a partial exercise of the Warrant.  The partial net exercise of the Warrant was made by Trailer Investments via the forfeiture of 22,812 shares of Common Stock under the Warrant.

As a result of the issuance of the Warrant Shares and the partial net exercise of the Warrant, the Replacement Warrant as issued in May 2010 was made exercisable for 9,355,865 shares, representing 13.7% of the Company’s issued and outstanding common stock on the date the Replacement Warrant was delivered.  The number of shares for which the Replacement Warrant is exercisable continues to be subject to upward adjustment if currently outstanding options are exercised.  Pursuant to these terms, due to shares issued upon the exercise of stock options during the second quarter of 2010 the Warrant is now exercisable for an additional 6,716 shares, or 9,362,581 shares in the aggregate.  The Replacement Warrant continues to be exercisable for cash or convertible into common stock under a customary “cashless exercise” feature based upon the trading price of the common stock at the time of exercise and continues to contain customary anti-dilution adjustment features for stock splits and the like as well as future issuances of stock or derivative securities that have sale or exercise prices below the then current market price or $0.54.

Trailer Investments continues to have other rights pursuant to the terms of the Investor Rights Agreement and its Warrant.  These rights include registration rights as well as certain rights upon events of default, although these are now limited to events that occur as a result only of breach of the covenants in the Investor Rights Agreement that are in force after the Preferred Expiration Date as described in the Investor Rights Agreement.  The Investor Rights Agreement also continues to provide that until the time that Trailer Investments cease to hold or cease to beneficially own at least 10% of the issued and outstanding common stock of the Company, it has the right to nominate five out of twelve members of the Company’s board of directors.  For the election at the Company’s 2010 annual meeting of stockholders, Trailer Investments waived its right to nominate five directors and agreed to only nominate four out of ten members of the Company’s board of directors.

The Warrant contains several conditions, including, among other things, an upward adjustment of shares upon the occurrence of certain contingent events but no longer including the loss of the Company’s ability to utilize its net operating loss carryforwards, and the holder has an option pursuant to the terms of the Investor Rights Agreement to settle the Warrant for cash in event of a specific default.  These provisions result in the classification of the Warrant as a liability that is adjusted to fair value at each balance sheet date.

The warrant liability was recorded initially at fair value with subsequent changes in fair value reflected in earnings.  Estimating fair value of the Warrant requires the use of assumptions and inputs that are observable, either directly or indirectly, and may, and are likely to, change over the duration of the Warrant with related changes in internal and external market factors.  In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock, which has a high historical volatility.  Since the Warrant is initially and subsequently carried at fair value, the Company’s Statements of Operations will reflect the volatility in these estimate and assumption changes.  Subsequent to June 30, 2010 the fair value of the Warrant has increased by approximately $17 million due primarily to change in the market price of the Company’s common stock.  The fair value of the Warrant was estimated using a binomial valuation model.

5.           STOCKHOLDERS’ EQUITY

On May 13, 2010, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock, par value $.01 per share, from 75 million shares to 200 million shares and correspondingly, to increase the total number of authorized shares of all classes of capital stock from 100 million shares to 225 million shares, which includes 25 million shares of preferred stock, par value $.01 per share.

On May 28, 2010, the Company closed the Offering, which consisted of 11,750,000 shares of common stock sold by the Company and 16,137,500 shares of common stock sold by Trailer Investments as selling stockholder, each at a purchase price of $6.50 per share.  The shares of common stock sold in the Offering by Trailer Investments included 3,637,500 shares sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares to cover over-allotments.  All shares sold by Trailer Investments were issued upon the partial exercise of the Warrant it held (see Note 4 for further details).  The Company did not receive any proceeds from the sale of the shares by Trailer Investments.  The Company generated proceeds from the sale of 11,750,000 shares of common stock of $76.4 million and used the net proceeds to redeem all of its outstanding preferred stock and to repay a portion of its outstanding indebtedness under its revolving credit facility.

6.           FAIR VALUE MEASUREMENTS

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis (in thousands):

	June 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Warrant	$-	$66,462	$-	$66,462	$-	$46,673	$-	$46,673

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

7.           STOCK-BASED COMPENSATION

The Company recognizes all stock-based payments to employees, including grants of employee stock options, in the financial statements based upon their fair value.  The Company uses a binomial valuation model, which incorporates various assumptions including volatility, expected life, dividend yield and risk-free interest rates, to value new stock option awards it grants.  The expected life and volatility assumptions are based on the Company’s historical experience as well as the terms and conditions of stock option awards granted to employees.

The Company’s policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method.  The amount of compensation costs related to stock appreciation rights, nonvested stock options and restricted stock not yet recognized was $4.5 million at June 30, 2010, for which the expense will be recognized through 2013.

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

Intellectual Property

In October 2006, the Company filed a patent infringement suit against Vanguard National Corporation (“Vanguard”) regarding Wabash National’s U.S. Patent Nos. 6,986,546 and 6,220,651 in the U.S. District Court for the Northern District of Indiana (Civil Action No. 4:06-cv-135).  The Company amended the Complaint in April 2007.  In May 2007, Vanguard filed its Answer to the Amended Complaint, along with Counterclaims seeking findings of non-infringement, invalidity, and unenforceability of the subject patents.  The Company filed a reply to Vanguard’s counterclaims in May 2007, denying any wrongdoing or merit to the allegations as set forth in the counterclaims.  The case has currently been stayed by agreement of the parties while the U.S. Patent and Trademark Office (“Patent Office”) undertakes a reexamination of U.S. Patent Nos. 6,986,546.  The Patent Office recently notified the Company that the reexamination is complete and the Patent Office will be reissuing U.S. Patent Nos. 6,986,546 without cancelling any claims of the patent.  Once reissued, the parties will petition the Court to lift the stay; however, it is unknown at this time when the stay may be lifted.

The Company believes that its claims against Vanguard have merit, that the claims asserted by Vanguard are without merit, and intends to vigorously defend its position and intellectual property.  The Company believes that the resolution of this lawsuit will not have a material adverse effect on its financial position, liquidity or future results of operations; however, at this stage of the proceeding, no assurance can be given as to the ultimate outcome of the case.

Environmental Disputes

In September 2003, the Company was noticed as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (“EPA”) pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site (the “Superfund Site”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”).  PRPs include current and former owners and operators of facilities at which hazardous substances were allegedly disposed.  The EPA’s allegation that the Company was a PRP arises out of the Company’s acquisition of a former branch facility located approximately five miles from the original Superfund Site.  The Company acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002.  In June 2010, the Company was contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that the Company contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010.  The Company initiated settlement discussions with the RID and the ADEQ in July 2010 to provide the Company with a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from the Company.  If the settlement is approved by all parties, it will prevent any third party from successfully bringing claims against the Company for environmental contamination relating to this former branch property.  The Company is awaiting approval from the ADEQ for the settlement proposed by the Company in July 2010; the Company and the RID do not expect to receive a response from the ADEQ for several months.  Based upon the Company’s limited period of ownership of the former branch property, and the fact that the Company no longer owns the former branch property, the Company does not anticipate that the ADEQ will reject the proposed settlement, but no assurance can be given at this time as to the ADEQ’s response to the settlement proposal.  The proposed settlement terms have been accrued by the Company and did not have a material adverse effect on the Company’s financial condition or results of operations, and the Company believes that any ongoing proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

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

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net loss per share is determined using net loss applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss applicable to common stockholders	$(29,057)	$(17,935)	$(170,135)	$(46,219)

Basic and diluted weighted average common shares outstanding	40,623	30,198	35,556	30,127
Basic and diluted net loss per share	$(0.72)	$(0.59)	$(4.78)	$(1.53)

Due to the losses reported in 2010 and 2009, average diluted shares outstanding for the three and six month periods ending June 30, 2010 and 2009 exclude the antidilutive effects of the following potential common shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock options and restricted stock	400	3	276	17
Redeemable warrants	19,155	-	21,913	-
Options to purchase common shares	1,617	2,230	1,662	2,175

10.	INCOME TAXES

The Company has experienced cumulative operating losses over the most recent three year period.  After considering these operating losses and other available evidence, both positive and negative, management determined that it was necessary to record a full valuation allowance against its deferred tax assets created during the quarter and year to date periods ended June 30, 2010.  As a result, the effective income tax expense for the first six months of 2010 was less than $0.1 million.

The following table provides reconciliation of differences from the U.S. federal statutory rate of 35% (in thousands):

	Six Months Ended June 30,
	2010	2009
Pretax book loss	$(144,594)	$(46,205)

Federal tax benefit at 35% statutory rate	(50,608)	(16,172)
State and local income tax benefit	(7,144)	(2,271)
Provision for valuation allowance for net operating losses - U.S. and states	7,318	17,619
Effect of non-deductible adjustment to fair value of warrant	49,941	-
Effect of non-deductible stock-based compensation	521	741
Other	59	97
Total income tax expense	$87	$14

As of June 30, 2010, the Company had approximately $184 million of remaining U.S. federal income tax net operating loss carryforwards (“NOLs”), which will begin to expire in 2022 if unused and which may be subject to other limitations under Internal Revenue Service (the “IRS”) rules.  The Company has various, multistate income tax NOL carryforwards, which have been recorded as a deferred income tax asset of approximately $17 million, before valuation allowance.  The Company also has various U.S. federal income tax credit carryforwards, which will expire beginning in 2013, if unused.

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

On May 28, 2010 a change of ownership did occur resulting from the issuance of 11,750,000 shares of common stock, which invoked a limitation on the utilization of pre-ownership change NOLs under Section 382.  As a result, pre-ownership change NOLs are currently estimated to be $181 million and are currently estimated to be limited under Section 382 through 2014 to the following limits: $21 million for the period May 29, 2010 to December 31, 2010; $48 million for 2011; $41 million for 2012; $40 million for 2013; and $31 million for 2014.  To the extent taxable income in a given year does not fully utilize the allowable limit, any unused NOL limitation can be carried forward indefinitely to future years. In addition, post-ownership change NOLs at June 30, 2010 are currently estimated to be $3 million, which are currently not subject to utilization limits.

In 2009 the Company undertook a study to ensure that the change in ownership related to the issuance of the Warrant in August 2009 did not result in a Section 382 limitation and believes that such a limitation was not triggered.  However, there can be no assurance that such a change had not been triggered due to the lack of authoritative guidance.

11.	PRODUCT WARRANTIES

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2010	2009
Balance as of January 1	$14,782	$17,027
Provision for warranties issued in current year	702	533
Additional (recovery of) provision for pre-existing warranties	(354)	110
Payments	(950)	(1,365)
Balance as of June 30	$14,180	$16,305

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

Reportable segment information is as follows (in thousands):

	Manufacturing	Retail and Distribution	Eliminations	Consolidated Totals
Three Months Ended June 30, 2010
Net sales
External customers	$124,837	$24,862	$-	$149,699
Intersegment sales	7,936	-	(7,936)	-
Total net sales	$132,773	$24,862	$(7,936)	$149,699

(Loss) Income from operations	$(5,717)	$97	$(95)	$(5,715)
Assets	$407,726	$96,690	$(229,912)	$274,504

Three Months Ended June 30, 2009
Net sales
External customers	$68,007	$18,199	$-	$86,206
Intersegment sales	2,880	-	(2,880)	-
Total net sales	$70,887	$18,199	$(2,880)	$86,206

(Loss) Income from operations	$(15,440)	$(1,308)	$84	$(16,664)
Assets	$380,390	$102,823	$(230,095)	$253,118

Six Months Ended June 30, 2010
Net sales
External customers	$182,172	$45,802	$-	$227,974
Intersegment sales	13,350	-	(13,350)	-
Total net sales	$195,522	$45,802	$(13,350)	$227,974

Loss from operations	$(16,332)	$(522)	$(93)	$(16,947)
Assets	$407,726	$96,690	$(229,912)	$274,504

Six Months Ended June 30, 2009
Net sales
External customers	$125,261	$38,882	$-	$164,143
Intersegment sales	6,264	-	(6,264)	-
Total net sales	$131,525	$38,882	$(6,264)	$164,143

(Loss) Income from operations	$(39,829)	$(4,289)	$135	$(43,983)
Assets	$380,390	$102,823	$(230,095)	$253,118

b.  Product Information

The Company offers products primarily in three general categories: new trailers, used trailers and parts, service and other.  The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	$	%	$	%	$	%	$	%
New trailers	121,886	81.4	68,711	79.7	181,563	79.6	128,975	78.6
Used trailers	8,109	5.4	5,926	6.9	12,799	5.6	11,433	7.0
Parts, service and other	19,704	13.2	11,569	13.4	33,612	14.8	23,735	14.4
Total net sales	149,699	100.0	86,206	100.0	227,974	100.0	164,143	100.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Net sales	100.0%		100.0%		100.0%		100.0%
Cost of sales	96.5		106.1		98.1		112.6
Gross profit	3.5		(6.1)		1.9		(12.6)

General and administrative expenses	5.7		9.9		7.1		10.5
Selling expenses	1.6		3.3		2.2		3.7
Loss from operations	(3.8)		(19.3)		(7.4)		(26.8)

Decrease (Increase) in fair value of warrant	1.3		-		(54.8)		-
Interest expense	(0.7)		(1.5)		(0.9)		(1.4)
Other, net	(0.5)		-		(0.4)		0.1
Loss before income taxes	(3.7)		(20.8)		(63.5)		(28.1)

Income tax expense	-		-		-		0.1
Net loss	(3.7	) %	(20.8	) %	(63.5	) %	(28.2	) %

In the three and six month periods ended June 30, 2010, we recorded net sales of $149.7 million and $228.0 million, respectively, compared to $86.2 million and $164.1 million in the prior year periods.  Net sales increased for the three and six month periods ending June 30, 2010 as new trailer volumes increased 68.8% and 35.6%, respectively, compared to the prior year periods. Gross profit margin was 3.5% in the second quarter of 2010 compared to a negative 6.1% for the same period of 2009.  The 9.6 percentage point improvement in gross profit was driven by increased production levels, improved raw material and component costs as well as lower overhead costs per unit as compared to the prior year period.  We are encouraged as the overall trailer market continued to strengthen during the second quarter of 2010 and our expectation is that the overall production levels will continue to increase throughout the second half of the year; however, the pricing environment remains competitive and will continue to impact on our margins as manufacturers compete for limited opportunities in order to fill capacity.  Operating income was positively impacted in the second quarter of 2010 by decreases in selling and general and administrative expenses compared to the 2009 period as reductions in salaries and employee related expenses and other various discretionary cost reductions more than offset increases in legal professional services.  The reductions in salaries and employee related expenses are related to headcount and base pay reductions initiated in 2009 as a result of our cost cutting initiatives and efforts to adjust our cost structure to match the market demand.  Included in other income and expense for the three and six month periods ending June 30, 2010, is a $1.9 million non-cash benefit and $124.9 million non-cash charge, respectively, which relates to the fair value adjustment of our warrant issued to Trailer Investments as a part of the Securities Purchase Agreement entered into in July 2009.

Also, on May 28, 2010, we closed on a public offering of our common stock consisting of 11,750,000 shares sold by us and 16,137,500 shares sold by Trailer Investments as selling stockholder, each at a purchase price of $6.50 per share.  Net proceeds from the public offering were used to redeem all of our outstanding preferred stock and to repay a portion of our outstanding indebtedness under our revolving credit facility.

Our management team continues to be focused on rightsizing our operations to match the current demand environment, maintaining our cost savings initiatives, strengthening our capital structure, developing innovative products, positioning the Company to optimize profits as the industry recovers and selecting product introductions that meet the needs of our customers.

As a recognized industry leader, we continue to focus on product innovation, lean manufacturing, strategic sourcing and workforce rationalization in order to strengthen our industry position and improve operating results.

Three Months Ended June 30, 2010

Net Sales

Net sales in the second quarter of 2010 increased $63.5 million, or 73.7%, compared to the second quarter of 2009.  By business segment, net external sales and related units sold were as follows (dollars in millions):

	Three Months Ended June 30,
	2010	2009	% Change
Sales by segment
Manufacturing	$124.8	$68.0	83.5
Retail and distribution	24.9	18.2	36.8
Total	$149.7	$86.2	73.7

	(units)
New trailer units
Manufacturing	5,100	3,000	70.0
Retail and distribution	300	200	50.0
Total	5,400	3,200	68.8

Used trailer units	800	800	-

Manufacturing segment sales were $124.8 million in the second quarter of 2010, an increase of $56.8 million, or 83.5%, compared to the second quarter of 2009 due primarily to increased volumes.  New trailer sales volumes increased 2,100 units, or 70.0%, compared to the prior year period as a result of overall strengthened market demand coupled with a 7.5% increase in average selling prices as compared to the previous year period due to customer and product mix. Further, net sales have increased $5.5 million due to increased demand in our portable storage containers and other DuraPlate® composite products.

Retail and distribution segment sales were $24.9 million in the second quarter of 2010, up $6.7 million, or 36.8%, compared to the prior year second quarter. New trailer sales increased $3.5 million, or 85.7%, due primarily to the increase in volumes as a result of improved market demand.  Used trailer sales were up $2.2 million, or 36.8%, primarily due to higher average selling prices resulting from selling higher priced late model trailers.  Parts and service sales were up $1.0 million, or 11.9%, as a result of increased market demand.

Cost of Sales

Cost of sales for the second quarter of 2010 was $144.4 million, an increase of $53.0 million, or 57.9%, compared to the second quarter of 2009.  As a percentage of net sales, cost of sales was 96.5% in the second quarter of 2010 compared to 106.1% in the second quarter of 2009.

Manufacturing segment cost of sales, as detailed in the following table, was $121.4 million for the second quarter of 2010, an increase of $47.2 million, or 63.6%, compared to the 2009 period.  As a percentage of net sales, cost of sales was 97.3% in the second quarter of 2010 compared to 109.1% in the 2009 period.

	Three Months Ended June 30,
Manufacturing Segment	2010		2009
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$92.4	74.0%	$54.0	79.3%
Other Manufacturing Costs	29.0	23.3%	20.2	29.8%
	$121.4	97.3%	$74.2	109.1%

Cost of sales is composed of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.  Material costs were 74.0% of net sales in the 2010 period compared to 79.3% in the 2009 period.  The 5.3% decrease results from decreases in raw material commodity and component costs, primarily aluminum and lumber.  In addition, other manufacturing costs decreased from 29.8% of net sales in the second quarter of 2009 to 23.3% in the 2010 period.  The 6.5% decrease is primarily due to approximately 3,200 more new trailers produced in the current quarter as compared to the prior year period due to increased market demand which resulted in allocating our overhead costs over more trailers.

Retail and distribution segment cost of sales was $22.9 million in the second quarter of 2010, an increase of $5.6 million, or 32.1%, compared to the 2009 period.  As a percentage of net sales, cost of sales was 92.0% in the second quarter of 2010 compared to 95.1% in the 2009 period.  This improvement as a percentage of net sales was primarily the result of increased volumes across all reporting segments and favorable product mix.

Gross Profit

Gross profit was $5.3 million in the second quarter of 2010, an improvement of $10.5 million from the prior year period. Gross profit as a percent of sales was 3.5% for the quarter compared to a negative 6.1% for the same period in 2009.  Gross profit by segment was as follows (in millions):

	Three Months Ended June 30,
	2010	2009
Gross profit by segment
Manufacturing	$3.4	$(6.2)
Retail and distribution	2.0	0.9
Eliminations	(0.1)	0.1
Total gross profit	$5.3	$(5.2)

The manufacturing segment gross profit for the second quarter of 2010 was $3.4 million, an improvement of $9.6 million from the previous year period. This improvement in gross profits is primarily due to an increase in new trailer volumes for the quarter coupled with reduced raw material and component costs and the favorable impact of higher production volumes to cover fixed overhead costs.

Retail and distribution segment gross profit in the second quarter of 2010 was $2.0 million, an increase of $1.1 million compared to the 2009 period.  Gross profit as a percentage of sales was 8.0% compared to 4.9% for the prior year period primarily due to increased new trailer and parts and service volumes and reduced overhead costs per unit.

General and Administrative Expenses

General and administrative expenses of $8.5 million for the second quarter of 2010 remained flat with the prior year period as reductions in salaries, director compensation, employee related expenses and  bad debts were offset by increases in professional services of $0.7 million.

Selling Expenses

Selling expenses were $2.5 million in the second quarter of 2010, a decrease of $0.4 million, or 14.3%, compared to the prior year period.  This decrease was the result of our cost cutting initiatives and adjusting our cost structure to match the current market demand.  These initiatives resulted in a $0.4 million reduction in salaries and employee related costs due to headcount and base pay reductions made in the prior year.

Other Income (Expense)

Decrease in fair value of warrant of $1.9 million represents the income recognized as a result of the fair value adjustment for the warrant issued to Trailer Investments as a part of the Securities Purchase Agreement entered into in July 2009.  The decrease results from an $8.1 million decrease in fair value of the warrant recorded immediately prior to the exercise of 16,137,500 Warrant Shares on May 28, 2010.  This decrease was offset by a $5.3 million increase resulting from the additional 750,000 warrant shares issued in lieu of the market price anti-dilution adjustment that otherwise would have applied as a result of the Offering and an overall increase in the fair value of the warrant shares outstanding throughout the quarter.

Income Taxes

We have experienced cumulative operating losses over the most recent three year period.  After considering these operating losses and other available evidence, both positive and negative, we have recorded a full valuation allowance against our deferred tax assets created during the quarter ended June 30, 2010.  As a result, the income tax expense for the second quarter of 2010 was nominal

Six Months Ended June 30, 2010

Net Sales

Net sales for the first six months were $228.0 million, an increase of $63.9 million, or 38.9%, compared to the 2009 period.  By business segment, net external sales and related units sold were as follows (dollars in millions):

	Six Months Ended June 30,
	2010	2009	% Change
Sales by segment
Manufacturing	$182.2	$125.3	45.4
Retail and distribution	45.8	38.8	18.0
Total	$228.0	$164.1	38.9

	(units)
New trailer units
Manufacturing	7,400	5,600	32.1
Retail and distribution	600	300	100.0
Total	8,000	5,900	35.6

Used trailer units	1,400	1,700	(17.6)

Manufacturing segment sales were $182.2 million for the first six months of 2010, up $56.9 million, or 45.4%, compared to the first six months of 2009.  The increase in sales is due primarily to a 32.1% increase in new trailer shipments with approximately 7,400 units shipped in the first half of 2010 compared to 5,600 units shipped in the prior year period as a result of the overall strengthening in demand. This increase in unit volume is coupled with a 5.7% increase in average selling prices as compared to the previous year period due to customer and product mix.  Further, net sales have increased $7.1 million due to increased demand in our portable storage containers and other DuraPlate® composite products.

Retail and distribution segment sales were $45.8 million in the first six months of 2010, up $7.0 million, or 18.0%, compared to the prior year period. New trailer sales increased $4.9 million, or 46.6%, due to a 100.0% increase in shipments and used trailer sales were up $1.4 million, or 11.9%, as increases in the average selling price per unit resulting from higher priced late model trailers more than offset the 300 unit decline in used trailers. Parts and service sales were up $0.7 million, or 4.0%, due to increased market demand.

Cost of Sales

Cost of sales for the first six months of 2010 was $223.6 million, an increase of $38.8 million, or 21.0%, compared to the 2009 period.  As a percentage of net sales, cost of sales was 98.1% for the first six months of 2010 compared to 112.6% for the 2009 period.

Manufacturing segment cost of sales, as detailed in the following table, was $181.1 million for the first six months of 2010, an increase of $34.8 million, or 23.8%, compared to the 2009 period.  As a percentage of net sales, cost of sales was 99.4% for the first six months of 2010 compared to 116.8% in the 2009 period.

	Six Months Ended June 30,
Manufacturing Segment	2010		2009
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$134.8	74.0%	$99.5	79.4%
Other Manufacturing Costs	46.3	25.4%	46.8	37.4%
	$181.1	99.4%	$146.3	116.8%

Cost of sales is composed of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.  Material costs were 74.0% in the 2010 period of net sales compared to 79.4% in the 2009 period.  The 5.4% decrease results from decreases in raw material commodity and component costs, primarily aluminum, steel and lumber. In addition, other manufacturing costs decreased from 37.4% of net sales in the first six months of 2009 to 25.4% in the 2010 period.  The 12.0% decrease is primarily the result of a 4,100 unit increase in new trailer production as compared to the prior year period which resulted in allocating our overhead costs over more trailers.

Retail and distribution segment cost of sales was $42.5 million in the first six months of 2010, an increase of $3.8 million, or 9.9%, compared to the 2009 period.  As a percentage of net sales, cost of sales was 92.7% in the first six months of 2010 compared to 99.4% in the 2009 period.  The 6.7% improvement as a percentage of sales was primarily the result of increased volumes across all reporting segments coupled with used trailer valuation reserves recognized in the prior period not repeated in the current year period.

Gross Profit

Gross profit for the first six months of 2010 was $4.3 million, an increase of $25.0 million compared to the first six months of 2009.  Gross profit as a percent of sales was 1.9% compared to a negative 12.6% for the same period in 2009.  Gross profit by segment was as follows (in millions):

	Six Months Ended June 30,
	2010	2009
Gross profit by segment
Manufacturing	$1.1	$(21.1)
Retail and distribution	3.3	0.3
Eliminations	(0.1)	0.1
Total gross profit	$4.3	$(20.7)

The manufacturing segment gross profit was $1.1 million for the first six months of 2010 compared to a negative $21.1 million in the prior year period due to a 32.1% increase in new trailer volumes, lower raw material and component part costs and the favorable impact of higher production volumes to cover fixed overhead costs as compared to the prior year period.

Retail and distribution segment gross profit was $3.3 million for the first six months of 2010, an increase of $3.0 million compared to the 2009 period.  Gross profit as a percentage of sales was 7.3% compared to 0.8% for the prior year period. This increase is primarily due to increased new trailer and parts and service volumes.

General and Administrative Expenses

General and administrative expenses decreased $0.9 million, or 5.5%, to $16.2 million in the first six months of 2010 compared to the prior year period.  This decrease was the result of a $0.8 million reduction in salaries, director compensation and other employee related costs achieved through the implementation of various cost cutting initiatives made during 2009 to adjust our cost structure to match the current market demand.

Selling Expenses

Selling expenses decreased $1.1 million, or 17.4%, to $5.0 million in the first six months of 2010 compared to the prior year period.  This decrease was the result of our cost cutting initiatives to adjust our cost structure to match the current market demand, which resulted in a $1.0 million reduction in salaries and employee related costs in the current year.

Other Income (Expense)

Increase in fair value of warrant of $124.9 million represents the expense recognized as a result of the fair value adjustment for the warrant issued to Trailer Investments as a part of the Securities Purchase Agreement entered into in July 2009.  The change in the fair value of the warrant was driven by the change in our stock price during the quarter.  The increase results from a $74.5 million increase in fair value of the warrant recorded immediately prior to the exercise of 16,137,500 Warrant Shares on May 28, 2010 coupled with a $5.3 million increase resulting from the additional 750,000 warrant shares issued in lieu of the market price anti-dilution adjustment that otherwise would have applied as a result of the Offering and an overall increase in the fair value of the warrant shares outstanding throughout the current year.

Income Taxes

We have experienced cumulative operating losses over the most recent three year period.  After considering these operating losses and other available evidence, both positive and negative, we determined that it was necessary to record a full valuation allowance against our deferred tax assets created during the six month period ending June 30, 2010.  As a result, the effective income tax expense for the first six months of 2010 was nominal.

Liquidity and Capital Resources

Capital Structure

In July 2009, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Trailer Investments pursuant to which Trailer Investments purchased 20,000 shares of Series E redeemable preferred stock (“Series E Preferred”), 5,000 shares of Series F redeemable preferred stock (“Series F Preferred”), and 10,000 shares of Series G redeemable preferred stock (“Series G Preferred”, and together with the Series E Preferred and the Series F Preferred, the “Series E-G Preferred Stock”) for an aggregate purchase price of $35.0 million.  Trailer Investments also received a warrant that was exercisable at $0.01 per share for 24,762,636 newly issued shares of our common stock representing, on August 3, 2009, the date the warrant was delivered, 44.21% of our issued and outstanding common stock after giving effect to the issuance of the shares underlying the warrant, subject to upward adjustment to maintain that percentage if currently outstanding options were exercised.  The number of shares of common stock subject to the warrant was also subject to upward adjustment to an amount equivalent to 49.99% of our issued and outstanding common stock outstanding immediately after the closing after giving effect to the issuance of the shares underlying the warrant in specified circumstances where we lose our ability to utilize our net operating loss carryforwards, including as a result of a stockholder acquiring greater than 5% of our outstanding common stock.

On May 28, 2010, we closed on a public offering of our common stock, par value $0.01 per share (the “Offering”), which consisted of 11,750,000 shares of common stock sold by us and 16,137,500 shares of common stock sold by Trailer Investments as a selling stockholder, each at a purchase price of $6.50 per share.  The shares of common stock sold in the Offering by Trailer Investments included 3,637,500 shares sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares to cover over-allotments.  All shares sold by Trailer Investments were issued upon the partial exercise of the Warrant it held.  We did not receive any proceeds from the sale of the shares by Trailer Investments.  We generated proceeds from the Offering of $76.4 million and used the net proceeds to redeem all of our outstanding preferred stock and to repay a portion of our outstanding indebtedness under our revolving credit facility.

From the net proceeds of the Offering, we redeemed (the “Redemption”) all outstanding shares of our Series E-G Preferred Stock at a liquidation value of $1,000 per share, or $35.0 million, plus accrued and unpaid dividends and a premium adjustment of 20% as required under the Securities Purchase Agreement for any redemption made prior to August 2014.  The Series E Preferred, Series F Preferred and Series G Preferred paid an annual dividend rate of 15%, 16% and 18%, respectively, based on liquidation value.  We accrued these dividends unpaid.  Through the date of the Redemption, accrued and unpaid dividends totaled approximately $4.8 million.  The premium adjustment for early redemption of $8.0 million was applied to the sum of the liquidation value and accrued and unpaid dividends.  The total redemption price of the Series E-G Preferred Stock including all accrued and unpaid dividends was approximately $47.8 million.

Trailer Investments’ ownership of the Series E-G Preferred Stock included significant rights pursuant to the applicable certificates of designation for the Series E-G Preferred Stock and pursuant to the Investor Rights Agreement dated August 3, 2009 between us and Trailer Investments (the “Investor Rights Agreement”).  As a result of the Redemption, except for the payment in connection with a change of control described below, the principal rights that previously existed but are no longer held by Trailer Investments are (i) its right to receive the preferred dividend, (ii) veto rights over certain significant aspects of our operations and business, including payments of dividends, issuance of securities, incurrence of indebtedness, liquidation and sale of assets, changes in the size of our board of directors, amendments to our organizational documents (including those of our subsidiaries), and other material actions, subject to certain thresholds and limitations, and  (iii) a right of first refusal to participate in any future private financings.

If a change of control, meaning if more than 50% of the voting power is transferred or acquired by any person other than Trailer Investments and its affiliates, occurs within 12 months of the date of the Redemption (i.e., by May 28, 2011), Trailer Investments will be entitled to receive an aggregate payment equal to $74.6 million, representing the difference between what it received in the Redemption and what it would have been entitled to receive on the date of the Redemption if a change of control had occurred on that date.

Also in connection with our Offering of common stock, we amended the warrant originally issued to Trailer Investments on August 3, 2009 (the “Warrant,” and, as amended, the “Replacement Warrant”).  The Warrant was modified so that (i) the Warrant will no longer adjust or increase based upon any limitation on our ability to fully utilize our net operating loss (“NOL”) carryforwards and (ii) the Warrant was increased by a fixed number of 750,000 warrant shares in lieu of the market price anti-dilution adjustment that would have otherwise applied as a result of the Offering.  The market price anti-dilution adjustment and other warrant adjustment provisions, other than the NOL adjustment, will continue to apply to the Replacement Warrant.

As discussed above, our Offering of common stock also included 16,137,500 shares sold by Trailer Investments (the “Warrant Shares”) pursuant to a partial exercise of the Warrant.  The partial net exercise of the Warrant was made by Trailer Investments via the forfeiture of 22,812 shares of Common Stock under the Warrant.

As a result of the issuance of the Warrant Shares and the partial net exercise of the Warrant, the Replacement Warrant, as issued in May 2010, was made exercisable for 9,355,865 shares, representing 13.7% of our issued and outstanding common stock on the date the Replacement Warrant was delivered.  The number of shares for which the Replacement Warrant is exercisable continues to be subject to upward adjustment if currently outstanding options are exercised.  Pursuant to these terms, due to shares issued upon the exercise of stock options during the second quarter of 2010 the Warrant is now exercisable for an additional 6,716 shares, or 9,362,581 shares in the aggregate.  The Replacement Warrant continues to be exercisable for cash or convertible into common stock under a customary “cashless exercise” feature based upon the trading price of the common stock at the time of exercise and continues to contain customary anti-dilution adjustment features for stock splits and the like as well as future issuances of stock or derivative securities that have sale or exercise prices below the then current market price or $0.54.

Trailer Investments continues to have other rights pursuant to the terms of the Investor Rights Agreement and its Warrant.  These rights include registration rights as well as certain rights upon events of default, although these are now limited to events that occur as a result only of breach of the covenants in the Investor Rights Agreement that are in force after the Preferred Expiration Date as described in the Investor Rights Agreement.  The Investor Rights Agreement also continues to provide that until the time that Trailer Investments ceases to hold or ceases to beneficially own at least 10% of our issued and outstanding common stock, it has the right to nominate five out of twelve members of our board of directors.  For the election at our 2010 annual meeting of stockholders, Trailer Investments waived its right to nominate five directors and agreed to only nominate four out of ten members of our board of directors.

The warrant contains several conditions, including, among other things, an upward adjustment of shares upon the occurrence of certain contingent events but no longer including the loss of our ability to utilize our net operating loss carryforwards, and the holder has an option pursuant to the terms of the Investor Rights Agreement to settle the warrant for cash in event of a specific default.  These provisions result in the classification of the warrant as a liability that is adjusted to fair value at each balance sheet date.

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

As a result of the Offering and our ability to use the net proceeds to redeem all of our outstanding preferred stock and repay a portion of our outstanding indebtedness under the revolving credit facility, we reduced our total debt and capital lease obligations to $32.2 million and significantly improved our debt to equity ratio to approximately 0.5:1.0 as of June 30, 2010.  The Offering improves our overall capital structure and provides us additional liquidity to meet working capital requirements as the overall demand in our industry grows.  Our long-term objective is to generate operating cash flows sufficient to fund working capital requirements, to fund capital expenditures and to be positioned to take advantage of market opportunities.  For the remainder of 2010 we expect to fund operating results, working capital requirements and capital expenditures through cash flows from operations as well as available borrowings under our Revolving Facility.

Debt Agreements and Related Amendments

Concurrent with entering into the Securities Purchase Agreement, in July 2009, we entered into a Third Amended and Restated Loan and Security Agreement (the “Facility”) with our lenders, effective August 3, 2009, with a maturity date of August 3, 2012.  The Facility is guaranteed by certain subsidiaries of ours and secured by substantially all of our assets.  The Facility has a capacity of $100 million, subject to a borrowing base and other discretionary reserves.  The Facility amends and restates our previous revolving credit facility, and our lenders waived certain events of default that had occurred under the previous revolving credit facility and waived the right to receive default interest during the time the events of default had continued.

In May 2010, we entered into the Consent and Amendment No. 1 to the Third Amended and Restated Loan and Security Agreement (the “Amended Facility”) with our lenders.  The Amended Facility amends and restates our previous revolving credit facility.  The Amended Facility was entered into to permit the early redemption of our Series E-G Preferred Stock and required us to pay down our revolving credit facility by at least $23.0 million.  The repayment did not reduce our revolving loan commitments.  Pursuant to the Amended Facility, if the availability under our revolving credit facility is less than $15.0 million at any time before the earlier of August 14, 2011 or the date that monthly financial statements are delivered for the month ending June 30, 2011, we would be required to maintain a varying minimum EBITDA and would be restricted in the amount of capital expenditures we can make during such period.  If our availability is less than $20.0 million thereafter, we would be required to maintain a fixed charge coverage ratio for the 12 month period ending on the last day of the calendar month that ended most recently prior to such time of not less than 1.1 to 1.0.  In addition, the Amended Facility modifies our borrowing base by eliminating a $12.5 million facility reserve while reducing the fixed assets sub-limit by $12.5 million from $30.3 million to $17.8 million.

The interest rate on borrowings under our revolving credit facility from the date of effectiveness through July 31, 2010 is LIBOR plus 4.25% or the prime rate of Bank of America, N.A. (the “Prime Rate”) plus 2.75%.  After July 31, 2010, the interest rate is based upon average unused availability and will range between LIBOR plus 3.75% to 4.25% or the Prime Rate plus 2.25% to 2.75%.  We are required to pay a monthly unused line fee equal to 0.375% times the average daily unused availability along with other customary fees and expenses of our agent and lenders.  All interest and fees are paid monthly.

Our revolving credit facility contains customary representations, warranties, affirmative and negative covenants, including, without limitation, restrictions on mergers, dissolutions, acquisitions, indebtedness, affiliate transactions, the occurrence of liens, payments of subordinated indebtedness, disposition of assets, leases and changes to organizational documents.

Our revolving credit facility contains customary events of default including, without limitation, failure to pay obligations when due under the facility, false and misleading representations, breaches of covenants (subject in some instances to cure and grace periods), defaults on certain other indebtedness, the occurrence of certain uninsured losses, business disruptions for a period of time that materially adversely affects the capacity to continue business on a profitable basis, changes of control and the incurrence of certain judgments that are not stayed, released or discharged within 30 days.

Cash Flow

Cash used in operating activities for the six months ended June 30, 2010 was $18.1 million compared to $4.0 million used in operating activities in the same period of 2009.  The use of cash from operating activities for the current year period was the result of $9.4 million of net losses, adjusted for various non-cash activities, including depreciation, amortization, stock-based compensation and changes in the fair value of our warrant, coupled with an increase in our working capital.  Changes in working capital accounted for a use of cash totaling $8.7 million for the six months ending June 30, 2010 as compared to a source of cash totaling $30.5 million for the prior year period.  The increased production levels in the current year period as compared to the previous year and the related increase in purchasing activities have resulted in higher working capital requirements.  Changes in key working capital accounts for the first half of 2010 compared to the prior year period are summarized below (in millions):

	2010	2009	Change
Accounts receivable	$(21.2)	$19.9	$(41.1)
Inventories	(36.1)	25.2	(61.3)
Accounts payable and accrued liabilities	44.8	(16.4)	61.2

For the first half of 2010, accounts receivable increased by $21.2 million as compared to a $19.9 million decrease in 2009.  Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, increased to approximately 24 days in 2010 compared to 21 days in 2009.  The increases for 2010 were primarily the result of the timing of shipments as trailer demands increased throughout the current year period and a 38.9% increase in our consolidated net sales as compared to the prior year period.  Inventory increased $36.1 million during 2010 compared to a decrease of $25.2 million in 2009.  The increase in inventory for the 2010 period was due to higher new trailer inventories and raw materials resulting from increased order levels for 2010 as compared to 2009; however, inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately six times in 2010 and 2009.  Accounts payable and accrued liabilities increased $44.8 million in 2010 compared to a decrease of $16.4 million in 2009.  The increase in the current year period was also due primarily to higher production levels.  Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 44 days for the 2010 period compared to 33 days for the same period last year due to higher production levels in excess of shipments throughout the current quarter.

Investing activities used $0.2 million during the first six months of 2010 compared to $0.6 million in the prior year period.  The uses of cash from investing activities for both 2010 and 2009 periods have been limited to capital spending for required replacement projects and other cost reduction initiatives.  The current year period has been further offset by proceeds received from the sale of our Transcraft production facility located in Anna, Illinois.

Financing activities provided $24.0 million during the first six months of 2010 primarily as a result of closing on the Offering of our common stock on May 28, 2010.  We generated gross proceeds of $76.4 million from the Offering and used the net proceeds to redeem all of our outstanding preferred stock and repay a portion of our outstanding indebtedness on our revolving credit facility.

As of June 30, 2010, our liquidity position, defined as cash on hand and available borrowing capacity, net of availability reserves as established in our revolving credit facility, amounted to $67.7 million, an improvement of $46.7 million from December 31, 2009.  As a result of closing on the Offering of our common stock on May 28, 2010 and concurrent with our redemption of all outstanding Series E-G Preferred Stock, as described in the Capital Structure section above, we believe our liquidity is adequate to meet our expected operating results, working capital needs and capital expenditures for the remainder of 2010.

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

Capital Expenditures

Capital spending amounted to approximately $0.8 million for the first six months of 2010 and is anticipated to be approximately $2.0 million in the aggregate for 2010.  The spending for 2010 is expected to be limited to the consolidation of our Transcraft production facilities, required replacement projects and cost reduction initiatives in efforts to manage cash flows and enhance liquidity.

Off-Balance Sheet Transactions

As of June 30, 2010, we had approximately $1.7 million in operating lease commitments.  We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter ended June 30, 2010.

Contractual Obligations and Commercial Commitments

We have included a summary of our Contractual Obligations and Commercial Commitments in our annual report on Form 10-K for the year ended December 31, 2009 and with the exception of the early redemption of all our outstanding Series E-G Preferred Stock in connection with the closing of our Offering, as discussed in Note 4 of the Condensed Consolidated Financial Statements, there have been no material changes to the summary provided in that report.

Backlog

Orders that have been confirmed by customers in writing and can be produced during the next 18 months are included in backlog. Orders that comprise the backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $377 million at June 30, 2010 compared to $137 million at December 31, 2009 and $128 million at June 30, 2009.  We expect to complete the majority of our existing backlog orders within the next 12 months.

OUTLOOK

While the demand environment for trailers is improving, as evidenced by our backlog, we remain cautious as to its sustainability.  According to the most recent A.C.T. Research Company, LLC (“ACT”) estimates, total trailer industry shipments for 2010 are expected to be up 37% from 2009 to approximately 107,000 units.  By product type, ACT is estimating that van trailer shipments will be up approximately 47% in 2010 compared to 2009.  ACT is forecasting that platform trailer shipments will decline approximately 7% and dump trailer shipments will increase approximately 28% in 2010.  For 2011, ACT estimates that shipments will grow approximately 59% to a total of 171,000 units.  Downside concerns for 2010 relate to continued issues with the global economy, unemployment, tight credit markets, as well as depressed housing and construction-related markets in the U.S.  Taking into consideration recent economic and industry forecasts, as well as discussions with customers and suppliers, management expects demand for new trailers to improve as we move through 2010 and the economy continues to improve.  Even so, the trailer industry will continue to be challenged and, although our financial condition is expected to improve with increased volume, we expect to incur net losses in 2010, which will further reduce our stockholders’ equity.

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

While our expectations for industry volumes are generally in line with those of ACT, pricing will continue to be difficult in 2010 due to overcapacity and fierce competitive activity.  In addition, raw material and component costs have risen and remain volatile as overall demand will drive an increase in prices as the economy improves.  As has been our policy, we will endeavor to pass along raw material and component price increases to our customers.  We have a focus on continuing to develop innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition in order to return to profitability.

Based on industry forecasts, conversations with our customers regarding their current requirements and our existing backlog of orders, we estimate that for the full year 2010 total new trailers sold will be between 23,000 and 25,000, an increase from 2009 of 80% to 95%.

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

Commodity Prices

We are exposed to fluctuations in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and polyethylene.  Given the historical volatility of certain commodity prices, this exposure can materially impact product costs.  Historically, we have managed aluminum price changes by entering into fixed price contracts with our suppliers.  As of June 30, 2010, we had $23.6 million in raw material purchase commitments through December 2011 for materials that will be used in the production process.  We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order.  To the extent that we are unable to offset the increased commodity costs in product prices, our results would be materially and adversely affected.

Interest Rates

As of June 30, 2010, we had $27.6 million of floating rate debt outstanding under our revolving facility.  A hypothetical 100 basis-point change in the floating interest rate from the current level would result in a corresponding $0.3 million change in interest expense over a one-year period.  This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 14a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2010.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first half of fiscal 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

We answered the complaint in May 2001, denying any wrongdoing.  We believe that the claims asserted by BK are without merit and intend to vigorously defend our position.  A trial was held on March 30, 2010 in Curitiba, Paraná, Brazil.  A ruling on the evidence presented at the trial is not expected for several months.  We believe that the resolution of this lawsuit will not have a material adverse effect on our financial position, liquidity or future results of operations; however, at this stage of the proceeding no assurances can be given as to the ultimate outcome of the case.

Environmental Disputes

In September 2003, we were noticed as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (“EPA”) pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site (the “Superfund Site”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”).  PRPs include current and former owners and operators of facilities at which hazardous substances were allegedly disposed.  The EPA’s allegation that we were a PRP arises out of our acquisition of a former branch facility located approximately five miles from the original Superfund Site.  We acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002.  In June 2010, we were contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that we contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010.  We initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from us.  If the settlement is approved by all parties, it will prevent any third party from successfully bringing claims against us for environmental contamination relating to this former branch property.  We are awaiting approval from the ADEQ for the settlement we proposed in July 2010; we do not expect to receive a response from the ADEQ for several months.  Based upon our limited period of ownership of the former branch property, and the fact that we no longer own the former branch property, we do not anticipate that the ADEQ will reject the proposed settlement, but no assurance can be given at this time as to the ADEQ’s response to the settlement proposal.  The proposed settlement terms have been accrued and did not have a material adverse effect on our financial condition or results of operations, and we believe that any ongoing proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

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
10.01
Consent and Amendment No. 1 to the Third Amended and Restated Loan and Security Agreement, by and among the Company and certain of its subsidiaries identified on the signature page thereto, Bank of America, N.A., as a Lender and as Agent, as the other Lender parties thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 21, 2010 (File No. 1-10883))

10.02
Consent and Waiver dated May 24, 2010 between the Company and Trailer Investments (Incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on May 26, 2010 (File No. 1-10883))

10.03
Replacement Warrant to Purchase Shares of Common Stock issued on May 28, 2010 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2010 (File No. 1-10883))

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

WABASH NATIONAL CORPORATION

Date: August 3, 2010	By:	/s/ Mark J. Weber
Mark J. Weber
Senior Vice President and Chief Financial Officer (Principal Financial Officer)