Form 10-Q
period 2010-09-30
WABASH NATIONAL CORP /DE
filed 2010-11-02
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010 OR
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
Yes ☐ No ☒

The number of shares of common stock outstanding at October 28, 2010 was 68,294,834.

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at	3
	September 30, 2010 and December 31, 2009

	Condensed Consolidated Statements of Operations	4
	for the three and nine months ended September 30, 2010 and 2009

	Condensed Consolidated Statements of Cash Flows	5
	for the nine months ended September 30, 2010 and 2009

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition	18
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	32

Item 4.	Controls and Procedures	32

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	34

Item 6.	Exhibits	34

	Signature	34

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$13,395	$1,108
Accounts receivable, net	22,107	17,081
Inventories	129,379	51,801
Prepaid expenses and other	2,694	6,877
Total current assets	167,575	76,867

PROPERTY, PLANT AND EQUIPMENT, net	100,994	108,802

INTANGIBLE ASSETS	23,630	25,952

OTHER ASSETS	9,391	12,156
	$301,590	$223,777

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of capital lease obligation	$456	$337
Accounts payable	78,754	30,201
Other accrued liabilities	39,740	34,583
Warrant	-	46,673
Total current liabilities	118,950	111,794

LONG-TERM DEBT	51,201	28,437

CAPITAL LEASE OBLIGATION	4,334	4,469

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES	3,532	3,258

PREFERRED STOCK, net of discount, 25,000,000 shares authorized, $0.01 par value, 0 and 35,000 shares issued and outstanding, respectively	-	22,334

STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 67,854,099 and 30,376,374 shares issued and outstanding, respectively	702	331
Additional paid-in capital	597,537	355,747
Retained deficit	(449,189)	(277,116)
Treasury stock at cost, 1,675,600 common shares	(25,477)	(25,477)
Total stockholders' equity	123,573	53,485
	$301,590	$223,777

See Notes to Condensed Consolidated Financial Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

NET SALES	$170,848	$88,324	$398,822	$252,467

COST OF SALES	164,381	88,645	388,030	273,495

Gross profit	6,467	(321)	10,792	(21,028)

GENERAL AND ADMINISTRATIVE EXPENSES	8,019	7,320	24,249	24,493

SELLING EXPENSES	2,654	2,566	7,696	8,669

Loss from operations	(4,206)	(10,207)	(21,153)	(54,190)

OTHER INCOME (EXPENSE):
Decrease (Increase) in fair value of warrant	3,265	(53,983)	(121,587)	(53,983)
Interest expense	(1,023)	(1,148)	(3,048)	(3,459)
Other, net	38	(1,121)	(732)	(1,032)

Loss before income taxes	(1,926)	(66,459)	(146,520)	(112,664)

INCOME TAX EXPENSE (BENEFIT)	12	(55)	99	(41)

Net loss	$(1,938)	$(66,404)	$(146,619)	$(112,623)

PREFERRED STOCK DIVIDENDS AND EARLY EXTINGUISHMENT	$-	$1,096	$25,454	$1,096

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,938)	$(67,500)	$(172,073)	$(113,719)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(2.23)	$(3.93)	$(3.77)

COMPREHENSIVE LOSS
Net loss	$(1,938)	$(66,404)	$(146,619)	$(112,623)
Reclassification adjustment for interest rate swaps included in net loss	-	1,167	-	1,398
Changes in fair value of derivatives, net of tax	-	-	-	118
NET COMPREHENSIVE LOSS	$(1,938)	$(65,237)	$(146,619)	$(111,107)

See Notes to Condensed Consolidated Financial Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities
Net loss	$(146,619)	$(112,623)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12,862	14,432
Increase in fair value of warrant	121,587	53,983
Stock-based compensation	2,466	2,906
Changes in operating assets and liabilities
Accounts receivable	(5,026)	15,071
Inventories	(77,591)	33,389
Prepaid expenses and other	2,486	2,084
Accounts payable and accrued liabilities	53,710	(17,020)
Other, net	907	232
Net cash used in operating activities	$(35,218)	$(7,546)

Cash flows from investing activities
Capital expenditures	(1,154)	(669)
Proceeds from the sale of property, plant and equipment	1,806	125
Net cash provided by (used in) investing activities	$652	$(544)

Cash flows from financing activities
Proceeds from issuance of common stock, net of expenses	71,948	-
Proceeds from exercise of stock options	305	-
Borrowings under revolving credit facilities	456,864	179,018
Payments under revolving credit facilities	(434,100)	(228,957)
Principal payments under capital lease obligation	(253)	(250)
Proceeds from issuance of preferred stock and warrant	-	35,000
Payments under redemption of preferred stock	(47,791)	-
Debt issuance costs paid	-	(1,275)
Preferred stock issuance costs paid	(120)	(2,414)
Net cash provided by (used in) financing activities	$46,853	$(18,878)

Net increase (decrease) in cash	$12,287	$(26,968)
Cash at beginning of period	1,108	29,766
Cash at end of period	$13,395	$2,798

See Notes to Condensed Consolidated Financial Statements

WABASH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF THE BUSINESS

The condensed consolidated financial statements of Wabash National Corporation (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations and cash flows. The Company has evaluated its September 30, 2010 consolidated financial statements for subsequent events through the date that the Company’s consolidated financial statements were filed with the SEC and determined no subsequent events have taken place that meet the definition of a subsequent event that requires further disclosure in this filing.  The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2009 Annual Report on Form 10-K.  Certain reclassifications have been made to prior periods to conform to the current year presentation.  These reclassifications had no effect on net income for the periods previously reported.

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

In light of these economic conditions and the decline in the Company’s operating results and financial condition, in July 2009, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Trailer Investments, LLC (“Trailer Investments”) pursuant to which Trailer Investments purchased shares of redeemable preferred stock and received a warrant to purchase common stock for an aggregate purchase price of $35.0 million.  On May 28, 2010 and as discussed in Notes 3 and 5, the Company (i) closed on a public offering of the Company’s common stock, par value $0.01 per share (the “Initial Offering”), which consisted of 11,750,000 shares of common stock sold by the Company and 16,137,500 shares of common stock sold by Trailer Investments as selling stockholder, each at a purchase price of $6.50 per share and (ii) entered into a Consent and Amendment No. 1 to the Third Amended and Restated Loan and Security Agreement (the “Amended Facility”) with its lenders.  Net proceeds from the Initial Offering were used to redeem all of its outstanding preferred stock and to repay a portion of its outstanding indebtedness under its revolving credit facility.  Furthermore, on September 17, 2010 and as discussed in Note 4 and Note 5 below, Trailer Investments sold 9,349,032 shares of common stock in an underwritten public offering at a purchase price of $6.75 per share (the “Second Offering”).  As a result of this Second Offering, the warrant held by Trailer Investments was fully exercised and was no longer outstanding as of September 30, 2010.  The Company did not receive any proceeds from the Second Offering.

As of September 30, 2010, the Company’s liquidity position, defined as cash on hand and available borrowing capacity, net of availability reserves as established in the Amended Facility, amounted to $56.1 million, an improvement of $35.1 million from December 31, 2009.  In addition to the liquidity generated from the Securities Purchase Agreement, the Initial Offering and the Amended Facility, the Company has been and will continue to aggressively manage its capital expenditures, cost structure and cash position.  Capital spending for 2009, which was limited to required replacement projects and cost reduction initiatives, amounted to $1.0 million and is anticipated to be less than $2.0 million for 2010.  During 2008 and 2009, the Company also implemented various cost reduction actions that have substantially decreased its overhead and operating costs, including reductions in hourly and salary headcount, compensation, and benefits.  In addition, the Company optimized its operations through plant, assembly line and warehouse consolidation projects.

While the Company has experienced historically low demand for trailers in 2010, the overall trailer market has significantly improved from 2009.  According to the most recent ACT estimates, total trailer industry shipments for 2010 are expected to be up 46% from 2009 to approximately 115,000 units in 2010.  Our backlog of orders at September 30, 2010 was $334 million, up 144% from our backlog at December 31, 2009 and 248% from the same period in the prior year.  While this trend in the overall trailer market is encouraging to see, the Company will continue to proceed with caution as the overall demand levels are expected to be stronger in the second half of the year as compared to the first half.

As a result of the May 28, 2010 closing of the Initial Offering and entering into the Amended Facility with its lenders described in Note 3 below, the cash management actions implemented and an overall improved trailer market outlined above, the Company believes liquidity is adequate to fund its expected operating results, working capital requirements and capital expenditures for the remainder of 2010.

2.	INVENTORIES

Inventories are stated at lower of cost, determined on the first-in, first-out (FIFO) method, or market.  The cost of manufactured inventory includes raw material, labor and overhead.  Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Raw materials and components	$32,501	$15,280
Work in progress	8,969	386
Finished goods	79,816	26,920
Aftermarket parts	4,315	4,072
Used trailers	3,778	5,143
	$129,379	$51,801

3.	DEBT

In May 2010, the Company entered into the Amended Facility which further amended and restated the Company’s previous revolving credit facility.  The Amended Facility was entered into to permit the early redemption of the Company’s Series E-G Preferred Stock and required the Company to pay down its revolving credit facility by at least $23.0 million.  The repayment did not reduce the Company’s revolving loan commitments.  Pursuant to the Amended Facility, if the availability under the Company’s revolving credit facility is less than $15.0 million at any time before the earlier of August 14, 2011 or the date that monthly financial statements are delivered for the month ending June 30, 2011, the Company is required to maintain a varying minimum EBITDA and is restricted in the amount of capital expenditures it can make during such period.  If the Company’s availability is less than $20.0 million thereafter, the Company is required to maintain a fixed charge coverage ratio for the 12 month period ending on the last day of the calendar month that ended most recently prior to such time of not less than 1.1 to 1.0.  In addition, the Amended Facility modifies the Company’s borrowing base by eliminating a $12.5 million facility reserve while reducing the fixed assets sub-limit by $12.5 million from $30.3 million to $17.8 million.

As of September 30, 2010, the Company was in compliance with all covenants of the Amended Facility.

4.	PREFERRED STOCK AND WARRANT

In July 2009, the Company entered into a Securities Purchase Agreement with Trailer Investments pursuant to which Trailer Investments purchased 20,000 shares of Series E redeemable preferred stock (“Series E Preferred”), 5,000 shares of Series F redeemable preferred stock (“Series F Preferred”), and 10,000 shares of Series G redeemable preferred stock (“Series G Preferred”, and together with the Series E Preferred and the Series F Preferred, the “Series E-G Preferred Stock”) for an aggregate purchase price of $35.0 million.  Trailer Investments also received a warrant that was exercisable at $0.01 per share for 24,762,636 newly issued shares of the Company’s common stock (the “Warrant”) representing, on August 3, 2009, the date the Warrant was delivered, 44.21% of the Company’s issued and outstanding common stock after giving effect to the issuance of the shares underlying the Warrant, subject to upward adjustment to maintain that percentage if currently outstanding options were exercised.  The number of shares of common stock subject to the Warrant was also subject to upward adjustment to an amount equivalent to 49.99% of the issued and outstanding common stock of the Company outstanding immediately after the closing after giving effect to the issuance of the shares underlying the Warrant in specified circumstances where the Company would lose its ability to utilize its net operating loss carryforwards, including as a result of a stockholder of the Company acquiring greater than 5% of the outstanding common stock of the Company.

Trailer Investments’ ownership of the Series E-G Preferred Stock included significant rights pursuant to the applicable certificates of designation for the Series E-G Preferred Stock and pursuant to the Investor Rights Agreement dated August 3, 2009 between the Company and Trailer Investments (the “Investor Rights Agreement”).  As a result of the Redemption (as defined and further described below), except for the payment in connection with a change of control described below, the principal rights that previously existed but are no longer held by Trailer Investments are (i) the right to receive the preferred dividend, (ii) veto rights over certain significant aspects of the Company’s operations and business, including payments of dividends, issuance of the Company’s securities, incurrence of indebtedness, liquidation and sale of assets, changes in the size of the Company’s board of directors, amendments to the Company’s organizational documents (including those of its subsidiaries), and other material actions by the Company, subject to certain thresholds and limitations, and  (iii) a right of first refusal to participate in any future private financings.

The Warrant contained several conditions, including, among other things, an upward adjustment of shares upon the occurrence of certain contingent events, and the holder had an option pursuant to the terms of the Investor Rights Agreement to settle the Warrant for cash in event of a specific default.  These provisions resulted in the classification of the Warrant as a liability that was adjusted to fair value at each balance sheet date.  The warrant liability was recorded initially at fair value with subsequent changes in fair value reflected in earnings.  Estimating fair value of the Warrant required the use of assumptions and inputs that were observable, either directly or indirectly, were likely to change over the duration of the Warrant with related changes in internal and external market factors.  In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock, which has a high historical volatility.  Because the Warrant was initially and subsequently carried at fair value, the Company’s Statements of Operations reflected the volatility in these estimate and assumption changes.

In May 2010, in connection with the Initial Offering (as discussed in Note 5), the Company redeemed (the “Redemption”) all outstanding shares of the Company’s Series E-G Preferred Stock at a liquidation value of $1,000 per share, or $35.0 million, plus accrued and unpaid dividends and a premium adjustment of 20% as required under the Securities Purchase Agreement for any redemption made prior to August 2014.  The Series E Preferred, Series F Preferred and Series G Preferred paid an annual dividend rate of 15%, 16% and 18%, respectively, based on liquidation value.  The Company accrued all dividend payments on the Series E-G Preferred Stock totaling approximately $4.8 million through the Redemption date.  The premium adjustment for early redemption of $8.0 million was applied to the sum of the liquidation value and accrued and unpaid dividends.  The total redemption price of the Series E-G Preferred Stock, including accrued and unpaid dividends, was approximately $47.8 million.  Certificates of elimination were filed on September 21, 2010 with the Secretary of State of the State of Delaware to eliminate from the Company’s Certificate of Incorporation all provisions that were set forth in the certificates of designation for the Series E-G Preferred Stock.

If a change of control, meaning more than 50% of the voting power is transferred or acquired by any person other than Trailer Investments and its affiliates, occurs within 12 months of the date of the Redemption (on or before May 28, 2011), Trailer Investments will be entitled to receive an aggregate payment of $74.6 million representing the difference between what it received in the Redemption and what it would have been entitled to receive on the date of the Redemption if a change of control had occurred on that date.

The following table presents the activity for the nine month period ending September 30, 2010 for the Series E-G Preferred Stock (in thousands):

	Series E	Series F	Series G	Total Preferred
	Preferred	Preferred	Preferred	Stock
Balance as of December 31, 2009	$12,984	$3,190	$6,160	$22,334
Issuance cost adjustment	2	-	1	3
Accretion	483	123	247	853
Accrued and unpaid dividends	1,326	355	807	2,488
Payments under redemption of preferred stock	(27,092)	(6,827)	(13,872)	(47,791)
Loss on early extinguishment of preferred stock	12,297	3,159	6,657	22,113
Balance as of September 30, 2010	$-	$-	$-	$-

Also in connection with the Initial Offering, the Company amended the Warrant on May 28, 2010 (as amended, the “Replacement Warrant”).  The Warrant was modified so that (i) the Warrant would no longer adjust or increase based upon any limitation on the Company’s ability to fully utilize its net operating loss (“NOL”) carryforwards and (ii) the Warrant was increased by a fixed number of 750,000 warrant shares in lieu of the market price anti-dilution adjustment that would have otherwise applied as a result of the Initial Offering.  The Initial Offering included 16,137,500 shares sold by Trailer Investments (the “Warrant Shares”) pursuant to a partial exercise of the Warrant.  The partial net exercise of the Warrant was made by Trailer Investments via the forfeiture of 22,812 shares of common stock under the Warrant.

In anticipation of the Second Offering, the Replacement Warrant was amended on September 13, 2010 to modify its cashless exercise provision in order to facilitate determination of the number of shares required to be withheld to pay the exercise price of the Replacement Warrant when exercised in connection with the Second Offering.

On September 17, 2010, Trailer Investments sold the Replacement Warrant to the several underwriters, who exercised the Replacement Warrant in full and sold the 9,349,032 shares of common stock underlying the Replacement Warrant in the Second Offering.  The exercise of the Replacement Warrant was made via the forfeiture of 13,549 shares of common stock.  As a result of the Second Offering and related cashless exercise, the Replacement Warrant was fully exercised and was no longer outstanding as of September 30, 2010.  Pursuant to the terms of the Investor Rights Agreement between the Company and Trailer Investments dated August 3, 2009, Trailer Investments had significant rights that no longer exist as a result of the consummation of the Second Offering.  These rights included the ability to designate five persons for election to the Company’s board of directors for so long as Trailer Investments and its affiliates beneficially owned at least 10% of the Company’s outstanding common stock.   As a result, on September 21, 2010, the Company received resignation notices from each of the existing four Trailer Investments board members, notifying the Company of each member’s intent to resign from the Company’s board of directors with immediate effect.

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

On May 28, 2010, the Company closed the Offering, which consisted of 11,750,000 shares of common stock sold by the Company and 16,137,500 shares of common stock sold by Trailer Investments as selling stockholder, each at a purchase price of $6.50 per share.  The shares of common stock sold in the Offering by Trailer Investments included 3,637,500 shares sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares to cover over-allotments.  All shares sold by Trailer Investments were issued upon the partial exercise of the Warrant it held and the Replacement Warrant was issued to Trailer Investments on May 28, 2010 (see Note 4 for further details).  The Company did not receive any proceeds from the sale of the shares by Trailer Investments.  The Company generated proceeds from the sale of 11,750,000 shares of common stock of $76.4 million and used the net proceeds to redeem all of its outstanding preferred stock and to repay a portion of its outstanding indebtedness under its revolving credit facility.

On September 17, 2010, Trailer Investments sold the Replacement Warrant to the several underwriters, who exercised the Replacement Warrant in full and sold the 9,349,032 shares of common stock underlying the Replacement Warrant in the Second Offering at a price per share of $6.75.  Pursuant to the underwriting agreement between the Company, Trailer Investments and Morgan Stanley & Co. Incorporated, as underwriter (the “Underwriter”), upon the closing of the Second Offering, Trailer Investments transferred the Replacement Warrant to the Underwriter and the Company issued 9,349,032 shares of the common stock to the Underwriter upon the net exercise of the Replacement Warrant and the Second Offering was consummated.  The net exercise of the Replacement Warrant was made by the Underwriter via the forfeiture of 13,549 shares of common stock issuable under the Replacement Warrant.  As a result,  the Replacement Warrant was fully exercised and is no longer outstanding as of September 30, 2010.  The Company did not receive any proceeds from the sale of these shares by Trailer Investments.

6.	FAIR VALUE MEASUREMENTS

The Company has adopted the provisions of a statement issued by the FASB on fair value measurements as it relates to recurring financial assets and liabilities and further adopted the provisions of this Statement as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis (in thousands):

	September 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Warrant	$-	$-	$-	$-	$-	$46,673	$-	$46,673

The carrying amounts of accounts receivable and accounts payable reported in the Condensed Consolidated Balance Sheets approximate fair value.

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

The Company’s policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method.  The amount of compensation costs related to stock appreciation rights, nonvested stock options and restricted stock not yet recognized was $3.9 million at September 30, 2010, for which the expense will be recognized through 2013.

8.	CONTINGENCIES

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company arising in the ordinary course of business, including those pertaining to product liability, labor and health related matters, successor liability, environmental matters and possible tax assessments.  While the amounts claimed could be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist.  Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies.  However, based on facts currently available, management believes that the disposition of matters that are currently pending or asserted other than the matters below, which are addressed individually, will not have a material adverse effect on the Company's financial position, liquidity or results of operations.  Costs associated with the litigation and settlements of legal matters are reported within General and Administrative Expenses in the Consolidated Statements of Operations.

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

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net loss per share is determined using net loss applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss applicable to common stockholders	$(1,938)	$(67,500)	$(172,073)	$(113,719)

Basic and diluted weighted average common shares outstanding	59,825	30,331	43,734	30,196
Basic and diluted net loss per share	$(0.03)	$(2.23)	$(3.93)	$(3.77)

Due to the losses reported in 2010 and 2009, average diluted shares outstanding for the three and nine month periods ending September 30, 2010 and 2009 exclude the antidilutive effects of the following potential common shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock options and restricted stock	333	-	295	11
Redeemable warrants	8,028	20,333	17,234	6,852
Options to purchase common shares	1,543	2,143	1,622	2,164

10.	INCOME TAXES

The Company has experienced cumulative operating losses over the most recent three year period.  After considering these operating losses and other available evidence, both positive and negative, management determined that it was necessary to record a full valuation allowance against its net deferred tax assets created during the quarter and year to date periods ended September 30, 2010.  As a result, the effective income tax expense for the first nine months of 2010 was less than $0.1 million.

The following table provides reconciliation of differences from the U.S. federal statutory rate of 35% (in thousands):

	Nine Months Ended September 30,
	2010	2009
Pretax book loss	$(146,520)	$(112,664)

Federal tax benefit at 35% statutory rate	(51,282)	(39,432)
State and local income tax benefit	(7,229)	(5,621)
Provision for valuation allowance for net operating
losses - U.S. and states	9,308	22,873
Effect of non-deductible adjustment to fair value of warrant	48,635	21,593
Effect of non-deductible stock-based compensation	521	755
Other	146	(209)
Total income tax expense (benefit)	$99	$(41)

As of September 30, 2010, the Company had approximately $180 million of remaining U.S. federal income tax net operating loss carryforwards (“NOLs”), which will begin to expire in 2022 if unused and which may be subject to other limitations under Internal Revenue Service (the “IRS”) rules.  The Company has various multistate income tax NOL carryforwards, which have been recorded as a deferred income tax asset of approximately $17 million, before valuation allowance.  The Company also has U.S. federal income tax credit carryforwards which will expire beginning in 2013, if unused.

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

In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs and certain recognized built-in losses. The limitation imposed by Section 382 for any post-change year would be determined by multiplying the value of our stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate in effect at the time of the ownership change. Any unused annual limitation may be carried over to later years, and the limitation may under certain circumstances be increased by built-in gains that may be present in assets held by the Company at the time of the ownership change that are recognized in the five-year period after the ownership change.  It is expected that any loss of the Company’s NOLs would cause its effective tax rate to go up significantly when it returns to profitability.

On May 28, 2010 a change of ownership did occur resulting from the issuance of 11,750,000 shares of common stock, which invoked a limitation on the utilization of pre-ownership change NOLs under Section 382.  Pre-ownership change NOLs are approximately $178 million.  Management has estimated the annual NOL limitations under Section 382 through 2015 to be the following: $22 million for the period May 29, 2010 to December 31, 2010; $48 million for 2011; $42 million for 2012; $40 million for 2013; $39 million for 2014; and $26 million for 2015.  To the extent the limitation in any year is not reached, any remaining limitation can be carried forward indefinitely to future years. Post-ownership change NOLs at September 30, 2010 are approximately $2 million, which is currently not subject to utilization limits.

In 2009 the Company undertook a study to ensure that the change in ownership related to the issuance of the Warrant in August 2009 did not result in a Section 382 limitation and believes that such a limitation was not triggered.  However, there can be no assurance that such a change had not been triggered at that time due to lack of authoritative guidance.

11.	PRODUCT WARRANTIES

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2010	2009
Balance as of January 1	$14,782	$17,027
Provision for warranties issued in current year	1,297	861
Additional (recovery of) provision for pre-existing warranties	(354)	82
Payments	(1,385)	(1,979)
Balance as of September 30	$14,340	$15,991

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

Reportable segment information is as follows (in thousands):

		Retail and		Consolidated
	Manufacturing	Distribution	Eliminations	Totals
Three Months Ended September 30, 2010
Net sales
External customers	$143,813	$27,035	$-	$170,848
Intersegment sales	10,732	-	(10,732)	-
Total net sales	$154,545	$27,035	$(10,732)	$170,848

(Loss) Income from operations	$(4,588)	$391	$(9)	$(4,206)
Assets	$434,234	$97,277	$(229,921)	$301,590

Three Months Ended September 30, 2009
Net sales
External customers	$71,914	$16,410	$-	$88,324
Intersegment sales	3,457	-	(3,457)	-
Total net sales	$75,371	$16,410	$(3,457)	$88,324

(Loss) Income from operations	$(8,284)	$(1,961)	$38	$(10,207)
Assets	$370,935	$99,714	$(230,152)	$240,497

Nine Months Ended September 30, 2010
Net sales
External customers	$325,985	$72,837	$-	$398,822
Intersegment sales	24,082	-	(24,082)	-
Total net sales	$350,067	$72,837	$(24,082)	$398,822

Loss from operations	$(20,920)	$(131)	$(102)	$(21,153)
Assets	$434,234	$97,277	$(229,921)	$301,590

Nine Months Ended September 30, 2009
Net sales
External customers	$197,175	$55,292	$-	$252,467
Intersegment sales	9,721	-	(9,721)	-
Total net sales	$206,896	$55,292	$(9,721)	$252,467

(Loss) Income from operations	$(48,113)	$(6,250)	$173	$(54,190)
Assets	$370,935	$99,714	$(230,152)	$240,497

b.  Product Information

The Company offers products primarily in three general categories: new trailers, used trailers and parts, service and other.  The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	$	%	$	%	$	%	$	%
New trailers	148,753	87.1	72,802	82.4	330,317	82.8	201,777	79.9
Used trailers	5,235	3.1	4,097	4.6	18,034	4.5	15,530	6.2
Parts, service and other	16,860	9.8	11,425	13.0	50,471	12.8	35,160	13.9
Total net sales	170,848	100.0	88,324	100.0	398,822	100.0	252,467	100.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	96.2	100.4	97.3	108.3
Gross profit	3.8	(0.4)	2.7	(8.3)

General and administrative expenses	4.7	8.3	6.1	9.7
Selling expenses	1.6	2.9	1.9	3.5
Loss from operations	(2.5)	(11.6)	(5.3)	(21.5)

Decrease (Increase) in fair value of warrant	1.9	(61.1)	(30.5)	(21.4)
Interest expense	(0.5)	(1.3)	(0.8)	(1.4)
Other, net	-	(1.2)	(0.2)	(0.3)
Loss before income taxes	(1.1)	(75.2)	(36.8)	(44.6)

Income tax expense	-	-	-	-
Net loss	(1.1)%	(75.2)%	(36.8)%	(44.6)%

In the three and nine month periods ended September 30, 2010, we recorded net sales of $170.8 million and $398.8 million, respectively, compared to $88.3 million and $252.5 million in the prior year periods.  Net sales increased for the three and nine month periods ending September 30, 2010 as new trailer volumes increased 88.9% and 55.8%, respectively, compared to the prior year periods. Gross profit margin was 3.8% in the third quarter of 2010 compared to a negative 0.4% for the same period of 2009.  The 4.2 percentage point improvement in gross profit was driven by increased production levels resulting in lower overhead costs per unit as compared to the prior year period which was partially offset by lower pricing on higher volume orders and higher material costs as a percent of sales as compared to the 2009 period.  We are encouraged as the overall trailer market continued to strengthen during the third quarter of 2010 and our expectation is that overall production levels will continue at our current levels for the remainder of the year; however, the pricing environment remains competitive and will continue to have an impact on our margins as manufacturers compete for limited opportunities in order to fill capacity.  Selling, general and administrative expenses increased in the third quarter of 2010 compared to the 2009 period as a result of higher employee compensation expenses and increases in professional services due to timing on legal matters.  Included in other income and expense for the three and nine month periods ending September 30, 2010, is a $3.3 million non-cash benefit and $121.6 million non-cash charge, respectively, which relates to the fair value adjustment of our warrant issued to Trailer Investments as a part of the Securities Purchase Agreement entered into in July 2009.

Also, on May 28, 2010, we closed on a public offering of our common stock consisting of 11,750,000 shares sold by us and 16,137,500 shares sold by Trailer Investments as selling stockholder, each at a purchase price of $6.50 per share.  Net proceeds from the public offering were used to redeem all of our outstanding preferred stock and to repay a portion of our outstanding indebtedness under our revolving credit facility.  On September 17, 2010, Trailer Investments sold the Replacement Warrant to several underwriters, who exercised the Replacement Warrant in full and sold the 9,349,032 shares underlying the Replacement Warrant in an underwritten public offering at a price per share of $6.75.  The exercise of the warrant was made via the forfeiture of 13,549 shares of common stock.  We did not receive any proceeds from this offering.  As a result of this offering and the related cashless exercise, the warrant was fully exercised and is no longer outstanding and Trailer Investments no longer holds any rights in relation to us other than certain change of control rights described below under “Liquidity and Capital Resources.”

Our management team continues to be focused on sizing our operations to match the current demand environment, maintaining our cost savings initiatives, strengthening our capital structure, developing innovative products, positioning the Company to optimize profits as the industry continues to recover and selecting product introductions that meet the needs of our customers.

As a recognized industry leader, we continue to focus on product innovation, lean manufacturing, strategic sourcing and workforce rationalization in order to strengthen our industry position and improve operating results.

Three Months Ended September 30, 2010

Net Sales

Net sales in the third quarter of 2010 increased $82.5 million, or 93.4%, compared to the third quarter of 2009.  By business segment, net external sales and related units sold were as follows (dollars in millions):

	Three Months Ended Septemer 30,
	2010	2009	% Change
Sales by segment
Manufacturing	$143.8	$71.9	100.0
Retail and distribution	27.0	16.4	64.6
Total	$170.8	$88.3	93.4

	(units)
New trailer units
Manufacturing	6,300	3,500	80.0
Retail and distribution	500	100	400.0
Total	6,800	3,600	88.9

Used trailer units	700	800	(12.5)

Manufacturing segment sales were $143.8 million in the third quarter of 2010, an increase of $71.9 million, or 100.0%, compared to the third quarter of 2009 due primarily to increased volumes.  New trailer sales volumes increased 2,800 units, or 80.0%, compared to the prior year period as a result of overall strengthened market demand coupled with a 7.5% increase in average selling prices as compared to the previous year period due primarily to product mix. Further, net sales have increased $3.5 million due to increased demand in our portable storage containers and other DuraPlate® composite products.

Retail and distribution segment sales were $27.0 million in the third quarter of 2010, up $10.6 million, or 64.6%, compared to the prior year third quarter. New trailer sales increased $8.1 million, or 204.4%, due primarily to increased volumes as a result of improved market demand.  Used trailer sales were up $1.1 million, or 27.8%, primarily due to higher average selling prices resulting from selling higher priced late model trailers.  Parts and service sales were up $1.4 million, or 16.4%, as a result of increased market demand.

Cost of Sales

Cost of sales for the third quarter of 2010 was $164.4 million, an increase of $75.7 million, or 84.5%, compared to the third quarter of 2009.  As a percentage of net sales, cost of sales was 96.2% in the third quarter of 2010 compared to 100.4% in the third quarter of 2009.

Manufacturing segment cost of sales, as detailed in the following table, was $139.7 million for the third quarter of 2010, an increase of $67.4 million, or 93.2%, compared to the 2009 period.  As a percentage of net sales, cost of sales was 97.1% in the third quarter of 2010 compared to 100.6% in the 2009 period.

	Three Months Ended September 30,
Manufacturing Segment	2010		2009
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$109.2	75.9%	$52.7	73.3%
Other Manufacturing Costs	30.5	21.2%	19.6	27.3%
	$139.7	97.1%	$72.3	100.6%

Cost of sales is composed of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.  Material costs were 75.9% of net sales in the 2010 period compared to 73.3% in the 2009 period.  The 2.6% increase results from increases in raw material commodity and component costs, primarily steel, plastic and lumber, and lower pricing on our higher volume orders.  However, other manufacturing costs decreased from 27.3% of net sales in the third quarter of 2009 to 21.2% in the 2010 period.  The 6.1% decrease is primarily due to increased market demand resulted in allocating our fixed overhead costs over approximately 2,800 more new trailers sold in the current quarter as compared to the prior year period.

Retail and distribution segment cost of sales was $24.7 million in the third quarter of 2010, an increase of $8.3 million, or 50.7%, compared to the 2009 period.  As a percentage of net sales, cost of sales was 91.4% in the third quarter of 2010 compared to 100.0% in the 2009 period.  This improvement as a percentage of net sales was primarily the result of valuation reserves on both new and used trailers recognized in the prior year period not repeated in the current year period coupled with increased volumes across all product lines for the 2010 period.

Gross Profit

Gross profit was $6.5 million in the third quarter of 2010, an improvement of $6.8 million from the prior year period. Gross profit as a percent of sales was 3.8% for the quarter compared to a negative 0.4% for the same period in 2009.  Gross profit by segment was as follows (in millions):

	Three Months Ended September 30,
	2010	2009
Gross profit by segment
Manufacturing	$4.2	$(0.4)
Retail and distribution	2.3	-
Eliminations	-	0.1
Total gross profit	$6.5	$(0.3)

The manufacturing segment gross profit for the third quarter of 2010 was $4.2 million, an improvement of $4.6 million from the previous year period. This improvement in gross profit is primarily due to an increase in new trailer volumes for the quarter.

Retail and distribution segment gross profit in the third quarter of 2010 was $2.3 million, an increase of $2.3 million compared to the 2009 period.  Gross profit as a percentage of sales was 8.6% compared to 0.0% for the prior year period primarily due to increased new trailer and parts and service volumes.

General and Administrative Expenses

General and administrative expenses of $8.0 million for the third quarter of 2010 increased $0.7 million, or 9.5%, from the prior year period as a result of higher employee compensation related expenses and increases in professional services relating to the timing of legal defense costs.

Selling Expenses

Selling expenses were $2.7 million in the third quarter of 2010, an increase of $0.1 million, or 3.4%, compared to the prior year period.  This increase was the result of slightly higher employee compensation related expenses.

Other Income (Expense)

Decrease in fair value of warrant of $3.3 million represents the income recognized as a result of the decrease in the fair value of the Warrant issued to Trailer Investments prior to the exercise of 9,349,032 warrant shares on September 17, 2010 in connection with the public offering of shares by Trailer Investments on that date.

Income Taxes

We have experienced cumulative operating losses over the most recent three year period.  After considering these operating losses and other available evidence, both positive and negative, we have recorded a full valuation allowance against our net deferred tax assets created during the quarter ended September 30, 2010.  As a result, the income tax expense for the third quarter of 2010 was less than $0.1 million.

Nine Months Ended September 30, 2010

Net Sales

Net sales for the first nine months were $398.8 million, an increase of $146.3 million, or 57.9%, compared to the 2009 period.  By business segment, net external sales and related units sold were as follows (dollars in millions):

	Nine Months Ended September 30,
	2010	2009	% Change
Sales by segment
Manufacturing	$326.0	$197.2	65.3
Retail and distribution	72.8	55.3	31.6
Total	$398.8	$252.5	57.9

	(units)
New trailer units
Manufacturing	13,700	9,000	52.2
Retail and distribution	1,100	500	120.0
Total	14,800	9,500	55.8

Used trailer units	2,100	2,500	(16.0)

Manufacturing segment sales were $326.0 million for the first nine months of 2010, up $128.8 million, or 65.3%, compared to the first nine months of 2009.  The increase in sales is due primarily to a 52.2% increase in new trailer shipments with approximately 13,700 units shipped in the first nine months of 2010 compared to 9,000 units shipped in the prior year period as a result of the overall strengthening in market demand. This increase in unit volume is coupled with a 6.0% increase in average selling prices as compared to the previous year period due to customer and product mix.  Further, net sales have increased $11.9 million due to increased demand in our portable storage containers and other DuraPlate® composite products.

Retail and distribution segment sales were $72.8 million in the first nine months of 2010, up $17.5 million, or 31.6%, compared to the prior year period. New trailer sales increased $13.0 million, or 90.1%, due to a 120.0% increase in shipments.  Used trailer sales were up $2.5 million, or 16.1%, as increases in the average selling price per unit resulting from higher priced late model trailers more than offset the 400 unit decline in used trailer shipments. Parts and service sales were up $2.0 million, or 8.1%, due to increased market demand.

Cost of Sales

Cost of sales for the first nine months of 2010 was $388.0 million, an increase of $114.5 million, or 41.9%, compared to the 2009 period.  As a percentage of net sales, cost of sales was 97.3% for the first nine months of 2010 compared to 108.3% for the 2009 period.

Manufacturing segment cost of sales, as detailed in the following table, was $320.8 million for the first nine months of 2010, an increase of $102.2 million, or 46.8%, compared to the 2009 period.  As a percentage of net sales, cost of sales was 98.4% for the first nine months of 2010 compared to 110.9% in the 2009 period.

	Nine Months Ended September 30,
Manufacturing Segment	2010		2009
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$244.0	74.8%	$152.2	77.2%
Other Manufacturing Costs	76.8	23.6%	66.4	33.7%
	$320.8	98.4%	$218.6	110.9%

Cost of sales is composed of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.  Material costs were 74.8% of net sales in the 2010 period compared to 77.2% in the 2009 period.  The 2.4% decrease results from decreases in raw material commodity and component costs, primarily aluminum.  In addition, other manufacturing costs decreased from 33.7% of net sales in the first nine months of 2009 to 23.6% in the 2010 period.  The 10.1% decrease is primarily the result of a 4,700 unit increase in new trailer sales as compared to the prior year period which resulted in allocating our fixed overhead costs over more trailers.

Retail and distribution segment cost of sales was $67.2 million in the first nine months of 2010, an increase of $12.1 million, or 22.0%, compared to the 2009 period.  As a percentage of net sales, cost of sales was 92.2% in the first nine months of 2010 compared to 99.6% in the 2009 period.  The 7.4% improvement as a percentage of sales was primarily the result of increased volumes across all product lines coupled with valuation reserves recognized in the prior period not repeated in the current year period.

Gross Profit

Gross profit for the first nine months of 2010 was $10.8 million, an increase of $31.8 million compared to the first nine months of 2009.  Gross profit as a percent of sales was 2.7% compared to negative 8.3% for the same period in 2009.  Gross profit by segment was as follows (in millions):

	Nine Months Ended September 30,
	2010	2009
Gross profit by segment
Manufacturing	$5.2	$(21.4)
Retail and distribution	5.7	0.2
Eliminations	(0.1)	0.2
Total gross profit	$10.8	$(21.0)

The manufacturing segment gross profit was $5.2 million for the first nine months of 2010 compared to negative $21.4 million in the prior year period due to a 52.2% increase in new trailer volumes, lower raw material and component part costs and the favorable impact of higher sales volumes.

Retail and distribution segment gross profit was $5.7 million for the first nine months of 2010, an increase of $5.5 million compared to the 2009 period.  Gross profit as a percentage of sales was 7.8% compared to 0.4% for the prior year period. This increase is primarily due to increased new trailer and parts and service volumes.

General and Administrative Expenses

General and administrative expenses decreased $0.2 million, or 1.0%, to $24.2 million for the first nine months of 2010 compared to the 2009 period as a $1.4 million reduction in salaries and other employee related costs achieved through the implementation of various cost cutting initiatives made during 2009 to adjust our cost structure to match the current market demand was offset by expenses related to annual employee incentive plans not incurred in the previous year period and higher professional services primarily related to legal defense costs.

Selling Expenses

Selling expenses decreased $1.0 million, or 11.2%, to $7.7 million in the first nine months of 2010 compared to the prior year period.  This decrease was the result of our cost cutting initiatives to adjust our cost structure to match the current market demand, which resulted in a $1.0 million reduction in compensation and employee related costs in the current year.

Other Income (Expense)

Increase in fair value of warrant of $121.6 million represents the expense recognized as a result of the fair value adjustment for the warrant issued to Trailer Investments as a part of the Securities Purchase Agreement entered into in July 2009.  The increase results from the $74.6 million and $47.0 million increases in fair value of the warrant recorded prior to the exercise of 16,137,500 warrant shares on May 28, 2010 and 9,349,032 warrant shares on September 17, 2010, respectively.

Income Taxes

We have experienced cumulative operating losses over the most recent three year period.  After considering these operating losses and other available evidence, both positive and negative, we determined that it was necessary to record a full valuation allowance against our deferred tax assets created during the nine month period ending September 30, 2010.  As a result, the effective income tax expense for the first nine months of 2010 was less than $0.1 million.

Liquidity and Capital Resources

Capital Structure

In July 2009, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Trailer Investments pursuant to which Trailer Investments purchased 20,000 shares of Series E redeemable preferred stock (“Series E Preferred”), 5,000 shares of Series F redeemable preferred stock (“Series F Preferred”), and 10,000 shares of Series G redeemable preferred stock (“Series G Preferred”, and together with the Series E Preferred and the Series F Preferred, the “Series E-G Preferred Stock”) for an aggregate purchase price of $35.0 million.  Trailer Investments also received a warrant that was exercisable at $0.01 per share for 24,762,636 newly issued shares of our common stock (the “Warrant’) representing, on August 3, 2009, the date the Warrant was delivered, 44.21% of our issued and outstanding common stock after giving effect to the issuance of the shares underlying the Warrant, subject to upward adjustment to maintain that percentage if currently outstanding options were exercised.  The number of shares of common stock subject to the Warrant was also subject to upward adjustment to an amount equivalent to 49.99% of our issued and outstanding common stock outstanding immediately after the closing after giving effect to the issuance of the shares underlying the Warrant in specified circumstances where we would lose our ability to utilize our net operating loss carryforwards, including as a result of a stockholder acquiring greater than 5% of our outstanding common stock.

Trailer Investments’ ownership of the Series E-G Preferred Stock included significant rights pursuant to the applicable certificates of designation for the Series E-G Preferred Stock and pursuant to the Investor Rights Agreement dated August 3, 2009 between us and Trailer Investments (the “Investor Rights Agreement”).  As a result of the Redemption (as defined and further described below), except for the payment in connection with a change of control described below, the principal rights that previously existed but are no longer held by Trailer Investments are (i) the right to receive the preferred dividend, (ii) veto rights over certain significant aspects of our operations and business, including payments of dividends, issuance of securities, incurrence of indebtedness, liquidation and sale of assets, changes in the size of our board of directors, amendments to our organizational documents (including those of our subsidiaries), and other material actions, subject to certain thresholds and limitations, and  (iii) a right of first refusal to participate in any future private financings.

The Warrant contained several conditions, including, among other things, an upward adjustment of shares upon the occurrence of certain contingent events, and the holder had an option pursuant to the terms of the Investor Rights Agreement to settle the Warrant for cash in event of a specific default.  These provisions resulted in the classification of the Warrant as a liability that was adjusted to fair value at each balance sheet date.  The warrant liability was recorded initially at fair value with subsequent changes in fair value reflected in earnings.  Estimating fair value of the Warrant required the use of assumptions and inputs that were observable, either directly or indirectly, and were likely to change over the duration of the Warrant with related changes in internal and external market factors.  In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high historical volatility.  Because the Warrant was initially and subsequently carried at fair value, our Statements of Operations reflected the volatility in these estimate and assumption changes.

On May 28, 2010, we closed on a public offering of our common stock, par value $0.01 per share (the “Initial Offering”), which consisted of 11,750,000 shares of common stock sold by us and 16,137,500 shares of common stock sold by Trailer Investments as a selling stockholder, each at a purchase price of $6.50 per share.  The shares of common stock sold in the Initial Offering by Trailer Investments included 3,637,500 shares sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares to cover over-allotments.  All shares sold by Trailer Investments were issued upon the partial exercise of the Warrant it held and the Replacement Warrant, as defined below, was issued to Trailer Investments on May 28, 2010.  We did not receive any proceeds from the sale of the shares by Trailer Investments.  We generated gross proceeds from the Initial Offering of $76.4 million and used the net proceeds to redeem all of our outstanding preferred stock and to repay a portion of our outstanding indebtedness under our revolving credit facility.

From the net proceeds of the Initial Offering, we redeemed (the “Redemption”) all outstanding shares of our Series E-G Preferred Stock at a liquidation value of $1,000 per share, or $35.0 million, plus accrued and unpaid dividends and a premium adjustment of 20% as required under the Securities Purchase Agreement for any redemption made prior to August 2014.  The Series E Preferred, Series F Preferred and Series G Preferred paid an annual dividend rate of 15%, 16% and 18%, respectively, based on liquidation value.  Through the date of the Redemption, accrued and unpaid dividends totaled approximately $4.8 million.  The premium adjustment for early redemption of $8.0 million was applied to the sum of the liquidation value and accrued and unpaid dividends.  The total redemption price of the Series E-G Preferred Stock including all accrued and unpaid dividends was approximately $47.8 million. Certificates of elimination were filed on September 21, 2010 with the Secretary of State of the State of Delaware to eliminate from the Company’s Certificate of Incorporation all provisions that were set forth in the certificates of designation for the Series E-G Preferred Stock.

If a change of control, meaning if more than 50% of the voting power is transferred or acquired by any person other than Trailer Investments and its affiliates, occurs within 12 months of the date of the Redemption (by or before May 28, 2011), Trailer Investments will be entitled to receive an aggregate payment equal to $74.6 million, representing the difference between what it received in the Redemption and what it would have been entitled to receive on the date of the Redemption if a change of control had occurred on that date.

Also in connection with our Initial Offering of common stock, we amended the warrant originally issued to Trailer Investments on August 3, 2009 (the “Warrant,” and, as amended, the “Replacement Warrant”).  The Warrant was modified so that (i) the Warrant would no longer adjust or increase based upon any limitation on our ability to fully utilize our net operating loss (“NOL”) carryforwards and (ii) the Warrant was increased by a fixed number of 750,000 warrant shares in lieu of the market price anti-dilution adjustment that would have otherwise applied as a result of the Initial Offering.  The Initial Offering of common stock included 16,137,500 shares sold by Trailer Investments pursuant to a partial exercise of the Warrant.  The partial net exercise of the Warrant was made by Trailer Investments via the forfeiture of 22,812 shares of common stock under the Warrant.

In anticipation of an additional offering by Trailer Investments, the Replacement Warrant was amended on September 13, 2010 to modify its cashless exercise provision in order to facilitate determination of the number of shares required to be withheld to pay the exercise price of the Replacement Warrant when exercised in connection with the anticipated offering.

On September 17, 2010, Trailer Investments sold the Replacement Warrant to the several underwriters, who exercised the Replacement Warrant in full and sold the 9,349,032 shares underlying the Replacement Warrant in an underwritten public offering at a price per share of $6.75 (the “Second Offering”).  We did not offer or sell any shares in the Second Offering nor did we receive any proceeds from the Second Offering.  The exercise of the Replacement Warrant was made via the forfeiture of 13,549 shares of common stock.  As a result of this offering and the related cashless exercise, the Replacement Warrant was fully exercised and is no longer outstanding.  Pursuant to the terms of the Investors Rights Agreement, Trailer Investments had significant rights that no longer exist as a result of the consummation of the offering effective September 17, 2010.  These rights included the ability to designate five persons for election to the board of directors for so long as Trailer Investments and its affiliates beneficially own at least 10% of our outstanding common stock.   On September 21, 2010, we received resignation letters from each of the four board members designated by Trailer Investments.

As a result of the Initial Offering and our ability to use the net proceeds to redeem all of our outstanding preferred stock and repay a portion of our outstanding indebtedness under the revolving credit facility, we have been able to reduce our total debt and significantly improve our overall capital structure providing us the additional liquidity necessary to meet working capital requirements as the overall demand in our industry grows.  Our long-term objective is to generate operating cash flows sufficient to fund working capital requirements, to fund capital expenditures and to be positioned to take advantage of market opportunities.  For the remainder of 2010 we expect to fund operating results, working capital requirements and capital expenditures through cash flows from operations as well as available borrowings under our Revolving Facility.

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

In May 2010, we entered into the Consent and Amendment No. 1 to the Third Amended and Restated Loan and Security Agreement (the “Amended Facility”) with our lenders.  The Amended Facility amends and restates our previous revolving credit facility.  The Amended Facility was entered into to permit the early redemption of our Series E-G Preferred Stock and required us to pay down our revolving credit facility by at least $23.0 million.  The repayment did not reduce our revolving loan commitments.  Pursuant to the Amended Facility, if the availability under our revolving credit facility is less than $15.0 million at any time before the earlier of August 14, 2011 or the date that monthly financial statements are delivered for the month ending June 30, 2011, we would be required to maintain a varying minimum EBITDA and would be restricted in the amount of capital expenditures we can make during such period.  If our availability is less than $20.0 million thereafter, we would be required to maintain a fixed charge coverage ratio for the 12 month period ending on the last day of the calendar month that ended most recently prior to such time of not less than 1.1 to 1.0.  In addition, the Amended Facility modifies our borrowing base by eliminating a $12.5 million facility reserve while reducing the fixed assets sub-limit by $12.5 million.

The interest rate on borrowings under our revolving credit facility from the date of effectiveness through July 31, 2010 was LIBOR plus 4.25% or the prime rate of Bank of America, N.A. (the “Prime Rate”) plus 2.75%.  After July 31, 2010, the interest rate is based upon average unused availability and will range between LIBOR plus 3.75% to 4.25% or the Prime Rate plus 2.25% to 2.75%.  We are required to pay a monthly unused line fee equal to 0.375% times the average daily unused availability along with other customary fees and expenses of our agent and lenders.  All interest and fees are paid monthly.

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

As of September 30, 2010, we were in compliance with all covenants of the Amended Facility.

Cash Flow

Cash used in operating activities for the nine months ended September 30, 2010 was $35.2 million compared to $7.5 million used in operating activities in the same period of 2009.  The use of cash from operating activities for the current year period was the result of $9.7 million of net losses, adjusted for various non-cash activities, including depreciation, amortization, stock-based compensation and changes in the fair value of our warrant, coupled with an increase in our working capital.  Changes in working capital accounted for a use of cash totaling $25.5 million for the nine months ending September 30, 2010 as compared to a source of cash totaling $33.8 million for the prior year period.  The increased production levels in the current year period as compared to the previous year and the related increase in purchasing activities have resulted in higher working capital requirements.  Changes in key working capital accounts for the first nine months of 2010 compared to the prior year period are summarized below (in millions):

	2010	2009	Change
Accounts receivable	$(5.0)	$15.1	$(20.1)
Inventories	(77.6)	33.4	(111.0)
Accounts payable and accrued liabilities	53.7	(17.0)	70.7

For the first nine months of 2010, accounts receivable increased by $5.0 million as compared to a $15.1 million decrease in 2009.  Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, improved to approximately 13 days in 2010 compared to 26 days in 2009 due to timing of collections.  The increase in accounts receivable for 2010 was primarily the result of the timing of shipments as trailer demands increased throughout the current year period and a 58.0% increase in our consolidated net sales as compared to the prior year period.  Inventory increased $77.6 million during 2010 compared to a decrease of $33.4 million in 2009.  The increase in inventory for the 2010 period was due to higher new trailer inventories and raw materials resulting from increased order levels for 2010 as compared to 2009; however, inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was unchanged at approximately six times in 2010 and 2009.  Accounts payable and accrued liabilities increased $53.7 million in 2010 compared to a decrease of $17.0 million in 2009.  The increase in the current year period was also due primarily to higher production levels.  Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 43 days for the 2010 period compared to 35 days for the same period last year due to higher production levels in excess of shipments throughout the current quarter.

Investing activities provided $0.7 million during the first nine months of 2010 compared to $0.5 million used in the prior year period.  The uses of cash from investing activities for both 2010 and 2009 periods have been limited to capital spending for required replacement projects and other cost reduction initiatives.  The current year period includes the proceeds received from the sale of our Transcraft production facilities located in Anna, Illinois and Mt. Sterling, Kentucky.

Financing activities provided $46.9 million during the first nine months of 2010 primarily as a result of closing the Initial Offering of our common stock on May 28, 2010 as well as an increase in our borrowings against our revolving credit facility due to higher working capital requirements necessary to fund operational activities.  We generated proceeds, net of underwriting discounts and commissions, of $72.9 million from the Initial Offering and used it to redeem all of our outstanding preferred stock and repay a portion of our outstanding indebtedness on our revolving credit facility.

As of September 30, 2010, our liquidity position, defined as cash on hand and available borrowing capacity, net of availability reserves as established in our revolving credit facility, amounted to $56.1 million, an improvement of $35.1 million from December 31, 2009.  As a result of closing on the Initial Offering of our common stock on May 28, 2010 and concurrent with our redemption of all outstanding Series E-G Preferred Stock, as described in the Capital Structure section above, we believe our liquidity is adequate to meet our expected operating results, working capital needs and capital expenditures for the remainder of 2010 and 2011.

In light of current uncertain market and economic conditions, we continue to aggressively manage our cost structure, capital expenditures and cash position.  During 2008 and 2009, we implemented various cost reduction actions in the previous year that have provided reductions to our overhead and operating costs, including, reductions in hourly and salary headcount, compensation and benefits.  In addition, we have optimized our operations through plant, assembly line and warehouse consolidation projects.

Capital Expenditures

Capital spending amounted to approximately $1.2 million for the first nine months of 2010 and is anticipated to be less than approximately $2.0 million in the aggregate for 2010.  Based on our efforts to manage cash flows and enhance liquidity, capital spending for 2010 has been and is expected to be limited to the consolidation of our Transcraft production facilities, required replacement projects and cost reduction initiatives.

Off-Balance Sheet Transactions

As of September 30, 2010, we had approximately $1.4 million in operating lease commitments.  We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter ended September 30, 2010.

Contractual Obligations and Commercial Commitments

We have included a summary of our Contractual Obligations and Commercial Commitments in our annual report on Form 10-K for the year ended December 31, 2009 and with the exception of the early redemption of all our outstanding Series E-G Preferred Stock in connection with the closing of our Initial Offering, as discussed in Note 4 of the Condensed Consolidated Financial Statements, and the increase in our outstanding borrowings on our Amended Facility there have been no material changes to the summary provided in that report.

Backlog

Orders that have been confirmed by customers in writing and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms.  Our backlog of orders was approximately $334 million at September 30, 2010 compared to $137 million at December 31, 2009 and $96 million at September 30, 2009.  We expect to complete the majority of our existing backlog orders within the next 12 months.

OUTLOOK

While the demand environment for trailers is improving, as evidenced by our backlog, we remain cautious as to its sustainability.  According to the most recent A.C.T. Research Company, LLC (“ACT”) estimates, total trailer industry shipments for 2010 are expected to be up 46% from 2009 to approximately 115,000 units.  By product type, ACT is estimating that van trailer shipments will be up approximately 58% in 2010 compared to 2009.  ACT is forecasting that platform trailer shipments will increase approximately 3% and dump trailer shipments will increase approximately 25% in 2010.  For 2011, ACT estimates that shipments will grow approximately 49% to a total of 171,000 units.  Downside concerns for 2010 relate to continued issues with the global economy, unemployment, tight credit markets, as well as depressed housing and construction-related markets in the U.S.  Taking into consideration recent economic and industry forecasts, as well as discussions with customers and suppliers, management expects demand for new trailers to improve as we move through the remainder of 2010 and the economy continues to improve.  Even so, the trailer industry will continue to be challenged and, although our financial condition is expected to improve with increased volume, we may incur additional net losses in 2010, which would further reduce our stockholders’ equity.

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

While our expectations for industry volumes are generally in line with those of ACT, pricing will continue to be difficult for the remainder of 2010 due to overcapacity and fierce competitive activity.  In addition, raw material and component costs have risen and remain volatile as overall demand will drive an increase in prices as the economy improves.  As has been our policy, we will endeavor to pass along raw material and component price increases to our customers.  We have a focus on continuing to develop innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition in order to return to profitability.

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

Commodity Prices

We are exposed to fluctuations in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and polyethylene.  Given the historical volatility of certain commodity prices, this exposure can materially impact product costs.  Historically, we have managed aluminum price changes by entering into fixed price contracts with our suppliers.  As of September 30, 2010, we had $16.1 million in raw material purchase commitments through December 2011 for materials that will be used in the production process.  We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order.  To the extent that we are unable to offset the increased commodity costs in product prices, our results would be materially and adversely affected.

Interest Rates

As of September 30, 2010, we had $51.2 million of floating rate debt outstanding under our revolving facility.  A hypothetical 100 basis-point change in the floating interest rate from the current level would result in a corresponding $0.5 million change in interest expense over a one-year period.  This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 14a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2010.

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
4.01
Certificate of Elimination of Series E Redeemable Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2010 (File No. 1-10883))

4.02
Certificate of Elimination of Series F Redeemable Preferred Stock (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on September 23, 2010 (File No. 1-10883))

4.03
Certificate of Elimination of Series G Redeemable Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on September 23, 2010 (File No. 1-10883))

10.01
Amendment to Warrant to Purchase Shares of Common Stock issued on May 28, 2010 (Incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on September 17, 2010 (File No. 1-10883))

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

WABASH NATIONAL CORPORATION

Date: November 2, 2010	By:	/s/ Mark J. Weber
Mark J. Weber
Senior Vice President and Chief Financial Officer (Principal Financial Officer)