Form 10-Q
period 2011-03-31
WABASH NATIONAL CORP /DE
filed 2011-05-03
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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
Yes ☐ No ☒

The number of shares of common stock outstanding at April 28, 2011 was 68,496,328.

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$10,235	$21,200
Accounts receivable	55,188	37,853
Inventories	145,849	110,850
Prepaid expenses and other	4,100	2,155
Total current assets	$215,372	$172,058

PROPERTY, PLANT AND EQUIPMENT	96,687	98,834

INTANGIBLE ASSETS	22,098	22,863

OTHER ASSETS	8,484	9,079
	$342,641	$302,834

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of capital lease obligations	$4,014	$590
Accounts payable	109,710	71,145
Other accrued liabilities	43,758	38,896
Total current liabilities	$157,482	$110,631

LONG-TERM DEBT	47,500	55,000

CAPITAL LEASE OBLIGATIONS	563	3,964

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES	4,640	4,214

STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 68,064,803and 67,930,814 shares issued and outstanding, respectively	704	703
Additional paid-in capital	599,385	598,671
Accumulated deficit	(441,133)	(444,330)
Treasury stock at cost, 1,808,748 and 1,764,823 common shares, respectively	(26,500)	(26,019)
Total stockholders' equity	$132,456	$129,025
	$342,641	$302,834

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

NET SALES	$221,984	$78,274

COST OF SALES	205,483	79,250

Gross profit	$16,501	$(976)

GENERAL AND ADMINISTRATIVE EXPENSES	9,513	7,715

SELLING EXPENSES	2,979	2,541

Income (Loss) from operations	$4,009	$(11,232)

OTHER INCOME (EXPENSE):
Increase in fair value of warrant	-	(126,765)
Interest expense	(926)	(1,027)
Other, net	156	32

Income (Loss) before income taxes	$3,239	$(138,992)

INCOME TAX EXPENSE	42	87

Net income (loss)	$3,197	$(139,079)

PREFERRED STOCK DIVIDENDS	$-	$1,999

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$3,197	$(141,078)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.05	$(4.64)

NET COMPREHENSIVE INCOME (LOSS)	$3,197	$(139,079)

See Notes to Condensed Consolidated Financial Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities
Net income (loss)	$3,197	$(139,079)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	3,945	4,428
Increase in fair value of warrant	-	126,765
Stock-based compensation	848	829
Changes in operating assets and liabilities
Accounts receivable	(17,335)	(6,741)
Inventories	(34,999)	(22,235)
Prepaid expenses and other	(1,945)	(886)
Accounts payable and accrued liabilities	43,427	23,020
Other, net	(453)	106
Net cash used in operating activities	$(3,315)	$(13,793)

Cash flows from investing activities
Capital expenditures	(293)	(280)
Proceeds from the sale of property, plant and equipment	-	493
Net cash (used in) provided by investing activities	$(293)	$213

Cash flows from financing activities
Proceeds from exercise of stock options	285	16
Borrowings under revolving credit facilities	222,741	89,661
Payments under revolving credit facilities	(230,241)	(75,663)
Principal payments under capital lease obligations	(133)	(85)
Debt and preferred stock issuance costs paid	(9)	(79)
Net cash (used in) provided by financing activities	$(7,357)	$13,850

Net (decrease) increase in cash	$(10,965)	$270
Cash at beginning of period	21,200	1,108
Cash at end of period	$10,235	$1,378

See Notes to Condensed Consolidated Financial Statements

WABASH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF THE BUSINESS

The condensed consolidated financial statements of Wabash National Corporation (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations and cash flows. The Company has evaluated its March 31, 2011 consolidated financial statements for subsequent events through the date that the Company’s consolidated financial statements were filed with the SEC and determined no subsequent events have taken place that meet the definition of a subsequent event that requires further disclosure in this filing.  The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2010 Annual Report on Form 10-K.

2.	INVENTORIES

Inventories are stated at the lower of cost, primarily determined on the first-in, first-out (FIFO) method, or market.  The cost of manufactured inventory includes raw material, labor and overhead.  Inventories consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Raw materials and components	$51,131	$27,970
Work in progress	5,466	4,025
Finished goods	78,489	70,371
Aftermarket parts	5,099	4,486
Used trailers	5,664	3,998
	$145,849	$110,850

3.	FAIR VALUE MEASUREMENTS

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis (in thousands):

	March 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Incentive awards	$-	$1,399	$-	$1,399	$-	$1,058	$-	$1,058

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

The fair value of total borrowings is estimated based on current quoted market prices for similar issues or debt with the same maturities.  The interest rates on the Company’s bank borrowings under its revolving credit facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value.

4.	STOCK-BASED COMPENSATION

The Company recognizes all stock-based payments to its directors, officers and other eligible employees, including grants of stock options, restricted stock, stock appreciation rights and performance units based upon their fair value.  The Company uses a binomial option-pricing model, which incorporates various assumptions including expected volatility, expected term, dividend yield and risk-free interest rates, to value new stock option awards it grants.  The expected volatility is based upon the Company’s historical experience.  The expected term represents the period of time that options granted are expected to be outstanding.  The risk-free interest rate utilized for periods throughout the contractual life of the options are based upon U.S. Treasury security yields at the time of grant.

The Company’s policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method.  The amount of compensation costs related to stock options, nonvested restricted stock, stock appreciation rights and performance units not yet recognized was $8.5 million at March 31, 2011, for which the expense will be recognized through 2014.

5.	CONTINGENCIES

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of their respective business activities, and are periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations"). At March 31, 2011, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally. The Company discloses certain of its more significant legal proceedings and governmental examinations under "Legal Proceedings" in its Annual Report on Form 10-K for the year ended December 31, 2010.

The Company has recorded liabilities for certain of its outstanding legal proceedings and governmental examinations. A liability is accrued when it is both (a) probable that a loss with respect to the legal proceeding has occurred and (b) the amount of loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal proceedings and governmental examinations that could cause an increase or decrease in the amount of the liability that has been previously accrued.  These legal proceedings, as well as governmental examinations, involve various lines of business of the Company and a variety of claims (including, but not limited to, common law tort, contract, antitrust and consumer protection claims), some of which present novel factual allegations and/or unique legal theories. While some matters pending against the Company specify the damages claimed by the plaintiff, many seek a not-yet-quantified amount of damages or are at very early stages of the legal process. Even when the amount of damages claimed against the Company are stated, the claimed amount may be exaggerated and/or unsupported. As a result, it is not currently possible to estimate a range of possible loss beyond previously accrued liabilities relating to some matters including those described below. Such previously accrued liabilities may not represent the Company's maximum loss exposure.  The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from the currently accrued liabilities.

Based on its current knowledge, and taking into consideration its litigation-related liabilities, the Company believes it is not a party to, nor is any of its properties the subject of, any pending legal proceeding or governmental examination other than the matters below, which are addressed individually, that would have a material adverse effect on the Company's consolidated financial condition or liquidity. However, in light of the uncertainties involved in such matters, the ultimate outcome of a particular matter could be material to the Company's operating results for a particular period depending on, among other factors, the size of the loss or liability imposed and the level of the Company's income for that period.  Costs associated with the litigation and settlements of legal matters are reported within General and Administrative Expenses in the Consolidated Statements of Operations.

Brazil Joint Venture

In March 2001, Bernard Krone Indústria e Comércio de Máquinas Agrícolas Ltda. ("BK") filed suit against the Company in the Fourth Civil Court of Curitiba in the State of Paraná, Brazil.  Because of the bankruptcy of BK, this proceeding is now pending before the Second Civil Court of Bankruptcies and Creditors Reorganization of Curitiba, State of Paraná (No. 232/99).

The case grows out of a joint venture agreement between BK and the Company related to marketing of RoadRailer trailers in Brazil and other areas of South America.  When BK was placed into the Brazilian equivalent of bankruptcy late in 2000, the joint venture was dissolved.  BK subsequently filed its lawsuit against the Company alleging that it was forced to terminate business with other companies because of the exclusivity and non-compete clauses purportedly found in the joint venture agreement. BK asserts damages of approximately R$20.8 million (Brazilian Reais) which is approximately $12.6 million U.S. dollars using current exchange rates.  The amount of damages asserted in local currency has not changed since 2001.

The Company answered the complaint in May 2001, denying any wrongdoing.  The Company believes that the claims asserted by BK are without merit and intend to vigorously defend our position.  A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil.  A ruling on the evidence presented at the trial is not expected for several months.  The Company believes that the resolution of this lawsuit will not have a material adverse effect on our financial position, liquidity or future results of operations; however, at this stage of the proceeding no assurances can be given as to the ultimate outcome of the case.

Intellectual Property

In October 2006, the Company filed a patent infringement suit against Vanguard National Corporation (“Vanguard”) regarding the Company’s U.S. Patent Nos. 6,986,546 and 6,220,651 in the U.S. District Court for the Northern District of Indiana (Civil Action No. 4:06-cv-135).  The Company amended the Complaint in April 2007.  In May 2007, Vanguard filed its Answer to the Amended Complaint, along with Counterclaims seeking findings of non-infringement, invalidity, and unenforceability of the subject patents.  The Company filed a reply to Vanguard’s counterclaims in May 2007, denying any wrongdoing or merit to the allegations as set forth in the counterclaims.  The case has currently been stayed by agreement of the parties while the U.S. Patent and Trademark Office (“Patent Office”) undertakes a reexamination of U.S. Patent Nos. 6,986,546.  In June 2010, the Patent Office notified the Company that the reexamination is complete and the Patent Office has reissued U.S. Patent No. 6,986,546 without cancelling any claims of the patent.  The parties plan to petition the Court to lift the stay; however, it is unknown at this time when the petition to lift the stay may be granted.

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

Environmental Disputes

In September 2003, the Company was noticed as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (“EPA”) pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site (the “Superfund Site”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”).  PRPs include current and former owners and operators of facilities at which hazardous substances were allegedly disposed.  The EPA’s allegation that we were a PRP arises out of our acquisition of a former branch facility located approximately five miles from the original Superfund Site.  The Company acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002.  In June 2010, the Company was contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that the Company contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010.  The Company initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from us.  If the settlement is approved by all parties, it will prevent any third party from successfully bringing claims against the Company for environmental contamination relating to this former branch property.  The Company is awaiting approval from the ADEQ for the settlement we proposed in July 2010; it does not expect to receive a response from the ADEQ for, at least, several more months.  Based upon the Company’s limited period of ownership of the former branch property, and the fact that it no longer owns the former branch property, it does not anticipate that the ADEQ will reject the proposed settlement, but no assurance can be given at this time as to the ADEQ’s response to the settlement proposal.  The proposed settlement terms have been accrued and did not have a material adverse effect on the Company’s financial condition or results of operations, and it believes that any ongoing proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

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

6.	NET INCOME (LOSS) PER SHARE

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income (loss) per share is determined using net income (loss) applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Basic net income (loss) per share:
Net income (loss) applicable to common stockholders	$3,197	$(141,078)
Undistributed earnings allocated to participating securities	(19)	-
Net income (loss) applicable to common stockholders excluding amounts applicable to participating securities	$3,178	$(141,078)
Weighted average common shares outstanding	68,007	30,432
Basic net income (loss) per share	$0.05	$(4.64)

Diluted net income (loss) per share:
Net income (loss) applicable to common stockholders	$3,197	$(141,078)
Undistributed earnings allocated to participating securities	(19)	-
Net income (loss) applicable to common stockholders excluding amounts applicable to participating securities	$3,178	$(141,078)

Weighted average common shares outstanding	68,007	30,432
Dilutive stock options and restricted stock	502	-
Diluted weighted average common shares outstanding	68,509	30,432
Diluted net income (loss) per share	$0.05	$(4.64)

Average diluted shares outstanding for the three month periods ending March 31, 2011 and 2010 exclude the antidilutive effects of the following potential common shares (in thousands):

	Three Months Ended March 31,
	2011	2010
Stock options and restricted stock	-	151
Redeemable warrants	-	24,701
Options to purchase common shares	762	1,706

7.	INCOME TAXES

The Company has experienced cumulative operating losses over the most recent three year period.  After considering these operating losses and other available evidence, both positive and negative, management determined that it was necessary to record a full valuation allowance against its net deferred tax assets as of March 31, 2011.  As a result, the effective income tax expense for the first quarter of 2011 was less than $0.1 million.

8.	PRODUCT WARRANTIES

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2011	2010
Balance as of January 1	$11,936	$14,782
Provision for warranties issued in current year	683	224
Additional recovery of pre-existing warranties	-	(355)
Payments	(559)	(496)
Balance as of March 31	$12,060	$14,155

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

Reportable segment information is as follows (in thousands):

		Retail and		Consolidated
	Manufacturing	Distribution	Eliminations	Totals
Three Months Ended March 31, 2011
Net sales
External customers	$192,976	$29,008	$-	$221,984
Intersegment sales	14,991	-	(14,991)	-
Total net sales	$207,967	$29,008	$(14,991)	$221,984

Income (Loss) from operations	$3,793	$299	$(83)	$4,009
Assets	$467,456	$105,270	$(230,085)	$342,641

Three Months Ended March 31, 2010
Net sales
External customers	$57,334	$20,940	$-	$78,274
Intersegment sales	5,414	-	(5,414)	-
Total net sales	$62,748	$20,940	$(5,414)	$78,274

(Loss) Income from operations	$(10,615)	$(619)	$2	$(11,232)
Assets	$379,638	$99,226	$(229,817)	$249,047

b.  Product Information

The Company offers products primarily in three general categories: new trailers, used trailers and parts, service and other.  The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Three Months Ended March 31,
	2011		2010
	$	%	$	%
New trailers	194,163	87.5	59,677	76.2
Used trailers	4,959	2.2	4,690	6.0
Parts, service and other	22,862	10.3	13,907	17.8
Total net sales	221,984	100.0	78,274	100.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report.  Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed in “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2010 and elsewhere herein, including, but not limited to, Item 1A of Part II hereof.  Each forward-looking statement contained in this Quarterly Report reflects our management’s view only as of the date on which that forward-looking statement was made.  We are not obligated to update forward-looking statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended March 31,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	92.6	101.2
Gross profit	7.4	(1.2)

General and administrative expenses	4.3	9.9
Selling expenses	1.3	3.2
Income (Loss) from operations	1.8	(14.3)

Increase in fair value of warrant	-	(162.0)
Interest expense	(0.4)	(1.3)
Other, net	-	-
Income (Loss) before income taxes	1.4	(177.6)

Income tax expense	-	0.1
Net income (loss)	1.4%	(177.7	) %

For the three month period ended March 31, 2011, we recorded net sales of $222.0 million, compared to $78.3 million in the prior year period.  Net sales increased in the current year as new trailer volumes increased by approximately 6,300 trailers, or 242.3% compared to the same period in 2010.  Gross profit margin was 7.4% in the first quarter of 2011 compared to negative 1.2% in the prior year period.  The 8.6 percentage point improvement in gross profit was primarily driven by increased shipment and production levels resulting in lower overhead costs per unit as compared to the prior year period.  We are encouraged as the overall trailer market continued to strengthen during the first quarter of 2011 and our expectation is that overall shipment and production levels will continue to improve as the year progresses.  However, though demand levels have improved significantly and the pricing environment for new trailers has become more favorable, we continue to be challenged with rising raw material commodities and component costs, primarily with aluminum, steel, plastic and lumber.  Selling, general and administrative expenses increased in the first quarter of 2011 as compared to the same period in 2010 primarily as a result of higher employee compensation costs due primarily to a reinstatement of compensation levels that were reduced during 2009 and 2010 in order to adjust our cost structure to match the market demand at that time. A portion of the compensation reductions implemented in the previous years remain in effect and we continue to evaluate the full restoration of these costs. The impact, if fully restored, would increase our cost structure by less than $1.0 million per quarter.

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

Three Months Ended March 31, 2011

Net Sales

Net sales in the first quarter of 2011 increased $143.7 million, or 183.5%, compared to the first quarter of 2010.  By business segment, net external sales and related units sold were as follows (dollars in millions):

	Three Months Ended March 31,
	2011	2010	% Change
Sales by segment
Manufacturing	$193.0	$57.4	236.2
Retail and distribution	29.0	20.9	38.8
Total	$222.0	$78.3	183.5

	(units)
New trailer units
Manufacturing	8,300	2,300	260.9
Retail and distribution	600	300	100.0
Total	8,900	2,600	242.3

Used trailer units	700	700	-

Manufacturing segment sales were $193.0 million in the first quarter of 2011, an increase of $135.6 million, or 236.2%, compared to the first quarter of 2010 due primarily to increased new trailer volumes reflecting higher customer demand, higher selling prices by product line necessary to cover increases in raw material commodity and component costs as well as the continued success of the diversification of our product offering through DuraPlate® composite products.  New trailer sales volumes for this segment increased 6,000 units, or 260.9%, compared to the prior year period as a result of overall strengthened market demand across all product lines within the manufacturing segment.  Non-trailer related net sales have increased $6.8 million, or 136.8%, compared to the prior year period due primarily to the increased demand for our DuraPlate® composite products as we continue to diversify our product offerings.

Retail and distribution segment sales were $29.0 million in the first quarter of 2011, up $8.1 million, or 38.8%, compared to the prior year first quarter.  New trailer sales increased $5.9 million, or 75.9%, due primarily to increased volumes as a result of overall improved market demand.  Used trailer sales were up $0.3 million, or 5.7%, primarily due to higher average selling prices.  Parts and service sales were up $1.9 million, or 22.9%, as a result of increased market demand.

Cost of Sales

Cost of sales for the first quarter of 2011 was $205.5 million, an increase of $126.2 million, or 159.3%, compared to the first quarter of 2010.  As a percentage of net sales, cost of sales was 92.6% in the first quarter of 2011 compared to 101.2% in the first quarter of 2010.

Manufacturing segment cost of sales, as detailed in the following table, was $178.9 million for the first quarter of 2011, an increase of $119.3 million, or 200.2%, compared to the first quarter of 2010.  As a percentage of net sales, cost of sales was 92.7% in the first quarter of 2011 compared to 103.8% in the 2010 period.

	Three Months Ended March 31,
Manufacturing Segment	2011		2010
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$141.4	73.3%	$42.5	74.0%
Other Manufacturing Costs	37.5	19.4%	17.1	29.8%
	$178.9	92.7%	$59.6	103.8%

Cost of sales is composed of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.  Material costs were 73.3% of net sales in the 2011 period compared to 74.0% in the 2010 period.  The 0.7% decrease results from an improved product mix which reflects continued growth in our higher margin DuraPlate® composite products.  Other manufacturing costs decreased from 29.8% of net sales in the first quarter of 2010 to 19.4% in the 2011 period.  The 10.4% decrease is primarily due to strengthened market demand resulting in allocating our fixed overhead costs over approximately 6,000 more new trailers sold in the current quarter as compared to the prior year period.

Retail and distribution segment cost of sales was $26.5 million in the first quarter of 2011, an increase of $6.9 million, or 35.3%, compared to the 2010 period.  As a percentage of net sales, cost of sales was 91.5% in the first quarter of 2011 compared to 93.6% in the 2010 period.  This improvement as a percentage of net sales was primarily the result of increased new trailer and parts and service volumes for the 2011 period.

Gross Profit

Gross profit was $16.5 million in the first quarter of 2011, an improvement of $17.5 million from the prior year period.  Gross profit as a percent of sales was 7.4% for the quarter compared to negative 1.2% for the same period in 2010.  Gross profit by segment was as follows (in millions):

	Three Months Ended March 31,
	2011	2010
Gross profit by segment
Manufacturing	$14.1	$(2.3)
Retail and distribution	2.5	1.3
Eliminations	(0.1)	-
Total gross profit	$16.5	$(1.0)

The manufacturing segment gross profit for the first quarter of 2011 was $14.1 million, an improvement of $16.4 million from the previous year period.  Gross profit as a percentage of sales was 6.8% for the first quarter of 2011 as compared to negative 3.7% for the same period in 2010.  The increase in gross profit and gross profit margin was primarily driven by a 242.3% increase in new trailer volumes.

Retail and distribution segment gross profit in the first quarter of 2011 was $2.5 million, an increase of $1.2 million compared to the 2010 period.  Gross profit as a percentage of sales was 8.5% compared to 6.2% for the prior year period primarily due to increased new trailer and parts and service volumes.

General and Administrative Expenses

General and administrative expenses of $9.5 million for the first quarter of 2011 increased $1.8 million, or 23.3%, from the prior year period primarily as a result of a $1.5 million increase in employee compensation related costs due to a reinstatement of compensation levels that were reduced during 2009 and 2010 in order to adjust our cost structure to match market demand at that time.

Selling Expenses

Selling expenses were $3.0 million in the first quarter of 2011, an increase of $0.4 million, or 17.2%, compared to the prior year period.  This increase was the result of $0.3 million increase in salaries and other employee related costs due to a reinstatement of compensation levels that were reduced during 2009 and 2010 in order to adjust our cost structure to match market demand at that time.

Income Taxes

We have experienced cumulative operating losses over the most recent three year period.  After considering these operating losses and other available evidence, both positive and negative, we have recorded a full valuation allowance against our net deferred tax assets as of March 31, 2011.  As a result, the income tax expense for the first quarter of 2011 was less than $0.1 million.

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of debt and equity.  As of March 31, 2011, our debt to equity ratio was approximately 0.4:1.0.  Our long-term objective is to generate operating cash flows sufficient to fund normal working capital requirements, to fund capital expenditures and to be positioned to take advantage of market opportunities.  For 2011, we expect to fund operations, working capital requirements and capital expenditures through cash flows from operations as well as available borrowings.

Debt Agreements and Related Amendments

In July 2009, we entered into a Third Amended and Restated Loan and Security Agreement with our lenders, effective August 3, 2009, with a maturity date of August 3, 2012.  The revolving credit facility is guaranteed by certain subsidiaries of ours and secured by substantially all of our assets and has a capacity of $100 million, subject to a borrowing base and other discretionary reserves.  The revolving credit facility amended and restated our previous revolving credit facility, and our lenders waived certain events of default that had occurred under the previous revolving credit facility and waived the right to receive default interest during the time the events of default had continued.

In May 2010, we entered into Consent and Amendment No. 1 to the revolving credit facility.  The Consent and Amendment No. 1 was entered into to permit the early redemption of our Series E-G Preferred Stock and required us to pay down our revolving credit facility by at least $23.0 million.  The repayment did not reduce our revolving loan commitments.  As amended, if the availability under our revolving credit facility is less than $15.0 million at any time before the earlier of August 14, 2011 or the date that monthly financial statements are delivered for the month ending June 30, 2011, we would be required to maintain a varying minimum EBITDA and would be restricted in the amount of capital expenditures we could make during such period.  If our availability is less than $20.0 million thereafter, we would be required to maintain a fixed charge coverage ratio for the 12 month period ending on the last day of the calendar month that ended most recently prior to such time of not less than 1.1 to 1.0.  In addition, the Consent and Amendment No. 1  modified our borrowing base by eliminating a $12.5 million facility reserve while reducing the fixed assets sub-limit by $12.5 million.

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

During the first quarter of 2011, we initiated a process to analyze various refinancing alternatives for our current revolving credit facility, which resulted in our solicitation and the receipt of refinancing proposals from various asset-based lenders.  We are currently evaluating these proposals and expect to make a decision during the second quarter of 2011 as to which refinancing alternatives, if any, we will pursue.

As of March 31, 2011, we were in compliance with all covenants of our revolving credit facility.

Cash Flow

Cash used in operating activities for the first quarter of 2011 amounted to $3.3 million compared to $13.8 million used in the same period in 2010.  The use of cash from operating activities for the current year period was the result of an $11.3 million increase in our working capital offset by $8.0 million of net income, adjusted for various non-cash activities, including depreciation, amortization and stock-based compensation.  Increases in working capital for the current year period can be attributed to the increased production levels in comparison to the previous year and the related increases in purchasing activities resulting from higher raw material requirements.  Changes in key working capital accounts for the first quarter of 2011 compared to the same period in 2010 are summarized below (in millions):

Source (Use) of cash:	2011	2010	Change
Accounts receivable	$(17.3)	$(6.7)	$(10.6)
Inventories	(35.0)	(22.2)	(12.8)
Accounts payable and accrued liabilities	43.4	23.0	20.4

Accounts receivable increased by $17.3 million in the first three months of 2011 as compared to an increase of $6.7 million in the same period in 2010.  Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, improved to approximately 22 days in the first quarter of 2011 compared to 30 days during the same period in 2010 due to the timing of collections.  The increase in accounts receivable for the first quarter of 2011 was primarily the result of the timing of shipments as trailer demands increased throughout the first quarter and a 183.6% increase in our consolidated net sales as compared to the prior year period.  Inventory increased $35.0 million during the first three months of 2011 as compared to an increase of $22.2 million in the 2010 period.  The increase in inventory for 2011 was due to higher new trailer inventories and raw materials resulting from increased order levels during the first quarter of 2011.  Despite the increased inventory levels, our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, improved to approximately 7 times in 2011 compared to 5 times in 2010 due to our ability to effectively manage inventory levels as the overall demand for trailers increased.  Accounts payable and accrued liabilities increased $43.4 million in the first quarter of 2011 compared to an increase of $23.0 million for the same period in 2010.  The increase in the first quarter of 2011 was due primarily to higher production levels as compared to the previous year period.  Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was reduced to 48 days for the first quarter of 2011 compared to 59 days for the same period in 2010 due primarily to the timing of trailer shipments relative to our production levels.

Investing activities used $0.3 million during the first three months of 2011 compared to $0.2 million provided in the same period in 2010.  Cash used in investing activities in the first three months of 2011 was related to capital spending in order to support growth and improvement initiatives at our facilities.

Financing activities used $7.4 million during the first three months of 2011 driven by repayments under our revolving credit facility necessary to fund working capital requirements and increased production levels.

As of March 31, 2011, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $57.1 million, an improvement of $28.1 million compared to March 31, 2010 and as compared to $60.4 million at December 31, 2010.  Total debt and capital lease obligations amounted to $52.1 million as of March 31, 2011.  As we continue to see improvements to the overall trailer industry as well as our operating performance metrics, we believe our liquidity is adequate to fund operations, working capital needs and capital expenditures for 2011.

Capital Expenditures

Capital spending amounted to approximately $0.3 million for the first three months of 2011 and is anticipated to be in the range of $6 million to $8 million in the aggregate for 2011.  Capital spending for 2011 will be primarily utilized to support growth and improvement initiatives within our facilities, including an investment of approximately $2.5 million to be incurred over the next two years to enable us the capability to manufacture bulk liquid storage containers, or frac tanks, used by fluid management companies in the environmental services and oil and gas industries.

Off-Balance Sheet Transactions

As of March 31, 2011, we had approximately $1.7 million in operating lease commitments.  We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter ended March 31, 2011.

Contractual Obligations and Commercial Commitments

We have included a summary of our Contractual Obligations and Commercial Commitments in our annual report on Form 10-K for the year ended December 31, 2010 and, with the exception of the decrease in our outstanding borrowings on our revolving credit facility, the increase in our raw material purchase commitments (see “Commodity Prices” section below for further details), and an increase of $24.1 million in used trailer purchase commitments for 2011, there have been no material changes to the summary provided in that report.

Backlog

Orders that have been confirmed by customers in writing and can be produced during the next 18 months are included in our backlog.  Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms.  Our backlog of orders was approximately $731 million at March 31, 2011 compared to $480 million at December 31, 2010 and $295 million at March 31, 2010.  We expect to complete the majority of our existing backlog orders within the next 12 months.

OUTLOOK

The demand environment for trailers is improving, as evidenced by the increases in our new trailer shipments and backlog as well as trailer industry forecasts for the upcoming years.  According to the most recent A.C.T. Research Company, LLC (“ACT”) estimates, total trailer industry shipments for 2011 are expected to be up 61% from 2010 to approximately 200,000 units.  By product type, ACT is estimating that van trailer shipments will be up approximately 70% in 2011 compared to 2010.  ACT is forecasting that platform trailer shipments will increase approximately 57% and dump trailer shipments will increase approximately 50% in 2011.  For 2012, ACT estimates that shipments will grow approximately 25% to a total of 250,000 units.  Downside concerns for 2011 relate to continued issues with the global economy, unemployment, tight credit markets, as well as depressed housing and construction-related markets in the U.S.  Taking into consideration recent economic and industry forecasts, as well as discussions with customers and suppliers, management expects demand for new trailers to improve as we move through 2011 and the economy continues to improve.

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

While our expectations for industry volumes are generally in line with those of ACT, pricing will be difficult for the remainder of 2011 as raw material and component costs have risen and remain volatile.  As has been our policy, we will endeavor to pass along raw material and component price increases to our customers.  Our standard sales terms and conditions allow for price adjustments associated with raw material increases; however, in some cases, we have provided fixed price trailer contracts to key customers for periods of up to 12 months.  We have a focus on continuing to develop innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

Based on industry forecasts, conversations with our customers regarding their current requirements and our existing backlog of orders, we estimate that for the full year 2011 total new trailers sold will be between 45,000 and 47,000, an increase from 2010 of approximately 81% to 89%.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have included a summary of our Critical Accounting Policies and Estimates in our annual report on Form 10-K for the year ended December 31, 2010.  There have been no material changes to the summary provided in that report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices and interest rates.  The following discussion provides additional detail regarding our exposure to these risks.

Commodity Prices

We are exposed to fluctuations in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and polyethylene.  Given the historical volatility of certain commodity prices, this exposure can materially impact product costs.  Historically, we have managed aluminum price changes by entering into fixed price contracts with our suppliers.  As of March 31, 2011, we had $43.7 million in raw material purchase commitments through December 2011 for materials that will be used in the production process.  With the exception of certain long-term agreements with our core customers, we typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order.  To the extent that we are unable to offset the increased commodity costs in product prices, our results would be materially and adversely affected.

Interest Rates

As of March 31, 2011, we had $47.5 million of floating rate debt outstanding under our revolving facility.  A hypothetical 100 basis-point change in the floating interest rate from the current level would result in a corresponding $0.5 million change in interest expense over a one-year period.  This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 14a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2011.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal year 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K, for the year ended December 31, 2010, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities.  Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 6.	EXHIBITS

(a)	Exhibits:
3.1	Amended and Restated Certificate of Incorporation, as amended
31.01	Certification of Principal Executive Officer
31.02	Certification of Principal Financial Officer
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: May 3, 2011	By:	/s/ Mark J. Weber
Mark J. Weber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)