Form 10-Q
period 2011-06-30
WABASH NATIONAL CORP /DE
filed 2011-08-03
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
OR
TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
☐	THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ____________

Commission File Number:  1-10883

WABASH NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation) 1000 Sagamore Parkway South, Lafayette, Indiana (Address of Principal Executive Offices)	52-1375208 (IRS Employer Identification Number) 47905 (Zip Code)

Registrant’s telephone number, including area code:  (765) 771-5300

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
Yes ☐ No ☒

The number of shares of common stock outstanding at July 28, 2011 was 68,519,363.

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,498	$21,200
Accounts receivable	70,024	37,853
Inventories	195,443	110,850
Prepaid expenses and other	2,298	2,155
Total current assets	$281,263	$172,058

PROPERTY, PLANT AND EQUIPMENT	95,403	98,834

INTANGIBLE ASSETS	21,336	22,863

OTHER ASSETS	8,702	9,079
	$406,704	$302,834

LIABIL ITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of capital lease obligations	$3,974	$590
Accounts payable	151,404	71,145
Other accrued liabilities	43,452	38,896
Total current liabilities	$198,830	$110,631

LONG-TERM DEBT	66,173	55,000

CAPITAL LEASE OBLIGATIONS	610	3,964

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES	4,729	4,214

STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 68,112,078 and 67,930,814 shares issued and outstanding, respectively	704	703
Additional paid-in capital	600,013	598,671
Accumulated deficit	(437,831)	(444,330)
Treasury stock at cost, 1,811,414 and 1,764,823 common shares, respectively	(26,524)	(26,019)
Total stockholders' equity	$136,362	$129,025
	$406,704	$302,834

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

NET SALES	$287,095	$149,699	$509,079	$227,974

COST OF SALES	270,855	144,398	476,338	223,649

Gross profit	$16,240	$5,301	$32,741	$4,325

GENERAL AND ADMINISTRATIVE EXPENSES	7,957	8,515	17,470	16,230

SELLING EXPENSES	3,166	2,501	6,145	5,042

Income (Loss) from operations	$5,117	$(5,715)	$9,126	$(16,947)

OTHER INCOME (EXPENSE):
Decrease (Increase) in fair value of warrant	-	1,913	-	(124,852)
Interest expense	(1,147)	(998)	(2,073)	(2,025)
Loss on debt extinguishment	(668)	-	(668)	-
Other, net	11	(802)	167	(770)

Income (Loss) before income taxes	$3,313	$(5,602)	$6,552	$(144,594)

INCOME TAX EXPENSE	11	-	53	87

Net income (loss)	$3,302	$(5,602)	$6,499	$(144,681)

PREFERRED STOCK DIVIDENDS AND EARLY EXTINGUISHMENT	$-	$23,455	$-	$25,454

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$3,302	$(29,057)	$6,499	$(170,135)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.05	$(0.72)	$0.09	$(4.78)

NET COMPREHENSIVE INCOME (LOSS)	$3,302	$(5,602)	$6,499	$(144,681)

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities
Net income (loss)	$6,499	$(144,681)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	7,869	8,723
Loss on debt extinguishment	668	-
Increase in fair value of warrant	-	124,852
Stock-based compensation	1,544	1,756
Changes in operating assets and liabilities
Accounts receivable	(32,171)	(21,180)
Inventories	(84,593)	(36,075)
Prepaid expenses and other	(143)	2,761
Accounts payable and accrued liabilities	84,493	44,795
Other, net	27	1,288
Net cash used in operating activities	$(15,807)	$(17,761)

Cash flows from investing activities
Capital expenditures	(1,451)	(755)
Proceeds from the sale of property, plant and equipment	-	526
Net cash used in investing activities	$(1,451)	$(229)

Cash flows from financing activities
Proceeds from issuance of common stock, net of expenses	-	72,588
Proceeds from exercise of stock options	434	305
Borrowings under revolving credit facilities	530,632	242,977
Payments under revolving credit facilities	(519,459)	(243,823)
Principal payments under capital lease obligations	(265)	(169)
Stock repurchase	(505)	(314)
Payments under redemption of preferred stock	-	(47,791)
Debt and preferred stock issuance costs paid	(1,281)	(120)
Net cash provided by financing activities	$9,556	$23,653

Net (decrease) increase in cash and cash equivalents	$(7,702)	$5,663
Cash and cash equivalents at beginning of period	21,200	1,108
Cash and cash equivalents at end of period	$13,498	$6,771

The accompanying notes are an integral part of these Condensed Consolidated Statements

WABASH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF THE BUSINESS

The condensed consolidated financial statements of Wabash National Corporation (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations and cash flows. The Company has evaluated its June 30, 2011 consolidated financial statements for subsequent events through the date that the Company’s consolidated financial statements were filed with the SEC and determined no subsequent events have taken place that meet the definition of a subsequent event that requires further disclosure in this filing.  The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2010 Annual Report on Form 10-K.  Certain reclassifications have been made to prior periods to conform to the current year presentation.  These reclassifications had no effect on net income for the period previously reported.

2.	INVENTORIES

Inventories are stated at the lower of cost, primarily determined on the first-in, first-out (FIFO) method, or market.  The cost of manufactured inventory includes raw material, labor and overhead.  Inventories consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Raw materials and components	$65,154	$27,970
Work in progress	16,005	4,025
Finished goods	100,615	70,371
Aftermarket parts	5,042	4,486
Used trailers	8,627	3,998
	$195,443	$110,850

3.	DEBT

In June 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC, as joint lead arranger, joint bookrunner and administrative agent (the “Agent”), and RBS Citizens Business Capital, a division of RBS Citizens, N.A., as joint lead arranger, joint bookrunner and syndication agent, as well as certain other lender participants.  The Credit Agreement is secured by a first priority security interest on substantially all of the Company’s assets.  The Credit Agreement has a scheduled maturity date of June 28, 2016.  The Credit Agreement replaces the Company’s previous $100 million revolving credit facility.  Accordingly, concurrent with the closing of the Credit Agreement, the Company’s previous revolving credit agreement was extinguished.  The Company did not incur any early termination penalties in connection with the termination of the previous facility.

Under the Credit Agreement, the Company has a $150 million revolving credit facility (the “Revolver”).  The Company has the option to increase the total commitment under the Revolver to $200 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently a party to the Credit Agreement, to provide such increased amounts.  Availability under the Revolver is based upon monthly (or more frequent under certain circumstances) borrowing base valuations of the Company’s inventory, accounts receivable, equipment and real property and reduced by certain reserves in effect from time to time.  A portion of the borrowings under the Revolver not in excess of $15 million is available for the issuance of letters of credit.  Another portion of the borrowings under the Revolver not in excess of $10 million may be utilized for swingline loans.  Outstanding borrowings under the Revolver bear interest at a rate, at the Company’s election, equal to (i) LIBOR plus a margin ranging from 2.00% to 2.50% or (ii) the Agent’s prime rate plus a margin ranging from 1.00% to 1.50%, in each case depending upon the average daily unused availability under the Revolver.  The Company is required to pay a monthly unused line fee equal to 0.375% times the average daily unused availability along with other customary fees and expenses of the Agent and the lenders.

The Credit Agreement contains customary covenants limiting the ability of the Company to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets.  In addition, the Company is required to maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 as of the end of any period of 12 fiscal months when availability under the Revolver is less than 12.5% of the total revolving commitment.

If availability under the Revolver is less than 15% of the total revolving commitment or if there exists an event of default, amounts in any of the Company’s deposit accounts (other than certain excluded accounts) will be transferred daily into a blocked account held by the Agent and applied to reduce the outstanding amounts under the Revolver.

If the covenants under the Credit Agreement are breached, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding and foreclose on the collateral.  Other customary events of default in the Credit Agreement include, without limitation, failure to pay obligations when due, initiation of insolvency proceedings, defaults on certain other indebtedness and the incurrence of certain judgments that are not stayed, satisfied, bonded or discharged within 30 days.

As of June 30, 2011, the Company was in compliance with all covenants of the Credit Agreement.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis (in thousands):

	June 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Incentive awards	$-	$1,543	$-	$1,543	$-	$1,058	$-	$1,058

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

The fair value of total borrowings is estimated based on current quoted market prices for similar issues or debt with the same maturities.  The interest rates on the Company’s bank borrowings under its revolving credit facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value as of June 30, 2011.

5.	STOCK-BASED COMPENSATION

The Company recognizes all stock-based payments to its directors, officers and other eligible employees, including grants of stock options, restricted stock, stock appreciation rights and performance units based upon their fair value.  The Company uses a binomial option-pricing model, which incorporates various assumptions, including expected volatility, expected term, dividend yield and risk-free interest rates, to value new stock option awards it grants.  The expected volatility is based upon the Company’s historical experience.  The expected term represents the period of time that options granted are expected to be outstanding.  The risk-free interest rate utilized for periods throughout the contractual life of the options are based upon U.S. Treasury security yields at the time of grant.

The Company’s policy is to recognize expense for all stock-based awards using the straight-line attribution method.  The amount of compensation costs related to stock options, nonvested restricted stock, stock appreciation rights and performance units not yet recognized was $7.0 million at June 30, 2011, for which the expense will be recognized through 2014.

6.	CONTINGENCIES

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, and is periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations").  As of June 30, 2011, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

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

The case grows out of a joint venture agreement between BK and the Company related to marketing of RoadRailer trailers in Brazil and other areas of South America.  When BK was placed into the Brazilian equivalent of bankruptcy late in 2000, the joint venture was dissolved.  BK subsequently filed its lawsuit against the Company alleging that it was forced to terminate business with other companies because of the exclusivity and non-compete clauses purportedly found in the joint venture agreement.  BK asserts damages, exclusive of any potentially court-imposed interest or inflation adjustments, of approximately R$20.8 million (Brazilian Reais) which is approximately $13.3 million U.S. dollars using current exchange rates.  The amount of damages asserted in local currency by BK has not changed since 2001.

           The Company answered the complaint in May 2001, denying any wrongdoing.  The Company believes that the claims asserted by BK are without merit and the Company intends to vigorously defend its position.  A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil.  Neither the Company nor its Brazilian legal counsel has received any indication that a ruling will be forthcoming during the next several months.   The Company believes that the resolution of this lawsuit will not have a material adverse effect on our financial position, liquidity or future results of operations; however, at this stage of the proceeding no assurances can be given as to the ultimate outcome of the case.

Intellectual Property

In October 2006, the Company filed a patent infringement suit against Vanguard National Corporation (“Vanguard”) regarding the Company’s U.S. Patent Nos. 6,986,546 and 6,220,651 in the U.S. District Court for the Northern District of Indiana (Civil Action No. 4:06-cv-135).  The Company amended the Complaint in April 2007.  In May 2007, Vanguard filed its Answer to the Amended Complaint, along with Counterclaims seeking findings of non-infringement, invalidity, and unenforceability of the subject patents.  The Company filed a reply to Vanguard’s counterclaims in May 2007, denying any wrongdoing or merit to the allegations as set forth in the counterclaims.  The case has currently been stayed by agreement of the parties while the U.S. Patent and Trademark Office (“Patent Office”) undertakes a reexamination of U.S. Patent Nos. 6,986,546.  In June 2010, the Patent Office notified the Company that the reexamination is complete and the Patent Office has reissued U.S. Patent No. 6,986,546 without cancelling any claims of the patent.  The parties plan to petition the Court to lift the stay; however, it is unknown at this time when the petition to lift the stay may be filed or granted.

The Company believes that its claims against Vanguard have merit and that the claims asserted by Vanguard are without merit.  The Company intends to vigorously defend its position and intellectual property.  The Company believes that the resolution of this lawsuit will not have a material adverse effect on its financial position, liquidity or future results of operations; however, at this stage of the proceeding, no assurance can be given as to the ultimate outcome of the case.

Environmental Disputes

In September 2003, the Company was noticed as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (“EPA”) pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site (the “Superfund Site”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”).  PRPs include current and former owners and operators of facilities at which hazardous substances were allegedly disposed.  The EPA’s allegation that the Company was a PRP arises out of the Company’s acquisition of a former branch facility located approximately five miles from the original Superfund Site.  The Company acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002.  In June 2010, the Company was contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that the Company contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010.  The Company initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from the Company.  If the settlement is approved by all parties, it will prevent any third party from successfully bringing claims against the Company for environmental contamination relating to this former branch property.  The Company has been awaiting approval from the ADEQ since the settlement was first proposed in July 2010.  Based on preliminary communications from the RID and ADEQ in early 2011, the Company does not expect to receive a response regarding the approval of the settlement from the ADEQ for, at least, several additional months.  Based upon the Company’s limited period of ownership of the former branch property, and the fact that it no longer owns the former branch property, it does not anticipate that the ADEQ will reject the proposed settlement, but no assurance can be given at this time as to the ADEQ’s response to the settlement proposal.  The proposed settlement terms have been accrued and did not have a material adverse effect on the Company’s financial condition or results of operations, and it believes that any ongoing proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

In January 2006, the Company received a letter from the North Carolina Department of Environment and Natural Resources indicating that a site that the Company formerly owned near Charlotte, North Carolina has been included on the state's October 2005 Inactive Hazardous Waste Sites Priority List.  The letter states that the Company was being notified in fulfillment of the state's “statutory duty” to notify those who own and those who at present are known to be responsible for each Site on the Priority List.  No action is being requested from the Company at this time, and the Company has received no further notices or communications regarding this matter from the state of North Carolina.  The Company does not expect that this designation will have a material adverse effect on its financial condition or results of operations.

7.	NET INCOME (LOSS) PER SHARE

Per share results have been computed based on the average number of common shares outstanding.  The computation of basic and diluted net income (loss) per share is determined using net income (loss) applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic net income (loss) per share:
Net income (loss) applicable to common stockholders	$3,302	$(29,057)	$6,499	$(170,135)
Undistributed earnings allocated to participating securities	(19)	-	(37)	-
Net income (loss) applicable to common stockholders excluding amounts applicable to participating securities	$3,283	$(29,057)	$6,462	$(170,135)
Weighted average common shares outstanding	68,087	40,623	68,048	35,556
Basic net income (loss) per share	$0.05	$(0.72)	$0.09	$(4.78)

Diluted net income (loss) per share:
Net income (loss) applicable to common stockholders	$3,302	$(29,057)	$6,499	$(170,135)
Undistributed earnings allocated to participating securities	(19)	-	(37)	-
Net income (loss) applicable to common stockholders excluding amounts applicable to participating securities	$3,283	$(29,057)	$6,462	$(170,135)

Weighted average common shares outstanding	68,087	40,623	68,048	35,556
Dilutive stock options and restricted stock	357	-	429	-
Diluted weighted average common shares outstanding	68,444	40,623	68,477	35,556
Diluted net income (loss) per share	$0.05	$(0.72)	$0.09	$(4.78)

Average diluted shares outstanding for the three and six month periods ending June 30, 2011 and 2010 exclude the antidilutive effects of the following potential common shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options and restricted stock	-	400	-	276
Redeemable warrants	-	19,155	-	21,913
Options to purchase common shares	1,234	1,617	999	1,662

Options to purchase common shares are considered potentially dilutive and excluded from computations of diluted net income (loss) per share as the exercise prices were greater than the average market price of the common shares.

8.	INCOME TAXES

The Company has experienced cumulative operating losses over the most recent three year period.  After considering these operating losses and other available evidence, both positive and negative, management determined that it was necessary to continue to record a full valuation allowance against its net deferred tax assets as of June 30, 2011.  As a result, income tax expense for the first six months of 2011 was less than $0.1 million.

9.	PRODUCT WARRANTIES

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2011	2010
Balance as of January 1	$11,936	$14,782
Provision for warranties issued in current year	1,545	702
Additional recovery of pre-existing warranties	-	(354)
Payments	(1,136)	(950)
Balance as of June 30	$12,345	$14,180

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

Reportable segment information is as follows (in thousands):

		Retail and		Consolidated
	Manufacturing	Distribution	Eliminations	Totals
Three Months Ended June 30, 2011
Net sales
External customers	$247,639	$39,456	$-	$287,095
Intersegment sales	16,444	-	(16,444)	-
Total net sales	$264,083	$39,456	$(16,444)	$287,095

Income from operations	$4,334	$586	$197	$5,117
Assets	$530,485	$106,108	$(229,889)	$406,704

Three Months Ended June 30, 2010
Net sales
External customers	$124,837	$24,862	$-	$149,699
Intersegment sales	7,936	-	(7,936)	-
Total net sales	$132,773	$24,862	$(7,936)	$149,699

(Loss) Income from operations	$(5,717)	$97	$(95)	$(5,715)
Assets	$407,726	$96,690	$(229,912)	$274,504

Six Months Ended June 30, 2011
Net sales
External customers	$440,615	$68,464	$-	$509,079
Intersegment sales	31,435	-	(31,435)	-
Total net sales	$472,050	$68,464	$(31,435)	$509,079

Income from operations	$8,127	$885	$114	$9,126
Assets	$530,485	$106,108	$(229,889)	$406,704

Six Months Ended June 30, 2010
Net sales
External customers	$182,172	$45,802	$-	$227,974
Intersegment sales	13,350	-	(13,350)	-
Total net sales	$195,522	$45,802	$(13,350)	$227,974

Loss from operations	$(16,332)	$(522)	$(93)	$(16,947)
Assets	$407,726	$96,690	$(229,912)	$274,504

b.  Product Information

The Company offers products primarily in three general categories: new trailers, used trailers and parts, service and other.  The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):
	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	$	%	$	%	$	%	$	%
New trailers	251,650	87.7	121,886	81.4	445,821	87.6	181,563	79.6
Used trailers	6,128	2.1	8,109	5.4	11,087	2.2	12,799	5.6
Parts, service and other	29,317	10.2	19,704	13.2	52,171	10.2	33,612	14.8
Total net sales	287,095	100.0	149,699	100.0	509,079	100.0	227,974	100.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report of Wabash National Corporation (the “Company”, “Wabash” or “we”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forward-looking statements” include, but are not limited to, statements regarding:

•	our business plan;

•	our expected revenues, income or loss and capital expenditures;

•	plans for future operations;

•	financing needs, plans and liquidity, including for working capital and capital expenditures;

•	our ability to achieve sustained profitability;

•	reliance on certain customers and corporate relationships;

•	our ability to diversify the product offerings of non-trailer businesses;

•	availability and pricing of raw materials;

•	availability of capital and financing;

•	dependence on industry trends;

•	the outcome of any pending litigation;

•	export sales and new markets;

•	engineering and manufacturing capabilities and capacity;

•	acceptance of new technology and products;

•	government regulation; and

•	assumptions relating to the foregoing.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales			Percentage of Net Sales
	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010
Net sales	100.0%	100.0%		100.0%	100.0%
Cost of sales	94.3	96.5		93.6	98.1
Gross profit	5.7	3.5		6.4	1.9

General and administrative expenses	2.8	5.7		3.4	7.1
Selling expenses	1.1	1.6		1.2	2.2
Income (Loss) from operations	1.8	(3.8)		1.8	(7.4)

Decrease (Increase) in fair value of warrant	-	1.3		-	(54.8)
Interest expense	(0.4)	(0.7)		(0.4)	(0.9)
Loss on debt extinguishment	(0.2)	-		(0.1)	-
Other, net	-	(0.5)		-	(0.4)
Income (Loss) before income taxes	1.2	(3.7)		1.3	(63.5)

Income tax expense	-	-		-	-
Net income (loss)	1.2%	(3.7	) %	1.3%	(63.5	) %

For the three and six month period ended June 30, 2011, we recorded net sales of $287.1 million and $509.1 million respectively, compared to $149.7 million and $228.0 million in the prior year periods.  Net sales increased for the three and six month periods ending June 30, 2011 as new trailer volumes increased by approximately 6,000 and 12,300 trailers, or 111.1% and 153.8%, respectively, compared to the prior year periods.  Gross profit margin was 5.7% in the second quarter of 2011 compared to 3.5% in the prior year period.  The 2.2 percentage point improvement in gross profit was primarily driven by increased shipment and production levels resulting in lower overhead costs per unit as compared to the prior year period, which was partially offset by higher material costs as a percentage of sales.  We continue to be encouraged with the strengthening of the overall trailer market throughout the first six months of 2011 and our expectation is that overall shipment and production levels will continue to improve throughout the remainder of the year.  Though demand levels have improved significantly and the pricing environment for new trailers has become more favorable, we continue to be challenged with rising raw material commodities and component costs, primarily with aluminum, steel, plastic and lumber.  Selling, general and administrative expenses remained flat in the second quarter of 2011 as compared to the same period in 2010 as higher employee compensation costs due to the reinstatement of compensation levels that were reduced during 2009 and 2010 in order to adjust our cost structure to match the market demand at that time were offset by lower spending on professional services.  As of July 2011, all compensation reductions implemented in the previous year have been restored and the impact of the complete restoration is expected to increase the cost structure going forward by less than $1.0 million per quarter.

Our management team continues to be focused on sizing our operations to match the current demand environment, maintaining our cost savings initiatives, strengthening our capital structure, developing innovative products, positioning the Company to optimize profits as the industry continues to recover, selecting product introductions that meet the needs of our customers and diversifying our product offering through growth in non-trailer products.

As a recognized industry leader, we continue to focus on product innovation, lean manufacturing, strategic sourcing and workforce optimization in order to strengthen our industry position and improve operating results.

Three Months Ended June 30, 2011

Net Sales

Net sales in the second quarter of 2011 increased $137.4 million, or 91.8%, compared to the second quarter of 2010.  By business segment, net sales and related units sold were as follows (dollars in millions):

	Three Months Ended June 30,
	2011	2010	% Change
Sales by segment
Manufacturing	$247.6	$124.8	98.4
Retail and distribution	39.5	24.9	58.6
Total	$287.1	$149.7	91.8

	(units)
New trailer units
Manufacturing	10,500	5,100	105.9
Retail and distribution	900	300	200.0
Total	11,400	5,400	111.1

Used trailer units	800	800	-

Manufacturing segment sales were $247.6 million in the second quarter of 2011, an increase of $122.8 million, or 98.4%, compared to the second quarter of 2010 due primarily to increased new trailer volumes reflecting higher customer demand as well as the continued growth of non-trailer DuraPlate® products.  New trailer sales volumes for the manufacturing segment increased 5,400 units, or 105.9%, compared to the prior year period as a result of overall strengthened market demand across most product lines.  Net sales related to our parts and service product line increased $5.8 million, or 66.3%, compared to the prior year period due primarily to the increased demand for our DuraPlate® composite products as we continue to diversify our product offerings. These increases in market demand for both new trailers and parts and service were partially offset by a 3.8% decrease in average selling prices in the second quarter of 2011 compared to the prior year period due to customer and product mix.

Retail and distribution segment sales were $39.5 million in the second quarter of 2011, up $14.6 million, or 58.6%, compared to the prior year second quarter.  New trailer sales increased $13.0 million, or 170.7%, due primarily to increased volumes as a result of overall improved market demand.  Used trailer sales were down $2.0 million, or 24.4%, due to product mix.  Parts and service sales were up $3.6 million, or 39.6%, as a result of increased market demand.

Cost of Sales

Cost of sales for the second quarter of 2011 was $270.9 million, an increase of $126.5 million, or 87.6%, compared to the second quarter of 2010.  As a percentage of net sales, cost of sales was 94.3% in the second quarter of 2011 compared to 96.5% in the second quarter of 2010.

Manufacturing segment cost of sales, as detailed in the following table, was $234.5 million for the second quarter of 2011, an increase of $113.1 million, or 93.2%, compared to the second quarter of 2010.  As a percentage of net sales, cost of sales was 94.7% in the second quarter of 2011 compared to 97.3% in the 2010 period.

	Three Months Ended June 30,
Manufacturing Segment	2011		2010
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$187.3	75.6%	$92.4	74.0%
Other Manufacturing Costs	47.2	19.1%	29.0	23.3%
	$234.5	94.7%	$121.4	97.3%

Cost of sales is composed of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.  Material costs increased due to higher net sales and were 75.6% of net sales in the 2011 period compared to 74.0% in the 2010 period.  The 1.6% increase is primarily the result of increased raw material commodity and component costs, primarily steel, plastic, tires and lumber, which we were unable to fully pass along to our customers.  Other manufacturing costs increased due to higher net sales and decreased as a percentage of net sales from 23.3% in the second quarter of 2010 to 19.1% in the 2011 period.  The 4.2% decrease is primarily due to strengthened market demand resulting in allocating our fixed overhead costs over approximately 5,400 more new trailers sold in the current quarter as compared to the prior year period.

Retail and distribution segment cost of sales was $36.5 million in the second quarter of 2011, an increase of $13.6 million, or 59.7%, compared to the 2010 period primarily due to higher net sales.  As a percentage of net sales, cost of sales was 92.5% in the second quarter of 2011 compared to 92.0% in the 2010 period.  This increase as a percentage of net sales was primarily the result of product mix.

Gross Profit

Gross profit was $16.2 million in the second quarter of 2011, an improvement of $10.9 million from the prior year period.  Gross profit as a percent of sales was 5.7% for the quarter compared to 3.5% for the same period in 2010.  Gross profit by segment was as follows (in millions):

	Three Months Ended June 30,
	2011	2010
Gross profit by segment
Manufacturing	$13.1	$3.4
Retail and distribution	3.0	2.0
Eliminations	0.1	(0.1)
Total gross profit	$16.2	$5.3

The manufacturing segment gross profit for the second quarter of 2011 was $13.1 million, an improvement of $9.7 million from the previous year period.  Gross profit as a percentage of sales was 5.0% for the second quarter of 2011 as compared to 2.6% for the same period in 2010.  The increase in gross profit and gross profit as a percentage of net sales was primarily driven by the 105.9% increase in new trailer volumes as well as a 66.3% increase in parts and services volume due to higher demand of our DuraPlate® composite products.

Retail and distribution segment gross profit in the second quarter of 2011 was $3.0 million, an increase of $1.0 million compared to the 2010 period due primarily to the 58.6% increase in net sales.  Gross profit as a percentage of sales decreased to 7.5% compared to 8.0% for the prior year period primarily due to product mix.

General and Administrative Expenses

General and administrative expenses of $8.0 million for the second quarter of 2011 decreased $0.6 million, or 6.6%, from the prior year period as a $0.4 million increase in employee compensation related costs due to the reinstatement of certain cost cutting initiatives that were implemented during 2009 and 2010 in order to adjust our cost structure to match market demand at that time was more than offset by reduced professional services.

Selling Expenses

Selling expenses were $3.2 million in the second quarter of 2011, an increase of $0.7 million, or 26.6%, compared to the prior year period.  This increase was primarily the result of a $0.5 million increase in salaries and other employee related costs due to a reinstatement of compensation levels that were reduced during 2009 and 2010 in order to adjust our cost structure to match market demand at that time.

Other Income (Expense)

Loss on debt extinguishment of $0.7 million represents a write-off of debt issuance costs recognized due to the extinguishment of the Company’s previous revolving credit facility during the second quarter of 2011.

Income Taxes

We have experienced cumulative operating losses over the most recent three year period.  After considering these operating losses and other available evidence, both positive and negative, we have recorded a full valuation allowance against our net deferred tax assets as of June 30, 2011.  As a result, the income tax expense for the second quarter of 2011 was less than $0.1 million.

Six Months Ended June 30, 2011

Net Sales

Net sales for the first six months were $509.1 million, an increase of $281.1 million, or 123.3%, compared to the 2010 period.  By business segment, net external sales and related units sold were as follows (dollars in millions):

	Six Months Ended June 30,
	2011	2010	% Change
Sales by segment
Manufacturing	$440.6	$182.2	141.8
Retail and distribution	68.5	45.8	49.6
Total	$509.1	$228.0	123.3

	(units)
New trailer units
Manufacturing	18,900	7,400	155.4
Retail and distribution	1,400	600	133.3
Total	20,300	8,000	153.8

Used trailer units	1,400	1,400	-

Manufacturing segment sales were $440.6 million for the first six months of 2011, up $258.4 million, or 141.8%, compared to the first six months of 2010.  The increase in sales is due primarily to a 155.4% increase in new trailer shipments with approximately 18,900 units shipped in the first six months of 2011 compared to 7,400 units shipped in the prior year period as the overall trailer industry continues to strengthen.  Further, parts and services sales increased $11.1 million, or 82.2%, due primarily to increased demand in our DuraPlate® composite products.  These increases in market demand for both new trailers and parts and service were partially offset by a 3.8% decrease in average selling prices in the first six months of 2011 compared to the prior year period due to customer and product mix.

Retail and distribution segment sales were $68.5 million in the first six months of 2011, up $22.7 million, or 49.6%, compared to the prior year period. New trailer sales increased $18.8 million, or 122.9%, due to a 133.3% increase in shipments.  Used trailer sales were down $1.7 million, or 13.4%, due to unfavorable product mix. Parts and service sales were up $5.6 million, or 31.5%, due to increased market demand.

Cost of Sales

Cost of sales for the first six months of 2011 was $476.3 million, an increase of $252.7 million, or 113.0%, compared to the 2010 period.  As a percentage of net sales, cost of sales was 93.6% for the first six months of 2011 compared to 98.1% for the 2010 period.

Manufacturing segment cost of sales, as detailed in the following table, was $413.4 million for the first six months of 2011, an increase of $232.3 million, or 128.3%, compared to the 2010 period.  As a percentage of net sales, cost of sales was 93.8% for the first six months of 2011 compared to 99.4% in the 2010 period.

	Six Months Ended June 30,
Manufacturing Segment	2011		2010
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$328.7	74.6%	$134.8	74.0%
Other Manufacturing Costs	84.7	19.2%	46.3	25.4%
	$413.4	93.8%	$181.1	99.4%

Cost of sales is composed of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.  Material costs increased due to higher net sales and were 74.6% of net sales in the 2011 period compared to 74.0% in the 2010 period.  The 0.6% increase is primarily the result of increased raw material commodity and component costs, primarily steel, aluminum, plastic and lumber, which we were unable to fully pass along to our customers.  However, other manufacturing costs increased due to higher net sales and decreased as a percentage of net sales from 25.4% in the first six months of 2010 to 19.2% in the 2011 period.  The 6.2% decrease is primarily the result of an 11,500 unit increase in new trailer sales as compared to the prior year period which resulted in allocating our fixed overhead costs over more trailers.

Retail and distribution segment cost of sales was $63.0 million in the first six months of 2011, an increase of $20.6 million, or 48.4%, compared to the 2010 period due primarily to higher net sales.  As a percentage of net sales, cost of sales was 92.1% in the first six months of 2011 compared to 92.7% in the 2010 period.  The 0.6% improvement as a percentage of sales was primarily the result of increased volumes for both new trailer and parts and service product lines.

Gross Profit

Gross profit for the first six months of 2011 was $32.7 million, an increase of $28.4 million compared to the first six months of 2010.  Gross profit as a percent of sales was 6.4% compared to 1.9% for the same period in 2010.  Gross profit by segment was as follows (in millions):

	Six Months Ended June 30,
	2011	2010
Gross profit by segment
Manufacturing	$27.2	$1.1
Retail and distribution	5.4	3.3
Eliminations	0.1	(0.1)
Total gross profit	$32.7	$4.3

The manufacturing segment gross profit was $27.2 million for the first six months of 2011 compared to $1.1 million in the prior year period. Gross profit as a percentage of sales was 5.8% compared to 0.6% for the prior year period. The increase in gross profit and gross profit as a percentage of net sales was primarily due to a 155.4% increase in new trailer volumes as the overall trailer industry has continued to strengthen and an 82.2% increase in parts and services volume due to higher demand of our DuraPlate® products.

Retail and distribution segment gross profit was $5.4 million for the first six months of 2011, an increase of $2.1 million compared to the 2010 period.  Gross profit as a percentage of sales was 7.9% compared to 7.3% for the prior year period. The increases in gross profit and gross profit as a percentage of net sales is primarily due to increased new trailer and parts and service volumes.

General and Administrative Expenses

General and administrative expenses increased $1.2 million, or 7.6%, to $17.5 million for the first six months of 2011 compared to the 2010 period primarily due to a $1.9 million increase in salaries and other employee related costs due to the reinstatement of compensation levels that were reduced during 2009 and 2010 to adjust our cost structure to match the current market demand. This increase was partially offset by lower professional services primarily related to legal defense costs in the current year period.

Selling Expenses

Selling expenses increased $1.1 million, or 21.9%, to $6.1 million in the first six months of 2011 compared to the prior year period primarily due to a $0.8 million increase in salaries and other employee related costs due to the reinstatement of the compensation levels that were reduced during 2009 and 2010 to adjust our cost structure to match the current market demand.

Other Income (Expense)

Loss on debt extinguishment of $0.7 million represents a write-off of debt issuance costs recognized due to the extinguishment of the Company’s previous revolving credit facility during the second quarter of 2011.

Income Taxes

We have experienced cumulative operating losses over the most recent three year period.  After considering these operating losses and other available evidence, both positive and negative, we determined that it was necessary to continue to record a full valuation allowance against our deferred tax assets created during the six month period ending June 30, 2011.  As a result, the effective income tax expense for the first six months of 2011 was less than $0.1 million.

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of debt and equity.  As of June 30, 2011, our debt to equity ratio was approximately 0.5:1.0.  Our long-term objective is to generate operating cash flows sufficient to fund normal working capital requirements, to fund capital expenditures and to be positioned to take advantage of market opportunities.  For 2011, we expect to fund operations, working capital requirements and capital expenditures through cash flows from operations as well as available borrowings.

Debt Agreements and Related Amendments

In June 2011, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC, as joint lead arranger, joint bookrunner and administrative agent (the “Agent”), and RBS Citizens Business Capital, a division of RBS Citizens, N.A., as joint lead arranger, joint bookrunner and syndication agent, as well as certain other lender participants.  The Credit Agreement is secured by a first priority security interest on substantially all of our assets.  The Credit Agreement has a scheduled maturity date of June 28, 2016.  The Credit Agreement replaces our previous $100 million revolving credit facility.  Accordingly, concurrent with the closing of the Credit Agreement, our previous revolving credit agreement was extinguished.  We did not incur any early termination penalties in connection with the termination of the previous facility.

Under the Credit Agreement, we have a $150 million revolving credit facility (the “Revolver”).  We have the option to increase the total commitment under the Revolver to $200 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently a party to the Credit Agreement, to provide such increased amounts.  Availability under the Revolver is based upon monthly (or more frequent under certain circumstances) borrowing base valuations of our inventory, accounts receivable, equipment and real property and is reduced by certain reserves in effect from time to time.  A portion of the borrowings under the Revolver not in excess of $15 million is available for the issuance of letters of credit.  Another portion of the borrowings under the Revolver not in excess of $10 million may be utilized for swingline loans.  Outstanding borrowings under the Revolver bear interest at a rate, at our election, equal to (i) LIBOR plus a margin ranging from 2.00% to 2.50% or (ii) the Agent’s prime rate plus a margin ranging from 1.00% to 1.50%, in each case depending upon the average daily unused availability under the Revolver.  We are required to pay a monthly unused line fee equal to 0.375% times the average daily unused availability along with other customary fees and expenses of the Agent and the lenders.

The Credit Agreement contains customary covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets.  In addition, we are required to maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 as of the end of any period of 12 fiscal months when availability under the Revolver is less than 12.5% of the total revolving commitment.

If availability under the Revolver is less than 15% of the total revolving commitment or if there exists an event of default, amounts in any of our deposit accounts (other than certain excluded accounts) will be transferred daily into a blocked account held by the Agent and applied to reduce the outstanding amounts under the Revolver.

If the covenants under the Credit Agreement are breached, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding and foreclose on the collateral.  Customary events of default in the Credit Agreement include, without limitation, failure to pay obligations when due, initiation of insolvency proceedings, defaults on certain other indebtedness and the incurrence of certain judgments that are not stayed, satisfied, bonded or discharged within 30 days.

As of June 30, 2011, we were in compliance with all covenants of the Credit Agreement.

Cash Flow

Cash used in operating activities for the first six months of 2011 totaled $15.8 million compared to $17.8 million used in the same period in 2010.  The use of cash from operating activities for the current year period was the result of a $32.4 million increase in our working capital offset by $16.6 million of net income, adjusted for various non-cash activities, including depreciation, amortization, stock-based compensation and a loss on debt extinguishment.  Increases in working capital for the current year period can be attributed to increased production levels in comparison to the previous year and the related increases in finished goods and purchasing activities resulting from higher raw material requirements.  Changes in key working capital accounts for the first six months of 2011 compared to the same period in 2010 are summarized below (in millions):

Source (Use) of cash:	2011	2010	Change
Accounts receivable	$(32.2)	$(21.2)	$(11.0)
Inventories	(84.6)	(36.1)	(48.5)
Accounts payable and accrued liabilities	84.5	44.8	39.7

Accounts receivable increased by $32.2 million in the first half of 2011 as compared to an increase of $21.2 million in the same period in 2010.  Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, improved to approximately 22 days in the first half of 2011 compared to 24 days during the same period in 2010 due to the timing of collections.  The increase in accounts receivable for 2011 was primarily the result of the timing of shipments as trailer demands increased throughout the year and a 123.3% increase in our consolidated net sales as compared to the prior year period.  Inventory increased by $84.6 million during the first six months of 2011 as compared to an increase of $36.1 million in the 2010 period.  The increase in inventory for 2011 was due to higher new trailer inventories and raw materials resulting from increased order levels in 2011 as compared to the previous year period.  Despite the increased inventory levels, our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, remained at 6 times for both 2011 and 2010 as we effectively manage our inventory levels during this period of increased demand.  Accounts payable and accrued liabilities increased by $84.5 million in 2011 compared to an increase of $44.8 million for the same period in 2010.  The increase in 2011 was due primarily to higher production levels as compared to the previous year period.  Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, increased to 50 days for the first half of 2011 compared to 44 days for the same period in 2010 due primarily to timing of trailer shipments relative to production levels.

Investing activities used $1.5 million during the first six months of 2011 compared to $0.2 million used in the same period in 2010.  Cash used in investing activities in the first six months of 2011 was related to capital spending in order to support growth and improvement initiatives at our facilities.

Financing activities added $9.6 million of cash during the first six months of 2011 driven by additional borrowings under our revolving credit facility necessary to fund working capital requirements and increased production levels.

As of June 30, 2011, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $91.7 million, an improvement of $24.0 million and $31.3 million compared to June 30, 2010 and December 31, 2010, respectively.  Total debt and capital lease obligations amounted to $70.8 million as of June 30, 2011.  As we continue to see improvements to the overall trailer industry as well as our operating performance metrics, we believe our liquidity is adequate to fund operations, working capital needs and capital expenditures for 2011.

Capital Expenditures

Capital spending amounted to approximately $1.5 million for the first six months of 2011 and is anticipated to be in the range of $6 million to $8 million in the aggregate for 2011.  Capital spending for 2011 will be primarily utilized to support growth and improvement initiatives within our facilities, including an investment of approximately $2.5 million to be incurred over the next two years to enable us the capability to manufacture bulk liquid storage containers, or frac tanks, used by fluid management companies in the environmental services and oil and gas industries.

Off-Balance Sheet Transactions

As of June 30, 2011, we had approximately $2.3 million in operating lease commitments.  We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter ended June 30, 2011.

Contractual Obligations and Commercial Commitments

We have included a summary of our Contractual Obligations and Commercial Commitments in our annual report on Form 10-K for the year ended December 31, 2010 and, with the exception of the increase in our outstanding borrowings on our revolving credit facility, the increase in our raw material purchase commitments (see “Commodity Prices” section below for further details) and an increase of $22.6 million in used trailer purchase commitments, there have been no material changes to the summary provided in that report.

Backlog

Orders that have been confirmed by customers in writing and can be produced during the next 18 months are included in our backlog.  Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms.  Our backlog of orders was approximately $736 million at June 30, 2011 compared to $480 million at December 31, 2010 and $377 million at June 30, 2010.  We expect to complete the majority of our existing backlog orders within the next 12 months.

OUTLOOK

The demand environment for trailers has continued to improve throughout 2011, as evidenced by the increases in our new trailer shipments and backlog as well as trailer industry forecasts for the upcoming years.  According to the most recent A.C.T. Research Company, LLC (“ACT”) estimates, total trailer industry shipments for 2011 are expected to be up 68% from 2010 to approximately 209,000 units.  By product type, ACT is estimating that van trailer shipments will be up approximately 73% in 2011 compared to 2010.  ACT is forecasting that platform trailer shipments will increase approximately 71% and dump trailer shipments will increase approximately 65% in 2011.  For 2012, ACT estimates that total trailer industry shipments will grow approximately 24% to a total of 259,000 units.  Downside concerns relate to continued issues with the global economy, unemployment, tight credit markets and depressed housing and construction-related markets in the U.S.  Taking into consideration recent economic and industry forecasts, as well as discussions with customers and suppliers, management expects demand for new trailers to improve as we move through 2011 and the economy continues to improve.

We believe we are well-positioned for long-term growth in the industry because: (1) our core customers are among the dominant participants in the trucking industry; (2) our DuraPlate® trailer continues to have increased market acceptance; (3) our focus is on developing solutions that reduce our customers’ trailer maintenance and operating costs; and (4) continued expansion of our presence with the mid-market carriers.

While our expectations for industry volumes are generally in line with those of ACT, gross margins will continue to be challenged for the remainder of 2011 as raw material and component costs have risen and remain volatile, and our ability to adjust prices on existing orders is limited for this year.  As has been our policy, we will endeavor to pass along raw material and component price increases to our customers.  Our standard sales terms and conditions allow for price adjustments associated with raw material increases; however, in some cases, we have provided fixed price trailer contracts to key customers for periods of up to 12 months.  We have a focus on continuing to develop innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

Based on industry forecasts, conversations with our customers regarding their current requirements and our existing backlog of orders, we estimate that for the full year 2011 total new trailers sold will be between 46,000 and 48,000, an increase from 2010 of approximately 85% to 93%.

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

Commodity Prices

We are exposed to fluctuations in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and polyethylene.  Given the historical volatility of certain commodity prices, this exposure can materially impact product costs.  Historically, we have managed aluminum price changes by entering into fixed price contracts with our suppliers.  As of June 30, 2011, we had $48.0 million in raw material purchase commitments through December 2012 for materials that will be used in the production process.  With the exception of certain long-term agreements with our core customers, we typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order.  To the extent that we are unable to offset the increased commodity costs in product prices, our results would be materially and adversely affected.

Interest Rates

As of June 30, 2011, we had $66.2 million of floating rate debt outstanding under our revolving facility.  A hypothetical 100 basis-point change in the floating interest rate from the current level would result in a corresponding $0.7 million change in interest expense over a one-year period.  This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2011.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal year 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
10.01
Credit Agreement, dated June 28, 2011, by and among Wabash National Corporation and certain of its subsidiaries identified on the signature page thereto, Wells Fargo Capital Finance, LLC, as joint led arranger, joint bookrunner and administrative agent, and RBS Citizens Business Capital, a division of RBS Citizens, N.A., as joint lead arranger, joint bookrunner and syndication agent and other lenders and agents named therein (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 28, 2011 (File No. 001-10883))*

31.01	Certification of Principal Executive Officer
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101	Interactive Data File Pursuant to Rule 405 of Regulation S-T

*
Certain portions of this exhibit have been omitted based upon a request for confidential treatment.  The omitted portions have been filed with the Commission pursuant to the Company’s application for confidential treatment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: August 3, 2011	By:	/s/ Mark J. Weber
Mark J. Weber
Senior Vice President and Chief Financial Officer (Principal Financial Officer)