Form 10-Q
period 2011-09-30
WABASH NATIONAL CORP /DE
filed 2011-11-01
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011 OR
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
Yes ☐ No ☒

The number of shares of common stock outstanding at October 26, 2011 was 68,527,663.

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,993	$21,200
Accounts receivable	45,892	37,853
Inventories	199,986	110,850
Prepaid expenses and other	662	2,155
Total current assets	$294,533	$172,058

PROPERTY, PLANT AND EQUIPMENT	95,114	98,834

INTANGIBLE ASSETS	20,577	22,863

OTHER ASSETS	8,281	9,079
	$418,505	$302,834

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of capital lease obligations	$4,058	$590
Accounts payable	119,988	71,145
Other accrued liabilities	41,326	38,896
Total current liabilities	$165,372	$110,631

LONG-TERM DEBT	110,000	55,000

CAPITAL LEASE OBLIGATIONS	826	3,964

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES	4,084	4,214

STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 68,122,292and 67,930,814 shares issued and outstanding, respectively	704	703
Additional paid-in capital	600,782	598,671
Accumulated deficit	(436,739)	(444,330)
Treasury stock at cost, 1,811,414 and 1,764,823 common shares, respectively	(26,524)	(26,019)
Total stockholders' equity	$138,223	$129,025
	$418,505	$302,834

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

NET SALES	$336,433	$170,848	$845,512	$398,822

COST OF SALES	323,113	164,381	799,451	388,030

Gross profit	$13,320	$6,467	$46,061	$10,792

GENERAL AND ADMINISTRATIVE EXPENSES	7,895	8,019	25,365	24,249

SELLING EXPENSES	3,155	2,654	9,300	7,696

Income (Loss) from operations	$2,270	$(4,206)	$11,396	$(21,153)

OTHER INCOME (EXPENSE):
Decrease (Increase) in fair value of warrant	-	3,265	-	(121,587)
Interest expense	(1,108)	(1,023)	(3,181)	(3,048)
Loss on debt extinguishment	-	-	(668)	-
Other, net	24	38	191	(732)

Income (Loss) before income taxes	$1,186	$(1,926)	$7,738	$(146,520)

INCOME TAX EXPENSE	94	12	147	99

Net income (loss)	$1,092	$(1,938)	$7,591	$(146,619)

PREFERRED STOCK DIVIDENDS AND EARLY EXTINGUISHMENT	$-	$-	$-	$25,454

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$1,092	$(1,938)	$7,591	$(172,073)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.02	$(0.03)	$0.11	$(3.93)

NET COMPREHENSIVE INCOME (LOSS)	$1,092	$(1,938)	$7,591	$(146,619)

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities
Net income (loss)	$7,591	$(146,619)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	11,754	12,862
Net (gain) loss on the sale of assets	(12)	4
Loss on debt extinguishment	668	-
Increase in fair value of warrant	-	121,587
Stock-based compensation	1,947	2,466
Changes in operating assets and liabilities
Accounts receivable	(8,039)	(5,026)
Inventories	(89,136)	(77,591)
Prepaid expenses and other	1,493	2,486
Accounts payable and accrued liabilities	51,273	53,710
Other, net	81	1,223
Net cash used in operating activities	$(22,380)	$(34,898)

Cash flows from investing activities
Capital expenditures	(3,406)	(1,154)
Proceeds from the sale of property, plant and equipment	17	1,806
Net cash (used in) provided by investing activities	$(3,389)	$652

Cash flows from financing activities
Proceeds from issuance of common stock, net of expenses	-	71,948
Proceeds from exercise of stock options	466	305
Borrowings under revolving credit facilities	731,546	456,864
Payments under revolving credit facilities	(676,546)	(434,100)
Principal payments under capital lease obligations	(476)	(253)
Stock repurchase	(505)	(320)
Payments under redemption of preferred stock	-	(47,791)
Debt and preferred stock issuance costs paid	(1,923)	(120)
Net cash provided by financing activities	$52,562	$46,533

Net increase in cash and cash equivalents	$26,793	$12,287
Cash and cash equivalents at beginning of period	21,200	1,108
Cash and cash equivalents at end of period	$47,993	$13,395

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF THE BUSINESS

The condensed consolidated financial statements of Wabash National Corporation (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations and cash flows.  The Company has evaluated its September 30, 2011 consolidated financial statements for subsequent events through the date that the Company’s consolidated financial statements were filed with the SEC and determined no subsequent events have taken place that meet the definition of a subsequent event that requires further disclosure in this filing.  The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2010 Annual Report on Form 10-K.  Certain reclassifications have been made to prior periods to conform to the current year presentation.  These reclassifications had no effect on net income for the period previously reported.

2.	INVENTORIES

Inventories are stated at the lower of cost, primarily determined on the first-in, first-out (FIFO) method, or market.  The cost of manufactured inventory includes raw material, labor and overhead.  Inventories consist of the following (in thousands):

	September 30,	December 31,
	2011	2010
Raw materials and components	$66,295	$27,970
Work in progress	12,180	4,025
Finished goods	105,659	70,371
Aftermarket parts	5,473	4,486
Used trailers	10,379	3,998
	$199,986	$110,850

3.	DEBT

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

In August 2011, the Company entered into the First Amendment to Credit Agreement (the “Amendment”) with its lenders under the Company’s Credit Agreement.  The Amendment was entered into to permit an increase to the total commitment of the revolving credit facility under the Credit Agreement (the “Revolver”) from $150 million to $175 million.  Under the Credit Agreement the Company had the option, subject to certain conditions, to request up to two increases to the $150 million Revolver in minimum increments of $25 million and not to exceed $50 million in the aggregate (any such increase, a “Revolver Increase”).  Pursuant to the Amendment, the Company requested a Revolver Increase of $25 million.  All lenders under the Credit Agreement agreed to participate in the Revolver Increase and the Revolver Increase was effective in August 2011.  The Company continues to have the option, subject to certain conditions, to request one additional Revolver Increase of $25 million.

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

As of September 30, 2011, the Company was in compliance with all covenants of the Credit Agreement.

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

The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method.  The amount of compensation costs related to stock options, nonvested restricted stock, stock appreciation rights and performance units not yet recognized was $6.0 million at September 30, 2011, for which the expense will be recognized through 2014.

5.	CONTINGENCIES

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, and is periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations").  As of September 30, 2011, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

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

The case grows out of a joint venture agreement between BK and the Company related to marketing of RoadRailer trailers in Brazil and other areas of South America.  When BK was placed into the Brazilian equivalent of bankruptcy late in 2000, the joint venture was dissolved.  BK subsequently filed its lawsuit against the Company alleging that it was forced to terminate business with other companies because of the exclusivity and non-compete clauses purportedly found in the joint venture agreement.  BK asserts damages, exclusive of any potentially court-imposed interest or inflation adjustments, of approximately R$20.8 million (Brazilian Reais) which is approximately $11.4 million U.S. dollars using current exchange rates.  The amount of damages asserted in local currency by BK has not changed since 2001.

The Company answered the complaint in May 2001, denying any wrongdoing.  The Company believes that the claims asserted by BK are without merit and the Company intends to vigorously defend its position.  A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil.  Neither the Company nor its Brazilian legal counsel has received any indication that a ruling will be forthcoming during the next several months, though a ruling could be issued at any time.   The Company believes that the resolution of this lawsuit will not have a material adverse effect on our financial position, liquidity or future results of operations; however, at this stage of the proceeding no assurances can be given as to the ultimate outcome of the case.

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

Environmental Disputes

In September 2003, the Company was noticed as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (“EPA”) pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site (the “Superfund Site”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”).  PRPs include current and former owners and operators of facilities at which hazardous substances were allegedly disposed.  The EPA’s allegation that the Company was a PRP arises out of the Company’s acquisition of a former branch facility located approximately five miles from the original Superfund Site.  The Company acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002.  In June 2010, the Company was contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that the Company contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010.  The Company initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from the Company.  If the settlement is approved by all parties, it will prevent any third party from successfully bringing claims against the Company for environmental contamination relating to this former branch property.  The Company has been awaiting approval from the ADEQ since the settlement was first proposed in July 2010.  Based on communications with the RID and ADEQ in July 2011, the Company does not expect to receive a response regarding the approval of the settlement from the ADEQ for, at least, several additional months.  Based upon the Company’s limited period of ownership of the former branch property, and the fact that it no longer owns the former branch property, it does not anticipate that the ADEQ will reject the proposed settlement, but no assurance can be given at this time as to the ADEQ’s response to the settlement proposal.  The proposed settlement terms have been accrued and did not have a material adverse effect on the Company’s financial condition or results of operations, and it believes that any ongoing proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

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

Per share results have been computed based on the average number of common shares outstanding.  The computation of basic and diluted net income (loss) per share is determined using net income (loss) applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic net income (loss) per share:
Net income (loss) applicable to common stockholders	$1,092	$(1,938)	$7,591	$(172,073)
Undistributed earnings allocated to participating securities	(7)	-	(44)	-
Net income (loss) applicable to common stockholders excluding amounts applicable to participating securities	$1,085	$(1,938)	$7,547	$(172,073)
Weighted average common shares outstanding	68,117	59,825	68,071	43,734
Basic net income (loss) per share	$0.02	$(0.03)	$0.11	$(3.93)

Diluted net income (loss) per share:
Net income (loss) applicable to common stockholders	$1,092	$(1,938)	$7,591	$(172,073)
Undistributed earnings allocated to participating securities	(7)	-	(44)	-
Net income (loss) applicable to common stockholders excluding amounts applicable to participating securities	$1,085	$(1,938)	$7,547	$(172,073)

Weighted average common shares outstanding	68,117	59,825	68,071	43,734
Dilutive stock options and restricted stock	341	-	399	-
Diluted weighted average common shares outstanding	68,458	59,825	68,470	43,734
Diluted net income (loss) per share	$0.02	$(0.03)	$0.11	$(3.93)

Average diluted shares outstanding for the three and nine month periods ending September 30, 2011 and 2010 exclude the antidilutive effects of the following potential common shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options and restricted stock	-	333	-	295
Redeemable warrants	-	8,028	-	17,234
Options to purchase common shares	1,747	1,543	1,251	1,622

Options to purchase common shares are considered potentially dilutive and excluded from computations of diluted net income (loss) per share as the exercise prices were greater than the average market price of the common shares.

7.	INCOME TAXES

The Company has experienced cumulative operating losses over the most recent three year period.  After considering these operating losses and other available evidence, both positive and negative, management determined that it was necessary to continue to record a full valuation allowance against its net deferred tax assets as of September 30, 2011.  As a result, income tax expense for the first nine months of 2011 was $0.1 million.

8.	PRODUCT WARRANTIES

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2011	2010
Balance as of January 1	$11,936	$14,782
Provision for warranties issued in current year	2,577	1,297
Additional recovery of pre-existing warranties	-	(354)
Payments	(1,653)	(1,385)
Balance as of September 30	$12,860	$14,340

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

Reportable segment information is as follows (in thousands):

		Retail and		Consolidated
	Manufacturing	Distribution	Eliminations	Totals
Three Months Ended September 30, 2011
Net sales
External customers	$302,761	$33,672	$-	$336,433
Intersegment sales	14,544	-	(14,544)	-
Total net sales	$317,305	$33,672	$(14,544)	$336,433

Income (Loss) from operations	$1,303	$979	$(12)	$2,270
Assets	$711,319	$140,845	$(433,659)	$418,505

Three Months Ended September 30, 2010
Net sales
External customers	$143,813	$27,035	$-	$170,848
Intersegment sales	10,732	-	(10,732)	-
Total net sales	$154,545	$27,035	$(10,732)	$170,848

(Loss) Income from operations	$(4,588)	$391	$(9)	$(4,206)
Assets	$434,234	$97,277	$(229,921)	$301,590

Nine Months Ended September 30, 2011
Net sales
External customers	$743,376	$102,136	$-	$845,512
Intersegment sales	45,979	-	(45,979)	-
Total net sales	$789,355	$102,136	$(45,979)	$845,512

Income from operations	$9,430	$1,864	$102	$11,396
Assets	$711,319	$140,845	$(433,659)	$418,505

Nine Months Ended September 30, 2010
Net sales
External customers	$325,985	$72,837	$-	$398,822
Intersegment sales	24,082	-	(24,082)	-
Total net sales	$350,067	$72,837	$(24,082)	$398,822

Loss from operations	$(20,920)	$(131)	$(102)	$(21,153)
Assets	$434,234	$97,277	$(229,921)	$301,590

b.  Product Information

The Company offers products primarily in three general categories: new trailers, used trailers and parts, service and other.  The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	$	%	$	%	$	%	$	%
New trailers	303,089	90.1	148,753	87.1	748,900	88.6	330,317	82.8
Used trailers	8,266	2.5	5,235	3.1	19,353	2.3	18,034	4.5
Parts, service and other	25,078	7.4	16,860	9.8	77,259	9.1	50,471	12.7
Total net sales	336,433	100.0	170,848	100.0	845,512	100.0	398,822	100.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report.  Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed in “Item 1A. Risk Factors” in our Form 10-K for the year ending December 31, 2010 and elsewhere herein, including, but not limited to, Item 1A of Part II hereof.  Each forward-looking statement contained in this Quarterly Report reflects our management’s view only as of the date on which that forward-looking statement was made.  We are not obligated to update forward-looking statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales			Percentage of Net Sales
	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010		2011	2010
Net sales	100.0%	100.0%		100.0%	100.0%
Cost of sales	96.0	96.2		94.6	97.3
Gross profit	4.0	3.8		5.4	2.7

General and administrative expenses	2.3	4.7		3.0	6.1
Selling expenses	1.0	1.6		1.1	1.9
Income (Loss) from operations	0.7	(2.5)		1.3	(5.3)

Decrease (Increase) in fair value of warrant	-	1.9		-	(30.5)
Interest expense	(0.3)	(0.5)		(0.4)	(0.8)
Loss on debt extinguishment	-	-		(0.1)	-
Other, net	-	-		0.1	(0.2)
Income (Loss) before income taxes	0.4	(1.1)		0.9	(36.8)

Income tax expense	0.1	-		-	-
Net income (loss)	0.3%	(1.1	) %	0.9%	(36.8	) %

For the three and nine month periods ended September 30, 2011, we recorded net sales of $336.4 million and $845.5 million respectively, compared to $170.8 million and $398.8 million in the prior year periods.  Net sales increased for the three and nine month periods ending September 30, 2011 as new trailer volumes increased by approximately 6,800 and 19,100 trailers, or 100.0% and 129.1%, respectively, compared to the prior year periods.  Gross profit margin was 4.0% in the third quarter of 2011 compared to 3.8% in the prior year period.  The 0.2 percentage point improvement was primarily due to favorable pricing and increased shipment and production levels resulting in lower overhead costs per unit as compared to the prior year period offset by higher material costs as a percentage of sales.  We continue to be encouraged with the strengthening of the overall trailer market throughout the first nine months of 2011 and our expectation is that overall shipment and production levels will continue to be strong throughout the remainder of the year.

Though demand levels have improved significantly as compared to the previous year periods and the pricing environment in the current year period for new trailer orders has become more favorable, our current results are being impacted by the shipment of trailer orders that were priced at fixed levels during an environment of soft demand and prior to increases in component and raw material commodities such as steel, aluminum, plastic and tires.  Selling, general and administrative expenses slightly increased in the third quarter of 2011 as compared to the same period in 2010 due to higher employee compensation costs.  These higher employee compensation costs were the result of the reinstatement of compensation levels that were reduced in 2009 and 2010 in response to the decreased market demand during that time.  All compensation reductions implemented in the previous years have now been fully restored.  The resulting increased employee compensation costs were only partially offset by lower professional services and decreases in expenses related to employee incentive plans.

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

Three Months Ended September 30, 2011

Net Sales

Net sales in the third quarter of 2011 increased $165.6 million, or 97.0%, compared to the third quarter of 2010.  By business segment, net sales and related units sold were as follows (dollars in millions):

	Three Months Ended September 30,
	2011	2010	% Change
Sales by segment
Manufacturing	$302.7	$143.8	110.5
Retail and distribution	33.7	27.0	24.8
Total	$336.4	$170.8	97.0

	(units)
New trailer units
Manufacturing	13,000	6,300	106.3
Retail and distribution	600	500	20.0
Total	13,600	6,800	100.0

Used trailer units	1,100	700	57.1

Manufacturing segment sales were $302.7 million in the third quarter of 2011, an increase of $158.9 million, or 110.5%, compared to the third quarter of 2010 due primarily to increased new trailer volumes reflecting higher customer demand as well as the continued growth of non-trailer DuraPlate® products.  New trailer sales volumes for the manufacturing segment increased 6,700 units, or 106.3%, compared to the prior year period as a result of overall strengthened market demand across most product lines.  Net sales related to our parts, service and other product line increased $6.6 million, or 91.8%, compared to the prior year period due primarily to the increased demand for our DuraPlate® composite products as we continue to diversify our product offerings.  Additionally, average selling prices increased by 2.3% in the third quarter of 2011 compared to the prior year period due to customer and product mix as well as recovery on raw material and component inflation.

Retail and distribution segment sales were $33.7 million in the third quarter of 2011, up $6.7 million, or 24.8%, compared to the prior year third quarter.  New trailer sales increased $2.0 million, or 16.2%, due primarily to increased volumes as a result of overall improved market demand.  Used trailer sales were up $3.0 million from the prior year period, or 57.9%, due to a 57.1% increase in volumes.  Parts, service and other sales were up $1.6 million, or 16.9%, as a result of increased market demand.

Cost of Sales

Cost of sales for the third quarter of 2011 was $323.1 million, an increase of $158.7 million, or 96.6%, compared to the third quarter of 2010.  As a percentage of net sales, cost of sales was 96.0% in the third quarter of 2011 compared to 96.2% in the third quarter of 2010.

Manufacturing segment cost of sales, as detailed in the following table, was $292.8 million for the third quarter of 2011, an increase of $153.1 million, or 109.6%, compared to the third quarter of 2010.  As a percentage of net sales, cost of sales was 96.7% in the third quarter of 2011 compared to 97.1% in the 2010 period.

	Three Months Ended September 30,
Manufacturing Segment	2011		2010
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$241.1	79.6%	$109.2	75.9%
Other Manufacturing Costs	51.7	17.1%	30.5	21.2%
	$292.8	96.7%	$139.7	97.1%

Cost of sales is composed of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.  Material costs increased due to higher net sales and were 79.6% of net sales in the 2011 period compared to 75.9% in the 2010 period.  The 3.7% increase is primarily the result of increased component costs as well as higher costs for raw material commodities such as tires, steel, aluminum and plastic, which we were unable to fully pass along to our customers.  Other manufacturing costs increased due to higher net sales, but decreased as a percentage of net sales from 21.2% in the third quarter of 2010 to 17.1% in the 2011 period.  The 4.1% decrease is primarily due to strengthened market demand resulting in allocating our fixed overhead costs over approximately 6,700 more new trailers sold in the current quarter as compared to the prior year period. However, the decreases in other manufacturing costs for the current period were offset by labor inefficiencies caused by the significant increase in headcount incurred in both 2011 and 2010 periods to meet the increased demand for trailers.

Retail and distribution segment cost of sales was $30.4 million in the third quarter of 2011, an increase of $5.6 million, or 22.8%, compared to the 2010 period primarily due to higher net sales.  As a percentage of net sales, cost of sales was 90.1% in the third quarter of 2011 compared to 91.4% in the 2010 period.  This decrease as a percentage of net sales was primarily the result of product mix.

Gross Profit

Gross profit was $13.3 million in the third quarter of 2011, an improvement of $6.8 million from the prior year period.  Gross profit as a percent of sales was 4.0% for the quarter compared to 3.8% for the same period in 2010.  Gross profit by segment was as follows (in millions):

	Three Months Ended September 30,
	2011	2010
Gross profit by segment
Manufacturing	$10.0	$4.2
Retail and distribution	3.3	2.3
Eliminations	-	-
Total gross profit	$13.3	$6.5

The manufacturing segment gross profit for the third quarter of 2011 was $10.0 million, an improvement of $5.8 million from the previous year period.  Gross profit as a percentage of sales was 3.2% for the third quarter of 2011 as compared to 2.7% for the same period in 2010.  The increase in gross profit and gross profit as a percentage of net sales was primarily driven by the 106.3% increase in new trailer volumes as well as a 91.8% increase in parts, service and other volume due to higher demand of our DuraPlate® composite products.

Retail and distribution segment gross profit in the third quarter of 2011 was $3.3 million, an increase of $1.0 million compared to the 2010 period due primarily to the 24.8% increase in net sales.  Gross profit as a percentage of sales increased to 9.9% compared to 8.6% for the prior year period primarily due to product mix.

General and Administrative Expenses

General and administrative expenses decreased $0.1 million, or 1.5%, to $7.9 million for the third quarter of 2011 compared to the 2010 period as a $0.2 million increase in employee compensation related costs due to the reinstatement of certain cost cutting initiatives that were implemented during 2009 and 2010 in order to adjust our cost structure to match market demand at that time was more than offset by reduced professional services.

Selling Expenses

Selling expenses were $3.2 million in the third quarter of 2011, an increase of $0.5 million, or 18.9%, compared to the prior year period.  This increase was primarily the result of a $0.2 million increase in salaries and other employee related costs due to a reinstatement of compensation levels that were reduced during 2009 and 2010 in order to adjust our cost structure to match market demand at that time coupled with higher advertising and promotional expenses.

Income Taxes

We have experienced cumulative operating losses over the most recent three year period.  After considering these operating losses and other available evidence, both positive and negative, we have recorded a full valuation allowance against our net deferred tax assets as of September 30, 2011.  As a result, the income tax expense for the third quarter of 2011 was $0.1 million.

Nine Months Ended September 30, 2011

Net Sales

Net sales for the first nine months was $845.5 million, an increase of $446.7 million, or 112.0%, compared to the 2010 period.  By business segment, net external sales and related units sold were as follows (dollars in millions):

	Nine Months Ended September 30,
	2011	2010	% Change
Sales by segment
Manufacturing	$743.4	$326.0	128.0
Retail and distribution	102.1	72.8	40.2
Total	$845.5	$398.8	112.0

	(units)
New trailer units
Manufacturing	31,900	13,700	132.8
Retail and distribution	2,000	1,100	81.8
Total	33,900	14,800	129.1

Used trailer units	2,600	2,100	23.8

Manufacturing segment sales were $743.4 million for the first nine months of 2011, up $417.4 million, or 128.0%, compared to the first nine months of 2010.  The increase in sales is due primarily to a 132.8% increase in new trailer shipments with approximately 31,900 units shipped in the first nine months of 2011 compared to 13,700 units shipped in the prior year period as the overall trailer industry continues to strengthen.  Further, sales in the parts, service and other product line increased $19.6 million, or 84.8%, as compared to the prior year period due primarily to increased demand in our DuraPlate® composite products as we continue to diversify our product offerings.  These increases in market demand for both new trailers and parts and service were partially offset by a 1.1% decrease in average selling prices in the first nine months of 2011 compared to the prior year period due to customer and product mix.

Retail and distribution segment sales were $102.1 million in the first nine months of 2011, up $29.3 million, or 40.2%, compared to the prior year period. New trailer sales increased $20.8 million, or 75.8%, due to an 81.8% increase in shipments.  Used trailer sales were up $1.3 million, or 7.3%, due to a 23.8% increase in shipments offset by product mix.  Parts, service and other sales were up $7.2 million, or 26.3%, due to increased market demand.

Cost of Sales

Cost of sales for the first nine months of 2011 was $799.5 million, an increase of $411.4 million, or 106.0%, compared to the 2010 period.  As a percentage of net sales, cost of sales was 94.6% for the first nine months of 2011 compared to 97.3% for the 2010 period.

Manufacturing segment cost of sales, as detailed in the following table, was $706.2 million for the first nine months of 2011, an increase of $385.4 million, or 120.1%, compared to the 2010 period.  As a percentage of net sales, cost of sales was 95.0% for the first nine months of 2011 compared to 98.4% in the 2010 period.

	Nine Months Ended September 30,
Manufacturing Segment	2011		2010
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$569.7	76.6%	$244.0	74.8%
Other Manufacturing Costs	136.5	18.4%	76.8	23.6%
	$706.2	95.0%	$320.8	98.4%

Cost of sales is composed of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.  Material costs increased due to higher net sales and were 76.6% of net sales in the 2011 period compared to 74.8% in the 2010 period.  The 1.8% increase is primarily the result of increased component costs as well as higher costs for raw material commodities, such as steel, aluminum and plastic, which we were unable to fully pass along to our customers. However, other manufacturing costs increased due to higher net sales and decreased as a percentage of net sales from 23.6% in the first nine months of 2010 to 18.4% in the 2011 period.  The 5.2% decrease is primarily the result of an 18,200 unit increase in new trailer sales as compared to the prior year period, which resulted in allocating our fixed overhead costs over more trailers. However, the decreases in other manufacturing costs for the current period were offset by labor inefficiencies caused by the significant increase in headcount incurred in both 2011 and 2010 periods to meet the increased demand for trailers. Total hourly headcount increased for both the nine month periods ending September 30, 2011 and 2010 by approximately 1,300 associates.

Retail and distribution segment cost of sales was $93.4 million in the first nine months of 2011, an increase of $26.2 million, or 39.0%, compared to the 2010 period due primarily to higher net sales.  As a percentage of net sales, cost of sales was 91.4% in the first nine months of 2011 compared to 92.2% in the 2010 period.  The 0.8% improvement as a percentage of sales was primarily the result of increased volumes across all segment product lines.

Gross Profit

Gross profit for the first nine months of 2011 was $46.1 million, an increase of $35.3 million compared to the first nine months of 2010.  Gross profit as a percent of sales was 5.4% compared to 2.7% for the same period in 2010.  Gross profit by segment was as follows (in millions):

	Nine Months Ended September 30,
	2011	2010
Gross profit by segment
Manufacturing	$37.2	$5.2
Retail and distribution	8.7	5.7
Eliminations	0.2	(0.1)
Total gross profit	$46.1	$10.8

The manufacturing segment gross profit was $37.2 million for the first nine months of 2011 compared to $5.2 million in the prior year period. Gross profit as a percentage of sales was 4.7% compared to 1.5% for the prior year period. The increase in gross profit and gross profit as a percentage of net sales was primarily due to a 132.8% increase in new trailer volumes as the overall trailer industry has continued to strengthen and an 84.8% increase in parts, service and other volume due to higher demand of our DuraPlate® products.

Retail and distribution segment gross profit was $8.7 million for the first nine months of 2011, an increase of $3.0 million compared to the 2010 period.  Gross profit as a percentage of sales was 8.6% compared to 7.8% for the prior year period. The increases in gross profit and gross profit as a percentage of net sales is primarily due to increased volumes for all product lines.

General and Administrative Expenses

General and administrative expenses increased $1.1 million, or 4.6%, to $25.4 million for the first nine months of 2011 compared to the 2010 period primarily due to a $2.0 million increase in salaries and other employee related costs due to the reinstatement of compensation levels that were reduced during 2009 and 2010 to adjust our cost structure to match the current market demand.  This increase was partially offset by lower professional services primarily related to legal defense costs in the current year period.

Selling Expenses

Selling expenses increased $1.6 million, or 20.8%, to $9.3 million in the first nine months of 2011 compared to the prior year period primarily due to a $1.0 million increase in salaries and other employee related costs due to the reinstatement of the compensation levels that were reduced during 2009 and 2010 to adjust our cost structure to match the current market demand coupled with higher advertising and promotional activities.

Other Income (Expense)

Loss on debt extinguishment of $0.7 million represents a write-off of debt issuance costs recognized due to the extinguishment of the Company’s previous revolving credit facility during the second quarter of 2011.

Income Taxes

We have experienced cumulative operating losses over the most recent three year period.  After considering these operating losses and other available evidence, both positive and negative, we determined that it was necessary to continue to record a full valuation allowance against our deferred tax assets created during the nine month period ending September 30, 2011.  As a result, the effective income tax expense for the first nine months of 2011 was $0.1 million.

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of debt and equity.  As of September 30, 2011, our debt to equity ratio was approximately 0.8:1.0.  Our long-term objective is to generate operating cash flows sufficient to fund normal working capital requirements, to fund capital expenditures and to be positioned to take advantage of market opportunities.  For the remainder of 2011, we expect to fund operations, working capital requirements and capital expenditures through cash flows from operations as well as available borrowings under our existing Credit Agreement.

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

In August 2011, we entered into the First Amendment to Credit Agreement (the “Amendment”) with the lenders under our Credit Agreement.  The Amendment was entered into to permit an increase to the total commitment of the revolving credit facility under the Credit Agreement (the “Revolver”) from $150 million to $175 million.  Under the Credit Agreement we had the option, subject to certain conditions, to request up to two increases to the $150 million Revolver in minimum increments of $25 million and not to exceed $50 million in the aggregate (any such increase, a “Revolver Increase”).  Pursuant to the Amendment, we requested a Revolver Increase of $25 million.  All lenders under the Credit Agreement agreed to participate in the Revolver Increase and the Revolver Increase was effective in August 2011.  We continue to have the option, subject to certain conditions, to request one additional Revolver Increase of $25 million.

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

As of September 30, 2011, we were in compliance with all covenants of the Credit Agreement.

Cash Flow

Cash used in operating activities for the first nine months of 2011 totaled $22.4 million compared to $34.9 million used in the same period in 2010.  The use of cash from operating activities for the current year period was the result of a $44.3 million increase in our working capital offset by net income adjusted for various non-cash activities, including depreciation, amortization, stock-based compensation and a loss on debt extinguishment, of $21.9 million.  Increases in working capital for the current year period can be attributed to increased production levels in comparison to the previous year and the related increases in finished goods and purchasing activities resulting from higher raw material requirements.  Changes in key working capital accounts for the first nine months of 2011 compared to the same period in 2010 are summarized below (in millions):

Source (Use) of cash:	2011	2010	Change
Accounts receivable	$(8.0)	$(5.0)	$(3.0)
Inventories	(89.1)	(77.6)	(11.5)
Accounts payable and accrued liabilities	51.3	53.7	(2.4)

Accounts receivable increased by $8.0 million in the first nine months of 2011 as compared to an increase of $5.0 million in the same period in 2010.  Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, improved to approximately 12 days for the first nine months of 2011 compared to 13 days during the same period in 2010 due to the timing of collections.  The increase in accounts receivable for 2011 was primarily the result of the timing of shipments as trailer demands increased throughout the year and a 112% increase in our consolidated net sales as compared to the prior year period.  Inventory increased by $89.1 million during the first nine months of 2011 as compared to an increase of $77.6 million in the 2010 period.  The increase in inventory for 2011 was due to higher new trailer inventories and raw materials resulting from increased order levels in 2011 as compared to the previous year period.  Despite the increased inventory levels, our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, improved to approximately 7 times in 2011 compared to 6 times in 2010 as we continue to effectively manage our inventory levels during this period of increased demand.  Accounts payable and accrued liabilities increased by $51.3 million in 2011 compared to an increase of $53.7 million for the same period in 2010.  The increase in 2011 was due primarily to higher production levels as compared to the previous year period.  Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, decreased to 33 days for the first nine months of 2011 compared to 43 days for the same period in 2010 due primarily to timing of trailer shipments relative to production levels.

Investing activities used $3.4 million during the first nine months of 2011 compared to $0.7 million provided in the same period in 2010.  Cash used in investing activities in the first nine months of 2011 was related to capital spending in order to support growth and improvement initiatives at our facilities.

Financing activities added $52.6 million of cash during the first nine months of 2011 driven by additional borrowings under our revolving credit facility necessary to fund working capital requirements and increased production levels.

As of September 30, 2011, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $107.3 million, an improvement of $51.2 million and $46.9 million compared to September 30, 2010 and December 31, 2010, respectively.  Total debt and capital lease obligations amounted to $114.9 million as of September 30, 2011.  As we continue to see improvements to the overall trailer industry as well as our operating performance metrics, we believe our liquidity is adequate to fund operations, working capital needs and capital expenditures for the remainder of 2011 and 2012.

Capital Expenditures

Capital spending amounted to approximately $3.4 million for the first nine months of 2011 and is anticipated to be in the range of $7 million to $8 million in the aggregate for 2011.  Capital spending for 2011 has been and is expected to continue to be primarily utilized to support growth and improvement initiatives within our facilities, including an investment of approximately $2.5 million to enable us to manufacture bulk liquid storage containers, or frac tanks, used by fluid management companies in the environmental services and oil and gas industries.

Off-Balance Sheet Transactions

As of September 30, 2011, we had approximately $3.2 million in operating lease commitments.  We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter ended September 30, 2011.

Contractual Obligations and Commercial Commitments

We have included a summary of our Contractual Obligations and Commercial Commitments in our annual report on Form 10-K for the year ended December 31, 2010 and, with the exception of the increase in our outstanding borrowings on our revolving credit facility, the decrease in our raw material purchase commitments (see “Commodity Prices” section below for further details) and an increase of $18.5 million in used trailer purchase commitments, there have been no material changes to the summary provided in that report.

Backlog

Orders that have been confirmed by customers in writing and can be produced during the next 18 months are included in our backlog.  Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms.  Our backlog of orders was approximately $513 million at September 30, 2011 compared to $480 million at December 31, 2010 and $334 million at September 30, 2010.  We expect to complete the majority of our existing backlog orders within the next 12 months.

OUTLOOK

The demand environment for trailers has continued to improve throughout 2011, as evidenced by the increase in our new trailer shipments and a strong backlog as well as trailer industry forecasts for the upcoming years.  We expect continued improvements in the overall trailer market for the remainder of 2011 and a continued strong order environment into 2012.  In fact, recent estimates from industry forecasters, ACT Research Company, LLC (ACT) and FTR Associates (FTR), indicate shipment levels to be in excess of 200,000 trailers for the current year and increasing to more than 230,000 for 2012.  Specifically, ACT is currently estimating 2011 levels to be approximately 208,000 trailers, or an increase of 67% as compared to the previous year, while FTR anticipates new trailer demand to be approximately 215,000 new trailers, or an increase of 78%, for 2011 as compared to 2010.  For 2012, ACT estimates that total trailer industry shipments will grow approximately 16% to a total of 241,000 units, while FTR anticipates a 7% increase to approximately 230,000 total trailers.   While there are downside concerns relating to issues with the global economy, unemployment, and the depressed housing and construction-related markets in the U.S., taking into consideration these industry forecasts, discussions with both our customers and suppliers as well as the need to renew an excessively aged trailer fleet, management expects demand for new trailers to continue to improve as we complete 2011 and move into 2012.

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

While our expectations for industry volumes are generally in line with those of ACT, gross margins will continue to be challenged for the remainder of 2011 as raw material and component costs remain volatile and our ability to adjust prices on existing orders is limited for this year.  As has been our policy, we will endeavor to pass along raw material and component price increases to our customers.  Our standard sales terms and conditions allow for price adjustments associated with raw material increases; however, in some cases, we have provided fixed price trailer contracts to key customers for periods of up to 12 months.  We have a focus on continuing to develop innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

Based on industry forecasts, conversations with our customers regarding their current requirements and our existing backlog of orders, we estimate that for the full year 2011 total new trailers sold will be between 47,000 and 48,000, an increase from 2010 of approximately 89% to 93%.

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

As of September 30, 2011, we had $29.1 million in raw material purchase commitments through December 2012 for materials that will be used in the production process.  With the exception of certain long-term agreements with our core customers, we typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order.  To the extent that we are unable to offset the increased commodity costs in product prices, our results would be materially and adversely affected.

Interest Rates

As of September 30, 2011, we had $110.0 million of floating rate debt outstanding under our revolving facility.  A hypothetical 100 basis-point change in the floating interest rate from the current level would result in a corresponding $1.1 million change in interest expense over a one-year period.  This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2011.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal year 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 6.	EXHIBITS

(a)	Exhibits:
3.01	Amended and Restated Certificate of Incorporation, as amended
10.01
First Amendment to Credit Agreement, dated August 22, 2011, by and among Wabash National Corporation and certain of its subsidiaries identified on the signature page thereto, Wells Fargo Capital Finance, LLC, as joint lead arranger, joint bookrunner and administrative agent, and RBS Citizens Business Capital, a division of RBS Citizens, N.A., as joint lead arranger, joint bookrunner and syndication agent and the other lenders and agents named therein (Incorporate by reference to the Company’s Current Report on Form 8-K filed on August 22, 2011 (File No. 001-10883))

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

WABASH NATIONAL CORPORATION

Date: November 1, 2011	By:	/s/ Mark J. Weber
Mark J. Weber
Senior Vice President and Chief Financial Officer (Principal Financial Officer)