Form 10-K
period 2011-12-31
WABASH NATIONAL CORP /DE
filed 2012-02-29
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission File Number: 1-10883

WABASH NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-1375208
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1000 Sagamore Parkway South Lafayette, Indiana	47905
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (765) 771-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange
Series D Preferred Share Purchase Rights	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2011 was $638,210,171 based upon the closing price of the Company's common stock as quoted on the New York Stock Exchange composite tape on such date.

The number of shares outstanding of the registrant's common stock as of February 22, 2012 was 68,321,729.

Part III of this Form 10-K incorporates by reference certain portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be filed within 120 days after December 31, 2011.

WABASH NATIONAL CORPORATION
FORM 10-K FOR THE FISCAL
YEAR ENDED DECEMBER 31, 2011

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

PART I

ITEM 1 — BUSINESS

Overview

Wabash National Corporation (“Wabash,” “Company,” “us,” “we,” or “our”) was founded in 1985 as a start-up company in Lafayette, Indiana. We are now one of North America’s leaders in designing, manufacturing and marketing standard and customized truck trailers and related transportation equipment. We believe our position as a leader has been the result of our longstanding relationships with our core customers, our demonstrated ability to attract new customers, our broad and innovative product lines, our technological leadership and our extensive distribution and service network. Our management team is focused on continuing to optimize our manufacturing and retail operations to match the current demand environment, implementing cost savings initiatives, strengthening our capital structure, developing innovative products, improving earnings and continuing diversification of the business into higher margin opportunities which leverage our intellectual and process capabilities.

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

Operating Segments

Through the third quarter of 2011 we segregated our operations into two reportable segments: Manufacturing and Retail and Distribution. In the fourth quarter of 2011, resulting from the execution of our strategic initiative to expand our customer base, diversify our product offerings and revenues and extend our market leadership, we began reporting three segments: Commercial Trailer Products, Diversified Products and Retail. We allocate certain corporate related administrative costs, interest and income taxes to our corporate and eliminations segment. Financial results by operating segment, including information about revenues from customers, measures of profit and loss, total assets, and financial information regarding geographic areas and export sales are discussed in Note 13, Segments and Related Information, of the accompanying consolidated financial statements. By operating segment, net sales were as follows (dollars in millions):

	Year Ended December 31,
	2011	2010	2009
Sales by Segment
Commercial Trailer Products	$1,071.3	$561.3	$275.9
Diversified Products	106.5	43.0	17.3
Retail	125.1	89.1	64.7
Corporate and Eliminations	(115.7)	(53.0)	(20.1)
Total	$1,187.2	$640.4	$337.8

Commercial Trailer Products

Commercial Trailer Products segment sales as a percentage of total consolidated net sales and gross margin were:

	Years Ended December 31,
	2011	2010	2009
Percentage of consolidated net sales(1)	82.2%	80.9%	77.1%
Percentage of consolidated gross margin	57.6%	56.4%	101.7%

(1)	Measured before intersegment eliminations

The Commercial Trailer Products segment manufactures standard and customized truck trailers. We seek to identify and produce proprietary products that offer exceptional value to customers with the potential to generate higher profit margin than standardized products. We believe that we have the engineering and manufacturing capability to produce these products efficiently. We introduced our proprietary composite product, DuraPlate®, in 1996 and have experienced widespread industry acceptance. Since 2002, sales of our DuraPlate® trailers represented approximately 92% of our total new dry van trailer sales. We are also a competitive producer of standardized sheet and post and refrigerated trailer products and we strive to become the low-cost producer of these products within our industry. Through our Transcraft subsidiary we also manufacture steel and aluminum flatbed and dropdeck trailers.

We market our transportation equipment under the Wabash®, DuraPlate®, DuraPlateHD®, DuraPlate® XD-35TM, FreightPro®, ArcticLite®, RoadRailer®, Transcraft®, Eagle®, Eagle II®, D-Eagle® and Benson® trademarks directly to customers, through independent dealers and through our Company-owned retail branch network. Historically, we have focused on our longstanding core customers representing many of the largest companies in the trucking industry, but have expanded this focus over the past several years to include numerous additional key accounts. Our relationships with our growing list of core customers have been central to our growth since inception. We have also actively pursued the diversification of our customer base by focusing on our network of independent dealers. For our van business we utilize a total of 27 independent dealers with approximately 62 locations throughout North America to market and distribute our trailers. We distribute our flatbed and dropdeck trailers through a network of 90 independent dealers with approximately 141 locations throughout North America. In addition, we maintain two used fleet sales centers to focus on selling both large and small fleet trade packages to the wholesale market.

Diversified Products

Diversified Products segment sales as a percentage of total consolidated net sales and gross margin were:

	Years Ended December 31,
	2011	2010	2009
Percentage of consolidated net sales(1)	8.2%	6.2%	4.8%
Percentage of consolidated gross margin	27.2%	18.5%	9.3%

(1)	Measured before intersegment eliminations

The Diversified Products segment focuses on our commitment to expand our customer base, diversify our product offerings and revenues and extend our market leadership by leveraging our intellectual technology, including our proprietary DuraPlate® panel technology, drawing on our core manufacturing expertise and making available products that are complementary to the truck trailers and transportation equipment we offer. This segment includes a wide array of products and customer-specific solutions. Leveraging our intellectual technology and core manufacturing expertise into new applications and market sectors enables us to deliver greater value to our customers and shareholders.

Our DuraPlate® composite panel technology contains unique properties of strength and durability that can be utilized in numerous applications in addition to truck trailers. For example, in December 2008, we entered into a multi-year agreement to build and service all of PODS®(1) portable storage container requirements. Since adding portable storage containers to our portfolio of Wabash Composites, as described under “Products” below, we have been able to build upon and refine our manufacturing processes of portable storage containers having introduced a proprietary design for a foldable portable storage container in late 2011. We have also been able to develop other products providing additional applications of our DuraPlate® panel technology. In late 2008, we began to manufacture the AeroSkirt®, an aerodynamic solution for over-the-road trailers that, based on certified laboratory and track testing, provides an approximate 6% fuel efficiency improvement. The demand for this product by our customers was driven by increased transportation regulations as well as our customers’ desire to reduce transportation fuel costs. In addition to portable storage containers and AeroSkirts®, we also utilize our DuraPlate® technology in the production of truck bodies, overhead doors and other industrial applications. These DuraPlate® composite products are sold to original equipment manufacturers and aftermarket customers.

We also continue to find opportunities to enhance our business model through organic growth by leveraging our core competencies in manufacturing into new applications and end markets. In 2011, we signed an exclusive agreement to manufacture frac tanks for Sabre Manufacturing, LLC. Frac tanks are mobile water storage containers used in the oil and gas industry to pump high-pressure water into underground wells. Entering this new market sector was possible as many of the manufacturing techniques and processes for producing frac tanks were similar to skill sets and processes that we possessed and were already in place throughout our manufacturing facilities. In addition to frac tanks, we continue to explore other opportunities within the energy and environmental sector in which we can utilize our manufacturing expertise. Through our Diversified Products segment, we also operate a wood flooring production facility that manufactures laminated hard wood oak products for the van trailer industry.

We expect to continue to focus on our diversification efforts through the Diversified Products segment in order to enhance our business model, strengthen our revenues and become a stronger company that can deliver greater value to our shareholders.

(1)	PODS® is a registered trademark of PODS, Inc. and Pods Enterprises, Inc.

Retail

Retail segment sales as a percentage of total consolidated net sales and gross margin were:

	Year Ended December 31,
	2011	2010	2009
Percentage of consolidated net sales(1)	9.6%	12.9%	18.1%
Percentage of consolidated gross margin	14.8%	27.3%	(11.1)%

(1)	Measured before intersegment eliminations

The Retail segment includes our 12 Company-owned retail branch locations, which are strategically located in large metropolitan areas to provide additional opportunities to distribute our products, diversify our factory direct sales and also offer nationwide services and support capabilities for our customers. Our retail branch network’s sale of new and used trailers, aftermarket parts and service generally provides enhanced margin opportunities to our retail customers.

Strategy

We are committed to a corporate strategy that seeks to maximize shareholder value by executing on the core elements of our strategic plan:

•	Value Creation. We intend to continue our focus on improved earnings and cash flow.
•	Operational Excellence. We are focused on maintaining a reduced cost structure by adhering to continuous improvement and lean manufacturing initiatives.
•	People. We recognize that in order to achieve our strategic goals we must continue to develop the organization’s skills to advance our associates’ capabilities and to attract talented people.
•	Customer Focus. We have been successful in developing longstanding relationships with core customers and we intend to maintain these relationships while expanding new customer relationships through the offering of tailored transportation solutions to create new revenue opportunities.
•	Innovation. We intend to continue to strive to be the technology leader by providing new differentiated products and services that generate enhanced profit margins.
•	Corporate Growth. We intend to expand our product offering and competitive advantage by increasing our focus on the diversification of products through our Diversified Products segment and leveraging our intellectual and physical assets for organic growth.

Industry and Competition

Trucking in the U.S., according to the American Trucking Association (ATA), was estimated to be a $564 billion industry in 2010, representing approximately 81% of the total transportation industry revenue. Furthermore, ATA estimates that approximately 67% of all freight tonnage in 2010 was carried by trucks at some point during its shipment. Trailer demand is a direct function of the amount of freight to be transported. As the economy improves, ATA estimates that the percentage of freight tonnage carried by trucks will grow to 70% by 2022. In order to meet this expected increased in freight demand, truck carriers will need to expand and replace their fleets, which typically results in increased trailer orders.

Transportation in the U.S., including trucking, is a cyclical industry that has experienced three cycles over the last 20 years. In each of the last three cycles the decline in freight tonnage preceded the general U.S. economic downturn by approximately two and one-half years and the recovery has generally preceded that of the economy as a whole. The trailer industry generally follows the transportation industry, experiencing cycles in the early and late 90’s lasting approximately 58 and 67 months, respectively. Truck freight tonnage, according to ATA statistics, started declining year-over-year in 2006 and remained at depressed levels through 2009. The most recent cycle concluded in 2009, lasting a total of 89 months. After three consecutive years with total trailer demand well below replacement demand levels of approximately 185,000 trailers, 2011 was a year of significant improvement in which the total trailer market increased approximately 68% from the previous year with total shipments of approximately 209,000. In our view, we expect to see continued improvement in the overall demand for new trailer equipment as the economic and industry specific indicators we track, including but not limited to the Conference Board leading indicators index, ATA’s truck tonnage index, total industrial production as well as the overall gross domestic product, appear to be trending in a positive direction. In addition, there are several different topics within state and federal legislative processes that could have a favorable impact on the demand for trailers in the near term, specifically comprehensive safety programs for carriers and drivers as well as rule changes regarding hours of service restrictions.

Wabash, and its two largest competitors, Great Dane and Utility, are generally viewed as the top three trailer manufacturers in the U.S. and have accounted for greater than 50% of U.S. new trailer market share in recent years, including approximately 60% in 2011. Our market share of U.S. total trailer shipments in 2011 was approximately 23%. Trailer manufacturers compete primarily through the quality of their products, customer relationships, service availability and cost. Over the past several years, we have seen a number of our competitors follow our leadership in the development and use of composite sidewalls that compete directly with our DuraPlate® products. Our product development is focused on maintaining our leading position with respect to these products.

The table below sets forth new trailer production for Wabash and, as provided by Trailer Body Builders Magazine, our largest competitors and the trailer industry as a whole within North America. The data represents all segments of the market, except containers and chassis. For the years included below, we have participated primarily in the van and platform trailer segments. Van trailer demand, the largest segment within the trailer industry, has continued to show sequential improvements over each of the last two years from a low of approximately 52,000 trailers in 2009 recovering to an estimated 150,000 trailers in 2011. Our market share for van trailers in 2011 was approximately 30%, an increase of approximately 3% from 2010 due to increased market demand in the dry van market, our largest segment, as compared to the refrigerated trailer market.

	2011	2010		2009		2008		2007
Wabash	49,000	27,000		12,000		32,000		46,000
Great Dane	39,000	21,000		15,000		29,000		48,000
Utility	33,000	23,000		17,000		23,000		31,000
Hyundai Translead	18,000	8,000		5,000		7,000		13,000
Stoughton	9,000	5,000		3,000		5,000		11,000
Other principal producers	25,000	19,000		12,000		20,000		25,000
Total Industry	202,000	122,000	(1)	79,000	(1)	143,000	(1)	218,000	(1)

(1)	Data revised by publisher in a subsequent year.

Our diversified product initiatives are, in most cases, in markets that are more fragmented than our traditional trailer product offerings. The end markets that our diversified products serve are broader and more diverse than the trailer industry, including environmental, oil and gas, moving and storage and specialty vehicle. In addition, our diversification efforts pertain to new and emerging markets and many of the products are driven by regulatory requirements or, in most cases, customer-specific needs. However, many of our diversification efforts still remain in the early growth stages and future success is largely dependent on continued customer adoption of our product solutions and general expansion of our customer base and distribution channels.

Competitive Strengths

We believe our core competitive strengths include:

•	Long-Term Core Customer Relationships – We are the leading provider of trailers to a significant number of top tier trucking companies, generating a revenue base that has helped to sustain us as one of the market leaders. Our products are preferred by many of the industry’s leading carriers with customers, according to Transport Topics, including approximately one-half of the top 50 for-hire fleets and approximately one-third of the top 100 for-hire fleets.
•	Innovative Product Offerings – Our DuraPlate® proprietary technology offers what we believe to be a superior trailer, which commands premium pricing. A DuraPlate® trailer is a composite plate trailer using material that contains a high-density polyethylene core bonded between high-strength steel skins. We believe that the competitive advantages of our DuraPlate® trailers compared to standard trailers include the following:
–	Extended Service Life – operate three to five years longer;
–	Lower Total Cost of Ownership – less costly to maintain;
–	Less Downtime – higher utilization for fleets;
–	Extended Warranty – warranty period for DuraPlate® panels is ten years; and
–	Improved Resale – higher trade-in and resale values.

We have been manufacturing DuraPlate® trailers for over 16 years and through December 2011 have sold over 440,000 trailers. This proven experience, combined with ownership and knowledge of the DuraPlate® panel technology, helps ensure continued industry leadership in the future. We continue to introduce new innovations in our DuraPlate® family, including DuraPlateHD®, along with new innovations in other product lines, including our ArcticLite® refrigerated trailers and the FreightPro® sheet and post trailer.

•	Significant Market Share and Brand Recognition – We have been one of the three largest manufacturers of trailers in North America since 1994, with one of the most widely recognized brands in the industry. We are currently the largest producer of van trailers in North America. According to data published by Trailer Body Builders Magazine, our Transcraft subsidiary is one of the top three leading producers of platform trailers.
•	Committed Focus on Operational Excellence – Safety, quality, on-time delivery, productivity and cost reduction are the core elements of our program of continuous improvement. We currently maintain an ISO 14001 registration of our Environmental Management System.
•	Technology – We continue to be recognized by the trucking industry as a leader in developing technology to provide value-added solutions for our customers that reduce trailer operating costs, improve revenue opportunities, and solve unique transportation problems. Throughout our history, we have been and will continue to be a leading innovator in the design and production of trailers. In addition to the introduction of new trailer product innovations made through our DuraPlate® family over the past 16 years, we have also provided a customer-focused approach in developing product enhancements for the trailer and transportation industries. Some of the more recent innovations include our Big Tire Hauler, a trailer to provide cost effective transport of large tires; DuraPlate® XD-35TM, a revolutionary 35,000 pound concentrated floor load rated dry van for heavy haul applications; Trustlock®, a proprietary single-lock rear door mechanism; a combination ID/Stop light, a dual-function rear ID light that also actuates as a brake indicator; and DuraPlate® Aeroskirt®, a durable aerodynamic solution that, based on certified laboratory and track testing, provides improved fuel efficiencies of approximately 6%.
•	Corporate Culture – We benefit from an experienced, value-driven management team and dedicated workforce focused on operational excellence.
•	Extensive Distribution Network – Our 12 Company-owned retail branches and two used trailer locations extend our sales network throughout North America, diversify our factory direct sales, provide an outlet for used trailer sales and support our national service contracts. Additionally, we utilize a network of

27 independent dealers with approximately 62 locations throughout North America to distribute our van trailers, and our Transcraft distribution network consists of 90 independent dealers with approximately 141 locations throughout North America.

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

Products

Since our inception, we have expanded our product offerings from a single truck trailer product to a broad range of transportation equipment.

Our Commercial Trailer Products segment specializes in the development of innovative proprietary products for our key markets. Commercial trailer products segment sales represented approximately 82%, 81% and 77% of our consolidated net sales as measured before elimination of intersegment sales in 2011, 2010 and 2009, respectively. Our current Commercial Trailer Products primarily include the following:

•	Dry Vans. The dry van market represents our largest product line and includes trailers sold under DuraPlate®, DuraPlateHD®, DuraPlate® XD-35TM and FreightPro® trademarks. Our DuraPlate® trailers utilize a proprietary technology that consists of a composite plate wall for increased durability and greater strength. Our FreightPro® trailers provide us a competitive product within the smooth aluminum, or “sheet and post,” trailer segment.
•	Platform Trailers. Platform trailers are sold under Transcraft®, Eagle® and Benson® trademarks. The acquisition of certain assets from Benson in July 2008 provides us the ability to offer a premium all-aluminum platform trailer. Platform trailers consist of a trailer chassis with a flat or “drop” loading deck without permanent sides or a roof. These trailers are primarily utilized to haul steel coils, construction materials and large equipment.
•	Refrigerated Trailers. Refrigerated trailers have insulating foam in the walls, roof and floor, which improves both the insulation capabilities and durability of the trailers. Our refrigerated trailers are sold under the ArcticLite® trademark and use our proprietary SolarGuard® technology, coupled with our novel foaming process, which we believe enables customers to achieve lower costs through reduced operating hours of refrigeration equipment and therefore reduced fuel consumption.
•	Specialty Trailers, Parts and Other. This includes a wide array of specialty equipment and services generally focused on products that require a higher degree of customer specifications and requirements. Our RoadRailer® intermodal system is a patented bimodal technology consisting of a truck trailer and a detachable rail “bogie” that permits a trailer to run both over the highway and directly on railroad lines. In addition to these specialty products, this includes converter dollies, Big Tire Haul trailers and aftermarket component products.
•	Used Trailers. This includes the sales of used trailers through our two used fleet sales centers to facilitate new trailer sales with a focus on selling both large and small fleet trade packages to the wholesale market.

Our Diversified Products segment focuses on our commitment to expand our customer base, diversify our product offerings and revenues and extend our market leadership by leveraging our proprietary DuraPlate® panel technology, drawing on our core manufacturing expertise and making available products that are complementary to the truck trailers and transportation equipment we offer. Diversified Products segment sales represented approximately 8%, 6% and 5% of our consolidated net sales as measured before elimination of intersegment sales in 2011, 2010 and 2009, respectively. Our current Diversified Products primarily include the following:

•	Wabash Composites. Our composite products expand the use of DuraPlate® composite panels, already a proven product in the semi-trailer market for over 16 years, into new product and market applications. In 2008, we began building and servicing all of PODS® portable storage container requirements with our new DuraPlate® portable storage container. In 2009, we introduced our EPA Smartway®(2) approved DuraPlate® AeroSkirt®. Other composite products include truck bodies and overhead doors. We continue to actively explore new opportunities to leverage our proprietary technology into new industries and applications.
•	Wabash Energy and Environmental Solutions. In 2011, we entered into an exclusive agreement to begin manufacturing frac tanks for Sabre Manufacturing, LLC. Frac tanks are mobile water storage tanks primarily used in the oil and gas industry to pump high-pressure water into underground wells. We continue to actively explore new opportunities to leverage our manufacturing expertise into new tank or engineered product applications.
•	Wabash Wood Products. We manufacture laminated hardwood oak products used primarily in the dry van trailer segment at our manufacturing operations located in Harrison, Arkansas.

Our Retail segment offers products in three general categories, including new trailers, used trailers and parts and service. Retail segment sales represented approximately 10%, 13% and 18% of our consolidated net sales as measured before elimination of intersegment sales in 2011, 2010 and 2009, respectively. The following is a description of each product category:

•	We sell new trailers produced by the Commercial Trailer Products segment. Additionally, we sell specialty trailers produced by third parties that are purchased in smaller quantities for local or regional transportation needs. New trailer sales through the retail branch network represented approximately 6% of consolidated net sales in 2011, 2010 and 2009.
•	We provide replacement parts and accessories, maintenance service and trailer repairs and conversions for trailers and other related equipment. Net sales of parts and service within our Retail segment represented approximately 4%, 6% and 10% of consolidated net sales in 2011, 2010 and 2009, respectively.
•	We sell used trailers through our retail branch network to enable us to remarket and promote new trailer sales in the local regions in which we operate. Used trailer sales represented less than 5% of consolidated net sales in 2011, 2010 and 2009.

Customers

Our customer base has historically included many of the nation’s largest truckload (TL) common carriers, leasing companies, private fleet carriers, less-than-truckload (LTL) common carriers and package carriers. According to Transport Topics, our customer base includes nearly one-half of the top fifty and one-third of the top one hundred for-hire fleet operators in North America. We continue to make improvement in expanding our customer base and diversifying into the broader trailer market through leveraging our independent dealer and company-owned retail networks as well as through the acquisitions of Transcraft and Benson assets. In addition, we continue to diversify our products by expanding the use of DuraPlate® composite panel technology through products such as portable storage containers, DuraPlate® AeroSkirts®, truck bodies and overhead doors. All of these efforts have been accomplished while maintaining our relationships with our core customers. Our five largest customers together accounted for approximately 32%, 32% and 41% of our aggregate net sales in 2011, 2010 and 2009, respectively, with one different customer each year representing approximately 13%, 10% and 14% of our net sales in 2011, 2010 and 2009, respectively. International sales, primarily to Canadian customers, accounted for less than 10% of net sales for each of the last three years.

(2)	EPA Smartway® is a registered trademark of U.S. Environmental Protection Agency (EPA)

We have established relationships as a supplier to many large customers in the transportation industry, including the following:

•	Truckload Carriers: Averitt Express, Inc.; Celadon Group, Inc.; Cowan Systems, LLC; Crete Carrier Corporation; Gordon Trucking, Inc.; Heartland Express, Inc.; Knight Transportation, Inc.; Schneider National, Inc.; Swift Transportation Corporation; U.S. Xpress Enterprises, Inc.; and Werner Enterprises, Inc.
•	Less-Than-Truckload Carriers: FedEx Corporation; Old Dominion Freight Lines, Inc.; SAIA Motor Freightlines, Inc.; Vitran Express, Inc.; and YRC Worldwide, Inc.
•	Refrigerated Carriers: CR England, Inc.; Frozen Food Express Industries, Inc.; and Prime, Inc.
•	Leasing Companies: GE Trailer Fleet Services; Wells Fargo Equipment Finance, Inc.; and Xtra Lease, Inc.
•	Private Fleets: C&S Wholesale Grocers, Inc.; Dillard’s, Inc.; Dollar General Corporation; Safeway, Inc.; and Wal-Mart Transportation, Inc.

Through our Diversified Products segment we also sell our products to several other customers including, but not limited to, Morgan Corporation; PODS Enterprises, Inc.; Sabre Manufacturing, LLC; Supreme Corporation; and Utilimaster Corporation.

Marketing and Distribution

We market and distribute our products through the following channels:

•	factory direct accounts;
•	Company-owned distribution network; and
•	independent dealerships.

Factory direct accounts are generally large fleets, with over 7,500 trailers, that are high volume purchasers. Historically, we have focused on the factory direct market in which customers are highly knowledgeable of the life-cycle costs of trailer equipment and, therefore, are best equipped to appreciate the design and value-added features of our products. We have also actively pursued, through our Company-owned and independent dealer network, the diversification of our customer base focusing on carriers that operate fleets of between 250 to 7,500 trailers, which we estimate account for approximately two million trailers in total.

Our Company-owned distribution network generates retail sales of trailers to smaller fleets and independent operators located in geographic regions where our branches are located. This branch network enables us to provide maintenance and other services to customers. The branch network and our used trailer centers provide an outlet to facilitate the resale of used trailers taken in trade upon the sale of new trailers, which is a common practice with fleet customers.

We also sell our van trailers through a network of 27 independent dealers with approximately 62 locations throughout North America. Our platform trailers are sold through 90 independent dealers with approximately 141 locations throughout North America. The dealers primarily serve mid-market and smaller sized carriers and private fleets in the geographic region where the dealer is located and occasionally may sell to large fleets. The dealers may also perform service work for our customers.

Raw Materials

We utilize a variety of raw materials and components including specialty steel coil, plastic, aluminum, lumber, tires, landing gear, axles and suspensions, which we purchase from a limited number of suppliers. Costs of raw materials and component parts represented approximately 77%, 74% and 75% of our consolidated net sales in 2011, 2010 and 2009, respectively. Significant price fluctuations or shortages in raw materials or finished components has had, and could have further, adverse effects on our results of operations. In 2012 and for the foreseeable future, we expect that the raw materials used in the greatest quantity will be steel, aluminum, plastic and wood. For 2012, we expect there to be continued price volatility for our primary raw materials and component parts, including aluminum, steel, plastic and tires. Our Harrison, Arkansas laminated hardwood floor facility provides the majority of our requirements for the flooring of our dry van trailers and has adequate capacity to meet our needs throughout 2012.

Backlog

Orders that have been confirmed by customers in writing, have defined delivery timeframes and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms or cancellation. Our backlog of orders at December 31, 2011 and 2010 were approximately $587 million and $480 million, respectively. We expect to complete the majority of our existing backlog orders within the next 12 months.

Patents and Intellectual Property

We hold or have applied for 64 patents in the U.S. on various components and techniques utilized in our manufacture of transportation equipment. In addition, we hold or have applied for 81 patents in foreign countries. Our patents include intellectual property related to the manufacture of trailers using our proprietary DuraPlate® product, which we believe offers us a significant competitive advantage. The patents in our DuraPlate® portfolio have expiration dates ranging from 2016 to 2029. In addition, we have applied for, or been granted, patents in the U.S. and foreign countries relating to innovative product designs or design improvements, which were first developed by Wabash and have become highly desirable in our industry. In our view there are no meaningful patents having an expiration date prior to 2016.

We also hold or have applied for 34 trademarks in the U.S. as well as 36 trademarks in foreign countries. These trademarks include the Wabash®, Wabash National®, Transcraft® and Benson® brand names as well as trademarks associated with our proprietary products such as DuraPlate®, RoadRailer®, Eagle® and Benson® trailers. We believe these trademarks are important for the identification of our products and the associated customer goodwill; however, our business is not materially dependent on such trademarks.

Research and Development

Research and development expenses are charged to earnings as incurred and were $1.0 million, $0.9 million and $1.2 million in 2011, 2010 and 2009, respectively.

Environmental Matters

Our facilities are subject to various environmental laws and regulations, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes and occupational safety and health. Our operations and facilities have been, and in the future may become, the subject of enforcement actions or proceedings for non-compliance with such laws or for remediation of company-related releases of substances into the environment. Resolution of such matters with regulators can result in commitments to compliance abatement or remediation programs and in some cases the payment of penalties (see Item 3 “Legal Proceedings”).

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

Employees

As of December 31, 2011 and 2010, we had approximately 2,600 and 1,800 full-time associates, respectively. Throughout 2011, all of our active associates were non-union. In order to meet the increase in our customers’ demand for products throughout 2011, we added approximately 1,000 production related full-time and temporary associates during the current year period, representing a year-over-year increase of approximately 38%. Our temporary associates represented approximately 50% of our overall production workforce as of December 31, 2011 as compared to approximately 40% as of the prior year period. We place a strong emphasis on maintaining good employee relations by promoting educational programs and quality improvement teams.

Executive Officers of Wabash National Corporation

The following are the executive officers of the Company:

Name	Age	Position
Richard J. Giromini	58	President and Chief Executive Officer, Director
Rodney P. Ehrlich	65	Senior Vice President – Chief Technology Officer
Bruce N. Ewald	60	Senior Vice President – Sales and Marketing
Timothy J. Monahan	59	Senior Vice President – Human Resources
Erin J. Roth	36	Senior Vice President – General Counsel and Secretary
Mark J. Weber	40	Senior Vice President – Chief Financial Officer

Richard J. Giromini.  Mr. Giromini was promoted to President and Chief Executive Officer on January 1, 2007. He had been Executive Vice President and Chief Operating Officer from February 28, 2005 until December 2005 when he was appointed President and a Director of the Company. Prior to that, he had been Senior Vice President – Chief Operating Officer since joining the Company on July 15, 2002. Mr. Giromini was with Accuride Corporation from April 1998 to July 2002, where he served in capacities as Senior Vice President – Technology and Continuous Improvement; Senior Vice President and General Manager – Light Vehicle Operations; and President and CEO of AKW LP. Previously, Mr. Giromini was employed by ITT Automotive, Inc. from 1996 to 1998 serving as the Director of Manufacturing. Mr. Giromini also serves on the board of directors of Robbins & Myers, Inc., a global supplier of highly engineered equipment and systems for critical applications in energy, industrial, chemical and pharmaceutical markets, which he joined in October 2008. Mr. Giromini holds a Bachelor of Science degree in mechanical and industrial engineering and a Master of Science degree in industrial management, both from Clarkson University. He is a graduate of the Advanced Management Program at the Duke University Fuqua School of Management.

Rodney P. Ehrlich.  Mr. Ehrlich has been Senior Vice President – Chief Technology Officer of the Company since January 2004. From 2001 to 2003, Mr. Ehrlich was Senior Vice President of Product Development. Mr. Ehrlich has been in charge of the Company's engineering operations since the Company's founding. Prior to Wabash National, Mr. Ehrlich started with Monon Trailer Corporation in 1963 working various positions until becoming Chief Engineer in 1973, Director of Engineering in 1978, and serving until joining the founders of Wabash National in 1985. Mr. Ehrlich has obtained over 60 patents in trailer related design during his 48 year trailer career. Mr. Ehrlich holds a Bachelor of Science degree in Mechanical Engineering from Purdue University.

Bruce N. Ewald. Mr. Ewald’s original appointment was Vice President and General Manager of Wabash National Trailer Centers, Inc. when he joined the Company in March 2005. In October 2005, he was promoted to Senior Vice President – Sales and Marketing. Mr. Ewald has nearly 30 years of experience in the transportation industry. Most recently, Mr. Ewald was with PACCAR from 1991 to February 2005 where he served in a number of executive-level positions. Prior to PACCAR, Mr. Ewald spent 10 years with Genuine Parts Co. where he served in several positions, including President and General Manager, Napa Auto Parts/Genuine Parts Co. Mr. Ewald holds a Bachelor of Science degree in Business from the University of Minnesota.

Timothy J. Monahan.  Mr. Monahan has been Senior Vice President – Human Resources since joining the Company in October 2003. In addition, he also oversees the Company’s Information Technology group. Prior to Wabash, Mr. Monahan was with Textron Fastening Systems from 1999 to October 2003 where he served as Vice President – Human Resources for the Commercial Solutions Group and later Global Vice President – Human Resources. Previously, Mr. Monahan served in a variety of key executive roles at Beloit Corporation, Ingersoll Cutting Tools and Regal Beloit Corporation, including Vice President – Human Resources at both Beloit’s Mill Pro and Paper Machinery Groups. Mr. Monahan serves on the board of directors of Global Specialty Solutions, a global producer of special cutting tools and tooling solutions. He holds a Bachelor of Science degree from Milton College and has attended several executive management programs, including the Duke University Fuqua School of Management where he completed the Advanced Executive Management Program.

Erin J. Roth.  Effective January 1, 2011, Ms. Roth was promoted to the position of Senior Vice President – General Counsel and Secretary, following her appointment on March 1, 2010 to the position of Vice President – General Counsel and Secretary. Ms. Roth joined the Company in March 2007 as Corporate Counsel and was promoted in July 2009 to Senior Corporate Counsel. For the five years prior to joining the

Company, Ms. Roth was engaged in the private practice of law with Barnes & Thornburg, LLP, representing a number of private and public companies throughout the U.S. Ms. Roth earned her Bachelor of Science degree in Accounting from Butler University and her Juris Doctorate from the Georgetown University Law Center.

Mark J. Weber.  Mr. Weber was promoted to Senior Vice President – Chief Financial Officer on August 31, 2009. Mr. Weber joined the Company in August 2005 as Director of Internal Audit, was promoted in February 2007 to Director of Finance, and in November 2007 he was promoted to Vice President and Corporate Controller. Prior to joining the Company, Mr. Weber was with Great Lakes Chemical Corporation from October 1995 through August 2005 where he served in several positions of increasing responsibility within accounting and finance, including Vice President of Finance. Mr. Weber earned his Masters of Business Administration and Bachelor of Science in Accounting from Purdue University’s Krannert School of Management.

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

Risks Related to Our Business, Strategy and Operations

Our business is highly cyclical, which has had, and could have further, adverse effects on our sales and results of operations.

The truck trailer manufacturing industry historically has been and is expected to continue to be cyclical, as well as affected by overall economic conditions. Customers historically have replaced trailers in cycles that run from five to 12 years, depending on service and trailer type. Poor economic conditions can adversely affect demand for new trailers and have historically, and has currently, led to an overall aging of trailer fleets beyond this typical replacement cycle. Customers’ buying patterns can also reflect regulatory changes, such as federal hours-of-service rules as well as overall truck safety and federal emissions standards.

While we have taken steps to diversify our product offerings through the implementation of our strategic plan, we are subject to the cyclicality. As a result, during downturns, we operate with a lower level of backlog and have had to temporarily slow down or halt production at some or all of our facilities, including extending normal shut down periods and reducing salaried headcount levels. We could be forced to further slow down or halt additional production. An economic downturn may reduce, and in the past has reduced, demand for trailers, resulting in lower sales volumes, lower prices and decreased profits.

Demand for new trailers has been and will continue to be sensitive to economic conditions over which we have no control and that may further adversely affect our revenues and profitability.

Demand for trailers is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, new housing starts, government regulations and the availability of financing and interest rates. The status of these economic conditions periodically have an adverse effect on truck freight and the demand for and the pricing of our trailers, and have resulted in, and could continue to result in, the inability of customers to meet their contractual terms or payment obligations, which could further cause our operating revenues and profits to decline.

We have a limited number of suppliers of raw materials and components; increases in the price of raw materials or the inability to obtain raw materials could adversely affect our results of operations.

We currently rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, such as tires, landing gear, axles, suspensions and specialty steel coil used in DuraPlate® panels. From time to time, there have been and may in the future be shortages of supplies of raw materials or components, or our suppliers may place us on allocation, which would have an adverse impact on our ability to meet demand for our products. Shortages and allocations may result in inefficient operations and a build-up of inventory, which can negatively affect our working capital position. In addition, price volatility in commodities we purchase which impact the pricing of raw materials could continue to have negative impacts to our operating margins. The loss of any of our suppliers or their inability to meet our price, quality, quantity and delivery requirements could have a significant impact on our results of operations.

Our results of operations declined significantly in recent periods and have only recently begun a recovery, and the impact of the current global economic weakness and its effects on our industry could continue to harm our operations and financial performance.

As of December 31, 2011, our stockholders' equity totaled $146.3 million. For the three years ending December 31, 2011, we have recorded net losses from operations totaling $61.7 million. These accumulated net operating losses reflect the conditions in the markets we serve and the general condition of the global economy. We believe that the overall industry in which we operate has been affected similarly during this period.

The recent global economic downturn caused demand for new trailers from 2007 through 2009 to decline and led to, in some cases, the cyclical timeframe for trailer replacement to be delayed due to economic pressures. However, we believe that the trailer industry is currently experiencing a period of economic recovery. The demand environment for trailers has improved in each of the last two years and we believe the strong demand market will continue for the next several years. For example, according to a January 2012 report by ACT Research Company (“ACT”), total trailer industry shipments for 2011 were approximately 209,000 trailers, representing an increase of approximately 68% from 2010. In addition, ACT is estimating 2012 trailer volumes to be approximately 246,000 trailers, representing an increase of approximately 18% from 2011 with continued strong demand levels through 2016 with estimated annual demand in excess of 215,000 trailers throughout the next five years. By comparison, total trailer industry shipments for the years ending 2010, 2009 and 2008 were approximately 124,000 trailers, 79,000 trailers and 143,000 trailers, respectively, which were all well below industry replacement demand levels of approximately 185,000 trailers.

However, even with the forecasted recovery within the trailer manufacturing industry, we cannot make any assurances that we will be profitable in future periods or that we will be able to sustain or increase profitability in the future. Increasing our profitability will depend on several factors, including, but not limited to, our ability to increase our overall trailer volumes, improve our gross margins, gain continued momentum on our product diversification efforts and manage our expenses. If we are unable to generate profitability in the future, we may not be able to meet our requirements under our revolving credit facility.

We continue to be affected by the credit markets, as well as the decline in the housing and construction-related markets in the U.S. The same general economic concerns faced by us are also faced by our customers. We believe that some of our customers are highly leveraged, have limited access to capital, and may be reliant on liquidity from global credit markets and other sources of external financing. If the current conditions impacting the credit markets and general economy are prolonged, we may be faced with unexpected delays in product purchases or the loss of customers, which could further materially impact our financial position, results of operations and cash flow. Further, lack of liquidity by our customers could impact our ability to collect amounts owed to us. While we have taken steps to address these concerns through the implementation of our strategic plan, we are not immune to the pressures being faced by our industry or the global economy, and our results of operations may decline.

Our ability to fund operations is limited by our cash on hand and available borrowing capacity under our revolving credit facility.

As of December 31, 2011, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $125.7 million, representing an increase of $65.3 million from December 31, 2010. Our ability to fund our working capital needs and capital expenditures is limited by the net cash provided by operations, cash on hand and available borrowings under our revolving credit facility. Additional declines in net cash provided by operations, increases in working capital requirements necessitated by an increased demand for our products and services, further decreases in the availability under the revolving credit facility or changes in the credit our suppliers provide to us, could rapidly exhaust our liquidity. However, we believe our liquidity on December 31, 2011 of $125.7 million and our expected continued improvements in profitability will be more than adequate to fund working capital requirements and capital expenditures throughout 2012, which we expect to be a period of continued strong demand within the trailer manufacturing industry. Furthermore, we continue to have the option, subject to certain conditions, to request an additional incremental increase to the total commitment of our revolving credit facility of $25 million.

Our revolving credit facility contains several restrictive covenants that, if breached, could limit our financial and operating flexibility and subject us to other risks.

Our revolving credit facility includes certain financial covenants. Breaching those financial covenants would trigger an event of default and our lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding and foreclose on the collateral.

Our revolving credit facility requires that we maintain a certain minimum level of availability throughout the duration of the agreement. If our availability is less than 12.5% of the total revolving commitment, we are required to maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 as of the end of any period of 12 fiscal months. If our availability is less than 15% of the total revolving commitment or if there exists an event of default, amounts in our deposit account (other than certain excluded accounts) will be transferred daily into a blocked account held by our bank and applied to reduce the outstanding amounts under the revolving credit facility. Our revolving credit facility also contains customary covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets.

Our revolving credit facility also contains customary events of default that include, without limitation, failure to pay obligations when due, initiation of insolvency proceedings, defaults on certain other indebtedness and the incurrence of certain judgments that are not stayed, satisfied, bonded or discharged within 30 days.

Due to the amount of our excess availability, as calculated under the revolving credit facility, we are currently in compliance with all covenants. Our ability to comply with our credit facility in the future may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

A change in our customer relationships or in the financial condition of our customers has had, and could have further, adverse effects on our business.

We have longstanding relationships with a number of large customers to whom we supply our products. We do not have long-term agreements with these customers. Our success is dependent, to a significant extent, upon the continued strength of these relationships and the growth of our core customers. We often are unable to predict the level of demand for our products from these customers, or the timing of their orders. In addition, the same economic conditions that adversely affect us also often adversely affect our customers. In recent years, the demand environment has caused us to experience reduced demand. As some of our customers are highly leveraged and have limited access to capital, their continued existence may be uncertain. The loss of a significant customer or unexpected delays in product purchases could further adversely affect our business and results of operations.

Our backlog is not necessarily indicative of the level of our future revenues.

Our backlog represents future production for which we have written orders from our customers that can be produced or sold in the next 18 months. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms, or cancellation, and our reported backlog may not be converted to revenue in any particular period and actual revenue from such orders may not equal our backlog revenues. Therefore, our backlog is not necessarily indicative of the level of our future revenues. Order cancellations within the trailer industry, according to ACT, were 3.2% for 2011 further supporting the commitment from fleet operators and their need for new equipment.

Our technology and products may not achieve market acceptance or competing products could gain market share, which could adversely affect our competitive position.

We continue to optimize and expand our product offerings to meet our customer needs through our established brands, such as DuraPlate®, DuraPlateHD®, DuraPlate® XD-35TM, FreightPro®, ArcticLite®, Transcraft®, Eagle® and Benson®. While we target product development to meet customer needs, there is no assurance that our product development efforts will be embraced and that we will meet our sales projections. Companies in the truck transportation industry, a very fluid industry in which our customers primarily operate, make frequent changes to maximize their operations and profits.

Over the past several years, we have seen a number of our competitors follow our leadership in the development and use of composite sidewalls that bring them into direct competition with our DuraPlate® products. Our product development is focused on maintaining our leadership on these products but competitive pressures may erode our market share or margins. We continue to take steps to protect our proprietary rights in our products. However, the steps we have taken to protect them may not be sufficient or may not be enforced by a court of law. If we are unable to protect our intellectual properties, other parties may attempt to copy or otherwise obtain or use our products or technology. If competitors are able to use our technology, our ability to effectively compete could be harmed. In addition, litigation related to intellectual property could result in substantial costs and efforts which may not result in a successful outcome.

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

If we are unable to successfully compete with other trailer manufacturers, we could lose customers and our revenues may decline. In addition, competitive pressures in the industry may affect the market prices of our new and used equipment, which, in turn, may adversely affect our sales margins and results of operations.

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

As a manufacturer of products widely used in commerce, we are subject to product liability claims and litigation, as well as warranty claims. From time to time claims may involve material amounts and novel legal theories, and any insurance we carry may prove inadequate coverage to insulate us from material liabilities for these claims.

In addition to product liability claims, we are subject to legal proceedings and claims that arise in the ordinary course of business, such as workers' compensation claims, OSHA investigations, employment disputes and customer and supplier disputes arising out of the conduct of our business. Litigation may result in substantial costs and may divert management's attention and resources from the operation of our business, which could have a material adverse effect on our business, results of operations or financial condition. As described in more detail in “Item 3 — Legal Proceedings” below, we are currently appealing a judgment rendered by the Fourth Civil Court of Curitiba, Brazil, in a lawsuit that has been pending since 2001. While we are appealing this judgment, which renders it unenforceable at this time, and the Brazilian Court of Appeals has the authority to render a new judgment in the case without any regard to the lower court’s findings, the ultimate outcome of the case is uncertain and the resolution of this litigation may result in us incurring substantial costs that are not covered by insurance.

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

As of December 31, 2011, we had approximately $166 million of remaining U.S. federal income tax net operating loss carryforwards (“NOLs”), which will begin to expire in 2022, if unused, and which may be subject to other limitations under Internal Revenue Service (the “IRS”) rules. We have various, multistate income tax net operating loss carryforwards, which have been recorded as a deferred income tax asset, of approximately $16 million, before valuation allowances. We also have various U.S. federal income tax credit carryforwards, which will expire beginning in 2013, if unused. Our NOLs, including any future NOLs that may arise, are subject to limitations on use under the IRS rules, including Section 382 of the Internal Revenue Code of 1986, as revised. Section 382 limits the ability of a company to utilize NOLs in the event of an ownership change. We would undergo an ownership change if, among other things, the stockholders, or group of stockholders, who own or have owned, directly or indirectly, 5% or more of the value of our stock or are otherwise treated as 5% stockholders under Section 382 and the regulations promulgated thereunder increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of our stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change.

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

On May 28, 2010 a change of ownership did occur resulting from the issuance of 11,750,000 shares of common stock, which invoked a limitation on the utilization of pre-ownership change U.S. Federal NOLs under Section 382. Pre-ownership change U.S. Federal NOLs at December 31, 2011 are $154 million. Management has estimated the annual U.S. Federal NOL limitations under IRC Section 382 through 2014 are $95 million for 2012, $40 million for 2013 and $19 million for 2014. To the extent the limitation in any year is not reached, any remaining limitation can be carried forward indefinitely to future years. Post-ownership change U.S. Federal NOLs at December 31, 2011 are $12 million, which is currently not subject to utilization limits.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

Manufacturing Facilities

We own or lease, and operate manufacturing facilities in Lafayette, Indiana and Cadiz, Kentucky, as well as a trailer floor manufacturing facility in Harrison, Arkansas. Our main Lafayette facility is a 1.2 million square foot facility that houses truck trailer and composite material production, tool and die operations, research laboratories and offices. The second Lafayette facility is 0.8 million square feet and used for the production of refrigerated trailers and frac tanks. In total, our facilities have the capacity to produce approximately 80,000 trailers annually on a three shift, five-day workweek schedule, depending on the mix of products.

Retail Facilities

Retail facilities include 12 branch locations throughout North America. Each sales and service branch consists of an office, parts warehouse and service space, and ranges in size from 20,000 to 50,000 square feet per facility. The 12 facilities are located in nine states with two of the facilities being leased.

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

The case grows out of a joint venture agreement between BK and the Company related to marketing of RoadRailer trailers in Brazil and other areas of South America. When BK was placed into the Brazilian equivalent of bankruptcy late in 2000, the joint venture was dissolved. BK subsequently filed its lawsuit against the Company alleging that it was forced to terminate business with other companies because of the exclusivity and non-compete clauses purportedly found in the joint venture agreement. BK asserted damages, exclusive of any potentially court-imposed interest or inflation adjustments, of approximately R$20.8 million (Brazilian Reais). BK did not change the amount of damages it asserted following its filing in the case in 2001.

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil. On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered us to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damage amount is approximately R$26.7 million (Brazilian Reais), which is approximately $15.3 million U.S. dollars using current exchange rates and exclusive of any potentially court-imposed interest, fees or inflation adjustments (which are currently estimated at a maximum of approximately $63 million, at current exchange rates, but may change with the passage of time and/or the discretion of the court at the time of final judgment in this matter). Due, in part, to the amount and types of damages awarded by the Fourth Civil Court of Curitiba, we immediately filed for clarification of the judgment, which renders the judgment unenforceable at this time. Upon receipt of a clarified judgment from the Fourth Civil Court of Curitiba, we also plan to appeal the judgment to the State of Paraná Court of Appeals. The Court of Appeals has the authority to re-hear all facts presented to the lower court, as well as to reconsider the legal questions presented in the case, and to render a new judgment in the case without regard to the lower court’s findings. Pending outcome of this appeal process, the judgment is not enforceable by the plaintiff. Any ruling from the Court of Appeals is not expected prior to the third quarter of 2012, and, accordingly, the judgment rendered by the lower court cannot be enforced prior to that time, and may be overturned or reduced as a result of this process. We believe that the claims asserted by BK are without merit and we intend to continue to vigorously defend our position. We have not recorded a charge with respect to this loss contingency as of December 31, 2011. Furthermore, at this time, we do not have sufficient information to predict the ultimate outcome of the case and are unable to estimate the amount of any reasonable possible loss or range of loss that we may be required to pay at the conclusion of the case. We will reassess the need for the recognition of a loss contingency upon the receipt of a clarified judgment and assignment of the case in the Court of Appeals, upon a decision to settle this case with the plaintiffs or an internal decision as to an amount that we would be willing to settle or upon the outcome of the appeals process.

Intellectual Property

In October 2006, we filed a patent infringement suit against Vanguard National Corporation (“Vanguard”) regarding our U.S. Patent Nos. 6,986,546 and 6,220,651 in the U.S. District Court for the Northern District of Indiana (Civil Action No. 4:06-cv-135). We amended the Complaint in April 2007. In May 2007, Vanguard filed its Answer to the Amended Complaint, along with Counterclaims seeking findings of non-infringement, invalidity, and unenforceability of the subject patents. We filed a reply to Vanguard’s counterclaims in May 2007, denying any wrongdoing or merit to the allegations as set forth in the counterclaims. The case has currently been stayed by agreement of the parties while the U.S. Patent and Trademark Office (“Patent Office”) undertakes a reexamination of U.S. Patent Nos. 6,986,546. In June 2010, the Patent Office notified the Company that the reexamination is complete and the Patent Office has reissued U.S. Patent No. 6,986,546 without cancelling any claims of the patent. The parties have not yet petitioned the Court to lift the stay, and it is unknown at this time when the parties’ petition to lift the stay may be filed or granted.

We believe that our claims against Vanguard have merit and that the claims asserted by Vanguard are without merit. We intend to vigorously defend its position and intellectual property. We believe that the resolution of this lawsuit will not have a material adverse effect on our financial position, liquidity or future results of operations. However, at this stage of the proceeding, no assurance can be given as to the ultimate outcome of the case.

Environmental Disputes

In September 2003, we were noticed as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (“EPA”) pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site (the “Superfund Site”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). PRPs include current and former owners and operators of facilities at which hazardous substances were allegedly disposed. The EPA’s allegation that we were a PRP arises out of our acquisition of a former branch facility located approximately five miles from the original Superfund Site. We acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002. In June 2010, we were contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that we contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010. We initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from us. If the settlement is approved by all parties, it will prevent any third party from successfully bringing claims against us for environmental contamination relating to this former branch property. We have been awaiting approval from the ADEQ since the settlement was first proposed in July 2010. Based on communications with the RID and ADEQ in December 2011, we do not expect to receive a response regarding the approval of the settlement from the ADEQ for, at least, several additional months. Based upon our limited period of ownership of the former branch property, and the fact that we no longer own the former branch property, we do not anticipate that the ADEQ will reject the proposed settlement, but no assurance can be given at this time as to the ADEQ’s response to the settlement proposal. The proposed settlement terms were accrued in 2010 and did not have a material adverse effect on our financial condition or results of operations, and we believe that any ongoing proceedings will not have a material adverse effect on our financial condition or results of operations.

In January 2006, we received a letter from the North Carolina Department of Environment and Natural Resources indicating that a site that we formerly owned near Charlotte, North Carolina has been included on the state's October 2005 Inactive Hazardous Waste Sites Priority List. The letter states that we were being notified in fulfillment of the state's “statutory duty” to notify those who own and those who at present are known to be responsible for each Site on the Priority List. No action is being requested from us at this time, and we have received no further notices or communications regarding this matter from the state of North Carolina. We do not expect that this designation will have a material adverse effect on our financial condition or results of operations.

ITEM 4 — MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information Regarding our Common Stock

Our common stock is traded on the New York Stock Exchange (ticker symbol: WNC). The number of record holders of our common stock at February 22, 2012 was 877.

We declared quarterly dividends of $0.045 per share on our common stock from the first quarter of 2005 through the third quarter of 2008. In December 2008, we suspended the payment of our quarterly dividend due to the continued weak economic environment and the uncertainty as to the timing of a recovery as well as our effort to enhance liquidity. No dividends on our common stock were declared or paid in 2011. The reinstatement of quarterly cash dividends on our common stock will depend on our future earnings, capital availability, financial condition and the discretion of our Board of Directors.

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

High and low stock prices as reported on the New York Stock Exchange for the last two years were:

	High	Low
2010
First Quarter	$7.84	$1.82
Second Quarter	$10.85	$5.86
Third Quarter	$8.94	$5.96
Fourth Quarter	$13.00	$7.51
2011
First Quarter	$13.17	$9.85
Second Quarter	$11.99	$8.45
Third Quarter	$9.78	$4.48
Fourth Quarter	$8.12	$4.22

Performance Graph

The following graph shows a comparison of cumulative total returns for an investment in our common stock, the S&P 500 Composite Index and the Dow Jones Transportation Index. It covers the period commencing December 31, 2006 and ending December 31, 2011. The graph assumes that the value for the investment in our common stock and in each index was $100 on December 31, 2006 and that all dividends were reinvested.

Comparative of Cumulative Total Return
December 31, 2006 through December 31, 2011
among Wabash National Corporation, the S&P 500 Index
and the Dow Jones Transportation Index

Purchases of Our Equity Securities

For the quarter ending December 31, 2011, we repurchased a total of 4,257 shares to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards. During this period, there were no repurchases made pursuant to any repurchase programs.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2011	—	$—	—	—
November 2011	—	$—	—	—
December 2011	4,257	$6.61	—	—
Total	4,257	$6.61	—	—

ITEM 6 — SELECTED FINANCIAL DATA

The following selected consolidated financial data with respect to Wabash National for each of the five years in the period ending December 31, 2011, have been derived from our consolidated financial statements. The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$1,187,244	$640,372	$337,840	$836,213	$1,102,544
Cost of sales	1,120,524	612,289	360,750	815,289	1,010,823
Gross profit	$66,720	$28,083	$(22,910)	$20,924	$91,721
Selling, general and administrative expenses	46,930	43,500	43,164	58,384	65,255
Impairment of goodwill	—	—	—	66,317	—
Income (Loss) from operations	$19,790	$(15,417)	$(66,074)	$(103,777)	$26,466
Interest expense	(4,136)	(4,140)	(4,379)	(4,657)	(5,755)
Increase in fair value of warrant	—	(121,587)	(33,447)	—	—
Other, net	(441)	(667)	(866)	(328)	3,977
Income (Loss) before income taxes	$15,213	$(141,811)	$(104,766)	$(108,762)	$24,688
Income tax expense (benefit)	171	(51)	(3,001)	17,064	8,403
Net income (loss)	$15,042	$(141,760)	$(101,765)	$(125,826)	$16,285
Preferred stock dividends and early extinguishment	—	25,454	3,320	—	—
Net income (loss) applicable to common stockholders	$15,042	$(167,214)	$(105,085)	$(125,826)	$16,285
Basic net income (loss) per common share	$0.22	$(3.36)	$(3.48)	$(4.21)	$0.53
Diluted net income (loss) per common share	$0.22	$(3.36)	$(3.48)	$(4.21)	$0.52
Common stock dividends declared	$—	$—	$—	$0.135	$0.180
Balance Sheet Data:
Working capital	$95,529	$61,427	$(34,927)	$(2,698)	$146,616
Total assets	$388,050	$302,834	$223,777	$331,974	$483,582
Total debt and capital leases	$69,821	$59,554	$33,243	$85,148	$104,500
Stockholders' equity	$146,346	$129,025	$53,485	$153,437	$279,929

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2011, and our capital resources and liquidity as of December 31, 2011. Our discussion begins with our assessment of the condition of the North American trailer industry along with a summary of the actions we have taken to strengthen the Company. We then analyze the results of our operations for the last three years, including the trends in the overall business and our operating segments, followed by a discussion of our cash flows and liquidity, capital markets events and transactions, our credit facility and contractual commitments. We also provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. These are the critical accounting policies that affect the recognition and measurement of our transactions and the balances in our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements that we adopted during the year, if any, as well as those not yet adopted that may have an impact on our financial accounting practices.

We have three reportable operating segments: Commercial Trailer Products, Diversified Products and Retail. The Commercial Trailer Products segment produces trailers that are sold to customers who purchase trailers directly or through independent dealers and to the Retail segment. The Diversified Products segment focuses on our commitment to expand our customer base, diversify our product offerings and revenues and extend our market leadership by leveraging our proprietary DuraPlate® panel technology, drawing on our core manufacturing expertise and making available products that are complementary to the truck trailers and transportation equipment we offer. The Retail segment includes the sale of new and used trailers, as well as the sale of aftermarket parts and service through our retail branch network.

Executive Summary

While we experienced historically low demand for trailers during the years ending December 31, 2009 and 2010 as the trailer industry dropped to levels not seen in over 35 years, the 2010 period was still a significant improvement from the previous year period and reflected the beginning of a recovery within the trailer industry. The demand environment for the trailer industry has continued to strengthen throughout 2011, as evidenced by the 91% increase in our new trailer shipments and an improved backlog of $587 million. According to most recent ACT estimates, total new trailer shipments in 2011 were approximately 209,000 trailers, representing an increase of 68% as compared to the prior year shipments and the first year since 2006 that the total trailer demand exceeded replacement demand levels of approximately 185,000 trailers. These positive trends, coupled with our continued diversification initiatives, yielded significant improvement to both revenue and gross profit as compared to the previous years. Gross profit levels showed improvement in 2011 due primarily to increases in new trailer volumes and continued growth of our non-trailer product revenues, which generally provide higher margins as compared to the previous year.

As the outlook within the trailer industry continued to show signs of significant positive momentum, in June 2011 we entered into a new credit agreement with Wells Fargo Capital Finance, LLC, as well as certain other lender participants, which, as subsequently amended, increased our borrowing capacity from $100 million to $175 million, subject to a borrowing base, extended the maturity by five years to June 2016 and reduced our borrowing costs relative to the previous facility. This new facility also provides us the option to increase the total borrowing capacity to $200 million, subject to certain conditions. As a result of our new credit agreement, a continued improvement in the trailer market and the various cash management actions implemented during the most recent economic downturn, we were able to make significant improvements to our liquidity position, defined as cash on hand and available borrowing capacity. As of December 31, 2011, our liquidity position totaled $125.7 million, an increase of approximately $65.3 million, or 108%, from the previous year.

The outlook for the overall trailer market for 2012 supports an environment of continued increased demand when compared to 2011. In fact, most recent estimates from industry forecasters, ACT and FTR Associates (“FTR”), indicate demand levels to be in excess of 240,000 trailers through 2014 and levels above 215,000 through 2016. Furthermore, both ACT and FTR are currently estimating 2012 levels to be approximately 246,000 and 251,000 trailers, respectively, reflecting an approximate increase of 20% as compared to 2011. This continued strong demand environment reinforces our belief that the recovery of the industry is under way, and we believe we are well positioned to capitalize on the expected improvement in overall demand while also achieving improvements to our pricing of trailers to support further investment in these products. While 2011 was a price competitive environment for the trailer industry, we have begun to see some improvement in pricing power as trailer order demand and confidence levels have increased throughout the past couple years.

We are also not relying solely on volume recovery within the trailer industry to improve operations and enhance profitability. Through our Diversified Products operating segment, we remain committed to enhancing our business model through organic growth, expanding our customer base, diversifying our product offerings and revenues and extending our market leadership by leveraging our proprietary DuraPlate® panel technology, drawing on our core manufacturing expertise and making available products that are complementary to the truck trailers and transportation-related equipment we offer. Through this operating segment, we can offer a wide array of products and customer-specific solutions that we believe provide a good foundation for achieving these goals. Continuing to identify the appropriate opportunities to leverage our proprietary technology and core manufacturing expertise into new applications and end markets enables us to deliver greater value to our customers and shareholders.

Operating Performance

We measure our operating performance in four key areas – Safety/Environmental, Quality, Productivity and Continuous Improvement. Our objective of being better today than yesterday and better tomorrow than we are today is simple, straightforward and easily understood by all our associates.

•	Safety/Environmental. We continually focus on reducing the severity and frequency of workplace injuries in order to minimize our workers compensation costs and to create a safe environment for all associates. In addition, we maintain ISO 14001 registration of our Environmental Management System at our Lafayette operations. We believe that our improved environmental, health and safety management translates into higher labor productivity and lower costs as a result of less time away from work and improved system management.
•	Quality. We monitor product quality on a continual basis through a number of means for both internal and external performance as follows:
–	Internal performance. Our primary internal quality measurement is Process Yield. Process Yield is a performance metric that measures the impact of all aspects of the business on our ability to ship trailers at the end of the production process. As with previous years, the expectations of the highest quality product continue to increase while maintaining Process Yield performance and reducing rework.
–	External performance. We actively measure and track our warranty claims and costs. Early life cycle warranty claims are trended for performance monitoring and have shown a steady improvement from an average of approximately 6 claims per 100 trailers in 2005 to 2.5 claims per 100 trailers in 2011. This information is utilized, along with other data, to drive continuous improvement initiatives relative to product quality and reliability.
•	Productivity. We measure productivity on many fronts. Some key indicators include production line cycle-time speed, man-hours per trailer and inventory levels. Improvements over the last several years in these areas have translated into significant improvements in our ability to better manage inventory flow and control costs. During the past couple of years, we focused on productivity enhancements within manufacturing assembly and sub-assembly areas through developing the capability for mixed model production. We also established a central warehousing and distribution center to improve material flow, inventory levels and inventory accuracy within our supply chain. The successful implementation of these productivity enhancements supported our ability to effectively manage the increases in trailer volumes realized in 2011 and anticipated in the future as compared to the previous year.
•	Cost Reduction. We believe continuous improvement is a fundamental component of our operational excellence focus. In 2010, we trained and deployed several team-focused groups through the successful integration of a Wabash Integrated Network (WIN) program which empowered the manufacturing workforce to improve their departments through continuous improvement activities in many areas throughout our company. Our continued focus on the WIN program in 2011 has allowed us to improve all areas of manufacturing, including safety, quality, inventory management, maintenance and cost reduction. Utilizing these systems has enabled us to realize total cost per unit reductions by increased capacity utilization of all facilities while maintaining a lower level of fixed overhead. In addition, in 2010 we were able to successfully complete the consolidation of our platform manufacturing facilities into one location which has enabled us to significantly lower our overall manufacturing cost per unit.

Industry Trends

Truck transportation in the U.S., according to the ATA, was estimated to be a $564 billion industry in 2010. ATA estimates that approximately 67% of all freight tonnage is carried by trucks at some point during its shipment. Trailer demand is a direct function of the amount of freight to be transported. To monitor the state of the industry, we evaluate a number of indicators related to trailer manufacturing and the transportation industry. Recent trends we have observed include the following:

•	Transportation / Trailer Cycle. Transportation in the U.S., including trucking, is a cyclical industry that has experienced three cycles over the last 20 years. The most recently completed cycle began in early 2001 when industry shipments totaled approximately 140,000, reached a peak in 2006 with shipments of approximately 280,000 and reached the bottom in 2009 with shipments of approximately 79,000 trailers. In each of these three U.S. economic downturns, the decline in freight tonnage preceded the general economic decline by approximately two and one-half years and its recovery has generally preceded that of the economy as a whole. The trailer industry generally follows the transportation industry cycles. After three consecutive years with total trailer output well below replacement demand levels of approximately 185,000 trailers, 2011 was a year of significant improvement in which the total trailer market increased 68% from the previous year to approximately 209,000. As we enter the early stages of an economic recovery, ACT is estimating demand within the trailer industry to increase in 2012 and 2013 to approximately 246,000 and 267,000 trailers, respectively, with forecasted demand to remain above 215,000 trailers through 2016. Furthermore, the increase in demand for trailers in 2012 and 2013 is being driven by improvements within the dry van segment, our largest product line. ACT is forecasting the total dry van market to grow from approximately 117,000 trailers in 2011 to approximately 135,000 and 160,000 trailers in 2012 and 2013, respectively, representing year-over-year increases of 15% and 19%, respectively. Our view is generally consistent with that of ACT.
•	Age of Trailer Fleets. The average age of fleets has continued to increase over the past several years as fleets deferred on their capital investments during the most recent industry downturn. According to ACT, the average age of dry and refrigerated vans in 2011 remained at historical highs that were reached in 2010 of approximately 8.5 years and 6 years, respectively, as compared to 7 years and 5.5 years, respectively, in 2007. The increase in age of trailers suggests an increase in replacement demand over the next several years.
•	New Trailer Orders. According to ACT, total orders in 2011 were approximately 235,000 trailers, a 37% increase from approximately 171,000 trailers ordered in 2010, driven by the dry van segment, the largest within the trailer industry, increasing year-over-year by approximately 36%.
•	Transportation Regulations and Legislation. There are several different topics within both federal and state government regulations and legislation that are expected to have an impact on trailer demand, including:
–	The Federal Motor Carrier Safety Administration (the “FMCSA”) is currently looking at ways to improve the overall truck safety standards, particularly by implementing Comprehensive Safety Analysis 2010 (“CSA2010”). CSA2010 is considered a comprehensive driver and fleet rating system that will measure both the freight carriers and its drivers on several safety related criteria, including driver safety, equipment maintenance and overall condition of trailers. This system is expected to drive increased awareness and action by carriers since enforcement actions were targeted and implemented beginning in June 2011. CSA2010 is generally believed to have contributed to the tightening of the supply of drivers and capacity in 2011 as carriers took measures to improve their rating.
–	The FMCSA issued a final rule in December 2011 on its revised proposal for rule changes in regard to truck driver hours-of-service rules. The new proposed rule changes include reductions in total driver hours from 82 hours per week to 70 hours and retains the per day limit of 11 hours. The rule, which is scheduled to go into effect in July 2013, also requires alterations to the required rest period that drivers must follow. Though this proposal has been met with strong opposition, particularly by the ATA, current estimates indicate these actions could lead to productivity losses of approximately 3%. We believe this ruling will increase the general need for equipment and increases the potential that a carrier’s drop-and-hook activities will increase and, therefore, requiring a higher ratio of trailer to trucks across the industry.
–	The FMCSA also issued in January 2011 a proposed rule change requiring the installation and use of Electronic On-Board Recorders for over-the-road trucks and buses which would be used to monitor and enforce the driver hour-of-service rules. The proposed rule was rejected by the U.S. Circuit Court of Appeals in September 2011 and the FMCSA is working on a revised rule to meet the June 2012 deadline.
–	The Tax Relief Act of 2010 extended bonus depreciation provisions for 2011 and 2012. More specifically, corporations can expense 100% and 50% of certain capital investments made during 2011 and 2012, respectively. This extension will be an incentive for many fleets to increase or accelerate their purchase decisions to maximize the tax benefits available.
–	The California Air Resource Board (CARB) regulations mandate that refrigeration units older than 7 years may no longer operate in California. As refrigeration units become obsolete, capacity in the refrigerated segment will tighten and the increase in demand for new refrigerated trailers is likely. CARB regulations also mandate fuel efficiency improvements on all fleets operating in California for which our DuraPlate® AeroSkirt® provides a durable, aerodynamic side panel solution yielding the improved fuel efficiencies required by these regulations.
•	Other Developments. Other developments and potential impacts on the industry include:
–	Miniaturization of electronic products resulting in increased density of loads could further decrease demand for dry van trailers.
–	Packaging optimization of bulk goods and the efficiency of the packaging around goods may contribute to further decreases in demand for dry van trailers.
–	Trucking company profitability, which can be influenced by factors such as fuel prices, freight tonnage volumes, and government regulations, is highly correlated with the overall economy of the U.S. Carrier profitability significantly impacts demand for, and the financial ability to purchase, new trailers.
–	Although truck driver shortages have not been a significant problem in the past year, constraints are expected to exacerbate as freight demand increases. As a result, trucking companies are under increased pressure to look for alternative ways to move freight, leading to more intermodal freight movement. We believe that railroads are at or near capacity, which will limit their ability to respond to freight demand pressures. Therefore, we expect that the majority of freight will continue to be moved by truck and, according to ATA, overall truck activity as a percentage of the total freight industry is expected to increase throughout the next decade.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	94.4	95.6	106.8
Gross profit	5.6	4.4	(6.8)
General and administrative expenses	2.9	5.1	9.5
Selling expenses	1.0	1.7	3.3
Income (Loss) from operations	1.7	(2.4)	(19.6)
Interest expense	(0.3)	(0.6)	(1.3)
Increase in fair value of warrant	—	(19.0)	(9.9)
Other, net	(0.1)	(0.1)	(0.2)
Income (Loss) before income taxes	1.3	(22.1)	(31.0)
Income tax benefit	—	—	(0.9)
Net income (loss)	1.3%	(22.1)%	(30.1)%

2011 Compared to 2010

Net Sales

Net sales in 2011 were $1.2 billion, an increase of $546.8 million, or 85.4%, compared to 2010. By operating segment, net external sales and related trailers sold were as follows (dollars in millions):

	Year Ended December 31,
	2011	2010	% Change
Sales by Segment
Commercial Trailer Products	$1,010.1	$529.2	90.9
Diversified Products	52.0	22.1	135.3
Retail	125.1	89.1	40.4
Total	$1,187.2	$640.4	85.4
New Trailers	(units)
Commercial Trailer Products	44,800	23,400	91.5
Retail	2,800	1,500	86.7
Total	47,600	24,900	91.2
Used Trailers	(units)
Commercial Trailer Products	2,100	1,100	90.9
Retail	1,600	1,600	—
Total	3,700	2,700	37.0

Commercial Trailer Product segment sales were $1.0 billion for 2011, up $480.9 million, or 90.9%, compared to 2010. The increase in sales is due primarily to a 91.5% increase in new trailer shipments as approximately 44,800 trailers shipped in 2011 compared to 23,400 trailers shipped in the prior year as a result of the continued strengthening in market demand. This increase in unit volume is offset by a slight decrease of 0.3% in average selling prices as compared to the previous year primarily due to customer and product mix. Used trailer sales increased $4.2 million, or 45.3%, as a result of the 90.9% increase in shipments resulting from an increase in trade activity during the current year period as compared to the previous year. This increase in volume was partially offset by a 20.0% decrease in the average selling price as compared to previous year due to product mix.

Diversified Products segment sales, net of intersegment sales, were $52.0 million for 2011, up $29.9 million, or 135.3%, compared to 2010. The increase in sales is primarily due to increased demand across all our Wabash Composite product offerings and new business opportunities identified during the current year period as we continue to gain positive momentum in our efforts to diversify our business. More specifically, the current year period includes sales of approximately $7.3 million related to the shipment of approximately 300 frac tanks. Wabash Composite sales were $43.8 million in 2011, which was an increase of $22.4 million, or 104.3%, compared to the 2010 period as a result of increased demand, market penetration and overall acceptance of our product offerings.

Retail segment sales were $125.1 million in 2011, up $36.0 million, or 40.4%, compared to the prior year. New trailer sales increased $28.1 million, or 72.9%, due to an 86.7% increase in shipments. Used trailer sales decreased $0.3 million, or 2.2%, due to a slight decrease in average selling prices. Parts and service sales were up $8.1 million, or 21.9%, due to increased market demand.

Cost of Sales

Cost of sales for 2011 was $1.1 billion, an increase of $508.2 million, or 83.0%, compared to 2010. As a percentage of net sales, cost of sales was 94.4% for 2011 compared to 95.6% for 2010.

Commercial Trailer Product segment cost of sales, as detailed in the following table, was $971.7 million for 2011, an increase of $458.4 million, or 89.3%, compared to 2010. As a percentage of net sales, cost of sales was 96.2% in 2011 compared to 97.0% in 2010.

	Year Ended December 31,
Commercial Trailer Products Segment	2011		2010
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$789.9	78.2%	$401.3	75.8%
Other Manufacturing Costs	181.8	18.0%	112.0	21.2%
	$971.7	96.2%	$513.3	97.0%

Cost of sales is composed of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight and overhead expenses. Material costs were 78.2% of net sales in 2011 compared to 75.8% in 2010. The 2.4% increase was primarily the result of increases in component costs as well as higher costs for raw material commodities, such as steel, aluminum and plastic, which we were unable to fully pass along to our customers. However, other manufacturing costs decreased from 21.2% of net sales in 2010 to 18.0% in 2011. The 3.2% decrease is primarily the result of a 21,400 unit increase in new trailer sales as compared to the prior year, which resulted in allocating our fixed overhead costs over more trailers. These decreases in other manufacturing costs for the current period were offset by labor inefficiencies caused by the increase of approximately 1,000 hourly associates during 2011 required to meet the increased demand for trailers.

Diversified Products segment cost of sales was $33.9 million in 2011, an increase of $17.1 million, or 101.2%, compared to 2010. As a percentage of net sales, cost of sales was 65.1% in 2011 compared to 76.4% in 2010. The 11.3% improvement as a percentage of sales was the result of improved mix across most of our Wabash Composite product offerings, including truck bodies and AeroSkirts® as we continued to focus our efforts on diversifying our business model, which also resulted in allocation of overhead costs over a higher volume of products.

Retail segment cost of sales was $115.2 million in 2011, an increase of $33.7 million, or 41.3%, compared to 2010. As a percentage of net sales, cost of sales was 92.1% in 2011 compared to 91.4% in 2010. The 0.7% increase as a percentage of sales was primarily the result of increased new trailer sales, which carry a lower gross margin than our parts and service product line.

Gross Profit

Gross profit for 2011 was $66.7 million, an increase of $38.6 million compared to 2010. Gross profit as a percent of sales was 5.6% compared to 4.4% for 2010. Gross profit by segment was as follows (in millions):

	Year Ended December 31,
	2011	2010
Gross Profit by Segment:
Commercial Trailer Products	$38.5	$15.8
Diversified Products	18.1	5.2
Retail	9.9	7.7
Corporate and Eliminations	0.2	(0.6)
Total	$66.7	$28.1

Commercial Trailer Products segment gross profit was $38.5 million for 2011 compared to $15.8 million in 2010. Gross profit as a percentage of sales was 3.8% in 2011 as compared to 3.0% in 2010. The increase in gross profit and gross profit margin was primarily driven by a 91.5% increase in new trailer volumes.

Diversified Products segment gross profit was $18.1 million for 2011 compared to $5.2 million in 2010. Gross profit, prior to the elimination of intersegment sales and as a percentage of sales, was 17.0% in 2011 compared to 12.1% in 2010. The increase in gross profit and gross profit margin was driven by increased demand across all of our Wabash Composite product offerings, including truck bodies, AeroSkirts® and portable storage containers as well as improved margins from our wood floor operations due to the increased demand requirements for our dry van trailers during the current period.

Retail segment gross profit was $9.9 million for 2011, an increase of $2.2 million compared to 2010. Gross profit as a percentage of sales was 7.9% compared to 8.6% for the prior year. The decrease in gross profit margin is primarily due to product mix as new trailer sales, which carry a lower margin, increased 72.9%.

General and Administrative Expenses

General and administrative expenses increased $1.1 million, or 3.4%, to $33.9 million in 2011 compared to 2010 primarily due to a $2.7 million increase in salaries and other employee related costs due to the reinstatement of compensation levels that were reduced during 2009 and 2010 to adjust our cost structure to match the current market demand. This increase was partially offset by a decrease in bad debt expense for the current year period and lower professional fees and outside services primarily related to legal defense costs. However, as a percentage of net sales, general and administrative expenses decreased to 2.9% as compared to 5.1% in the prior year period as we continue to leverage the improvements made to our overhead structure and benefit from the increased demand levels.

Selling Expenses

Selling expenses increased $2.3 million, or 21.7%, to $13.0 million in 2011 compared to 2010. This increase is primarily due to a $1.5 million increase in salaries and other employee related costs due to the reinstatement of the compensation levels that were reduced during 2009 and 2010 to adjust our cost structure to match the current market demand coupled with higher advertising and promotional activities. However, as a percentage of net sales, selling expenses decreased to 1.1% as compared to 1.7% in the prior year period as we continue to leverage the improvements made to our overhead structure and benefit from the increased demand levels.

Other Income (Expense)

Other, net includes a $0.7 million write-off of debt issuance costs recognized due to the extinguishment of the Company’s previous revolving credit facility during the second quarter of 2011.

Income Taxes

In 2011, we recognized income tax expense of $0.2 million compared to a benefit of less than $0.1 million in 2010. The effective rate for 2011 was approximately 1.1%. This rate differs from the U.S. federal statutory rate of 35% primarily due to the use of net operating loss carryforwards that have been fully reserved with a valuation allowance. As of December 31, 2011, we had $166 million of remaining U.S. federal income tax net operating loss carryforwards, which will begin to expire in 2022 if unused, and which may be subject to other limitations under IRS rules. We have various multi-state income tax net operating loss carryforwards, which have been recorded as a deferred income tax asset, of approximately $16 million, before valuation allowances. We also have various U.S. federal income tax credit carryforwards of approximately $1 million, which will expire beginning in 2013, if unused.

2010 Compared to 2009

Net Sales

Net sales in 2010 were $640.4 million, an increase of $302.6 million, or 89.6%, compared to 2009. By operating segment, net external sales and related trailers sold were as follows (dollars in millions):

	Year Ended December 31,
	2010	2009	% Change
Sales by Segment
Commercial Trailer Products	$529.2	$263.4	100.9
Diversified Products	22.1	9.7	127.8
Retail	89.1	64.7	37.7
Total	$640.4	$337.8	89.6
New Trailers	(units)
Commercial Trailer Products	23,400	12,000	95.0
Retail	1,500	800	87.5
Total	24,900	12,800	94.5
Used Trailers	(units)
Commercial Trailer Products	1,100	1,400	(21.4)
Retail	1,600	1,800	(11.1)
Total	2,700	3,200	(15.6)

Commercial Trailer Products segment sales were $529.2 million for 2010, up $265.8 million, or 100.9%, compared to 2009. The increase in sales is due primarily to a 95.0% increase in new trailer shipments with approximately 23,400 trailers shipped in 2010 compared to 12,000 trailers shipped in the prior year as a result of the overall strengthening in market demand. This increase in unit volume is coupled with a 4.9% increase in average selling prices as compared to the previous year due to customer and product mix and higher prices necessary to cover commodity cost increases. Used trailer sales increased $1.6 million as increases in the average selling price per unit resulting from higher priced late model trailers more than offset the 300 unit decline in used trailer shipments.

Diversified Products segment sales, net of intersegment sales, were $22.1 million for 2010, up $12.4 million, or 127.8%, compared to 2009. The increase in sales is primarily due to increased demand across all of our Wabash Composite product offerings as we continue to focus on our diversification efforts. Net sales of our composite products were $21.4 million in 2010, representing an increase of $11.9 million, or 124.1%, as compared to the prior year period due to the increased demand for all our products, including AeroSkirts®, portable storage containers and truck bodies, as well as our continued efforts to find new markets and customers for these products.

Retail segment sales were $89.1 million in 2010, up $24.4 million, or 37.7%, compared to the prior year. New trailer sales increased $17.8 million, or 86.4%, due to an 87.5% increase in shipments. Used trailer sales were up $1.9 million, or 16.5%, as increases in the average selling price per unit resulting from higher priced late model trailers more than offset the 200 unit decline in used trailer shipments. Parts and service sales were up $4.7 million, or 14.5%, due to increased market demand.

Cost of Sales

Cost of sales for 2010 was $612.3 million, an increase of $251.5 million, or 69.7%, compared to 2009. As a percentage of net sales, cost of sales was 95.6% for 2010 compared to 106.8% for 2009.

Commercial Trailer Products segment cost of sales, as detailed in the following table, was $513.3 million for 2010, an increase of $226.6 million, or 79.0%, compared to 2009. As a percentage of net sales, cost of sales was 97.0% for 2010 compared to 108.8% in 2009.

	Year Ended December 31,
Commercial Trailer Products Segment	2010		2009
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$401.3	75.8%	$202.4	76.8%
Other Manufacturing Costs	112.0	21.2%	84.3	32.0%
	$513.3	97.0%	$286.7	108.8%

Cost of sales is composed of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight and overhead expenses. Material costs were 75.8% of net sales in 2010 compared to 76.8% in 2009. The 1.0% decrease was the result of utilization of unfavorable fixed price aluminum contracts that we were obligated to fulfill in the prior year, favorable customer and product mix as well as increased production volume, which resulted in favorable quantity discounts. These decreases were offset by increases in commodity costs during 2010. In addition, other manufacturing costs decreased from 32.0% of net sales in 2009 to 21.2% in 2010. The 10.8% decrease is primarily the result of an 11,400 unit increase in new trailer sales as compared to the prior year, which resulted in allocating our fixed overhead costs over more trailers, and the benefit of favorable experience on trailer warranties which expired of $3.2 million.

Diversified Products segment cost of sales was $16.9 million in 2010, an increase of $5.0 million, or 41.8%, compared to 2009. As a percentage of net sales, cost of sales was 76.4% in 2010 compared to 121.9% in 2009. The 45.5% improvement as a percentage of sales was the result increased sales across all our Wabash Composite product offerings, including truck bodies, AeroSkirts® and portable storage containers as we continue to focus our efforts on diversifying our business model as well as increased production volumes in our wood flooring operations consistent with the increased demand for our dry van trailers.

Retail segment cost of sales was $81.5 million in 2010, an increase of $19.3 million, or 31.1%, compared to 2009. As a percentage of net sales, cost of sales was 91.4% in 2010 compared to 96.1% in 2009. The 4.7% improvement as a percentage of sales was primarily the result of increased new trailer and parts and service volumes coupled with inventory valuation reserves on both new and used trailers recognized in the prior year not repeated in the current year.

Gross Profit

Gross profit for 2010 was $28.1 million, an increase of $51.0 million compared to 2009. Gross profit as a percent of sales was 4.4% compared to negative 6.8% for 2009. Gross profit by segment was as follows (in millions):

	Year Ended December 31,
	2010	2009
Gross Profit by Segment:
Commercial Trailer Products	$15.8	$(23.3)
Diversified Products	5.2	(2.1)
Retail	7.7	2.5
Corporate and Eliminations	(0.6)	—
Total	$28.1	$(22.9)

Commercial Trailer Products segment gross profit was $15.8 million for 2010 compared to negative $23.3 million in 2009. Gross profit as a percentage of sales was 3.0% in 2010 compared to negative 8.8% in 2009. The increase in gross profit and gross profit margin was driven by a 95.0% increase in new trailer volumes and favorable customer and product mix.

Diversified Products segment gross profit was $5.2 million for 2010 compared to negative $2.1 million in 2009. Gross profit, prior to the elimination of intersegment sales and as a percentage of sales, was 12.1% in 2010 compared to negative 12.3% in 2009. The increase in gross profit and gross profit margin was driven by increased demand for all our Wabash Composite product offerings, including truck bodies, AeroSkirts® and portable storage containers as well as improved margins from our wood floor operations due to the increased demand requirements for our dry van trailers during the current period.

Retail segment gross profit was $7.7 million for 2010, an increase of $5.2 million compared to 2009. Gross profit as a percentage of sales was 8.6% compared to 3.9% for the prior year. This increase is primarily due to increased new trailer and parts and service volumes coupled with inventory valuation reserves on both new and used trailers recognized in the prior year not repeated in the current year.

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

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of debt and equity. As of December 31, 2011, our debt to equity ratio was approximately 0.5:1.0. Our long-term objective is to generate operating cash flows sufficient to fund normal working capital requirements, to fund capital expenditures and to be positioned to take advantage of market opportunities. For 2012, we expect to fund operations, working capital requirements and capital expenditures through cash flows from operations as well as available borrowings under our existing Credit Agreement.

Debt Agreements and Related Amendments

In June 2011, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC, as joint lead arranger, joint bookrunner and administrative agent (the “Agent”), and RBS Citizens Business Capital, a division of RBS Citizens, N.A., as joint lead arranger, joint bookrunner and syndication agent, as well as certain other lender participants. The Credit Agreement is guaranteed by certain of our subsidiaries and secured by a first priority security interest on substantially all of our assets. Under the Credit Agreement, we had a $150 million revolving credit facility (the “Revolver”) with the option to increase the total commitment to $200 million, subject to certain conditions. The Credit Agreement has a scheduled maturity date of June 28, 2016. The Credit Agreement replaced our previous $100 million revolving credit facility. Accordingly, concurrent with the closing of the Credit Agreement, our previous revolving credit agreement was extinguished. We did not incur any early termination penalties in connection with the termination of the previous facility.

In August 2011, we entered into the First Amendment to Credit Agreement (the “Amendment”) with the lenders under our Credit Agreement. The Amendment was entered into to permit an increase to the total commitment of the Revolver from $150 million to $175 million. Under the Credit Agreement we had the option, subject to certain conditions, to request up to two increases to the $150 million Revolver in minimum increments of $25 million and not to exceed $50 million in the aggregate (any such increase, a “Revolver Increase”). Pursuant to the Amendment, we requested a Revolver Increase of $25 million. All lenders under the Credit Agreement agreed to participate in the Revolver Increase and the Revolver Increase was effective in August 2011. We continue to have the option, subject to certain conditions, to request one additional Revolver Increase of $25 million.

Availability under the Revolver is based upon monthly (or more frequent under certain circumstances) borrowing base valuations of our inventory, accounts receivable, equipment and real property and reduced by certain reserves in effect from time to time. A portion of the borrowings under the Revolver not in excess of $15 million is available for the issuance of letters of credit. Another portion of the borrowings under the Revolver not in excess of $10 million may be utilized for swingline loans. Outstanding borrowings under the Revolver bear interest at a rate, at our election, equal to (i) LIBOR plus a margin ranging from 2.00% to 2.50% or (ii) the Agent’s prime rate plus a margin ranging from 1.00% to 1.50%, in each case depending upon the average daily unused availability under the Revolver. We are required to pay a monthly unused line fee equal to 0.375% times the average daily unused availability along with other customary fees and expenses of the Agent and the lenders.

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

As of December 31, 2011, we were in compliance with all covenants of the Credit Agreement.

Cash Flow

Cash used in operating activities for 2011 totaled $1.2 million compared to $30.3 million used in 2010. The use of cash from operating activities for 2011 was the result of a $35.9 million increase in our working capital offset by net income adjusted for various non-cash activities, including depreciation, amortization, stock-based compensation and a loss on debt extinguishment, of $34.7 million. Increases in working capital for the current year can be attributed to increased production levels in comparison to the previous year and the related increases in finished goods and purchasing activities resulting from higher raw material requirements. Changes in key working capital accounts for 2011 compared to the prior year are summarized below (in millions):

Source (Use) of cash:	2011	2010	Change
Accounts receivable	$(14.4)	$(20.8)	$6.4
Inventories	(78.7)	(59.1)	(19.6)
Accounts payable and accrued liabilities	57.0	45.3	11.7

Accounts receivable increased by $14.4 million in 2011 as compared to an increase of $20.8 million in 2010. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 14 days for both 2011 and 2010 due to the timing of collections. The increase in accounts receivable for 2011 was primarily the result of the timing of shipments as trailer demands increased throughout the year resulting in an 85.4% increase in our consolidated net sales as compared to the prior year. Inventory increased by $78.7 million during 2011 as compared to an increase of $59.1 million in 2010. The increase in inventory for 2011 was due to higher new trailer inventories and raw materials resulting from increased order levels in 2011 as compared to the previous year. Despite the increased inventory levels, our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was 7 times in both 2011 and 2010 as we continue to effectively manage our inventory levels during this period of increased demand. Accounts payable and accrued liabilities increased by $57.0 million in 2011 compared to an increase of $45.3 million in 2010. The increase in 2011 was due primarily to higher production levels as compared to the previous year. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, increased only slightly to 30 days for 2011 compared to 29 days for 2010 primarily due to timing of trailer shipments relative to production levels.

Investing activities used $7.2 million during 2011 compared to less than $0.1 million provided in 2010. Cash used in investing activities in 2011 was related to capital spending in order to support growth and improvement initiatives at our facilities. The use of cash from investing activities for the 2010 period was limited to capital spending for required replacement projects and other cost reduction initiatives and was offset by the proceeds received from the sale of our Transcraft production facilities previously located in Anna, Illinois and Mt. Sterling, Kentucky.

Financing activities added $7.2 million of cash during 2011, driven primarily by additional borrowings under our revolving credit facility necessary to fund increased working capital requirements in order to support higher demand levels as well as increased capital expenditures.

As of December 31, 2011, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $125.7 million, an improvement of $65.3 million from December 31, 2010. Total debt and capital lease obligations amounted to $69.8 million as of December 31, 2011. As we continue to see improvements to the overall trailer industry as well as our operating performance metrics, we believe our liquidity is adequate to fund operations, working capital needs and capital expenditures for 2012.

Capital Expenditures

Capital spending for 2011 amounted to approximately $7.3 million and is anticipated to be in the range of $10 million to $15 million in the aggregate for 2012. Capital spending for 2011 was primarily utilized to support growth and improvement initiatives within our facilities, including an investment of approximately $2.0 million to enable us to manufacture bulk liquid storage containers, or frac tanks, used by fluid management companies in the environmental services and oil and gas industries.

Off-Balance Sheet Transactions

As of December 31, 2011, we had approximately $3.0 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the year.

Outlook

The demand environment for trailers has continued to improve throughout 2011, as evidenced by the increase in our new trailer shipments and a strong backlog as well as trailer industry forecasts for the upcoming years. We expect continued improvements in the overall trailer market as well as a continued strong order environment in 2012. Recent estimates from industry forecasters, ACT and FTR, indicate shipment levels to be in excess of 245,000 trailers in 2012 and increasing to more than 250,000 trailers in 2013. Specifically, ACT is currently estimating 2012 levels to be approximately 246,000 trailers, or an increase of 18% as compared to 2011, while FTR anticipates new trailer demand to be approximately 251,000 new trailers, or an increase of 19%, for 2012 as compared to 2011. For 2013, ACT estimates that total trailer industry shipments will continue to grow by an additional 9% to a total of approximately 267,000 trailers, while FTR anticipates only a slight decrease from 2012 but continues to forecast a strong demand environment with volumes reaching approximately 250,000 total trailers. While there are downside concerns relating to issues with the global economy, unemployment, and housing and construction-related markets in the U.S., taking into consideration these industry forecasts, discussions with both our customers and suppliers as well as the need to renew an excessively aged trailer fleet, management expects demand for new trailers to continue to remain strong as we move into 2012.

We believe we are well-positioned for long-term growth in the industry because: (1) our core customers are among the dominant participants in the trucking industry; (2) our DuraPlate® trailers continue to have increased market acceptance; (3) our focus is on developing solutions that reduce our customers’ trailer maintenance and operating costs; and (4) continued expansion of our presence through our Company-owned branch locations and independent dealer network.

Our expectations for industry volumes are generally in line with those of ACT and FTR. The challenges we face as we proceed into 2012 will primarily relate to the pricing of new trailers and rising raw material commodity and component costs. These costs remain volatile as overall demand will drive an increase in prices as the economy continues to improve. As has been our policy, we will endeavor to pass along raw material and component price increases to our customers. Our standard sales terms and conditions allow for price adjustments associated with raw material increases; however, in some cases, we have provided fixed price trailer contracts to key customers for periods of up to 12 months. In addition, we have recently separated the cost of tires from all new orders to allow for the pass through of price increases as they occur. We have a focus on continuing to develop innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

Based on industry forecasts, conversations with our customers regarding their current requirements and our existing backlog of orders, we estimate that for the full year 2012 total new trailers sold will be between 50,000 and 56,000, an increase from 2011 of approximately 5% to 18%. Furthermore, while demand for our non-trailer products is dependent on the development of new products, customer acceptance of our product solutions and general expansion of our customer base and distribution channels, we anticipate the growth rate of these products to be in excess of 30%. As a result of increased pricing as the demand environment for trailers continues to strengthen, improved productivity as our workforce stablizes, and continued expansion of the business through our Diversified Products initiatives, we expect to deliver improved profitability in 2012.

Contractual Obligations and Commercial Commitments

A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of December 31, 2011 are as follows (in millions):

	2012	2013	2014	2015	2016	Thereafter	Total
DEBT:
Revolving Facility (due 2016)	$—	$—	$—	$—	$65.0	$—	$65.0
Capital Leases (including principal and interest)	1.6	0.9	0.6	0.4	0.4	1.9	5.8
TOTAL DEBT	$1.6	$0.9	$0.6	$0.4	$65.4	$1.9	$70.8
OTHER:
Operating Leases	$1.2	$1.0	$0.6	$0.1	$0.1	$—	$3.0
TOTAL OTHER	$1.2	$1.0	$0.6	$0.1	$0.1	$—	$3.0
OTHER COMMERCIAL COMMITMENTS:
Letters of Credit	$4.3	$—	$—	$—	$—	$—	$4.3
Aluminum Purchase Commitments	35.6	2.2	—	—	—	—	37.8
Used Trailer Purchase Commitments	23.3	—	—	—	—	—	23.3
TOTAL OTHER COMMERCIAL COMMITMENTS	$63.2	$2.2	$—	$—	$—	$—	$65.4
TOTAL OBLIGATIONS	$66.0	$4.1	$1.2	$0.5	$65.5	$1.9	$139.2

Scheduled payments for our Revolver exclude interest payments as rates are variable. Borrowings under the Revolver bear interest at a variable rate based on the London Interbank Offer Rate (LIBOR) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Outstanding borrowings under the Revolver bear interest at a rate, at our election, equal to (i) LIBOR plus a margin ranging from 2.00% to 2.50% or (ii) the prime rate of Wells Fargo Capital Finance, LLC plus a margin ranging from 1.00% to 1.50%, in each case depending upon the average daily unused availability under the Revolver. We are required to pay a monthly unused line fee equal to 0.375% times the average daily unused availability along with other customary fees and expenses of our agent and lenders.

Capital leases represent future minimum lease payments including interest. Operating leases represent the total future minimum lease payments.

We have $37.8 million in purchase commitments through December 2013 for aluminum, which is within normal production requirements.

We have used trailer purchase commitments totaling $23.3 million related to commitments with certain customers to accept used trailers on trade for new trailer purchases. These commitments arise in the normal course of business related to future new trailer orders at the time a new trailer order is placed by the customer.

We have standby letters of credit totaling $4.3 million issued in connection with workers compensation claims and surety bonds.

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, evaluation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

We consider an accounting estimate to be critical if it requires us to make assumptions about matters that were uncertain at the time we were making the estimate or changes in the estimate or different estimates that we could have selected would have had a material impact on our financial condition or results of operations.

The table below presents information about the nature and rationale for our critical accounting estimates:

Balance Sheet Caption	Critical Estimate Item	Nature of Estimates Required	Assumptions/ Approaches Used	Key Factors
Other accrued liabilities and other non-current liabilities	Warranty	Estimating warranty requires us to forecast the resolution of existing claims and expected future claims on products sold.	We base our estimate on historical trends of trailers sold and payment amounts, combined with our current understanding of the status of existing claims, recall campaigns and discussions with our customers.	Failure rates and estimated repair costs
Accounts receivable	Allowance for doubtful accounts	Estimating the allowance for doubtful accounts requires us to estimate the financial capability of customers to pay for products.	We base our estimates on historical experience, the time an account is outstanding, customer’s financial condition and information from credit rating services.	Customer financial condition
Inventories	Lower of cost or market write-downs	We evaluate future demand for products, market conditions and incentive programs.	Estimates are based on recent sales data, historical experience, external market analysis and third party appraisal services.	Market conditions Product type
Property, plant and equipment, intangible assets, and other assets	Impairment of long-lived assets	We are required periodically to review the recoverability of certain of our assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.	We estimate cash flows using internal budgets based on recent sales data, and independent trailer production volume estimates.	Future production estimates
Deferred income taxes	Recoverability of deferred tax assets – in particular, net operating loss carry-forwards	We are required to estimate whether recoverability of our deferred tax assets is more likely than not based on forecasts of taxable earnings.	We use historical operating results for the past 3 years and projected future operating results, based upon our business plans, including a review of the eligible carry-forward period, tax planning opportunities and other relevant considerations.	Historical operating results Variances in future projected profitability, including by taxing entity Tax law changes
Additional paid-in capital	Stock-based compensation	We are required to estimate the fair value of all stock awards we grant.	We use a binomial valuation model to estimate the fair value of stock awards. We feel the binomial model provides the most accurate estimate of fair value.	Risk-free interest rate Historical volatility Dividend yield Expected term

In addition, there are other items within our financial statements that require estimation, but are not as critical as those discussed above. Changes in estimates used in these and other items could have a significant effect on our consolidated financial statements. The determination of the fair market value of new and used trailers is subject to variation, particularly in times of rapidly changing market conditions. A 5% change in the valuation of our new and used inventories at December 31, 2011, would be approximately $6 million.

Other

Inflation

We have historically been able to offset the impact of rising costs through productivity improvements as well as selective price increases. As a result, inflation has not had, and is not expected to have, a significant impact on our business.

New Accounting Pronouncements

During 2011, there were no new accounting pronouncements that had or are expected to have a material impact to our financial position, results of operations or cash flows.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices and interest rates. The following discussion provides additional detail regarding our exposure to these risks.

a.  Commodity Price Risks

We are exposed to fluctuation in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. Historically, we have managed aluminum price changes by entering into fixed price contracts with our suppliers. As of December 31, 2011, we had $37.8 million in raw material purchase commitments through December 2013 for materials that will be used in the production process. We typically do not set prices for our products more than 45 – 90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.

b.  Interest Rates

As of December 31, 2011, we had $65.0 million of floating rate debt outstanding under our revolving facility. A hypothetical 100 basis-point change in the floating interest rate from the current level would result in a corresponding $0.7 million change in interest expense over a one-year period. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wabash National Corporation:

We have audited the accompanying consolidated balance sheets of Wabash National Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wabash National Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wabash National Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Indianapolis, Indiana
February 29, 2012

WABASH NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$19,976	$21,200
Accounts receivable	52,219	37,853
Inventories	189,533	110,850
Prepaid expenses and other	2,317	2,155
Total current assets	$264,045	$172,058
PROPERTY, PLANT AND EQUIPMENT	96,591	98,834
INTANGIBLE ASSETS	19,821	22,863
OTHER ASSETS	7,593	9,079
	$388,050	$302,834
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of capital lease obligations	$1,507	$590
Accounts payable	107,985	71,145
Other accrued liabilities	59,024	38,896
Total current liabilities	$168,516	$110,631
LONG-TERM DEBT	65,000	55,000
CAPITAL LEASE OBLIGATIONS	3,314	3,964
OTHER NONCURRENT LIABILITIES	4,874	4,214
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 69,981,339 and 69,695,637 shares issued and 68,165,668 and 67,930,814 shares outstanding, respectively	704	703
Additional paid-in capital	601,482	598,671
Accumulated deficit	(429,288)	(444,330)
Treasury stock at cost, 1,815,671 and 1,764,823 common shares, respectively	(26,552)	(26,019)
Total stockholders' equity	$146,346	$129,025
	$388,050	$302,834

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
NET SALES	$1,187,244	$640,372	$337,840
COST OF SALES	1,120,524	612,289	360,750
Gross profit	$66,720	$28,083	$(22,910)
GENERAL AND ADMINISTRATIVE EXPENSES	33,949	32,831	31,988
SELLING EXPENSES	12,981	10,669	11,176
Income (Loss) from operations	$19,790	$(15,417)	$(66,074)
OTHER INCOME (EXPENSE)
Interest expense	(4,136)	(4,140)	(4,379)
Increase in fair value of warrant	—	(121,587)	(33,447)
Other, net	(441)	(667)	(866)
Income (Loss) before income taxes	$15,213	$(141,811)	$(104,766)
INCOME TAX EXPENSE (BENEFIT)	171	(51)	(3,001)
Net income (loss)	$15,042	$(141,760)	$(101,765)
PREFERRED STOCK DIVIDENDS AND EARLY EXTINGUISHMENT	—	25,454	3,320
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$15,042	$(167,214)	$(105,085)
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.22	$(3.36)	$(3.48)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$15,042	$(141,760)	$(101,765)
Changes in fair value of derivatives, net of tax	—	—	118
Reclassification adjustment for interest rate swaps included in net loss	—	—	1,398
NET COMPREHENSIVE INCOME (LOSS)	$15,042	$(141,760)	$(100,249)

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCES, December 31, 2008	30,026,010	$324	$352,137	$(172,031)	$(1,516)	$(25,477)	$153,437
Net loss for the year	—	—	—	(101,765)	—	—	(101,765)
Stock-based compensation	178,172	5	3,377	—	—	—	3,382
Stock repurchase	(22,052)	—	(35)	—	—	—	(35)
Preferred stock dividends	—	—	—	(3,320)	—	—	(3,320)
Interest rate swap	—	—	—	—	1,516	—	1,516
Common stock issued in connection with:
Outside directors' plan	194,244	2	268	—	—	—	270
BALANCES, December 31, 2009	30,376,374	$331	$355,747	$(277,116)	$—	$(25,477)	$53,485
Net loss for the year	—	—	—	(141,760)	—	—	(141,760)
Stock-based compensation	293,389	(2)	2,433	—	—	—	2,431
Stock repurchase	(51,355)	1	157	—	—	(542)	(384)
Preferred stock dividends and early extinguishment	—	—	—	(25,454)	—	—	(25,454)
Common stock issued in connection with:
Public offering	11,750,000	118	71,825	—	—	—	71,943
Exercise of warrant	25,486,532	254	168,006	—	—	—	168,260
Stock option plan	75,874	1	503	—	—	—	504
BALANCES, December 31, 2010	67,930,814	$703	$598,671	$(444,330)	$—	$(26,019)	$129,025
Net income for the year	—	—	—	15,042	—	—	15,042
Stock-based compensation	191,188	—	2,424	—	—	—	2,424
Stock repurchase	(50,848)	—	—	—	—	(533)	(533)
Common stock issued in connection with:
Public offering	—	—	(150)	—	—	—	(150)
Stock option plan	94,514	1	537	—	—	—	538
BALANCES, December 31, 2011	68,165,668	$704	$601,482	$(429,288)	$—	$(26,552)	$146,346

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$15,042	$(141,760)	$(101,765)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	15,591	16,855	19,585
Net (gain) loss on sale of assets	(9)	431	(55)
Loss on early debt extinguishment	668	—	303
Increase in fair value of warrant	—	121,587	33,447
Stock-based compensation	3,398	3,489	3,382
Changes in operating assets and liabilities
Accounts receivable	(14,366)	(20,772)	20,845
Inventories	(78,683)	(59,062)	41,095
Prepaid expenses and other	(162)	3,024	(1,570)
Accounts payable and accrued liabilities	56,968	45,251	(22,666)
Other, net	386	650	420
Net cash used in operating activities	$(1,167)	$(30,307)	$(6,979)
Cash flows from investing activities
Capital expenditures	(7,264)	(1,782)	(981)
Proceeds from the sale of property, plant and equipment	17	1,813	300
Net cash (used in) provided by investing activities	$(7,247)	$31	$(681)
Cash flows from financing activities
Proceeds from exercise of stock options	538	504	—
Borrowings under revolving credit facilities	848,705	712,491	276,853
Payments under revolving credit facilities	(838,705)	(685,928)	(328,424)
Principal payments under capital lease obligations	(671)	(352)	(334)
Stock repurchase	(533)	(384)	(35)
Debt issuance costs paid	(1,989)	—	(1,420)
Payments under redemption of preferred stock	—	(47,791)	—
Proceeds from issuance of preferred stock and warrant	—	—	35,000
Preferred stock issuance costs paid	—	(120)	(2,638)
Proceeds from issuance of common stock, net of expenses	(155)	71,948	—
Net cash provided by (used in) financing activities	$7,190	$50,368	$(20,998)
Net (decrease) increase in cash	$(1,224)	$20,092	$(28,658)
Cash at beginning of year	21,200	1,108	29,766
Cash at end of year	$19,976	$21,200	$1,108
Supplemental disclosures of cash flow information
Cash paid (received) during the period for
Interest	$3,836	$3,474	$5,055
Income taxes	$73	$(3,084)	$(865)

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

Wabash National Corporation (the “Company”) designs, manufactures and markets standard and customized truck trailers, intermodal equipment and transportation related products under the Wabash®, DuraPlate®, DuraPlateHD®, DuraPlate® XD-35TM, FreightPro®, ArcticLite®, RoadRailer®, Transcraft®, Eagle®, Eagle II®, D-Eagle®, Benson® and AeroSkirt® trademarks. The Company’s wholly-owned subsidiary, Wabash National Trailer Centers, Inc., sells new and used trailers through its retail network and provides aftermarket parts and service for the Company’s and competitors’ trailers and related equipment.

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

c. Revenue Recognition

The Company recognizes revenue from the sale of its products when the customer has made a fixed commitment to purchase a product for a fixed or determinable price, collection is reasonably assured under the Company’s billing and credit terms and ownership and all risk of loss has been transferred to the buyer, which is normally upon shipment to or pick up by the customer. Revenues exclude all taxes collected from the customer. Shipping and handling fees are included in Net Sales and the associated costs included in Cost of Sales in the Consolidated Statements of Operations.

d. Used Trailer Trade Commitments and Residual Value Guarantees

The Company has commitments with certain customers to accept used trailers on trade for new trailer purchases. These commitments arise in the normal course of business related to future new trailer orders at the time a new trailer order is placed by the customer. The Company acquired used trailers on trade of approximately $16.2 million, $8.1 million and $2.9 million in 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, the Company had approximately $23.3 million and $8.2 million, respectively, of outstanding trade commitments. On occasion, the amount of the trade allowance provided for in the used trailer commitments, or cost, may exceed the net realizable value of the underlying used trailer. In these instances, the Company’s policy is to recognize the loss related to these commitments at the time the new trailer revenue is recognized. Net realizable value of used trailers is measured considering market sales data for comparable types of trailers. The net realizable value of the used trailers subject to the remaining outstanding trade commitments was estimated by the Company to be approximately $23.0 million and $7.7 million as of December 31, 2011 and 2010, respectively.

e. Accounts Receivable

Accounts receivable are shown net of allowance for doubtful accounts and primarily include trade receivables. The Company records and maintains a provision for doubtful accounts for customers based upon a variety of factors including the Company’s historical experience, the length of time the account has been outstanding and the financial condition of the customer. If the circumstances related to specific customers were to change, the Company’s estimates with respect to the collectability of the related accounts could be further adjusted. The Company’s policy is to write-off receivables when it is determined to be uncollectible. Provisions to the allowance for doubtful accounts are charged to both General and Administrative Expenses and Selling Expenses in the Consolidated Statements of Operations. The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$2,241	$2,790	$2,183
(Income) expense	(981)	60	680
Write-offs, net	(27)	(609)	(73)
Balance at end of year	$1,233	$2,241	$2,790

f. Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured inventory includes raw material, labor and overhead. Inventories consist of the following (in thousands):

	December 31,
	2011	2010
Raw materials and components	$54,000	$27,970
Work in progress	2,332	4,025
Finished goods	115,095	70,371
Aftermarket parts	5,762	4,486
Used trailers	12,344	3,998
	$189,533	$110,850

g. Prepaid Expenses and Other

Prepaid expenses and other as of December 31, 2011 and 2010 were $2.3 million and $2.2 million, respectively. Prepaid expenses and other primarily includes items such as insurance premiums, software licenses and maintenance agreements and are charged to expense over the contractual life which is generally one year or less.

h. Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Maintenance and repairs are charged to expense as incurred, while expenditures that extend the useful life of an asset are capitalized. Depreciation is recorded using the straight-line method over the estimated useful lives of the depreciable assets. The estimated useful lives are up to 33 years for buildings and building improvements and range from three to ten years for machinery and equipment. Depreciation expense, which is recorded in Cost of Sales and General and Administrative Expenses in the Consolidated Statements of Operations, as appropriate, on property, plant and equipment was $10.2 million, $11.3 million and $13.8 million for 2011, 2010 and 2009, respectively, and includes amortization of assets recorded in connection with the Company’s capital lease agreements. In July 2008, the Company entered into a non-cash capital lease obligation for its manufacturing facility in Cadiz, Kentucky totaling $5.3 million. In 2010, the Company renegotiated the terms of the lease to reflect the current market value of the facility, reducing the total lease obligation to $4.7 million. Furthermore, in February 2012, the Company renegotiated a new, ten-year lease extension resulting in a capital lease obligation for this facility of $2.7 million and a cash payment at closing of $0.8 million. As of December 31, 2011 and 2010, the assets related to the Company’s capital lease agreements are recorded within Property, Plant and Equipment in the Consolidated Balance Sheet for the amount of $6.7 million and $5.2 million, respectively, net of accumulated depreciation of $0.8 million and $0.4 million, respectively.

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2011	2010
Land	$21,387	$21,392
Buildings and building improvements	92,507	91,998
Machinery and equipment	159,825	157,066
Construction in progress	4,864	1,338
	$278,583	$271,794
Less: accumulated depreciation	(181,992)	(172,960)
	$96,591	$98,834

i. Intangible Assets

The Company has intangible assets including patents, licenses, trade names, trademarks and customer relationships, which are being amortized on a straight-line basis over periods ranging up to 20 years. As of December 31, 2011 and 2010, the Company had gross intangible assets of $54.0 million. Amortization expense for 2011, 2010 and 2009 was $3.0 million, $3.1 million and $3.1 million, respectively, and is estimated to be $3.0 million per year for the years 2012 through 2016.

j. Other Assets

The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized software is amortized using the straight-line method over three to seven years. As of December 31, 2011 and 2010, the Company had software costs, net of amortization, of $3.1 million and $5.2 million, respectively. Amortization expense for 2011, 2010 and 2009 was $2.3 million, $2.4 million and $2.6 million, respectively.

k. Long-Lived Assets

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

l. Other Accrued Liabilities

The following table presents the major components of Other Accrued Liabilities (in thousands):

	Years Ended December 31,
	2011	2010
Warranty	$11,437	$11,936
Payroll and related taxes	14,237	8,667
Self-insurance	5,390	5,403
Accrued taxes	6,239	6,255
Customer deposits	16,282	2,689
All other	5,439	3,946
	$59,024	$38,896

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2011	2010
Balance as of January 1	$11,936	$14,782
Provision for warranties issued in current year	3,667	2,341
Recovery of pre-existing warranties	(1,992)	(3,160)
Payments	(2,174)	(2,027)
Balance as of December 31	$11,437	$11,936

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

The following table presents the changes in the self-insurance accrual included in Other Accrued Liabilities (in thousands):

Self-Insurance Accrual
Balance as of January 1, 2010	$6,838
Expense	12,004
Payments	(13,439)
Balance as of December 31, 2010	$5,403
Expense	16,466
Payments	(16,479)
Balance as of December 31, 2011	$5,390

The Company is self-insured up to specified limits for medical and workers’ compensation coverage. The self-insurance reserves have been recorded to reflect the undiscounted estimated liabilities, including claims incurred but not reported, as well as catastrophic claims as appropriate.

m. Income Taxes

The Company determines its provision or benefit for income taxes under the asset and liability method. The asset and liability method measures the expected tax impact at current enacted rates of future taxable income or deductions resulting from differences in the tax and financial reporting basis of assets and liabilities reflected in the Consolidated Balance Sheets. Future tax benefits of tax losses and credit carryforwards are recognized as deferred tax assets. Deferred tax assets are reduced by a valuation allowance to the extent management determines that it is not more-likely-than-not the Company would realize the value of these assets.

The Company accounts for income tax contingencies by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.

n. Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and customer receivables. We place our cash with high quality financial institutions. Generally, we do not require collateral or other security to support customer receivables.

o. New Accounting Pronouncements

During 2011, there were no new accounting pronouncements that had or are expected to have a material impact to the Company’s financial position, results of operations or cash flows.

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

4.	PER SHARE OF COMMON STOCK

Per share results have been calculated based on the average number of common shares outstanding. The calculation of basic and diluted net income (loss) per share is determined using net income (loss) applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2011	2010	2009
Basic net income (loss) per share
Net income (loss) applicable to common stockholders	$15,042	$(167,214)	$(105,085)
Undistributed earnings allocated to participating securities	(84)	—	—
Net income (loss) applicable to common stockholders excluding amounts applicable to participating securities	$14,958	$(167,214)	$(105,085)
Weighted average common shares outstanding	68,086	49,819	30,237
Basic net income (loss) per share	$0.22	$(3.36)	$(3.48)
Diluted net income (loss) per share:
Net income (loss) applicable to common stockholders	$15,042	$(167,214)	$(105,085)
Undistributed earnings allocated to participating securities	(84)	—	—
Net income (loss) applicable to common stockholders excluding amounts applicable to participating securities	$14,958	$(167,214)	$(105,085)
Weighted average common shares outstanding	68,086	49,819	30,237
Dilutive stock options and restricted stock	332	—	—
Diluted weighted average common shares outstanding	68,418	49,819	30,237
Diluted net income (loss) per share	$0.22	$(3.36)	$(3.48)

The calculation of average diluted shares outstanding for the periods ending December 31, 2011, 2010 and 2009 excludes the antidilutive effects of the following potential common shares (in thousands):

	Years Ended December 31,
	2011	2010	2009
Stock options and restricted stock	—	336	11
Redeemable warrants	—	12,890	11,336
Options to purchase common shares	1,376	1,437	2,133

Options to purchase common shares are considered potentially dilutive but were excluded from calculations of diluted net income (loss) per share as the exercise prices were greater than the average market price of the common shares.

5.	OTHER LEASE ARRANGEMENTS

The Company leases office space, manufacturing, warehouse and service facilities and equipment for varying periods under both operating and capital lease agreements. Future minimum lease payments required under these lease commitments as of December 31, 2011 are as follows (in thousands):

	Capital Leases	Operating Leases
2012	$1,621	$1,174
2013	932	1,019
2014	641	563
2015	373	85
2016	361	88
Thereafter	1,883	49
Total minimum lease payments	$5,811	$2,978
Interest	(990)
Present value of net minimum lease payments	$4,821

Total rental expense was $3.0 million for 2011 and $2.7 million for 2010 and 2009. As of December 31, 2011 the total minimum rentals to be received in future periods under these lease commitments was approximately $0.4 million.

6.	DEBT

In June 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC, as joint lead arranger, joint bookrunner and administrative agent (the “Agent”), and RBS Citizens Business Capital, a division of RBS Citizens, N.A., as joint lead arranger, joint bookrunner and syndication agent, as well as certain other lender participants. The Credit Agreement is guaranteed by certain of our subsidiaries and secured by a first priority security interest on substantially all of the Company’s assets. Under the Credit Agreement, the Company had a $150 million revolving credit facility (the “Revolver”) with the option to increase the total commitment to $200 million, subject to certain conditions. The Credit Agreement has a scheduled maturity date of June 28, 2016. The Credit Agreement replaced the Company’s previous $100 million revolving credit facility. Accordingly, concurrent with the closing of the Credit Agreement, the Company’s previous revolving credit agreement was extinguished. The Company did not incur any early termination penalties in connection with the termination of the previous facility.

In August 2011, the Company entered into the First Amendment to Credit Agreement (the “Amendment”) with its lenders under the Company’s Credit Agreement. The Amendment was entered into to permit an increase to the total commitment of the Revolver from $150 million to $175 million. Under the Credit Agreement the Company had the option, subject to certain conditions, to request up to two increases to the $150 million Revolver in minimum increments of $25 million and not to exceed $50 million in the aggregate (any such increase, a “Revolver Increase”). Pursuant to the Amendment, the Company requested a Revolver Increase of $25 million. All lenders under the Credit Agreement agreed to participate in the Revolver Increase and the Revolver Increase was effective in August 2011. The Company continues to have the option, subject to certain conditions, to request one additional Revolver Increase of $25 million.

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

The Company’s previous loan and security agreement entered into in July 2009 and, as amended in May 2010, had a capacity of $100 million, subject to a borrowing base and other discretionary reserves, and a maturity of August 3, 2012. This facility, as amended, was entered into to permit the early redemption of the Company’s Series E-G Preferred Stock and required the Company to pay down its revolving credit facility by at least $23.0 million. The repayment did not reduce the Company’s revolving loan commitments. Pursuant to this facility, if the availability under the Company’s revolving credit facility was less than $15.0 million at any time before the earlier of August 14, 2011 or the date that monthly financial statements were delivered for the month ending June 30, 2011, the Company could have been required to maintain a varying minimum EBITDA and would have been restricted in the amount of capital expenditures the Company could have made during such period. If the Company’s availability was less than $20.0 million thereafter, it would have been required to maintain a fixed charge coverage ratio for the 12 month period ending on the last day of the calendar month that ended most recently prior to such time of not less than 1.1 to 1.0.

Furthermore, under the previous loan and security agreement, the Company could not repurchase or redeem its common stock and could not pay cash dividends to the Company’s common stockholders until after August 3, 2011, and then only if (i) no default was or events of default were in existence or would have been caused by such purchase, redemption or payment, (ii) immediately after such purchase, redemption or payment, the Company had unused availability of at least $40 million, (iii) the amount of all cash dividends paid by the Company did not exceed $20 million in any fiscal year and (iv) at least 5 business days prior to the purchase, redemption or payment, an officer of the Company delivered a certificate to its lenders certifying that the conditions precedent in clauses (i)-(iii) have been satisfied. The Company was, however, permitted to repurchase stock from employees upon termination of their employment so long as no default or event of default existed at the time or would have been caused by such repurchase and such repurchases did not exceed $2.5 million in any fiscal year.

As of December 31, 2011 and 2010, amounts outstanding under the Credit Agreement and the previous loan and security agreement, were $65.0 million and $55.0 million, respectively. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the revolving credit facility, amounted to $125.7 million and $60.4 million as of December 31, 2011 and 2010, respectively. As of December 31, 2011, the Company was in compliance with all covenants of the Credit Agreement.

7.	ISSUANCE OF PREFERRED STOCK AND WARRANT

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

In May 2010, in connection with the Initial Offering (as discussed in Note 8), the Company redeemed (the “Redemption”) all outstanding shares of the Company’s Series E-G Preferred Stock at a liquidation value of $1,000 per share, or $35.0 million, plus accrued and unpaid dividends and a premium adjustment of 20% as required under the Securities Purchase Agreement for any redemption made prior to August 2014. The Series E Preferred, Series F Preferred and Series G Preferred paid an annual dividend rate of 15%, 16% and 18%, respectively, based on liquidation value. The Company accrued all dividend payments on the Series E-G Preferred Stock totaling approximately $4.8 million through the Redemption date. The premium adjustment for early redemption of $8.0 million was applied to the sum of the liquidation value and accrued and unpaid dividends. The total redemption price of the Series E-G Preferred Stock, including accrued and unpaid dividends, was approximately $47.8 million. Certificates of elimination were filed on September 21, 2010 with the Secretary of State of the State of Delaware to eliminate from the Company’s Certificate of Incorporation all provisions that were set forth in the certificates of designation for the Series E-G Preferred Stock.

If a change of control, meaning more than 50% of the voting power is transferred or acquired by any person other than Trailer Investments and its affiliates, occurred within 12 months of the date of the Redemption (on or before May 28, 2011), Trailer Investments would have been entitled to receive an aggregate payment of $74.6 million representing the difference between what it received in the Redemption and what it would have been entitled to receive on the date of the Redemption if a change of control had occurred on that date.

The following table presents the activity for the Series E-G Preferred Stock (in thousands):

	Series E Preferred	Series F Preferred	Series G Preferred	Total Preferred Stock
Balance as of January 1, 2010	$12,984	$3,190	$6,160	$22,334
Accretion	483	123	247	853
Accrued and unpaid dividends	1,328	355	808	2,491
Early extinguishment of preferred stock	12,297	3,159	6,657	22,113
Payments under redemption of preferred stock	(27,092)	(6,827)	(13,872)	(47,791)
Balance as of December 31, 2010	$—	$—	$—	$—
Balance as of December 31, 2011	$—	$—	$—	$—

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

In anticipation of the Second Offering (as discussed in Note 8), the Replacement Warrant was amended on September 13, 2010 to modify its cashless exercise provision to facilitate determination of the number of shares required to be withheld to pay the exercise price of the Replacement Warrant when exercised in connection with the Second Offering.

On September 17, 2010, Trailer Investments sold the Replacement Warrant to the several underwriters, who exercised the Replacement Warrant in full and sold the 9,349,032 shares of common stock underlying the Replacement Warrant in the Second Offering. The exercise of the Replacement Warrant was made via the forfeiture of 13,549 shares of common stock. As a result of the Second Offering and related cashless exercise, the Replacement Warrant was fully exercised and was no longer outstanding. Pursuant to the terms of the Investor Rights Agreement between the Company and Trailer Investments dated August 3, 2009, Trailer Investments had significant rights that no longer exist as a result of the consummation of the Second Offering. These rights included the ability to designate five persons for election to the Company’s board of directors for so long as Trailer Investments and its affiliates beneficially owned at least 10% of the Company’s outstanding common stock. As a result, on September 21, 2010, the Company received resignation notices from each of the existing four Trailer Investments board members, notifying the Company of each member’s intent to resign from the Company’s board of directors with immediate effect.

8.	STOCKHOLDERS’ EQUITY

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

On May 28, 2010, the Company closed on a public offering of the Company’s common stock, par value $0.01 per share (the “Initial Offering”), which consisted of 11,750,000 shares of common stock sold by the Company and 16,137,500 shares of common stock sold by Trailer Investments as selling stockholder, each at a purchase price of $6.50 per share. The shares of common stock sold in the Initial Offering by Trailer Investments included 3,637,500 shares sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares to cover over-allotments. All shares sold by Trailer Investments were issued upon the partial exercise of the Warrant it held and the Replacement Warrant was issued to Trailer Investments on May 28, 2010 (as discussed in Note 7). The Company did not receive any proceeds from the sale of the shares by Trailer Investments. The Company generated proceeds from its sale of 11,750,000 shares of common stock of $76.4 million and used the net proceeds to redeem all of its outstanding preferred stock and to repay a portion of its outstanding indebtedness under its revolving credit facility.

On September 17, 2010, Trailer Investments sold the Replacement Warrant to the several underwriters, who exercised the Replacement Warrant in full and sold the 9,349,032 shares of common stock underlying the Replacement Warrant at a price per share of $6.75 (the “Second Offering”). Pursuant to the underwriting agreement between the Company, Trailer Investments and Morgan Stanley & Co. Incorporated, as underwriter (the “Underwriter”), upon the closing of the Second Offering, Trailer Investments transferred the Replacement Warrant to the Underwriter and the Company issued 9,349,032 shares of the common stock to the Underwriter upon the net exercise of the Replacement Warrant and the Second Offering was consummated. The net exercise of the Replacement Warrant was made by the Underwriter via the forfeiture of 13,549 shares of common stock issuable under the Replacement Warrant. As a result, the Replacement Warrant was fully exercised and was no longer outstanding. The Company did not receive any proceeds from the sale of these shares in the Second Offering by Trailer Investments.

b. Preferred Stock

As discussed in Note 7, all outstanding shares of the Company’s Series E-G Preferred Stock, which were issued pursuant to the Securities Purchase Agreement in July 2009, were redeemed in May 2010. Additionally, the Company has a series of 300,000 shares of preferred stock designated as Series D Junior Participating Preferred Stock, par value $0.01 per share. As of December 31, 2011 and 2010, the Company had no Series D Junior Participating shares issued or outstanding.

The board of directors has the authority to issue up to 25 million shares of unclassified preferred stock and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.

a. Stockholders’ Rights Plan

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

9.	STOCK-BASED COMPENSATION

In May 2011, the Company adopted the 2011 Omnibus Incentive Plan (the “Omnibus Plan”). This plan provides for the issuance of stock options, restricted stock, stock appreciation rights and performance units to directors, officers and other eligible employees of the Company. The Omnibus Plan makes available approximately 7.5 million shares for issuance, subject to adjustments for stock dividends, recapitalizations and the like.

The Company recognizes all share-based payments to eligible employees based upon their fair value. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. Total stock-based compensation expense was $3.4 million, $3.5 million and $3.4 million in 2011, 2010 and 2009, respectively. The amount of compensation costs related to nonvested stock options, restricted stock, stock appreciation rights and performance units not yet recognized was $5.6 million at December 31, 2011, for which the weighted average remaining life was 1.9 years.

Stock Options

Stock options are awarded with an exercise price equal to the market price on the date of grant, become fully exercisable three years after the date of grant and expire ten years after the date of grant. The fair value of stock option awards is estimated on the date of grant using a binomial option-pricing model that uses the assumptions noted in the following table:

Valuation Assumptions	2011	2010	2009
Risk-free interest rate	3.49%	3.77%	2.76%
Expected volatility	78.8%	70.1%	56.3%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term	5 yrs.	6 yrs.	6 yrs.

The expected volatility is based upon the Company’s historical experience. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate utilized for periods throughout the contractual life of the options are based on U.S. Treasury security yields at the time of grant.

A summary of all stock option activity during 2011 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)
Options Outstanding at December 31, 2010	1,659,257	$12.19	5.2	$3.9
Granted	410,531	$10.22
Exercised	(94,514)	$5.69		$0.4
Forfeited	(15,713)	$11.89
Expired	(34,736)	$14.70
Options Outstanding at December 31, 2011	1,924,825	$12.02	5.1	$0.8
Options Exercisable at December 31, 2011	1,430,691	$13.04	3.9	$0.4

During 2011, 2010 and 2009, the Company granted 410,531, 10,000, and 360,492 stock options with aggregate fair values on the date of grant of $2.7 million, less than $0.1 million and $0.8 million, respectively. The estimated fair value of the stock options granted in 2011, 2010 and 2009 were $6.69, $1.35 and $2.10 per stock option, respectively. The total intrinsic value of stock options exercised during 2011 and 2010 was $0.4 million and $0.3 million, respectively. No stock options were exercised during 2009.

Restricted Stock

Restricted stock awards vest over a period of three years and may be based on the achievement of specific financial performance metrics. These shares are valued at the market price on the date of grant, are forfeitable in the event of terminated employment prior to vesting and include the right to vote and receive dividends.

A summary of all restricted stock activity during 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Outstanding at December 31, 2010	380,260	$5.68
Granted	366,989	$10.15
Vested	(191,188)	$7.12
Forfeited	(8,323)	$4.98
Restricted Stock Outstanding at December 31, 2011	547,738	$7.94

During 2011, 2010 and 2009, the Company granted 366,989, 10,000 and 500,544 shares of restricted stock with aggregate fair values on the date of grant of $3.7 million, less than $0.1 million and $1.8 million, respectively. The total fair value of restricted stock that vested during 2011, 2010 and 2009 was $1.9 million, $2.2 million and $0.3 million, respectively.

Cash-Settled Performance Units and Stock Appreciation Rights

In March 2010, the Company awarded eligible employees cash-settled stock appreciation rights and performance units. The stock appreciation rights vest at the end of a three year period and provide each participant with the right to receive payment in cash representing the appreciation in the market value of the Company’s common stock from the grant date to the award’s vesting date. The per share exercise price of a stock appreciation right is equal to the closing market price of the Company’s stock on the date of grant. As of December 31, 2011 and 2010, the weighted average fair market value of each remaining stock appreciation right was $2.68 and $8.70, respectively, and will be remeasured at each reporting period using a binomial option-pricing model. The performance units vest at the end of a three year period and provide each participant with the right to receive payments in cash, upon vesting, for the lesser of the market value of the Company’s stock on the date of grant or the vesting date. As of December 31, 2011 and 2010 the weighted average fair market value of each performance unit was $7.44 and will be remeasured at each reporting period using a binomial option-pricing model. The number of performance units actually awarded to eligible employees was based on the achievement of specific financial performance metrics.

10.	EMPLOYEE SAVINGS PLANS

Substantially all of the Company’s employees are eligible to participate in a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company also provides a non-qualified defined contribution plan for senior management and certain key employees. Both plans provide for the Company to match, in cash, a percentage of each employee’s contributions up to certain limits. As of September 1, 2008, the Company reduced the matching contribution for its 401(k) plan and suspended all matching contributions to the non-qualified plan. Subsequently, as of April 1, 2009, the Company temporarily suspended all matching contributions for its 401(k) plan. The temporary suspension of all matching contributions was effective throughout 2011 and, therefore, no matching expenses were incurred for 2011 and 2010. The Company’s matching contribution and related expense for these plans for 2009 totaled approximately $0.3 million.

11.	INCOME TAXES

a. Income (Loss) Before Income Taxes

The consolidated income (loss) before income taxes for 2011, 2010 and 2009 consists of the following (in thousands):

	2011	2010	2009
Domestic	$15,213	$(141,867)	$(104,769)
Foreign	—	56	3
Total income (loss) before income taxes	$15,213	$(141,811)	$(104,766)

b. Income Tax Expense (Benefit)

The consolidated income tax expense (benefit) for 2011, 2010 and 2009 consists of the following components (in thousands):

	2011	2010	2009
Current
U.S. Federal	$14	$(163)	$(127)
State	157	112	32
Deferred	—	—	(2,906)
Total consolidated expense (benefit)	$171	$(51)	$(3,001)

The Company’s following table provides a reconciliation of differences from the U.S. Federal statutory rate of 35% as follows (in thousands):

	2011	2010	2009
Pretax book income (loss)	$15,213	$(141,811)	$(104,766)
Federal tax expense (benefit) at 35% statutory rate	5,325	(49,634)	(36,668)
State and local income taxes	917	(6,981)	(5,205)
(Utilization of) Provisions for valuation allowance for net operating losses and credit carrryforwards – U.S. and states	(6,060)	7,604	23,944
Effect of non-deductible adjustment to fair market value of warrants	—	48,635	13,379
Effect of non-deductible stock-based compensation	—	395	868
Other	(11)	(70)	681
Total income tax expense (benefit)	$171	$(51)	$(3,001)

The $3.0 million income tax benefit for the year ended December 31, 2009 was substantially associated with a change in the tax law which permitted the Company to recover U.S. federal alternative minimum taxes paid in 2004, 2005 and 2006 of $2.9 million against which the Company previously had recorded a full valuation allowance.

c. Deferred Taxes

The Company’s deferred income taxes are primarily due to temporary differences between financial and income tax reporting for the depreciation of property, plant and equipment, amortization of intangibles, compensation adjustments, inventory adjustments, other accrued liabilities and tax credits and losses carried forward.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2011, the Company utilized approximately $6.1 million of previously recognized net valuation allowances primarily due to accumulation of pretax income. In 2010 the Company recorded a $7.6 million net valuation allowance. Companies are required to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, both positive and negative, using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.

The Company assesses, on a quarterly basis, the realizability of its deferred tax assets by evaluating all available evidence, both positive and negative, including: (1) the cumulative results of operations in recent years, (2) the nature of recent losses, (3) estimates of future taxable income, (4) the length of operating loss carryforward periods and (5) the uncertainty associated with a possible change in ownership, which imposes an annual limitation on the use of these carryforwards. The Company has been in a cumulative three-year pre-tax loss position since the quarter ended December 31, 2009. The cumulative three-year loss is considered significant negative evidence which is objective and verifiable. Positive evidence considered by the Company in its assessment included lengthy operating loss carryforward periods, a lack of unused expired operating loss carryforwards in the Company’s history and estimates of future taxable income. However, there is uncertainty as to the Company’s ability to meet its estimates of future taxable income in order to recover its deferred tax assets in the United States.

After considering both the positive and negative evidence management determined that it was not more-likely-than-not that it would realize the value of its deferred tax assets. As a result, the Company established a full valuation allowance against its net deferred tax assets as of December 31, 2011, 2010 and 2009. In subsequent periods, the Company will continue to evaluate the deferred income tax asset valuation allowance and adjust the allowance when management has determined that it is more-likely than not, after considering both the positive and negative evidence, that the realizability of the related deferred tax assets, or a portion thereof, has changed.

As of December 31, 2011, the Company has U.S. federal tax net operating loss carryforwards (“NOLs”) of approximately $166 million, which will expire beginning in 2022, if unused, and which may be subject to other limitations under Internal Revenue Service (the “IRS”) rules. The Company has various, multistate income tax net operating loss carryforwards, which have been recorded as a deferred income tax asset, of approximately $16 million, before valuation allowances. The Company also has various U.S. federal income tax credit carryforwards, which will expire beginning in 2013, if unused. The Company’s NOLs, including any future NOLs that may arise, are subject to limitations on use under the IRS rules, including Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as revised. Section 382 limits the ability of a company to utilize NOLs in the event of an ownership change. The Company would undergo an ownership change if, among other things, the stockholders, or group of stockholders, who own or have owned, directly or indirectly, 5% or more of the value of the Company’s stock or are otherwise treated as 5% stockholders under Section 382 and the regulations promulgated thereunder increase their aggregate percentage ownership of the Company’s stock by more than 50 percentage points over the lowest percentage of its stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change.

In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs and certain recognized built-in losses. The limitation imposed by Section 382 for any post-change year would be determined by multiplying the value of our stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate in effect at the time of the ownership change. Any unused annual limitation may be carried over to later years, and the limitation may under certain circumstances be increased by built-in gains that may be present in assets held by us at the time of the ownership change that are recognized in the five-year period after the ownership change. It is expected that any loss of the Company’s NOLs would cause its effective tax rate to go up significantly if the Company sustains its profitability, excluding impacts of valuation allowance.

On May 28, 2010 a change of ownership did occur resulting from the issuance of 11,750,000 shares of common stock, which invoked a limitation on the utilization of pre-ownership change U.S. Federal NOLs under Section 382. Pre-ownership change U.S. Federal NOLs at December 31, 2011 are $154 million. Management has estimated the annual U.S. Federal NOL limitations under IRC Section 382 through 2014 are $95 million for 2012, $40 million for 2013 and $19 million for 2014. To the extent the limitation in any year is not reached, any remaining limitation can be carried forward indefinitely to future years. Post-ownership change U.S. Federal NOLs at December 31, 2011 are $12 million, which is currently not subject to utilization limits.

The components of deferred tax assets and deferred tax liabilities as of December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010
Deferred tax assets
Tax credits and loss carryforwards	$75,836	$81,808
Accrued liabilities	4,952	5,518
Incentive compensation	8,988	7,439
Other	5,800	7,097
	$95,576	$101,862
Deferred tax liabilities
Property, plant and equipment	(828)	(1,687)
Intangibles	(3,421)	(2,766)
Prepaid assets	(413)	—
Other	(242)	(525)
	$(4,904)	$(4,978)
Net deferred tax asset before valuation allowances and reserves	$90,672	$96,884
Valuation allowances	(81,267)	(87,479)
Uncertain tax positions	(9,405)	(9,405)
Net deferred tax asset	$—	$—

d. Tax Reserves

The Company’s policy with respect to interest and penalties associated with reserves or allowances for uncertain tax positions is to classify such interest and penalties in income tax expense in the Statements of Operations. As of December 31, 2011 and 2010, the total amount of unrecognized income tax benefits was approximately $10.1 million, all of which, if recognized, would impact the effective income tax rate of the Company. As of December 31, 2011 and 2010, the Company had recorded a total of $0.6 million and $0.5 million, respectively, of accrued interest and penalties related to uncertain tax positions. The Company foresees no significant changes to the facts and circumstances underlying its reserves and allowances for uncertain income tax positions as reasonably possible during the next 12 months. As of December 31, 2011, the Company is subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2002 through 2011. The Company is also subject to unexpired statutes of limitation for Indiana state income taxes for the years 2002 through 2011.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2010	$10,080
Increase in prior year tax positions	15
Balance at December 31, 2010	$10,095
Balance at December 31, 2011	$10,095
12.	COMMITMENTS AND CONTINGENCIES

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

The case grows out of a joint venture agreement between BK and the Company related to marketing of RoadRailer trailers in Brazil and other areas of South America. When BK was placed into the Brazilian equivalent of bankruptcy late in 2000, the joint venture was dissolved. BK subsequently filed its lawsuit against the Company alleging that it was forced to terminate business with other companies because of the exclusivity and non-compete clauses purportedly found in the joint venture agreement. BK asserted damages, exclusive of any potentially court-imposed interest or inflation adjustments, of approximately R$20.8 million (Brazilian Reais). BK did not change the amount of damages it asserted following its filing of the case in 2001.

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil. On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damages amount is approximately R$26.7 million (Brazilian Reais), which is approximately $15.3 million U.S. dollars using current exchange rates and exclusive of any potentially court-imposed interest, fees or inflation adjustments (which are currently estimated at a maximum of approximately $63 million, at current exchange rates, but may change with the passage of time and/or the discretion of the court at the time of final judgment in this matter). Due, in part, to the amount and type of damages awarded by the Fourth Civil Court of Curitiba, Wabash immediately filed for clarification of the judgment, which renders the judgment unenforceable at this time. Upon receipt of a clarified judgment from the Fourth Civil Court of Curitiba, Wabash also plans to appeal the judgment to the State of Paraná Court of Appeals. The Court of Appeals has the authority to re-hear all facts presented to the lower court, as well as to reconsider the legal questions presented in the case, and to render a new judgment in the case without regard to the lower court’s findings. Pending outcome of this appeal process, the judgment is not enforceable by the plaintiff. Any ruling from the Court of Appeals is not be expected prior to the third quarter of 2012, and, accordingly, the judgment rendered by the lower court cannot be enforced prior to that time, and may be overturned or reduced as a result of this process. The Company believes that the claims asserted by BK are without merit and it intends to continue to vigorously defend its position. The Company has not recorded a charge with respect to this loss contingency as of December 31, 2011. Furthermore, at this time, the Company does not have sufficient information to predict the ultimate outcome of the case and are unable to estimate the amount of any reasonable possible loss or range of loss that it may be required to pay at the conclusion of the case. The Company will reassess the need for the recognition of a loss contingency upon the receipt of a clarified judgment and assignment of the case in the Court of Appeals, upon a decision to settle this case with the plaintiffs or an internal decision as to an amount that the Company would be willing to settle or upon the outcome of the appeals process.

Intellectual Property

In October 2006, the Company filed a patent infringement suit against Vanguard National Corporation (“Vanguard”) regarding the Company’s U.S. Patent Nos. 6,986,546 and 6,220,651 in the U.S. District Court for the Northern District of Indiana (Civil Action No. 4:06-cv-135). The Company amended the Complaint in April 2007. In May 2007, Vanguard filed its Answer to the Amended Complaint, along with Counterclaims seeking findings of non-infringement, invalidity, and unenforceability of the subject patents. The Company filed a reply to Vanguard’s counterclaims in May 2007, denying any wrongdoing or merit to the allegations as set forth in the counterclaims. The case has currently been stayed by agreement of the parties while the U.S. Patent and Trademark Office (“Patent Office”) undertakes a reexamination of U.S. Patent Nos. 6,986,546. In June 2010, the Patent Office notified the Company that the reexamination is complete and the Patent Office has reissued U.S. Patent No. 6,986,546 without cancelling any claims of the patent. The parties have not yet petitioned the Court to lift the stay, and it is unknown at this time when the parties’ petition to lift the stay may be filed or granted.

The Company believes that its claims against Vanguard have merit and that the claims asserted by Vanguard are without merit. The Company intends to vigorously defend its position and intellectual property. The Company believes that the resolution of this lawsuit will not have a material adverse effect on its financial position, liquidity or future results of operations. However, at this stage of the proceeding, no assurance can be given as to the ultimate outcome of the case.

Environmental Disputes

In September 2003, the Company was noticed as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (“EPA”) pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site (the “Superfund Site”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). PRPs include current and former owners and operators of facilities at which hazardous substances were allegedly disposed. The EPA’s allegation that the Company was a PRP arises out of the Company’s acquisition of a former branch facility located approximately five miles from the original Superfund Site. The Company acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002. In June 2010, the Company was contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that the Company contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010. The Company initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from the Company. If the settlement is approved by all parties, it will prevent any third party from successfully bringing claims against the Company for environmental contamination relating to this former branch property. The Company has been awaiting approval from the ADEQ since the settlement was first proposed in July 2010. Based on communications with the RID and ADEQ in December 2011, the Company does not expect to receive a response regarding the approval of the settlement from the ADEQ for, at least, several additional months. Based upon the Company’s limited period of ownership of the former branch property, and the fact that it no longer owns the former branch property, it does not anticipate that the ADEQ will reject the proposed settlement, but no assurance can be given at this time as to the ADEQ’s response to the settlement proposal. The proposed settlement terms have been accrued and did not have a material adverse effect on the Company’s financial condition or results of operations, and it believes that any ongoing proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

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

The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of

December 31, 2011, in addition to a reserve of $0.2 million relating to the ADEQ proposed settlement discussed above, the Company had reserved estimated remediation costs of $0.2 million for activities at a former branch property.

c. Letters of Credit

As of December 31, 2011, the Company had standby letters of credit totaling $4.3 million issued in connection with workers compensation claims and surety bonds.

d. Purchase Commitments

The Company has $37.8 million in purchase commitments through December 2013 for aluminum, which is within normal production requirements.

13.	SEGMENTS AND RELATED INFORMATION

a. Segment Reporting

Through the third quarter of 2011, the Company segregated its operations into two reportable segments: Manufacturing and Retail and Distribution. In the fourth quarter of 2011, resulting from the execution of Company’s strategic initiative to expand its customer base, diversify its product offerings and revenues and extend its market leadership, it began reporting three segments: Commercial Trailer Products, Diversified Products and Retail. The Commercial Trailer Products segment produces and sells new trailers to the Retail segment or to customers who purchase trailers directly from the Company or through independent dealers. The Diversified Products segment focuses on the Company’s commitment to expand its customer base, diversify its product offerings and revenues and extend its market leadership by leveraging its proprietary DuraPlate® panel technology, drawing on its core manufacturing expertise and making available products that are complementary to truck trailers and transportation equipment. The Retail segment includes the sale of new and used trailers, as well as the sale of after-market parts and service, through its retail branch network.

The Company manages its business in multiple operating segments. Because of the similar economic characteristics of these operations, including the nature of the products, the same or similar customers and similar production and distribution processes, those operations have been aggregated for segment reporting purposes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company evaluates segment performance based on income from operations. The Company has not allocated certain corporate related administrative costs, interest and income taxes included in the corporate and eliminations segment to the Company’s other reportable segment. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows (in thousands):

	Commercial Trailer Products	Diversified Products	Retail	Corporate and Eliminations	Consolidated
2011
Net sales
External customers	$1,010,131	$52,048	$125,065	$—	$1,187,244
Intersegment sales	61,163	54,432	—	(115,595)	$—
Total net sales	$1,071,294	$106,480	$125,065	$(115,595)	$1,187,244
Depreciation and amortization	10,273	1,866	631	2,821	15,591
Income (Loss) from operations	18,536	14,630	(275)	(13,101)	19,790
Reconciling items to net income
Interest expense					4,136
Other, net					441
Income tax expense					171
Net income					$15,042
Capital expenditures	$4,144	$2,724	$370	$26	$7,264
Assets	$261,102	$52,733	$137,416	$(63,201)	$388,050
2010
Net sales
External customers	$529,173	$22,053	$89,146	$—	$640,372
Intersegment sales	32,110	20,940	—	(53,050)	$—
Total net sales	$561,283	$42,993	$89,146	$(53,050)	$640,372
Depreciation and amortization	11,295	1,910	675	2,975	16,855
(Loss) Income from operations	(2,591)	2,440	(1,002)	(14,264)	(15,417)
Reconciling items to net loss
Increase in fair value of warrant					121,587
Interest expense					4,140
Other, net					667
Income tax benefit					(51)
Net loss					$(141,760)
Capital expenditures	$1,107	$161	$368	$146	$1,782
Assets	$198,146	$36,589	$95,623	$(27,524)	$302,834
2009
Net sales
External customers	$263,388	$9,749	$64,703	$—	$337,840
Intersegment sales	12,544	7,597	—	(20,141)	$—
Total net sales	$275,932	$17,346	$64,703	$(20,141)	$337,840
Depreciation and amortization	13,885	1,554	837	3,309	19,585
Loss from operations	(42,162)	(4,552)	(6,663)	(12,697)	(66,074)
Reconciling items to net loss
Increase in fair value of warrant					33,447
Interest expense					4,379
Other, net					866
Income tax benefit					(3,001)
Net loss					$(101,765)
Capital expenditures	$867	$71	$43	$—	$981
Assets	$148,068	$23,614	$93,049	$(40,954)	$223,777

b. Customer Concentration

The Company is subject to a concentration of risk as the five largest customers together accounted for approximately 32%, 32% and 41% of the Company’s aggregate net sales in 2011, 2010 and 2009, respectively, with one different customer each year representing approximately 13%, 10% and 14% of net sales in 2011, 2010 and 2009, respectively. International sales, primarily to Canadian customers, accounted for less than 10% in each of the last three years.

c. Product Information

The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	2011		2010		2009
	$	%	$	%	$	%
New trailers	1,050,474	88.5	550,470	86.0	272,678	80.7
Used trailers	26,489	2.2	22,619	3.5	19,109	5.7
Components, parts and service	92,250	7.8	61,656	9.6	44,245	13.1
Equipment and other	18,031	1.5	5,627	0.9	1,808	0.5
Total net sales	1,187,244	100.0	640,372	100.0	337,840	100.0
14.	CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal years 2011, 2010 and 2009 (dollars in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Net sales	$221,984	$287,095	$336,433	$341,732
Gross profit	16,501	16,240	13,320	20,659
Net income	3,197	3,302	1,092	7,451
Basic and diluted net income per share(1)	0.05	0.05	0.02	0.11
2010
Net sales	$78,274	$149,699	$170,848	$241,551
Gross profit	(976)	5,301	6,467	17,291
Net (loss) income(2)	(139,079)	(5,602)	(1,938)	4,859
Basic and diluted net (loss) income per share(1)(3)	(4.64)	(0.72)	(0.03)	0.07
2009
Net sales	$77,937	$86,206	$88,324	$85,373
Gross profit	(15,476)	(5,231)	(321)	(1,882)
Net (loss) income(2)	(28,284)	(17,935)	(66,404)	10,858
Basic and diluted net (loss) income per share(1)(3)	(0.94)	(0.59)	(2.23)	0.15

(1)	Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) per share may differ from annual net income (loss) per share due to rounding.
(2)	Net (loss) income includes a non-cash (charge) benefit of ($54.0) million, $20.5 million, ($126.8) million, $1.9 million and $3.3 million related to the change in the fair value of the Company’s warrant for the third and fourth quarters of 2009 and the first, second and third quarters of 2010, respectively.
(3)	Basic and diluted net (loss) income per share includes $1.1 million, $2.2 million, $2.0 million and $1.3 million of preferred stock dividends for the third and fourth quarters of 2009 and the first and second quarters of 2010, respectively. The second quarter of 2010 also includes a $22.1 million loss on early extinguishment of preferred stock.

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011, including those procedures described below, we, including our Chief Executive Officer and our Chief Financial Officer, determined that those controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that internal control over financial reporting is effective as of December 31, 2011.

Ernst & Young LLP, an Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2011, and its report on internal controls over financial reporting as of December 31, 2011 appears on the following page.

Richard J. Giromini Mark J. Weber	President and Chief Executive Officer Senior Vice President and Chief Financial Officer

February 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wabash National Corporation:

We have audited Wabash National Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wabash National Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Wabash National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wabash National Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 29, 2012 expressed an unqualified opinion thereon.

Ernst & Young LLP

Indianapolis, Indiana

February 29, 2012

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10 — EXECUTIVE OFFICERS OF THE REGISTRANT

The Company hereby incorporates by reference the information contained under the heading “Executive Officers of Wabash National Corporation” from Item 1 Part I of this Annual Report.

The Company hereby incorporates by reference the information contained under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” or “Election of Directors” from its definitive Proxy Statement to be delivered to stockholders of the Company in connection with the 2012 Annual Meeting of Stockholders to be held May 17, 2012.

Code of Ethics

As part of our system of corporate governance, our Board of Directors has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that is specifically applicable to our Chief Executive Officer and Senior Financial Officers. This Code of Ethics is available on the Investors page of the Company Info section of our website at www.wabashnational.com/investors/index.htm. We will disclose any waivers for our Chief Executive Officer or Senior Financial Officers under, or any amendments to, our Code of Ethics by posting such information on our website at the address above.

ITEM 11 — EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the information contained under the headings “Executive Compensation” and “Director Compensation” from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2012 Annual Meeting of Stockholders to be held May 17, 2012.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company hereby incorporates by reference the information contained under the headings “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2012 Annual Meeting of Stockholders to be held on May 17, 2012.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company hereby incorporates by reference the information contained under the headings “Election of Directors” and “Related Party Transactions” from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2012 Annual Meeting of Stockholders to be held on May 17, 2012.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of this form and the audit committee’s pre-approval policies and procedures regarding the engagement of the principal accountant are incorporated herein by reference to the information contained under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” from the Company’s definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2012 Annual Meeting of Stockholders to be held on May 17, 2012.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements: The Company has included all required financial statements in Item 8 of this Form 10-K. The financial statement schedules have been omitted as they are not applicable or the required information is included in the Notes to the consolidated financial statements.
(b)	Exhibits: The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

3.01	Amended and Restated Certificate of Incorporation of the Company, as amended(15)
3.02	Certificate of Designations of Series D Junior Participating Preferred Stock(8)
3.03	Amended and Restated Bylaws of the Company, as amended(14)
4.01	Specimen Stock Certificate(2)
4.02	Rights Agreement between the Company and National City Bank as Rights Agent dated December 28, 2005(9)
4.03	Amendment No. 1 to the Rights Agreement dated July 17, 2009(13)
10.01#	1992 Stock Option Plan(1)
10.02#	2000 Stock Option Plan(3)
10.03#	Executive Employment Agreement dated June 28, 2002 between the Company and Richard J. Giromini(4)
10.04#	Non-qualified Stock Option Agreement dated July 15, 2002 between the Company and Richard J. Giromini(4)
10.05	Asset Purchase Agreement dated July 22, 2003(5)
10.06	Amendment No. 1 to the Asset Purchase Agreement dated September 19, 2003(5)
10.07#	2004 Stock Incentive Plan(6)
10.08#	Corporate Plan for Retirement — Executive Plan(7)
10.09#	Amendment to Executive Employment Agreement dated January 1, 2007 between the Company and Richard J. Giromini(10)
10.10#	Form of Non-Qualified Stock Option Agreement under the 2007 Omnibus Incentive Plan(11)
10.11#	Form of Restricted Stock Agreement under the 2007 Omnibus Incentive Plan(11)
10.12#	2007 Omnibus Incentive Plan, as amended(12)
10.13#	2011 Omnibus Incentive Plan(16)
10.14#	Change in Control Severance Pay Plan(17)
10.15+	Credit Agreement, dated June 28, 2011, by and among Wabash National Corporation and certain of its subsidiaries identified on the signature page thereto, Wells Fargo Capital Finance, LLC, as joint lead arranger, joint bookrunner and administrative agent, and RBS Citizens Business Capital, a division of RBS Citizens, N.A., as joint lead arranger, joint bookrunner and syndication agent and other lenders and agents named therein(18)
10.16	First Amendment to Credit Agreement, dated August 22, 2011, by and among Wabash National Corporation and certain of its subsidiaries identified on the signature page thereto, Wells Fargo Capital Finance, LLC, as joint lead arranger, joint bookrunner and administrative agent, and RBS Citizens Business Capital, a division of RBS Citizens, N.A., as joint lead arranger, joint bookrunner and syndication agent and the other lenders and agents named therein, between the Company and its lenders(19)
21.01	List of Significant Subsidiaries(20)
23.01	Consent of Ernst & Young LLP(20)
31.01	Certification of Principal Executive Officer(20)
31.02	Certification of Principal Financial Officer(20)
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)(20)
101	Interactive Data File Pursuant to Rule 405 of Regulation S-T

#	Management contract or compensatory plan
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-42810) or the Registrant’s Registration Statement on Form 8-A filed December 6, 1995 (item 3.02 and 4.02)
(2)	Incorporated by reference to the Registrant’s registration statement on Form S-3 (Registration No. 333-27317) filed on May 16, 1997
(3)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2001 (File No. 1-10883)
(4)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (File No. 1-10883)
(5)	Incorporated by reference to the Registrant’s Form 8-K filed on September 29, 2003 (File No. 1-10883)
(6)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 1-10883)
(7)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2005 (File No. 1-10883)
(8)	Incorporated by reference to the Registrant’s Form 8-K filed on December 28, 2005 (File No. 1-10883)
(9)	Incorporated by reference to the Registrant’s registration statement on Form 8-A12B filed on December 28, 2005 (File No. 1-10883)
(10)	Incorporated by reference to the Registrant’s Form 8-K filed on January 8, 2007 (File No. 1-10883)
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on May 24, 2007 (File No. 1-10883)
(12)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2007 (File No. 1-10883)
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on July 20, 2009 (File No. 1-10883)
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on August 4, 2009 (File No. 1-10883)
(15)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2011 (File No. 1-10883)
(16)	Incorporated by reference to the Registrant’s Form 8-K filed on May 25, 2011 (File No. 1-10883)
(17)	Incorporated by reference to the Registrant’s Form 8-K filed on September 14, 2011 (File No. 1-10883)
(18)	Incorporated by reference to the Registrant’s Form 8-K filed on June 28, 2011 (File No. 1-10883)
(19)	Incorporated by reference to the Registrant’s Form 8-K filed on August 22, 2011 (File No. 1-10883)
(20)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WABASH NATIONAL CORPORATION
February 29, 2012	By: /s/ Mark J. Weber Mark J. Weber Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date	Signature and Title
February 29, 2012	By: /s/ Richard J. Giromini Richard J. Giromini President and Chief Executive Officer, Director (Principal Executive Officer)
February 29, 2012	By: /s/ Mark J. Weber Mark J. Weber Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
February 29, 2012	By: /s/ Martin C. Jischke Dr. Martin C. Jischke Chairman of the Board of Directors
February 29, 2012	By: /s/ James D. Kelly James D. Kelly Director
February 29, 2012	By: /s/ John E. Kunz John E. Kunz Director
February 29, 2012	By: /s/ Larry J. Magee Larry J. Magee Director
February 29, 2012	By: /s/ Scott K. Sorensen Scott K. Sorensen Director