Form 10-K/A
period 2011-12-31
WABASH NATIONAL CORP /DE
filed 2012-04-13
CIK 879526

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to Wabash National Corporation’s Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”) is being filed to check the “Yes” box on the cover page of the Form 10-K indicating that the Company is a well-known seasoned issuer as defined in Rule 405 of Regulation S-K. The “No” box was incorrectly checked in the original filing of the Form 10-K, and this amendment corrects that error. This Amendment No. 1 also updates Item 15 to reflect the filing of Exhibit 12.01: Computation of Ratio of Earnings to Fixed Charges and the refiling of Exhibit 23.01: Consent of Ernst & Young LLP. Other than these changes, there are no changes to the Form 10-K as originally filed.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements: The Company has included all required financial statements in Item 8 of this Form 10-K. The financial statement schedules have been omitted as they are not applicable or the required information is included in the Notes to the consolidated financial statements.
(b)	Exhibits: The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

3.01	Amended and Restated Certificate of Incorporation of the Company, as amended(15)
3.02	Certificate of Designations of Series D Junior Participating Preferred Stock(8)
3.03	Amended and Restated Bylaws of the Company, as amended(14)
4.01	Specimen Stock Certificate(2)
4.02	Rights Agreement between the Company and National City Bank as Rights Agent dated December 28, 2005(9)
4.03	Amendment No. 1 to the Rights Agreement dated July 17, 2009(13)
10.01#	1992 Stock Option Plan(1)
10.02#	2000 Stock Option Plan(3)
10.03#	Executive Employment Agreement dated June 28, 2002 between the Company and Richard J. Giromini(4)
10.04#	Non-qualified Stock Option Agreement dated July 15, 2002 between the Company and Richard J. Giromini(4)
10.05	Asset Purchase Agreement dated July 22, 2003(5)
10.06	Amendment No. 1 to the Asset Purchase Agreement dated September 19, 2003(5)
10.07#	2004 Stock Incentive Plan(6)
10.08#	Corporate Plan for Retirement — Executive Plan(7)
10.09#	Amendment to Executive Employment Agreement dated January 1, 2007 between the Company and Richard J. Giromini(10)
10.10#	Form of Non-Qualified Stock Option Agreement under the 2007 Omnibus Incentive Plan(11)
10.11#	Form of Restricted Stock Agreement under the 2007 Omnibus Incentive Plan(11)
10.12#	2007 Omnibus Incentive Plan, as amended(12)
10.13#	2011 Omnibus Incentive Plan(16)
10.14#	Change in Control Severance Pay Plan(17)
10.15+	Credit Agreement, dated June 28, 2011, by and among Wabash National Corporation and certain of its subsidiaries identified on the signature page thereto, Wells Fargo Capital Finance, LLC, as joint lead arranger, joint bookrunner and administrative agent, and RBS Citizens Business Capital, a division of RBS Citizens, N.A., as joint lead arranger, joint bookrunner and syndication agent and other lenders and agents named therein(18)
10.16	First Amendment to Credit Agreement, dated August 22, 2011, by and among Wabash National Corporation and certain of its subsidiaries identified on the signature page thereto, Wells Fargo Capital Finance, LLC, as joint lead arranger, joint bookrunner and administrative agent, and RBS Citizens Business Capital, a division of RBS Citizens, N.A., as joint lead arranger, joint bookrunner and syndication agent and the other lenders and agents named therein, between the Company and its lenders(19)
12.01	Computation of Ratio of Earnings to Fixed Charges(21)
21.01	List of Significant Subsidiaries(20)
23.01	Consent of Ernst & Young LLP(21)
31.01	Certification of Principal Executive Officer(20)
31.02	Certification of Principal Financial Officer(20)
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)(20)
101	Interactive Data File Pursuant to Rule 405 of Regulation S-T(20)

#	Management contract or compensatory plan
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-42810) or the Registrant’s Registration Statement on Form 8-A filed December 6, 1995 (item 3.02 and 4.02)
(2)	Incorporated by reference to the Registrant’s registration statement on Form S-3 (Registration No. 333-27317) filed on May 16, 1997
(3)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2001 (File No. 1-10883)
(4)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (File No. 1-10883)
(5)	Incorporated by reference to the Registrant’s Form 8-K filed on September 29, 2003 (File No. 1-10883)
(6)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 1-10883)
(7)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2005 (File No. 1-10883)
(8)	Incorporated by reference to the Registrant’s Form 8-K filed on December 28, 2005 (File No. 1-10883)
(9)	Incorporated by reference to the Registrant’s registration statement on Form 8-A12B filed on December 28, 2005 (File No. 1-10883)
(10)	Incorporated by reference to the Registrant’s Form 8-K filed on January 8, 2007 (File No. 1-10883)
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on May 24, 2007 (File No. 1-10883)
(12)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2007 (File No. 1-10883)
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on July 20, 2009 (File No. 1-10883)
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on August 4, 2009 (File No. 1-10883)
(15)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2011 (File No. 1-10883)
(16)	Incorporated by reference to the Registrant’s Form 8-K filed on May 25, 2011 (File No. 1-10883)
(17)	Incorporated by reference to the Registrant’s Form 8-K filed on September 14, 2011 (File No. 1-10883)
(18)	Incorporated by reference to the Registrant’s Form 8-K filed on June 28, 2011 (File No. 1-10883)
(19)	Incorporated by reference to the Registrant’s Form 8-K filed on August 22, 2011 (File No. 1-10883)
(20)	Previously filed
(21)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

WABASH NATIONAL CORPORATION
April 13, 2012	By: /s/ Mark J. Weber Mark J. Weber Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)