Form 10-Q
period 2012-03-31
WABASH NATIONAL CORP /DE
filed 2012-05-01
CIK 879526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012 OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

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

Yes ☐ No ☒

The number of shares of common stock outstanding at April 26, 2012 was 68,324,259.

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at
	March 31, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Operations
	for the three months ended March 31, 2012 and 2011	4

	Condensed Consolidated Statements of Cash Flows
	for the three months ended March 31, 2012 and 2011	5

	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	28

Item 4.	Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6.	Exhibits	36

	Signature	37

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$6,146	$19,976
Accounts receivable	62,955	52,219
Inventories	215,374	189,533
Prepaid expenses and other	2,411	2,317
Total current assets	$286,886	$264,045

PROPERTY, PLANT AND EQUIPMENT	95,491	96,591

INTANGIBLE ASSETS	19,069	19,821

OTHER ASSETS	8,209	7,593
	$409,655	$388,050

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of capital lease obligations	$862	$1,507
Accounts payable	130,790	107,985
Other accrued liabilities	41,670	59,024
Total current liabilities	$173,322	$168,516

LONG-TERM DEBT	77,500	65,000

CAPITAL LEASE OBLIGATIONS	3,446	3,314

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES	3,616	4,874

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 68,314,259 and 68,165,668 shares outstanding, respectively	701	704
Additional paid-in capital	602,410	601,482
Accumulated deficit	(424,224)	(429,288)
Treasury stock at cost, 1,870,205 and 1,815,671 common shares, respectively	(27,116)	(26,552)
Total stockholders' equity	$151,771	$146,346
	$409,655	$388,050

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

NET SALES	$277,682	$221,984

COST OF SALES	257,953	205,483

Gross profit	$19,729	$16,501

GENERAL AND ADMINISTRATIVE EXPENSES	9,106	9,513

SELLING EXPENSES	3,496	2,979

ACQUISITION EXPENSES	1,678	-

Income from operations	$5,449	$4,009

OTHER INCOME (EXPENSE):
Interest expense	(733)	(926)
Other, net	(4)	156

Income before income taxes	$4,712	$3,239

INCOME TAX (BENEFIT) EXPENSE	(352)	42

Net income	$5,064	$3,197

BASIC AND DILUTED NET INCOME PER SHARE	$0.07	$0.05

NET COMPREHENSIVE INCOME	$5,064	$3,197

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities
Net income	$5,064	$3,197
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	3,769	3,945
Stock-based compensation	1,397	848
Changes in operating assets and liabilities
Accounts receivable	(10,736)	(17,335)
Inventories	(25,841)	(34,999)
Prepaid expenses and other	(94)	(1,945)
Accounts payable and accrued liabilities	4,826	43,427
Other, net	(2,437)	19
Net cash used in operating activities	$(24,052)	$(2,843)

Cash flows from investing activities
Capital expenditures	(967)	(293)
Net cash used in investing activities	$(967)	$(293)

Cash flows from financing activities
Proceeds from exercise of stock options	163	285
Borrowings under revolving credit facilities	113,632	222,741
Payments under revolving credit facilities	(101,132)	(230,241)
Principal payments under capital lease obligations	(910)	(133)
Stock repurchase	(564)	(481)
Net cash provided by (used in) financing activities	$11,189	$(7,829)

Net decrease in cash	$(13,830)	$(10,965)
Cash at beginning of period	19,976	21,200
Cash at end of period	$6,146	$10,235

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF THE BUSINESS

The condensed consolidated financial statements of Wabash National Corporation (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations and cash flows. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2011 Annual Report on Form 10-K. Certain reclassifications have been made to prior periods to conform to the current year presentation. These reclassifications had no effect on net income for the period previously reported.

2.	INVENTORIES

Inventories are stated at the lower of cost, primarily determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured inventory includes raw material, labor and overhead. Inventories consist of the following (in thousands):

	March 31,	December 31,
	2012	2011
Raw materials and components	$69,725	$54,000
Work in progress	18,292	2,332
Finished goods	107,918	115,095
Aftermarket parts	5,721	5,762
Used trailers	13,718	12,344
	$215,374	$189,533

3.	BUSINESS COMBINATION

On March 26, 2012, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Walker Group Holdings LLC (“Walker”) and Walker Group Resources LLC, the parent of Walker (“Seller”), as previously described in the Current Report on Form 8-K filed on March 27, 2012, pursuant to which the Company will purchase all of the equity interests of Walker for total consideration of $360 million in cash, subject to purchase price adjustments related to the acquired working capital (the “Acquisition”).

Walker is a manufacturer of liquid-transportation systems and engineered products based in New Lisbon, Wisconsin. The Company believes the Acquisition of Walker, which will become part of its Diversified Products segment, supports its commitment to grow and diversify the business outside of the core trailer products and will be a good strategic fit, meeting the Company’s criteria of industry leadership, diversification and financial profile. Walker will provide the Company with further diversification in products, end-markets, customers and geographies while also maintaining a focus on core manufacturing capabilities that the combined companies share.

Walker has manufacturing facilities for its liquid-transportation products in New Lisbon, Wisconsin; Fond du Lac, Wisconsin; Kansas City, Missouri; and Queretaro, Mexico with parts and service centers in Houston, Texas; Baton Rouge, Louisiana; Findlay, Ohio; Chicago, Illinois; Mauston, Wisconsin; West Memphis, Arkansas; and Ashland, Kentucky. Manufacturing facilities for Walker’s engineered products are located in New Lisbon, Wisconsin; Elroy, Wisconsin; and Huddersfield, United Kingdom with parts and service centers in Tavares, Florida; Dallas, Texas; and Philadelphia, Pennsylvania.

Although there can be no assurance, the Acquisition is expected to be consummated in the second quarter of 2012. The Company has incurred acquisition related costs of approximately $1.7 million during the current quarter which were recorded as Acquisition Expenses in the Condensed Consolidated Statement of Operations. The Company plans to finance the Acquisition using a combination of convertible debt and long-term bank debt (see Note 4). Consummation of the Acquisition is subject to various conditions, including, among others, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company received notice that early termination of the waiting period occured on April 23, 2012. The Agreement also contains specified termination rights for the parties, including, among others, if the Acquisition fails to close on or before June 25, 2012. The Agreement may be terminated by Seller if all the conditions to closing of the Acquisition have been satisfied, the Company fails to consummate the transaction, and Seller was ready, willing and able to consummate the Acquisition (a “Wabash Termination Event”). The Agreement further provides that the Company is required to pay a fee equal to $20 million in the event that the Agreement is terminated due to (i) a breach by the Company of its representations, warranties or covenants, or (ii) the occurrence of a Wabash Termination Event.

4.	DEBT

On March 26, 2012 and in connection with entering into the Agreement with Walker and Seller (see Note 3), the Company entered into a commitment letter (the “Commitment Letter”) with Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”), Wells Fargo Securities, LLC (“WFS”), Wells Fargo Bank, National Association (“Wells Fargo”) and Wells Fargo Capital Finance, LLC (“WFCF”). The Commitment Letter provides for committed debt financing from Morgan Stanley and Wells Fargo in the form of a $450 million senior secured bridge credit facility that has a maturity date four years from the closing of the Acquisition (the “Bridge Facility”). The Commitment Letter also provides that, subject to market conditions, in place of the Bridge Facility the Company may issue (either by private placement or in an underwritten public sale) debt, equity and/or equity-linked (including, without limitation, convertible debt) securities and/or first lien term B loans and/or second lien term loans (collectively “Other Securities”). The Commitment Letter also provided for the commitment of Morgan Stanley and WFCF to provide the Company with a new asset-based revolving credit facility that has a five year maturity in the event that Wabash was unable to amend its existing credit agreement to permit the Acquisition, the Bridge Facility and the issuance of Other Securities. The Commitment Letter is subject to various conditions, including the absence of a material adverse effect on Walker having occurred, the execution of satisfactory documentation and other customary closing conditions.

On April 17, 2012, the Company entered into an amendment (the “Second Amendment”) to its existing credit agreement, dated June 28, 2011, by and among the Company, certain of its subsidiaries and the lender parties thereto (the “Existing Credit Agreement”). The Second Amendment was executed to permit the issuance of the Company’s 3.375% Convertible Senior Notes due 2018 (the “Notes”) discussed below, and the conversion, possible redemption and other arrangements in connection with the Notes.

Furthermore, on April 23, 2012, the Company issued Notes with an aggregate principal amount of $150 million in a public offering. The Notes bear interest at the rate of 3.375% per annum from the date of issuance, payable semi-annually on May 1 and November 1, commencing on November 1, 2012. The Notes are senior unsecured obligations of the Company ranking equally with its existing and future senior unsecured debt. The Notes are convertible, under certain circumstances, into cash, shares of Company’s common stock or any combination thereof at the Company’s election, at an initial conversion rate of 85.4372 shares of the Company’s common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share. It is the Company’s intent to settle conversions through a net share settlement which essentially involves repayment of cash for the principal portion and delivery in shares of common stock for the excess of the conversion value over the principal portion. The Company intends to use the net proceeds of approximately $144.8 million from the sale of the Notes to fund a portion of the purchase price of the pending Walker Acquisition. In the event that the Walker Acquisition is not consummated, the Company intends to use the net proceeds either to fund the redemption of the Notes (at its election) or for general corporate purposes.

As contemplated in the Commitment Letter described above, the Company is also in the process of seeking to amend and restate the Existing Credit Agreement. The anticipated amendment and restatement of the Existing Credit Agreement is expected to be a secured asset-based revolving credit facility under which the Company would have the ability to borrow up to $150 million, subject to a borrowing base and certain financial covenants. Closing of the amendment and restatement is expected to occur at the closing of the Acquisition. However, the Company can make no assurances as to the final terms of the anticipated amendment and restatement or that it will enter into the amendment and restatement at all.

As also contemplated in the Commitment Letter described above, the Company is in the process of negotiating a new $300 million term loan (the “New Term Loan”) with a group of lenders led by Morgan Stanley and WFS, which the Company also expects to close and fund prior to or at the closing of the Acquisition. The New Term Loan is expected to be a senior secured facility, with a seven year term (provided that if the Notes are not converted, refinanced or repurchased 91 days prior to their maturity, the New Term Loan is expected to mature 91 days prior to the maturity of the Notes) and is expected to be prepayable at any time. Proceeds from the New Term Loan, together with the proceeds of the Notes, borrowings under the Existing Credit Agreement, as amended, and available cash on hand will be used to fund the Acquisition and provide for working capital and general corporate purposes. However, the Company can make no assurances as to the final terms of the anticipated New Term Loan or that it will enter into the New Term Loan at all.

5.	STOCK-BASED COMPENSATION

The Company recognizes all share-based payments based upon their fair value. To value new stock option awards the Company uses a binomial option-pricing model, which incorporates various assumptions including expected volatility, expected term, dividend yield and risk-free interest rates. The expected volatility is based upon the Company’s historical experience. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate utilized for periods throughout the contractual life of the options are based upon U.S. Treasury security yields at the time of grant. The Company also grants restricted stock units subject to service, performance and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance based units is based on the market price of a share of underlying common stock at the date of grant. The fair value of the market based units is based on a lattice valuation model. The amount of compensation costs related to stock options, nonvested restricted stock, restricted stock units, stock appreciation rights and performance units not yet recognized was $10.3 million at March 31, 2012, for which the expense will be recognized through 2015.

6.	CONTINGENCIES

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, and is periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations"). As of March 31, 2012, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

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

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil. On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damages amount is approximately R$26.7 million (Brazilian Reais), which is approximately $14.2 million U.S. dollars using current exchange rates and exclusive of any potentially court-imposed interest, fees or inflation adjustments (which are currently estimated at a maximum of approximately $58 million, at current exchange rates, but may change with the passage of time and/or the discretion of the court at the time of final judgment in this matter). Due, in part, to the amount and type of damages awarded by the Fourth Civil Court of Curitiba, Wabash immediately filed for clarification of the judgment, which renders the judgment unenforceable at this time. Upon receipt of a clarified judgment from the Fourth Civil Court of Curitiba, Wabash also plans to appeal the judgment to the State of Paraná Court of Appeals. The Court of Appeals has the authority to re-hear all facts presented to the lower court, as well as to reconsider the legal questions presented in the case, and to render a new judgment in the case without regard to the lower court’s findings. Pending outcome of this appeal process, the judgment is not enforceable by the plaintiff. Any ruling from the Court of Appeals is not expected prior to the third quarter of 2012, and, accordingly, the judgment rendered by the lower court cannot be enforced prior to that time, and may be overturned or reduced as a result of this process. The Company believes that the claims asserted by BK are without merit and it intends to continue to vigorously defend its position. The Company has not recorded a charge with respect to this loss contingency as of March 31, 2012. Furthermore, at this time, the Company does not have sufficient information to predict the ultimate outcome of the case and is unable to estimate the amount of any reasonable possible loss or range of loss that it may be required to pay at the conclusion of the case. The Company will reassess the need for the recognition of a loss contingency upon the receipt of a clarified judgment and assignment of the case in the Court of Appeals, upon a decision to settle this case with the plaintiffs or an internal decision as to an amount that the Company would be willing to settle or upon the outcome of the appeals process.

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

Environmental Disputes

In January 2012, the Company was noticed as a potentially responsible party (“PRP”) by the U.S. Environmental Protection Agency (“EPA”) and the Louisiana Department of Environmental Quality (“LDEQ”) pertaining to the Marine Shale Processors Site located in Amelia, Louisiana (“MSP Site”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and corresponding Louisiana statutes. The EPA’s allegation that the Company is a PRP arises out of one alleged shipment of waste to the MSP Site in 1992 from the Company’s branch facility in Dallas, Texas. As such, the MSP Site PRP Group notified the Company in January 2012 that, as a result of a March 18, 2009 Cooperative Agreement for Site Investigation and Remediation entered into between the MSP Site PRP Group and the LDEQ, the Company was being offered a “De Minimis Cash-Out Settlement” to contribute to the remediation costs, which would remain open until February 29, 2012. The Company chose not to enter into the settlement and has denied any liability. In addition, the Company has requested that the MSP Site PRP Group remove the Company from the list of PRPs for the MSP Site, based upon the following facts. The Company acquired this branch facility in 1997 – five years after the alleged shipment - as part of the assets the Company acquired out of the Fruehauf Trailer Corporation (“Fruehauf”) bankruptcy (Case No. 96-1563, United States Bankruptcy Court, District of Delaware (“Bankruptcy Court”)). As part of the Asset Purchase Agreement regarding the Company’s purchase of assets from Fruehauf, Wabash did not assume liability for “Off-Site Environmental Liabilities,” which are defined to include any environmental claims arising out of the treatment, storage, disposal or other disposition of any Hazardous Substance at any location other than any of the acquired locations/assets. The Bankruptcy Court, in an Order dated May 26, 1999, also provided that, except for those certain specified liabilities assumed by the Company under the terms of the Asset Purchase Agreement, the Company and its subsidiaries shall not be subject to claims asserting successor liability. The “no successor liability” language of the Asset Purchase Agreement and the Bankruptcy Court Order form the basis for the Company’s request that it be removed from the list of PRPs for the MSP Site. The MSP Site PSP Group is currently considering the Company’s request, but has provided no timeline to the Company for a response. However, the MSP Site PSP Group has agreed to indefinitely extend the time period by which the Company must respond to the De Minimis Cash-Out Settlement offer. The Company does not expect that this proceeding will have a material adverse effect on its financial condition or results of operations.

In September 2003, the Company was noticed as a PRP by the EPA pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site (the “Superfund Site”) pursuant to CERCLA. PRPs include current and former owners and operators of facilities at which hazardous substances were allegedly disposed. The EPA’s allegation that the Company was a PRP arises out of the Company’s acquisition of a former branch facility located approximately five miles from the original Superfund Site. The Company acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002. In June 2010, the Company was contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that the Company contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010. The Company initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from the Company. If the settlement is approved by all parties, it will prevent any third party from successfully bringing claims against the Company for environmental contamination relating to this former branch property. The Company has been awaiting approval from the ADEQ since the settlement was first proposed in July 2010. Based on communications with the RID and ADEQ in December 2011, the Company does not expect to receive a response regarding the approval of the settlement from the ADEQ for, at least, several additional months. Based upon the Company’s limited period of ownership of the former branch property, and the fact that it no longer owns the former branch property, it does not anticipate that the ADEQ will reject the proposed settlement, but no assurance can be given at this time as to the ADEQ’s response to the settlement proposal. The proposed settlement terms have been accrued and did not have a material adverse effect on the Company’s financial condition or results of operations, and it believes that any ongoing proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

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

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Basic net income per share:
Net income applicable to common stockholders	$5,064	$3,197
Undistributed earnings allocated to participating securities	(40)	(19)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$5,024	$3,178
Weighted average common shares outstanding	68,245	68,007
Basic net income per share	$0.07	$0.05

Diluted net income per share:
Net income applicable to common stockholders	$5,064	$3,197
Undistributed earnings allocated to participating securities	(40)	(19)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$5,024	$3,178

Weighted average common shares outstanding	68,245	68,007
Dilutive stock options and restricted stock	373	502
Diluted weighted average common shares outstanding	68,618	68,509
Diluted net income per share	$0.07	$0.05

Average diluted shares outstanding for the three month periods ending March 31, 2012 and 2011 exclude options to purchase common shares totaling 1,333 and 762, respectively, because the exercise prices were greater than the average market price of the common shares.

8.	INCOME TAXES

The Company has experienced cumulative operating losses over the most recent three year period. After considering these operating losses and other available evidence, both positive and negative, management determined that it was necessary to continue to record a full valuation allowance against its net deferred tax assets as of March 31, 2012.

9.	PRODUCT WARRANTIES

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2012	2011
Balance as of January 1	$11,437	$11,936
Provision for warranties issued in current year	822	683
Payments	(783)	(559)
Balance as of March 31	$11,476	$12,060

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

	Commercial	Diversified		Corporate and
	Trailer Products	Products	Retail	Eliminations	Consolidated
Three Months Ended March 31, 2012
Net sales
External customers	$233,560	$19,002	$25,120	$-	$277,682
Intersegment sales	9,820	12,588	-	(22,408)	-
Total net sales	$243,380	$31,590	$25,120	$(22,408)	$277,682

Income (Loss) from operations	$6,187	$5,384	$(75)	$(6,047)	$5,449
Assets	$292,495	$56,890	$137,622	$(77,352)	$409,655

Three Months Ended March 31, 2011
Net sales
External customers	$185,680	$9,608	$26,696	$-	$221,984
Intersegment sales	14,388	10,471	-	(24,859)	-
Total net sales	$200,068	$20,079	$26,696	$(24,859)	$221,984

Income (Loss) from operations	$5,555	$2,665	$(127)	$(4,084)	$4,009
Assets	$237,698	$43,140	$101,988	$(40,185)	$342,641

b. Product Information

The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
Three Months Ended March 31, 2012	$	$	$	$	%
New trailers	225,301	-	9,891	235,192	84.7
Used trailers	4,148	-	3,437	7,585	2.7
Components, parts and service	559	14,250	11,769	26,578	9.6
Equipment and other	3,552	4,752	23	8,327	3.0
Total net external sales	233,560	19,002	25,120	277,682	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
Three Months Ended March 31, 2011	$	$	$	$	%
New trailers	180,596	-	13,567	194,163	87.5
Used trailers	2,313	-	2,646	4,959	2.2
Components, parts and service	555	9,391	10,459	20,405	9.2
Equipment and other	2,216	217	24	2,457	1.1
Total net external sales	185,680	9,608	26,696	221,984	100.0

11.          NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (the “FASB”) amended Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income, Presentation of Comprehensive Income, which will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The guidance in ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. The guidance in ASU 2011-05 is effective for fiscal years and interim periods within those years beginning after December 15, 2011, and should be applied retrospectively. The adoption of ASU 2011-05 did not have an impact on our consolidated financial statements.

In December 2011, The FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of AOCI in both net income and OCI on the face of the financial statements. The effective dates for ASU 2011-12 are consistent with the effective dates for ASU 2011-05 and, similar to our expectations for the adoption of ASU 2011-05, we do not expect that the adoption of this guidance will have a material effect on our consolidated financial statements.

12.          SUBSEQUENT EVENTS

As described above, in connection with the Acquisition of Walker, the Company entered into the Second Amendment to its Existing Credit Agreement on April 17, 2012 and consummated the issuance of the Notes on April 23, 2012 (see Note 4). In addition, as described above, the Company anticipates that, although there can be no assurance, it will consummate the amendment and restatement of the Existing Credit Agreement and the entry into the New Term Loan in connection with the closing of the Acquisition (see Note 4). Although there can be no assurance, the Acquisition is expected to be consummated in the second quarter of 2012.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report of Wabash National Corporation (the “Company”, “Wabash” or “we”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forward-looking statements” include, but are not limited to, statements regarding:

•	our business plan;

•	the pending acquisition of Walker, the amount of transaction costs associated with the acquisition, our ability and plans to finance the acquisition and our ability to effectively integrate Walker and realize expected synergies and benefits from the Acquisition;

•	our expected revenues, income or loss and capital expenditures;

•	plans for future operations;

•	financing needs, plans and liquidity, including for working capital and capital expenditures;

•	our ability to achieve sustained profitability;

•	reliance on certain customers and corporate relationships;

•	our ability to diversify the product offerings of non-trailer businesses;
•	availability and pricing of raw materials;

•	availability of capital and financing;

•	dependence on industry trends;

•	the outcome of any pending litigation;

•	export sales and new markets;

•	engineering and manufacturing capabilities and capacity;

•	acceptance of new technology and products;

•	government regulation; and

•	assumptions relating to the foregoing.

Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed in “Item 1A. Risk Factors” in our Form 10-K for the year ending December 31, 2011 and elsewhere herein, including, but not limited to, Item 1A of Part II hereof. Each forward-looking statement contained in this Quarterly Report reflects our management’s view only as of the date on which that forward-looking statement was made. We are not obligated to update forward-looking statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended March 31,
	2012	2011
Net sales	100.0%	100.0%
Cost of sales	92.9	92.6
Gross profit	7.1	7.4

General and administrative expenses	3.3	4.3
Selling expenses	1.3	1.3
Acquisition expenses	0.5	-
Income from operations	2.0	1.8

Interest expense	(0.3)	(0.4)
Other, net	-	-
Income before income taxes	1.7	1.4

Income tax benefit	0.1	-
Net income	1.8%	1.4%

For the three month period ended March 31, 2012, we recorded net sales of $277.7 million, compared to $222.0 million in the prior year period. Net sales increased in the current year period as new trailer volumes increased by approximately 1,400 trailers, or 15.7%, and sales of our Wabash Composite and Energy and Environmental Solutions product offerings increased in the current year period by approximately $9.3 million, or 100.2%, compared to the prior year period. Gross profit margin was 7.1% in the first quarter of 2012 compared to 7.4% in the prior year period. We continue to be encouraged by the strengthening of the overall trailer market throughout the first three months of 2012 and our expectation is that overall shipment and production levels will continue to be strong as we progress further into 2012. In addition, we continue to gain positive momentum in our efforts to diversify our business through our Diversified Products segment and expect to increase our market penetration and overall acceptance of our product offerings.

Though demand levels have improved as compared to the prior year period and the pricing environment in the current year period for new trailer orders has become more favorable, our current results are being unfavorably impacted by the shipment of trailer orders that were priced at fixed levels during an environment of soft demand and prior to increases in component and raw material commodities such as steel, aluminum, plastic and tires. Selling, general and administrative expenses slightly increased in the first quarter of 2012 as compared to the same period in 2011 due primarily to higher employee compensation costs resulting from the reinstatement of compensation levels that were reduced in prior years in response to the decreased market demand. However, as a percentage of net sales, selling, general and administrative expenses decreased to 4.6% as compared to 5.6% in the prior year period as we continue to leverage the improvements made to our overhead structure and benefit from the higher demand levels.

Our management team continues to be focused on sizing our operations to match the current demand environment, maintaining our cost savings initiatives, strengthening our capital structure, developing innovative products, positioning the Company to optimize profits as the industry continues to improve, selecting product introductions that meet the needs of our customers and diversifying our product offering through growth in non-trailer products. As a recognized industry leader, we continue to focus on product innovation, lean manufacturing, strategic sourcing and workforce optimization in order to strengthen our industry position and improve operating results.

Three Months Ended March 31, 2012

Net Sales

Net sales in the first quarter of 2012 increased $55.7 million, or 25.1%, compared to the first quarter of 2011. By business segment, net external sales and related units sold were as follows (dollars in millions):

	Three Months Ended March 31,
	2012	2011	% Change
Sales by Segment
Commercial Trailer Products	$233.6	$185.7	25.8
Diversified Products	19.0	9.6	97.9
Retail	25.1	26.7	(6.0)
Total	$277.7	$222.0	25.1

New Trailers	(units)
Commercial Trailer Products	10,000	8,300	20.5
Retail	300	600	(50.0)
Total	10,300	8,900	15.7

Used Trailers	(units)
Commercial Trailer Products	600	400	50.0
Retail	400	300	33.3
Total	1,000	700	42.9

Commercial Trailer Product segment sales were $233.6 million for the first quarter of 2012, up $47.9 million, or 25.8%, compared to the first quarter of 2011. The increase in sales is due primarily to a 20.5% increase in new trailer shipments as approximately 10,000 trailers shipped in the first quarter of 2012 compared to 8,300 trailers shipped in the prior year period as a result of the continued strengthening in market demand. Additionally, average selling prices increased by 4.7% in the first quarter of 2012 compared to the prior year period due to increased pricing necessary to offset higher raw material costs as well as customer and product mix. Used trailer sales increased $1.8 million, or 79.3%, compared to the previous year period as a result of a 50.0% increase in shipments as well as an increase of 1.7% in average selling prices resulting from favorable mix.

Diversified Products segment sales, net of intersegment sales, were $19.0 million for the first quarter of 2012, up $9.4 million, or 97.9%, compared to the same period in 2011. The increase in sales is primarily due to increased demand across all our Wabash Composite and Energy and Environmental Solutions product offerings and new business opportunities identified during the past year as we continue to gain positive momentum in our efforts to diversify our business and increase our market penetration and overall acceptance of our product offerings.

Retail segment sales were $25.1 million in the first quarter of 2012, down $1.6 million, or 6.0%, compared to the prior year period. New trailer sales decreased $3.7 million, or 27.1%, due to an approximate 300 unit decrease in shipments as compared to the prior year period due to timing. Used trailer sales increased $0.8 million, or 29.9%, primarily due to a 33.3% increase in shipments compared to the prior year period due to increased market demand. Parts and service sales were up $1.3 million, or 12.5%, due to increased market demand.

Cost of Sales

Cost of sales for the first quarter of 2012 was $258.0 million, an increase of $52.5 million, or 25.5%, compared to the first quarter of 2011. As a percentage of net sales, cost of sales was 92.9% in the first quarter of 2012 compared to 92.6% in the first quarter of 2011.

Commercial Trailer Product segment cost of sales, as detailed in the following table, was $221.9 million for the first quarter of 2012, an increase of $47.0 million, or 26.9%, compared to the first quarter of 2011. As a percentage of net sales, cost of sales was 95.0% for the current quarter compared to 94.2% in the prior year period.

	Three Months Ended March 31,
Commercial Trailer Products Segment	2012		2011
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$176.2	75.4%	$138.4	74.5%
Other Manufacturing Costs	45.7	19.6%	36.5	19.7%
	$221.9	95.0%	$174.9	94.2%

Cost of sales is composed of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses. Material costs were 75.4% of net sales in the first quarter of 2012 compared to 74.5% for the same period in 2011. The 0.9% increase results from increases in component costs as well as higher raw material and commodity costs, primarily related to tires and steel as well as lumber, plastic and aluminum which we were unable to fully pass along to our customers. Other manufacturing costs increased $9.2 million in the current year period as compared to the prior year period primarily the result of the additional costs related to increases in new trailer production volumes as compared to the prior year. As a percentage of sales, other manufacturing costs decreased slightly from the prior year period.

Diversified Products segment cost of sales was $12.5 million in the first quarter of 2012, an increase of $6.4 million, or 105.6%, compared to the same 2011 period. As a percentage of net sales, cost of sales was 66.0% in the first quarter of 2012 compared to 63.5% in the first quarter of 2011. The 2.5% increase as a percentage of net sales was the result of mix across most of our Wabash Composite and Energy and Environmental Solutions product offerings, including frac tanks, truck bodies and DuraPlate AeroSkirts® as we continue to focus our efforts on diversifying our business model.

Retail segment cost of sales was $22.6 million in the first quarter of 2012, a decrease of $1.8 million, or 7.4%, compared to the same 2011 period. As a percentage of net sales, cost of sales was 90.1% in the first quarter of 2012 compared to 91.6% in the first quarter of 2011. This improvement as a percentage of net sales was primarily the result of a higher percentage of sales from the higher margin parts and service product line for the 2012 period as compared to the prior year period.

Gross Profit

Gross profit was $19.7 million in the first quarter of 2012, an improvement of $3.2 million from the prior year period. Gross profit as a percent of sales was 7.1% for the current quarter compared to 7.4% for the same period in 2011. Gross profit by segment was as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Gross Profit by Segment:
Commercial Trailer Products	$11.6	$10.8
Diversified Products	6.5	3.5
Retail	2.5	2.2
Corporate and Eliminations	(0.9)	-
Total	$19.7	$16.5

Commercial Trailer Products segment gross profit was $11.6 million for the first quarter of 2012 compared to $10.8 million for the first quarter of 2011. Gross profit as a percentage of sales was 5.0% in the first quarter of 2012 as compared to 5.8% in the 2011 period. The decrease in gross profit as a percentage of net sales was primarily driven by increased material costs, primarily related to steel and tires, which was only partially offset by improved pricing.

Diversified Products segment gross profit was $6.5 million for the first quarter of 2012 compared to $3.5 million in the first quarter of 2011. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales was 20.4% in the first quarter of 2012 compared to 17.5% in the first quarter of 2011. The increase in gross profit and gross profit margin was driven by increased demand across all of our Wabash Composite and Energy and Environmental Solutions product offerings, including frac tanks, DuraPlate AeroSkirts® and portable storage containers as well as improved margins from our wood floor operations due to the increased demand requirements for our dry van trailers during the current period.

Retail segment gross profit was $2.5 million for the first quarter of 2012, an increase of $0.3 million compared to the same period in 2011. Gross profit as a percentage of sales for the first quarter of 2012 was 9.9% compared to 8.4% for the prior year period. The increase in gross profit margin is primarily due to product mix as parts and service sales, which carry a higher margin, increased 12.5% and new trailer sales, which carry a lower margin, decreased 27.1% as compared to the prior year period.

General and Administrative Expenses

General and administrative expenses of $9.1 million for the first quarter of 2012 decreased $0.4 million, or 4.3%, from the prior year period primarily as a result of a $0.6 million reduction in professional services due to reduced legal defense costs in the current period as compared to the prior year period. This decrease was partially offset by an increase of $0.4 million in salaries and other employee related costs due to the full reinstatement of compensation levels that were reduced in previous years to adjust our cost structure to match market demand. As a percentage of sales, general and administrative expenses decreased to 3.3% for the current quarter, as compared to 4.3% for the first quarter of 2011, as we continue to leverage the improvements made to our overhead structure and benefit from the increased demand levels.

Selling Expenses

Selling expenses were $3.5 million in the first quarter of 2012, an increase of $0.5 million, or 17.4%, compared to the prior year period. This increase was the result of a $0.3 million increase in salaries and other employee related costs due to the full reinstatement of compensation levels that were reduced in previous years to adjust our cost structure to match market demand, as well as higher advertising and promotional activities. As a percentage of net sales, selling expenses were 1.3% for the first quarter of 2012 which is consistent with the prior year period.

Acquisition Expenses

Acquisition expenses in the first quarter of 2012 of $1.7 million represents acquisition related costs incurred related to our agreement to purchase Walker Group Holdings LLC (“Walker”) from Walker Group Resources LLC (“Seller”), the parent of Walker. Total acquisition related expenses expected to be incurred in conjunction with the Walker Acquisition are expected to be in the range of $12 million to $15 million, inclusive of costs related to the senior secured bridge facility (see “Liquidity and Capital Resources” discussion below).

Income Taxes

We have experienced cumulative operating losses over the most recent three year period. After considering these operating losses and other available evidence, both positive and negative, we have recorded a full valuation allowance against our net deferred tax assets as of March 31, 2012.

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of debt and equity. As of March 31, 2012, our debt to equity ratio was approximately 0.5:1.0. Our long-term objective is to generate operating cash flows sufficient to fund normal working capital requirements, to fund capital expenditures and to be positioned to take advantage of market opportunities. For the remainder of 2012, we expect to fund operations, working capital requirements and capital expenditures through cash flows from operations as well as from available borrowings under our existing or replacement credit facility. Furthermore, in connection with our announcement to acquire Walker (see “Amendment of Existing Credit Agreement and Issuance of Convertible Senior Notes” and “Anticipated Amendment and Restatement of Existing Credit Agreement and New Term Loan” below for additional details), we are currently contemplating the financing arrangements to fund the Acquisition, which include the completed issuance of $150 million in aggregate principal amount of convertible senior notes and the anticipated new $300 million term loan facility. These sources of cash would be used to fund this acquisition, repay a portion of our outstanding borrowings under our existing revolving credit facility and pay all commissions, financing fees and other acquisition related expenses incurred in connection with this transaction.

Debt Agreements and Related Amendments

Existing Credit Agreement

In June 2011, we entered into a credit agreement (the “Existing Credit Agreement”) with Wells Fargo Capital Finance, LLC (“WFCF”), as joint lead arranger, joint bookrunner and administrative agent (the “Agent”), and RBS Citizens Business Capital, a division of RBS Citizens, N.A., as joint lead arranger, joint bookrunner and syndication agent, as well as certain other lender participants. The Existing Credit Agreement is guaranteed by certain of our subsidiaries and secured by a first priority security interest on substantially all of our assets. Under the Existing Credit Agreement, we had a $150 million revolving credit facility (the “Revolver”) with the option to increase the total commitment to $200 million, subject to certain conditions. The Existing Credit Agreement has a scheduled maturity date of June 28, 2016.

In August 2011, we entered into an amendment to the Existing Credit Agreement (the “First Amendment”) with the lenders under our Existing Credit Agreement. The First Amendment was entered into to permit an increase to the total commitment of the Revolver from $150 million to $175 million. Under the Existing Credit Agreement we had the option, subject to certain conditions, to request up to two increases to the $150 million Revolver in minimum increments of $25 million and not to exceed $50 million in the aggregate (any such increase, a “Revolver Increase”). Pursuant to the First Amendment, we requested a Revolver Increase of $25 million. All lenders under the Existing Credit Agreement agreed to participate in the Revolver Increase and the Revolver Increase was effective in August 2011. We continue to have the option, subject to certain conditions, to request one additional Revolver Increase of $25 million.

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

The Existing Credit Agreement contains customary covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets. In addition, we are required to maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 as of the end of any period of 12 fiscal months when availability under the Revolver is less than 12.5% of the total revolving commitment.

If availability under the Revolver is less than 15% of the total revolving commitment or if there exists an event of default, amounts in any of our deposit accounts (other than certain excluded accounts) will be transferred daily into a blocked account held by the Agent and applied to reduce the outstanding amounts under the Revolver.

If the covenants under the Existing Credit Agreement are breached, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding and foreclose on the collateral. Other customary events of default in the Existing Credit Agreement include, without limitation, failure to pay obligations when due, initiation of insolvency proceedings, defaults on certain other indebtedness and the incurrence of certain judgments that are not stayed, satisfied, bonded or discharged within 30 days.

As of March 31, 2012, we were in compliance with all covenants of the Existing Credit Agreement.

Amendment of Existing Credit Agreement and Issuance of Convertible Senior Notes

On March 26, 2012, we entered into a Purchase and Sale Agreement (the “Agreement”) with Walker and Seller, as previously described in the Current Report on Form 8-K filed on March 27, 2012, pursuant to which we will purchase Walker for total consideration of $360 million in cash, subject to purchase price adjustments related to the acquired working capital (the “Acquisition”).

Walker is a leading manufacturer of liquid-transportation systems and engineered products based in New Lisbon, Wisconsin with over 1,200 employees located in four countries. Walker has a strong existing management team that shares our focus on manufacturing based on innovation, quality and continuous improvement. We believe the Acquisition of Walker, which will become part of our Diversified Products segment, supports our commitment to grow and diversify the business outside of the core trailer products and will be a good strategic fit, meeting our criteria of industry leadership, diversification and financial profile. Walker has a leading market position and strong brand recognition across many of the markets it serves complementing our historical leadership position in dry, refrigerated and platform trailer manufacturing. Walker will also provide us with further diversification in products, end-markets, customers and geographies while also maintaining a focus on core manufacturing capabilities that the combined companies share.

Walker has manufacturing facilities for its liquid-transportation products in New Lisbon, Wisconsin; Fond du Lac, Wisconsin; Kansas City, Missouri; and Queretaro, Mexico with parts and service centers in Houston, Texas; Baton Rouge, Louisiana; Findlay, Ohio; Chicago, Illinois; Mauston, Wisconsin; West Memphis, Arkansas; and Ashland, Kentucky. Manufacturing facilities for Walker’s engineered products are located in New Lisbon, Wisconsin; Elroy, Wisconsin; and Huddersfield, United Kingdom with parts and service centers in Tavares, Florida; Dallas, Texas; and Philadelphia, Pennsylvania.

Although there can be no assurances, the Acquisition is expected to be consummated in the second quarter of 2012. We have incurred acquisition related costs of approximately $1.7 million during the current quarter which were recorded as Acquisition Expenses in the Condensed Consolidated Statement of Operations. We plan to finance the Acquisition using a combination of convertible debt and long-term bank debt as described below. Consummation of the Acquisition is subject to various conditions, including, among others, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. We received notice that early termination of the waiting period occurred on April 23, 2012. The Agreement also contains specified termination rights for the parties, including, among others, if the Acquisition fails to close on or before June 25, 2012. The Agreement may be terminated by Seller if all the conditions to closing the Acquisition have been satisfied, we fail to consummate the transaction, and Seller was ready, willing and able to consummate the Acquisition (a “Wabash Termination Event”). The Agreement further provides that we are required to pay a fee equal to $20 million in the event that the Agreement is terminated due to (i) a breach by us of our representations, warranties or covenants, or (ii) the occurrence of a Wabash Termination Event.

In connection with entering into the Agreement with Walker and Seller (as described above), we entered into a commitment letter (the “Commitment Letter”) with Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”), Wells Fargo Securities, LLC (“WFS”), Wells Fargo Bank, National Association (“Wells Fargo”) and WFCF. The Commitment Letter provides for committed debt financing from Morgan Stanley and Wells Fargo in the form of a $450 million senior secured bridge credit facility that has a maturity date four years from the closing of the Acquisition (the “Bridge Facility”). The Commitment Letter also provides that, subject to market conditions, in place of the Bridge Facility we may issue (either by private placement or in an underwritten public sale) debt, equity and/or equity-linked (including, without limitation, convertible debt) securities and/or first lien term B loans and/or second lien term loans (collectively “Other Securities”). The Commitment Letter also provided for the commitment of Morgan Stanley and WFCF to provide us with a new asset-based revolving credit facility that has a five year maturity in the event that we were unable to amend our existing credit agreement to permit the Acquisition, the Bridge Facility and the issuance of Other Securities. The Commitment Letter is subject to various conditions, including the absence of a Material Adverse Effect on Walker having occurred, the execution of satisfactory documentation and other customary closing conditions.

On April 17, 2012, we entered into an amendment (the “Second Amendment”) to our Existing Credit Agreement. The Second Amendment was executed to permit the issuance of our 3.375% Convertible Senior Notes due 2018 (the “Notes”) discussed below, and the conversion, possible redemption and other arrangements in connection with the Notes.

Furthermore, on April 23, 2012, we issued Notes with an aggregate principal amount of $150 million in a public offering through a group of underwriters for whom Morgan Stanley & Co. LLC and WFS acted as active joint book-running managers. BMO Capital Markets Corp. and RBS Securities Inc. acted as co-managers for the offering. The Notes bear interest at the rate of 3.375% per annum from the date of issuance, payable semi-annually on May 1 and November 1, commencing on November 1, 2012. The Notes are our senior unsecured obligations ranking equally with our existing and future senior unsecured debt. The Notes will be convertible, under certain circumstances, into cash, shares of our common stock or any combination thereof at our election, at an initial conversion rate of 85.4372 shares of our common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share. It is our intent to settle conversions through a net share settlement which essentially involves repayment of cash for the principal portion and delivery in shares of common stock for the excess of the conversion value over the principal portion. We intend to use the net proceeds from the sale of the Notes to fund a portion of the purchase price of our pending Walker Acquisition. In the event that the Walker Acquisition is not consummated, we intend to use the net proceeds either to fund the redemption of the Notes (at our election) or for general corporate purposes.

Anticipated Amendment and Restatement of Existing Credit Agreement & New Term Loan

As contemplated in the Commitment Letter described above, we are also in the process of seeking to amend and restate the Existing Credit Agreement. The anticipated amendment and restatement of the Existing Credit Agreement is expected to be a secured asset-based revolving credit facility under which we would have the ability to borrow up to $150 million, subject to a borrowing base and certain financial covenants. Closing of the amendment and restatement is expected to occur at the closing of the Acquisition. However, we can make no assurances as to the final terms of the anticipated amendment and restatement or that we will enter into the amendment and restatement at all.

As also contemplated in the Commitment Letter described above, we are in the process of negotiating a new $300 million term loan (the “New Term Loan”) with a group of lenders led by Morgan Stanley and WFS, which we also expect to close and fund prior to or at the closing of the Acquisition. The New Term Loan is expected to be a senior secured facility, with a seven year term (provided that if the Notes are not converted, refinanced or repurchased 91 days prior to their maturity, the New Term Loan is expected to mature 91 days prior to the maturity of the Notes) and is expected to be prepayable at any time. Proceeds from the New Term Loan, together with the proceeds of the Notes, borrowings under the Existing Credit Agreement, as amended, and available cash on hand will be used to fund the Acquisition and provide for working capital and general corporate purposes. However, we can make no assurances as to the final terms of the anticipated New Term Loan or that we will enter into the New Term Loan at all.

Cash Flow

Cash used in operating activities for the first three months of 2012 totaled $24.1 million, compared to $2.8 million used in the same period in 2011. The use of cash from operating activities for the current year period was the result of a $34.3 million increase in our working capital, offset by net income adjusted for various non-cash activities, including depreciation, amortization and stock-based compensation of $10.2 million. Increases in working capital for the current year period can be attributed to increased production levels in comparison to the previous year and the related increases in accounts receivable as well as finished goods and purchasing activities resulting from higher raw material requirements. Changes in key working capital accounts for the first three months of 2012 compared to the same period in 2011 are summarized below (in millions):

Source (Use) of cash:	2012	2011	Change
Accounts receivable	$(10.7)	$(17.3)	$6.6
Inventories	(25.8)	(35.0)	9.2
Accounts payable and accrued liabilities	4.8	43.4	(38.6)
Net use of cash	(31.7)	(8.9)	(22.8)

Accounts receivable increased by $10.7 million in the first three months of 2012 as compared to an increase of $17.3 million in the same period in 2011. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, improved to approximately 21 days for the first three months of 2012 compared to 22 days during the same period in 2011 as customer collections remained consistent between periods. The increase in accounts receivable for 2012 was primarily the result of the timing of shipments as trailer demands increased and a 25.1% increase in our consolidated net sales as compared to the prior year period. Inventory increased by $25.8 million during the first three months of 2012 as compared to an increase of $35.0 million in the 2011 period. The increase in inventory for 2012 was due to higher raw material and work in process inventory resulting from increasing production levels throughout the first quarter of 2012 and decisions to pre-buy certain raw materials in an effort to reduce the impact of previously announced price increases from suppliers. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year was approximately 6 times in 2012 compared to approximately 7 times in 2011. This reduction in inventory turns is due primarily to the increases in raw materials during the current period. Accounts payable and accrued liabilities increased by $4.8 million in 2012 compared to an increase of $43.4 million for the same period in 2011. The increase in 2012 was due primarily to higher production levels as compared to the previous year period. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, decreased to 45 days for the first three months of 2012 compared to 48 days for the same period in 2011 due primarily to the timing of trailer shipments relative to production levels.

Investing activities used $1.0 million during the first three months of 2012 compared to $0.3 million used in the same period in 2011. Cash used in investing activities in the first three months of 2012 was related to capital spending to support growth and improvement initiatives at our facilities.

Financing activities provided $11.2 million during the first three months of 2012 driven by additional borrowings under our revolving credit facility necessary to fund working capital requirements and increased production levels.

As of March 31, 2012, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $99.6 million, representing an increase of $42.5 million and a decrease of $26.1 million as compared to March 31, 2011 and December 31, 2011, respectively. Total debt and capital lease obligations amounted to $81.8 million as of March 31, 2012. As we continue to see improvements to the overall trailer industry as well as our operating performance metrics, we believe our liquidity is adequate to fund operations, working capital needs and capital expenditures for the remainder of 2012.

Capital Expenditures

Capital spending amounted to approximately $1.0 million for the first quarter of 2012 and is anticipated to be in the range of $10 million to $15 million in the aggregate for 2012. Capital spending for 2012 has been and is expected to continue to be primarily utilized to support growth and improvement initiatives within our facilities, including an investment of approximately $2.5 million to expand our paint capabilities at our Cadiz, Kentucky facility where we manufacture our platform trailers.

Off-Balance Sheet Transactions

As of March 31, 2012, we had approximately $3.5 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the first three months of 2012.

Contractual Obligations and Commercial Commitments

We have included a summary of our Contractual Obligations and Commercial Commitments in our annual report on Form 10-K for the year ended December 31, 2011 and, with the exception of the increase in our outstanding borrowings on our revolving credit facility of $12.5 million and the increase in our raw material purchase commitments (see “Item 3. Qualitative and Quantitative Disclosures About Market Risks—Commodity Prices” section below for further details), there have been no material changes to the summary provided in that report.

Backlog

Orders that have been confirmed by customers in writing and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $583 million at March 31, 2012 compared to $587 million at December 31, 2011 and $731 million at March 31, 2011. We expect to complete the majority of our existing backlog orders within the next 12 months.

OUTLOOK

The demand environment for trailers has continued to improve during the first three months of 2012, as evidenced by the increase in our new trailer shipments, a strong backlog and a trailer industry forecast that indicates strong demand over the next several years. We expect continued improvements in the overall trailer market as well as a continued strong order environment throughout the remainder of 2012. Recent estimates from industry forecasters, ACT Research (“ACT”) and FTR Associates (“FTR”), indicate shipment levels to be in excess of 248,000 trailers in 2012 and increasing to more than 260,000 trailers in 2013. Specifically, ACT is currently estimating 2012 levels to be approximately 249,000 trailers, or an increase of 19% as compared to 2011, while FTR anticipates new trailer demand to be approximately 255,000 new trailers, or an increase of 20%, for 2012 as compared to 2011. For 2013, ACT estimates that total trailer industry shipments will continue to grow by an additional 8% to a total of approximately 268,000 trailers, while FTR anticipates an increase to approximately 260,000 trailers. While there are downside concerns relating to issues with the global economy, unemployment, and housing and construction-related markets in the U.S., taking into consideration these industry forecasts, discussions with both our customers and suppliers as well as the market’s need to renew an excessively aged trailer fleet, management expects demand for new trailers to continue to remain strong as we move further into 2012.

We believe we are well-positioned for long-term growth in the industry because: (1) our core customers are among the dominant participants in the trucking industry; (2) our DuraPlate® trailers continue to have increased market acceptance; (3) our focus is on developing solutions that reduce our customers’ trailer maintenance and operating costs; and (4) our continued expansion of our presence through our Company-owned branch locations and independent dealer network.

Our expectations for industry volumes are generally in line with those of ACT and FTR. The challenges we face as we proceed further into 2012 will primarily relate to the pricing of new trailers and rising raw material commodity and component costs. These costs remain volatile as overall demand will drive an increase in prices as the economy continues to improve. As has been our policy, we will endeavor to pass along raw material and component price increases to our customers. Our standard sales terms and conditions allow for price adjustments associated with raw material increases. In addition, we have recently separated the cost of tires from all new orders to allow for the pass through of price increases as they occur. However, in some cases, we have provided fixed price trailer contracts to key customers for periods of up to 12 months. We have a focus on continuing to develop innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

Based on industry forecasts, conversations with our customers regarding their current requirements and our existing backlog of orders, we estimate that for the full year 2012 total new trailers sold will be between 50,000 and 56,000, an increase from 2011 of approximately 5% to 18%. Furthermore, while demand for our non-trailer products is dependent on the development of new products, customer acceptance of our product solutions and general expansion of our customer base and distribution channels, we anticipate the growth rate of these products to be in excess of 30%. As a result of increased pricing as the demand environment for trailers continues to strengthen, improved productivity as our workforce stabilizes, and continued expansion of the business through our Diversified Products segment, we expect to deliver continued improvements in profitability throughout 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have included a summary of our Critical Accounting Policies and Estimates in our annual report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the summary provided in that report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices and interest rates. The following discussion provides additional detail regarding our exposure to these risks.

Commodity Prices

We are exposed to fluctuations in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, wood and polyethylene. Given the historical volatility of certain commodity prices, this exposure can materially impact product costs. We manage commodity price changes by entering into fixed price contracts with our suppliers. As of March 31, 2012, we had $50.9 million in raw material purchase commitments through December 2013 for materials that will be used in the production process. With the exception of certain long-term agreements with our core customers, we typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in product prices, our results would be materially and adversely affected.

Interest Rates

As of March 31, 2012, we had $77.5 million of floating rate debt outstanding under our Revolver. A hypothetical 100 basis-point change in the floating interest rate from the current level would result in a corresponding $0.8 million change in interest expense over a one-year period. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

ITEM4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2012.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal year 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In January 2012, the Company was noticed as a potentially responsible party (“PRP”) by the U.S. Environmental Protection Agency (“EPA”) and the Louisiana Department of Environmental Quality (“LDEQ”) pertaining to the Marine Shale Processors Site located in Amelia, Louisiana (“MSP Site”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and corresponding Louisiana statutes. The EPA’s allegation that the Company is a PRP arises out of one alleged shipment of waste to the MSP Site in 1992 from the Company’s branch facility in Dallas, Texas. As such, the MSP Site PRP Group notified the Company in January 2012 that, as a result of a March 18, 2009 Cooperative Agreement for Site Investigation and Remediation entered into between the MSP Site PRP Group and the LDEQ, the Company was being offered a “De Minimis Cash-Out Settlement” to contribute to the remediation costs, which would remain open until February 29, 2012. The Company chose not to enter into the settlement and has denied any liability. In addition, the Company has requested that the MSP Site PRP Group remove the Company from the list of PRPs for the MSP Site, based upon the following facts. The Company acquired this branch facility in 1997 – five years after the alleged shipment - as part of the assets the Company acquired out of the Fruehauf Trailer Corporation (“Fruehauf”) bankruptcy (Case No. 96-1563, United States Bankruptcy Court, District of Delaware (“Bankruptcy Court”)). As part of the Asset Purchase Agreement regarding the Company’s purchase of assets from Fruehauf, Wabash did not assume liability for “Off-Site Environmental Liabilities,” which are defined to include any environmental claims arising out of the treatment, storage, disposal or other disposition of any Hazardous Substance at any location other than any of the acquired locations/assets. The Bankruptcy Court, in an Order dated May 26, 1999, also provided that, except for those certain specified liabilities assumed by the Company under the terms of the Asset Purchase Agreement, the Company and its subsidiaries shall not be subject to claims asserting successor liability. The “no successor liability” language of the Asset Purchase Agreement and the Bankruptcy Court Order form the basis for the Company’s request that it be removed from the list of PRPs for the MSP Site. The MSP Site PSP Group is currently considering the Company’s request, but has provided no timeline to the Company for a response. However, the MSP Site PSP Group has agreed to indefinitely extend the time period by which the Company must respond to the De Minimis Cash-Out Settlement offer. The Company does not expect that this proceeding will have a material adverse effect on its financial condition or results of operations.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K, for the year ended December 31, 2011, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. In addition, the following risk factors are provided to supplement and update the Risk Factors previously disclosed in the Risk Factors section of our Annual Report on Form 10-K. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Risks Related to Our Indebtedness

Our debt will increase significantly as a result of our recently completed offering of our 3.375% Convertible Senior Notes due 2018 (the “Notes”) and the contemplated amendment and restatement of the Existing Credit Agreement and New Term Loan. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our debt agreements.

Our debt and debt service obligation will increase significantly as a result of our recently completed offering of Notes and the contemplated amendment and restatement of the Existing Credit Agreement and New Term Loan. As of March 31, 2012, we had approximately $78 million of secured indebtedness, consisting of borrowings under our Existing Credit Agreement, and approximately $4 million of unsecured indebtedness, consisting of capital lease obligations. After giving effect to the offering of the Notes, the use of proceeds as contemplated in the Notes offering documents and the amendment and restatement of the Existing Credit Agreement and the New Term Loan, as of March 31, 2012, on an as adjusted basis, we would have had approximately $317 million of secured indebtedness and approximately $155 million of unsecured indebtedness that includes approximately $4 million of capital lease obligations. This level of debt could have significant consequences on our future operations, including, among others:

•	making it more difficult for us to meet our payment and other obligations under our outstanding debt agreements;

•	resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which event of default could result in all of our debt becoming immediately due and payable;

•	reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

Any of the factors listed above could have a material adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under our debt agreements.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to regulatory, economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Despite our current debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.

Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We will not be restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes. Our Existing Credit Agreement restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facilities mature or are repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, is the subject of recent changes that could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board (the “FASB”), issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, (ASC 470-20). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.

Future sales of our common stock in the public market could lower the market price for our common stock and adversely impact the trading price of the Notes.

In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options and upon conversion of the Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and the trading price of the Notes and impair our ability to raise capital through the sale of additional equity securities.

Provisions of the Notes could discourage a potential future acquisition of us by a third party.

Certain provisions of the Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the Notes will have the right, at their option, to require us to repurchase all of their Notes or any portion of the principal amount of such Notes in integral multiples of $1,000. We also may be required to issue additional shares upon conversion in the event of certain corporate transactions. In addition, the indenture for the Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions of the Notes could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to you.

Risks Related to the Acquisition of Walker

We cannot assure you that the acquisition of Walker Group Holdings LLC will be completed.

On March 26, 2012, we entered into the Purchase and Sale Agreement (the “the Purchase and Sale Agreement”) with Walker and Walker Group Resources LLC, the parent of Walker (“Seller”), pursuant to which we will purchase all of the equity interests of Walker from Seller for total consideration of $360 million in cash, subject to purchase price adjustments related to the acquired working capital (the “Acquisition”). Although there can be no assurance, we expect the Acquisition will be completed in the second quarter of 2012. However, consummation of the Acquisition is subject to certain conditions, including, among others: (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (ii) the accuracy of the representations and warranties of the parties, in each case subject to certain materiality exceptions; (iii) compliance by the parties with their respective obligations under the Purchase and Sale Agreement, subject to certain materiality exceptions; (iv) the parties having executed certain other documents and ancillary agreements at or prior to the closing of the Acquisition; and (v) the absence of any change, event, occurrence or conditions since December 31, 2011 that is, or would reasonably be expected to be, materially adverse to the business, results of operations, assets or financial condition of Walker and its subsidiaries, taken as a whole, subject to certain exceptions. While we have received notice that the early termination of the waiting period under the HSR Act occurred on April 23, 2012, we cannot assure you that the other required approvals will be received, or that the required conditions will be met, and therefore we cannot assure you that the Acquisition will be completed. In addition, in certain circumstances, we may be required to pay a termination fee of $20 million. If the Acquisition is not completed, we may, but are not required to, redeem all of the outstanding Notes.

It may be difficult to integrate the business of Walker into our current business, including because of the more diversified nature of its business.

If we experience greater than anticipated costs to integrate Walker into our existing operations or are not able to achieve the anticipated benefits of the Acquisition, including cost savings and other synergies, our business and results of operations could be negatively affected. In addition, it is possible that the ongoing integration process could result in the loss of key employees, errors or delays in systems implementation, the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the Acquisition. Integration efforts also may divert management attention and resources. These integration matters may have an adverse effect on us, particularly during any transition period. In addition, although Walker is subject to many of the same risks and uncertainties that we face in our business, the acquisition of Walker, through its Engineered Products division, also involves our entering new product areas, markets and industries, which presents risks resulting from our relative inexperience in these new areas. Walker’s Engineered Products line could react differently to economic and other external factors than our traditional trailer business. We face the risk that we will not be successful with these products or in these new markets.

We have made certain assumptions relating to the Acquisition that may prove to be materially inaccurate.

We have made certain assumptions relating to the Acquisition which may prove to be inaccurate, including as a result of the failure to realize the expected benefits of the Acquisition, higher than expected transaction and integration costs and unknown liabilities, as well as general economic and business conditions that adversely affect the combined company following the Acquisition. These assumptions relate to numerous matters, including:

•	our assessments of the asset quality and value of Walker and its assets;

•	projections of the business and Walker’s future financial performance;

•	our ability to incur additional indebtedness on attractive terms, in order to complete the Acquisition and provide us with financial flexibility for our plans for growth;

•	our ability to realize synergies related to supply chain optimization, commercialization and distribution of new and existing products, back office and administrative consolidation, and further implementation of manufacturing best practices;

•	acquisition costs, including restructuring charges and transaction costs;

•	our ability to maintain, develop and deepen relationships with Walker’s customers;

•	our belief that the markets served by Walker tend to be less cyclical than the van and platform trailer markets historically served by Wabash;

•	our belief that the indemnification and escrow arrangements that we have negotiated in the Purchase and Sale Agreement will prove adequate; and

•	other financial and strategic risks of the Acquisition.

If one or more of these assumptions are incorrect, it could have a material adverse effect on our business, manufacturing shipments, sales, and operating results, and the perceived benefits from the Acquisition may not be realized.

We will incur significant transaction and acquisition-related costs in connection with the Acquisition.

We will incur significant costs in connection with the Acquisition and may incur additional unanticipated costs to retain key employees.

In addition, until the closing of the Acquisition, we expect to incur certain non-recurring costs associated with the financing of the Acquisition, including in connection with maintaining the committed bridge financing. We will also be subject to numerous market risks in connection with our plan to raise alternative financing to fund the remainder of the purchase price of the Acquisition prior to closing the Acquisition, including risks related to general economic conditions, changes in the costs of capital and the demand for the additional debt financing we will seek. In the event that less than all of the Acquisition purchase price is available to us at the time of closing through the anticipated amendment and restatement of the Existing Credit Agreement and New Term Loan, we will be required to draw under the Bridge Facility in order to complete the Acquisition, and the costs to do so are likely to be significant.

International operations are subject to increased risks, which could harm our business, operating results and financial condition.

Walker has significantly greater international sales and operations than our current business. Our ability to manage our business and conduct operations internationally will require considerable management attention and resources and is subject to a number of risks, including the following:

•	challenges caused by distance, language and cultural differences and by doing business with foreign agencies and governments;

•	longer payment cycles in some countries;

•	uncertainty regarding liability for services and content;

•	credit risk and higher levels of payment fraud;

•	currency exchange rate fluctuations and our ability to manage these fluctuations;

•	foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.;

•	import and export requirements that may prevent us from shipping products or providing services to a particular market and may increase our operating costs;

•	potentially adverse tax consequences;

•	higher costs associated with doing business internationally;

•	different expectations regarding working hours, work culture and work-related benefits; and

•	different employee/employer relationships and the existence of workers’ councils and labor unions.

Compliance with complex foreign and U.S. laws and regulations that apply to the international operations of Walker may increase our cost of doing business and could expose us or our employees to fines, penalties and other liabilities. These numerous and sometimes conflicting laws and regulations include import and export requirements, content requirements, trade restrictions, tax laws, environmental laws and regulations, sanctions, internal and disclosure control rules, data privacy requirements, labor relations laws, U.S. laws such as the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments to governmental officials. Although we have policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our officers, employees, contractors or agents will not violate our policies. Any violation of the laws and regulations that apply to our operations and properties, including those acquired through or after the Acquisition, could result in, among other consequences, fines, environmental and other liabilities, criminal sanctions against us, our officers or our employees, prohibitions on our ability to offer our products and services to one or more countries and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.

Walker will be subject to business uncertainties and contractual restrictions while the Acquisition is pending and thereafter, which could adversely affect its financial results and the ability to retain key employees.

Uncertainty about the effect of the Acquisition on Walker’s customers, employees or suppliers may have an adverse effect on Walker. Although Walker intends to take steps designated to reduce any adverse effects, these uncertainties may impair its ability to attract, retain and motivate key personnel until the Acquisition is completed and for a period of time thereafter, and could cause disruptions in its relationships with customers, suppliers and other parties with which it deals.

In particular, we consider Walker’s strong management team one of the most attractive aspects of Walker. The loss of any member of the Walker senior management team could have an adverse effect on our ability to operate the Walker business and integrate it into our consolidated operations. Retention of these key members may be particularly challenging prior to and even for a period after the completion of the Acquisition, as employees may experience uncertainty about their future roles. If, despite retention and recruiting efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Walker following the Acquisition, its business operations and financial results could be adversely affected.

We also expect that matters relating to the Acquisition and integration-related issues will place a significant burden on Walker’s management, employees and internal resources, which could otherwise have been devoted to other business opportunities and improvements. In addition, the Purchase and Sale Agreement restricts Walker, without our consent, from taking certain specified actions until the Acquisition is consummated. These restrictions may have the effect of preventing Walker from pursuing otherwise attractive business opportunities and making other changes or improvements to its business prior to consummation of the Acquisition.

Walker typically has not entered into written agreements with its top suppliers and customers.

Walker has many arrangements for the sale and purchase of products that are on a single transaction basis. As a result, we cannot assure you that most, or any, of the customers or suppliers of Walker will continue to trade with us after the Acquisition is completed. Should we, for any reason, lose or discontinue our business relationships with a substantial number of these customers, the impact to our revenues and results of operations could be substantial.

Failure to complete the Acquisition could negatively affect our stock price as well as our future business and financial results.

If the Acquisition is not completed, we will be subject to a number of risks, including but not limited to the following:

•	we may be required to pay certain termination fees pursuant to the Purchase and Sale Agreement;

•	we must pay costs related to the Acquisition including, among others, legal accounting and financial advisory fees, as well as fees and expenses with respect to the committed Bridge Facility, whether the Acquisition is completed or not; and

•	we could be subject to litigation related to the failure to complete the Acquisition and various other factors, which may adversely affect our business, financial results and stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Our Equity Securities

For the quarter ending March 31, 2012, we repurchased a total of 54,534 shares to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards. During this period, there were no repurchases made pursuant to any repurchase programs.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2012	-	$-	—	—
February 2012	54,534	$10.33	—	—
March 2012	-	$-	—	—
Total	54,534	$10.33	—	—

ITEM 6.	EXHIBITS

(a)	Exhibits:
2.01	Purchase & Sale Agreement by and among the Company, Walker Group Holdings LLC and Walker Group Resources LLC dated as of March 26, 2012 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 27, 2012(File No. 001-10883))
4.01	Indenture, dated April 23, 2012 between the Company and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 23, 2012 (File No. 001-10883))
4.02	Supplemental Indenture, dated April 23, 2012 between the Company and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 23, 2012 (File No. 001-10883))

10.01	Second Amendment to Credit Agreement, dated April 17, 2012, by and among Wabash National Corporation and certain of its subsidiaries identified on the signature page thereto, Wells Fargo Capital Finance, LLC, as arranger and administrative agent, and other lenders and agents named therein (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 23, 2012 (File No. 001-10883))
31.01	Certification of Principal Executive Officer
31.02	Certification of Principal Financial Officer
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101	Interactive Data File Pursuant to Rule 405 of Regulation S-T

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: May 1, 2012	By:	/s/ Mark J. Weber
Mark J. Weber
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

