Form 10-Q
period 2012-06-30
WABASH NATIONAL CORP /DE
filed 2012-08-02
CIK 879526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012 OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

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

Yes ☐ No ☒

The number of shares of common stock outstanding at July 26, 2012 was 68,388,006.

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$31,601	$19,976
Accounts receivable	102,997	52,219
Inventories	250,163	189,533
Deferred income taxes	41	-
Prepaid expenses and other	7,924	2,317
Total current assets	$392,726	$264,045

PROPERTY, PLANT AND EQUIPMENT	126,920	96,591

GOODWILL	151,492	-

INTANGIBLE ASSETS	177,705	19,821

OTHER ASSETS	12,696	7,593
	$861,539	$388,050

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$3,000	$-
Current portion of capital lease obligations	883	1,507
Accounts payable	152,961	107,985
Other accrued liabilities	82,287	59,024
Total current liabilities	$239,131	$168,516

LONG-TERM DEBT	439,034	65,000

CAPITAL LEASE OBLIGATIONS	3,258	3,314

OTHER NONCURRENT LIABILITIES AND CONTINGENCIES	3,620	4,874

DEFERRED INCOME TAXES	673	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 68,332,756 and 68,165,668 shares outstanding, respectively	702	704
Additional paid-in capital	624,413	601,482
Accumulated deficit	(422,282)	(429,288)
Accumulated other comprehensive income	106	-
Treasury stock at cost, 1,870,205 and 1,815,671 common shares, respectively	(27,116)	(26,552)
Total stockholders' equity	$175,823	$146,346
	$861,539	$388,050

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

NET SALES	$362,408	$287,095	$640,090	$509,079

COST OF SALES	322,727	270,855	580,680	476,338

Gross profit	$39,681	$16,240	$59,410	$32,741

GENERAL AND ADMINISTRATIVE EXPENSES	13,407	7,957	22,513	17,470

SELLING EXPENSES	5,482	3,166	8,978	6,145

ACQUISITION EXPENSES	12,224	-	13,902	-

Income from operations	$8,568	$5,117	$14,017	$9,126

OTHER INCOME (EXPENSE):
Interest expense	(5,441)	(1,147)	(6,174)	(2,073)
Loss on debt extinguishment	-	(668)	-	(668)
Foreign exchange, net	(231)	-	(231)	-
Other, net	175	11	171	167

Income before income taxes	$3,071	$3,313	$7,783	$6,552

INCOME TAX EXPENSE	1,129	11	777	53

Net income	$1,942	$3,302	$7,006	$6,499

BASIC AND DILUTED NET INCOME PER SHARE	$0.03	$0.05	$0.10	$0.09

COMPREHENSIVE INCOME
Net income	$1,942	$3,302	$7,006	$6,499
Foreign currency translation adjustment	106	-	106	-
NET COMPREHENSIVE INCOME	$2,048	$3,302	$7,112	$6,499

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities
Net income	$7,006	$6,499
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	6,614	6,392
Amortization of intangibles	4,218	1,477
Loss on debt extinguishment	-	668
Deferred taxes	673	-
Stock-based compensation	2,151	1,544
Accretion of debt discount	777	-
Changes in operating assets and liabilities
Accounts receivable	(4,822)	(32,171)
Inventories	(20,285)	(84,593)
Prepaid expenses and other	(1,450)	(143)
Accounts payable and accrued liabilities	(4,835)	84,493
Other, net	(1,524)	27
Net cash used in operating activities	$(11,477)	$(15,807)

Cash flows from investing activities
Capital expenditures	(3,589)	(1,451)
Acquisition, net of cash acquired	(364,012)	-
Net cash used in investing activities	$(367,601)	$(1,451)

Cash flows from financing activities
Proceeds from exercise of stock options	186	434
Borrowings under revolving credit facilities	194,179	530,632
Payments under revolving credit facilities	(234,180)	(519,459)
Principal payments under capital lease obligations	(1,142)	(265)
Proceeds from issuance of convertible senior notes	145,500	-
Proceeds from issuance of term loan credit facility, net of issuance costs	292,500	-
Principal payments under term loan credit facility	(750)	-
Debt issuance costs paid	(5,026)	(1,281)
Stock repurchase	(564)	(505)
Net cash provided by financing activities	$390,703	$9,556

Net increase (decrease) in cash	$11,625	$(7,702)
Cash at beginning of period	19,976	21,200
Cash at end of period	$31,601	$13,498

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

2.	ACQUISITION OF WALKER GROUP HOLDINGS LLC

On May 8, 2012, the Company completed the acquisition (the “Walker Acquisition”) of all the equity interests of Walker Group Holdings LLC (“Walker”) from Walker Group Resources LLC, the parent of Walker (“Seller”), pursuant to the Purchase and Sale Agreement, dated March 26, 2012, by and among the Company, Walker and Seller (the “Purchase and Sale Agreement”). The aggregate consideration paid by the Company for the Walker Acquisition was $375.0 million in cash, subject to post-closing purchase price adjustments related to the acquired working capital. The Company financed the Walker Acquisition and related fees and expenses using the proceeds of the Company’s offering of 3.375% Convertible Senior Notes due 2018 and the Company’s borrowings under the Term Loan Credit Agreement (as described in further detail in Note 4).

Walker is a manufacturer of liquid-transportation systems and engineered products based in New Lisbon, Wisconsin. Walker has become part of the Company’s Diversified Products segment. Walker has manufacturing facilities for its liquid-transportation products in New Lisbon, Wisconsin; Fond du Lac, Wisconsin; Kansas City, Missouri; and Queretaro, Mexico with parts and service centers in Houston, Texas; Baton Rouge, Louisiana; Findlay, Ohio; Chicago, Illinois; Mauston, Wisconsin; West Memphis, Arkansas; and Ashland, Kentucky. Manufacturing facilities for Walker’s engineered products are located in New Lisbon, Wisconsin; Elroy, Wisconsin; and Huddersfield, United Kingdom with parts and service centers in Tavares, Florida; Dallas, Texas; and Philadelphia, Pennsylvania.

The Company incurred various costs related to the Walker Acquisition including fees paid to an investment banker for acquisition services and the related bridge financing commitment as well as professional fees for diligence, legal and accounting totaling approximately $12.2 million and $13.9 million for the three and six month periods ending June 30, 2012, respectively. These costs have been recorded as Acquisition Expenses in the Condensed Consolidated Statement of Operations.

The aggregate purchase price of $375.0 million was allocated to the opening balance sheet of Walker at May 8, 2012, the date of acquisition, which is still preliminary and subject to adjustment as, follows (in thousands):

Cash	$10,982
Current assets	90,459
Property, plant and equipment	32,591
Intangibles	162,100
Deferred income taxes	42
Goodwill	151,492
Total assets	$447,666

Current liabilities	$(72,672)
Total liabilities	$(72,672)

$374,994

Acquisition, net of cash acquired	$364,012

Intangible assets of $162.1 million were recorded as a result of the acquisition. The intangible assets preliminarily consist of the following (in thousands):

	Amount	Useful Life
Backlog	$900	Less than 1 year
Tradenames and Trademarks	27,600	20 years
Technology	15,300	12 years
Customer relationships	118,300	10 years
	$162,100

Amortization expense, including the intangible assets preliminarily recorded from the Walker Acquisition, is estimated to be approximately $13.6 million for 2012 and approximately $17.5 million per year for the years 2013 through 2016.

Goodwill of $151.5 million was recorded as a result of the acquisition. Goodwill is comprised of operational synergies that are expected to be realized in both the short and long-term and the opportunity to enter new market sectors with higher margin potential which will enable us to deliver greater value to our customers and shareholders. The Company expects the amount recorded as goodwill for the Walker Acquisition to be fully deductible for tax purposes.

Unaudited Pro forma Results

The results of Walker are included in the Consolidated Statements of Operations from the date of acquisition, including $44.3 million and $2.9 million of revenue and net income, respectively. The following unaudited pro forma information is shown below as if the acquisition of Walker had been completed as of the beginning of the earliest period presented (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales	$401,142	$371,936	$776,155	$676,863
Operating income	$26,372	$11,262	$47,058	$20,956
Net income	$17,442	$2,323	$29,957	$3,794
Basic net income per share	$0.26	$0.03	$0.44	$0.06
Diluted net income per share	$0.25	$0.03	$0.44	$0.06

The information presented above is for informational purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the respective periods, nor is it necessarily indicative of future operating results of the combined companies under the ownership and management of the Company.

3.	INVENTORIES

Inventories are stated at the lower of cost, primarily determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured inventory includes raw material, labor and overhead. Inventories consist of the following (in thousands):

	June 30,	December 31,
	2012	2011
Raw materials and components	$71,028	$54,000
Work in progress	34,017	2,332
Finished goods	110,037	115,095
Aftermarket parts	16,538	5,762
Used trailers	18,543	12,344
	$250,163	$189,533

4.	DEBT

Convertible Senior Notes

On April 23, 2012, the Company issued Convertible Senior Notes due 2018 (the “Notes”) with an aggregate principal amount of $150 million in a public offering. The Notes bear interest at the rate of 3.375% per annum from the date of issuance, payable semi-annually on May 1 and November 1, commencing on November 1, 2012. The Notes are senior unsecured obligations of the Company ranking equally with its existing and future senior unsecured debt.

The Notes are convertible by their holders into cash, shares of the Company’s common stock or any combination thereof at the Company’s election, at an initial conversion rate of 85.4372 shares of the Company’s common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls the Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; and (4) upon the occurrence of specified corporate events as described in the indenture for the Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date.

It is the Company’s intent to settle conversions through a net share settlement, which involves repayment of cash for the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion. The Company used the net proceeds of approximately $145.1 million from the sale of the Notes to fund a portion of the purchase price of the Walker Acquisition.

The Company accounts separately for the liability and equity components of the Notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. The Company determined that senior, unsecured corporate bonds traded on the market represent a similar liability to the convertible senior notes without the conversion option. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of the Notes to be 7.0%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the Notes, which resulted in a fair value of the liability component of $123.8 million upon issuance, calculated as the present value of implied future payments based on the $150.0 million aggregate principal amount. The $21.7 million difference between the cash proceeds before offering expenses of $145.5 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the Notes are not considered currently redeemable at the balance sheet date.

The Company will apply the treasury stock method in the calculation of the dilutive impact of the Notes. For the three and six month periods ending June 30, 2012, the calculation of diluted net income per share excludes the impact of these Notes as the average stock price of the Company’s common stock was below the initial conversion price of approximately $11.70 per share.

The following table summarizes information about the equity and liability components of the Notes (dollars in thousands). The fair value of the notes outstanding were measured based on quoted market prices.

June 30, 2012
Principal amount of convertible notes outstanding	$150,000
Unamortized discount of liability component	(24,843)
Net carrying amount of liability component	125,157
Less: current portion	-
Long-term debt	$125,157
Carrying value of equity component, net of issuance costs	$20,993
Remaining amortization period of discount on the liability component	5.8 years
Contractual coupon interest expense	$956
Accretion of discount on the liability component	$650

Revolving Credit Facility

On April 17, 2012, the Company entered into an amendment (the “Second Amendment”) to its then-existing credit agreement, dated June 28, 2011, by and among the Company, certain of its subsidiaries and the lender parties thereto (the “Existing Credit Agreement”). The Second Amendment was executed to permit the issuance of the Company’s Notes discussed above, and the conversion, possible redemption and other arrangements in connection with the Notes.

Furthermore, on May 8, 2012 and in connection with the completion of the Walker Acquisition (see Note 2) and entering into the Term Loan Credit Agreement (as defined below), the Company repaid approximately $51 million of borrowings under its senior secured revolving credit facility, dated June 28, 2011, and entered into an amendment and restatement of that credit agreement among the Company, certain of its subsidiaries (together with the Company, the “Borrowers”), Wells Fargo Capital Finance, LLC, as joint lead arranger, joint bookrunner and administrative agent (the “Revolver Agent”), RBS Citizens Business Capital, a division of RBS Citizens, N.A., as joint lead arranger, joint bookrunner and syndication agent, and the other lenders named therein, as amended (the “Amended and Restated Revolving Credit Agreement”). Also on May 8, 2012, certain of the Company’s subsidiaries (the “Revolver Guarantors”) entered into a general continuing guarantee of the Borrowers’ obligations under the Amended and Restated Revolving Credit Agreement in favor of the lenders (the “Revolver Guarantee”).

The Amended and Restated Revolving Credit Agreement is guaranteed by the Revolver Guarantors and is secured by (i) first priority security interests (subject only to customary permitted liens and certain other permitted liens) in substantially all personal property of the Borrowers and the Revolver Guarantors, consisting of accounts receivable, inventory, cash, deposit and securities accounts and any cash or other assets in such accounts and, to the extent evidencing or otherwise related to such property, all general intangibles, licenses, intercompany debt, letter of credit rights, commercial tort claims, chattel paper, instruments, supporting obligations, documents and payment intangibles (collectively, the “Revolver Priority Collateral”), and (ii) second-priority liens on and security interests in (subject only to the liens securing the Term Loan Credit Agreement, customary permitted liens and certain other permitted liens) (A) equity interests of each direct subsidiary held by the Borrower and each Revolving Guarantor (subject to customary limitations in the case of the equity of foreign subsidiaries), and (B) substantially all other tangible and intangible assets of the Borrowers and the Revolving Guarantors including equipment, general intangibles, intercompany notes, insurance policies, investment property, intellectual property and material owned real property (in each case, except to the extent constituting Revolver Priority Collateral) (collectively, the “Term Priority Collateral”). The respective priorities of the security interests securing the Amended and Restated Revolving Credit Agreement and the Term Loan Credit Agreement are governed by an Intercreditor Agreement, dated May 8, 2012, between the Revolver Agent and the Term Agent (as defined below) (the “Intercreditor Agreement”). The Amended and Restated Revolving Credit Agreement has a scheduled maturity date of May 8, 2017.

Under the Amended and Restated Revolving Credit Agreement, the lenders agree to make available to the Company a $150 million revolving credit facility. The Company has the option to increase the total commitment under the facility to $200 million, subject to certain conditions, including (i) obtaining commitments from any one or more lenders, whether or not currently party to the Amended and Restated Revolving Credit Agreement, to provide such increased amounts and (ii) the available amount of increases to the facility being reduced by the amount of any incremental loans advanced under the Term Loan Credit Agreement (as defined below) in excess of $25 million. Availability under the Amended and Restated Revolving Credit Agreement will be based upon monthly (or more frequent under certain circumstances) borrowing base certifications of the Borrowers’ eligible inventory and eligible accounts receivable, and will be reduced by certain reserves in effect from time to time. Subject to availability, the Amended and Restated Revolving Credit Agreement provides for a letter of credit subfacility in an amount not in excess of $15 million, and allows for swingline loans in an amount not in excess of $10 million. Outstanding borrowings under the Amended and Restated Revolving Credit Agreement will bear interest at a rate, at the Borrowers’ election, equal to (i) LIBOR plus a margin ranging from 1.75% to 2.25% or (ii) a base rate plus a margin ranging from 0.75% to 1.25%, in each case depending upon the monthly average excess availability under the revolving loan facility. The Borrowers are required to pay a monthly unused line fee equal to 0.375% times the average daily unused availability along with other customary fees and expenses of the Revolver Agent and the lenders.

The Amended and Restated Revolving Credit Agreement contains customary covenants limiting the ability of the Company and certain of its affiliates to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, the Company will be required to maintain a minimum fixed charge coverage ratio of not less than 1.1 to 1.0 as of the end of any period of 12 fiscal months (subject to shorter testing periods until May 1, 2013) when excess availability under the Amended and Restated Revolving Credit Agreement is less than 12.5% of the total revolving commitment.

If availability under the Amended and Restated Revolving Credit Agreement is less than 15% of the total revolving commitment or if there exists an event of default, amounts in any of the Borrowers’ and the Revolver Guarantors’ deposit accounts (other than certain excluded accounts) will be transferred daily into a blocked account held by the Revolver Agent and applied to reduce the outstanding amounts under the facility.

Subject to the terms of the Intercreditor Agreement, if the covenants under the Amended and Restated Revolving Credit Agreement are breached, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral. Other customary events of default in the Amended and Restated Revolving Credit Agreement include, without limitation, failure to pay obligations when due, initiation of insolvency proceedings, defaults on certain other indebtedness, and the incurrence of certain judgments that are not stayed, satisfied, bonded or discharged within 30 days.

As of June 30, 2012, the Company had $25.0 million outstanding under the Amended and Restated Revolving Credit Agreement and was in compliance with all covenants.

Term Loan Credit Agreement

On May 8, 2012 and in connection with the completion of the Walker Acquisition (see Note 2), the Company entered into a credit agreement among the Company, the several lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, joint lead arranger and joint bookrunner (the “Term Agent”), and Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunner (the “Term Loan Credit Agreement”), which provided for a senior secured term loan facility of $300 million to be advanced at closing and provides for a senior secured incremental term loan facility of up to $75 million, subject to certain conditions, including (i) obtaining commitments from any one or more lenders, whether or not currently party to the Term Loan Credit Agreement, to provide such increased amounts and (ii) the available amount of incremental loans being reduced by the amount of any increases in the maximum revolver amount under the Amended and Restated Revolving Credit Agreement (discussed above). Also on May 8, 2012, certain of the Company’s subsidiaries (the “Term Guarantors”) entered into a general continuing guarantee of the Company’s obligations under the Term Loan Credit Agreement in favor of the Term Agent (the “Term Guarantee”).

The Term Loan Credit Agreement is guaranteed by the Term Guarantors and is secured by (i) first-priority liens on and security interests in the Term Priority Collateral, and (ii) second-priority security interests in the Revolver Priority Collateral. The Term Loan Credit Agreement has a scheduled maturity date of May 8, 2019 but provides for an accelerated maturity in the event the Company’s outstanding 3.375% Convertible Senior Notes due 2018 are not converted, redeemed, repurchased or refinanced in full on or before the date that is 91 days prior to the maturity date thereof. The loans under the Term Loan Credit Agreement amortize in equal quarterly installments in aggregate amounts equal to 1% of the original principal amount of the term loans issued thereunder, with the balance payable at maturity. The Term Loan Credit Agreement also contains conditions providing for either voluntary or mandatory prepayments. Conditions for mandatory prepayments include but are not limited to asset sales with proceeds in excess of $1 million and the amount of excess cash flows, as defined in the Term Loan Credit Agreement, to be calculated annually with the delivery of financial statements for the fiscal year ended December 31, 2012.

Outstanding borrowings under the Term Loan Credit Agreement will bear interest at a rate, at the Borrowers’ election, equal to (i) LIBOR (subject to a floor of 1.25%) plus a margin of 4.75% or (ii) a base rate plus a margin of 3.75%. During the quarter ending June 30, 2012, the Company paid approximately $1.6 million and $0.8 million of interest and principal, respectively. As of June 30, 2012, the Company had $299.3 million outstanding under the Term Loan Credit agreement, of which $3.0 million was classified as current on the Company’s Condensed Consolidated Balance Sheet. In connection with the closing of the Term Loan Credit Agreement, the Company paid approximately $7.5 million in original issuance discount fees which will be amortized over the life of the facility using the effective interest rate method. For the three month period ending June 30, 2012, the Company charged approximately $0.1 million as Interest Expense in the Condensed Consolidated Statement of Operations.

The Term Loan Credit Agreement contains customary covenants limiting the ability of the Company and certain of its affiliates to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets. In addition, the Company will be required to maintain (i) a minimum interest coverage ratio tested as of the last day of each fiscal quarter for the four consecutive fiscal quarters then ending of not less than (A) 2.0 to 1.0 through September 30, 2013, (B) 3.0 to 1.0 thereafter through September 30, 2015, and (C) 4.0 to 1.0 thereafter, and (ii) a maximum senior secured leverage ratio tested as of the last day of each fiscal quarter for the four consecutive fiscal quarters then ending of not more than (A) 4.5 to 1.0 through September 30, 2013, (B) 4.0 to 1.0 thereafter through September 30, 2015, and (C) 3.5 to 1.0 thereafter. As of June 30, 2012, the Company’s interest coverage and senior secured leverage ratios were 16.1:1.0 and 2.4:1.0, respectively, and in compliance with all covenants under the Term Loan Credit Agreement.

Subject to the terms of the Intercreditor Agreement, if the covenants under the Term Loan Credit Agreement are breached, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral. Other customary events of default in the Term Loan Credit Agreement include, without limitation, failure to pay obligations when due, initiation of insolvency proceedings, defaults on certain other indebtedness, and the incurrence of certain judgments that are not stayed, satisfied, bonded or discharged within 60 days.

5.	FAIR VALUE MEASUREMENTS

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis (in thousands):

	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Term loan credit agreement	$-	$-	$291,878	$291,878	$-	$-	$-	$-
Convertible senior notes	-	125,157	-	125,157	-	-	-	-
	$-	$125,157	$291,878	$417,035	$-	$-	$-	$-

The estimated fair value of long-term debt at June 30, 2012 consists primarily of the Company’s Notes and borrowings under the Term Loan Credit Agreement and the revolving credit facility. The fair value of the Notes was based upon quoted market prices of similar liabilities in an active market. The fair value of total borrowings under the Term Loan Credit Agreement and revolving credit facility is estimated based on current quoted market prices for similar issues or debt with the same maturities. The interest rates on the Company’s bank borrowings under the revolving credit facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value.

The carrying amounts of accounts receivable and accounts payable reported in the Consolidated Balance Sheets approximate fair value.

6.	STOCK-BASED COMPENSATION

The Company recognizes all share-based payments based upon their fair value. To value new stock option awards the Company uses a binomial option-pricing model, which incorporates various assumptions including expected volatility, expected term, dividend yield and risk-free interest rates. The expected volatility is based upon the Company’s historical experience. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate utilized for periods throughout the contractual life of the options are based upon U.S. Treasury security yields at the time of grant. The Company also grants restricted stock units subject to service, performance and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance based units is based on the market price of a share of underlying common stock at the date of grant. The fair value of the market based units is based on a lattice valuation model. The amount of compensation costs related to stock options, nonvested restricted stock, restricted stock units, stock appreciation rights and performance units not yet recognized was $9.8 million at June 30, 2012, for which the expense will be recognized through 2015.

7.	CONTINGENCIES

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, and is periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations"). As of June 30, 2012, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

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

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil. On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damages amount is approximately R$26.7 million (Brazilian Reais), which is approximately $13.2 million U.S. dollars using current exchange rates and exclusive of any potentially court-imposed interest, fees or inflation adjustments (which are currently estimated at a maximum of approximately $54 million, at current exchange rates, but may change with the passage of time and/or the discretion of the court at the time of final judgment in this matter). Due, in part, to the amount and type of damages awarded by the Fourth Civil Court of Curitiba, Wabash immediately filed for clarification of the judgment, which renders the judgment unenforceable at this time. Upon receipt of a clarified judgment from the Fourth Civil Court of Curitiba, Wabash also plans to appeal the judgment to the State of Paraná Court of Appeals. The Court of Appeals has the authority to re-hear all facts presented to the lower court, as well as to reconsider the legal questions presented in the case, and to render a new judgment in the case without regard to the lower court’s findings. Pending outcome of this appeal process, the judgment is not enforceable by the plaintiff. Any ruling from the Court of Appeals is not expected prior to the third quarter of 2012, and, accordingly, the judgment rendered by the lower court cannot be enforced prior to that time, and may be overturned or reduced as a result of this process. The Company believes that the claims asserted by BK are without merit and it intends to continue to vigorously defend its position. The Company has not recorded a charge with respect to this loss contingency as of June 30, 2012. Furthermore, at this time, the Company does not have sufficient information to predict the ultimate outcome of the case and is unable to estimate the amount of any reasonable possible loss or range of loss that it may be required to pay at the conclusion of the case. The Company will reassess the need for the recognition of a loss contingency upon the receipt of a clarified judgment and assignment of the case in the Court of Appeals, upon a decision to settle this case with the plaintiffs or an internal decision as to an amount that the Company would be willing to settle or upon the outcome of the appeals process.

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

Environmental Disputes

Bulk Tank International, S. de R.L. de C.V. (“Bulk”), one of the Walker companies acquired by the Company on May 8, 2012, entered into agreements in 2011 with the Mexican federal environmental agency, PROFEPA, and the applicable state environmental agency, PROPAEG, pursuant to PROFEPA’s and PROPAEG’s respective environmental audit programs to resolve noncompliance with federal and state environmental laws at Bulk’s Guanajuato facility (“Compliance Agreements”). The Compliance Agreements require Bulk to undertake certain corrective action to come into compliance with environmental requirements. The Company does not expect that this matter will have a material adverse effect on its financial condition or results of operations.

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

In September 2003, the Company was noticed as a PRP by the EPA pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site (the “Superfund Site”) pursuant to CERCLA. PRPs include current and former owners and operators of facilities at which hazardous substances were allegedly disposed. The EPA’s allegation that the Company was a PRP arises out of the Company’s acquisition of a former branch facility located approximately five miles from the original Superfund Site. The Company acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002. In June 2010, the Company was contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that the Company contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010. The Company initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from the Company. If the settlement is approved by all parties, it will prevent any third party from successfully bringing claims against the Company for environmental contamination relating to this former branch property. The Company has been awaiting approval from the ADEQ since the settlement was first proposed in July 2010. Based on communications with the RID and ADEQ in May 2012, the Company does not expect to receive a response regarding the approval of the settlement from the ADEQ for, at least, several additional months. Based upon the Company’s limited period of ownership of the former branch property, and the fact that it no longer owns the former branch property, it does not anticipate that the ADEQ will reject the proposed settlement, but no assurance can be given at this time as to the ADEQ’s response to the settlement proposal. The proposed settlement terms have been accrued and did not have a material adverse effect on the Company’s financial condition or results of operations, and it believes that any ongoing proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

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

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic net income per share:
Net income applicable to common stockholders	$1,942	$3,302	$7,006	$6,499
Undistributed earnings allocated to participating securities	(16)	(19)	(60)	(37)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$1,926	$3,283	$6,946	$6,462
Weighted average common shares outstanding	68,323	68,087	68,284	68,048
Basic net income per share	$0.03	$0.05	$0.10	$0.09

Diluted net income per share:
Net income applicable to common stockholders	$1,942	$3,302	$7,006	$6,499
Undistributed earnings allocated to participating securities	(16)	(19)	(60)	(37)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$1,926	$3,283	$6,946	$6,462

Weighted average common shares outstanding	68,323	68,087	68,284	68,048
Dilutive stock options and restricted stock	202	357	287	429
Diluted weighted average common shares outstanding	68,525	68,444	68,571	68,477
Diluted net income per share	$0.03	$0.05	$0.10	$0.09

Average diluted shares outstanding for the three and six month periods ending June 30, 2012 and 2011 exclude options to purchase common shares totaling 1,801 and 1,234, respectively, and 1,567 and 999, respectively, because the exercise prices were greater than the average market price of the common shares. In addition, the calculation of diluted net income per share excludes the impact of the Company’s Notes as the average stock price of the Company’s common stock was below the initial conversion price of approximately $11.70 per share for the quarter ending June 30, 2012. The Notes may have a dilutive impact if the average market price of the Company’s common stock is above the conversion price of the Notes.

9.	INCOME TAXES

The Company has experienced cumulative operating losses over the most recent three year period. After considering these operating losses and other available evidence, both positive and negative, management determined that it was necessary to continue to record a full valuation allowance against its net deferred tax assets as of June 30, 2012.

As detailed in Note 2, the acquisition of Walker, on May 8, 2012, created goodwill in the amount of $151.5 million which will have an indefinite life for book purposes. However, for tax purposes the value of this goodwill will be fully deductible over 15 years. This book to tax difference will create a deferred tax liability which, according to ASC 740, cannot be netted against other deferred tax assets and liabilities with specific identifiable lives and offset by the valuation allowance. As a result, a deferred tax liability and deferred tax expense of $0.7 million was recognized for the three month period ending June 30, 2012.

10.	OTHER ACCRUED LIABILITIES

The following table presents major components of Other Accrued Liabilities (in thousands):

	June 30,	December 31,
	2012	2011
Warranty	$15,570	$11,437
Employee compensation and benefits	25,773	19,627
Accrued taxes	7,271	6,239
Customer deposits	21,528	16,282
All other	12,145	5,439
	$82,287	$59,024

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2012	2011
Balance as of January 1	$11,437	$11,936
Provision for warranties issued in current year	2,168	1,545
Walker acquisition	3,887	-
Payments	(1,922)	(1,136)
Balance as of June 30	$15,570	$12,345

The Company offers a limited warranty for its products with a coverage period that ranges between one and five years, provided that the coverage period for DuraPlate® trailer panels beginning with those manufactured in 2005 or after is ten years. The Company passes through component manufacturers’ warranties to our customers. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.

11.	SEGMENTS

a. Segment Reporting

Through the third quarter of 2011, the Company segregated its operations into two reportable segments: Manufacturing and Retail and Distribution. In the fourth quarter of 2011, resulting from the execution of Company’s strategic initiative to expand its customer base, diversify its product offerings and revenues and extend its market leadership, it began reporting three segments: Commercial Trailer Products, Diversified Products and Retail. The Commercial Trailer Products segment produces and sells new trailers to the Retail segment or to customers who purchase trailers directly from the Company or through independent dealers. The Diversified Products segment focuses on the Company’s commitment to expand its customer base, diversify its product offerings and revenues and extend its market leadership by leveraging its proprietary DuraPlate® panel technology, drawing on its core manufacturing expertise and making available products that are complementary to truck trailers and transportation equipment. The results of Walker from the date of the Walker Acquisition, or May 8, 2012, are included as part of the Diversified Products segment. The Retail segment includes the sale of new and used trailers, as well as the sale of after-market parts and service, through its retail branch network.

The Company manages its business in multiple operating segments. Because of the similar economic characteristics of these operations, including the nature of the products, the same or similar customers and similar production and distribution processes, those operations have been aggregated for segment reporting purposes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company evaluates segment performance based on income from operations. The Company has not allocated certain corporate related administrative costs, interest and income taxes included in the corporate and eliminations segment to the Company’s other reportable segments. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows (in thousands):

	Commercial	Diversified		Corporate and
	Trailer Products	Products	Retail	Eliminations	Consolidated
Three Months Ended June 30, 2012
Net sales
External customers	$263,350	$65,712	$33,346	$-	$362,408
Intersegment sales	17,380	10,802	-	(28,182)	-
Total net sales	$280,730	$76,514	$33,346	$(28,182)	$362,408

Income (Loss) from operations	$13,735	$9,860	$452	$(15,479)	$8,568
Assets	$648,606	$496,300	$142,321	$(425,688)	$861,539

Three Months Ended June 30, 2011
Net sales
External customers	$236,955	$13,745	$36,395	$-	$287,095
Intersegment sales	15,776	13,428	-	(29,204)	-
Total net sales	$252,731	$27,173	$36,395	$(29,204)	$287,095

Income (Loss) from operations	$3,329	$4,576	$(4)	$(2,784)	$5,117
Assets	$291,573	$50,195	$101,408	$(36,472)	$406,704

	Commercial	Diversified		Corporate and
	Trailer Products	Products	Retail	Eliminations	Consolidated
Six Months Ended June 30, 2012
Net sales
External customers	$496,910	$84,714	$58,466	$-	$640,090
Intersegment sales	27,200	23,390	-	(50,590)	-
Total net sales	$524,110	$108,104	$58,466	$(50,590)	$640,090

Income (Loss) from operations	$19,922	$15,244	$377	$(21,526)	$14,017
Assets	$648,606	$496,300	$142,321	$(425,688)	$861,539

Six Months Ended June 30, 2011
Net sales
External customers	$422,635	$23,353	$63,091	$-	$509,079
Intersegment sales	30,164	23,899	-	(54,063)	-
Total net sales	$452,799	$47,252	$63,091	$(54,063)	$509,079

Income (Loss) from operations	$8,884	$7,241	$(131)	$(6,868)	$9,126
Assets	$291,573	$50,195	$101,408	$(36,472)	$406,704

b. Product Information

The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
Three Months Ended June 30, 2012	$	$	$	$	%
New trailers	255,543	21,007	16,513	293,063	80.9
Used trailers	4,825	293	4,294	9,412	2.6
Components, parts and service	814	24,121	12,515	37,450	10.3
Equipment and other	2,168	20,291	24	22,483	6.2
Total net external sales	263,350	65,712	33,346	362,408	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
Three Months Ended June 30, 2011	$	$	$	$	%
New trailers	231,091	-	20,558	251,649	87.7
Used trailers	3,062	-	3,066	6,128	2.1
Components, parts and service	1,035	13,060	12,747	26,842	9.3
Equipment and other	1,767	685	24	2,476	0.9
Total net external sales	236,955	13,745	36,395	287,095	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
Six Months Ended June 30, 2012	$	$	$	$	%
New trailers	480,842	21,007	26,404	528,253	82.5
Used trailers	8,973	293	7,731	16,997	2.7
Components, parts and service	1,373	38,371	24,284	64,028	10.0
Equipment and other	5,722	25,043	47	30,812	4.8
Total net external sales	496,910	84,714	58,466	640,090	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
Six Months Ended June 30, 2011	$	$	$	$	%
New trailers	413,679	-	34,125	447,804	88.0
Used trailers	5,375	-	5,713	11,088	2.2
Components, parts and service	1,590	22,451	23,206	47,247	9.3
Equipment and other	1,991	902	47	2,940	0.5
Total net external sales	422,635	23,353	63,091	509,079	100.0

12.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption of ASU 2011-04 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report of Wabash National Corporation (the “Company”, “Wabash” or “we”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forward-looking statements” include, but are not limited to, statements regarding:

•	our business plan;

•	the acquisition of Walker, the amount of transaction costs associated with the acquisition, our ability to manage the cost of the financing of the acquisition and related indebtedness and our ability to effectively integrate Walker and realize expected synergies and benefits from the Walker Acquisition;

•	our expected revenues, income or loss and capital expenditures;

•	plans for future operations;

•	financing needs, plans and liquidity, including for working capital and capital expenditures;

•	our ability to achieve sustained profitability;

•	reliance on certain customers and corporate relationships;

•	our ability to diversify the product offerings of non-trailer businesses;
•	availability and pricing of raw materials;

•	availability of capital and financing;

•	dependence on industry trends;

•	the outcome of any pending litigation;

•	export sales and new markets;

•	engineering and manufacturing capabilities and capacity;

•	acceptance of new technology and products; and

•	government regulation.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.1	94.3	90.7	93.6
Gross profit	10.9	5.7	9.3	6.4

General and administrative expenses	3.7	2.8	3.5	3.4
Selling expenses	1.5	1.1	1.4	1.2
Acquisition expenses	3.4	-	2.2	-
Income from operations	2.3	1.8	2.2	1.8

Interest expense	(1.5)	(0.4)	(1.0)	(0.4)
Loss on debt extinguishment	-	(0.2)	-	(0.1)
Income before income taxes	0.8	1.2	1.2	1.3

Income tax expense	0.3	-	0.1	-
Net income	0.5%	1.2%	1.1%	1.3%

For the three and six month periods ended June 30, 2012, we recorded net sales of $362.4 million and $640.1 million, respectively, compared to $287.1 million and $509.1 million in the prior year periods. Net sales for the three and six month periods ending June 30, 2012 increased largely due to the acquisition of Walker which generated net sales of approximately $44.3 million from the date of acquisition through the end of the second quarter. In addition, new trailer volumes for the three and six month periods ended June 30, 2012 increased by approximately 600 and 2,000 trailers, or 5.3% and 9.9%, respectively, compared to the prior year periods. Sales of our Diversified Products segment increased for the three and six month periods by approximately $52.0 million and $61.3 million, or 380% and 262%, respectively, primarily due to the inclusion of Walker operations. Gross profit margin was 10.9% in the second quarter of 2012 compared to 5.7% in the prior year period. The increase in gross profit margin is primarily due to improved pricing on new trailers, the continued organic growth within our Diversified Products segment, along with diversification into higher margin opportunities through the acquisition of Walker. We continue to be encouraged by the overall trailer market throughout the first six months of 2012 and our expectation is that overall shipment and production levels will continue to improve as we progress further into 2012. In addition, we expect to continue to deliver improvements in our financial and operational results as we further optimize our production facilities, implement Walker synergies, and continue to expand our Diversified Products customer base and product offerings.

Selling, general and administrative expenses increased in the second quarter of 2012 as compared to the same period in 2011 due primarily to the acquisition of Walker, higher amortization of intangibles recognized in connection with Walker and higher salaries and other employee related costs due to the full reinstatement of compensation levels that were reduced in previous years to adjust our cost structure to match market demand. As a percentage of net sales, selling, general and administrative expenses increased to 5.2% as compared to 3.9% in the prior year period.

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

Three Months Ended June 30, 2012

Net Sales

Net sales in the second quarter of 2012 increased $75.3 million, or 26.2%, compared to the second quarter of 2011. By business segment, net external sales and related units sold were as follows (dollars in millions):

	Three Months Ended June 30,
	2012	2011	% Change
Sales by Segment
Commercial Trailer Products	$263.4	$237.0	11.1
Diversified Products	65.7	13.7	379.6
Retail	33.3	36.4	(8.5)
Total	$362.4	$287.1	26.2

New Trailers	(units)
Commercial Trailer Products	11,000	10,500	4.8
Diversified Products	400	-	-
Retail	600	900	(33.3)
Total	12,000	11,400	5.3

Used Trailers	(units)
Commercial Trailer Products	700	400	75.0
Retail	400	400	-
Total	1,100	800	37.5

Commercial Trailer Products segment sales were $263.4 million for the second quarter of 2012, up $26.4 million, or 11.1%, compared to the second quarter of 2011. The increase in sales is due primarily to a 4.8% increase in new trailer shipments as approximately 11,000 trailers shipped in the second quarter of 2012 compared to 10,500 trailers shipped in the prior year period as a result of the continued strengthening in market demand. Additionally, average selling prices increased by 5.8% in the second quarter of 2012, compared to the prior year period, due to increased pricing necessary to offset higher raw material costs as well as favorable customer and product mix. Used trailer sales increased $1.8 million, or 57.6%, compared to the previous year period as a result of a 75.0% increase in shipments.

Diversified Products segment sales, net of intersegment sales, were $65.7 million for the second quarter of 2012, up $52.0 million, or 379.6%, compared to the same period in 2011. The increase in sales is primarily due to the acquisition of Walker which contributed approximately $44.3 million in the current year period. Excluding Walker, Diversified Products segment sales increased $7.7 million, or 56.2%, as compared to the previous year period as a result of increased demand across all our Wabash Composites and Energy and Environmental Solutions product offerings and new business opportunities identified during the past year as we continue to gain positive momentum in our efforts to diversify our business and increase our market penetration and overall acceptance of our product offerings.

Retail segment sales were $33.3 million in the second quarter of 2012, down $3.1 million, or 8.5%, compared to the prior year period. The decrease in sales is primarily due to a $4.0 million, or 19.7%, reduction in new trailer sales as trailers shipped during the current quarter decreased approximately 300 units as compared to the prior year period. Used trailer sales increased $1.2 million, or 40.1%, primarily due increased average selling prices compared to the prior year period.

Cost of Sales

Cost of sales for the second quarter of 2012 was $322.7 million, an increase of $51.9 million, or 19.2%, compared to the second quarter of 2011. As a percentage of net sales, cost of sales was 89.1% in the second quarter of 2012 compared to 94.3% in the second quarter of 2011.

Commercial Trailer Products segment cost of sales, as detailed in the following table, was $244.4 million for the second quarter of 2012, an increase of $15.7 million, or 6.9%, compared to the second quarter of 2011. As a percentage of net sales, cost of sales was 92.8% for the current quarter compared to 96.5% in the prior year period.

	Three Months Ended June 30,
Commercial Trailer Products Segment	2012		2011
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$196.4	74.6%	$183.3	77.3%
Other Manufacturing Costs	48.0	18.2%	45.4	19.2%
	$244.4	92.8%	$228.7	96.5%

Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses. Material costs were 74.6% of net sales in the second quarter of 2012 compared to 77.3% for the same period in 2011. The 2.7% decrease resulted from increases in the overall average selling prices for new trailers necessary to offset increased raw material, commodity and component costs. Other manufacturing costs increased $2.6 million in the current year period, as compared to the prior year period, resulting from additional costs related to increases in new trailer production volumes as compared to the prior year. As a percentage of sales, other manufacturing costs decreased from 19.2% in the second quarter of 2011 to 18.2% in the 2012 period.

Diversified Products segment cost of sales was $48.0 million in the second quarter of 2012, an increase of $39.7 million, or 477.9%, compared to the same 2011 period due primarily to the acquisition of Walker in the current year period. As a percentage of net sales prior to the elimination of intersegment sales, cost of sales was 76.9% in the second quarter of 2012 compared to 80.0% in the second quarter of 2011. The 3.1% decrease as a percentage of net sales was primarily the result of an increased percentage of net sales from higher-margined product lines as compared to the previous year period.

Retail segment cost of sales was $30.4 million in the second quarter of 2012, a decrease of $3.5 million, or 10.4%, compared to the same 2011 period. As a percentage of net sales, cost of sales was 91.1% in the second quarter of 2012, compared to 93.1% in the second quarter of 2011. This improvement as a percentage of net sales was primarily the result of product mix as an increased percentage of net sales from the higher margin parts and service product line for the 2012 period as compared to the prior year period.

Gross Profit

Gross profit was $39.7 million in the second quarter of 2012, an improvement of $23.5 million from the prior year period. Gross profit as a percent of sales was 10.9% for the current quarter, compared to 5.7% for the same period in 2011. Gross profit by segment was as follows (in millions):

	Three Months Ended June 30,
	2012	2011
Gross Profit by Segment:
Commercial Trailer Products	$18.9	$8.2
Diversified Products	17.7	5.4
Retail	3.0	2.5
Corporate and Eliminations	0.1	0.1
Total	$39.7	$16.2

Commercial Trailer Products segment gross profit was $18.9 million for the second quarter of 2012 compared to $8.2 million for the second quarter of 2011. Gross profit as a percentage of sales was 7.2% in the second quarter of 2012 as compared to 3.5% in the 2011 period. The increase in gross profit as a percentage of net sales was primarily driven by improved pricing necessary to offset increases in material costs, primarily related to steel and tires.

Diversified Products segment gross profit was $17.7 million for the second quarter of 2012 compared to $5.4 million in the second quarter of 2011 primarily due to the acquisition of Walker. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales was 23.1% in the second quarter of 2012 compared to 20.0% in the second quarter of 2011. The 3.1% increase as a percentage of net sales was largely the result of the inclusion of Walker during the current year period as well as increased demand across all of our other Diversified Product segment product offerings, including DuraPlate AeroSkirts® and portable storage containers as well as improved margins from our wood floor operations due to productivity improvements as well as the increased demand requirements for our dry van trailers during the current year period as compared to the previous year period.

Retail segment gross profit was $3.0 million for the second quarter of 2012, an increase of $0.5 million compared to the same period in 2011. Gross profit as a percentage of sales for the second quarter of 2012 was 8.9% compared to 6.9% for the prior year period. The increase in gross profit margin is primarily due to favorable product mix as a result of a higher percentage of sales from the higher margin parts and service product line for the 2012 period as compared to the prior year period.

General and Administrative Expenses

General and administrative expenses of $13.4 million for the second quarter of 2012 increased $5.5 million, or 68.5%, from the prior year period. The increase was largely due to the inclusion of Walker which added approximately $4.7 million during the current year period and includes $2.7 million of amortization expense for intangible assets acquired. In addition, salaries and other employee related costs, excluding Walker, increased $0.6 million in the current year period due to the full reinstatement of compensation levels that were reduced in previous years to adjust our cost structure to match market demand. As a percentage of sales, general and administrative expenses increased to 3.7% for the current quarter as compared to 2.8% for the second quarter of 2011. Excluding amortization of intangible assets, general and administrative expenses as a percentage of sales would be 2.7% for the current year quarter as compared to 2.5% for the second quarter of 2011.

Selling Expenses

Selling expenses were $5.5 million in the second quarter of 2012, an increase of $2.3 million, or 73.2%, compared to the prior year period primarily due to the inclusion of Walker which added approximately $2.1 million during the current year period. As a percentage of net sales, selling expenses were 1.5% for the second quarter of 2012 compared to 1.1% for the prior year period.

Acquisition Expenses

Acquisition expenses totaling $12.2 million in the second quarter of 2012 represents costs incurred in connection with the Walker Acquisition.

Other Income (Expense)

Interest expense for the second quarter of 2012 totaled $5.4 million, an increase of approximately $4.3 million primarily due to interest and non-cash accretion charges related to our Convertible Senior Notes and Term Loan Credit Agreement entered into in connection with the Walker Acquisition during the quarter.

Income Taxes

We have experienced cumulative operating losses over the most recent three year period. After considering these operating losses and other available evidence, both positive and negative, we have recorded a full valuation allowance against our net deferred tax assets as of June 30, 2012. Please refer to our “Critical Accounting Policies and Estimates” section below for an update on our position as the expected timing to release all or a portion of our full valuation allowances.

The acquisition of Walker on May 8, 2012, created goodwill in the amount of $151.5 million which will have an indefinite life for book purposes. However, for tax purposes the value of this goodwill will be fully deductible over 15 years. This book to tax difference will create a deferred tax liability which, according to ASC 740, cannot be netted against other deferred tax assets and liabilities with specific identifiable lives and offset by the valuation allowance. As a result, a deferred tax liability and deferred tax expense of $0.7 million was recognized for the three month period ending June 30, 2012.

Six Months Ended June 30, 2012

Net Sales

Net sales for the first six months of 2012 were $640.1 million, an increase of $131.0 million, or 25.7%, compared to the 2011 period. By business segment, net external sales and related units sold were as follows (dollars in millions):

	Six Months Ended June 30,
	2012	2011	% Change
Sales by Segment
Commercial Trailer Products	$496.9	$422.6	17.6
Diversified Products	84.7	23.4	262.0
Retail	58.5	63.1	(7.3)
Total	$640.1	$509.1	25.7

New Trailers	(units)
Commercial Trailer Products	20,900	18,900	10.6
Diversified Products	400	-	-
Retail	1,000	1,400	(28.6)
Total	22,300	20,300	9.9

Used Trailers	(units)
Commercial Trailer Products	1,300	800	62.5
Retail	800	600	33.3
Total	2,100	1,400	50.0

Commercial Trailer Products segment sales were $496.9 million for the first six months of 2012, up $74.3 million, or 17.6%, compared to the first six months of 2011. The increase in sales is due primarily to a 10.6% increase in new trailer shipments as approximately 20,900 trailers shipped in the first half of 2012 compared to 18,900 trailers shipped in the prior year period as a result of the continued strengthening in market demand. Additionally, average selling prices increased by 4.8% in the first six months of 2012 compared to the prior year period due to increased pricing necessary to offset higher raw material costs as well as favorable customer and product mix. Used trailer sales increased $3.6 million, or 66.9%, compared to the previous year period primarily the result of a 62.5% increase in shipments due to increased market demand.

Diversified Products segment sales, net of intersegment sales, were $84.7 million for the first six months of 2012, up $61.3 million, or 262.0%, compared to the same period in 2011. The increase in sales is primarily due to the inclusion of Walker, which added net sales of approximately $44.3 million since the date of acquisition, as well as increased demand across all our Wabash Composites and Energy and Environmental Solutions product offerings and new business opportunities identified as we continue to gain positive momentum in our efforts to diversify our business and increase our market penetration and overall acceptance of our product offerings.

Retail segment sales were $58.5 million in the first six months of 2012, down $4.6 million, or 7.3%, compared to the prior year period. New trailer sales decreased $7.7 million, or 22.6%, due to an approximate 400 unit decrease in shipments as compared to the prior year period primarily due to timing. Used trailer sales increased $2.0 million, or 35.3%, primarily due to a 33.3% increase in shipments compared to the prior year period due to increased market demand. Parts and service sales were up $1.1 million, or 4.6%, due to increased market demand.

Cost of Sales

Cost of sales for the first six months of 2012 was $580.7 million, an increase of $104.3 million, or 21.9%, compared to the 2011 period. As a percentage of net sales, cost of sales was 90.7% for the first six months of 2012 compared to 93.6% for the 2011 period.

Commercial Trailer Products segment cost of sales, as detailed in the following table, was $466.3 million for the first six months of 2012, an increase of $62.7 million, or 15.5%, compared to the first six months of 2011. As a percentage of net sales, cost of sales was 93.8% for the first six months compared to 95.5% in the prior year period.

	Six Months Ended June 30,
Commercial Trailer Products Segment	2012		2011
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$372.6	75.0%	$321.8	76.1%
Other Manufacturing Costs	93.7	18.8%	81.8	19.4%
	$466.3	93.8%	$403.6	95.5%

Cost of sales is composed of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses. Material costs were 75.0% of net sales in the first six months of 2012 compared to 76.1% for the prior year period. The 1.1% decrease was the result of increases in average selling prices for new trailers necessary to offset increased raw material, commodity and component costs as well as favorable customer and product mix. Other manufacturing costs increased $11.9 million in the current year period as compared to the prior year period primarily due to additional costs related to increases in new trailer production volumes. As a percentage of sales, other manufacturing costs decreased slightly from 19.4% in the prior year period to 18.8% in the 2012 period.

Diversified Products segment cost of sales was $60.6 million in the first six months of 2012, an increase of $46.1 million, or 320.3%, compared to the same 2011 period primarily resulting from the acquisition of Walker during the current year period. As a percentage of net sales prior to the elimination of intersegment sales, cost of sales was 77.7% in the first six months of 2012 compared to 81.1% in the first six months of 2011. The 3.4% decrease as a percentage of net sales was primarily the result of an increased percentage of net sales from our higher-margined product lines as compared to the previous year period.

Retail segment cost of sales was $53.0 million in the first six months of 2012, a decrease of $5.3 million, or 9.2%, compared to the same 2011 period. As a percentage of net sales, cost of sales was 90.7% in the first six months of 2012 compared to 92.5% in the first six months of 2011. This improvement as a percentage of net sales was primarily the result of product mix as an increased percentage of net sales from the higher margin parts and service product line for the 2012 period as compared to the prior year period.

Gross Profit

Gross profit was $59.4 million in the first six months of 2012, an improvement of $26.7 million from the prior year period. Gross profit as a percent of sales was 9.3% for the first six months compared to 6.4% for the same period in 2011. Gross profit by segment was as follows (in millions):

	Six Months Ended June 30,
	2012	2011
Gross Profit by Segment:
Commercial Trailer Products	$30.6	$19.0
Diversified Products	24.2	8.9
Retail	5.4	4.8
Corporate and Eliminations	(0.8)	-
Total	$59.4	$32.7

Commercial Trailer Products segment gross profit was $30.6 million for the first six months of 2012 compared to $19.0 million in the prior year period. Gross profit as a percentage of sales was 6.2% in the first six months of 2012 as compared to 4.5% for the prior year period. The increase in gross profit as a percentage of net sales was primarily driven by improved pricing necessary to offset increased material costs, primarily related to steel and tires.

Diversified Products segment gross profit was $24.2 million for the first six months of 2012 compared to $8.9 million for the prior year period due primarily to the acquisition of Walker during the current year period. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales was 22.3% in the first six months of 2012 compared to 18.9% in the first six months of 2011. The increase in gross profit margin was driven by the inclusion of Walker during the current year period as well as increased demand across all of our other Diversified Product segment product offerings, including DuraPlate AeroSkirts® and portable storage containers as well as improved margins from our wood floor operations due to improved productivity and increased demand requirements for our dry van trailers during the current year period as compared to the previous year period.

Retail segment gross profit was $5.4 million for the first six months of 2012, an increase of $0.6 million compared to the same period in 2011. Gross profit as a percentage of sales for the first six months of 2012 was 9.3% compared to 7.5% for the prior year period. The increase in gross profit margin is primarily due to product mix as parts and service sales, which carry a higher margin, increased 4.6% and new trailer sales, which carry a lower margin, decreased 22.6% as compared to the prior year period.

General and Administrative Expenses

General and administrative expenses of $22.5 million for the first six months of 2012 increased $5.0 million, or 28.9%, from the prior year period. The increase was largely due to the inclusion of Walker which added expenses of approximately $4.7 million during the current year period, including $2.7 million of amortization expense for intangible assets acquired. In addition, salaries and other employee related costs increased $1.0 million due to the full reinstatement of compensation levels that were reduced in previous years to adjust our cost structure to match market demand. This increase was offset by a $0.7 million reduction in professional services due to reduced legal defense costs in the current period as compared to the prior period. As a percentage of sales, general and administrative expenses increased slightly to 3.5% in the current year period as compared to 3.4% in the prior year period. Excluding amortization of intangible assets, general and administrative expenses as a percentage of sales decreased to 2.9% for the current year period as compared to 3.1% for the prior year period.

Selling Expenses

Selling expenses were $9.0 million in the first six months of 2012, an increase of $2.8 million, or 46.1%, compared to the prior year period primarily due to the inclusion of Walker which added approximately $2.1 million during the current year period. Additionally, salaries and other employee related costs increased $0.4 million due to the full reinstatement of compensation levels that were reduced in previous years to adjust our cost structure to match market demand. As a percentage of net sales, selling expenses were 1.4% for the first six months of 2012 compared to 1.2% for the prior year period.

Acquisition Expenses

Acquisition expenses totaling $13.9 million for the first six months of 2012 represent acquisition related costs incurred in connection with the Walker Acquisition.

Other Income (Expense)

Interest expense for the first six months of 2012 totaled $6.2 million, an increase of approximately $4.1 million, compared to the prior year period, primarily due to interest and non-cash accretion charges related to our Convertible Senior Notes and Term Loan Credit Agreement entered into in connection with the Walker Acquisition during the second quarter.

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of debt and equity. As of June 30, 2012, our debt to equity ratio was approximately 2.5:1.0. Our long-term objective is to generate operating cash flows sufficient to fund normal working capital requirements, to fund capital expenditures and to be positioned to take advantage of market opportunities. For the remainder of 2012, we expect to fund operations, working capital requirements and capital expenditures through cash flows from operations as well as from available borrowings under our Amended and Restated Revolving Credit Agreement (as described below in “Debt Agreements and Related Amendments” section).

Debt Agreements and Related Amendments

Walker Acquisition and Issuance of Convertible Senior Notes

On May 8, 2012, we completed the acquisition (the “Walker Acquisition”) of all of the equity interests of Walker Group Holdings LLC (“Walker”) from Walker Group Resources LLC, the parent of Walker (“Seller”), pursuant to the Purchase and Sale Agreement, dated March 26, 2012, by and among us, Walker and Seller (the “Purchase and Sale Agreement”). The aggregate consideration we paid for the Walker Acquisition was $375.0 million in cash, subject to post-closing purchase price adjustments related to the acquired working capital (the “Walker Acquisition”). We financed the Walker Acquisition and related fees and expenses using the proceeds from our offering of 3.375% Convertible Senior Notes due 2018 and our borrowings under the Term Loan Credit Agreement.

Walker is a manufacturer of liquid-transportation systems and engineered products based in New Lisbon, Wisconsin. Walker has become part of our Diversified Products segment. Walker has manufacturing facilities for its liquid-transportation products in New Lisbon, Wisconsin; Fond du Lac, Wisconsin; Kansas City, Missouri; and Queretaro, Mexico with parts and service centers in Houston, Texas; Baton Rouge, Louisiana; Findlay, Ohio; Chicago, Illinois; Mauston, Wisconsin; West Memphis, Arkansas; and Ashland, Kentucky. Manufacturing facilities for Walker’s engineered products are located in New Lisbon, Wisconsin; Elroy, Wisconsin; and Huddersfield, United Kingdom with parts and service centers in Tavares, Florida; Dallas, Texas; and Philadelphia, Pennsylvania.

On April 23, 2012, we issued Convertible Senior Notes due 2018 (the “Notes”) with an aggregate principal amount of $150 million in a public offering. The Notes bear interest at the rate of 3.375% per annum from the date of issuance, payable semi-annually on May 1 and November 1, commencing on November 1, 2012. The Notes are senior unsecured obligations and rank equally with our existing and future senior unsecured debt.

The Notes are convertible by their holders into cash, shares of our common stock or any combination thereof at our election, at an initial conversion rate of 85.4372 shares of our common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call the Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; and (4) upon the occurrence of specified corporate events as described in the indenture for the Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date.

It is our intent to settle conversions through a net share settlement, which involves repayment of cash for the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion. We used the net proceeds of approximately $145.1 million from the sale of the Notes to fund a portion of the purchase price of the Walker Acquisition.

We account separately for the liability and equity components of the Notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. We determined that senior, unsecured corporate bonds traded on the market represent a similar liability to the convertible senior notes without the conversion option. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, we estimated the implied interest rate of the Notes to be 7.0%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the Notes, which resulted in a fair value of the liability component of $123.8 million upon issuance, calculated as the present value of implied future payments based on the $150.0 million aggregate principal amount. The $21.7 million difference between the cash proceeds before offering expenses of $145.5 million and the estimated fair value of the liability component was recorded in additional paid-in capital as the Notes are not considered currently redeemable at the balance sheet date.

Revolving Credit Agreement

On April 17, 2012, we entered into an amendment (the “Second Amendment”) to our then-existing credit agreement, dated June 28, 2011, by and among us, certain of our subsidiaries and the lender parties thereto (the “Existing Credit Agreement”). The Second Amendment was executed to permit the issuance of our Notes (discussed above), and the conversion, possible redemption and other arrangements in connection with the Notes.

Furthermore, on May 8, 2012 and in connection with the completion of the Walker Acquisition and entering into the Term Loan Credit Agreement (as defined below), we repaid approximately $51 million of borrowings under our senior secured revolving credit facility, dated June 28, 2011, and entered into an amendment and restatement of that credit agreement among us, certain of our subsidiaries (together with us, the “Borrowers”), Wells Fargo Capital Finance, LLC, as joint lead arranger, joint bookrunner and administrative agent (the “Revolver Agent”), RBS Citizens Business Capital, a division of RBS Citizens, N.A., as joint lead arranger, joint bookrunner and syndication agent, and the other lenders named therein, as amended (the “Amended and Restated Revolving Credit Agreement”). Also on May 8, 2012, certain of our subsidiaries (the “Revolver Guarantors”) entered into a general continuing guarantee of the Borrowers’ obligations under the Amended and Restated Revolving Credit Agreement in favor of the lenders (the “Revolver Guarantee”).

The Amended and Restated Revolving Credit Agreement is guaranteed by the Revolver Guarantors and is secured by (i) first priority security interests (subject only to customary permitted liens and certain other permitted liens) in substantially all personal property of the Borrowers and the Revolver Guarantors, consisting of accounts receivable, inventory, cash, deposit and securities accounts and any cash or other assets in such accounts and, to the extent evidencing or otherwise related to such property, all general intangibles, licenses, intercompany debt, letter of credit rights, commercial tort claims, chattel paper, instruments, supporting obligations, documents and payment intangibles (collectively, the “Revolver Priority Collateral”), and (ii) second-priority liens on and security interests in (subject only to the liens securing the Term Loan Credit Agreement, customary permitted liens and certain other permitted liens) (A) equity interests of each direct subsidiary held by the Borrower and each Revolving Guarantor (subject to customary limitations in the case of the equity of foreign subsidiaries), and (B) substantially all other tangible and intangible assets of the Borrowers and the Revolving Guarantors including equipment, general intangibles, intercompany notes, insurance policies, investment property, intellectual property and material owned real property (in each case, except to the extent constituting Revolver Priority Collateral) (collectively, the “Term Priority Collateral”). The respective priorities of the security interests securing the Amended and Restated Revolving Credit Agreement and the Term Loan Credit Agreement are governed by an Intercreditor Agreement, dated May 8, 2012, between the Revolver Agent and the Term Agent (as defined below) (the “Intercreditor Agreement”). The Amended and Restated Revolving Credit Agreement has a scheduled maturity date of May 8, 2017.

Under the Amended and Restated Revolving Credit Agreement, the lenders agree to make available to us a $150 million revolving credit facility. We have the option to increase the total commitment under the facility to $200 million, subject to certain conditions, including (i) obtaining commitments from any one or more lenders, whether or not currently party to the Amended and Restated Revolving Credit Agreement, to provide such increased amounts and (ii) the available amount of increases to the facility being reduced by the amount of any incremental loans advanced under the Term Loan Credit Agreement (as defined below) in excess of $25 million. Availability under the Amended and Restated Revolving Credit Agreement will be based upon monthly (or more frequent under certain circumstances) borrowing base certifications of the Borrowers’ eligible inventory and eligible accounts receivable, and will be reduced by certain reserves in effect from time to time. Subject to availability, the Amended and Restated Revolving Credit Agreement provides for a letter of credit subfacility in an amount not in excess of $15 million, and allows for swingline loans in an amount not in excess of $10 million. Outstanding borrowings under the Amended and Restated Revolving Credit Agreement will bear interest at a rate, at the Borrowers’ election, equal to (i) LIBOR plus a margin ranging from 1.75% to 2.25% or (ii) a base rate plus a margin ranging from 0.75% to 1.25%, in each case depending upon the monthly average excess availability under the revolving loan facility. The Borrowers are required to pay a monthly unused line fee equal to 0.375% times the average daily unused availability along with other customary fees and expenses of the Revolver Agent and the lenders.

The Amended and Restated Revolving Credit Agreement contains customary covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, we will be required to maintain a minimum fixed charge coverage ratio of not less than 1.1 to 1.0 as of the end of any period of 12 fiscal months (subject to shorter testing periods until May 1, 2013) when excess availability under the Amended and Restated Revolving Credit Agreement is less than 12.5% of the total revolving commitment.

If availability under the Amended and Restated Revolving Credit Agreement is less than 15% of the total revolving commitment or if there exists an event of default, amounts in any of the Borrowers’ and the Revolver Guarantors’ deposit accounts (other than certain excluded accounts) will be transferred daily into a blocked account held by the Revolver Agent and applied to reduce the outstanding amounts under the facility.

Subject to the terms of the Intercreditor Agreement, if the covenants under the Amended and Restated Revolving Credit Agreement are breached, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral. Other customary events of default in the Amended and Restated Revolving Credit Agreement include, without limitation, failure to pay obligations when due, initiation of insolvency proceedings, defaults on certain other indebtedness, and the incurrence of certain judgments that are not stayed, satisfied, bonded or discharged within 30 days.

As of June 30, 2012, we were in compliance with all covenants under the Amended and Restated Revolving Credit Agreement.

Term Loan Credit Agreement

On May 8, 2012 and in connection with the completion of the Walker Acquisition, we entered into a credit agreement among us, the several lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, joint lead arranger and joint bookrunner (the “Term Agent”), and Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunner (the “Term Loan Credit Agreement”), which provided for a senior secured term loan facility of $300 million to be advanced at closing and provides for a senior secured incremental term loan facility of up to $75 million, subject to certain conditions, including (i) obtaining commitments from any one or more lenders, whether or not currently party to the Term Loan Credit Agreement, to provide such increased amounts and (ii) the available amount of incremental loans being reduced by the amount of any increases in the maximum revolver amount under the Amended and Restated Revolving Credit Agreement (discussed above). Also on May 8, 2012, certain of our subsidiaries (the “Term Guarantors”) entered into a general continuing guarantee of our obligations under the Term Loan Credit Agreement in favor of the Term Agent (the “Term Guarantee”).

The Term Loan Credit Agreement is guaranteed by the Term Guarantors and is secured by (i) first-priority liens on and security interests in the Term Priority Collateral, and (ii) second-priority security interests in the Revolver Priority Collateral. The Term Loan Credit Agreement has a scheduled maturity date of May 8, 2019 but provides for an accelerated maturity in the event our outstanding 3.375% Convertible Senior Notes due 2018 are not converted, redeemed, repurchased or refinanced in full on or before the date that is 91 days prior to the maturity date thereof. The loans under the Term Loan Credit Agreement amortize in equal quarterly installments in aggregate amounts equal to 1% of the original principal amount of the term loans issued thereunder, with the balance payable at maturity. The Term Loan Credit Agreement also contains conditions providing for either voluntary or mandatory prepayments. Conditions for mandatory prepayments include but are not limited to asset sales with proceeds in excess of $1 million and the amount of excess cash flows, as defined in the Term Loan Credit Agreement, to be calculated annually beginning with the delivery of financial statements for the fiscal year ended December 31, 2012.

Outstanding borrowings under the Term Loan Credit Agreement will bear interest at a rate, at the Borrowers’ election, equal to (i) LIBOR (subject to a floor of 1.25%) plus a margin of 4.75% or (ii) a base rate plus a margin of 3.75%. During the quarter ending June 30, 2012, we paid approximately $1.6 million and $0.8 million of interest and principal, respectively. As of June 30, 2012, we had $299.3 million outstanding under the Term Loan Credit agreement, of which $3.0 million was classified as current on our Condensed Consolidated Balance Sheet. In connection with the closing of the Term Loan Credit Agreement, we paid approximately $7.5 million in original issuance discount fees which will be amortized over the life of the facility using the effective interest rate method. For the three month period ending June 30, 2012, we charged approximately $0.1 million as Interest Expense in the Condensed Consolidated Statement of Operations.

The Term Loan Credit Agreement contains customary covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets. In addition, we will be required to maintain (i) a minimum interest coverage ratio tested as of the last day of each fiscal quarter for the four consecutive fiscal quarters then ending of not less than (A) 2.0 to 1.0 through September 30, 2013, (B) 3.0 to 1.0 thereafter through September 30, 2015, and (C) 4.0 to 1.0 thereafter, and (ii) a maximum senior secured leverage ratio tested as of the last day of each fiscal quarter for the four consecutive fiscal quarters then ending of not more than (A) 4.5 to 1.0 through September 30, 2013, (B) 4.0 to 1.0 thereafter through September 30, 2015, and (C) 3.5 to 1.0 thereafter. As of June 30, 2012, the Company’s interest coverage and senior secured leverage ratios were 16.1:1.0 and 2.4:1.0, respectively, and in compliance with all covenants under the Term Loan Credit Agreement.

Subject to the terms of the Intercreditor Agreement, if the covenants under the Term Loan Credit Agreement are breached, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral. Other customary events of default in the Term Loan Credit Agreement include, without limitation, failure to pay obligations when due, initiation of insolvency proceedings, defaults on certain other indebtedness, and the incurrence of certain judgments that are not stayed, satisfied, bonded or discharged within 60 days.

Cash Flow

Cash used in operating activities for the first six months of 2012 totaled $11.5 million, compared to $15.8 million used in the same period in 2011. The cash used in operations during the current year period was the result of net income adjusted for various non-cash activities, including depreciation, amortization, deferred taxes, stock-based compensation and accretion of debt discount of $21.4 million, offset by a $32.9 million increase in our working capital. Increases in working capital for the current year period can be attributed to increased purchasing activities resulting from higher raw material requirements necessary to meet current production demand levels as well as an increase in new trailer shipments and the related increases in accounts receivable. Changes in key working capital accounts for the first six months of 2012 compared to the same period in 2011 are summarized below (in millions):

	2012	2011	Change
Source (Use) of cash:
Accounts receivable	$(4.8)	$(32.2)	$27.4
Inventories	(20.3)	(84.6)	64.3
Accounts payable and accrued liabilities	(4.8)	84.5	(89.3)
Net use of cash	(29.9)	(32.3)	2.4

Accounts receivable increased by $4.8 million in the first half of 2012 as compared to an increase of $32.2 million in the prior year period. Excluding Walker, days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, improved to approximately 20 days for the first half of 2012 compared to 22 days during the same period in 2011. The increase in accounts receivable for 2012 was primarily the result of the timing of shipments and a 25.7% increase in our consolidated net sales as compared to the prior year period. Inventory increased by $20.3 million during the first six months of 2012 as compared to an increase of $84.6 million in the 2011 period. The increase in inventory for the 2012 period was due to higher raw material and work in process inventory resulting from increasing production levels throughout the first six months of 2012, decisions to pre-buy certain raw materials in an effort to reduce the impact of previously announced price increases from suppliers and increased inventory requirements for our Walker businesses. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year was approximately 6 times in both the 2012 and 2011 periods. Accounts payable and accrued liabilities decreased by $4.8 million in 2012 compared to an increase of $84.5 million for the same period in 2011. The decrease in 2012 was due primarily to timing of production as compared to the previous year period. Excluding Walker, days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, decreased to 36 days for the first half of 2012 compared to 50 days for the same period in 2011 due primarily to the timing of trailer shipments relative to production levels.

Investing activities used $367.6 million during the first six months of 2012 compared to $1.5 million used in the same period in 2011. Cash used in investing activities in the first six months of 2012 was primarily related to the Walker acquisition completed in the second quarter for $364.0 million, net of cash acquired, and other acquisition related costs. The current period also includes capital expenditures totaling $3.6 million to support growth and improvement initiatives at our facilities.

Financing activities provided $390.7 million during the first six months of 2012 as a result of the issuance of our Convertible Senior Notes and borrowings under our Term Loan Credit Agreement which provided net proceeds before offering expenses of approximately $145.5 million and $292.5 million, respectively. The net proceeds received were used to fund the purchase price of the Walker Acquisition completed in the second quarter as well as related fees and expenses incurred as part of this transaction.

As of June 30, 2012, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $151.2 million, representing an increase of $59.5 million and $25.5 million as compared to June 30, 2011 and December 31, 2011, respectively. Total debt and capital lease obligations amounted to $446.2 million as of June 30, 2012. As we continue to see improvements to the overall trailer industry as well as our operating performance metrics, we believe our liquidity is adequate to fund operations, working capital needs and capital expenditures for the remainder of 2012.

Capital Expenditures

Capital spending amounted to approximately $3.6 million for the first six months of 2012 and is anticipated to be in the range of $10 million to $15 million in the aggregate for 2012. Capital spending for 2012 has been and is expected to continue to be primarily utilized to support growth and improvement initiatives within our facilities, including a planned investment of approximately $2.5 million to expand our paint capabilities at our Cadiz, Kentucky facility where we manufacture our platform trailers.

Off-Balance Sheet Transactions

As of June 30, 2012, we had approximately $9.9 million in operating lease commitments. With the exception of additional lease commitments assumed in connection with the Walker Acquisition, we did not enter into any material off-balance sheet debt or operating lease transactions during the quarter ended June 30, 2012.

Contractual Obligations and Commercial Commitments

We have included a summary of our Contractual Obligations and Commercial Commitments in our annual report on Form 10-K for the year ended December 31, 2011. With the exception of the net increase in our long-term debt of approximately $377.0 million resulting from our offering of 3.375% Convertible Senior Notes due 2018 and our borrowings under the Term Loan Credit Agreement and an increase in our raw material purchase commitments (see “Item 3. Qualitative and Quantitative Disclosures About Market Risks—Commodity Prices” section below for further details), there have been no material changes to the summary provided in that report.

Backlog

Orders that have been confirmed by customers in writing and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $713 million at June 30, 2012 compared to $587 million at December 31, 2011 and $736 million at June 30, 2011. The backlog as of June 30, 2012 includes $190 million related to our newly acquired Walker businesses. We expect to complete the majority of our existing backlog orders within the next 12 months.

OUTLOOK

The demand environment for trailers has continued to improve throughout 2012, as evidenced by the increase in our new trailer shipments, a strong backlog and a trailer industry forecast that indicates strong demand over the next several years. We expect the overall trailer market as well as the order environment throughout the remainder of 2012 to remain at the current levels. Recent estimates from industry forecasters, ACT Research (“ACT”) and FTR Associates (“FTR”), continue to provide for strong demand levels throughout the next couple of years. More specifically, ACT is currently estimating 2012 levels to be approximately 247,000 trailers, or an increase of 18% as compared to 2011, while FTR anticipates new trailer demand to be approximately 246,000 new trailers, or an increase of 15% for 2012, as compared to 2011. Furthermore, ACT estimates that total trailer industry demand for 2013 will continue to grow by an additional 8% to approximately 266,000 trailers, while FTR anticipates a slight decrease to approximately 235,000 trailers. While there are downside concerns relating to issues with the global economy, unemployment, and housing and construction-related markets in the U.S., taking into consideration these industry forecasts, discussions with both our customers and suppliers as well as the market’s need to renew an excessively aged trailer fleet, management expects demand for new trailers to continue to remain strong for the remainder of 2012 and into 2013.

Based on these industry demand forecasts, conversations with our customers regarding their current requirements, our existing backlog of orders and our continued efforts to be selective in our order acceptance to ensure we obtain appropriate value for our products, we estimate that for the full year 2012 total new trailers sold, including Walker, will be between 48,000 and 52,000, which reflects volumes approximately flat to 10% higher than 2011. As a result or our commitment to recapture margins within the Commercial Trailer Products, our expectation for growth in trailer volumes is below the expected industry growth rate this year. However, we have already begun to realize the improvements in pricing and gross margins and we expect continued improvements as we progress through the remainder of 2012. In addition to pricing, other challenges we face as we proceed further into 2012 and 2013 will primarily relate to managing raw material commodity and component costs. While most commodity costs have recently stabilized, raw material costs remain volatile. As has been our policy, we will endeavor to pass along raw material and component price increases to our customers. Our standard sales terms and conditions allow for price adjustments associated with raw material increases. In addition, we have recently separated the cost of tires from all new orders to allow for the pass through of price increases as they occur. However, in some cases, we have provided fixed price trailer contracts to key customers for periods of up to 12 months.

We believe we are well-positioned for long-term growth in the trailer industry because: (1) our core customers are among the dominant participants in the trucking industry; (2) our DuraPlate® trailers continue to have increased market acceptance; (3) our focus is on developing solutions that reduce our customers’ trailer maintenance and operating costs; and (4) our continued expansion of our presence through our Company-owned branch locations and independent dealer network.

We are not relying solely on volume and price recovery within the trailer industry to improve operations and enhance our profitability. Executing our strategic initiative to become a diversified industrial manufacturer will provide us the opportunity to address new markets, enhance our financial profile and reduce the cyclicality within our business. The Diversified Products segment has continued to gain positive momentum and generate increased revenues and earnings. While demand for these products is dependent on the development of new products, customer acceptance of our product solutions and general expansion of our customer base and distribution channels, we anticipate the growth rate of these products to exceed that of our Commercial Trailer Products. The recent Walker Acquisition further diversifies our business, complements our leadership position in trailer manufacturing and related products and technologies and provides for additional growth and value creation as we actively pursue margin enhancing synergies. In addition, we have been and will continue to focus on continuing to develop innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have included a summary of our Critical Accounting Policies and Estimates in our annual report on Form 10-K for the year ended December 31, 2011. Based on events occurring subsequent to December 31, 2011, we are updating certain accounting policies and estimates.

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

The Company assesses, on a quarterly basis, the realizability of its deferred tax assets by evaluating all available evidence, both positive and negative, including: (1) the cumulative results of operations in recent years, (2) the nature of recent losses, (3) estimates of future taxable income, (4) the length of operating loss carryforward periods and (5) the uncertainty associated with a possible change in ownership, which imposes an annual limitation on the use of these carryforwards. The Company has been in a cumulative three-year pre-tax loss position since the quarter ended December 31, 2009. The cumulative three-year loss is considered significant negative evidence that is objective and verifiable. Positive evidence considered by the Company in its assessment included lengthy operating loss carryforward periods, a lack of unused expired operating loss carryforwards in the Company’s history and estimates of future taxable income. However, there is uncertainty as to the Company’s ability to meet its estimates of future taxable income to recover its deferred tax assets in the United States.

After considering both the positive and negative evidence, management determined that it was not more-likely-than-not that it would realize the value of its deferred tax assets. As a result, the Company has determined that it was necessary to continue to record a full valuation allowance against its net deferred tax assets as of June 30, 2012. However, we will continue to evaluate the necessity of the valuation allowance during 2012 considering our recent positive operating results, our ability to generate taxable income in 2012 and the development of our order backlog which materially impacts our projections of future taxable income in 2013. Based upon all of these factors, it is possible that we will be in a position to release all or a portion of our U.S. valuation allowance in 2012 or 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices and interest rates. The following discussion provides additional detail regarding our exposure to these risks.

Commodity Prices

We are exposed to fluctuations in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, nickel, wood and polyethylene. Given the historical volatility of certain commodity prices, this exposure can materially impact product costs. We manage commodity price changes by entering into fixed price contracts with our suppliers. As of June 30, 2012, we had $39.1 million in raw material purchase commitments through December 2013 for materials that will be used in the production process as compared to $37.8 million as of December 31, 2011. With the exception of certain long-term agreements with our core customers, we typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in product prices, our results would be materially and adversely affected.

Interest Rates

As of June 30, 2012, we had $25.0 million of floating rate debt outstanding under our Revolver. A hypothetical 100 basis-point change in the floating interest rate from the current level would result in a corresponding $0.3 million change in interest expense over a one-year period. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2012.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal year 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

On May 8, 2012, we completed the Walker Acquisition, which includes certain existing information systems and internal controls over financial reporting that previously existed. In conducting our evaluation of effectiveness of our internal control over financial reporting, we have elected to exclude Walker from our evaluation, as permitted under existing SEC rules. We are currently in the process of evaluating and integrating Walker’s historical internal controls over financial reporting with ours. We expect to complete this integration in fiscal year 2013.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In addition to the legal proceeding outlined below, please see Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by Item I of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.

Bulk Tank International, S. de R.L. de C.V. (“Bulk”), one of the Walker companies we acquired on May 8, 2012, entered into agreements in 2011 with the Mexican federal environmental agency, PROFEPA, and the applicable state environmental agency, PROPAEG, pursuant to PROFEPA’s and PROPAEG’s respect environmental audit programs to resolve noncompliance with federal and state environmental laws at Bulk’s Guanajuato facility (“Compliance Agreements”). The Compliance Agreements require Bulk to undertake certain corrective action to come into compliance with environmental requirements. We do not expect that this matter will have a material adverse effect on its financial condition or results of operations.

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

Risks Related to Our Indebtedness

Our debt has increased significantly as a result of completing the offering of our 3.375% Convertible Senior Notes due 2018 (the “Notes”), entering into the Term Loan Credit Agreement and the amendment and restatement of our revolving credit agreement. Our increased indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our debt agreements.

Our debt and debt service obligations have increased significantly as a result of our recently completed offering of Notes in April 2012, entering into the Term Loan Credit Agreement and the amendment and restatement of our revolving credit agreement. As of June 30, 2012 and as a result of these events, we had approximately $324 million of secured indebtedness and approximately $154 million of unsecured indebtedness which includes approximately $4 million of capital lease obligations. This level of debt could have significant consequences on our future operations, including, among others:

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

Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes. Our Existing Credit Agreement does restrict our ability to incur additional indebtedness, including secured indebtedness, but if the facilities mature or are repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

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

In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options and upon conversion of the Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and the trading price of the Notes and impair our ability to raise capital through the sale of additional equity securities.

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

If we experience greater than anticipated costs to integrate Walker into our existing operations or are not able to achieve the anticipated benefits of the Walker Acquisition, including cost savings and other synergies, our business and results of operations could be negatively affected. In addition, it is possible that the ongoing integration process could result in the loss of key employees, errors or delays in systems implementation, the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the Walker Acquisition. Integration efforts also may divert management attention and resources. These integration matters may have an adverse effect on us, particularly during any transition period. In addition, although Walker is subject to many of the same risks and uncertainties that we face in our business, the acquisition of Walker, through its Engineered Products division, also involves our entering new product areas, markets and industries, which present risks resulting from our relative inexperience in these new areas. Walker’s Engineered Products line could react differently to economic and other external factors than our traditional trailer business. We face the risk that we will not be successful with these products or in these new markets.

We have made certain assumptions relating to the Walker Acquisition that may prove to be materially inaccurate.

We have made certain assumptions relating to the Walker Acquisition which may prove to be inaccurate, including as a result of the failure to realize the expected benefits of the Walker Acquisition, higher than expected transaction and integration costs and unknown liabilities, as well as general economic and business conditions that adversely affect the combined company following the Walker Acquisition. These assumptions relate to numerous matters, including:

•	our assessments of the asset quality and value of Walker and its assets;

•	projections of the business and Walker’s future financial performance;

•	our ability to incur additional indebtedness on attractive terms, in order to complete the Walker Acquisition and provide us with financial flexibility for our plans for growth;

•	our ability to realize synergies related to supply chain optimization, commercialization and distribution of new and existing products, back office and administrative consolidation, and further implementation of manufacturing best practices;

•	acquisition costs, including restructuring charges and transaction costs;

•	our ability to maintain, develop and deepen relationships with Walker’s customers;

•	our belief that the markets served by Walker tend to be less cyclical than the van and platform trailer markets historically served by Wabash;

•	our belief that the indemnification and escrow arrangements that we have negotiated in the Purchase and Sale Agreement will prove adequate; and

•	other financial and strategic risks of the Walker Acquisition.

If one or more of these assumptions are incorrect, it could have a material adverse effect on our business, manufacturing shipments, sales, and operating results, and the perceived benefits from the Walker Acquisition may not be realized.

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

Compliance with complex foreign and U.S. laws and regulations that apply to the international operations of Walker may increase our cost of doing business and could expose us or our employees to fines, penalties and other liabilities. These numerous and sometimes conflicting laws and regulations include import and export requirements, content requirements, trade restrictions, tax laws, environmental laws and regulations, sanctions, internal and disclosure control rules, data privacy requirements, labor relations laws, U.S. laws such as the Foreign Corrupt Practices Act and substantially equivalent local laws prohibiting corrupt payments to governmental officials and/or other foreign persons. Although we have policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our officers, employees, contractors or agents will not violate our policies. Any violation of the laws and regulations that apply to our operations and properties, including those acquired through or after the Walker Acquisition, could result in, among other consequences, fines, environmental and other liabilities, criminal sanctions against us, our officers or our employees, prohibitions on our ability to offer our products and services to one or more countries and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.

Walker will be subject to business uncertainties and contractual restrictions which could adversely affect its financial results and the ability to retain key employees.

Uncertainty about the effect of the Walker Acquisition on Walker’s customers, employees or suppliers may have an adverse effect on Walker. These uncertainties may impair its ability to attract, retain and motivate key personnel for a period of time after the Walker Acquisition, and could cause disruptions in its relationships with customers, suppliers and other parties with which it deals.

In particular, we consider Walker’s strong management team one of the most attractive aspects of Walker. The loss of any member of the Walker senior management team could have an adverse effect on our ability to operate the Walker business and integrate it into our consolidated operations. Retention of these key members may be particularly challenging even for a period of time after the completion of the Acquisition, as employees may experience uncertainty about their future roles. If, despite retention and recruiting efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Walker following the Walker Acquisition, its business operations and financial results could be adversely affected.

We also expect that matters relating to the Walker Acquisition and integration-related issues will place a significant burden on Walker’s management, employees and internal resources, which could otherwise have been devoted to other business opportunities and improvements. These restrictions may have the effect of preventing Walker from pursuing otherwise attractive business opportunities and making other changes or improvements to its business.

Walker typically has not entered into written agreements with its top suppliers and customers.

Walker has many arrangements for the sale and purchase of products that are on a single transaction basis. As a result, we cannot assure you that most, or any, of the customers or suppliers of Walker will continue to trade with us. Should we, for any reason, lose or discontinue our business relationships with a substantial number of these customers, the impact to our revenues and results of operations could be substantial.

ITEM 6.	EXHIBITS

(a) Exhibits:

10.01	Amended and Restated Credit Agreement, dated May 8, 2012, by and among Wabash National Corporation, certain of its subsidiaries identified on the signature page thereto, Wells Fargo Capital Finance, LLC, as joint lead arranger, joint bookrunner and administrative agent, RBS Citizens Business Capital, a division of RBS Citizens, N.A., as joint lead arranger, joint bookrunner and syndication agent, BMO Harris Bank, N.A., as documentation agent, and the other lenders and agents therein (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 14, 2012 (File No. 001-10883)).*
10.02	Amended and Restated General Continuing Guarantee, dated as of May 8, 2012, by each subsidiary of Wabash National Corporation party thereto in favor of Wells Fargo Capital Finance, LLC, as administrative agent for the secured parties under the Amended and Restated Credit Agreement, dated May 8, 2012 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 14, 2012 (File No. 001-10883)).
10.03	Credit Agreement, dated as of May 8, 2012, among the Wabash National Corporation, the several lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, joint lead arranger and joint bookrunner, and Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunner (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 14, 2012 (File No. 001-10883)).*
10.04	General Continuing Guarantee, dated as of May 8, 2012, by each subsidiary of Wabash National Corporation party thereto in favor of Morgan Stanley Senior Funding, Inc., as administrative agent for the secured parties under the Credit Agreement, dated May 8, 2012 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 14, 2012 (File No. 001-10883)).
31.01	Certification of Principal Executive Officer
31.02	Certification of Principal Financial Officer
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101	Interactive Data File Pursuant to Rule 405 of Regulation S-T

*	Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to the Company’s application for confidential treatment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: August 2, 2012	By:	/s/ Mark J. Weber
Mark J. Weber
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

