Form 10-Q
period 2012-09-30
WABASH NATIONAL CORP /DE
filed 2012-11-01
CIK 879526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012 OR
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

Yes ☐ No ☒

The number of shares of common stock outstanding at October 26, 2012 was 68,430,508.

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$39,307	$19,976
Accounts receivable	98,726	52,219
Inventories	231,875	189,533
Deferred income taxes	42	-
Prepaid expenses and other	6,305	2,317
Total current assets	$376,255	$264,045

PROPERTY, PLANT AND EQUIPMENT	129,387	96,591

GOODWILL	149,940	-

INTANGIBLE ASSETS	175,411	19,821

OTHER ASSETS	12,054	7,593
	$843,047	$388,050

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$3,000	$-
Current portion of capital lease obligations	1,017	1,507
Accounts payable	141,896	107,985
Other accrued liabilities	78,023	59,024
Total current liabilities	$223,936	$168,516

LONG-TERM DEBT	414,373	65,000

CAPITAL LEASE OBLIGATIONS	3,454	3,314

OTHER NONCURRENT LIABILITIES	3,928	4,874

DEFERRED INCOME TAXES	1,666	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 68,375,258 and 68,165,668 shares outstanding, respectively	702	704
Additional paid-in capital	625,632	601,482
Accumulated deficit	(403,841)	(429,288)
Accumulated other comprehensive income	313	-
Treasury stock at cost, 1,870,205 and 1,815,671 common shares, respectively	(27,116)	(26,552)
Total stockholders' equity	$195,690	$146,346
	$843,047	$388,050

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

NET SALES	$405,917	$336,433	$1,046,007	$845,512

COST OF SALES	355,843	323,113	936,523	799,451

Gross profit	$50,074	$13,320	$109,484	$46,061

GENERAL AND ADMINISTRATIVE EXPENSES	12,548	7,157	30,870	23,150

SELLING EXPENSES	7,134	3,155	16,112	9,300

AMORTIZATION OF INTANGIBLES	2,984	738	7,175	2,215

ACQUISITION EXPENSES	172	-	14,074	-

Income from operations	$27,236	$2,270	$41,253	$11,396

OTHER INCOME (EXPENSE):
Interest expense	(7,760)	(1,108)	(13,934)	(3,181)
Loss on debt extinguishment	-	-	-	(668)
Other, net	211	24	151	191

Income before income taxes	$19,687	$1,186	$27,470	$7,738

INCOME TAX EXPENSE	1,246	94	2,023	147

Net income	$18,441	$1,092	$25,447	$7,591

BASIC AND DILUTED NET INCOME PER SHARE	$0.27	$0.02	$0.37	$0.11

COMPREHENSIVE INCOME
Net income	$18,441	$1,092	$25,447	$7,591
Foreign currency translation adjustment	207	-	313	-
NET COMPREHENSIVE INCOME	$18,648	$1,092	$25,760	$7,591

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities
Net income	$25,447	$7,591
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	10,660	9,539
Amortization of intangibles	7,175	2,215
Loss on debt extinguishment	-	668
Deferred taxes	1,666	-
Stock-based compensation	3,611	1,947
Accretion of debt discount	1,865	-
Changes in operating assets and liabilities
Accounts receivable	(551)	(8,039)
Inventories	(1,097)	(89,136)
Prepaid expenses and other	170	1,493
Accounts payable and accrued liabilities	(20,558)	51,273
Other, net	(855)	86
Net cash provided by (used in) operating activities	$27,533	$(22,363)

Cash flows from investing activities
Capital expenditures	(9,013)	(3,406)
Acquisition, net of cash acquired	(364,012)	-
Net cash used in investing activities	$(373,025)	$(3,406)

Cash flows from financing activities
Proceeds from exercise of stock options	340	466
Borrowings under revolving credit facilities	205,786	731,546
Payments under revolving credit facilities	(270,786)	(676,546)
Principal payments under capital lease obligations	(1,388)	(476)
Proceeds from issuance of convertible senior notes	145,500	-
Proceeds from issuance of term loan credit facility, net of issuance costs	292,500	-
Principal payments under term loan credit facility	(1,500)	-
Debt issuance costs paid	(5,065)	(1,923)
Stock repurchase	(564)	(505)
Net cash provided by financing activities	$364,823	$52,562

Net increase in cash	$19,331	$26,793
Cash at beginning of period	19,976	21,200
Cash at end of period	$39,307	$47,993

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

The Company incurred various costs related to the Walker Acquisition including fees paid to an investment banker for acquisition services and the related bridge financing commitment as well as professional fees for diligence, legal and accounting totaling $0.2 million and $14.1 million for the three and nine month periods ending September 30, 2012, respectively. These costs have been recorded as Acquisition Expenses in the Condensed Consolidated Statements of Comprehensive Income.

The aggregate purchase price of $375.0 million was allocated to the opening balance sheet of Walker at May 8, 2012, the date of acquisition, which is still preliminary and subject to adjustment as, follows (in thousands):

Cash	$10,982
Current assets	91,359
Property, plant and equipment	32,541
Intangibles	162,800
Deferred income taxes	42
Goodwill	149,942
Total assets	$447,666

Current liabilities	$(72,672)
Total liabilities	$(72,672)

$374,994

Acquisition, net of cash acquired	$364,012

Intangible assets of $162.8 million were recorded as a result of the acquisition. The intangible assets preliminarily consist of the following (in thousands):

	Amount	Useful Life
Backlog	$900	Less than 1 year
Tradenames and Trademarks	27,600	20 years
Technology	15,300	12 years
Customer relationships	119,000	10 years
	$162,800

Amortization expense, including the intangible assets preliminarily recorded from the Walker Acquisition, is estimated to be $11.5 million, $20.8 million, $20.9 million, $20.3 million and $19.1 million for the years 2012 through 2016, respectively. As of September 30, 2012, the weighted average amortization period for the Company’s intangible assets was approximately 12 years.

Goodwill of $149.9 million was preliminarily recorded as a result of the Walker Acquisition. Goodwill is comprised of operational synergies that are expected to be realized in both the short and long-term and the opportunity to enter new market sectors with higher margin potential which will enable us to deliver greater value to our customers and shareholders. The Company expects the amount recorded as goodwill for the Walker Acquisition to be fully deductible for tax purposes.

Unaudited Pro forma Results

The results of Walker are included in the Consolidated Statements of Comprehensive Income from the date of acquisition, including $140.8 million and $16.7 million of revenue and net income, respectively, for the nine months ended September 30, 2012. The following unaudited pro forma information is shown below as if the acquisition of Walker had been completed as of the beginning of the earliest period presented (in thousands, except per share amounts):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2011	2012	2011
Sales	$424,539	$1,182,073	$1,101,402
Operating income	$9,985	$70,537	$33,028
Net income	$1,467	$44,641	$7,353
Basic and diluted net income per share	$0.02	$0.65	$0.11

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

Inventories are stated at the lower of cost, primarily determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured inventory includes raw material, labor and overhead. Inventories consist of the following (in thousands):

	September 30,	December 31,
	2012	2011
Raw materials and components	$70,846	$54,000
Work in progress	30,535	2,332
Finished goods	103,212	115,095
Aftermarket parts	10,388	5,762
Used trailers	16,894	12,344
	$231,875	$189,533

4.	DEBT

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

The Company will apply the treasury stock method in the calculation of the dilutive impact of the Notes. For the three and nine month periods ending September 30, 2012, the calculation of diluted net income per share excludes the impact of these Notes as the average stock price of the Company’s common stock was below the initial conversion price of approximately $11.70 per share.

The following table summarizes information about the equity and liability components of the Notes (dollars in thousands). The fair value of the notes outstanding were measured based on quoted market prices.

September 30, 2012
Principal amount of convertible notes outstanding	$150,000
Unamortized discount of liability component	(23,970)
Net carrying amount of liability component	126,030
Less: current portion	-
Long-term debt	$126,030
Carrying value of equity component, net of issuance costs	$20,993
Remaining amortization period of discount on the liability component	5.6 years

Contractual coupon interest expense and accretion of discount on the liability component for the Note for the three and nine month periods ending September 30, 2012 were as follow (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Contractual coupon interest expense	$1,266	$2,222
Accretion of discount on the liability component	$873	$1,523

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

As of September 30, 2012, the Company had no outstanding borrowings under the Amended and Restated Revolving Credit Agreement and was in compliance with all covenants.

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

The Term Loan Credit Agreement is guaranteed by the Term Guarantors and is secured by (i) first-priority liens on and security interests in the Term Priority Collateral, and (ii) second-priority security interests in the Revolver Priority Collateral. The Term Loan Credit Agreement has a scheduled maturity date of May 8, 2019 but provides for an accelerated maturity in the event the Company’s outstanding 3.375% Convertible Senior Notes due 2018 are not converted, redeemed, repurchased or refinanced in full on or before the date that is 91 days prior to the maturity date thereof. The loans under the Term Loan Credit Agreement amortize in equal quarterly installments in aggregate amounts equal to 1% of the original principal amount of the term loans issued thereunder, with the balance payable at maturity. The Term Loan Credit Agreement also contains conditions providing for either voluntary or mandatory prepayments. Conditions for mandatory prepayments include but are not limited to asset sales with proceeds in excess of $1 million and the amount of excess cash flows, as defined in the Term Loan Credit Agreement, to be calculated annually with the delivery of financial statements beginning with the fiscal year ending December 31, 2012.

Outstanding borrowings under the Term Loan Credit Agreement will bear interest at a rate, at the Borrowers’ election, equal to (i) LIBOR (subject to a floor of 1.25%) plus a margin of 4.75% or (ii) a base rate plus a margin of 3.75%. For the three and nine month periods ending September 30, 2012, the Company has paid $4.7 million and $6.2 million of interest, respectively, and $0.8 million and $1.5 million of principal, respectively. As of September 30, 2012, the Company had $298.5 million outstanding under the Term Loan Credit agreement, of which $3.0 million was classified as current on the Company’s Condensed Consolidated Balance Sheet. In connection with the closing of the Term Loan Credit Agreement, the Company paid $7.5 million in original issuance discount fees which will be amortized over the life of the facility using the effective interest rate method. For the three and nine month periods ending September 30, 2012, the Company charged $0.2 million and $0.3 million, respectively, of amortization for original issuance discount fees as Interest Expense in the Condensed Consolidated Statements of Comprehensive Income.

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

As of September 30, 2012, the Company’s interest coverage and senior secured leverage ratios were 9.7:1.0 and 1.9:1.0, respectively, and in compliance with all covenants under the Term Loan Credit Agreement.

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

Recurring Fair Value Measurements

The Company maintains a non-qualified deferred compensation plan which is offered to senior management and other key employees. The amount owed to participants is an unfunded and unsecured general obligation of the Company. Participants are offered various investment options with which to invest the amount owed to them, and the plan administrator maintains a record of the liability owed to participants by investment. In order to minimize the impact of the change in market value of this liability, the Company has elected to purchase a separate portfolio of investments through the plan administrator similar to those chosen by the participant.

The investments purchased by the Company (asset) include mutual funds, $0.5 million of which are classified as Level 1, and life-insurance contracts valued based on the performance of underlying mutual funds, $2.7 million of which are classified as Level 2.

Nonrecurring Fair Value Measurements

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The Company reviews for goodwill impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable. The fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the reporting unit. These assets would generally be classified within Level 3, in the event that the Company were required to measure and record such assets at fair value within its unaudited condensed consolidated financial statements.

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including definite-lived intangible assets and property plant and equipment, when events or circumstances warrant such a review. Fair value is determined primarily using anticipated cash flows assumed by a market participant discounted at a rate commensurate with the risk involved and these assets would generally be classified within Level 3, in the event that the Company were required to measure and record such assets at fair value within its unaudited condensed consolidated financial statements.

Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition. Refer to Note 2 for the fair values of assets acquired and liabilities assumed in connection with the Walker Acquisition.

The carrying amounts of accounts receivable and accounts payable reported in the Consolidated Balance Sheets approximate fair value.

Estimated Fair Value of Debt

The estimated fair value of long-term debt at September 30, 2012 consists primarily of the Company’s Notes and borrowings under its Term Loan Credit Agreement (see Note 4). The fair value of the Notes, the Term Loan Credit Agreement and the revolving credit facility are based upon third party pricing sources, which generally does not represent daily market activity, nor does it represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the revolving credit facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings. Capital lease obligations approximate their fair value as determined by discounted cash flows and are classified as Level 3.

The Company’s carrying and estimated fair value of debt, at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012				December 31, 2011
	Carrying	Fair Value			Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Instrument
Convertible senior notes	$126,030	$-	$150,000	$-	$-	$-	$-	$-
Term loan credit agreement	291,342	-	301,485	-	-	-	-	-
Revolver	-	-	-	-	65,000	-	65,000	-
Capital lease obligations	4,471	-	-	4,471	4,821	-	-	4,821
	$421,843	$-	$451,485	$4,471	$69,821	$-	$65,000	$4,821

6.          STOCK-BASED COMPENSATION

The Company recognizes all share-based payments based upon their fair value. To value new stock option awards the Company uses a binomial option-pricing model, which incorporates various assumptions including expected volatility, expected term, dividend yield and risk-free interest rates. The expected volatility is based upon the Company’s historical experience. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate utilized for periods throughout the contractual life of the options are based upon U.S. Treasury security yields at the time of grant. The Company also grants restricted stock units subject to service, performance and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance based units is based on the market price of a share of underlying common stock at the date of grant. The fair value of the market based units is based on a lattice valuation model. The amount of compensation costs related to stock options, nonvested restricted stock, restricted stock units, stock appreciation rights and performance units not yet recognized was $8.5 million at September 30, 2012, for which the expense will be recognized through 2015.

7.          CONTINGENCIES

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, and is periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations"). As of September 30, 2012, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

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

Based on its current knowledge, and taking into consideration its litigation-related liabilities, the Company believes it is not a party to, nor is any of its properties the subject of, any pending legal proceeding or governmental examination other than the matters below, which are addressed individually, that would have a material adverse effect on the Company's consolidated financial condition or liquidity. However, in light of the uncertainties involved in such matters, the ultimate outcome of a particular matter could be material to the Company's operating results for a particular period depending on, among other factors, the size of the loss or liability imposed and the level of the Company's income for that period. Costs associated with the litigation and settlements of legal matters are reported within General and Administrative Expenses in the Consolidated Statements of Comprehensive Income.

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

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil. On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damages amount is approximately R$26.7 million (Brazilian Reais), which is approximately $13.1 million U.S. dollars using current exchange rates and exclusive of any potentially court-imposed interest, fees or inflation adjustments (which are currently estimated at a maximum of approximately $54 million, at current exchange rates, but may change with the passage of time and/or the discretion of the court at the time of final judgment in this matter). Due, in part, to the amount and type of damages awarded by the Fourth Civil Court of Curitiba, Wabash immediately filed for clarification of the judgment, which renders the judgment unenforceable at this time. Upon receipt of a clarified judgment from the Fourth Civil Court of Curitiba, Wabash also plans to appeal the judgment to the State of Paraná Court of Appeals. The Court of Appeals has the authority to re-hear all facts presented to the lower court, as well as to reconsider the legal questions presented in the case, and to render a new judgment in the case without regard to the lower court’s findings. Pending outcome of this appeal process, the judgment is not enforceable by the plaintiff. Any ruling from the Court of Appeals is not expected prior to the third quarter of 2013, and, accordingly, the judgment rendered by the lower court cannot be enforced prior to that time, and may be overturned or reduced as a result of this process. The Company believes that the claims asserted by BK are without merit and it intends to continue to vigorously defend its position. The Company has not recorded a charge with respect to this loss contingency as of September 30, 2012. Furthermore, at this time, the Company does not have sufficient information to predict the ultimate outcome of the case and is unable to estimate the amount of any reasonable possible loss or range of loss that it may be required to pay at the conclusion of the case. The Company will reassess the need for the recognition of a loss contingency upon the receipt of a clarified judgment and assignment of the case in the Court of Appeals, upon a decision to settle this case with the plaintiffs or an internal decision as to an amount that the Company would be willing to settle or upon the outcome of the appeals process.

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

In September 2003, the Company was noticed as a PRP by the EPA pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site (the “Superfund Site”) pursuant to CERCLA. PRPs include current and former owners and operators of facilities at which hazardous substances were allegedly disposed. The EPA’s allegation that the Company was a PRP arises out of the Company’s acquisition of a former branch facility located approximately five miles from the original Superfund Site. The Company acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002. In June 2010, the Company was contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that the Company contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010. The Company initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from the Company. If the settlement is approved by all parties, it will prevent any third party from successfully bringing claims against the Company for environmental contamination relating to this former branch property. The Company has been awaiting approval from the ADEQ since the settlement was first proposed in July 2010. Based on communications with the RID and ADEQ in September 2012, the Company does not expect to receive a response regarding the approval of the settlement from the ADEQ for, at least, several additional months. Based upon the Company’s limited period of ownership of the former branch property, and the fact that it no longer owns the former branch property, it does not anticipate that the ADEQ will reject the proposed settlement, but no assurance can be given at this time as to the ADEQ’s response to the settlement proposal. The proposed settlement terms have been accrued and did not have a material adverse effect on the Company’s financial condition or results of operations, and it believes that any ongoing proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

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

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic net income per share:
Net income applicable to common stockholders	$18,441	$1,092	$25,447	$7,591
Undistributed earnings allocated to participating securities	(166)	(7)	(218)	(44)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$18,275	$1,085	$25,229	$7,547
Weighted average common shares outstanding	68,357	68,117	68,308	68,071
Basic net income per share	$0.27	$0.02	$0.37	$0.11

Diluted net income per share:
Net income applicable to common stockholders	$18,441	$1,092	$25,447	$7,591
Undistributed earnings allocated to participating securities	(166)	(7)	(218)	(44)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$18,275	$1,085	$25,229	$7,547

Weighted average common shares outstanding	68,357	68,117	68,308	68,071
Dilutive stock options and restricted stock	159	341	234	399
Diluted weighted average common shares outstanding	68,516	68,458	68,542	68,470
Diluted net income per share	$0.27	$0.02	$0.37	$0.11

Average diluted shares outstanding for the three and nine month periods ending September 30, 2012 and 2011 exclude options to purchase common shares totaling 1,808 and 1,747, respectively, and 1,648 and 1,251, respectively, because the exercise prices were greater than the average market price of the common shares. In addition, the calculation of diluted net income per share excludes the impact of the Company’s Notes as the average stock price of the Company’s common stock was below the initial conversion price of approximately $11.70 per share for the quarter ending September 30, 2012. The Notes may have a dilutive impact if the average market price of the Company’s common stock is above the conversion price of the Notes.

9.	INCOME TAXES

After considering available evidence, both positive and negative, management determined that it was necessary to continue to record a full valuation allowance against its net deferred tax assets as of September 30, 2012.

As detailed in Note 2, the acquisition of Walker, on May 8, 2012, created goodwill in the amount of $149.9 million that is not amortized for book purposes. However, for tax purposes the value of this goodwill will be fully deductible over 15 years. This book to tax difference will create a deferred tax liability which, according to ASC 740, cannot be netted against other deferred tax assets and liabilities with specific identifiable lives and offset by the valuation allowance. As a result, a deferred tax expense of $1.0 million and $1.7 million was recognized for the three and nine month periods ending September 30, 2012, respectively.

10.	OTHER ACCRUED LIABILITIES

The following table presents major components of Other Accrued Liabilities (in thousands):

	September 30,	December 31,
	2012	2011
Warranty	$15,795	$11,437
Employee compensation and benefits	28,768	19,627
Accrued taxes	5,723	6,239
Customer deposits	16,009	16,282
All other	11,728	5,439
	$78,023	$59,024

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2012	2011
Balance as of January 1	$11,437	$11,936
Provision for warranties issued in current year	3,579	2,577
Walker acquisition	3,887	-
Payments	(3,108)	(1,653)
Balance as of September 30	$15,795	$12,860

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

	Commercial	Diversified		Corporate and
	Trailer Products	Products	Retail	Eliminations	Consolidated
Three Months Ended September 30, 2012
Net sales
External customers	$259,742	$106,151	$40,024	$-	$405,917
Intersegment sales	21,389	9,664	-	(31,053)	-
Total net sales	$281,131	$115,815	$40,024	$(31,053)	$405,917

Income (Loss) from operations	$14,634	$15,560	$707	$(3,665)	$27,236
Assets	$625,129	$498,580	$144,763	$(425,425)	$843,047

Three Months Ended September 30, 2011
Net sales
External customers	$296,856	$10,191	$29,386	$-	$336,433
Intersegment sales	13,934	16,727	-	(30,661)	-
Total net sales	$310,790	$26,918	$29,386	$(30,661)	$336,433

Income (Loss) from operations	$2,154	$2,394	$179	$(2,457)	$2,270
Assets	$276,943	$43,180	$133,311	$(34,929)	$418,505

	Commercial	Diversified		Corporate and
	Trailer Products	Products	Retail	Eliminations	Consolidated
Nine Months Ended September 30, 2012
Net sales
External customers	$756,651	$190,866	$98,490	$-	$1,046,007
Intersegment sales	48,589	33,054	-	(81,643)	-
Total net sales	$805,240	$223,920	$98,490	$(81,643)	$1,046,007

Income (Loss) from operations	$34,557	$30,805	$1,084	$(25,193)	$41,253
Assets	$625,129	$498,580	$144,763	$(425,425)	$843,047

Nine Months Ended September 30, 2011
Net sales
External customers	$719,491	$33,544	$92,477	$-	$845,512
Intersegment sales	44,098	40,626	-	(84,724)	-
Total net sales	$763,589	$74,170	$92,477	$(84,724)	$845,512

Income (Loss) from operations	$11,038	$9,635	$48	$(9,325)	$11,396
Assets	$276,943	$43,180	$133,311	$(34,929)	$418,505

b. Product Information

The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
Three Months Ended September 30, 2012	$	$	$	$	%
New trailers	249,827	51,546	23,925	325,298	80.1
Used trailers	7,644	1,007	3,903	12,554	3.1
Components, parts and service	645	20,663	12,172	33,480	8.2
Equipment and other	1,626	32,935	24	34,585	8.6
Total net external sales	259,742	106,151	40,024	405,917	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
Three Months Ended September 30, 2011	$	$	$	$	%
New trailers	289,765	-	14,068	303,833	90.3
Used trailers	4,286	-	3,980	8,266	2.5
Components, parts and service	863	7,480	11,314	19,657	5.8
Equipment and other	1,942	2,711	24	4,677	1.4
Total net external sales	296,856	10,191	29,386	336,433	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
Nine Months Ended September 30, 2012	$	$	$	$	%
New trailers	730,669	72,554	50,329	853,552	81.6
Used trailers	16,617	1,300	11,634	29,551	2.8
Components, parts and service	2,018	59,034	36,456	97,508	9.3
Equipment and other	7,347	57,978	71	65,396	6.3
Total net external sales	756,651	190,866	98,490	1,046,007	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
Nine Months Ended September 30, 2011	$	$	$	$	%
New trailers	703,444	-	48,193	751,637	88.9
Used trailers	9,661	-	9,693	19,354	2.3
Components, parts and service	2,453	29,931	34,520	66,904	7.9
Equipment and other	3,933	3,613	71	7,617	0.9
Total net external sales	719,491	33,544	92,477	845,512	100.0

12.	NEW ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 permits an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is more than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of an indefinite-lived intangible asset exceeds its carrying amount, quantitative impairment testing is not required. However, if an entity concludes otherwise, quantitative impairment testing is required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU 2012-02 is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

In June 2011, the FASB amended ASU 2011-05, Comprehensive Income, Presentation of Comprehensive Income, which will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The guidance in ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured, or when it must be reclassified to net income. The guidance in ASU 2011-05 is effective for fiscal years and interim periods within those years beginning after December 15, 2011, and should be applied retrospectively. The adoption of ASU 2011-05 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In December 2011, The FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of AOCI in both net income and OCI on the face of the financial statements. The effective dates for ASU 2011-12 are consistent with the effective dates for ASU 2011-05 and, similar to the Company’s adoption of ASU 2011-05, the adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report of Wabash National Corporation (the “Company”, “Wabash” or “we”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forward-looking statements” include, but are not limited to, statements regarding:

•	our business plan;

•	the benefits of, and our plans relating to, our recently completed acquisition of Walker, the amount of transaction costs associated with the acquisition, our ability to manage the cost of the financing of the acquisition and related indebtedness and our ability to effectively integrate Walker and realize expected synergies and benefits from the Walker Acquisition;

•	our expected revenues, income or loss and capital expenditures;

•	plans for future operations;

•	financing needs, plans and liquidity, including for working capital and capital expenditures;

•	our ability to achieve sustained profitability;

•	reliance on certain customers and corporate relationships;

•	our ability to diversify the product offerings of non-trailer businesses;

•	availability and pricing of raw materials;

•	availability of capital and financing;

•	dependence on industry trends;

•	the outcome of any pending litigation;

•	export sales and new markets;

•	engineering and manufacturing capabilities and capacity;

•	acceptance of new technology and products; and

•	government regulation.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.7	96.0	89.5	94.6
Gross profit	12.3	4.0	10.5	5.4

General and administrative expenses	3.1	2.1	3.0	2.7
Selling expenses	1.8	1.0	1.6	1.1
Amortization of intangibles	0.7	0.2	0.7	0.3
Acquisition expenses	-	-	1.3	-
Income from operations	6.7	0.7	3.9	1.3

Interest expense	(1.9)	(0.3)	(1.3)	(0.4)
Loss on debt extinguishment	-	-	-	(0.1)
Other, net	0.1	-	-	0.1
Income before income taxes	4.9	0.4	2.6	0.9

Income tax expense	0.4	0.1	0.2	-
Net income	4.5%	0.3%	2.4%	0.9%

For the three and nine month periods ended September 30, 2012, we recorded net sales of $405.9 million and $1,046.0 million, respectively, compared to $336.4 million and $845.5 million in the prior year periods. Net sales for the three and nine month periods ending September 30, 2012 increased due to the acquisition of Walker, completed on May 8, 2012, which generated net sales of $96.5 million for the third quarter and $140.8 million from the date of acquisition through the end of the third quarter. Compared to the prior year periods new trailer volumes decreased by approximately 1,400 units or 10.3% and increased by 600 units or 1.8% for the three and nine month periods ending September 30, 2012, respectively. Sales of our Diversified Products segment increased for the three and nine month periods by $96.0 million and $157.4 million, or 941% and 470%, respectively, due to the inclusion of Walker operations. Gross profit margin was 12.3% in the third quarter of 2012 compared to 4.0% in the prior year period. The increase in gross profit margin is primarily due to improved pricing on new trailers and the diversification into higher margin opportunities through the acquisition of Walker. We continue to be encouraged by the overall trailer market throughout the first nine months of 2012, and our expectation is that overall industry shipment and production levels will remain above replacement demand for both the remainder of 2012 and 2013 as key structural and market drivers continue to support healthy demand for new trailers. In addition, we expect to continue to deliver improvements in our financial and operational results as we further optimize our production facilities, implement synergies related to the acquisition of Walker, and continue to expand our Diversified Products customer base and product offerings.

Selling, general and administrative expenses increased in the third quarter of 2012 as compared to the same period in 2011 due primarily to the acquisition of Walker as well as higher salaries and other employee related costs due to the full reinstatement of compensation levels that were reduced in previous years to adjust our cost structure to match market demand and conditions. As a percentage of net sales, selling, general and administrative expenses increased to 4.9% as compared to 3.1% in the prior year period.

Our management team continues to be focused on positioning the Company to optimize profits as the industry continues to improve, maintaining our cost savings initiatives, strengthening our capital structure, developing innovative products that meet the needs of our customers and diversifying our product offering through growth in non-trailer products. As a recognized industry leader, we continue to focus on product innovation, lean manufacturing, strategic sourcing and workforce optimization in order to strengthen our industry position and improve operating results.

Three Months Ended September 30, 2012

Net Sales

Net sales in the third quarter of 2012 increased $69.5 million, or 20.7%, compared to the third quarter of 2011. By business segment, net external sales and related units sold were as follows (dollars in millions):

	Three Months Ended September 30,
			Change
	2012	2011	$	%
Sales by Segment
Commercial Trailer Products	$259.7	$296.8	$(37.1)	(12.5)
Diversified Products	106.2	10.2	96.0	941.2
Retail	40.0	29.4	10.6	36.1
Total	$405.9	$336.4	$69.5	20.7

New Trailers	(units)
Commercial Trailer Products	10,500	13,000	(2,500)	(19.2)
Diversified Products	800	-	800	-
Retail	900	600	300	50.0
Total	12,200	13,600	(1,400)	(10.3)

Used Trailers	(units)
Commercial Trailer Products	1,000	600	400	66.7
Retail	400	500	(100)	(20.0)
Total	1,400	1,100	300	27.3

Commercial Trailer Products segment sales were $259.7 million for the third quarter of 2012, down $37.1 million, or 12.5%, compared to the third quarter of 2011. The decrease in sales is due primarily to a 19.2% decrease in new trailer shipments as approximately 10,500 trailers shipped in the third quarter of 2012 compared to 13,000 trailers shipped in the prior year period. Average selling prices increased by 7.4% in the third quarter of 2012, compared to the prior year period, due to increased pricing necessary to offset higher raw material costs as well as favorable customer and product mix. Used trailer sales increased $3.4 million, or 78.3%, compared to the previous year period as a result of a 66.7% increase in shipments due to increased demand and availability of used trailers.

Diversified Products segment sales, net of intersegment sales, were $106.2 million for the third quarter of 2012, up $96.0 million, or 941.2%, compared to the same period in 2011. The increase in sales is due to the acquisition of Walker, which contributed $96.5 million in the current year period. Excluding Walker, Diversified Products segment sales for the current quarter was $9.7 million, a decrease of $0.5 million, or 4.9%, as compared to the previous year period.

Retail segment sales were $40.0 million in the third quarter of 2012, up $10.6 million, or 36.1%, compared to the prior year period. The increase in sales is primarily due to a $9.9 million, or 70.1%, increase in new trailer sales as trailers shipped during the current quarter increased approximately 300 units as compared to the prior year period. Used trailer sales remained relatively unchanged compared to the prior year period as decreased shipments during the current year period were offset by an increase in average selling prices due to mix as compared to the prior year period.

Cost of Sales

Cost of sales for the third quarter of 2012 was $355.8 million, an increase of $32.7 million, or 10.1%, compared to the third quarter of 2011. As a percentage of net sales, cost of sales was 87.7% in the third quarter of 2012 compared to 96.0% in the third quarter of 2011.

Commercial Trailer Products segment cost of sales, as detailed in the following table, was $239.4 million for the third quarter of 2012, a decrease of $50.2 million, or 17.3%, compared to the third quarter of 2011. As a percentage of net sales, cost of sales was 92.2% for the current quarter compared to 97.6% in the prior year period.

	Three Months Ended September 30,
Commercial Trailer Products Segment	2012		2011
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$193.3	74.4%	$239.8	80.8%
Other Manufacturing Costs	46.1	17.8%	49.8	16.8%
	$239.4	92.2%	$289.6	97.6%

Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses. Material costs were 74.4% of net sales in the third quarter of 2012 compared to 80.8% for the same period in 2011. The 6.4% decrease resulted from increases in the overall average selling prices for new trailers necessary to offset increased raw material, commodity and component costs. Other manufacturing costs decreased $3.7 million in the current year period, as compared to the prior year period, resulting from decreases in new trailer production volumes as compared to the prior year. As a percentage of sales, other manufacturing costs increased from 16.8% in the third quarter of 2011 to 17.8% in the 2012 period.

Diversified Products segment cost of sales was $80.2 million in the third quarter of 2012, an increase of $73.3 million, or 1,059.3%, compared to the same 2011 period due primarily to the acquisition of Walker in the current year. As a percentage of net sales prior to the elimination of intersegment sales, cost of sales was 77.6% in the third quarter of 2012 compared to 87.8% in the third quarter of 2011. The 10.2% decrease as a percentage of net sales was primarily the result of the inclusion of Walker during the current year period and an increased percentage of net sales from higher-margined product lines as compared to the previous year period.

Retail segment cost of sales was $36.5 million in the third quarter of 2012, an increase of $9.9 million, or 36.9%, compared to the same 2011 period. As a percentage of net sales, cost of sales was 91.3% in the third quarter of 2012, compared to 90.8% in the third quarter of 2011. This increase as a percentage of net sales was primarily the result of increased new trailer sales, which carry a lower gross margin than our parts and service product line.

Gross Profit

Gross profit was $50.1 million in the third quarter of 2012, an improvement of $36.8 million from the prior year period. Gross profit as a percent of sales was 12.3% for the current quarter, compared to 4.0% for the same period in 2011. Gross profit by segment was as follows (in millions):

	Three Months Ended September 30,
			Change
	2012	2011	$	%
Gross Profit by Segment:
Commercial Trailer Products	$20.3	$7.2	$13.1	181.9
Diversified Products	26.0	3.3	22.7	687.9
Retail	3.5	2.7	0.8	29.6
Corporate and Eliminations	0.3	0.1	0.2	200.0
Total	$50.1	$13.3	$36.8	276.7

Commercial Trailer Products segment gross profit was $20.3 million for the third quarter of 2012 compared to $7.2 million for the third quarter of 2011. Gross profit as a percentage of sales was 7.8% in the third quarter of 2012 as compared to 2.4% in the 2011 period. The increase in gross profit as a percentage of net sales was primarily driven by improved pricing necessary to offset increases in material costs.

Diversified Products segment gross profit was $26.0 million for the third quarter of 2012 compared to $3.3 million in the third quarter of 2011 primarily due to the acquisition of Walker. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales was 22.4% in the third quarter of 2012 compared to 12.2% in the third quarter of 2011. The 10.2% increase as a percentage of net sales was largely the result of the inclusion of Walker during the current year period as well as improved margins from our wood floor operations due to productivity improvements during the current year period as compared to the previous year period.

Retail segment gross profit was $3.5 million for the third quarter of 2012, an increase of $0.8 million compared to the same period in 2011. Gross profit as a percentage of sales for the third quarter of 2012 was 8.7% compared to 9.2% for the prior year period. The decrease in gross profit margin, compared to the prior year period, is primarily due to an increase in new trailer sales, which carry a lower gross margin than our parts and service product line.

General and Administrative Expenses

General and administrative expenses of $12.5 million for the third quarter of 2012 increased $5.4 million, or 75.3%, from the prior year period. The increase was largely due to the inclusion of Walker which added $3.6 million during the current year period. In addition, salaries and other employee related costs, excluding Walker, increased $1.5 million in the current year period due to the full reinstatement of compensation and benefit levels that were reduced in previous years to adjust our cost structure to match market demand as well as the mark-to-market of certain stock based compensation awards. As a percentage of sales, general and administrative expenses increased to 3.1% for the current quarter as compared to 2.1% for the third quarter of 2011.

Selling Expenses

Selling expenses were $7.1 million in the third quarter of 2012, an increase of $4.0 million, or 126.1%, compared to the prior year period primarily due to the inclusion of Walker which added $3.5 million during the current year period. Additionally, salaries and other employee related costs, excluding Walker, increased $0.5 million in the current year period due to the full reinstatement of compensation and benefit levels that were reduced in previous years to adjust our cost structure to match market demand as well as the mark-to-market of certain stock based compensation awards. As a percentage of net sales, selling expenses were 1.8% for the third quarter of 2012 compared to 0.9% for the prior year period.

Amortization of Intangibles

Amortization of intangibles was $3.0 million for the third quarter of 2012, an increase of $2.2 million, or 304.3%, compared to the prior year period due to amortization expense recognized for intangible assets recorded from the Walker Acquisition.

Other Income (Expense)

Interest expense for the third quarter of 2012 totaled $7.8 million, an increase of $6.7 million primarily due to interest and non-cash accretion charges of $1.1 million related to our Convertible Senior Notes and Term Loan Credit Agreement entered into in connection with the Walker Acquisition.

Income Taxes

After considering available evidence, both positive and negative, we have recorded a full valuation allowance against our net deferred tax assets as of September 30, 2012. Please refer to our “Critical Accounting Policies and Estimates” section below for additional information our position with respect to the expected timing to release all or a portion of our full valuation allowances.

The acquisition of Walker on May 8, 2012, preliminarily created goodwill in the amount of $149.9 million which will have an indefinite life for book purposes. However, for tax purposes the value of this goodwill will be fully deductible over 15 years. This book to tax difference will create a deferred tax liability which, according to ASC 740, cannot be netted against other deferred tax assets and liabilities with specific identifiable lives and offset by the valuation allowance. As a result, a deferred tax liability and deferred tax expense of $1.0 million was recognized for the three month period ending September 30, 2012.

Nine Months Ended September 30, 2012

Net Sales

Net sales for the first nine months of 2012 were $1.0 billion, an increase of $200.5 million, or 23.7%, compared to the 2011 period. By business segment, net external sales and related units sold were as follows (dollars in millions):

	Nine Months Ended September 30,
			Change
	2012	2011	$	%
Sales by Segment
Commercial Trailer Products	$756.6	$719.5	$37.1	5.2
Diversified Products	190.9	33.5	157.4	469.9
Retail	98.5	92.5	6.0	6.5
Total	$1,046.0	$845.5	$200.5	23.7

New Trailers	(units)
Commercial Trailer Products	31,400	31,900	(500)	(1.6)
Diversified Products	1,200	-	1,200	-
Retail	1,900	2,000	(100)	(5.0)
Total	34,500	33,900	600	1.8

Used Trailers	(units)
Commercial Trailer Products	2,300	1,400	900	64.3
Diversified Products	100	-	100	-
Retail	1,200	1,200	-	-
Total	3,600	2,600	1,000	38.5

Commercial Trailer Products segment sales were $756.6 million for the first nine months of 2012, up $37.1 million, or 5.2%, compared to the first nine months of 2011. The increase in sales is primarily due to a 5.6% increase in average selling prices for the first nine months of 2012 compared to the prior year period due to increased pricing necessary to offset higher raw material costs as well as favorable customer and product mix. Used trailer sales increased $7.0 million, or 72.0%, compared to the previous year period resulting primarily from a 64.3% increase in shipments due to increased market demand.

Diversified Products segment sales, net of intersegment sales, were $190.9 million for the first nine months of 2012, up $157.4 million, or 469.9%, compared to the same period in 2011. The increase in sales is primarily due to the inclusion of Walker, which added net sales of $140.8 million since the date of acquisition, as well as increased demand across all our Wabash Composites and Energy and Environmental Solutions product offerings and new business opportunities identified as we continue to gain positive momentum in our efforts to diversify our business and increase our market penetration and overall acceptance of our product offerings.

Retail segment sales were $98.5 million in the first nine months of 2012, up $6.0 million, or 6.5%, compared to the prior year period. New trailer sales increased $2.1 million, or 4.4%, as favorable customer and product mix, resulting in a 10.3% increase in average selling prices, more than offset the approximate 100 unit decline in shipments during the current year period as compared to the prior year period. Used trailer sales increased $1.9 million, or 20.0%, due to increases in average selling price. Parts and service sales were up $1.9 million, or 5.6%, due to increased market demand.

Cost of Sales

Cost of sales for the first nine months of 2012 was $936.5 million, an increase of $137.1 million, or 17.1%, compared to the 2011 period. As a percentage of net sales, cost of sales was 89.5% for the first nine months of 2012 compared to 94.6% for the 2011 period.

Commercial Trailer Products segment cost of sales, as detailed in the following table, was $705.7 million for the first nine months of 2012, an increase of $12.5 million, or 1.8%, compared to the first nine months of 2011. As a percentage of net sales, cost of sales was 93.3% for the first nine months compared to 96.3% in the prior year period.

	Nine Months Ended September 30,
Commercial Trailer Products Segment	2012		2011
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$565.8	74.8%	$561.6	78.1%
Other Manufacturing Costs	139.9	18.5%	131.6	18.2%
	$705.7	93.3%	$693.2	96.3%

Cost of sales is composed of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses. Material costs were 74.8% of net sales in the first nine months of 2012 compared to 78.1% for the prior year period. The 3.3% decrease was the result of increases in average selling prices for new trailers necessary to offset increased raw material, commodity and component costs as well as favorable customer and product mix. Other manufacturing costs increased $8.3 million in the current year period as compared to the prior year period primarily due to additional costs related to increases in new trailer production volumes. As a percentage of sales, other manufacturing costs increased slightly from 18.2% in the prior year period to 18.5% in the 2012 period.

Diversified Products segment cost of sales was $140.7 million in the first nine months of 2012, an increase of $119.4 million, or 560.0%, compared to the same 2011 period primarily resulting from the acquisition of Walker during the current year period. As a percentage of net sales prior to the elimination of intersegment sales, cost of sales was 77.6% in the first nine months of 2012 compared to 83.5% in the first nine months of 2011. The 5.9% decrease as a percentage of net sales was primarily the result of an increased percentage of net sales from our higher-margined product lines as compared to the previous year period.

Retail segment cost of sales was $89.5 million in the first nine months of 2012, an increase of $4.5 million, or 5.3%, compared to the same 2011 period. As a percentage of net sales, cost of sales was 90.9% in the first nine months of 2012 compared to 92.0% in the first nine months of 2011. This improvement as a percentage of net sales was primarily the result of product mix as an increased percentage of net sales from the higher margin parts and service product line for the 2012 period as compared to the prior year period.

Gross Profit

Gross profit was $109.5 million in the first nine months of 2012, an improvement of $63.4 million from the prior year period. Gross profit as a percent of sales was 10.5% for the first nine months compared to 5.4% for the same period in 2011. Gross profit by segment was as follows (in millions):

	Nine Months Ended September 30,
			Change
	2012	2011	$	%
Gross Profit by Segment:
Commercial Trailer Products	$50.9	$26.3	$24.6	93.5
Diversified Products	50.1	12.2	37.9	310.7
Retail	9.0	7.5	1.5	20.0
Corporate and Eliminations	(0.5)	0.1	(0.6)	(600.0)
Total	$109.5	$46.1	$63.4	137.5

Commercial Trailer Products segment gross profit was $50.9 million for the first nine months of 2012 compared to $26.3 million in the prior year period. Gross profit as a percentage of sales was 6.7% in the first nine months of 2012 as compared to 3.6% for the prior year period. The increase in gross profit as a percentage of net sales was primarily driven by improved pricing necessary to offset increased material costs.

Diversified Products segment gross profit was $50.1 million for the first nine months of 2012 compared to $12.2 million for the prior year period due primarily to the acquisition of Walker during the current year period. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales was 22.4% in the first nine months of 2012 compared to 16.5% in the first nine months of 2011. The increase in gross profit margin was driven by the inclusion of Walker during the current year period, increased demand across all of our Diversified Product segment product offerings, and improved margins from our wood floor operations due to improved productivity and increased demand requirements for our dry van trailers during the current year period as compared to the previous year period.

Retail segment gross profit was $9.0 million for the first nine months of 2012, an increase of $1.5 million compared to the same period in 2011. Gross profit as a percentage of sales for the first nine months of 2012 was 9.1% compared to 8.0% for the prior year period. The increase in gross profit margin is primarily due to product mix as parts and service sales, which carry a higher margin, increased 5.6% and new trailer sales, which carry a lower margin, increased 4.4% as compared to the prior year period.

General and Administrative Expenses

General and administrative expenses of $30.9 million for the first nine months of 2012 increased $7.7 million, or 33.3%, from the prior year period. The increase was largely due to the inclusion of Walker, which added expenses of $5.6 million during the current year period. In addition, salaries and other employee related costs increased $2.5 million due to the full reinstatement of compensation and benefit levels that were reduced in previous years to adjust our cost structure to match market demand as well as the mark-to-market of certain stock based compensation awards. This increase was offset by a $0.8 million reduction in professional services due to reduced legal defense costs in the current period as compared to the prior period. As a percentage of sales, general and administrative expenses increased slightly to 3.0% in the current year period as compared to 2.7% in the prior year period.

Selling Expenses

Selling expenses were $16.1 million in the first nine months of 2012, an increase of $6.8 million, or 73.2%, compared to the prior year period primarily due to the inclusion of Walker, which added $5.6 million during the current year period. Additionally, salaries and other employee related costs increased $0.9 million due to the full reinstatement of compensation and benefit levels that were reduced in previous years to adjust our cost structure to match market demand as well as the mark-to-market of certain stock based compensation awards. As a percentage of net sales, selling expenses were 1.5% for the first nine months of 2012 compared to 1.1% for the prior year period.

Amortization of Intangibles

Amortization of intangibles was $7.2 million for the first nine months of 2012, an increase of $5.0 million, or 223.9%, compared to the prior year period due to amortization expense recognized for intangible assets recorded from the Walker Acquisition.

Acquisition Expenses

Acquisition expenses totaling $14.1 million for the first nine months of 2012 represent acquisition related costs incurred in connection with the Walker Acquisition including fees paid to an investment banker for acquisition services and the related bridge financing commitment as well as professional fees for diligence, legal and accounting.

Other Income (Expense)

Interest expense for the first nine months of 2012 totaled $13.9 million, an increase of $10.8 million, compared to the prior year period, primarily due to interest and non-cash accretion charges of $1.9 million related to our Convertible Senior Notes and Term Loan Credit Agreement entered into in connection with the Walker Acquisition during the second quarter.

Income Taxes

After considering available evidence, both positive and negative, we have recorded a full valuation allowance against our net deferred tax assets as of September 30, 2012. Please refer to our “Critical Accounting Policies and Estimates” section below for additional information on our position with respect to the expected timing to release all or a portion of our full valuation allowances.

The acquisition of Walker on May 8, 2012, preliminarily created goodwill in the amount of $149.9 million which will have an indefinite life for book purposes. However, for tax purposes the value of this goodwill will be fully deductible over 15 years. This book to tax difference will create a deferred tax liability which, according to ASC 740, cannot be netted against other deferred tax assets and liabilities with specific identifiable lives and offset by the valuation allowance. As a result, a deferred tax liability and deferred tax expense of $1.7 million was recognized for the nine month period ending September 30, 2012.

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of debt and equity. As of September 30, 2012, our debt to equity ratio was approximately 2.1:1.0. Our long-term objective is to generate operating cash flows sufficient to fund normal working capital requirements, to fund capital expenditures and to be positioned to take advantage of market opportunities. For the remainder of 2012, we expect to fund operations, working capital requirements and capital expenditures through cash flows from operations as well as from available borrowings under our Amended and Restated Revolving Credit Agreement (as described below in “Debt Agreements and Related Amendments” section).

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

As of September 30, 2012, we were in compliance with all covenants under the Amended and Restated Revolving Credit Agreement.

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

The Term Loan Credit Agreement is guaranteed by the Term Guarantors and is secured by (i) first-priority liens on and security interests in the Term Priority Collateral, and (ii) second-priority security interests in the Revolver Priority Collateral. The Term Loan Credit Agreement has a scheduled maturity date of May 8, 2019 but provides for an accelerated maturity in the event our outstanding 3.375% Convertible Senior Notes due 2018 are not converted, redeemed, repurchased or refinanced in full on or before the date that is 91 days prior to the maturity date thereof. The loans under the Term Loan Credit Agreement amortize in equal quarterly installments in aggregate amounts equal to 1% of the original principal amount of the term loans issued thereunder, with the balance payable at maturity. The Term Loan Credit Agreement also contains conditions providing for either voluntary or mandatory prepayments. Conditions for mandatory prepayments include but are not limited to asset sales with proceeds in excess of $1 million and the amount of excess cash flows, as defined in the Term Loan Credit Agreement, to be calculated annually beginning with the delivery of financial statements for the fiscal year ending December 31, 2012.

Outstanding borrowings under the Term Loan Credit Agreement will bear interest at a rate, at the Borrowers’ election, equal to (i) LIBOR (subject to a floor of 1.25%) plus a margin of 4.75% or (ii) a base rate plus a margin of 3.75%. For the three and nine month periods ending September 30, 2012, we have paid $4.7 million and $6.2 million of interest, respectively, and $0.8 million and $1.5 million of principal, respectively. As of September 30, 2012, we had $298.5 million outstanding under the Term Loan Credit agreement, of which $3.0 million was classified as current on our Condensed Consolidated Balance Sheet. In connection with the closing of the Term Loan Credit Agreement, we paid $7.5 million in original issuance discount fees which will be amortized over the life of the facility using the effective interest rate method. For the three and nine month period ending September 30, 2012, we charged $0.2 million and $0.3 million, respectively, of amortization for original issuance discount fees as Interest Expense in the Condensed Consolidated Statements of Comprehensive Income.

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

As of September 30, 2012, our interest coverage and senior secured leverage ratios were 9.7:1.0 and 1.9:1.0, respectively, and we were in compliance with all covenants under the Term Loan Credit Agreement.

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

Cash Flow

Cash provided by operating activities for the first nine months of 2012 totaled $27.5 million, compared to $22.4 million used in operating activities in the same period in 2011. The cash provided by operations during the current year period was the result of net income adjusted for various non-cash activities, including depreciation, amortization, deferred taxes, stock-based compensation and accretion of debt discount of $50.4 million, partially offset by a $22.9 million increase in our working capital. Increases in working capital for the current year period can be attributed to increased purchasing activities resulting from higher raw material requirements necessary to meet current production demand levels as well as an increase in new trailer shipments. Changes in key working capital accounts for the first nine months of 2012 compared to the same period in 2011 are summarized below (in millions):

Source (Use) of cash:	2012	2011	Change
Accounts receivable	$(0.6)	$(8.0)	$7.4
Inventories	(1.1)	(89.1)	88.0
Accounts payable and accrued liabilities	(20.6)	51.3	(71.9)
Net use of cash	(22.3)	(45.8)	23.5

Accounts receivable increased by $0.6 million in the first nine month of 2012 as compared to an increase of $8.0 million in the prior year period. Excluding Walker, days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, increased to approximately 18 days as of September 30, 2012, compared to 12 days as of the same period in 2011. The increase in accounts receivable for 2012 was primarily the result of the timing of shipments and a 23.7% increase in our consolidated net sales as compared to the prior year period. Inventory increased by $1.1 million during the first nine months of 2012 as compared to an increase of $89.1 million in the 2011 period. The increase in inventory for the 2012 period was due to higher raw material and work in process inventory resulting from increasing production levels throughout the first nine months of 2012 and increased inventory requirements for our Walker businesses. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year was approximately 6 times in 2012 compared to approximately 7 times in the 2011 period. Accounts payable and accrued liabilities decreased by $20.6 million in 2012 compared to an increase of $51.3 million for the same period in 2011. The decrease in 2012 was due primarily to timing of production as compared to the previous year period. Excluding Walker, days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 33 days in both the 2012 and 2011 periods.

Investing activities used $373.0 million during the first nine months of 2012 compared to $3.4 million used in the same period in 2011. Cash used in investing activities in the first nine months of 2012 was primarily related to the Walker acquisition completed in the second quarter for $364.0 million, net of cash acquired, and other acquisition related costs. The current period also includes capital expenditures totaling $9.0 million to support growth and improvement initiatives at our facilities.

Financing activities provided $364.8 million during the first nine months of 2012 as a result of the issuance of our Convertible Senior Notes and borrowings under our Term Loan Credit Agreement which provided net proceeds before offering expenses of approximately $145.5 million and $292.5 million, respectively. The net proceeds received were used to fund the purchase price of the Walker Acquisition completed in the second quarter as well as related fees and expenses incurred as part of this transaction.

As of September 30, 2012, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $182.2 million, representing an increase of $74.9 million and $56.6 million as compared to September 30, 2011 and December 31, 2011, respectively. Total debt and capital lease obligations amounted to $421.8 million as of September 30, 2012. As we continue to see improvements to the overall trailer industry as well as our operating performance metrics, we believe our liquidity is adequate to fund operations, working capital needs and capital expenditures for the remainder of 2012 and 2013.

Capital Expenditures

Capital spending amounted to $9.0 million for the first nine months of 2012 and is anticipated to be in the range of $13 million to $15 million in the aggregate for 2012. Capital spending for 2012 has been and is expected to continue to be primarily utilized to support growth and improvement initiatives within our facilities, including a planned investment of approximately $2.5 million to expand our paint capabilities at our Cadiz, Kentucky facility where we manufacture our platform trailers.

Off-Balance Sheet Transactions

As of September 30, 2012, we had approximately $9.2 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter ended September 30, 2012.

Contractual Obligations and Commercial Commitments

We have included a summary of our Contractual Obligations and Commercial Commitments in our annual report on Form 10-K for the year ended December 31, 2011. With the exception of the net increase in our long-term debt of $349.4 million resulting from our offering of 3.375% Convertible Senior Notes due 2018 and our borrowings under the Term Loan Credit Agreement and a decrease in our raw material purchase commitments (see “Item 3. Qualitative and Quantitative Disclosures About Market Risks—Commodity Prices” section below for further details), there have been no material changes to the summary provided in that report.

Backlog

Orders that have been confirmed by customers in writing and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $555 million at September 30, 2012 compared to $587 million at December 31, 2011 and $513 million at September 30, 2011. The backlog as of September 30, 2012 includes $170 million related to our newly acquired Walker businesses. We expect to complete the majority of our existing backlog orders within the next 12 months.

OUTLOOK

The demand environment for trailers has been strong throughout 2012, as evidenced by the increase in our new trailer shipments for the current year period as compared to the previous year, the strong demand forecast by industry forecasters and our ability to increase prices to recover material cost increases and improve margins. More specifically, ACT Research (“ACT”) and FTR Associates (“FTR”), continue to provide further support for strong demand levels in 2012 as ACT is currently estimating current year demand to be approximately 241,000 trailers, or an increase of 13% as compared to 2011, while FTR anticipates new trailer demand to be approximately 233,000 new trailers, or an increase of 9% for 2012 as compared to 2011. Based on these industry demand forecasts, conversations with our customers regarding their current requirements, our existing backlog of orders and our continued efforts to be selective in our order acceptance to ensure we obtain appropriate value for our products, we estimate that for the full year 2012 total new trailers sold, including Walker, will be between 46,000 and 48,000, which reflects volumes approximately flat from the previous year period. As a result of our commitment to recapture margins within the Commercial Trailer Products segment, our expectation for growth in trailer volumes is below the expected industry growth rate this year. However, we have already begun to realize the improvements in pricing and gross margins and we expect continued improvements as we progress through the remainder of 2012.

In addition, recent estimates from industry forecasters continue to provide for strong demand levels throughout the next couple of years. ACT estimates that total trailer industry demand for 2013 will continue to grow by an additional 8% to approximately 259,000 trailers, while FTR anticipates a decrease to approximately 208,000 trailers. While there are downside concerns relating to issues with the global economy, unemployment, and housing and construction-related markets in the U.S., taking into consideration these industry forecasts, discussions with both our customers and suppliers, the market’s need to renew an excessively aged trailer fleet as well as the availability of financing, management expects demand for new trailers to continue to remain above industry replacement levels for the next several years.

Other challenges we face as we proceed into 2013 will primarily relate to managing raw material commodity and component costs. While most commodity costs have recently stabilized, raw material costs remain volatile. As has been our policy, we will endeavor to pass along raw material and component price increases to our customers in addition to continuing our hedging activities in effort to minimize the risk of changes in commodity prices having a significant impact on our operating results.

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

The Company assesses, on a quarterly basis, the realizability of its deferred tax assets by evaluating all available evidence, both positive and negative, including: (1) the cumulative results of operations in recent years, (2) the nature of recent losses, (3) estimates of future taxable income, (4) the length of operating loss carryforward periods and (5) the uncertainty associated with a possible change in ownership, which imposes an annual limitation on the use of these carryforwards. The Company had been in a cumulative three-year pre-tax loss position as of December 31, 2011. The cumulative three-year loss is considered significant negative evidence that is objective and verifiable. Positive evidence considered by the Company in its assessment included lengthy operating loss carryforward periods, a lack of unused expired operating loss carryforwards in the Company’s history and estimates of future taxable income. However, there is uncertainty as to the Company’s ability to meet its estimates of future taxable income to recover its deferred tax assets in the United States.

After considering both the positive and negative evidence, management determined that it was necessary to continue to record a full valuation allowance against its net deferred tax assets as of September 30, 2012. However, we will continue to evaluate the necessity of the valuation allowance during 2012 considering our recent positive operating results, our ability to generate taxable income in 2012 and the development of our order backlog which materially impacts our projections of future taxable income in 2013. Based upon all of these factors, it is possible that we will be in a position to release all or a portion of our U.S. valuation allowance in 2012 or 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices and interest rates. The following discussion provides additional detail regarding our exposure to these risks.

Commodity Prices

We are exposed to fluctuations in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, nickel, wood and polyethylene. Given the historical volatility of certain commodity prices, this exposure can materially impact product costs. We manage commodity price changes by entering into fixed price contracts with our suppliers. As of September 30, 2012, we had $22.9 million in raw material purchase commitments through December 2013 for materials that will be used in the production process as compared to $37.8 million as of December 31, 2011. With the exception of certain long-term agreements with our core customers, we typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in product prices, our results would be materially and adversely affected.

Interest Rates

As of September 30, 2012, we had no floating rate debt outstanding under our Revolver. However, for the three month period ending September 30, 2012 we maintained an average floating rate borrowing level of $12.6 million under our revolver. Based on this average borrowing level, a hypothetical 100 basis-point change in the floating interest rate from the current level would result in a corresponding $0.1 million change in interest expense over a one-year period. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2012.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal year 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

See Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31 and June 30, 2012. See also Note 7, “Contingencies”, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Our debt and debt service obligations have increased significantly as a result of our recently completed offering of Notes in April 2012, entering into the Term Loan Credit Agreement and the amendment and restatement of our revolving credit agreement. As of September 30, 2012 and as a result of these events, we had approximately $299 million of secured indebtedness and approximately $154 million of unsecured indebtedness which includes approximately $4 million of capital lease obligations. This level of debt could have significant consequences on our future operations, including, among others:

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

WABASH NATIONAL CORPORATION

Date: November 1, 2012	By:	/s/ Mark J. Weber
Mark J. Weber
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

