Form 10-K
period 2012-12-31
WABASH NATIONAL CORP /DE
filed 2013-02-28
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2012 was $452,362,845 based upon the closing price of the Company's common stock as quoted on the New York Stock Exchange composite tape on such date.

The number of shares outstanding of the registrant's common stock as of February 21, 2013 was 68,456,674.

Part III of this Form 10-K incorporates by reference certain portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be filed within 120 days after December 31, 2012.

WABASH NATIONAL CORPORATION
FORM 10-K FOR THE FISCAL
YEAR ENDED DECEMBER 31, 2012

FORWARD LOOKING STATEMENTS

This Annual Report of Wabash National Corporation (the “Company”, “Wabash” or “we”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forward-looking statements” include, but are not limited to, statements regarding:

•	our business plan;
•	the benefits of, and our plans relating to, our recently completed acquisitions of Walker Group Holdings (“Walker”) and certain assets of Beall Corporation (“Beall”), the amount of transaction costs associated with the acquisitions, our ability to manage the cost of the financing of the acquisition of Walker and related indebtedness and our ability to effectively integrate Walker and the Beall assets and realize the expected synergies and benefits;
•	our expected revenues, income or loss and capital expenditures;
•	our strategic plan and plans for future operations;
•	financing needs, plans and liquidity, including for working capital and capital expenditures;
•	our ability to achieve sustained profitability;
•	reliance on certain customers and corporate relationships;
•	our ability to diversify the product offerings of non-trailer businesses and opportunities to leverage the acquired Walker businesses to grow sales in our existing products;
•	availability and pricing of raw materials;
•	availability of capital and financing;
•	dependence on industry trends;
•	the outcome of any pending litigation;
•	export sales and new markets;
•	engineering and manufacturing capabilities and capacity;
•	acceptance of new technology and products;
•	government regulation; and
•	assumptions relating to the foregoing.

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

PART I

ITEM 1 — BUSINESS

Overview

Wabash National Corporation (“Wabash,” “Company,” “us,” “we,” or “our”) was founded in 1985 as a start-up company in Lafayette, Indiana. We are now one of North America’s leaders in designing, manufacturing and marketing standard and customized truck and tank trailers and related transportation equipment. We believe our position as a leader has been the result of our longstanding relationships with our core customers, our demonstrated ability to attract new customers, our broad and innovative product lines, our technological leadership and our extensive distribution and service network. Our management team is focused on continuing to optimize our manufacturing and retail operations to match the current demand environment, implementing cost savings initiatives and lean manufacturing techniques, strengthening our capital structure, developing innovative products that enable our customers to succeed, improving earnings and continuing diversification of the business into higher margin opportunities which leverage our intellectual and process capabilities.

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

Operating Segments

We manage our business in three segments: Commercial Trailer Products, Diversified Products and Retail. In the second quarter of 2012, we completed the acquisition of Walker Group Holdings (“Walker”), a manufacturer of liquid-transportation systems and engineered products significantly enhancing our Diversified Products segment. In the fourth quarter of 2012, six tank trailer parts and service retail locations, which had been reported as part of the Diversified Products segment from the date of the Walker acquisition through the third quarter of 2012, began being reported as part of our Retail segment to match how these locations are managed internally and to be consistent with our focus to leverage operational and market synergies. We allocate certain corporate related administrative costs, interest and income taxes to our corporate and eliminations segment. Financial results by operating segment, including information about revenues from customers, measures of profit and loss, total assets, and financial information regarding geographic areas and export sales are discussed in Note 14, Segments and Related Information, of the accompanying consolidated financial statements. By operating segment, net sales were as follows (dollars in millions):

	Year Ended December 31,
	2012	2011	2010
Sales by Segment
Commercial Trailer Products	$1,063.3	$1,071.3	$561.3
Diversified Products	356.0	106.5	43.0
Retail	157.6	125.1	89.1
Corporate and Eliminations	(115.0)	(115.7)	(53.0)
Total	$1,461.9	$1,187.2	$640.4

Commercial Trailer Products

Commercial Trailer Products segment sales as a percentage of net sales and gross margin measured prior to intersegment eliminations were:

	Years Ended December 31,
	2012	2011	2010
Percentage of net sales	67.4%	82.2%	80.9%
Percentage of gross margin	42.4%	57.8%	55.2%

The Commercial Trailer Products segment manufactures standard and customized truck trailers. We seek to identify and produce proprietary custom products that offer exceptional value to customers with the potential to generate higher profit margin than standardized products. We believe that we have the engineering and manufacturing capability to produce these products efficiently. We introduced our proprietary composite product, DuraPlate®, in 1996 and have experienced widespread truck trailer industry acceptance. Since 2002, sales of our DuraPlate® trailers have represented approximately 92% of our total new dry van trailer sales. We are also a competitive producer of standardized sheet and post and refrigerated trailer products and we strive to become the low-cost producer of these products within our industry. Through our Transcraft subsidiary we also manufacture steel and aluminum flatbed and dropdeck trailers.

We market our transportation equipment under the Wabash®, DuraPlate®, DuraPlateHD®, DuraPlate® XD-35®, FreightPro®, ArcticLite®, RoadRailer®, Transcraft®, Eagle®, Eagle II®, D-Eagle® and Benson® trademarks directly to customers, through independent dealers and through our Company-owned retail branch network. Historically, we have focused on our longstanding core customers representing many of the largest companies in the trucking industry, but have expanded this focus over the past several years to include numerous additional key accounts. Our relationships with our growing list of core customers have been central to our growth since inception. We have also actively pursued the diversification of our customer base by focusing on our network of independent dealers. For our van business we utilize a total of 24 independent dealers with approximately 62 locations throughout North America to market and distribute our trailers. We distribute our flatbed and dropdeck trailers through a network of 73 independent dealers with approximately 116 locations throughout North America. In addition, we maintain two used fleet sales centers to focus on selling both large and small fleet trade packages to the wholesale market.

Diversified Products

Diversified Products segment sales as a percentage of net sales and gross margin measured prior to intersegment eliminations were:

	Years Ended December 31,
	2012	2011	2010
Percentage of net sales	22.6%	8.2%	6.2%
Percentage of gross margin	47.4%	27.3%	18.1%

The Diversified Products segment focuses on our commitment to expand our customer base, diversify our product offerings, end markets and revenues and extend our market leadership by leveraging our intellectual technology, including our proprietary DuraPlate® panel technology, drawing on our core manufacturing expertise and making available products that are complementary to the truck and tank trailers and transportation equipment we offer. This segment includes a wide array of products and customer-specific solutions. Leveraging our intellectual technology and core manufacturing expertise into new applications and market sectors enables us to deliver greater value to our customers and shareholders.

Our DuraPlate® composite panel technology contains unique properties of strength and durability that can be utilized in numerous applications in addition to truck trailers. For example, in December 2008, we entered into a multi-year agreement to build and service all of PODS®1 portable storage container requirements. Since adding portable storage containers to our portfolio Wabash Composites has leveraged our DuraPlate® panel technology to develop additional proprietary products including a foldable portable storage container and the AeroSkirt®, an aerodynamic solution for over-the-road trailers that provides approximately 6% improvement in fuel efficiency. In addition, we utilize our DuraPlate® technology in the production of truck bodies, overhead doors and other industrial applications. These DuraPlate® composite products are sold to original equipment manufacturers and aftermarket customers. Through our Diversified Products segment, we also operate a wood flooring production facility that manufactures laminated hard wood oak products for the van trailer industry.

On May 8, 2012, we added to our Diversified Products segment by completing the Walker acquisition. Walker is a leading manufacturer of liquid-transportation systems and engineered products based in New

(1)	PODS® is a registered trademark of PODS, Inc. and Pods Enterprises, Inc.

Lisbon, Wisconsin. The acquisition of Walker provided Wabash with diversification in products, end-markets, customers and geographies while maintaining a focus on core manufacturing capabilities that the two companies share. Walker’s transportation products include brands such as Walker® Transport, Garsite, Walker® Defense Group, Progress Tank, Brenner® Tank, TST® and Bulk InternationalTM. These brands represent leading positions in liquid transportation systems, including stainless steel liquid transportation systems and stainless steel liquid-tank trailers for the North American chemical, dairy, food and beverage, petroleum, aviation, energy services and waste hauling markets. Walker’s engineered products include brands such as Walker® Engineered Products, Walker® Barrier Systems and Extract Technology®. These brands represent what we estimate to be leading positions in isolators, stationary silos and downflow booths around the world for the chemical, dairy, food and beverage, pharmaceutical and nuclear markets. Through these brands and product offerings, our Diversified Products segment now serves a variety of end markets that we believe are less cyclical than other markets historically served by Wabash. We believe Walker’s diversified products base, end-markets and customers also present certain opportunities to grow sales of existing Wabash products.

We expect to continue to focus on diversifying our Diversified Products segment to enhance our business model, strengthen our revenues and become a stronger company that can deliver greater value to our shareholders.

Retail

Retail segment sales as a percentage of net sales and gross margin measured prior to intersegment eliminations were:

	Years Ended December 31,
	2012	2011	2010
Percentage of net sales	10.0%	9.6%	12.9%
Percentage of gross margin	10.2%	14.9%	26.7%

The Retail segment includes our 18 Company-owned retail branch locations, which are strategically located in large metropolitan areas to provide additional opportunities to distribute our products, diversify our factory direct sales and also offer nationwide services and support capabilities for our customers. Six tank trailer parts and service retail locations were added to this segment as a result of the Walker acquisition. Our retail branch network’s sale of new and used trailers, aftermarket parts and service generally provides enhanced margin opportunities to our retail customers.

Strategy

We are committed to a corporate strategy that seeks to maximize shareholder value by executing on the core elements of our strategic plan:

•	Value Creation. We intend to continue our focus on improved earnings and cash flow.
•	Operational Excellence. We are focused on maintaining a reduced cost structure by adhering to continuous improvement and lean manufacturing initiatives.
•	People. We recognize that to achieve our strategic goals we must continue to develop the organization’s skills to advance our associates’ capabilities and to attract talented people.
•	Customer Focus. We have been successful in developing longstanding relationships with core customers and, while we intend to maintain these relationships we seek to create new revenue opportunities by developing new customer relationships through the offering of tailored transportation solutions.
•	Innovation. We intend to continue to be the technology leader by providing new and differentiated products and services that generate enhanced profit margins.
•	Corporate Growth. We intend to expand our product offering and competitive advantage by increasing our focus on the diversification of products through our Diversified Products segment and leveraging our intellectual and physical assets for organic growth.

Industry and Competition

Trucking in the U.S., according to the American Trucking Association (ATA), was estimated to be a $604 billion industry in 2011, representing approximately 81% of the total transportation industry revenue. Furthermore, ATA estimates that approximately 67% of all freight tonnage in 2011 was carried by trucks at some point during its shipment. Trailer demand is a direct function of the amount of freight to be transported. As the economy improves, ATA estimates that the percentage of freight tonnage carried by trucks will grow to 70% by 2023. To meet this expected increased in freight demand, truck carriers will need to expand and replace their fleets, which typically results in increased trailer orders.

Transportation in the U.S., including trucking, is a cyclical industry that has experienced three cycles over the last 20 years. In each of the last three cycles the decline in freight tonnage preceded the general U.S. economic downturn by approximately two and one-half years and the recovery has generally preceded that of the economy as a whole. The trailer industry generally follows the transportation industry, experiencing cycles in the early and late 90’s lasting approximately 58 and 67 months, respectively. Truck freight tonnage, according to ATA statistics, started declining year-over-year in 2006 and remained at depressed levels through 2009. The most recent cycle concluded in 2009, lasting a total of 89 months. After three consecutive years with total trailer demand well below normal replacement demand levels estimated to be between 175,000 trailers and 200,000 trailers, 2011 and 2012 were years of significant improvement in which the total trailer market increased year-over-year approximately 69% and 12%, respectively, with total shipments of approximately 213,000 and 239,000, respectively. In our view, we expect to see continued improvement in the overall demand for new trailer equipment as the economic and industry specific indicators we track, including but not limited to ATA’s truck tonnage index, total industrial production, employment growth, housing and auto sectors, as well as the overall gross domestic product, appear to be trending in a positive direction. In addition, pending legislation or regulatory reform efforts at the state and federal level could have a favorable impact on the demand for trailers in the near term, specifically comprehensive safety programs for carriers and drivers, as well as rule changes regarding hours of service restrictions.

Wabash, and its two largest competitors, Great Dane and Utility, are generally viewed as the top three trailer manufacturers in the U.S. and have accounted for greater than 50% of U.S. new trailer market share in recent years, including approximately 56% in 2012. Our market share of U.S. total trailer shipments in 2012 was approximately 19%. Trailer manufacturers compete primarily through the quality of their products, customer relationships, service availability and cost. Over the past several years, we have seen a number of our competitors follow our leadership in the development and use of composite sidewalls that compete directly with our DuraPlate® products. Our product development is focused on maintaining our leading position with respect to these products and on development of new products and markets, leveraging our proprietary DuraPlate® product, as well as our expertise in the engineering and design of customized products.

The table below sets forth new trailer production for Wabash and, as provided by Trailer Body Builders Magazine, our largest competitors and the trailer industry as a whole within North America. The data represents all segments of the market, except containers and chassis. For the years included below, we have participated primarily in the van and platform trailer segments. Van trailer demand, the largest segment within the trailer industry, has continued to show sequential improvements over each of the last three years from a low of approximately 52,000 trailers in 2009 recovering to an estimated 163,000 trailers in 2012. Our market share for van trailers in 2012 was 25%, a decrease of approximately 5% from 2011 reflective of our efforts to recover material cost increases and recapture lost margins through improved pricing of van trailers.

	2012	2011		2010		2009		2008
Wabash	45,000(2)	49,000		27,000		12,000		32,000
Great Dane	44,000	39,000		21,000		15,000		29,000
Utility	38,000	33,000		23,000		17,000		23,000
Hyundai Translead	23,000	18,000		8,000		5,000		7,000
Stoughton	11,000	9,000		5,000		3,000		5,000
Other principal producers	33,000	25,000		19,000		12,000		20,000
Total Industry	227,000	201,000	(1)	122,000	(1)	79,000	(1)	143,000	(1)

(1)	Data revised by publisher in a subsequent year.
(2)	The 2012 production includes Walker volumes on a full-year pro forma basis.

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

Competitive Strengths

We believe our core competitive strengths include:

•	Long-Term Core Customer Relationships – We are the leading provider of trailers to a significant number of top tier trucking companies, generating a revenue base that has helped to sustain us as one of the market leaders. According to Transport Topics, our van products are preferred by many of the industry’s leading carriers with customers including approximately one-half of the top 50 and more than one-third of the top 100 for-hire fleets. As a result of the Walker acquisition, we are now also a leading provider of liquid-transportation systems and engineered products. With an estimated one-third market share of the tank trailer industry, Walker has a strong customer base, consisting of mostly private fleets, and has earned leading market positions and a strong customer base across many of the markets it serves.
•	Innovative Product Offerings – Our DuraPlate® proprietary technology offers what we believe to be a superior trailer, which commands premium pricing. A DuraPlate® trailer is a composite plate trailer using material that contains a high-density polyethylene core bonded between high-strength steel skins. We believe that the competitive advantages of our DuraPlate® trailers compared to standard trailers include the following:
–	Extended Service Life – operate three to five years longer;
–	Lower Total Cost of Ownership – less costly to maintain;
–	Less Downtime – higher utilization for fleets;
–	Extended Warranty – warranty period for DuraPlate® panels is ten years; and
–	Improved Resale – higher trade-in and resale values.

We have been manufacturing DuraPlate® trailers for over 17 years and through December 2012 have sold over 470,000 trailers. This proven experience, combined with ownership and knowledge of the DuraPlate® panel technology, helps ensure continued industry leadership in the future. We continue to introduce new innovations in our DuraPlate® family, including DuraPlateHD® and DuraPlate XD-35®, along with new innovations in other product lines, including our ArcticLite® refrigerated trailers and the FreightPro® sheet and post trailer.

•	Significant Market Share and Brand Recognition – We have been one of the three largest manufacturers of trailers in North America since 1994, with one of the most widely recognized brands in the industry. We are currently the largest producer of van trailers in North America and, according to data published by Trailer Body Builders Magazine, our Transcraft subsidiary is one of the top three leading producers of platform trailers. In addition, with our recent acquisition of Walker and certain assets of Beall, we are now considered one of the largest manufacturers of stainless steel and aluminum tank trailers in North America. We participate broadly in the transportation industry through each of our three business segments. As a percentage of our consolidated net sales, new trailer sales for our dry and refrigerated vans, platforms and tanks represented approximately 80% in 2012.
•	Committed Focus on Operational Excellence – Safety, quality, on-time delivery, productivity and cost reduction are the core elements of our program of continuous improvement. We currently maintain an ISO 14001 registration of our Environmental Management System and an ISO 9001 registration of our Quality Management System.
•	Technology – We continue to be recognized by the trucking industry as a leader in developing technology to provide value-added solutions for our customers which reduce trailer operating costs, improve revenue opportunities, and solve unique transportation problems. Throughout our history, we have been and will continue to be a leading innovator in the design and production of trailers. In addition to the introduction of new trailer product innovations made through our DuraPlate® family over the past 17 years, we have also provided a customer-focused approach in developing product enhancements for the trailer and transportation industries. Some of the more recent innovations include our Big Tire Hauler, a trailer to provide cost effective transport of large tires; DuraPlate® XD-35®, a revolutionary 35,000 pound concentrated floor load rated dry van for heavy haul applications; Trustlock®, a proprietary single-lock rear door mechanism; a combination ID/Stop light, a dual-function rear ID light that also actuates as a brake indicator; and the DuraPlate® Aeroskirt®, a durable aerodynamic solution that, based on certified laboratory and track testing, provides improved fuel efficiencies of approximately 6%.
•	Corporate Culture – We benefit from an experienced, value-driven management team and dedicated workforce focused on operational excellence.
•	Extensive Distribution Network – Our 18 Company-owned retail branches and two used trailer locations extend our sales network throughout North America, diversify our factory direct sales, provide an outlet for used trailer sales and support our national service contracts. Additionally, we utilize a network of 24 independent dealers with approximately 62 locations throughout North America to distribute our van trailers, and our Transcraft distribution network consists of 73 independent dealers with approximately 116 locations throughout North America. Our tank trailers are distributed through a network of 34 independent dealers and locations throughout North America.

Regulation

Truck trailer length, height, width, maximum weight capacity and other specifications are regulated by individual states. The federal government also regulates certain safety features incorporated in the design and use of truck and tank trailers. These regulations include, but are not limited to, requirements on anti-lock braking systems (ABS) and rear-impact guard standards as well as operator restrictions as to hours of service and minimum driver safety standards (see “Industry Trends”). In addition, most tank trailers we manufacture have specific federal regulations and restrictions that dictate tank design, material type and thickness. Manufacturing operations are subject to environmental laws enforced by federal, state and local agencies (see “Environmental Matters”).

Products

Since our inception, we have expanded our product offerings from a single truck trailer dry van product to a broad range of transportation equipment.

Our Commercial Trailer Products segment specializes in the development of innovative proprietary products for our key markets. Commercial Trailer Products segment sales represented approximately 67%, 82% and 81% of our consolidated net sales as measured before elimination of intersegment sales in 2012, 2011 and 2010, respectively. While this segment continues to account for approximately two-thirds of our consolidated net sales for 2012, the decrease in the percentage of net sales attributable to this segment highlights our strategic focus to expand our customer base and diversify our product offerings and revenues. Our current Commercial Trailer Products primarily include the following:

•	Dry Vans. The dry van market represents our largest product line and includes trailers sold under DuraPlate®, DuraPlateHD®, DuraPlate® XD-35® and FreightPro® trademarks. Our DuraPlate® trailers utilize a proprietary technology that consists of a composite plate wall for increased durability and greater strength. Our FreightPro® trailers provide us a competitive product within the smooth aluminum, or “sheet and post,” trailer segment.
•	Platform Trailers. Platform trailers are sold under Transcraft®, Eagle® and Benson® trademarks.

Platform trailers consist of a trailer chassis with a flat or “drop” loading deck without permanent sides or a roof. These trailers are primarily utilized to haul steel coils, construction materials and large equipment. In addition to our all steel and combination steel and aluminum platform trailers, the acquisition of certain assets from Benson International in July 2008 provides us the ability to offer a premium all-aluminum platform trailer.
•	Refrigerated Trailers. Refrigerated trailers have insulating foam in the walls, roof and floor, which improves both the insulation capabilities and durability of the trailers. Our refrigerated trailers are sold under the ArcticLite® trademark and use our proprietary SolarGuard® technology, coupled with our novel foaming process, which we believe enables customers to achieve lower costs through reduced operating hours of refrigeration equipment and therefore reduced fuel consumption.
•	Specialty Trailers, Parts and Other. This includes a wide array of specialty equipment and services generally focused on products that require a higher degree of customer specifications and requirements. These specialty products include converter dollies, Big Tire Hauler and RoadRailer® trailers, rail products and aftermarket component products.
•	Used Trailers. This includes the sales of used trailers through our two used fleet sales centers to facilitate new trailer sales with a focus on selling both large and small fleet trade packages to the wholesale market.

Our Diversified Products segment focuses on our commitment to expand our customer base, diversify our product offerings and revenues and extend our market leadership by leveraging our proprietary DuraPlate® panel technology, drawing on our core manufacturing expertise and making available products that are complementary to the truck trailers and transportation equipment we offer. During 2012, we expanded our Diversified Products segment by completing the acquisition of Walker. Diversified Products segment sales represented approximately 23%, 8% and 6% of our consolidated net sales as measured before elimination of intersegment sales in 2012, 2011 and 2010, respectively. Our current Diversified Products primarily include the following:

•	Wabash Composites. Our composite products expand the use of DuraPlate® composite panels, already a proven product in the semi-trailer market for over 17 years, into new product and market applications. In 2008, we began building and servicing all of PODS® portable storage container requirements with our new DuraPlate® portable storage container. In 2009, we introduced our EPA Smartway®[2] approved DuraPlate® AeroSkirt®. Other composite products include foldable portable storage containers, truck bodies, overhead doors and other industrial applications. We continue to actively explore new opportunities to leverage our proprietary technology into new industries and applications.
•	Walker Group. In 2012, we completed the acquisition of all the equity interests of Walker. Walker currently has several principal brands divided among transportation and engineered products. Walker® Transport, Walker® Defense Group, Brenner® Tank, Bulk Tank InternationalTM, Progress Tank, Garsite and TST® are brands that sell transportation products and include: stainless steel and aluminum liquid transport tank trailers and other liquid transport solutions for the dairy, food and beverage, chemical and environmental and petroleum industries; aircraft refuelers and hydrant dispensers for in-to-plane fueling companies, airlines, freight distribution companies and fuel marketers around the globe; military grade refueling and water tankers for applications and environments required by the military; truck mounted tanks for fuel delivery; and vacuum tankers. Walker® Engineered Products, Walker® Barrier Systems and Extract Technology® are brands that sell engineered products and include: a broad range of products for storage, mixing and blending, including process vessels, as well as round horizontal and vertical storage silo tanks; containment and isolation systems for the pharmaceutical, chemical, and nuclear industries, including custom designed turnkey systems and spare components for full service and maintenance contracts; containment systems for the pharmaceutical, chemical and biotech markets; and mobile water

(2)	EPA Smartway® is a registered trademark of U.S. Environmental Protection Agency (EPA)

storage tanks used in the oil and gas industry to pump high-pressure water into underground wells. A listing of these widely recognized brands offered through the Walker Group are included below:
–	Walker® Transport – Founded as the original Walker business in 1943, the Walker® Transport brand includes stainless-steel tank trailers for the dairy, food and beverage end markets.
–	Brenner® Tank – Founded in 1900, Brenner® Tank manufactures stainless-steel and aluminum tank trailers for the oil and gas, chemical, dairy, food and beverage end markets.
–	Bulk Tank InternationalTM – Manufactures stainless-steel tank trailers for the oil and gas and chemical end markets.
–	Beall® Trailers – With tank trailer production dating to 1928, the Beall® brand includes aluminum tank trailers and related tank trailer equipment for the dry bulk and petroleum end markets (we acquired the Beall assets in the first quarter of 2013).
–	Progress Tank – Since 1920, the Progress Tank brand has included aluminum and stainless-steel truck-mounted tanks for the oil and gas and environmental end markets.
–	Garsite – Founded in 1952, Garsite is a value-added assembler of aircraft refuelers, hydrant dispensers, and above-ground fuel storage tanks for the aviation end market.
–	TST® – The TST® brand includes truck-mounted tanks for the oil and gas and environmental end markets.
–	Walker® Engineered Products – Since the 1960s, Walker has marketed stainless-steel storage tanks and silos, mixers, and processors for the dairy, food and beverage, pharmaceutical, chemical and biotech end markets under the Walker® Engineered Products brand.
–	Walker® Barrier Systems – Since 1996, Walker® Barrier Systems brand has included stainless-steel isolators and downflow booths, as well as custom-fabricated equipment, including workstations and drum booths for the pharmaceutical, fine chemical, biotech and nuclear end markets.
–	Extract Technology® – Since 1981, the Extract Technology® brand has included stainless-steel isolators and downflow booths, as well as custom-fabricated equipment, including workstations and drum booths for the pharmaceutical, fine chemical, biotech and nuclear end markets.
–	Wabash Energy & Environmental Solutions – A start-up manufacturing carbon steel frac tanks, vacuum tank trailers and other related products for the oil and gas and environmental end markets.
•	Wabash Wood Products. We manufacture laminated hardwood oak products used primarily in the dry van trailer segment at our manufacturing operations located in Harrison, Arkansas.

Our Retail segment offers products in three general categories, including new trailers, used trailers and parts and service. Retail segment sales represented approximately 10%, 10% and 13% of our consolidated net sales as measured before elimination of intersegment sales in 2012, 2011 and 2010, respectively. The following is a description of each product category:

•	We sell new trailers produced by the Commercial Trailer Products segment. Additionally, we sell specialty trailers produced by third parties that are purchased in smaller quantities for local or regional transportation needs. As a percentage of consolidated net sales, new trailer sales through the retail branch network represented approximately 5% in 2012 and 6% in each of 2011 and 2010.
•	We provide replacement parts and accessories, maintenance service and trailer repairs and conversions for trailers and other related equipment. Net sales of parts and service within our Retail segment represented approximately 5%, 4% and 6% of consolidated net sales in 2012, 2011 and 2010, respectively.
•	We sell used trailers through our retail branch network to enable us to remarket and promote new trailer sales in the local regions in which we operate. Used trailer sales represented less than 5% of consolidated net sales in 2012, 2011 and 2010.

Customers

Our customer base has historically included many of the nation’s largest truckload (TL) common carriers, leasing companies, private fleet carriers, less-than-truckload (LTL) common carriers and package carriers. According to Transport Topics, our customer base includes approximately one-half of the top fifty and more than one-third of the top one hundred for-hire fleet operators in North America. We continue to make improvements in expanding our customer base and diversifying into the broader trailer market through leveraging our independent dealer and company-owned retail networks as well as through the acquisitions of Walker and Transcraft and the asset purchases of Beall and Benson. Furthermore, we continue to diversify our products organically by expanding the use of DuraPlate® composite panel technology through products such as portable storage containers, DuraPlate® AeroSkirts®, truck bodies and overhead doors as well as strategically through acquisitions like Walker and certain assets of Beall. The acquisition of certain assets of Beall has also expanded our tank trailer market geographically by providing for a tank trailer manufacturing operations in the Western half of the U.S. All of these efforts have been accomplished while maintaining our relationships with our core customers. Our five largest customers together accounted for approximately 23%, 32% and 32% of our aggregate net sales in 2012, 2011 and 2010, respectively, with one different customer representing approximately 13% and 10% of our net sales in each of 2011 and 2010, respectively. This decrease in our concentration of net sales is primarily the result of our diversification efforts as well as our Walker acquisition. International sales, primarily to Canadian customers, accounted for less than 10% of net sales for each of the last three years.

We have established relationships as a supplier to many large customers in the transportation industry, including the following:

•	Truckload Carriers: Averitt Express, Inc.; Celadon Group, Inc.; Cowan Systems, LLC; Crete Carrier Corporation; Gordon Trucking, Inc.; Heartland Express, Inc.; Knight Transportation, Inc.; Schneider National, Inc.; Swift Transportation Corporation; U.S. Xpress Enterprises, Inc.; and Werner Enterprises, Inc.
•	Less-Than-Truckload Carriers: FedEx Corporation; Old Dominion Freight Lines, Inc.; Vitran Express, Inc.; and YRC Worldwide, Inc.
•	Refrigerated Carriers: CR England, Inc.; Frozen Food Express Industries, Inc.; and Prime, Inc.
•	Leasing Companies: GE Trailer Fleet Services; Wells Fargo Equipment Finance, Inc.; and Xtra Lease, Inc.
•	Private Fleets: C&S Wholesale Grocers, Inc.; Dillard’s, Inc.; Dollar General Corporation; Safeway, Inc.; and Wal-Mart Transportation, Inc.
•	Liquid Carriers: California Dairies, Inc.; Evergreen Tank Solutions LLC; Quality Carriers, Inc.; Semo Tank/Baker Equipment Co.; Superior Tank, Inc.;

Through our Diversified Products segment we also sell our products to several other customers including, but not limited to: CanAm Equipment Solutions Inc.; GlaxoSmithKline Services Unlimited; Morgan Corporation; PODS Enterprises, Inc.; Poly-Coat Systems, Inc.; Sabre Manufacturing, LLC; Supreme Corporation; and Utilimaster Corporation.

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

We also sell our van trailers through a network of 24 independent dealers with approximately 62 locations throughout North America. Our platform trailers are sold through 90 independent dealers with approximately 116 locations throughout North America. Our tank trailers are distributed through a network of 34 independent dealers and locations throughout North America. The dealers primarily serve mid-market and smaller sized carriers and private fleets in the geographic region where the dealer is located and occasionally may sell to large fleets. The dealers may also perform service work for our customers.

Raw Materials

We utilize a variety of raw materials and components including specialty steel coil, stainless steel, plastic, aluminum, lumber, tires, landing gear, axles and suspensions, which we purchase from a limited number of suppliers. Costs of raw materials and component parts represented approximately 69%, 77% and 74% of our consolidated net sales in 2012, 2011 and 2010, respectively. Decreases realized throughout 2012 are attributed to our concerted efforts to raise price and recover lost margins as well as an increased percentage of sales through our higher margin Diversified Products segment. Significant price fluctuations or shortages in raw materials or finished components has had, and could have further, adverse effects on our results of operations. In 2013 and for the foreseeable future, we expect that the raw materials used in the greatest quantity will be steel, aluminum, plastic and wood. For 2013, we expect there to be continued price volatility for some of our primary raw materials and component parts, including, among others, aluminum, steel, plastic and tires. Our Harrison, Arkansas laminated hardwood floor facility provides the majority of our requirements for the flooring of our dry van trailers and has adequate capacity to meet our needs throughout 2013.

Backlog

Orders that have been confirmed by customers in writing, have defined delivery timeframes and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms or cancellation. Our backlog of orders at December 31, 2012 and 2011 were approximately $666 million, including $147 million related to Walker, and $587 million, respectively. We expect to complete the majority of our existing backlog orders within the next 12 months.

Patents and Intellectual Property

We hold or have applied for 79 patents in the U.S. on various components and techniques utilized in our manufacture of transportation equipment and engineered products. In addition, we hold or have applied for 100 patents in foreign countries. Our patents include intellectual property related to the manufacture of trailers using our proprietary DuraPlate® product, which we believe offers us a significant competitive advantage, and our containment and isolation systems, as well as other engineered products. The patents in our DuraPlate® portfolio have expiration dates ranging from 2016 to 2029. We also believe that our proprietary DuraPlate® production process, which has been developed and refined since 1995, offers us a significant competitive advantage in the industry. While unpatented, the proprietary knowledge of the process and significant intellectual and capital hurdles in creating a similar production process provides us with an advantage over others in the industry who utilize composite panel technology. The patents in our engineered products portfolio have expiration dates ranging from 2015 to 2022. In addition, we have applied for, or been granted, patents in the U.S. and foreign countries relating to innovative product designs or design improvements, which were first developed by Wabash or its subsidiaries and have become highly desirable in our industry. In our view there are no meaningful patents having an expiration date prior to 2016.

We also hold or have applied for 42 trademarks in the U.S. as well as 50 trademarks in foreign countries. These trademarks include the Wabash®, Wabash National®, Transcraft®, Benson®, Walker® Transport, Walker® Stainless Equipment, Walker® Engineered Products, TST®, Walker® Barrier Systems, Extract Technologies®, Beall® and Brenner® brand names as well as trademarks associated with our proprietary products such as DuraPlate®, RoadRailer®, Eagle® and Benson® trailers. We believe these trademarks are important for the identification of our products and the associated customer goodwill; however, our business is not materially dependent on such trademarks.

Research and Development

Research and development expenses are charged to earnings as incurred and were $1.7 million, $1.0 million and $0.9 million in 2012, 2011 and 2010, respectively.

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

Employees

As of December 31, 2012 and 2011, we had approximately 4,400 and 2,600 full-time associates, respectively. This 69.2% year-over-year increase is primarily due to the addition of approximately 1,400 full time associates as a result of the Walker acquisition. Throughout 2012, essentially all of our active associates were non-union. Our temporary associates represented approximately 24% of our overall production workforce as of December 31, 2012 as compared to approximately 50% as of the prior year period. We place a strong emphasis on maintaining good employee relations by promoting educational programs and quality improvement teams.

Executive Officers of Wabash National Corporation

The following are the executive officers of the Company:

Name	Age	Position
Richard J. Giromini	59	President and Chief Executive Officer, Director
Rodney P. Ehrlich	66	Senior Vice President – Chief Technology Officer
Bruce N. Ewald	61	Senior Vice President – Sales and Marketing
Timothy J. Monahan	60	Senior Vice President – Human Resources
Erin J. Roth	37	Senior Vice President – General Counsel and Secretary
Mark J. Weber	41	Senior Vice President – Chief Financial Officer

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

Rodney P. Ehrlich.  Mr. Ehrlich has been Senior Vice President – Chief Technology Officer of the Company since January 2004. From 2001 to 2003, Mr. Ehrlich was Senior Vice President of Product Development. Mr. Ehrlich has been in charge of the Company's engineering operations since the Company's founding. Prior to Wabash National, Mr. Ehrlich started with Monon Trailer Corporation in 1963 working various positions until becoming Chief Engineer in 1973, Director of Engineering in 1978, and serving until joining the founders of Wabash National in 1985. Mr. Ehrlich has obtained over 60 patents in trailer related design during his 50 year career in the trailer manufacturing business. Mr. Ehrlich holds a Bachelor of Science degree in Mechanical Engineering from Purdue University.

Bruce N. Ewald.  Mr. Ewald’s original appointment was Vice President and General Manager of Wabash National Trailer Centers, Inc. when he joined the Company in March 2005. In October 2005, he was promoted to Senior Vice President – Sales and Marketing. Mr. Ewald has more than 30 years of experience in the transportation industry. Most recently, Mr. Ewald was with PACCAR from 1991 to February 2005 where he served in a number of executive-level positions. Prior to PACCAR, Mr. Ewald spent 10 years with Genuine Parts Co. where he served in several positions, including President and General Manager, Napa Auto Parts/Genuine Parts Co. Mr. Ewald holds a Bachelor of Science degree in Business from the University of Minnesota.

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

The steps we have taken to diversify our product offerings through the implementation of our strategic plan do not insulate us from this cyclicality. During downturns, we operate with a lower level of backlog and have had to temporarily slow down or halt production at some or all of our facilities, including extending normal shut down periods and reducing salaried headcount levels. An economic downturn may reduce, and in the past has reduced, demand for trailers, resulting in lower sales volumes, lower prices and decreased profits or losses.

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

The global economic downturn beginning in 2007 and continuing through 2010 caused demand for new trailers during this period to decline and led to, in some cases, the cyclical timeframe for trailer replacement to be delayed due to economic pressures. However, we believe that the trailer industry is currently experiencing a period of economic recovery. The demand environment for trailers has improved in each of the last three years and we believe the strong demand market will continue for the next several years. For example, according to a January 2013 report by ACT Research Company (“ACT”), total trailer industry shipments for 2012 were approximately 239,000 trailers, representing an increase of approximately 12% from 2011. In addition, ACT is estimating 2013 trailer volumes to be approximately 255,000 trailers, representing an increase of approximately 7% from 2012 with continued strong demand levels through 2017 with estimated annual demand in excess of 220,000 trailers throughout the next five years. By comparison, total trailer industry shipments for 2008, 2009 and 2010 were approximately 143,000 trailers, 79,000 trailers, and 126,000 trailers, respectively, which were all well below normal industry replacement demand levels estimated to be between 175,000 trailers and 200,000 trailers.

However, even with the forecasted recovery within the trailer manufacturing industry, we cannot make any assurances that we will be profitable in future periods or that we will be able to sustain or increase profitability in the future. Increasing our profitability will depend on several factors, including, but not limited to, our ability to increase our overall trailer volumes, improve our gross margins, gain continued momentum on our product diversification efforts and manage our expenses. If we are unable to generate profitability in the future, we may not be able to meet our payment and other obligations under our outstanding debt agreements.

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

We believe our liquidity, defined as cash on hand and available borrowing capacity, on December 31, 2012 of $224.3 million and our expected continued improvements in profitability will be more than adequate to fund working capital requirements and capital expenditures throughout 2013, which we expect to be a period of continued strong demand within the trailer manufacturing industry. Furthermore, we continue to have the option, subject to certain conditions, to request an additional incremental increase to the total commitment of our revolving credit facility of $50 million. Our liquidity position represented an increase of $98.6 million from December 31, 2011, which is reflective of the challenges we have had in recent years maintaining a strong liquidity position. Our ability to fund our working capital needs and capital expenditures is limited by the net cash provided by operations, cash on hand and available borrowings under our revolving credit facility. Declines in net cash provided by operations, increases in working capital requirements necessitated by an increased demand for our products and services, further decreases in the availability under the revolving credit facility or changes in the credit our suppliers provide to us, could rapidly exhaust our liquidity.

A change in our customer relationships or in the financial condition of our customers has had, and could have further, adverse effects on our business.

We have longstanding relationships with a number of large customers to whom we supply our products. We do not have long-term agreements with these customers. Our success is dependent, to a significant extent, upon the continued strength of these relationships and the growth of our core customers. We often are unable to predict the level of demand for our products from these customers, or the timing of their orders. In addition, the same economic conditions that adversely affect us also often adversely affect our customers. In recent years, the demand environment has caused us to experience reduced demand. As some of our customers are highly leveraged and have limited access to capital, their continued existence may be uncertain. Furthermore, we are subject to a concentration of risk as the five largest customers together accounted for approximately 23% of our aggregate net sales and in recent years there have been customers who accounted individually for greater than 10% of our aggregate net sales. The loss of a significant customer or unexpected delays in product purchases could further adversely affect our business and results of operations.

Our backlog is not necessarily indicative of the level of our future revenues.

Our backlog represents future production for which we have written orders from our customers that can be produced or sold in the next 18 months. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms, or cancellation, and our reported backlog may not be converted to revenue in any particular period and actual revenue from such orders may not equal our backlog revenues. Therefore, our backlog is not necessarily indicative of the level of our future revenues. Order cancellations within the trailer industry, according to ACT, were 5.6% for 2012 further supporting the commitment from fleet operators and their need for new equipment.

Our technology and products may not achieve market acceptance or competing products could gain market share, which could adversely affect our competitive position.

We continue to optimize and expand our product offerings to meet our customer needs through our established brands, such as DuraPlate®, DuraPlateHD®, DuraPlate® XD-35®, DuraPlate Aeroskirt®, FreightPro®, ArcticLite®, Transcraft®, Eagle®, Benson®, Walker® Stainless Equipment, Brenner® Tank, Garsite, Progress Tank, TST®, Bulk Tank InternationalTM, and Extract Technology®. While we target product development to meet customer needs, there is no assurance that our product development efforts will be embraced and that we will meet our sales projections. Companies in the truck transportation industry, a very fluid industry in which our customers primarily operate, make frequent changes to maximize their operations and profits.

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

We manufacture our products at two van trailer facilities in Lafayette, Indiana, a flatbed and dump-body trailer facility in Cadiz, Kentucky, a hardwood floor facility in Harrison, Arkansas, five liquid-transportation systems facilities in New Lisbon, Wisconsin; Fond du Lac, Wisconsin; Kansas City, Missouri; Kansas City, Kansas; and Queretaro, Mexico and three engineered products facilities in New Lisbon, Wisconsin; Elroy, Wisconsin; and Huddersfield, United Kingdom. An unexpected disruption in our production at any of these facilities for any length of time would have an adverse effect on our business, financial condition and results of operations.

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

We rely significantly on information technology to support our operations and if we are unable to protect against service interruptions or security breaches, our business could be adversely impacted.

We depend on a number of information technologies to integrate departments and functions, to enhance the ability to service customers, to improve our control environment and to manage our cost reduction initiatives. We have put in place a number of systems, processes, and practices designed to protect against the failure of our systems, as well as the misappropriation, exposure or corruption of the information stored thereon. Unintentional service disruptions or intentional actions such as intellectual property theft, cyber-attacks, unauthorized access or malicious software, may lead to such misappropriation, exposure or corruption if our protective measures prove to be inadequate. Any issues involving these critical business applications and infrastructure may adversely impact our ability to manage operations and the customers we serve. We could also encounter violations of applicable law or reputational damage from the disclosure of confidential information. In addition, the disclosure of non-public information could lead to the loss of our intellectual property and diminished competitive advantages. Should any of the foregoing events occur, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Significant competition in the industry in which we operate may result in our competitors offering new or better products and services or lower prices, which could result in a loss of customers and a decrease in our revenues.

The truck and tank trailer manufacturing industry is highly competitive. We compete with other manufacturers of varying sizes, some of which have substantial financial resources. Trailer manufacturers compete primarily on the quality of their products, customer relationships, service availability and cost. Barriers to entry in the standard truck trailer manufacturing industry are low. As a result, it is possible that additional competitors could enter the market at any time. In the recent past, manufacturing over-capacity and high leverage of some of our competitors, along with bankruptcies and financial stresses that affected the industry, contributed to significant pricing pressures.

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

The length, height, width, maximum weight capacity and other specifications of truck and tank trailers are regulated by individual states. The federal government also regulates certain trailer safety features, such as lamps, reflective devices, tires, air-brake systems and rear-impact guards. In addition, most tank trailers we manufacture have specific federal regulations and restrictions that dictate tank design, material type and thickness. Changes or anticipation of changes in these regulations can have a material impact on our financial results, as our customers may defer purchasing decisions and we may have to re-engineer products. We are subject to various environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of storm water and underground fuel storage tanks and may be subject to liability associated with operations of prior owners of acquired property. In addition, we are subject to laws and regulations relating to the employment of our associates and labor-related practices.

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

New regulations related to conflict-free minerals may force us to incur additional expenses and otherwise adversely affect our business and results of operations.

In August 2012, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Securities and Exchange Commission adopted rules regarding disclosure of the use of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo or adjoining countries. These new requirements will require ongoing due diligence efforts, with initial disclosure requirements beginning in May 2014. We may incur significant costs to determine the source of any such minerals used in our products. We may also incur costs with respect to potential changes to products, processes or sources of supply as a consequence of our diligence activities. Further, the implementation of these rules and their effect on customer and/or supplier behavior could adversely affect the sourcing, supply and pricing of materials used in our products, as the number of suppliers offering conflict-free minerals could be limited. We may incur additional costs or face regulatory scrutiny if we determine that some of our products contain materials not determined to be conflict-free or if we are unable to sufficiently verify the origins of all conflict minerals used in our products. Accordingly, the implementation of these rules could have a material adverse effect on our business, results of operations and/or financial condition.

Product liability and other legal claims could have an adverse effect on our financial condition and results of operations.

As a manufacturer of products widely used in commerce, we are subject to product liability claims and litigation, as well as warranty claims. From time to time claims may involve material amounts and novel legal theories, and any insurance we carry may provide inadequate coverage to insulate us from material liabilities for these claims.

In addition to product liability claims, we are subject to legal proceedings and claims that arise in the ordinary course of business, such as workers' compensation claims, OSHA investigations, employment disputes and customer and supplier disputes arising out of the conduct of our business. Litigation may result in substantial costs and may divert management's attention and resources from the operation of our business, which could have a material adverse effect on our business, results of operations or financial condition. As described in more detail in “Item 3-Legal Proceedings” below, we are currently appealing a judgment rendered by the Fourth Civil Court of Curitiba, Brazil, in a lawsuit that has been pending since 2001. While we are appealing this judgment, which renders it unenforceable at this time, and the Brazilian Court of Appeals has the authority to render a new judgment in the case without any regard to the lower court’s findings, the ultimate outcome of the case is uncertain and the resolution of this litigation may result in us incurring substantial costs that are not covered by insurance.

Risks Related to Our Indebtedness

Our increased levels of indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our debt agreements.

Our debt and debt service obligations increased significantly in 2012 as a result of the offering of our 3.375% Convertible Senior Notes Due 2018 (“Notes”) in April 2012, entering into the Term Loan Credit Agreement in May 2012 and the amendment and restatement of our revolving credit agreement. As of December 31, 2012 and as a result of these events, we had approximately $453 million of indebtedness, including: $298 million secured, $150 million unsecured and approximately $5 million in capital lease obligations. This level of debt could have significant consequences on our future operations, including, among others:

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

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt obligations.

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

Despite our current debt levels, we may still incur substantially more debt or take other actions that would intensify the risks discussed above.

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

Our Term Loan Credit Agreement and revolving credit facility contain several restrictive covenants that, if breached, could limit our financial and operating flexibility and subject us to other risks.

Our Term Loan Credit Agreement and revolving credit facility include certain financial covenants. Breaching those financial covenants would trigger an event of default and our lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding and foreclose on the collateral.

These debt facilities contain customary covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. As required under our Term Loan Credit Agreement, we must maintain (i) a minimum interest coverage ratio tested as of the last day of each fiscal quarter for the four consecutive fiscal quarters then ending of not less than (A) 2.0 to 1.0 through September 30, 2013, (B) 3.0 to 1.0 thereafter through September 30, 2015, and (C) 4.0 to 1.0 thereafter, and (ii) a maximum senior secured leverage ratio tested as of the last day of each fiscal quarter for the four consecutive fiscal quarters then ending of not more than (A) 4.5 to 1.0 through September 30, 2013, (B) 4.0 to 1.0 thereafter through September 30, 2015, and (C) 3.5 to 1.0 thereafter. In addition, under our revolving credit facility, we are required to maintain a minimum fixed charge coverage ratio of not less than 1.1 to 1.0 as of the end of any period of 12 fiscal months (subject to shorter testing periods until May 1, 2013) when excess availability under the Amended and Restated Revolving Credit Agreement is less than 12.5% of the total revolving commitment. As of December 31, 2012, our interest coverage and senior secured leverage ratios were 6.9:1.0 and 1.5:1.0, respectively, and in compliance with all covenants under the Term Loan Credit Agreement.

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

As of December 31, 2012, we were in compliance with all covenants under both our Term Loan Credit Agreement and our revolving credit facility. Our ability to comply with the various financial covenants in the future may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

Risks Related to the Acquisition of Walker

It may be difficult to fully integrate the business of Walker into our current business because of the more diversified nature of its business.

If we experience greater than anticipated costs to fully integrate Walker into our existing operations or are not able to fully achieve the anticipated benefits of the Walker Acquisition, including cost savings and other synergies, our business and results of operations could be negatively affected. In addition, it is possible that the ongoing integration process could result in the loss of key employees, errors or delays in systems implementation, the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the Walker Acquisition. Integration efforts also may divert management attention and resources. These integration matters may have an adverse effect on us, particularly during any transition period. In addition, although Walker is subject to many of the same risks and uncertainties that we face in our business, the acquisition of Walker, through its Engineered Products division, also involves our entering new product areas, markets and industries, which present risks resulting from our relative inexperience in these new areas. Walker’s Engineered Products line could react differently to economic and other external factors than our traditional trailer business. We face the risk that we will not be successful with these products or in these new markets.

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

•	our assessments of the asset quality and value of Walker and its assets;
•	projections of the business and Walker’s future financial performance;
•	our ability to continue to realize synergies related to supply chain optimization, commercialization and distribution of new and existing products, back office and administrative consolidation, and further implementation of manufacturing best practices;
•	acquisition costs, including restructuring charges and transaction costs;
•	our ability to maintain, develop and deepen relationships with Walker’s customers;
•	our belief that the markets served by Walker tend to be less cyclical than the van and platform trailer markets historically served by Wabash;
•	our belief that the indemnification and escrow arrangements that we have negotiated in the Purchase and Sale Agreement will prove adequate; and
•	other financial and strategic risks of the Walker Acquisition.

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

We also expect that matters relating to the Walker Acquisition and integration-related issues will continue to place a significant burden on Walker’s management, employees and internal resources, which otherwise could have been devoted to other business opportunities and improvements. These restrictions may have the effect of preventing Walker from pursuing otherwise attractive business opportunities and making other changes or improvements to its business.

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

Risks Related to the Acquisition of Certain Beall Assets

It may be difficult to integrate the business previously conducted with the assets purchased from Beall into our current business.

Pursuant to the terms of an Asset Purchase Agreement dated January 24, 2013, the Company acquired certain assets of the tank and trailer business of Beall (the “Beall Acquisition”). If we experience greater than anticipated costs to integrate the assets purchased into our existing operations or are not able to achieve the anticipated benefits of the Beall Acquisition, our business and results of operations could be negatively affected. Integration efforts also may divert management attention and resources. These integration matters may have an adverse effect on us, particularly during any transition period.

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

As of December 31, 2012, we had approximately $111 million of remaining U.S. federal income tax net operating loss carryforwards (“NOLs”), which will begin to expire in 2028, if unused, and which may be subject to other limitations under Internal Revenue Service (the “IRS”) rules. We have various, multistate income tax net operating loss carryforwards, which have been recorded as a deferred income tax asset, of approximately $12 million, before valuation allowances. We also have various U.S. federal income tax credit carryforwards, which will expire beginning in 2012, if unused. Our NOLs, including any future NOLs that may arise, are subject to limitations on use under the IRS rules, including Section 382 of the Internal Revenue Code of 1986, as revised. Section 382 limits the ability of a company to utilize NOLs in the event of an ownership change. We would undergo an ownership change if, among other things, the stockholders, or group of stockholders, who own or have owned, directly or indirectly, 5% or more of the value of our stock or are otherwise treated as 5% stockholders under Section 382 and the regulations promulgated thereunder increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of our stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change.

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

On May 28, 2010 a change of ownership did occur resulting from the issuance of 11,750,000 shares of common stock, which invoked a limitation on the utilization of pre-ownership change U.S. Federal NOLs under Section 382. Pre-ownership change U.S. Federal NOLs at December 31, 2012 are $99 million. Management has estimated the annual U.S. Federal NOL limitations under IRC Section 382 through 2014 are $80 million for 2013 and $19 million for 2014. To the extent the limitation in any year is not reached, any remaining limitation can be carried forward indefinitely to future years. Post-ownership change U.S. Federal NOLs at December 31, 2011 are $12 million, which is currently not subject to utilization limits.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Our main Lafayette, Indiana facility is a 1.2 million square foot facility that houses truck trailer and composite material production, tool and die operations, research laboratories and offices. Our second Lafayette, Indiana facility is 0.8 million square feet and used for the production of refrigerated trailers and frac tanks. In total, our main facilities have the capacity to produce approximately 80,000 van trailers annually on a three shift, five-day workweek schedule, depending on the mix of products.

We have 18 Retail facilities located throughout North America. Each sales and service branch consists of an office, parts warehouse and service space, and ranges in size from 4,000 to 70,000 square feet per facility. The 18 facilities are located in 13 states with eight of the facilities being leased.

Properties owned by Wabash are subject to security interests held by our lenders. The following table provides information regarding our major facilities located in the United States, Mexico and United Kingdom:

Location	Owned or Leased	Description of Activities at Location	Segment
Ashland, Kentucky	Leased	Parts distribution	Retail
Baton Rouge, Louisiana	Leased	Service and parts distribution	Retail
Cadiz, Kentucky	Leased	Manufacturing, new trailers and parts distribution	Commercial Trailer Products and Retail
Chicago, Illinois	Leased	Service and parts distribution	Retail
Columbus, Ohio	Owned	New trailers, used trailers, service and parts distribution	Retail
Dallas, Texas	Owned	New trailers, used trailers, service and parts distribution	Retail
Denver, Colorado	Owned	New trailers, used trailers, service and parts distribution	Retail
Elroy, Wisconsin	Owned	Manufacturing	Diversified Products
Findlay, Ohio	Leased	Service and parts distribution	Diversified Products
Fond du Lac, Wisconsin	Owned	Manufacturing	Diversified Products
Fontana, California	Owned	New trailers, used trailers, service and parts distribution	Retail
Harrison, Arkansas	Owned	Manufacturing	Diversified Products
Houston, Texas	Leased	Service and parts distribution	Retail
Huddersfield, United Kingdom	Leased property/ Owned building	Manufacturing	Diversified Products
Kansas City, Kansas	Leased	Manufacturing	Diversified Products
Kansas City, Missouri	Leased	Manufacturing	Diversified Products
Lafayette, Indiana	Owned	Manufacturing and used trailers	Commercial Trailer Products and Retail
Mauston, Wisconsin	Leased	Service and parts distribution	Retail
Miami, Florida	Owned	New trailers, used trailers, service and parts distribution	Retail
New Lisbon, Wisconsin	Owned	Manufacturing	Diversified Products
Phoenix, Arizona	Owned	New trailers, used trailers, service and parts distribution	Retail
Pittsburgh, Pennsylvania	Owned	New trailers, used trailers, service and parts distribution	Retail
Portland, Oregon	Owned/Leased	Manufacturing, new trailers, used trailers, service and parts distribution	Diversified Products and Retail
Queretaro, Mexico	Owned	Manufacturing	Diversified Products
Sacramento, California	Leased	New trailers, used trailers, service and parts distribution	Retail
San Antonio, Texas	Owned	New trailers, used trailers, service and parts distribution	Retail
Scranton, Pennsylvania	Owned	New trailers, used trailers, service and parts distribution	Retail
Tavares, Florida	Leased	Manufacturing	Diversified Products
Waxahachie, Texas	Leased	Used trailers	Retail
West Memphis, Arkansas	Leased	Service and parts distribution	Retail

ITEM 3 — LEGAL PROCEEDINGS

We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, and are periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, “governmental examinations”). As of December 31, 2012, we were named as a defendant or were otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

We have recorded liabilities for certain of our outstanding legal proceedings and governmental examinations. A liability is accrued when it is both (a) probable that a loss with respect to the legal proceeding has occurred and (b) the amount of loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and governmental examinations that could cause an increase or decrease in the amount of the liability that has been previously accrued. These legal proceedings, as well as governmental examinations, involve various lines of business and a variety of claims (including, but not limited to, common law tort, contract, antitrust and consumer protection claims), some of which present novel factual allegations and/or unique legal theories. While some matters pending against us specify the damages claimed by the plaintiff, many seek a not-yet-quantified amount of damages or are at very early stages of the legal process. Even when the amount of damages claimed against Wabash is stated, the claimed amount may be exaggerated and/or unsupported. As a result, it is not currently possible to estimate a range of possible loss beyond previously accrued liabilities relating to some matters including those described below. Such previously accrued liabilities may not represent our maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from the currently accrued liabilities.

Based on our current knowledge, and taking into consideration its litigation-related liabilities, we believe we are not a party to, nor is any of our properties the subject of, any pending legal proceeding or governmental examination other than the matters below, which are addressed individually, that would have a material adverse effect on our consolidated financial condition or liquidity. However, in light of the uncertainties involved in such matters, the ultimate outcome of a particular matter could be material to our operating results for a particular period depending on, among other factors, the size of the loss or liability imposed and the level of our income for that period. Costs associated with the litigation and settlements of legal matters are reported within General and Administrative Expenses in the Consolidated Statements of Operations.

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

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil. On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered us to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damage amount is approximately R$26.7 million (Brazilian Reais), which is approximately $13.1 million U.S. dollars using current exchange rates and exclusive of any potentially court-imposed interest, fees or inflation adjustments (which are currently estimated at a maximum of approximately $54 million, at current exchange rates, but may change with the passage of time and/or the discretion of the court at the time of final judgment in this matter). Due, in part, to the amount and types of damages awarded by the Fourth Civil Court of Curitiba, we immediately filed for clarification of the judgment, which renders the judgment unenforceable at this time. Upon receipt of a clarified judgment from the Fourth Civil Court of Curitiba, we also plan to appeal the judgment to the State of Paraná Court of Appeals. The Court of Appeals has the authority to re-hear all facts presented to the lower court, as well as to reconsider the legal questions presented in the case, and to render a new judgment in the case without regard to the lower court’s findings. Pending outcome of this appeal process, the judgment is not enforceable by the plaintiff. Any ruling from the Court of Appeals is not expected prior to the second quarter of 2013, and, accordingly, the judgment rendered by the lower court cannot be enforced prior to that time, and may be overturned or reduced as a result of this process. We believe that the claims asserted by BK are without merit and we intend to continue to vigorously defend our position. We have not recorded a charge with respect to this loss contingency as of December 31, 2012. Furthermore, at this time, we do not have sufficient information to predict the ultimate outcome of the case and are unable to estimate the amount of any reasonable possible loss or range of loss that we may be required to pay at the conclusion of the case. We will reassess the need for the recognition of a loss contingency upon the receipt of a clarified judgment and assignment of the case in the Court of Appeals, upon a decision to settle this case with the plaintiffs or an internal decision as to an amount that we would be willing to settle or upon the outcome of the appeals process.

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

We believe that our claims against Vanguard have merit and that the claims asserted by Vanguard are without merit. We intend to vigorously defend our position and intellectual property. We believe that the resolution of this lawsuit will not have a material adverse effect on our financial position, liquidity or future results of operations. However, at this stage of the proceeding, no assurance can be given as to the ultimate outcome of the case.

Walker Acquisition

As discussed previously, on May 8, 2012, we completed the Walker Acquisition pursuant to the Purchase and Sale Agreement for $375.0 million in cash, subject to post-closing purchase price adjustments related to the acquired working capital. The amount of working capital acquired at the date of acquisition is currently in dispute between us and the Seller, which includes a claim for unpaid benefits owed by the Seller as a result of our acquisition of Walker, and is expected to be resolved prior to the first anniversary date of the purchase. We do not expect that this matter will have a material adverse effect on our financial condition or results of operations.

Environmental Disputes

Bulk Tank International, S. de R.L. de C.V. (“Bulk”), one of the Walker companies we acquired on May 8, 2012, entered into agreements in 2011 with the Mexican federal environmental agency, PROFEPA, and the applicable state environmental agency, PROPAEG, pursuant to PROFEPA’s and PROPAEG’s respective environmental audit programs to resolve noncompliance with federal and state environmental laws at Bulk’s Guanajuato facility (“Compliance Agreements”). The Compliance Agreements require Bulk to undertake certain corrective action to come into compliance with environmental requirements. We do not expect that this matter will have a material adverse effect on our financial condition or results of operations.

In January 2012, we were noticed as a potentially responsible party (“PRP”) by the U.S. Environmental Protection Agency (“EPA”) and the Louisiana Department of Environmental Quality (“LDEQ”) pertaining to the Marine Shale Processors Site located in Amelia, Louisiana (“MSP Site”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and corresponding Louisiana statutes. The EPA’s allegation that we are a PRP arises out of one alleged shipment of waste to the MSP Site in 1992 from our branch facility in Dallas, Texas. As such, the MSP Site PRP Group notified us in January 2012 that, as a result of a March 18, 2009 Cooperative Agreement for Site Investigation and Remediation entered into between the MSP Site PRP Group and the LDEQ, we were being offered a “De Minimis Cash-Out Settlement” to contribute to the remediation costs, which would remain open until February 29, 2012. We chose not to enter into the settlement and have denied any liability. In addition, we have requested that the MSP Site PRP Group remove us from the list of PRPs for the MSP Site, based upon the following facts. We acquired this branch facility in 1997 – five years after the alleged shipment – as part of the assets we acquired out of the Fruehauf Trailer Corporation (“Fruehauf”) bankruptcy (Case No. 96-1563, United States Bankruptcy Court, District of Delaware (“Bankruptcy Court”)). As part of the Asset Purchase Agreement regarding our purchase of assets from Fruehauf, we did not assume liability for “Off-Site Environmental Liabilities,” which are defined to include any environmental claims arising out of the treatment, storage, disposal or other disposition of any Hazardous Substance at any location other than any of the acquired locations/assets. The Bankruptcy Court, in an Order dated May 26, 1999, also provided that, except for those certain specified liabilities assumed by us under the terms of the Asset Purchase Agreement, we shall not be subject to claims asserting successor liability. The “no successor liability” language of the Asset Purchase Agreement and the Bankruptcy Court Order form the basis for our request that it be removed from the list of PRPs for the MSP Site. The MSP Site PSP Group is currently considering our request, but has provided no timeline for a response. However, the MSP Site PSP Group has agreed to indefinitely extend the time period by which we must respond to the De Minimis Cash-Out Settlement offer. We do not expect that this proceeding will have a material adverse effect on its financial condition or results of operations.

In September 2003, we were noticed as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (“EPA”) pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site (the “Superfund Site”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). PRPs include current and former owners and operators of facilities at which hazardous substances were allegedly disposed. The EPA’s allegation that we were a PRP arises out of our acquisition of a former branch facility located approximately five miles from the original Superfund Site. We acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002. In June 2010, we were contacted by the Roosevelt Irrigation District (“RID”) informing us that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that we contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010. We initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from us. If the settlement is approved by all parties, it will prevent any third party from successfully bringing claims against us for environmental contamination relating to this former branch property. We have been awaiting approval from the ADEQ since the settlement was first proposed in July 2010. Based on communications with the RID and ADEQ in October 2012, we do not expect to receive a response regarding the approval of the settlement from the ADEQ for, at least, several additional months. Based upon our limited period of ownership of the former branch property, and the fact that we no longer own the former branch property, we do not anticipate that the ADEQ will reject the proposed settlement, but no assurance can be given at this time as to the ADEQ’s response to the settlement proposal. The proposed settlement terms were accrued in 2010 and did not have a material adverse effect on our financial condition or results of operations, and we believe that any ongoing proceedings will not have a material adverse effect on our financial condition or results of operations.

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

Information Regarding our Common Stock

Our common stock is traded on the New York Stock Exchange (ticker symbol: WNC). The number of record holders of our common stock at February 21, 2013 was 867.

We declared quarterly dividends of $0.045 per share on our common stock from the first quarter of 2005 through the third quarter of 2008. In December 2008, we suspended the payment of our quarterly dividend due to the continued weak economic environment and the uncertainty as to the timing of a recovery as well as our effort to enhance liquidity. No dividends on our common stock were declared or paid in 2012. The reinstatement of quarterly cash dividends on our common stock will depend on our future earnings, capital availability, financial condition and the discretion of our Board of Directors.

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

High and low stock prices as reported on the New York Stock Exchange for the last two years were:

	High	Low
2011
First Quarter	$13.17	$9.85
Second Quarter	$11.99	$8.45
Third Quarter	$9.78	$4.48
Fourth Quarter	$8.12	$4.22
2012
First Quarter	$11.55	$7.82
Second Quarter	$10.38	$5.85
Third Quarter	$8.00	$5.65
Fourth Quarter	$9.41	$6.19

Performance Graph

The following graph shows a comparison of cumulative total returns for an investment in our common stock, the S&P 500 Composite Index and the Dow Jones Transportation Index. It covers the period commencing December 31, 2007 and ending December 31, 2012. The graph assumes that the value for the investment in our common stock and in each index was $100 on December 31, 2007 and that all dividends were reinvested.

Comparative of Cumulative Total Return
December 31, 2007 through December 31, 2012
among Wabash National Corporation, the S&P 500 Index
and the Dow Jones Transportation Index

ITEM 6 — SELECTED FINANCIAL DATA

The following selected consolidated financial data with respect to Wabash National for each of the five years in the period ending December 31, 2012, have been derived from our consolidated financial statements. The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
Statement of Comprehensive Income Data:
Net sales	$1,461,854	$1,187,244	$640,372	$337,840	$836,213
Cost of sales	1,298,031	1,120,524	612,289	360,750	815,289
Gross profit	$163,823	$66,720	$28,083	$(22,910)	$20,924
Selling, general and administrative expenses	68,340	43,975	40,545	40,209	55,429
Amortization of intangibles	10,590	2,955	2,955	2,955	2,955
Acquisition expenses	14,409	—	—	—	—
Impairment of goodwill	—	—	—	—	66,317
Income (Loss) from operations	$70,484	$19,790	$(15,417)	$(66,074)	$(103,777)
Interest expense	(21,724)	(4,136)	(4,140)	(4,379)	(4,657)
Increase in fair value of warrant	—	—	(121,587)	(33,447)	—
Other, net	(97)	(441)	(667)	(866)	(328)
Income (Loss) before income taxes	$48,663	$15,213	$(141,811)	$(104,766)	$(108,762)
Income tax (benefit) expense	(56,968)	171	(51)	(3,001)	17,064
Net income (loss)	$105,631	$15,042	$(141,760)	$(101,765)	$(125,826)
Preferred stock dividends and early extinguishment	—	—	25,454	3,320	—
Net income (loss) applicable to common stockholders	$105,631	$15,042	$(167,214)	$(105,085)	$(125,826)
Basic and diluted net income (loss) per common share	$1.53	$0.22	$(3.36)	$(3.48)	$(4.21)
Common stock dividends declared	$—	$—	$—	$—	$0.135
Balance Sheet Data:
Working capital	$221,402	$95,529	$61,427	$(34,927)	$(2,698)
Total assets	$902,626	$388,050	$302,834	$223,777	$331,974
Total debt and capital leases	$425,151	$69,821	$59,554	$33,243	$85,148
Stockholders' equity	$268,727	$146,346	$129,025	$53,485	$153,437

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2012, and our capital resources and liquidity as of December 31, 2012. Our discussion begins with our assessment of the condition of the North American trailer industry along with a summary of the actions we have taken to strengthen the Company. We then analyze the results of our operations for the last three years, including the trends in the overall business and our operating segments, followed by a discussion of our cash flows and liquidity, capital markets events and transactions, our credit facility and contractual commitments. We also provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. These are the critical accounting policies that affect the recognition and measurement of our transactions and the balances in our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements that we adopted during the year, if any, as well as those not yet adopted that may have an impact on our financial accounting practices.

We have three reportable operating segments: Commercial Trailer Products, Diversified Products and Retail. The Commercial Trailer Products segment produces trailers that are sold to customers who purchase trailers directly or through independent dealers and to the Retail segment. The Diversified Products segment focuses on our commitment to expand our customer base, diversify our product offerings and revenues and extend our market leadership by leveraging our proprietary DuraPlate® panel technology, drawing on our core manufacturing expertise and making available products that are complementary to the truck and tank trailers and transportation equipment we offer. The Retail segment includes the sale of new and used trailers, as well as the sale of aftermarket parts and service through our retail branch network.

Executive Summary

As the calendar year 2011 concluded, evidence suggested that we had reached the beginning of a recovery within the trailer industry as demand increased significantly from the historical lows of 2009 and 2010. We began 2012 with a focused commitment to profitable growth and margin improvement. With the improved demand environment for trailers throughout 2012, as evidenced by our 45,600 new trailer shipments during the current year period, our healthy backlog of $666 million as of December 31, 2012, as well as a strong demand forecast by industry forecasters, we were successfully able to deliver margin improvement through improved product pricing and to recapture lost margins experienced during the previous downturn. More specifically, according to most recent ACT estimates, total new trailer shipments in 2012 totaled approximately 239,000 trailers representing an increase of 12% as compared to the prior year, and representing the second consecutive year that total trailer demand exceeded normal replacement demand levels estimated to be between 175,000 trailers and 200,000 trailers.

In addition to our commitment to profitably grow our Commercial Trailer Products segment, our strategic initiatives included a focus on diversification efforts, both organic and strategic, through our Diversified Products segment to enhance our business model, strengthen our revenues and become a stronger company delivering greater value to our shareholders. Organically, our focus on profitably growing and diversifying by leveraging our existing assets, capabilities and technology, with our key focus being to successfully apply our industry leading and revolutionary DuraPlate® composite panel technology into higher margin products and markets. Strategically, our focus was on profitably growing and diversifying the products we offer, as well as the customers and end markets we serve and strengthening our geographic presence. As a result of this strategic initiative, in May 2012 we successfully completed the acquisition of Walker Group Holdings (“Walker”), a leading manufacturer of liquid-transportation systems and engineered products. Our Diversified Products segment has now grown to represent approximately 23% of our consolidated revenues and approximately 47% of our gross profits for the current year period, significantly increasing this segment’s impact to our bottom line.

In connection with the completion of the Walker acquisition, we issued $150 million aggregate principal amount of Convertible Senior Notes due 2018 (“Notes”) and completed a $300 million Term Loan Credit Agreement. In addition, we entered into an amendment to our existing credit agreement that effectively reduced our borrowing capacity from $175 million to $150 million, subject to a borrowing base, and extended the maturity by an additional year to May 2017. These new and amended debt facilities provided us the option to increase the total borrowing facility up to an additional $75 million, subject to certain conditions. As a result of our debt recapitalization efforts, a continued improvement in the trailer market and our ability to generate significant cash flows from operations during the current year period, we were able to make significant improvements to our liquidity position, defined as cash on hand and available borrowing capacity. As of December 31, 2012, our liquidity position totaled $224.3 million, an increase of approximately $98.6 million, or 78%, from the previous year.

The outlook for the overall trailer market for 2013 continues to indicate a strong demand environment. In fact, the most recent estimates from industry forecasters, ACT and FTR Associates (“FTR”), indicate demand levels to be in excess of the estimated replacement demand levels in each of the years through 2017. More specifically, ACT is currently estimating 2013 demand will grow by an additional 7% to approximately 255,000 with 2014 through 2017 industry demand levels ranging between 222,000 and 265,000 trailers, while FTR anticipates a 6% decline in trailer demand for 2013 to approximately 217,000 trailers. This continued strong demand environment reinforces our belief that we are still in the early stages of a recovery in the trailer industry, and we believe we are well positioned to capitalize on the expected strong overall demand levels while also achieving continued margin growth through improvements in product pricing as well as operational excellence initiatives.

However, we are not relying solely on volume and product pricing within the trailer industry to improve operations and enhance profitability. As noted above, through our Diversified Products segment, we remain committed to enhancing and diversifying our business model through the organic and strategic initiatives discussed previously. Through this operating segment we can offer a wide array of products and customer-specific solutions beyond those offered in our Commercial Trailer Products segment that we believe provide a good foundation for achieving these goals. Continuing to identify the appropriate opportunities to leverage our proprietary technology and core manufacturing expertise into new applications and end markets enables us to deliver greater value to our customers and shareholders.

Operating Performance

We measure our operating performance in six key areas – Safety, Quality, Delivery, Cost Reduction, Morale and Environment. We maintain a continuous improvement mindset in each of these key performance areas. Our objective of being better today than yesterday and better tomorrow than we are today is simple, straightforward and easily understood by all our associates.

•	Safety/Morale. We continually focus on reducing the severity and frequency of workplace injuries in order to minimize our workers compensation costs and to create a safe environment for all associates. We believe that our improved environmental, health and safety management translates into higher labor productivity and lower costs as a result of less time away from work and improved system management.
•	Quality. We monitor product quality on a continual basis through a number of means for both internal and external performance as follows:
–	Internal performance. Our primary internal quality measurement is Process Yield. Process Yield is a performance metric that measures the impact of all aspects of the business on our ability to ship our products at the end of the production process. As with previous years, the expectations of the highest quality product continue to increase while maintaining Process Yield performance and reducing rework. In addition, we currently maintain an ISO 9001 registration of our Quality Management System at our Lafayette operations.
–	External performance. We actively track our warranty claims and costs to identify and drive improvement opportunities in quality and reliability. Early life cycle warranty claims for our van trailers are trended for performance monitoring. Early life cycle warranty claims per 100 trailers produced averaged approximately 5.3, 2.5 and 3.0 claims per 100 trailers in 2012, 2011 and 2010, respectively, but with the implementation of significant continuous improvement initiatives during the first half of 2012, the claim rate dropped to approximately 3.1 claims per 100 trailers by the end of 2012.

•	Delivery/Productivity. We measure productivity on many fronts. Some key indicators include production line cycle-time speed, man-hours per trailer and inventory levels. Improvements over the last several years in these areas have translated into significant improvements in our ability to better manage inventory flow and control costs. During the past several years, we focused on productivity enhancements within manufacturing assembly and sub-assembly areas through developing the capability for mixed model production. We also established a central warehousing and distribution center to improve material flow, inventory levels and inventory accuracy within our supply chain. The successful implementation of these productivity enhancements supported our ability to effectively manage the recent increases in trailer volumes as well as efficiently produce a wide range of products on fewer assembly lines.
•	Cost Reduction. We believe continuous improvement is a fundamental component of our operational excellence focus. Our continued focus on the Wabash Integrated Network (WIN) program has allowed us to improve all areas of manufacturing including safety, quality, inventory management, maintenance and cost reduction. Utilizing these systems has enabled us to realize total cost per unit reductions by increased capacity utilization of all facilities while maintaining a lower level of fixed overhead. Within recent years, we realized cost reductions as a result of closing production facilities in Mt. Sterling, Kentucky and Anna, Illinois while maintaining our production capacity. We also have a tank trailer manufacturing facility in Queretaro, Mexico that provides a low cost advantage for that product line, and in 2012 we expanded the paint capacity at our platform manufacturing facility in Cadiz, Kentucky, to allow for increased steel capacity and decreased per unit operating costs.
•	Environment. We maintain an ISO 14001 registration of our Environmental Management System at our Lafayette operations. In 2012, we installed a fifty-five foot wind turbine to help generate power for part of our trailer manufacturing facilities in Lafayette which will help reduce carbon emissions by approximately twenty-five tons annually. In addition, we have restored natural habitats near our Lafayette operations to enhance the environment and protect wildlife.

Industry Trends

Truck transportation in the U.S., according to the ATA, was estimated to be a $604 billion industry in 2011. ATA estimates that approximately 67% of all freight tonnage is carried by trucks at some point during its shipment. Trailer demand is a direct function of the amount of freight to be transported. To monitor the state of the industry, we evaluate a number of indicators related to trailer manufacturing and the transportation industry. Recent trends we have observed include the following:

•	Transportation / Trailer Cycle. Transportation in the U.S., including trucking, is a cyclical industry that has experienced three cycles over the last 20 years. The most recently completed cycle began in early 2001 when industry shipments totaled approximately 140,000, reached a peak in 2006 with shipments of approximately 280,000 and reached the bottom in 2009 with shipments of approximately 79,000 trailers. In each of these three U.S. economic downturns, the decline in freight tonnage preceded the general economic decline by approximately two and one-half years and its recovery has generally preceded that of the economy as a whole. The trailer industry generally follows the transportation industry cycles. After three consecutive years with total trailer demand well below normal replacement demand levels estimated to be between 175,000 trailers and 200,000 trailers, 2011 and 2012 were years of significant improvement in which the total trailer market increased year-over-year approximately 69% and 12%, respectively, with total shipments of approximately 213,000 and 239,000, respectively. As we enter the early stages of an economic recovery, ACT is estimating demand within the trailer industry to increase in 2013 and 2014 to approximately 255,000 and 265,000 trailers, respectively, with forecasted demand to remain above 220,000 trailers through 2017. Furthermore, the increase in demand for trailers in 2013 and 2014 is being driven by improvements within the dry van segment, our largest product line. ACT is forecasting the total dry van market to grow from approximately 130,000 trailers in 2012 to approximately 142,000 and 150,000 trailers in 2013 and 2014, respectively, representing year-over-year increases of 10% and 6%, respectively. Our view is generally consistent with that of ACT.

•	Age of Trailer Fleets. The average age of fleets has remained at historical highs over the past several years as fleets deferred on their capital investments during the most recent industry downturn. According to ACT, the average age of dry and refrigerated vans in 2012 were approximately 8 years and 6 years, respectively, as compared to 7 years and 5.5 years, respectively, in 2007. The increase in age of trailers suggests an increase in replacement demand over the next several years.
•	New Trailer Orders. According to ACT, total orders in 2012 were approximately 239,000 trailers, a slight increase from approximately 236,000 trailers ordered in 2011. Total orders for the dry van segment, the largest within the trailer industry, were approximately 132,000 which were in line with dry vans ordered in 2011.
•	Transportation Regulations and Legislation. There are several different topics within both federal and state government regulations and legislation that are expected to have an impact on trailer demand, including:
–	The Federal Motor Carrier Safety Administration (the “FMCSA”) has recently taken steps to improve the overall truck safety standards, particularly by implementing Compliance, Safety, and Accountability (“CSA”) program. CSA is considered a comprehensive driver and fleet rating system that measures both the freight carriers and drivers on several safety related criteria, including driver safety, equipment maintenance and overall condition of trailers. This system drives increased awareness and action by carriers since enforcement actions were targeted and implemented beginning in June 2011. CSA is generally believed to have contributed to the tightening of the supply of drivers and capacity in 2011 and 2012 as carriers took measures to improve their rating.
–	The FMCSA issued a final rule in December 2011 on its revised proposal for rule changes in regard to truck driver hours-of-service rules. The new proposed rule changes include reductions in total driver hours from 82 hours per week to 70 hours and retains the per day limit of 11 hours. The rule, which is scheduled to go into effect in July 2013, also requires alterations to the required rest period that drivers must follow. Though this proposal has been met with strong opposition, particularly by the ATA, current estimates indicate these actions could lead to productivity losses of approximately 3%. We believe this ruling will increase the general need for equipment and increases the potential that a carrier’s drop-and-hook activities will increase and, therefore, will require a higher ratio of trailer to trucks across the industry.
–	The FMCSA also issued in January 2011 a proposed rule change requiring the installation and use of Electronic On-Board Recorders for over-the-road trucks and buses that would be used to monitor and enforce the driver hours-of-service rules. The proposed rule was rejected by the U.S. Circuit Court of Appeals in September 2011 and the FMCSA is working on a revised rule to meet the October 2013 deadline. The agency indicated in October 2012 it will release a new proposal for the mandate by March 2013.
–	The Tax Relief Act of 2010 extended bonus depreciation provisions for 2011, 2012 and 2013. More specifically, corporations can expense 50% of certain capital investments made during 2013. This extension will be an incentive for many fleets to increase or accelerate their purchase decisions to maximize the tax benefits available.
–	The California Air Resource Board (CARB) regulations mandate that refrigeration units older than 7 years may no longer operate in California. As refrigeration units become obsolete, capacity in the refrigerated segment will tighten and the increase in demand for new refrigerated trailers is likely. CARB regulations also mandate fuel efficiency improvements on all fleets operating in California for which our DuraPlate® AeroSkirt® provides a durable, aerodynamic side panel solution that yields the improved fuel efficiencies required by these regulations.
•	Other Developments. Other developments and potential impacts on the industry include:
–	While we believe the need for trailer equipment will be positively impacted by the legislative and regulatory changes addressed above, these demand drivers could be offset by factors that contribute to the increased concentration and density of loads, including the miniaturization of electronic products and packaging optimization of bulk goods. Increases in load concentration or density could contribute to decreased need or demand for dry van trailers.
–	Trucking company profitability, which can be influenced by factors such as fuel prices, freight tonnage volumes, and government regulations, is highly correlated with the overall economy of the U.S. Carrier profitability significantly impacts demand for, and the financial ability to purchase, new trailers.
–	Although truck driver shortages have not been a significant problem in the past year, constraints are expected to exacerbate as fleet equipment utilization increases due to new government regulations. As a result, trucking companies are under increased pressure to look for alternative ways to move freight, leading to more intermodal freight movement. We believe that railroads are at or near capacity, which will limit their ability to respond to freight demand pressures. Therefore, we expect that the majority of freight will continue to be moved by truck and, according to ATA, overall truck activity as a percentage of the total freight industry is expected to increase throughout the next decade.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	88.8	94.4	95.6
Gross profit	11.2	5.6	4.4
General and administrative expenses	3.1	2.6	4.6
Selling expenses	1.6	1.1	1.7
Amortization of intangibles	0.7	0.2	0.5
Acquisition expenses	1.0	—	—
Income (Loss) from operations	4.8	1.7	(2.4)
Interest expense	(1.5)	(0.3)	(0.6)
Increase in fair value of warrant	—	—	(19.0)
Other, net	—	(0.1)	(0.1)
Income (Loss) before income taxes	3.3	1.3	(22.1)
Income tax benefit	(3.9)	—	—
Net income (loss)	7.2%	1.3%	(22.1)%

2012 Compared to 2011

Net Sales

Net sales in 2012 were $1.5 billion, an increase of $274.7 million, or 23.1%, compared to 2011. By operating segment, net external sales and related trailers sold were as follows (dollars in millions):

	Year Ended December 31,
			Change
	2012	2011	$	%
Sales by Segment
Commercial Trailer Products	$993.9	$1,010.1	$(16.2)	(1.6)
Diversified Products	311.0	52.0	259.0	498.1
Retail	157.0	125.1	31.9	25.5
Total	$1,461.9	$1,187.2	$274.7	23.1

	Year Ended December 31,
			Change
	2012	2011	$	%
New Trailers	(units)
Commercial Trailer Products	40,800	44,800	(4,000)	(8.9)
Diversified Products	2,000	—	2,000	—
Retail	2,800	2,800	—	—
Total	45,600	47,600	(2,000)	(4.2)
Used Trailers	(units)
Commercial Trailer Products	3,100	2,100	1,000	47.6
Diversified Products	100	—	100	—
Retail	1,600	1,600	—	—
Total	4,800	3,700	1,100	29.7

Commercial Trailer Products segment sales were $993.9 million for 2012, a decrease of $16.2 million, or 1.6%, compared to 2011. This decrease in sales was primarily driven by the 8.9% reduction in new trailer shipments for 2012 compared to the prior year. However, consistent with our efforts to recover material cost increases and recapture lost margin through improved pricing, this decrease in unit volume was offset by a 7.0% increase in average selling prices as compared to the previous year. Used trailer sales increased $10.1 million, or 75.8% as a result of a 47.6% increase in shipments resulting from continued strong market demand and a 15.4% increase in average selling prices as compared to the previous year period due to customer and product mix.

Diversified Products segment sales, net of intersegment sales, were $311.0 million for 2012, up $259.0 million, or 498.1%, compared to 2011. The increase in sales was primarily due to the acquisition of Walker, which contributed net sales of $250.8 million since the date of acquisition. Excluding Walker, Diversified Products segment sales were $60.2 million, an increase of $8.1 million, or 15.6%, as compared to the prior year as a result of increased demand across many of our product offerings and new business opportunities identified as we continue to gain momentum in our efforts to diversify our business, increase our market penetration and gain overall acceptance of our product offerings.

Retail segment sales were $157.0 million in 2012, up $31.9 million, or 25.5%, compared to the prior year. This increase in sales was partly due to the addition of six tank trailer parts and service locations as a result of the Walker acquisition. These additional locations added $19.3 million in sales for the current year. Excluding the parts and service locations acquired, Retail segment sales were $137.7 million, an increase of 10.1%, as compared to the prior year. New trailer sales increased $6.9 million, or 10.4%, as favorable customer and product mix contributed to a 10.9% increase in average selling prices during the current year as compared to the previous year. Used trailer sales increased $1.7 million, or 12.7%, primarily due to a 14.7% increase in average selling prices. Parts and service sales were up $4.0 million, or 8.9%, due to increased market demand.

Cost of Sales

Cost of sales for 2012 was $1.3 billion, an increase of $177.5 million, or 15.8%, compared to 2011. As a percentage of net sales, cost of sales was 88.8% for 2012 compared to 94.4% for 2011.

Commercial Trailer Products segment cost of sales, as detailed in the following table, was $924.2 million for 2012, a decrease of $47.5 million, or 4.9%, compared to 2011. As a percentage of net sales, cost of sales was 93.0% in 2012 compared to 96.2% in 2011.

	Year Ended December 31,
Commercial Trailer Products Segment	2012		2011
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$740.2	74.5%	$789.9	78.2%
Other Manufacturing Costs	184.0	18.5%	181.8	18.0%
	$924.2	93.0%	$971.7	96.2%

Cost of sales is composed of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight and overhead expenses. Material costs were 74.5% of net sales in 2012 compared to 78.2% in 2011. The 3.7% decrease was the result of increases in average selling prices for new trailers necessary to offset increased raw material, commodity and component costs, as well as favorable customer and product mix. Other manufacturing costs increased $2.2 million in the current year as compared to the prior year and, as a percentage of sales, other manufacturing costs increased slightly from 18.0% in 2011 to 18.5% in 2012.

Diversified Products segment cost of sales was $233.0 million in 2012, an increase of $199.1 million, or 587.1%, compared to 2011 primarily resulting from the acquisition of Walker during the current year period. As a percentage of net sales prior to the elimination of intersegment sales, cost of sales was 78.1% in 2012 compared to 83.0% in 2011. The 4.9% decrease as a percentage of net sales was primarily the result of an increased percentage of net sales from our higher-margin product lines as compared to the previous year period.

Retail segment cost of sales was $140.3 million in 2012, an increase of $25.1 million, or 21.8%, compared to 2011. As a percentage of net sales, cost of sales was 89.3% in 2012 compared to 92.1% in 2011. The increase in cost of sales was due to the addition of six tank trailer parts and service locations from the Walker acquisition. The improvement in cost of sales as a percentage of net sales was primarily the result of product mix driven by an increased percentage of sales from our higher margin parts and service product line in 2012 as compared to 2011.

Gross Profit

Gross profit for 2012 was $163.8 million, an increase of $97.1 million compared to 2011. Gross profit as a percent of sales was 11.2% compared to 5.6% for 2011. Gross profit by segment was as follows (in millions):

	Year Ended December 31,
			Change
	2012	2011	$	%
Gross Profit by Segment:
Commercial Trailer Products	$69.6	$38.5	$31.1	80.8
Diversified Products	78.0	18.1	59.9	330.9
Retail	16.8	9.9	6.9	69.7
Corporate and Eliminations	(0.6)	0.2	(0.8)	(400.0)
Total	$163.8	$66.7	$97.1	145.6

Commercial Trailer Products segment gross profit was $69.6 million for 2012 compared to $38.5 million in 2011. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales, was 6.6% in 2012 as compared to 3.6% in 2011. The increase in gross profit and gross profit margin was primarily driven by improved pricing necessary to offset increased material costs and recapture lost margin.

Diversified Products segment gross profit was $78.0 million for 2012 compared to $18.1 million in 2011, due primarily to the Walker acquisition during the current year period. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales, was 21.9% in 2012 compared to 17.0% in 2011. The increase in gross profit margin was driven by the inclusion of Walker during the current year period, improved margins from our wood floor operations and continued contributions from our Wabash Composites business during the current year period as compared to the previous year period.

Retail segment gross profit was $16.8 million for 2012, an increase of $6.9 million compared to 2011. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales, was 10.6% compared to 7.9% for the prior year. The increase in gross profit and gross profit margin is primarily due to the addition of six tank trailer parts and service locations from the Walker acquisition and a favorable product mix as parts and service sales, which carry a higher margin, increased 44.1% during 2012 as compared to 2011.

General and Administrative Expenses

General and administrative expenses increased $13.8 million, or 44.4%, to $44.8 million in 2012 compared to 2011. The increase was largely due to the inclusion of Walker, which added expenses of $9.9 million during the current year period. In addition, salaries and other employee related costs, excluding Walker, increased $3.2 million due to the full reinstatement of compensation and benefit levels that were reduced in previous years to adjust our cost structure to match market demand, as well as the mark-to-market of certain stock based compensation awards. As a percentage of sales, general and administrative expenses increased to 3.1% in 2012 as compared to 2.6% in 2011.

Selling Expenses

Selling expenses increased $10.6 million, or 81.7%, to $23.6 million in 2012 compared to 2011, primarily due to the inclusion of Walker, which added $9.2 million during the current year. Additionally, salaries and other employee related costs increased $1.3 million due to the full reinstatement of compensation and benefit levels that were reduced in previous years to adjust our cost structure to match market demand, as well as the mark-to-market of certain stock based compensation awards. As a percentage of net sales, selling expenses were 1.6% for 2012 compared to 1.1% for 2011.

Amortization of Intangibles

Amortization of intangibles was $10.6 million for 2012, an increase of $7.6 million, or 258.4%, compared to the prior year period, due to amortization expense recognized for intangible assets recorded from the Walker Acquisition.

Acquisition Expenses

Acquisition expenses totaling $14.4 million for 2012 represent acquisition related costs incurred primarily in connection with the Walker Acquisition, including fees paid to an investment banker for acquisition services and the related bridge financing commitment, as well as professional fees for diligence, legal and accounting services. Acquisition expenses also include fees incurred in connection with acquisition of certain bankruptcy assets from Beall Corporation, which closed during the first quarter of 2013.

Other Income (Expense)

Interest expense for 2012 totaled $21.7 million, an increase of $17.6 million, compared to the prior year period, primarily due to interest and non-cash accretion charges of $3.0 million related to our Convertible Senior Notes and Term Loan Credit Agreement entered into in connection with the Walker acquisition.

Income Taxes

In 2012, we recognized income tax benefit of $57.0 million compared to expense of $0.2 million in 2011. The benefit realized in 2012 was primarily due to the reversal of a majority of the valuation allowance against the net deferred income tax assets. As of December 31, 2012, we had $111 million of remaining U.S. Federal income tax net operating loss carryforwards, which will begin to expire in 2028 if unused, and which may be subject to other limitations under IRS rules. We have various multi-state income tax net operating loss carryforwards, which have been recorded as a deferred income tax asset, of approximately $12 million, before valuation allowances. We also have various U.S. Federal income tax credit carryforwards of approximately $1 million, which will expire beginning in 2023, if unused. As a result, in 2013 we estimate our effective tax rate to be approximately forty percent; however, due to our remaining income tax net operating loss carryforwards, we do not anticipate our cash taxes to be materially different from those paid in 2012 of approximately $0.6 million.

2011 Compared to 2010

Net Sales

Net sales in 2011 were $1.2 billion, an increase of $546.8 million, or 85.4%, compared to 2010. By operating segment, net external sales and related trailers sold were as follows (dollars in millions):

	Year Ended December 31,
			Change
	2011	2010	$	%
Sales by Segment
Commercial Trailer Products	$1,010.1	$529.2	$480.9	90.9
Diversified Products	52.0	22.1	29.9	135.3
Retail	125.1	89.1	36.0	40.4
Total	$1,187.2	$640.4	$546.8	85.4
New Trailers	(units)
Commercial Trailer Products	44,800	23,400	21,400	91.5
Retail	2,800	1,500	1,300	86.7
Total	47,600	24,900	22,700	91.2
Used Trailers	(units)
Commercial Trailer Products	2,100	1,100	1,000	90.9
Retail	1,600	1,600	—	—
Total	3,700	2,700	1,000	37.0

Commercial Trailer Product segment sales were $1.0 billion for 2011, up $480.9 million, or 90.9%, compared to 2010. The increase in sales was due primarily to a 91.5% increase in new trailer shipments as approximately 44,800 trailers shipped in 2011 compared to 23,400 trailers shipped in 2010 as a result of the continued strengthening in market demand. This increase in unit volume was offset by a slight decrease of 0.3% in average selling prices as compared to 2010 primarily due to customer and product mix. Used trailer sales increased $4.2 million, or 45.3%, as a result of the 90.9% increase in shipments resulting from an increase in trade activity during 2011 as compared to 2010. This increase in volume was partially offset by a 20.0% decrease in the average selling price as compared to 2010 due to product mix.

Diversified Products segment sales, net of intersegment sales, were $52.0 million for 2011, up $29.9 million, or 135.3%, compared to 2010. The increase in sales is primarily due to increased demand across all our Wabash Composite product offerings and new business opportunities identified during 2011 as we continued to gain momentum in our efforts to diversify our business. More specifically, 2011 included sales of approximately $7.3 million related to the shipment of approximately 300 frac tanks. Wabash Composite sales were $43.8 million in 2011, which was an increase of $22.4 million, or 104.3%, compared to the 2010 period as a result of increased demand, market penetration and overall acceptance of our product offerings.

Retail segment sales were $125.1 million in 2011, up $36.0 million, or 40.4%, compared to 2010. New trailer sales increased $28.1 million, or 72.9%, due to an 86.7% increase in shipments. Used trailer sales decreased $0.3 million, or 2.2%, due to a slight decrease in average selling prices. Parts and service sales were up $8.1 million, or 21.9%, due to increased market demand.

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

Cost of sales is composed of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight and overhead expenses. Material costs were 78.2% of net sales in 2011 compared to 75.8% in 2010. The 2.4% increase was primarily the result of increases in component costs as well as higher costs for raw material commodities, such as steel, aluminum and plastic, which we were unable to fully pass along to our customers. However, other manufacturing costs decreased from 21.2% of net sales in 2010 to 18.0% in 2011. The 3.2% decrease is primarily the result of a 21,400 unit increase in new trailer sales as compared 2010, which resulted in allocating our fixed overhead costs over more trailers. These decreases in other manufacturing costs for the current period were offset by labor inefficiencies caused by the increase of approximately 1,000 hourly associates during 2011 required to meet the increased demand for trailers.

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

Gross Profit

Gross profit for 2011 was $66.7 million, an increase of $38.6 million compared to 2010. Gross profit as a percent of sales was 5.6% compared to 4.4% for 2010. Gross profit by segment was as follows (in millions):

	Year Ended December 31,
			Change
	2011	2010	$	%
Gross Profit by Segment:
Commercial Trailer Products	$38.5	$15.8	$22.7	143.7
Diversified Products	18.1	5.2	12.9	248.1
Retail	9.9	7.7	2.2	28.6
Corporate and Eliminations	0.2	(0.6)	0.8	(133.3)
Total	$66.7	$28.1	$38.6	137.4

Commercial Trailer Products segment gross profit was $38.5 million for 2011 compared to $15.8 million in 2010. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales, was 3.6% in 2011 as compared to 2.8% in 2010. The increase in gross profit and gross profit margin was primarily driven by a 91.5% increase in new trailer volumes.

Diversified Products segment gross profit was $18.1 million for 2011 compared to $5.2 million in 2010. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales, was 17.0% in 2011 compared to 12.1% in 2010. The increase in gross profit and gross profit margin was driven by increased demand across all of our Wabash Composite product offerings, including truck bodies, AeroSkirts® and portable storage containers as well as improved margins from our wood floor operations due to the increased demand requirements for our dry van trailers during the current period.

Retail segment gross profit was $9.9 million for 2011, an increase of $2.2 million compared to 2010. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales, was 7.9% compared to 8.6% for 2010. The decrease in gross profit margin is primarily due to product mix as new trailer sales, which carry a lower margin, increased 72.9%.

General and Administrative Expenses

General and administrative expenses increased $1.1 million, or 3.7%, to $31.0 million in 2011 compared to 2010 primarily due to a $2.7 million increase in salaries and other employee related costs due to the reinstatement of compensation levels that were reduced during 2009 and 2010 to adjust our cost structure to match the current market demand. This increase was partially offset by a decrease in bad debt expense for 2011 and lower professional fees and outside services primarily related to legal defense costs. However, as a percentage of net sales, general and administrative expenses decreased to 2.6% as compared to 4.7% in 2010 as we continued to leverage the improvements made to our overhead structure and benefit from the increased demand levels.

Selling Expenses

Selling expenses increased $2.3 million, or 21.7%, to $13.0 million in 2011 compared to 2010. This increase is primarily due to a $1.5 million increase in salaries and other employee related costs due to the reinstatement of the compensation levels that were reduced during 2009 and 2010 to adjust our cost structure to match the current market demand coupled with higher advertising and promotional activities. However, as a percentage of net sales, selling expenses decreased to 1.1% as compared to 1.7% in 2010 as we continue to leverage the improvements made to our overhead structure and benefit from the increased demand levels.

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

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of debt and equity. As of December 31, 2012, our debt to equity ratio was approximately 1.6:1.0. Our long-term objective is to generate operating cash flows sufficient to fund normal working capital requirements, to fund capital expenditures and to be positioned to take advantage of market opportunities including the ability to improve our capital structure through debt repayments. For 2013, we expect to fund operations, working capital requirements and capital expenditures through cash flows from operations as well as available borrowings under our existing Credit Agreement.

Debt Agreements and Related Amendments

Walker Acquisition and Issuance of Convertible Senior Notes

On May 8, 2012, we completed the acquisition (the “Walker Acquisition”) of all of the equity interests of Walker Group Holdings LLC (“Walker”) from Walker Group Resources LLC (“Seller”), the parent of Walker, pursuant to the Purchase and Sale Agreement, dated March 26, 2012, by and among us, Walker and Seller (the “Purchase and Sale Agreement”). The aggregate consideration we paid for the Walker Acquisition was $375.0 million in cash, subject to post-closing purchase price adjustments related to the acquired working capital. We financed the Walker Acquisition and related fees and expenses using the proceeds from our offering of 3.375% Convertible Senior Notes due 2018 and borrowings under the Term Loan Credit Agreement.

Walker is a manufacturer of liquid-transportation systems and engineered products based in New Lisbon, Wisconsin. Walker manufacturing operations are integrated into our Diversified Products segment while Walker retail operations are integrated into our Retail segment in a manner that is consistent with our focus to leverage operational and market synergies. Walker has manufacturing facilities for its liquid-transportation products in New Lisbon, Wisconsin; Fond du Lac, Wisconsin; Kansas City, Missouri; and Queretaro, Mexico with parts and service centers in Houston, Texas; Baton Rouge, Louisiana; Findlay, Ohio; Chicago, Illinois; Mauston, Wisconsin; West Memphis, Arkansas; and Ashland, Kentucky. Manufacturing facilities for Walker’s engineered products are located in New Lisbon, Wisconsin; Elroy, Wisconsin; and Huddersfield, United Kingdom with parts and service centers in Tavares, Florida; Dallas, Texas; and Philadelphia, Pennsylvania.

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

We account separately for the liability and equity components of the Notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. We determined that senior, unsecured corporate bonds traded on the market represent a similar liability to the convertible senior notes without the conversion option. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, we estimated the implied interest rate of the Notes to be 7.0%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the Notes, which resulted in a fair value of the liability component of $123.8 million upon issuance, calculated as the present value of implied future payments based on the $150.0 million aggregate principal amount. The $21.7 million difference between the cash proceeds before offering expenses of $145.5 million and the estimated fair value of the liability component was recorded in additional paid-in capital. The discount on the liability portion of the Notes will be amortized.

Revolving Credit Agreement

On April 17, 2012, we entered into an amendment (the “Second Amendment”) to our then-existing credit agreement, dated June 28, 2011, by and among us, certain of our subsidiaries and the lender parties thereto (the “Existing Credit Agreement”). The Second Amendment was executed to permit the issuance of our Notes discussed above, and the conversion, possible redemption and other arrangements in connection with the Notes.

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

In August 2011, we entered into the First Amendment to Credit Agreement (the “First Amendment”) with our lenders under our Existing Credit Agreement. The First Amendment was entered into to permit an increase to the total commitment from $150 million to $175 million. Under the Existing Credit Agreement, we had the option, subject to certain conditions, to request up to two increases to the $150 million Revolver in minimum increments of $25 million and not to exceed $50 million in the aggregate (any such increase, a “Revolver Increase”). Pursuant to the First Amendment, we requested a Revolver Increase of $25 million. All lenders under the Credit Agreement agreed to participate in the Revolver Increase and the Revolver Increase was effective in August 2011.

Our previous loan and security agreement entered into in July 2009 and, as amended in May 2010, had a capacity of $100 million, subject to a borrowing base and other discretionary reserves, and a maturity of August 3, 2012. This facility, as amended, was entered into to permit the early redemption of our Series E-G Preferred Stock and required us to pay down our revolving credit facility by at least $23.0 million. The repayment did not reduce our revolving loan commitments. Pursuant to this facility, if the availability under our revolving credit facility was less than $15.0 million at any time before the earlier of August 14, 2011 or the date that monthly financial statements were delivered for the month ending June 30, 2011, we could have been required to maintain a varying minimum EBITDA and would have been restricted in the amount of capital expenditures we could have made during such period. If our availability was less than $20.0 million thereafter, we would have been required to maintain a fixed charge coverage ratio for the 12 month period ending on the last day of the calendar month that ended most recently prior to such time of not less than 1.1 to 1.0.

Furthermore, under the previous loan and security agreement, we could not repurchase or redeem our common stock and could not pay cash dividends to our common stockholders until after August 3, 2011, and then only if (i) no default was or events of default were in existence or would have been caused by such purchase, redemption or payment, (ii) immediately after such purchase, redemption or payment, we had unused availability of at least $40 million, (iii) the amount of all cash dividends paid did not exceed $20 million in any fiscal year and (iv) at least 5 business days prior to the purchase, redemption or payment, an officer of the Company delivered a certificate to its lenders certifying that the conditions precedent in clauses (i) – (iii) have been satisfied. We were, however, permitted to repurchase stock from employees upon termination of their employment so long as no default or event of default existed at the time or would have been caused by such repurchase and such repurchases did not exceed $2.5 million in any fiscal year.

As of December 31, 2012, we were in compliance with all covenants of the Amended and Restated Revolving Credit Agreement.

Term Loan Credit Agreement

On May 8, 2012 and in connection with the completion of the Walker Acquisition, we entered into a credit agreement among us, the several lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, joint lead arranger and joint bookrunner (the “Term Agent”), and Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunner (the “Term Loan Credit Agreement”), which provided for a senior secured term loan facility of $300 million to be advanced at closing and provides for a senior secured incremental term loan facility of up to $75 million, subject to certain conditions, including (i) obtaining commitments from any one or more lenders, whether or not currently party to the Term Loan Credit Agreement, to provide such increased amounts and (ii) the available amount of incremental loans being reduced by the amount of any increases in the maximum revolver amount under the Amended and Restated Revolving Credit Agreement (discussed above). Also on May 8, 2012, certain of our subsidiaries (the “Term Guarantors”) entered into a general continuing guarantee of the Company’s obligations under the Term Loan Credit Agreement in favor of the Term Agent (the “Term Guarantee”).

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

Outstanding borrowings under the Term Loan Credit Agreement will bear interest at a rate, at the Borrowers’ election, equal to (i) LIBOR (subject to a floor of 1.25%) plus a margin of 4.75% or (ii) a base rate plus a margin of 3.75%. For the year ended December 31, 2012, we have paid $10.9 million of interest and $2.3 million of principal. As of December 31, 2012, we had $297.8 million outstanding under the Term Loan Credit agreement, of which $3.0 million was classified as current on our Condensed Consolidated Balance Sheet. In connection with the closing of the Term Loan Credit Agreement, we paid $7.5 million in original issuance discount fees which will be amortized over the life of the facility using the effective interest rate method. For the year ended December 31, 2012, we charged $0.6 million of amortization for original issuance discount fees as Interest Expense in the Condensed Consolidated Statements of Operations.

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

As of December 31, 2012, our interest coverage and senior secured leverage ratios were 6.9:1.0 and 1.5:1.0, respectively, and we were in compliance with all covenants under the Term Loan Credit Agreement.

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

Cash Flow

Cash provided by operating activities for 2012 totaled $76.0 million, compared to $1.2 million used in operating activities in 2011. The cash provided by operations during the current year period was the result of net income adjusted for various non-cash activities, including depreciation, amortization, deferred taxes, stock-based compensation and accretion of debt discount of $82.2 million, partially offset by a $6.2 million increase in our working capital. Increases in working capital for the current year period can be attributed to increased purchasing activities resulting from higher raw material requirements necessary to meet current production demand levels. Changes in key working capital accounts for 2012, 2011 and 2010 are summarized below (in millions):

				Change
Source (Use) of cash:	2012	2011	2010	2012	2011
Accounts receivable	$1.2	$(14.4)	$(20.8)	$15.6	$6.4
Inventories	41.7	(78.7)	(59.1)	120.4	(19.6)
Accounts payable and accrued liabilities	(46.8)	57.0	45.3	(103.8)	11.7
Net (use) source of cash	$(3.9)	$(36.1)	$(34.6)	$32.2	$(1.5)

Accounts receivable decreased by $1.2 million in 2012 as compared to an increase of $14.4 million in the prior year period. Excluding Walker, days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, decreased to approximately 12 days as of December 31, 2012, compared to 14 days in 2011. The decrease in accounts receivable for 2012 was primarily the result of the timing of shipments. Inventory decreased by $41.7 million during 2012 as compared to an increase of $78.7 million in 2011. The decrease in inventory for the 2012 period was primarily due to lower new trailer inventories at December 31, 2012. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year was approximately 7 times in both 2012 and 2011. Accounts payable and accrued liabilities decreased by $46.8 million in 2012 compared to an increase of $57.0 million for 2011. The decrease in 2012 was due primarily to timing of production as compared to the previous year period. Excluding Walker, days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 23 days in 2012 and 30 days for the 2011 period.

Investing activities used $380.8 million during 2012 compared to $7.2 million used in 2011. Cash used in investing activities in 2012 was primarily related to the Walker acquisition completed in the second quarter for $364.0 million, net of cash acquired, and other acquisition related costs. The current period also includes capital expenditures totaling $14.9 million to support growth and improvement initiatives at our facilities.

Financing activities provided $366.3 million during 2012 as a result of the issuance of our Convertible Senior Notes and borrowings under our Term Loan Credit Agreement which provided net proceeds before offering expenses of approximately $145.5 million and $292.5 million, respectively. The net proceeds received were used to fund the purchase price of the Walker Acquisition completed in the second quarter as well as related fees and expenses incurred as part of this transaction.

As of December 31, 2012, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $224.3 million, representing an increase of $98.6 million from December 31, 2011. Total debt and capital lease obligations amounted to $425.2 million as of December 31, 2012. As we continue to see improvements in the overall trailer industry, as well as our operating performance metrics, we believe our liquidity is adequate to fund operations, working capital needs and capital expenditures for 2013.

Capital Expenditures

Capital spending amounted to approximately $14.9 million for 2012 and is anticipated to be approximately $20 million for 2013. Capital spending for 2012 was primarily utilized to support growth and improvement initiatives within our facilities, including an investment of approximately $2.0 million to expand our paint capabilities at our Cadiz, Kentucky facility where we manufacture our platform trailers.

Off-Balance Sheet Transactions

As of December 31, 2012, we had approximately $10.2 million in operating lease commitments of which $7.4 million relate to commitments assumed from the Walker acquisition. We did not enter into any material off-balance sheet debt or operating lease transactions during the year.

Outlook

The demand environment for trailers remained healthy throughout 2012, as evidenced by our new trailer shipments during the current year period, a strong backlog, a trailer forecast by industry forecasters above replacement demand levels for the next several years and our ability to increase prices to recover material cost increases and improve margins. Recent estimates from industry forecasters, ACT and FTR, continue to provide further support for strong demand levels in 2013 and beyond as ACT is currently estimating demand to be approximately 255,000 trailers for 2013, representing an increase of 7% as compared to 2012, and forecasting continued strong demand levels into the foreseeable future with estimated annual average demand for the four year period ending 2017 of approximately 244,000 new trailers. Furthermore, FTR anticipates new trailer demand to be approximately 217,000 new trailers in 2013, representing a decrease of 6% as compared to 2012 while projecting a stronger new trailer demand in 2014 totaling 225,000 trailers. While there are downside concerns relating to issues with the global economy, unemployment, and housing and construction-related markets in the U.S., taking into consideration these industry forecasts, discussions with both our customers and suppliers as well as the need to renew an excessively aged trailer fleet, management expects demand for new trailers to continue to remain strong as we move into 2013.

Other challenges we face as we proceed into 2013 will primarily relate to managing raw material commodity and component costs. While most commodity costs have recently stabilized, raw material costs remain volatile. As has been our policy, we will endeavor to pass along raw material and component price increases to our customers in addition to continuing our hedging activities in an effort to minimize the risk of changes in commodity prices having a significant impact on our operating results.

We believe we are well-positioned for long-term growth in the trailer industry because: (1) our core customers are among the dominant participants in the trucking industry; (2) our DuraPlate® and other industry leading brand trailers continue to have increased market acceptance; (3) our focus is on developing solutions that reduce our customers’ trailer maintenance and operating costs providing the best overall value; and (4) our continued expansion of our presence through our Company-owned branch locations and independent dealer network.

Based on these industry demand forecasts, conversations with our customers regarding their current requirements, our existing backlog of orders and our continued efforts to be selective in our order acceptance to ensure we obtain appropriate value for our products, we estimate that for the full year 2013 total new trailers sold, including from Walker, will be between 45,000 and 48,000, which reflects volumes equal to or slightly stronger than 2012 demand levels. As a result of our commitment to recapture margins within our Commercial Trailer Products segment, our expectation for growth in trailer volumes is below the expected industry growth rate. However, we have already begun to realize the improvements in pricing and gross margins and we expect continued improvements as we progress into 2013. In addition, if the trailer market expands further as currently forecasted by ACT, we may have the ability to exceed these estimated levels in 2013.

We are not relying solely on volume and price recovery within the trailer industry to improve operations and enhance our profitability. Executing our strategic initiative to become a diversified industrial manufacturer will provide us the opportunity to address new markets, enhance our financial profile and reduce the cyclicality within our business. The Diversified Products segment has continued to gain momentum and generate increased revenues and earnings. While demand for some of these products is dependent on the development of new products, customer acceptance of our product solutions and the general expansion of our customer base and distribution channels, we anticipate the long-term growth rate of demand for these products to exceed that of our Commercial Trailer Products. The Walker Acquisition completed in May 2012, as well as our purchase of certain assets of Beall Corporation completed in February 2013, further diversifies our business, complements our leadership position in trailer manufacturing and related products and technologies and potentially provides for additional growth and value creation as we actively pursue margin enhancing synergies. In addition, we have been and will continue to focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

Contractual Obligations and Commercial Commitments

A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of December 31, 2012 are as follows (in millions):

	2013	2014	2015	2016	2017	Thereafter	Total
DEBT:
Revolving Facility (due 2017)	$—	$—	$—	$—	$—	$—	$—
Convertible Senior Notes (due 2018)	—	—	—	—	—	150.0	150.0
Term Loan Credit Facility (due 2019)	3.0	3.0	3.0	3.0	3.0	282.8	297.8
Industrial Revenue Bond	0.4	0.5	0.5	0.5	0.5	0.1	2.5
Capital Leases (including principal and interest)	1.4	1.1	0.7	0.6	0.6	1.5	5.9
TOTAL DEBT	$4.8	$4.6	$4.2	$4.1	$4.1	$434.4	$456.2
OTHER:
Operating Leases	$2.9	$2.2	$1.5	$1.3	$1.0	$1.3	$10.2
TOTAL OTHER	$2.9	$2.2	$1.5	$1.3	$1.0	$1.3	$10.2
OTHER COMMERCIAL COMMITMENTS:
Letters of Credit	$7.2	$—	$—	$—	$—	$—	$7.2
Raw Material Purchase Commitments	18.6	—	—	—	—	—	18.6
Used Trailer Purchase Commitments	10.8	—	—	—	—	—	10.8
TOTAL OTHER COMMERCIAL COMMITMENTS	$36.6	$—	$—	$—	$—	$—	$36.6
TOTAL OBLIGATIONS	$44.3	$6.8	$5.7	$5.4	$5.1	$435.7	$503.0

Scheduled payments for our Revolver exclude interest payments as rates are variable. Borrowings under the Revolver bear interest at a variable rate based on the London Interbank Offer Rate (LIBOR) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Outstanding borrowings under the Revolver bear interest at a rate, at our election, equal to (i) LIBOR plus a margin ranging from 1.75% to 2.25% or (ii) the prime rate of Wells Fargo Capital Finance, LLC plus a margin ranging from 0.75% to 1.25%, in each case depending upon the average daily unused availability under the Revolver. We are required to pay a monthly unused line fee equal to 0.375% times the average daily unused availability along with other customary fees and expenses of our agent and lenders.

Capital leases represent future minimum lease payments including interest. Operating leases represent the total future minimum lease payments.

We have $18.6 million in purchase commitments through December 2013 for various raw material commodities, including aluminum, steel, nickel and copper as well as other raw material components which are within normal production requirements.

We have used trailer purchase commitments totaling $10.8 million related to commitments with certain customers to accept used trailers on trade for new trailer purchases. These commitments arise in the normal course of business related to future new trailer orders at the time a new trailer order is placed by the customer.

We have standby letters of credit totaling $7.2 million issued in connection with workers compensation claims and surety bonds.

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

The table below presents information about the nature and rationale for our critical accounting estimates:

Balance Sheet Caption	Critical Estimate Item	Nature of Estimates Required	Assumptions/ Approaches Used	Key Factors
Other accrued liabilities and other non-current liabilities	Warranty	Estimating warranty requires us to forecast the resolution of existing claims and expected future claims on products sold.	We base our estimate on historical trends of trailers sold and payment amounts, combined with our current understanding of the status of existing claims, recall campaigns and discussions with our customers.	Failure rates and estimated repair costs
Accounts receivable	Allowance for doubtful accounts	Estimating the allowance for doubtful accounts requires us to estimate the financial capability of customers to pay for products.	We base our estimates on historical experience, the length of time an account is outstanding, customer’s financial condition and information from credit rating services.	Customer financial condition
Inventories	Lower of cost or market write-downs	We evaluate future demand for products, market conditions and incentive programs.	Estimates are based on recent sales data, historical experience, external market analysis and third party appraisal services.	Market conditions Product type
Property, plant and equipment, intangible assets, goodwill and other assets	Impairment of long-lived assets	We are required periodically to review the recoverability of certain of our assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.	We estimate cash flows using internal budgets based on recent sales data, and independent trailer production volume estimates.	Future production estimates
Deferred income taxes	Recoverability of deferred tax assets – in particular, net operating loss carry-forwards	We are required to estimate whether recoverability of our deferred tax assets is more likely than not based on forecasts of taxable earnings.	We use historical operating results for the past 3 years and projected future operating results, based upon our business plans, including a review of the eligible carry-forward period, tax planning opportunities and other relevant considerations.	Historical operating results Variances in future projected profitability, including by taxing entity Tax law changes

Balance Sheet Caption	Critical Estimate Item	Nature of Estimates Required	Assumptions/ Approaches Used	Key Factors
Additional paid-in capital	Stock-based compensation	We are required to estimate the fair value of all stock awards we grant.	We use a binomial valuation model to estimate the fair value of stock awards. We feel the binomial model provides the most accurate estimate of fair value.	Risk-free interest rate Historical volatility Dividend yield Expected term

In addition, there are other items within our financial statements that require estimation, but are not as critical as those discussed above. Changes in estimates used in these and other items could have a significant effect on our consolidated financial statements. The determination of the fair market value of new and used trailers is subject to variation, particularly in times of rapidly changing market conditions. A 5% change in the valuation of our new and used inventories at December 31, 2012, would be approximately $5 million.

Other

Inflation

We have historically been able to offset the impact of rising costs through productivity improvements as well as selective price increases. As a result, inflation has not had, and is not expected to have, a significant impact on our business.

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 permits an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is more than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of an indefinite-lived intangible asset exceeds its carrying amount, quantitative impairment testing is not required. However, if an entity concludes otherwise, quantitative impairment testing is required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU 2012-02 did not have a material impact on our audited consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption of ASU 2011-04 did not have a material impact on our audited consolidated financial statements.

In June 2011, the FASB amended ASU 2011-05, Comprehensive Income, Presentation of Comprehensive Income, which will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The guidance in ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured, or when it must be reclassified to net income. The guidance in ASU 2011-05 is effective for fiscal years and interim periods within those years beginning after December 15, 2011, and should be applied retrospectively. The Company adopted this standard using two consecutive statements.

In December 2011, The FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU

2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of AOCI in both net income and OCI on the face of the financial statements. The effective dates for ASU 2011-12 are consistent with the effective dates for ASU 2011-05 and, similar to the Company’s adoption of ASU 2011-05, the adoption of this guidance did not have a material impact on our audited consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which will require entities to provide information about amounts reclassified out of other comprehensive income by component. We are required to present, either on the face of the financial statements or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the Consolidated Statements of Operations. This amendment is effective for interim and annual periods beginning after December 15, 2012. The adoption of this guidance is not expected to have a material impact on our audited consolidated financial statements.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices and interest rates. The following discussion provides additional detail regarding our exposure to these risks.

a.  Commodity Price Risks

We are exposed to fluctuation in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, nickel, wood and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. Historically, we have managed aluminum price changes by entering into fixed price contracts with our suppliers. As of December 31, 2012, we had $18.6 million in raw material purchase commitments through December 2013 for materials that will be used in the production process. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.

b.  Interest Rates

As of December 31, 2012, we had no floating rate debt outstanding under our revolving facility. However, during 2012 we maintained an average floating rate borrowing level of $38.0 million under our revolving line of credit. In addition, as of December 31, 2012, we had outstanding borrowings under our Term Loan Credit Agreement totaling $297.8 million that bear interest at a floating rate, subject to a minimum interest rate. Based on the average borrowings under our revolving facility and the outstanding indebtedness under our Term Loan Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding $0.4 million change in interest expense over a one-year period. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

c.  Foreign Exchange Rates

We are subject to fluctuations in the British pound sterling and Mexican peso exchange rates that impact transactions with our foreign subsidiaries, as well as U.S. denominated transactions between these foreign subsidiaries and unrelated parties. A five percent change in the British pound sterling or Mexican peso exchange rates would have an immaterial impact on results of operations. We do not hold or issue derivative financial instruments for speculative purposes.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wabash National Corporation:

We have audited the accompanying consolidated balance sheets of Wabash National Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wabash National Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wabash National Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Indianapolis, Indiana
February 28, 2013

WABASH NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$81,449	$19,976
Accounts receivable	96,590	52,219
Inventories	189,487	189,533
Deferred income taxes	42,330	—
Prepaid expenses and other	8,239	2,317
Total current assets	$418,095	$264,045
PROPERTY, PLANT AND EQUIPMENT	132,146	96,591
DEFERRED INCOME TAXES	21,894	—
GOODWILL	146,444	—
INTANGIBLE ASSETS	171,990	19,821
OTHER ASSETS	12,057	7,593
	$902,626	$388,050
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$3,381	$—
Current portion of capital lease obligations	1,140	1,507
Accounts payable	87,299	107,985
Other accrued liabilities	104,873	59,024
Total current liabilities	$196,693	$168,516
LONG-TERM DEBT	416,849	65,000
CAPITAL LEASE OBLIGATIONS	3,781	3,314
DEFERRED INCOME TAXES	1,065	—
OTHER NONCURRENT LIABILITIES	15,511	4,874
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 68,378,984 and 68,165,668 shares outstanding, respectively	702	704
Additional paid-in capital	618,550	601,482
Accumulated deficit	(323,657)	(429,288)
Accumulated other comprehensive income	248	—
Treasury stock at cost, 1,870,205 and 1,815,671 common shares, respectively	(27,116)	(26,552)
Total stockholders' equity	$268,727	$146,346
	$902,626	$388,050

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
NET SALES	$1,461,854	$1,187,244	$640,372
COST OF SALES	1,298,031	1,120,524	612,289
Gross profit	$163,823	$66,720	$28,083
GENERAL AND ADMINISTRATIVE EXPENSES	44,751	30,994	29,876
SELLING EXPENSES	23,589	12,981	10,669
AMORTIZATION OF INTANGIBLES	10,590	2,955	2,955
ACQUISITION EXPENSES	14,409	—	—
Income (Loss) from operations	$70,484	$19,790	$(15,417)
OTHER INCOME (EXPENSE)
Interest expense	(21,724)	(4,136)	(4,140)
Increase in fair value of warrant	—	—	(121,587)
Other, net	(97)	(441)	(667)
Income (Loss) before income taxes	$48,663	$15,213	$(141,811)
INCOME TAX (BENEFIT) EXPENSE	(56,968)	171	(51)
Net income (loss)	$105,631	$15,042	$(141,760)
PREFERRED STOCK DIVIDENDS AND EARLY EXTINGUISHMENT	—	—	25,454
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$105,631	$15,042	$(167,214)
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$1.53	$0.22	$(3.36)

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
NET INCOME (LOSS)	$105,631	$15,042	$(141,760)
Other comprehensive income:
Foreign currency translation adjustment	248	—	—
Total other comprehensive income	248	—	—
COMPREHENSIVE INCOME (LOSS)	$105,879	$15,042	$(141,760)

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	Amount
BALANCES, December 31, 2009	30,376,374	$331	$355,747	$(277,116)	$—	$(25,477)	$53,485
Net loss for the year	—	—	—	(141,760)	—	—	(141,760)
Stock-based compensation	293,389	(2)	2,433	—	—	—	2,431
Stock repurchase	(51,355)	1	157	—	—	(542)	(384)
Preferred stock dividends and early extinguishment	—	—	—	(25,454)	—	—	(25,454)
Common stock issued in connection with:
Public offering	11,750,000	118	71,825	—	—	—	71,943
Exercise of warrant	25,486,532	254	168,006	—	—	—	168,260
Stock option plan	75,874	1	503	—	—	—	504
BALANCES, December 31, 2010	67,930,814	$703	$598,671	$(444,330)	$—	$(26,019)	$129,025
Net income for the year	—	—	—	15,042	—	—	15,042
Stock-based compensation	191,188	—	2,424	—	—	—	2,424
Stock repurchase	(50,848)	—	—	—	—	(533)	(533)
Common stock issued in connection with:
Public offering	—	—	(150)	—	—	—	(150)
Stock option plan	94,514	1	537	—	—	—	538
BALANCES, December 31, 2011	68,165,668	$704	$601,482	$(429,288)	$—	$(26,552)	$146,346
Net income for the year	—	—	—	105,631	—	—	105,631
Foreign currency translation	—	—	—	—	248	—	248
Stock-based compensation	186,368	(3)	4,388	—	—	—	4,385
Stock repurchase	(54,534)	—	—	—	—	(564)	(564)
Equity component of convertible senior notes, net of taxes	—	—	12,328	—	—	—	12,328
Common stock issued in connection with:
Stock option plan	81,482	1	352	—	—	—	353
BALANCES, December 31, 2012	68,378,984	$702	$618,550	$(323,657)	$248	$(27,116)	$268,727

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$105,631	$15,042	$(141,760)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	14,975	12,636	13,900
Amortization of intangibles	10,590	2,955	2,955
Net loss (gain) on sale of assets	203	(9)	431
Loss on early debt extinguishment	—	668	—
Deferred taxes	(57,283)	—	—
Increase in fair value of warrant	—	—	121,587
Stock-based compensation	5,149	3,398	3,489
Accretion of debt discount	2,972	—	—
Changes in operating assets and liabilities
Accounts receivable	1,180	(14,366)	(20,772)
Inventories	41,696	(78,683)	(59,062)
Prepaid expenses and other	736	(162)	3,024
Accounts payable and accrued liabilities	(46,786)	56,968	45,251
Other, net	(3,046)	386	650
Net cash provided by (used in) operating activities	$76,017	$(1,167)	$(30,307)
Cash flows from investing activities
Capital expenditures	(14,916)	(7,264)	(1,782)
Acquisition, net of cash acquired	(364,012)	—	—
Proceeds from the sale of property, plant and equipment	607	17	1,813
Other	(2,500)	—	—
Net cash (used in) provided by investing activities	$(380,821)	$(7,247)	$31
Cash flows from financing activities
Proceeds from exercise of stock options	354	538	504
Borrowings under revolving credit facilities	206,015	848,705	712,491
Payments under revolving credit facilities	(271,015)	(838,705)	(685,928)
Principal payments under capital lease obligations	(1,629)	(671)	(352)
Proceeds from issuance of convertible senior notes	145,500	—	—
Proceeds from issuance of term loan credit facility, net of issuance costs	292,500	—	—
Principal payments under term loan credit facility	(2,250)	—	—
Debt issuance costs paid	(5,134)	(1,989)	—
Proceeds from issuance of industrial revenue bond	2,500	—	—
Stock repurchase	(564)	(533)	(384)
Payments under redemption of preferred stock	—	—	(47,791)
Preferred stock issuance costs paid	—	—	(120)
Proceeds from issuance of common stock, net of expenses	—	(155)	71,948
Net cash provided by financing activities	$366,277	$7,190	$50,368
Net increase (decrease) in cash	$61,473	$(1,224)	$20,092
Cash at beginning of year	19,976	21,200	1,108
Cash at end of year	$81,449	$19,976	$21,200
Supplemental disclosures of cash flow information
Cash paid (received) during the period for
Interest	$16,050	$3,836	$3,474
Income taxes	$594	$73	$(3,084)

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

Wabash National Corporation (the “Company”) designs, manufactures and markets standard and customized truck and tank trailers, intermodal equipment and transportation related products under the Wabash®, Wabash National®, DuraPlate®, DuraPlate HD®, DuraPlate® XD-35®, DuraPlate AeroSkirt®, ArcticLite®, FreightPro®, RoadRailer®, TrustLock Plus®, Transcraft®, Eagle®, Eagle II®, D-Eagle®, Benson®, Walker® Transport, Walker® Stainless Equipment, Walker® Defense Group, Walker® Barrier Systems, Walker® Engineered Products, Brenner® Tank, Garsite, Progress Tank, TST®, Bulk Tank InternationalTM, Extract Technology®, and Beall® brand name or trademarks. The Company’s wholly-owned subsidiaries, Wabash National Trailer Centers, Inc. and Brenner Tank Services, LLC, sells new and used trailers through its retail network and provides aftermarket parts and service for the Company’s and competitors’ trailers and related equipment.

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

c. Revenue Recognition

The Company recognizes revenue from the sale of its products when the customer has made a fixed commitment to purchase a product for a fixed or determinable price, collection is reasonably assured under the Company’s normal billing and credit terms and ownership and all risk of loss has been transferred to the buyer, which is normally upon shipment to or pick up by the customer. Revenues on certain long-term contracts are recorded on a percentage of completion method, measured by the actual labor incurred to the estimated total labor for each project. Revenues exclude all taxes collected from the customer. Shipping and handling fees are included in Net Sales and the associated costs included in Cost of Sales in the Consolidated Statements of Operations.

d. Used Trailer Trade Commitments and Residual Value Guarantees

The Company has commitments with certain customers to accept used trailers on trade for new trailer purchases. These commitments arise in the normal course of business related to future new trailer orders at the time a new trailer order is placed by the customer. The Company acquired used trailers on trade of approximately $19.5 million, $16.2 million and $8.1 million in 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, the Company had approximately $10.8 million and $23.3 million, respectively, of outstanding trade commitments. On occasion, the amount of the trade allowance provided for in the used trailer commitments, or cost, may exceed the net realizable value of the underlying used trailer. In these instances, the Company’s policy is to recognize the loss related to these commitments at the time the new trailer revenue is recognized. Net realizable value of used trailers is measured considering market sales data for comparable types of trailers. The net realizable value of the used trailers subject to the remaining outstanding trade commitments was estimated by the Company to be approximately $10.8 million and $23.0 million as of December 31, 2012 and 2011, respectively.

e. Accounts Receivable

Accounts receivable are shown net of allowance for doubtful accounts and primarily include trade receivables. The Company records and maintains a provision for doubtful accounts for customers based upon a variety of factors including the Company’s historical experience, the length of time the account has been outstanding and the financial condition of the customer. If the circumstances related to specific customers were to change, the Company’s estimates with respect to the collectability of the related accounts could be further adjusted. The Company’s policy is to write-off receivables when they are determined to be uncollectible. Provisions to the allowance for doubtful accounts are charged to both General and Administrative Expenses and Selling Expenses in the Consolidated Statements of Operations. The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$1,233	$2,241	$2,790
(Income) expense	(153)	(981)	60
Write-offs, net	(222)	(27)	(609)
Balance at end of year	$858	$1,233	$2,241

f. Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured inventory includes raw material, labor and overhead. Inventories consist of the following (in thousands):

	December 31,
	2012	2011
Raw materials and components	$57,187	$54,000
Work in progress	24,849	2,332
Finished goods	82,930	115,095
Aftermarket parts	9,882	5,762
Used trailers	14,639	12,344
	$189,487	$189,533

g. Prepaid Expenses and Other

Prepaid expenses and other as of December 31, 2012 and 2011 were $8.2 million and $2.3 million, respectively. Prepaid expenses and other primarily includes items such as insurance premiums, maintenance agreements, restricted cash balances and other receivables. Insurance premiums and maintenance agreements are charged to expense over the contractual life, which is generally one year or less. As of December 31, 2012, the Company had restricted cash balances totaling $2.5 million pertaining to a financing arrangement for the expansion of its production facility in Cadiz, Kentucky which is expected to be utilized in 2013. Other receivables primarily consist of costs in excess of billings on long-term contracts for which the Company recognizes revenue on a percentage of completion basis.

h. Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Maintenance and repairs are charged to expense as incurred, while expenditures that extend the useful life of an asset are capitalized. Depreciation is recorded using the straight-line method over the estimated useful lives of the depreciable assets. The estimated useful lives are up to 33 years for buildings and building improvements and range from three to ten years for machinery and equipment. Depreciation expense, which is recorded in Cost of Sales and General and Administrative Expenses in the Consolidated Statements of Operations, as

appropriate, on property, plant and equipment was $12.7 million, $10.2 million and $11.3 million for 2012, 2011 and 2010, respectively, and includes amortization of assets recorded in connection with the Company’s capital lease agreements. In July 2008, the Company entered into a non-cash capital lease obligation for its manufacturing facility in Cadiz, Kentucky totaling $5.3 million. In 2010, the Company renegotiated the terms of the lease to reflect the current market value of the facility, reducing the total lease obligation to $4.7 million. Furthermore, in February 2012, the Company renegotiated a new, ten-year lease extension resulting in a capital lease obligation for this facility of $2.7 million and a cash payment at closing of $0.8 million. As of December 31, 2012 and 2011, the assets related to the Company’s capital lease agreements are recorded within Property, Plant and Equipment in the Consolidated Balance Sheet for the amount of $6.5 million and $5.9 million, respectively, net of accumulated depreciation of $1.4 million and $0.8 million, respectively.

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2012	2011
Land	$23,986	$21,387
Buildings and building improvements	106,679	92,507
Machinery and equipment	184,859	159,825
Construction in progress	8,753	4,864
	$324,277	$278,583
Less: accumulated depreciation	(192,131)	(181,992)
	$132,146	$96,591

i. Intangible Assets

As of December 31, 2012, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Tradenames and trademarks	20 years	$37,600	$(4,336)	$33,264
Customer relationships	10 years	146,000	(21,738)	124,262
Technology	12 years	15,300	(850)	14,450
Other	9 years	17,939	(17,925)	14
Total	12 years	$216,839	$(44,849)	$171,990

As of December 31, 2011, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Tradenames and trademarks	20 years	$10,000	$(2,917)	$7,083
Customer relationships	11 years	27,000	(14,318)	12,682
Other	9 years	17,039	(16,983)	56
Total	12 years	$54,039	$(34,218)	$19,821

Intangible asset amortization expense was $10.6 million, $3.0 million and $3.1 million for 2012, 2011 and 2010, respectively. Annual intangible asset amortization expense for the next 5 fiscal years is estimated to be $20.8 million in 2013; $20.9 million in 2014; $20.3 million in 2015; $19.1 million in 2016 and $15.9 million in 2017.

j. Goodwill

The changes in the carrying amounts of goodwill, all of which is included in the Company’s Diversified Products segment as of December 31, 2012 except for approximately $10.2 million allocated to the Company’s Retail segment, for the years ended December 31, 2012 and 2011 were as follows (in thousands):

Balance as of December 31, 2010	$—
Balance as of December 31, 2011	$—
Goodwill acquired	146,444
Balance as of December 31, 2012	$146,444

Goodwill represents the excess purchase price over fair value of the net assets acquired in the acquisition of Walker. The Company reviews goodwill for impairment annually on October 1 and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with ASC 350, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, (“ASU 2011-08”). Under this guidance, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.

In assessing the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments and assumptions. The judgments and assumptions include the identification of macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and Company specific events and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.

Based on the result of the qualitative assessment of the Company’s reporting units, the Company believes it is more likely than not that the fair value of its reporting units are greater than their carrying amount. No impairment was recognized in 2012, 2011 or 2010.

k. Other Assets

The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized software is amortized using the straight-line method over three to seven years. As of December 31, 2012 and 2011, the Company had software costs, net of amortization, of $0.9 million and $3.1 million, respectively. Amortization expense for 2012, 2011 and 2010 was $2.3 million, $2.3 million and $2.4 million, respectively.

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

m. Other Accrued Liabilities

The following table presents the major components of Other Accrued Liabilities (in thousands):

	December 31,
	2012	2011
Warranty	$14,886	$11,437
Payroll and related taxes	23,342	14,237
Self-insurance	7,702	5,390
Accrued taxes	5,578	6,239
Customer deposits	43,158	16,282
All other	10,207	5,439
	$104,873	$59,024

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2012	2011
Balance as of January 1	$11,437	$11,936
Provision for warranties issued in current year	5,521	3,667
Walker acquisition	3,887	—
Recovery of pre-existing warranties	(750)	(1,992)
Payments	(5,209)	(2,174)
Balance as of December 31	$14,886	$11,437

The Company offers a limited warranty for its products with a coverage period that ranges between one and five years, provided that the coverage period for DuraPlate® trailer panels beginning with those panels manufactured in 2005 or after is ten years. The Company passes through component manufacturers’ warranties to our customers. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.

The following table presents the changes in the self-insurance accrual included in Other Accrued Liabilities (in thousands):

Self-Insurance Accrual
Balance as of January 1, 2011	$5,403
Expense	16,466
Payments	(16,479)
Balance as of December 31, 2011	$5,390
Expense	25,336
Walker acquisition	2,034
Payments	(25,058)
Balance as of December 31, 2012	$7,702

The Company is self-insured up to specified limits for medical and workers’ compensation coverage. The self-insurance reserves have been recorded to reflect the undiscounted estimated liabilities, including claims incurred but not reported, as well as catastrophic claims as appropriate.

n. Income Taxes

The Company determines its provision or benefit for income taxes under the asset and liability method. The asset and liability method measures the expected tax impact at current enacted rates of future taxable income or deductions resulting from differences in the tax and financial reporting basis of assets and liabilities reflected in the Consolidated Balance Sheets. Future tax benefits of tax losses and credit carryforwards are recognized as deferred tax assets. Deferred tax assets are reduced by a valuation allowance to the extent management determines that it is more-likely-than-not the Company would not realize the value of these assets.

The Company accounts for income tax contingencies by prescribing a “more-likely-than-not” recognition threshold that a tax position is required to meet before being recognized in the financial statements.

o. Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and customer receivables. We place our cash with high quality financial institutions. Generally, we do not require collateral or other security to support customer receivables.

p. Research and Development

Research and development expenses are charged to earnings as incurred and were $1.7 million, $1.0 million and $0.9 million in 2012, 2011 and 2010, respectively.

q. New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 permits an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is more than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of an indefinite-lived intangible asset exceeds its carrying amount, quantitative impairment testing is not required. However, if an entity concludes otherwise, quantitative impairment testing is required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU 2012-02 did not have a material impact on the Company’s audited consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption of ASU 2011-04 did not have a material impact on the Company’s audited consolidated financial statements.

In June 2011, the FASB amended ASU 2011-05, Comprehensive Income, Presentation of Comprehensive Income, which will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The guidance in ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured, or when it must be reclassified to net income. The guidance in ASU 2011-05 is effective for fiscal years and interim periods within those years beginning after December 15, 2011, and should be applied retrospectively. The Company adopted this standard using two consecutive statements.

In December 2011, The FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of AOCI in both net income and OCI on the face of the financial statements. The effective dates for ASU 2011-12 are consistent with the effective dates for ASU 2011-05 and, similar to the Company’s adoption of ASU 2011-05, the adoption of this guidance did not have a material impact on the Company’s audited consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which will require entities to provide information about amounts reclassified out of other comprehensive income by component. The Company is required to present, either on the face of the financial statements or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the Consolidated Statements of Operations. This amendment is effective for interim and annual periods beginning after December 15, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s audited consolidated financial statements.

3.	ACQUISITION OF WALKER GROUP HOLDINGS LLC

On May 8, 2012, the Company completed the acquisition (the “Walker Acquisition”) of all the equity interests of Walker Group Holdings LLC (“Walker”) from Walker Group Resources LLC, the parent of Walker (“Seller”), pursuant to the Purchase and Sale Agreement, dated March 26, 2012, by and among the Company, Walker and Seller (the “Purchase and Sale Agreement”). The aggregate consideration paid by the Company for the Walker Acquisition was $375.0 million in cash, subject to post-closing purchase price adjustments related to the acquired working capital. The Company financed the Walker Acquisition and related fees and expenses using the proceeds of the Company’s offering of 3.375% Convertible Senior Notes due 2018 and the Company’s borrowings under the Term Loan Credit Agreement (as described in further detail in Note 6).

Walker is a manufacturer of liquid-transportation systems and engineered products based in New Lisbon, Wisconsin. Walker manufacturing operations are integrated into the Company’s Diversified Products segment while Walker retail operations are integrated into the Retail segment in a manner that is consistent with its focus to leverage operational and market synergies. Walker has manufacturing facilities for its liquid-transportation products in New Lisbon, Wisconsin; Fond du Lac, Wisconsin; Kansas City, Missouri; and Queretaro, Mexico with parts and service centers in Houston, Texas; Baton Rouge, Louisiana; Findlay, Ohio; Chicago, Illinois; Mauston, Wisconsin; West Memphis, Arkansas; and Ashland, Kentucky. Manufacturing facilities for Walker’s engineered products are located in New Lisbon, Wisconsin; Elroy, Wisconsin; and Huddersfield, United Kingdom with parts and service centers in Tavares, Florida; Dallas, Texas; and Philadelphia, Pennsylvania.

The Company incurred various costs related to the Walker Acquisition including fees paid to an investment banker for acquisition services and the related bridge financing commitment as well as professional fees for diligence, legal and accounting totaling $14.1 million. These costs have been recorded as Acquisition Expenses in the Condensed Consolidated Statements of Operations.

The aggregate purchase price of $375.0 million was allocated to the opening balance sheet of Walker at May 8, 2012, the date of acquisition, which is still preliminary and subject to adjustment as, follows (in thousands):

Cash	$10,982
Current assets	93,409
Property, plant and equipment	32,541
Intangibles	162,800
Deferred income taxes	4,640
Goodwill	146,444
Total assets	$450,816
Current liabilities	$(74,722)
Deferred income taxes	(1,100)
Total liabilities	$(75,822)
$374,994
Acquisition, net of cash acquired	$364,012

Intangible assets of $162.8 million were recorded as a result of the acquisition. The intangible assets preliminarily consist of the following (in thousands):

	Amount	Useful Life
Backlog	$900	Less than 1 year
Tradenames and Trademarks	27,600	20 years
Technology	15,300	12 years
Customer relationships	119,000	10 years
	$162,800

Goodwill of $146.4 million was preliminarily recorded as a result of the Walker Acquisition in the Diversified Products and Retail segments. Goodwill is comprised of operational synergies that are expected to be realized in both the short and long-term and the opportunity to enter new market sectors with higher margin potential which will enable us to deliver greater value to our customers and shareholders. The Company expects the amount recorded as goodwill for the Walker Acquisition to be fully deductible for tax purposes.

Unaudited Pro forma Results

The results of Walker are included in the Consolidated Statements of Operations from the date of acquisition, including $270.1 million and $34.3 million of revenue and net income, respectively, for the year ended December 31, 2012. The following unaudited pro forma information is shown below as if the acquisition of Walker had been completed as of the beginning of the earliest period presented (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011
Sales	$1,597,920	$1,530,922
Operating income	$98,019	$52,213
Net income	$123,030	$17,428
Basic net income per share	$1.79	$0.25
Diluted net income per share	$1.78	$0.25

The information presented above is for informational purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at January 1, 2011, nor is it necessarily indicative of future operating results of the combined companies under the ownership and management of the Company.

4.	PER SHARE OF COMMON STOCK

Per share results have been calculated based on the average number of common shares outstanding. The calculation of basic and diluted net income (loss) per share is determined using net income (loss) applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2012	2011	2010
Basic net income (loss) per share
Net income (loss) applicable to common stockholders	$105,631	$15,042	$(167,214)
Undistributed earnings allocated to participating securities	(904)	(84)	—
Net income (loss) applicable to common stockholders excluding amounts applicable to participating securities	$104,727	$14,958	$(167,214)
Weighted average common shares outstanding	68,325	68,086	49,819
Basic net income (loss) per share	$1.53	$0.22	$(3.36)
Diluted net income (loss) per share:
Net income (loss) applicable to common stockholders	$105,631	$15,042	$(167,214)
Undistributed earnings allocated to participating securities	(904)	(84)	—
Net income (loss) applicable to common stockholders excluding amounts applicable to participating securities	$104,727	$14,958	$(167,214)
Weighted average common shares outstanding	68,325	68,086	49,819
Dilutive stock options and restricted stock	239	332	—
Diluted weighted average common shares outstanding	68,564	68,418	49,819
Diluted net income (loss) per share	$1.53	$0.22	$(3.36)

The calculation of average diluted shares outstanding for the periods ending December 31, 2012, 2011 and 2010 excludes the antidilutive effects of the following potential common shares (in thousands):

	Years Ended December 31,
	2012	2011	2010
Stock options and restricted stock	—	—	336
Redeemable warrants	—	—	12,890
Options to purchase common shares	1,676	1,376	1,437

Options to purchase common shares are considered potentially dilutive but were excluded from calculations of diluted net income (loss) per share as the exercise prices were greater than the average market price of the common shares. In addition, the calculation of diluted net income per share excludes the impact of the Company’s Convertible Senior Notes (see Note 6 for details) as the average stock price of the Company’s common stock was below the initial conversion price of approximately $11.70 per share for the year ending December 31, 2012. The Convertible Senior Notes may have a dilutive impact if the average market price of the Company’s common stock is above the conversion price.

5.	OTHER LEASE ARRANGEMENTS

The Company leases office space, manufacturing, warehouse and service facilities and equipment for varying periods under both operating and capital lease agreements. Future minimum lease payments required under these lease commitments as of December 31, 2012 are as follows (in thousands):

	Capital Leases	Operating Leases
2013	1,350	2,925
2014	1,061	2,201
2015	715	1,476
2016	644	1,257
2017	617	1,047
Thereafter	1,504	1,306
Total minimum lease payments	$5,891	$10,212
Interest	(970)
Present value of net minimum lease payments	$4,921

Total rental expense was $3.6 million, $3.0 million and $2.7 million for 2012, 2011 and 2010, respectively. As of December 31, 2012 the total minimum rentals to be received in future periods under these lease commitments was approximately $0.2 million.

6.	DEBT

Long-term debt consists of the following (in thousands):

	December 31,
	2012	2011
Convertible senior notes	$150,000	$—
Term loan credit facility	297,750	—
Revolver	—	65,000
Industrial revenue bond	2,500	—
	$450,250	$65,000
Less: unamortized discount	(30,020)	—
Less: current portion	(3,381)	—
	$416,849	$65,000

Maturities of long-term debt for the five years succeeding December 31, 2012 and thereafter are as follows (in thousands):

2013	$3,381
2014	3,475
2015	3,496
2016	3,517
2017	3,539
Thereafter	432,842
Maturities of long-term debt	$450,250

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

The Company accounts separately for the liability and equity components of the Notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. The Company determined that senior, unsecured corporate bonds traded on the market represent a similar liability to the convertible senior notes without the conversion option. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of the Notes to be 7.0%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the Notes, which resulted in a fair value of the liability component of $123.8 million upon issuance, calculated as the present value of implied future payments based on the $150.0 million aggregate principal amount. The $21.7 million difference between the cash proceeds before offering expenses of $145.5 million and the estimated fair value of the liability component was recorded in additional paid-in capital. The discount on the liability portion of the Notes will be amortized.

The Company will apply the treasury stock method in the calculation of the dilutive impact of the Notes. For the year ended December 31, 2012, the calculation of diluted net income per share excludes the impact of these Notes as the average stock price of the Company’s common stock was below the initial conversion price of approximately $11.70 per share.

The following table summarizes information about the equity and liability components of the Notes (dollars in thousands). The fair value of the notes outstanding were measured based on quoted market prices.

December 31, 2012
Principal amount of convertible notes outstanding	$150,000
Unamortized discount of liability component	(23,082)
Net carrying amount of liability component	126,918
Less: current portion	—
Long-term debt	$126,918
Carrying value of equity component, net of issuance costs	$20,993
Remaining amortization period of discount on the liability component	5.3 years

Contractual coupon interest expense and accretion of discount on the liability component for the Note for the year ended December 31, 2012 were as follow (in thousands):

Year Ended December 31, 2012
Contractual coupon interest expense	$3,488
Accretion of discount on the liability component	$2,411

Revolving Credit Agreement

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

Furthermore, on May 8, 2012 and in connection with the completion of the Walker Acquisition (see Note 3) and entering into the Term Loan Credit Agreement (as defined below), the Company repaid approximately $51 million of borrowings under its senior secured revolving credit facility, dated June 28, 2011, and entered into an amendment and restatement of that credit agreement among the Company, certain of its subsidiaries (together with the Company, the “Borrowers”), Wells Fargo Capital Finance, LLC, as joint lead arranger, joint bookrunner and administrative agent (the “Revolver Agent”), RBS Citizens Business Capital, a division of RBS Citizens, N.A., as joint lead arranger, joint bookrunner and syndication agent, and the other lenders named therein, as amended (the “Amended and Restated Revolving Credit Agreement”). Also on May 8, 2012, certain of the Company’s subsidiaries (the “Revolver Guarantors”) entered into a general continuing guarantee of the Borrowers’ obligations under the Amended and Restated Revolving Credit Agreement in favor of the lenders (the “Revolver Guarantee”).

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

In August 2011, the Company entered into the First Amendment to Credit Agreement (the “First Amendment”) with its lenders under the Company’s Existing Credit Agreement. The First Amendment was entered into to permit an increase to the total commitment from $150 million to $175 million. Under the Existing Credit Agreement, the Company had the option, subject to certain conditions, to request up to two increases to the $150 million Revolver in minimum increments of $25 million and not to exceed $50 million in the aggregate (any such increase, a “Revolver Increase”). Pursuant to the First Amendment, the Company requested a Revolver Increase of $25 million. All lenders under the Credit Agreement agreed to participate in the Revolver Increase and the Revolver Increase was effective in August 2011.

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

Furthermore, under the previous loan and security agreement, the Company could not repurchase or redeem its common stock and could not pay cash dividends to the Company’s common stockholders until after August 3, 2011, and then only if (i) no default was or events of default were in existence or would have been caused by such purchase, redemption or payment, (ii) immediately after such purchase, redemption or payment, the Company had unused availability of at least $40 million, (iii) the amount of all cash dividends paid by the Company did not exceed $20 million in any fiscal year and (iv) at least 5 business days prior to the purchase, redemption or payment, an officer of the Company delivered a certificate to its lenders certifying that the conditions precedent in clauses (i) – (iii) have been satisfied. The Company was, however, permitted to repurchase stock from employees upon termination of their employment so long as no default or event of default existed at the time or would have been caused by such repurchase and such repurchases did not exceed $2.5 million in any fiscal year.

As of December 31, 2012, the Company had no outstanding borrowings under the Amended and Restated Revolving Credit Agreement. As of December 31, 2011, the Company had $65.0 million outstanding. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the revolving credit facility, amounted to $224.3 million and $125.7 million as of December 31, 2012 and 2011, respectively. As of December 31, 2012, the Company was in compliance with all covenants of the Amended and Restated Revolving Credit Agreement.

Term Loan Credit Agreement

On May 8, 2012 and in connection with the completion of the Walker Acquisition (see Note 3), the Company entered into a credit agreement among the Company, the several lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, joint lead arranger and joint bookrunner (the “Term Agent”), and Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunner (the “Term Loan Credit Agreement”), which provided for a senior secured term loan facility of $300 million to be advanced at closing and provides for a senior secured incremental term loan facility of up to $75 million, subject to certain conditions, including (i) obtaining commitments from any one or more lenders, whether or not currently party to the Term Loan Credit Agreement, to provide such increased amounts and (ii) the available amount of incremental loans being reduced by the amount of any increases in the maximum revolver amount under the Amended and Restated Revolving Credit Agreement (discussed above). Also on May 8, 2012, certain of the Company’s subsidiaries (the “Term Guarantors”) entered into a general continuing guarantee of the Company’s obligations under the Term Loan Credit Agreement in favor of the Term Agent (the “Term Guarantee”).

The Term Loan Credit Agreement is guaranteed by the Term Guarantors and is secured by (i) first-priority liens on and security interests in the Term Priority Collateral, and (ii) second-priority security interests in the Revolver Priority Collateral. The Term Loan Credit Agreement has a scheduled maturity date of May 8, 2019 but provides for an accelerated maturity in the event the Company’s outstanding 3.375% Convertible Senior Notes due 2018 are not converted, redeemed, repurchased or refinanced in full on or before the date that is 91 days prior to the maturity date thereof. The loans under the Term Loan Credit Agreement amortize in equal quarterly installments in aggregate amounts equal to 1% of the original principal amount of the term loans issued thereunder, with the balance payable at maturity. The Term Loan Credit Agreement also contains conditions providing for either voluntary or mandatory prepayments. Conditions for mandatory prepayments include but are not limited to asset sales with proceeds in excess of $1 million and the amount of excess cash flows, as defined in the Term Loan Credit Agreement, to be calculated annually with the delivery of financial statements beginning with the fiscal year ended December 31, 2012.

Outstanding borrowings under the Term Loan Credit Agreement will bear interest at a rate, at the Borrowers’ election, equal to (i) LIBOR (subject to a floor of 1.25%) plus a margin of 4.75% or (ii) a base rate plus a margin of 3.75%. For the year ended December 31, 2012, the Company has paid $10.9 million of interest and $2.3 million of principal. As of December 31, 2012, the Company had $297.8 million outstanding under the Term Loan Credit agreement, of which $3.0 million was classified as current on the Company’s Condensed Consolidated Balance Sheet. In connection with the closing of the Term Loan Credit Agreement, the Company paid $7.5 million in original issuance discount fees which will be amortized over the life of the facility using the effective interest rate method. For the year ended December 31, 2012, the Company charged $0.6 million of amortization for original issuance discount fees as Interest Expense in the Condensed Consolidated Statements of Operations.

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

As of December 31, 2012, the Company’s interest coverage and senior secured leverage ratios were 6.9:1.0 and 1.5:1.0, respectively, and in compliance with all covenants under the Term Loan Credit Agreement.

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

Other Debt Facilities

On November 27, 2012, the Company entered into a loan agreement with GE Government Finance, Inc. as lender and the County of Trigg, Kentucky as issuer for a $2.5 million Industrial Revenue Bond. Funds will be used to purchase the equipment needed for the expansion of the Cadiz, Kentucky facility. The loan will bear interest at a rate of 4.25% and matures March 2018. As of December 31, 2012, we had $2.5 million outstanding of which $0.4 million was classified as current on our Consolidated Balance Sheet.

7.	FAIR VALUE MEASUREMENTS

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

The investments purchased by the Company (asset) include mutual funds, $0.4 million of which are classified as Level 1, and life-insurance contracts valued based on the performance of underlying mutual funds, $3.0 million of which are classified as Level 2.

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

Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition. Refer to Note 3 for the fair values of assets acquired and liabilities assumed in connection with the Walker Acquisition.

The carrying amounts of accounts receivable and accounts payable reported in the Consolidated Balance Sheets approximate fair value.

Estimated Fair Value of Debt

The estimated fair value of long-term debt at December 31, 2012 consists primarily of the Company’s Notes and borrowings under its Term Loan Credit Agreement (see Note 6). The fair value of the Notes, the Term Loan Credit Agreement and the revolving credit facility are based upon third party pricing sources, which generally does not represent daily market activity, nor does it represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the revolving credit facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings. All other debt and capital lease obligations approximate their fair value as determined by discounted cash flows and are classified as Level 3.

The Company’s carrying and estimated fair value of debt, at December 31, 2012 and 2011 were as follows:

	December 31, 2012				December 31, 2011
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Instrument
Convertible senior notes	$126,918	$—	165,563	$—	$—	$—	$—	$—
Term loan credit facility	290,812	—	293,720	—	—	—	—	—
Revolver	—	—	—	—	65,000	—	65,000	—
Industrial revenue bond	2,500	—	—	2,500	—	—	—	—
Capital lease obligations	4,921	—	—	4,921	4,821	—	—	4,821
	$425,151	$—	$459,283	$7,421	$69,821	$—	$65,000	$4,821
8.	ISSUANCE OF PREFERRED STOCK AND WARRANT

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

In May 2010, in connection with the Initial Offering (as discussed in Note 9), the Company redeemed (the “Redemption”) all outstanding shares of the Company’s Series E-G Preferred Stock at a liquidation value of $1,000 per share, or $35.0 million, plus accrued and unpaid dividends and a premium adjustment of 20% as required under the Securities Purchase Agreement for any redemption made prior to August 2014. The Series E Preferred, Series F Preferred and Series G Preferred were paid an annual dividend rate of 15%, 16% and 18%, respectively, based on liquidation value. The Company accrued all dividend payments on the Series E-G Preferred Stock totaling approximately $4.8 million through the Redemption date. The premium adjustment for early redemption of $8.0 million was applied to the sum of the liquidation value and accrued and unpaid dividends. The total redemption price of the Series E-G Preferred Stock, including accrued and unpaid dividends, was approximately $47.8 million. Certificates of elimination were filed on September 21, 2010 with the Secretary of State of the State of Delaware to eliminate from the Company’s Certificate of Incorporation all provisions that were set forth in the certificates of designation for the Series E-G Preferred Stock.

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

b. Preferred Stock

As discussed in Note 8, all outstanding shares of the Company’s Series E-G Preferred Stock, which were issued pursuant to the Securities Purchase Agreement in July 2009, were redeemed in May 2010. Additionally, the Company has a series of 300,000 shares of preferred stock designated as Series D Junior Participating Preferred Stock, par value $0.01 per share. As of December 31, 2012 and 2011, the Company had no Series D Junior Participating shares issued or outstanding.

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

In May 2011, the Company adopted and shareholders approved the 2011 Omnibus Incentive Plan (the “Omnibus Plan”). This plan provides for the issuance of stock options, restricted stock, stock appreciation rights and performance units to directors, officers and other eligible employees of the Company. The Omnibus Plan makes available approximately 7.5 million shares for issuance, subject to adjustments for stock dividends, recapitalizations and the like.

The Company recognizes all share-based payments to eligible employees based upon their fair value. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. Total stock-based compensation expense was $5.1 million, $3.4 million and $3.5 million in 2012, 2011 and 2010, respectively. The amount of compensation costs related to nonvested stock options, restricted stock, stock appreciation rights and performance units not yet recognized was $7.2 million at December 31, 2012, for which the weighted average remaining life was 1.7 years.

Stock Options

Stock options are awarded with an exercise price equal to the market price on the date of grant, become fully exercisable three years after the date of grant and expire ten years after the date of grant. The fair value of stock option awards is estimated on the date of grant using a binomial option-pricing model that uses the assumptions noted in the following table:

Valuation Assumptions	2012	2011	2010
Risk-free interest rate	1.99%	3.49%	3.77%
Expected volatility	78.8%	78.8%	70.1%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term	5 yrs.	5 yrs.	6 yrs.

The expected volatility is based upon the Company’s historical experience. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate utilized for periods throughout the contractual life of the options are based on U.S. Treasury security yields at the time of grant.

A summary of all stock option activity during 2012 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)
Options Outstanding at December 31, 2011	1,924,825	$12.02	5.1	$0.8
Granted	487,950	$10.55
Exercised	(81,482)	$4.33		$0.3
Forfeited	(4,626)	$14.85
Expired	(444,113)	$12.20
Options Outstanding at December 31, 2012	1,882,554	$11.92	6.2	$0.8
Options Exercisable at December 31, 2012	1,122,138	$12.95	4.4	$0.7

During 2012, 2011 and 2010, the Company granted 487,950, 410,531, and 10,000 stock options with aggregate fair values on the date of grant of $3.4 million, $2.7 million and less than $0.1 million, respectively. The weighted average estimated fair value of the stock options granted in 2012, 2011 and 2010 were $6.94, $6.70 and $1.35 per stock option, respectively. The total intrinsic value of stock options exercised during 2012, 2011 and 2010 was $0.3 million, $0.4 million and $0.4 million, respectively.

Restricted Stock

Restricted stock awards vest over a period of one to three years and may be based on the achievement of specific financial performance metrics. These shares are valued at the market price on the date of grant, are forfeitable in the event of terminated employment prior to vesting and could include the right to vote and receive dividends.

A summary of all restricted stock activity during 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Outstanding at December 31, 2011	558,618	$7.98
Granted	404,250	$9.83
Vested	(186,368)	$4.01
Forfeited	(2,550)	$10.41
Restricted Stock Outstanding at December 31, 2012	773,950	$9.89

During 2012, 2011 and 2010, the Company granted 404,250, 377,869 and 10,000 shares of restricted stock, respectively, with aggregate fair values on the date of grant of $4.0 million, $3.7 million and less than $0.1 million, respectively. The total fair value of restricted stock that vested during 2012, 2011 and 2010 was $1.9 million, $1.9 million and $2.2 million, respectively.

Cash-Settled Performance Units and Stock Appreciation Rights

In March 2010, the Company awarded eligible employees 326,250 cash-settled stock appreciation rights and 434,661 performance units. The stock appreciation rights vest at the end of a three year period and provide each participant with the right to receive payment in cash representing the appreciation in the market value of the Company’s common stock from the grant date to the award’s vesting date. The per share exercise price of a stock appreciation right is equal to the closing market price of the Company’s stock on the date of grant. As of December 31, 2012 and 2011, the weighted average fair market value of each remaining stock appreciation right was $1.52, $2.68 and $8.70, respectively, and will be remeasured at each reporting period using a binomial option-pricing model. The performance units vest at the end of a three year period and provide each participant with the right to receive payments in cash, upon vesting, for the lesser of the market value of the Company’s stock on the date of grant or the vesting date. As of December 31, 2012, 2011 and 2010, the weighted average fair market value of each performance unit was $7.45 and will be remeasured at each reporting period using a binomial option-pricing model. The number of performance units actually awarded to eligible employees was based on the achievement of specific financial performance metrics.

11.	EMPLOYEE SAVINGS PLANS

Substantially all of the Company’s employees are eligible to participate in a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company also provides a non-qualified defined contribution plan for senior management and certain key employees. Both plans provide for the Company to match, in cash, a percentage of each employee’s contributions up to certain limits. As of September 1, 2008, the Company reduced the matching contribution for its 401(k) plan and suspended all matching contributions to the non-qualified plan. As of April 1, 2009, the Company temporarily suspended all matching contributions for its 401(k) plan. The temporary suspension of all matching contributions was effective throughout 2011 and, therefore, no matching expenses were incurred for 2011 and 2010. Subsequently, as of January 1, 2012,

the Company reinstated the temporary suspension of all matching contributions and the related expense for these plans for 2012 totaled approximately $3.1 million.

12.	INCOME TAXES

a. Income (Loss) Before Income Taxes

The consolidated income (loss) before income taxes for 2012, 2011 and 2010 consists of the following (in thousands):

	2012	2011	2010
Domestic	$48,533	$15,213	$(141,867)
Foreign	130	—	56
Total income (loss) before income taxes	$48,663	$15,213	$(141,811)

b. Income Tax Expense (Benefit)

The consolidated income tax expense (benefit) for 2012, 2011 and 2010 consists of the following components (in thousands):

	2012	2011	2010
Current
Federal	$—	$14	$(163)
State	174	157	112
Foreign	141	—	—
Deferred
Federal	(46,378)	—	—
State	(10,871)	—	—
Foreign	(34)	—	—
Total consolidated (benefit) expense	$(56,968)	$171	$(51)

The Company’s following table provides a reconciliation of differences from the U.S. Federal statutory rate of 35% as follows (in thousands):

	2012	2011	2010
Pretax book income (loss)	$48,663	$15,213	$(141,811)
Federal tax expense (benefit) at 35% statutory rate	17,032	5,325	(49,634)
State and local income taxes	2,619	917	(6,981)
Foreign tax rate differential	(14)	—	—
Reversal of income tax valuation allowance against net deferred tax assets	(59,887)	—	—
(Utilization of) Provisions for valuation allowance for net operating losses and credit carrryforwards – U.S. and states	(19,528)	(6,060)	7,604
Effect of non-deductible adjustment to fair market value of warrants	—	—	48,635
Effect of non-deductible stock-based compensation	—	—	395
Other	2,810	(11)	(70)
Total income tax expense (benefit)	$(56,968)	$171	$(51)

c. Deferred Taxes

The Company’s deferred income taxes are primarily due to temporary differences between financial and income tax reporting for the depreciation of property, plant and equipment, amortization of intangibles, compensation adjustments, inventory adjustments, other accrued liabilities and tax credits and losses carried forward.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2012 and 2011, the Company utilized $19.5 and $6.1 million, respectively, of previously recognized net valuation allowances primarily due to accumulation of pretax income. Companies are required to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, both positive and negative, using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.

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

As of December 31, 2011, the Company had been in a cumulative three-year pre-tax loss position since the quarter ended December 31, 2009. The cumulative three-year loss is considered significant negative evidence which is objective and verifiable. Positive evidence considered by the Company in its assessment included lengthy operating loss carryforward periods, a lack of unused expired operating loss carryforwards in the Company’s history and estimates of future taxable income. However, there was uncertainty as to the Company’s ability to meet its estimates of future taxable income in order to recover its deferred tax assets in the United States.

After considering both the positive and negative evidence management determined that it was not more-likely-than-not that it would realize the value of its deferred tax assets. As a result, the Company continued to record a full valuation allowance against its net deferred tax assets as of December 31, 2011.

By the end of 2012, management concluded that profitability in recent years and a business outlook showing continued profitability combined with a lengthy operating loss carryforward period, provided assurance that the future tax benefits more likely than not will be realized. Accordingly, during the fourth quarter of 2012, the Company released $59.9 million of valuation allowance against its net deferred tax assets, resulting in a benefit in the provision for income taxes. Furthermore, the Company has retained a valuation allowance against $1.9 million of deferred tax assets related to various state and local operating loss carryforwards that are subject to restrictive rules for future utilization.

As of December 31, 2012, the Company has U.S. federal tax net operating loss carryforwards (“NOLs”) of approximately $111 million, which will expire beginning in 2028, if unused, and which may be subject to other limitations under Internal Revenue Service (the “IRS”) rules. The Company has various, multistate income tax net operating loss carryforwards, which have been recorded as a deferred income tax asset, of approximately $12 million, before valuation allowances. The Company also has various U.S. federal income tax credit carryforwards, which will expire beginning in 2023, if unused.

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

On May 28, 2010 a change of ownership did occur resulting from the issuance of 11,750,000 shares of common stock, which invoked a limitation on the utilization of pre-ownership change U.S. Federal NOLs under Section 382. Pre-ownership change U.S. Federal NOLs at December 31, 2012 are $99 million. Management has estimated the annual U.S. Federal NOL limitations under IRC Section 382 through 2014 are $80 million for 2013 and $19 million for 2014. To the extent the limitation in any year is not reached, any remaining limitation can be carried forward indefinitely to future years. Post-ownership change U.S. Federal NOLs at December 31, 2012 are $12 million, which is currently not subject to utilization limits.

The components of deferred tax assets and deferred tax liabilities as of December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
Deferred tax assets
Tax credits and loss carryforwards	$51,811	$75,836
Accrued liabilities	6,816	4,952
Incentive compensation	12,913	8,988
Other	6,897	5,800
	$78,437	$95,576
Deferred tax liabilities
Property, plant and equipment	(163)	(828)
Intangibles	(4,026)	(3,421)
Prepaid assets	(1,160)	(413)
Convertible note equity component	(7,846)	—
Other	(231)	(242)
	$(13,426)	$(4,904)
Net deferred tax asset before valuation allowances and reserves	$65,011	$90,672
Valuation allowances	(1,852)	(81,267)
Uncertain tax positions	—	(9,405)
Net deferred tax asset	$63,159	$—

d. Tax Reserves

The Company’s policy with respect to interest and penalties associated with reserves or allowances for uncertain tax positions is to classify such interest and penalties in income tax expense in the Statements of Operations. As of December 31, 2012 and 2011, the total amount of unrecognized income tax benefits was approximately $11.0 and $10.1 million, respectively, all of which, if recognized, would impact the effective income tax rate of the Company. As of December 31, 2012 and 2011, the Company had recorded a total of $0.4 million and $0.6 million, respectively, of accrued interest and penalties related to uncertain tax positions.

The Company foresees no significant changes to the facts and circumstances underlying its reserves and allowances for uncertain income tax positions as reasonably possible during the next 12 months. As of December 31, 2012, the Company is subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2002 through 2012. The Company is also subject to unexpired statutes of limitation for Indiana state income taxes for the years 2002 through 2012.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands) and all balances as of December 31, 2012 are included in Other Noncurrent Liabilities in the Company’s consolidated Balance Sheet:

Balance at January 1, 2011	$10,095
Increase in prior year tax positions	—
Balance at December 31, 2011	$10,095
Increase in prior year tax positions	885
Balance at December 31, 2012	$10,980
13.	COMMITMENTS AND CONTINGENCIES

a. Litigation

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, and is periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, “governmental examinations”). As of December 31, 2012, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

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

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná Brazil. On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damages amount is approximately R$26.7 million (Brazilian Reais), which is approximately $13.1 million U.S. dollars using current exchange rates and exclusive of any potentially court-imposed interest, fees or inflation adjustments (which are currently estimated at a maximum of approximately $54 million, at current exchange rates, but may change with the passage of time and/or the discretion of the court at the time of final judgment in this matter). Due, in part, to the amount and type of damages awarded by the Fourth Civil Court of Curitiba, Wabash immediately filed for clarification of the judgment, which renders the judgment unenforceable at this time. Upon receipt of a clarified judgment from the Fourth Civil Court of Curitiba, Wabash also plans to appeal the judgment to the State of Paraná Court of Appeals. The Court of Appeals has the authority to re-hear all facts presented to the lower court, as well as to reconsider the legal questions presented in the case, and to render a new judgment in the case without regard to the lower court’s findings. Pending outcome of this appeal process, the judgment is not enforceable by the plaintiff. Any ruling from the Court of Appeals is not expected prior to the second quarter of 2013, and, accordingly, the judgment rendered by the lower court cannot be enforced prior to that time, and may be overturned or reduced as a result of this process. The Company believes that the claims asserted by BK are without merit and it intends to continue to vigorously defend its position. The Company has not recorded a charge with respect to this loss contingency as of December 31, 2012. Furthermore, at this time, the Company does not have sufficient information to predict the ultimate outcome of the case and are unable to estimate the amount of any reasonable possible loss or range of loss that it may be required to pay at the conclusion of the case. The Company will reassess the need for the recognition of a loss contingency upon the receipt of a clarified judgment and assignment of the case in the Court of Appeals, upon a decision to settle this case with the plaintiffs or an internal decision as to an amount that the Company would be willing to settle or upon the outcome of the appeals process.

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

Walker Acquisition

As indicated in Note 3, on May 8, 2012, the Company completed the Walker Acquisition pursuant to the Purchase and Sale Agreement for $375.0 million in cash, subject to post-closing purchase price adjustments related to the acquired working capital. The amount of working capital acquired at the date of acquisition is currently in dispute between the Company and the Seller, which includes a claim for unpaid benefits owed by the seller as a result of the Company’s acquisition of Walker, and is expected to be resolved prior to the first anniversary date of the purchase. The Company does not expect that this matter will have a material adverse effect on its financial condition or results of operations.

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

In January 2012, the Company was noticed as a potentially responsible party (“PRP”) by the U.S. Environmental Protection Agency (“EPA”) and the Louisiana Department of Environmental Quality (“LDEQ”) pertaining to the Marine Shale Processors Site located in Amelia, Louisiana (“MSP Site”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and corresponding Louisiana statutes. The EPA’s allegation that the Company is a PRP arises out of one alleged shipment of waste to the MSP Site in 1992 from the Company’s branch facility in Dallas, Texas. As such, the MSP Site PRP Group notified the Company in January 2012 that, as a result of a March 18, 2009 Cooperative Agreement for Site Investigation and Remediation entered into between the MSP Site PRP Group and the LDEQ, the Company was being offered a “De Minimis Cash-Out Settlement” to contribute to the remediation costs, which would remain open until February 29, 2012. The Company chose not to enter into the settlement and has denied any liability. In addition, the Company has requested that the MSP Site PRP Group remove the Company from the list of PRPs for the MSP Site, based upon the following facts. The Company acquired this branch facility in 1997 — five years after the alleged shipment — as part of the assets the Company acquired out of the Fruehauf Trailer Corporation (“Fruehauf”) bankruptcy (Case No. 96-1563, United States Bankruptcy Court, District of Delaware (“Bankruptcy Court”)). As part of the Asset Purchase Agreement regarding the Company’s purchase of assets from Fruehauf, Wabash did not assume liability for “Off-Site Environmental Liabilities,” which are defined to include any environmental claims arising out of the treatment, storage, disposal or other disposition of any Hazardous Substance at any location other than any of the acquired locations/assets. The Bankruptcy Court, in an Order dated May 26, 1999, also provided that, except for those certain specified liabilities assumed by the Company under the terms of the Asset Purchase Agreement, the Company and its subsidiaries shall not be subject to claims asserting successor liability. The “no successor liability” language of the Asset Purchase Agreement and the Bankruptcy Court Order form the basis for the Company’s request that it be removed from the list of PRPs for the MSP Site. The MSP Site PRP Group is currently considering the Company’s request, but has provided no timeline to the Company for a response. However, the MSP Site PSP Group has agreed to indefinitely extend the time period by which the

Company must respond to the De Minimis Cash-Out Settlement offer. The Company does not expect that this proceeding will have a material adverse effect on its financial condition or results of operations.

In September 2003, the Company was noticed as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (“EPA”) pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site (the “Superfund Site”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). PRPs include current and former owners and operators of facilities at which hazardous substances were allegedly disposed. The EPA’s allegation that the Company was a PRP arises out of the Company’s acquisition of a former branch facility located approximately five miles from the original Superfund Site. The Company acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002. In June 2010, the Company was contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that the Company contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010. The Company initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from the Company. If the settlement is approved by all parties, it will prevent any third party from successfully bringing claims against the Company for environmental contamination relating to this former branch property. The Company has been awaiting approval from the ADEQ since the settlement was first proposed in July 2010. Based on communications with the RID and ADEQ in October 2012, the Company does not expect to receive a response regarding the approval of the settlement from the ADEQ for, at least, several additional months. Based upon the Company’s limited period of ownership of the former branch property, and the fact that it no longer owns the former branch property, it does not anticipate that the ADEQ will reject the proposed settlement, but no assurance can be given at this time as to the ADEQ’s response to the settlement proposal. The proposed settlement terms have been accrued and did not have a material adverse effect on the Company’s financial condition or results of operations, and it believes that any ongoing proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

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

The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of December 31, 2012, in addition to a reserve of $0.2 million relating to the ADEQ proposed settlement discussed above, the Company had reserved estimated remediation costs of $1.0 million for activities at existing and former properties which are recorded within Other Accrued Liabilities in the Consolidated Balance Sheet.

c. Letters of Credit

As of December 31, 2012, the Company had standby letters of credit totaling $7.2 million issued in connection with workers compensation claims and surety bonds.

d. Purchase Commitments

The Company has $18.6 million in purchase commitments through December 2013 for various raw material commodities, including aluminum, steel, nickel and copper as well as other raw material components which are within normal production requirements.

14.	SEGMENTS AND RELATED INFORMATION

a. Segment Reporting

The Company manages its business in three segments: Commercial Trailer Products, Diversified Products and Retail. The Commercial Trailer Products segment produces and sells new trailers to the Retail segment or to customers who purchase trailers directly from the Company or through independent dealers. The Diversified Products segment focuses on the Company’s commitment to expand its customer base, diversify its product offerings and revenues and extend its market leadership by leveraging its proprietary DuraPlate® panel technology, drawing on its core manufacturing expertise and making available products that are complementary to truck and tank trailers and transportation equipment. The results of Walker from the date of the Walker Acquisition, May 8, 2012, are included in both the Diversified Products and Retail segments. The Retail segment includes the sale of new and used trailers, as well as the sale of after-market parts and service, through its retail branch network.

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

	Commercial Trailer Products	Diversified Products	Retail	Corporate and Eliminations	Consolidated
2012
Net sales
External customers	$993,862	$310,982	$157,010	$—	$1,461,854
Intersegment sales	69,427	45,011	635	(115,073)	$—
Total net sales	$1,063,289	$355,993	$157,645	$(115,073)	$1,461,854
Depreciation and amortization	11,014	11,029	710	2,812	25,565
Income (Loss) from operations	47,314	49,824	2,922	(29,576)	70,484
Reconciling items to net income
Interest expense					21,724
Other, net					97
Income tax expense					(56,968)
Net income					$105,631
Capital expenditures	$8,794	$5,163	$688	$271	$14,916
Assets	$209,149	$484,785	$72,043	$136,649	$902,626
2011
Net sales
External customers	$1,010,131	$52,048	$125,065	$—	$1,187,244
Intersegment sales	61,163	54,432	—	(115,595)	$—
Total net sales	$1,071,294	$106,480	$125,065	$(115,595)	$1,187,244
Depreciation and amortization	10,273	1,866	631	2,821	15,591
Income (Loss) from operations	18,536	14,630	(275)	(13,101)	19,790
Reconciling items to net income
Interest expense					4,136
Other, net					441
Income tax expense					171
Net income					$15,042
Capital expenditures	$4,144	$2,724	$370	$26	$7,264
Assets	$261,101	$52,733	$45,985	$28,231	$388,050
2010
Net sales
External customers	$529,173	$22,053	$89,146	$—	$640,372
Intersegment sales	32,110	20,940	—	(53,050)	$—
Total net sales	$561,283	$42,993	$89,146	$(53,050)	$640,372
Depreciation and amortization	11,295	1,910	675	2,975	16,855
(Loss) Income from operations	(2,591)	2,440	(1,002)	(14,264)	(15,417)
Reconciling items to net loss
Increase in fair value of warrant					121,587
Interest expense					4,140
Other, net					667
Income tax benefit					(51)
Net loss					$(141,760)
Capital expenditures	$1,107	$161	$368	$146	$1,782
Assets	$198,145	$36,589	$36,290	$31,810	$302,834

b. Customer Concentration

The Company is subject to a concentration of risk as the five largest customers together accounted for approximately 23%, 32% and 32% of the Company’s aggregate net sales in 2012, 2011 and 2010, respectively, with a different customer representing approximately 13% and 10% of net sales in each of 2011 and 2010, respectively. International sales, primarily to Canadian customers, accounted for less than 10% in each of the last three years.

c. Product Information

The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Year ended December 31,	Commercial Trailer Products	Diversified Products	Retail	Consolidated
2012	$	$	$	$	%
New trailers	959,094	131,236	73,524	1,163,854	79.6
Used trailers	23,534	1,887	14,762	40,183	2.7
Components, parts and service	2,323	64,145	65,279	131,747	9.0
Equipment and other	8,911	113,714	3,445	126,070	8.7
Total net external sales	993,862	310,982	157,010	1,461,854	100.0

	Commercial Trailer Products	Diversified Products	Retail	Consolidated
2011	$	$	$	$	%
New trailers	983,896	—	66,578	1,050,474	88.5
Used trailers	13,386	—	13,103	26,489	2.2
Components, parts and service	2,847	44,114	45,289	92,250	7.8
Equipment and other	10,002	7,934	95	18,031	1.5
Total net external sales	1,010,131	52,048	125,065	1,187,244	100.0

	Commercial Trailer Products	Diversified Products	Retail	Consolidated
2010	$	$	$	$	%
New trailers	511,973	—	38,497	550,470	86.0
Used trailers	9,215	—	13,404	22,619	3.5
Components, parts and service	3,583	20,923	37,150	61,656	9.6
Equipment and other	4,402	1,130	95	5,627	0.9
Total net external sales	529,173	22,053	89,146	640,372	100.0

15.	CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal years 2012, 2011 and 2010 (dollars in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Net sales	$277,682	$362,408	$405,917	$415,847
Gross profit	19,729	39,681	50,074	54,339
Net income(1)(2)	5,064	1,942	18,441	80,184
Basic and diluted net income per share(4)	0.07	0.03	0.27	1.16
2011
Net sales	$221,984	$287,095	$336,433	$341,732
Gross profit	16,501	16,240	13,320	20,659
Net income	3,197	3,302	1,092	7,451
Basic and diluted net income per share(4)	0.05	0.05	0.02	0.11
2010
Net sales	$78,274	$149,699	$170,848	$241,551
Gross profit	(976)	5,301	6,467	17,291
Net (loss) income(3)	(139,079)	(5,602)	(1,938)	4,859
Basic and diluted net (loss) income per share(4)(5)	(4.64)	(0.72)	(0.03)	0.07

(1)	Net income includes pre-tax charges of $1.7 million, $13.6 million, $2.4 million and $0.5 million for the first, second, third and fourth quarters of 2012, respectively, in connection with acquisition related charges associated with the Company’s acquisition of Walker as well as the purchase of certain assets of Beall.
(2)	Net income for the fourth quarter of 2012 includes an income tax benefit of $59.0 million primarily related to the reversal of a U.S. valuation allowance against its deferred tax assets.
(3)	Net (loss) income includes a non-cash (charge) benefit of ($126.8) million, $1.9 million and $3.3 million related to the change in the fair value of the Company’s warrant for the first, second and third quarters of 2010, respectively.
(4)	Basic and diluted net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) per share may differ from annual net income (loss) per share due to rounding.
(5)	Basic and diluted net (loss) income per share includes $2.0 million and $1.3 million of preferred stock dividends for the first and second quarters of 2010, respectively. The second quarter of 2010 also includes a $22.1 million loss on early extinguishment of preferred stock.
16.	SUBSEQUENT EVENT

On February 4, 2013, the Company acquired certain assets of the tank and trailer business of Beall Corporation, a Portland, Oregon-based manufacturer of aluminum tank trailers and related equipment, for approximately $15 million in cash, subject to post-closing purchase price adjustments related to the acquired working capital. Beall Corporation began Chapter 11 reorganization proceedings in September of 2012, followed by a bankruptcy-court approved auction of its assets in December 2012. The Company was the winning bidder for certain assets of Beall’s tank and trailer business, including its Portland, Oregon manufacturing facility, as well as equipment, inventory, certain product designs, intellectual property and other related assets. The closing of the transaction is subject to customary closing conditions for a sale of this type, including the Bankruptcy Court for the District of Oregon entering a final order approving the acquisition by the Company pursuant to and in accordance with the definitive agreement.

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, including those procedures described below, we, including our Chief Executive Officer and our Chief Financial Officer, determined that those controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Walker Group Holdings, which is included in the Company’s 2012 consolidated financial statements and constituted $482.6 million of the Company’s total assets as of December 31, 2012 and $270.1 million of the Company’s sales for the year then ended.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that internal control over financial reporting is effective as of December 31, 2012.

Ernst & Young LLP, an Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2012, and its report on internal controls over financial reporting as of December 31, 2012 appears on the following page.

Richard J. Giromini Mark J. Weber	President and Chief Executive Officer Senior Vice President and Chief Financial Officer

February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wabash National Corporation:

We have audited Wabash National Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wabash National Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Walker Group Holdings, which is included in the 2012 consolidated financial statements of Wabash National Corporation and constituted $482.6 million of total assets as of December 31, 2012 and $270.1 million of sales for the year then ended. Our audit of internal control over financial reporting of Wabash National Corporation also did not include an evaluation of the internal control over financial reporting of Walker Group Holdings.

In our opinion, Wabash National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wabash National Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 28, 2013 expressed an unqualified opinion thereon.

Ernst & Young LLP

Indianapolis, Indiana

February 28, 2013

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10 — EXECUTIVE OFFICERS OF THE REGISTRANT

The Company hereby incorporates by reference the information contained under the heading “Executive Officers of Wabash National Corporation” from Item 1 Part I of this Annual Report.

The Company hereby incorporates by reference the information contained under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” or “Election of Directors” from its definitive Proxy Statement to be delivered to stockholders of the Company in connection with the 2013 Annual Meeting of Stockholders to be held May 16, 2013.

Code of Ethics

As part of our system of corporate governance, our Board of Directors has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that is specifically applicable to our Chief Executive Officer and Senior Financial Officers. This Code of Ethics is available within the Corporate Governance section of the Investor Relations page of our website at www.wabashnational.com. We will disclose any waivers for our Chief Executive Officer or Senior Financial Officers under, or any amendments to, our Code of Ethics by posting such information on our website at the address above.

ITEM 11 — EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the information contained under the headings “Executive Compensation” and “Director Compensation” from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2013 Annual Meeting of Stockholders to be held May 16, 2013.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company hereby incorporates by reference the information contained under the headings “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2013 Annual Meeting of Stockholders to be held on May 16, 2013.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company hereby incorporates by reference the information contained under the headings “Election of Directors” and “Related Party Transactions” from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2013 Annual Meeting of Stockholders to be held on May 16, 2013.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of this form and the audit committee’s pre-approval policies and procedures regarding the engagement of the principal accountant are incorporated herein by reference to the information contained under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” from the Company’s definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2013 Annual Meeting of Stockholders to be held on May 16, 2013.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements: The Company has included all required financial statements in Item 8 of this Form 10-K. The financial statement schedules have been omitted as they are not applicable or the required information is included in the Notes to the consolidated financial statements.

(b)	Exhibits: The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

2.01	Purchase and Sale Agreement by and among the Company, Walker Group Holdings LLC and Walker Group Holdings LLC dated as of March 26, 2012(20)
3.01	Amended and Restated Certificate of Incorporation of the Company, as amended(15)
3.02	Certificate of Designations of Series D Junior Participating Preferred Stock(8)
3.03	Amended and Restated Bylaws of the Company, as amended(14)
4.01	Specimen Stock Certificate(2)
4.02	Rights Agreement between the Company and National City Bank as Rights Agent dated December 28, 2005(9)
4.03	Amendment No. 1 to the Rights Agreement dated July 17, 2009(13)
4.04	Indenture, dated April 23, 2012 between the Company and Wells Fargo Bank, National Association, as trustee(21)
4.05	Supplemental Indenture, dated April 23, 2012 between the Company and Wells Fargo Bank, National Association, as trustee(21)
10.01#	1992 Stock Option Plan(1)
10.02#	2000 Stock Option Plan(3)
10.03#	Executive Employment Agreement dated June 28, 2002 between the Company and Richard J. Giromini(4)
10.04#	Non-qualified Stock Option Agreement dated July 15, 2002 between the Company and Richard J. Giromini(4)
10.05	Asset Purchase Agreement dated July 22, 2003(5)
10.06	Amendment No. 1 to the Asset Purchase Agreement dated September 19, 2003(5)
10.07#	2004 Stock Incentive Plan(6)
10.08#	Corporate Plan for Retirement — Executive Plan(7)
10.09#	Amendment to Executive Employment Agreement dated January 1, 2007 between the Company and Richard J. Giromini(10)
10.10#	Form of Non-Qualified Stock Option Agreement under the 2007 Omnibus Incentive Plan(11)
10.11#	Form of Restricted Stock Agreement under the 2007 Omnibus Incentive Plan(11)
10.12#	2007 Omnibus Incentive Plan, as amended(12)
10.13#	2011 Omnibus Incentive Plan(16)
10.14#	Change in Control Severance Pay Plan(17)
10.15+	Credit Agreement, dated June 28, 2011, by and among Wabash National Corporation and certain of its subsidiaries identified on the signature page thereto, Wells Fargo Capital Finance, LLC, as joint lead arranger, joint bookrunner and administrative agent, and RBS Citizens Business Capital, a division of RBS Citizens, N.A., as joint lead arranger, joint bookrunner and syndication agent and other lenders and agents named therein(18)
10.16	First Amendment to Credit Agreement, dated August 22, 2011, by and among Wabash National Corporation and certain of its subsidiaries identified on the signature page thereto, Wells Fargo Capital Finance, LLC, as joint lead arranger, joint bookrunner and administrative agent, and RBS Citizens Business Capital, a division of RBS Citizens, N.A., as joint lead arranger, joint bookrunner and syndication agent and the other lenders and agents named therein, between the Company and its lenders(19)
10.17	Second Amendment to Credit Agreement, dated April 17, 2012, by and among Wabash National Corporation and certain of its subsidiaries identified on the signature page thereto, Wells Fargo Capital Finance, LLC, as arranger and administrative agent, and other lenders and agents named therein(21)

10.18	Amended and Restated Credit Agreement, dated May 8, 2012, by and among Wabash National Corporation, certain of its subsidiaries identified on the signature page thereto, Wells Fargo Capital Finance, LLC as joint lead arranger, joint bookrunner and administrative agent, RBS Citizens Business Capital, a division of RBS Citizens, N.A., as joint lead arranger, joint bookrunner and syndication agent, BMO Harris Bank, N.A., as documentation agent, and the other lenders and agents therein(22)
10.19	Amended and Restated General Continuing Guaranty, dated as of May 8, 2012, by each subsidiary of Wabash National Corporation party thereto in favor of Wells Fargo Capital Finance, LLC, as administrative agent for the secured parties under the Amended and Restated Credit Agreement, dated May 8, 2012(22)
10.20	Credit Agreement dated as of May 8, 2012, among the Wabash National Corporation, the several lender from time to time party thereto Morgan Stanley Senior Funding, Inc., as administrative agent, joint lead arranger and joint bookrunner, and Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunner(22)
10.14	General Continuing Guarantee, dated as of May 8, 2012, by each subsidiary of Wabash National Corporation party thereto in favor of Morgan Stanley Senior Funding, Inc., as administrative agent for the secured parties under the Credit Agreement, dated May 8, 2012(22)
21.01	List of Significant Subsidiaries(23)
23.01	Consent of Ernst & Young LLP(23)
31.01	Certification of Principal Executive Officer(23)
31.02	Certification of Principal Financial Officer(23)
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)(23)
101	Interactive Data File Pursuant to Rule 405 of Regulation S-T

#	Management contract or compensatory plan
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-42810) or the Registrant’s Registration Statement on Form 8-A filed December 6, 1995 (item 3.02 and 4.02)
(2)	Incorporated by reference to the Registrant’s registration statement on Form S-3 (Registration No. 333-27317) filed on May 16, 1997
(3)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2001 (File No. 1-10883)
(4)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (File No. 1-10883)
(5)	Incorporated by reference to the Registrant’s Form 8-K filed on September 29, 2003 (File No. 1-10883)
(6)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 1-10883)
(7)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2005 (File No. 1-10883)
(8)	Incorporated by reference to the Registrant’s Form 8-K filed on December 28, 2005 (File No. 1-10883)
(9)	Incorporated by reference to the Registrant’s registration statement on Form 8-A12B filed on December 28, 2005 (File No. 1-10883)
(10)	Incorporated by reference to the Registrant’s Form 8-K filed on January 8, 2007 (File No. 1-10883)
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on May 24, 2007 (File No. 1-10883)
(12)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2007 (File No. 1-10883)
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on July 20, 2009 (File No. 1-10883)
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on August 4, 2009 (File No. 1-10883)
(15)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2011 (File No. 1-10883)
(16)	Incorporated by reference to the Registrant’s Form 8-K filed on May 25, 2011 (File No. 1-10883)
(17)	Incorporated by reference to the Registrant’s Form 8-K filed on September 14, 2011 (File No. 1-10883)
(18)	Incorporated by reference to the Registrant’s Form 8-K filed on June 28, 2011 (File No. 1-10883)
(19)	Incorporated by reference to the Registrant’s Form 8-K filed on August 22, 2011 (File No. 1-10883)
(20)	Incorporated by reference to the Registrant’s Form 8-K filed on March 27, 2012 (File No. 001-10883)
(21)	Incorporated by reference to the Registrant’s Form 8-K filed on April 23, 2012 (File No. 001-10883)
(22)	Incorporated by reference to the Registrant’s Form 8-K filed on May 14, 2012 (File No 001-10883)
(23)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WABASH NATIONAL CORPORATION
February 28, 2013	By: /s/ Mark J. Weber Mark J. Weber Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date	Signature and Title
February 28, 2013	By: /s/ Richard J. Giromini Richard J. Giromini President and Chief Executive Officer, Director (Principal Executive Officer)
February 28, 2013	By: /s/ Mark J. Weber Mark J. Weber Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
February 28, 2013	By: /s/ Martin C. Jischke Dr. Martin C. Jischke Chairman of the Board of Directors
February 28, 2013	By: /s/ James D. Kelly James D. Kelly Director
February 28, 2013	By: /s/ John E. Kunz John E. Kunz Director
February 28, 2013	By: /s/ Larry J. Magee Larry J. Magee Director
February 28, 2013	By: /s/ Ann D. Murtlow Ann D. Murtlow Director
February 28, 2013	By: /s/ Scott K. Sorensen Scott K. Sorensen Director