Form 10-Q
period 2013-03-31
WABASH NATIONAL CORP /DE
filed 2013-04-30
CIK 879526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013 OR
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

Yes ☐ No ☒

The number of shares of common stock outstanding at April 25, 2013 was 68,475,851.

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$58,633	$81,449
Accounts receivable	101,260	96,590
Inventories	237,013	189,487
Deferred income taxes	40,755	42,330
Prepaid expenses and other	5,904	8,239
Total current assets	$443,565	$418,095

PROPERTY, PLANT AND EQUIPMENT	137,858	132,146

DEFERRED INCOME TAXES	19,681	21,894

GOODWILL	148,157	146,444

INTANGIBLE ASSETS	175,474	171,990

OTHER ASSETS	10,540	12,057
	$935,275	$902,626

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$23,460	$3,381
Current portion of capital lease obligations	1,532	1,140
Accounts payable	126,233	87,299
Other accrued liabilities	86,622	104,873
Total current liabilities	$237,847	$196,693

LONG-TERM DEBT	397,108	416,849

CAPITAL LEASE OBLIGATIONS	7,388	3,781

DEFERRED INCOME TAXES	1,066	1,065

OTHER NONCURRENT LIABILITIES	16,306	15,511

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 68,412,898 and 68,378,984 shares outstanding, respectively	703	702
Additional paid-in capital	619,937	618,550
Accumulated deficit	(317,922)	(323,657)
Accumulated other comprehensive income	(7)	248
Treasury stock at cost, 1,873,870 and 1,870,205 common shares, respectively	(27,151)	(27,116)
Total stockholders' equity	$275,560	$268,727
	$935,275	$902,626

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

NET SALES	$324,229	$277,682

COST OF SALES	282,043	257,953

Gross profit	$42,186	$19,729

GENERAL AND ADMINISTRATIVE EXPENSES	13,675	8,368

SELLING EXPENSES	7,667	3,496

AMORTIZATION OF INTANGIBLES	5,370	738

ACQUISITION EXPENSES	618	1,678

Income from operations	$14,856	$5,449

OTHER INCOME (EXPENSE):
Interest expense	(7,535)	(733)
Other, net	2,238	(4)

Income before income taxes	$9,559	$4,712

INCOME TAX EXPENSE (BENEFIT)	3,824	(352)

Net income	$5,735	$5,064

BASIC AND DILUTED NET INCOME PER SHARE	$0.08	$0.07

The accompanying notes are an integral part of these Condensed Consolidated Statements.

4

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012

NET INCOME	$5,735	$5,064

Other comprehensive income (loss):
Foreign currency translation adjustment	(255)	-
Total other comprehensive income (loss)	(255)	-

COMPREHENSIVE INCOME	$5,480	$5,064

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012

Cash flows from operating activities
Net income	$5,735	$5,064
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	4,406	3,031
Amortization of intangibles	5,370	738
Deferred taxes	3,790	-
Stock-based compensation	1,884	1,397
Accretion of debt discount	1,126	-
Changes in operating assets and liabilities
Accounts receivable	(4,593)	(10,736)
Inventories	(46,580)	(25,841)
Prepaid expenses and other	(83)	(94)
Accounts payable and accrued liabilities	19,563	4,826
Other, net	1,716	(2,437)
Net cash used in operating activities	$(7,666)	$(24,052)

Cash flows from investing activities
Capital expenditures	(2,564)	(967)
Acquisition	(13,860)	-
Other	2,418	-
Net cash used in investing activities	$(14,006)	$(967)

Cash flows from financing activities
Proceeds from exercise of stock options	161	163
Borrowings under revolving credit facilities	223	113,632
Payments under revolving credit facilities	(223)	(101,132)
Principal payments under capital lease obligations	(441)	(910)
Principal payments under term loan credit facility	(750)	-
Principal payments under industrial revenue bond	(38)	-
Debt issuance costs paid	(41)	-
Stock repurchase	(35)	(564)
Net cash (used in) provided by financing activities	$(1,144)	$11,189

Net decrease in cash	$(22,816)	$(13,830)
Cash at beginning of period	81,449	19,976
Cash at end of period	$58,633	$6,146

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF THE BUSINESS

The condensed consolidated financial statements of Wabash National Corporation (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations and cash flows. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2012 Annual Report on Form 10-K.

2.	ACQUISITIONS

Beall Corporation

On February 4, 2013, the Company completed the acquisition of certain assets of the tank and trailer business of Beall Corporation, a Portland, Oregon-based manufacturer of aluminum tank trailers and related equipment. Beall Corporation began Chapter 11 reorganization proceedings in September of 2012, followed by a bankruptcy-court approved auction of its assets in December. The Company was the winning bidder for certain assets of Beall’s tank and trailer business, including its Portland, Oregon manufacturing facility, as well as equipment, inventory, certain product designs, intellectual property and other related assets. The aggregate consideration paid by the Company for the acquired assets and the assumed liabilities was $13.9 million, subject to post-closing purchase price adjustments related to the acquired working capital, and was preliminarily allocated to the opening balance sheet as follows (in thousands):

Current assets	$1,023
Property, plant and equipment	2,714
Intangibles	8,860
Goodwill	1,725
Total assets	$14,322

Current liabilities	$(462)
Total liabilities	$(462)

Acquisition	$13,860

Intangible assets of $8.9 million were recorded as a result of the purchase of the Beall assets. The intangible assets preliminarily consist of the following (in thousands):

	Amount	Useful Life
Tradenames and Trademarks	$1,622	20 years
Technology	1,217	8 years
Customer relationships	6,021	8 years
	$8,860

Goodwill of $1.7 million was preliminarily recorded as a result of the Beall purchase. Goodwill is comprised of operational synergies that are expected to be realized in both the short and long-term and the opportunity to complement our existing Diversified Products business through product line expansion and geographic growth. The Company expects the amount recorded as goodwill to be fully deductible for tax purposes.

In connection with the purchase of certain assets of Beall, the Company entered into a separate ten year capital lease agreement for Beall’s manufacturing facility in Portland, Oregon, with payments totaling approximately $4.7 million for such ten year period.

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

The aggregate purchase price of $375.0 million was allocated to the opening balance sheet of Walker at May 8, 2012, the date of acquisition, which is still preliminary and subject to adjustment, as follows (in thousands):

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
	$162,800

Intangible asset amortization expense was $5.4 million and $0.7 million for the three month period ending March 31, 2013 and 2012, respectively. Annual intangible asset amortization expense for the next five fiscal years is estimated to be $21.7 million in 2013, $21.9 million in 2014, $21.3 million in 2015, $20.1 million in 2016 and $16.9 million in 2017.

Goodwill of $146.4 million was preliminarily recorded as a result of the Walker Acquisition in the Diversified Products and Retail segments. Goodwill is comprised of operational synergies that are expected to be realized in both the short and long-term and the opportunity to enter new market sectors with higher margin potential, which will enable us to deliver greater value to our customers and shareholders. The Company expects the amount recorded as goodwill for the Walker Acquisition to be fully deductible for tax purposes.

The results of Walker are included in the Condensed Consolidated Statements of Operations, including $95.2 million and $11.5 million of revenue and net income, respectively, for the three months ended March 31, 2013. The following unaudited pro forma information is shown below as if the acquisition of Walker had been completed as of the beginning of the earliest period presented (in thousands, except per share amounts):

Three Months Ended March 31, 2012
Sales	$375,013
Operating income	$20,686
Net income	$12,515
Basic and Diluted net income per share	$0.18

The information presented above is for informational purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at January 1, 2012, nor is it necessarily indicative of future operating results of the combined companies under the ownership and management of the Company.

The Company incurred various costs related to both the Walker Acquisition and the purchase of certain assets of Beall including fees paid to an investment banker for acquisition services and the related bridge financing commitment, as well as professional fees for diligence, legal and accounting services. These costs totaled $0.6 million and $1.7 million for the three month periods ending March 31, 2013 and 2012, respectively, and have been recorded as Acquisition Expenses in the Condensed Consolidated Statements of Operations.

3.	INVENTORIES

Inventories are stated at the lower of cost, primarily determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured inventory includes raw material, labor and overhead. Inventories consist of the following (in thousands):

	March 31,	December 31,
	2013	2012
Raw materials and components	$67,494	$57,187
Work in progress	22,166	24,849
Finished goods	120,931	82,930
Aftermarket parts	9,608	9,882
Used trailers	16,814	14,639
	$237,013	$189,487

4.	DEBT

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2013	2012
Convertible senior notes	$150,000	$150,000
Term loan credit facility	297,000	297,750
Industrial revenue bond	2,463	2,500
	$449,463	$450,250
Less: unamortized discount	(28,895)	(30,020)
Less: current portion	(23,460)	(3,381)
	$397,108	$416,849

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

The Company accounts separately for the liability and equity components of the Notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. The Company determined that senior, unsecured corporate bonds traded on the market represent a similar liability to the convertible senior notes without the conversion option. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of the Notes to be 7.0%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the Notes, which resulted in a fair value of the liability component of $123.8 million upon issuance, calculated as the present value of implied future payments based on the $150.0 million aggregate principal amount. The $21.7 million difference between the cash proceeds before offering expenses of $145.5 million and the estimated fair value of the liability component was recorded in additional paid-in capital. The discount on the liability portion of the Notes is being amortized.

The Company will apply the treasury stock method in the calculation of the dilutive impact of the Notes. For the three months ended March 31, 2013, the calculation of diluted net income per share excludes the impact of these Notes as the average stock price of the Company’s common stock was below the initial conversion price of approximately $11.70 per share.

The following table summarizes information about the equity and liability components of the Notes (dollars in thousands). The fair value of the notes outstanding were measured based on quoted market prices.

	March 31,	December 31,
	2013	2013
Principal amount of convertible notes outstanding	$150,000	$150,000
Unamortized discount of liability component	(22,178)	(23,082)
Net carrying amount of liability component	127,822	126,918
Less: current portion	-	-
Long-term debt	$127,822	$126,918
Carrying value of equity component, net of issuance costs	$20,993	$20,993
Remaining amortization period of discount on the liability component	5.0 years	5.3 years

Contractual coupon interest expense and accretion of discount on the liability component for the Note for the three months ended March 31, 2013 were as follow (in thousands):

Three Months Ended March 31, 2013
Contractual coupon interest expense	$1,266
Accretion of discount on the liability component	$904

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

As of March 31, 2013, the Company had no outstanding borrowings under the Amended and Restated Revolving Credit Agreement and was in compliance with all covenants. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the revolving credit facility, amounted to $200.1 million as of March 31, 2013.

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

Outstanding borrowings under the Term Loan Credit Agreement will bear interest at a rate, at the Borrowers’ election, equal to (i) LIBOR (subject to a floor of 1.25%) plus a margin of 4.75% or (ii) a base rate plus a margin of 3.75%. For the three months ended March 31, 2013, the Company has paid $4.6 million of interest and $0.8 million of principal. As of March 31, 2013, the Company had $297.0 million outstanding under the Term Loan Credit agreement, of which $23.0 million was classified as current on the Company’s Condensed Consolidated Balance Sheet, including a $20.0 million voluntary prepayment to be made as of the effective date of the Amendment (see below “Amendment to Credit Agreement” section for further details). In connection with the closing of the Term Loan Credit Agreement, the Company paid $7.5 million in original issuance discount fees which will be amortized over the life of the facility using the effective interest rate method. For the three months ended March 31, 2013, the Company charged $0.2 million of amortization for original issuance discount fees as Interest Expense in the Condensed Consolidated Statements of Operations.

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

As of March 31, 2013, the Company’s interest coverage and senior secured leverage ratios were 5.1:1.0 and 1.9:1.0, respectively, and in compliance with all covenants under the Term Loan Credit Agreement.

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

Amendment to Credit Agreement

On April 25, 2013, the Company entered into Amendment No.1 to Credit Agreement (the “Amendment”), which will become effective on or after May 9, 2013 (upon the completion of certain conditions contained in the Amendment) and amends the Term Loan Credit Agreement. As of April 25, 2013, there was approximately $297 million of term loans outstanding under the Term Loan Credit Agreement (the “Initial Loans”), of which the Company will be prepaying $20 million in connection with the Amendment. Under the Amendment, the lenders agreed to provide to the Company term loans in an aggregate principal amount of $277 million, which will be exchanged for and used to refinance the Initial Loans (the “Tranche B-1 Loans”). The Tranche B-1 Loans mature on May 8, 2019, but provide for an accelerated maturity in the event the Company’s outstanding 3.375% Convertible Senior Notes due 2018 are not converted, redeemed, repurchased or refinanced in full on or before the date that is 91 days prior to the maturity date thereof. The Tranche B-1 Loans shall amortize in equal quarterly installments in aggregate amounts equal to 0.25% of the Tranche B-1 Loan amount, with the balance payable at maturity, and will bear interest at a rate, at the Company’s election, equal to (i) LIBOR (subject to a floor of 1.00%) plus a margin of 3.50% or (ii) a base rate plus a margin of 2.50%.

In addition, the Amendment amends the Term Loan Credit Agreement, by among other things, removing the covenant that the Company be required to maintain a minimum interest coverage ratio, and providing for a 1% prepayment premium in the event that the Company enters into a refinancing of, or amendment in respect of, the Tranche B-1 Loans on or prior to the first anniversary of the effective date of the Amendment that, in either case, results in the all-in yield of such refinancing or amendment being less than the all-in yield on the Tranche B-1 Loans. As amended, the Term Loan Credit Agreement will continue to require the Company to maintain a maximum senior secured leverage ratio tested as of the last day of each fiscal quarter for the four consecutive fiscal quarters then ending of not more than (A) 4.5 to 1.0 through September 30, 2013, (B) 4.0 to 1.0 thereafter through September 30, 2015, and (C) 3.5 to 1.0 thereafter.

Except as amended by the Amendment, the remaining terms of the Term Loan Credit Agreement remain in full force and effect.

Other Debt Facilities

On November 27, 2012, the Company entered into a loan agreement with GE Government Finance, Inc. as lender and the County of Trigg, Kentucky as issuer for a $2.5 million Industrial Revenue Bond. The funds received were used to purchase the equipment needed for the expansion of the Company’s Cadiz, Kentucky facility. The loan will bear interest at a rate of 4.25% and matures March 2018. As of March 31, 2013, the Company had $2.5 million outstanding of which $0.5 million was classified as current on our Condensed Consolidated Balance Sheet.

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

The investments purchased by the Company (asset) include mutual funds, $0.8 million of which are classified as Level 1, and life-insurance contracts valued based on the performance of underlying mutual funds, $3.3 million of which are classified as Level 2.

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

Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition. Refer to Note 2 for the fair values of assets acquired and liabilities assumed in connection with the acquisitions of Walker and certain assets of Beall.

The carrying amounts of accounts receivable and accounts payable reported in the Condensed Consolidated Balance Sheets approximate fair value.

Estimated Fair Value of Debt

The estimated fair value of long-term debt at March 31, 2013 consists primarily of the Company’s Notes and borrowings under its Term Loan Credit Agreement (see Note 4). The fair value of the Notes, the Term Loan Credit Agreement and the revolving credit facility are based upon third party pricing sources, which generally does not represent daily market activity, nor does it represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the revolving credit facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings. All other debt and capital lease obligations approximate their fair value as determined by discounted cash flows and are classified as Level 3.

The Company’s carrying and estimated fair value of debt, at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013				December 31, 2012
	Carrying	Fair Value			Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Instrument
Convertible senior notes	$127,822	$-	$183,938	$-	$126,918	$-	$165,563	$-
Term loan credit agreement	290,283	-	299,228	-	290,812	-	300,728	-
Industrial revenue bond	2,463	-	-	2,463	2,500	-	-	2,500
Capital lease obligations	8,920	-	-	8,920	4,921	-	-	4,921
	$429,488	$-	$483,166	$11,383	$425,151	$-	$466,291	$7,421

6.	STOCK-BASED COMPENSATION

The Company recognizes all share-based payments based upon their fair value. To value new stock option awards the Company uses a binomial option-pricing model, which incorporates various assumptions including expected volatility, expected term, dividend yield and risk-free interest rates. The expected volatility is based upon the Company’s historical experience. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate utilized for periods throughout the contractual life of the options are based upon U.S. Treasury security yields at the time of grant. The Company also grants restricted stock units subject to service, performance and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance based units is based on the market price of a share of underlying common stock at the date of grant. The fair value of the market based units is based on a lattice valuation model. The amount of compensation costs related to stock options, nonvested restricted stock, restricted stock units and performance units not yet recognized was $11.5 million at March 31, 2013, for which the expense will be recognized through 2016.

7.	CONTINGENCIES

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, and is periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations"). As of March 31, 2013, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

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

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil. On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damages amount is approximately R$26.7 million (Brazilian Reais), which is approximately $13.2 million U.S. dollars using current exchange rates and exclusive of any potentially court-imposed interest, fees or inflation adjustments (which are currently estimated at a maximum of approximately $54 million, at current exchange rates, but may change with the passage of time and/or the discretion of the court at the time of final judgment in this matter). Due, in part, to the amount and type of damages awarded by the Fourth Civil Court of Curitiba, Wabash immediately filed for clarification of the judgment. The Fourth Civil Court has issued its clarification of judgment, leaving the underlying decision unchanged and referring the parties to the State of Paraná Court of Appeals for any further appeal of the decision. As such, Wabash filed its notice of appeal with the Court of Appeals, as well as its initial appeal papers, on April 22, 2013. The Court of Appeals has the authority to re-hear all facts presented to the lower court, as well as to reconsider the legal questions presented in the case, and to render a new judgment in the case without regard to the lower court’s findings. Pending outcome of this appeal process, the judgment is not enforceable by the plaintiff. Any ruling from the Court of Appeals is not expected prior to the end of 2013, and, accordingly, the judgment rendered by the lower court cannot be enforced prior to that time, and may be overturned or reduced as a result of this process. The Company believes that the claims asserted by BK are without merit and it intends to continue to vigorously defend its position. The Company has not recorded a charge with respect to this loss contingency as of March 31, 2013. Furthermore, at this time, the Company does not have sufficient information to predict the ultimate outcome of the case and is unable to estimate the amount of any reasonable possible loss or range of loss that it may be required to pay at the conclusion of the case. The Company will reassess the need for the recognition of a loss contingency upon official assignment of the case in the Court of Appeals, upon a decision to settle this case with the plaintiffs or an internal decision as to an amount that the Company would be willing to settle or upon the outcome of the appeals process.

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

Walker Acquisition

As indicated in Note 2, on May 8, 2012, the Company completed the Walker Acquisition pursuant to the Purchase and Sale Agreement for $375.0 million in cash, subject to post-closing purchase price adjustments related to the acquired working capital. The amount of working capital acquired at the date of acquisition is currently in dispute between the Company and the Seller, which includes a claim for unpaid benefits owed by the seller as a result of the Company’s acquisition of Walker, and is expected to be resolved prior to the first anniversary date of the purchase. The Company does not expect that this matter will have a material adverse effect on its financial condition or results of operations.

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

In September 2003, the Company was noticed as a PRP by the U.S. Environmental Protection Agency (“EPA”) pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site (the “Superfund Site”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). The EPA’s allegation that the Company was a PRP arises out of the Company’s acquisition of a former branch facility located approximately five miles from the original Superfund Site. The Company acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002. In June 2010, the Company was contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that the Company contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010. The Company initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from the Company. If the settlement is approved by all parties, it will prevent any third party from successfully bringing claims against the Company for environmental contamination relating to this former branch property. The Company has been awaiting approval from the ADEQ since the settlement was first proposed in July 2010. Based on communications with the RID and ADEQ in February 2013, the Company does not expect to receive a response regarding the approval of the settlement from the ADEQ for, at least, several additional months. Based upon the Company’s limited period of ownership of the former branch property, and the fact that it no longer owns the former branch property, it does not anticipate that the ADEQ will reject the proposed settlement, but no assurance can be given at this time as to the ADEQ’s response to the settlement proposal. The proposed settlement terms have been accrued and did not have a material adverse effect on the Company’s financial condition or results of operations, and the Company believes that any ongoing proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

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

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Basic net income per share:
Net income applicable to common stockholders	$5,735	$5,064
Undistributed earnings allocated to participating securities	(51)	(40)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$5,684	$5,024
Weighted average common shares outstanding	68,395	68,245
Basic net income per share	$0.08	$0.07

Diluted net income per share:
Net income applicable to common stockholders	$5,735	$5,064
Undistributed earnings allocated to participating securities	(51)	(40)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$5,684	$5,024

Weighted average common shares outstanding	68,395	68,245
Dilutive stock options and restricted stock	433	373
Diluted weighted average common shares outstanding	68,828	68,618
Diluted net income per share	$0.08	$0.07

Average diluted shares outstanding for the three month periods ending March 31, 2013 and 2012 exclude options to purchase common shares totaling 1,438 and 1,333, respectively, because the exercise prices were greater than the average market price of the common shares. In addition, the calculation of diluted net income per share excludes the impact of the Company’s Notes as the average stock price of the Company’s common stock was below the initial conversion price of approximately $11.70 per share for the quarter ending March 31, 2013. The Notes may have a dilutive impact if the average market price of the Company’s common stock is above the conversion price of the Notes.

9.	INCOME TAXES

The Company recognized income tax expense of $3.8 million in the first quarter of 2013 compared to a tax benefit of $0.4 million in the first quarter of 2012. The effective tax rate for the first quarter of 2013 was 40.0%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes. During the fourth quarter of 2012, the Company released $59.9 million of valuation allowance against its net deferred tax assets. Therefore, income tax benefit for the first quarter of 2012 reflected the utilization of valuation allowance for federal, state and local income taxes resulting in an effective tax rate less than the U.S. Federal statutory rate of 35%.

10.	OTHER ACCRUED LIABILITIES

The following table presents major components of Other Accrued Liabilities (in thousands):

	March 31,	December 31,
	2013	2012
Warranty	$15,363	$14,886
Payroll and related taxes	14,654	23,342
Self-insurance	8,060	7,702
Accrued taxes	6,035	5,578
Customer deposits	28,707	43,158
All other	13,803	10,207
	$86,622	$104,873

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2013	2012
Balance as of January 1	$14,886	$11,437
Provision for warranties issued in current year	1,400	822
Provision for pre-existing warranties	650	-
Payments	(1,573)	(783)
Balance as of March 31	$15,363	$11,476

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

a. Segment Reporting

The Company manages its business in three segments: Commercial Trailer Products, Diversified Products and Retail. The Commercial Trailer Products segment produces and sells new trailers to the Retail segment or to customers who purchase trailers directly from the Company or through independent dealers. The Diversified Products segment focuses on the Company’s commitment to expand its customer base, diversify its product offerings and revenues and extend its market leadership by leveraging its proprietary DuraPlate® panel technology, drawing on its core manufacturing expertise and making available products that are complementary to truck and tank trailers and transportation equipment. The results related to the purchased Beall assets from the date of the purchase, February 4, 2013, are included in the Diversified Products segment. The Retail segment includes the sale of new and used trailers, as well as the sale of after-market parts and service, through its retail branch network. The Company has not allocated certain corporate related administrative costs, interest and income taxes included in the corporate and eliminations segment to the Company’s other reportable segments. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows (in thousands):

	Commercial	Diversified		Corporate and
	Trailer Products	Products	Retail	Eliminations	Consolidated
Three Months Ended March 31, 2013
Net sales
External customers	$183,986	$99,689	$40,554	$-	$324,229
Intersegment sales	14,091	12,305	289	(26,685)	-
Total net sales	$198,077	$111,994	$40,843	$(26,685)	$324,229

Income (Loss) from operations	$5,320	$13,519	$873	$(4,856)	$14,856
Assets	$273,002	$509,858	$72,390	$80,025	$935,275

Three Months Ended March 31, 2012
Net sales
External customers	$233,560	$19,002	$25,120	$-	$277,682
Intersegment sales	9,820	12,588	-	(22,408)	-
Total net sales	$243,380	$31,590	$25,120	$(22,408)	$277,682

Income (Loss) from operations	$6,187	$5,384	$(75)	$(6,047)	$5,449
Assets	$292,495	$56,890	$137,622	$(77,352)	$409,655

b. Product Information

The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
Three Months Ended March 31,	$	$	$	$	%
2013
New trailers	175,003	43,521	16,943	235,467	72.6
Used trailers	5,050	949	2,648	8,647	2.7
Components, parts and service	2,705	18,901	19,679	41,285	12.7
Equipment and other	1,228	36,318	1,284	38,830	12.0
Total net external sales	183,986	99,689	40,554	324,229	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
	$	$	$	$	%
2012
New trailers	225,301	-	9,891	235,192	84.7
Used trailers	4,148	-	3,437	7,585	2.7
Components, parts and service	559	14,250	11,769	26,578	9.6
Equipment and other	3,552	4,752	23	8,327	3.0
Total net external sales	233,560	19,002	25,120	277,682	100.0

12.	NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends ASC 220, Comprehensive Income.  This ASU requires the disclosure of amounts reclassified out of accumulated other comprehensive income by component and by net income line item.  The disclosure may be provided either on the face of the financial statements or in the notes.  ASU 2013-02 is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2012. The adoption did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report of Wabash National Corporation (the “Company”, “Wabash” or “we”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forward-looking statements” include, but are not limited to, statements regarding:

•	our business plan;

•	the benefits of, and our plans relating to the acquisition of Walker Group Holdings (“Walker”) and our recently completed acquisition of certain assets of Beall Corporation (“Beall”), the amount of transaction costs associated with the acquisitions, our ability to manage the cost of the financing of the acquisition of Walker and related indebtedness and our ability to effectively integrate Walker and the Beall assets and realize the expected synergies and benefits;

•	our expected revenues, income or loss and capital expenditures;

•	our strategic plan and plans for future operations;

•	financing needs, plans and liquidity, including for working capital and capital expenditures;

•	our ability to achieve sustained profitability;

•	reliance on certain customers and corporate relationships;

•	our ability to diversify the product offerings of non-trailer businesses and opportunities to leverage the acquired Walker and Beall businesses to grow sales in our existing products;

•	availability and pricing of raw materials;

•	availability of capital and financing;

•	dependence on industry trends;

•	the outcome of any pending litigation;

•	export sales and new markets;

•	engineering and manufacturing capabilities and capacity;

•	acceptance of new technology and products;

•	government regulation; and

•	assumptions relating to the foregoing.

Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed in “Item 1A. Risk Factors” in our Form 10-K for the year ending December 31, 2012 and elsewhere herein. Each forward-looking statement contained in this Quarterly Report reflects our management’s view only as of the date on which that forward-looking statement was made. We are not obligated to update forward-looking statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended March 31,
	2013	2012
Net sales	100.0%	100.0%
Cost of sales	87.0	92.9
Gross profit	13.0	7.1

General and administrative expenses	4.2	3.0
Selling expenses	2.4	1.3
Amortization of intangibles	1.7	0.3
Acquisition expenses	0.1	0.5
Income from operations	4.6	2.0

Interest expense	(2.3)	(0.3)
Other, net	0.6	-
Income before income taxes	2.9	1.7

Income tax expense	1.1	0.1
Net income	1.8%	1.8%

For the three month period ended March 31, 2013, we recorded net sales of $324.2 million, compared to $277.7 million in the prior year period. Net sales increased $46.5 million as compared to the prior year period as the acquisition of Walker, completed on May 8, 2012, which generated net sales of $95.2 million in the current year period, was partially offset by a reduction in new trailer volumes of approximately 1,700 units, or 16.5%, as compared to the prior year. Gross profit margin was 13.0% in the first quarter of 2013 compared to 7.1% in the prior year period. The increase in gross profit margin is primarily due to improved pricing on new trailers and the diversification into higher margin opportunities through the acquisition of Walker. We continue to be encouraged by the overall trailer market throughout the first three months of 2013, and our expectation is that overall industry shipment and production levels will remain above replacement demand for the remainder of 2013 as key structural and market drivers continue to support healthy demand for new trailers. In addition, we expect to continue to deliver improvements in our financial and operational results as we further optimize our production facilities, implement synergies related to the acquisitions of Walker and certain assets of Beall, and continue to expand our Diversified Products customer base and product offerings.

Selling, general and administrative expenses increased in the first quarter of 2013 as compared to the same period in 2012 due primarily to the acquisition of Walker, as well as higher salaries and employee related costs. As a percentage of net sales, selling, general and administrative expenses increased to 6.6% as compared to 4.3% in the prior year period.

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

Three Months Ended March 31, 2013

Net Sales

Net sales in the first quarter of 2013 increased $46.5 million, or 16.7%, compared to the first quarter of 2012. By business segment, net external sales and related units sold were as follows (dollars in millions):

	Three Months Ended March 31,
			Change
	2013	2012	$	%
Sales by Segment
Commercial Trailer Products	$184.0	$233.6	$(49.6)	(21.2)
Diversified Products	99.7	19.0	80.7	424.7
Retail	40.5	25.1	15.4	61.4
Total	$324.2	$277.7	$46.5	16.7

New Trailers	(units)
Commercial Trailer Products	7,400	10,000	(2,600)	(26.0)
Diversified Products	600	-	600	-
Retail	600	300	300	100.0
Total	8,600	10,300	(1,700)	(16.5)

Used Trailers	(units)
Commercial Trailer Products	700	600	100	16.7
Retail	300	400	(100)	(25.0)
Total	1,000	1,000	-	-

Commercial Trailer Products segment sales were $184.0 million for the first quarter of 2013, a decrease of $49.6 million, or 21.2%, compared to the first quarter of 2012. The decrease in sales is due primarily to a 26.0% reduction in new trailer shipments as approximately 7,400 trailers shipped in the first quarter of 2013 compared to 10,000 trailers shipped in the prior year period. Average selling prices increased by 5.1% in the first quarter of 2013, compared to the prior year period, due to increased pricing necessary to offset higher raw material costs as well as favorable customer and product mix. Used trailer sales increased $0.9 million, or 21.7%, compared to the previous year period as a result of a 16.7% increase in shipments as demand for used trailers has remained healthy.

Diversified Products segment sales, net of intersegment sales, were $99.7 million for the first quarter of 2013, up $80.7 million, or 424.7%, compared to the same period in 2012. The increase in sales is due to the acquisition of Walker, which contributed $87.8 million in the current year period. Excluding Walker, Diversified Products segment sales for the current quarter was $11.8 million, a decrease of $7.2 million, or 37.7%, as compared to the previous year period as demand for our other product offerings, primarily related to the energy industry, have decreased.

Retail segment sales were $40.5 million in the first quarter of 2013, up $15.4 million, or 61.4%, compared to the prior year period. This increase in sales was partly due to the addition of six tank trailer parts and service locations as a result of the Walker acquisition, which added $7.8 million in sales for the current period. Excluding the parts and service locations acquired from Walker, Retail segment sales were $32.7 million, an increase of 30.4%, as compared to the prior year. New trailer sales increased $7.1 million, or 71.3%, as approximately 300 additional units were shipped during the current year as compared to the prior year period. Used trailer sales decreased $0.8 million, or 23.0%, primarily due to a 25.0% decline in unit volumes as compared to prior year period. Parts and service sales were up $1.3 million, or 11.1%.

Cost of Sales

Cost of sales for the first quarter of 2013 was $282.0 million, an increase of $24.1 million, or 9.3%, compared to the first quarter of 2012. As a percentage of net sales, cost of sales was 87.0% in the first quarter of 2013 compared to 92.9% in the first quarter of 2012.

Commercial Trailer Products segment cost of sales, as detailed in the following table, was $172.4 million for the first quarter of 2013, a decrease of $49.5 million, or 22.3%, compared to the first quarter of 2012. As a percentage of net sales, cost of sales was 93.7% for the current quarter compared to 95.0% in the prior year period.

	Three Months Ended March 31,
Commercial Trailer Products Segment	2013		2012
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$135.4	73.6%	$176.2	75.4%
Other Manufacturing Costs	37.0	20.1%	45.7	19.6%
	$172.4	93.7%	$221.9	95.0%

Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses. Material costs were 73.6% of net sales in the first quarter of 2013 compared to 75.4% for the same period in 2012. The 1.8% decrease resulted from increases in the overall average selling prices for new trailers necessary to offset increased raw material, commodity and component costs. Other manufacturing costs decreased $8.7 million in the current year period, as compared to the prior year period, resulting from decreases in new trailer production volumes. As a percentage of sales, other manufacturing costs increased from 19.6% in the first quarter of 2012 to 20.1% in the 2013 period.

Diversified Products segment cost of sales was $73.8 million in the first quarter of 2013, an increase of $61.2 million, or 488.0%, compared to the same 2012 period due primarily to the acquisition of Walker. As a percentage of net sales prior to the elimination of intersegment sales, cost of sales was 76.8% in the first quarter of 2013 compared to 79.6% in the first quarter of 2012. The 2.8% decrease as a percentage of net sales was primarily the result of the inclusion of Walker during the current year period and an increased percentage of net sales from our higher-margined product lines as compared to the previous year period.

Retail segment cost of sales was $35.7 million in the first quarter of 2013, an increase of $13.0 million, or 57.6%, compared to the same 2012 period. As a percentage of net sales, cost of sales was 88.0% for the first quarter of 2013 compared to 90.1% for the same period in 2012. The increase in cost of sales was due to the addition of six tank trailer parts and service locations from the Walker acquisition, which added $6.1 million in cost of sales for the quarter, as well as an increase in new trailer shipments for the quarter. The improvement in cost of sales as a percentage of net sales was primarily the result of product mix driven by an increased percentage of sales from our higher margin parts and service product line in the first quarter of 2013 as compared to the previous year period.

Gross Profit

Gross profit was $42.2 million in the first quarter of 2013, an improvement of $22.5 million from the prior year period. Gross profit as a percent of sales was 13.0% for the current quarter, compared to 7.1% for the same period in 2012. Gross profit by segment was as follows (in millions):

	Three Months Ended March 31,
			Change
	2013	2012	$	%
Gross Profit by Segment:
Commercial Trailer Products	$11.6	$11.6	$-	0.0
Diversified Products	25.9	6.5	19.4	298.5
Retail	4.9	2.5	2.4	96.0
Corporate and Eliminations	(0.2)	(0.9)	0.7	(77.8)
Total	$42.2	$19.7	$22.5	114.2

Commercial Trailer Products segment gross profit was $11.6 million for the first quarter of 2013 compared to $11.6 million for the first quarter of 2012. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales was 5.9% in the first quarter of 2013 as compared to 4.8% in the 2012 period. The increase in gross profit margin was primarily driven by improved pricing necessary to offset increased material costs and recapture lost margin.

Diversified Products segment gross profit was $25.9 million for the first quarter of 2013 compared to $6.5 million in the first quarter of 2012. This increase of $19.4 million, or 298.5%, was primarily due to the acquisition of Walker. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales was 23.2% in the first quarter of 2013 compared to 20.4% in the first quarter of 2012. The 2.8% increase as a percentage of net sales was largely the result of the inclusion of Walker during the current year period, as well as improved margins from our wood floor operations due to productivity improvements during the current year period as compared to the previous year period.

Retail segment gross profit was $4.9 million for the first quarter of 2013, an increase of $2.4 million compared to the same period in 2012. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales for the first quarter of 2013 was 11.9% compared to 9.9% for the prior year period. The increase in gross profit and gross profit margin is primarily due to the addition of six tank trailer parts and service locations from the Walker acquisition.

General and Administrative Expenses

General and administrative expenses increased $5.3 million, or 63.4%, from the prior year period. The increase was largely due to the inclusion of Walker, which added $3.2 million during the current year period. In addition, employee related costs, excluding Walker, increased $0.9 million in the current year period due to higher salaries and employee related costs, as well as the mark-to-market of certain stock based compensation awards. The remainder of the increase is primarily attributable to higher outside professional fees and technology costs. As a percentage of sales, general and administrative expenses increased to 4.2% for the current quarter as compared to 3.0% for the first quarter of 2012.

Selling Expenses

Selling expenses were $7.7 million in the first quarter of 2013, an increase of $4.2 million, or 119.3%, compared to the prior year period primarily due to the inclusion of Walker, which added $3.9 million during the current year period. In addition, employee related costs, excluding Walker, increased $0.3 million in the current year period due to employee incentive programs as well as the mark-to-market of certain stock based compensation awards. As a percentage of net sales, selling expenses were 2.4% for the first quarter of 2013 compared to 1.3% for the prior year period.

Amortization of Intangibles

Amortization of intangibles was $5.4 million for the first quarter of 2013, an increase of $4.6 million, or 627.6%, compared to the prior year period due to amortization expense recognized for intangible assets recorded from the acquisitions of Walker and certain assets of Beall.

Other Income (Expense)

Interest expense for the first quarter of 2013 totaled $7.5 million, an increase of $6.8 million primarily due to interest and non-cash accretion charges of $1.1 million related to our Convertible Senior Notes and Term Loan Credit Agreement entered into in connection with the Walker Acquisition. In addition, Other, net for the first quarter of 2013 includes interest income of $2.0 million due to the recovery of interest on past due accounts receivable.

Income Taxes

We recognized income tax expense of $3.8 million in the first quarter of 2013 compared to a tax benefit of $0.4 million in the first quarter of 2012. The effective tax rate for the first quarter of 2013 was 40.0%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes. During the fourth quarter of 2012, we released $59.9 million of valuation allowance against our net deferred tax assets. Therefore, income tax benefit for the first quarter of 2012 reflected the utilization of valuation allowance for federal, state and local income taxes resulting in an effective tax rate less than the U.S. Federal statutory rate of 35%. As of March 31, 2013, we had an estimated $103 million of remaining U.S. Federal income tax net operating loss carryforwards, which will begin to expire in 2028 if unused, and which may be subject to other limitations under IRS rules. We also have various multi-state income tax net operating loss carryforwards, which have been recorded as a deferred income tax asset, of approximately $11 million, before valuation allowances. We also have various U.S. Federal income tax credit carryforwards which will expire beginning in 2023, if unused. As a result, for the remainder of 2013 we estimate our effective tax rate to be approximately forty percent. However, due to our remaining income tax net operating loss carryforwards, we do not anticipate our cash taxes to be materially different from those paid in 2012 of approximately $0.6 million.

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of debt and equity. As of March 31, 2013, our debt to equity ratio was approximately 1.6:1.0. Our long-term objective is to generate operating cash flows sufficient to fund normal working capital requirements, to fund capital expenditures and to be positioned to take advantage of market opportunities, including the ability to improve our capital structure through debt repayments. For the remainder of 2013, we expect to fund operations, working capital requirements and capital expenditures through cash flows from operations as well as from available borrowings under our Amended and Restated Revolving Credit Agreement (as described below in “Debt Agreements and Related Amendments” section).

Debt Agreements and Related Amendments

Convertible Senior Notes

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

We account separately for the liability and equity components of the Notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. We determined that senior, unsecured corporate bonds traded on the market represent a similar liability to the convertible senior notes without the conversion option. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, we estimated the implied interest rate of the Notes to be 7.0%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the Notes, which resulted in a fair value of the liability component of $123.8 million upon issuance, calculated as the present value of implied future payments based on the $150.0 million aggregate principal amount. The $21.7 million difference between the cash proceeds before offering expenses of $145.5 million and the estimated fair value of the liability component was recorded in additional paid-in capital. The discount on the liability portion of the Notes is being amortized.

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

As of March 31, 2013, we were in compliance with all covenants of the Amended and Restated Revolving Credit Agreement.

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

Outstanding borrowings under the Term Loan Credit Agreement will bear interest at a rate, at the Borrowers’ election, equal to (i) LIBOR (subject to a floor of 1.25%) plus a margin of 4.75% or (ii) a base rate plus a margin of 3.75%. For the three months ended March 31, 2013, we paid $4.6 million of interest and $0.8 million of principal. As of March 31, 2013, we had $297.0 million outstanding under the Term Loan Credit agreement, of which $23.0 million was classified as current on our Condensed Consolidated Balance Sheet, including a $20.0 million voluntary prepayment to be made as of the effective date of the Amendment (see below “Amendment No. 1 to Credit Agreement” section for further details). In connection with the closing of the Term Loan Credit Agreement, we paid $7.5 million in original issuance discount fees which will be amortized over the life of the facility using the effective interest rate method. For the three months ended March 31, 2013, we charged $0.2 million of amortization for original issuance discount fees as Interest Expense in the Condensed Consolidated Statements of Operations.

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

As of March 31, 2013, our interest coverage and senior secured leverage ratios were 5.1:1.0 and 1.9:1.0, respectively, and we were in compliance with all covenants under the Term Loan Credit Agreement.

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

Amendment No. 1 to Credit Agreement

On April 25, 2013, we entered into Amendment No.1 to Credit Agreement (the “Amendment”), which will become effective on or after May 9, 2013 (upon the completion of certain conditions contained in the Amendment) and amends the Term Loan Credit Agreement. As of April 25, 2013, there was approximately $297 million of term loans outstanding under the Term Loan Credit Agreement (the “Initial Loans”), of which we will be prepaying $20 million in connection with the Amendment. Under the Amendment, the lenders agreed to provide to us term loans in an aggregate principal amount of $277 million, which will be exchanged for and used to refinance the Initial Loans (the “Tranche B-1 Loans”). The Tranche B-1 Loans mature on May 8, 2019, but provide for an accelerated maturity in the event our outstanding 3.375% Convertible Senior Notes due 2018 are not converted, redeemed, repurchased or refinanced in full on or before the date that is 91 days prior to the maturity date thereof. The Tranche B-1 Loans shall amortize in equal quarterly installments in aggregate amounts equal to 0.25% of the Tranche B-1 Loan amount, with the balance payable at maturity, and will bear interest at a rate, at our election, equal to (i) LIBOR (subject to a floor of 1.00%) plus a margin of 3.50% or (ii) a base rate plus a margin of 2.50%.

In addition, the Amendment amends the Term Loan Credit Agreement, by among other things, removing the covenant that we be required to maintain a minimum interest coverage ratio, and providing for a 1% prepayment premium in the event that we enter into a refinancing of, or amendment in respect of, the Tranche B-1 Loans on or prior to the first anniversary of the effective date of the Amendment that, in either case, results in the all-in yield of such refinancing or amendment being less than the all-in yield on the Tranche B-1 Loans. As amended, the Term Loan Credit Agreement will continue to require us to maintain a maximum senior secured leverage ratio tested as of the last day of each fiscal quarter for the four consecutive fiscal quarters then ending of not more than (A) 4.5 to 1.0 through September 30, 2013, (B) 4.0 to 1.0 thereafter through September 30, 2015, and (C) 3.5 to 1.0 thereafter.

Except as amended by the Amendment, the remaining terms of the Term Loan Credit Agreement remain in full force and effect.

Cash Flow

Cash used in operating activities for the first three months of 2013 totaled $7.7 million, compared to $24.1 million used in the same period in 2012. The cash used in operations during the current year period was the result of net income adjusted for various non-cash activities, including depreciation, amortization, deferred taxes, stock-based compensation and accretion of debt discount of $22.3 million, more than offset by a $30.0 million increase in our working capital. Increases in working capital for the current year period can be attributed to increased purchasing activities resulting from higher raw material requirements necessary to meet current production demand levels. Changes in key working capital accounts for the first three months of 2013 compared to the same period in 2012 are summarized below (in millions):

Source (Use) of cash:	2013	2012	Change
Accounts receivable	$(4.6)	$(10.7)	$6.1
Inventories	(46.6)	(25.8)	(20.8)
Accounts payable and accrued liabilities	19.6	4.8	14.8
Net use of cash	(31.6)	(31.7)	0.1

Accounts receivable increased by $4.6 million in the first three months of 2013 as compared to an increase of $10.7 million in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, increased to approximately 29 days as of March 31, 2013, compared to 21 days as of the same period in 2012. The increase in accounts receivable for 2013 was primarily the result of the timing of shipments and a 16.8% increase in our consolidated net sales as compared to the prior year period. Inventory increased by $46.6 million during the first three months of 2013 as compared to an increase of $25.8 million in the 2012 period. The increase in inventory for the 2013 period was due to higher raw material and finished goods inventory resulting from increased production levels throughout the first three months of 2013. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year was approximately 6 times in the 2013 and 2012 periods. Accounts payable and accrued liabilities increased by $19.6 million in 2013 compared to an increase of $4.8 million for the same period in 2012. The increase in 2013 was due primarily to timing of production as compared to the previous year period. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 40 days in 2013 as compared to 46 days in the same period in 2012.

Investing activities used $14.0 million during the first three months of 2013 compared to $1.0 million used in the same period in 2012. Cash used in investing activities in the first three months of 2013 was primarily related to the acquisition of certain assets of Beall completed in the first quarter for $13.9 million. The current period also includes capital expenditures totaling $2.6 million to support growth and improvement initiatives at our facilities.

Financing activities used $1.1 million during the first three months of 2013 primarily due to principal payments under our term loan credit facility and capital lease obligations of approximately $1.2 million.

As of March 31, 2013, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $200.1 million, representing an increase of $100.5 million and a decrease of $24.2 million as compared to March 31, 2012 and December 31, 2012, respectively. Total debt and capital lease obligations amounted to $429.5 million as of March 31, 2013. As we continue to see improvements to the overall trailer industry as well as our operating performance metrics, we believe our liquidity is adequate to fund operations, working capital needs and capital expenditures for the remainder of 2013.

Capital Expenditures

Capital spending amounted to $2.6 million for the first three months of 2013 and is anticipated to be approximately $20 million for 2013. Capital spending for 2013 has been and is expected to continue to be primarily utilized to support growth and improvement initiatives within our facilities.

Off-Balance Sheet Transactions

As of March 31, 2013, we had approximately $10.0 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter ended March 31, 2013.

Contractual Obligations and Commercial Commitments

We have included a summary of our Contractual Obligations and Commercial Commitments in our annual report on Form 10-K for the year ended December 31, 2012. With the exception of the increase in our raw material purchases commitments (see “Item 3. Qualitative and Quantitative Disclosures About Market Risks—Commodity Prices” section below for further details) and the increase in our capital lease commitments (see Note 2 of our condensed consolidated financials statements), there have been no material changes to the summary provided in that report.

Backlog

Orders that have been confirmed by customers in writing and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $674 million at March 31, 2013 compared to $666 million at December 31, 2012 and $583 million at March 31, 2012. The backlog as of March 31, 2013 includes $168 million related to our newly acquired Walker businesses. We expect to complete the majority of our existing backlog orders within the next 12 months.

OUTLOOK

The demand environment for trailers remained healthy during the first three months of 2013, as evidenced by a strong backlog, a trailer demand forecast by industry forecasters above replacement demand levels for the next several years and our ability to increase prices to recover material cost increases and improve margins. Recent estimates from industry forecasters, ACT Research Company (“ACT”) and FTR Associates (“FTR”), continue to provide further support for strong demand levels in 2013 and beyond as ACT is currently estimating demand to be approximately 252,000 trailers for 2013, representing an increase of 5% as compared to 2012, and forecasting continued strong demand levels into the foreseeable future with estimated annual average demand for the five year period ending 2018 of approximately 247,000 new trailers. Furthermore, FTR anticipates new trailer demand to be approximately 230,000 new trailers in 2013, representing a decrease of only 1% as compared to 2012 while projecting a stronger new trailer demand in 2014 totaling 237,000 trailers. While there are downside concerns relating to issues with the global economy, unemployment, and housing and construction-related markets in the U.S., taking into consideration these industry forecasts, discussions with both our customers and suppliers, as well as the need to renew an excessively aged trailer fleet, management expects demand for new trailers to continue to remain strong as we move through 2013.

Other challenges we face as we continue into 2013 will primarily relate to managing raw material commodity and component costs. While most commodity costs have recently stabilized, raw material costs remain volatile. As has been our policy, we will endeavor to pass along raw material and component price increases to our customers in addition to continuing our hedging activities in an effort to minimize the risk of changes in commodity prices having a significant impact on our operating results.

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

Based on these industry demand forecasts, conversations with our customers regarding their current requirements, our existing backlog of orders and our continued efforts to be selective in our order acceptance to ensure we obtain appropriate value for our products, we estimate that for the full year 2013 total new trailers sold will be between 45,000 and 48,000, which reflects volumes equal to or slightly stronger than 2012 demand levels. As a result of our commitment to recapture margins within our Commercial Trailer Products segment, our expectation for growth in trailer volumes is below the expected industry growth rate. However, we have already begun to realize the improvements in pricing and gross margins and we expect continued improvements as we continue through 2013. In addition, if the trailer market expands further as currently forecasted by ACT, we may have the ability to exceed these estimated levels in 2013.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have included a summary of our Critical Accounting Policies and Estimates in our annual report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the summary provided in that report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices and interest rates. The following discussion provides additional detail regarding our exposure to these risks.

Commodity Prices

We are exposed to fluctuations in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, nickel and copper as well as other raw material components. Given the historical volatility of certain commodity prices, this exposure can materially impact product costs. We manage commodity price changes by entering into fixed price contracts with our suppliers. As of March 31, 2013, we had $34.7 million in raw material purchase commitments through December 2013 for materials that will be used in the production process as compared to $18.6 million as of December 31, 2012. With the exception of certain long-term agreements with our core customers, we typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in product prices, our results would be materially and adversely affected.

Interest Rates

As of March 31, 2013, we had no floating rate debt outstanding under our revolving facility. During the three month period ending March 31, 2013, we maintained an average floating rate borrowing level of less than $0.1 million under our revolving line of credit. In addition, as of March 31, 2013, we had outstanding borrowings under our Term Loan Credit Agreement totaling $297.0 million that bear interest at a floating rate, subject to a minimum interest rate. Based on the average borrowings under our revolving facility and the outstanding indebtedness under our Term Loan Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of less than $0.1 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2013.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal year 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

On February 4, 2013, we completed the purchase of certain assets of Beall Corporation, which include certain previously existing information systems and internal controls over financial reporting. In conducting our evaluation of effectiveness of our internal control over financial reporting, we have elected to exclude Beall from our evaluation, as permitted under existing SEC rules. We are currently in the process of evaluating and integrating Beall’s historical internal controls over financial reporting with ours.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012. See also Note 7, “Contingencies”, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K, for the year ended December 31, 2012, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Our Equity Securities

For the quarter ended March 31, 2013, we repurchased a total of 3,665 shares to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards. During this period, there were no repurchases made pursuant to any repurchase programs.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2013	3,665	$9.67	—	—
February 2013	-	$-	—	—
March 2013	-	$-	—	—
Total	3,665	$9.67	—	—

ITEM 6.	EXHIBITS

(a)	Exhibits:
10.01	Amendment No. 1 to Credit Agreement, dated April 25, 2013 by and among Wabash National Corporation, Morgan Stanley Senior Funding, Inc,., as administrative agent and the lenders party thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 29, 2013 (File No. 1-10888).
31.01	Certification of Principal Executive Officer
31.02	Certification of Principal Financial Officer
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101	Interactive Data File Pursuant to Rule 405 of Regulation S-T

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: April 30, 2013	By:	/s/ Mark J. Weber
Mark J. Weber
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

