Form 10-Q
period 2013-06-30
WABASH NATIONAL CORP /DE
filed 2013-07-30
CIK 879526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013 OR
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

Yes ☐ No ☒

The number of shares of common stock outstanding at July 25, 2013 was 68,490,939.

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$45,415	$81,449
Accounts receivable	124,600	96,590
Inventories	243,688	189,487
Deferred income taxes	41,840	42,330
Prepaid expenses and other	5,579	8,239
Total current assets	$461,122	$418,095

PROPERTY, PLANT AND EQUIPMENT	138,474	132,146

DEFERRED INCOME TAXES	9,255	21,894

GOODWILL	150,282	146,444

INTANGIBLE ASSETS	170,012	171,990

OTHER ASSETS	10,299	12,057
	$939,444	$902,626

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$3,923	$3,381
Current portion of capital lease obligations	1,658	1,140
Accounts payable	126,027	87,299
Other accrued liabilities	93,992	104,873
Total current liabilities	$225,600	$196,693

LONG-TERM DEBT	397,171	416,849

CAPITAL LEASE OBLIGATIONS	7,275	3,781

DEFERRED INCOME TAXES	1,009	1,065

OTHER NONCURRENT LIABILITIES	16,729	15,511

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 68,469,444 and 68,378,984 shares outstanding, respectively	703	702
Additional paid-in capital	621,990	618,550
Accumulated deficit	(303,787)	(323,657)
Accumulated other comprehensive (loss) income	(95)	248
Treasury stock at cost, 1,873,870 and 1,870,205 common shares, respectively	(27,151)	(27,116)
Total stockholders' equity	$291,660	$268,727
	$939,444	$902,626

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

NET SALES	$413,126	$362,408	$737,355	$640,090

COST OF SALES	354,273	322,727	636,316	580,680

Gross profit	$58,853	$39,681	$101,039	$59,410

GENERAL AND ADMINISTRATIVE EXPENSES	14,974	9,953	28,649	18,321

SELLING EXPENSES	7,734	5,482	15,401	8,978

AMORTIZATION OF INTANGIBLES	5,454	3,454	10,824	4,192

ACQUISITION EXPENSES	239	12,224	857	13,902

Income from operations	$30,452	$8,568	$45,308	$14,017

OTHER INCOME (EXPENSE):
Interest expense	(6,577)	(5,441)	(14,112)	(6,174)
Other, net	(333)	(56)	1,905	(60)

Income before income taxes	$23,542	$3,071	$33,101	$7,783

INCOME TAX EXPENSE	9,407	1,129	13,231	777

Net income	$14,135	$1,942	$19,870	$7,006

BASIC AND DILUTED NET INCOME PER SHARE	$0.20	$0.03	$0.29	$0.10

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

NET INCOME	$14,135	$1,942	$19,870	$7,006

Other comprehensive (loss) income:
Foreign currency translation adjustment	(88)	106	(343)	106
Total other comprehensive (loss) income	(88)	106	(343)	106

COMPREHENSIVE INCOME	$14,047	$2,048	$19,527	$7,112

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended
	June 30,
	2013	2012

Cash flows from operating activities
Net income	$19,870	$7,006
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	8,483	6,640
Amortization of intangibles	10,824	4,192
Loss on debt extinguishment	698	-
Deferred income taxes	13,073	673
Stock-based compensation	3,908	2,151
Accretion of debt discount	2,268	777
Changes in operating assets and liabilities
Accounts receivable	(27,933)	(4,822)
Inventories	(53,255)	(20,285)
Prepaid expenses and other	160	(1,450)
Accounts payable and accrued liabilities	26,592	(4,835)
Other, net	1,952	(1,524)
Net cash provided by (used in) operating activities	$6,640	$(11,477)

Cash flows from investing activities
Capital expenditures	(6,579)	(3,589)
Acquisition, net of cash acquired	(15,985)	(364,012)
Other	2,500	-
Net cash used in investing activities	$(20,064)	$(367,601)

Cash flows from financing activities
Proceeds from exercise of stock options	191	186
Borrowings under revolving credit facilities	651	194,179
Payments under revolving credit facilities	(651)	(234,180)
Principal payments under capital lease obligations	(884)	(1,142)
Proceeds from issuance of convertible senior notes	-	145,500
Proceeds from issuance of term loan credit facility, net of issuance costs	-	292,500
Principal payments under term loan credit facility	(20,750)	(750)
Principal payments under industrial revenue bond	(151)	-
Debt issuance costs paid	(981)	(5,026)
Stock repurchase	(35)	(564)
Net cash (used in) provided by financing activities	$(22,610)	$390,703

Net (decrease) increase in cash	$(36,034)	$11,625
Cash at beginning of period	81,449	19,976
Cash at end of period	$45,415	$31,601

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

Beall Corporation

On February 4, 2013, the Company completed the acquisition of certain assets of the tank and trailer business of Beall Corporation, a Portland, Oregon-based manufacturer of aluminum tank trailers and related equipment. Beall Corporation began Chapter 11 reorganization proceedings in September of 2012, followed by a bankruptcy-court approved auction of its assets in December. The Company was the winning bidder for certain assets of Beall’s tank and trailer business, including equipment, inventory, certain product designs, intellectual property and other related assets. The aggregate consideration paid by the Company for the acquired assets and the assumed liabilities was $13.9 million, subject to post-closing purchase price adjustments related to the acquired working capital, and was preliminarily allocated to the opening balance sheet as follows (in thousands):

Current assets	$1,023
Property, plant and equipment	2,714
Intangibles	8,860
Goodwill	1,796
Total assets	$14,393

Current liabilities	$(462)
Total liabilities	$(462)

Acquisition	$13,931

Intangible assets of $8.9 million were recorded as a result of the purchase of the Beall assets. The intangible assets preliminarily consist of the following (in thousands):

	Amount	Useful Life
Tradenames and Trademarks	$1,622	20 years
Technology	1,217	8 years
Customer relationships	6,021	8 years
	$8,860

Goodwill of $1.8 million was preliminarily recorded as a result of the Beall purchase. Goodwill is comprised of operational synergies that are expected to be realized in both the short and long-term and the opportunity to complement our existing Diversified Products business through product line expansion and geographic growth. The Company expects the amount recorded as goodwill to be fully deductible for tax purposes.

In connection with the purchase of certain assets of Beall, the Company entered into a separate ten year capital lease agreement for Beall’s manufacturing facility in Portland, Oregon, with payments totaling approximately $4.7 million for such ten year period.

Walker Group Holdings LLC

On May 8, 2012, the Company completed the acquisition (the “Walker Acquisition”) of all the equity interests of Walker Group Holdings LLC (“Walker”) from Walker Group Resources LLC, the parent of Walker (“Seller”), pursuant to the Purchase and Sale Agreement, dated March 26, 2012, by and among the Company, Walker and Seller (the “Purchase and Sale Agreement”). The aggregate consideration paid by the Company for the Walker Acquisition was $377.0 million in cash. The amount of working capital acquired at the date of acquisition, previously in dispute between the Company and the Seller, was resolved during the second quarter of 2013 and the outcome required the Company to make an additional payment of $2.1 million. The Company financed the Walker Acquisition and related fees and expenses using the proceeds of the Company’s offering of 3.375% Convertible Senior Notes due 2018 and the Company’s borrowings under the Term Loan Credit Agreement (as described in further detail in Note 4).

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

The aggregate purchase price of $377.0 million was allocated to the opening balance sheet of Walker at May 8, 2012, the date of acquisition, as follows (in thousands):

Cash	$10,982
Current assets	93,409
Property, plant and equipment	32,541
Intangibles	162,800
Deferred income taxes	4,640
Goodwill	148,498
Total assets	$452,870

Current liabilities	$(74,722)
Deferred income taxes	(1,100)
Total liabilities	$(75,822)

$377,048

Acquisition, net of cash acquired	$366,066

Intangible assets of $162.8 million were recorded as a result of the acquisition. The intangible assets consist of the following (in thousands):

	Amount	Useful Life
Backlog	$900	Less than 1 year
Tradenames and Trademarks	27,600	20 years
Technology	15,300	12 years
Customer relationships	119,000	10 years
	$162,800

Intangible asset amortization expense for the three and six month periods ended June 30, 2013 and 2012 was $5.5 million and $10.8 million, respectively, and $3.5 million and $4.2 million, respectively. Annual intangible asset amortization expense for the next five fiscal years is estimated to be $21.7 million in 2013, $21.9 million in 2014, $21.3 million in 2015, $20.1 million in 2016 and $16.9 million in 2017.

Goodwill of $148.5 million was recorded as a result of the Walker Acquisition in the Diversified Products and Retail segments. Goodwill is comprised of operational synergies that are expected to be realized in both the short and long-term and the opportunity to enter new market sectors with higher margin potential, which will enable us to deliver greater value to our customers and shareholders. The Company expects the amount recorded as goodwill for the Walker Acquisition to be fully deductible for tax purposes.

The results of Walker are included in the Condensed Consolidated Statements of Operations from the date of acquisition. The three and six month periods ended June 30, 2013 include revenue of $103.1 million and $198.3 million, respectively, and income before income taxes of $13.4 million and $25.3 million, respectively. The three and six month periods ended June 30, 2012 include revenue of $44.3 million and income before income taxes of $3.7 million.

The following unaudited pro forma information is shown below as if the acquisition of Walker had been completed as of the beginning of the earliest period presented (in thousands, except per share amounts):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Sales	$401,142	$776,155
Operating income	$26,372	$47,058
Net income	$17,442	$29,957
Basic net income per share	$0.26	$0.44
Diluted net income per share	$0.25	$0.44

The information presented above is for informational purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at January 1, 2012, nor is it necessarily indicative of future operating results of the combined companies under the ownership and management of the Company.

The Company incurred various costs related to both the Walker Acquisition and the purchase of certain assets of Beall including fees paid to an investment banker for acquisition services and the related bridge financing commitment, as well as professional fees for diligence, legal and accounting services. These costs totaled $0.2 million and $0.9 million and $12.2 million and $13.9 million for the three and six month periods ended June 30, 2013 and 2012, respectively, and have been recorded as Acquisition Expenses in the Condensed Consolidated Statements of Operations.

3.	INVENTORIES

Inventories are stated at the lower of cost, primarily determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured inventory includes raw material, labor and overhead. Inventories consist of the following (in thousands):

	June 30,	December 31,
	2013	2012
Raw materials and components	$64,825	$57,187
Work in progress	26,303	24,849
Finished goods	126,909	82,930
Aftermarket parts	10,256	9,882
Used trailers	15,395	14,639
	$243,688	$189,487

4.	DEBT

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2013	2012
Convertible senior notes	$150,000	$150,000
Term loan credit facility	277,000	297,750
Industrial revenue bond	2,349	2,500
	$429,349	$450,250
Less: unamortized discount	(28,255)	(30,020)
Less: current portion	(3,923)	(3,381)
	$397,171	$416,849

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

The Company will apply the treasury stock method in the calculation of the dilutive impact of the Notes. For the three and six month periods ended June 30, 2013, the calculation of diluted net income per share excludes the impact of these Notes as the average stock price of the Company’s common stock was below the initial conversion price of approximately $11.70 per share.

The following table summarizes information about the equity and liability components of the Notes (dollars in thousands). The fair value of the notes outstanding were measured based on quoted market prices.

	June 30,	December 31,
	2013	2013
Principal amount of convertible notes outstanding	$150,000	$150,000
Unamortized discount of liability component	(21,259)	(23,082)
Net carrying amount of liability component	128,741	126,918
Less: current portion	-	-
Long-term debt	$128,741	$126,918
Carrying value of equity component, net of issuance costs	$20,993	$20,993
Remaining amortization period of discount on the liability component	4.8 years	5.3 years

Contractual coupon interest expense and accretion of discount on the liability component for the Note for the three and six month periods ended June 30, 2013 were as follow (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Contractual coupon interest expense	$1,266	$2,531
Accretion of discount on the liability component	$919	$1,823

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

The Amended and Restated Revolving Credit Agreement contains customary covenants limiting the ability of the Company and certain of its affiliates to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, the Company is required to maintain a minimum fixed charge coverage ratio of not less than 1.1 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Amended and Restated Revolving Credit Agreement is less than 12.5% of the total revolving commitment.

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

As of June 30, 2013, the Company had no outstanding borrowings under the Amended and Restated Revolving Credit Agreement and was in compliance with all covenants. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the revolving credit facility, amounted to $187.7 million as of June 30, 2013.

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

The Term Loan Credit Agreement is guaranteed by the Term Guarantors and is secured by (i) first-priority liens on and security interests in the Term Priority Collateral, and (ii) second-priority security interests in the Revolver Priority Collateral. The Term Loan Credit Agreement has a scheduled maturity date of May 8, 2019 but provides for an accelerated maturity in the event the Company’s outstanding 3.375% Convertible Senior Notes due 2018 are not converted, redeemed, repurchased or refinanced in full on or before the date that is 91 days prior to the maturity date thereof. The loans under the Term Loan Credit Agreement amortize in equal quarterly installments in aggregate amounts equal to 1% of the original principal amount of the term loans issued thereunder, with the balance payable at maturity. The Term Loan Credit Agreement also contains conditions providing for either voluntary or mandatory prepayments. Conditions for mandatory prepayments include but are not limited to asset sales with proceeds in excess of $1 million and the amount of excess cash flows, as defined in the Term Loan Credit Agreement, to be calculated annually with the delivery of financial statements beginning with the fiscal year ended December 31, 2012. Outstanding borrowings under the Term Loan Credit Agreement incurred interest at a rate, at the Borrowers’ election, equal to (i) LIBOR (subject to a floor of 1.25%) plus a margin of 4.75% or (ii) a base rate plus a margin of 3.75%.

The Term Loan Credit Agreement contained customary covenants limiting the ability of the Company and certain of its affiliates to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets. In addition, the Company was required to maintain a maximum senior secured leverage ratio tested as of the last day of each fiscal quarter for the four consecutive fiscal quarters then ending of not more than (A) 4.5 to 1.0 through September 30, 2013, (B) 4.0 to 1.0 thereafter through September 30, 2015, and (C) 3.5 to 1.0 thereafter.

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

Amendment to Credit Agreement

On April 25, 2013, the Company entered into Amendment No. 1 to Credit Agreement (the “Amendment”), which became effective on May 9, 2013 and amended the Term Loan Credit Agreement. As of April 25, 2013, there was $297.0 million of term loans outstanding under the Term Loan Credit Agreement (the “Initial Loans”), of which the Company prepaid $20.0 million in connection with the Amendment. Under the Amendment, the lenders agreed to provide to the Company term loans in an aggregate principal amount of $277.0 million, which were exchanged for and used to refinance the Initial Loans (the “Tranche B-1 Loans”). The Tranche B-1 Loans mature on May 8, 2019, but provide for an accelerated maturity in the event the Company’s outstanding 3.375% Convertible Senior Notes due 2018 are not converted, redeemed, repurchased or refinanced in full on or before the date that is 91 days prior to the maturity date thereof. The Tranche B-1 Loans shall amortize in equal quarterly installments in aggregate amounts equal to 0.25% of the Tranche B-1 Loan amount, with the balance payable at maturity, and will bear interest at a rate, at the Company’s election, equal to (i) LIBOR (subject to a floor of 1.00%) plus a margin of 3.50% or (ii) a base rate plus a margin of 2.50%.

In addition, the Amendment amended the Term Loan Credit Agreement, by among other things, removing the covenant that the Company be required to maintain a minimum interest coverage ratio, and provides for a 1% prepayment premium in the event that the Company enters into a refinancing of, or amendment in respect of, the Tranche B-1 Loans on or prior to the first anniversary of the effective date of the Amendment that, in either case, results in the all-in yield of such refinancing or amendment being less than the all-in yield on the Tranche B-1 Loans. As amended, the Term Loan Credit Agreement continues to require the Company to maintain a maximum senior secured leverage ratio tested as of the last day of each fiscal quarter for the four consecutive fiscal quarters then ending of not more than (A) 4.5 to 1.0 through September 30, 2013, (B) 4.0 to 1.0 thereafter through September 30, 2015, and (C) 3.5 to 1.0 thereafter.

As of June 30, 2013, the Company had a senior secured leverage ratio of 1.6:1.0, and was in compliance with all covenants under the Term Loan Credit Agreement.

Except as amended by the Amendment, the remaining terms of the Term Loan Credit Agreement remain in full force and effect.

For the six months ended June 30, 2013, the Company has paid $8.5 million of interest and $20.8 million of principal related to the Term Loan Credit Agreement, as amended. As of June 30, 2013, the Company had $277.0 million outstanding under the Term Loan Credit Agreement, as amended, of which $3.5 million was classified as current on the Company’s Condensed Consolidated Balance Sheet. In connection with the closing of the Term Loan Credit Agreement in May 2012 and the Amendment in April 2013, the Company paid a total of $8.5 million in original issuance discount fees which will be amortized over the life of the facility using the effective interest rate method. For the six months ended June 30, 2013, the Company charged $0.4 million of amortization for original issuance discount fees as Interest Expense in the Condensed Consolidated Statements of Operations. Additionally, during the second quarter of 2013 the Company charged $0.4 million of accelerated amortization in connection with the Amendment as Other, net in the Condensed Consolidated Statements of Operations.

Other Debt Facilities

On November 27, 2012, the Company entered into a loan agreement with GE Government Finance, Inc. as lender and the County of Trigg, Kentucky as issuer for a $2.5 million Industrial Revenue Bond. The funds received were used to purchase the equipment needed for the expansion of the Company’s Cadiz, Kentucky facility. The loan will bear interest at a rate of 4.25% and matures March 2018. As of June 30, 2013, the Company had $2.3 million outstanding of which $0.5 million was classified as current on our Condensed Consolidated Balance Sheet.

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

The investments purchased by the Company (asset) include mutual funds, $0.4 million of which are classified as Level 1, and life-insurance contracts valued based on the performance of underlying mutual funds, $4.1 million of which are classified as Level 2.

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

Estimated Fair Value of Debt

The estimated fair value of long-term debt at June 30, 2013 consists primarily of the Company’s Notes and borrowings under its Term Loan Credit Agreement (see Note 4). The fair value of the Notes, the Term Loan Credit Agreement and the revolving credit facility are based upon third party pricing sources, which generally does not represent daily market activity, nor does it represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the revolving credit facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings. All other debt and capital lease obligations approximate their fair value as determined by discounted cash flows and are classified as Level 3.

The Company’s carrying and estimated fair value of debt, at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013				December 31, 2012
	Carrying	Fair Value			Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Instrument
Convertible senior notes	$128,741	$-	$184,218	$-	$126,918	$-	$165,563	$-
Term loan credit agreement	270,004	-	275,615	-	290,812	-	300,728	-
Industrial revenue bond	2,349	-	-	2,349	2,500	-	-	2,500
Capital lease obligations	8,933	-	-	8,933	4,921	-	-	4,921
	$410,027	$-	$459,833	$11,282	$425,151	$-	$466,291	$7,421

6.	STOCK-BASED COMPENSATION

The Company recognizes all share-based payments based upon their fair value. To value new stock option awards the Company uses a binomial option-pricing model, which incorporates various assumptions including expected volatility, expected term, dividend yield and risk-free interest rates. The expected volatility is based upon the Company’s historical experience. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate utilized for periods throughout the contractual life of the options are based upon U.S. Treasury security yields at the time of grant. The Company also grants restricted stock units subject to service, performance and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance based units is based on the market price of a share of underlying common stock at the date of grant. The fair value of the market based units is based on a lattice valuation model. The amount of compensation costs related to stock options, nonvested restricted stock, restricted stock units and performance units not yet recognized was $10.6 million at June 30, 2013, for which the expense will be recognized through 2016.

7.	CONTINGENCIES

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, and is periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations"). As of June 30, 2013, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

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

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil. On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damages amount is approximately R$26.7 million (Brazilian Reais), which is approximately $11.9 million U.S. dollars using current exchange rates and exclusive of any potentially court-imposed interest, fees or inflation adjustments (which are currently estimated at a maximum of approximately $54 million, at current exchange rates, but may change with the passage of time and/or the discretion of the court at the time of final judgment in this matter). Due, in part, to the amount and type of damages awarded by the Fourth Civil Court of Curitiba, Wabash immediately filed for clarification of the judgment. The Fourth Civil Court has issued its clarification of judgment, leaving the underlying decision unchanged and referring the parties to the State of Paraná Court of Appeals for any further appeal of the decision. As such, Wabash filed its notice of appeal with the Court of Appeals, as well as its initial appeal papers, on April 22, 2013. The Court of Appeals has the authority to re-hear all facts presented to the lower court, as well as to reconsider the legal questions presented in the case, and to render a new judgment in the case without regard to the lower court’s findings. Pending outcome of this appeal process, the judgment is not enforceable by the plaintiff. Any ruling from the Court of Appeals is not expected prior to the end of 2013, and, accordingly, the judgment rendered by the lower court cannot be enforced prior to that time, and may be overturned or reduced as a result of this process. The Company believes that the claims asserted by BK are without merit and it intends to continue to vigorously defend its position. The Company has not recorded a charge with respect to this loss contingency as of June 30, 2013. Furthermore, at this time, the Company does not have sufficient information to predict the ultimate outcome of the case and is unable to estimate the amount of any reasonable possible loss or range of loss that it may be required to pay at the conclusion of the case. The Company will reassess the need for the recognition of a loss contingency upon official assignment of the case in the Court of Appeals, upon a decision to settle this case with the plaintiffs or an internal decision as to an amount that the Company would be willing to settle or upon the outcome of the appeals process.

Intellectual Property

In October 2006, the Company filed a patent infringement suit against Vanguard National Corporation (“Vanguard”) regarding the Company’s U.S. Patent Nos. 6,986,546 and 6,220,651 in the U.S. District Court for the Northern District of Indiana (Civil Action No. 4:06-cv-135). The Company amended the Complaint in April 2007. In May 2007, Vanguard filed its Answer to the Amended Complaint, along with Counterclaims seeking findings of non-infringement, invalidity, and unenforceability of the subject patents. The Company filed a reply to Vanguard’s counterclaims in May 2007, denying any wrongdoing or merit to the allegations as set forth in the counterclaims. The case has currently been stayed by agreement of the parties while the U.S. Patent and Trademark Office (“Patent Office”) undertakes a reexamination of U.S. Patent Nos. 6,986,546. In June 2010, the Patent Office notified the Company that the reexamination was complete and the Patent Office had reissued U.S. Patent No. 6,986,546 without cancelling any claims of the patent. The parties have not yet petitioned the Court to lift the stay, and it is unknown at this time when the parties’ petition to lift the stay may be filed or granted.

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

Walker Acquisition

As indicated in Note 2, on May 8, 2012, the Company completed the Walker Acquisition pursuant to the Purchase and Sale Agreement for $377.0 million in cash. In connection with the Acquisition there is an outstanding claim for unpaid benefits owed by the Seller that is currently in dispute which is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

In September 2003, the Company was noticed as a PRP by the U.S. Environmental Protection Agency (“EPA”) pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site (the “Superfund Site”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). The EPA’s allegation that the Company was a PRP arises out of the Company’s acquisition of a former branch facility located approximately five miles from the original Superfund Site. The Company acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002. In June 2010, the Company was contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that the Company contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010. The Company initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from the Company. If the settlement is approved by all parties, it will prevent any third party from successfully bringing claims against the Company for environmental contamination relating to this former branch property. The Company has been awaiting approval from the ADEQ since the settlement was first proposed in July 2010. Based on communications with the RID and ADEQ in May 2013, the Company does not expect to receive a response regarding the approval of the settlement from the ADEQ for, at least, several additional months. Based upon the Company’s limited period of ownership of the former branch property, and the fact that it no longer owns the former branch property, it does not anticipate that the ADEQ will reject the proposed settlement, but no assurance can be given at this time as to the ADEQ’s response to the settlement proposal. The proposed settlement terms have been accrued and did not have a material adverse effect on the Company’s financial condition or results of operations, and the Company believes that any ongoing proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

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

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic net income per share:
Net income applicable to common stockholders	$14,135	$1,942	$19,870	$7,006
Undistributed earnings allocated to participating securities	(112)	(16)	(169)	(60)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$14,023	$1,926	$19,701	$6,946
Weighted average common shares outstanding	68,442	68,323	68,419	68,284
Basic net income per share	$0.20	$0.03	$0.29	$0.10

Diluted net income per share:
Net income applicable to common stockholders	$14,135	$1,942	$19,870	$7,006
Undistributed earnings allocated to participating securities	(112)	(16)	(169)	(60)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$14,023	$1,926	$19,701	$6,946

Weighted average common shares outstanding	68,442	68,323	68,419	68,284
Dilutive stock options and restricted stock	416	202	425	287
Diluted weighted average common shares outstanding	68,858	68,525	68,844	68,571
Diluted net income per share	$0.20	$0.03	$0.29	$0.10

Average diluted shares outstanding for the three and six month periods ended June 30, 2013 and 2012 exclude options to purchase common shares totaling 1,451 and 1,801, respectively, and 1,444 and 1,567, respectively, because the exercise prices were greater than the average market price of the common shares. In addition, the calculation of diluted net income per share excludes the impact of the Company’s Notes as the average stock price of the Company’s common stock was below the initial conversion price of approximately $11.70 per share for the quarter ended June 30, 2013. The Notes may have a dilutive impact if the average market price of the Company’s common stock is above the conversion price of the Notes.

9.	INCOME TAXES

The Company recognized income tax expense of $13.2 million in the first six months of 2013 compared to $0.8 million for the same period in the prior year. The effective tax rate for the first six months of 2013 was 40.0%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes. During the fourth quarter of 2012, the Company released $59.9 million of valuation allowance against its net deferred tax assets. Therefore, income tax expense for the first six months of 2012 reflected the utilization of valuation allowance for federal, state and local income taxes resulting in an effective tax rate less than the U.S. Federal statutory rate of 35%.

10.	OTHER ACCRUED LIABILITIES

The following table presents major components of Other Accrued Liabilities (in thousands):

	June 30,	December 31,
	2013	2012
Warranty	$15,423	$14,886
Payroll and related taxes	20,136	23,342
Self-insurance	8,105	7,702
Accrued taxes	6,610	5,578
Customer deposits	32,698	43,158
All other	11,020	10,207
	$93,992	$104,873

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2013	2012
Balance as of January 1	$14,886	$11,437
Provision for warranties issued in current year	2,766	2,168
Walker acquisition	-	3,887
Provisions for pre-existing warranties	650	-
Payments	(2,879)	(1,922)
Balance as of June 30	$15,423	$15,570

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

a. Segment Reporting

The Company manages its business in three segments: Commercial Trailer Products, Diversified Products and Retail. The Commercial Trailer Products segment produces and sells new trailers to the Retail segment and to customers who purchase trailers directly from the Company or through independent dealers. The Diversified Products segment focuses on the Company’s commitment to expand its customer base, diversify its product offerings and revenues and extend its market leadership by leveraging its proprietary DuraPlate® panel technology, drawing on its core manufacturing expertise and making available products that are complementary to truck and tank trailers and transportation equipment. The results related to the purchased Beall assets from the date of the purchase, February 4, 2013, are included in the Diversified Products segment. The Retail segment includes the sale of new and used trailers, as well as the sale of after-market parts and service, through its retail branch network. The Company has not allocated certain corporate related administrative costs, interest and income taxes included in the corporate and eliminations segment to the Company’s other reportable segments. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. The Company manages its assets on a consolidated basis, not by operating segment, as the assets of the Diversified Products segment are intermixed with those of the Commercial Trailer Products segment. Therefore, our chief operating decision maker does not review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Reportable segment information is as follows (in thousands):

	Commercial	Diversified		Corporate and
Three Months Ended June 30,	Trailer Products	Products	Retail	Eliminations	Consolidated
2013
Net sales
External customers	$244,060	$121,360	$47,706	$-	$413,126
Intersegment sales	21,775	14,107	430	(36,312)	-
Total net sales	$265,835	$135,467	$48,136	$(36,312)	$413,126

Income (Loss) from operations	$14,555	$19,262	$1,261	$(4,626)	$30,452
Reconciling items to income before income taxes
Interest expense					(6,577)
Other, net					(333)
Income before income taxes					$23,542

2012
Net sales
External customers	$263,350	$61,054	$38,004	$-	$362,408
Intersegment sales	17,380	11,067	167	(28,614)	-
Total net sales	$280,730	$72,121	$38,171	$(28,614)	$362,408

Income (Loss) from operations	$13,735	$9,285	$1,027	$(15,479)	$8,568
Reconciling items to income before income taxes
Interest expense					(5,441)
Other, net					(56)
Income before income taxes					$3,071

	Commercial	Diversified		Corporate and
	Trailer Products	Products	Retail	Eliminations	Consolidated
Six Months Ended June 30,
2013
Net Sales
External customers	$428,148	$220,947	$88,260	$-	$737,355
Intersegment sales	35,762	26,536	719	(63,017)	-
Total net sales	$463,910	$247,483	$88,979	$(63,017)	$737,355

Income (Loss) from operations	$19,873	$32,782	$2,134	$(9,481)	$45,308
Reconciling items to income before income taxes
Interest expense					(14,112)
Other, net					1,905
Income before income taxes					$33,101

2012
Net Sales
External customers	$496,910	$80,056	$63,124	$-	$640,090
Intersegment sales	27,200	23,655	167	(51,022)	-
Total net sales	$524,110	$103,711	$63,291	$(51,022)	$640,090

Income (Loss) from operations	$19,922	$14,669	$952	$(21,526)	$14,017
Reconciling items to income before income taxes
Interest expense					(6,174)
Other, net					(60)
Income before income taxes					$7,783

b. Product Information

The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
Three Months Ended June 30,	$	$	$	$	%
2013
New trailers	232,848	51,232	22,864	306,944	74.3
Used trailers	6,265	671	3,657	10,593	2.6
Components, parts and service	2,592	30,515	19,795	52,902	12.8
Equipment and other	2,355	38,942	1,390	42,687	10.3
Total net external sales	244,060	121,360	47,706	413,126	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
	$	$	$	$	%
2012
New trailers	255,543	21,007	16,513	293,063	80.9
Used trailers	4,825	293	4,294	9,412	2.6
Components, parts and service	814	20,433	16,203	37,450	10.3
Equipment and other	2,168	19,321	994	22,483	6.2
Total net external sales	263,350	61,054	38,004	362,408	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
Six Months Ended June 30,	$	$	$	$	%
2013
New trailers	407,850	94,753	39,807	542,410	73.6
Used trailers	11,315	1,620	6,305	19,240	2.6
Components, parts and service	5,401	49,314	39,474	94,189	12.8
Equipment and other	3,582	75,260	2,674	81,516	11.1
Total net external sales	428,148	220,947	88,260	737,355	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
	$	$	$	$	%
2012
New trailers	480,842	21,007	26,404	528,253	82.5
Used trailers	8,973	293	7,731	16,997	2.7
Components, parts and service	1,373	34,683	27,972	64,028	10.0
Equipment and other	5,722	24,073	1,017	30,812	4.8
Total net external sales	496,910	80,056	63,124	640,090	100.0

12.	NEW ACCOUNTING PRONOUNCEMENTS

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report of Wabash National Corporation (the “Company”, “Wabash” or “we”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forward-looking statements” include, but are not limited to, statements regarding:

•	our business plan;

•	the benefits of, and our plans relating to the acquisition of Walker Group Holdings (“Walker”) and our recently completed acquisition of certain assets of Beall Corporation (“Beall”), the amount of transaction costs associated with the acquisitions, our ability to manage our indebtedness and our ability to effectively integrate Walker and the Beall assets and realize the expected synergies and benefits;

•	our expected revenues, income or loss and capital expenditures;

•	our strategic plan and plans for future operations;

•	financing needs, plans and liquidity, including for working capital and capital expenditures;

•	our ability to achieve sustained profitability;

•	reliance on certain customers and corporate relationships;

•	our ability to diversify the product offerings of non-trailer businesses and opportunities to leverage the acquired Walker and Beall businesses to grow sales in our existing products;

•	availability and pricing of raw materials;

•	availability of capital and financing;

•	dependence on industry trends;

•	the outcome of any pending litigation;

•	export sales and new markets;

•	engineering and manufacturing capabilities and capacity;

•	acceptance of new technology and products;

•	government regulation; and

•	assumptions relating to the foregoing.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.8	89.1	86.3	90.7
Gross profit	14.2	10.9	13.7	9.3

General and administrative expenses	3.5	2.7	3.9	2.9
Selling expenses	1.9	1.5	2.1	1.4
Amortization of intangibles	1.3	1.0	1.5	0.7
Acquisition expenses	0.1	3.4	0.1	2.1
Income from operations	7.4	2.3	6.1	2.2

Interest expense	(1.6)	(1.5)	(1.9)	(1.0)
Other, net	(0.1)	-	0.3	-
Income before income taxes	5.7	0.8	4.5	1.2

Income tax expense	2.3	0.3	1.8	0.1
Net income	3.4%	0.5%	2.7%	1.1%

For the three and six month periods ended June 30, 2013, we recorded net sales of $413.1 million and $737.4 million, respectively, compared to $362.4 million and $640.1 million, respectively, in the prior year periods. Net sales for the three and six month periods ended June 30, 2013 increased compared to the prior year periods due to the acquisition of Walker, completed on May 8, 2012, which generated net sales of $103.1 million and $198.3, respectively, as compared to net sales of $44.3 for the prior year periods from the date of acquisition through the end of the second quarter. Compared to the prior year periods new trailer volumes decreased by approximately 700 units, or 5.8%, and 2,400 units, or 10.7%, for the three and six month periods ended June 30, 2013, respectively. Gross profit margin was 14.2% in the second quarter of 2013 compared to 10.9% in the prior year period. The increase in gross profit margin is primarily due to improved pricing on new trailers and the diversification into higher margin opportunities made available through the acquisition of Walker. We continue to be encouraged by the overall trailer market throughout the first six months of 2013, and our expectation is that overall industry shipment and production levels will remain above replacement demand for the remainder of 2013 as key structural and market drivers continue to support healthy demand for new trailers. In addition, we expect to continue to deliver improvements in our financial and operational results as we further optimize our production facilities, implement synergies related to the acquisitions of Walker and certain assets of Beall, and continue to expand our Diversified Products customer base and product offerings.

Selling, general and administrative expenses increased in the second quarter of 2013 as compared to the same period in 2012 due primarily to the acquisition of Walker, as well as higher salaries and employee related costs. As a percentage of net sales, selling, general and administrative expenses increased to 5.4% as compared to 4.2% in the prior year period.

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

Three Months Ended June 30, 2013

Net Sales

Net sales in the second quarter of 2013 increased $50.7 million, or 14.0%, compared to the second quarter of 2012. By business segment, net external sales and related units sold were as follows (dollars in millions):

	Three Months Ended June 30,
			Change
	2013	2012	$	%
Sales by Segment
Commercial Trailer Products	$244.1	$263.4	$(19.3)	(7.3)
Diversified Products	121.4	61.1	60.3	98.7
Retail	47.6	37.9	9.7	25.6
Total	$413.1	$362.4	$50.7	14.0

New Trailers	(units)
Commercial Trailer Products	9,800	11,000	(1,200)	(10.9)
Diversified Products	800	500	300	60.0
Retail	800	600	200	33.3
Total	11,400	12,100	(700)	(5.8)

Used Trailers	(units)
Commercial Trailer Products	700	700	-	-
Retail	400	400	-	-
Total	1,100	1,100	-	-

Commercial Trailer Products segment sales were $244.1 million for the second quarter of 2013, a decrease of $19.3 million, or 7.3%, compared to the second quarter of 2012. The decrease in sales is due primarily to a 10.9% reduction in new trailer shipments as approximately 9,800 trailers shipped in the second quarter of 2013 compared to 11,000 trailers shipped in the prior year period. However, as compared to the prior period, average new trailer selling prices increased by 2.4% in the second quarter of 2013. The increase is primarily due to increased pricing necessary to recapture lost margins, as well as favorable customer and product mix. Used trailer sales increased $1.4 million, or 29.8%, compared to the previous year period. The increase primarily results from a favorable product mix as demand for used trailers remained constant during the current and prior year periods.

Diversified Products segment sales were $121.4 million for the second quarter of 2013, up $60.3 million, or 98.7%, compared to the same period in 2012. The increase in sales is primarily due to the acquisitions of Walker and certain assets of Beall, which contributed $97.2 million in the current year period. Excluding the impact of these acquisitions, Diversified Products segment sales for the current quarter were $24.2 million, an increase of $2.8 million, or 12.9%, as compared to the previous year period as our efforts to diversify our business and increase our market penetration and acceptance of our product offerings gained momentum and demand for our composite product offerings increased.

Retail segment sales were $47.6 million in the second quarter of 2013, up $9.7 million, or 25.6%, compared to the prior year period. This increase in sales was partly due to the addition of six tank trailer parts and service locations as a result of the Walker acquisition, generating $3.8 million more in sales for the current year period than compared to the previous year. Excluding the parts and service locations acquired from Walker, Retail segment sales were $39.3 million, an increase of 17.8%, as compared to the prior year. New trailer sales increased $6.4 million, or 38.5%, as approximately 200 additional units were shipped during the current year as compared to the prior year period. Used trailer sales decreased $0.6 million, or 14.8%, primarily due to product mix as demand for used trailers was consistent with the prior year period. Parts and service sales were up $3.6 million, or 22.2%.

Cost of Sales

Cost of sales for the second quarter of 2013 was $354.3 million, an increase of $31.5 million, or 9.8%, compared to the second quarter of 2012. As a percentage of net sales, cost of sales was 85.7% in the second quarter of 2013 compared to 89.1% in the second quarter of 2012.

Commercial Trailer Products segment cost of sales, as detailed in the following table, was $222.9 million for the second quarter of 2013, a decrease of $21.5 million, or 8.8%, compared to the second quarter of 2012. As a percentage of net sales, cost of sales was 91.3% for the current quarter compared to 92.8% in the prior year period.

	Three Months Ended June 30,
Commercial Trailer Products Segment	2013		2012
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$175.8	72.0%	$196.4	74.6%
Other Manufacturing Costs	47.1	19.3%	48.0	18.2%
	$222.9	91.3%	$244.4	92.8%

Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses. Material costs were 72.0% of net sales in the second quarter of 2013 compared to 74.6% for the same period in 2012. The 2.6% decrease was primarily driven by increases in the overall average selling prices for new trailers as raw material, commodity and component costs remained relatively consistent. Other manufacturing costs decreased $0.9 million in the current year period, as compared to the prior year period, resulting from lower variable costs related to decreases in new trailer production volumes. As a percentage of sales, other manufacturing costs increased from 18.2% in the second quarter of 2012 to 19.3% in the 2013 period due to reduced leverage of fixed costs from lower production.

Diversified Products segment cost of sales was $89.6 million in the second quarter of 2013, an increase of $45.1 million, or 101.4%, compared to the same 2012 period due primarily to the acquisition of Walker. As a percentage of net sales prior to the elimination of intersegment sales, cost of sales was 76.6% in the second quarter of 2013 compared to 77.1% in the second quarter of 2012. The 0.5% decrease as a percentage of net sales was primarily the result of the inclusion of Walker during the current year period and an increased percentage of net sales from our higher-margined product lines as compared to the previous year period.

Retail segment cost of sales was $42.2 million in the second quarter of 2013, an increase of $8.3 million, or 24.5%, compared to the same 2012 period. As a percentage of net sales, cost of sales was 88.4% for the second quarter of 2013 compared to 89.1% for the same period in 2012. The increase in cost of sales was primarily due to the addition of six tank trailer parts and service locations from the Walker acquisition, which added $3.0 million more in cost of sales for the current year period than compared to the previous year, as well as an increase in new trailer shipments for the quarter. The improvement in cost of sales as a percentage of net sales was primarily the result of product mix driven by an increased percentage of sales from our higher margin parts and service product line in the second quarter of 2013 as compared to the previous year period.

Gross Profit

Gross profit was $58.9 million in the second quarter of 2013, an improvement of $19.2 million from the prior year period. Gross profit as a percent of sales was 14.2% for the current quarter, compared to 10.9% for the same period in 2012. Gross profit by segment was as follows (in millions):

	Three Months Ended June 30,
			Change
	2013	2012	$	%
Gross Profit by Segment:
Commercial Trailer Products	$21.2	$18.9	$2.3	12.2
Diversified Products	31.7	16.6	15.1	91.0
Retail	5.5	4.1	1.4	34.1
Corporate and Eliminations	0.5	0.1	0.4	400.0
Total	$58.9	$39.7	$19.2	48.4

Commercial Trailer Products segment gross profit was $21.2 million for the second quarter of 2013 compared to $18.9 million for the second quarter of 2012. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales was 7.9% in the second quarter of 2013 as compared to 6.7% in the 2012 period. The increase in gross profit margin was primarily driven by improved pricing necessary to recapture lost margins.

Diversified Products segment gross profit was $31.7 million for the second quarter of 2013 compared to $16.6 million in the second quarter of 2012. This increase of $15.1 million, or 91.0%, was primarily due to the acquisition of Walker. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales, was 23.4% in the second quarter of 2013 compared to 22.9% in the second quarter of 2012. The 0.5% increase as a percentage of net sales was largely the result of the inclusion of Walker during the current year period, as well as improved margins from our wood floor operations due to continued productivity improvements during the current year period as compared to the previous year period.

Retail segment gross profit was $5.5 million for the second quarter of 2013, an increase of $1.4 million compared to the same period in 2012. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales for the second quarter of 2013 was 11.5% compared to 10.8% for the prior year period. The increase in gross profit and gross profit margin is primarily due to the addition of six tank trailer parts and service locations from the Walker acquisition.

General and Administrative Expenses

General and administrative expenses increased $5.0 million, or 50.4%, from the prior year period. The increase was largely due to the inclusion of a full quarter of Walker and Beall, which added expenses of approximately $3.6 million during the current year period as compared to approximately $2.0 million in the prior year. In addition, employee related costs, excluding Walker and Beall, increased $1.8 million in the current year period due to higher salaries and employee related costs, as well as the mark-to-market of certain stock based compensation awards. The remainder of the increase is primarily attributable to higher outside professional fees and technology costs. As a percentage of sales, general and administrative expenses increased to 3.5% for the current quarter as compared to 2.7% for the second quarter of 2012.

Selling Expenses

Selling expenses were $7.7 million in the second quarter of 2013, an increase of $2.3 million, or 41.1%, compared to the prior year period primarily due to the inclusion of a full quarter of Walker and Beall, which added expenses of approximately $3.6 million during the current year period as compared to approximately $2.1 million in the prior year. In addition, employee related costs, excluding Walker and Beall, increased $0.7 million in the current year period due to employee incentive programs as well as the mark-to-market of certain stock based compensation awards. As a percentage of net sales, selling expenses were 1.9% for the second quarter of 2013 compared to 1.5% for the prior year period.

Amortization of Intangibles

Amortization of intangibles was $5.5 million for the second quarter of 2013, an increase of $2.0 million, or 57.9%, compared to the prior year period due to amortization expense recognized for intangible assets recorded from the acquisitions of Walker and certain assets of Beall.

Acquisition Expenses

Acquisition expenses totaling $0.2 million for the second quarter of 2013 represent acquisition related costs incurred in connection with the acquisitions of Walker and certain assets of Beall.

Other Income (Expense)

Interest expense for the second quarter of 2013 totaled $6.6 million, an increase of $1.1 million primarily due to interest and non-cash accretion charges related to our Convertible Senior Notes and Term Loan Credit Agreement entered into in connection with the Walker Acquisition. In addition, Other, net for the second quarter of 2013 includes a loss on the early extinguishment of debt of $0.7 million which represents the write-off of debt issuance costs recognized on the amendment to our Term Loan Credit Agreement.

Income Taxes

We recognized income tax expense of $9.4 million in the second quarter of 2013 compared to expense of $1.1 million in the second quarter of 2012. The effective tax rate for the second quarter of 2013 was 40.0%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes. During the fourth quarter of 2012, we released $59.9 million of valuation allowance against our net deferred tax assets and, as of June 30, 2013, we had an estimated $79 million of remaining U.S. Federal income tax net operating loss carryforwards, which will begin to expire in 2028 if unused, and which may be subject to other limitations under IRS rules. We also have various multi-state income tax net operating loss carryforwards, which have been recorded as a deferred income tax asset, of approximately $9 million, before valuation allowances. We also have various U.S. Federal income tax credit carryforwards which will expire beginning in 2023, if unused. As a result, for the remainder of 2013 we estimate our effective tax rate to be approximately forty percent. However, due to our remaining income tax net operating loss carryforwards, we do not anticipate our cash taxes to be materially different from those paid in 2012 of approximately $0.6 million.

Six Months Ended June 30, 2013

Net Sales

Net sales for the first six months of 2013 increased $97.3 million, or 15.2%, compared to the 2012 period. By business segment, net external sales and related units sold were as follows (dollars in millions):

	Six Months Ended June 30,
			Change
	2013	2012	$	%
Sales by Segment
Commercial Trailer Products	$428.1	$496.9	$(68.8)	(13.8)
Diversified Products	220.9	80.1	140.8	175.8
Retail	88.4	63.1	25.3	40.1
Total	$737.4	$640.1	$97.3	15.2

New Trailers	(units)
Commercial Trailer Products	17,100	20,900	(3,800)	(18.2)
Diversified Products	1,400	500	900	180.0
Retail	1,500	1,000	500	50.0
Total	20,000	22,400	(2,400)	(10.7)

Used Trailers	(units)
Commercial Trailer Products	1,400	1,300	100	7.7
Diversified Products	100	-	100	-
Retail	600	800	(200)	(25.0)
Total	2,100	2,100	-	-

Commercial Trailer Products segment sales were $428.1 million for the first six months of 2013, down $68.8 million, or 13.8%, compared to the first six months of 2012. The decrease in sales is due primarily to an 18.2% decrease in new trailer shipments as approximately 17,100 trailers shipped in the first six months of 2013 compared to 20,900 trailers shipped in the prior year period. However, the decrease in new trailer shipments were partially offset by a 3.7% increase in average selling prices in the first six months of 2013 compared to the prior year period, due to increased pricing necessary to recapture lost margins, as well as favorable customer and product mix. Used trailer sales increased $2.3 million, or 26.1%, compared to the previous year period. The increase was attributable to a 17.7% increase in the average unit selling price and a 7.7% increase in shipments due to increased market demand.

Diversified Products segment sales were $220.9 million for the first six months of 2013, up $140.8 million, or 175.8%, compared to the same period in 2012. The increase in sales is primarily due to the acquisitions of Walker and certain assets of Beall, which contributed $145.3 million more in sales during the current six month period than compared to the prior year period. We continue to gain positive momentum in our efforts to diversify our business and increase our market penetration and overall acceptance of our product offerings.

Retail segment sales were $88.4 million in the first six months of 2013, up $25.3 million, or 40.1%, compared to the prior year period. This increase in sales was partly due to the addition of six tank trailer parts and service locations as a result of the Walker acquisition, generating $11.6 million more in sales during the six month period than compared to the previous year period. Excluding the parts and service locations acquired from Walker, Retail segment sales were $72.0 million, an increase of 23.2%, as compared to the prior year. New trailer sales increased $13.4 million, or 50.8%, as approximately 500 additional units were shipped during the current year as compared to the prior year period. Used trailer sales decreased $1.4 million, or 18.4%, primarily due to a 25.0% decrease in shipments compared to the prior year period. Parts and service sales were up $11.5 million, or 41.1%.

Cost of Sales

Cost of sales for the first six months of 2013 was $636.3 million, an increase of $55.6 million, or 9.6%, compared to the 2012 period. As a percentage of net sales, cost of sales was 86.3% for the first six months of 2013 compared to 90.7% for the 2012 period.

Commercial Trailer Products segment cost of sales, as detailed in the following table, was $395.4 million for the first six months of 2013, a decrease of $70.9 million, or 15.2%, compared to the first six months of 2012. As a percentage of net sales, cost of sales was 92.4% for the first six months compared to 93.8% in the prior year period.

	Six Months Ended June 30,
Commercial Trailer Products Segment	2013		2012
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$311.3	72.7%	$372.6	75.0%
Other Manufacturing Costs	84.1	19.7%	93.7	18.8%
	$395.4	92.4%	$466.3	93.8%

Cost of sales is composed of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses. Material costs were 72.7% of net sales in the first six months of 2013 compared to 75.0% for the prior year period. The 2.3% decrease was primarily driven by increases in average selling prices for new trailers as raw material, commodity and component costs remained relatively consistent as well as favorable customer and product mix. Other manufacturing costs decreased $9.6 million in the current year period, as compared to the prior year period, resulting from lower variable costs related to decreases in new trailer production volumes. As a percentage of sales, other manufacturing costs increased from 18.8% in the prior year period to 19.7% in the 2013 period due to reduced leverage of fixed costs from lower production.

Diversified Products segment cost of sales was $163.3 million in the first six months of 2013, an increase of $106.2 million, or 186.2%, compared to the same 2012 period primarily resulting from the acquisition of Walker. As a percentage of net sales prior to the elimination of intersegment sales, cost of sales was 76.7% in the first six months of 2013 compared to 77.8% in the first six months of 2012. The 1.1% decrease as a percentage of net sales was primarily the result of an increased percentage of net sales from our higher-margined product lines as compared to the previous year period.

Retail segment cost of sales was $77.9 million in the first six months of 2013, an increase of $21.3 million, or 37.8%, compared to the same 2012 period. The increase in cost of sales was primarily due to the addition of six tank trailer parts and service locations from the Walker acquisition, which added $8.8 million more in cost of sales during the six month period than compared to the previous year period, as well as an increase in new trailer shipments for the quarter. As a percentage of net sales, cost of sales was 88.2% in the first six months of 2013 compared to 89.5% in the first six months of 2012. This improvement as a percentage of net sales was primarily the result of product mix as an increased percentage of net sales from the higher margin parts and service product line for the 2013 period as compared to the prior year period.

Gross Profit

Gross profit was $101.0 million in the first six months of 2013, an improvement of $41.6 million, or 70.0%, from the prior year period. Gross profit as a percent of sales was 13.7% for the first six months compared to 9.3% for the same period in 2012. Gross profit by segment was as follows (in millions):

	Six Months Ended June 30,
			Change
	2013	2012	$	%
Gross Profit by Segment:
Commercial Trailer Products	$32.7	$30.6	$2.1	6.9
Diversified Products	57.7	23.0	34.7	150.9
Retail	10.4	6.6	3.8	57.6
Corporate and Eliminations	0.2	(0.8)	1.0	(125.0)
Total	$101.0	$59.4	$41.6	70.0

Commercial Trailer Products segment gross profit was $32.7 million for the first six months of 2013 compared to $30.6 million in the prior year period. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales was 7.1% in the first six months of 2013 as compared to 5.8% for the prior year period. The increase in gross profit as a percentage of net sales was primarily driven by improved pricing necessary to recapture lost margins.

Diversified Products segment gross profit was $57.7 million for the first six months of 2013 compared to $23.0 million for the prior year period due primarily to the acquisition of Walker. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales was 23.3% in the first six months of 2013 compared to 22.2% in the first six months of 2012. The 1.1% increase as a percentage of net sales was largely the result of the inclusion of Walker for the entire six months of 2013, as well as improved margins from our wood floor operations due to productivity improvements during the current year period as compared to the previous year period.

Retail segment gross profit was $10.4 million for the first six months of 2013, an increase of $3.8 million compared to the same period in 2012. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales for the first six months of 2013 was 11.7% compared to 10.4% for the prior year period. The 57.6% increase in gross profit as well as the 1.3 % increase in gross profit as a percentage of sales is primarily due to increased sales as parts and service sales, which carry a higher margin, increased 41.1% and new trailer sales, which carry a lower margin, increased 50.8% as compared to the prior year period.

General and Administrative Expenses

General and administrative expenses of $28.6 million for the first six months of 2013 increased $10.3 million, or 56.4%, from the prior year period. The increase was largely due to the inclusion of Beall since the date of acquisition, or February 4, 2013, and a full year of Walker, which added expenses of approximately $6.9 million during the current year period as compared to approximately $2.0 million in the prior year. In addition, employee related costs, excluding Walker and Beall, increased $2.7 million in the current year period due to higher salaries and other employee related costs, as well as the mark-to-market of certain stock based compensation awards. The remainder of the increase is primarily attributable to higher outside professional fees and technology costs. As a percentage of sales, general and administrative expenses increased to 3.9% for the current year as compared to 2.9% for the prior year period.

Selling Expenses

Selling expenses were $15.4 million for the first six months of 2013, an increase of $6.4 million, or 71.5%, compared to the prior year period primarily due to the inclusion of Beall since the date of acquisition, or February 4, 2013, and a full year of Walker, which added expenses of approximately $7.5 million during the current year period as compared to approximately $2.1 million in the prior year. In addition, employee related costs, excluding Walker and Beall, increased $1.0 million in the current year period due to employee incentive programs as well as the mark-to-market of certain stock based compensation awards. As a percentage of net sales, selling expenses were 2.1% for the first six months of 2013 compared to 1.4% for the prior year period.

Amortization of Intangibles

Amortization of intangibles was $10.8 million for the first six months of 2013, an increase of $6.6 million, or 158.2%, as compared to the prior year period due to amortization expense recognized for intangible assets recorded from the acquisitions of Walker and certain assets of Beall.

Acquisition Expenses

Acquisition expenses totaling $0.9 million for the first six months of 2013 represent acquisition related costs incurred in connection with the acquisitions of Walker and certain assets of Beall.

Other Income (Expense)

Interest expense for the first six months of 2013 totaled $14.1 million, an increase of $7.9 million, primarily due to interest and non-cash accretion charges related to our Convertible Senior Notes and Term Loan Credit Agreement entered into in connection with the Walker Acquisition. In addition, Other, net for the first six months of 2013 includes interest income of $2.0 million due to the recovery of interest on past due accounts receivable, offset by a loss on early extinguishment of debt of $0.7 million representing the write-off of debt issuance costs recognized on the amendment to our Term Loan Credit Agreement.

Income Taxes

We recognized income tax expense of $13.2 million in the first six month of 2013 compared to expense of $0.8 million in the prior year period. The effective tax rate for the first six months of 2013 was 40.0%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes. During the fourth quarter of 2012, we released $59.9 million of valuation allowance against our net deferred tax assets. Therefore, income tax expense for the first six months of 2012 reflected the utilization of valuation allowance for federal, state and local income taxes resulting in an effective tax rate less than the U.S. Federal statutory rate of 35%. As of June 30, 2013, we had an estimated $79 million of remaining U.S. Federal income tax net operating loss carryforwards, which will begin to expire in 2028 if unused, and which may be subject to other limitations under IRS rules. We also have various multi-state income tax net operating loss carryforwards, which have been recorded as a deferred income tax asset, of approximately $9 million, before valuation allowances. We also have various U.S. Federal income tax credit carryforwards which will expire beginning in 2023, if unused. As a result, for the remainder of 2013 we estimate our effective tax rate to be approximately forty percent. However, due to our remaining income tax net operating loss carryforwards, we do not anticipate our cash taxes to be materially different from those paid in 2012 of approximately $0.6 million.

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of debt and equity. As of June 30, 2013, our debt to equity ratio was approximately 1.4:1.0. Our long-term objective is to generate operating cash flows sufficient to fund normal working capital requirements, to fund capital expenditures and to be positioned to take advantage of market opportunities, including the ability to improve our capital structure through debt repayments. For the remainder of 2013, we expect to fund operations, working capital requirements and capital expenditures through cash flows from operations as well as from available borrowings under our Amended and Restated Revolving Credit Agreement (as described below in “Debt Agreements and Related Amendments” section).

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

Furthermore, on May 8, 2012 and in connection with the completion of the Walker Acquisition and entering into the Term Loan Credit Agreement (as defined below), we repaid approximately $51 million of borrowings under our senior secured revolving credit facility, dated June 28, 2011, and entered into an amendment and restatement of that credit agreement among us, certain of our subsidiaries (collectively, the “Borrowers”), Wells Fargo Capital Finance, LLC, as joint lead arranger, joint bookrunner and administrative agent (the “Revolver Agent”), RBS Citizens Business Capital, a division of RBS Citizens, N.A., as joint lead arranger, joint bookrunner and syndication agent, and the other lenders named therein, as amended (the “Amended and Restated Revolving Credit Agreement”). Also on May 8, 2012, certain of our subsidiaries (the “Revolver Guarantors”) entered into a general continuing guarantee of the Borrowers’ obligations under the Amended and Restated Revolving Credit Agreement in favor of the lenders (the “Revolver Guarantee”).

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

The Amended and Restated Revolving Credit Agreement contains customary covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, we are required to maintain a minimum fixed charge coverage ratio of not less than 1.1 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Amended and Restated Revolving Credit Agreement is less than 12.5% of the total revolving commitment.

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

As of June 30, 2013, we were in compliance with all covenants of the Amended and Restated Revolving Credit Agreement.

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

The Term Loan Credit Agreement contains customary covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets. In addition, we are required to maintain (i) a minimum interest coverage ratio tested as of the last day of each fiscal quarter for the four consecutive fiscal quarters then ending of not less than (A) 2.0 to 1.0 through September 30, 2013, (B) 3.0 to 1.0 thereafter through September 30, 2015, and (C) 4.0 to 1.0 thereafter, and (ii) a maximum senior secured leverage ratio tested as of the last day of each fiscal quarter for the four consecutive fiscal quarters then ending of not more than (A) 4.5 to 1.0 through September 30, 2013, (B) 4.0 to 1.0 thereafter through September 30, 2015, and (C) 3.5 to 1.0 thereafter.

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

Amendment No. 1 to Credit Agreement

On April 25, 2013, we entered into Amendment No.1 to Credit Agreement (the “Amendment”), which was effective on May 9, 2013, and amended the Term Loan Credit Agreement. As of April 25, 2013, there was approximately $297.0 million of term loans outstanding under the Term Loan Credit Agreement (the “Initial Loans”), of which we paid $20.0 million in connection with the Amendment. Under the Amendment, the lenders agreed to provide to us term loans in an aggregate principal amount of $277.0 million, which were exchanged for and used to refinance the Initial Loans (the “Tranche B-1 Loans”). The Tranche B-1 Loans mature on May 8, 2019, but provide for an accelerated maturity in the event our outstanding 3.375% Convertible Senior Notes due 2018 are not converted, redeemed, repurchased or refinanced in full on or before the date that is 91 days prior to the maturity date thereof. The Tranche B-1 Loans shall amortize in equal quarterly installments in aggregate amounts equal to 0.25% of the Tranche B-1 Loan amount, with the balance payable at maturity, and will bear interest at a rate, at our election, equal to (i) LIBOR (subject to a floor of 1.00%) plus a margin of 3.50% or (ii) a base rate plus a margin of 2.50%.

In addition, the Amendment amended the Term Loan Credit Agreement, by among other things, removing the covenant that we be required to maintain a minimum interest coverage ratio, and providing for a 1% prepayment premium in the event that we enter into a refinancing of, or amendment in respect of, the Tranche B-1 Loans on or prior to the first anniversary of the effective date of the Amendment that, in either case, results in the all-in yield of such refinancing or amendment being less than the all-in yield on the Tranche B-1 Loans. As amended, the Term Loan Credit Agreement will continue to require us to maintain a maximum senior secured leverage ratio tested as of the last day of each fiscal quarter for the four consecutive fiscal quarters then ending of not more than (A) 4.5 to 1.0 through September 30, 2013, (B) 4.0 to 1.0 thereafter through September 30, 2015, and (C) 3.5 to 1.0 thereafter.

As of June 30, 2013, our senior secured leverage ratio was 1.6:1.0, and we were in compliance with all covenants under the Amendment.

Except as amended by the Amendment, the remaining terms of the Term Loan Credit Agreement remain in full force and effect.

For the six months ended June 30, 2013, we paid $8.5 million of interest and $20.8 million of principal. As of June 30, 2013, we had $277.0 million outstanding under the Term Loan Credit agreement, as amended, of which $3.5 million was classified as current on our Condensed Consolidated Balance Sheet. In connection with the closing of the Term Loan Credit Agreement in May 2012 and related Amendment in April 2013, we paid a total of $8.5 million in original issuance discount fees which will be amortized over the life of the facility using the effective interest rate method. For the six months ended June 30, 2013, we charged $0.4 million of amortization for original issuance discount fees as Interest Expense in the Condensed Consolidated Statements of Operations. Additionally, during the second quarter of 2013 we charged $0.4 million of accelerated amortization in connection with the Amendment as Other, net in the Condensed Consolidated Statements of Operations.

Cash Flow

Cash provided by operating activities for the first six months of 2013 totaled $6.6 million, compared to $11.5 million used in the same period in 2012. Cash provided by operations during the current year period was the result of net income adjusted for various non-cash activities, including depreciation, amortization, deferred taxes, stock-based compensation and accretion of debt discount of $59.1 million, offset by a $52.5 million increase in our working capital. Increases in working capital for the current year period can be attributed to increased purchasing activities resulting from higher raw material requirements necessary to meet current production demand levels. Changes in key working capital accounts for the first six months of 2013 as compared to the same period in 2012 are summarized below (in millions):

Source (Use) of cash:	2013	2012	Change
Accounts receivable	$(27.9)	$(4.8)	$(23.1)
Inventories	(53.3)	(20.3)	(33.0)
Accounts payable and accrued liabilities	26.6	(4.8)	31.4
Net use of cash	(54.6)	(29.9)	(24.7)

Accounts receivable increased by $27.9 million in the first six months of 2013 as compared to an increase of $4.8 million in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, increased to approximately 28 days as of June 30, 2013, compared to 26 days as of the same period in 2012. The increase in accounts receivable for 2013 was primarily the result of the timing of shipments and a 15.2% increase in our consolidated net sales as compared to the prior year period. Inventory increased by $53.3 million during the first six months of 2013 as compared to an increase of $20.3 million in the 2012 period. The increase in inventory for the 2013 period was due to higher finished goods inventory resulting from increased production levels throughout the first six months of 2013. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year was approximately 6 times in both the 2013 and 2012 periods. Accounts payable and accrued liabilities increased by $26.6 million in 2013 compared to a decrease of $4.8 million for the same period in 2012. The increase in 2013 was due primarily to timing of production as compared to the previous year period. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 32 days in 2013 as compared to 43 days in the same period in 2012.

Investing activities used $20.1 million during the first six months of 2013 compared to $367.6 million used in the same period in 2012. Cash used in investing activities in the first six months of 2013 was primarily related to the acquisition of certain assets of Beall completed in the first quarter for $13.9 million. The current period also includes capital expenditures totaling $6.6 million to support growth and improvement initiatives at our facilities.

Financing activities used $22.6 million during the first six months of 2013 primarily due to principal payments under our term loan credit facility of approximately $20.8 million.

As of June 30, 2013, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $187.7 million, representing an increase of $36.5 million and a decrease of $36.6 million as compared to June 30, 2012 and December 31, 2012, respectively. Total debt and capital lease obligations amounted to $410.0 million as of June 30, 2013. As we continue to see improvements to the overall trailer industry, as well as our operating performance metrics, we believe our liquidity is adequate to fund operations, working capital needs and capital expenditures for the remainder of 2013.

Capital Expenditures

Capital spending amounted to $6.6 million for the first six months of 2013 and is anticipated to be approximately $20 million for 2013. Capital spending for 2013 has been and is expected to continue to be primarily utilized to support growth and improvement initiatives within our facilities.

Off-Balance Sheet Transactions

As of June 30, 2013, we had approximately $9.6 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter ended June 30, 2013.

Contractual Obligations and Commercial Commitments

We have included a summary of our Contractual Obligations and Commercial Commitments in our annual report on Form 10-K for the year ended December 31, 2012. With the exception of the increase in our raw material purchases commitments (see “Item 3. Qualitative and Quantitative Disclosures About Market Risks—Commodity Prices” section below for further details), the increase in our capital lease commitments (see Note 2 of our condensed consolidated financial statements) and a decrease in our term loan credit facility (see Note 4 of our condensed consolidated financial statements) there have been no material changes to the summary provided in that report.

Backlog

Orders that have been confirmed by customers in writing and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $680 million at June 30, 2013 compared to $666 million at December 31, 2012 and $713 million at June 30, 2012. We expect to complete the majority of our existing backlog orders within the next 12 months.

OUTLOOK

The demand environment for trailers remained healthy during the first six months of 2013, as evidenced by a strong backlog, a trailer demand forecast by industry forecasters above replacement demand levels for the next several years and our ability to increase prices to recover material cost increases and improve margins. Recent estimates from industry analysts, ACT Research Company (“ACT”) and FTR Associates (“FTR”), forecast strong demand levels in 2013 and beyond, with ACT currently estimating demand to be approximately 252,000 trailers for 2013, representing an increase of 3% as compared to 2012, and forecasting continued strong demand levels into the foreseeable future with estimated annual average demand for the five year period ending 2018 of approximately 256,000 new trailers. FTR anticipates new trailer demand to be approximately 240,000 new trailers in 2013, representing an increase of 3% as compared to 2012 while projecting continued strong new trailer demand in 2014 totaling 237,000 trailers. Nevertheless, there remain downside concerns relating to issues with the global economy, unemployment, and housing and construction-related markets in the U.S.

Other challenges we face as we continue through 2013 will primarily relate to managing raw material commodity and component costs. While most commodity costs have recently stabilized, raw material costs remain volatile. As has been our policy, we will endeavor to pass along raw material and component price increases to our customers in addition to continuing our hedging activities in an effort to minimize the risk of changes in commodity prices having a significant impact on our operating results.

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

Based on the published industry demand forecasts, conversations with our customers regarding their current requirements, our existing backlog of orders and our continued efforts to be selective in our order acceptance to ensure we obtain appropriate value for our products, we estimate that for the full year 2013 total new trailers sold will be between 45,500 and 47,500, which reflects volumes equal to or slightly stronger than 2012 demand levels. As a result of our commitment to recapture margins within our Commercial Trailer Products segment, our expectation for growth in trailer volumes is below the expected industry growth rate. However, we have already begun to realize the improvements in pricing and gross margins and we expect continued improvements for the remainder of 2013. In addition, if the trailer market expands further as currently forecasted by ACT, we may have the ability to exceed these estimated levels in 2013.

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

Commodity Prices

We are exposed to fluctuations in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, nickel and copper as well as other raw material components. Given the historical volatility of certain commodity prices, this exposure can materially impact product costs. We manage commodity price changes by entering into fixed price contracts with our suppliers. As of June 30, 2013, we had $30.1 million in raw material purchase commitments through December 2013 for materials that will be used in the production process as compared to $18.6 million as of December 31, 2012. With the exception of certain long-term agreements with our core customers, we typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in product prices, our results would be materially and adversely affected.

Interest Rates

As of June 30, 2013, we had no floating rate debt outstanding under our revolving facility. During the six month period ending June 30, 2013, we maintained an average floating rate borrowing level of less than $0.1 million under our revolving line of credit. In addition, as of June 30, 2013, we had outstanding borrowings under our Term Loan Credit Agreement, as amended, totaling $277.0 million that bear interest at a floating rate, subject to a minimum interest rate. Based on the average borrowings under our revolving facility and the outstanding indebtedness under our Term Loan Credit Agreement, as amended, a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of $0.5 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2013.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal year 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

On May 8, 2012, we completed the Walker Acquisition, which includes certain previously existing information systems and internal controls over financial reporting. We are currently in the process of evaluating and integrating Walker’s historical internal controls over financial reporting with ours. We expect to be complete this process in fiscal year 2013.

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

WABASH NATIONAL CORPORATION

Date: July 30, 2013	By:	/s/ Jeffery L. Taylor
Jeffery L. Taylor
Vice President and Acting Chief Financial Officer (Principal Financial Officer)

