Form 10-Q
period 2013-09-30
WABASH NATIONAL CORP /DE
filed 2013-10-29
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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
Yes ☐ No ☒

The number of shares of common stock outstanding at October 22, 2013 was 68,516,919.

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$65,880	$81,449
Accounts receivable	130,086	96,590
Inventories	239,606	189,487
Deferred income taxes	36,979	42,330
Prepaid expenses and other	3,951	8,239
Total current assets	$476,502	$418,095

PROPERTY, PLANT AND EQUIPMENT	139,735	132,146

DEFERRED INCOME TAXES	4,614	21,894

GOODWILL	150,277	146,444

INTANGIBLE ASSETS	164,559	171,990

OTHER ASSETS	10,141	12,057
	$945,828	$902,626

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$3,240	$3,381
Current portion of capital lease obligations	1,706	1,140
Accounts payable	138,009	87,299
Other accrued liabilities	88,733	104,873
Total current liabilities	$231,688	$196,693

LONG-TERM DEBT	378,037	416,849

CAPITAL LEASE OBLIGATIONS	7,064	3,781

DEFERRED INCOME TAXES	1,993	1,065

OTHER NONCURRENT LIABILITIES	17,086	15,511

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 68,507,448 and 68,378,984 shares outstanding, respectively	703	702
Additional paid-in capital	623,863	618,550
Accumulated deficit	(287,551)	(323,657)
Accumulated other comprehensive income	96	248
Treasury stock at cost, 1,873,870 and 1,870,205 common shares, respectively	(27,151)	(27,116)
Total stockholders' equity	$309,960	$268,727
	$945,828	$902,626

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

NET SALES	$439,977	$405,917	$1,177,332	$1,046,007

COST OF SALES	378,480	355,843	1,014,796	936,523

Gross profit	$61,497	$50,074	$162,536	$109,484

GENERAL AND ADMINISTRATIVE EXPENSES	14,559	12,548	43,208	30,870

SELLING EXPENSES	7,628	7,134	23,029	16,112

AMORTIZATION OF INTANGIBLES	5,454	2,984	16,278	7,175

ACQUISITION EXPENSES	26	172	883	14,074

Income from operations	$33,830	$27,236	$79,138	$41,253

OTHER INCOME (EXPENSE):
Interest expense	(6,252)	(7,760)	(20,364)	(13,934)
Loss on debt extinguishment	(605)	-	(1,304)	-
Other, net	-	211	2,604	151

Income before income taxes	$26,973	$19,687	$60,074	$27,470

INCOME TAX EXPENSE	10,737	1,246	23,968	2,023

Net income	$16,236	$18,441	$36,106	$25,447

BASIC NET INCOME PER SHARE	$0.24	$0.27	$0.52	$0.37

DILUTED NET INCOME PER SHARE	$0.23	$0.27	$0.52	$0.37

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

NET INCOME	$16,236	$18,441	$36,106	$25,447

Other comprehensive income (loss):
Foreign currency translation adjustment	191	207	(152)	313
Total other comprehensive income (loss)	191	207	(152)	313

COMPREHENSIVE INCOME	$16,427	$18,648	$35,954	$25,760

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012

Cash flows from operating activities
Net income	$36,106	$25,447
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	12,429	10,660
Amortization of intangibles	16,278	7,175
Loss on debt extinguishment	1,304	-
Deferred income taxes	23,559	1,666
Stock-based compensation	5,525	3,611
Accretion of debt discount	3,455	1,865
Changes in operating assets and liabilities
Accounts receivable	(33,419)	(551)
Inventories	(49,173)	(1,097)
Prepaid expenses and other	1,788	170
Accounts payable and accrued liabilities	33,315	(20,558)
Other, net	2,593	(855)
Net cash provided by operating activities	$53,760	$27,533

Cash flows from investing activities
Capital expenditures	(11,566)	(9,013)
Acquisition, net of cash acquired	(15,985)	(364,012)
Other	2,500	-
Net cash used in investing activities	$(25,051)	$(373,025)

Cash flows from financing activities
Proceeds from exercise of stock options	447	340
Borrowings under revolving credit facilities	910	205,786
Payments under revolving credit facilities	(910)	(270,786)
Principal payments under capital lease obligations	(1,309)	(1,388)
Proceeds from issuance of convertible senior notes	-	145,500
Proceeds from issuance of term loan credit facility, net of issuance costs	-	292,500
Principal payments under term loan credit facility	(42,135)	(1,500)
Principal payments under industrial revenue bond	(265)	-
Debt issuance costs paid	(981)	(5,065)
Stock repurchase	(35)	(564)
Net cash (used in) provided by financing activities	$(44,278)	$364,823

Net (decrease) increase in cash	$(15,569)	$19,331
Cash at beginning of period	81,449	19,976
Cash at end of period	$65,880	$39,307

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

Walker Group Holdings LLC

On May 8, 2012, the Company completed the acquisition (the “Walker Acquisition”) of all the equity interests of Walker Group Holdings LLC (“Walker”) from Walker Group Resources LLC, the parent of Walker (“Seller”), pursuant to the Purchase and Sale Agreement, dated March 26, 2012, by and among the Company, Walker and Seller (the “Purchase and Sale Agreement”).  The aggregate consideration paid by the Company for the Walker Acquisition was $377.0 million in cash.  The amount of working capital acquired at the date of acquisition, previously in dispute between the Company and the Seller, was resolved during the second quarter of 2013 and the outcome required the Company to make an additional payment of $2.1 million, which was recorded to Goodwill.  The Company financed the Walker Acquisition and related fees and expenses using the proceeds of the Company’s offering of 3.375% Convertible Senior Notes due 2018 and the Company’s borrowings under the Term Loan Credit Agreement (as described in further detail in Note 4).

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
	$162,800

Intangible asset amortization expense for the three and nine month periods ended September 30, 2013 and 2012 was $5.5 million and $16.3 million, respectively, and $3.0 million and $7.2 million, respectively.  Annual intangible asset amortization expense for the next five fiscal years is estimated to be $21.7 million in 2013, $21.9 million in 2014, $21.3 million in 2015, $20.1 million in 2016 and $16.9 million in 2017.

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

The results of Walker are included in the Condensed Consolidated Statements of Operations from the date of acquisition.  Revenue for the three and nine month periods ended September 30, 2013 and 2012 was $102.3 million and $300.6 million, respectively, and $96.5 million and $140.8 million, respectively. Income before income taxes for the three and nine month periods ended September 30, 2013 and 2012 was $12.9 million and $38.2 million, respectively, and $13.2 million and $16.8 million, respectively.

The following unaudited pro forma information is shown below as if the acquisition of Walker had been completed as of the beginning of the earliest period presented (in thousands, except per share amounts):

Nine Months Ended September 30, 2012
Sales	$1,182,073
Operating income	$70,537
Net income	$44,641
Basic and diluted net income per share	$0.65

The information presented above is for informational purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at January 1, 2012, nor is it necessarily indicative of future operating results of the combined companies under the ownership and management of the Company.

The Company incurred various costs related to both the Walker Acquisition and the purchase of certain assets of Beall including fees paid to an investment banker for acquisition services and the related bridge financing commitment, as well as professional fees for diligence, legal and accounting services.  These costs totaled less than $0.1 million and $0.9 million and $0.2 million and $14.1 million for the three and nine month periods ended September 30, 2013 and 2012, respectively, and have been recorded as Acquisition Expenses in the Condensed Consolidated Statements of Operations.

3.	INVENTORIES

Inventories are stated at the lower of cost, primarily determined on the first-in, first-out (FIFO) method, or market.  The cost of manufactured inventory includes raw material, labor and overhead.  Inventories consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Raw materials and components	$61,837	$57,187
Work in progress	26,656	24,849
Finished goods	127,822	82,930
Aftermarket parts	10,802	9,882
Used trailers	12,489	14,639
	$239,606	$189,487

4.	DEBT

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2013	2012
Convertible senior notes	$150,000	$150,000
Term loan credit agreement	255,615	297,750
Industrial revenue bond	2,235	2,500
	$407,850	$450,250
Less: unamortized discount	(26,573)	(30,020)
Less: current portion	(3,240)	(3,381)
	$378,037	$416,849

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

               The Company will apply the treasury stock method in the calculation of the dilutive impact of the Notes. For the three and nine month periods ended September 30, 2013, the calculation of diluted net income per share excludes the impact of these Notes as the average stock price of the Company’s common stock was below the initial conversion price of approximately $11.70 per share.

The following table summarizes information about the equity and liability components of the Notes (dollars in thousands). The fair value of the notes outstanding were measured based on quoted market prices.

	September 30,	December 31,
	2013	2013
Principal amount of convertible notes outstanding	$150,000	$150,000
Unamortized discount of liability component	(20,323)	(23,082)
Net carrying amount of liability component	129,677	126,918
Less: current portion	-	-
Long-term debt	$129,677	$126,918
Carrying value of equity component, net of issuance costs	$20,993	$20,993
Remaining amortization period of discount on the liability component	4.6 years	5.3 years

Contractual coupon interest expense and accretion of discount on the liability component for the Note for the three and nine month periods ended September 30, 2013 were as follow (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Contractual coupon interest expense	$1,266	$3,797
Accretion of discount on the liability component	$935	$2,759

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

As of September 30, 2013, the Company had no outstanding borrowings under the Amended and Restated Revolving Credit Agreement and was in compliance with all covenants. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the revolving credit facility, amounted to $208.2 million as of September 30, 2013.

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

As of September 30, 2013, the Company had a senior secured leverage ratio of 1.3:1.0, and was in compliance with all covenants under the Term Loan Credit Agreement.

Except as amended by the Amendment, the remaining terms of the Term Loan Credit Agreement remain in full force and effect.

For the nine months ended September 30, 2013, the Company has paid $12.0 million of interest and $42.1 million of principal related to the Term Loan Credit Agreement, as amended. As of September 30, 2013, the Company had $255.6 million outstanding under the Term Loan Credit Agreement, as amended, of which $2.8 million was classified as current on the Company’s Condensed Consolidated Balance Sheet. In connection with the closing of the Term Loan Credit Agreement in May 2012 and the Amendment in April 2013, the Company paid a total of $8.5 million in original issuance discount fees which will be amortized over the life of the facility using the effective interest rate method. For the nine months ended September 30, 2013, the Company charged $0.7 million of amortization for original issuance discount fees as Interest Expense in the Condensed Consolidated Statements of Operations. Additionally, for the nine months ended September 30, 2013, the Company has charged $0.9 million of accelerated amortization in connection with $40 million of voluntary principal payments made on its Term Loan Credit Agreement as Loss on debt extinguishment in the Condensed Consolidated Statements of Operations.

Other Debt Facilities

On November 27, 2012, the Company entered into a loan agreement with GE Government Finance, Inc. as lender and the County of Trigg, Kentucky as issuer for a $2.5 million Industrial Revenue Bond. The funds received were used to purchase the equipment needed for the expansion of the Company’s Cadiz, Kentucky facility. The loan will bear interest at a rate of 4.25% and matures March 2018. As of September 30, 2013, the Company had $2.2 million outstanding of which $0.5 million was classified as current on our Condensed Consolidated Balance Sheet.

5.           FAIR VALUE MEASUREMENTS

The Company’s fair value measurements are based upon a three-level valuation hierarchy. These valuation techniques are based upon the transparency of inputs (observable and unobservable) to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

⋅	Level 1 — Valuation is based on quoted prices for identical assets or liabilities in active markets;

⋅
Level 2 — Valuation is based on quoted prices for similar assets or liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for the full term of the financial instrument; and

⋅	Level 3 — Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

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

The investments purchased by the Company (asset) include mutual funds, $0.5 million of which are classified as Level 1, and life-insurance contracts valued based on the performance of underlying mutual funds, $4.3 million of which are classified as Level 2.

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

Estimated Fair Value of Debt

The estimated fair value of long-term debt at September 30, 2013 consists primarily of the Company’s Notes and borrowings under its Term Loan Credit Agreement (see Note 4). The fair value of the Notes, the Term Loan Credit Agreement and the revolving credit facility are based upon third party pricing sources, which generally does not represent daily market activity, nor does it represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the revolving credit facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings. All other debt and capital lease obligations approximate their fair value as determined by discounted cash flows and are classified as Level 3.

The Company’s carrying and estimated fair value of debt, at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013				December 31, 2012
	Carrying	Fair Value			Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Instrument
Convertible senior notes	$129,677	$-	$196,313	$-	$126,918	$-	$165,563	$-
Term loan credit agreement	249,365	-	254,976	-	290,812	-	300,728	-
Industrial revenue bond	2,235	-	-	2,235	2,500	-	-	2,500
Capital lease obligations	8,770	-	-	8,770	4,921	-	-	4,921
	$390,047	$-	$451,289	$11,005	$425,151	$-	$466,291	$7,421

6.            STOCK-BASED COMPENSATION

The Company recognizes all share-based payments based upon their fair value. To value new stock option awards the Company uses a binomial option-pricing model, which incorporates various assumptions including expected volatility, expected term, dividend yield and risk-free interest rates. The expected volatility is based upon the Company’s historical experience. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate utilized for periods throughout the contractual life of the options are based upon U.S. Treasury security yields at the time of grant. The Company also grants restricted stock units subject to service, performance and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance based units is based on the market price of a share of underlying common stock at the date of grant. The fair value of the market based units is based on a lattice valuation model. The amount of compensation costs related to stock options, nonvested restricted stock, restricted stock units and performance units not yet recognized was $9.0 million at September 30, 2013, for which the expense will be recognized through 2016.

7.            CONTINGENCIES

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, and is periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations"). As of September 30, 2013, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

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

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil.  On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damages amount is approximately R$26.7 million (Brazilian Reais), which is approximately $11.8 million U.S. dollars using current exchange rates and exclusive of any potentially court-imposed interest, fees or inflation adjustments (which are currently estimated at a maximum of approximately $49 million, at current exchange rates, but may change with the passage of time and/or the discretion of the court at the time of final judgment in this matter). Due, in part, to the amount and type of damages awarded by the Fourth Civil Court of Curitiba, Wabash immediately filed for clarification of the judgment. The Fourth Civil Court has issued its clarification of judgment, leaving the underlying decision unchanged and referring the parties to the State of Paraná Court of Appeals for any further appeal of the decision. As such, Wabash filed its notice of appeal with the Court of Appeals, as well as its initial appeal papers, on April 22, 2013. The Court of Appeals has the authority to re-hear all facts presented to the lower court, as well as to reconsider the legal questions presented in the case, and to render a new judgment in the case without regard to the lower court’s findings. Pending outcome of this appeal process, the judgment is not enforceable by the plaintiff. Any ruling from the Court of Appeals is not expected prior to the end of 2013, and, accordingly, the judgment rendered by the lower court cannot be enforced prior to that time, and may be overturned or reduced as a result of this process. The Company believes that the claims asserted by BK are without merit and it intends to continue to vigorously defend its position. The Company has not recorded a charge with respect to this loss contingency as of September 30, 2013. Furthermore, at this time, the Company does not have sufficient information to predict the ultimate outcome of the case and is unable to estimate the amount of any reasonable possible loss or range of loss that it may be required to pay at the conclusion of the case. The Company will reassess the need for the recognition of a loss contingency upon official assignment of the case in the Court of Appeals, upon a decision to settle this case with the plaintiffs or an internal decision as to an amount that the Company would be willing to settle or upon the outcome of the appeals process.

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

Walker  Acquisition

As indicated in Note 2, on May 8, 2012, the Company completed the Walker Acquisition pursuant to the Purchase and Sale Agreement for $377.0 million in cash. In connection with the Acquisition there is an outstanding claim of approximately $2.9 million  for unpaid benefits owed by the Seller that is currently in dispute and that is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

In January 2012, the Company was noticed as a potentially responsible party (“PRP”) by the U.S. Environmental Protection Agency (“EPA”) and the Louisiana Department of Environmental Quality (“LDEQ”) pertaining to the Marine Shale Processors Site located in Amelia, Louisiana (“MSP Site”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and corresponding Louisiana statutes. PRPs include current and former owners and operators of facilities at which hazardous substances were allegedly disposed. The EPA’s allegation that the Company is a PRP arises out of one alleged shipment of waste to the MSP Site in 1992 from the Company’s branch facility in Dallas, Texas. As such, the MSP Site PRP Group notified the Company in January 2012 that, as a result of a March 18, 2009 Cooperative Agreement for Site Investigation and Remediation entered into between the MSP Site PRP Group and the LDEQ, the Company was being offered a “De Minimis Cash-Out Settlement” to contribute to the remediation costs, which would remain open until February 29, 2012. The Company chose not to enter into the settlement and has denied any liability. In addition, the Company has requested that the MSP Site PRP Group remove the Company from the list of PRPs for the MSP Site, based upon the following facts: the Company acquired this branch facility in 1997 – five years after the alleged shipment - as part of the assets the Company acquired out of the Fruehauf Trailer Corporation (“Fruehauf”) bankruptcy (Case No. 96-1563, United States Bankruptcy Court, District of Delaware (“Bankruptcy Court”)); as part of the Asset Purchase Agreement regarding the Company’s purchase of assets from Fruehauf, Wabash did not assume liability for “Off-Site Environmental Liabilities,” which are defined to include any environmental claims arising out of the treatment, storage, disposal or other disposition of any Hazardous Substance at any location other than any of the acquired locations/assets; the Bankruptcy Court, in an Order dated May 26, 1999, also provided that, except for those certain specified liabilities assumed by the Company under the terms of the Asset Purchase Agreement, the Company and its subsidiaries shall not be subject to claims asserting successor liability; and the “no successor liability” language of the Asset Purchase Agreement and the Bankruptcy Court Order form the basis for the Company’s request that it be removed from the list of PRPs for the MSP Site. The MSP Site PSP Group is currently considering the Company’s request, but has provided no timeline to the Company for a response. However, the MSP Site PSP Group has agreed to indefinitely extend the time period by which the Company must respond to the De Minimis Cash-Out Settlement offer. The Company does not expect that this proceeding will have a material adverse effect on its financial condition or results of operations.

In September 2003, the Company was noticed as a PRP by the EPA pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site (the “Superfund Site”) pursuant to the CERCLA. The EPA’s allegation that the Company was a PRP arises out of the Company’s acquisition of a former branch facility located approximately five miles from the original Superfund Site. The Company acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002. In June 2010, the Company was contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that the Company contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010. The Company initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from the Company. If the settlement is approved by all parties, it will prevent any third party from successfully bringing claims against the Company for environmental contamination relating to this former branch property. The Company has been awaiting approval from the ADEQ since the settlement was first proposed in July 2010. Based on communications with the RID and ADEQ in September 2013, the Company does not expect to receive a response regarding the approval of the settlement from the ADEQ for, at least, several additional months. Based upon the Company’s limited period of ownership of the former branch property, and the fact that it no longer owns the former branch property, it does not anticipate that the ADEQ will reject the proposed settlement, but no assurance can be given at this time as to the ADEQ’s response to the settlement proposal. The proposed settlement terms have been accrued and did not have a material adverse effect on the Company’s financial condition or results of operations, and the Company believes that any ongoing proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

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

8.           NET INCOME PER SHARE

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic net income per share:
Net income applicable to common stockholders	$16,236	$18,441	$36,106	$25,447
Undistributed earnings allocated to participating securities	(117)	(166)	(293)	(218)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$16,119	$18,275	$35,813	$25,229
Weighted average common shares outstanding	68,487	68,357	68,442	68,308
Basic net income per share	$0.24	$0.27	$0.52	$0.37

Diluted net income per share:
Net income applicable to common stockholders	$16,236	$18,441	$36,106	$25,447
Undistributed earnings allocated to participating securities	(117)	(166)	(293)	(218)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$16,119	$18,275	$35,813	$25,229

Weighted average common shares outstanding	68,487	68,357	68,442	68,308
Dilutive stock options and restricted stock	524	159	458	234
Diluted weighted average common shares outstanding	69,011	68,516	68,900	68,542
Diluted net income per share	$0.23	$0.27	$0.52	$0.37

Average diluted shares outstanding for the three and nine month periods ended September 30, 2013 and 2012 exclude options to purchase common shares totaling 1,018 and 1,808, respectively, and 1,301 and 1,648, respectively, because the exercise prices were greater than the average market price of the common shares.  In addition, the calculation of diluted net income per share excludes the impact of the Company’s Notes as the average stock price of the Company’s common stock was below the initial conversion price of approximately $11.70 per share for the quarter ended September 30, 2013. The Notes may have a dilutive impact if the average market price of the Company’s common stock is above the conversion price of the Notes.

9.            INCOME TAXES

The Company recognized income tax expense of $24.0 million in the first nine months of 2013 compared to $2.0 million for the same period in the prior year.  The effective tax rate for the first nine months of 2013 was 39.9%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes.  During the fourth quarter of 2012, the Company released $59.9 million of valuation allowance against its net deferred tax assets.  Therefore, income tax expense for the first nine months of 2012 reflected the utilization of valuation allowance for federal, state and local income taxes resulting in an effective tax rate less than the U.S. Federal statutory rate of 35%.

10.          OTHER ACCRUED LIABILITIES

The following table presents major components of Other Accrued Liabilities (in thousands):

	September 30,	December 31,
	2013	2012
Warranty	$15,600	$14,886
Payroll and related taxes	25,153	23,342
Self-insurance	8,925	7,702
Accrued taxes	5,067	5,578
Customer deposits	25,069	43,158
All other	8,919	10,207
	$88,733	$104,873

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2013	2012
Balance as of January 1	$14,886	$11,437
Provision for warranties issued in current year	4,462	3,579
Walker acquisition	-	3,887
Provisions for pre-existing warranties	508	-
Payments	(4,256)	(3,108)
Balance as of September 30	$15,600	$15,795

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

	Commercial	Diversified		Corporate and
	Trailer Products	Products	Retail	Eliminations	Consolidated
Three Months Ended September 30,
2013
Net sales
External customers	$276,564	$117,990	$45,423	$-	$439,977
Intersegment sales	16,946	14,141	573	(31,660)	-
Total net sales	$293,510	$132,131	$45,996	$(31,660)	$439,977

Income (Loss) from operations	$17,323	$18,538	$743	$(2,774)	$33,830
Reconciling items to income before income taxes
Interest expense					(6,252)
Loss on debt extinguishment					(605)
Income before income taxes					$26,973

2012
Net sales
External customers	$259,742	$98,799	$47,376	$-	$405,917
Intersegment sales	21,389	10,077	257	(31,723)	-
Total net sales	$281,131	$108,876	$47,633	$(31,723)	$405,917

Income (Loss) from operations	$14,634	$14,867	$1,400	$(3,665)	$27,236
Reconciling items to income before income taxes
Interest expense					(7,760)
Other, net					211
Income before income taxes					$19,687

	Commercial	Diversified		Corporate and
	Trailer Products	Products	Retail	Eliminations	Consolidated
Nine Months Ended September 30,
2013
Net Sales
External customers	$704,712	$338,937	$133,683	$-	$1,177,332
Intersegment sales	52,708	40,677	1,292	(94,677)	-
Total net sales	$757,420	$379,614	$134,975	$(94,677)	$1,177,332

Income (Loss) from operations	$37,197	$51,320	$2,877	$(12,256)	$79,138
Reconciling items to income before income taxes
Interest expense					(20,364)
Loss on debt extinguishment					(1,304)
Other, net					2,604
Income before income taxes					$60,074

2012
Net Sales
External customers	$756,651	$178,855	$110,501	$-	$1,046,007
Intersegment sales	48,589	33,732	424	(82,745)	-
Total net sales	$805,240	$212,587	$110,925	$(82,745)	$1,046,007

Income (Loss) from operations	$34,557	$29,335	$2,554	$(25,193)	$41,253
Reconciling items to income before income taxes
Interest expense					(13,934)
Other, net					151
Income before income taxes					$27,470

b.  Product Information

The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other.  The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
	$	$	$	$	%
Three Months Ended September 30,
2013
New trailers	263,018	55,997	20,899	339,914	77.3
Used trailers	9,092	792	3,442	13,326	3.0
Components, parts and service	1,175	26,648	20,101	47,924	10.9
Equipment and other	3,279	34,553	981	38,813	8.8
Total net external sales	276,564	117,990	45,423	439,977	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
2012	$	$	$	$	%
New trailers	249,827	51,546	23,925	325,298	80.1
Used trailers	7,644	1,007	3,903	12,554	3.1
Components, parts and service	645	14,355	18,480	33,480	8.2
Equipment and other	1,626	31,891	1,068	34,585	8.6
Total net external sales	259,742	98,799	47,376	405,917	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
	$	$	$	$	%
Nine Months Ended September 30,
2013
New trailers	670,869	150,750	60,706	882,325	74.9
Used trailers	20,407	2,412	9,747	32,566	2.8
Components, parts and service	6,576	75,962	59,575	142,113	12.1
Equipment and other	6,860	109,813	3,655	120,328	10.2
Total net external sales	704,712	338,937	133,683	1,177,332	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
2012	$	$	$	$	%
New trailers	730,669	72,554	50,329	853,552	81.6
Used trailers	16,617	1,300	11,634	29,551	2.8
Components, parts and service	2,018	49,038	46,452	97,508	9.3
Equipment and other	7,347	55,963	2,086	65,396	6.3
Total net external sales	756,651	178,855	110,501	1,046,007	100.0

12.	NEW ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.0	87.7	86.2	89.5
Gross profit	14.0	12.3	13.8	10.5
General and administrative expenses	3.3	3.1	3.7	3.0
Selling expenses	1.7	1.8	2.0	1.5
Amortization of intangibles	1.3	0.7	1.4	0.7
Acquisition expenses	-	-	-	1.4
Income from operations	7.7	6.7	6.7	3.9
Interest expense	(1.5)	(1.9)	(1.7)	(1.3)
Loss on debt extinguishment	(0.1)	-	(0.1)	-
Other, net	-	0.1	0.2	-
Income before income taxes	6.1	4.9	5.1	2.6
Income tax expense	2.4	0.4	2.0	0.2
Net income	3.7%	4.5%	3.1%	2.4%

For the three and nine month periods ended September 30, 2013, we recorded net sales of $440.0 million and $1,177.3 million, respectively, compared to $405.9 million and $1,046.0 million, respectively, in the prior year periods.  Net sales for the three month period ended September 30, 2013 increased $34.1 million, or 8.4%, compared to the prior year period due to an increase in new trailer shipments of approximately 500 units, or 4.1%, and an increase demand in our components, parts and service product lines.  Net sales for the nine month period ended September 30, 2013 increased $131.3 million, or 12.6%, compared to the prior year period due to the acquisition of Walker, completed in May 2012, which generated net sales of $300.6 million as compared to net sales of $140.8 million for the prior year period from the date of acquisition through the end of the third quarter.  Compared to the prior year period new trailer volumes decreased 1,900 units, or 5.5%, for the nine month period ended September 30, 2013, respectively.  Gross profit margin was 14.0% in the third quarter of 2013 compared to 12.3% in the prior year period.  The increase in gross profit margin is primarily due to improved pricing on new trailers and diversification into higher margin opportunities made available organically through product development and strategically through acquisitions of Walker and certain assets of Beall.  We continue to be encouraged by the overall trailer market throughout the first nine months of 2013, and our expectation is that overall industry shipment and production levels will remain above replacement demand for the remainder of 2013 and 2014 as key structural and market drivers continue to support healthy demand for new trailers.  In addition, we expect to continue to deliver improvements in our financial and operational results as we further optimize our production facilities, implement synergies related to the acquisitions of Walker and certain assets of Beall, and continue to expand our Diversified Products customer base and product offerings.

Selling, general and administrative expenses increased in the third quarter of 2013 as compared to the same period in 2012 due primarily to higher salaries and employee related costs.  As a percentage of net sales, selling, general and administrative expenses increased to 5.0% as compared to 4.9% in the prior year period.

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

Three Months Ended September 30, 2013

Net Sales

Net sales in the third quarter of 2013 increased $34.1 million, or 8.4%, compared to the third quarter of 2012.  By business segment, net external sales and related units sold were as follows (dollars in millions):

	Three Months Ended September 30,
			Change
	2013	2012	$	%
Sales by Segment
Commercial Trailer Products	$276.6	$259.7	$16.9	6.5
Diversified Products	118.0	98.8	19.2	19.4
Retail	45.4	47.4	(2.0)	(4.2)
Total	$440.0	$405.9	$34.1	8.4

New Trailers	(units)
Commercial Trailer Products	11,000	10,500	500	4.8
Diversified Products	800	700	100	14.3
Retail	800	900	(100)	(11.1)
Total	12,600	12,100	500	4.1

Used Trailers	(units)
Commercial Trailer Products	1,000	1,000	-	-
Retail	400	400	-	-
Total	1,400	1,400	-	-

Commercial Trailer Products segment sales were $276.6 million for the third quarter of 2013, an increase of $16.9 million, or 6.5%, compared to the third quarter of 2012.  The increase in sales is due primarily to a 4.8% increase in new trailer shipments as approximately 11,000 trailers shipped in the third quarter of 2013 compared to 10,500 trailers shipped in the prior year period.  As compared to the prior period, average new trailer selling prices increased by 0.5% in the third quarter of 2013.  The increase is primarily due to increased pricing necessary to recapture lost margins, as well as favorable customer and product mix.  Used trailer sales increased $1.4 million, or 18.9%, compared to the previous year period.  The increase primarily results from a favorable product mix as demand for used trailers remained constant during the current and prior year periods.

Diversified Products segment sales were $118.0 million for the third quarter of 2013, up $19.2 million, or 19.4%, compared to the same period in 2012.  The increase in sales is primarily due to continued strong demand for Walker products as well as sales generated from the acquisition of certain assets of Beall, which combined to contribute $98.0 million in the current year period as compared to $89.1 million in the prior year period.  In addition, our continued efforts to diversify our business organically and increase our market penetration and acceptance of our product offerings gained momentum and demand for our composite product offerings increased $12.0 million, or 174.9%, as compared to the previous year period.

Retail segment sales were $45.4 million in the third quarter of 2013, down $2.0 million, or 4.2%, compared to the prior year period.  New trailer sales decreased $3.0 million, or 12.6%, as approximately 100 fewer trailers were shipped in the current year as compared to the prior year period.  As compared to the prior period, new trailer average selling prices increased 3.9% primarily due to favorable customer and product mix.  Used trailer sales decreased $0.5 million, or 11.8%, primarily due to product mix as demand for used trailers was consistent with the prior year period.  Parts and service sales were up $1.6 million, or 8.8%.

Cost of Sales

Cost of sales for the third quarter of 2013 was $378.5 million, an increase of $22.6 million, or 6.4%, compared to the third quarter of 2012.  As a percentage of net sales, cost of sales was 86.0% in the third quarter of 2013 compared to 87.7% in the third quarter of 2012.

Commercial Trailer Products segment cost of sales, as detailed in the following table, was $252.9 million for the third quarter of 2013, an increase of $13.5 million, or 5.6%, compared to the third quarter of 2012.  As a percentage of net sales, cost of sales was 91.4% for the current quarter compared to 92.2% in the prior year period.

	Three Months Ended September 30,
Commercial Trailer Products Segment	2013		2012
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$204.4	73.9%	$193.3	74.4%
Other Manufacturing Costs	48.5	17.5%	46.1	17.8%
	$252.9	91.4%	$239.4	92.2%

Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.  Material costs were 73.9% of net sales in the third quarter of 2013 compared to 74.4% for the same period in 2012.  The 0.5% decrease was primarily driven by increases in the overall average selling prices for new trailers as raw material, commodity and component costs remained relatively consistent.  Other manufacturing costs increased $2.4 million in the current year period as compared to the prior year period, resulting from increased variable costs related to increases in new trailer production volumes.  As a percentage of sales, other manufacturing costs decreased from 17.8% in the third quarter of 2012 to 17.5% in the 2013 period due to increased leverage of fixed costs from higher production.

Diversified Products segment cost of sales was $86.7 million in the third quarter of 2013, an increase of $12.1 million, or 16.2%, compared to the same 2012 period.  As a percentage of net sales prior to the elimination of intersegment sales, cost of sales was 76.3% in the third quarter of 2013 compared to 77.8% in the third quarter of 2012.  The 1.5% decrease as a percentage of net sales was primarily the result of an increased percentage of net sales from our higher-margined product lines as compared to the previous year period.

Retail segment cost of sales was $40.2 million in the third quarter of 2013, a decrease of $1.9 million, or 4.6%, compared to the same 2012 period.  As a percentage of net sales, cost of sales was 88.5% for the third quarter of 2013 compared to 88.9% for the same period in 2012.  The improvement in cost of sales as a percentage of net sales was primarily the result of product mix driven by an increased percentage of sales from our higher margin parts and service product line in the third quarter of 2013 as compared to the previous year period.

Gross Profit

Gross profit was $61.5 million in the third quarter of 2013, an improvement of $11.4 million from the prior year period.  Gross profit as a percent of sales was 14.0% for the current quarter, compared to 12.3% for the same period in 2012.  Gross profit by segment was as follows (in millions):

	Three Months Ended September 30,
			Change
	2013	2012	$	%
Gross Profit by Segment:
Commercial Trailer Products	$23.6	$20.3	$3.3	16.3
Diversified Products	31.3	24.2	7.1	29.3
Retail	5.2	5.3	(0.1)	(1.9)
Corporate and Eliminations	1.4	0.3	1.1	366.7
Total	$61.5	$50.1	$11.4	22.8

Commercial Trailer Products segment gross profit was $23.6 million for the third quarter of 2013 compared to $20.3 million for the third quarter of 2012.  Gross profit, prior to the elimination of intersegment sales, as a percentage of sales was 8.0% in the third quarter of 2013 as compared to 7.2% in the 2012 period.  The increase in gross profit margin was primarily driven by improved pricing necessary to recapture lost margins.

Diversified Products segment gross profit was $31.3 million for the third quarter of 2013 compared to $24.2 million in the third quarter of 2012.  Gross profit, prior to the elimination of intersegment sales, as a percentage of sales, was 23.7% in the third quarter of 2013 compared to 22.2% in the third quarter of 2012.  The increases in gross profit and gross profit as a percentage of sales are due to increased demand and a favorable product mix within our composite offerings during the current year period as compared to the previous year period.  Contributing to the improvement, gross profits resulting from our Walker products increased $2.8 million, or 13.4%, to $23.7 million during the current year period as compared to $20.9 million in the prior year period.

Retail segment gross profit was $5.2 million for the third quarter of 2013, which is relatively consistent with the same period in 2012.  Gross profit, prior to the elimination of intersegment sales, as a percentage of sales for the third quarter of 2013 was 11.4% compared to 11.0% for the prior year period.  The increase in gross profit margin is primarily due to favorable customer and product mix as a larger percentage of sales were generated from the higher-margin parts and service products.

General and Administrative Expenses

General and administrative expenses for the third quarter increased $2.0 million, or 16.0%, from the prior year period largely as a result of a $1.4 million increase in salaries and employee related costs, including employee incentive programs.  In addition, bad debt expense increased $0.6 million due to certain uncollectable accounts receivable identified in the current quarter.  As a percentage of sales, general and administrative expenses increased to 3.3% for the current quarter as compared to 3.1% for the third quarter of 2012.

Selling Expenses

Selling expenses were $7.6 million in the third quarter of 2013, an increase of $0.5 million, or 6.9%, compared to the prior year period primarily due to a $0.3 million increase in salaries and employee related costs, including employee incentive programs.  As a percentage of net sales, selling expenses were 1.7% for the third quarter of 2013 compared to 1.8% for the prior year period.

Amortization of Intangibles

Amortization of intangibles was $5.5 million for the third quarter of 2013, an increase of $2.5 million, or 82.8%, compared to the prior year period due to amortization expense recognized for intangible assets recorded from the acquisitions of Walker and certain assets of Beall.

Acquisition Expenses

Acquisition expenses totaling less than $0.1 million for the third quarter of 2013 represent acquisition related costs incurred in connection with the acquisitions of Walker and certain assets of Beall.

Other Income (Expense)

Interest expense for the third quarter of 2013 totaled $6.3 million, an increase of $1.5 million primarily due to interest and non-cash accretion charges related to our Convertible Senior Notes and Term Loan Credit Agreement entered into in connection with the Walker Acquisition.  In addition, Loss on debt extinguishment for the third quarter of 2013 represents the write-off of debt issuance costs in connection with a $20 million voluntary principal payment made on our Term Loan Credit Agreement during the third quarter.

Income Taxes

We recognized income tax expense of $10.7 million in the third quarter of 2013 compared to expense of $1.2 million in the third quarter of 2012.  The effective tax rate for the third quarter of 2013 was 39.8%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes.  During the fourth quarter of 2012, we released $59.9 million of valuation allowance against our net deferred tax assets.  Therefore, income tax expense for the first nine months of 2012 reflected the utilization of valuation allowance for federal, state and local income taxes resulting in an effective tax rate less than the U.S. Federal statutory rate of 35%.  As of September 30, 2013, we had an estimated $50 million of remaining U.S. Federal income tax net operating loss carryforwards, which will begin to expire in 2028 if unused, and which may be subject to other limitations under IRS rules.  We also have various multi-state income tax net operating loss carryforwards, which have been recorded as a deferred income tax asset, of approximately $9 million, before valuation allowances.  We also have various U.S. Federal income tax credit carryforwards which will expire beginning in 2023, if unused.  As a result, for the remainder of 2013 we estimate our effective tax rate to be approximately forty percent.  However, due to our remaining income tax net operating loss carryforwards, we do not anticipate our cash taxes to be materially different from those paid in 2012 of approximately $0.6 million.

Nine Months Ended September 30, 2013

Net Sales

Net sales for the first nine months of 2013 increased $131.3 million, or 12.6%, compared to the 2012 period.  By business segment, net external sales and related units sold were as follows (dollars in millions):

	Nine Months Ended September 30,
			Change
	2013	2012	$	%
Sales by Segment
Commercial Trailer Products	$704.7	$756.6	$(51.9)	(6.9)
Diversified Products	338.9	178.9	160.0	89.4
Retail	133.7	110.5	23.2	21.0
Total	$1,177.3	$1,046.0	$131.3	12.6

New Trailers	(units)
Commercial Trailer Products	28,100	31,400	(3,300)	(10.5)
Diversified Products	2,200	1,200	1,000	83.3
Retail	2,300	1,900	400	21.1
Total	32,600	34,500	(1,900)	(5.5)

Used Trailers	(units)
Commercial Trailer Products	2,400	2,300	100	4.3
Diversified Products	100	100	-	-
Retail	1,000	1,200	(200)	(16.7)
Total	3,500	3,600	(100)	(2.8)

Commercial Trailer Products segment sales were $704.7 million for the first nine months of 2013, down $51.9 million, or 6.9%, compared to the first nine months of 2012.  The decrease in sales is due primarily to a 10.5% decrease in new trailer shipments as approximately 28,100 trailers shipped in the first nine months of 2013 compared to 31,400 trailers shipped in the prior year period.  However, the decrease in new trailer shipments were partially offset by a 2.6% increase in average selling prices in the first nine months of 2013 compared to the prior year period, due to increased pricing necessary to recapture lost margins, as well as favorable customer and product mix.  Used trailer sales increased $3.8 million, or 22.8%, compared to the previous year period.  The increase was attributable to a 16.2% increase in the average unit selling price and a 4.3% increase in shipments due to increased market demand.

Diversified Products segment sales were $338.9 million for the first nine months of 2013, up $160.0 million, or 89.4%, compared to the same period in 2012.  The increase in sales is primarily due to the acquisitions of Walker and certain assets of Beall, which contributed $154.2 million more in sales during the current nine month period than compared to the prior year period.  We continue to gain positive momentum in our efforts to diversify our business and increase our market penetration and overall acceptance of our product offerings.

Retail segment sales were $133.7 million in the first nine months of 2013, up $23.2 million, or 21.0%, compared to the prior year period.  This increase in sales was partly due to the addition of six tank trailer parts and service locations as a result of the Walker acquisition, generating $11.9 million more in sales during the nine month period than compared to the previous year period.  Excluding the parts and service locations acquired from Walker, Retail segment sales were $109.7 million, an increase of 11.4%, as compared to the prior year. Parts and service sales were up $4.6 million, or 13.4%.  New trailer sales increased $10.4 million, or 20.6%, as approximately 400 additional units were shipped during the current year as compared to the prior year period.  Used trailer sales decreased $1.9 million, or 16.2%, primarily due to a 16.7% decrease in shipments compared to the prior year period.

Cost of Sales

Cost of sales for the first nine months of 2013 was $1,014.8 million, an increase of $78.3 million, or 8.4%, compared to the 2012 period.  As a percentage of net sales, cost of sales was 86.2% for the first nine months of 2013 compared to 89.5% for the 2012 period.

Commercial Trailer Products segment cost of sales, as detailed in the following table, was $648.3 million for the first nine months of 2013, a decrease of $57.4 million, or 8.1%, compared to the first nine months of 2012.  As a percentage of net sales, cost of sales was 92.0% for the first nine months compared to 93.3% in the prior year period.

	Nine Months Ended September 30,
Commercial Trailer Products Segment	2013		2012
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$515.7	73.2%	$565.8	74.8%
Other Manufacturing Costs	132.6	18.8%	139.9	18.5%
	$648.3	92.0%	$705.7	93.3%

Cost of sales is composed of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.  Material costs were 73.2% of net sales in the first nine months of 2013 compared to 74.8% for the prior year period.  The 1.6% decrease was primarily driven by increases in average selling prices for new trailers as raw material, commodity and component costs remained relatively consistent as well as favorable customer and product mix.  Other manufacturing costs decreased $7.3 million in the current year period, as compared to the prior year period, resulting from lower variable costs related to decreases in new trailer production volumes.  As a percentage of sales, other manufacturing costs increased slightly from 18.5% in the prior year period to 18.8% in the 2013 period due to reduced leverage of fixed costs from lower production.

Diversified Products segment cost of sales was $250.0 million in the first nine months of 2013, an increase of $118.3 million, or 89.8%, compared to the same 2012 period primarily resulting from the acquisitions of Walker and certain assets of Beall.  As a percentage of net sales prior to the elimination of intersegment sales, cost of sales was 76.6% in the first nine months of 2013 compared to 77.8% in the first nine months of 2012.  The 1.2% decrease as a percentage of net sales was primarily the result of an increased percentage of net sales from our higher-margined product lines as compared to the previous year period.

Retail segment cost of sales was $118.1 million in the first nine months of 2013, an increase of $19.4 million, or 19.7%, compared to the same 2012 period.  The increase in cost of sales was primarily due to the addition of six tank trailer parts and service locations from the Walker acquisition, which added $9.0 million in cost of sales during the nine month period than compared to the previous year period, as well as an increase in new trailer shipments for the year.  As a percentage of net sales, cost of sales was 88.3% in the first nine months of 2013 compared to 89.3% in the first nine months of 2012.  This improvement as a percentage of net sales was primarily the result of product mix as an increased percentage of net sales from the higher margin parts and service product line for the 2013 period as compared to the prior year period.

Gross Profit

Gross profit was $162.5 million in the first nine months of 2013, an improvement of $53.0 million, or 48.4%, from the prior year period.  Gross profit as a percent of sales was 13.8% for the first nine months compared to 10.5% for the same period in 2012.  Gross profit by segment was as follows (in millions):

	Nine Months Ended September 30,
			Change
	2013	2012	$	%
Gross Profit by Segment:
Commercial Trailer Products	$56.4	$50.9	$5.5	10.8
Diversified Products	89.0	47.2	41.8	88.6
Retail	15.6	11.9	3.7	31.1
Corporate and Eliminations	1.5	(0.5)	2.0	(400.0)
Total	$162.5	$109.5	$53.0	48.4

Commercial Trailer Products segment gross profit was $56.4 million for the first nine months of 2013 compared to $50.9 million in the prior year period.  Gross profit, prior to the elimination of intersegment sales, as a percentage of sales was 7.4% in the first nine months of 2013 as compared to 6.3% for the prior year period.  The increase in gross profit as a percentage of net sales was primarily driven by improved pricing necessary to recapture lost margins.

Diversified Products segment gross profit was $89.0 million for the first nine months of 2013 compared to $47.2 million for the prior year period due primarily to the acquisition of Walker.  Gross profit, prior to the elimination of intersegment sales, as a percentage of sales was 23.4% in the first nine months of 2013 compared to 22.2% in the first nine months of 2012.  The 1.2% increase as a percentage of net sales was largely the result of the inclusion of Walker for the entire nine months of 2013, as well as improved customer and product mix for our composite offerings as compared to the prior year.

Retail segment gross profit was $15.6 million for the first nine months of 2013, an increase of $3.7 million compared to the same period in 2012.  Gross profit, prior to the elimination of intersegment sales, as a percentage of sales for the first nine months of 2013 was 11.6% compared to 10.7% for the prior year period.  As compared to the prior year period, the 31.1% increase in gross profit is primarily due to a 28.3% increase in parts and service sales and a 20.6% increase in new trailer sales.  In addition, gross profit as a percentage of sales increased 0.9% due to the sales increases from our higher-margined product lines as compared to the previous year period.

General and Administrative Expenses

General and administrative expenses of $43.2 million for the first nine months of 2013 increased $12.3 million, or 40.0%, from the prior year period.  The increase was largely due to the inclusion of a full year of expenses of Walker, which added expenses of approximately $10.3 million during the current year period as compared to approximately $5.6 million in the prior year, and the inclusion of expenses of Beall since the date of acquisition, or February 4, 2013.  In addition, employee related costs, excluding Walker and Beall, increased $4.0 million in the current year period due to higher salaries and other employee related costs, including employee incentive programs.  The remainder of the increase is primarily attributable to higher outside professional fees and technology costs.  As a percentage of sales, general and administrative expenses increased to 3.7% for the current year as compared to 3.0% for the prior year period.

Selling Expenses

Selling expenses were $23.0 million for the first nine months of 2013, an increase of $6.9 million, or 42.9%, compared to the prior year period primarily due to the inclusion of a full year of selling expenses of Walker, which added expenses of approximately $10.9 million during the current year period as compared to approximately $5.6 million in the prior year and the inclusion of selling expenses of Beall since the date of acquisition, or February 4, 2013.  In addition, employee related costs, excluding Walker and Beall, increased $1.3 million in the current year period due to employee incentive programs.  As a percentage of net sales, selling expenses were 2.0% for the first nine months of 2013 compared to 1.5% for the prior year period.

Amortization of Intangibles

                Amortization of intangibles was $16.3 million for the first nine months of 2013, an increase of $9.1 million, or 126.9%, as compared to the prior year period due to amortization expense recognized for intangible assets recorded from the acquisitions of Walker and certain assets of Beall.

Acquisition Expenses

                Acquisition expenses totaling $0.9 million for the first nine months of 2013 represent acquisition related costs incurred in connection with the acquisitions of Walker and certain assets of Beall.

Other Income (Expense)

                Interest expense for the first nine months of 2013 totaled $20.4 million, an increase of $6.4 million, primarily due to interest and non-cash accretion charges related to our Convertible Senior Notes and Term Loan Credit Agreement entered into in connection with the Walker Acquisition.  Loss on debt extinguishment represents the write-off of debt issuance costs recognized in connection with the amendment to our Term Loan Credit Agreement and $40 million of voluntary principal payments made on our Term Loan Credit Agreement during 2013.  In addition, Other, net for the first nine months of 2013 includes interest income of $2.0 million due to the recovery of interest on past due accounts receivable.

Income Taxes

                We recognized income tax expense of $24.0 million in the first nine months of 2013 compared to expense of $2.0 million in the prior year period.  The effective tax rate for the first nine months of 2013 was 39.9%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes.  During the fourth quarter of 2012, we released $59.9 million of valuation allowance against our net deferred tax assets.  Therefore, income tax expense for the first nine months of 2012 reflected the utilization of valuation allowance for federal, state and local income taxes resulting in an effective tax rate less than the U.S. Federal statutory rate of 35%.  As of September 30, 2013, we had an estimated $50 million of remaining U.S. Federal income tax net operating loss carryforwards, which will begin to expire in 2028 if unused, and which may be subject to other limitations under IRS rules.  We also have various multi-state income tax net operating loss carryforwards, which have been recorded as a deferred income tax asset, of approximately $9 million, before valuation allowances.  We also have various U.S. Federal income tax credit carryforwards which will expire beginning in 2023, if unused.  As a result, for the remainder of 2013 we estimate our effective tax rate to be approximately forty percent.  However, due to our remaining income tax net operating loss carryforwards, we do not anticipate our cash taxes to be materially different from those paid in 2012 of approximately $0.6 million.

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of debt and equity.  As of September 30, 2013, our debt to equity ratio was approximately 1.3:1.0.  Our long-term objective is to generate operating cash flows sufficient to fund normal working capital requirements, to fund capital expenditures and to be positioned to take advantage of market opportunities, including the ability to improve our capital structure through debt repayments.  For the remainder of 2013 and 2014, we expect to fund operations, working capital requirements and capital expenditures through cash flows from operations as well as from available borrowings under our Amended and Restated Revolving Credit Agreement (as described below in “Debt Agreements and Related Amendments” section).

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

As of September 30, 2013, we were in compliance with all covenants of the Amended and Restated Revolving Credit Agreement.

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

As of September 30, 2013, our senior secured leverage ratio was 1.3:1.0, and we were in compliance with all covenants under the Amendment.

Except as amended by the Amendment, the remaining terms of the Term Loan Credit Agreement remain in full force and effect.

For the nine months ended September 30, 2013, we paid $12.0 million of interest and $42.1 million of principal.  As of September 30, 2013, we had $255.6 million outstanding under the Term Loan Credit agreement, as amended, of which $2.8 million was classified as current on our Condensed Consolidated Balance Sheet.  In connection with the closing of the Term Loan Credit Agreement in May 2012 and related Amendment in April 2013, we paid a total of $8.5 million in original issuance discount fees which will be amortized over the life of the facility using the effective interest rate method.  For the nine months ended September 30, 2013, we charged $0.7 million of amortization for original issuance discount fees as Interest Expense in the Condensed Consolidated Statements of Operations.  Additionally, for the nine months ended September 30, 2013, we have charged $0.9 million of accelerated amortization in connection with $40 million of voluntary principal payments made on our Term Loan Credit Agreement, as amended, as Loss on debt extinguishment in the Condensed Consolidated Statements of Operations.

Cash Flow

Cash provided by operating activities for the first nine months of 2013 totaled $53.8 million, compared to $27.5 million during the same period in 2012.  Cash provided by operations during the current year period was the result of net income adjusted for various non-cash activities, including depreciation, amortization, deferred taxes, stock-based compensation, accretion of debt discount and loss on debt extinguishment, of $98.7 million, offset by a $44.9 million increase in our working capital.  Increases in working capital for the current year period can be attributed to increased purchasing activities resulting from higher raw material requirements necessary to meet current production demand levels.  Changes in key working capital accounts for the first nine months of 2013 as compared to the same period in 2012 are summarized below (in millions):

Source (Use) of cash:	2013	2012	Change
Accounts receivable	$(33.4)	$(0.6)	$(32.8)
Inventories	(49.2)	(1.1)	(48.1)
Accounts payable and accrued liabilities	33.3	(20.6)	53.9
Net use of cash	(49.3)	(22.3)	(27.0)

Accounts receivable increased by $33.4 million in the first nine months of 2013 as compared to an increase of $0.6 million in the prior year period.  Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, increased to approximately 27 days as of September 30, 2013, compared to 22 days as of the same period in 2012.  The increase in accounts receivable for 2013 was primarily the result of the timing of shipments and a 12.6% increase in our consolidated net sales as compared to the prior year period.  Inventory increased by $49.2 million during the first nine months of 2013 as compared to an increase of $1.1 million in the 2012 period.  The increase in inventory for the 2013 period was primarily due to higher finished goods inventory resulting from increased production levels throughout the first nine months of 2013.  Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year was approximately 6 times in both the 2013 and 2012 periods.  Accounts payable and accrued liabilities increased by $33.3 million in 2013 compared to a decrease of $20.6 million for the same period in 2012.  The increase in 2013 was primarily due to timing of production as compared to the previous year period.  Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 33 days in 2013 as compared to 36 days in the same period in 2012.

Investing activities used $25.1 million during the first nine months of 2013 compared to $373.0 million used in the same period in 2012.  Cash used in investing activities in the first nine months of 2013 was primarily related to the acquisition of certain assets of Beall completed in the first quarter for $13.9 million.  The current period also includes capital expenditures totaling $11.6 million to support growth and improvement initiatives at our facilities.  Cash used in investing activities in the first nine months of 2012 was primarily related to the Walker acquisition completed in the second quarter for $364.0 million, net of cash acquired, and other acquisition related costs.

Financing activities used $44.3 million during the first nine months of 2013 primarily due to principal payments under our term loan credit facility of approximately $42.1 million.  Financing activities provided $364.8 million during the first nine months of 2012 as a result of the issuance of our Convertible Senior Notes and borrowings under our Term Loan Credit Agreement which provided net proceeds before offering expenses of approximately $145.5 million and $292.5 million, respectively.  The net proceeds received were used to fund the purchase price of the Walker Acquisition completed in the second quarter of 2012 as well as related fees and expenses incurred as part of this transaction.

As of September 30, 2013, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $208.2 million, representing an increase of $26.0 million and a decrease of $16.1 million as compared to September 30, 2012 and December 31, 2012, respectively.  Total debt and capital lease obligations amounted to $390.0 million as of September 30, 2013.  As we continue to see improvements to the overall trailer industry, as well as our operating performance metrics, we believe our liquidity is adequate to fund operations, working capital needs and capital expenditures for the remainder of 2013 and 2014.

Capital Expenditures

Capital spending amounted to $11.6 million for the first nine months of 2013 and is anticipated to be approximately $20 million for 2013.  Capital spending for 2013 has been and is expected to continue to be primarily utilized to support growth and improvement initiatives within our facilities.

Off-Balance Sheet Transactions

As of September 30, 2013, we had approximately $8.6 million in operating lease commitments.  We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter ended September 30, 2013.

Contractual Obligations and Commercial Commitments

We have included a summary of our Contractual Obligations and Commercial Commitments in our annual report on Form 10-K for the year ended December 31, 2012.  With the exception of the decrease in our raw material purchases commitments (see “Item 3.  Qualitative and Quantitative Disclosures About Market Risks—Commodity Prices” section below for further details), the increase in our capital lease commitments (see Note 2 of our condensed consolidated financial statements) and a decrease in our term loan credit facility (see Note 4 of our condensed consolidated financial statements) there have been no material changes to the summary provided in that report.

Backlog

Orders that have been confirmed by customers in writing and can be produced during the next 18 months are included in our backlog.  Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms.  Our backlog of orders was approximately $563 million at September 30, 2013 compared to $666 million at December 31, 2012 and $555 million at September 30, 2012.  We expect to complete the majority of our existing backlog orders within the next 12 months.

OUTLOOK

The demand environment for trailers remained healthy during the first nine months of 2013, as evidenced by a strong backlog, a trailer demand forecast by industry forecasters above replacement demand levels for the next several years and our ability to increase prices to improve and recapture lost margins.  Recent estimates from industry analysts, ACT Research Company (“ACT”) and FTR Associates (“FTR”), forecast strong demand levels in 2013 and beyond, with ACT currently estimating demand to be approximately 241,000 trailers for 2013, representing an increase of 2% as compared to 2012, and forecasting continued strong demand levels into the foreseeable future with estimated new trailer demand for 2014 totaling approximately 252,000, an increase of 4% compared to the current year period, and annual average demand for the proceeding four year period ending 2018 in excess of 245,000 new trailers.  FTR anticipates new trailer demand to be approximately 236,000 new trailers in 2013, representing an increase of 2% as compared to 2012 while projecting continued strong new trailer demand in 2014 totaling 237,000 trailers.  Nevertheless, there remain downside concerns relating to issues with the global economy, unemployment, and housing and construction-related markets in the U.S.

Other challenges we face as we continue through 2013 and into 2014 will primarily relate to managing raw material commodity and component costs.  While most commodity costs have recently stabilized, raw material costs remain volatile.  As has been our policy, we will endeavor to pass along raw material and component price increases to our customers in addition to continuing our hedging activities in an effort to minimize the risk of changes in commodity prices having a significant impact on our operating results.

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

Based on the published industry demand forecasts, conversations with our customers regarding their current requirements, our existing backlog of orders and our continued efforts to be selective in our order acceptance to ensure we obtain appropriate value for our products, we estimate that for the full year 2013 total new trailers sold will be between 46,000 and 47,000, which reflects volumes equal to or slightly stronger than 2012 demand levels.  As a result of our commitment to recapture margins within our Commercial Trailer Products segment, our expectation for growth in trailer volumes is below the expected industry growth rate.  However, we have already begun to realize the improvements in pricing and gross margins and we expect continued improvements for the remainder of 2013.  In addition, if the trailer market expands further as currently forecasted by ACT, we may have the ability to exceed these estimated levels in 2013.

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

Commodity Prices

We are exposed to fluctuations in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, nickel and copper as well as other raw material components.  Given the historical volatility of certain commodity prices, this exposure can materially impact product costs.  We manage commodity price changes by entering into fixed price contracts with our suppliers.  As of September 30, 2013, we had $17.0 million in raw material purchase commitments through December 2014 for materials that will be used in the production process as compared to $18.6 million as of December 31, 2012.  With the exception of certain long-term agreements with our core customers, we typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order.  To the extent that we are unable to offset the increased commodity costs in product prices, our results would be materially and adversely affected.

Interest Rates

As of September 30, 2013, we had no floating rate debt outstanding under our revolving facility.  During the nine month period ending September 30, 2013, we maintained an average floating rate borrowing level of less than $0.1 million under our revolving line of credit.  In addition, as of September 30, 2013, we had outstanding borrowings under our Term Loan Credit Agreement, as amended, totaling $255.6 million that bear interest at a floating rate, subject to a minimum interest rate.  Based on the average borrowings under our revolving facility and the outstanding indebtedness under our Term Loan Credit Agreement, as amended, a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of $0.5 million.  This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2013.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal year 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

On May 8, 2012, we completed the Walker Acquisition, which includes certain previously existing information systems and internal controls over financial reporting.  We are currently in the process of evaluating and integrating Walker’s historical internal controls over financial reporting with ours.  We expect to complete this process by the end of fiscal year 2013.

On February 4, 2013, we completed the purchase of certain assets of Beall Corporation, which includes certain previously existing information systems and internal controls over financial reporting.  In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have elected to exclude Beall from our evaluation, as permitted under existing SEC rules.  We are currently in the process of evaluating and integrating Beall’s historical internal controls over financial reporting with ours.

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

WABASH NATIONAL CORPORATION

Date: October 29, 2013	By:	/s/ Jeffery L. Taylor
Jeffery L. Taylor
Vice President and Acting Chief Financial Officer (Principal Financial Officer)

