Form 10-K
period 2013-12-31
WABASH NATIONAL CORP /DE
filed 2014-02-27
CIK 879526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)
☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2013 OR
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2013 was $697,018,940 based upon the closing price of the Company's common stock as quoted on the New York Stock Exchange composite tape on such date.

The number of shares outstanding of the registrant's common stock as of February 20, 2014 was 68,553,506.

Part III of this Form 10-K incorporates by reference certain portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be filed within 120 days after December 31, 2013.

TABLE OF CONTENTS
WABASH NATIONAL CORPORATION
FORM 10-K FOR THE FISCAL
YEAR ENDED DECEMBER 31, 2013

FORWARD LOOKING STATEMENTS

This Annual Report of Wabash National Corporation (the “Company”, “Wabash” or “we”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forward-looking statements” include, but are not limited to, statements regarding:

•	our business plan;

•	the benefits of, and our plans relating to, our recently completed acquisitions of Walker Group Holdings (“Walker”) and certain assets of Beall Corporation (“Beall”), the amount of transaction costs associated with the acquisitions, our ability to manage the cost of the financing of the acquisition of Walker and related indebtedness and our ability to effectively integrate Walker and the Beall assets and realize the expected synergies and benefits;

•	our expected revenues, income or loss and capital expenditures;

•	our strategic plan and plans for future operations;

•	financing needs, plans and liquidity, including for working capital and capital expenditures;

•	our ability to achieve sustained profitability;

•	reliance on certain customers and corporate relationships;

•	our ability to diversify the product offerings of non-trailer businesses and opportunities to leverage the acquired Walker businesses and Beall assets to grow sales in our existing products;

•	availability and pricing of raw materials;

•	availability of capital and financing;

•	dependence on industry trends;

•	the outcome of any pending litigation;

•	export sales and new markets;

•	engineering and manufacturing capabilities and capacity;

•	acceptance of new technology and products;

•	government regulation; and

•	assumptions relating to the foregoing.

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

PART I

ITEM 1—BUSINESS

Overview

Wabash National Corporation (“Wabash,” “Company,” “us,” “we,” or “our”) was founded in 1985 as a start-up company in Lafayette, Indiana. We are now one of North America’s leaders in designing, manufacturing and marketing standard and customized truck and tank trailers and related transportation equipment. We believe our position as a leader in our industry has been the result of longstanding relationships with our core customers, our demonstrated ability to attract new customers, our broad and innovative product lines, our technological leadership and our extensive distribution and service network. Our management team is focused on continuing to optimize our manufacturing and retail operations to match the current demand environment, implementing cost savings initiatives and lean manufacturing techniques, strengthening our capital structure, developing innovative products that enable our customers to succeed, improving earnings and continuing diversification of the business into higher margin opportunities that leverage our intellectual and process capabilities.

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

Operating Segments

We manage our business in three segments: Commercial Trailer Products, Diversified Products and Retail. In the second quarter of 2012, we completed the acquisition of Walker Group Holdings (“Walker”), a manufacturer of liquid-transportation systems and engineered products significantly enhancing our Diversified Products segment. In the fourth quarter of 2012, six tank trailer parts and service retail locations, which had been reported as part of the Diversified Products segment from the date of the Walker acquisition through the third quarter of 2012, began being reported as part of our Retail segment to match how these locations are managed internally and to be consistent with our focus to leverage operational and market synergies. In the first quarter of 2013, we completed the acquisition of certain assets of the tank and trailer business of Beall Corporation (“Beall”), a manufacturer of aluminum tank trailers and related equipment based in Portland, Oregon, further adding to our Diversified Products segment. We allocate certain corporate related administrative costs, interest and income taxes to our corporate and eliminations segment. Financial results by operating segment, including information about revenues from customers, measures of profit and loss and financial information regarding geographic areas and export sales are discussed in Note 13, Segments and Related Information, of the accompanying consolidated financial statements. By operating segment, net sales were as follows (dollars in millions):

	Year Ended December 31,
	2013	2012	2011
Sales by Segment
Commercial Trailer Products	$1,081.2	$1,063.3	$1,071.3
Diversified Products	502.0	356.0	106.5
Retail	181.5	157.6	125.1
Corporate and Eliminations	(129.0)	(115.0)	(115.7)
Total	$1,635.7	$1,461.9	$1,187.2

Commercial Trailer Products

Commercial Trailer Products segment sales as a percentage of our consolidated net sales and gross margin measured prior to intersegment eliminations were:

	Years Ended December 31,
	2013	2012	2011
Percentage of net sales	61.3%	67.4%	82.2%
Percentage of gross margin	36.4%	42.4%	57.8%

The Commercial Trailer Products segment manufactures standard and customized truck trailers. We seek to identify and produce proprietary custom products that offer exceptional value to customers with the potential to generate higher profit margin than standardized products. We believe that we have the engineering and manufacturing capability to produce these products efficiently. We introduced our proprietary composite product, DuraPlate®, in 1996 and have experienced widespread truck trailer industry acceptance. Since 2002, sales of our DuraPlate® trailers have represented approximately 93% of our total new dry van trailer sales. We are also a competitive producer of standardized sheet and post and refrigerated trailer products and we strive to become the low-cost producer of these products within our industry. Through our Transcraft subsidiary we also manufacture steel and aluminum flatbed and dropdeck trailers.

We market our transportation equipment under the Wabash®, DuraPlate®, DuraPlateHD®, DuraPlate® XD-35®, FreightPro®, ArcticLite®, RoadRailer®, Transcraft®, Eagle®, Eagle II®, D-Eagle® and Benson® trademarks directly to customers, through independent dealers and through our Company-owned retail branch network. Historically, we have focused on our longstanding core customers representing many of the largest companies in the trucking industry, but have expanded this focus over the past several years to include numerous additional key accounts. Our relationships with our core customers have been central to our growth since inception. We have also actively pursued the diversification of our customer base through our network of independent dealers. For our van business we utilize a total of 23 independent dealers with approximately 59 locations throughout North America to market and distribute our trailers. We distribute our flatbed and dropdeck trailers through a network of 76 independent dealers with approximately 118 locations throughout North America. In addition, we maintain a used fleet sales center to focus on selling both large and small fleet trade packages to the wholesale market.

Diversified Products

Diversified Products segment sales as a percentage of our consolidated net sales and gross margin measured prior to intersegment eliminations were:

	Years Ended December 31,
	2013	2012	2011
Percentage of net sales	28.4%	22.6%	8.2%
Percentage of gross margin	54.1%	47.4%	27.3%

The Diversified Products segment focuses on our commitment to expand our customer base, diversify our product offerings, end markets and revenues and extend our market leadership by leveraging our intellectual property and technology, including our proprietary DuraPlate® panel technology, drawing on our core manufacturing expertise and making available products that are complementary to the truck and tank trailers and transportation equipment we offer. This segment includes a wide array of products and customer-specific solutions. Leveraging our intellectual property and technology and core manufacturing expertise into new applications and market sectors enables us to deliver greater value to our customers and shareholders.

Our DuraPlate® composite panel technology contains unique properties of strength and durability that can be utilized in numerous applications in addition to truck trailers. The Diversified Products segment has leveraged our DuraPlate® panel technology to develop numerous proprietary products, including a foldable portable storage container and the AeroSkirt®, an aerodynamic solution for over-the-road trailers that provides approximately 6% improvement in fuel efficiency. In addition, we utilize our DuraPlate® technology in the production of truck bodies, overhead doors and other industrial applications. These DuraPlate® composite products are sold to original equipment manufacturers and aftermarket customers. Through our Diversified Products segment, we also operate a wood flooring production facility that manufactures laminated hard wood oak products for the van trailer industry.

On May 8, 2012, we added to our Diversified Products segment by completing the Walker acquisition. Walker is a leading manufacturer of liquid-transportation systems and engineered products based in New Lisbon, Wisconsin. The acquisition of Walker provided Wabash with diversification in products, end-markets, customers and geographies, while maintaining a focus on core manufacturing capabilities that the two companies share. Walker’s transportation products include brands such as Walker Transport, Garsite, Walker Defense Group, Progress Tank, Brenner® Tank, TST® and Bulk International. These brands represent leading positions in liquid transportation systems, including stainless steel liquid transportation systems and stainless steel liquid-tank trailers for the North American chemical, dairy, food and beverage, petroleum, aviation, energy services and waste hauling markets. Walker’s engineered products include brands such as Walker® Engineered Products, Walker® Barrier Systems and Extract Technology®. These brands represent what we estimate to be leading positions in isolators, stationary silos and downflow booths around the world for the chemical, dairy, food and beverage, pharmaceutical and nuclear markets. In addition, on February 4, 2013, we further added to our Diversified Products segment by completing, out of bankruptcy liquidation, the acquisition of certain assets of the tank and trailer business of Beall Corporation, a manufacturer of aluminum tank trailers and related equipment based in Portland, Oregon.

Through these brands and product offerings, our Diversified Products segment now serves a variety of end markets a number of which we believe are less cyclical than other markets historically served by Wabash. We believe Walker’s diversified products base, end-markets and customers also present opportunities to grow sales of existing Wabash products. We expect to continue to focus on diversifying our Diversified Products segment to enhance our business model, strengthen our revenues and become a stronger company that can deliver greater value to our shareholders.

Retail

Retail segment sales as a percentage of our consolidated net sales and gross margin measured prior to intersegment eliminations were:

	Years Ended December 31,
	2013	2012	2011
Percentage of net sales	10.3%	10.0%	9.6%
Percentage of gross margin	9.5%	10.2%	14.9%

The Retail segment includes our 18 Company-owned retail branch locations, which are strategically located near large metropolitan areas to provide additional opportunities to distribute our products, diversify our factory direct sales and also offer nationwide services and support capabilities for our customers. Six tank trailer parts and service retail locations were added to our previously owned 12 locations as a result of the Walker acquisition. Our retail branch network’s sale of new and used trailers, aftermarket parts and service generally provides enhanced margin opportunities to our retail customers.

Strategy

We are committed to a corporate strategy that seeks to maximize shareholder value by executing on the core elements of our strategic plan:

•	Value Creation. We intend to continue our focus on improved earnings and cash flow.

•	Operational Excellence. We are focused on maintaining a reduced cost structure by adhering to continuous improvement and lean manufacturing initiatives.

•	People. We recognize that to achieve our strategic goals we must continue to develop the organization’s skills to advance our associates’ capabilities and to attract talented people.

•	Customer Focus. We have been successful in developing longstanding relationships with core customers, and while we intend to maintain these relationships we seek to create new revenue opportunities by developing new customer relationships through the offering of tailored transportation solutions.

•	Innovation. We intend to continue to be the technology leader by providing new and differentiated products and services that generate enhanced profit margins.

•	Corporate Growth. We intend to expand our product offering and competitive advantage by increasing our focus on the diversification of products and leveraging our intellectual and physical assets for organic growth.

Industry and Competition

Trucking in the U.S., according to the American Trucking Association (ATA), was estimated to be a $642 billion industry in 2012, representing approximately 81% of the total transportation industry revenue. Furthermore, ATA estimates that approximately 69% of all freight tonnage in 2012 was carried by trucks at some point during its shipment. Trailer demand is a direct function of the amount of freight to be transported. As the economy improves, ATA estimates that the percentage of freight tonnage carried by trucks will grow to 71% by 2024. To meet this expected increased in freight demand, truck carriers will need to expand and replace their fleets, which typically results in increased trailer orders.

Transportation in the U.S., including trucking, is a cyclical industry that has experienced three cycles over the last 20 years. In each of the last three cycles the decline in freight tonnage preceded the general U.S. economic downturn by approximately two and one-half years and the recovery has generally preceded that of the economy as a whole. The trailer industry generally follows the transportation industry, experiencing cycles in the early and late 90’s lasting approximately 58 and 67 months, respectively. Truck freight tonnage, according to ATA statistics, started declining year-over-year in 2006 and remained at depressed levels through 2009. The most recent cycle concluded in 2009, lasting a total of 89 months. After three consecutive years with total trailer demand well below normal replacement demand levels estimated to be between 175,000 trailers and 200,000 trailers, the three year period ending December 2013 represent years of significant improvement in which the total trailer market increased year-over-year approximately 67%, 13% and 1%, for 2011, 2012 and 2013, respectively, with total shipments of approximately 210,000; 237,000 and 239,000, respectively. In our view, we expect to see continued strong demand for new trailer equipment as the economic and industry specific indicators we track, including but not limited to ATA’s truck tonnage index, total industrial production, employment growth, housing and auto sectors, as well as the overall gross domestic product, appear to be trending in a positive direction. In addition, new and pending legislation or regulatory reform efforts at the state and federal level could have a favorable impact on the demand for trailers in the near term, specifically comprehensive safety programs for carriers and drivers, as well as rule changes regarding hours of service restrictions.

Wabash, and its two largest competitors, Great Dane and Utility, are generally viewed as the top three trailer manufacturers in the U.S. and have accounted for greater than 50% of U.S. new trailer market share in recent years, including approximately 55% in 2013. Our market share of U.S. total trailer shipments in 2013 was approximately 20%. Trailer manufacturers compete primarily through the quality of their products, customer relationships, service availability and cost. Over the past several years, we have seen a number of our competitors follow our leadership in the development and use of composite sidewalls that compete directly with our DuraPlate® products. Our product development is focused on maintaining our leading position with respect to these products and on development of new products and markets, leveraging our proprietary DuraPlate® product, as well as our expertise in the engineering and design of customized products.

The table below sets forth new trailer production for Wabash and, as provided by Trailer Body Builders Magazine, our largest competitors and the trailer industry as a whole within North America. The data represents all segments of the market, except containers and chassis. For the years included below, we have participated primarily in the van and platform trailer segments and added the tank trailer segment beginning in 2012 with the acquisitions of Walker in May 2012 and certain assets of Beall Corporation in February 2013. Van trailer demand, the largest segment within the trailer industry, has continued to show sequential improvements over each of the last three years from a low of approximately 52,000 trailers in 2009 recovering to an estimated 170,000 trailers in 2013. Our market share for van trailers in 2013 was approximately 23%, a decrease of approximately 2% from 2012 reflective of our efforts to recover material cost increases and recapture lost margins through improved pricing of van trailers.

7

	2013	2012		2011		2010		2009
Wabash	46,000	45,000	(2)	49,000		27,000		12,000
Great Dane	44,000	44,000		39,000		21,000		15,000
Utility	39,000	38,000		33,000		23,000		17,000
Hyundai Translead	27,000	23,000		18,000		8,000		5,000
Stoughton	12,000	11,000		9,000		5,000		3,000
Other principal producers	31,000	33,000		25,000		19,000		12,000
Total Industry	233,000	227,000		201,000	(1)	122,000	(1)	79,000	(1)
(1)	Data revised by publisher in a subsequent year.
(2)	The 2012 production includes Walker volumes on a full-year pro forma basis.

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

Competitive Strengths

We believe our core competitive strengths include:

•
Long-Term Core Customer Relationships – We are the leading provider of trailers to a significant number of top tier trucking companies, generating a revenue base that has helped to sustain us as one of the market leaders.  According to Transport Topics, our van products are preferred by many of the industry’s leading carriers with our customers representing approximately one-half of the top 50 and more than one-third of the top 100 for-hire fleets.  As a result of the Walker acquisition, we are now also a leading provider of liquid-transportation systems and engineered products.  With an estimated one-third market share of the tank trailer industry, Walker has a strong customer base, consisting of mostly private fleets, and has earned leading market positions and a strong customer base across many of the markets it serves.

•
Innovative Product Offerings – Our DuraPlate® proprietary technology offers what we believe to be a superior trailer, which customers value.  A DuraPlate® trailer is a composite plate trailer using material that contains a high-density polyethylene core bonded between high-strength steel skins.  We believe that the competitive advantages of our DuraPlate® trailers compared to standard trailers include the following:

-	Extended Service Life – operate three to five years longer;

-	Lower Total Cost of Ownership – less costly to maintain;

-	Less Downtime – higher utilization for fleets;

-	Extended Warranty – warranty period for DuraPlate® panels is ten years; and

-	Improved Resale – higher trade-in and resale values.

We have been manufacturing DuraPlate® trailers for over 18 years and through December 2013 have sold over 500,000 trailers. This proven experience, combined with ownership and knowledge of the DuraPlate® panel technology, helps ensure continued industry leadership in the future. We continue to introduce new innovations in our DuraPlate® family, including DuraPlateHD® and DuraPlate XD-35®, along with new innovations in other product lines, including our ArcticLite® refrigerated trailers and the FreightPro® sheet and post trailer.

8

•
Significant Market Share and Brand Recognition – We have been one of the three largest manufacturers of trailers in North America since 1994, with one of the most widely recognized brands in the industry. We are currently the largest producer of van trailers in North America and, according to data published by Trailer Body Builders Magazine, our Transcraft subsidiary is one of the top three leading producers of platform trailers.  In addition, with our acquisitions of Walker and certain assets of Beall, we are now considered one of the largest manufacturers of stainless steel and aluminum tank trailers in North America. We participate broadly in the transportation industry through each of our three business segments. As a percentage of our consolidated net sales, new trailer sales for our dry and refrigerated vans, platforms and tanks represented approximately 76% in 2013.

•
Committed Focus on Operational Excellence – Safety, quality, on-time delivery, productivity and cost reduction are the core elements of our program of continuous improvement. We currently maintain an ISO 14001 registration of our Environmental Management System and an ISO 9001 registration of our Quality Management System.

•
Technology – We continue to be recognized by the trucking industry as a leader in developing technology to provide value-added solutions for our customers that reduce trailer operating costs, improve revenue opportunities, and solve unique transportation problems. Throughout our history, we have been and will continue to be a leading innovator in the design and production of trailers. In addition to the introduction of new trailer product innovations made through our DuraPlate® family over the past 18 years, we have also provided a customer-focused approach in developing product enhancements for the trailer and transportation industries. Some of the more recent innovations include DuraPlate® XD-35®, a revolutionary 35,000 pound concentrated floor load rated dry van for heavy haul applications; Trustlock®, a proprietary single-lock rear door mechanism; a combination ID/Stop light, a dual-function rear ID light that also actuates as a brake indicator; MaxClearenceTM Overhead Door System, a vertical door that provides an opening that would be comparable to that of swing door models; and the DuraPlate® Aeroskirt®, a durable aerodynamic solution that, based on certified laboratory and track testing, provides improved fuel efficiencies of approximately 6%.

•	Corporate Culture – We benefit from an experienced, value-driven management team and dedicated workforce focused on operational excellence.

•
Extensive Distribution Network – Our 18 Company-owned retail branches and a used trailer location extend our sales network throughout North America, diversify our factory direct sales, provide an outlet for used trailer sales and support our national service contracts. Additionally, we utilize a network of 23 independent dealers with approximately 59 locations throughout North America to distribute our van trailers, and our Transcraft distribution network consists of 76 independent dealers with approximately 118 locations throughout North America. Our tank trailers are distributed through a network of 68 independent dealers and locations throughout North America.

Regulation

Truck trailer length, height, width, maximum weight capacity and other specifications are regulated by individual states. The federal government also regulates certain safety features incorporated in the design and use of truck and tank trailers. These regulations include, but are not limited to, requirements on anti-lock braking systems (ABS) and rear-impact guard standards, as well as operator restrictions as to hours of service and minimum driver safety standards (see “Industry Trends”). In addition, most tank trailers we manufacture have specific federal regulations and restrictions that dictate tank design, material type and thickness. Manufacturing operations are subject to environmental laws enforced by federal, state and local agencies (see "Environmental Matters").

Products

Since our inception, we have expanded our product offerings from a single truck trailer dry van product to a broad range of transportation equipment.

Our Commercial Trailer Products segment specializes in the development of innovative proprietary products for our key markets. Commercial Trailer Products segment sales represented approximately 61%, 67% and 82% of our consolidated net sales as measured before elimination of intersegment sales in 2013, 2012 and 2011, respectively. While this segment continues to account for approximately two-thirds of our consolidated net sales for 2013, the decrease in the percentage of net sales attributable to this segment highlights our strategic focus to expand our customer base and diversify our product offerings and revenues. Our current Commercial Trailer Products primarily include the following:

9

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

•
Platform Trailers. Platform trailers are sold under Transcraft®, Eagle® and Benson® trademarks. Platform trailers consist of a trailer chassis with a flat or “drop” loading deck without permanent sides or a roof. These trailers are primarily utilized to haul steel coils, construction materials and large equipment. In addition to our all steel and combination steel and aluminum platform trailers, we also offer a premium all-aluminum platform trailer.

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

•
Used Trailers. This includes the sale of used trailers through our used fleet sales center to facilitate new trailer sales with a focus on selling both large and small fleet trade packages to the wholesale market.

Our Diversified Products segment focuses on our commitment to expand our customer base, diversify our product offerings and revenues and extend our market leadership by leveraging our proprietary DuraPlate® panel technology, drawing on our core manufacturing expertise and making available products that are complementary to the truck trailers and transportation equipment we offer. During 2012, we expanded our Diversified Products segment by completing the acquisition of Walker. We further expanded this segment during 2013 by completing the acquisition of certain assets of Beall. Diversified Products segment sales represented approximately 28%, 23% and 8% of our consolidated net sales as measured before elimination of intersegment sales in 2013, 2012 and 2011, respectively. Our current Diversified Products primarily include the following:

•
Walker Group. In 2012, we completed the acquisition of all the equity interests of Walker. Walker currently has several principal brands divided among transportation and engineered products. Walker Transport, Walker Defense Group, Brenner® Tank, Bulk Tank International, Progress Tank, Garsite and TST® are brands that sell transportation products and include: stainless steel and aluminum liquid transport tank trailers and other liquid transport solutions for the dairy, food and beverage, chemical and environmental and petroleum industries; aircraft refuelers and hydrant dispensers for in-to-plane fueling companies, airlines, freight distribution companies and fuel marketers around the globe; military grade refueling and water tankers for applications and environments required by the military; truck mounted tanks for fuel delivery; and vacuum tankers. Walker Engineered Products, Walker Barrier Systems and Extract Technology® are brands that sell engineered products and include: a broad range of products for storage, mixing and blending, including process vessels, as well as round horizontal and vertical storage silo tanks; containment and isolation systems for the pharmaceutical, chemical, and nuclear industries, including custom designed turnkey systems and spare components for full service and maintenance contracts; containment systems for the pharmaceutical, chemical and biotech markets; and mobile water storage tanks used in the oil and gas industry to pump high-pressure water into underground wells. A listing of these widely recognized brands offered through the Walker Group are included below:

-	Walker Transport – Founded as the original Walker business in 1943, the Walker Transport brand includes stainless-steel tank trailers for the dairy, food and beverage end markets.

-
Brenner® Tank – Founded in 1900, Brenner® Tank manufactures stainless-steel and aluminum tank trailers as well as carbon steel frac tanks and vacuum tank trailers for the oil and gas, chemical, dairy, food and beverage, energy and environmental services end markets.

-	Bulk Tank International – Manufactures stainless-steel tank trailers for the oil and gas and chemical end markets.

-
Beall® Trailers – With tank trailer production dating to 1928, the Beall® brand includes aluminum tank trailers and related tank trailer equipment for the dry bulk and petroleum end markets (we acquired the Beall assets in the first quarter of 2013).

-	Progress Tank – Since 1920, the Progress Tank brand has included aluminum and stainless-steel truck-mounted tanks for the oil and gas and environmental end markets.

-	Garsite – Founded in 1952, Garsite is a value-added assembler of aircraft refuelers, hydrant dispensers, and above-ground fuel storage tanks for the aviation end market.

-	TST® – The TST® brand includes truck-mounted tanks for the oil and gas and environmental end markets.

-
Walker Engineered Products – Since the 1960s, Walker has marketed stainless-steel storage tanks and silos, mixers, and processors for the dairy, food and beverage, pharmaceutical, chemical and biotech end markets under the Walker Engineered Products brand.

-
Walker Barrier Systems – Since 1996, Walker Barrier Systems brand has included stainless-steel isolators and downflow booths, as well as custom-fabricated equipment, including workstations and drum booths for the pharmaceutical, fine chemical, biotech and nuclear end markets.

-
Extract Technology® – Since 1981, the Extract Technology® brand has included stainless-steel isolators and downflow booths, as well as custom-fabricated equipment, including workstations and drum booths for the pharmaceutical, fine chemical, biotech and nuclear end markets.

•
Wabash® Composites. Our composite products expand the use of DuraPlate® composite panels, already a proven product in the semi-trailer market for over 18 years, into new product and market applications. In 2009, we introduced our EPA Smartway® approved DuraPlate® AeroSkirt®. Other composite products include foldable portable storage containers, truck bodies, overhead doors and other industrial applications. We continue to actively explore new opportunities to leverage our proprietary technology into new industries and applications.

•	Wabash Wood Products. We manufacture laminated hardwood oak products used primarily in our dry van trailer segment at our manufacturing operations located in Harrison, Arkansas.

Our Retail segment offers products in three general categories, including new trailers, used trailers and parts and service. Retail segment sales represented approximately 10% of our consolidated net sales as measured before elimination of intersegment sales in each of 2013, 2012 and 2011. The following is a description of each product category:

•
We sell new trailers produced by the Commercial Trailer Products segment. Additionally, we sell specialty trailers produced by third parties that are purchased in smaller quantities for local or regional transportation needs. As a percentage of consolidated net sales, new trailer sales through our Retail segment represented approximately 5%, 5% and 6% of consolidated net sales in 2013, 2012 and 2011, respectively.

1 EPA Smartway® is a registered trademark of U.S. Environmental Protection Agency (EPA)

11

•
We provide replacement parts and accessories, maintenance service and trailer repairs and conversions for trailers and other related equipment. As a percentage of consolidated net sales, parts and service sales within our Retail segment represented approximately 5% in 2013 and 2012 and 4% in 2011.

•
We sell used trailers through our retail branch network to enable us to remarket and promote new trailer sales in the local regions in which we operate. Used trailer sales represented less than 5% of consolidated net sales in each of 2013, 2012 and 2011.

Customers

Our customer base has historically included many of the nation’s largest truckload (TL) common carriers, leasing companies, private fleet carriers, less-than-truckload (LTL) common carriers and package carriers. According to Transport Topics, our customer base includes approximately one-half of the top fifty and more than one-third of the top one hundred for-hire fleet operators in North America. We continue to make improvements in expanding our customer base and diversifying into the broader trailer market through leveraging our independent dealer and company-owned retail networks as well as through the acquisitions of Walker and Transcraft and the asset purchases of Beall and Benson. Furthermore, we continue to diversify our products organically by expanding the use of DuraPlate® composite panel technology through products such as portable storage containers, DuraPlate® AeroSkirts®, truck bodies and overhead doors as well as strategically through acquisitions like Walker and certain assets of Beall. The acquisition of certain assets of Beall has also expanded our tank trailer market geographically by providing for a tank trailer manufacturing operations in the Western half of the U.S. All of these efforts have been accomplished while maintaining our relationships with our core customers. Our five largest customers together accounted for approximately 17%, 23% and 32% of our aggregate net sales in 2013, 2012 and 2011, respectively, with one customer representing approximately 13% of our net sales in 2011. This decrease in our concentration of net sales is primarily the result of our diversification efforts as well as our Walker acquisition. International sales, primarily to Canadian customers, accounted for less than 10% of net sales for each of the last three years.

We have established relationships as a supplier to many large customers in the transportation industry, including the following:

•
Truckload Carriers: Averitt Express, Inc.; Celadon Group, Inc.; Cowan Systems, LLC; Crete Carrier Corporation; Gordon Trucking, Inc.; Heartland Express, Inc.; J.B Hunt Transport, Inc.; Knight Transportation, Inc.; Schneider National, Inc.; Swift Transportation Corporation; and Werner Enterprises, Inc.

•	Less-Than-Truckload Carriers: FedEx Corporation; Old Dominion Freight Lines, Inc.; Vitran Express, Inc.; and YRC Worldwide, Inc.

•	Refrigerated Carriers: CR England, Inc. and Prime, Inc.

•	Leasing Companies: GE Trailer Fleet Services; Wells Fargo Equipment Finance, Inc.; and Xtra Lease, Inc.

•	Private Fleets: C&S Wholesale Grocers, Inc.; Dillard’s, Inc.; Dollar General Corporation; Safeway, Inc.; and Wal-Mart Transportation, Inc.

•
Liquid Carriers: Dana Liquid Transport Corporation; Evergreen Tank Solutions LLC; Martin Transport, Inc.; Oakley Transport, Inc.; Quality Carriers, Inc.; Sentinel Transportation LLC; Superior Tank, Inc.; and Trimac Transportation.

Through our Diversified Products segment we also sell our products to several other customers including, but not limited to: California Dairies, Inc.; Gilbane Inc.; GlaxoSmithKline Services Unlimited; Morgan Corporation; Poly-Coat Systems, Inc.; Semo Tank/Baker Equipment Company; Southwest Airlines Company; Superior Tank Inc.; Supreme Corporation; Tetra Pak; Utilimaster Corporation; and Wabash Manufacturing, Inc. (an unaffiliated company).

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

We also sell our van trailers through a network of 23 independent dealers with approximately 59 locations throughout North America.  Our platform trailers are sold through 76 independent dealers with approximately 118 locations throughout North America.  Our tank trailers are distributed through a network of 68 independent dealers and locations throughout North America.  The dealers primarily serve mid-market and smaller sized carriers and private fleets in the geographic region where the dealer is located and occasionally may sell to large fleets.  The dealers may also perform service work for our customers.

Raw Materials

We utilize a variety of raw materials and components including, specialty steel coil, stainless steel, plastic, aluminum, lumber, tires, landing gear, axles and suspensions, which we purchase from a limited number of suppliers.  Costs of raw materials and component parts represented approximately 66%, 69% and 77% of our consolidated net sales in 2013, 2012 and 2011, respectively.  Decreases in costs as a percentage of our consolidated net sales realized throughout 2013 are attributed to our concerted efforts to raise prices and recover lost margins, as well as an increased percentage of sales through our higher margin Diversified Products segment.  Significant price fluctuations or shortages in raw materials or finished components has had, and could have further, adverse effects on our results of operations.  In 2014 and for the foreseeable future, we expect that the raw materials used in the greatest quantity will be steel, aluminum, plastic and wood.  For 2014, we expect there to be continued price volatility for some of our primary raw materials and component parts, including, among others, aluminum, steel, plastic, wood and tires.  Our Harrison, Arkansas laminated hardwood floor facility provides the majority of our requirements for the flooring of our dry van trailers and has adequate capacity to meet our needs throughout 2014.

Backlog

Orders that have been confirmed by customers in writing, have defined delivery timeframes and can be produced during the next 18 months are included in our backlog.  Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms or cancellation.  Our backlog of orders at December 31, 2013 and 2012 was approximately $711 million and $666 million, respectively.  We expect to complete the majority of our existing backlog orders within the next 12 months.

Patents and Intellectual Property

We hold or have applied for 79 patents in the U.S. on various components and techniques utilized in our manufacture of transportation equipment and engineered products.  In addition, we hold or have applied for 107 patents in foreign countries.  Our patents include intellectual property related to the manufacture of trailers using our proprietary DuraPlate® product, which we believe offers us a significant competitive advantage, and our containment and isolation systems, as well as other engineered products.  Our DuraPlate® patent portfolio includes several patents and pending patent applications, which cover not only utilization of our DuraPlate® product in the manufacture of trailers, but also cover  a number of aerodynamic-related products aimed at increasing the fuel efficiency of trailers.  Patents in our DuraPlate® patent portfolio have expiration dates ranging from 2016 to 2030.   We also believe that our proprietary DuraPlate® production process, which has been developed and refined since 1995, offers us a significant competitive advantage in the industry.  While unpatented, the proprietary knowledge of this process and the significant intellectual and capital hurdles in creating a similar production process provide us with an advantage over others in the industry who utilize composite panel technology.

In addition, our intellectual property portfolio includes patents and patent applications covering many of our engineered products and certain trailer industry components that are recognized for their innovation in the markets we serve.  These include patents and patent applications relating to our industry leading isolation systems, sold under the Walker Barrier Systems and Extract Technologies®, as well as trailer-industry componentry like our proprietary Trust Lock Plus® door locking mechanism and our proprietary Max Clearance™ Overhead Door System providing additional overhead clearance when the rear door is in the opened position.  We believe these proprietary products offer us a competitive market advantage in the industries in which we compete.  These patents have expiration dates ranging from 2015 to 2030.  In addition, we have applied for, or been granted, patents in the U.S. and foreign countries relating to these and many other innovative product designs or design improvements, which were first developed by Wabash or its subsidiaries and have become highly desirable in our industry.  In our view there are no meaningful patents having an expiration date prior to 2016.

We also hold or have applied for 42 trademarks in the U.S. as well as 49 trademarks in foreign countries.  These trademarks include the Wabash®, Wabash National®, Transcraft®, Benson®, TST®, Extract Technologies®, Beall® and Brenner® brand names as well as trademarks associated with our proprietary products such as DuraPlate®, RoadRailer®, Transcraft Eagle®, ArcticLite®, and Benson® trailers.  Additionally, we utilize several tradenames that are each well-recognized in their industries, including Walker Transport, Walker Stainless Equipment, Walker Engineered Products, Walker Barrier Systems, Garsite, Bulk Tank International and Progress Tank.  Our trademarks associated with additional proprietary products include Max Clearance™ Overhead Door System, Trust Lock Plus®, EZ-7®, DuraPlate Aeroskirt®, DuraPlate XD-35®, DuraPlate HD®, SolarGuard® and EZ-Adjust™. We believe these trademarks are important for the identification of our products and the associated customer goodwill; however, our business is not materially dependent on such trademarks.

Research and Development

Research and development expenses are charged to earnings as incurred and were $2.2 million, $1.7 million and $1.0 million in 2013, 2012 and 2011, respectively.

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

Employees

As of December 31, 2013 and 2012, we had approximately 4,400 full-time associates.  Throughout 2013, essentially all of our active associates were non-union.  Our temporary associates represented approximately 24% of our overall production workforce as of December 31, 2013 and 2012.  We place a strong emphasis on maintaining good employee relations by promoting educational programs and quality improvement teams.

Executive Officers of Wabash National Corporation

The following are the executive officers of the Company:

Name	Age	Position
Richard J. Giromini	60	President and Chief Executive Officer, Director
Rodney P. Ehrlich	67	Senior Vice President – Chief Technology Officer
Bruce N. Ewald	62	Senior Vice President – Sales and Marketing
William D. Pitchford	59	Senior Vice President – Human Resources and Assistant Secretary
Erin J. Roth	38	Senior Vice President – General Counsel and Secretary
Jeffery L. Taylor	48	Senior Vice President – Chief Financial Officer
Mark J. Weber	42	Senior Vice President – Group President, Diversified Products Group
Brent L. Yeagy	43	Senior Vice President – Group President, Commercial Trailer Products

Richard J. Giromini.  Mr. Giromini was promoted to President and Chief Executive Officer in January 2007. He had been Executive Vice President and Chief Operating Officer from February 2005 until December 2005 when he was appointed President and a Director of the Company.  Prior to that, he had been Senior Vice President - Chief Operating Officer since joining the Company in July 2002.  Mr. Giromini was with Accuride Corporation from April 1998 to July 2002, where he served in capacities as Senior Vice President - Technology and Continuous Improvement; Senior Vice President and General Manager - Light Vehicle Operations; and President and CEO of AKW LP. Previously, Mr. Giromini was employed by ITT Automotive, Inc. from 1996 to 1998 serving as the Director of Manufacturing.  Mr. Giromini holds a Bachelor of Science degree in mechanical and industrial engineering and a Master of Science degree in industrial management, both from Clarkson University.  He is a graduate of the Advanced Management Program at the Duke University Fuqua School of Management.

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

William D. Pitchford.  Mr. Pitchford was promoted to Senior Vice President – Human Resources and Assistant Secretary in June 2013. He joined the Company in December 2011 as Vice President – Human Resources with an extensive Human Resource background including executive leadership and management, training and development, employee relations, compensation planning and organizational design.   Prior to joining the Company, Mr. Pitchford served as Vice President - Human Resources for Rio Tinto Alcan Corporation in Chicago, Illinois, from January 2009 to December 2010 and was with Ford Motor Company for more than 30 years where he held a variety of key leadership positions including Human Resources Director, Labor Relations Director and Senior Human Resources Manager.  Mr. Pitchford holds a Master of Arts degree in Personnel Management from Central Michigan and a Bachelors of Science degree from Indiana State University.

Erin J. Roth.  Effective January 2011, Ms. Roth was promoted to the position of Senior Vice President – General Counsel and Secretary, following her appointment in March 2010 to the position of Vice President – General Counsel and Secretary.  Ms. Roth joined the Company in March 2007 as Corporate Counsel and was promoted in July 2009 to Senior Corporate Counsel.  For the five years prior to joining the Company, Ms. Roth was engaged in the private practice of law with Barnes & Thornburg, LLP, representing a number of private and public companies throughout the U.S.  Ms. Roth earned her Bachelor of Science degree in Accounting from Butler University and her Juris Doctorate from the Georgetown University Law Center.

Jeffery L. Taylor.  Mr. Taylor was appointed Senior Vice President and Chief Financial Officer in January 2014.  Mr. Taylor joined the company in July 2012 as Vice President of Finance and Investor Relations and was promoted to Vice President – Acting Chief Financial Officer and Treasurer in June 2013.  Prior to joining the Company, Mr. Taylor was with King Pharmaceuticals, Inc. from May 2006 to July 2011 as Vice President, Finance – Technical Operations, and with Eastman Chemical Company from June 1997 to May 2006 where he served in several positions of increasing responsibility within finance, investor relations and business management, including its Global Business Controller – Coatings, Adhesives, Specialty Polymers & Inks.  Mr. Taylor earned his Bachelor of Science in Chemical Engineering from Arizona State University and his Masters of Business Administration from the University of Texas at Austin.

Mark J. Weber.  Mr. Weber was appointed to Senior Vice President - Group President of Diversified Products Group in June 2013. Mr. Weber joined the Company in August 2005 as Director of Internal Audit, was promoted in February 2007 to Director of Finance, and in November 2007 to Vice President and Corporate Controller. In August 2009 Mr. Weber was then appointed to the position of Senior Vice President – Chief Financial Officer. Prior to joining the Company, Mr. Weber was with Great Lakes Chemical Corporation from October 1995 through August 2005 where he served in several positions of increasing responsibility within accounting and finance, including Vice President of Finance.  Mr. Weber earned his Masters of Business Administration and Bachelor of Science in Accounting from Purdue University’s Krannert School of Management.

Brent L. Yeagy.  Mr. Yeagy was promoted to Senior Vice President for Wabash National and President of the Commercial Trailer Products Group in January 2013.  He had been Vice President and General Manager for the Commercial Trailer Products Group since January 2010.  Prior to that, he had been Vice President of Van Manufacturing since 2007.  Mr. Yeagy has held numerous operations related roles since joining Wabash National in February 2003.  Prior to joining the Company, Mr. Yeagy held various roles within Human Resources, Environmental Engineering and Safety Management for Delco Remy International from July 1999 through February 2003.  Mr. Yeagy served in various Plant Engineering roles at Rexnord Corporation from December 1995 through July 1997.  Mr. Yeagy is a veteran of the United States Navy, serving from 1991-1994.  He received his Master degree in Business (MBA) from Anderson University and his Master and Bachelor degrees in Science from Purdue University.  He is a graduate of the University of Michigan, Ross School of Business Program in Executive Management.

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

The truck trailer manufacturing industry historically has been and is expected to continue to be cyclical, as well as affected by overall economic conditions.  Customers historically have replaced trailers in cycles that run from five to 12 years, depending on service and trailer type.  Poor economic conditions can adversely affect demand for new trailers and have historically, and has currently, led to an overall aging of trailer fleets beyond a typical replacement cycle.  Customers’ buying patterns can also reflect regulatory changes, such as federal hours-of-service rules as well as overall truck safety and federal emissions standards.

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

Demand for new trailers has been and will continue to be sensitive to economic conditions over which we have no control and that may adversely affect our revenues and profitability.

Demand for trailers is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, new housing starts, government regulations and the availability of financing and interest rates.  The status of these economic conditions periodically have an adverse effect on truck freight and the demand for and the pricing of our trailers, and have resulted in, and could continue to result in, the inability of customers to meet their contractual terms or payment obligations, which could cause our operating revenues and profits to decline.

We may not be able to execute on our long-term strategic plan and growth initiatives, or meet our long-term financial goals.

Our long-term strategic plan is to deliver greater value to our shareholders by transforming Wabash National into a diversified industrial manufacturer while delivering profitable growth through all our business segments.  The long-term financial goals that we expect to achieve as a result of our long-term strategic plan and organic growth initiatives are based on certain assumptions, which may prove to be incorrect. We cannot provide any assurance we will be able to fully execute on our strategic plan or growth initiatives, which are subject to a variety of risks, including, but not limited to, our ability to: diversify the product offerings of our non-trailer businesses; leverage the acquired businesses and assets of Walker and Beall to grow sales with our existing products; design and develop new products to meet the needs of our customers; increase the pricing of our products and services to offset cost increases and expand gross margins; and execute potential future acquisitions, mergers, and other business development opportunities. If we are unable to successfully execute on our strategic plan, we may experience increase competition, adverse financial consequences and a decrease in the value of our stock.  Additionally, our management’s attention to the implementation of the strategic plan may distract them from implementing our core business which may also have adverse financial consequences.

We have a limited number of suppliers of raw materials and components; increases in the price of raw materials or the inability to obtain raw materials could adversely affect our results of operations.

We currently rely on a limited number of suppliers for certain key components and raw materials  in the manufacturing of our products, such as tires, landing gear, axles, suspensions and specialty steel coil used in DuraPlate® panels.  From time to time, there have been and may in the future be shortages of supplies of raw materials or components, or our suppliers may place us on allocation, which would have an adverse impact on our ability to meet demand for our products.  Shortages and allocations may result in inefficient operations and a build-up of inventory, which can negatively affect our working capital position.  In addition, price volatility in commodities we purchase which impact the pricing of raw materials could have negative impacts on our operating margins.  The loss of any of our suppliers or their inability to meet our price, quality, quantity and delivery requirements could have a significant impact on our results of operations.

Global economic weakness could negatively impact our operations and financial performance.

The global economic downturn beginning in 2007 and continuing through 2010 caused demand for new trailers during this period to decline and led to, in some cases, the cyclical timeframe for trailer replacement to be delayed due to economic pressures.  While the trailer industry has recently experienced a period of economic recovery, we cannot make any assurances that we will be profitable in future periods or that we will be able to sustain or increase profitability in the future.  Increasing our profitability will depend on several factors, including, but not limited to, our ability to increase our overall trailer volumes, improve our gross margins, gain continued momentum on our product diversification efforts and manage our expenses.  If we are unable to generate profitability in the future, we may not be able to meet our payment and other obligations under our outstanding debt agreements.

We continue to be reliant on the credit markets, as well as housing and construction-related markets in the U.S.  The same general economic concerns faced by us are also faced by our customers.  We believe that some of our customers are highly leveraged, have limited access to capital, and may be reliant on liquidity from global credit markets and other sources of external financing.  Lack of liquidity by our customers could impact our ability to collect amounts owed to us.  While we have taken steps to address these concerns through the implementation of our strategic plan, we are not immune to the pressures being faced by our industry or the global economy, and our results of operations may decline.

A change in our customer relationships or in the financial condition of our customers has had, and could have further, adverse effects on our business.

We have longstanding relationships with a number of large customers to whom we supply our products.  We do not have long-term agreements with these customers.  Our success is dependent, to a significant extent, upon the continued strength of these relationships and the growth of our core customers.  We often are unable to predict the level of demand for our products from these customers, or the timing of their orders.  In addition, the same economic conditions that adversely affect us also often adversely affect our customers.  In recent years, the demand environment has caused us to experience reduced demand.  As some of our customers are highly leveraged and have limited access to capital, their continued existence may be uncertain.  Furthermore, we are subject to a concentration of risk as the five largest customers together accounted for approximately 17% of our aggregate net sales and in recent years there have been customers who accounted individually for greater than 10% of our aggregate net sales.  The loss of a significant customer or unexpected delays in product purchases could further adversely affect our business and results of operations.

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

The acquisition of Walker in May 2012 increased our exposure to international sales and operations.  Our ability to manage our business and conduct operations internationally will require considerable management attention and resources and is subject to a number of risks, including the following:

•	challenges caused by distance, language and cultural differences and by doing business with foreign agencies and governments;

•	longer payment cycles in some countries;

•	uncertainty regarding liability for services and content;

•	credit risk and higher levels of payment fraud;

•	currency exchange rate fluctuations and our ability to manage these fluctuations;

•	foreign exchange controls that might prevent us from repatriating cash earned outside the U.S.;

•	import and export requirements that may prevent us from shipping products or providing services to a particular market and may increase our operating costs;

•	potentially adverse tax consequences;

•	higher costs associated with doing business internationally;

•	different expectations regarding working hours, work culture and work-related benefits; and

•	different employee/employer relationships and the existence of workers’ councils and labor unions.

Compliance with complex foreign and U.S. laws and regulations that apply to international operations may increase our cost of doing business and could expose us or our employees to fines, penalties and other liabilities.  These numerous and sometimes conflicting laws and regulations include import and export requirements, content requirements, trade restrictions, tax laws, environmental laws and regulations, sanctions, internal and disclosure control rules, data privacy requirements, labor relations laws, U.S. laws such as the Foreign Corrupt Practices Act and substantially equivalent local laws prohibiting corrupt payments to governmental officials and/or other foreign persons.  Although we have policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our officers, employees, contractors or agents will not violate our policies.  Any violation of the laws and regulations that apply to our operations and properties could result in, among other consequences, fines, environmental and other liabilities, criminal sanctions against us, our officers or our employees, prohibitions on our ability to offer our products and services to one or more countries and could also materially damage our reputation, our brand, our efforts to diversify our business, our ability to attract and retain employees, our business and our operating results.

Our technology and products may not achieve market acceptance or competing products could gain market share, which could adversely affect our competitive position.

We continue to optimize and expand our product offerings to meet our customer needs through our established brands, such as DuraPlate®, DuraPlateHD®, DuraPlate® XD-35®, DuraPlate Aeroskirt®, FreightPro®, ArcticLite®, Transcraft®, Eagle®, Benson®, Walker Stainless Equipment, Brenner® Tank, Garsite, Progress Tank, TST®, Bulk Tank International, and Extract Technology®.  While we target product development to meet customer needs, there is no assurance that our product development efforts will be embraced and that we will meet our sales projections.  Companies in the truck transportation industry, a very fluid industry in which our customers primarily operate, make frequent changes to maximize their operations and profits.

Over the past several years, we have seen a number of our competitors follow our leadership in the development and use of composite sidewalls that bring them into direct competition with our DuraPlate? products.  Our product development is focused on maintaining our leadership on these products but competitive pressures may erode our market share or margins.  We continue to take steps to protect our proprietary rights in our products.  However, the steps we have taken may not be sufficient or may not be enforced by a court of law.  If we are unable to protect our intellectual properties, other parties may attempt to copy or otherwise obtain or use our products or technology.  If competitors are able to use our technology, our ability to effectively compete could be harmed.  In addition, litigation related to intellectual property could result in substantial costs and efforts which may not result in a successful outcome.

Disruption of our manufacturing operations would have an adverse effect on our financial condition and results of operations.

We manufacture our products at two van trailer facilities in Lafayette, Indiana, a flatbed and dump-body trailer facility in Cadiz, Kentucky, a hardwood floor facility in Harrison, Arkansas, six liquid-transportation systems facilities in New Lisbon, Wisconsin; Fond du Lac, Wisconsin; Kansas City, Missouri; Kansas City, Kansas; Portland, Oregon; and Queretaro, Mexico and three engineered products facilities in New Lisbon, Wisconsin; Elroy, Wisconsin; and Huddersfield, United Kingdom.  An unexpected disruption in our production at any of these facilities for any length of time would have an adverse effect on our business, financial condition and results of operations.

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

As a manufacturer of products widely used in commerce, we are subject to product liability claims and litigation, as well as warranty claims.  From time to time claims may involve material amounts and novel legal theories, and any insurance we carry may not provide adequate coverage to insulate us from material liabilities for these claims.

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

An impairment in the carrying value of goodwill and other long-lived intangible assets could negatively affect our operating results.

We have a substantial amount of goodwill and purchased intangible assets on our balance sheet as a result of our recent acquisitions.  At December 31, 2013, approximately 90% of these long-lived intangible assets were concentrated in our Diversified Products segment and specifically related to the acquisitions of Walker and certain assets of Beall.  The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date.  The carrying value of other long-lived intangible assets represents the fair value of trademarks and trade names, customer relationships and technology as of the acquisition date.  Under generally accepted accounting principles, long-lived assets are required to be reviewed for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment.  If any business conditions or other factors cause profitability or cash flows to significantly decline, we may be required to record a non-cash impairment charge, which could adversely affect our operating results.  Events and conditions that could result in impairment include a prolonged period of global economic weakness, a further decline in economic conditions or a slow, weak economic recovery, sustained declines in the price of our common stock, adverse changes in the regulatory environment, adverse changes in the market share of our products, adverse changes in interest rates, or other factors leading to reductions in the long-term sales or profitability that we expect.  For example, during the fiscal year ended December 31, 2008, we recorded a $66 million non-cash goodwill impairment charge related to the 2006 acquisition of our platform trailer business and the 1998 acquisition of our wood product manufacturing operations.

The full utilization of our remaining U.S. federal income tax net operating loss carryforwards will significantly increase our cash tax payments and may adversely impact our ability to fund operations.

As of December 31, 2013, we had approximately $28 million of remaining U.S. Federal income tax net operating loss carryforwards, which will begin to expire in 2029 if unused, and which may be subject to other limitations under IRS rules.  We also have various multi-state income tax net operating loss carryforwards, which have been recorded as a deferred income tax asset, of approximately $8 million, before valuation allowances.  We also have various U.S. Federal income tax credit carryforwards which will expire beginning in 2023, if unused.  For 2014 we expect to fully utilize all of our remaining U.S. Federal income tax net operating loss carryforwards and credit carryforwards and, therefore, we do anticipate an increase in our cash tax payments in 2014 as compared to previous years which could limit the amount of liquidity available to fund working capital requirements and capital expenditure needs throughout 2014.

Our ability to fund operations is limited by our cash on hand and available borrowing capacity under our revolving credit facility.

We believe our liquidity, defined as cash on hand and available borrowing capacity, on December 31, 2013 of $254.3 million and our expected continued improvements in profitability will be more than adequate to fund working capital requirements and capital expenditures throughout 2014, which we expect to be a period of continued strong demand within the trailer manufacturing industry.  Furthermore, we continue to have the option, subject to certain conditions, to request an additional incremental increase to the total commitment of our revolving credit facility of $50 million.  Our liquidity position as of December 31, 2013 represented an increase of $30.0 million and $128.6 million from December 31, 2012 and 2011, respectively, which is reflective of the challenges we have had in recent years maintaining a strong liquidity position.  Our ability to fund our working capital needs and capital expenditures is limited by the net cash provided by operations, cash on hand and available borrowings under our revolving credit facility.  Declines in net cash provided by operations, increases in working capital requirements necessitated by an increased demand for our products and services, further decreases in the availability under the revolving credit facility or changes in the credit our suppliers provide to us, could rapidly exhaust our liquidity.

Risks Related to Our Indebtedness

Our levels of indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our debt agreements.

Our debt and debt service obligations increased significantly in 2012 as a result of the offering of our 3.375% Convertible Senior Notes Due 2018 (“Notes”) in April 2012, entering into the Term Loan Credit Agreement in May 2012, which was subsequently amended in May 2013, and the amendment and restatement of our revolving credit agreement.  As of December 31, 2013, and as a result of these events, we had approximately $396 million of indebtedness, including: $235 million secured, $150 million unsecured, approximately $8 million in capital lease obligations and approximately $2 million in an industrial revenue bond.  This level of debt could have significant consequences on our future operations, including, among others:

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

Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt.  We are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes.  Our Amended and Restated Revolving Credit Agreement restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facilities mature or are repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option.  If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.  In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our working capital.

Future sales of our common stock in the public market could lower the market price for our common stock.

In the future, we may sell additional shares of our common stock to raise capital.  In addition, a substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options and upon conversion of the Notes.  We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock.  The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

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

Our Term Loan Credit Agreement, as amended, and revolving credit facility contain restrictive covenants that, if breached, could limit our financial and operating flexibility and subject us to other risks.

Our Term Loan Credit Agreement, as amended, and revolving credit facility include certain financial covenants.  Breaching those financial covenants would trigger an event of default and our lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding and foreclose on the collateral.

These debt facilities contain customary covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets.  As required under our Term Loan Credit Agreement, as amended, we must maintain a maximum senior secured leverage ratio tested as of the last day of each fiscal quarter for the four consecutive fiscal quarters then ending of not more than (A) 4.5 to 1.0 through September 30, 2013, (B) 4.0 to 1.0 thereafter through September 30, 2015, and (C) 3.5 to 1.0 thereafter. In addition, under our revolving credit facility, we are required to maintain a minimum fixed charge coverage ratio of not less than 1.1 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Amended and Restated Revolving Credit Agreement is less than 12.5% of the total revolving commitment.  As of December 31, 2013, our senior secured leverage ratio was 0.9:1.0, and in compliance with all covenants under the Term Loan Credit Agreement, as amended.

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

As of December 31, 2013, we were in compliance with all covenants under both our Term Loan Credit Agreement, as amended, and our revolving credit facility.  Our ability to comply with the various financial covenants in the future may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM  2—PROPERTIES

Our main Lafayette, Indiana facility is a 1.2 million square foot facility that houses truck trailer and composite material production, tool and die operations, research laboratories and offices.  Our second Lafayette, Indiana facility is 0.8 million square feet and used primarily for the production of refrigerated van and liquid tank trailers.  In total, our main facilities have the capacity to produce approximately 80,000 van trailers annually on a three shift, five-day workweek schedule, depending on the mix of products.

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

Properties owned by Wabash are subject to security interests held by our lenders.  The following table provides information regarding our major facilities located in the United States, Mexico and United Kingdom:

Location	Owned or Leased	Description of Activities at Location	Segment
Ashland, Kentucky	Leased	Parts distribution	Retail
Baton Rouge, Louisiana	Leased	Service and parts distribution	Retail
Cadiz, Kentucky	Leased	Manufacturing, new trailers and parts distribution	Commercial Trailer Products and Retail
Chicago, Illinois	Leased	Service and parts distribution	Retail
Columbus, Ohio	Owned	New trailers, used trailers, service and parts distribution	Retail
Dallas, Texas	Owned	New trailers, used trailers, service and parts distribution	Retail
Denver, Colorado	Owned	New trailers, used trailers, service and parts distribution	Retail
Elroy, Wisconsin	Owned	Manufacturing	Diversified Products
Findlay, Ohio	Leased	Service and parts distribution	Diversified Products
Fond du Lac, Wisconsin	Owned	Manufacturing	Diversified Products
Fontana, California	Owned	New trailers, used trailers, service and parts distribution	Retail
Harrison, Arkansas	Owned	Manufacturing	Diversified Products
Houston, Texas	Leased	Service and parts distribution	Retail
Huddersfield, United Kingdom	Leased property/Owned building	Manufacturing	Diversified Products
Kansas City, Kansas	Leased	Manufacturing	Diversified Products
Kansas City, Missouri	Leased	Manufacturing	Diversified Products
Lafayette, Indiana	Owned	Corporate Headquarters, Manufacturing and used trailers	Commercial Trailer Products, Diversified Products and Retail
Mauston, Wisconsin	Leased	Service and parts distribution	Retail
Miami, Florida	Owned	New trailers, used trailers, service and parts distribution	Retail
New Lisbon, Wisconsin	Owned/Leased	Manufacturing	Diversified Products
Phoenix, Arizona	Owned	New trailers, used trailers, service and parts distribution	Retail
Smithton, Pennsylvania	Owned	New trailers, used trailers, service and parts distribution	Retail
Portland, Oregon	Owned/Leased	Manufacturing, new trailers, used trailers, service and parts distribution	Diversified Products and Retail
Queretaro, Mexico	Owned	Manufacturing	Diversified Products
Sacramento, California	Leased	New trailers, used trailers, service and parts distribution	Retail
San Antonio, Texas	Owned	New trailers, used trailers, service and parts distribution	Retail
Dunmore, Pennsylvania	Owned	New trailers, used trailers, service and parts distribution	Retail
Tavares, Florida	Leased	Manufacturing	Diversified Products
Waxahachie, Texas	Leased	Used trailers	Commercial Trailer Products
West Memphis, Arkansas	Leased	Service and parts distribution	Retail

ITEM  3—LEGAL PROCEEDINGS

We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, and are periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations"). As of December 31, 2013, we were named as a defendant or were otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

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

Based on our current knowledge, and taking into consideration litigation-related liabilities, we believe we are not a party to, nor is any of our properties the subject of, any pending legal proceeding or governmental examination other than the matters below, which are addressed individually, that could have a material adverse effect on our consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, in light of the uncertainties involved in such matters, the ultimate outcome of a particular matter could be material to our operating results for a particular period depending on, among other factors, the size of the loss or liability imposed and the level of our income for that period. Costs associated with the litigation and settlements of legal matters are reported within General and Administrative Expenses in the Consolidated Statements of Operations.

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

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil.   On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK.  The total ordered damages amount is approximately R$26.7 million (Brazilian Reais), which is approximately $11.4 million U.S. dollars using current exchange rates and exclusive of any potentially court-imposed interest, fees or inflation adjustments (which are currently estimated at a maximum of approximately $60 million, at current exchange rates, but may change with the passage of time and/or the discretion of the court at the time of final judgment in this matter).  Due, in part, to the amount and type of damages awarded by the Fourth Civil Court of Curitiba, Wabash immediately filed for clarification of the judgment.  The Fourth Civil Court has issued its clarification of judgment, leaving the underlying decision unchanged and referring the parties to the State of Paraná Court of Appeals for any further appeal of the decision.  As such, Wabash filed its notice of appeal with the Court of Appeals, as well as its initial appeal papers, on April 22, 2013.  The Court of Appeals has the authority to re-hear all facts presented to the lower court, as well as to reconsider the legal questions presented in the case, and to render a new judgment in the case without regard to the lower court’s findings.  As of this time, the appeal is pending, the full panel of appeal judges has not yet been assigned, and the parties have not made additional arguments before the Court of Appeals.  Pending outcome of this appeal process, the judgment is not enforceable by the plaintiff.  Any ruling from the Court of Appeals is not expected before the second quarter of 2014, and, accordingly, the judgment rendered by the lower court cannot be enforced prior to that time, and may be overturned or reduced as a result of this process.  The Company believes that the claims asserted by BK are without merit and it intends to continue to vigorously defend its position.  The Company has not recorded a charge with respect to this loss contingency as of December 31, 2013.  Furthermore, at this time, the Company does not have sufficient information to predict the ultimate outcome of the case and is unable to estimate the amount of any reasonable possible loss or range of loss that it may be required to pay at the conclusion of the case.  The Company will reassess the need for the recognition of a loss contingency upon official assignment of the case to a judging panel in the Court of Appeals, upon a decision to settle this case with the plaintiffs or an internal decision as to an amount that the Company would be willing to settle or upon the outcome of the appeals process.

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

Walker Acquisition

On May 8, 2012, we completed the Walker acquisition pursuant to the Purchase and Sale Agreement for $377.0 million in cash.  In connection with the Acquisition there is an outstanding claim of approximately $2.9 million for unpaid benefits owed by the Seller that is currently in dispute and that is not expected to have a material adverse effect on our financial condition or results of operations.

Environmental Disputes

Bulk Tank International, S. de R.L. de C.V. (“Bulk”), one of the Walker companies we acquired on May 8, 2012, entered into agreements in 2011 with the Mexican federal environmental agency, PROFEPA, and the applicable state environmental agency, PROPAEG, pursuant to PROFEPA’s and PROPAEG’s respective environmental audit programs to resolve noncompliance with federal and state environmental laws at Bulk’s Guanajuato facility (“Compliance Agreements”).  Bulk completed all required corrective actions and received a Certification of Clean Industry from PROPAEG, and is seeking the same certification from PROFEPA, which the Company expects it will receive following an audit and review to be conducted by PROFEPA in February 2014.    As a result, we do not expect that this matter will have a material adverse effect on our financial condition or results of operations.

In January 2012, we were noticed as a potentially responsible party (“PRP”) by the U.S. Environmental Protection Agency (“EPA”) and the Louisiana Department of Environmental Quality (“LDEQ”) pertaining to the Marine Shale Processors Site located in Amelia, Louisiana (“MSP Site”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and corresponding Louisiana statutes.  PRPs include current and former owners and operators of facilities at which hazardous substances were allegedly disposed.  The EPA’s allegation that we are a PRP arises out of one alleged shipment of waste to the MSP Site in 1992 from our branch facility in Dallas, Texas.  As such, the MSP Site PRP Group notified us in January 2012 that, as a result of a March 18, 2009 Cooperative Agreement for Site Investigation and Remediation entered into between the MSP Site PRP Group and the LDEQ, we were being offered a “De Minimis Cash-Out Settlement” to contribute to the remediation costs, which would remain open until February 29, 2012.  We chose not to enter into the settlement and have denied any liability.  In addition, we have requested that the MSP Site PRP Group remove us from the list of PRPs for the MSP Site, based upon the following facts.  We acquired this branch facility in 1997 – five years after the alleged shipment - as part of the assets we acquired out of the Fruehauf Trailer Corporation (“Fruehauf”) bankruptcy (Case No. 96-1563, United States Bankruptcy Court, District of Delaware (“Bankruptcy Court”)).  As part of the Asset Purchase Agreement regarding our purchase of assets from Fruehauf, we did not assume liability for “Off-Site Environmental Liabilities,” which are defined to include any environmental claims arising out of the treatment, storage, disposal or other disposition of any Hazardous Substance at any location other than any of the acquired locations/assets.  The Bankruptcy Court, in an Order dated May 26, 1999, also provided that, except for those certain specified liabilities assumed by us under the terms of the Asset Purchase Agreement, we shall not be subject to claims asserting successor liability.  The “no successor liability” language of the Asset Purchase Agreement and the Bankruptcy Court Order form the basis for our request that we be removed from the list of PRPs for the MSP Site.  The MSP Site PSP Group is currently considering our request, but has provided no timeline for a response.  However, the MSP Site PSP Group has agreed to indefinitely extend the time period by which we must respond to the De Minimis Cash-Out Settlement offer.  We do not expect that this proceeding will have a material adverse effect on its financial condition or results of operations.

In September 2003, we were noticed as a PRP by the EPA pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site (the “Superfund Site”) pursuant to CERCLA.  The EPA’s allegation that we were a PRP arises out of our acquisition of a former branch facility located approximately five miles from the original Superfund Site.  We acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002.  In June 2010, we were contacted by the Roosevelt Irrigation District (“RID”) informing us that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that we contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010. We initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from us.  If the settlement is approved by all parties, it will prevent any third party from successfully bringing claims against us for environmental contamination relating to this former branch property.  We have been awaiting approval from the ADEQ since the settlement was first proposed in July 2010.  Based on communications with the RID and ADEQ in December 2013, we do not expect to receive a response regarding the approval of the settlement from the ADEQ for, at least, several additional months.  Based upon our limited period of ownership of the former branch property, and the fact that we no longer own the former branch property, we do not anticipate that the ADEQ will reject the proposed settlement, but no assurance can be given at this time as to the ADEQ’s response to the settlement proposal.  The proposed settlement terms were accrued in 2010 and did not have a material adverse effect on our financial condition or results of operations, and we believe that any ongoing proceedings will not have a material adverse effect on our financial condition or results of operations.

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

ITEM 4—MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information Regarding our Common Stock

Our common stock is traded on the New York Stock Exchange (ticker symbol: WNC).  The number of record holders of our common stock at February 20, 2014 was 858.

We declared quarterly dividends of $0.045 per share on our common stock from the first quarter of 2005 through the third quarter of 2008.  In December 2008, we suspended the payment of our quarterly dividend due to the continued weak economic environment and the uncertainty as to the timing of a recovery as well as our effort to enhance liquidity.  No dividends on our common stock were declared or paid in 2013.  The reinstatement of quarterly cash dividends on our common stock will depend on our future earnings, capital availability, financial condition and the discretion of our Board of Directors.

Our Certificate of Incorporation, as amended and approved by our stockholders, authorizes shares of common stock, par value $0.01 per share, of 200 million shares and all classes of capital stock of 225 million shares, including 25 million shares of preferred stock, par value $0.01 per share.

High and low stock prices as reported on the New York Stock Exchange for the last two years were:

	High	Low
2012
First Quarter	$11.55	$7.82
Second Quarter	$10.38	$5.85
Third Quarter	$8.00	$5.65
Fourth Quarter	$9.41	$6.19
2013
First Quarter	$11.00	$9.02
Second Quarter	$10.81	$8.19
Third Quarter	$11.95	$9.42
Fourth Quarter	$12.91	$11.06

Performance Graph

The following graph shows a comparison of cumulative total returns for an investment in our common stock, the S&P 500 Composite Index and the Dow Jones Transportation Index.  It covers the period commencing December 31, 2008 and ending December 31, 2013.  The graph assumes that the value for the investment in our common stock and in each index was $100 on December 31, 2008.

Comparative of Cumulative Total Return
December 31, 2008 through December 31, 2013
among Wabash National Corporation, the S&P 500 Index
and the Dow Jones Transportation Index

ITEM 6—SELECTED FINANCIAL DATA

The following selected consolidated financial data with respect to Wabash National for each of the five years in the period ending December 31, 2013, have been derived from our consolidated financial statements.  The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
Statement of Comprehensive Income Data:
Net sales	$1,635,686	$1,461,854	$1,187,244	$640,372	$337,840
Cost of sales	1,420,563	1,298,031	1,120,524	612,289	360,750

Gross profit	$215,123	$163,823	$66,720	$28,083	$(22,910)

Selling, general and administrative expenses	89,263	68,340	43,975	40,545	40,209
Amortization of intangibles	21,786	10,590	2,955	2,955	2,955
Acquisition expenses	883	14,409	-	-	-

Income (Loss) from operations	$103,191	$70,484	$19,790	$(15,417)	$(66,074)

Interest expense	(26,308)	(21,724)	(4,136)	(4,140)	(4,379)
Increase in fair value of warrant	-	-	-	(121,587)	(33,447)
Loss on debt extinguishment	(1,889)	-	(668)	-	(303)
Other, net	2,629	(97)	227	(667)	(563)

Income (Loss) before income taxes	$77,623	$48,663	$15,213	$(141,811)	$(104,766)

Income tax (benefit) expense	31,094	(56,968)	171	(51)	(3,001)

Net income (loss)	$46,529	$105,631	$15,042	$(141,760)	$(101,765)

Preferred stock dividends and early extinguishment	-	-	-	25,454	3,320

Net income (loss) applicable to common stockholders	$46,529	$105,631	$15,042	$(167,214)	$(105,085)

Basic and diluted net income (loss) per common share	$0.67	$1.53	$0.22	$(3.36)	$(3.48)

Balance Sheet Data:
Working capital	$241,775	$221,402	$95,529	$61,427	$(34,927)
Total assets	$923,571	$902,626	$388,050	$302,834	$223,777
Total debt and capital leases	$370,595	$425,151	$69,821	$59,554	$33,243
Stockholders' equity	$322,379	$268,727	$146,346	$129,025	$53,485

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2013, and our capital resources and liquidity as of December 31, 2013.  Our discussion begins with our assessment of the condition of the North American trailer industry along with a summary of the actions we have taken to strengthen the Company.  We then analyze the results of our operations for the last three years, including the trends in the overall business and our operating segments, followed by a discussion of our cash flows and liquidity, capital markets events and transactions, our credit facility and contractual commitments.  We also provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements.  These are the critical accounting policies that affect the recognition and measurement of our transactions and the balances in our consolidated financial statements.  We conclude our MD&A with information on recent accounting pronouncements that we adopted during the year, if any, as well as those not yet adopted that may have an impact on our financial accounting practices.

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

Executive Summary

We were successful in delivering results for 2013 that we consider transformational and are record-setting in several aspects.  With a stable and healthy demand environment for trailers throughout 2013, as evidenced by our 46,800 new trailer shipments during the current year period, our healthy backlog of $711 million as of December 31, 2013, as well as a demand forecast by industry forecasters that remains healthy, we were successfully able to deliver margin improvement through improved product pricing and to recapture lost margins experienced during the previous downturn as well as improve productivity.  More specifically, according to most recent ACT estimates, total new trailer shipments in 2013 totaled approximately 240,000 trailers representing an increase of 1% as compared to the prior year, and representing the third consecutive year that total trailer demand exceeded normal replacement demand levels estimated to be between 175,000 trailers and 200,000 trailers.

In addition to our commitment to profitably grow our Commercial Trailer Products segment, our strategic initiatives included a focus on diversification efforts, both organic and strategic, through our Diversified Products segment to enhance our business model, strengthen our revenues and become a stronger company delivering greater value to our shareholders.  Organically, our focus is on profitably growing and diversifying by leveraging our existing assets, capabilities and technology, with our key focus being to successfully apply our industry leading and revolutionary DuraPlate® composite panel technology into higher margin products and markets and thereby provide customer solutions.  Strategically, our focus continues to be to evolve as a diversified industrial manufacturer, profitably growing and diversifying the products we offer, the customers and end markets we serve and strengthening our geographic presence.  The Walker acquisition and the acquisition of certain assets of Beall provided us the opportunity to move forward on this strategic initiative and our long-term plan to become a diversified industrial manufacturer.  Calendar year 2013 includes the first full year impact of the Walker acquisition which provided top-line growth, improved profitability and margin expansion while the purchase of certain assets of Beall provided us the opportunity to have one of the broadest product portfolios in the tank trailer industry with access to additional markets while also expanding our manufacturing footprint.  Our Diversified Products segment has now grown to represent 28% of our consolidated revenues and 54% of our gross profits for the current year period, significantly increasing this segment’s impact to our bottom line.

The outlook for the overall trailer market for 2014 continues to indicate a strong and stable demand environment.  In fact, the most recent estimates from industry forecasters, ACT and FTR Associates (“FTR”), indicate demand levels to be in excess of the estimated replacement demand levels in each of the years through 2018.  More specifically, ACT is currently estimating 2014 demand will increase to approximately 242,000, or 1% compared to the previous year period, with 2015 through 2018 industry demand levels ranging between 242,000 and 259,000 trailers, while FTR anticipates a 2% increase in trailer demand for 2014 to approximately 240,000 trailers.  This continued strong demand environment reinforces our belief that we are still in the early stages of a recovery in the trailer industry, and we believe we are well positioned to capitalize on the expected strong overall demand levels while also achieving continued margin growth through improvements in product pricing as well as operational excellence initiatives.

However, we are not relying solely on volume and product pricing within the trailer industry to improve operations and enhance profitability.  As noted above, through our Diversified Products segment, we remain committed to enhancing and diversifying our business model through the organic and strategic initiatives discussed previously.  Through this operating segment we offer a wide array of products and customer-specific solutions beyond those offered in our Commercial Trailer Products segment that we believe provide a good foundation for achieving these goals.  Continuing to identify attractive opportunities to leverage our core competencies, proprietary technology and core manufacturing expertise into new applications and end markets enables us to deliver greater value to our customers and shareholders.

Operating Performance

We measure our operating performance in six key areas – Safety, Quality, Delivery, Cost Reduction, Morale and Environment.  We maintain a continuous improvement mindset in each of these key performance areas.  Our objective of being better today than yesterday and better tomorrow than we are today is simple, straightforward and easily understood by all our associates.

•	Safety/Morale. The safety of our associates is a core company value. We continually focus on reducing the severity and frequency of workplace injuries to create a safe environment for our associates and minimize workers compensation costs. We believe that our improved environmental, health and safety management translates into higher labor productivity and lower costs as a result of less time away from work and improved system management. In 2012 and 2013, our manufacturing facilities at Brenner and Walker Stainless, respectively, won the Truck Trailer Manufacturer Association’s Plant Safety Award which recognizes the best safety record amongst the largest tank trailer companies in North America. Our focus on safety also extends beyond our facilities. We are a founding member of the Cargo Tank Risk Management Committee, a group dedicated to reducing the hazards faced by workers on and around cargo tanks.

•	Quality. We monitor product quality on a continual basis through a number of means for both internal and external performance as follows:

-	Internal performance. Our primary internal quality measurement is Process Yield. Process Yield is a performance metric that measures the impact of all aspects of the business on our ability to ship our products at the end of the production process. As with previous years, the expectations of the highest quality product continue to increase while maintaining Process Yield performance and reducing rework. In addition, we currently maintain an ISO 9001 registration of our Quality Management System at our Lafayette operations.

-	External performance. We actively track our warranty claims and costs to identify and drive improvement opportunities in quality and reliability. Early life cycle warranty claims for our van trailers are trended for performance monitoring. During the 2012 calendar year we modified our warranty reporting process to report warranty “units” per 100 trailers as opposed to warranty “claims.” The new unit based reporting process is a more rigorous approach to documenting failures. Early life cycle warranty units per 100 trailers shipped averaged approximately 3.6, 7.4 and 3.8 units per 100 trailers in 2013, 2012 and 2011, respectively. The substantial improvement in 2013 was driven by continuous improvement programs centered on process variation reduction, and responding to the input from our customers. These activities will continue to drive down our total warranty cost profile.

•	Delivery/Productivity. We measure productivity on many fronts. Some key indicators include production line cycle-time, man-hours per trailer and inventory levels. Improvements over the last several years in these areas have translated into significant improvements in our ability to better manage inventory flow and control costs. During the past several years, we focused on productivity enhancements within manufacturing assembly and sub-assembly areas through developing the capability for mixed model production. We also established a central warehousing and distribution center to improve material flow, inventory levels and inventory accuracy within our supply chain. The successful implementation of these productivity enhancements supported our ability to effectively manage the recent increases in trailer volumes as well as efficiently produce a wide range of products on fewer assembly lines.

•	Cost Reduction. We believe continuous improvement is a fundamental component of our operational excellence focus. Our continued focus on our balanced scorecard process has allowed us to improve all areas of manufacturing including safety, quality, on-time delivery, cost reduction, employee morale and environment. Utilizing continuous improvement and our balance scorecard process we have realized total cost per unit reductions by increased capacity utilization of all facilities while maintaining a lower level of fixed overhead. We also have a tank trailer manufacturing facility in Queretaro, Mexico that provides a low cost advantage for our tank trailer product line, and we recently expanded the paint capacity at our platform manufacturing facility in Cadiz, Kentucky, to allow for increased capacity and decreased per unit operating costs.

33

•
Environment.  We strive to manufacture products that are both socially responsible and environmentally sustainable.  We demonstrate our commitment to sustainability by maintaining ISO 14001 registration of our Environmental Management System at our Lafayette, Indiana facilities.  As one of the first trailer manufacturing operations in the world to be ISO 14001 registered, these facilities have also been awarded membership into the Indiana Department of Environmental Management’s Environmental Stewardship Program (“ESP”).  Both ISO 14001 and ESP require us to demonstrate quantifiable and third-party verified environmental improvements.  Through our facilities we have initiated employee-based recycling programs that reduce waste being sent to the landfill, have installed a fifty-five foot wind turbine to produce electricity and reduce our carbon emissions, and have restored a natural wildlife habitat to enhance the environment and protect native animals.  Our commitment to sustainable operations has also been demonstrated internationally by our Bulk Tank International facility being awarded the Clean Industry Certificate in 2013.

Industry Trends

Truck transportation in the U.S., according to the ATA, was estimated to be a $642 billion industry in 2012.  ATA estimates that approximately 69% of all freight tonnage is carried by trucks at some point during its shipment.  Trailer demand is a direct function of the amount of freight to be transported.  To monitor the state of the industry, we evaluate a number of indicators related to trailer manufacturing and the transportation industry.  Recent trends we have observed include the following:

•	Transportation / Trailer Cycle. Transportation in the U.S., including trucking, is a cyclical industry that has experienced three cycles over the last 20 years. The most recently completed cycle began in early 2001 when industry shipments totaled approximately 140,000, reached a peak in 2006 with shipments of approximately 280,000 and reached the bottom in 2009 with shipments of approximately 79,000 trailers. In each of these three U.S. economic downturns, the decline in freight tonnage preceded the general economic decline by approximately two and one-half years and its recovery has generally preceded that of the economy as a whole. The trailer industry generally follows the transportation industry cycles. After three consecutive years with total trailer demand well below normal replacement demand levels estimated to be between 175,000 trailers and 200,000 trailers, the three year period ending December 2013 represented years of significant improvement in which the total trailer market increased year-over-year approximately 67%, 13% and 1% for 2011, 2012 and 2013, respectively, with total shipments of approximately 210,000 and 237,000, and 239,000, respectively. As we enter the fifth year of an economic recovery, ACT is estimating demand within the trailer industry to increase in 2014 and 2015 to approximately 242,000 trailers and with forecasted demand to remain above 250,000 trailers in 2016 through 2018. Our view is generally consistent with that of ACT.

•	Age of Trailer Fleets. The average age of fleets has remained at historical highs over the past several years as fleets deferred on their capital investments during the most recent industry downturn. According to ACT, the average age of dry and refrigerated vans in 2013 was approximately 8 years and 6 years, respectively, as compared to 7 years and 5.5 years, respectively, in 2007. The increase in age of trailers suggests an increase in replacement demand over the next several years.

•	New Trailer Orders. According to ACT, total orders in 2013 were approximately 232,000 trailers, a slight decrease from approximately 239,000 trailers ordered in 2012. Total orders for the dry van segment, the largest within the trailer industry, were approximately 133,000, which were in line with dry vans ordered in 2012.

•	Transportation Regulations and Legislation. There are several different areas within both federal and state government regulations and legislation that are expected to have an impact on trailer demand, including:

-	The Federal Motor Carrier Safety Administration (the “FMCSA”) has recently taken steps to improve the overall truck safety standards, particularly by implementing the Compliance, Safety, and Accountability (“CSA”) program. CSA is considered a comprehensive driver and fleet rating system that measures both the freight carriers and drivers on several safety related criteria, including driver safety, equipment maintenance and overall condition of trailers. This system drives increased awareness and action by carriers since enforcement actions were targeted and implemented beginning in June 2011. CSA is generally believed to have contributed to the tightening of the supply of drivers and capacity in 2011 and 2012 as carriers took measures to improve their rating.

-	The FMCSA issued a final rule in December 2011 on its revised proposal for rule changes in regard to truck driver hours-of-service rules. The new rule changes include reductions in total driver hours from 82 hours per week to 70 hours and retains the per day limit of 11 hours. The rule, which went into effect in July 2013, also requires alterations to the required rest period that drivers must follow. Though this proposal has been met with strong opposition, particularly by the ATA, current estimates indicate these actions could lead to productivity losses ranging from approximately 3% to 5%. We believe this ruling will increase the general need for equipment and increases the potential that a carrier’s drop-and-hook activities will increase and, therefore, will require a higher ratio of trailer to trucks across the industry.

-	The FMCSA also issued in January 2011 a proposed rule change requiring the installation and use of Electronic On-Board Recorders for over-the-road trucks and buses that would be used to monitor and enforce the driver hours-of-service rules. The proposed rule was rejected by the U.S. Circuit Court of Appeals in September 2011 and the FMCSA is working on a revised rule to meet the October 2013 deadline. The agency indicated in October 2012 it will release a new proposal for the mandate by March 2013.

-	The California Air Resource Board (CARB) regulations mandate that refrigeration units older than 7 years may no longer operate in California. As refrigeration units become obsolete, capacity in the refrigerated segment will tighten and the increase in demand for new refrigerated trailers is likely. CARB regulations also mandate fuel efficiency improvements on all fleets operating in California for which our DuraPlate® AeroSkirt® provides a durable, aerodynamic side panel solution that yields the improved fuel efficiencies required by these regulations.

•	Other Developments. Other developments and potential impacts on the industry include:

-	While we believe the need for trailer equipment will be positively impacted by the legislative and regulatory changes addressed above, these demand drivers could be offset by factors that contribute to the increased concentration and density of loads, including the miniaturization of electronic products and packaging optimization of bulk goods. Increases in load concentration or density could contribute to decreased need or demand for dry van trailers.

-	Trucking company profitability, which can be influenced by factors such as fuel prices, freight tonnage volumes, and government regulations, is highly correlated with the overall economy of the U.S. Carrier profitability significantly impacts demand for, and the financial ability to purchase, new trailers.

-	Although truck driver shortages have not been a significant problem in the past year, constraints are expected to exacerbate as fleet equipment utilization increases due to new government regulations. As a result, trucking companies are under increased pressure to look for alternative ways to move freight, leading to more intermodal freight movement. We believe that railroads are at or near capacity, which will limit their ability to respond to freight demand pressures. Therefore, we expect that the majority of freight will continue to be moved by truck and, according to ATA, overall truck activity as a percentage of the total freight industry is expected to increase throughout the next decade.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	86.8	88.8	94.4
Gross profit	13.2	11.2	5.6

General and administrative expenses	3.6	3.1	2.6
Selling expenses	1.9	1.6	1.1
Amortization of intangibles	1.3	0.7	0.2
Acquisition expenses	0.1	1.0	-
Income from operations	6.3	4.8	1.7

Interest expense	(1.6)	(1.5)	(0.3)
Loss on debt extinguishment	(0.1)	-	(0.1)
Other, net	0.1	-	-
Income before income taxes	4.7	3.3	1.3

Income tax expense (benefit)	1.9	(3.9)	-
Net income	2.8%	7.2%	1.3%

2013 Compared to 2012

Net Sales

Net sales in 2013 increased $173.8 million, or 11.9%, compared to the 2012 period.  By business segment, net external sales and related units sold were as follows (dollars in millions):

	Year Ended December 31,
			Change
	2013	2012	$	%
Sales by Segment
Commercial Trailer Products	$1,009.5	$993.9	$15.6	1.6
Diversified Products	446.0	311.0	135.0	43.4
Retail	180.2	157.0	23.2	14.8
Total	$1,635.7	$1,461.9	$173.8	11.9

New Trailers	(units)
Commercial Trailer Products	40,800	40,800	-	-
Diversified Products	3,000	2,000	1,000	50.0
Retail	3,000	2,800	200	7.1
Total	46,800	45,600	1,200	2.6

Used Trailers	(units)
Commercial Trailer Products	4,300	3,100	1,200	38.7
Diversified Products	100	100	-	-
Retail	1,300	1,600	(300)	(18.8)
Total	5,700	4,800	900	18.8

Commercial Trailer Products segment sales were $1.0 billion in 2013, up $15.6 million, or 1.6%, compared to 2012.  New trailer shipments in 2013 of $959.1 million and 40,800 trailers were consistent with the previous year period as the increase in segment sales was primarily the result of a $9.9 million, or 42.1%, increase in used trailer sales as compared to the prior year period as approximately 4,300 trailers shipped in 2013 compared to 3,100 trailers shipped in the prior year period.  Parts sales increased by approximately $5.1 million, or 218.0%, as compared to the prior year.  New trailer sales in 2013 were in line with 2012.

Diversified Products segment sales were $446.0 million in 2013, up $135.0 million, or 43.4%, compared to 2012.  The increase in sales is primarily due to the acquisitions of Walker and certain assets of Beall, which contributed $128.1 million more in sales during the current year compared to the prior year.  We continue to gain positive momentum in our efforts to diversify our business and increase our market penetration and overall acceptance of our product offerings.

Retail segment sales were $180.2 million in 2013, up $23.2 million, or 14.8%, compared to the prior year period.  This increase in sales was partly due to the addition of six tank trailer parts and service locations as a result of the Walker acquisition, generating $11.8 million more in sales during the current year as compared to the prior year.  Excluding the parts and service locations acquired from Walker, Retail segment sales were $149.0 million, an increase of 8.2%, as compared to the prior year.  New trailer sales increased $9.5 million, or 12.9%, as approximately 200 additional units were shipped during the current year as compared to the prior year period.  Parts and service sales were up $7.0 million, or 15.2%.  Used trailer sales decreased $1.9 million, or 13.2%, primarily due to an 18.8% decrease in shipments compared to the prior year period.

Cost of Sales

Cost of sales for 2013 was $1.4 billion, an increase of $122.5 million, or 9.4%, compared to 2012.  As a percentage of net sales, cost of sales was 86.8% for 2013 compared to 88.8% for 2012.

Commercial Trailer Products segment cost of sales, as detailed in the following table, was $932.2 million for 2013, an increase of $8.0 million, or 0.9%, compared to 2012.  As a percentage of net sales, cost of sales was 92.3% for 2013 compared to 93.0% in the prior year period.

	Year Ended December 31,
Commercial Trailer Products Segment	2013		2012
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$741.8	73.5%	$740.2	74.5%
Other Manufacturing Costs	190.4	18.8%	184.0	18.5%
	$932.2	92.3%	$924.2	93.0%

Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.  Material costs were 73.5% of net sales in 2013 compared to 74.5% for the prior year.  The 1.0% decrease was primarily driven by increases in average selling prices for new trailers as raw material, commodity and component costs remained relatively consistent, and the increase was also partially driven by favorable customer and product mix.  Other manufacturing costs increased $6.4 million in the current year as compared to the prior year resulting from higher variable costs related to the increase in new trailer production volumes.  As a percentage of sales, other manufacturing costs increased slightly from 18.5% in the prior year to 18.8% in 2013.

Diversified Products segment cost of sales was $330.9 million in 2013, an increase of $97.9 million, or 42.0%, compared to 2012 primarily resulting from the acquisitions of Walker and certain assets of Beall.  As a percentage of net sales prior to the elimination of intersegment sales, cost of sales was 77.1% in 2013 compared to 78.1% in 2012.  The 1.0% decrease as a percentage of net sales was primarily the result of an increased percentage of net sales from our higher-margined product lines as compared to the previous year.

Retail segment cost of sales was $160.0 million in 2013, an increase of $19.8 million, or 14.1%, compared to 2012.  The increase in cost of sales was primarily due to the addition of six tank trailer parts and service locations from the Walker acquisition, which added $9.0 million more in cost of sales during the current year as compared to the prior year, as well as an increase in new trailer shipments.  As a percentage of net sales, cost of sales was 88.8% in 2013 compared to 89.3% in 2012.  This improvement as a percentage of net sales was primarily the result of product mix as an increased percentage of net sales were from the higher margin parts and service product line for the 2013 period as compared to the prior year.

Gross Profit

Gross profit was $215.1 million in 2013, an improvement of $51.3 million, or 31.3%, from the prior year period.  Gross profit as a percent of sales was 13.2% for 2013 compared to 11.2% for 2012.  Gross profit by segment was as follows (in millions):

	Year Ended December 31,
			Change
	2013	2012	$	%
Gross Profit by Segment:
Commercial Trailer Products	$77.3	$69.6	$7.7	11.1
Diversified Products	115.1	78.0	37.1	47.6
Retail	20.1	16.8	3.3	19.6
Corporate and Eliminations	2.6	(0.6)	3.2
Total	$215.1	$163.8	$51.3	31.3

Commercial Trailer Products segment gross profit was $77.3 million for 2013 compared to $69.6 million in the prior year period.  Gross profit, prior to the elimination of intersegment sales, as a percentage of sales was 7.2% for 2013 as compared to 6.6% for the prior year period.  The increase in gross profit as a percentage of net sales was primarily driven by improved pricing necessary to recapture lost margins.

Diversified Products segment gross profit was $115.1 million for 2013 compared to $78.0 million for the prior year period.  The increase in gross profit was due primarily to the acquisition of Walker.  Gross profit, prior to the elimination of intersegment sales, as a percentage of sales was 22.9% in 2013 compared to 21.9% in 2012.  The 1.0% increase as a percentage of net sales was largely the result of the inclusion of Walker for the entire year of 2013, as well as improved customer and product mix for our composite product offerings as compared to the prior year.

Retail segment gross profit was $20.1 million for 2013, an increase of $3.3 million compared to 2012.  Gross profit, prior to the elimination of intersegment sales, as a percentage of sales for 2013 was 11.1% compared to 10.6% for the prior year period.  As compared to the prior year period, the 19.6% increase in gross profit is primarily due to a 22.7% increase in parts and service sales and a 12.9% increase in new trailer sales.  In addition, gross profit as a percentage of sales increased 0.5% due to increased sales from our higher-margined product lines as compared to the previous year.

General and Administrative Expenses

General and administrative expenses of $58.7 million for 2013 increased $13.9 million, or 31.1%, from the prior year.  The increase was largely due to the inclusion of a full year of expenses of Walker, which added expenses of approximately $13.7 million during the current year period as compared to approximately $9.9 million in the prior year, and the inclusion of expenses of Beall since February 4, 2013, the date of acquisition.  In addition, employee related costs, excluding Walker and Beall, increased $5.3 million in the current year period due to higher salaries and other employee related costs, including employee incentive programs.  The remainder of the increase is primarily attributable to higher outside professional fees and technology costs.  As a percentage of sales, general and administrative expenses increased to 3.6% for the current year as compared to 3.1% for the prior year period.

Selling Expenses

Selling expenses were $30.6 million for 2013, an increase of $7.0 million, or 29.7%, compared to the prior year, primarily due to the inclusion of a full year of selling expenses of Walker, which added expenses of approximately $14.1 million during the current year as compared to approximately $9.2 million in the prior year and the inclusion of selling expenses of Beall since February 4, 2013, the date of acquisition.  In addition, employee related costs, excluding Walker and Beall, increased $1.6 million in the current year due to employee incentive programs.  As a percentage of net sales, selling expenses were 1.9% for 2013 compared to 1.6% for the prior year.

Amortization of Intangibles

Amortization of intangibles was $21.8 million for 2013, an increase of $11.2 million, or 105.7%, as compared to the prior year due to amortization expense recognized for intangible assets recorded from the acquisitions of Walker and certain assets of Beall.

Acquisition Expenses

Acquisition expenses totaling $0.9 million for 2013 represent acquisition related costs incurred in connection with the acquisitions of Walker and certain assets of Beall.

Other Income (Expense)

Interest expense for 2013 totaled $26.3 million, an increase of $4.6 million from the prior year, primarily due to interest and non-cash accretion charges related to our Convertible Senior Notes and Term Loan Credit Agreement, as amended, entered into in connection with the Walker acquisition.

Loss on debt extinguishment represents the write-off of debt issuance costs recognized in connection with the amendment to our Term Loan Credit Agreement and $60 million of voluntary principal payments made on our Term Loan Credit Agreement during 2013.

Other, net for 2013 includes interest income of $2.1 million primarily due to the recovery of interest on past due accounts receivable.

Income Taxes

We recognized income tax expense of $31.1 million in 2013 compared to a benefit of $57.0 million in the prior year.  The effective tax rate for 2013 was 40.1%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes.  During the fourth quarter of 2012, we released $59.9 million of valuation allowance against our net deferred tax assets.  Therefore, income tax expense for 2012 reflected the utilization of valuation allowance for federal, state and local income taxes resulting in an effective tax rate less than the U.S. Federal statutory rate of 35%.  As of December 31, 2013, we had an estimated $28 million of remaining U.S. Federal income tax net operating loss carryforwards, which will begin to expire in 2029 if unused, and which may be subject to other limitations under IRS rules.  We also have various multi-state income tax net operating loss carryforwards, which have been recorded as a deferred income tax asset, of approximately $8 million, before valuation allowances.  We also have various U.S. Federal income tax credit carryforwards which will expire beginning in 2023, if unused.  For 2014 we estimate our effective tax rate to be approximately forty percent and as our remaining income tax net operating loss carryforwards are fully utilized, we anticipate an increase in our cash tax payments in 2014 as compared to 2013.  Cash taxes paid in 2013 were approximately $0.9 million.

2012 Compared to 2011

Net Sales

Net sales in 2012 were $1.5 billion, an increase of $274.7 million, or 23.1%, compared to 2011.  By operating segment, net external sales and related trailers sold were as follows (dollars in millions):

	Year Ended December 31,
			Change
	2012	2011	$	%
Sales by Segment
Commercial Trailer Products	$993.9	$1,010.1	$(16.2)	(1.6)
Diversified Products	311.0	52.0	259.0	498.1
Retail	157.0	125.1	31.9	25.5
Total	$1,461.9	$1,187.2	$274.7	23.1

New Trailers	(units)
Commercial Trailer Products	40,800	44,800	(4,000)	(8.9)
Diversified Products	2,000	-	2,000	-
Retail	2,800	2,800	-	-
Total	45,600	47,600	(2,000)	(4.2)

Used Trailers	(units)
Commercial Trailer Products	3,100	2,100	1,000	47.6
Diversified Products	100	-	100	-
Retail	1,600	1,600	-	-
Total	4,800	3,700	1,100	29.7

Commercial Trailer Products segment sales were $993.9 million for 2012, a decrease of $16.2 million, or 1.6%, compared to 2011.  This decrease in sales was primarily driven by an 8.9% reduction in new trailer shipments for 2012 compared to the prior year.  However, consistent with our efforts to recover material cost increases and recapture lost margin through improved pricing, this decrease in unit volume was offset by a 7.0% increase in average selling prices as compared to the previous year.  Used trailer sales increased $10.1 million, or 75.8% as a result of a 47.6% increase in shipments resulting from continued strong market demand and a 15.4% increase in average selling prices as compared to the previous year period due to customer and product mix.

Diversified Products segment sales, net of intersegment sales, were $311.0 million for 2012, up $259.0 million, or 498.1%, compared to 2011.  The increase in sales was primarily due to the acquisition of Walker, which contributed net sales of $250.8 million since the date of acquisition.  Excluding Walker, Diversified Products segment sales were $60.2 million, an increase of $8.1 million, or 15.6%, as compared to the prior year as a result of increased demand across many of our product offerings and new business opportunities identified as we continued to gain momentum in our efforts to diversify our business, increase our market penetration and gain overall acceptance of our product offerings.

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

	Year Ended December 31,
Commercial Trailer Products Segment	2012		2011
	(dollars in millions)
		% of Net		% of Net
		Sales		Sales
Material Costs	$740.2	74.5%	$789.9	78.2%
Other Manufacturing Costs	184.0	18.5%	181.8	18.0%
	$924.2	93.0%	$971.7	96.2%

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

Retail segment cost of sales was $140.3 million in 2012, an increase of $25.1 million, or 21.8%, compared to 2011.  As a percentage of net sales, cost of sales was 89.3% in 2012 compared to 92.1% in 2011.  The increase in cost of sales was due to the addition of six tank trailer parts and service locations from the Walker acquisition.  The improvement in cost of sales as a percentage of net sales was primarily the result of product mix as an increased percentage of sales were from our higher margin parts and service product line in 2012 as compared to 2011.

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

Other Income (Expense)

Interest expense for 2012 totaled $21.7 million, an increase of $17.6 million, compared to the prior year period, primarily due to interest and non-cash accretion charges of $3.0 million related to our Convertible Senior Notes and Term Loan Credit Agreement, as amended, entered into in connection with the Walker acquisition.

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

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of debt and equity.  As of December 31, 2013, our debt to equity ratio was approximately 1.1:1.0.  Our long-term objective is to generate operating cash flows sufficient to fund normal working capital requirements, to fund capital expenditures and to be positioned to take advantage of market opportunities including the ability to improve our capital structure through debt repayments.  For 2014, we expect to fund operations, working capital requirements and capital expenditures through cash flows from operations as well as available borrowings under our existing Credit Agreement.

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

The Notes are convertible by their holders into cash, shares of our common stock or any combination thereof at our election, at an initial conversion rate of 85.4372 shares of our common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events as described in the indenture for the Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date.

It is our intent to settle conversions through a net share settlement, which involves repayment of cash for the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion.  We used the net proceeds of approximately $145.1 million from the sale of the Notes to fund a portion of the purchase price of the Walker acquisition.

We account separately for the liability and equity components of the Notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion.  The guidance required the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature.  We determined that senior, unsecured corporate bonds traded on the market represent a similar liability to the convertible senior notes without the conversion option.  Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, we estimated the implied interest rate of the Notes to be 7.0%, assuming no conversion option.  Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs.  The estimated implied interest rate was applied to the Notes, which resulted in a fair value of the liability component of $123.8 million upon issuance, calculated as the present value of implied future payments based on the $150.0 million aggregate principal amount.  The $21.7 million difference between the cash proceeds before offering expenses of $145.5 million and the estimated fair value of the liability component was recorded in additional paid-in capital.  The discount on the liability portion of the Notes is being amortized.

Revolving Credit Agreement

On May 8, 2012, in connection with the completion of the Walker acquisition and entering into the Term Loan Credit Agreement, we repaid approximately $51 million of borrowings under our then-existing senior secured revolving credit facility, dated June 28, 2011, and entered into an amendment and restatement of that credit agreement among us, certain of our subsidiaries (collectively, the “Borrowers”), Wells Fargo Capital Finance, LLC, as joint lead arranger, joint bookrunner and administrative agent (the “Revolver Agent”), RBS Citizens Business Capital, a division of RBS Citizens, N.A., as joint lead arranger, joint bookrunner and syndication agent, and the other lenders named therein, as amended (the “Amended and Restated Revolving Credit Agreement”).  Also on May 8, 2012, certain of our subsidiaries (the “Revolver Guarantors”) entered into a general continuing guarantee of the Borrowers’ obligations under the Amended and Restated Revolving Credit Agreement in favor of the lenders (the “Revolver Guarantee”).

The Amended and Restated Revolving Credit Agreement is guaranteed by the Revolver Guarantors and is secured by (i) first priority security interests (subject only to customary permitted liens and certain other permitted liens) in substantially all personal property of the Borrowers and the Revolver Guarantors, consisting of accounts receivable, inventory, cash, deposit and securities accounts and any cash or other assets in such accounts and, to the extent evidencing or otherwise related to such property, all general intangibles, licenses, intercompany debt, letter of credit rights, commercial tort claims, chattel paper, instruments, supporting obligations, documents and payment intangibles (collectively, the “Revolver Priority Collateral”), and (ii) second-priority liens on and security interests in (subject only to the liens securing the Term Loan Credit Agreement, as amended, customary permitted liens and certain other permitted liens) (A) equity interests of each direct subsidiary held by the Borrower and each Revolving Guarantor (subject to customary limitations in the case of the equity of foreign subsidiaries), and (B) substantially all other tangible and intangible assets of the Borrowers and the Revolving Guarantors including equipment, general intangibles, intercompany notes, insurance policies, investment property, intellectual property and material owned real property (in each case, except to the extent constituting Revolver Priority Collateral) (collectively, the “Term Priority Collateral”).  The respective priorities of the security interests securing the Amended and Restated Revolving Credit Agreement and the Term Loan Credit Agreement, as amended, are governed by an Intercreditor Agreement, dated May 8, 2012, between the Revolver Agent and the Term Agent (as defined below) (the “Intercreditor Agreement”).  The Amended and Restated Revolving Credit Agreement has a scheduled maturity date of May 8, 2017.

Under the Amended and Restated Revolving Credit Agreement, the lenders agree to make available to us a $150 million revolving credit facility.  We have the option to increase the total commitment under the facility to $200 million, subject to certain conditions, including (i) obtaining commitments from any one or more lenders, whether or not currently party to the Amended and Restated Revolving Credit Agreement, to provide such increased amounts and (ii) the available amount of increases to the facility being reduced by the amount of any incremental loans advanced under the Term Loan Credit Agreement, as amended, in excess of $25 million.  Availability under the Amended and Restated Revolving Credit Agreement will be based upon monthly (or more frequent under certain circumstances) borrowing base certifications of the Borrowers’ eligible inventory and eligible accounts receivable, and will be reduced by certain reserves in effect from time to time. Subject to availability, the Amended and Restated Revolving Credit Agreement provides for a letter of credit subfacility in an amount not in excess of $15 million, and allows for swingline loans in an amount not in excess of $10 million. Outstanding borrowings under the Amended and Restated Revolving Credit Agreement will bear interest at a rate, at the Borrowers’ election, equal to (i) LIBOR plus a margin ranging from 1.75% to 2.25% or (ii) a base rate plus a margin ranging from 0.75% to 1.25%, in each case depending upon the monthly average excess availability under the revolving loan facility.  The Borrowers are required to pay a monthly unused line fee equal to 0.375% times the average daily unused availability along with other customary fees and expenses of the Revolver Agent and the lenders.

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

As of December 31, 2013, we were in compliance with all covenants of the Amended and Restated Revolving Credit Agreement.

Term Loan Credit Agreement and Related Amendment

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

The Term Loan Credit Agreement, as amended, is guaranteed by the Term Guarantors and is secured by (i) first-priority liens on and security interests in the Term Priority Collateral, and (ii) second-priority security interests in the Revolver Priority Collateral.  In addition, the Amendment amended the Term Loan Credit Agreement, by among other things, removing the covenant that we be required to maintain a minimum interest coverage ratio, and providing for a 1% prepayment premium in the event that we enter into a refinancing of, or amendment in respect of, the Tranche B-1 Loans on or prior to the first anniversary of the effective date of the Amendment that, in either case, results in the all-in yield of such refinancing or amendment being less than the all-in yield on the Tranche B-1 Loans.  As amended, the Term Loan Credit Agreement will continue to require us to maintain a maximum senior secured leverage ratio tested as of the last day of each fiscal quarter for the four consecutive fiscal quarters then ending of not more than (A) 4.5 to 1.0 through September 30, 2013, (B) 4.0 to 1.0 thereafter through September 30, 2015, and (C) 3.5 to 1.0 thereafter.  The Term Loan Credit Agreement, as amended, also contains conditions providing for either voluntary or mandatory prepayments.  Conditions for mandatory prepayments include but are not limited to asset sales with proceeds in excess of $1 million and the amount of excess cash flows, as defined in the Term Loan Credit Agreement, as amended, to be calculated annually with the delivery of financial statements beginning with the fiscal year ending December 31, 2012.

The Term Loan Credit Agreement, as amended, contains customary covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets.

Subject to the terms of the Intercreditor Agreement, if the covenants under the Term Loan Credit Agreement, as amended, are breached, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral.  Other customary events of default in the Term Loan Credit Agreement, as amended, include, without limitation, failure to pay obligations when due, initiation of insolvency proceedings, defaults on certain other indebtedness, and the incurrence of certain judgments that are not stayed, satisfied, bonded or discharged within 60 days.

As of December 31, 2013, our senior secured leverage ratio was 0.9:1.0, and we were in compliance with all covenants under the Amendment.

For the years ended December 31, 2013 and 2012, we paid interest of $14.9 million and $10.9 million, respectively, and principal of $62.8 million and $2.3 million, respectively, under the Term Loan Credit Agreement and related Amendment.  As of December 31, 2013, we had $234.9 million outstanding under the Term Loan Credit agreement, as amended, of which $2.8 million was classified as current on our Consolidated Balance Sheet.  In connection with the closing of the Term Loan Credit Agreement in May 2012 and related Amendment in April 2013, we paid a total of $8.5 million in original issuance discount fees which will be amortized over the life of the facility using the effective interest rate method.  For the years ended December 31, 2013 and 2012, we charged $0.9 million and $0.6 million, respectively, of amortization for original issuance discount fees as Interest Expense in the Consolidated Statements of Operations.  Additionally, for the year ended December 31, 2013, we have charged $1.4 million of accelerated amortization in connection with $60 million of voluntary principal payments made on our Term Loan Credit Agreement, as amended, as Loss on debt extinguishment in the Consolidated Statements of Operations.

Cash Flow

Cash provided by operating activities for 2013 totaled $128.7 million, compared to $76.0 million in 2012.  The cash provided by operations during the current year period was the result of net income adjusted for various non-cash activities, including depreciation, amortization, deferred taxes, stock-based compensation, accretion of debt discount, and loss on debt extinguishment of $129.1 million, partially offset by a $0.4 million increase in our working capital.  Changes in key working capital accounts for 2013, 2012 and 2011 are summarized below (in millions):

				Change
Source (Use) of cash:	2013	2012	2011	2013	2012
Accounts receivable	$(23.7)	$1.2	$(14.4)	$(24.9)	$15.6
Inventories	6.3	41.7	(78.7)	(35.4)	120.4
Accounts payable and accrued liabilities	18.1	(46.8)	57.0	64.9	(103.8)
Net source (use) of cash	$0.7	$(3.9)	$(36.1)	$4.6	$32.2

Accounts receivable increased by $23.7 million in 2013 as compared to a decrease of $1.2 million in the prior year period.  Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, increased to approximately 24 days as of December 31, 2013, compared to 21 days in 2012.  The increase in accounts receivable for 2013 was primarily the result of the timing of shipments and an 11.9% increase in our consolidated net sales compared to the prior year.  Inventory decreased by $6.3 million during 2013 as compared to a decrease of $41.7 million in 2012.  The decrease in inventory for the 2013 period was primarily due to lower raw materials and work in process inventories at December 31, 2013.  Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year was approximately 6 times in 2013 compared to approximately 7 times in 2012.  Accounts payable and accrued liabilities increased by $18.1 million in 2013 compared to a decrease of $46.8 million for 2012.  The increase in 2013 was primarily due to timing of production as compared to the previous year.  Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 25 days in 2013 and 22 days for the 2012 period.

Investing activities used $31.5 million during 2013 compared to $380.8 million used in 2012.  Cash used in investing activities in 2013 was primarily related to the acquisition of certain assets of Beall completed in the first quarter for $13.9 million.  The current period also includes capital expenditures totaling $18.4 million to support growth and improvement initiatives at our facilities.  Cash used for investing activities in 2012 was primarily related to the Walker acquisition for $364.0 million, net of cash acquired, and other acquisition related costs.

Financing activities used $65.3 million during 2013 primarily due to principal payments under our term loan credit facility of approximately $62.8 million.  Financing activities provided $366.3 million during 2012 as a result of the issuance of our Convertible Senior Notes and borrowings under our Term Loan Credit Agreement, as amended, which provided net proceeds before offering expenses of approximately $145.5 million and $292.5 million, respectively.  The net proceeds received were used to fund the purchase price of the Walker acquisition as well as related fees and expenses incurred as part of this transaction.

As of December 31, 2013, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $254.3 million, representing an increase of $30.0 million from December 31, 2012.  Total debt and capital lease obligations amounted to $370.6 million as of December 31, 2013.  As we continue to see improvements in the overall trailer industry, as well as our operating performance metrics, we believe our liquidity is adequate to fund operations, working capital needs and capital expenditures for 2014.

Capital Expenditures

Capital spending amounted to approximately $18.4 million for 2013 and is anticipated to be approximately $20 million for 2014.  Capital spending for 2013 was primarily utilized to support growth and improvement initiatives within our facilities.

Off-Balance Sheet Transactions

As of December 31, 2013, we had approximately $8.2 million in operating lease commitments.  We did not enter into any material off-balance sheet debt or operating lease transactions during the year.

Outlook

The demand environment for trailers remained healthy throughout 2013, as evidenced by our strong and stable backlog, a trailer demand forecast by industry forecasters above replacement demand levels for the next several years and our ability to increase prices to improve and recapture lost margins.  Recent estimates from industry analysts, ACT Research Company (“ACT”) and FTR Associates (“FTR”), forecast strong demand levels in 2014 and beyond, with ACT currently estimating demand to be approximately 242,000 trailers for 2014, representing a slight increase of 1% as compared to 2013, and forecasting continued strong demand levels into the foreseeable future with estimated annual average demand for the four year period ending 2018 in excess of 252,000 new trailers.  FTR anticipates new trailer demand to be approximately 238,000 new trailers in 2014, representing an increase of 2% as compared to 2013 while projecting a decrease in 2015 with demand totaling 215,000 trailers.  Nevertheless, there remain downside concerns relating to issues with the global economy, unemployment, and housing and construction-related markets in the U.S.

Other challenges we face as we proceed into 2014 will primarily relate to managing raw material commodity and component costs.  While most commodity costs have recently stabilized, raw material costs remain volatile.  As has been our policy, we will endeavor to pass along raw material and component price increases to our customers in addition to continuing our hedging activities in an effort to minimize the risk of changes in commodity prices having a significant impact on our operating results.

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

Based on the published industry demand forecasts, customer feedback regarding their current requirements, our existing backlog of orders and our continued efforts to be selective in our order acceptance to ensure we obtain appropriate value for our products, we estimate that for the full year 2014 total new trailers sold will be between 47,000 and 50,000, which reflects volumes slightly stronger than 2013 demand levels.  As a result of our commitment to recapture margins within our Commercial Trailer Products segment, our expectation for growth in trailer volumes is similar to the expected industry growth rate, and we have already begun to realize the improvements in pricing and gross margins and we expect continued improvements during 2014.

We are not relying solely on volume and price recovery within the trailer industry to improve operations and enhance our profitability.  Executing our strategic initiative to become a diversified industrial manufacturer will provide us the opportunity to address new markets, enhance our financial profile and reduce the cyclicality within our business.  The Diversified Products segment has continued to gain momentum and generate increased revenues and earnings.  While demand for some of these products is dependent on the development of new products, customer acceptance of our product solutions and the general expansion of our customer base and distribution channels, we anticipate the long-term growth rate of demand for these products to be comparable to or slightly less than that of our Commercial Trailer Products segment.  The Walker acquisition completed in May 2012, as well as our purchase of certain assets of Beall Corporation completed in February 2013, further diversifies our business, complements our leadership position in trailer manufacturing and related products and technologies and potentially provides for additional growth and value creation as we actively pursue margin enhancing synergies.  In addition, we have been and will continue to focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

Contractual Obligations and Commercial Commitments

A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of December 31, 2012 are as follows (in millions):

	2014	2015	2016	2017	2018	Thereafter	Total

DEBT:
Revolving Facility (due 2017)	$-	$-	$-	$-	$-	$-	$-
Convertible Senior Notes (due 2018)	-	-	-	-	150.0	-	150.0
Term Loan Credit Facility (due 2019)	2.8	2.8	2.8	2.8	2.8	220.9	234.9
Industrial Revenue Bond	0.5	0.5	0.5	0.5	0.1	-	2.1
Capital Leases (including principal and interest)	1.9	1.5	1.2	1.0	0.9	3.1	9.6
TOTAL DEBT	$5.2	$4.8	$4.5	$4.3	$153.8	$224.0	$396.6

OTHER:
Operating Leases	$2.7	$1.7	$1.4	$1.1	$0.7	$0.6	$8.2
TOTAL OTHER	$2.7	$1.7	$1.4	$1.1	$0.7	$0.6	$8.2

OTHER COMMERCIAL COMMITMENTS:
Letters of Credit	$8.9	$-	$-	$-	$-	$-	$8.9
Raw Material Purchase Commitments	32.8	-	-	-	-	-	32.8
Used Trailer Purchase Commitments	15.6	-	-	-	-	-	15.6
TOTAL OTHER COMMERCIAL
COMMITMENTS	$57.3	$-	$-	$-	$-	$-	$57.3

TOTAL OBLIGATIONS	$65.2	$6.5	$5.9	$5.4	$154.5	$224.6	$462.1

Scheduled payments for our Revolver exclude interest payments as rates are variable.  Borrowings under the Revolver bear interest at a variable rate based on the London Interbank Offer Rate (LIBOR) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Outstanding borrowings under the Revolver bear interest at a rate, at our election, equal to (i) LIBOR plus a margin ranging from 1.75% to 2.25% or (ii) a base rate plus a margin ranging from 0.75% to 1.25%, in each case depending upon the monthly average excess availability under the Revolver.  We are required to pay a monthly unused line fee equal to 0.375% times the average daily unused availability along with other customary fees and expenses of our agent and lenders.

Scheduled payments for our Convertible Senior Notes exclude interest payments which bear interest at the rate of 3.375% per annum from the date of issuance, payable semi-annually on May 1 and November 1.

Scheduled payments for our Term Loan Credit Agreement, as amended, exclude interest payments as rates are variable. Borrowings under the Term Loan Credit Agreement, as amended, bear interest at a variable rate, at our election, equal to (i) LIBOR (subject to a floor of 1.00%) plus a margin of 3.50% or (ii) a base rate plus a margin of 2.50%.

Capital leases represent future minimum lease payments including interest.  Operating leases represent the total future minimum lease payments.

We have $32.8 million in purchase commitments through December 2014 for various raw material commodities, including aluminum, steel, nickel and copper as well as other raw material components which are within normal production requirements.

We have used trailer purchase commitments totaling $15.6 million related to commitments with certain customers to accept used trailers on trade for new trailer purchases.  These commitments arise in the normal course of business related to future new trailer orders at the time a new trailer order is placed by the customer.

We have standby letters of credit totaling $8.9 million issued in connection with workers compensation claims and surety bonds.

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
Failure rates and estimated repair costs

Accounts receivable	Allowance for doubtful accounts	Estimating the allowance for doubtful accounts requires us to estimate the financial capability of customers to pay for products.	We base our estimates on historical experience, the length of time an account is outstanding, customer’s financial condition and information from credit rating services.	Customer financial condition

Inventories	Lower of cost or market write-downs	We evaluate future demand for products, market conditions and incentive programs.	Estimates are based on recent sales data, historical experience, external market analysis and third party appraisal services.	Market conditions Product type

Property, plant and equipment, intangible assets, goodwill and other assets	Impairment of long- lived assets
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

In addition, there are other items within our financial statements that require estimation, but are not as critical as those discussed above.  Changes in estimates used in these and other items could have a significant effect on our consolidated financial statements.  The determination of the fair market value of our finished goods, primarily consisting of new trailers, and used trailer inventories are subject to variation, particularly in times of rapidly changing market conditions.  A 5% change in the valuation of our finished goods and used trailer inventories at December 31, 2013, would be approximately $5 million.

Other

Inflation

We have historically been able to offset the impact of rising costs through productivity improvements as well as selective price increases.  As a result, inflation has not had, and is not expected to have, a significant impact on our business.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends ASC 220, Comprehensive Income.  This ASU requires the disclosure of amounts reclassified out of accumulated other comprehensive income by component and by net income line item.  The disclosure may be provided either on the face of the financial statements or in the notes.  ASU 2013-02 is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2012.  The adoption did not have a material effect on our audited consolidated financial statements.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices and interest rates.  The following discussion provides additional detail regarding our exposure to these risks.

a.	Commodity Price Risks

We are exposed to fluctuation in commodity prices through the purchase of raw materials that are processed from commodities such as aluminum, steel, nickel, wood and polyethylene.  Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs.  Historically, we have managed aluminum price changes by entering into fixed price contracts with our suppliers.  As of December 31, 2013, we had $32.8 million in raw material purchase commitments through December 2014 for materials that will be used in the production process.  We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order.  To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.

b.	Interest Rates

As of December 31, 2013, we had no floating rate debt outstanding under our revolving facility and maintained an average floating rate borrowing level of less than $0.1 million under our revolving facility.  In addition, as of December 31, 2013, we had outstanding borrowings under our Term Loan Credit Agreement, as amended, totaling $234.9 million that bear interest at a floating rate, subject to a minimum interest rate.  Based on the average borrowings under our revolving facility and the outstanding indebtedness under our Term Loan Credit Agreement, as amended, a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of $0.4 million.  This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wabash National Corporation:

We have audited the accompanying consolidated balance sheets of Wabash National Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wabash National Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wabash National Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 27, 2014

WABASH NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$113,262	$81,449
Accounts receivable	120,358	96,590
Inventories	184,173	189,487
Deferred income taxes	30,713	42,330
Prepaid expenses and other	9,632	8,239
Total current assets	$458,138	$418,095

PROPERTY, PLANT AND EQUIPMENT	142,082	132,146

DEFERRED INCOME TAXES	3,591	21,894

GOODWILL	149,967	146,444

INTANGIBLE ASSETS	159,181	171,990

OTHER ASSETS	10,612	12,057
	$923,571	$902,626

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$3,245	$3,381
Current portion of capital lease obligations	1,609	1,140
Accounts payable	112,151	87,299
Other accrued liabilities	99,358	104,873
Total current liabilities	$216,363	$196,693

LONG-TERM DEBT	358,890	416,849

CAPITAL LEASE OBLIGATIONS	6,851	3,781

DEFERRED INCOME TAXES	1,234	1,065

OTHER NONCURRENT LIABILITIES	17,854	15,511

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 68,523,419 and 68,378,984 shares outstanding, respectively	705	702
Additional paid-in capital	625,971	618,550
Accumulated deficit	(277,128)	(323,657)
Accumulated other comprehensive income	(18)	248
Treasury stock at cost, 1,873,870 and 1,870,205 common shares, respectively	(27,151)	(27,116)
Total stockholders' equity	$322,379	$268,727
	$923,571	$902,626

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011

NET SALES	$1,635,686	$1,461,854	$1,187,244

COST OF SALES	1,420,563	1,298,031	1,120,524

Gross profit	$215,123	$163,823	$66,720

GENERAL AND ADMINISTRATIVE EXPENSES	58,666	44,751	30,994

SELLING EXPENSES	30,597	23,589	12,981

AMORTIZATION OF INTANGIBLES	21,786	10,590	2,955

ACQUISITION EXPENSES	883	14,409	-

Income from operations	$103,191	$70,484	$19,790

OTHER INCOME (EXPENSE):
Interest expense	(26,308)	(21,724)	(4,136)
Loss on debt extinguishment	(1,889)	-	(668)
Other, net	2,629	(97)	227

Income before income taxes	$77,623	$48,663	$15,213

INCOME TAX EXPENSE (BENEFIT)	31,094	(56,968)	171

Net income	$46,529	$105,631	$15,042

BASIC AND DILUTED NET INCOME PER SHARE	$0.67	$1.53	$0.22

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011

NET INCOME	$46,529	$105,631	$15,042

Other comprehensive (loss) income:
Foreign currency translation adjustment	(266)	248	-
Total other comprehensive (loss) income	(266)	248	-

COMPREHENSIVE INCOME	$46,263	$105,879	$15,042

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Total

BALANCES, December 31, 2010	67,930,814	$703	$598,671	$(444,330)	$-	$(26,019)	$129,025

Net income for the year	-	-	-	15,042	-	-	15,042
Stock-based compensation	191,188	-	2,424	-	-	-	2,424
Stock repurchase	(50,848)	-	-	-	-	(533)	(533)
Common stock issued in connection with:
Public offering	-	-	(150)	-	-	-	(150)
Stock option plan	94,514	1	537	-	-	-	538

BALANCES, December 31, 2011	68,165,668	$704	$601,482	$(429,288)	$-	$(26,552)	$146,346

Net income for the year	-	-	-	105,631	-	-	105,631
Foreign currency translation	-	-	-	-	248	-	248
Stock-based compensation	186,368	(3)	4,388	-	-	-	4,385
Stock repurchase	(54,534)	-	-	-	-	(564)	(564)
Equity component of convertible senior notes, net of taxes	-	-	12,328	-	-	-	12,328
Common stock issued in connection with:
Stock option plan	81,482	1	352	-	-	-	353

BALANCES, December 31, 2012	68,378,984	$702	$618,550	$(323,657)	$248	$(27,116)	$268,727

Net income for the year	-	-	-	46,529	-	-	46,529
Foreign currency translation	-	-	-	-	(266)	-	(266)
Stock-based compensation	62,183	-	6,822	-	-	-	6,822
Stock repurchase	(3,665)	-	-	-	-	(35)	(35)
Common stock issued in connection with:
Stock option plan	85,917	3	599	-	-	-	602

BALANCES, December 31, 2013	68,523,419	$705	$625,971	$(277,128)	$(18)	$(27,151)	$322,379

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2013	2012	2011

Cash flows from operating activities
Net income	$46,529	$105,631	$15,042
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	16,550	14,975	12,636
Amortization of intangibles	21,786	10,590	2,955
Net loss (gain) on sale of assets	140	203	(9)
Loss on debt extinguishment	1,889	-	668
Deferred income taxes	30,089	(57,283)	-
Stock-based compensation	7,480	5,149	3,398
Accretion of debt discount	4,643	2,972	-
Changes in operating assets and liabilities
Accounts receivable	(23,691)	1,180	(14,366)
Inventories	6,260	41,696	(78,683)
Prepaid expenses and other	(3,893)	736	(162)
Accounts payable and accrued liabilities	18,082	(46,786)	56,968
Other, net	2,805	(3,046)	386
Net cash provided by (used in) operating activities	$128,669	$76,017	$(1,167)

Cash flows from investing activities
Capital expenditures	(18,352)	(14,916)	(7,264)
Acquisitions, net of cash acquired	(15,985)	(364,012)	-
Proceeds from the sale of property, plant and equipment	305	607	17
Other	2,500	(2,500)	-
Net cash used in investing activities	$(31,532)	$(380,821)	$(7,247)

Cash flows from financing activities
Proceeds from exercise of stock options	600	354	538
Borrowings under revolving credit facilities	1,166	206,015	848,705
Payments under revolving credit facilities	(1,166)	(271,015)	(838,705)
Principal payments under capital lease obligations	(1,700)	(1,629)	(671)
Proceeds from issuance of convertible senior notes	-	145,500	-
Proceeds from issuance of term loan credit facility, net of issuance costs	-	292,500	-
Principal payments under term loan credit facility	(62,827)	(2,250)	-
Proceeds from issuance of industrial revenue bond	-	2,500	-
Principal payments under industrial revenue bond	(381)	-	-
Debt issuance costs paid	(981)	(5,134)	(1,989)
Stock repurchase	(35)	(564)	(533)
Proceeds from issuance of common stock, net of expenses	-	-	(155)
Net cash (used in) provided by financing activities	$(65,324)	$366,277	$7,190

Net increase (decrease) in cash	$31,813	$61,473	$(1,224)
Cash and cash equivalents at beginning of year	81,449	19,976	21,200
Cash and cash equivalents at end of year	$113,262	$81,449	$19,976

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$20,913	$16,050	$3,836
Income taxes	$941	$594	$73

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

Wabash National Corporation (the “Company”) designs, manufactures and markets standard and customized truck and tank trailers, intermodal equipment and transportation related products under the Wabash®, Wabash National®, DuraPlate®, DuraPlate HD®, DuraPlate® XD-35®, DuraPlate AeroSkirt®, ArcticLite®, FreightPro®, RoadRailer®, TrustLock Plus®, Transcraft®, Eagle®, Eagle II®, D-Eagle®, Benson®, Walker Transport, Walker Stainless Equipment, Walker Defense Group, Walker Barrier Systems, Walker Engineered Products, Brenner® Tank, Garsite, Progress Tank, TST®, Bulk Tank International, Extract Technology®, and Beall® brand name or trademarks.  The Company’s wholly-owned subsidiaries, Wabash National Trailer Centers, Inc. and Brenner Tank Services, LLC, sell new and used trailers through its retail network and provides aftermarket parts and service for the Company’s and competitors’ trailers and related equipment.

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

d.       Used Trailer Trade Commitments and Residual Value Guarantees

The Company has commitments with certain customers to accept used trailers on trade for new trailer purchases.  These commitments arise in the normal course of business related to future new trailer orders at the time a new trailer order is placed by the customer.  The Company acquired used trailers on trade of approximately $26.2 million, $19.5 million and $16.2 million in 2013, 2012 and 2011, respectively.  As of December 31, 2013 and 2012, the Company had approximately $15.6 million and $10.8 million, respectively, of outstanding trade commitments.  On occasion, the amount of the trade allowance provided for in the used trailer commitments, or cost, may exceed the net realizable value of the underlying used trailer.  In these instances, the Company’s policy is to recognize the loss related to these commitments at the time the new trailer revenue is recognized.  Net realizable value of used trailers is measured considering market sales data for comparable types of trailers.  The net realizable value of the used trailers subject to the remaining outstanding trade commitments was estimated by the Company to be approximately $15.3 million and $10.8 million as of December 31, 2013 and 2012, respectively.

e.       Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity of three months or less at the time of purchase.

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

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of year	$858	$1,233	$2,241
Provision	908	(153)	(981)
Write-offs, net of recoveries	292	(222)	(27)
Balance at end of year	$2,058	$858	$1,233

g.     Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market.  The cost of manufactured inventory includes raw material, labor and overhead.  Inventories consist of the following (in thousands):

	December 31,
	2013	2012
Raw materials and components	$54,699	$57,187
Work in progress	20,749	24,849
Finished goods	82,673	82,930
Aftermarket parts	10,389	9,882
Used trailers	15,663	14,639
	$184,173	$189,487

h.     Prepaid Expenses and Other

Prepaid expenses and other as of December 31, 2013 and 2012 were $9.6 million and $8.2 million, respectively.  Prepaid expenses and other primarily includes items such as insurance premiums, maintenance agreements, restricted cash balances and other receivables.  Insurance premiums and maintenance agreements are charged to expense over the contractual life, which is generally one year or less.  As of December 31, 2012, the Company had restricted cash balances totaling $2.5 million pertaining to a financing arrangement for the expansion of its production facility in Cadiz, Kentucky which was fully utilized in 2013.  Other receivables primarily consist of costs in excess of billings on long-term contracts for which the Company recognizes revenue on a percentage of completion basis.

i.      Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation.  Maintenance and repairs are charged to expense as incurred, while expenditures that extend the useful life of an asset are capitalized.  Depreciation is recorded using the straight-line method over the estimated useful lives of the depreciable assets.  The estimated useful lives are up to 33 years for buildings and building improvements and range from three to ten years for machinery and equipment.  Depreciation expense, which is recorded in Cost of Sales and General and Administrative Expenses in the Consolidated Statements of Operations, as appropriate, on property, plant and equipment was $15.7 million, $12.7 million and $10.2 million for 2013, 2012 and 2011, respectively, and includes amortization of assets recorded in connection with the Company’s capital lease agreements.  In February 2012, the Company renegotiated a new, ten-year lease extension for its manufacturing facility in Cadiz, Kentucky resulting in a capital lease obligation for this facility of $2.7 million and a cash payment at closing of $0.8 million.  Additionally, in connection with the purchase of certain assets of Beall in February 2013, the Company entered into a separate ten-year capital lease agreement for Beall’s manufacturing facility in Portland, Oregon, with an obligation totaling $4.3 million.  As of December 31, 2013 and 2012, the assets related to the Company’s capital lease agreements are recorded within Property, Plant and Equipment in the Consolidated Balance Sheet for the amount of $10.9 million and $6.5 million, respectively, net of accumulated depreciation of $2.4 million and $1.4 million, respectively.

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2013	2012
Land	$26,398	$23,986
Buildings and building improvements	112,208	106,679
Machinery and equipment	200,567	184,859
Construction in progress	9,543	8,753
	$348,716	$324,277
Less: accumulated depreciation	(206,634)	(192,131)
	$142,082	$132,146

j.	Intangible Assets

As of December 31, 2013, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Tradenames and trademarks	20 years	$39,222	$(6,291)	$32,931
Customer relationships	10 years	152,109	(40,112)	111,997
Technology	12 years	16,517	(2,264)	14,253
Other	9 years	17,939	(17,939)	-
Total	12 years	$225,787	$(66,606)	$159,181

As of December 31, 2012, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Tradenames and trademarks	20 years	$37,600	$(4,336)	$33,264
Customer relationships	10 years	146,000	(21,738)	124,262
Technology	12 years	15,300	(850)	14,450
Other	9 years	17,939	(17,925)	14
Total	12 years	$216,839	$(44,849)	$171,990

Intangible asset amortization expense was $21.8 million, $10.6 million and $3.0 million for 2013, 2012 and 2011, respectively.  Annual intangible asset amortization expense for the next 5 fiscal years is estimated to be $21.9 million in 2014; $21.3 million in 2015; $20.1 million in 2016; $16.9 million in 2017 and $15.5 million in 2018.

k.             Goodwill

The changes in the carrying amounts of goodwill, all of which is included in the Company’s Diversified Products segment as of December 31, 2013 except for approximately $10.2 million allocated to the Company’s Retail segment, for the years ended December 31, 2013 and 2012 were as follows (in thousands):

Balance as of December 31, 2011	$-

Goodwill acquired	146,444

Balance as of December 31, 2012	$146,444

Goodwill acquired	1,784
Acquisition adjustment - Walker	2,054
Effects of foreign currency	(315)

Balance as of December 31, 2013	$149,967

Goodwill represents the excess purchase price over fair value of the net assets acquired. The Company reviews goodwill for impairment annually on October 1 and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with ASC 350, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, ("ASU 2011-08"). Under this guidance, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.

In assessing the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit's fair value or carrying amount involve significant judgments and assumptions. The judgments and assumptions include the identification of macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and Company specific events and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.

Based on the result of the qualitative assessment of the Company's reporting units, the Company believes it is more likely than not that the fair value of its reporting units are greater than their carrying amount. No impairment was recognized in 2013, 2012 or 2011.

l.	Other Assets

The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized software is amortized using the straight-line method over three to seven years. As of December 31, 2013 and 2012, the Company had software costs, net of amortization, of $0.2 million and $0.9 million, respectively. Amortization expense for 2013, 2012 and 2011 was $0.7 million, $2.3 million and $2.3 million, respectively.

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

n.	Other Accrued Liabilities

The following table presents the major components of Other Accrued Liabilities (in thousands):

	December 31,
	2013	2012
Warranty	$14,719	$14,886
Payroll and related taxes	29,399	23,342
Self-insurance	9,399	7,702
Accrued taxes	8,520	5,578
Customer deposits	30,730	43,158
All other	6,591	10,207
	$99,358	$104,873

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2013	2012
Balance as of January 1	$14,886	$11,437
Provision for warranties issued in current year	6,269	5,521
Walker acquisition	-	3,887
Provisions for (Recovery of) pre-existing warranties, net	(779)	(750)
Payments	(5,657)	(5,209)
Balance as of December 31	$14,719	$14,886

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

The following table presents the changes in the self-insurance accrual included in Other Accrued Liabilities (in thousands):

Self-Insurance
Accrual
Balance as of January 1, 2012	$5,390
Expense	25,336
Walker acquisition	2,034
Payments	(25,058)
Balance as of December 31, 2012	$7,702
Expense	38,191
Payments	(36,494)
Balance as of December 31, 2013	$9,399

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

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents and customer receivables. We place our cash and cash equivalents with high quality financial institutions. Generally, we do not require collateral or other security to support customer receivables.

q.	Research and Development

Research and development expenses are charged to earnings as incurred and were $2.2 million, $1.7 million and $1.0 million in 2013, 2012 and 2011, respectively.

r.	New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends ASC 220, Comprehensive Income. This ASU requires the disclosure of amounts reclassified out of accumulated other comprehensive income by component and by net income line item. The disclosure may be provided either on the face of the financial statements or in the notes. ASU 2013-02 is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2012. The adoption did not have a material effect on the Company’s audited consolidated financial statements.

3.	ACQUISITIONS

Assets of Beall Corporation

On February 4, 2013, the Company completed the acquisition of certain assets of the tank and trailer business of Beall Corporation, a Portland, Oregon-based manufacturer of aluminum tank trailers and related equipment.  Beall Corporation began Chapter 11 reorganization proceedings in September of 2012, followed by a bankruptcy-court approved auction of its assets in December.  The Company was the winning bidder for certain assets of Beall’s tank and trailer business, including equipment, inventory, certain product designs, intellectual property and other related assets.  The aggregate consideration paid by the Company for the acquired assets and the assumed liabilities was $13.9 million and was allocated to the opening balance sheet as follows (in thousands):

Current assets	$1,035
Property, plant and equipment	2,714
Intangibles	8,860
Goodwill	1,784
Total assets	$14,393

Current liabilities	$(462)
Total liabilities	$(462)

Acquisition	$13,931

Intangible assets of $8.9 million were recorded as a result of the purchase of the Beall assets.  The intangible assets consist of the following (in thousands):

	Amount	Useful Life
Tradenames and Trademarks	$1,622	20 years
Technology	1,217	8 years
Customer relationships	6,021	8 years
	$8,860

Goodwill of $1.8 million was recorded as a result of the Beall asset purchase.  Goodwill is comprised of operational synergies that are expected to be realized in both the short and long-term and the opportunity to complement our existing Diversified Products business through product line expansion and geographic growth.  The Company expects the amount recorded as goodwill to be fully deductible for tax purposes.

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

The results of Walker are included in the Consolidated Statements of Operations from the date of acquisition.  Revenue for the years ended December 31, 2013 and 2012 was $399.8 million and $270.1, respectively. Income before income taxes for the same 2013 and 2012 periods was $50.8 million and $34.4 million, respectively.

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

The Company incurred various costs related to both the Walker Acquisition and the purchase of certain assets of Beall including fees paid to an investment banker for acquisition services and the related bridge financing commitment, as well as professional fees for diligence, legal and accounting services.  These costs totaled $0.9 million and $14.4 million for 2013 and 2012, respectively, and have been recorded as Acquisition Expenses in the Consolidated Statements of Operations.

4.           PER SHARE OF COMMON STOCK

Per share results have been calculated based on the average number of common shares outstanding.  The calculation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2013	2012	2011
Basic net income per share
Net income applicable to common stockholders	$46,529	$105,631	$15,042
Undistributed earnings allocated to participating securities	(457)	(904)	(84)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$46,072	$104,727	$14,958
Weighted average common shares outstanding	68,460	68,325	68,086
Basic net income per share	$0.67	$1.53	$0.22

Diluted net income per share:
Net income applicable to common stockholders	$46,529	$105,631	$15,042
Undistributed earnings allocated to participating securities	(457)	(904)	(84)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$46,072	$104,727	$14,958

Weighted average common shares outstanding	68,460	68,325	68,086
Dilutive shares from assumed conversion of convertible senior notes	63	-	-
Dilutive stock options and restricted stock	558	239	332
Diluted weighted average common shares outstanding	69,081	68,564	68,418
Diluted net income per share	$0.67	$1.53	$0.22

Average diluted shares outstanding for the periods ended December 31, 2013, 2012 and 2011 exclude options to purchase common shares totaling 1,121, 1,676 and 1,376, respectively, because the exercise prices were greater than the average market price of the common shares.   In addition, for 2013 the calculation of diluted net income per share includes the impact of the Company’s Notes as the average stock price of the Company’s common stock for the quarter ended December 31, 2013 was above the initial conversion price of approximately $11.70 per share.

 5.            LEASE ARRANGEMENTS

The Company leases office space, manufacturing, warehouse and service facilities and equipment for varying periods under both operating and capital lease agreements.  Future minimum lease payments required under these lease commitments as of December 31, 2013 are as follows (in thousands):

	Capital Leases	Operating Leases
2014	1,915	2,739
2015	1,529	1,727
2016	1,220	1,361
2017	1,007	1,092
2018	934	746
Thereafter	3,006	565
Total minimum lease payments	$9,611	$8,230
Interest	(1,151)
Present value of net minimum lease payments	$8,460

Total rental expense was $4.6 million, $3.6 million and $3.0 million for 2013, 2012 and 2011, respectively.  As of December 31, 2013 the total minimum rentals to be received in future periods under these lease commitments was less than $0.1 million.

6.             DEBT

Long-term debt consists of the following (in thousands):

	December 31,
	2013	2012
Convertible senior notes	$150,000	$150,000
Term loan credit agreement	234,923	297,750
Industrial revenue bond	2,119	2,500
	$387,042	$450,250
Less: unamortized discount	(24,907)	(30,020)
Less: current portion	(3,245)	(3,381)
	$358,890	$416,849

Maturities of long-term debt for the five years succeeding December 31, 2013 and thereafter are as follows (in thousands):

2014	$3,245
2015	3,266
2016	3,287
2017	3,309
2018	152,862
Thereafter	221,073
Maturities of long-term debt	$387,042

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

The Notes are convertible by their holders into cash, shares of the Company’s common stock or any combination thereof at the Company’s election, at an initial conversion rate of 85.4372 shares of the Company’s common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events as described in the indenture for the Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date.

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

The Company accounts separately for the liability and equity components of the Notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance required the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. The Company determined that senior, unsecured corporate bonds traded on the market represent a similar liability to the convertible senior notes without the conversion option. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of the Notes to be 7.0%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the Notes, which resulted in a fair value of the liability component of $123.8 million upon issuance, calculated as the present value of implied future payments based on the $150.0 million aggregate principal amount. The $21.7 million difference between the cash proceeds before offering expenses of $145.5 million and the estimated fair value of the liability component was recorded in additional paid-in capital. The discount on the liability portion of the Notes is being amortized.

The Company applies the treasury stock method in the calculating the dilutive impact of the Notes. For the year ended December 31, 2013, the Notes had a dilutive impact. If the Notes were converted as of December 31, 2013, the if-converted value would exceed the principal amount by approximately $8 million.

The following table summarizes information about the equity and liability components of the Notes (dollars in thousands). The fair value of the notes outstanding were measured based on quoted market prices.

	December 31,
	2013	2012
Principal amount of convertible notes outstanding	$150,000	$150,000
Unamortized discount of liability component	(19,372)	(23,082)
Net carrying amount of liability component	130,628	126,918
Less: current portion	-	-
Long-term debt	$130,628	$126,918
Carrying value of equity component, net of issuance costs	$20,993	$20,993
Remaining amortization period of discount on the liability component	4.3 years	5.3 years

Contractual coupon interest expense and accretion of discount on the liability component for the Note for the years ended December 31, 2013 and 2012 were as follow (in thousands):

	Years Ended December 31,
	2013	2012
Contractual coupon interest expense	$5,063	$3,488
Accretion of discount on the liability component	$3,710	$2,411

Revolving Credit Agreement

On May 8, 2012 and in connection with the completion of the Walker acquisition (see Note 3) and entering into the Term Loan Credit Agreement, as amended (as defined below), the Company repaid approximately $51 million of borrowings under its then-existing senior secured revolving credit facility, dated June 28, 2011, and entered into an amendment and restatement of that credit agreement among the Company, certain of its subsidiaries (together with the Company, the “Borrowers”), Wells Fargo Capital Finance, LLC, as joint lead arranger, joint bookrunner and administrative agent (the “Revolver Agent”), RBS Citizens Business Capital, a division of RBS Citizens, N.A., as joint lead arranger, joint bookrunner and syndication agent, and the other lenders named therein, as amended (the “Amended and Restated Revolving Credit Agreement”). Also on May 8, 2012, certain of the Company’s subsidiaries (the “Revolver Guarantors”) entered into a general continuing guarantee of the Borrowers’ obligations under the Amended and Restated Revolving Credit Agreement in favor of the lenders (the “Revolver Guarantee”).

The Amended and Restated Revolving Credit Agreement is guaranteed by the Revolver Guarantors and is secured by (i) first priority security interests (subject only to customary permitted liens and certain other permitted liens) in substantially all personal property of the Borrowers and the Revolver Guarantors, consisting of accounts receivable, inventory, cash, deposit and securities accounts and any cash or other assets in such accounts and, to the extent evidencing or otherwise related to such property, all general intangibles, licenses, intercompany debt, letter of credit rights, commercial tort claims, chattel paper, instruments, supporting obligations, documents and payment intangibles (collectively, the “Revolver Priority Collateral”), and (ii) second-priority liens on and security interests in (subject only to the liens securing the Term Loan Credit Agreement, as amended, customary permitted liens and certain other permitted liens) (A) equity interests of each direct subsidiary held by the Borrower and each Revolving Guarantor (subject to customary limitations in the case of the equity of foreign subsidiaries), and (B) substantially all other tangible and intangible assets of the Borrowers and the Revolving Guarantors including equipment, general intangibles, intercompany notes, insurance policies, investment property, intellectual property and material owned real property (in each case, except to the extent constituting Revolver Priority Collateral) (collectively, the “Term Priority Collateral”). The respective priorities of the security interests securing the Amended and Restated Revolving Credit Agreement and the Term Loan Credit Agreement, as amended, are governed by an Intercreditor Agreement, dated May 8, 2012, between the Revolver Agent and the Term Agent (as defined below) (the “Intercreditor Agreement”). The Amended and Restated Revolving Credit Agreement has a scheduled maturity date of May 8, 2017.

Under the Amended and Restated Revolving Credit Agreement, the lenders agree to make available to the Company a $150 million revolving credit facility. The Company has the option to increase the total commitment under the facility to $200 million, subject to certain conditions, including (i) obtaining commitments from any one or more lenders, whether or not currently party to the Amended and Restated Revolving Credit Agreement, to provide such increased amounts and (ii) the available amount of increases to the facility being reduced by the amount of any incremental loans advanced under the Term Loan Credit Agreement, as amended, in excess of $25 million. Availability under the Amended and Restated Revolving Credit Agreement will be based upon monthly (or more frequent under certain circumstances) borrowing base certifications of the Borrowers’ eligible inventory and eligible accounts receivable, and will be reduced by certain reserves in effect from time to time. Subject to availability, the Amended and Restated Revolving Credit Agreement provides for a letter of credit subfacility in an amount not in excess of $15 million, and allows for swingline loans in an amount not in excess of $10 million. Outstanding borrowings under the Amended and Restated Revolving Credit Agreement will bear interest at a rate, at the Borrowers’ election, equal to (i) LIBOR plus a margin ranging from 1.75% to 2.25% or (ii) a base rate plus a margin ranging from 0.75% to 1.25%, in each case depending upon the monthly average excess availability under the revolving loan facility. The Borrowers are required to pay a monthly unused line fee equal to 0.375% times the average daily unused availability along with other customary fees and expenses of the Revolver Agent and the lenders.

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

As of December 31, 2013, the Company had no outstanding borrowings under the Amended and Restated Revolving Credit Agreement and was in compliance with all covenants. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the revolving credit facility, amounted to $254.3 million as of December 31, 2013.

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

On April 25, 2013, the Company entered into Amendment No.1 to Credit Agreement (the “Amendment”), which was effective on May 9, 2013, and amended the Term Loan Credit Agreement. As of April 25, 2013, there was approximately $297.0 million of term loans outstanding under the Term Loan Credit Agreement (the “Initial Loans”), of which the Company prepaid $20.0 million in connection with the Amendment. Under the Amendment, the lenders agreed to provide to the Company term loans in an aggregate principal amount of $277.0 million, which were exchanged for and used to refinance the Initial Loans (the “Tranche B-1 Loans”). The Tranche B-1 Loans mature on May 8, 2019, but provide for an accelerated maturity in the event the Company’s outstanding 3.375% Convertible Senior Notes due 2018 are not converted, redeemed, repurchased or refinanced in full on or before the date that is 91 days prior to the maturity date thereof. The Tranche B-1 Loans shall amortize in equal quarterly installments in aggregate amounts equal to 0.25% of the Tranche B-1 Loan amount, with the balance payable at maturity, and will bear interest at a rate, at the Company’s election, equal to (i) LIBOR (subject to a floor of 1.00%) plus a margin of 3.50% or (ii) a base rate plus a margin of 2.50%.

The Term Loan Credit Agreement, as amended, is guaranteed by the Term Guarantors and is secured by (i) first-priority liens on and security interests in the Term Priority Collateral, and (ii) second-priority security interests in the Revolver Priority Collateral. In addition, the Amendment amended the Term Loan Credit Agreement, by among other things, removing the covenant that we be required to maintain a minimum interest coverage ratio, and providing for a 1% prepayment premium in the event that the Company enters into a refinancing of, or amendment in respect of, the Tranche B-1 Loans on or prior to the first anniversary of the effective date of the Amendment that, in either case, results in the all-in yield of such refinancing or amendment being less than the all-in yield on the Tranche B-1 Loans. As amended, the Term Loan Credit Agreement will continue to require the Company to maintain a maximum senior secured leverage ratio tested as of the last day of each fiscal quarter for the four consecutive fiscal quarters then ending of not more than (A) 4.5 to 1.0 through September 30, 2013, (B) 4.0 to 1.0 thereafter through September 30, 2015, and (C) 3.5 to 1.0 thereafter. The Term Loan Credit Agreement, as amended, also contains conditions providing for either voluntary or mandatory prepayments. Conditions for mandatory prepayments include but are not limited to asset sales with proceeds in excess of $1 million and the amount of excess cash flows, as defined in the Term Loan Credit Agreement, as amended, to be calculated annually with the delivery of financial statements beginning with the fiscal year ending December 31, 2012.

The Term Loan Credit Agreement, as amended, contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets.

Subject to the terms of the Intercreditor Agreement, if the covenants under the Term Loan Credit Agreement, as amended, are breached, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral. Other customary events of default in the Term Loan Credit Agreement, as amended, include, without limitation, failure to pay obligations when due, initiation of insolvency proceedings, defaults on certain other indebtedness, and the incurrence of certain judgments that are not stayed, satisfied, bonded or discharged within 60 days.

As of December 31, 2013, the Company’s senior secured leverage ratio was 0.9:1.0, and was in compliance with all covenants under the Amendment.

For the years ended December 31, 2013 and 2012, the Company has paid interest of $14.9 million and $10.9 million, respectively, and principal of $62.8 million and $2.3 million, respectively, related to the Term Loan Credit Agreement, as amended. As of December 31, 2013, the Company had $234.9 million outstanding under the Term Loan Credit Agreement, as amended, of which $2.8 million was classified as current on the Company’s Consolidated Balance Sheet. In connection with the closing of the Term Loan Credit Agreement in May 2012 and the Amendment in April 2013, the Company paid a total of $8.5 million in original issuance discount fees which will be amortized over the life of the facility using the effective interest rate method. For the years ended December 31, 2013 and 2012, the Company charged $0.9 million and $0.6 million, respectively, of amortization for original issuance discount fees as Interest Expense in the Consolidated Statements of Operations. Additionally, for the year ended December 31, 2013, the Company has charged $1.4 million of accelerated amortization in connection with $60 million of voluntary principal payments made in 2013 on its Term Loan Credit Agreement, as amended, as Loss on debt extinguishment in the Consolidated Statements of Operations.

Other Debt Facilities

On November 27, 2012, the Company entered into a loan agreement with GE Government Finance, Inc. as lender and the County of Trigg, Kentucky as issuer for a $2.5 million Industrial Revenue Bond. The funds received were used to purchase the equipment needed for the expansion of the Company’s Cadiz, Kentucky facility. The loan bears interest at a rate of 4.25% and matures in March 2018. As of December 31, 2013, the Company had $2.1 million outstanding of which $0.5 million was classified as current on our Consolidated Balance Sheet.

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

The investments purchased by the Company (asset) include mutual funds, $0.5 million of which are classified as Level 1, and life-insurance contracts valued based on the performance of underlying mutual funds, $5.1 million of which are classified as Level 2 as compared to $0.4 million and $3.0 million for mutual funds and life insurance contracts at December 31, 2012, respectively.

Nonrecurring Fair Value Measurements

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The Company reviews for goodwill impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable. The fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the reporting unit. These assets would generally be classified within Level 3, in the event that the Company were required to measure and record such assets at fair value within its consolidated financial statements.

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including definite-lived intangible assets and property plant and equipment, when events or circumstances warrant such a review. Fair value is determined primarily using anticipated cash flows assumed by a market participant discounted at a rate commensurate with the risk involved and these assets would generally be classified within Level 3, in the event that the Company were required to measure and record such assets at fair value within its consolidated financial statements.

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

Estimated Fair Value of Debt

The estimated fair value of long-term debt at December 31, 2013 consists primarily of the Company’s Notes and borrowings under its Term Loan Credit Agreement, as amended (see Note 6). The fair value of the Notes, the Term Loan Credit Agreement, as amended and the revolving credit facility are based upon third party pricing sources, which generally does not represent daily market activity, nor does it represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the revolving credit facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings. All other debt and capital lease obligations approximate their fair value as determined by discounted cash flows and are classified as Level 3.

The Company’s carrying and estimated fair value of debt, at December 31, 2013 and 2012 were as follows:

	December 31, 2013				December 31, 2012
	Carrying	Fair Value			Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Instrument
Convertible senior notes	$130,628	$-	$197,718	$-	$126,918	$-	$165,563	$-
Term loan credit agreement	229,388	-	236,684	-	290,812	-	300,728	-
Industrial revenue bond	2,119	-	-	2,119	2,500	-	-	2,500
Capital lease obligations	8,460	-	-	8,460	4,921	-	-	4,921
	$370,595	$-	$434,402	$10,579	$425,151	$-	$466,291	$7,421

8.           STOCKHOLDERS’ EQUITY

a.     Common and Preferred Stock

The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.

The Company has a series of 300,000 shares of preferred stock designated as Series D Junior Participating Preferred Stock, par value $0.01 per share.  As of December 31, 2013 and 2012, the Company had no Series D Junior Participating shares issued or outstanding.

b.     Stockholders’ Rights Plan

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

The Company recognizes all share-based payments to eligible employees based upon their fair value.  The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method.  Total stock-based compensation expense was $7.5 million, $5.1 million and $3.4 million in 2013, 2012 and 2011, respectively.  The amount of compensation costs related to nonvested stock options and restricted stock not yet recognized was $7.4 million at December 31, 2013, for which the weighted average remaining life was 1.7 years.

Stock Options

Stock options are awarded with an exercise price equal to the market price on the date of grant, become fully exercisable three years after the date of grant and expire ten years after the date of grant.  The fair value of stock option awards is estimated on the date of grant using a binomial option-pricing model that uses the assumptions noted in the following table:

Valuation Assumptions	2013	2012	2011
Risk-free interest rate	2.02%	1.99%	3.49%
Expected volatility	75.3%	78.8%	78.8%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term	5 yrs.	5 yrs.	5 yrs.

The expected volatility is based upon the Company’s historical experience.  The expected term represents the period of time that options granted are expected to be outstanding.  The risk-free interest rate utilized for periods throughout the contractual life of the options are based on U.S. Treasury security yields at the time of grant.

A summary of all stock option activity during 2013 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)
Options Outstanding at December 31, 2012	1,882,554	$11.92	6.2	$0.8
Granted	361,220	$9.61
Exercised	(85,917)	$6.99		$0.3
Forfeited	(82,975)	$9.58
Expired	(75,194)	$11.37
Options Outstanding at December 31, 2013	1,999,688	$11.57	6.0	$4.4

Options Exercisable at December 31, 2013	1,235,826	$12.88	4.5	$2.1

During 2013, 2012 and 2011, the Company granted 361,220, 487,950, and 410,531 stock options with aggregate fair values on the date of grant of $2.2 million, $3.4 million and $2.7 million, respectively.  The weighted average estimated fair value of the stock options granted in 2013, 2012 and 2011 were $6.13, $6.94 and $6.70 per stock option, respectively.  The total intrinsic value of stock options exercised during 2013, 2012 and 2011 was $0.3 million, $0.3 million and $0.4 million, respectively.

Restricted Stock

Restricted stock awards vest over a period of one to three years and may be based on the achievement of specific financial performance metrics.  These shares are valued at the market price on the date of grant, are forfeitable in the event of terminated employment prior to vesting and could include the right to vote and receive dividends.

A summary of all restricted stock activity during 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Outstanding at December 31, 2012	773,950	$9.89
Granted	521,181	$9.63
Vested	(62,183)	$6.19
Forfeited	(86,017)	$8.78
Restricted Stock Outstanding at December 31, 2013	1,146,931	$10.06

During 2013, 2012 and 2011, the Company granted 521,181, 404,250 and 377,869 shares of restricted stock, respectively, with aggregate fair values on the date of grant of $5.0 million, $4.0 million and $3.7 million, respectively.  The total fair value of restricted stock that vested during 2013, 2012 and 2011 was $0.6 million, $1.9 million and $1.9 million, respectively.

Cash-Settled Performance Units and Stock Appreciation Rights

In March 2010, the Company awarded eligible employees 326,250 cash-settled stock appreciation rights and 434,661 cash-settled performance units.  The stock appreciation rights vested at the end of a three year period and provided each participant with the right to receive payment in cash representing the appreciation in the market value of the Company’s common stock from the grant date to the award’s vesting date.  The per share exercise price of a stock appreciation right is equal to the closing market price of the Company’s stock on the date of grant.  As of December 31, 2013, all stock appreciation rights awarded by the Company were fully vested.  The total fair value of cash-settled stock appreciation rights that vested in 2013 was $0.8 million.  As of December 31, 2012 and 2011, the weighted average fair market value of each remaining stock appreciation right was $1.52 and $2.68, respectively.  The performance units vested at the end of a three year period and provided each participant with the right to receive payments in cash for the lesser of the market value of the Company’s stock on the date of grant or the vesting date.  As of December 31, 2013, all cash-settled performance units awarded by the Company were fully vested.  The total fair value of cash-settled performance units that vested in 2013 was $3.0 million.  As of December 31, 2012 and 2011, the weighted average fair market value of each performance unit was $7.45.  The number of performance units actually awarded to eligible employees was based on the achievement of specific financial performance metrics.

10.	EMPLOYEE SAVINGS PLANS

Substantially all of the Company’s employees are eligible to participate in a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company also provides a non-qualified defined contribution plan for senior management and certain key employees. Both plans provide for the Company to match, in cash, a percentage of each employee’s contributions up to certain limits. As of September 1, 2008, the Company reduced the matching contribution for its 401(k) plan and suspended all matching contributions to the non-qualified plan. As of April 1, 2009, the Company temporarily suspended all matching contributions for its 401(k) plan. The temporary suspension of all matching contributions was effective throughout 2011 and, therefore, no matching expenses were incurred in 2011. Subsequently, as of January 1, 2012, the Company reinstated the temporary suspension of all matching contributions and the related expense for these plans for 2013 and 2012 totaled $4.4 million and $3.1 million, respectively.

11.          INCOME TAXES

a.	Income Before Income Taxes

The consolidated income before income taxes for 2013, 2012 and 2011 consists of the following (in thousands):

	2013	2012	2011
Domestic	$77,465	$48,533	$15,213
Foreign	158	130	-
Total income before income taxes	$77,623	$48,663	$15,213

b.	Income Tax Expense

The consolidated income tax expense for 2013, 2012 and 2011 consists of the following components (in thousands):

	2013	2012	2011
Current
Federal	$197	$-	$14
State	717	174	157
Foreign	130	141	-
	$1,044	$315	$171
Deferred
Federal	$26,753	$(46,378)	$-
State	3,412	(10,871)	-
Foreign	(115)	(34)	-
	$30,050	$(57,283)	$-
Total consolidated expense (benefit)	$31,094	$(56,968)	$171

The Company’s following table provides a reconciliation of differences from the U.S. Federal statutory rate of 35% as follows (in thousands):

76

	2013	2012	2011
Pretax book income	$77,623	$48,663	$15,213

Federal tax expense at 35% statutory rate	27,168	17,032	5,325
State and local income taxes	3,870	2,619	917
Foreign tax rate differential	(41)	(14)	-
Reversal of income tax valuation allowance against net deferred tax assets	-	(59,887)	-
(Utilization of) Provisions for valuation allowance for net operating losses and credit carrryforwards - U.S. and states	-	(19,528)	(6,060)
Other	97	2,810	(11)
Total income tax expense (benefit)	$31,094	$(56,968)	$171

c.	Deferred Taxes

The Company’s deferred income taxes are primarily due to temporary differences between financial and income tax reporting for the depreciation of property, plant and equipment, amortization of intangibles, compensation adjustments, inventory adjustments, other accrued liabilities and tax credits and losses carried forward.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2012 and 2011, the Company utilized previously recognized net valuation allowances primarily due to accumulation of pretax income. Companies are required to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, both positive and negative, using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.

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

By the end of 2012, management concluded that profitability in recent years and a business outlook showing continued profitability combined with a lengthy operating loss carryforward period, provided assurance that the future tax benefits more likely than not will be realized. Accordingly, during the fourth quarter of 2012, the Company released $59.9 million of valuation allowance against its net deferred tax assets, resulting in a benefit in the provision for income taxes. As of December 31, 2013 and 2012, the Company retained a valuation allowance against $1.4 and $1.9 million, respectively, of deferred tax assets related to various state and local operating loss carryforwards that are subject to restrictive rules for future utilization.

As of December 31, 2013, the Company has U.S. federal tax net operating loss carryforwards (“NOLs”) of approximately $28 million, which will expire beginning in 2029, if unused, and which may be subject to other limitations under Internal Revenue Service (the “IRS”) rules. The Company has various, multistate income tax net operating loss carryforwards, which have been recorded as a deferred income tax asset, of approximately $8 million, before valuation allowances. The Company also has various U.S. federal income tax credit carryforwards, which will expire beginning in 2023, if unused.

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

On May 28, 2010 a change of ownership did occur resulting from the issuance of 11,750,000 shares of common stock, which invoked a limitation on the utilization of pre-ownership change U.S. Federal NOLs under Section 382. Pre-ownership change U.S. Federal NOLs at December 31, 2013 are $19 million. Management has estimated the annual U.S. Federal NOL limitations under IRC Section 382 are $19 million for 2014. To the extent the annual limitation is not reached, any remaining limitation can be carried forward to future years. Post-ownership change U.S. Federal NOLs at December 31, 2013 are $9 million, which is currently not subject to utilization limits.

The components of deferred tax assets and deferred tax liabilities as of December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012
Deferred tax assets
Tax credits and loss carryforwards	$18,779	$51,811
Accrued liabilities	6,964	6,816
Incentive compensation	16,621	12,913
Other	4,736	6,897
	$47,100	$78,437
Deferred tax liabilities
Property, plant and equipment	(295)	(163)
Intangibles	(4,993)	(4,026)
Prepaid assets	(690)	(1,160)
Convertible note discount	(6,585)	(7,846)
Other	(29)	(231)
	$(12,592)	$(13,426)

Net deferred tax asset before valuation allowances and reserves	$34,508	$65,011
Valuation allowances	(1,438)	(1,852)
Net deferred tax asset	$33,070	$63,159

d.	Tax Reserves

The Company’s policy with respect to interest and penalties associated with reserves or allowances for uncertain tax positions is to classify such interest and penalties in income tax expense in the Statements of Operations. As of December 31, 2013 and 2012, the total amount of unrecognized income tax benefits was approximately $11.0 million for each period, respectively, all of which, if recognized, would impact the effective income tax rate of the Company. As of December 31, 2013 and 2012, the Company had recorded a total of $0.4 million for each period respectively of accrued interest and penalties related to uncertain tax positions. The Company foresees no significant changes to the facts and circumstances underlying its reserves and allowances for uncertain income tax positions as reasonably possible during the next 12 months. As of December 31, 2013, the Company is subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2002 through 2013. The Company is also subject to unexpired statutes of limitation for Indiana state income taxes for the years 2002 through 2013.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands) and all balances as of December 31, 2013 are included in Other Noncurrent Liabilities in the Company’s consolidated Balance Sheet:

Balance at January 1, 2012	$10,095

Increase in prior year tax positions	885

Balance at December 31, 2012	$10,980

Decrease in prior year tax positions	(9)

Balance at December 31, 2013	$10,971

12.          COMMITMENTS AND CONTINGENCIES

a.     Litigation

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, and is periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations").  As of December 31, 2013, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

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

Based on its current knowledge, and taking into consideration its litigation-related liabilities, the Company believes it is not a party to, nor is any of its properties the subject of, any pending legal proceeding or governmental examination other than the matters below, which are addressed individually, that would have a material adverse effect on the Company's consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, in light of the uncertainties involved in such matters, the ultimate outcome of a particular matter could be material to the Company's operating results for a particular period depending on, among other factors, the size of the loss or liability imposed and the level of the Company's income for that period. Costs associated with the litigation and settlements of legal matters are reported within General and Administrative Expenses in the Consolidated Statements of Operations.

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

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil.   On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK.  The total ordered damages amount is approximately R$26.7 million (Brazilian Reais), which is approximately $11.4 million U.S. dollars using current exchange rates and exclusive of any potentially court-imposed interest, fees or inflation adjustments (which are currently estimated at a maximum of approximately $60 million, at current exchange rates, but may change with the passage of time and/or the discretion of the court at the time of final judgment in this matter).  Due, in part, to the amount and type of damages awarded by the Fourth Civil Court of Curitiba, Wabash immediately filed for clarification of the judgment.  The Fourth Civil Court has issued its clarification of judgment, leaving the underlying decision unchanged and referring the parties to the State of Paraná Court of Appeals for any further appeal of the decision.  As such, Wabash filed its notice of appeal with the Court of Appeals, as well as its initial appeal papers, on April 22, 2013.  The Court of Appeals has the authority to re-hear all facts presented to the lower court, as well as to reconsider the legal questions presented in the case, and to render a new judgment in the case without regard to the lower court’s findings.  Pending outcome of this appeal process, the judgment is not enforceable by the plaintiff.  As of this time, the appeal is pending, the full panel of appeal judges has not yet been assigned, and the parties have not made additional arguments before the Court of Appeals.  Any ruling from the Court of Appeals is not expected before the second quarter of 2014, and, accordingly, the judgment rendered by the lower court cannot be enforced prior to that time, and may be overturned or reduced as a result of this process.  The Company believes that the claims asserted by BK are without merit and it intends to continue to vigorously defend its position.  The Company has not recorded a charge with respect to this loss contingency as of December 31, 2013.  Furthermore, at this time, the Company does not have sufficient information to predict the ultimate outcome of the case and is unable to estimate the amount of any reasonable possible loss or range of loss that it may be required to pay at the conclusion of the case.  The Company will reassess the need for the recognition of a loss contingency upon official assignment of the case to a judging panel in the Court of Appeals, upon a decision to settle this case with the plaintiffs or an internal decision as to an amount that the Company would be willing to settle or upon the outcome of the appeals process.

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

Environmental Disputes

Bulk Tank International, S. de R.L. de C.V. (“Bulk”), one of the Walker companies acquired by the Company on May 8, 2012, entered into agreements in 2011 with the Mexican federal environmental agency, PROFEPA, and the applicable state environmental agency, PROPAEG, pursuant to PROFEPA’s and PROPAEG’s respective environmental audit programs to resolve noncompliance with federal and state environmental laws at Bulk’s Guanajuato facility (“Compliance Agreements”).  Bulk completed all required corrective actions and received a Certification of Clean Industry from PROPAEG; Bulk is seeking the same certification from PROFEPA, which the Company expects it will receive following an audit and review to be conducted by PROFEPA in late February 2014.    The Company does not expect that this matter will have a material adverse effect on its financial condition or results of operations.

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

In September 2003, the Company was noticed as a PRP by the EPA pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site (the “Superfund Site”) pursuant to CERCLA.  The EPA’s allegation that the Company was a PRP arises out of the Company’s acquisition of a former branch facility located approximately five miles from the original Superfund Site.  The Company acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002.  In June 2010, the Company was contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that the Company contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010.  The Company initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from the Company.  If the settlement is approved by all parties, it will prevent any third party from successfully bringing claims against the Company for environmental contamination relating to this former branch property.  The Company has been awaiting approval from the ADEQ since the settlement was first proposed in July 2010.  Based on communications with the RID and ADEQ in December 2013, the Company does not expect to receive a response regarding the approval of the settlement from the ADEQ for, at least, several additional months.  Based upon the Company’s limited period of ownership of the former branch property, and the fact that it no longer owns the former branch property, it does not anticipate that the ADEQ will reject the proposed settlement, but no assurance can be given at this time as to the ADEQ’s response to the settlement proposal.  The proposed settlement terms have been accrued and did not have a material adverse effect on the Company’s financial condition or results of operations, and it believes that any ongoing proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

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

The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts.  Based on these evaluations, the Company estimates a lower and upper range for treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time.  As of December 31, 2013, in addition to a reserve of $0.2 million relating to the ADEQ proposed settlement discussed above, the Company had reserved estimated remediation costs of $0.7 million for activities at existing and former properties which are recorded within Other Accrued Liabilities in the Consolidated Balance Sheet.

c.     Letters of Credit

As of December 31, 2013, the Company had standby letters of credit totaling $8.9 million issued in connection with workers compensation claims and surety bonds.

d.     Purchase Commitments

The Company has $32.8 million in purchase commitments through December 2014 for various raw material commodities, including aluminum, steel, nickel and copper as well as other raw material components which are within normal production requirements.

13.	SEGMENTS AND RELATED INFORMATION

a.	Segment Reporting

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

                The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company evaluates segment performance based on income from operations.  The Company has not allocated certain corporate related administrative costs, interest and income taxes included in the corporate and eliminations segment to the Company’s other reportable segment.  The Company accounts for intersegment sales and transfers at cost plus a specified mark-up.  The Company manages its assets and capital spending on a consolidated basis, not by operating segment, as the assets and capital spending of the Diversified Products segment are intermixed with those of the Commercial Trailer Products segment.  Therefore, our chief operating decision maker does not review any asset or capital spending information by operating segment and, accordingly, we do not report asset or capital spending information by operating segment.  Reportable segment information is as follows (in thousands):

	Commercial	Diversified		Corporate and
	Trailer Products	Products	Retail	Eliminations	Consolidated
2013
Net sales
External customers	$1,009,527	$446,013	$180,146	$-	$1,635,686
Intersegment sales	71,718	55,967	1,340	(129,025)	$-
Total net sales	$1,081,245	$501,980	$181,486	$(129,025)	$1,635,686

Depreciation and amortization	10,452	23,995	2,029	1,860	38,336
Income (Loss) from operations	51,485	64,808	2,885	(15,987)	103,191
Reconciling items to net income
Interest expense					26,308
Loss on debt extinguishment					1,889
Other, net					(2,629)
Income tax expense					31,094
Net income					$46,529

2012
Net sales
External customers	$993,862	$310,982	$157,010	$-	$1,461,854
Intersegment sales	69,427	45,011	635	(115,073)	$-
Total net sales	$1,063,289	$355,993	$157,645	$(115,073)	$1,461,854

Depreciation and amortization	11,014	11,029	710	2,812	25,565
Income (Loss) from operations	47,314	49,824	2,922	(29,576)	70,484
Reconciling items to net income
Interest expense					21,724
Other, net					97
Income tax benefit					(56,968)
Net income					$105,631

2011
Net sales
External customers	$1,010,131	$52,048	$125,065	$-	$1,187,244
Intersegment sales	61,163	54,432	-	(115,595)	$-
Total net sales	$1,071,294	$106,480	$125,065	$(115,595)	$1,187,244

Depreciation and amortization	10,273	1,866	631	2,821	15,591
Income (Loss) from operations	18,536	14,630	(275)	(13,101)	19,790
Reconciling items to net income
Interest expense					4,136
Loss on debt extinguishment					668
Other, net					(227)
Income tax expense					171
Net income					$15,042

b.	Customer Concentration

The Company is subject to a concentration of risk as the five largest customers together accounted for approximately 17%, 23% and 32% of the Company’s aggregate net sales in 2013, 2012 and 2011, respectively, with one customer representing approximately 13% of net sales in 2011.  International sales, primarily to Canadian customers, accounted for less than 10% in each of the last three years.

c.	Product Information

The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other.  The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Commercial	Diversified
Year ended December 31,	Trailer Products	Products	Retail	Consolidated
2013	$	$	$	$	%
New trailers	959,116	204,812	82,995	1,246,923	76.2
Used trailers	33,443	3,158	12,814	49,415	3.0
Components, parts and service	7,387	92,869	80,070	180,326	11.0
Equipment and other	9,581	145,174	4,267	159,022	9.8
Total net external sales	1,009,527	446,013	180,146	1,635,686	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
2012	$	$	$	$	%
New trailers	959,094	131,236	73,524	1,163,854	79.6
Used trailers	23,534	1,887	14,762	40,183	2.7
Components, parts and service	2,323	64,145	65,279	131,747	9.0
Equipment and other	8,911	113,714	3,445	126,070	8.7
Total net external sales	993,862	310,982	157,010	1,461,854	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
2011	$	$	$	$	%
New trailers	983,896	-	66,578	1,050,474	88.5
Used trailers	13,386	-	13,103	26,489	2.2
Components, parts and service	2,847	44,114	45,289	92,250	7.8
Equipment and other	10,002	7,934	95	18,031	1.5
Total net external sales	1,010,131	52,048	125,065	1,187,244	100.0

14.          CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal years 2013, 2012 and 2011 (dollars in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2013
Net sales	$324,229	$413,126	$439,977	$458,354
Gross profit	42,186	58,853	61,497	52,587
Net income(1)	5,735	14,135	16,236	10,423
Basic net income per share	0.08	0.20	0.24	0.15
Diluted net income per share(3)	0.08	0.20	0.23	0.15
2012
Net sales	$277,682	$362,408	$405,917	$415,847
Gross profit	19,729	39,681	50,074	54,339
Net income(1)(2)	5,064	1,942	18,441	80,184
Basic and diluted net income per share(3)	0.07	0.03	0.27	1.16
2011
Net sales	$221,984	$287,095	$336,433	$341,732
Gross profit	16,501	16,240	13,320	20,659
Net income	3,197	3,302	1,092	7,451
Basic and diluted net income per share(3)	0.05	0.05	0.02	0.11

(1)
Net income includes pre-tax charges of $1.7 million, $13.6 million, $2.4 million and $0.5 million for the first, second, third and fourth quarters of 2012, respectively, and $0.6 million, $0.2 million and less than $0.1 million for the first, second and third quarters of 2013, respectively, in connection with acquisition related charges associated with the Company’s acquisition of Walker as well as the purchase of certain assets of Beall.

(2)	Net income for the fourth quarter of 2012 includes an income tax benefit of $59.0 million primarily related to the reversal of a U.S. valuation allowance against its deferred tax assets.
(3)
Basic and diluted net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may differ from annual net income per share due to rounding.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013, including those procedures described below, we, including our Chief Executive Officer and our Chief Financial Officer, determined that those controls and procedures were effective.

On February 4, 2013, we completed the acquisition of certain assets of the tank and trailer business of Beall Corporation.  The acquired business included certain previously existing information systems and internal control over financial reporting.  In conducting our evaluation of effectiveness of our internal control over financial reporting, we have elected to exclude the acquired business from our fiscal 2013 evaluation as permitted under SEC rules.  We are currently in the process of evaluating and integrating the acquired business’s historical internal control over financial reporting with ours.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

The management of Wabash National Corporation (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles; (3) provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls over certain assets of Beall Corporation, which is included in the 2013 consolidated financial statements of Wabash National Corporation and constituted $18 million and $15 million of the Company’s total and net assets, respectively, as of December 31, 2013 and $10 million of the Company’s sales for the year then ended.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO).  Based on this assessment, we have concluded that internal control over financial reporting is effective as of December 31, 2013.

Ernst & Young LLP, an Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2013, and its report on internal controls over financial reporting as of December 31, 2013 appears on the following page.

Richard J. Giromini	President and Chief Executive Officer
Jeffery L. Taylor	Senior Vice President and Chief Financial Officer

February 27, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wabash National Corporation:

We have audited Wabash National Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria).  Wabash National Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls over certain assets of Beall Corporation, which is included in the 2013 consolidated financial statements of Wabash National Corporation and constituted $18 million and $15 million of total and net assets, respectively, as of December 31, 2013 and $10 million of sales for the year then ended.  Our audit of internal control over financial reporting of Wabash National Corporation also did not include an evaluation of the internal control over financial reporting of the accounts of Beall Corporation.

In our opinion, Wabash National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wabash National Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana
February 27, 2014

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—EXECUTIVE OFFICERS OF THE REGISTRANT

The Company hereby incorporates by reference the information contained under the heading “Executive Officers of Wabash National Corporation” from Item 1 Part I of this Annual Report.

The Company hereby incorporates by reference the information contained under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” or “Election of Directors” from its definitive Proxy Statement to be delivered to stockholders of the Company in connection with the 2014 Annual Meeting of Stockholders to be held May 15, 2014.

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

ITEM 11—EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the information contained under the headings “Executive Compensation" and “Director Compensation” from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2014 Annual Meeting of Stockholders to be held May 15, 2014.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company hereby incorporates by reference the information contained under the headings "Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2014 Annual Meeting of Stockholders to be held on May 15, 2014.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company hereby incorporates by reference the information contained under the headings “Election of Directors” and “Related Persons Transactions Policy” from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2014 Annual Meeting of Stockholders to be held on May 15, 2014.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of this form and the audit committee’s pre-approval policies and procedures regarding the engagement of the principal accountant are incorporated herein by reference to the information contained under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” from the Company’s definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2014 Annual Meeting of Stockholders to be held on May 15, 2014.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements: The Company has included all required financial statements in Item 8 of this Form 10-K. The financial statement schedules have been omitted as they are not applicable or the required information is included in the Notes to the consolidated financial statements.

(b)	Exhibits: The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

2.01	Purchase and Sale Agreement by and among the Company, Walker Group Holdings LLC and Walker Group Holdings LLC dated as of March 26, 2012 (16)
3.01	Amended and Restated Certificate of Incorporation of the Company, as amended (13)
3.02	Certificate of Designations of Series D Junior Participating Preferred Stock (6)
3.03	Amended and Restated Bylaws of the Company, as amended (12)
4.01	Specimen Stock Certificate (1)
4.02	Rights Agreement between the Company and National City Bank as Rights Agent dated December 28, 2005 (7)
4.03	Amendment No. 1 to the Rights Agreement dated July 17, 2009 (11)
4.04	Indenture, dated April 23, 2012 between the Company and Wells Fargo Bank, National Association, as trustee (17)
4.05	Supplemental Indenture, dated April 23, 2012 between the Company and Wells Fargo Bank, National Association, as trustee (17)
10.01#	Executive Employment Agreement dated June 28, 2002 between the Company and Richard J. Giromini (2)
10.02	Asset Purchase Agreement dated July 22, 2003 (3)
10.03	Amendment No. 1 to the Asset Purchase Agreement dated September 19, 2003 (3)
10.04#	2004 Stock Incentive Plan (4)
10.05#	Corporate Plan for Retirement – Executive Plan (5)
10.06#	Amendment to Executive Employment Agreement dated January 1, 2007 between the Company and Richard J. Giromini (8)
10.07#	Form of Non-Qualified Stock Option Agreement under the 2007 Omnibus Incentive Plan (9)
10.08#	Form of Restricted Stock Agreement under the 2007 Omnibus Incentive Plan (9)
10.09#	2007 Omnibus Incentive Plan, as amended (10)
10.10#	2011 Omnibus Incentive Plan (14)
10.11#	Change in Control Severance Pay Plan (15)
10.12	Amended and Restated Credit Agreement, dated May 8, 2012, by and among Wabash National Corporation, certain of its subsidiaries identified on the signature page thereto, Wells Fargo Capital Finance, LLC as joint lead arranger, joint bookrunner and administrative agent, RBS Citizens Business Capital, a division of RBS Citizens, N.A., as joint lead arranger, joint bookrunner and syndication agent, BMO Harris Bank, N.A., as documentation agent, and the other lenders and agents therein (18)
10.13
Amended and Restated General Continuing Guaranty, dated as of May 8, 2012, by each subsidiary of Wabash National Corporation party thereto in favor of Wells Fargo Capital Finance, LLC, as administrative agent for the secured parties under the Amended and Restated Credit Agreement, dated May 8, 2012 (18)

10.14	Credit Agreement dated as of May 8, 2012, among the Wabash National Corporation, the several lender from time to time party thereto Morgan Stanley Senior Funding, Inc., as administrative agent, joint lead arranger and joint bookrunner, and Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunner (18)
10.15	General Continuing Guarantee, dated as of May 8, 2012, by each subsidiary of Wabash National Corporation party thereto in favor of Morgan Stanley Senior Funding, Inc., as administrative agent for the secured parties under the Credit Agreement, dated May 8, 2012 (18)
21.01	List of Significant Subsidiaries (19)
23.01	Consent of Ernst & Young LLP (19)

31.01	Certification of Principal Executive Officer (19)
31.02	Certification of Principal Financial Officer (19)
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (19)
101	Interactive Data File Pursuant to Rule 405 of Regulation S-T

#	Management contract or compensatory plan
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to the Registrant’s registration statement on Form S-3 (Registration No. 333-27317) filed on May 16, 1997
(2)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (File No. 1-10883)
(3)	Incorporated by reference to the Registrant’s Form 8-K filed on September 29, 2003 (File No. 1-10883)
(4)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 1-10883)
(5)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2005 (File No. 1-10883)
(6)	Incorporated by reference to the Registrant’s Form 8-K filed on December 28, 2005 (File No. 1-10883)
(7)	Incorporated by reference to the Registrant’s registration statement on Form 8-A12B filed on December 28, 2005 (File No. 1-10883)
(8)	Incorporated by reference to the Registrant’s Form 8-K filed on January 8, 2007 (File No. 1-10883)
(9)	Incorporated by reference to the Registrant’s Form 8-K filed on May 24, 2007 (File No. 1-10883)
(10)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2007 (File No. 1-10883)
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on July 20, 2009 (File No. 1-10883)
(12)	Incorporated by reference to the Registrant’s Form 8-K filed on August 4, 2009 (File No. 1-10883)
(13)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2011 (File No. 1-10883)
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on May 25, 2011 (File No. 1-10883)
(15)	Incorporated by reference to the Registrant’s Form 8-K filed on September 14, 2011 (File No. 1-10883)
(16)	Incorporated by reference to the Registrant’s Form 8-K filed on March 27, 2012 (File No.001-10883)
(17)	Incorporated by reference to the Registrant’s Form 8-K filed on April 23, 2012 (File No.001-10883)
(18)	Incorporated by reference to the Registrant’s Form 8-K filed on May 14, 2012 (File No 001-10883)
(19)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WABASH NATIONAL CORPORATION

February 27, 2014	By:	/s/ Jeffery L. Taylor
Jeffery L. Taylor
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date	Signature and Title

February 27, 2014	By:	/s/ Richard J. Giromini
Richard J. Giromini
President and Chief Executive Officer, Director (Principal Executive Officer)

February 27, 2014	By:	/s/ Jeffery L. Taylor
Jeffery L. Taylor
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

February 27, 2014	By:	/s/ Martin C. Jischke
Dr. Martin C. Jischke
Chairman of the Board of Directors

February 27, 2014	By:	/s/ James D. Kelly
James D. Kelly
Director

February 27, 2014	By:	/s/ John E. Kunz
John E. Kunz
Director

February 27, 2014	By:	/s/ Larry J. Magee
Larry J. Magee
Director

February 27, 2014	By:	/s/ Ann D. Murtlow
Ann D. Murtlow
Director

February 27, 2014	By:	/s/ Scott K. Sorensen
Scott K. Sorensen
Director

