Form 10-Q
period 2014-03-31
WABASH NATIONAL CORP /DE
filed 2014-04-28
CIK 879526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2014 OR
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

Yes ☐ No ☒

The number of shares of common stock outstanding at April 23, 2014 was 68,916,867.

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$65,736	$113,262
Accounts receivable	118,864	120,358
Inventories	262,915	184,173
Deferred income taxes	16,902	21,576
Prepaid expenses and other	11,197	9,632
Total current assets	$475,614	$449,001

PROPERTY, PLANT AND EQUIPMENT	140,254	142,082

DEFERRED INCOME TAXES	1,044	1,401

GOODWILL	149,950	149,967

INTANGIBLE ASSETS	153,746	159,181

OTHER ASSETS	11,425	10,613
	$932,033	$912,245

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$3,250	$3,245
Current portion of capital lease obligations	1,529	1,609
Accounts payable	129,316	112,151
Other accrued liabilities	91,008	99,358
Total current liabilities	$225,103	$216,363

LONG-TERM DEBT	359,270	358,890

CAPITAL LEASE OBLIGATIONS	6,584	6,851

DEFERRED INCOME TAXES	2,191	1,234

OTHER NONCURRENT LIABILITIES	7,504	6,528

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 68,908,030 and 68,523,419 shares outstanding, respectively	708	705
Additional paid-in capital	629,009	625,971
Accumulated deficit	(269,832)	(277,128)
Accumulated other comprehensive income	144	(18)
Treasury stock at cost, 1,987,073 and 1,873,870 common shares, respectively	(28,648)	(27,151)
Total stockholders' equity	$331,381	$322,379
	$932,033	$912,245

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

NET SALES	$358,120	$324,229

COST OF SALES	311,448	282,043

Gross profit	$46,672	$42,186

GENERAL AND ADMINISTRATIVE EXPENSES	14,472	13,675

SELLING EXPENSES	7,264	7,667

AMORTIZATION OF INTANGIBLES	5,471	5,370

ACQUISITION EXPENSES	-	618

Income from operations	$19,465	$14,856

OTHER INCOME (EXPENSE):
Interest expense	(5,717)	(7,535)
Other, net	32	2,238

Income before income taxes	$13,780	$9,559

INCOME TAX EXPENSE	6,484	3,824

Net income	$7,296	$5,735

BASIC NET INCOME PER SHARE	$0.11	$0.08

DILUTED NET INCOME PER SHARE	$0.10	$0.08

The accompanying notes are an integral part of these Condensed Consolidated Statements.

4

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

NET INCOME	$7,296	$5,735

Other comprehensive income (loss):
Foreign currency translation adjustment	161	(255)
Total other comprehensive income (loss)	161	(255)

COMPREHENSIVE INCOME	$7,457	$5,480

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Cash flows from operating activities
Net income	$7,296	$5,735
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	4,042	4,406
Amortization of intangibles	5,471	5,370
Deferred income taxes	5,988	3,790
Stock-based compensation	1,640	1,884
Accretion of debt discount	1,195	1,126
Changes in operating assets and liabilities
Accounts receivable	1,494	(4,593)
Inventories	(78,742)	(46,580)
Prepaid expenses and other	(1,565)	(83)
Accounts payable and accrued liabilities	8,815	19,563
Other, net	311	1,716
Net cash used in operating activities	$(44,055)	$(7,666)

Cash flows from investing activities
Capital expenditures	(2,078)	(2,564)
Acquisition	-	(13,860)
Other	-	2,418
Net cash used in investing activities	$(2,078)	$(14,006)

Cash flows from financing activities
Proceeds from exercise of stock options	1,517	161
Borrowings under revolving credit facilities	175	223
Payments under revolving credit facilities	(175)	(223)
Principal payments under capital lease obligations	(603)	(441)
Principal payments under term loan credit facility	(693)	(750)
Principal payments under industrial revenue bond	(117)	(38)
Debt issuance costs paid	-	(41)
Stock repurchase	(1,497)	(35)
Net cash used in financing activities	$(1,393)	$(1,144)

Net decrease in cash and cash equivalents	$(47,526)	$(22,816)
Cash and cash equivalents at beginning of period	113,262	81,449
Cash and cash equivalents at end of period	$65,736	$58,633

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF THE BUSINESS

The condensed consolidated financial statements of Wabash National Corporation (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations and cash flows. Certain reclassifications have been made to prior periods to conform to the current year presentation. These reclassifications had no effect on net income for the periods previously reported. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2013 Annual Report on Form 10-K.

2.	ACQUISITIONS

In February 2013, the Company completed the acquisition of certain assets of the tank and trailer business of Beall Corporation, a Portland, Oregon-based manufacturer of aluminum tank trailers and related equipment. Beall Corporation began Chapter 11 reorganization proceedings in September of 2012, followed by a bankruptcy-court approved auction of its assets in December of 2012. The Company was the winning bidder for certain assets of Beall’s tank and trailer business, including equipment, inventory, certain product designs, intellectual property and other related assets. The aggregate consideration paid by the Company for the acquired assets and the assumed liabilities was $13.9 million and was allocated to the opening balance sheet as follows (in thousands):

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

In connection with the Beall asset purchase, the Company entered into a separate ten year capital lease agreement for Beall’s manufacturing facility in Portland, Oregon, with payments totaling approximately $4.7 million for such ten year period.

The Company incurred various costs related to recent acquisitions including professional fees for diligence, legal and accounting services. These costs have been recorded as Acquisition Expenses in the Condensed Consolidated Statements of Operations.

3.	INVENTORIES

Inventories are stated at the lower of cost, primarily determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured inventory includes raw material, labor and overhead. Inventories consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Raw materials and components	$70,377	$54,699
Work in progress	24,391	20,749
Finished goods	139,670	82,673
Aftermarket parts	9,904	10,389
Used trailers	18,573	15,663
	$262,915	$184,173

4.	DEBT

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2014	2013
Convertible senior notes	$150,000	$150,000
Term loan credit agreement	234,230	234,923
Industrial revenue bond	2,002	2,119
	$386,232	$387,042
Less: unamortized discount	(23,712)	(24,907)
Less: current portion	(3,250)	(3,245)
	$359,270	$358,890

Convertible Senior Notes

In April 2012, the Company issued Convertible Senior Notes due 2018 (the “Notes”) with an aggregate principal amount of $150 million in a public offering. The Notes bear interest at the rate of 3.375% per annum from the date of issuance, payable semi-annually on May 1 and November 1. The Notes are senior unsecured obligations of the Company ranking equally with its existing and future senior unsecured debt.

The Notes are convertible by their holders into cash, shares of the Company’s common stock or any combination thereof at the Company’s election, at an initial conversion rate of 85.4372 shares of the Company’s common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events as described in the indenture for the Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date. As of March 31, 2014, the Notes were not convertible based on the above criteria. If the Notes were converted as of March 31, 2014, the if-converted value would exceed the principal amount by approximately $26 million.

It is the Company’s intent to settle conversions through a net share settlement, which involves repayment of cash for the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion. The Company used the net proceeds of approximately $145.1 million from the sale of the Notes to fund a portion of the purchase price of the acquisition of Walker Group Holdings LLC (“Walker”).

The Company accounts separately for the liability and equity components of the Notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance required the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. The Company determined that senior, unsecured corporate bonds traded on the market represent a similar liability to the Notes without the conversion option. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of the Notes to be 7.0%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the Notes, which resulted in a fair value of the liability component of $123.8 million upon issuance, calculated as the present value of implied future payments based on the $150.0 million aggregate principal amount. The $21.7 million difference between the cash proceeds before offering expenses of $145.5 million and the estimated fair value of the liability component was recorded in additional paid-in capital. The discount on the liability portion of the Notes is being amortized.

The Company applies the treasury stock method in calculating the dilutive impact of the Notes. For the period ended March 31, 2014, the Notes had a dilutive impact.

The following table summarizes information about the equity and liability components of the Notes (dollars in thousands). The fair value of the Notes outstanding were measured based on quoted market prices.

	March 31,	December 31,
	2014	2013
Principal amount of the Notes outstanding	$150,000	$150,000
Unamortized discount of liability component	(18,404)	(19,372)
Net carrying amount of liability component	131,596	130,628
Less: current portion	-	-
Long-term debt	$131,596	$130,628
Carrying value of equity component, net of issuance costs	$20,993	$20,993
Remaining amortization period of discount on the liability component	4.1 years	4.3 years

Contractual coupon interest expense and accretion of discount on the liability component for the Notes for the three month periods ended March 31, 2014 and 2013 were as follow (in thousands):

	Three Months Ended March 31,
	2014	2013
Contractual coupon interest expense	$1,266	$1,266
Accretion of discount on the liability component	$968	$904

Revolving Credit Agreement

In May 2012 the Company entered into an amendment and restatement of its then-existing senior secured revolving credit facility among the Company, certain of its subsidiaries (together with the Company, the “Borrowers”), Wells Fargo Capital Finance, LLC, as joint lead arranger, joint bookrunner and administrative agent (the “Revolver Agent”), RBS Citizens Business Capital, a division of RBS Citizens, N.A., as joint lead arranger, joint bookrunner and syndication agent, and the other lenders named therein, as amended (the “Amended and Restated Revolving Credit Agreement”). Also in May 2012, certain of the Company’s subsidiaries (the “Revolver Guarantors”) entered into a general continuing guarantee of the Borrowers’ obligations under the Amended and Restated Revolving Credit Agreement in favor of the lenders (the “Revolver Guarantee”).

The Amended and Restated Revolving Credit Agreement is guaranteed by the Revolver Guarantors and is secured by (i) first priority security interests (subject only to customary permitted liens and certain other permitted liens) in substantially all personal property of the Borrowers and the Revolver Guarantors, consisting of accounts receivable, inventory, cash, deposit and securities accounts and any cash or other assets in such accounts and, to the extent evidencing or otherwise related to such property, all general intangibles, licenses, intercompany debt, letter of credit rights, commercial tort claims, chattel paper, instruments, supporting obligations, documents and payment intangibles (collectively, the “Revolver Priority Collateral”), and (ii) second-priority liens on and security interests in (subject only to the liens securing the Term Loan Credit Agreement, as amended, customary permitted liens and certain other permitted liens) (A) equity interests of each direct subsidiary held by the Borrower and each Revolving Guarantor (subject to customary limitations in the case of the equity of foreign subsidiaries), and (B) substantially all other tangible and intangible assets of the Borrowers and the Revolving Guarantors including equipment, general intangibles, intercompany notes, insurance policies, investment property, intellectual property and material owned real property (in each case, except to the extent constituting Revolver Priority Collateral) (collectively, the “Term Priority Collateral”). The respective priorities of the security interests securing the Amended and Restated Revolving Credit Agreement and the Term Loan Credit Agreement, as amended, are governed by an Intercreditor Agreement between the Revolver Agent and the Term Agent (as defined below) (the “Intercreditor Agreement”). The Amended and Restated Revolving Credit Agreement has a scheduled maturity date of May 8, 2017.

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

As of March 31, 2014, the Company had no outstanding borrowings under the Amended and Restated Revolving Credit Agreement and was in compliance with all covenants. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the revolving credit facility, amounted to $205.9 million as of March 31, 2014.

Term Loan Credit Agreement

In May 2012 the Company entered into a credit agreement among the Company, the several lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, joint lead arranger and joint bookrunner (the “Term Agent”), and Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunner (the “Term Loan Credit Agreement”), which provided for a senior secured term loan facility of $300 million to be advanced at closing and provides for a senior secured incremental term loan facility of up to $75 million, subject to certain conditions, including (i) obtaining commitments from any one or more lenders, whether or not currently party to the Term Loan Credit Agreement, to provide such increased amounts and (ii) the available amount of incremental loans being reduced by the amount of any increases in the maximum revolver amount under the Amended and Restated Revolving Credit Agreement (discussed above). Also in May 2012, certain of the Company’s subsidiaries (the “Term Guarantors”) entered into a general continuing guarantee of the Company’s obligations under the Term Loan Credit Agreement in favor of the Term Agent (the “Term Guarantee”).

In April 2013, the Company entered into Amendment No.1 to Credit Agreement (the “Amendment”), which become effective on May 9, 2013 and amended the Term Loan Credit Agreement. As of the Amendment date, there was approximately $297.0 million of term loans outstanding under the Term Loan Credit Agreement (the “Initial Loans”), of which the Company prepaid $20.0 million in connection with the Amendment. Under the Amendment, the lenders agreed to provide to the Company term loans in an aggregate principal amount of $277.0 million, which were exchanged for and used to refinance the Initial Loans (the “Tranche B-1 Loans”). The Tranche B-1 Loans mature on May 8, 2019, but provide for an accelerated maturity in the event the Company’s outstanding 3.375% Convertible Senior Notes due 2018 are not converted, redeemed, repurchased or refinanced in full on or before the date that is 91 days prior to the maturity date thereof. The Tranche B-1 Loans shall amortize in equal quarterly installments in aggregate amounts equal to 0.25% of the Tranche B-1 Loan amount, with the balance payable at maturity, and will bear interest at a rate, at the Company’s election, equal to (i) LIBOR (subject to a floor of 1.00%) plus a margin of 3.50% or (ii) a base rate plus a margin of 2.50%.

The Term Loan Credit Agreement, as amended, is guaranteed by the Term Guarantors and is secured by (i) first-priority liens on and security interests in the Term Priority Collateral, and (ii) second-priority security interests in the Revolver Priority Collateral. In addition, the Amendment amended the Term Loan Credit Agreement, by among other things, removing the covenant that the Company be required to maintain a minimum interest coverage ratio, and providing for a 1% prepayment premium in the event that the Company enters into a refinancing of, or amendment in respect of, the Tranche B-1 Loans on or prior to the first anniversary of the effective date of the Amendment that, in either case, results in the all-in yield of such refinancing or amendment being less than the all-in yield on the Tranche B-1 Loans. The Term Loan Credit Agreement requires the Company to maintain a maximum senior secured leverage ratio tested as of the last day of each fiscal quarter for the four consecutive fiscal quarters then ending of not more than (A) 4.5 to 1.0 through September 30, 2013, (B) 4.0 to 1.0 thereafter through September 30, 2015, and (C) 3.5 to 1.0 thereafter. The Term Loan Credit Agreement, as amended, also contains conditions providing for either voluntary or mandatory prepayments. Conditions for mandatory prepayments include but are not limited to asset sales with proceeds in excess of $1 million and the amount of excess cash flows, as defined in the Term Loan Credit Agreement, as amended, to be calculated annually with the delivery of financial statements beginning with the fiscal year ending December 31, 2012.

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

As of March 31, 2014, the Company’s senior secured leverage ratio was 1.2:1.0, and the Company was in compliance with all covenants under the Amendment.

For the three months ended March 31, 2014 and 2013, the Company paid interest of $2.7 million and $4.6 million, respectively, and principal of $0.7 million and $0.8 million, respectively, related to the Term Loan Credit Agreement. As of March 31, 2014, the Company had $234.2 million outstanding under the Term Loan Credit Agreement of which $2.8 million was classified as current on the Company’s Condensed Consolidated Balance Sheet. In connection with the closing of the Term Loan Credit Agreement in May 2012 and the Amendment in April 2013, the Company paid a total of $8.5 million in original issuance discount fees which will be amortized over the life of the facility using the effective interest rate method. For the three months ended March 31, 2014 and 2013, the Company charged $0.2 million of amortization for original issuance discount fees as Interest Expense in the Condensed Consolidated Statements of Operations.

Other Debt Facilities

In November 2012, the Company entered into a loan agreement with GE Government Finance, Inc. as lender and the County of Trigg, Kentucky as issuer for a $2.5 million Industrial Revenue Bond. The funds received were used to purchase the equipment needed for the expansion of the Company’s Cadiz, Kentucky facility. The loan bears interest at a rate of 4.25% and matures in March 2018. As of March 31, 2014, the Company had $2.0 million outstanding, of which $0.5 million was classified as current on our Condensed Consolidated Balance Sheet.

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

The investments purchased by the Company (asset) include mutual funds, $0.9 million of which are classified as Level 1, and life-insurance contracts valued based on the performance of underlying mutual funds, $5.6 million of which are classified as Level 2.

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

Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition. Refer to Note 2 for the fair values of assets acquired and liabilities assumed in connection with the acquisition of certain assets of Beall.

The carrying amounts of accounts receivable and accounts payable reported in the Condensed Consolidated Balance Sheets approximate fair value.

Estimated Fair Value of Debt

The estimated fair value of long-term debt at March 31, 2014 consists primarily of the Notes and borrowings under its Term Loan Credit Agreement (see Note 4). The fair value of the Notes, the Term Loan Credit Agreement and the revolving credit facility are based upon third party pricing sources, which generally does not represent daily market activity, nor does it represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the revolving credit facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings. All other debt and capital lease obligations approximate their fair value as determined by discounted cash flows and are classified as Level 3.

The Company’s carrying and estimated fair value of debt, at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014				December 31, 2013
	Carrying	Fair Value			Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Instrument
Convertible senior notes	$131,596	$-	$209,625	$-	$130,628	$-	$197,718	$-
Term loan credit agreement	228,922	-	234,523	-	229,388	-	236,684	-
Industrial revenue bond	2,002	-	-	2,002	2,119	-	-	2,119
Capital lease obligations	8,113	-	-	8,113	8,460	-	-	8,460
	$370,633	$-	$444,148	$10,115	$370,595	$-	$434,402	$10,579

6.	STOCK-BASED COMPENSATION

The Company recognizes all share-based payments based upon their fair value. To value new stock option awards the Company uses a binomial option-pricing model, which incorporates various assumptions including expected volatility, expected term, dividend yield and risk-free interest rates. The expected volatility is based upon the Company’s historical experience. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate utilized for periods throughout the contractual life of the options are based upon U.S. Treasury security yields at the time of grant. The Company also grants restricted stock units subject to service, performance and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance based units is based on the market price of a share of underlying common stock at the date of grant. The fair value of the market based units is based on a lattice valuation model. The amount of compensation costs related to stock options, nonvested restricted stock, restricted stock units and performance units not yet recognized was $12.6 million at March 31, 2014, for which the expense will be recognized through 2017.

7.	CONTINGENCIES

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, and is periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations"). As of March 31, 2014, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

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

Based on its current knowledge, and taking into consideration its litigation-related liabilities, the Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding or governmental examination other than the matters below, which are addressed individually, that would have a material adverse effect on the Company's consolidated financial condition or liquidity. However, in light of the uncertainties involved in such matters, the ultimate outcome of a particular matter could be material to the Company's operating results for a particular period depending on, among other factors, the size of the loss or liability imposed and the level of the Company's income for that period. Costs associated with the litigation and settlements of legal matters are reported within General and Administrative Expenses in the Consolidated Statements of Comprehensive Income.

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

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil. On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damages amount is approximately R$26.7 million (Brazilian Reais), which is approximately $11.8 million U.S. dollars using current exchange rates and exclusive of any potentially court-imposed interest, fees or inflation adjustments (which are currently estimated at a maximum of approximately $63 million, at current exchange rates, but may change with the passage of time and/or the discretion of the court at the time of final judgment in this matter). Due, in part, to the amount and type of damages awarded by the Fourth Civil Court of Curitiba, Wabash immediately filed for clarification of the judgment. The Fourth Civil Court has issued its clarification of judgment, leaving the underlying decision unchanged and referring the parties to the State of Paraná Court of Appeals for any further appeal of the decision. As such, Wabash filed its notice of appeal with the Court of Appeals, as well as its initial appeal papers, on April 22, 2013. The Court of Appeals has the authority to re-hear all facts presented to the lower court, as well as to reconsider the legal questions presented in the case, and to render a new judgment in the case without regard to the lower court’s findings. Pending outcome of this appeal process, the judgment is not enforceable by the plaintiff. Any ruling from the Court of Appeals is not expected prior to the end of 2014, and, accordingly, the judgment rendered by the lower court cannot be enforced prior to that time, and may be overturned or reduced as a result of this process. The Company believes that the claims asserted by BK are without merit and it intends to continue to vigorously defend its position. The Company has not recorded a charge with respect to this loss contingency as of March 31, 2014. Furthermore, at this time, the Company does not have sufficient information to predict the ultimate outcome of the case and is unable to estimate the amount of any reasonable possible loss or range of loss that it may be required to pay at the conclusion of the case. The Company will reassess the need for the recognition of a loss contingency upon official assignment of the case in the Court of Appeals, upon a decision to settle this case with the plaintiffs or an internal decision as to an amount that the Company would be willing to settle or upon the outcome of the appeals process.

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

Walker Acquisition

On May 8, 2012, the Company completed the acquisition of Walker pursuant to the Purchase and Sale Agreement for $377.0 million in cash. In connection with the acquisition there is an outstanding claim of approximately $2.9 million for unpaid benefits owed by the Seller that is currently in dispute and that is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Environmental Disputes

Bulk Tank International, S. de R.L. de C.V. (“Bulk”), one of the Walker companies acquired by the Company on May 8, 2012, entered into agreements in 2011 with the Mexican federal environmental agency, PROFEPA, and the applicable state environmental agency, PROPAEG, pursuant to PROFEPA’s and PROPAEG’s respective environmental audit programs to resolve noncompliance with federal and state environmental laws at Bulk’s Guanajuato facility. Bulk completed all required corrective actions and received a Certification of Clean Industry from PROPAEG, and is seeking the same certification from PROFEPA, which the Company expects it will receive following the conclusion of the audit process performed by PROFEPA in February and March of 2014. As a result, the Company does not expect that this matter will have a material adverse effect on its financial condition or results of operations.

In January 2012, the Company was noticed as a potentially responsible party (“PRP”) by the U.S. Environmental Protection Agency (“EPA”) and the Louisiana Department of Environmental Quality (“LDEQ”) pertaining to the Marine Shale Processors Site located in Amelia, Louisiana (“MSP Site”) pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and corresponding Louisiana statutes. PRPs include current and former owners and operators of facilities at which hazardous substances were allegedly disposed. The EPA’s allegation that the Company is a PRP arises out of one alleged shipment of waste to the MSP Site in 1992 from the Company’s branch facility in Dallas, Texas. As such, the MSP Site PRP Group notified the Company in January 2012 that, as a result of a March 18, 2009 Cooperative Agreement for Site Investigation and Remediation entered into between the MSP Site PRP Group and the LDEQ, the Company was being offered a “De Minimis Cash-Out Settlement” to contribute to the remediation costs, which would remain open until February 29, 2012. The Company chose not to enter into the settlement and has denied any liability. In addition, the Company has requested that the MSP Site PRP Group remove the Company from the list of PRPs for the MSP Site, based upon the following facts: the Company acquired this branch facility in 1997 – five years after the alleged shipment - as part of the assets the Company acquired out of the Fruehauf Trailer Corporation (“Fruehauf”) bankruptcy (Case No. 96-1563, United States Bankruptcy Court, District of Delaware (“Bankruptcy Court”)); as part of the Asset Purchase Agreement regarding the Company’s purchase of assets from Fruehauf, the Company did not assume liability for “Off-Site Environmental Liabilities,” which are defined to include any environmental claims arising out of the treatment, storage, disposal or other disposition of any Hazardous Substance at any location other than any of the acquired locations/assets; the Bankruptcy Court, in an Order dated May 26, 1999, also provided that, except for those certain specified liabilities assumed by the Company under the terms of the Asset Purchase Agreement, the Company and its subsidiaries shall not be subject to claims asserting successor liability; and the “no successor liability” language of the Asset Purchase Agreement and the Bankruptcy Court Order form the basis for the Company’s request that it be removed from the list of PRPs for the MSP Site. The MSP Site PRP Group is currently considering the Company’s request, but has provided no timeline to the Company for a response. However, the MSP Site PRP Group has agreed to indefinitely extend the time period by which the Company must respond to the De Minimis Cash-Out Settlement offer. The Company does not expect that this proceeding will have a material adverse effect on its financial condition or results of operations.

In September 2003, the Company was noticed as a PRP by the EPA pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site (the “Superfund Site”) pursuant to the CERCLA. The EPA’s allegation that the Company was a PRP arises out of the Company’s acquisition of a former branch facility located approximately five miles from the original Superfund Site. The Company acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002. In June 2010, the Company was contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that the Company contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010. The Company initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from the Company. If the settlement is approved by all parties, it will prevent any third party from successfully bringing claims against the Company for environmental contamination relating to this former branch property. The Company has been awaiting approval from the ADEQ since the settlement was first proposed in July 2010. Based on communications with the RID and ADEQ in March 2014, the Company does not expect to receive a response regarding the approval of the settlement from the ADEQ for, at least, several additional months. Based upon the Company’s limited period of ownership of the former branch property, and the fact that it no longer owns the former branch property, it does not anticipate that the ADEQ will reject the proposed settlement, but no assurance can be given at this time as to the ADEQ’s response to the settlement proposal. The proposed settlement terms have been accrued and did not have a material adverse effect on the Company’s financial condition or results of operations, and the Company believes that any ongoing proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

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

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Basic net income per share:
Net income applicable to common stockholders	$7,296	$5,735
Undistributed earnings allocated to participating securities	(61)	(51)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$7,235	$5,684
Weighted average common shares outstanding	68,669	68,395
Basic net income per share	$0.11	$0.08

Diluted net income per share:
Net income applicable to common stockholders	$7,296	$5,735
Undistributed earnings allocated to participating securities	(61)	(51)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$7,235	$5,684

Weighted average common shares outstanding	68,669	68,395
Dilutive shares from assumed conversion of convertible senior notes	1,591	-
Dilutive stock options and restricted stock	828	433
Diluted weighted average common shares outstanding	71,088	68,828
Diluted net income per share	$0.10	$0.08

Average diluted shares outstanding for the three month periods ended March 31, 2014 and 2013 exclude options to purchase common shares totaling 576 and 1,438, respectively, because the exercise prices were greater than the average market price of the common shares. In addition, the calculation of diluted net income per share for the quarter ended March 31, 2014 includes the impact of the Notes as the average stock price of the Company’s common stock during this period was above the initial conversion price of approximately $11.70 per share. The calculation of diluted net income per share for the quarter ended March 31, 2013 excludes the impact of the Notes as the average stock price of the Company’s common stock during this previous year period was below the initial conversion price.

9.	INCOME TAXES

The Company recognized income tax expense of $6.5 million in the first three months of 2014 compared to $3.8 million for the same period in the prior year. The effective tax rate for the first three months of 2014 was 47.1%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes and the revaluation of the Company’s net deferred tax assets due to a reduction in its state and local statutory income tax rates. The effective tax rate for the first three months of 2013 was 40.0%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes.

10.	OTHER ACCRUED LIABILITIES

The following table presents major components of Other Accrued Liabilities (in thousands):

	March 31,	December 31,
	2014	2013
Warranty	$14,613	$14,719
Payroll and related taxes	17,277	29,399
Self-insurance	9,352	9,399
Accrued taxes	8,314	8,520
Customer deposits	34,125	30,730
All other	7,327	6,591
	$91,008	$99,358

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2014	2013
Balance as of January 1	$14,719	$14,886
Provision for warranties issued in current year	1,179	1,400
Provision for pre-existing warranties	-	650
Payments	(1,285)	(1,573)
Balance as of March 31	$14,613	$15,363

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

	Commercial	Diversified		Corporate and
	Trailer Products	Products	Retail	Eliminations	Consolidated
Three Months Ended March 31,
2014
Net sales
External customers	$206,997	$105,764	$45,359	$-	$358,120
Intersegment sales	20,453	14,185	277	(34,915)	-
Total net sales	$227,450	$119,949	$45,636	$(34,915)	$358,120

Income (Loss) from operations	$8,931	$12,857	$1,050	$(3,373)	$19,465
Reconciling items to income before income taxes
Interest expense					(5,717)
Other, net					32
Income before income taxes					$13,780

2013
Net sales
External customers	$183,986	$99,689	$40,554	$-	$324,229
Intersegment sales	14,091	12,305	289	(26,685)	-
Total net sales	$198,077	$111,994	$40,843	$(26,685)	$324,229

Income (Loss) from operations	$5,320	$13,519	$873	$(4,856)	$14,856
Reconciling items to income before income taxes
Interest expense					(7,535)
Other, net					2,238
Income before income taxes					$9,559

b. Product Information

The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
	$	$	$	$	%
Three Months Ended March 31,
2014
New trailers	193,000	54,847	20,271	268,118	74.9
Used trailers	11,248	1,178	3,639	16,065	4.5
Components, parts and service	580	20,420	20,698	41,698	11.6
Equipment and other	2,169	29,319	751	32,239	9.0
Total net external sales	206,997	105,764	45,359	358,120	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
	$	$	$	$	%
2013
New trailers	175,003	43,521	16,943	235,467	72.6
Used trailers	5,050	949	2,648	8,647	2.7
Components, parts and service	2,705	18,901	19,679	41,285	12.7
Equipment and other	1,228	36,318	1,284	38,830	12.0
Total net external sales	183,986	99,689	40,554	324,229	100.0

12.	NEW ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. ASU 2013-11 is effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. The adoption did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report of Wabash National Corporation (the “Company”, “Wabash” or “we”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forward-looking statements” include, but are not limited to, statements regarding:

•	our business plan;

•	the benefits of, and our plans relating to the acquisitions of Walker Group Holdings (“Walker”) and certain assets of Beall Corporation (“Beall”), the amount of transaction costs associated with the acquisitions and our ability to effectively integrate Walker and the Beall assets and realize the expected synergies and benefits;

•	our expected revenues, income or loss and capital expenditures;

•	our ability to manage our indebtedness;

•	our strategic plan and plans for future operations;

•	financing needs, plans and liquidity, including for working capital and capital expenditures;

•	our ability to achieve sustained profitability;

•	reliance on certain customers and corporate relationships;

•	our ability to diversify the product offerings of non-trailer businesses and opportunities to leverage the acquired Walker and Beall businesses to grow sales in our existing products;

•	availability and pricing of raw materials;

•	availability of capital and financing;

•	dependence on industry trends;

•	the outcome of any pending litigation;

•	export sales and new markets;

•	engineering and manufacturing capabilities and capacity;

•	acceptance of new technology and products;

•	government regulation; and

•	assumptions relating to the foregoing.

Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed in “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2013. Each forward-looking statement contained in this Quarterly Report reflects our management’s view only as of the date on which that forward-looking statement was made. We are not obligated to update forward-looking statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended March 31,
	2014	2013
Net sales	100.0%	100.0%
Cost of sales	87.0	87.0
Gross profit	13.0	13.0

General and administrative expenses	4.0	4.2
Selling expenses	2.0	2.4
Amortization of intangibles	1.6	1.7
Acquisition expenses	-	0.1
Income from operations	5.4	4.6

Interest expense	(1.6)	(2.3)
Other, net	-	0.6
Income before income taxes	3.8	2.9

Income tax expense	1.8	1.1
Net income	2.0%	1.8%

For the three month period ended March 31, 2014, we recorded net sales of $358.1 million compared to $324.2 million in the prior year period. Net sales increased $33.9 million, or 10.5%, compared to the prior year period due to an increase in new trailer shipments of approximately 1,300 units, or 15.1%, and an increase in used trailer shipments of approximately 1,100 units, or 110.0%. Gross profit margin was 13.0% in the first quarter of 2014 which was consistent with the prior year period. Gross profit margin was in line with the prior year period as improved pricing and volume on new trailers and continued diversification into higher margin opportunities made available organically through product development and strategically through recent acquisitions were offset by higher raw material, primarily lumber, and operating costs during the quarter. We continue to be encouraged by the overall trailer market throughout the first three months of 2014, and our expectation is that overall industry shipment and production levels will remain above replacement demand for the remainder of 2014 as many key structural and market drivers continue to support healthy demand for new trailers. In addition, we expect to continue to deliver improvements in our financial and operational results as we further optimize our production facilities and continue to expand our Diversified Products segment customer base and focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

Selling, general and administrative expenses increased in the first quarter of 2014 as compared to the same period in 2013 due primarily to higher salaries and employee related costs. As a percentage of net sales, selling, general and administrative expenses decreased to 6.0% as compared to 6.6% in the prior year period.

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

Three Months Ended March 31, 2014

Net Sales

Net sales in the first quarter of 2014 increased $33.9 million, or 10.5%, compared to the first quarter of 2013. By business segment, net external sales and related units sold were as follows (dollars in millions):

	Three Months Ended March 31,
			Change
	2014	2013	$	%
Sales by Segment
Commercial Trailer Products	$207.0	$184.0	$23.0	12.5
Diversified Products	105.7	99.7	6.0	6.0
Retail	45.4	40.5	4.9	12.1
Total	$358.1	$324.2	$33.9	10.5

New Trailers	(units)
Commercial Trailer Products	8,300	7,400	900	12.2
Diversified Products	800	600	200	33.3
Retail	800	600	200	33.3
Total	9,900	8,600	1,300	15.1

Used Trailers	(units)
Commercial Trailer Products	1,700	700	1,000	142.9
Retail	400	300	100	33.3
Total	2,100	1,000	1,100	110.0

Commercial Trailer Products segment sales were $207.0 million for the first quarter of 2014, an increase of $23.0 million, or 12.5%, compared to the first quarter of 2013. The increase in sales was primarily due to a 12.2% increase in new trailer shipments as approximately 8,300 trailers shipped in the first quarter of 2014 compared to 7,400 trailers shipped in the prior year period. As compared to the prior year period, average new trailer selling prices decreased by 2.7% in the first quarter of 2014 due to customer and product mix. Used trailer sales increased $6.2 million, or 122.7%, compared to the previous year period primarily due to strong demand and increased availability of product through fleet trade packages as approximately 1,000 more used trailers shipped in the first quarter of 2014 compared to the prior year period.

Diversified Products segment sales were $105.7 million for the first quarter of 2014, up $6.0 million, or 6.0%, compared to the first quarter of 2013. The increase in sales was primarily due to a 33.3% increase in new trailer shipments as approximately 800 trailers shipped in the first quarter of 2014 compared to 600 trailers shipped in the prior year period. In addition, our continued efforts to diversify our business organically and increase our market penetration and acceptance of our product offerings continued to gain momentum as demand for our composite product offerings increased $2.8 million, or 24.0%, as compared to the previous year period.

Retail segment sales were $45.4 million in the first quarter of 2014, up $4.9 million, or 12.1%, compared to the prior year period. New trailer sales increased $3.3 million, or 19.6%, as approximately 200 more trailers were shipped in the current year as compared to the prior year period. As compared to the prior year period, new trailer average selling prices decreased 6.3% primarily due to customer and product mix. Used trailer sales increased $1.0 million, or 37.4%, primarily due to an increase in volume demand as approximately 100 more used trailers were shipped in the first quarter of 2014 as compared to the prior year period. Parts and service sales were up $1.0 million, or 5.2%.

Cost of Sales

Cost of sales for the first quarter of 2014 was $311.4 million, an increase of $29.4 million, or 10.4%, compared to the first quarter of 2013. As a percentage of net sales, cost of sales was 87.0% in the first quarters of both 2014 and 2013.

Commercial Trailer Products segment cost of sales, as detailed in the following table, was $192.1 million for the first quarter of 2014, an increase of $19.7 million, or 11.4%, compared to the first quarter of 2013. As a percentage of net sales, cost of sales was 92.8% for the current quarter compared to 93.7% in the prior year period.

	Three Months Ended March 31,
Commercial Trailer Products Segment	2014		2013
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$152.1	73.5%	$135.4	73.6%
Other Manufacturing Costs	40.0	19.3%	37.0	20.1%
	$192.1	92.8%	$172.4	93.7%

Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses. Material costs were 73.5% of net sales in the first quarter of 2014 compared to 73.6% for the same period in 2013. Material costs as a percentage of net sales was consistent with the prior year period as a result of raw material, commodity and component costs remaining relatively consistent. Other manufacturing costs increased $3.0 million in the current year period as compared to the prior year period, resulting from increased variable costs related to increases in new trailer production volumes. As a percentage of sales, other manufacturing costs decreased from 20.1% in the first quarter of 2013 to 19.3% in the 2014 period due to increased leverage of fixed costs from higher production.

Diversified Products segment cost of sales was $80.3 million in the first quarter of 2014, an increase of $6.6 million, or 8.9%, compared to the same period in 2013. As a percentage of net sales prior to the elimination of intersegment sales, cost of sales was 78.8% in the first quarter of 2014 compared to 76.8% in the first quarter of 2013. The 2.0% increase as a percentage of net sales was primarily the result of higher raw material and operating costs attributable to our wood flooring manufacturing activities.

Retail segment cost of sales was $40.0 million in the first quarter of 2014, an increase of $4.3 million, or 12.1%, compared to the same 2013 period. As a percentage of net sales, cost of sales was 88.1% for the first quarter of 2014 compared to 88.0% for the same period in 2013. Cost of sales as a percentage of net sales was consistent with the prior year period as a result of comparable product mix.

Gross Profit

Gross profit was $46.7 million in the first quarter of 2014, an improvement of $4.5 million from the prior year period. Gross profit as a percent of sales was 13.0% for the current quarter and 13.0% for the same period in 2013. Gross profit by segment was as follows (in millions):

	Three Months Ended March 31,
			Change
	2014	2013	$	%
Gross Profit by Segment:
Commercial Trailer Products	$15.0	$11.6	$3.4	29.3
Diversified Products	25.4	25.9	(0.5)	(1.9)
Retail	5.4	4.9	0.5	10.2
Corporate and Eliminations	0.9	(0.2)	1.1
Total	$46.7	$42.2	$4.5	10.7

Commercial Trailer Products segment gross profit was $15.0 million for the first quarter of 2014 compared to $11.6 million for the first quarter of 2013. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales was 6.6% in the first quarter of 2014 as compared to 5.9% in the 2013 period. The increase in gross profit margin was primarily driven by the increase in new trailer volumes as compared to the previous year period.

Diversified Products segment gross profit was $25.4 million for the first quarter of 2014 compared to $25.9 million in the first quarter of 2013. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales, was 21.2% in the first quarter of 2014 compared to 23.2% in the first quarter of 2013. The decreases in gross profit and gross profit as a percentage of net sales are due primarily to the higher raw material and operating related costs associated with our wood flooring operations partially offset by increased demand for our composite and Walker product offerings as compared to the prior year period.

Retail segment gross profit was $5.4 million for the first quarter of 2014 compared to $4.9 million in the first quarter of 2013. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales for the first quarter of 2014 was 11.8% compared to 11.9% for the prior year period. Gross profit margin was relatively consistent with the prior year period as the increased demand for products and services were offset by higher costs to support growth initiatives.

General and Administrative Expenses

General and administrative expenses for the first quarter of 2014 increased $0.8 million, or 5.8%, from the prior year period largely as a result of a $1.2 million increase in salaries and employee related costs, including employee incentive programs, partially offset by lower depreciation expense of $0.4 million due to the timing of certain assets becoming fully depreciated. As a percentage of sales, general and administrative expenses were 4.0% for the current quarter as compared to 4.2% for the first quarter of 2013.

Selling Expenses

Selling expenses were $7.3 million in the first quarter of 2014, a decrease of $0.4 million, or 5.3%, compared to the prior year period primarily due to a $0.2 million decrease in salaries and employee related costs, including employee incentive programs. As a percentage of net sales, selling expenses were 2.0% for the first quarter of 2014 compared to 2.4% for the prior year period.

Amortization of Intangibles

Amortization of intangibles was $5.5 million for the first quarter of 2014, an increase of $0.1 million, or 1.9%, compared to the prior year period as the current year period includes a full quarter of amortization expense recognized for intangible assets recorded from the acquisition of certain assets of Beall in February 2013.

Other Income (Expense)

Interest expense for the first quarter of 2014 totaled $5.7 million compared to $7.5 million in the first quarter of 2013. Interest expense for both periods primarily related to interest and non-cash accretion charges on our Convertible Senior Notes and Term Loan Credit Agreement. The decrease from the previous year period is due to lower outstanding loan commitments through voluntary debt payments made over the previous year as well as reduced interest rates achieved as a result of repricing the Term Loan Credit Agreement in April 2013.

Income Taxes

We recognized income tax expense of $6.5 million in the first quarter of 2014 compared to expense of $3.8 million in the first quarter of 2013. The effective tax rate for the first quarter of 2014 was 47.1%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes and the revaluation of our net deferred tax assets due to a reduction in state and local statutory income tax rates. The combined U.S. Federal, state and local effective tax rate on a current and prospective basis, excluding the effects of the revaluation of the net deferred tax assets, is estimated to be 39.5%. As of March 31, 2014, we had an estimated $36 million of remaining U.S. Federal income tax net operating loss carryforwards, which will begin to expire in 2029 if unused, and which may be subject to other limitations under IRS rules. We also have various multi-state income tax net operating loss carryforwards, which have been recorded as a deferred income tax asset, of approximately $7 million, before valuation allowances. We also have various U.S. Federal income tax credit carryforwards which will expire beginning in 2023, if unused. For 2014 we expect to fully utilize all of our remaining U.S. Federal income tax net operating loss carryforwards and credit carryforwards and, therefore, we anticipate an increase in our cash tax payments in 2014 as compared to the previous years which could limit the amount of liquidity available to fund working capital requirements and capital expenditure needs throughout 2014.

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of debt and equity. As of March 31, 2014 our debt to equity ratio was approximately 1.1:1.0. Our long-term objective is to generate operating cash flows sufficient to fund normal working capital requirements, to fund capital expenditures and to be positioned to take advantage of market opportunities, including the ability to improve our capital structure through debt repayments. For the remainder of 2014, we expect to fund operations, working capital requirements and capital expenditures through cash flows from operations as well as from available borrowings under our Amended and Restated Revolving Credit Agreement (as described below in “Debt Agreements and Related Amendments” section).

Debt Agreements and Related Amendments

Convertible Senior Notes

In April 2012, we issued Convertible Senior Notes due 2018 (the “Notes”) with an aggregate principal amount of $150 million in a public offering. The Notes bear interest at the rate of 3.375% per annum from the date of issuance, payable semi-annually on May 1 and November 1. The Notes are senior unsecured obligations and rank equally with our existing and future senior unsecured debt.

The Notes are convertible by their holders into cash, shares of our common stock or any combination thereof at our election, at an initial conversion rate of 85.4372 shares of our common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events as described in the indenture for the Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date. As of March 31, 2014, the Notes were not convertible based on the above criteria.

It is our intent to settle conversions through a net share settlement, which involves repayment of cash for the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion. We used the net proceeds of approximately $145.1 million from the sale of the Notes to fund a portion of the purchase price of the Walker acquisition.

We account separately for the liability and equity components of the Notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance required the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. We determined that senior, unsecured corporate bonds traded on the market represent a similar liability to the Notes without the conversion option. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, we estimated the implied interest rate of the Notes to be 7.0%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the Notes, which resulted in a fair value of the liability component of $123.8 million upon issuance, calculated as the present value of implied future payments based on the $150.0 million aggregate principal amount. The $21.7 million difference between the cash proceeds before offering expenses of $145.5 million and the estimated fair value of the liability component was recorded in additional paid-in capital. The discount on the liability portion of the Notes is being amortized.

Revolving Credit Agreement

In May 2012 we entered into an amendment and restatement of our then-existing senior secured revolving credit facility among us, certain of our subsidiaries (collectively, the “Borrowers”), Wells Fargo Capital Finance, LLC, as joint lead arranger, joint bookrunner and administrative agent (the “Revolver Agent”), RBS Citizens Business Capital, a division of RBS Citizens, N.A., as joint lead arranger, joint bookrunner and syndication agent, and the other lenders named therein, as amended (the “Amended and Restated Revolving Credit Agreement”). Also in May 2012, certain of our subsidiaries (the “Revolver Guarantors”) entered into a general continuing guarantee of the Borrowers’ obligations under the Amended and Restated Revolving Credit Agreement in favor of the lenders (the “Revolver Guarantee”).

The Amended and Restated Revolving Credit Agreement is guaranteed by the Revolver Guarantors and is secured by (i) first priority security interests (subject only to customary permitted liens and certain other permitted liens) in substantially all personal property of the Borrowers and the Revolver Guarantors, consisting of accounts receivable, inventory, cash, deposit and securities accounts and any cash or other assets in such accounts and, to the extent evidencing or otherwise related to such property, all general intangibles, licenses, intercompany debt, letter of credit rights, commercial tort claims, chattel paper, instruments, supporting obligations, documents and payment intangibles (collectively, the “Revolver Priority Collateral”), and (ii) second-priority liens on and security interests in (subject only to the liens securing the Term Loan Credit Agreement, as amended, customary permitted liens and certain other permitted liens) (A) equity interests of each direct subsidiary held by the Borrower and each Revolving Guarantor (subject to customary limitations in the case of the equity of foreign subsidiaries), and (B) substantially all other tangible and intangible assets of the Borrowers and the Revolving Guarantors including equipment, general intangibles, intercompany notes, insurance policies, investment property, intellectual property and material owned real property (in each case, except to the extent constituting Revolver Priority Collateral) (collectively, the “Term Priority Collateral”). The respective priorities of the security interests securing the Amended and Restated Revolving Credit Agreement and the Term Loan Credit Agreement, as amended, are governed by an Intercreditor Agreement between the Revolver Agent and the Term Agent (as defined below) (the “Intercreditor Agreement”). The Amended and Restated Revolving Credit Agreement has a scheduled maturity date of May 8, 2017.

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

As of March 31, 2014, we were in compliance with all covenants of the Amended and Restated Revolving Credit Agreement.

Term Loan Credit Agreement and Related Amendment

In May 2012 we entered into a credit agreement among us, the several lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, joint lead arranger and joint bookrunner (the “Term Agent”), and Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunner (the “Term Loan Credit Agreement”), which provided for a senior secured term loan facility of $300 million to be advanced at closing and provides for a senior secured incremental term loan facility of up to $75 million, subject to certain conditions, including (i) obtaining commitments from any one or more lenders, whether or not currently party to the Term Loan Credit Agreement, to provide such increased amounts and (ii) the available amount of incremental loans being reduced by the amount of any increases in the maximum revolver amount under the Amended and Restated Revolving Credit Agreement (discussed above). Also in May 2012, certain of our subsidiaries (the “Term Guarantors”) entered into a general continuing guarantee of the Company’s obligations under the Term Loan Credit Agreement in favor of the Term Agent (the “Term Guarantee”).

In April 2013 we entered into Amendment No.1 to Credit Agreement (the “Amendment”), which was effective on May 9, 2013, and amended the Term Loan Credit Agreement. As of the Amendment date, there was approximately $297.0 million of term loans outstanding under the Term Loan Credit Agreement (the “Initial Loans”), of which we paid $20.0 million in connection with the Amendment. Under the Amendment, the lenders agreed to provide to us term loans in an aggregate principal amount of $277.0 million, which were exchanged for and used to refinance the Initial Loans (the “Tranche B-1 Loans”). The Tranche B-1 Loans mature on May 8, 2019, but provide for an accelerated maturity in the event our outstanding 3.375% Convertible Senior Notes due 2018 are not converted, redeemed, repurchased or refinanced in full on or before the date that is 91 days prior to the maturity date thereof. The Tranche B-1 Loans shall amortize in equal quarterly installments in aggregate amounts equal to 0.25% of the Tranche B-1 Loan amount, with the balance payable at maturity, and will bear interest at a rate, at our election, equal to (i) LIBOR (subject to a floor of 1.00%) plus a margin of 3.50% or (ii) a base rate plus a margin of 2.50%.

The Term Loan Credit Agreement, as amended, is guaranteed by the Term Guarantors and is secured by (i) first-priority liens on and security interests in the Term Priority Collateral, and (ii) second-priority security interests in the Revolver Priority Collateral. In addition, the Amendment amended the Term Loan Credit Agreement, by among other things, removing the covenant that we be required to maintain a minimum interest coverage ratio, and providing for a 1% prepayment premium in the event that we enter into a refinancing of, or amendment in respect of, the Tranche B-1 Loans on or prior to the first anniversary of the effective date of the Amendment that, in either case, results in the all-in yield of such refinancing or amendment being less than the all-in yield on the Tranche B-1 Loans. As amended, the Term Loan Credit Agreement requires us to maintain a maximum senior secured leverage ratio tested as of the last day of each fiscal quarter for the four consecutive fiscal quarters then ending of not more than (A) 4.5 to 1.0 through September 30, 2013, (B) 4.0 to 1.0 thereafter through September 30, 2015, and (C) 3.5 to 1.0 thereafter. The Term Loan Credit Agreement, as amended, also contains conditions providing for either voluntary or mandatory prepayments. Conditions for mandatory prepayments include but are not limited to asset sales with proceeds in excess of $1 million and the amount of excess cash flows, as defined in the Term Loan Credit Agreement, as amended, to be calculated annually with the delivery of financial statements beginning with the fiscal year ending December 31, 2012.

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

As of March 31, 2014, our senior secured leverage ratio was 1.2:1.0, and we were in compliance with all covenants under the Amendment.

For the three months ended March 31, 2014 and 2013, we paid interest of $2.7 million and $4.6 million, respectively, and principal of $0.7 million and $0.8 million, respectively, under the Term Loan Credit Agreement and related Amendment. As of March 31, 2014, we had $234.2 million outstanding under the Term Loan Credit Agreement of which $2.8 million was classified as current on our Condensed Consolidated Balance Sheet. In connection with the closing of the Term Loan Credit Agreement in May 2012 and related Amendment in April 2013, we paid a total of $8.5 million in original issuance discount fees which will be amortized over the life of the facility using the effective interest rate method. For the three months ended March 31, 2014 and 2013, we charged $0.2 million of amortization for original issuance discount fees as Interest Expense in the Condensed Consolidated Statements of Operations.

Cash Flow

Cash used in operating activities for the first three months of 2014 totaled $44.1 million, compared to $7.7 million used during the same period in 2013. Cash used in operations during the current year period was the result of net income adjusted for various non-cash activities, including depreciation, amortization, deferred income taxes, stock-based compensation, and accretion of debt discount of $25.6 million, offset by a $69.7 million increase in our working capital. Increases in working capital for the current year period can be attributed to increased production as well as finished goods and purchasing activities resulting from higher raw material requirements necessary to meet current production demand. Changes in key working capital accounts for the first three months of 2014 as compared to the same period in 2013 are summarized below (in millions):

Source (Use) of cash:	2014	2013	Change
Accounts receivable	$1.5	$(4.6)	$6.1
Inventories	(78.7)	(46.6)	(32.1)
Accounts payable and accrued liabilities	8.8	19.6	(10.8)
Net use of cash	(68.4)	(31.6)	(36.8)

Accounts receivable decreased by $1.5 million in the first three months of 2014 as compared to an increase of $4.6 million in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, increased to approximately 30 days as of March 31, 2014, compared to 29 days as of the same period in 2013. The decrease in accounts receivable during the first three months of 2014 was primarily due to timing of shipments and customer collections during the quarter. Inventory increased by $78.7 million during the first three months of 2014 as compared to an increase of $46.6 million in the 2013 period. The increase in inventory for the 2014 period was primarily due to higher finished goods inventory resulting from production levels exceeding customer shipments throughout the first three months of 2014. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 6 times in each of the 2014 and 2013 periods. Accounts payable and accrued liabilities increased by $8.8 million in 2014 compared to an increase of $19.6 million for the same period in 2013. The increase during the first three months of 2014 was primarily due to increased production levels and increased purchasing activities required to meet current demand. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 37 days in 2014 as compared to 40 days in the same period in 2013.

Investing activities used $2.1 million during the first three months of 2014 compared to $14.0 million used in the same period in 2013. Cash used in investing activities in the first three months of 2014 includes capital expenditures totaling $2.1 million to support growth and improvement initiatives at our facilities. Cash used in investing activities in the first three months of 2013 was primarily related to the acquisition of certain assets of Beall totaling $13.9 million.

Financing activities used $1.4 million during the first three months of 2014 primarily due to principal payments under our term loan credit facility and capital lease obligations of approximately $1.3 million.

As of March 31, 2014, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $205.9 million, representing an increase of $5.8 million and a decrease of $48.4 million as compared to March 31, 2013 and December 31, 2013, respectively. Total debt and capital lease obligations amounted to $370.6 million as of March 31, 2014. As we continue to see improvements to the overall trailer industry, as well as our operating performance metrics, we believe our liquidity is adequate to fund operations, working capital needs and capital expenditures for the remainder of 2014.

Capital Expenditures

Capital spending amounted to $2.1 million for the first three months of 2014 and is anticipated to be approximately $20 million for 2014. Capital spending for 2014 has been and is expected to continue to be primarily utilized for maintenance related projects and to support growth and improvement initiatives within our facilities.

Off-Balance Sheet Transactions

As of March 31, 2014, we had approximately $7.9 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter ended March 31, 2014.

Contractual Obligations and Commercial Commitments

We have included a summary of our Contractual Obligations and Commercial Commitments in our annual report on Form 10-K for the year ended December 31, 2013. With the exception of the increase in our raw material purchases commitments (see “Item 3. Qualitative and Quantitative Disclosures About Market Risks—Commodity Prices” section below for further details) there have been no material changes to the summary provided in that report.

Backlog

Orders that have been confirmed by customers in writing and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $791 million at March 31, 2014 compared to $711 million at December 31, 2013 and $674 million at March 31, 2013. We expect to complete the majority of our existing backlog orders within the next 12 months.

OUTLOOK

The demand environment for trailers remained healthy during the first three months of 2014, as evidenced by our strong and improving backlog, a trailer demand forecast by industry forecasters above replacement demand levels for the next several years and our ability to increase prices to improve and recapture lost margins. Recent estimates from industry analysts, ACT Research Company (“ACT”) and FTR Associates (“FTR”), forecast strong demand levels in 2014 and beyond, with ACT currently estimating demand to be approximately 256,000 trailers for 2014, representing an increase of 7% as compared to 2013, and forecasting continued strong demand levels into the foreseeable future with estimated annual average demand for the five year period ending 2019 in excess of 267,000 new trailers. FTR anticipates new trailer demand to be approximately 242,000 new trailers in 2014, representing an increase of 3% as compared to 2013, while projecting a decrease in 2015 with demand totaling 232,000 trailers. Nevertheless, there remain downside concerns relating to issues with the U.S. and global economy, unemployment, and housing and construction-related markets in the U.S.

Other challenges we face as we proceed further into 2014 will primarily relate to managing raw material commodity and component costs. While most commodity costs have recently stabilized, raw material costs remain volatile. As has been our policy, we will endeavor to pass along raw material and component price increases to our customers in addition to continuing our hedging activities in an effort to minimize the risk of changes in commodity prices having a significant impact on our operating results.

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

Based on the published industry demand forecasts, customer feedback regarding their current requirements, our existing backlog of orders and our continued efforts to be selective in our order acceptance to ensure we obtain appropriate value for our products, we estimate that for the full year 2014 total new trailers sold will be between 47,000 and 50,000, which reflects volumes slightly stronger than 2013 demand levels. As a result of our commitment to recapture margins within our Commercial Trailer Products segment, our expectation for growth in trailer volumes is similar to the expected industry growth rate, and we have already begun to realize the improvements in pricing and gross margins and we expect continued improvements throughout the remainder of 2014.

We are not relying solely on volume and price recovery within the trailer industry to improve operations and enhance our profitability. Executing our strategic initiative to become a diversified industrial manufacturer will provide us the opportunity to address new markets, enhance our financial profile and reduce the cyclicality within our business. The Diversified Products segment has continued to gain momentum and generate increased revenues and earnings. While demand for some of these products is dependent on the development of new products, customer acceptance of our product solutions and the general expansion of our customer base and distribution channels, we anticipate the near-term growth rate of demand for these products to be comparable to or slightly less than that of our Commercial Trailer Products segment in the current environment. The Walker acquisition completed in May 2012, as well as our purchase of certain assets of Beall Corporation completed in February 2013, further diversifies our business, complements our leadership position in trailer manufacturing and related products and technologies and potentially provides for additional growth and value creation as we actively pursue margin enhancing synergies. In addition, we have been and will continue to focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have included a summary of our Critical Accounting Policies and Estimates in our annual report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the summary provided in that report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices and interest rates. The following discussion provides additional detail regarding our exposure to these risks.

Commodity Prices

We are exposed to fluctuations in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, nickel and copper as well as other raw material components. Given the historical volatility of certain commodity prices, this exposure can materially impact product costs. We manage commodity price changes by entering into fixed price contracts with our suppliers. As of March 31, 2014, we had $42.1 million in raw material purchase commitments through December 2014 for materials that will be used in the production process as compared to $32.8 million as of December 31, 2013. With the exception of certain long-term agreements with our core customers, we typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in product prices, our results would be materially and adversely affected.

Interest Rates

As of March 31, 2014, we had no floating rate debt outstanding under our revolving facility. During the three month period ended March 31, 2014, we maintained an average floating rate borrowing level of less than $0.1 million under our revolving line of credit. In addition, as of March 31, 2014, we had outstanding borrowings under our Term Loan Credit Agreement, as amended, totaling $234.2 million that bear interest at a floating rate, subject to a minimum interest rate. Based on the average borrowings under our revolving facility and the outstanding indebtedness under our Term Loan Credit Agreement, as amended, a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of $0.4 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2014.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal year 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

In February 2013, we completed the purchase of certain assets of Beall Corporation, which includes certain previously existing information systems and internal controls over financial reporting. We are currently in the process of evaluating and integrating Beall’s historical internal controls over financial reporting with ours. We expect to complete this process by the end of fiscal year 2014.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013. See also Note 7, “Contingencies”, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K, for the year ended December 31, 2013, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Our Equity Securities

For the quarter ended March 31, 2014, we repurchased a total of 113,203 shares to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards. During this period, there were no repurchases made pursuant to any repurchase programs.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2014	-	$-	—	—
February 2014	112,746	$13.22	—	—
March 2014	457	$14.50	—	—
Total	113,203	$13.22	—	—

ITEM 6.	EXHIBITS

(a)	Exhibits:

31.01	Certification of Principal Executive Officer
31.02	Certification of Principal Financial Officer
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101	Interactive Data File Pursuant to Rule 405 of Regulation S-T

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: April 28, 2014	By:	/s/ Jeffery L. Taylor
Jeffery L. Taylor
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

