Form 10-Q
period 2014-06-30
WABASH NATIONAL CORP /DE
filed 2014-07-29
CIK 879526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

Yes ☐ No ☒

The number of shares of common stock outstanding at July 25, 2014 was 68,974,371.

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$82,332	$113,262
Accounts receivable	131,525	120,358
Inventories	256,083	184,173
Deferred income taxes	14,874	21,576
Prepaid expenses and other	7,521	9,632
Total current assets	$492,335	$449,001
PROPERTY, PLANT AND EQUIPMENT	136,771	142,082
DEFERRED INCOME TAXES	251	1,401
GOODWILL	149,404	149,967
INTANGIBLE ASSETS	148,364	159,181
OTHER ASSETS	12,783	10,613
	$939,908	$912,245
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$3,255	$3,245
Current portion of capital lease obligations	1,512	1,609
Accounts payable	128,355	112,151
Other accrued liabilities	92,373	99,358
Total current liabilities	$225,495	$216,363
LONG-TERM DEBT	340,104	358,890
CAPITAL LEASE OBLIGATIONS	6,459	6,851
DEFERRED INCOME TAXES	960	1,234
OTHER NONCURRENT LIABILITIES	17,084	6,528
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 68,971,371 and 68,523,419 shares outstanding, respectively	709	705
Additional paid-in capital	631,104	625,971
Accumulated deficit	(253,592)	(277,128)
Accumulated other comprehensive income	233	(18)
Treasury stock at cost, 1,987,073 and 1,873,870 common shares, respectively	(28,648)	(27,151)
Total stockholders' equity	$349,806	$322,379
	$939,908	$912,245

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

NET SALES	$486,021	$413,126	$844,141	$737,355

COST OF SALES	424,408	354,273	735,856	636,316

Gross profit	$61,613	$58,853	$108,285	$101,039

GENERAL AND ADMINISTRATIVE EXPENSES	15,461	14,974	29,933	28,649

SELLING EXPENSES	6,826	7,734	14,090	15,401

AMORTIZATION OF INTANGIBLES	5,471	5,454	10,942	10,824

ACQUISITION EXPENSES	-	239	-	857

Income from operations	$33,855	$30,452	$53,320	$45,308

OTHER INCOME (EXPENSE):
Interest expense	(5,733)	(6,577)	(11,450)	(14,112)
Other, net	(1,048)	(333)	(1,016)	1,905

Income before income taxes	$27,074	$23,542	$40,854	$33,101

INCOME TAX EXPENSE	10,835	9,407	17,319	13,231

Net income	$16,239	$14,135	$23,535	$19,870

BASIC NET INCOME PER SHARE	$0.23	$0.20	$0.34	$0.29

DILUTED NET INCOME PER SHARE	$0.23	$0.20	$0.33	$0.29

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

NET INCOME	$16,239	$14,135	$23,535	$19,870

Other comprehensive income (loss):
Foreign currency translation adjustment	89	(88)	250	(343)
Total other comprehensive income (loss)	89	(88)	250	(343)

COMPREHENSIVE INCOME	$16,328	$14,047	$23,785	$19,527

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net income	$23,535	$19,870
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation	8,422	8,483
Amortization of intangibles	10,942	10,824
Loss on debt extinguishment	533	698
Deferred income taxes	16,709	13,073
Stock-based compensation	3,598	3,908
Accretion of debt discount	2,409	2,268
Changes in operating assets and liabilities
Accounts receivable	(11,167)	(27,933)
Inventories	(75,823)	(53,255)
Prepaid expenses and other	2,111	160
Accounts payable and accrued liabilities	9,078	26,592
Other, net	1,184	1,952
Net cash (used in) provided by operating activities	$(8,469)	$6,640

Cash flows from investing activities
Capital expenditures	(4,152)	(6,579)
Acquisition, net of cash acquired	-	(15,985)
Other	4,223	2,500
Net cash provided by (used in) investing activities	$71	$(20,064)

Cash flows from financing activities
Proceeds from exercise of stock options	1,655	191
Borrowings under revolving credit facilities	366	651
Payments under revolving credit facilities	(366)	(651)
Principal payments under capital lease obligations	(1,070)	(884)
Principal payments under term loan credit facility	(21,385)	(20,750)
Principal payments under industrial revenue bond	(235)	(151)
Debt issuance costs paid	-	(981)
Stock repurchase	(1,497)	(35)
Net cash used in financing activities	$(22,532)	$(22,610)

Net decrease in cash and cash equivalents	$(30,930)	$(36,034)
Cash and cash equivalents at beginning of period	113,262	81,449
Cash and cash equivalents at end of period	$82,332	$45,415

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

2.	ACQUISITION

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

Inventories are stated at the lower of cost, primarily determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured inventory includes raw material, labor and overhead. Inventories consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Raw materials and components	$74,116	$54,699
Work in progress	24,040	20,749
Finished goods	136,619	82,673
Aftermarket parts	8,646	10,389
Used trailers	12,662	15,663
	$256,083	$184,173

4.	DEBT

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2014	2013
Convertible senior notes	$150,000	$150,000
Term loan credit agreement	213,538	234,923
Industrial revenue bond	1,884	2,119
	$365,422	$387,042
Less: unamortized discount	(22,063)	(24,907)
Less: current portion	(3,255)	(3,245)
	$340,104	$358,890

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

The Notes are convertible by their holders into cash, shares of the Company’s common stock or any combination thereof at the Company’s election, at an initial conversion rate of 85.4372 shares of the Company’s common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events as described in the indenture for the Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date. As of June 30, 2014, the Notes were not convertible based on the above criteria. If the Notes were converted as of June 30, 2014, the if-converted value would exceed the principal amount by approximately $33 million.

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

The Company applies the treasury stock method in calculating the dilutive impact of the Notes. For the three and six month periods ended June 30, 2014, the Notes had a dilutive impact.

The following table summarizes information about the equity and liability components of the Notes (dollars in thousands). The fair value of the Notes outstanding were measured based on quoted market prices.

	June 30,	December 31,
	2014	2013
Principal amount of the Notes outstanding	$150,000	$150,000
Unamortized discount of liability component	(17,420)	(19,372)
Net carrying amount of liability component	132,580	130,628
Less: current portion	-	-
Long-term debt	$132,580	$130,628
Carrying value of equity component, net of issuance costs	$20,993	$20,993
Remaining amortization period of discount on the liability component	3.8 years	4.3 years

Contractual coupon interest expense and accretion of discount on the liability component for the Notes for the three and six month periods ended June 30, 2014 were as follow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Contractual coupon interest expense	$1,266	$1,266	$2,531	$2,531
Accretion of discount on the liability component	$985	$919	$1,953	$1,823

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

The Amended and Restated Revolving Credit Agreement is guaranteed by the Revolver Guarantors and is secured by (i) first priority security interests (subject only to customary permitted liens and certain other permitted liens) in substantially all personal property of the Borrowers and the Revolver Guarantors, consisting of accounts receivable, inventory, cash, deposit and securities accounts and any cash or other assets in such accounts and, to the extent evidencing or otherwise related to such property, all general intangibles, licenses, intercompany debt, letter of credit rights, commercial tort claims, chattel paper, instruments, supporting obligations, documents and payment intangibles (collectively, the “Revolver Priority Collateral”), and (ii) second-priority liens on and security interests in (subject only to the liens securing the Term Loan Credit Agreement customary permitted liens and certain other permitted liens) (A) equity interests of each direct subsidiary held by the Borrower and each Revolving Guarantor (subject to customary limitations in the case of the equity of foreign subsidiaries), and (B) substantially all other tangible and intangible assets of the Borrowers and the Revolving Guarantors including equipment, general intangibles, intercompany notes, insurance policies, investment property, intellectual property and material owned real property (in each case, except to the extent constituting Revolver Priority Collateral) (collectively, the “Term Priority Collateral”). The respective priorities of the security interests securing the Amended and Restated Revolving Credit Agreement and the Term Loan Credit Agreement are governed by an Intercreditor Agreement between the Revolver Agent and the Term Agent (as defined below) (the “Intercreditor Agreement”). The Amended and Restated Revolving Credit Agreement has a scheduled maturity date of May 8, 2017.

Under the Amended and Restated Revolving Credit Agreement, the lenders agree to make available to the Company a $150 million revolving credit facility. The Company has the option to increase the total commitment under the facility to $200 million, subject to certain conditions, including (i) obtaining commitments from any one or more lenders, whether or not currently party to the Amended and Restated Revolving Credit Agreement, to provide such increased amounts and (ii) the available amount of increases to the facility being reduced by the amount of any incremental loans advanced under the Term Loan Credit Agreement in excess of $25 million. Availability under the Amended and Restated Revolving Credit Agreement will be based upon monthly (or more frequent under certain circumstances) borrowing base certifications of the Borrowers’ eligible inventory and eligible accounts receivable, and will be reduced by certain reserves in effect from time to time. Subject to availability, the Amended and Restated Revolving Credit Agreement provides for a letter of credit subfacility in an amount not in excess of $15 million, and allows for swingline loans in an amount not in excess of $10 million. Outstanding borrowings under the Amended and Restated Revolving Credit Agreement will bear interest at a rate, at the Borrowers’ election, equal to (i) LIBOR plus a margin ranging from 1.75% to 2.25% or (ii) a base rate plus a margin ranging from 0.75% to 1.25%, in each case depending upon the monthly average excess availability under the revolving loan facility. The Borrowers are required to pay a monthly unused line fee equal to 0.375% times the average daily unused availability along with other customary fees and expenses of the Revolver Agent and the lenders.

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

As of June 30, 2014, the Company had no outstanding borrowings under the Amended and Restated Revolving Credit Agreement and was in compliance with all covenants. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the revolving credit facility, amounted to $222.3 million as of June 30, 2014.

Term Loan Credit Agreement

In May 2012 the Company entered into a credit agreement among the Company, the several lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, joint lead arranger and joint bookrunner (the “Term Agent”), and Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunner, as amended (the “Term Loan Credit Agreement”), which provided for a senior secured term loan facility of $300 million to be advanced at closing and provides for a senior secured incremental term loan facility of up to $75 million, subject to certain conditions, including (i) obtaining commitments from any one or more lenders, whether or not currently party to the Term Loan Credit Agreement, to provide such increased amounts and (ii) the available amount of incremental loans being reduced by the amount of any increases in the maximum revolver amount under the Amended and Restated Revolving Credit Agreement (discussed above). Also in May 2012, certain of the Company’s subsidiaries (the “Term Guarantors”) entered into a general continuing guarantee of the Company’s obligations under the Term Loan Credit Agreement in favor of the Term Agent (the “Term Guarantee”).

In April 2013, the Company entered into Amendment No.1 to Credit Agreement (the “Amendment”), which became effective on May 9, 2013 and amended the Term Loan Credit Agreement. As of the Amendment date, there was approximately $297.0 million of term loans outstanding under the Term Loan Credit Agreement (the “Initial Loans”), of which the Company prepaid $20.0 million in connection with the Amendment. Under the Amendment, the lenders agreed to provide to the Company term loans in an aggregate principal amount of $277.0 million, which were exchanged for and used to refinance the Initial Loans (the “Tranche B-1 Loans”). The Tranche B-1 Loans mature on May 8, 2019, but provide for an accelerated maturity in the event the Company’s outstanding 3.375% Convertible Senior Notes due 2018 are not converted, redeemed, repurchased or refinanced in full on or before the date that is 91 days prior to the maturity date thereof. The Tranche B-1 Loans shall amortize in equal quarterly installments in aggregate amounts equal to 0.25% of the Tranche B-1 Loan amount, with the balance payable at maturity, and will bear interest at a rate, at the Company’s election, equal to (i) LIBOR (subject to a floor of 1.00%) plus a margin of 3.50% or (ii) a base rate plus a margin of 2.50%.

The Term Loan Credit Agreement is guaranteed by the Term Guarantors and is secured by (i) first-priority liens on and security interests in the Term Priority Collateral, and (ii) second-priority security interests in the Revolver Priority Collateral. In addition, the Amendment amended the Term Loan Credit Agreement, by among other things, removing the covenant that the Company be required to maintain a minimum interest coverage ratio, and providing for a 1% prepayment premium in the event that the Company enters into a refinancing of, or amendment in respect of, the Tranche B-1 Loans on or prior to the first anniversary of the effective date of the Amendment that, in either case, results in the all-in yield of such refinancing or amendment being less than the all-in yield on the Tranche B-1 Loans. The Term Loan Credit Agreement requires the Company to maintain a maximum senior secured leverage ratio tested as of the last day of each fiscal quarter for the four consecutive fiscal quarters then ending of not more than (A) 4.5 to 1.0 through September 30, 2013, (B) 4.0 to 1.0 thereafter through September 30, 2015, and (C) 3.5 to 1.0 thereafter. The Term Loan Credit Agreement also contains conditions providing for either voluntary or mandatory prepayments. Conditions for mandatory prepayments include but are not limited to asset sales with proceeds in excess of $1 million and the amount of excess cash flows, as defined in the Term Loan Credit Agreement, as amended, to be calculated annually with the delivery of financial statements.

The Term Loan Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets.

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

As of June 30, 2014, the Company’s senior secured leverage ratio was 0.9:1.0, and the Company was in compliance with all covenants under the Term Loan Credit Agreement.

For the six months ended June 30, 2014 and 2013, the Company paid interest of $5.4 million and $8.5 million, respectively, and principal of $21.4 million and $20.8 million, respectively, related to the Term Loan Credit Agreement. As of June 30, 2014, the Company had $213.5 million outstanding under the Term Loan Credit Agreement of which $2.8 million was classified as current on the Company’s Condensed Consolidated Balance Sheet. In connection with the closing of the Term Loan Credit Agreement in May 2012 and the Amendment in April 2013, the Company paid a total of $8.5 million in original issuance discount fees which will be amortized over the life of the facility using the effective interest rate method.

For the six months ended June 30, 2014 and 2013, the Company charged $0.5 million and $0.4 million, respectively, of amortization for original issuance discount fees as Interest Expense in the Condensed Consolidated Statements of Operations. In addition, for each of the six month periods ended June 30, 2014 and 2013, the Company charged $0.4 million of accelerated amortization in connection with its voluntary principal payments as Other, net in the Condensed Consolidated Statements of Operations.

Other Debt Facilities

In November 2012, the Company entered into a loan agreement with GE Government Finance, Inc. as lender and the County of Trigg, Kentucky as issuer for a $2.5 million Industrial Revenue Bond. The funds received were used to purchase the equipment needed for the expansion of the Company’s Cadiz, Kentucky facility. The loan bears interest at a rate of 4.25% and matures in March 2018. As of June 30, 2014, the Company had $1.9 million outstanding, of which $0.5 million was classified as current on our Condensed Consolidated Balance Sheet.

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

The investments purchased by the Company (asset) include mutual funds, $0.5 million of which are classified as Level 1, and life-insurance contracts valued based on the performance of underlying mutual funds, $6.4 million of which are classified as Level 2.

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

Estimated Fair Value of Debt

The estimated fair value of long-term debt at June 30, 2014 consists primarily of the Notes and borrowings under its Term Loan Credit Agreement (see Note 4). The fair value of the Notes, the Term Loan Credit Agreement and the revolving credit facility are based upon third party pricing sources, which generally does not represent daily market activity, nor does it represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the revolving credit facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings. All other debt and capital lease obligations approximate their fair value as determined by discounted cash flows and are classified as Level 3.

The Company’s carrying and estimated fair value of debt, at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014				December 31, 2013
	Carrying	Fair Value			Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Instrument
Convertible senior notes	$132,580	$-	$210,468	$-	$130,628	$-	$197,718	$-
Term loan credit agreement	208,895	-	214,071	-	229,388	-	236,684	-
Industrial revenue bond	1,884	-	-	1,884	2,119	-	-	2,119
Capital lease obligations	7,971	-	-	7,971	8,460	-	-	8,460
	$351,330	$-	$424,539	$9,855	$370,595	$-	$434,402	$10,579

6.	STOCK-BASED COMPENSATION

The Company recognizes all share-based payments based upon their fair value. To value new stock option awards the Company uses a binomial option-pricing model, which incorporates various assumptions including expected volatility, expected term, dividend yield and risk-free interest rates. The expected volatility is based upon the Company’s historical experience. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate utilized for periods throughout the contractual life of the options are based upon U.S. Treasury security yields at the time of grant. The Company also grants restricted stock units subject to service, performance and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance based units is based on the market price of a share of underlying common stock at the date of grant. The fair value of the market based units is based on a lattice valuation model. The amount of compensation costs related to stock options, nonvested restricted stock, restricted stock units and performance units not yet recognized was $11.7 million at June 30, 2014, for which the expense will be recognized through 2017.

7.	CONTINGENCIES

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, and is periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations"). As of June 30, 2014, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

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

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil. On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damages amount is approximately R$26.7 million (Brazilian Reais), which is approximately $12.1 million U.S. dollars using current exchange rates and exclusive of any potentially court-imposed interest, fees or inflation adjustments (which are currently estimated at a maximum of approximately $64 million, at current exchange rates, but may change with the passage of time and/or the discretion of the court at the time of final judgment in this matter). Due, in part, to the amount and type of damages awarded by the Fourth Civil Court of Curitiba, Wabash immediately filed for clarification of the judgment. The Fourth Civil Court has issued its clarification of judgment, leaving the underlying decision unchanged and referring the parties to the State of Paraná Court of Appeals for any further appeal of the decision. As such, Wabash filed its notice of appeal with the Court of Appeals, as well as its initial appeal papers, on April 22, 2013. The Court of Appeals has the authority to re-hear all facts presented to the lower court, as well as to reconsider the legal questions presented in the case, and to render a new judgment in the case without regard to the lower court’s findings. Pending outcome of this appeal process, the judgment is not enforceable by the plaintiff. Any ruling from the Court of Appeals is not expected prior to the end of 2014, and, accordingly, the judgment rendered by the lower court cannot be enforced prior to that time, and may be overturned or reduced as a result of this process. The Company believes that the claims asserted by BK are without merit and it intends to continue to vigorously defend its position. The Company has not recorded a charge with respect to this loss contingency as of June 30, 2014. Furthermore, at this time, the Company does not have sufficient information to predict the ultimate outcome of the case and is unable to reasonably estimate the amount of any possible loss or range of loss that it may be required to pay at the conclusion of the case. The Company will reassess the need for the recognition of a loss contingency upon official assignment of the case in the Court of Appeals, upon a decision to settle this case with the plaintiffs or an internal decision as to an amount that the Company would be willing to settle or upon the outcome of the appeals process.

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

Walker Acquisition

In connection with the Company’s acquisition of Walker in May 2012, there is an outstanding claim of approximately $2.9 million for unpaid benefits owed by the Seller that is currently in dispute and that is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Environmental Disputes

Bulk Tank International, S. de R.L. de C.V. (“Bulk”), one of the Walker companies acquired by the Company on May 8, 2012, entered into agreements in 2011 with the Mexican federal environmental agency, PROFEPA, and the applicable state environmental agency, PROPAEG, pursuant to PROFEPA’s and PROPAEG’s respective environmental audit programs to resolve noncompliance with federal and state environmental laws at Bulk’s Guanajuato facility. Bulk completed all required corrective actions and received a Certification of Clean Industry from PROPAEG, and is seeking the same certification from PROFEPA, which the Company expects it will receive following the conclusion of the audit process performed by PROFEPA through June of 2014. As a result, the Company does not expect that this matter will have a material adverse effect on its financial condition or results of operations.

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

In September 2003, the Company was noticed as a PRP by the EPA pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site (the “Superfund Site”) pursuant to the CERCLA. The EPA’s allegation that the Company was a PRP arises out of the Company’s acquisition of a former branch facility located approximately five miles from the original Superfund Site. The Company acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002. In June 2010, the Company was contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that the Company contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010. The Company initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from the Company. If the settlement is approved by all parties, it will prevent any third party from successfully bringing claims against the Company for environmental contamination relating to this former branch property. The Company has been awaiting approval from the ADEQ since the settlement was first proposed in July 2010. Based on communications with the RID and ADEQ in June 2014, the Company does not expect to receive a response regarding the approval of the settlement from the ADEQ for, at least, several additional months. Based upon the Company’s limited period of ownership of the former branch property, and the fact that it no longer owns the former branch property, it does not anticipate that the ADEQ will reject the proposed settlement, but no assurance can be given at this time as to the ADEQ’s response to the settlement proposal. The proposed settlement terms have been accrued and did not have a material adverse effect on the Company’s financial condition or results of operations, and the Company believes that any ongoing proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

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

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic net income per share:
Net income applicable to common stockholders	$16,239	$14,135	$23,535	$19,870
Undistributed earnings allocated to participating securities	(88)	(112)	(189)	(169)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$16,151	$14,023	$23,346	$19,701
Weighted average common shares outstanding	68,938	68,442	68,805	68,419
Basic net income per share	$0.23	$0.20	$0.34	$0.29

Diluted net income per share:
Net income applicable to common stockholders	$16,239	$14,135	$23,535	$19,870
Undistributed earnings allocated to participating securities	(88)	(112)	(189)	(169)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$16,151	$14,023	$23,346	$19,701

Weighted average common shares outstanding	68,938	68,442	68,805	68,419
Dilutive shares from assumed conversion of convertible senior notes	1,877	-	1,734	-
Dilutive stock options and restricted stock	742	416	785	425
Diluted weighted average common shares outstanding	71,557	68,858	71,324	68,844
Diluted net income per share	$0.23	$0.20	$0.33	$0.29

Average diluted shares outstanding for the three and six month periods ended June 30, 2014 and 2013 exclude options to purchase common shares totaling 536 and 1,451, respectively, and 556 and 1,444, respectively, because the exercise prices were greater than the average market price of the common shares. In addition, the calculation of diluted net income per share for the three and six month periods ended June 30, 2013 excludes the impact of the Notes as the average stock price of the Company’s common stock during these periods was below the initial conversion price.

9.	INCOME TAXES

The Company recognized income tax expense of $17.3 million in the first six months of 2014 compared to $13.2 million for the same period in the prior year. The effective tax rate for the first six months of 2014 was 42.4%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes and the revaluation of the Company’s net deferred tax assets due to a reduction in its state and local statutory income tax rates. The effective tax rate for the first six months of 2013 was 40.0%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes.

10.	OTHER ACCRUED LIABILITIES

The following table presents major components of Other Accrued Liabilities (in thousands):

	June 30,	December 31,
	2014	2013
Customer deposits	$31,024	$30,730
Payroll and related taxes	22,374	29,399
Warranty	14,990	14,719
Self-insurance	8,137	9,399
Accrued taxes	6,763	8,520
All other	9,085	6,591
	$92,373	$99,358

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2014	2013
Balance as of January 1	$14,719	$14,886
Provision for warranties issued in current year	2,991	2,766
Provision for (Recovery of) pre-existing warranties, net	(121)	650
Payments	(2,599)	(2,879)
Balance as of June 30	$14,990	$15,423

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

	Commercial	Diversified		Corporate and
Three Months Ended June 30,	Trailer Products	Products	Retail	Eliminations	Consolidated
2014
Net sales
External customers	$318,997	$115,657	$51,367	$-	$486,021
Intersegment sales	16,656	19,386	217	(36,259)	-
Total net sales	$335,653	$135,043	$51,584	$(36,259)	$486,021

Income (Loss) from operations	$23,087	$12,739	$1,281	$(3,252)	$33,855
Reconciling items to income before income taxes
Interest expense					(5,733)
Other, net					(1,048)
Income before income taxes					$27,074

2013
Net sales
External customers	$244,060	$121,360	$47,706	$-	$413,126
Intersegment sales	21,775	14,107	430	(36,312)	-
Total net sales	$265,835	$135,467	$48,136	$(36,312)	$413,126

Income (Loss) from operations	$14,555	$19,262	$1,261	$(4,626)	$30,452
Reconciling items to income before income taxes
Interest expense					(6,577)
Other, net					(333)
Income before income taxes					$23,542

	Commercial	Diversified		Corporate and
	Trailer Products	Products	Retail	Eliminations	Consolidated
Six Months Ended June 30,
2014
Net Sales
External customers	$525,994	$221,421	$96,726	$-	$844,141
Intersegment sales	37,109	33,571	494	(71,174)	-
Total net sales	$563,103	$254,992	$97,220	$(71,174)	$844,141

Income (Loss) from operations	$32,018	$25,596	$2,331	$(6,625)	$53,320
Reconciling items to income before income taxes
Interest expense					(11,450)
Other, net					(1,016)
Income before income taxes					$40,854

2013
Net Sales
External customers	$428,148	$220,947	$88,260	$-	$737,355
Intersegment sales	35,762	26,536	719	(63,017)	-
Total net sales	$463,910	$247,483	$88,979	$(63,017)	$737,355

Income (Loss) from operations	$19,873	$32,782	$2,134	$(9,481)	$45,308
Reconciling items to income before income taxes
Interest expense					(14,112)
Other, net					1,905
Income before income taxes					$33,101

b. Product Information

The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
Three Months Ended June 30,	$	$	$	$	%
2014
New trailers	306,181	54,090	24,311	384,582	79.1
Used trailers	8,584	1,259	5,167	15,010	3.1
Components, parts and service	688	30,208	20,942	51,838	10.7
Equipment and other	3,544	30,100	947	34,591	7.1
Total net external sales	318,997	115,657	51,367	486,021	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
2013	$	$	$	$	%
New trailers	232,848	51,232	22,864	306,944	74.3
Used trailers	6,265	671	3,657	10,593	2.6
Components, parts and service	2,592	30,515	19,795	52,902	12.8
Equipment and other	2,355	38,942	1,390	42,687	10.3
Total net external sales	244,060	121,360	47,706	413,126	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
Six Months Ended June 30,	$	$	$	$	%
2014
New trailers	499,180	108,938	44,582	652,700	77.3
Used trailers	19,832	2,437	8,806	31,075	3.7
Components, parts and service	1,268	50,628	41,640	93,536	11.1
Equipment and other	5,714	59,418	1,698	66,830	7.9
Total net external sales	525,994	221,421	96,726	844,141	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
2013	$	$	$	$	%
New trailers	407,850	94,753	39,807	542,410	73.6
Used trailers	11,315	1,620	6,305	19,240	2.6
Components, parts and service	5,401	49,314	39,474	94,189	12.8
Equipment and other	3,582	75,260	2,674	81,516	11.1
Total net external sales	428,148	220,947	88,260	737,355	100.0

12.	NEW ACCOUNTING PRONOUNCEMENTS

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2017 using one of two retrospective application methods. The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its financial statements and related disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report of Wabash National Corporation (the “Company”, “Wabash” or “we”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forward-looking statements” include, but are not limited to, statements regarding:

•	our business plan;

•	the benefits of, and our plans relating to the acquisitions of Walker Group Holdings (“Walker”) and certain assets of Beall Corporation (“Beall”), the amount of transaction costs associated with the acquisitions and our ability to effectively integrate Walker and the Beall assets and realize the expected synergies and benefits;

•	the benefits of, and our plans relating to the transitioning of our three former West Coast retail branch locations to independent dealer facilities and our ability to realize the expected benefits of expanding our dealer network and continuing to grow and diversify our Retail operations;

•	our expected revenues, income or loss and capital expenditures;

•	our ability to manage our indebtedness;

•	our strategic plan and plans for future operations;

•	financing needs, plans and liquidity, including for working capital and capital expenditures;

•	our ability to achieve sustained profitability;

•	reliance on certain customers and corporate relationships;

•	our ability to diversify the product offerings of non-trailer businesses and opportunities to leverage the acquired Walker and Beall businesses to grow sales in our existing products;

•	availability and pricing of raw materials;

•	availability of capital and financing;

•	dependence on industry trends;

•	the outcome of any pending litigation;

•	export sales and new markets;

•	engineering and manufacturing capabilities and capacity;

•	acceptance of new technology and products;

•	government regulation; and

•	assumptions relating to the foregoing.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.3	85.8	87.2	86.3
Gross profit	12.7	14.2	12.8	13.7

General and administrative expenses	3.2	3.5	3.5	3.9
Selling expenses	1.4	1.9	1.7	2.1
Amortization of intangibles	1.1	1.3	1.3	1.5
Acquisition expenses	-	0.1	-	0.1
Income from operations	7.0	7.4	6.3	6.1

Interest expense	(1.2)	(1.6)	(1.4)	(1.9)
Other, net	(0.2)	(0.1)	(0.1)	0.3
Income before income taxes	5.6	5.7	4.8	4.5

Income tax expense	2.3	2.3	2.0	1.8
Net income	3.3%	3.4%	2.8%	2.7%

For the three and six month periods ended June 30, 2014, we recorded net sales of $486.0 million and $844.1 million, respectively, compared to $413.1 million and $737.4 million, respectively, in the prior year periods. Net sales for the three month period ended June 30, 2014 increased $72.9 million, or 17.6%, compared to the prior year period due to an increase in new trailer shipments of approximately 3,550 units, or 31.1%. Gross profit margin declined to 12.7% in the second quarter of 2014 compared to 14.2% in the prior year period due to a higher percentage of our consolidated net sales within our lower-margin Commercial Trailer Products segment, increases in raw material costs associated with our wood flooring business and higher operating related costs incurred to support our continued diversification and new product development efforts. We continue to be encouraged by the overall trailer market throughout the first six months of 2014, and our expectation is that overall industry shipment and production levels will remain above replacement demand for the remainder of 2014 as many key structural and market drivers continue to support healthy demand for new trailers. In addition, we expect to continue to deliver improvements in our financial and operational results as we further optimize our production facilities and continue to expand our Diversified Products segment customer base and focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

Selling, general and administrative expenses decreased $0.4 million in the second quarter of 2014 as compared to the same period in 2013. This decrease is primarily due to lower outside professional services and technology costs of $0.5 million and bad debt expense of $0.3 million partially offset by higher salaries and employee related costs, including employee incentive programs, of $0.6 million. As a percentage of net sales, selling, general and administrative expenses decreased to 4.6% as compared to 5.4% in the prior year period.

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

Three Months Ended June 30, 2014

Net Sales

Net sales in the second quarter of 2014 increased $72.9 million, or 17.6%, compared to the second quarter of 2013. By business segment, net external sales and related units sold were as follows (dollars in millions):

	Three Months Ended June 30,
			Change
	2014	2013	$	%
Sales by Segment
Commercial Trailer Products	$319.0	$244.1	$74.9	30.7
Diversified Products	115.7	121.4	(5.7)	(4.7)
Retail	51.3	47.6	3.7	7.8
Total	$486.0	$413.1	$72.9	17.6

New Trailers		(units)
Commercial Trailer Products	13,150	9,800	3,350	34.2
Diversified Products	850	750	100	13.3
Retail	950	850	100	11.8
Total	14,950	11,400	3,550	31.1

Used Trailers		(units)
Commercial Trailer Products	1,150	750	400	53.3
Diversified Products	50	50	-	-
Retail	550	300	250	83.3
Total	1,750	1,100	650	59.1

Commercial Trailer Products segment sales were $319.0 million for the second quarter of 2014, an increase of $74.9 million, or 30.7%, compared to the second quarter of 2013. The increase in sales was primarily due to a 34.2% increase in new trailer shipments as approximately 13,150 trailers were shipped in the second quarter of 2014 compared to 9,800 trailers shipped in the prior year period. The increase in trailer shipments was offset by an unfavorable customer and product mix which lowered average selling prices by 2.2% as compared to the prior year period. Used trailer sales increased $2.3 million, or 37.0%, compared to the previous year period primarily due to strong demand and increased availability of product through fleet trade packages as approximately 400 more used trailers shipped in the second quarter of 2014 compared to the prior year period.

Diversified Products segment sales were $115.7 million for the second quarter of 2014, down $5.7 million, or 4.7%, compared to the second quarter of 2013. New trailer sales increased $2.9 million, or 5.6%, as approximately 100 more trailers were shipped in the current year as compared to the prior year period. The increase in trailer shipments was offset by an unfavorable customer and product mix which lowered average selling prices by 5.3% as compared to the prior year period. In addition, our continued efforts to diversify organically and increase market penetration and acceptance of our composite product offerings remained healthy as net sales increased $0.7 million, or 3.0%, as compared to the previous year period. The increases in new trailer sales and composite product offerings were more than offset by an $8.8 million, or 22.7%, reduction in equipment sales as compared to the prior year period due to the timing of shipments and customer acceptance for our non-trailer truck mounted equipment and other engineered products.

Retail segment sales were $51.3 million in the second quarter of 2014, up $3.7 million, or 7.8%, compared to the prior year period. New trailer sales increased $1.4 million, or 6.3%, as approximately 100 more trailers were shipped in the current year as compared to the prior year period. As compared to the prior year period, new trailer average selling prices decreased 2.8% primarily due to customer and product mix. Used trailer sales increased $1.5 million, or 41.3%, primarily due to an increase in demand as approximately 250 more used trailers were shipped in the second quarter of 2014 as compared to the prior year period. Parts and service sales were up $1.1 million, or 5.8%.

Cost of Sales

Cost of sales for the second quarter of 2014 was $424.4 million, an increase of $70.1 million, or 19.8%, compared to the second quarter of 2013. As a percentage of net sales, cost of sales was 87.3% in the second quarter of 2014 compared to 85.8% in the second quarter of 2013.

Commercial Trailer Products segment cost of sales, as detailed in the following table, was $290.2 million for the second quarter of 2014, an increase of $67.3 million, or 30.2%, compared to the second quarter of 2013. As a percentage of net sales, cost of sales was 91.0% for the current quarter compared to 91.3% in the prior year period.

	Three Months Ended June 30,
Commercial Trailer Products Segment	2014		2013
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$234.0	73.4%	$175.8	72.0%
Other Manufacturing Costs	56.2	17.6%	47.1	19.3%
	$290.2	91.0%	$222.9	91.3%

Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses. Material costs were 73.4% of net sales in the second quarter of 2014 compared to 72.0% for the same period in 2013. The 1.4% increase was primarily driven by customer and product mix as well as an increase in the cost of wood as other raw material, commodity, and component costs remained relatively consistent compared to the prior year period. Other manufacturing costs increased $9.1 million in the current year period as compared to the prior year period, resulting from increased variable costs related to increases in new trailer production volumes. As a percentage of sales, other manufacturing costs decreased from 19.3% in the second quarter of 2013 to 17.6% in the 2014 period due to increased leverage of fixed costs from higher production.

Diversified Products segment cost of sales was $90.5 million in the second quarter of 2014, an increase of $0.9 million, or 1.0%, compared to the same period in 2013. As a percentage of net sales prior to the elimination of intersegment sales, cost of sales was 81.4% in the second quarter of 2014 compared to 76.6% in the second quarter of 2013. The 4.8% increase as a percentage of net sales was primarily the result of higher raw material and operating costs attributable to our wood flooring manufacturing activities and a reduction in average selling prices for tank trailers due to customer and product mix as compared to the prior year period.

Retail segment cost of sales was $45.6 million in the second quarter of 2014, an increase of $3.4 million, or 8.1%, compared to the same 2013 period. As a percentage of net sales, cost of sales was 88.8% for the second quarter of 2014 compared to 88.4% for the same period in 2013. Cost of sales as a percentage of net sales was consistent with the prior year period as a result of comparable product mix.

Gross Profit

Gross profit was $61.6 million in the second quarter of 2014, an improvement of $2.7 million from the prior year period. Gross profit as a percentage of sales was 12.7% for the current quarter and 14.2% for the same period in 2013. Gross profit by segment was as follows (in millions):

	Three Months Ended June 30,
			Change
	2014	2013	$	%
Gross Profit by Segment:
Commercial Trailer Products	$28.8	$21.2	$7.6	35.8
Diversified Products	25.2	31.7	(6.5)	(20.5)
Retail	5.7	5.5	0.2	3.6
Corporate and Eliminations	1.9	0.5	1.4
Total	$61.6	$58.9	$2.7	4.6

Commercial Trailer Products segment gross profit was $28.8 million for the second quarter of 2014 compared to $21.2 million for the second quarter of 2013. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales was 8.6% in the second quarter of 2014 as compared to 7.9% in the 2013 period. The increase in gross profit margin as compared to the prior year period was primarily driven by the increase in new trailer volumes and improved pricing offset by customer and product mix.

Diversified Products segment gross profit was $25.2 million for the second quarter of 2014 compared to $31.7 million in the second quarter of 2013. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales, was 18.6% in the second quarter of 2014 compared to 23.4% in the second quarter of 2013. The decreases in gross profit and gross profit as a percentage of net sales are due primarily to the higher raw material and operating related costs associated with our wood flooring operations and a reduction in average selling prices for tank trailers due to product and customer mix as compared to the prior year period.

Retail segment gross profit was $5.7 million for the second quarter of 2014 compared to $5.5 million in the second quarter of 2013. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales for the second quarter of 2014 was 11.1% compared to 11.5% for the prior year period. Gross profit margin was relatively consistent with the prior year period as the increased demand for products and services were offset by higher costs to support growth initiatives.

General and Administrative Expenses

General and administrative expenses for the second quarter of 2014 increased $0.5 million, or 3.3%, from the prior year period as a result of a $1.4 million increase in salaries and employee related costs, including employee incentive programs, partially offset by a $0.5 million decrease in outside professional fees and technology costs and a $0.3 million decrease in bad debt expense due to certain uncollectable accounts receivable identified in the prior year period. As a percentage of sales, general and administrative expenses were 3.2% for the current quarter as compared to 3.5% for the second quarter of 2013.

Selling Expenses

Selling expenses were $6.8 million in the second quarter of 2014, a decrease of $0.9 million, or 11.7%, compared to the prior year period primarily due to a $0.8 million decrease in salaries and employee related costs, including employee incentive programs. As a percentage of net sales, selling expenses were 1.4% for the second quarter of 2014 compared to 1.9% for the prior year period.

Amortization of Intangibles

Amortization of intangibles was $5.5 million for the second quarters of both 2014 and 2013. Amortization of intangibles for both periods primarily includes amortization expense recognized for intangible assets recorded from the acquisition of Walker in May 2012 and certain assets of Beall in February 2013.

Other Income (Expense)

Interest expense for the second quarter of 2014 totaled $5.7 million compared to $6.6 million in the second quarter of 2013. Interest expense for both periods is primarily related to interest and non-cash accretion charges on our Convertible Senior Notes and Term Loan Credit Agreement. The decrease from the previous year period is due to lower outstanding loan commitments through voluntary debt payments made over the previous year.

Other, net for the second quarter of 2014 includes a loss on early extinguishment of debt of $0.5 million representing the write-off of debt issuance costs recognized on $20 million of voluntary principal payments made on our Term Loan Credit Agreement as well as a $0.6 million loss on the transition of three of our Retail branch locations to independent dealer facilities.

Income Taxes

We recognized income tax expense of $10.8 million in the second quarter of 2014 compared to expense of $9.4 million in the second quarter of 2013. The effective tax rate for the second quarter of 2014 was 40.0%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes. As of June 30, 2014, we had fully utilized our remaining U.S. Federal income tax net operating loss carryforwards. We do have various multi-state income tax net operating loss carryforwards, which have been recorded as a deferred income tax asset, of approximately $6 million, before valuation allowances. We also have various U.S. Federal income tax credit carryforwards which will expire beginning in 2023, if unused. For 2014, as we have fully utilized all of our remaining U.S. Federal income tax net operating loss carryforwards and expect to utilize our remaining credit carryforwards, we anticipate an increase in our cash tax payments in 2014 as compared to the previous years which could limit the amount of liquidity available to fund working capital requirements and capital expenditure needs throughout 2014.

Six Months Ended June 30, 2014

Net Sales

Net sales for the first six months of 2014 increased $106.7 million, or 14.5%, compared to the 2013 period. By business segment, net external sales and related units sold were as follows (dollars in millions):

	Six Months Ended June 30,
			Change
	2014	2013	$	%
Sales by Segment
Commercial Trailer Products	$526.0	$428.1	$97.9	22.9
Diversified Products	221.4	220.9	0.5	0.2
Retail	96.7	88.4	8.3	9.4
Total	$844.1	$737.4	$106.7	14.5

New Trailers		(units)
Commercial Trailer Products	21,500	17,150	4,350	25.4
Diversified Products	1,700	1,400	300	21.4
Retail	1,700	1,450	250	17.2
Total	24,900	20,000	4,900	24.5

Used Trailers		(units)
Commercial Trailer Products	2,850	1,400	1,450	103.6
Diversified Products	100	100	-	-
Retail	900	600	300	50.0
Total	3,850	2,100	1,750	83.3

Commercial Trailer Products segment sales were $526.0 million for the first six months of 2014, an increase of $97.9 million, or 22.9%, compared to the first six months of 2013. The increase in sales was primarily due to a 25.4% increase in new trailer shipments as approximately 21,500 trailers were shipped in the first six months of 2014 compared to 17,150 trailers shipped in the prior year period. The increase in trailer shipments was offset by an unfavorable customer and product mix which lowered average selling prices by 2.4% as compared to the prior year period. Used trailer sales increased $8.5 million, or 75.3%, compared to the previous year period primarily due to strong demand and increased availability of product through fleet trade packages as approximately 1,450 more used trailers shipped in the first six months of 2014 compared to the prior year period.

Diversified Products segment sales were $221.4 million for the first six months of 2014, up $0.5 million, or 0.2%, compared to the prior year period. New trailer sales increased $14.2 million, or 15.0% due to a 21.4% increase in new trailer shipments as approximately 1,700 trailers were shipped in the first six months of 2014 compared to 1,400 trailers shipped in the prior year period. In addition, our continued efforts to diversify our business organically and increase our market penetration and acceptance of our product offerings has continued to gain momentum as demand for our composite product offerings increased $3.6 million, or 10.3%, as compared to the prior year period. The increases in new trailer and component sales were offset by a $15.8 million, or 21.0%, decrease in equipment and other sales due to the timing of shipments and customer acceptance for our non-trailer truck mounted equipment and other engineered products.

Retail segment sales were $96.7 million in the first six months of 2014, up $8.3 million, or 9.4%, compared to the prior year period. New trailer sales increased $4.8 million, or 12.0%, as approximately 250 more trailers were shipped in the current year as compared to the prior year period. As compared to the prior year period, new trailer average selling prices decreased 4.3% primarily due to customer and product mix. Used trailer sales increased $2.5 million, or 39.7%, primarily due to an increase in volume demand as approximately 300 more used trailers were shipped in the first six months of 2014 as compared to the prior year period. Parts and service sales were up $2.2 million, or 5.5%.

Cost of Sales

Cost of sales for the first six months of 2014 was $735.9 million, an increase of $99.5 million, or 15.6%, compared to the first six months of 2013. As a percentage of net sales, cost of sales was 87.2% in the first six months of 2014 compared to 86.3% in the prior year period.

Commercial Trailer Products segment cost of sales, as detailed in the following table, was $482.3 million for the first six months of 2014, an increase of $86.9 million, or 22.0%, compared to the prior year period. As a percentage of net sales, cost of sales was 91.7% for the current year period compared to 92.4% in the prior year period.

	Six Months Ended June 30,
Commercial Trailer Products Segment	2014		2013
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$386.2	73.4%	$311.3	72.7%
Other Manufacturing Costs	96.1	18.3%	84.1	19.7%
	$482.3	91.7%	$395.4	92.4%

Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses. Material costs were 73.4% of net sales in the first six months of 2014 compared to 72.7% for the same period in 2013. The 0.7% increase was primarily driven by customer and product mix and an increase in the cost of wood as other raw material, commodity, and component costs have remained relatively consistent as compared to the prior year period. Other manufacturing costs increased $12.0 million in the current year period as compared to the prior year period, resulting from increased variable costs related to increases in new trailer production volumes. As a percentage of sales, other manufacturing costs decreased from 19.7% in the first six months of 2013 to 18.3% in the 2014 period due to increased leverage of fixed costs from higher production.

Diversified Products segment cost of sales was $170.8 million in the first six months of 2014, an increase of $7.5 million, or 4.6%, compared to the same period in 2013. As a percentage of net sales prior to the elimination of intersegment sales, cost of sales was 80.2% in the first six months of 2014, compared to 76.7% in the same 2013 period. The 3.5% increase as a percentage of net sales was primarily the result of higher raw material and operating costs attributable to our wood flooring manufacturing activities.

Retail segment cost of sales was $85.6 million in the first six months of 2014, an increase of $7.7 million, or 9.9%, compared to the same 2013 period. As a percentage of net sales, cost of sales was 88.5% for the first six months of 2014 compared to 88.2% for the same period in 2013. Cost of sales as a percentage of net sales was consistent with the prior year period as a result of comparable product mix.

Gross Profit

Gross profit was $108.3 million in the first six months of 2014, an improvement of $7.3 million from the prior year period. Gross profit as a percentage of sales was 12.8% for the first six months of 2014 as compared to 13.7% for the same period in 2013. Gross profit by segment was as follows (in millions):

	Six Months Ended June 30,
			Change
	2014	2013	$	%
Gross Profit by Segment:
Commercial Trailer Products	$43.8	$32.7	$11.1	33.9
Diversified Products	50.6	57.7	(7.1)	(12.3)
Retail	11.1	10.4	0.7	6.7
Corporate and Eliminations	2.8	0.2	2.6
Total	$108.3	$101.0	$7.3	7.2

Commercial Trailer Products segment gross profit was $43.8 million for the first six months of 2014 compared to $32.7 million for the prior year period. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales was 7.8% in the first six months of 2014 as compared to 7.1% in the same 2013 period. The increase in gross profit and profit margin as compared to the prior year period was primarily driven by the increase in new trailer volumes and improved pricing offset by customer and product mix.

Diversified Products segment gross profit was $50.6 million for the first six months of 2014 compared to $57.7 million in the same 2013 period. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales, was 19.8% in the first six months of 2014 compared to 23.3% in the first six months of 2013. The decreases in gross profit and gross profit as a percentage of net sales are due primarily to the higher raw material and operating related costs associated with our wood flooring operations and a reduction in average selling prices for tank trailers due to product mix as compared to the prior year period.

Retail segment gross profit was $11.1 million for the first six months of 2014 compared to $10.4 million in the same 2013 period. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales for the first six months of 2014 was 11.4% compared to 11.7% for the prior year period. Gross profit margin was relatively consistent with the prior year period as the increased demand for products and services were offset by higher costs to support growth initiatives.

General and Administrative Expenses

General and administrative expenses for the first six months of 2014 increased $1.3 million, or 4.5%, from the prior year period as a result of a $2.6 million increase in salaries and employee related costs, including employee incentive programs, partially offset by decreases in depreciation expense of $0.4 million due to the timing of certain assets becoming fully depreciated, outside professional fees and technology costs of $0.4 million, and bad debt expense of $0.2 million due to certain uncollectable accounts receivable identified in the prior year period. As a percentage of sales, general and administrative expenses were 3.5% for the first six months of 2014 as compared to 3.9% for the same 2013 period.

Selling Expenses

Selling expenses were $14.1 million in the first six months of 2014, a decrease of $1.3 million, or 8.5%, compared to the prior year period primarily due to a $1.0 million decrease in salaries and employee related costs, including employee incentive programs. The remainder of the decrease is attributable to lower advertising and promotional costs. As a percentage of net sales, selling expenses were 1.7% for the first six months of 2014 compared to 2.1% for the prior year period.

Amortization of Intangibles

Amortization of intangibles was $10.9 million for the first six months of both 2014 and 2013. Amortization of intangibles for both periods primarily includes amortization expense recognized for intangible assets recorded from the acquisition of Walker in May 2012 and certain assets of Beall in February 2013.

Other Income (Expense)

Interest expense for the first six months of 2014 totaled $11.5 million compared to $14.1 million in the prior year period. Interest expense for both periods primarily related to interest and non-cash accretion charges on our Convertible Senior Notes and Term Loan Credit Agreement. The decrease from the previous year period is due to lower outstanding loan commitments through voluntary debt payments made over the previous year as well as reduced interest rates achieved as a result of repricing the Term Loan Credit Agreement in April 2013.

Other, net for the first six months of 2014 includes a loss on early extinguishment of debt of $0.5 million representing the write-off of debt issuance costs recognized on $20 million of voluntary principal payments made on our Term Loan Credit agreement as well as a $0.6 million loss on the transition of three of our Retail branch locations to independent dealer facilities.

Income Taxes

We recognized income tax expense of $17.3 million in the first six months of 2014 compared to expense of $13.2 million in the first six months of 2013. The effective tax rate for the first six months of 2014 was 42.4%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes and the revaluation of our net deferred tax assets due to a reduction in state and local statutory income tax rates. The combined U.S. Federal, state and local effective tax rate on a current and prospective basis, excluding the effects of the revaluation of the net deferred tax assets, is estimated to be 39.5%. As of June 30, 2014, we had fully utilized our remaining U.S. Federal income tax net operating loss carryforwards. We do have various multi-state income tax net operating loss carryforwards, which have been recorded as a deferred income tax asset, of approximately $6 million, before valuation allowances. We also have various U.S. Federal income tax credit carryforwards which will expire beginning in 2023, if unused. For 2014, as we have fully utilized all of our remaining U.S. Federal income tax net operating loss carryforwards and expect to utilize our remaining credit carryforwards, we anticipate an increase in our cash tax payments in 2014 as compared to the previous years which could limit the amount of liquidity available to fund working capital requirements and capital expenditure needs throughout 2014.

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of debt and equity. As of June 30, 2014 our debt to equity ratio was approximately 1.0:1.0. Our long-term objective is to generate operating cash flows sufficient to fund normal working capital requirements, to fund capital expenditures and to be positioned to take advantage of market opportunities, including the ability to improve our capital structure through debt repayments. For the remainder of 2014, we expect to fund operations, working capital requirements and capital expenditures through cash flows from operations as well as from available borrowings under our Amended and Restated Revolving Credit Agreement (as described below in “Debt Agreements and Related Amendments” section).

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

The Notes are convertible by their holders into cash, shares of our common stock or any combination thereof at our election, at an initial conversion rate of 85.4372 shares of our common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events as described in the indenture for the Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date. As of June 30, 2014, the Notes were not convertible based on the above criteria.

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

The Amended and Restated Revolving Credit Agreement is guaranteed by the Revolver Guarantors and is secured by (i) first priority security interests (subject only to customary permitted liens and certain other permitted liens) in substantially all personal property of the Borrowers and the Revolver Guarantors, consisting of accounts receivable, inventory, cash, deposit and securities accounts and any cash or other assets in such accounts and, to the extent evidencing or otherwise related to such property, all general intangibles, licenses, intercompany debt, letter of credit rights, commercial tort claims, chattel paper, instruments, supporting obligations, documents and payment intangibles (collectively, the “Revolver Priority Collateral”), and (ii) second-priority liens on and security interests in (subject only to the liens securing the Term Loan Credit Agreement customary permitted liens and certain other permitted liens) (A) equity interests of each direct subsidiary held by the Borrower and each Revolving Guarantor (subject to customary limitations in the case of the equity of foreign subsidiaries), and (B) substantially all other tangible and intangible assets of the Borrowers and the Revolving Guarantors including equipment, general intangibles, intercompany notes, insurance policies, investment property, intellectual property and material owned real property (in each case, except to the extent constituting Revolver Priority Collateral) (collectively, the “Term Priority Collateral”). The respective priorities of the security interests securing the Amended and Restated Revolving Credit Agreement and the Term Loan Credit Agreement are governed by an Intercreditor Agreement between the Revolver Agent and the Term Agent (as defined below) (the “Intercreditor Agreement”). The Amended and Restated Revolving Credit Agreement has a scheduled maturity date of May 8, 2017.

Under the Amended and Restated Revolving Credit Agreement, the lenders agree to make available to us a $150 million revolving credit facility. We have the option to increase the total commitment under the facility to $200 million, subject to certain conditions, including (i) obtaining commitments from any one or more lenders, whether or not currently party to the Amended and Restated Revolving Credit Agreement, to provide such increased amounts and (ii) the available amount of increases to the facility being reduced by the amount of any incremental loans advanced under the Term Loan Credit Agreement in excess of $25 million. Availability under the Amended and Restated Revolving Credit Agreement will be based upon monthly (or more frequent under certain circumstances) borrowing base certifications of the Borrowers’ eligible inventory and eligible accounts receivable, and will be reduced by certain reserves in effect from time to time. Subject to availability, the Amended and Restated Revolving Credit Agreement provides for a letter of credit subfacility in an amount not in excess of $15 million, and allows for swingline loans in an amount not in excess of $10 million. Outstanding borrowings under the Amended and Restated Revolving Credit Agreement will bear interest at a rate, at the Borrowers’ election, equal to (i) LIBOR plus a margin ranging from 1.75% to 2.25% or (ii) a base rate plus a margin ranging from 0.75% to 1.25%, in each case depending upon the monthly average excess availability under the revolving loan facility. The Borrowers are required to pay a monthly unused line fee equal to 0.375% times the average daily unused availability along with other customary fees and expenses of the Revolver Agent and the lenders.

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

As of June 30, 2014, we were in compliance with all covenants of the Amended and Restated Revolving Credit Agreement.

Term Loan Credit Agreement and Related Amendment

In May 2012 we entered into a credit agreement among us, the several lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, joint lead arranger and joint bookrunner (the “Term Agent”), and Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunner, as amended (the “Term Loan Credit Agreement”), which provided for a senior secured term loan facility of $300 million to be advanced at closing and provides for a senior secured incremental term loan facility of up to $75 million, subject to certain conditions, including (i) obtaining commitments from any one or more lenders, whether or not currently party to the Term Loan Credit Agreement, to provide such increased amounts and (ii) the available amount of incremental loans being reduced by the amount of any increases in the maximum revolver amount under the Amended and Restated Revolving Credit Agreement (discussed above). Also in May 2012, certain of our subsidiaries (the “Term Guarantors”) entered into a general continuing guarantee of the Company’s obligations under the Term Loan Credit Agreement in favor of the Term Agent (the “Term Guarantee”).

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

The Term Loan Credit Agreement is guaranteed by the Term Guarantors and is secured by (i) first-priority liens on and security interests in the Term Priority Collateral, and (ii) second-priority security interests in the Revolver Priority Collateral. In addition, the Amendment amended the Term Loan Credit Agreement, by among other things, removing the covenant that we be required to maintain a minimum interest coverage ratio, and providing for a 1% prepayment premium in the event that we enter into a refinancing of, or amendment in respect of, the Tranche B-1 Loans on or prior to the first anniversary of the effective date of the Amendment that, in either case, results in the all-in yield of such refinancing or amendment being less than the all-in yield on the Tranche B-1 Loans. As amended, the Term Loan Credit Agreement requires us to maintain a maximum senior secured leverage ratio tested as of the last day of each fiscal quarter for the four consecutive fiscal quarters then ending of not more than (A) 4.5 to 1.0 through September 30, 2013, (B) 4.0 to 1.0 thereafter through September 30, 2015, and (C) 3.5 to 1.0 thereafter. The Term Loan Credit Agreement also contains conditions providing for either voluntary or mandatory prepayments. Conditions for mandatory prepayments include but are not limited to asset sales with proceeds in excess of $1 million and the amount of excess cash flows, as defined in the Term Loan Credit Agreement to be calculated annually with the delivery of financial statements.

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

As of June 30, 2014, our senior secured leverage ratio was 0.9:1.0, and we were in compliance with all covenants under the Term Loan Credit Agreement.

For the six months ended June 30, 2014 and 2013, we paid interest of $5.4 million and $8.5 million, respectively, and principal of $21.4 million and $20.8 million, respectively, under the Term Loan Credit Agreement and related Amendment. As of June 30, 2014, we had $213.5 million outstanding under the Term Loan Credit Agreement of which $2.8 million was classified as current on our Condensed Consolidated Balance Sheet. In connection with the closing of the Term Loan Credit Agreement in May 2012 and related Amendment in April 2013, we paid a total of $8.5 million in original issuance discount fees which will be amortized over the life of the facility using the effective interest rate method. For the six months ended June 30, 2014 and 2013, we charged $0.5 million and $0.4 million, respectively, of amortization for original issuance discount fees as Interest Expense in the Condensed Consolidated Statements of Operations. Additionally, for each of the six month periods ended June 30, 2014 and 2013 we charged $0.4 million of accelerated amortization in connection with a $20 million voluntary principal payment as Other, net in the Condensed Consolidated Statements of Operations.

Cash Flow

Cash used in operating activities for the first six months of 2014 totaled $8.5 million, compared to $6.6 million provided by operating activities during the same period in 2013. Cash used in operations during the current year period was the result of net income adjusted for various non-cash activities, including depreciation, amortization, deferred income taxes, stock-based compensation, and accretion of debt discount of $66.1 million, offset by a $74.6 million increase in our working capital. Increases in working capital for the current year period can be attributed to increased production as well as finished goods and purchasing activities resulting from higher raw material requirements necessary to meet current production demand. Changes in key working capital accounts for the first six months of 2014 as compared to the same period in 2013 are summarized below (in millions):

Source (Use) of cash:	2014	2013	Change
Accounts receivable	$(11.2)	$(27.9)	$16.7
Inventories	(75.8)	(53.3)	(22.5)
Accounts payable and accrued liabilities	9.1	26.6	(17.5)
Net use of cash	(77.9)	(54.6)	(23.3)

Accounts receivable increased by $11.2 million in the first six months of 2014 as compared to an increase of $27.9 million in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, decreased to approximately 25 days as of June 30, 2014, compared to 28 days as of the same period in 2013. The increase in accounts receivable during the first six months of 2014 was primarily due to timing of shipments and a 14.5% increase in our consolidated net sales as compared to the prior year period. Inventory increased by $75.8 million during the first six months of 2014 as compared to an increase of $53.3 million in the 2013 period. The increase in inventory for the 2014 period was primarily due to higher finished goods inventory resulting from production levels exceeding customer shipments for the first six months of 2014. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 6 times in both the 2014 and 2013 periods. Accounts payable and accrued liabilities increased by $9.1 million in 2014 compared to an increase of $26.6 million for the same period in 2013. The increase during the first six months of 2014 was primarily due to increased production levels and increased purchasing activities required to meet current demand. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 27 days in 2014 as compared to 32 days in the same period in 2013.

Investing activities provided $0.1 million during the first six months of 2014 compared to $20.1 million used in the same period in 2013. Investing activities for the first six months of 2014 include proceeds from the sale of certain Retail branch location assets totaling $4.1 million as well as capital expenditures to support growth and improvement initiatives at our facilities totaling $4.2 million. Cash used in investing activities in the first six months of 2013 was primarily related to the acquisition of certain assets of Beall totaling $13.9 million.

Financing activities used $22.5 million during the first six months of 2014 primarily due to principal payments under our term loan credit facility of approximately $21.4 million.

As of June 30, 2014, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $222.3 million, representing an increase of $34.6 million and a decrease of $32.0 million as compared to June 30, 2013 and December 31, 2013, respectively. Total debt and capital lease obligations amounted to $351.3 million as of June 30, 2014. As we continue to see improvements to the overall trailer industry, as well as our operating performance metrics, we believe our liquidity is adequate to fund operations, working capital needs and capital expenditures for the remainder of 2014.

Capital Expenditures

Capital spending amounted to $4.2 million for the first six months of 2014 and is anticipated to be approximately $20 million for 2014. Capital spending for 2014 has been and is expected to continue to be primarily utilized for maintenance related projects and to support growth and improvement initiatives within our facilities.

Off-Balance Sheet Transactions

As of June 30, 2014, we had approximately $7.5 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter ended June 30, 2014.

Contractual Obligations and Commercial Commitments

We have included a summary of our Contractual Obligations and Commercial Commitments in our annual report on Form 10-K for the year ended December 31, 2013. With the exception of the increase in our raw material purchases commitments (see “Item 3. Qualitative and Quantitative Disclosures About Market Risks—Commodity Prices” section below for further details) and a decrease in our term loan credit facility (see Note 4 of our condensed consolidated financial statements) there have been no material changes to the summary provided in that report.

Backlog

Orders that have been confirmed by customers in writing and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $842 million at June 30, 2014 compared to $711 million at December 31, 2013 and $680 million at June 30, 2013. We expect to complete the majority of our existing backlog orders within the next 12 months.

OUTLOOK

The demand environment for trailers remained healthy during the first six months of 2014, as evidenced by our strong and improving backlog, a trailer demand forecast by industry forecasters above replacement demand levels for the next several years and our ability to improve and recapture lost margins. Recent estimates from industry analysts, ACT Research Company (“ACT”) and FTR Associates (“FTR”), forecast strong demand levels for the remainder of 2014 and beyond, with ACT currently estimating demand to be approximately 262,000 trailers for 2014, representing an increase of 10% as compared to 2013, and forecasting continued strong demand levels into the foreseeable future with estimated annual average demand for the five year period ending 2019 in excess of 268,000 new trailers. FTR anticipates new trailer demand to be approximately 259,000 new trailers in 2014, representing an increase of 10% as compared to 2013, while projecting a decrease in 2015 with demand totaling 244,000 trailers. Nevertheless, there remain downside concerns relating to issues with the U.S. and global economy, unemployment, and housing and construction-related markets in the U.S.

Other challenges we face as we proceed further into 2014 will primarily relate to managing raw material commodity and component costs. While most commodity costs have been stable in recent periods, raw material costs have historically had periods of volatility. As has been our policy, we will endeavor to pass along raw material and component price increases to our customers in addition to continuing our hedging activities in an effort to minimize the risk of changes in commodity prices having a significant impact on our operating results.

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

Based on the published industry demand forecasts, customer feedback regarding their current requirements, our existing backlog of orders and our continued efforts to be selective in our order acceptance to ensure we obtain appropriate value for our products, we estimate that for the full year 2014 total new trailers sold will be between 53,000 and 55,000, which reflects volumes approximately 13% to 18% stronger than 2013 demand levels. As a result of our commitment to recapture margins within our Commercial Trailer Products segment, our expectation for growth in trailer volumes is similar to the expected industry growth rate, and we have already begun to realize the improvements in pricing and gross margins and we expect continued improvements throughout the remainder of 2014.

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

Commodity Prices

We are exposed to fluctuations in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, nickel and copper as well as other raw material components. Given the historical volatility of certain commodity prices, this exposure can materially impact product costs. We manage commodity price changes by entering into fixed price contracts with our suppliers. As of June 30, 2014, we had $42.4 million in raw material purchase commitments through December 2014 for materials that will be used in the production process as compared to $32.8 million as of December 31, 2013. With the exception of certain long-term agreements with our core customers, we typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in product prices, our results would be materially and adversely affected.

Interest Rates

As of June 30, 2014, we had no floating rate debt outstanding under our revolving facility. During the six month period ended June 30, 2014, we maintained an average floating rate borrowing level of less than $0.1 million under our revolving line of credit. In addition, as of June 30, 2014, we had outstanding borrowings under our Term Loan Credit Agreement totaling $213.5 million that bear interest at a floating rate, subject to a minimum interest rate. Based on the average borrowings under our revolving facility and the outstanding indebtedness under our Term Loan Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of $0.3 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2014.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal year 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

WABASH NATIONAL CORPORATION

Date: July 29, 2014	By:	/s/ Jeffery L. Taylor
Jeffery L. Taylor
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

