Form 10-Q
period 2014-09-30
WABASH NATIONAL CORP /DE
filed 2014-10-28
CIK 879526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

Yes ☐ No ☒

The number of shares of common stock outstanding at October 24, 2014 was 68,983,702.

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$79,551	$113,262
Accounts receivable	151,621	120,358
Inventories	259,794	184,173
Deferred income taxes	17,162	21,576
Prepaid expenses and other	6,911	9,632
Total current assets	$515,039	$449,001

PROPERTY, PLANT AND EQUIPMENT	137,170	142,082

DEFERRED INCOME TAXES	27	1,401

GOODWILL	149,503	149,967

INTANGIBLE ASSETS	142,718	159,181

OTHER ASSETS	12,852	10,613
	$957,309	$912,245

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$490	$3,245
Current portion of capital lease obligations	1,500	1,609
Accounts payable	137,842	112,151
Other accrued liabilities	98,902	99,358
Total current liabilities	$238,734	$216,363

LONG-TERM DEBT	323,689	358,890

CAPITAL LEASE OBLIGATIONS	6,127	6,851

DEFERRED INCOME TAXES	886	1,234

OTHER NONCURRENT LIABILITIES	17,608	6,528

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 68,983,702 and 68,523,419 shares outstanding, respectively	709	705
Additional paid-in capital	633,552	625,971
Accumulated deficit	(235,285)	(277,128)
Accumulated other comprehensive income	(63)	(18)
Treasury stock at cost, 1,987,073 and 1,873,870 common shares, respectively	(28,648)	(27,151)
Total stockholders' equity	$370,265	$322,379
	$957,309	$912,245

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

NET SALES	$491,697	$439,977	$1,335,838	$1,177,332

COST OF SALES	430,069	378,480	1,165,925	1,014,796

Gross profit	$61,628	$61,497	$169,913	$162,536

GENERAL AND ADMINISTRATIVE EXPENSES	14,957	14,559	44,890	43,208

SELLING EXPENSES	6,271	7,628	20,361	23,029

AMORTIZATION OF INTANGIBLES	5,471	5,454	16,413	16,278

ACQUISITION EXPENSES	-	26	-	883

Income from operations	$34,929	$33,830	$88,249	$79,138

OTHER INCOME (EXPENSE):
Interest expense	(5,454)	(6,252)	(16,904)	(20,364)
Other, net	(610)	(605)	(1,626)	1,300

Income before income taxes	$28,865	$26,973	$69,719	$60,074

INCOME TAX EXPENSE	10,558	10,737	27,877	23,968

Net income	$18,307	$16,236	$41,842	$36,106

BASIC NET INCOME PER SHARE	$0.26	$0.24	$0.60	$0.52

DILUTED NET INCOME PER SHARE	$0.25	$0.23	$0.58	$0.52

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

NET INCOME	$18,307	$16,236	$41,842	$36,106

Other comprehensive (loss) income:
Foreign currency translation adjustment	(295)	191	(45)	(152)
Total other comprehensive (loss) income	(295)	191	(45)	(152)

COMPREHENSIVE INCOME	$18,012	$16,427	$41,797	$35,954

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net income	$41,842	$36,106
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	12,730	12,429
Amortization of intangibles	16,413	16,278
Loss on debt extinguishment	1,042	1,304
Deferred income taxes	14,571	23,559
Stock-based compensation	5,509	5,525
Accretion of debt discount	3,624	3,455
Changes in operating assets and liabilities
Accounts receivable	(31,263)	(33,419)
Inventories	(79,534)	(49,173)
Prepaid expenses and other	2,721	1,788
Accounts payable and accrued liabilities	25,094	33,315
Other, net	1,961	2,593
Net cash provided by operating activities	$14,710	$53,760

Cash flows from investing activities
Capital expenditures	(9,017)	(11,566)
Acquisition, net of cash acquired	-	(15,985)
Other	4,228	2,500
Net cash used in investing activities	$(4,789)	$(25,051)

Cash flows from financing activities
Proceeds from exercise of stock options	1,789	447
Borrowings under revolving credit facilities	565	910
Payments under revolving credit facilities	(565)	(910)
Principal payments under capital lease obligations	(1,492)	(1,309)
Principal payments under term loan credit facility	(42,078)	(42,135)
Principal payments under industrial revenue bond	(354)	(265)
Debt issuance costs paid	-	(981)
Stock repurchase	(1,497)	(35)
Net cash used in financing activities	$(43,632)	$(44,278)

Net decrease in cash and cash equivalents	$(33,711)	$(15,569)
Cash and cash equivalents at beginning of period	113,262	81,449
Cash and cash equivalents at end of period	$79,551	$65,880

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

In February 2013, the Company completed the acquisition of certain assets of the tank and trailer business of Beall Corporation (“Beall”), a Portland, Oregon-based manufacturer of aluminum tank trailers and related equipment. Beall began Chapter 11 reorganization proceedings in September 2012, followed by a bankruptcy-court approved auction of its assets in December 2012. The Company was the winning bidder for certain assets of Beall’s tank and trailer business, including equipment, inventory, certain product designs, intellectual property and other related assets. The aggregate consideration paid by the Company for the acquired assets and the assumed liabilities was $13.9 million and was allocated to the opening balance sheet as follows (in thousands):

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

Inventories are stated at the lower of cost, primarily determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured inventory includes raw material, labor and overhead. Inventories consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Raw materials and components	$80,544	$54,699
Work in progress	30,757	20,749
Finished goods	128,019	82,673
Aftermarket parts	8,367	10,389
Used trailers	12,107	15,663
	$259,794	$184,173

4.	DEBT

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2014	2013
Convertible senior notes	$150,000	$150,000
Term loan credit agreement	192,845	234,923
Industrial revenue bond	1,765	2,119
	$344,610	$387,042
Less: unamortized discount	(20,431)	(24,907)
Less: current portion	(490)	(3,245)
	$323,689	$358,890

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

The Notes are convertible by their holders into cash, shares of the Company’s common stock or any combination thereof at the Company’s election, at an initial conversion rate of 85.4372 shares of the Company’s common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events as described in the indenture for the Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date. As of September 30, 2014, the Notes were not convertible based on the above criteria. If the Notes were converted as of September 30, 2014, the if-converted value would exceed the principal amount by approximately $21 million.

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

The Company accounts separately for the liability and equity components of the Notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance required the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. The Company determined that senior, unsecured corporate bonds traded on the market represent a similar liability to the Notes without the conversion option. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of the Notes to be 7.0%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the Notes, which resulted in a fair value of the liability component of $123.8 million upon issuance, calculated as the present value of implied future payments based on the $150.0 million aggregate principal amount. The $21.7 million difference between the cash proceeds before offering expenses of $145.5 million and the estimated fair value of the liability component was recorded in additional paid-in capital. The discount on the liability portion of the Notes is being amortized over the life of the Notes using the effective interest rate method.

The Company applies the treasury stock method in calculating the dilutive impact of the Notes. For the three and nine month periods ended September 30, 2014, the Notes had a dilutive impact.

The following table summarizes information about the equity and liability components of the Notes (dollars in thousands). The fair value of the Notes outstanding was measured based on quoted market prices.

	September 30,	December 31,
	2014	2013
Principal amount of the Notes outstanding	$150,000	$150,000
Unamortized discount of liability component	(16,418)	(19,372)
Net carrying amount of liability component	133,582	130,628
Less: current portion	-	-
Long-term debt	$133,582	$130,628
Carrying value of equity component, net of issuance costs	$20,993	$20,993
Remaining amortization period of discount on the liability component	3.6 years	4.3 years

Contractual coupon interest expense and accretion of discount on the liability component for the Notes for the three and nine month periods ended September 30, 2014 were as follow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Contractual coupon interest expense	$1,266	$1,266	$3,797	$3,797
Accretion of discount on the liability component	$1,002	$935	$2,954	$2,759

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

As of September 30, 2014, the Company had no outstanding borrowings under the Amended and Restated Revolving Credit Agreement and was in compliance with all covenants. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the revolving credit facility, amounted to $219.7 million as of September 30, 2014.

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

The Term Loan Credit Agreement is guaranteed by the Term Guarantors and is secured by (i) first-priority liens on and security interests in the Term Priority Collateral, and (ii) second-priority security interests in the Revolver Priority Collateral. In addition, the Amendment amended the Term Loan Credit Agreement, by among other things, removing the covenant that the Company be required to maintain a minimum interest coverage ratio. The Term Loan Credit Agreement requires the Company to maintain a maximum senior secured leverage ratio tested as of the last day of each fiscal quarter for the four consecutive fiscal quarters then ending of not more than (A) 4.5 to 1.0 through September 30, 2013, (B) 4.0 to 1.0 thereafter through September 30, 2015, and (C) 3.5 to 1.0 thereafter. The Term Loan Credit Agreement also contains conditions providing for either voluntary or mandatory prepayments. Conditions for mandatory prepayments include but are not limited to asset sales with proceeds in excess of $1 million and the amount of excess cash flows, as defined in the Term Loan Credit Agreement, as amended, to be calculated annually with the delivery of financial statements.

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

As of September 30, 2014, the Company’s senior secured leverage ratio was 0.8:1.0, and the Company was in compliance with all covenants under the Term Loan Credit Agreement.

For the nine months ended September 30, 2014 and 2013, under the Term Loan Credit Agreement the Company paid interest of $7.9 million and $12.0 million, respectively, and principal of $42.1 million during each nine month periods. As of September 30, 2014, the Company had $192.8 million outstanding under the Term Loan Credit Agreement, all of which was classified as long-term debt on the Company’s Condensed Consolidated Balance Sheet as a result of the Company’s election to apply a voluntary principal payment in September 2014 in a manner that fulfilled the Company’s obligation to pay the future mandatory quarterly amortization installments as required by the Term Loan Credit Agreement. In connection with the closing of the Term Loan Credit Agreement in May 2012 and the Amendment in April 2013, the Company paid a total of $8.5 million in original issuance discount fees which are being amortized over the life of the facility using the effective interest rate method.

For each of the nine months ended September 30, 2014 and 2013, the Company charged $0.7 million of amortization for original issuance discount fees as Interest Expense in the Condensed Consolidated Statements of Operations. In addition, for each of the nine month periods ended September 30, 2014 and 2013, the Company charged $0.9 million of accelerated amortization in connection with its voluntary principal payments as Other, net in the Condensed Consolidated Statements of Operations.

Other Debt Facilities

In November 2012, the Company entered into a loan agreement with GE Government Finance, Inc. as lender and the County of Trigg, Kentucky as issuer for a $2.5 million Industrial Revenue Bond. The funds received were used to purchase the equipment needed for the expansion of the Company’s Cadiz, Kentucky facility. The loan bears interest at a rate of 4.25% and matures in March 2018. As of September 30, 2014, the Company had $1.8 million outstanding, of which $0.5 million was classified as current on the Condensed Consolidated Balance Sheet.

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

The investments purchased by the Company (asset) include mutual funds, $0.4 million of which are classified as Level 1, and life-insurance contracts valued based on the performance of underlying mutual funds, $7.0 million of which are classified as Level 2.

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

Estimated Fair Value of Debt

The estimated fair value of long-term debt at September 30, 2014 consists primarily of the Notes and borrowings under its Term Loan Credit Agreement (see Note 4). The fair value of the Notes, the Term Loan Credit Agreement and the revolving credit facility are based upon third party pricing sources, which generally does not represent daily market activity, nor does it represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the revolving credit facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings. All other debt and capital lease obligations approximate their fair value as determined by discounted cash flows and are classified as Level 3.

The Company’s carrying and estimated fair value of debt, at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014				December 31, 2013
	Carrying	Fair Value			Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Instrument
Convertible senior notes	$133,582	$-	$198,360	$-	$130,628	$-	$197,718	$-
Term loan credit agreement	188,832	-	191,399	-	229,388	-	236,684	-
Industrial revenue bond	1,765	-	-	1,765	2,119	-	-	2,119
Capital lease obligations	7,627	-	-	7,627	8,460	-	-	8,460
	$331,806	$-	$389,759	$9,392	$370,595	$-	$434,402	$10,579

6.	STOCK-BASED COMPENSATION

The Company recognizes all share-based payments based upon their fair value. To value new stock option awards the Company uses a binomial option-pricing model, which incorporates various assumptions including expected volatility, expected term, dividend yield and risk-free interest rates. The expected volatility is based upon the Company’s historical experience. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate utilized for periods throughout the contractual life of the options are based upon U.S. Treasury security yields at the time of grant. The Company also grants restricted stock units subject to service, performance and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance based units is based on the market price of a share of underlying common stock at the date of grant. The fair value of the market based units is based on a lattice valuation model. The amount of compensation costs related to stock options, nonvested restricted stock, restricted stock units and performance units not yet recognized was $10.2 million at September 30, 2014, for which the expense will be recognized through 2017.

7.	CONTINGENCIES

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, and is periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations"). As of September 30, 2014, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

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

Based on its current knowledge, and taking into consideration its litigation-related liabilities, the Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding or governmental examination other than certain of the matters below, which are addressed individually, that would have a material adverse effect on the Company's consolidated financial condition or liquidity. However, in light of the uncertainties involved in such matters, the ultimate outcome of a particular matter could be material to the Company's operating results for a particular period depending on, among other factors, the size of the loss or liability imposed and the level of the Company's income for that period. Costs associated with the litigation and settlements of legal matters are reported within General and Administrative Expenses in the Consolidated Statements of Operations.

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

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil. On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damages amount is approximately R$26.7 million (Brazilian Reais), which is approximately $11.0 million U.S. dollars using current exchange rates and exclusive of any potentially court-imposed interest, fees or inflation adjustments (which are currently estimated at a maximum of approximately $58 million, at current exchange rates, but may change with the passage of time and/or the discretion of the court at the time of final judgment in this matter). Due, in part, to the amount and type of damages awarded by the Fourth Civil Court of Curitiba, Wabash immediately filed for clarification of the judgment. The Fourth Civil Court has issued its clarification of judgment, leaving the underlying decision unchanged and referring the parties to the State of Paraná Court of Appeals for any further appeal of the decision. As such, Wabash filed its notice of appeal with the Court of Appeals, as well as its initial appeal papers, on April 22, 2013. The Court of Appeals has the authority to re-hear all facts presented to the lower court, as well as to reconsider the legal questions presented in the case, and to render a new judgment in the case without regard to the lower court’s findings. Pending outcome of this appeal process, the judgment is not enforceable by the plaintiff. Any ruling from the Court of Appeals is not expected prior to the end of 2014, and, accordingly, the judgment rendered by the lower court cannot be enforced prior to that time, and may be overturned or reduced as a result of this process. The Company believes that the claims asserted by BK are without merit and it intends to continue to vigorously defend its position. The Company has not recorded a charge with respect to this loss contingency as of September 30, 2014. Furthermore, at this time, the Company does not have sufficient information to predict the ultimate outcome of the case and is unable to reasonably estimate the amount of any possible loss or range of loss that it may be required to pay at the conclusion of the case. The Company will reassess the need for the recognition of a loss contingency upon official assignment of the case in the Court of Appeals, upon a decision to settle this case with the plaintiffs or an internal decision as to an amount that the Company would be willing to settle or upon the outcome of the appeals process.

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

Environmental Disputes

In August 2014, the Company was noticed as a potentially responsible party (“PRP”) by the South Carolina Department of Health and Environmental Control (“DHEC”) pertaining to the Philip Services Site located in Rock Hill, South Carolina pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and corresponding South Carolina statutes. PRPs include parties identified through manifest records as having contributed to deliveries of hazardous substances to the Philip Services Site between 1979 and 1999. The DHEC’s allegation that the Company is a PRP arises out of four manifest entries in 1989 under the name of a company unaffiliated with Wabash National (or any of its former or current subsidiaries) that purport to be delivering a de minimis amount of hazardous waste to the Philip Services Site “c/o Wabash National Corporation.” As such, the Philip Services Site PRP Group (“PRP Group”) notified the Company in August 2014 that is was offering the Company the opportunity to resolve any liabilities associated with the Philip Services Site by entering into a Cash Out and Reopener Settlement Agreement (the “Settlement Agreement”) with the PRP Group, as well as a Consent Decree with the DHEC. The Company is presently evaluating its liability associated with the Philip Services Site, as well as the offer from the PRP Group to enter into the Settlement Agreement and Consent Decree. If the Company were to determine it will accept the offer to enter into the proposed Settlement Agreement and Consent Decree, the requested settlement payment is immaterial to the Company’s financial conditions or operations, and as a result, the entry into the Settlement Agreement and Consent Decree is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Bulk Tank International, S. de R.L. de C.V. (“Bulk”), one of the Walker companies acquired by the Company on May 8, 2012, entered into agreements in 2011 with the Mexican federal environmental agency, PROFEPA, and the applicable state environmental agency, PROPAEG, pursuant to PROFEPA’s and PROPAEG’s respective environmental audit programs to resolve noncompliance with federal and state environmental laws at Bulk’s Guanajuato facility. Bulk completed all required corrective actions and received a Certification of Clean Industry from PROPAEG, and is seeking the same certification from PROFEPA, which the Company expects it will receive following the conclusion of a final audit process that is scheduled for December 2014. As a result, the Company does not expect that this matter will have a material adverse effect on its financial condition or results of operations.

In January 2012, the Company was noticed as a PRP by the U.S. Environmental Protection Agency (“EPA”) and the Louisiana Department of Environmental Quality (“LDEQ”) pertaining to the Marine Shale Processors Site located in Amelia, Louisiana (“MSP Site”) pursuant to CERCLA and corresponding Louisiana statutes. PRPs include current and former owners and operators of facilities at which hazardous substances were allegedly disposed. The EPA’s allegation that the Company is a PRP arises out of one alleged shipment of waste to the MSP Site in 1992 from the Company’s branch facility in Dallas, Texas. As such, the MSP Site PRP Group notified the Company in January 2012 that, as a result of a March 18, 2009 Cooperative Agreement for Site Investigation and Remediation entered into between the MSP Site PRP Group and the LDEQ, the Company was being offered a “De Minimis Cash-Out Settlement” to contribute to the remediation costs, which would remain open until February 29, 2012. The Company chose not to enter into the settlement and has denied any liability. In addition, the Company has requested that the MSP Site PRP Group remove the Company from the list of PRPs for the MSP Site, based upon the following facts: the Company acquired this branch facility in 1997 – five years after the alleged shipment - as part of the assets the Company acquired out of the Fruehauf Trailer Corporation (“Fruehauf”) bankruptcy (Case No. 96-1563, United States Bankruptcy Court, District of Delaware (“Bankruptcy Court”)); as part of the Asset Purchase Agreement regarding the Company’s purchase of assets from Fruehauf, the Company did not assume liability for “Off-Site Environmental Liabilities,” which are defined to include any environmental claims arising out of the treatment, storage, disposal or other disposition of any Hazardous Substance at any location other than any of the acquired locations/assets; the Bankruptcy Court, in an Order dated May 26, 1999, also provided that, except for those certain specified liabilities assumed by the Company under the terms of the Asset Purchase Agreement, the Company and its subsidiaries shall not be subject to claims asserting successor liability; and the “no successor liability” language of the Asset Purchase Agreement and the Bankruptcy Court Order form the basis for the Company’s request that it be removed from the list of PRPs for the MSP Site. The MSP Site PRP Group is currently considering the Company’s request, but has provided no timeline to the Company for a response. However, the MSP Site PRP Group has agreed to indefinitely extend the time period by which the Company must respond to the De Minimis Cash-Out Settlement offer. The Company does not expect that this proceeding will have a material adverse effect on its financial condition or results of operations.

In September 2003, the Company was noticed as a PRP by the EPA pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site (the “Superfund Site”) pursuant to the CERCLA. The EPA’s allegation that the Company was a PRP arises out of the Company’s acquisition of a former branch facility located approximately five miles from the original Superfund Site. The Company acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002. In June 2010, the Company was contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that the Company contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010. The Company initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from the Company. If the settlement is approved by all parties, it will prevent any third party from successfully bringing claims against the Company for environmental contamination relating to this former branch property. The Company has been awaiting approval from the ADEQ since the settlement was first proposed in July 2010. Based on communications with the RID and ADEQ in September 2014, the Company does not expect to receive a response regarding the approval of the settlement from the ADEQ for, at least, several additional months. Based upon the Company’s limited period of ownership of the former branch property, and the fact that it no longer owns the former branch property, it does not anticipate that the ADEQ will reject the proposed settlement, but no assurance can be given at this time as to the ADEQ’s response to the settlement proposal. The proposed settlement terms have been accrued and did not have a material adverse effect on the Company’s financial condition or results of operations, and the Company believes that any ongoing proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

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

Per share results have been computed based on the average number of common shares outstanding. The computation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic net income per share:
Net income applicable to common stockholders	$18,307	$16,236	$41,842	$36,106
Undistributed earnings allocated to participating securities	(103)	(117)	(340)	(293)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$18,204	$16,119	$41,502	$35,813
Weighted average common shares outstanding	68,976	68,487	68,862	68,442
Basic net income per share	$0.26	$0.24	$0.60	$0.52

Diluted net income per share:
Net income applicable to common stockholders	$18,307	$16,236	$41,842	$36,106
Undistributed earnings allocated to participating securities	(103)	(117)	(340)	(293)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$18,204	$16,119	$41,502	$35,813

Weighted average common shares outstanding	68,976	68,487	68,862	68,442
Dilutive shares from assumed conversion of convertible senior notes	1,949	-	1,806	-
Dilutive stock options and restricted stock	994	524	855	458
Diluted weighted average common shares outstanding	71,919	69,011	71,523	68,900
Diluted net income per share	$0.25	$0.23	$0.58	$0.52

Average diluted shares outstanding for the three and nine month periods ended September 30, 2014 and 2013 exclude options to purchase common shares totaling 504 and 1,018, respectively, and 538 and 1,301, respectively, because the exercise prices were greater than the average market price of the common shares. In addition, the calculation of diluted net income per share for the three and nine month periods ended September 30, 2013 excludes the impact of the Notes as the average stock price of the Company’s common stock during these periods was below the initial conversion price.

9.	INCOME TAXES

The Company recognized income tax expense of $27.9 million in the first nine months of 2014 compared to $24.0 million for the same period in the prior year. The effective tax rate for the first nine months of 2014 was 40.0%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes, the revaluation of the Company’s net deferred tax assets due to a reduction in its state and local statutory income tax rates and the benefit of the U.S. Internal Revenue Code domestic manufacturing deduction. The effective tax rate for the first nine months of 2013 was 39.9%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes.

10.         OTHER ACCRUED LIABILITIES

The following table presents major components of Other Accrued Liabilities (in thousands):

	September 30,	December 31,
	2014	2013
Payroll and related taxes	$24,869	$29,399
Customer deposits	24,490	30,730
Accrued taxes	17,492	8,520
Warranty	15,485	14,719
Self-insurance	8,451	9,399
All other	8,115	6,591
	$98,902	$99,358

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2014	2013
Balance as of January 1	$14,719	$14,886
Provision for warranties issued in current year	4,975	4,462
Provision for (Recovery of) pre-existing warranties, net	(112)	508
Payments	(4,097)	(4,256)
Balance as of September 30	$15,485	$15,600

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

	Commercial	Diversified		Corporate and
	Trailer Products	Products	Retail	Eliminations	Consolidated
Three Months Ended September 30, 2014
Net sales
External customers	$333,873	$112,860	$44,964	$-	$491,697
Intersegment sales	17,771	19,319	202	(37,292)	-
Total net sales	$351,644	$132,179	$45,166	$(37,292)	$491,697

Income (Loss) from operations	$26,429	$12,027	$859	$(4,386)	$34,929
Reconciling items to income before income taxes
Interest expense					(5,454)
Other, net					(610)
Income before income taxes					$28,865

2013
Net sales
External customers	$276,564	$117,990	$45,423	$-	$439,977
Intersegment sales	16,946	14,141	573	(31,660)	-
Total net sales	$293,510	$132,131	$45,996	$(31,660)	$439,977

Income (Loss) from operations	$17,323	$18,538	$743	$(2,774)	$33,830
Reconciling items to income before income taxes
Interest expense					(6,252)
Other, net					(605)
Income before income taxes					$26,973

	Commercial	Diversified		Corporate and
	Trailer Products	Products	Retail	Eliminations	Consolidated
Nine Months Ended September 30, 2014
Net Sales
External customers	$859,867	$334,281	$141,690	$-	$1,335,838
Intersegment sales	54,880	52,890	696	(108,466)	-
Total net sales	$914,747	$387,171	$142,386	$(108,466)	$1,335,838

Income (Loss) from operations	$58,447	$37,623	$3,190	$(11,011)	$88,249
Reconciling items to income before income taxes
Interest expense					(16,904)
Other, net					(1,626)
Income before income taxes					$69,719

2013
Net Sales
External customers	$704,712	$338,937	$133,683	$-	$1,177,332
Intersegment sales	52,708	40,677	1,292	(94,677)	-
Total net sales	$757,420	$379,614	$134,975	$(94,677)	$1,177,332

Income (Loss) from operations	$37,197	$51,320	$2,877	$(12,256)	$79,138
Reconciling items to income before income taxes
Interest expense					(20,364)
Other, net					1,300
Income before income taxes					$60,074

b. Product Information

The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
	$	$	$	$	%
Three Months Ended September 30, 2014
New trailers	326,679	53,689	20,701	401,069	81.6
Used trailers	1,956	908	4,164	7,028	1.4
Components, parts and service	817	20,936	19,228	40,981	8.3
Equipment and other	4,421	37,327	871	42,619	8.7
Total net external sales	333,873	112,860	44,964	491,697	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
	$	$	$	$	%
2013
New trailers	263,018	55,997	20,899	339,914	77.3
Used trailers	9,092	792	3,442	13,326	3.0
Components, parts and service	1,175	26,648	20,101	47,924	10.9
Equipment and other	3,279	34,553	981	38,813	8.8
Total net external sales	276,564	117,990	45,423	439,977	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
	$	$	$	$	%
Nine Months Ended September 30, 2014
New trailers	825,859	162,627	65,283	1,053,769	78.9
Used trailers	21,788	3,345	12,970	38,103	2.9
Components, parts and service	2,085	71,564	60,868	134,517	10.1
Equipment and other	10,135	96,745	2,569	109,449	8.1
Total net external sales	859,867	334,281	141,690	1,335,838	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
	$	$	$	$	%
2013
New trailers	670,869	150,750	60,706	882,325	74.9
Used trailers	20,407	2,412	9,747	32,566	2.8
Components, parts and service	6,576	75,962	59,575	142,113	12.1
Equipment and other	6,860	109,813	3,655	120,328	10.2
Total net external sales	704,712	338,937	133,683	1,177,332	100.0

12.	NEW ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. ASU 2013-11 became effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. The adoption did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The standard allows for either a full retrospective or modified retrospective transition method. The Company does not expect this standard to have a material impact on the Company’s financial statements upon adoption.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.5	86.0	87.3	86.2
Gross profit	12.5	14.0	12.7	13.8

General and administrative expenses	3.0	3.3	3.4	3.7
Selling expenses	1.3	1.7	1.5	2.0
Amortization of intangibles	1.1	1.3	1.2	1.4
Income from operations	7.1	7.7	6.6	6.7

Interest expense	(1.1)	(1.5)	(1.3)	(1.7)
Other, net	(0.1)	(0.1)	(0.1)	0.1
Income before income taxes	5.9	6.1	5.2	5.1

Income tax expense	2.2	2.4	2.1	2.0
Net income	3.7%	3.7%	3.1%	3.1%

For the three and nine month periods ended September 30, 2014, we recorded net sales of $491.7 million and $1,335.8 million, respectively, compared to $440.0 million and $1,177.3 million, respectively, in the prior year periods. Net sales for the three month period ended September 30, 2014 increased $51.7 million, or 11.8%, compared to the prior year period due to an increase in new trailer shipments of approximately 3,000 units, or 23.8%. Gross profit margin declined to 12.5% in the third quarter of 2014 compared to 14.0% in the prior year period due to a higher percentage of our consolidated net sales occurring within our lower-margin Commercial Trailer Products segment, higher raw material and operating costs associated with our wood flooring business, and competitive market pressures within certain product lines. We continue to be encouraged by the strong demand in the overall trailer market throughout the first nine months of 2014, and our expectation is that overall industry shipment and production levels will remain above replacement demand for the remainder of 2014 and 2015, as many key structural and market drivers continue to support healthy demand for new trailers. In addition, we expect to continue to deliver improvements in our financial and operational results as we further optimize our production facilities and continue to expand our Diversified Products segment customer base and focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

Selling, general and administrative expenses decreased $1.0 million in the third quarter of 2014 as compared to the same period in 2013. This decrease is primarily due to lower salaries and employee related costs, including employee incentive programs, of $0.9 million and bad debt expense of $0.4 million partially offset by higher outside professional services and technology costs of $0.2 million. As a percentage of net sales, selling, general and administrative expenses decreased to 4.3% as compared to 5.0% in the prior year period.

Our management team continues to be focused on positioning the Company to optimize profits as the industry continues to improve, maintaining our cost savings initiatives, strengthening our capital structure, developing innovative products that meet the needs of our customers and diversifying our product offerings through growth in non-trailer products. As a recognized industry leader, we continue to focus on product innovation, lean manufacturing, strategic sourcing and workforce optimization in order to strengthen our industry position and improve operating results.

Three Months Ended September 30, 2014

Net Sales

Net sales in the third quarter of 2014 increased $51.7 million, or 11.8%, compared to the third quarter of 2013. By business segment, net external sales and related units sold were as follows (dollars in millions):

	Three Months Ended September 30,
			Change
	2014	2013	$	%
Sales by Segment
Commercial Trailer Products	$333.8	$276.6	$57.2	20.7
Diversified Products	112.9	118.0	(5.1)	(4.3)
Retail	45.0	45.4	(0.4)	(0.9)
Total	$491.7	$440.0	$51.7	11.8

	(units)
New Trailers
Commercial Trailer Products	13,950	10,950	3,000	27.4
Diversified Products	850	850	-	-
Retail	800	800	-	-
Total	15,600	12,600	3,000	23.8

	(units)
Used Trailers
Commercial Trailer Products	200	1,000	(800)	(80.0)
Diversified Products	50	50	-	-
Retail	350	350	-	-
Total	600	1,400	(800)	(57.1)

Commercial Trailer Products segment sales were $333.8 million for the third quarter of 2014, an increase of $57.2 million, or 20.7%, compared to the third quarter of 2013. The increase in sales was primarily due to a 27.4% increase in new trailer shipments, as approximately 13,950 trailers were shipped in the third quarter of 2014 compared to 10,950 trailers shipped in the prior year period. The increase in trailer shipments and improved pricing was offset by product mix, which lowered average selling prices by 2.4% as compared to the prior year period. Used trailer sales decreased $7.1 million, or 78.5%, compared to the previous year period primarily due to decreased availability of product through fleet trade packages, as approximately 800 fewer used trailers shipped in the third quarter of 2014 compared to the prior year period.

Diversified Products segment sales were $112.9 million for the third quarter of 2014, down $5.1 million, or 4.3%, compared to the third quarter of 2013. New trailer shipments in the third quarter remained comparable to the prior year period totaling 850 trailers, while new trailer sales decreased $2.3 million, or 4.1%, as a result of product mix and competitive market pressures within certain product lines, which lowered average selling prices by 4.0% as compared to the prior year period. Sales of our composite product offerings decreased $4.2 million, or 22.4%, as compared to the previous year period. The decreases in new trailer sales and composite product offerings were partially offset by a $2.8 million, or 8.0%, increase in equipment sales as compared to the prior year period due to improved demand for our non-trailer truck mounted equipment and other engineered products.

Retail segment sales were $45.0 million in the third quarter of 2014, down $0.4 million, or 0.9%, compared to the prior year period. New trailer shipments in the third quarter remained comparable to the prior year period totaling 800 trailers, while new trailer sales decreased $0.2 million, or 0.9%, as a result of product mix which lowered average selling prices by 1.8% compared to the prior year period. Used trailer shipments in the third quarter also remained comparable with the prior year period totaling 350 trailers, while used trailer sales increased $0.7 million, or 21.0%, primarily due to a 16.6% increase in used trailer average selling prices as a result of favorable product mix. Parts and service sales were down $0.9 million, or 4.3%, as compared with the prior year period due to the transitioning of three of our former branches to independent dealer locations in May 2014.

Cost of Sales

Cost of sales for the third quarter of 2014 was $430.1 million, an increase of $51.6 million, or 13.6%, compared to the third quarter of 2013. As a percentage of net sales, cost of sales was 87.5% in the third quarter of 2014 compared to 86.0% in the third quarter of 2013.

Commercial Trailer Products segment cost of sales, as detailed in the following table, was $301.8 million for the third quarter of 2014, an increase of $48.9 million, or 19.3%, compared to the third quarter of 2013. As a percentage of net sales, cost of sales was 90.4% for the current quarter compared to 91.4% in the prior year period.

	Three Months Ended September 30,
Commercial Trailer Products Segment	2014		2013
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$243.6	73.0%	$204.4	73.9%
Other Manufacturing Costs	58.2	17.4%	48.5	17.5%
	$301.8	90.4%	$252.9	91.4%

Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses. Material costs were 73.0% of net sales in the third quarter of 2014 compared to 73.9% for the same period in 2013. The 0.9% decrease was primarily driven by customer and product mix and improved pricing as compared to the prior year period. Other manufacturing costs increased $9.7 million in the current year period as compared to the prior year period, resulting from increased variable costs related to increases in new trailer production volumes. As a percentage of sales, other manufacturing costs remained relatively consistent with the prior year period at 17.4%.

Diversified Products segment cost of sales was $89.0 million in the third quarter of 2014, an increase of $2.3 million, or 2.7%, compared to the same period in 2013. As a percentage of net sales prior to the elimination of intersegment sales, cost of sales was 81.9% in the third quarter of 2014 compared to 76.3% in the third quarter of 2013. The 5.6% increase as a percentage of net sales was primarily the result of higher raw material and operating costs attributable to our wood flooring manufacturing activities and a reduction in average selling prices for tank trailers due to product mix as compared to the prior year period, as well as competitive market pressures within certain product lines of both the composite product and tank trailer businesses.

Retail segment cost of sales was $40.1 million in the third quarter of 2014 as compared to $40.2 million in the prior year period. As a percentage of net sales, cost of sales was 89.1% for the third quarter of 2014 compared to 88.5% for the same period in 2013. The increase in cost of sales as a percentage of net sales was primarily the result of product mix driven by a decreased percentage of sales from our higher margin parts and service product line in the third quarter of 2014 as compared to the previous year period.

Gross Profit

Gross profit was $61.6 million in the third quarter of 2014, an increase of $0.1 million from the prior year period. Gross profit as a percentage of sales was 12.5% for the current quarter and 14.0% for the same period in 2013. Gross profit by segment was as follows (in millions):

	Three Months Ended September 30,
			Change
	2014	2013	$	%
Gross Profit by Segment:
Commercial Trailer Products	$32.0	$23.6	$8.4	35.6
Diversified Products	23.9	31.3	(7.4)	(23.6)
Retail	4.9	5.2	(0.3)	(5.8)
Corporate and Eliminations	0.8	1.4	(0.6)
Total	$61.6	$61.5	$0.1	0.2

Commercial Trailer Products segment gross profit was $32.0 million for the third quarter of 2014 compared to $23.6 million for the third quarter of 2013. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales was 9.1% in the third quarter of 2014 as compared to 8.0% in the 2013 period. The increase in gross profit margin as compared to the prior year period was primarily driven by the increase in new trailer volumes and improved pricing partially offset by customer and product mix.

Diversified Products segment gross profit was $23.9 million for the third quarter of 2014 compared to $31.3 million in the third quarter of 2013. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales, was 18.1% in the third quarter of 2014 compared to 23.7% in the third quarter of 2013. The decreases in gross profit and gross profit as a percentage of net sales, as compared to the prior year period, are due primarily to higher raw material and operating-related costs associated with our wood flooring operations and lower average selling prices for tank trailers due to product and customer mix, as well as competitive market pressures within certain product lines of both the composite product and tank trailer businesses.

Retail segment gross profit was $4.9 million for the third quarter of 2014 compared to $5.2 million in the third quarter of 2013. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales for the third quarter of 2014 was 10.8% compared to 11.4% for the prior year period. The decrease in gross profit margin was the result of product mix as a larger percentage of sales were from the lower-margin new and used trailer products.

General and Administrative Expenses

General and administrative expenses for the third quarter of 2014 increased $0.4 million, or 2.7%, from the prior year period as a result of a $0.2 million increase in salaries and employee related costs, including employee incentive programs, and from a $0.3 million increase in outside professional fees and technology costs, partially offset by a $0.4 million decrease in bad debt expense due to certain uncollectable accounts receivable identified in the prior year period. As a percentage of sales, general and administrative expenses were 3.0% for the current quarter as compared to 3.3% for the third quarter of 2013.

Selling Expenses

Selling expenses were $6.3 million in the third quarter of 2014, a decrease of $1.4 million, or 17.8%, compared to the prior year period primarily due to a $1.1 million decrease in salaries and employee related costs, including employee incentive programs. As a percentage of net sales, selling expenses were 1.3% for the third quarter of 2014 compared to 1.7% for the prior year period.

Amortization of Intangibles

Amortization of intangibles was $5.5 million for the third quarters of both 2014 and 2013. Amortization of intangibles for both periods primarily includes amortization expense recognized for intangible assets recorded from the acquisition of Walker in May 2012 and certain assets of Beall in February 2013.

Other Income (Expense)

Interest expense for the third quarter of 2014 totaled $5.5 million compared to $6.3 million in the third quarter of 2013. Interest expense for both periods is primarily related to interest and non-cash accretion charges on our Convertible Senior Notes and Term Loan Credit Agreement. The decrease from the previous year period is due to lower outstanding loan commitments through voluntary debt payments made over the previous year.

Other, net for the third quarter of 2014 includes a loss on early extinguishment of debt of $0.5 million representing the write-off of debt issuance costs recognized on $20 million of voluntary principal payments made on our Term Loan Credit Agreement.

Income Taxes

We recognized income tax expense of $10.6 million in the third quarter of 2014, compared to $10.7 million in the third quarter of 2013. The effective tax rate for the third quarter of 2014 was 36.6%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes and the benefit of the U.S. Internal Revenue Code domestic manufacturing deduction. As of September 30, 2014, we had fully utilized our remaining U.S. Federal income tax net operating loss carryforwards and various U.S. Federal income tax credit carryforwards. We do have various multi-state income tax net operating loss carryforwards, which have been recorded as a deferred income tax asset, of approximately $5 million, before valuation allowances. For the remainder of 2014 and 2015, we anticipate an increase in our cash tax payments as compared to the previous years, which could limit the amount of liquidity available to fund working capital requirements and capital expenditure needs during this period.

Nine Months Ended September 30, 2014

Net Sales

Net sales for the first nine months of 2014 increased $158.5 million, or 13.5%, compared to the 2013 period. By business segment, net external sales and related units sold were as follows (dollars in millions):

	Nine Months Ended September 30,
			Change
	2014	2013	$	%
Sales by Segment
Commercial Trailer Products	$859.8	$704.7	$155.1	22.0
Diversified Products	334.3	338.9	(4.6)	(1.4)
Retail	141.7	133.7	8.0	6.0
Total	$1,335.8	$1,177.3	$158.5	13.5

	(units)
New Trailers
Commercial Trailer Products	35,450	28,100	7,350	26.2
Diversified Products	2,500	2,250	250	11.1
Retail	2,500	2,250	250	11.1
Total	40,450	32,600	7,850	24.1

	(units)
Used Trailers
Commercial Trailer Products	3,050	2,400	650	27.1
Diversified Products	100	100	-	-
Retail	1,300	950	350	36.8
Total	4,450	3,450	1,000	29.0

Commercial Trailer Products segment sales were $859.8 million for the first nine months of 2014, an increase of $155.1 million, or 22.0%, compared to the first nine months of 2013. The increase in sales was primarily due to a 26.2% increase in new trailer shipments, as approximately 35,450 trailers were shipped in the first nine months of 2014 compared to 28,100 trailers shipped in the prior year period. The increase in trailer shipments was offset by product mix, which lowered average selling prices by 2.4% as compared to the prior year period. Used trailer sales increased $1.4 million, or 6.8%, compared to the previous year period primarily due to strong demand and increased availability of product through fleet trade packages as approximately 650 more used trailers shipped in the first nine months of 2014 compared to the prior year period.

Diversified Products segment sales were $334.3 million for the first nine months of 2014, down $4.6 million, or 1.4%, compared to the prior year period. New trailer sales increased $11.9 million, or 7.9%, due to an 11.1% increase in new trailer shipments, as approximately 2,500 trailers were shipped in the first nine months of 2014 compared to 2,250 trailers shipped in the prior year period. Used trailer sales increased $0.9 million, or 38.7%, as a result of a favorable customer and product mix, which increased used trailer average selling prices by 18.5% as compared to the prior year period. Parts and service sales decreased $4.4 million, or 5.8%, compared to the prior year period due to decreased demand. Equipment and other sales decreased $13.1 million, or 11.9%, due to the timing of shipments and customer acceptance for our non-trailer truck mounted equipment and other engineered products.

Retail segment sales were $141.7 million in the first nine months of 2014, up $8.0 million, or 6.0%, compared to the prior year period. New trailer sales increased $4.6 million, or 7.5%, as approximately 250 more trailers were shipped in the current year as compared to the prior year period. As compared to the prior year period, new trailer average selling prices decreased 3.4%, primarily due to customer and product mix. Used trailer sales increased $3.2 million, or 33.1%, primarily due to an increase in volume demand, as approximately 350 more used trailers were shipped in the first nine months of 2014 as compared to the prior year period. Parts and service sales were up $1.3 million, or 2.2%, as compared to the prior year period.

Cost of Sales

Cost of sales for the first nine months of 2014 was $1.2 billion, an increase of $151.1 million, or 14.9%, as compared to the first nine months of 2013. As a percentage of net sales, cost of sales was 87.3% in the first nine months of 2014, compared to 86.2% in the prior year period.

Commercial Trailer Products segment cost of sales, as detailed in the following table, was $784.1 million for the first nine months of 2014, an increase of $135.8 million, or 20.9%, compared to the prior year period. As a percentage of net sales, cost of sales was 91.2% for the current year period, compared to 92.0% in the prior year period.

	Nine Months Ended September 30,
Commercial Trailer Products Segment	2014		2013
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$629.7	73.2%	$515.7	73.2%
Other Manufacturing Costs	154.4	18.0%	132.6	18.8%
	$784.1	91.2%	$648.3	92.0%

Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses. Material costs were 73.2% of net sales in both the first nine months of 2014 and 2013. Material costs as a percentage of sales are consistent with the prior year period as raw material, commodity, and component costs have remained relatively consistent as compared to the prior year period. Other manufacturing costs increased $21.8 million in the current year period as compared to the prior year period, resulting from increased variable costs related to increases in new trailer production volumes. As a percentage of sales, other manufacturing costs decreased from 18.8% in the first nine months of 2013 to 18.0% in the 2014 period due to increased leverage of fixed costs from higher production.

Diversified Products segment cost of sales was $259.8 million in the first nine months of 2014, an increase of $9.8 million, or 3.9%, compared to the same period in 2013. As a percentage of net sales prior to the elimination of intersegment sales, cost of sales was 80.8% in the first nine months of 2014, compared to 76.6% in the same 2013 period. The 4.2% increase as a percentage of net sales was primarily the result of higher raw material and operating costs attributable to our wood flooring manufacturing activities and lower average selling prices for tank trailers due to customer and product mix as compared to the prior year period, as well as competitive market pressures within certain product lines of both the composite product and tank trailer businesses.

Retail segment cost of sales was $125.7 million in the first nine months of 2014, an increase of $7.6 million, or 6.4%, compared to the same 2013 period. As a percentage of net sales, cost of sales was 88.7% for the first nine months of 2014 compared to 88.3% for the same period in 2013. Cost of sales as a percentage of net sales was consistent with the prior year period as a result of comparable product mix.

Gross Profit

Gross profit was $169.9 million in the first nine months of 2014, an improvement of $7.4 million from the prior year period. Gross profit as a percentage of sales was 12.7% for the first nine months of 2014, as compared to 13.8% for the same period in 2013. Gross profit by segment was as follows (in millions):

	Nine Months Ended September 30,
			Change
	2014	2013	$	%
Gross Profit by Segment:
Commercial Trailer Products	$75.8	$56.4	$19.4	34.4
Diversified Products	74.5	89.0	(14.5)	(16.3)
Retail	16.0	15.6	0.4	2.6
Corporate and Eliminations	3.6	1.5	2.1
Total	$169.9	$162.5	$7.4	4.6

Commercial Trailer Products segment gross profit was $75.8 million for the first nine months of 2014 compared to $56.4 million for the prior year period. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales was 8.3% in the first nine months of 2014, as compared to 7.4% in the same 2013 period. The increase in gross profit and profit margin as compared to the prior year period was primarily driven by the increase in new trailer volumes and improved pricing partially offset by customer and product mix.

Diversified Products segment gross profit was $74.5 million for the first nine months of 2014, compared to $89.0 million in the same 2013 period. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales, was 19.2% in the first nine months of 2014 compared to 23.4% in the first nine months of 2013. The decreases in gross profit and gross profit as a percentage of net sales, as compared to the prior year period, are due primarily to higher raw material and operating related costs associated with our wood flooring operations and lower average selling prices for tank trailers due to product mix and competitive market pressures within certain product lines.

Retail segment gross profit was $16.0 million for the first nine months of 2014 compared to $15.6 million in the same 2013 period. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales for the first nine months of 2014 was 11.3% compared to 11.6% for the prior year period. Gross profit margin was relatively consistent with the prior year period as the increased demand was offset product mix and an increase in costs to support growth initiatives.

General and Administrative Expenses

General and administrative expenses for the first nine months of 2014 increased $1.7 million, or 3.9%, from the prior year period as a result of a $2.9 million increase in salaries and employee related costs, including employee incentive programs, partially offset by decreases in bad debt expense of $0.6 million, due to certain uncollectable accounts receivable identified in the prior year period, as well as lower outside professional services of $0.4 million. As a percentage of sales, general and administrative expenses were 3.4% for the first nine months of 2014, as compared to 3.7% for the same 2013 period.

Selling Expenses

Selling expenses were $20.4 million in the first nine months of 2014, a decrease of $2.7 million, or 11.6%, compared to the prior year period, primarily due to a $2.1 million decrease in salaries and employee related costs, including employee incentive programs, and lower advertising and promotional costs. As a percentage of net sales, selling expenses were 1.5% for the first nine months of 2014, compared to 2.0% for the prior year period.

Amortization of Intangibles

Amortization of intangibles was $16.4 million for the first nine months of 2014, as compared to $16.3 million for the first nine months of 2013. Amortization of intangibles for both periods primarily includes amortization expense recognized for intangible assets recorded from the acquisition of Walker in May 2012 and certain assets of Beall in February 2013.

Other Income (Expense)

Interest expense for the first nine months of 2014 totaled $16.9 million, compared to $20.4 million in the prior year period. Interest expense for both periods primarily relates to interest and non-cash accretion charges on our Convertible Senior Notes and Term Loan Credit Agreement. The decrease from the previous year period is due to lower outstanding loan commitments through voluntary debt payments made over the previous year, as well as reduced interest rates achieved as a result of repricing the Term Loan Credit Agreement in April 2013.

Other, net for the first nine months of 2014 includes a loss on early extinguishment of debt of $1.0 million, representing the write-off of debt issuance costs recognized on $40 million of voluntary principal payments made on our Term Loan Credit agreement, as well as a $0.6 million loss on the transition of three of our Retail branch locations to independent dealer facilities.

Income Taxes

We recognized income tax expense of $27.9 million in the first nine months of 2014, compared to $24.0 million in the first nine months of 2013. The effective tax rate for the first nine months of 2014 was 40.0%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes, the revaluation of our net deferred tax assets due to a reduction in state and local statutory income tax rates, and the benefit of the U.S. Internal Revenue Code domestic manufacturing deduction. As of September 30, 2014, we had fully utilized our remaining U.S. Federal income tax net operating loss carryforwards and various U.S. Federal income tax credit carryforwards. We do have various multi-state income tax net operating loss carryforwards, which have been recorded as a deferred income tax asset, of approximately $5 million, before valuation allowances. For the remainder of 2014 and 2015, we anticipate an increase in our cash tax payments as compared to the previous years, which could limit the amount of liquidity available to fund working capital requirements and capital expenditure needs during this period.

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of debt and equity. As of September 30, 2014 our debt to equity ratio was approximately 0.9:1.0. Our long-term objective is to generate operating cash flows sufficient to fund normal working capital and capital expenditure requirements and position ourselves to take advantage of market opportunities, including the ability to improve our capital structure through debt repayments. For the remainder of 2014 and 2015, we expect to fund operations, working capital requirements and capital expenditures through cash flows from operations, as well as from available borrowings under our Amended and Restated Revolving Credit Agreement (as described below in “Debt Agreements and Related Amendments” section).

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

The Notes are convertible by their holders into cash, shares of our common stock or any combination thereof at our election, at an initial conversion rate of 85.4372 shares of our common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events as described in the indenture for the Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date. As of September 30, 2014, the Notes were not convertible based on the above criteria.

It is our intent to settle conversions through a net share settlement, which involves repayment of cash for the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion. We used the net proceeds of approximately $145.1 million from the sale of the Notes to fund a portion of the purchase price of the Walker acquisition.

We account separately for the liability and equity components of the Notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance required the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. We determined that senior, unsecured corporate bonds traded on the market represent a similar liability to the Notes without the conversion option. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, we estimated the implied interest rate of the Notes to be 7.0%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the Notes, which resulted in a fair value of the liability component of $123.8 million upon issuance, calculated as the present value of implied future payments based on the $150.0 million aggregate principal amount. The $21.7 million difference between the cash proceeds before offering expenses of $145.5 million and the estimated fair value of the liability component was recorded in additional paid-in capital. The discount on the liability portion of the Notes is being amortized over the life of the Notes using the effective interest rate method.

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

As of September 30, 2014, we were in compliance with all covenants of the Amended and Restated Revolving Credit Agreement.

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

The Term Loan Credit Agreement is guaranteed by the Term Guarantors and is secured by (i) first-priority liens on and security interests in the Term Priority Collateral, and (ii) second-priority security interests in the Revolver Priority Collateral. In addition, the Amendment amended the Term Loan Credit Agreement, by among other things, removing the covenant that we be required to maintain a minimum interest coverage ratio. As amended, the Term Loan Credit Agreement requires us to maintain a maximum senior secured leverage ratio tested as of the last day of each fiscal quarter for the four consecutive fiscal quarters then ending of not more than (A) 4.5 to 1.0 through September 30, 2013, (B) 4.0 to 1.0 thereafter through September 30, 2015, and (C) 3.5 to 1.0 thereafter. The Term Loan Credit Agreement also contains conditions providing for either voluntary or mandatory prepayments. Conditions for mandatory prepayments include but are not limited to asset sales with proceeds in excess of $1 million and the amount of excess cash flows, as defined in the Term Loan Credit Agreement to be calculated annually with the delivery of financial statements.

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

As of September 30, 2014, our senior secured leverage ratio was 0.8:1.0, and we were in compliance with all covenants under the Term Loan Credit Agreement.

For the nine months ended September 30, 2014 and 2013, under the Term Loan Credit Agreement we paid interest of $7.9 million and $12.0 million, respectively, and principal of $42.1 million during each nine month periods. As of September 30, 2014, we had $192.8 million outstanding under the Term Loan Credit Agreement all of which was classified as long-term debt on our Condensed Consolidated Balance Sheet as a result of our election to apply our voluntary principal payment in September 2014 in a manner that fulfilled our obligation to pay the future mandatory quarterly amortization installments required by the Term Loan Credit Agreement. In connection with the closing of the Term Loan Credit Agreement in May 2012 and related Amendment in April 2013, we paid a total of $8.5 million in original issuance discount fees which are being amortized over the life of the facility using the effective interest rate method.

For each of the nine months ended September 30, 2014 and 2013, we charged $0.7 million of amortization for original issuance discount fees as Interest Expense in the Condensed Consolidated Statements of Operations. Additionally, for each of the nine month periods ended September 30, 2014 and 2013 we charged $0.9 million of accelerated amortization in connection with our voluntary principal payments as Other, net in the Condensed Consolidated Statements of Operations.

Cash Flow

Cash provided by operating activities for the first nine months of 2014 totaled $14.7 million, compared to $53.8 million provided by operating activities during the same period in 2013. Cash provided by operations during the current year period was the result of net income adjusted for various non-cash activities, including depreciation, amortization of intangibles, loss on debt extinguishment, deferred income taxes, stock-based compensation, and accretion of debt discount of $95.7 million, offset by an $81.0 million increase in our working capital. Increases in working capital for the current year period can be attributed to increased purchasing activities resulting from higher raw material requirements necessary to meet current production demand, as well as increased finished good levels commensurate with the current demand environment. Changes in key working capital accounts for the first nine months of 2014, as compared to the same period in 2013 are summarized below (in millions):

Source (Use) of cash:	2014	2013	Change
Accounts receivable	$(31.3)	$(33.4)	$2.1
Inventories	(79.5)	(49.2)	(30.3)
Accounts payable and accrued liabilities	25.1	33.3	(8.2)
Net use of cash	(85.7)	(49.3)	(36.4)

Accounts receivable increased by $31.3 million in the first nine months of 2014, as compared to an increase of $33.4 million in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, increased to approximately 28 days as of September 30, 2014, compared to 27 days as of the same period in 2013. The increase in accounts receivable during the first nine months of 2014 was primarily due to timing of shipments and a 13.5% increase in our consolidated net sales as compared to the prior year period. Inventory increased by $79.5 million during the first nine months of 2014, as compared to an increase of $49.2 million in the 2013 period. The increase in inventory for the 2014 period was primarily due to higher finished goods inventory resulting from production levels exceeding customer shipments for the first nine months of 2014. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 7 times as of September 30, 2014, compared to 6 times as of the same period in 2013. Accounts payable and accrued liabilities increased by $25.1 million in 2014, compared to an increase of $33.3 million for the same period in 2013. The increase during the first nine months of 2014 was primarily due to increased production levels and increased purchasing activities required to meet current demand. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 29 days in 2014 as compared to 33 days in the same period in 2013.

Investing activities used $4.8 million during the first nine months of 2014, compared to $25.1 million used in the same period in 2013. Investing activities for the first nine months of 2014 include proceeds from the sale of certain Retail branch location assets totaling $4.1 million, as well as capital expenditures to support growth and improvement initiatives across several our facilities totaling $9.0 million. Cash used in investing activities in the first nine months of 2013 was primarily related to the acquisition of certain assets of Beall totaling $13.9 million as well as capital expenditures totaling $11.6 million.

Financing activities used $43.6 million during the first nine months of 2014 primarily due to principal payments under our term loan credit facility of approximately $42.1 million.

As of September 30, 2014, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $219.7 million, representing an increase of $11.5 million and a decrease of $34.6 million as compared to September 30, 2013 and December 31, 2013, respectively. Total debt and capital lease obligations amounted to $331.8 million as of September 30, 2014. As we continue to see a healthy demand environment within the trailer and transportation industries, as well as improving operating performance metrics, we believe our liquidity is adequate to fund operations, working capital needs and capital expenditures for the remainder of 2014 and 2015.

Capital Expenditures

Capital spending amounted to $9.0 million for the first nine months of 2014 and is anticipated to be approximately $20 million for 2014. Capital spending for 2014 has been and is expected to continue to be primarily utilized for maintenance related projects and to support growth and improvement initiatives within our facilities.

Off-Balance Sheet Transactions

As of September 30, 2014, we had approximately $7.2 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter ended September 30, 2014.

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

Backlog

Orders that have been confirmed by customers in writing and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $794 million at September 30, 2014, compared to $711 million at December 31, 2013 and $563 million at September 30, 2013. We expect to complete the majority of our existing backlog orders within the next 12 months.

OUTLOOK

The demand environment for trailers remained healthy during the first nine months of 2014, as evidenced by our strong and improving backlog, a trailer demand forecast by industry forecasters above replacement demand levels for the next several years and our ability to improve and recapture lost margins. Recent estimates from industry analysts, ACT Research Company (“ACT”) and FTR Associates (“FTR”), forecast strong demand levels for the remainder of 2014 and beyond, with ACT currently estimating demand to be approximately 267,000 trailers for 2014, representing an increase of 11% as compared to 2013, and forecasting continued strong demand levels into the foreseeable future, with annual average demand for the five year period ending 2019 estimated to be 269,000 new trailers. FTR anticipates new trailer demand to be approximately 265,000 new trailers in 2014, representing an increase of 13% as compared to 2013, while projecting a decrease in 2015 with demand totaling 254,000 trailers. Nevertheless, there remain downside concerns relating to issues with the U.S. and global economy, unemployment, and housing and construction-related markets in the U.S.

Other challenges we face as we finish 2014 and proceed into 2015 will primarily relate to managing raw material commodity and component costs. While most commodity costs have been stable in recent periods, raw material costs have historically had periods of volatility. As has been our policy, we will endeavor to pass along raw material and component price increases to our customers in addition to continuing our hedging activities in an effort to minimize the risk of changes in commodity prices having a significant impact on our operating results.

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

Based on the published industry demand forecasts, customer feedback regarding their current requirements, our existing backlog of orders and our continued efforts to be selective in our order acceptance to ensure we obtain appropriate value for our products, we estimate that for the full year 2014 total new trailers sold will be between 54,500 and 56,000, which reflects volumes approximately 16% to 20% stronger than 2013 demand levels. As a result of our commitment to recapture margins within our Commercial Trailer Products segment, our expectation for growth in trailer volumes is similar to the expected industry growth rate, and we have already begun to realize the improvements in pricing and gross margins and we expect continued improvements throughout the remainder of 2014.

We are not relying solely on volume and price recovery within the trailer industry to improve operations and enhance our profitability. Executing our strategic initiative to become a diversified industrial manufacturer could provide us the opportunity to address new markets, enhance our financial profile and reduce the cyclicality within our business. While demand for some of these products is dependent on the development of new products, customer acceptance of our product solutions and the general expansion of our customer base and distribution channels, we anticipate the near-term growth rate of demand for these products to be comparable to or slightly less than that of our Commercial Trailer Products segment in the current environment. The Walker acquisition completed in May 2012, as well as our purchase of certain assets of Beall completed in February 2013, further diversifies our business, complements our leadership position in trailer manufacturing and related products and technologies and potentially provides for additional growth and value creation as we actively pursue margin enhancing synergies. In addition, we have been and will continue to focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

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

Commodity Prices

We are exposed to fluctuations in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel and copper, as well as other raw material components. Given the historical volatility of certain commodity prices, this exposure can materially impact product costs. We manage commodity price changes by entering into fixed price contracts with our suppliers. As of September 30, 2014, we had $33.0 million in raw material purchase commitments through December 2015 for materials that will be used in the production process, as compared to $32.8 million as of December 31, 2013. With the exception of certain long-term agreements with our core customers, we typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in product prices, our results would be materially and adversely affected.

Interest Rates

As of September 30, 2014, we had no floating rate debt outstanding under our revolving facility. During the nine month period ended September 30, 2014, we maintained an average floating rate borrowing level of less than $0.1 million under our revolving line of credit. In addition, as of September 30, 2014, we had outstanding borrowings under our Term Loan Credit Agreement totaling $192.8 million that bear interest at a floating rate, subject to a minimum interest rate. Based on the average borrowings under our revolving facility and the outstanding indebtedness under our Term Loan Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of $0.3 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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

ITEM 4.              CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2014.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal year 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

In February 2013, we completed the purchase of certain assets of Beall, which includes certain previously existing information systems and internal controls over financial reporting. We are currently in the process of evaluating and integrating Beall’s historical internal controls over financial reporting with ours. We expect to complete this process by the end of fiscal year 2014.

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

WABASH NATIONAL CORPORATION

Date: October 28, 2014	By:	/s/ Jeffery L. Taylor
Jeffery L. Taylor
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

