Form 10-K
period 2014-12-31
WABASH NATIONAL CORP /DE
filed 2015-02-27
CIK 879526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2014 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

 Commission File Number: 1-10883

WABASH NATIONAL CORPORATION (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1000 Sagamore Parkway South Lafayette, Indiana (Address of Principal Executive Offices)	52-1375208 (IRS Employer Identification Number) 47905 (Zip Code)

Registrant’s telephone number, including area code: (765) 771-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange
Series D Preferred Share Purchase Rights	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2014 was $982,842,037 based upon the closing price of the Company's common stock as quoted on the New York Stock Exchange composite tape on such date.

The number of shares outstanding of the registrant's common stock as of February 19, 2015 was 68,669,611.

                Part III of this Form 10-K incorporates by reference certain portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be filed within 120 days after December 31, 2014.

TABLE OF CONTENTS

WABASH NATIONAL CORPORATION

FORM 10-K FOR THE FISCAL

YEAR ENDED DECEMBER 31, 2014

FORWARD LOOKING STATEMENTS

This Annual Report of Wabash National Corporation (the “Company”, “Wabash” or “we”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forward-looking statements” include, but are not limited to, statements regarding:

•	our business plan;

•	our ability to diversify the product offerings of non-trailer businesses and opportunities to leverage the acquisitions of Walker Group Holdings (‘Walker”) and certain assets of Beall Corporation (“Beall”) businesses to grow sales in our existing products;

•	the benefits of, and our plans relating to, the transitioning of our three former West Coast retail branch locations to independent dealer facilities and our ability to realize the expected benefits of expanding our dealer network and continuing to grow and diversify our Retail operations;

•	our expected revenues, income or loss and capital expenditures;

•	our ability to manage our indebtedness

•	our strategic plan and plans for future operations;

•	financing needs, plans and liquidity, including for working capital and capital expenditures;

•	our ability to achieve sustained profitability;

•	reliance on certain customers and corporate relationships;

•	availability and pricing of raw materials;

•	availability of capital and financing;

•	dependence on industry trends;

•	the outcome of any pending litigation or notice of environmental dispute;

•	export sales and new markets;

•	engineering and manufacturing capabilities and capacity;

•	acceptance of new technology and products;

•	government regulation; and

•	assumptions relating to the foregoing.

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

Operating Segments

We manage our business in three segments: Commercial Trailer Products, Diversified Products and Retail. In the second quarter of 2012, we completed the acquisition of Walker Group Holdings (“Walker”), a manufacturer of liquid-transportation systems and engineered products significantly enhancing our Diversified Products segment. In the first quarter of 2013, we completed the acquisition of certain assets of the tank and trailer business of Beall Corporation (“Beall”), a manufacturer of aluminum tank trailers and related equipment based in Portland, Oregon, further adding to our Diversified Products segment. In the fourth quarter of 2014, our wood flooring production business that manufactures laminated hard wood oak products for our van trailer business, which had been reported as part of the Diversified Products segment through the third quarter of 2014, was reclassified to our Commercial Trailer Products segment due to a change in how that business is managed internally as we intend to drive improvements in the synergies between the two businesses. Financial performances for each of our reporting segments have been restated to reflect this realignment. Certain corporate related administrative costs, interest and income taxes are not allocated and so are reported in our corporate and eliminations segment. Financial results by operating segment, including information about revenues from customers, measures of profit and loss and financial information regarding geographic areas and export sales are discussed in Note 13, Segments and Related Information, of the accompanying consolidated financial statements. By operating segment, net sales were as follows (dollars in millions):

	Year Ended December 31,
	2014	2013	2012
Sales by Segment
Commercial Trailer Products	$1,294.2	$1,082.4	$1,064.6
Diversified Products	466.2	458.7	321.3
Retail	190.1	181.5	157.6
Corporate and Eliminations	(87.2)	(86.9)	(81.6)
Total	$1,863.3	$1,635.7	$1,461.9

Commercial Trailer Products

Commercial Trailer Products segment sales as a percentage of our consolidated net sales and gross margin measured prior to intersegment eliminations were:

	Years Ended December 31,
	2014	2013	2012
Percentage of net sales	66.4%	62.8%	69.0%
Percentage of gross margin	45.8%	39.5%	45.9%

The Commercial Trailer Products segment manufactures standard and customized truck trailers. We seek to identify and produce proprietary custom products that offer exceptional value to customers with the potential to generate higher profit margin than standardized products. We believe that we have the engineering and manufacturing capability to produce these products efficiently. We introduced our proprietary composite product, DuraPlate®, in 1996 and have experienced widespread truck trailer industry acceptance. Since 2002, sales of our DuraPlate® trailers have represented approximately 94% of our total new dry van trailer sales. We are also a competitive producer of standardized sheet and post and refrigerated trailer products as well as other specialty products including converter dollies. Through our Transcraft subsidiary we also manufacture steel and aluminum flatbed and dropdeck trailers. Through our Commercial Trailer Products segment, we also operate a wood flooring production facility that manufactures laminated hard wood oak products for our van trailer products.

We market our transportation equipment under the Wabash®, DuraPlate®, DuraPlateHD®, DuraPlate® XD-35®, FreightPro®, ArcticLite®, RoadRailer®, Transcraft®, Eagle®, Eagle II®, D-Eagle® and Benson® trademarks directly to customers, through independent dealers and through our Company-owned retail branch network. Historically, we have focused on our longstanding core customers representing many of the largest companies in the trucking industry, but have expanded this focus over the past several years to include numerous additional key accounts. Our relationships with our core customers have been central to our growth since inception. We have also actively pursued the diversification of our customer base through our network of independent dealers. For our van business we utilize a total of 26 independent dealers with approximately 62 locations throughout North America to market and distribute our trailers. We distribute our flatbed and dropdeck trailers through a network of 77 independent dealers with approximately 113 locations throughout North America. In addition, we maintain a used fleet sales center to focus on selling both large and small fleet trade packages to the wholesale market.

Diversified Products

Diversified Products segment sales as a percentage of our consolidated net sales and gross margin measured prior to intersegment eliminations were:

	Years Ended December 31,
	2014	2013	2012
Percentage of net sales	23.9%	26.6%	20.8%
Percentage of gross margin	45.2%	51.0%	43.9%

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

Our DuraPlate® composite panel technology contains unique properties of strength and durability that can be utilized in numerous applications in addition to truck trailers. The Diversified Products segment has leveraged our DuraPlate® panel technology to develop numerous proprietary products, including a foldable portable storage container, the AeroSkirt® and AeroSkirt CXTM, aerodynamic solutions for over-the-road trailers that provide approximately 6% improvement in fuel efficiency, as well as other solutions designed to improve overall trailer aerodynamics and fuel economy, most notably the Ventix DRSTM and AeroFinTM. In addition, we utilize our DuraPlate® technology in the production of truck bodies, overhead doors and other industrial applications. These DuraPlate® composite products are sold to original equipment manufacturers and aftermarket customers.

In May 2012, we added to our Diversified Products segment by completing the Walker acquisition. Walker is a leading manufacturer of liquid-transportation systems and engineered products based in New Lisbon, Wisconsin. The acquisition of Walker provided Wabash with diversification in products, end-markets, customers and geographies, while maintaining a focus on core manufacturing capabilities that the two companies share. Walker’s transportation products include brands such as Walker Transport, Garsite, Walker Defense Group, Progress Tank, Brenner® Tank, TST® and Bulk International. These brands represent leading positions in liquid transportation systems, including stainless steel liquid transportation systems and stainless steel liquid-tank trailers for the North American chemical, dairy, food and beverage, petroleum, aviation, energy services and waste hauling markets. Walker’s engineered products include brands such as Walker® Engineered Products, Walker® Barrier Systems and Extract Technology®. These brands represent what we estimate to be leading positions in isolators, stationary silos and downflow booths around the world for the chemical, dairy, food and beverage, pharmaceutical and nuclear markets. In addition, in February 2013, we further added to our Diversified Products segment by completing, out of bankruptcy liquidation, the acquisition of certain assets of the tank and trailer business of Beall Corporation, a manufacturer of aluminum tank trailers and related equipment based in Portland, Oregon.

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

Retail

Retail segment sales as a percentage of our consolidated net sales and gross margin measured prior to intersegment eliminations were:

	Years Ended December 31,
	2014	2013	2012
Percentage of net sales	9.7%	10.5%	10.2%
Percentage of gross margin	9.1%	9.5%	10.2%

The Retail segment includes our 15 Company-owned retail branch locations, which are strategically located near large metropolitan areas to provide additional opportunities to distribute our products, diversify our factory direct sales and also offer nationwide services and support capabilities for our customers. In May 2014, we entered into a definitive agreement with TEC Equipment, Inc. to transition three of our retail locations in California and Oregon to independent dealer facilities. Additionally, this segment includes 9 on-site service locations, whereby we provide dedicated service on a customer’s site in conjunction with long-term service and maintenance contracts. Our retail branch network’s sale of new and used trailers, aftermarket parts and service generally provides enhanced margin opportunities to our retail customers.

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

Industry and Competition

Trucking in the U.S., according to the American Trucking Association (ATA), was estimated to be a $682 billion industry in 2013, representing approximately 81% of the total transportation industry revenue. Furthermore, ATA estimates that approximately 69% of all freight tonnage in 2013 was carried by trucks. Trailer demand is a direct function of the amount of freight to be transported. As the economy improves, ATA estimates that the percentage of freight tonnage carried by trucks will grow to 71% by 2025. To meet this expected increased in freight demand, truck carriers will need to expand and replace their fleets, which typically results in increased trailer orders.

Transportation in the U.S., including trucking, is a cyclical industry that has experienced three cycles over the last 20 years. In each of the last three cycles the decline in freight tonnage preceded the general U.S. economic downturn by approximately two and one-half years and the recovery has generally preceded that of the economy as a whole. The trailer industry generally follows the transportation industry, experiencing cycles in the early and late 90’s lasting approximately 58 and 67 months, respectively. Truck freight tonnage, according to ATA statistics, started declining year-over-year in 2006 and remained at depressed levels through 2009. The most recent cycle concluded in 2009, lasting a total of 89 months. After three consecutive years with total trailer demand well below normal replacement demand levels estimated to be between 200,000 trailers and 220,000 trailers, the four year period ending December 2014 represent years of significant improvement in which the total trailer market increased year-over-year approximately 67%, 13%, 1% and 15% for 2011, 2012, 2013 and 2014, respectively, with total shipments of approximately 207,000; 234,000; 237,000 and 271,000, respectively. In our view, we expect to see continued strong demand for new trailer equipment as the economic and industry specific indicators we track, including but not limited to ATA’s truck tonnage index, total industrial production, employment growth, housing and auto sectors, as well as the overall gross domestic product, appear to be trending in a positive direction.

Wabash, and its three largest competitors, Great Dane, Utility and Hyundai Translead, are generally viewed as the top trailer manufacturers in the U.S. and have accounted for greater than 50% of U.S. new trailer market share in recent years, including approximately 68% in 2014. Our market share of U.S. total trailer shipments in 2014 was approximately 21%. Trailer manufacturers compete primarily through the quality of their products, customer relationships, service availability and price. Over the past several years, we have seen a number of our competitors follow our leadership in the development and use of composite sidewalls that compete directly with our DuraPlate® products. Our product development is focused on maintaining our leading position with respect to these products and on development of new products and markets, leveraging our proprietary DuraPlate® product, as well as our expertise in the engineering and design of customized products.

The table below sets forth new trailer production for Wabash and, as provided by Trailer Body Builders Magazine, our largest competitors and the trailer industry as a whole within North America. The data represents all segments of the market, except containers and chassis. For the years included below, we have participated primarily in the van and platform trailer segments and added the tank trailer segment beginning in 2012 with the acquisitions of Walker in May 2012 and certain assets of Beall Corporation in February 2013. Van trailer demand, the largest segment within the trailer industry, has continued to show sequential improvements over each of the last five years from a low of approximately 52,000 trailers in 2009 recovering to an estimated 196,000 van trailers in 2014. Our market share for van trailers in 2014 was approximately 25%, an increase of approximately 2% from 2013.

7

	2014	2013		2012		2011		2010
Wabash	56,000	46,000		45,000	(2)	49,000		27,000
Great Dane	48,000	44,000		44,000		39,000		21,000
Utility	41,000	39,000		38,000		33,000		23,000
Hyundai Translead	34,000	27,000		23,000		18,000		8,000
Stoughton	13,000	12,000		11,000		9,000		5,000
Other principal producers	37,000	31,000		33,000		25,000		19,000
Total Industry	265,000	232,000	(1)	227,000		201,000	(1)	122,000	(1)
(1)	Data revised by publisher in a subsequent year.
(2)	The 2012 production includes Walker volumes on a full-year pro forma basis.

Our diversified product segment, in most cases, participates in markets different than our traditional trailer product offerings. The end markets that our diversified products serve are broader and more diverse than the trailer industry, including environmental, pharmaceutical, biotech, oil and gas, moving and storage and specialty vehicle. In addition, our diversification efforts pertain to new and emerging markets and many of the products are driven by regulatory requirements or, in most cases, customer-specific needs. However, some of our diversification efforts are considered to be in the early growth stages and future success is largely dependent on continued customer adoption of our product solutions and general expansion of our customer base and distribution channels.

Competitive Strengths

We believe our core competitive strengths include:

•	Long-Term Core Customer Relationships – We are the leading provider of trailers to a significant number of top tier trucking companies, generating a revenue base that has helped to sustain us as one of the market leaders. According to Transport Topics, our van products are preferred by many of the industry’s leading carriers with our customers representing approximately two-thirds of the top 50 and more than one-half of the top 100 for-hire fleets. We are also a leading provider of liquid-transportation systems and engineered products. With an estimated one-third market share of the tank trailer industry, we have a strong customer base, consisting of mostly private fleets, and have earned leading market positions and a strong customer base across many of the markets we serve.

•	Innovative Product Offerings – Our DuraPlate® proprietary technology offers what we believe to be a superior trailer, which customers value. A DuraPlate® trailer is a composite plate trailer using material that contains a high-density polyethylene core bonded between high-strength steel skins. We believe that the competitive advantages of our DuraPlate® trailers compared to standard trailers include the following:

-	Extended Service Life – operate three to five years longer;

-	Lower Total Cost of Ownership – less costly to maintain;

-	Less Downtime – higher utilization for fleets;

-	Extended Warranty – warranty period for DuraPlate® panels is ten years; and

-	Improved Resale – higher trade-in and resale values.

We have been manufacturing DuraPlate® trailers for over 19 years and through December 2014 have sold over 550,000 trailers. This proven experience, combined with ownership and knowledge of the DuraPlate® panel technology, helps ensure continued industry leadership in the future. We continue to introduce new innovations in our DuraPlate® family, including DuraPlateHD® and DuraPlate XD-35®, along with new innovations in other product lines, including our ArcticLite® refrigerated trailers and the FreightPro® sheet and post trailer.

•	Significant Market Share and Brand Recognition – We have been one of the three largest manufacturers of trailers in North America since 1994, with one of the most widely recognized brands in the industry. We are currently the largest producer of van trailers in North America and, according to data published by Trailer Body Builders Magazine, our Transcraft subsidiary is one of the leading producers of platform trailers. In addition, as a result of recent acquisitions, we are now considered one of the largest manufacturers of stainless steel and aluminum tank trailers in North America. We participate broadly in the transportation industry through each of our three business segments. As a percentage of our consolidated net sales, new trailer sales for our dry and refrigerated vans, platforms and tanks represented approximately 80% in 2014.

•	Committed Focus on Operational Excellence – Safety, quality, on-time delivery, productivity and cost reduction are the core elements of our program of continuous improvement. We currently maintain an ISO 14001 registration of our Environmental Management System at our Lafayette, Indiana facilities and an ISO 9001 registration of our Quality Management System at our Lafayette, Indiana and Cadiz, Kentucky facilities.

•	Technology – We continue to be recognized by the trucking industry as a leader in developing technology to provide value-added solutions for our customers that reduce trailer operating costs, improve revenue opportunities, and solve unique transportation problems. Throughout our history, we have been and will continue to be a leading innovator in the design and production of trailers. In addition to the introduction of new trailer product innovations made through our DuraPlate® family over the past 19 years, we have also focused on a customer-centered approach in developing product enhancements for industries we serve. Some of the more recent innovations include: the development of mobile clean rooms, or self-contained laboratories, which are configured to provide solutions in isolation and containment into a rapidly deployable and flexible manufacturing facility; Ventex DRSTM and AeroFinTM, introduced in February 2015 as a trailer drag reduction system and aerodynamic tail device that provide significant improvements to trailer aerodynamics and fuel economy; DuraPlate® XD-35®, a revolutionary 35,000 pound concentrated floor load rated dry van for heavy haul applications; Trustlock Plus®, a proprietary single-lock rear door mechanism; a combination ID/Stop light, a dual-function rear ID light that also actuates as a brake indicator; MaxClearenceTM Overhead Door System, a vertical door that provides an opening that would be comparable to that of swing door models; and the DuraPlate® Aeroskirt® and Aeroskirt CXTM, durable aerodynamic solutions that, based on certified laboratory and track testing, provides improved fuel efficiencies of up to 6%.

•	Corporate Culture – We benefit from an experienced, value-driven management team and dedicated workforce focused on operational excellence.

•	Extensive Distribution Network – Our 15 Company-owned retail branches extend our sales network throughout North America, diversify our factory direct sales, provide an outlet for used trailer sales and support our national service contracts. Additionally, we utilize a network of 26 independent dealers with approximately 62 locations throughout North America to distribute our van trailers, and our Transcraft distribution network consists of 77 independent dealers with approximately 113 locations throughout North America. Our tank trailers are distributed through a network of 71 independent dealers and locations throughout North America.

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

Products

Since our inception, we have expanded our product offerings from a single truck trailer dry van product to a broad range of transportation equipment and diversified industrial products.

Our Commercial Trailer Products segment specializes in the development of innovative proprietary products for our key markets. Commercial Trailer Products segment sales represented approximately 66%, 63% and 69% of our consolidated net sales as measured before elimination of intersegment sales in 2014, 2013 and 2012, respectively. Our current Commercial Trailer Products primarily include the following:

•	Dry Vans. The dry van market represents our largest product line and includes trailers sold under DuraPlate®, DuraPlateHD®, DuraPlate® XD-35® and FreightPro® trademarks. Our DuraPlate® trailers utilize a proprietary technology that consists of a composite plate wall for increased durability and greater strength. Our FreightPro® trailers provide us a competitive product within the smooth aluminum, or “sheet and post,” trailer segment.

•	Platform Trailers. Platform trailers are sold under Transcraft®, Eagle® and Benson® trademarks. Platform trailers consist of a trailer chassis with a flat or “drop” loading deck without permanent sides or a roof. These trailers are primarily utilized to haul steel coils, construction materials and large equipment. In addition to our all steel and combination steel and aluminum platform trailers, we also offer a premium all-aluminum platform trailer.

•	Refrigerated Trailers. Refrigerated trailers have insulating foam in the walls, roof and floor, which improves both the insulation capabilities and durability of the trailers. Our refrigerated trailers are sold under the ArcticLite® trademark and use our proprietary SolarGuard® technology, coupled with our novel foaming process, which we believe enables customers to achieve lower costs through reduced operating hours of refrigeration equipment and therefore reduced fuel consumption.

•	Specialty Trailers, Parts and Other. This includes a wide array of specialty equipment and services generally focused on products that require a higher degree of customer specifications and requirements. These specialty products include converter dollies, Big Tire Hauler, Steel Coil Hauler and RoadRailer® trailers, rail products and aftermarket component products.

•	Used Trailers. This includes the sale of used trailers through our used fleet sales center to facilitate new trailer sales with a focus on selling both large and small fleet trade packages to the wholesale market.

•	Wabash Wood Products. We manufacture laminated hardwood oak products used primarily in our dry van trailer segment at our manufacturing operations located in Harrison, Arkansas.

Our Diversified Products segment focuses on our commitment to expand our customer base, diversify our product offerings and revenues and extend our market leadership by leveraging our proprietary DuraPlate® panel technology, drawing on our core manufacturing expertise and making available products that are complementary to the truck trailers and transportation equipment we offer. Our Diversified Products segment has expanded in recent years through strategic acquisitions. Diversified Products segment sales represented approximately 24%, 27% and 21% of our consolidated net sales as measured before elimination of intersegment sales in 2014, 2013 and 2012, respectively. Our current Diversified Products primarily include the following:

•	Walker Group. Walker currently has several principal brands divided among transportation and engineered products. Walker Transport, Walker Defense Group, Brenner® Tank, Bulk Tank International, Progress Tank, Garsite and TST® are brands under which we sell transportation products that include: stainless steel and aluminum liquid transport tank trailers and other liquid transport solutions for the dairy, food and beverage, chemical and environmental and petroleum industries; aircraft refuelers and hydrant dispensers for in-to-plane fueling companies, airlines, freight distribution companies and fuel marketers around the globe; military grade refueling and water tankers for applications and environments required by the military; truck mounted tanks for fuel delivery; and vacuum tankers. Walker Engineered Products, Walker Barrier Systems and Extract Technology® are brands that sell engineered products and include: a broad range of products for storage, mixing and blending, including process vessels, as well as round horizontal and vertical storage silo tanks; containment and isolation systems for the pharmaceutical, chemical, and nuclear industries, including custom designed turnkey systems and spare components for full service and maintenance contracts; containment systems for the pharmaceutical, chemical and biotech markets; and mobile water storage tanks used in the oil and gas industry to pump high-pressure water into underground wells. A listing of these widely recognized brands offered through the Walker Group are included below:

-	Walker Transport – Founded as the original Walker business in 1943, the Walker Transport brand includes stainless-steel tank trailers for the dairy, food and beverage end markets.

-	Brenner® Tank – Founded in 1900, Brenner® Tank manufactures stainless-steel and aluminum tank trailers, dry bulk trailers, fiberglass reinforced poly tank trailers as well as carbon steel frac tanks and vacuum tank trailers for the oil and gas, chemical, dairy, food and beverage, energy and environmental services end markets.

-	Bulk Tank International – Manufactures stainless-steel tank trailers for the oil and gas and chemical end markets.

-	Beall® Trailers – With tank trailer production dating to 1928, the Beall® brand includes aluminum tank trailers and related tank trailer equipment for the dry bulk and petroleum end markets.

-	Progress Tank – Since 1920, the Progress Tank brand has included aluminum and stainless-steel truck-mounted tanks for the oil and gas and environmental end markets.

-	Garsite – Founded in 1952, Garsite is a value-added assembler of aircraft refuelers, hydrant dispensers, and above-ground fuel storage tanks for the aviation end market.

-	TST® – The TST® brand includes truck-mounted tanks for the oil and gas and environmental end markets.

-	Walker Engineered Products – Since the 1960s, Walker has marketed stainless-steel storage tanks and silos, mixers, and processors for the dairy, food and beverage, pharmaceutical, chemical and biotech end markets under the Walker Engineered Products brand.

-	Walker Barrier Systems – Since 1996, Walker Barrier Systems brand has included stainless-steel isolators and downflow booths, as well as custom-fabricated equipment, including workstations and drum booths for the pharmaceutical, fine chemical, biotech and nuclear end markets.

-	Extract Technology® – Since 1981, the Extract Technology® brand has included stainless-steel isolators and downflow booths, as well as custom-fabricated equipment, including workstations and drum booths for the pharmaceutical, fine chemical, biotech and nuclear end markets.

•	Wabash® Composites. Our composite products expand the use of DuraPlate® composite panels, already a proven product in the semi-trailer market for over 19 years, into new product and market applications. In 2009, we introduced our EPA Smartway®1 approved DuraPlate® AeroSkirt®. Furthermore, in February 2015 we introduced three solutions designed to significantly improve trailer aerodynamics and fuel economy featuring a trailer drag reduction system to manage airflow across the entire length of trailer, or Ventix DRSTM, an aerodynamic tail devise to direct airflow across the rear of the trailer, or AeroFinTM, and a new lighter version of our AeroSkirt design called AeroSkirt CXTM. Other composite products include foldable portable storage containers, truck bodies, overhead doors and other industrial applications. We continue to develop new products and actively explore markets that can benefit from the proven performance of our proprietary technology.

Our Retail segment offers products in three general categories, including new trailers, used trailers and parts and service. Retail segment sales represented approximately 10% of our consolidated net sales as measured before elimination of intersegment sales in each of the last three years. The following is a description of each product category:

•	New Trailers. We sell new trailers produced by the Commercial Trailer Products and Diversified Products segments. Additionally, we sell specialty trailers produced by third parties that are purchased in smaller quantities for local or regional transportation needs. As a percentage of consolidated net sales, new trailer sales through our Retail segment represented approximately 5% of consolidated net sales in each of 2014, 2013 and 2012.

1 EPA Smartway® is a registered trademark of U.S. Environmental Protection Agency (EPA)

•	Parts & Service. We provide replacement parts and accessories, maintenance service and trailer repairs and conversions for trailers and other related equipment. As a percentage of consolidated net sales, parts and service sales within our Retail segment represented approximately 4%, 5% and 5% in 2014, 2013 and 2012, respectively.

•	Used Trailers. We sell used trailers through our retail branch network to enable us to remarket and promote new trailer sales in the local regions in which we operate. Used trailer sales represented less than 5% of consolidated net sales in each of 2014, 2013 and 2012.

Customers

Our customer base has historically included many of the nation’s largest truckload (TL) common carriers, leasing companies, private fleet carriers, less-than-truckload (LTL) common carriers and package carriers. Our customer base includes approximately two-thirds of the top fifty and more than one-half of the top one hundred for-hire fleet operators in North America, according to Transport Topics. We continue to make improvements in expanding our customer base and diversifying into the broader trailer market through leveraging our independent dealer and company-owned retail networks, as well as through strategic acquisitions. Furthermore, we continue to diversify our products organically by expanding the use of DuraPlate® composite panel technology through products such as portable storage containers, DuraPlate® AeroSkirts®, truck bodies and overhead doors as well as strategically through our acquisitions. All of these efforts have been accomplished while maintaining our relationships with our core customers. Our five largest customers together accounted for approximately 20%, 17% and 23% of our aggregate net sales in 2014, 2013 and 2012, respectively. No individual customer accounted for more 10% or more of our aggregate net sales during the past three years. International sales, primarily to Canadian customers, accounted for less than 10% of net sales for each of the last three years.

We have established relationships as a supplier to many large customers in the transportation industry, including the following:

•	Truckload Carriers: Averitt Express, Inc.; Celadon Group, Inc.; Covenant Transportation Group, Inc; Cowan Systems, LLC; Crete Carrier Corporation; Heartland Express, Inc.; J.B Hunt Transport, Inc.; Knight Transportation, Inc.; Schneider National, Inc.; Swift Transportation Corporation; U.S. Xpress Enterprises, Inc.; and Werner Enterprises, Inc.

•	Less-Than-Truckload Carriers: FedEx Corporation; Old Dominion Freight Lines, Inc.; R&L Carriers Inc.; and YRC Worldwide, Inc.

•	Refrigerated Carriers: CR England, Inc.; K&B Transportation, Inc.; Prime, Inc.; and Southern Refrigerated Transport, Inc.

•	Leasing Companies: Penske Truck Leasing Company; Wells Fargo Equipment Finance, Inc.; and Xtra Lease, Inc.

•	Private Fleets: C&S Wholesale Grocers, Inc.; Dollar General Corporation; and Safeway, Inc.

•	Liquid Carriers: Dana Liquid Transport Corporation; Evergreen Tank Solutions LLC; Martin Transport, Inc.; Oakley Transport, Inc.; Quality Carriers, Inc.; Sentinel Transportation LLC; Superior Tank, Inc.; and Trimac Transportation.

 Through our Diversified Products segment we also sell our products to several other customers including, but not limited to: GlaxoSmithKline Services Unlimited; Poly-Coat Systems, Inc.; Semo Tank/Baker Equipment Company; Southwest Airlines Company; Quality Carriers.; Utilimaster Corporation; Matlack Leasing LLC; International Equipment Logistics, Inc.; and Wabash Manufacturing, Inc. (an unaffiliated company).

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

We also sell our van trailers through a network of 26 independent dealers with approximately 62 locations throughout North America. Our platform trailers are sold through 77 independent dealers with approximately 113 locations throughout North America. Our tank trailers are distributed through a network of 71 independent dealers and locations throughout North America. The dealers primarily serve mid-market and smaller sized carriers and private fleets in the geographic region where the dealer is located and occasionally may sell to large fleets. The dealers may also perform service work for our customers.

Raw Materials

We utilize a variety of raw materials and components including, specialty steel coil, stainless steel, plastic, aluminum, lumber, tires, landing gear, axles and suspensions, which we purchase from a limited number of suppliers. Costs of raw materials and component parts represented approximately 67%, 66% and 69% of our consolidated net sales in 2014, 2013 and 2012, respectively. Raw material costs as a percentage of our consolidated net sales realized throughout 2014 are in line with recent years as raw material, commodity and component costs have remained relatively consistent as compared to recent years. Significant price fluctuations or shortages in raw materials or finished components has had, and could have further, adverse effects on our results of operations. In 2015 and for the foreseeable future, we expect that the raw materials used in the greatest quantity will be steel, aluminum, plastic and wood. We will endeavor to pass along any raw material and component cost increases and, to minimize the effect of price fluctuations, we hedge certain commodities which have the potential to significantly impact our operations.

Backlog

Orders that have been confirmed by customers in writing, have defined delivery timeframes and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms or cancellation. Our backlog of orders at December 31, 2014 and 2013 was approximately $1,087 million and $711 million, respectively. We expect to complete the majority of our existing backlog orders within the next 12 months.

Patents and Intellectual Property

We hold or have applied for 93 patents in the U.S. on various components and techniques utilized in our manufacture of transportation equipment and engineered products. In addition, we hold or have applied for 111 patents in foreign countries.

Our patents include intellectual property related to the manufacture of trailers using our proprietary DuraPlate® product, which we believe offers us a significant competitive advantage, our containment and isolation systems, as well as other engineered products. Our DuraPlate® patent portfolio includes several patents and pending patent applications, which cover not only utilization of our DuraPlate® product in the manufacture of trailers, but also cover a number of aerodynamic-related products aimed at increasing the fuel efficiency of trailers. Patents in our DuraPlate® patent portfolio have expiration dates ranging from 2016 to 2030 with certain patents relating to the use of DuraPlate® panels within the sidewall of our dry van trailers expiring in 2016. However, we also believe that our proprietary DuraPlate® production process, which has been developed and refined since 1995, offers us a significant competitive advantage in the industry – above and beyond the benefits provided by patent protection concerning the use and/or design of our DuraPlate® products. While unpatented, we believe the proprietary knowledge of this process and the significant intellectual and capital hurdles in creating a similar production process provide us with an advantage over others in the industry who utilize composite panel technology.

In addition, our intellectual property portfolio includes patents and patent applications covering many of our engineered products, including our containment and isolation systems, as well as many trailer industry components. These products have become highly desirable and are recognized for their innovation in the markets we serve. The engineered products patents and patent applications relate to our industry leading isolation systems, sold under the Walker Barrier Systems and Extract Technologies® businesses. These patents have expiration dates ranging from 2015 to 2030. The patents and patent applications relating to our proprietary trailer-industry componentry include, for example, those covering the Trust Lock Plus® door locking mechanism, the Max Clearance® Overhead Door System, which provides additional overhead clearance when an overhead-style rear door is in the opened position that would be comparable to that of swing-door models, the use of bonded intermediate logistics strips, the bonded D-ring hold-down device, bonded skylights, and the DuraPlate® arched roof. The patents covering these products will not expire before 2029. Additionally, several patented products sold by the Diversified Products segment, including products like the ShakerTank® trailer, a vibrating bulk tank trailer used in transporting viscous materials, will not expire before 2026. We believe all of these proprietary products offer us a competitive market advantage in the industries in which we compete.

We also hold or have applied for 44 trademarks in the U.S. as well as 54 trademarks in foreign countries. These trademarks include the Wabash®, Wabash National®, Transcraft®, Benson®, TST®, Extract Technologies®, Beall® and Brenner® brand names as well as trademarks associated with our proprietary products such as DuraPlate®, RoadRailer®, Transcraft Eagle®, Arctic Lite®, and Benson® trailers. Additionally, we utilize several tradenames that are each well-recognized in their industries, including Walker Transport, Walker Stainless Equipment, Walker Engineered Products, Walker Barrier Systems, Garsite, Bulk Tank International and Progress Tank. Our trademarks associated with additional proprietary products include Max Clearance® Overhead Door System, Trust Lock Plus®, EZ-7®, DuraPlate Aeroskirt®, DuraPlate Aeroskirt CXTM, DuraPlate XD-35®, DuraPlate HD®, SolarGuard®, Ventix DRSTM, AeroFinTM and EZ-Adjust®. We believe these trademarks are important for the identification of our products and the associated customer goodwill; however, our business is not materially dependent on such trademarks.

Research and Development

Research and development expenses are charged to earnings as incurred and were $1.7 million, $2.2 million and $1.7 million in 2014, 2013 and 2012, respectively.

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

Employees

As of December 31, 2014 and 2013, we had approximately 5,100 and 4,800 full-time associates, respectively. Throughout 2014, essentially all of our active associates were non-union. Our temporary associates represented approximately 18% of our overall production workforce as of December 31, 2014 as compared to approximately 20% at the end of the prior year period. We place a strong emphasis on maintaining good employee relations and development through competitive compensation and related benefits, a safe work environment and promoting educational programs and quality improvement teams.

Executive Officers of Wabash National Corporation

The following are the executive officers of the Company:

Name	Age	Position
Richard J. Giromini	61	President and Chief Executive Officer, Director
Rodney P. Ehrlich	68	Senior Vice President – Chief Technology Officer
Bruce N. Ewald	63	Senior Vice President – Sales and Marketing
William D. Pitchford	60	Senior Vice President – Human Resources and Assistant Secretary
Erin J. Roth	39	Senior Vice President – General Counsel and Secretary
Jeffery L. Taylor	49	Senior Vice President – Chief Financial Officer
Mark J. Weber	43	Senior Vice President – Group President, Diversified Products Group
Brent L. Yeagy	44	Senior Vice President – Group President, Commercial Trailer Products

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

Rodney P. Ehrlich. Mr. Ehrlich has been Senior Vice President – Chief Technology Officer of the Company since January 2004. From 2001 to 2003, Mr. Ehrlich was Senior Vice President of Product Development. Mr. Ehrlich has been in charge of the Company's engineering operations since the Company's founding. Prior to Wabash National, Mr. Ehrlich started with Monon Trailer Corporation in 1963 working various positions until becoming Chief Engineer in 1973, Director of Engineering in 1978, and serving until joining the founders of Wabash National in 1985. Mr. Ehrlich has obtained over 60 patents in trailer related design during his more than 50 year career in the trailer manufacturing business. Mr. Ehrlich holds a Bachelor of Science degree in Mechanical Engineering from Purdue University.

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

Jeffery L. Taylor. Mr. Taylor was appointed Senior Vice President and Chief Financial Officer in January 2014. Mr. Taylor joined the company in July 2012 as Vice President of Finance and Investor Relations and was promoted to Vice President – Acting Chief Financial Officer and Treasurer in June 2013. Prior to joining the Company, Mr. Taylor was with King Pharmaceuticals, Inc. from May 2006 to July 2011 as Vice President, Finance – Technical Operations, and with Eastman Chemical Company from June 1997 to May 2006 where he served in various positions of increasing responsibility within finance, accounting, investor relations and business management, including its Global Business Controller – Coatings, Adhesives, Specialty Polymers & Inks. Mr. Taylor earned his Bachelor of Science in Chemical Engineering from Arizona State University and his Masters of Business Administration from the University of Texas at Austin.

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

Brent L. Yeagy. Mr. Yeagy was appointed to Senior Vice President – Group President of Commercial Trailer Products Group in June 2013. He had been Vice President and General Manager for the Commercial Trailer Products Group since January 2010. Prior to that, he had been Vice President of Van Manufacturing since 2007. Mr. Yeagy has held numerous operations related roles since joining Wabash National in February 2003. Prior to joining the Company, Mr. Yeagy held various roles within Human Resources, Environmental Engineering and Safety Management for Delco Remy International from July 1999 through February 2003. Mr. Yeagy served in various Plant Engineering roles at Rexnord Corporation from December 1995 through July 1997. Mr. Yeagy is a veteran of the United States Navy, serving from 1991-1994. He received his Master degree in Business (MBA) from Anderson University and his Master and Bachelor degrees in Science from Purdue University. He is a graduate of the University of Michigan, Ross School of Business Program in Executive Management and the Stanford Executive Program.

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

The truck trailer manufacturing industry historically has been and is expected to continue to be cyclical, as well as affected by overall economic conditions. Customers historically have replaced trailers in cycles that run from five to 12 years, depending on service and trailer type. Poor economic conditions can adversely affect demand for new trailers and have historically, and has currently, led to an overall aging of trailer fleets beyond a typical replacement cycle. Customers’ buying patterns can also be influenced by regulatory changes, such as federal hours-of-service rules as well as overall truck safety and federal emissions standards.

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

Demand for trailers is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, new housing starts, government regulations and the availability of financing and interest rates. The status of these economic conditions periodically have an adverse effect on truck freight and the demand for and the pricing of our trailers, and have also resulted in, and could continue to result in, the inability of customers to meet their contractual terms or payment obligations, which could cause our operating revenues and profits to decline.

We may not be able to execute on our long-term strategic plan and growth initiatives, or meet our long-term financial goals.

Our long-term strategic plan is intended to generate long-term value for our shareholders by transforming Wabash National into a diversified industrial manufacturer while delivering profitable growth through all our business segments.  The long-term financial goals that we expect to achieve as a result of our long-term strategic plan and organic growth initiatives are based on certain assumptions, which may prove to be incorrect. We cannot provide any assurance that we will be able to fully execute on our strategic plan or growth initiatives, which are subject to a variety of risks, including, but not limited to, our ability to: diversify the product offerings of our non-trailer businesses; leverage acquired businesses and assets to grow sales with our existing products; design and develop new products to meet the needs of our customers; increase the pricing of our products and services to offset cost increases and expand gross margins; and execute potential future acquisitions, mergers, and other business development opportunities. If we are unable to successfully execute on our strategic plan, we may experience increased competition, adverse financial consequences and a decrease in the value of our stock. Additionally, our management’s attention to the implementation of the strategic plan may distract them from implementing our core business which may also have adverse financial consequences.

We have a limited number of suppliers of raw materials and components; increases in the price of raw materials or the inability to obtain raw materials could adversely affect our results of operations.

We currently rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, such as tires, landing gear, axles, suspensions and specialty steel coil used in DuraPlate® panels. From time to time, there have been and may in the future be shortages of supplies of raw materials or components, or our suppliers may place us on allocation, which would have an adverse impact on our ability to meet demand for our products. Shortages and allocations may result in inefficient operations and a build-up of inventory, which can negatively affect our working capital position. In addition, price volatility in commodities we purchase which impact the pricing of raw materials could have negative impacts on our operating margins. The loss of any of our suppliers or their inability to meet our price, quality, quantity and delivery requirements could have a significant adverse impact on our results of operations.

Global economic weakness could negatively impact our operations and financial performance.

While the trailer industry has recently experienced a period of economic recovery, we cannot provide any assurances that we will be profitable in future periods or that we will be able to sustain or increase profitability in the future. Increasing our profitability will depend on several factors, including, but not limited to, our ability to increase our overall trailer volumes, improve our gross margins, gain continued momentum on our product diversification efforts and manage our expenses. If we are unable to generate profitability in the future, we may not be able to meet our payment and other obligations under our outstanding debt agreements.

We continue to be reliant on the credit, housing and construction-related markets in the U.S. The same general economic concerns faced by us are also faced by our customers. We believe that some of our customers are highly leveraged, have limited access to capital, and their continued existence may be reliant on liquidity from global credit markets and other sources of external financing. Lack of liquidity by our customers could impact our ability to collect amounts owed to us. While we have taken steps to address these concerns through the implementation of our strategic plan, we are not immune to the pressures being faced by our industry or the global economy, and our results of operations may decline.

A change in our customer relationships or in the financial condition of our customers has had, and could have further, adverse effects on our business.

We have longstanding relationships with a number of large customers to whom we supply our products. We do not have long-term agreements with these customers. Our success is dependent, to a significant extent, upon the continued strength of these relationships and the growth of our core customers. We often are unable to predict the level of demand for our products from these customers, or the timing of their orders. In addition, the same economic conditions that adversely affect us also often adversely affect our customers. Furthermore, we are subject to a concentration of risk as the five largest customers together accounted for approximately 20% of our aggregate net sales and there have been customers historically who have individually accounted for greater than 10% of our aggregate net sales. The loss of a significant customer or unexpected delays in product purchases could further adversely affect our business and results of operations.

Our backlog is not necessarily indicative of the level of our future revenues.

Our backlog represents future production for which we have written orders from our customers that can be produced or sold in the next 18 months. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms, or cancellation, and our reported backlog may not be converted to revenue in any particular period and actual revenue from such orders may not equal our backlog. Therefore, our backlog is not necessarily indicative of the level of our future revenues.

International operations are subject to increased risks, which could harm our business, operating results and financial condition.

Our ability to manage our business and conduct operations internationally requires considerable management attention and resources and is subject to a number of risks, including the following:

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

Over the past several years, we have seen a number of our competitors follow our leadership in the development and use of composite sidewalls that bring them into direct competition with our DuraPlate® products. Our product development is focused on maintaining our leadership for these products but competitive pressures may erode our market share or margins. We hold patents on various components and techniques utilized in our manufacturing of transportation equipment and engineered products with expiration dates ranging from 2015 to 2030. We continue to take steps to protect our proprietary rights in our products and the processes used to produce them. However, the steps we have taken may not be sufficient or may not be enforced by a court of law. If we are unable to protect our intellectual properties, other parties may attempt to copy or otherwise obtain or use our products or technology. If competitors are able to use our technology, our ability to effectively compete could be harmed. In addition, litigation related to intellectual property could result in substantial costs and efforts which may not result in a successful outcome.

Disruption of our manufacturing operations would have an adverse effect on our financial condition and results of operations.

We manufacture our van trailer products at two facilities in Lafayette, Indiana, a flatbed and dump-body trailer facility in Cadiz, Kentucky, a hardwood floor facility in Harrison, Arkansas, six liquid-transportation systems facilities in New Lisbon, Wisconsin; Fond du Lac, Wisconsin; Kansas City, Missouri; Kansas City, Kansas; Portland, Oregon; and Queretaro, Mexico and three engineered products facilities in New Lisbon, Wisconsin; Elroy, Wisconsin; and Huddersfield, United Kingdom. An unexpected disruption in our production at any of these facilities for any length of time would have an adverse effect on our business, financial condition and results of operations.

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

We depend on a number of information technologies to integrate departments and functions, to enhance the ability to service customers, to improve our control environment and to manage our cost reduction initiatives. We have put in place a number of systems, processes, and practices designed to protect against the failure of our systems, as well as the misappropriation, exposure or corruption of the information stored thereon. Unintentional service disruptions or intentional actions such as intellectual property theft, cyber-attacks, unauthorized access or malicious software, may lead to such misappropriation, exposure or corruption if our protective measures prove to be inadequate. Any issues involving these critical business applications and infrastructure may adversely impact our ability to manage operations and the customers we serve. We could also encounter violations of applicable law or reputational damage from the disclosure of confidential business, customer, or employee information or the failure to protect the privacy rights of our employees in their personal identifying information. In addition, the disclosure of non-public information could lead to the loss of our intellectual property and diminished competitive advantages. Should any of the foregoing events occur, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Significant competition in the industries in which we operate may result in our competitors offering new or better products and services or lower prices, which could result in a loss of customers and a decrease in our revenues.

The industries in which we participate are highly competitive. We compete with other manufacturers of varying sizes, some of which have substantial financial resources. Trailer manufacturers compete primarily on the quality of their products, customer relationships, service availability and price. Barriers to entry in the standard truck trailer manufacturing industry are low. As a result, it is possible that additional competitors could enter the market at any time. In the recent past, manufacturing over-capacity and high leverage of some of our competitors, along with bankruptcies and financial stresses that affected the industry, contributed to significant pricing pressures.

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

As mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Securities and Exchange Commission adopted rules regarding disclosure of the use of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo or adjoining countries. These new requirements require ongoing due diligence efforts, with initial disclosure requirements made in May 2014. We may incur significant costs to determine the source of any such minerals used in our products. We may also incur costs with respect to potential changes to products, processes or sources of supply as a consequence of our diligence activities. Further, the implementation of these rules and their effect on customer and/or supplier behavior could adversely affect the sourcing, supply and pricing of materials used in our products, as the number of suppliers offering conflict-free minerals could be limited. We may incur additional costs or face regulatory scrutiny if we determine that some of our products contain materials not determined to be conflict-free or if we are unable to sufficiently verify the origins of all conflict minerals used in our products. Accordingly, the implementation of these rules could have a material adverse effect on our business, results of operations and/or financial condition.

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

We have a substantial amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions. At December 31, 2014, approximately 90% of these long-lived intangible assets were concentrated in our Diversified Products segment. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other long-lived intangible assets represents the fair value of trademarks and trade names, customer relationships and technology as of the acquisition date, net of any accumulated amortization. Under generally accepted accounting principles, goodwill is required to be reviewed for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment, and other long-lived intangible assets require review for impairment only when indicators exist. If any business conditions or other factors cause profitability or cash flows to significantly decline, we may be required to record a non-cash impairment charge, which could adversely affect our operating results. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a further decline in economic conditions or a slow, weak economic recovery, sustained declines in the price of our common stock, adverse changes in the regulatory environment, adverse changes in the market share of our products, adverse changes in interest rates, or other factors leading to reductions in the long-term sales or profitability that we expect.

The full utilization of our remaining U.S. federal income tax net operating loss carryforwards has significantly increased, and will continue to significantly increase, our cash tax payments and may adversely impact our ability to fund operations.

During 2014 we utilized all of our remaining U.S. Federal income tax net operating loss carryforwards and credit carryforwards and, therefore, experienced an increase in our cash tax payments in 2014 as compared to previous years. We anticipate further increases in our tax payments in 2015, which could limit the amount of liquidity available to fund working capital, capital expenditures or other strategic initiatives.

Our ability to fund operations is limited by our cash on hand and available borrowing capacity under our revolving credit facility.

We believe our liquidity, defined as cash on hand and available borrowing capacity, on December 31, 2014 of $289.9 million and our expected continued improvements in profitability will be more than adequate to fund working capital requirements and capital expenditures throughout 2015, which we expect to be a period of continued strong demand within the trailer manufacturing industry. Furthermore, we continue to have the option, subject to certain conditions, to request an additional incremental increase to the total commitment of our revolving credit facility of $50 million. Our liquidity position as of December 31, 2014 represented an increase of $35.6 million and $65.6 million from December 31, 2013 and 2012, respectively. Our ability to fund our working capital needs and capital expenditures is limited by the net cash provided by operations, cash on hand and available borrowings under our revolving credit facility. Declines in net cash provided by operations, increases in working capital requirements necessitated by an increased demand for our products and services, further decreases in the availability under the revolving credit facility or changes in the credit our suppliers provide to us, could rapidly exhaust our liquidity.

Risks Related to Our Indebtedness

Our levels of indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our debt agreements.

Our debt and debt service obligations increased significantly in 2012 as a result of the offering of our 3.375% Convertible Senior Notes Due 2018 (“Notes”) in April 2012, entering into the Term Loan Credit Agreement in May 2012, which was subsequently amended in May 2013, and the amendment and restatement of our revolving credit agreement. As of December 31, 2014, and as a result of these events, we had $352 million of indebtedness, including: $193 million secured debt, $150 million unsecured debt, $7 million in capital lease obligations and $2 million in an industrial revenue bond. This level of debt could have significant consequences on our future operations, including, among others:

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

Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt obligations.

Our ability to make scheduled principal payments of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to regulatory, economic, financial, competitive and other factors beyond our control. While we do not have significant scheduled principal payments until 2018, our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Certain provisions of the Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the Notes will have the right, at their option, to require us to repurchase all of their Notes or any portion of the principal amount of such Notes in integral multiples of $1,000. We also may be required to issue additional shares upon conversion in the event of certain corporate transactions. In addition, the indenture for the Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions of the Notes could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our stockholders.

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

These debt facilities contain customary covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. As required under our Term Loan Credit Agreement, as amended, we must maintain a maximum senior secured leverage ratio tested as of the last day of each fiscal quarter for the four consecutive fiscal quarters then ending of not more than (A) 4.5 to 1.0 through September 30, 2013, (B) 4.0 to 1.0 thereafter through September 30, 2015, and (C) 3.5 to 1.0 thereafter. In addition, under our revolving credit facility, we are required to maintain a minimum fixed charge coverage ratio of not less than 1.1 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Amended and Restated Revolving Credit Agreement is less than 12.5% of the total revolving commitment. As of December 31, 2014, our senior secured leverage ratio was 0.3:1.0, and in compliance with all covenants under the Term Loan Credit Agreement, as amended.

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

As of December 31, 2014, we were in compliance with all covenants under both our Term Loan Credit Agreement, as amended, and our revolving credit facility. Our ability to comply with the various financial covenants in the future may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

Risks Related to an Investment in Our Common Stock

Our common stock has experienced, and may continue to experience, price and trading volume volatility.

The trading price and volume of our common stock has been and may continue to be subject to large fluctuations. The market price and volume of our common stock may increase or decrease in response to a number of events and factors, including:

•	trends in our industry and the markets in which we operate;

•	changes in the market price of the products we sell;

•	the introduction of new technologies or products by us or by our competitors;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	operating results that vary from the expectations of securities analysts and investors;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, financings or capital commitments;

•	actions by significant or activist shareholders, including those who through proxy solicitations, shareholder proposals, public campaigns or otherwise may seek to effect changes or acquire control of the Company or who may seek to increase short-term shareholder value;

•	changes in laws and regulations;

•	general economic and competitive conditions; and

•	changes in key management personnel.

Also, shareholders may from time to time engage in proxy solicitations, advance shareholder proposals or otherwise attempt to effect changes or acquire control over the Company. Such shareholder campaigns could disrupt the Company’s operations and divert the attention of the Company’s Board of Directors and senior management and employees from the pursuit of business strategies and adversely affect the Company’s results of operations and financial condition.

This volatility may adversely affect the prices of our common stock regardless of our operating performance. To the extent that the price of our common stock declines, our ability to raise funds through the issuance of equity or otherwise use our common stock as consideration will be reduced. These factors may limit our ability to implement our operating and growth plans.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Our main Lafayette, Indiana facility is a 1.2 million square foot facility that houses truck trailer and composite material production, tool and die operations, research laboratories and offices. Our second Lafayette, Indiana facility is 0.8 million square feet and used primarily for the production of refrigerated van and liquid tank trailers. In total, our main facilities have the capacity to produce approximately 80,000 trailers annually on a three shift, five-day workweek schedule, depending on the mix of products.

We have 15 Retail branch facilities located throughout North America. Each sales and service branch consists of an office, parts warehouse and service space, and ranges in size from 4,000 to 70,000 square feet per facility. The 15 facilities are located in 11 states with seven of the facilities being leased.

Properties owned by Wabash are subject to security interests held by our lenders. The following table provides information regarding our major facilities located in the United States, Mexico and United Kingdom:

Location	Owned or Leased	Description of Activities at Location	Segment
Ashland, Kentucky	Leased	Parts distribution	Retail
Baton Rouge, Louisiana	Leased	Service and parts distribution	Retail
Cadiz, Kentucky	Leased	Manufacturing, new trailers and parts distribution	Commercial Trailer Products and Retail
Chicago, Illinois	Leased	Service and parts distribution	Retail
Columbus, Ohio	Owned	New trailers, used trailers, service and parts distribution	Retail
Dallas, Texas	Owned	New trailers, used trailers, service and parts distribution	Retail
Denver, Colorado	Owned	New trailers, used trailers, service and parts distribution	Retail
Dunmore, Pennsylvania	Owned	New trailers, used trailers, service and parts distribution	Retail
Elroy, Wisconsin	Owned	Manufacturing	Diversified Products
Findlay, Ohio	Leased	Service and parts distribution	Diversified Products
Fond du Lac, Wisconsin	Owned	Manufacturing	Diversified Products
Frankfort, Indiana	Leased	Manufacturing	Diversified Products
Harrison, Arkansas	Owned	Manufacturing	Diversified Products
Houston, Texas	Leased	Service and parts distribution	Retail
Huddersfield, United Kingdom	Leased property/Owned building	Manufacturing	Diversified Products
Kansas City, Kansas	Leased	Manufacturing	Diversified Products
Kansas City, Missouri	Leased	Manufacturing	Diversified Products
Lafayette, Indiana	Owned	Corporate Headquarters, Manufacturing and used trailers	Commercial Trailer Products, Diversified Products and Retail
Mauston, Wisconsin	Leased	Service and parts distribution	Retail
Miami, Florida	Owned	New trailers, used trailers, service and parts distribution	Retail
New Lisbon, Wisconsin	Owned/Leased	Manufacturing	Diversified Products
Phoenix, Arizona	Owned	New trailers, used trailers, service and parts distribution	Retail
Portland, Oregon	Leased	Manufacturing	Diversified Products
Queretaro, Mexico	Owned	Manufacturing	Diversified Products
San Antonio, Texas	Owned	New trailers, used trailers, service and parts distribution	Retail
Smithton, Pennsylvania	Owned	New trailers, used trailers, service and parts distribution	Retail
Tavares, Florida	Leased	Manufacturing	Diversified Products
West Memphis, Arkansas	Leased	Service and parts distribution	Retail

ITEM 3—LEGAL PROCEEDINGS

We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, and are periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations"). As of December 31, 2014, we were named as a defendant or were otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

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

Based on our current knowledge, and taking into consideration litigation-related liabilities, we believe we are not a party to, nor is any of our properties the subject of, any pending legal proceeding or governmental examination other than the matters below, which are addressed individually, that could have a material adverse effect on our consolidated financial condition or liquidity if determined in a manner adverse to us. However, in light of the uncertainties involved in such matters, the ultimate outcome of a particular matter could be material to our operating results for a particular period depending on, among other factors, the size of the loss or liability imposed and the level of our income for that period. Costs associated with the litigation and settlements of legal matters are reported within General and Administrative Expenses in the Consolidated Statements of Operations.

Brazil Joint Venture

In March 2001, Bernard Krone Indústria e Comércio de Máquinas Agrícolas Ltda. (“BK”) filed suit against us in the Fourth Civil Court of Curitiba in the State of Paraná, Brazil. Because of the bankruptcy of BK, this proceeding is now pending before the Second Civil Court of Bankruptcies and Creditors Reorganization of Curitiba, State of Paraná (No. 232/99).

The case grows out of a joint venture agreement between BK and Wabash related to marketing of RoadRailer trailers in Brazil and other areas of South America. When BK was placed into the Brazilian equivalent of bankruptcy late in 2000, the joint venture was dissolved. BK subsequently filed its lawsuit against Wabash alleging that it was forced to terminate business with other companies because of the exclusivity and non-compete clauses purportedly found in the joint venture agreement. BK asserted damages, exclusive of any potentially court-imposed interest or inflation adjustments, of approximately R$20.8 million (Brazilian Reais). BK did not change the amount of damages it asserted following its filing of the case in 2001.

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil. On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damages amount is approximately R$26.7 million (Brazilian Reais), which is approximately $10.0 million U.S. dollars using current exchange rates and exclusive of any potentially court-imposed interest, fees or inflation adjustments (which are currently estimated at a maximum of approximately $58 million, at current exchange rates, but may change with the passage of time and/or the discretion of the court at the time of final judgment in this matter). Due, in part, to the amount and type of damages awarded by the Fourth Civil Court of Curitiba, Wabash immediately filed for clarification of the judgment. The Fourth Civil Court has issued its clarification of judgment, leaving the underlying decision unchanged and referring the parties to the State of Paraná Court of Appeals for any further appeal of the decision. As such, Wabash filed its notice of appeal with the Court of Appeals, as well as its initial appeal papers, on April 22, 2013. The Court of Appeals has the authority to re-hear all facts presented to the lower court, as well as to reconsider the legal questions presented in the case, and to render a new judgment in the case without regard to the lower court’s findings. Pending outcome of this appeal process, the judgment is not enforceable by the plaintiff. Any ruling from the Court of Appeals is not expected before the second half of 2015, and, accordingly, the judgment rendered by the lower court cannot be enforced prior to that time, and may be overturned or reduced as a result of this process. We believe that the claims asserted by BK are without merit and we intend to continue to vigorously defend our position. We have not recorded a charge with respect to this loss contingency as of December 31, 2014. Furthermore, at this time, we do not have sufficient information to predict the ultimate outcome of the case and is unable to reasonably estimate the amount of any possible loss or range of loss that it may be required to pay at the conclusion of the case. We will reassess the need for the recognition of a loss contingency upon official assignment of the case in the Court of Appeals, upon a decision to settle this case with the plaintiffs or an internal decision as to an amount that we would be willing to settle or upon the outcome of the appeals process.

Intellectual Property

In October 2006, we filed a patent infringement suit against Vanguard National Corporation (“Vanguard”) regarding our U.S. Patent Nos. 6,986,546 and 6,220,651 in the U.S. District Court for the Northern District of Indiana (Civil Action No. 4:06-cv-135). We amended the Complaint in April 2007. In May 2007, Vanguard filed its Answer to the Amended Complaint, along with Counterclaims seeking findings of non-infringement, invalidity, and unenforceability of the subject patents. We filed a reply to Vanguard’s counterclaims in May 2007, denying any wrongdoing or merit to the allegations as set forth in the counterclaims. The case has currently been stayed by agreement of the parties while the U.S. Patent and Trademark Office (“Patent Office”) undertakes a reexamination of U.S. Patent Nos. 6,986,546. In June 2010, the Patent Office notified Wabash that the reexamination is complete and the Patent Office has reissued U.S. Patent No. 6,986,546 without cancelling any claims of the patent. The parties have not yet petitioned the Court to lift the stay, and it is unknown at this time when the parties’ petition to lift the stay may be filed or granted.

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

Walker Acquisition

In connection with our acquisition of Walker in May 2012, there is an outstanding claim of approximately $2.9 million for unpaid benefits owed by the Seller that is currently in dispute and that is not expected to have a material adverse effect on our financial condition or results of operations.

Environmental Disputes

In August 2014, we were noticed as a potentially responsible party (“PRP”) by the South Carolina Department of Health and Environmental Control (“DHEC”) pertaining to the Philip Services Site located in Rock Hill, South Carolina pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and corresponding South Carolina statutes. PRPs include parties identified through manifest records as having contributed to deliveries of hazardous substances to the Philip Services Site between 1979 and 1999. The DHEC’s allegation that we are a PRP arises out of four manifest entries in 1989 under the name of a company unaffiliated with Wabash National (or any of its former or current subsidiaries) that purport to be delivering a de minimis amount of hazardous waste to the Philip Services Site “c/o Wabash National Corporation.” As such, the Philip Services Site PRP Group (“PRP Group”) notified Wabash in August 2014 that is was offering us the opportunity to resolve any liabilities associated with the Philip Services Site by entering into a Cash Out and Reopener Settlement Agreement (the “Settlement Agreement”) with the PRP Group, as well as a Consent Decree with the DHEC. We have accepted an offer from the PRP Group to enter into the Settlement Agreement and Consent Decree, while reserving our rights to contest our liability for any deliveries of hazardous materials to the Philips Services Site. The requested settlement payment is immaterial to Wabash’s financial conditions or operations, and as a result, if the Settlement Agreement and Consent Decree are finalized, our agreement to become a party to them is not expected to have a material adverse effect on our financial condition or results of operations.

Bulk Tank International, S. de R.L. de C.V. (“Bulk”), one of the companies acquired in the Walker Acquisition, entered into agreements in 2011 with the Mexican federal environmental agency, PROFEPA, and the applicable state environmental agency, PROPAEG, pursuant to PROFEPA’s and PROPAEG’s respective environmental audit programs to resolve noncompliance with federal and state environmental laws at Bulk’s Guanajuato facility. Bulk completed all required corrective actions and received a Certification of Clean Industry from PROPAEG, and is seeking the same certification from PROFEPA, which we expect it will receive following the conclusion of a final audit process that occurred in December 2014. As a result, we do not expect that this matter will have a material adverse effect on our financial condition or results of operations.

In January 2012, we were noticed as a PRP by the U.S. Environmental Protection Agency (“EPA”) and the Louisiana Department of Environmental Quality (“LDEQ”) pertaining to the Marine Shale Processors Site located in Amelia, Louisiana (“MSP Site”) pursuant to CERCLA and corresponding Louisiana statutes. PRPs include current and former owners and operators of facilities at which hazardous substances were allegedly disposed. The EPA’s allegation that we are a PRP arises out of one alleged shipment of waste to the MSP Site in 1992 from the Company’s branch facility in Dallas, Texas. As such, the MSP Site PRP Group notified Wabash in January 2012 that, as a result of a March 18, 2009 Cooperative Agreement for Site Investigation and Remediation entered into between the MSP Site PRP Group and the LDEQ, we were being offered a “De Minimis Cash-Out Settlement” to contribute to the remediation costs, which would remain open until February 29, 2012. We chose not to enter into the settlement and have denied any liability. In addition, we have requested that the MSP Site PRP Group remove the Company from the list of PRPs for the MSP Site, based upon the following facts: we acquired this branch facility in 1997 – five years after the alleged shipment - as part of the assets we acquired out of the Fruehauf Trailer Corporation (“Fruehauf”) bankruptcy (Case No. 96-1563, United States Bankruptcy Court, District of Delaware (“Bankruptcy Court”)); as part of the Asset Purchase Agreement regarding our purchase of assets from Fruehauf, we did not assume liability for “Off-Site Environmental Liabilities,” which are defined to include any environmental claims arising out of the treatment, storage, disposal or other disposition of any Hazardous Substance at any location other than any of the acquired locations/assets; the Bankruptcy Court, in an Order dated May 26, 1999, also provided that, except for those certain specified liabilities assumed by Wabash under the terms of the Asset Purchase Agreement, we and our subsidiaries shall not be subject to claims asserting successor liability; and the “no successor liability” language of the Asset Purchase Agreement and the Bankruptcy Court Order form the basis for our request that we be removed from the list of PRPs for the MSP Site. The MSP Site PRP Group is currently considering our request, but has provided no timeline to us for a response. However, the MSP Site PRP Group has agreed to indefinitely extend the time period by which we must respond to the De Minimis Cash-Out Settlement offer. We do not expect that this proceeding will have a material adverse effect on our financial condition or results of operations.

In September 2003, we were noticed as a PRP by the EPA pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site (the “Superfund Site”) pursuant to the CERCLA. The EPA’s allegation that we were a PRP arises out of our acquisition of a former branch facility located approximately five miles from the original Superfund Site. We acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002. In June 2010, we were contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that we contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010. Wabash initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from us. If the settlement is approved by all parties, it will prevent any third party from successfully bringing claims against us for environmental contamination relating to this former branch property. We have been awaiting approval from the ADEQ since the settlement was first proposed in July 2010. Based on communications with the RID and ADEQ in December 2014, we do not expect to receive a response regarding the approval of the settlement from the ADEQ for, at least, several additional months. Based upon our limited period of ownership of the former branch property, and the fact that it no longer owns the former branch property, we do not anticipate that the ADEQ will reject the proposed settlement, but no assurance can be given at this time as to the ADEQ’s response to the settlement proposal. The proposed settlement terms have been accrued and did not have a material adverse effect on our financial condition or results of operations, and we believe that any ongoing proceedings will not have a material adverse effect on our financial condition or results of operations.

In January 2006, we received a letter from the North Carolina Department of Environment and Natural Resources indicating that a site that we formerly owned near Charlotte, North Carolina has been included on the state's October 2005 Inactive Hazardous Waste Sites Priority List. The letter states that we were being notified in fulfillment of the state's “statutory duty” to notify those who own and those who at present are known to be responsible for each Site on the Priority List. Following receipt of this notice, no action has ever been requested from Wabash, and since 2006 we have not received any further communications regarding this matter from the state of North Carolina. We do not expect that this designation will have a material adverse effect on our financial condition or results of operations.

ITEM 4—MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information Regarding our Common Stock

Our common stock is traded on the New York Stock Exchange (ticker symbol: WNC). The number of record holders of our common stock at February 19, 2015 was 856.

We declared quarterly dividends of $0.045 per share on our common stock from the first quarter of 2005 through the third quarter of 2008. In December 2008, we suspended the payment of our quarterly dividend due to the continued weak economic environment and the uncertainty as to the timing of a recovery as well as our effort to enhance liquidity. No dividends on our common stock were declared or paid in 2014. The reinstatement of quarterly cash dividends on our common stock will depend on our future earnings, capital availability, financial condition and the discretion of our Board of Directors.

Our Certificate of Incorporation, as amended and approved by our stockholders, authorizes shares of common stock, par value $0.01 per share, of 200 million shares and all classes of capital stock of 225 million shares, including 25 million shares of preferred stock, par value $0.01 per share.

High and low stock prices as reported on the New York Stock Exchange for the last two years were:

	High	Low
2013
First Quarter	$11.00	$9.02
Second Quarter	$10.81	$8.19
Third Quarter	$11.95	$9.42
Fourth Quarter	$12.91	$11.06
2014
First Quarter	$14.60	$11.77
Second Quarter	$14.89	$12.52
Third Quarter	$14.91	$12.94
Fourth Quarter	$13.41	$9.44

Performance Graph

The following graph shows a comparison of cumulative total returns for an investment in our common stock, the S&P 500 Composite Index and the Dow Jones Transportation Index. It covers the period commencing December 31, 2009 and ending December 31, 2014. The graph assumes that the value for the investment in our common stock and in each index was $100 on December 31, 2009.

Comparative of Cumulative Total Return

December 31, 2009 through December 31, 2014

among Wabash National Corporation, the S&P 500 Index

and the Dow Jones Transportation Index

Purchases of Our Equity Securities

On December 18, 2014, our Board of Directors authorized a share repurchase program (“Repurchase Program”) which allows the repurchase of common stock of up to $60 million over a two year period ending December 31, 2016. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts that management deems appropriate. Management may limit or terminate the Repurchase Program at any time based on market conditions, liquidity needs, or other factors. During the fourth quarter of 2014, no stock repurchases under the Repurchase Program were made.

ITEM 6—SELECTED FINANCIAL DATA

The following selected consolidated financial data with respect to Wabash National for each of the five years in the period ending December 31, 2014, have been derived from our consolidated financial statements. The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
Statement of Comprehensive Income Data:
Net sales	$1,863,315	$1,635,686	$1,461,854	$1,187,244	$640,372
Cost of sales	1,630,681	1,420,563	1,298,031	1,120,524	612,289

Gross profit	$232,634	$215,123	$163,823	$66,720	$28,083

Selling, general and administrative expenses	88,370	89,263	68,340	43,975	40,545
Amortization of intangibles	21,878	21,786	10,590	2,955	2,955
Acquisition expenses	-	883	14,409	-	-

Income (Loss) from operations	$122,386	$103,191	$70,484	$19,790	$(15,417)

Interest expense	(22,165)	(26,308)	(21,724)	(4,136)	(4,140)
Increase in fair value of warrant	-	-	-	-	(121,587)
Other, net	(1,759)	740	(97)	(441)	(667)

Income (Loss) before income taxes	$98,462	$77,623	$48,663	$15,213	$(141,811)

Income tax expense (benefit)	37,532	31,094	(56,968)	171	(51)

Net income (loss)	$60,930	$46,529	$105,631	$15,042	$(141,760)

Preferred stock dividends and early extinguishment	-	-	-	-	25,454

Net income (loss) applicable to common stockholders	$60,930	$46,529	$105,631	$15,042	$(167,214)

Basic net income (loss) per common share	$0.88	$0.67	$1.53	$0.22	$(3.36)

Diluted net income (loss) per common share	$0.85	$0.67	$1.53	$0.22	$(3.36)

Balance Sheet Data:
Working capital	$298,802	$232,638	$221,402	$95,529	$61,427
Total assets	$928,651	$912,245	$902,626	$388,050	$302,834
Total debt and capital leases	$332,527	$370,595	$425,151	$69,821	$59,554
Stockholders' equity	$390,832	$322,379	$268,727	$146,346	$129,025

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2014, and our capital resources and liquidity as of December 31, 2014. Our discussion begins with our assessment of the condition of the North American trailer industry along with a summary of the actions we have taken to strengthen the Company. We then analyze the results of our operations for the last three years, including the trends in the overall business and our operating segments, followed by a discussion of our cash flows and liquidity, capital markets events and transactions, our credit facility and contractual commitments. We also provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. These are the critical accounting policies that affect the recognition and measurement of our transactions and the balances in our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements that we adopted during the year, if any, as well as those not yet adopted that may have an impact on our financial accounting practices.

We have three reportable operating segments: Commercial Trailer Products, Diversified Products and Retail. The Commercial Trailer Products segment produces trailers that are sold to customers who purchase trailers directly, through our Company-owned Retail branches, or through independent dealers. The Diversified Products segment focuses on our commitment to expand our customer base, diversify our product offerings and revenues and extend our market leadership by leveraging our proprietary DuraPlate® panel technology, drawing on our core manufacturing expertise and making available products that are complementary to the truck and tank trailers and transportation equipment we offer. The Retail segment includes the sale of new and used trailers, as well as the sale of aftermarket parts and service through our retail branch network. In the fourth quarter of 2014, our wood flooring business that manufactures laminated hard wood oak products primarily for our van trailer business was reclassified from Diversified Products to Commercial Trailer Products due to a change in how that business is managed internally as we intend to drive stronger alignment and pursue synergies between the wood manufacturing operations and Commercial Trailer Products. The historical financial performances for each of the Company’s reporting segments have been restated to reflect this change.

Executive Summary

We were successful in delivering results for 2014 that we consider transformational and are record-setting in several aspects. With a growing and healthy demand environment for trailers throughout 2014, as evidenced by our 57,350 new trailer shipments during the current year, our healthy backlog of $1,087 million as of December 31, 2014, as well as a trailer demand forecast by industry forecasters that remains significantly above replacement demand levels for the next several years, we were able to successfully deliver margin improvement through improved product pricing and recapture lost margins and improve overall productivity. More specifically, according to most recent ACT estimates, total new trailer shipments in 2014 totaled approximately 273,000 trailers representing an increase of 15% as compared to the prior year, and representing a third consecutive year that total trailer demand exceeded normal replacement demand levels estimated to be between 200,000 trailers and 220,000 trailers per year.

In addition to our commitment to improve the profitability of our Commercial Trailer Products segment, our strategic initiatives included a focus on diversification efforts, both organic and strategic, through our Diversified Products segment to enhance our business model, strengthen our revenues and become a stronger company delivering greater value to our shareholders. Organically, our focus is on profitably growing and diversifying by leveraging our existing assets, capabilities and technology, with our key focus being to successfully apply our industry leading and revolutionary DuraPlate® composite panel technology into higher margin products and markets and thereby provide customer solutions. Strategically, our focus continues to be to develop as a diversified industrial manufacturer, profitably growing and diversifying the products we offer, the customers and end markets we serve and strengthening our geographic presence. Recent acquisitions have provided, and potential future acquisitions may further provide, us the opportunity to move forward on this strategic initiative and our long-term plan to become a diversified industrial manufacturer. Our recent acquisitions have enabled us to recognize top-line growth, improved profitability and margin expansion; provided us access to additional markets while expanding our manufacturing footprint; allowed us to offer one of the broadest product portfolios in the trailer industry. Our Diversified Products segment has now grown to represent 24% of our consolidated revenues and 45% of our gross profits for the current year period, significantly increasing this segment’s impact to our bottom line.

The outlook for the overall trailer market for 2015 continues to indicate a strong and growing demand environment. In fact, the most recent estimates from industry forecasters, ACT and FTR Associates (“FTR”), indicate demand levels to be in excess of the estimated replacement demand in every year through 2019. More specifically, ACT is currently estimating 2015 demand will increase to approximately 305,000, or 12%, as compared to the previous year period, with 2016 through 2019 industry demand levels ranging between 258,000 and 289,000 trailers, while FTR anticipates a 4% increase in trailer demand for 2015 to approximately 279,000 trailers. This continued strong demand environment for new trailer equipment as well as the positive economic and industry specific indicators we monitor reinforce our belief that the current trailer demand cycle will be an extended cycle with a strong likelihood for several more years of demand significantly above replacement levels. We believe we are well positioned to capitalize on the expected strong overall demand levels while also achieving continued margin growth through improvements in product pricing as well as productivity improvements and other operational excellence initiatives.

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

•	Safety/Morale. The safety of our associates is our number-one value and highest priority. We continually focus on reducing the severity and frequency of workplace injuries to create a safe environment for our associates and minimize workers compensation costs. We believe that our improved environmental, health and safety management translates into higher labor productivity and lower costs as a result of less time away from work and improved system management. In 2012, 2013 and 2014, our manufacturing facilities at Brenner, Walker Stainless and Bulk Tank, respectively, have won the Truck Trailer Manufacturer Association’s Plant Safety Award which recognizes the best safety record amongst the largest tank trailer companies in North America and represents the ninth consecutive year in which one of our manufacturing sites was recognized for safety. Our focus on safety also extends beyond our facilities. We are a founding member of the Cargo Tank Risk Management Committee, a group dedicated to reducing the hazards faced by workers on and around cargo tanks.

•	Quality. We monitor product quality on a continual basis through a number of means for both internal and external performance as follows:

-	Internal performance. Our primary internal quality measurement is Process Yield. Process Yield is a performance metric that measures the impact of all aspects of the business on our ability to ship our products at the end of the production process. As with previous years, the expectations of the highest quality product continue to increase while maintaining Process Yield performance and reducing rework. In addition, we currently maintain an ISO 9001 registration of our Quality Management System at our Lafayette operations.

-	External performance. We actively track our warranty claims and costs to identify and drive improvement opportunities in quality and reliability. Early life cycle warranty claims for our van trailers are trended for performance monitoring. During the 2012 calendar year we modified our warranty reporting process to report warranty “units” per 100 trailers as opposed to warranty “claims.” The new unit based reporting process is a more rigorous approach to documenting failures. As of December 31, 2014, early life cycle warranty units per 100 trailers shipped averaged approximately 2.9, 4.9 and 7.4 units per 100 trailers in 2014, 2013 and 2012, respectively. The substantial improvement trend from 2012 to 2014 was driven by continuous improvement programs centered on process variation reduction, and responding to the input from our customers. These activities will continue to drive down our total warranty cost profile.

•	Delivery/Productivity. We measure productivity on many fronts. Some key indicators include production line cycle-time, labor-hours per trailer and inventory levels. Improvements over the last several years in these areas have translated into significant improvements in our ability to better manage inventory flow and control costs.

-	During the past several years Commercial Trailer Products has focused on productivity enhancements within manufacturing assembly and sub-assembly areas through developing the capability for mixed model production. These efforts have resulted in throughput improvements in our Lafayette, Indiana, and Cadiz, Kentucky, facilities of approximately 50% and 30%, respectively.

-	In 2014, Diversified Products broadened their tank trailer manufacturing versatility by adding production capabilities for petroleum trailers to our Fond du Lac manufacturing facility and pneumatic dry bulk trailers to our Portland, Oregon; Fond du Lac, Wisconsin; and New Lisbon, Wisconsin, facilities. Additionally, our Lafayette, Indiana manufacturing facility began producing aluminum crude oil as well as aluminum and carbon steel vacuum truck tanks. Finally, our facility in Queretaro, Mexico added capacity for the production of engineered products, including stationary silos for food, dairy and beverage industries, to better serve markets in Southern U.S., Mexico and South America.

•	Cost Reduction. We believe continuous improvement is a fundamental component of our operational excellence focus. Our continued focus on our balanced scorecard process has allowed us to improve all areas of manufacturing including safety, quality, on-time delivery, cost reduction, employee morale and environment. Utilizing continuous improvement and our balanced scorecard process we have realized total cost per unit reductions by aforementioned increased capacity utilization of all facilities while maintaining a lower level of fixed overhead. As examples, 2014 saw a year-over-year fixed cost per unit decrease of approximately 15% at the Cadiz platform facility, and our Lafayette van operations. We also have a tank trailer manufacturing facility in Queretaro, Mexico that provides a low cost advantage for our tank trailer product line.

•	Environment. We strive to manufacture products that are both socially responsible and environmentally sustainable. We demonstrate our commitment to sustainability by maintaining ISO 14001 registration of our Environmental Management System at our Lafayette, Indiana facilities, which was one of the first trailer manufacturing operations in the world to be ISO 14001 registered. ISO 14001 requires us to demonstrate quantifiable and third-party verified environmental improvements. Through our facilities, we initiated employee-based recycling programs that reduce waste being sent to the landfill, installed a fifty-five foot wind turbine to produce electricity and reduce our carbon emissions, and restored a natural wildlife habitat to enhance the environment and protect native animals. Our commitment to sustainable operations has also been demonstrated internationally by our Bulk Tank International facility being awarded the Clean Industry Certificate in 2013.

Industry Trends

Truck transportation in the U.S., according to the ATA, was estimated to be a $682 billion industry in 2013. ATA estimates that approximately 69% of all freight tonnage is carried by trucks. Trailer demand is a direct function of the amount of freight to be transported. To monitor the state of the industry, we evaluate a number of indicators related to trailer manufacturing and the transportation industry. Recent trends we have observed include the following:

•	Transportation / Trailer Cycle. Transportation in the U.S., including trucking, is a cyclical industry that has experienced three cycles over the last 20 years. The most recently completed cycle began in early 2001 when industry trailer shipments totaled approximately 140,000, reached a peak in 2006 with shipments of approximately 280,000 and reached the bottom in 2009 with shipments of approximately 79,000 units. In each of these three U.S. economic downturns, the decline in freight tonnage preceded the general economic decline by approximately two and one-half years and its recovery has generally preceded that of the economy as a whole. The trailer industry generally follows the transportation industry cycles. After three consecutive years with total trailer demand well below normal replacement demand levels estimated to be between 200,000 trailers and 220,000 trailers, the four year period ending December 2014 demonstrated consecutive years of significant improvement in which the total trailer market increased year-over-year approximately 67%, 13%, 1% and 15% for 2011, 2012, 2013 and 2014, respectively, with total shipments of approximately 207,000, 234,000, 237,000 and 271,000, respectively. As we enter the sixth year of an economic recovery, ACT is estimating demand within the trailer industry to increase in 2015 to approximately 305,000 trailers and forecasting continued strong demand levels into the foreseeable future with estimated annual average demand for the four year period ending 2019 in excess of 271,000 new trailers. Our view is generally consistent with ACT that trailer demand will remain significantly above replacement levels for several years beyond 2015.

•	Age of Trailer Fleets. The average age of fleets has reached historical highs over the past several years as fleets deferred on their capital investments during the most recent industry downturn. According to ACT, the average age of van trailers in 2014 was approximately 8 years, as compared to 7 years in 2007. The increase in age of trailers suggests an increase in replacement demand over the next several years.

•	New Trailer Orders. According to ACT, total orders in 2014 were approximately 359,000 trailers, a 55% increase from approximately 232,000 trailers ordered in 2013. Total orders for the dry van segment, the largest within the trailer industry, were approximately 216,000, an increase of 61% from 2013.

•	Transportation Regulations and Legislation. There are several different areas within both federal and state government regulations and legislation that are expected to have an impact on trailer demand, including:

-	The Federal Motor Carrier Safety Administration (the “FMCSA”) has taken steps in recent years to improve truck safety standards, particularly by implementing the Compliance, Safety, and Accountability (“CSA”) program. CSA is considered a comprehensive driver and fleet rating system that measures both the freight carriers and drivers on several safety related criteria, including driver safety, equipment maintenance and overall condition of trailers. This system drives increased awareness and action by carriers since enforcement actions were targeted and implemented beginning in June 2011. CSA is generally believed to have contributed to the tightening of the supply of drivers and capacity after 2011 as carriers took measures to improve their rating.

-	In July 2013, a new FMCSA hours-of-service rule went into effect, reducing total driver hours from 82 hours per week to 70 hours. We believe the rule will keep trucking equipment utilization at record-high levels and, therefore, increase the general need for equipment, despite the recent temporary suspension of certain sections of the rule’s 34-hour restart provisions.

-	There are several pending regulations that will likely come into effect in the next two years, including Electronic Logging Devices, Drug and Alcohol Clearinghouse Requirement, Speed Limiters, and Corporate Average Fuel Economy among others. The cumulative effect of the existing and upcoming regulations will be a further decrease in driver productivity and reduction of the driver pool, which will likely lead to higher demand for additional drivers and equipment to fill the gap.

-	The California Air Resource Board (“CARB”) regulations mandate that refrigeration units older than 7 years may no longer operate in California. As refrigeration units become obsolete, capacity in the refrigerated segment will tighten and an increase in demand for new refrigerated trailers is likely. CARB regulations also mandate fuel efficiency improvements on all fleets operating in California for which our DuraPlate® AeroSkirt® provides a durable and cost effective aerodynamic side skirt solution that yields the improved fuel efficiencies required by these regulations. Pending federal greenhouse gas and fuel efficiency regulations may also lead to a higher demand for our DuraPlate® AeroSkirt® and other aerodynamic device products.

•	Other Developments. Other developments and potential impacts on the industry include:

-	While we believe the need for trailer equipment will be positively impacted by the legislative and regulatory changes addressed above, these demand drivers could be offset by factors that contribute to the increased concentration and density of loads, including the miniaturization of electronic products and packaging optimization of bulk goods. Increases in load concentration or density could contribute to decreased need or demand for dry van trailers.

-	Trucking company profitability, which can be influenced by factors such as fuel prices, freight tonnage volumes, and government regulations, is highly correlated with the overall economy of the U.S. Carrier profitability significantly impacts demand for, and the financial ability to purchase, new trailers.

-	Fleet equipment utilization has been rising due to increasing freight volumes, new government regulations and shortages of qualified truck drivers. As a result, trucking companies are under increased pressure to look for alternative ways to move freight, leading to more intermodal freight movement. We believe that railroads are at or near capacity, which will limit their ability to respond to freight demand pressures. Therefore, we expect that the majority of freight will continue to be moved by truck and, according to ATA, overall truck activity as a percentage of the total freight industry is expected to increase throughout the next decade.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	87.5	86.8	88.8
Gross profit	12.5	13.2	11.2

General and administrative expenses	3.3	3.6	3.1
Selling expenses	1.4	1.9	1.6
Amortization of intangibles	1.2	1.3	0.7
Acquisition expenses	-	0.1	1.0
Income from operations	6.6	6.3	4.8

Interest expense	(1.2)	(1.6)	(1.5)
Other, net	(0.1)	-	-
Income before income taxes	5.3	4.7	3.3

Income tax expense (benefit)	2.0	1.9	(3.9)
Net income	3.3%	2.8%	7.2%

2014 Compared to 2013

Net Sales

Net sales in 2014 increased $227.6 million, or 13.9%, compared to the 2013 period. By business segment, net external sales and related units sold were as follows (dollars in millions):

	Year Ended December 31,
			Change
	2014	2013	$	%
Sales by Segment
Commercial Trailer Products	$1,221.0	$1,010.7	$210.3	20.8
Diversified Products	453.2	444.8	8.4	1.9
Retail	189.1	180.2	8.9	4.9
Total	$1,863.3	$1,635.7	$227.6	13.9

New Trailers	(units)
Commercial Trailer Products	50,350	40,750	9,600	23.6
Diversified Products	3,550	3,050	500	16.4
Retail	3,450	3,000	450	15.0
Total	57,350	46,800	10,550	22.5

Used Trailers	(units)
Commercial Trailer Products	3,150	4,300	(1,150)	(26.7)
Diversified Products	150	100	50	50.0
Retail	1,550	1,300	250	19.2
Total	4,850	5,700	(850)	(14.9)

Commercial Trailer Products segment sales were $1.2 billion in 2014, an increase of $210.3 million, or 20.8%, compared to 2013. The increase in sales was primarily due to a 23.6% increase in new trailer shipments, as approximately 50,350 trailers were shipped in 2014 compared to 40,750 trailers shipped in the prior year. The increase in trailer shipments was partially offset by product mix, which lowered average selling prices by 0.7% as compared to the prior year. Used trailer sales decreased $9.9 million, or 29.5%, compared to the previous year with approximately 1,150 fewer used trailer shipments in 2014 as compared to the prior year, which was primarily due to decreased availability of product because of fewer fleet trade packages received.

Diversified Products segment sales were $453.2 million in 2014, up $8.4 million, or 1.9%, compared to 2013. New trailer sales increased $22.6 million, or 11.0%, due to a 16.4% increase in new trailer shipments, as approximately 3,550 trailers were shipped in 2014 compared to 3,050 trailers shipped in the prior year, partially offset by a 5.2% decrease in average selling prices. Parts and service sales decreased $4.9 million, or 5.3%, compared to the prior year due to decreased demand. Equipment and other sales decreased $10.7 million, or 7.4%, due to the timing of shipments and customer acceptance for our non-trailer truck mounted equipment and other engineered products. Used trailer sales increased $1.4 million, or 45.4%, as a result of an increase in used trailer shipments and a favorable customer and product mix, which increased used trailer average selling prices by 15.2% as compared to 2013.

Retail segment sales were $189.1 million in 2014, up $8.9 million, or 4.9%, compared to 2013. New trailer sales increased $6.0 million, or 7.3%, as approximately 450 more trailers were shipped in 2014 as compared to 2013. As compared to the prior year, new trailer average selling prices decreased 5.8%, primarily due to customer and product mix. Used trailer sales increased $4.1 million, or 32.2%, primarily due to an increase in volume demand, as approximately 250 more used trailers were shipped in 2014 as compared to 2013. Parts and service sales were down $0.5 million, or 0.6%, and equipment and other sales were down $0.7 million, or 16.6%, as compared to the prior year.

Cost of Sales

Cost of sales in 2014 was $1.6 billion, an increase of $210.1 million, or 14.8%, as compared to 2013. As a percentage of net sales, cost of sales was 87.5% in 2014, compared to 86.8% for 2013.

Commercial Trailer Products segment cost of sales, as detailed in the following table, was $1.1 billion in 2014, an increase of $189.6 million, or 20.5%, compared to 2013. As a percentage of net sales, cost of sales was 91.4% in 2014 compared to 91.7% in 2013.

	Year Ended December 31,
Commercial Trailer Products Segment	2014		2013
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$885.6	72.5%	$729.4	72.2%
Other Manufacturing Costs	230.6	18.9%	197.2	19.5%
	$1,116.2	91.4%	$926.6	91.7%

Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses. Material costs were 72.5% of net sales in 2014 compared to 72.2% in 2013. Material costs as a percentage of sales in 2014 are in line with 2013 as raw material, commodity, and component costs have remained relatively consistent as compared to the prior year. Other manufacturing costs increased $33.4 million in the current year as compared to the prior year, resulting from increased labor and other variable costs related to increases in new trailer production volumes. As a percentage of sales, other manufacturing costs decreased from 19.5% in 2013 to 18.9% in 2014 due to increased leverage of fixed costs from higher production.

Diversified Products segment cost of sales was $349.8 million in 2014, an increase of $13.6 million, or 4.0%, compared to 2013. The increase in cost of sales was primarily driven by an increase in sales volume due to stronger tank trailer demand as compared to the prior year. Cost of sales as a percentage of net sales was 77.2% in 2014 compared to 75.6% in 2013. The 1.6% increase as a percentage of net sales was primarily the result of lower average selling prices for tank trailers due to customer and product mix as compared to the prior year, as well as competitive market pressures within certain product lines of both the composite product and tank trailer businesses.

Retail segment cost of sales was $168.4 million in 2014, an increase of $8.4 million, or 5.2%, compared to 2013. As a percentage of net sales, cost of sales was 89.0% in 2014 compared to 88.8% in 2013. Cost of sales as a percentage of net sales increased slightly compared to the prior year as a result of product mix as a higher percentage of sales were from the lower margin new and used trailer product lines as compared to the prior year.

Gross Profit

Gross profit was $232.6 million in 2014, an improvement of $17.5 million from 2013. Gross profit as a percentage of sales was 12.5% in 2014 as compared to 13.2% in 2013. Gross profit by segment was as follows (in millions):

	Year Ended December 31,
			Change
	2014	2013	$	%
Gross Profit by Segment:
Commercial Trailer Products	$104.8	$84.2	$20.6	24.5
Diversified Products	103.4	108.6	(5.2)	(4.8)
Retail	20.7	20.1	0.6	3.0
Corporate and Eliminations	3.7	2.2	1.5
Total	$232.6	$215.1	$17.5	8.1

Commercial Trailer Products segment gross profit was $104.8 million in 2014 compared to $84.2 million in the prior year. Gross profit as a percentage of net sales was 8.6% in 2014 as compared to 8.3% in 2013. The increase in gross profit and profit margin as compared to the prior year was primarily driven by the increase in new trailer volumes and improved pricing partially offset by customer and product mix.

Diversified Products segment gross profit was $103.4 million in 2014 compared to $108.6 million in 2013. Gross profit as a percentage of net sales was 22.8% in 2014 compared to 24.4% in 2013. The decreases in gross profit and gross profit as a percentage of net sales, as compared to the prior year, are primarily due to product mix and competitive market pressures within certain product lines.

Retail segment gross profit was $20.7 million in 2014 compared to $20.1 million in 2013. Gross profit as a percentage of net sales in 2014 was 11.0% compared to 11.2% in 2013. Gross profit margin was relatively consistent with the prior year as increased demand was offset by product mix and an increase in costs to support growth initiatives.

General and Administrative Expenses

General and administrative expenses in 2014 increased $3.0 million, or 5.1%, from the prior year as a result of a $4.5 million increase in salaries and employee related costs, including employee incentive programs, partially offset by decreases in bad debt expense of $0.7 million, due to certain uncollectable accounts receivable identified in the prior year, as well as lower outside professional services of $0.4 million. General and administrative expenses, as a percentage of net sales, were 3.3% in 2014 compared to 3.6% in 2013.

Selling Expenses

Selling expenses were $26.7 million in 2014, a decrease of $3.9 million, or 12.8%, compared to the prior year, primarily due to a $3.2 million decrease in salaries and employee related costs, including employee incentive programs, and lower advertising and promotional costs. As a percentage of net sales, selling expenses were 1.4% in 2014 compared to 1.9% in the prior year.

Amortization of Intangibles

Amortization of intangibles was $21.9 million in 2014 compared to $21.8 million in 2013. Amortization of intangibles for both periods primarily includes amortization expense recognized for intangible assets recorded from the acquisition of Walker in May 2012 and certain assets of Beall in February 2013.

Other Income (Expense)

Interest expense in 2014 totaled $22.2 million compared to $26.3 million in the prior year. Interest expense for both periods primarily relates to interest and non-cash accretion charges on our Convertible Senior Notes and Term Loan Credit Agreement. The decrease from the previous year is due to lower outstanding loan commitments through voluntary debt payments made over the previous year, as well as reduced interest rates achieved as a result of repricing the Term Loan Credit Agreement in April 2013.

Other, net in 2014 includes a loss on early extinguishment of debt of $1.0 million, representing the write-off of debt issuance costs recognized on $40 million of voluntary principal payments made on our Term Loan Credit agreement during 2014, as well as a $0.6 million loss on the transition of three of our Retail branch locations to independent dealer facilities.

Income Taxes

We recognized income tax expense of $37.5 million in 2014 compared to $31.1 million in the prior year. The effective tax rate for 2014 was 38.1%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes and the federal domestic production deduction. During 2014, we utilized all our remaining U.S. Federal income tax net operating loss carryforwards or income tax credit carryforwards and, as a result, we anticipate increases in our cash tax payments in 2015 as compared to 2014. Cash taxes paid in 2014 were approximately $20.2 million.

2013 Compared to 2012

Net Sales

Net sales in 2013 increased $173.8 million, or 11.9%, compared to the 2012 period. By business segment, net external sales and related units sold were as follows (dollars in millions):

	Year Ended December 31,
			Change
	2013	2012	$	%
Sales by Segment
Commercial Trailer Products	$1,010.7	$995.2	$15.5	1.6
Diversified Products	444.8	309.7	135.1	43.6
Retail	180.2	157.0	23.2	14.8
Total	$1,635.7	$1,461.9	$173.8	11.9

New Trailers	(units)
Commercial Trailer Products	40,750	40,800	(50)	(0.1)
Diversified Products	3,050	2,000	1,050	52.5
Retail	3,000	2,800	200	7.1
Total	46,800	45,600	1,200	2.6

Used Trailers	(units)
Commercial Trailer Products	4,300	3,150	1,150	36.5
Diversified Products	100	100	-	-
Retail	1,300	1,550	(250)	(16.1)
Total	5,700	4,800	900	18.8

Commercial Trailer Products segment sales were $1.0 billion in 2013, up $15.5 million, or 1.6%, compared to 2012. New trailer shipments in 2013 of $959.1 million and 40,750 trailers were consistent with the previous year as the increase in segment sales was primarily the result of a $9.9 million, or 42.1%, increase in used trailer sales as compared to the prior year as approximately 4,300 trailers shipped in 2013 compared to 3,150 trailers shipped in the prior year. Parts sales increased by approximately $5.1 million, or 218.0%, as compared to the prior year. New trailer sales in 2013 were in line with 2012.

Diversified Products segment sales were $444.8 million in 2013, up $135.1 million, or 43.6%, compared to 2012. The increase in sales was primarily due to the acquisitions of Walker and certain assets of Beall, which contributed $128.1 million more in sales compared to the prior year. We continue to gain positive momentum in our efforts to diversify our business and increase our market penetration and overall acceptance of our product offerings.

Retail segment sales were $180.2 million in 2013, up $23.2 million, or 14.8%, compared to the prior year. This increase in sales was partly due to the addition of six tank trailer parts and service locations as a result of the Walker acquisition, generating $11.8 million more in sales as compared to the prior year. Excluding the parts and service locations acquired from Walker, Retail segment sales were $149.0 million, an increase of 8.2%, as compared to the prior year. New trailer sales increased $9.5 million, or 12.9%, as approximately 200 additional units were shipped as compared to the prior year. Parts and service sales were up $7.0 million, or 15.2%. Used trailer sales decreased $1.9 million, or 13.2%, primarily due to an 18.8% decrease in shipments compared to the prior year.

Cost of Sales

Cost of sales for 2013 was $1.4 billion, an increase of $122.5 million, or 9.4%, compared to 2012. As a percentage of net sales, cost of sales was 86.8% for 2013 compared to 88.8% for 2012.

Commercial Trailer Products segment cost of sales, as detailed in the following table, was $926.6 million for 2013, an increase of $6.7 million, or 0.7%, compared to 2012. As a percentage of net sales, cost of sales was 91.7% for 2013 compared to 92.4% in the prior year.

	Year Ended December 31,
Commercial Trailer Products Segment	2013		2012
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$729.4	72.2%	$729.7	73.3%
Other Manufacturing Costs	197.2	19.5%	190.2	19.1%
	$926.6	91.7%	$919.9	92.4%

Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses. Material costs were 72.2% of net sales in 2013 compared to 73.3% for the prior year. The 1.1% decrease was primarily driven by increases in average selling prices for new trailers as raw material, commodity and component costs remained relatively consistent, and the increase was also partially driven by favorable customer and product mix. Other manufacturing costs increased $7.0 million in the current year as compared to the prior year resulting from higher variable costs related to the increase in new trailer production volumes. As a percentage of sales, other manufacturing costs increased slightly from 19.1% in the prior year to 19.5% in 2013.

Diversified Products segment cost of sales was $336.2 million in 2013, an increase of $98.6 million, or 41.5%, compared to 2012 primarily resulting from the acquisitions of Walker and certain assets of Beall. Cost of sales as a percentage of net sales was 75.6% in 2013 compared to 76.7% in 2012. The 1.1% decrease as a percentage of net sales was primarily the result of an increased percentage of net sales from our higher-margined product lines as compared to the previous year.

Retail segment cost of sales was $160.0 million in 2013, an increase of $19.8 million, or 14.1%, compared to 2012. The increase in cost of sales was primarily due to the addition of six tank trailer parts and service locations from the Walker acquisition, which added $9.0 million more in cost of sales as compared to the prior year, as well as an increase in new trailer shipments. As a percentage of net sales, cost of sales was 88.8% in 2013 compared to 89.3% in 2012. This improvement as a percentage of net sales was primarily the result of product mix as an increased percentage of net sales were from the higher margin parts and service product line for the 2013 period as compared to the prior year.

Gross Profit

Gross profit was $215.1 million in 2013, an improvement of $51.3 million, or 31.3%, from the prior year. Gross profit as a percent of sales was 13.2% for 2013 compared to 11.2% for 2012. Gross profit by segment was as follows (in millions):

	Year Ended December 31,
			Change
	2013	2012	$	%
Gross Profit by Segment:
Commercial Trailer Products	$84.2	$75.2	$9.0	12.0
Diversified Products	108.6	72.1	36.5	50.6
Retail	20.1	16.8	3.3	19.6
Corporate and Eliminations	2.2	(0.3)	2.5
Total	$215.1	$163.8	$51.3	31.3

Commercial Trailer Products segment gross profit was $84.2 million for 2013 compared to $75.2 million in the prior year. Gross profit as a percentage of net sales was 8.3% for 2013 as compared to 7.6% for the prior year. The increase in gross profit as a percentage of net sales was primarily driven by improved pricing necessary to recapture lost margins.

Diversified Products segment gross profit was $108.6 million for 2013 compared to $72.1 million for the prior year. The increase in gross profit was due primarily to the acquisition of Walker. Gross profit as a percentage of net sales was 24.4% in 2013 compared to 23.3% in 2012. The 1.1% increase as a percentage of net sales was largely the result of the inclusion of Walker for the entire year of 2013, as well as improved customer and product mix for our composite product offerings as compared to the prior year.

Retail segment gross profit was $20.1 million for 2013, an increase of $3.3 million compared to 2012. Gross profit as a percentage of net sales for 2013 was 11.2% compared to 10.7% for the prior year. As compared to the prior year, the 19.6% increase in gross profit is primarily due to a 22.7% increase in parts and service sales and a 12.9% increase in new trailer sales. In addition, gross profit as a percentage of sales increased 0.5% due to increased sales from our higher-margined product lines as compared to the previous year.

General and Administrative Expenses

General and administrative expenses of $58.7 million for 2013 increased $13.9 million, or 31.1%, from the prior year. The increase was largely due to the inclusion of a full year of expenses of Walker, which added expenses of approximately $13.7 million as compared to approximately $9.9 million in the prior year, and the inclusion of expenses of Beall since February 4, 2013, the date of acquisition. In addition, employee related costs, excluding Walker and Beall, increased $5.3 million in the current year period due to higher salaries and other employee related costs, including employee incentive programs. The remainder of the increase was primarily attributable to higher outside professional fees and technology costs. General and administrative expenses, as a percentage of net sales, increased to 3.6% for the current year as compared to 3.1% for the prior year.

Selling Expenses

Selling expenses were $30.6 million for 2013, an increase of $7.0 million, or 29.7%, compared to the prior year, primarily due to the inclusion of a full year of selling expenses of Walker, which added expenses of approximately $14.1 million as compared to approximately $9.2 million in the prior year and the inclusion of selling expenses of Beall since February 4, 2013, the date of acquisition. In addition, employee related costs, excluding Walker and Beall, increased $1.6 million in the current year due to employee incentive programs. As a percentage of net sales, selling expenses were 1.9% for 2013 compared to 1.6% for the prior year.

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

Other Income (Expense)

Interest expense in 2013 totaled $26.3 million, an increase of $4.6 million from the prior year, primarily due to interest and non-cash accretion charges related to our Convertible Senior Notes and Term Loan Credit Agreement, as amended, entered into in connection with the Walker acquisition.

Other, net in 2013 includes a loss on early extinguishment of debt of $1.9 million, representing the write-off of debt issuance costs recognized on $60 million of voluntary principal payments made on our Term Loan credit agreement during 2013, as well as interest income of $2.1 million primarily due to the recovery of interest on past due accounts receivable.

Income Taxes

We recognized income tax expense of $31.1 million in 2013 compared to a benefit of $57.0 million in the prior year. The effective tax rate for 2013 was 40.1%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes. During the fourth quarter of 2012, we released $59.9 million of valuation allowance against our net deferred tax assets. Therefore, income tax expense for 2012 reflected the utilization of valuation allowance for federal, state and local income taxes resulting in an effective tax rate less than the U.S. Federal statutory rate of 35%. As of December 31, 2013, we had an estimated $28 million of remaining U.S. Federal income tax net operating loss carryforwards, which will begin to expire in 2029 if unused, and which may be subject to other limitations under IRS rules. We also had various multi-state income tax net operating loss carryforwards, which had been recorded as a deferred income tax asset, of approximately $8 million, before valuation allowances. We also had various U.S. Federal income tax credit carryforwards which expire beginning in 2023, if unused.

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of debt and equity. As of December 31, 2014, our debt to equity ratio was approximately 0.9:1.0. Our long-term objective is to generate operating cash flows sufficient to fund normal working capital requirements, to fund capital expenditures and to be positioned to take advantage of market opportunities including the ability to improve our capital structure through debt repayments and share repurchases. For 2015, we expect to fund operations, working capital requirements and capital expenditures through cash flows from operations as well as available borrowings under our existing Credit Agreement.

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

The Notes are convertible by their holders into cash, shares of our common stock or any combination thereof at our election, at an initial conversion rate of 85.4372 shares of our common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events as described in the indenture for the Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date. As of December 31, 2014, the Notes were not convertible based on the above criteria. If the Notes were converted as of December 31, 2014, the if-converted value would exceed the principal amount by approximately $8 million.

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

As of December 31, 2014, we were in compliance with all covenants of the Amended and Restated Revolving Credit Agreement.

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

As of December 31, 2014, our senior secured leverage ratio was 0.3:1.0, and we were in compliance with all covenants under the Amendment.

For the years ended December 31, 2014, 2013 and 2012, under the Term Loan Credit Agreement we paid interest of $10.0 million, $14.9 million and $10.9 million, respectively, and principal of $42.1 million and $62.8 million during 2014 and 2013, respectively. As of December 31, 2014, we had $192.8 million outstanding under the Term Loan Credit agreement, all of which was classified as long-term debt on our Consolidated Balance Sheet as a result of our election to apply our voluntary principal payment in September 2014 in a manner that fulfilled our obligation to pay the future mandatory quarterly amortization installments required by the Term Loan Credit Agreement. In connection with the closing of the Term Loan Credit Agreement in May 2012 and related Amendment in April 2013, we paid a total of $8.5 million in original issuance discount fees which are being amortized over the life of the facility using the effective interest rate method.

For the years ended December 31, 2014, 2013 and 2012, we charged $0.9 million, $0.9 million and $0.6 million, respectively, of amortization for original issuance discount fees as Interest Expense in the Consolidated Statements of Operations. In addition, for the years ended December 31, 2014 and 2013, we have charged $0.9 million and $1.4 million, respectively, of accelerated amortization in connection with our voluntary principal payments as Other, net in the Consolidated Statements of Operations.

Cash Flow

2014 compared to 2013

Cash provided by operating activities for 2014 totaled $92.6 million, compared to $128.7 million in 2013. The cash provided by operations during the current year period was the result of net income adjusted for various non-cash activities, including depreciation, amortization, deferred taxes, stock-based compensation, accretion of debt discount, and loss on debt extinguishment, of $130.1 million, partially offset by a $37.4 million increase in our working capital. Changes in key working capital accounts for 2014, 2013 and 2012 are summarized below (in millions):

Source (Use) of cash:	2014	2013	Change
Accounts receivable	$(14.8)	$(23.7)	$8.9
Inventories	3.1	6.3	(3.2)
Accounts payable and accrued liabilities	(26.8)	18.1	(44.9)
Net (use) source of cash	$(38.5)	$0.7	$(39.2)

Accounts receivable increased by $14.8 million in 2014 as compared to an increase of $23.7 million in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, decreased to approximately 23 days as of December 31, 2014, compared to 24 days in 2013. The increase in accounts receivable for 2014 was primarily the result of the timing of shipments and a 13.9% increase in our consolidated net sales compared to the prior year. Inventory decreased by $3.1 million during 2014 as compared to a decrease of $6.3 million in 2013. The decrease in inventory for the 2014 period was primarily due to lower finished goods inventories at December 31, 2014 as customer shipments exceeded production in 2014. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year was approximately 7 times in 2014 compared to approximately 6 times in 2013. Accounts payable and accrued liabilities decreased by $26.8 million in 2014 compared to an increase of $18.1 million for 2013. The decrease in 2014 was primarily due to a reduced amount of deposits from customers for products not delivered as well as the impact of early payment discounts offered by our suppliers. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 19 days in 2014 and 25 days for the 2013 period.

Investing activities used $15.8 million during 2014 compared to $31.5 million used in 2013. Investing activities for 2014 include capital expenditures to support growth and improvement initiatives at our facilities totaling $20.0 million offset by proceeds from the sale of certain Retail branch location assets totaling $4.1 million. Cash used in investing activities in 2013 was primarily related to the acquisition of certain assets of Beall completed in the first quarter totaling $13.9 million and capital expenditures totaling $18.4 million.

Financing activities used $44.0 million and $65.3 million during 2014 and 2013, respectively, primarily due to principal payments under our term loan credit facility of approximately $42.1 million and $62.8 million, respectively.

As of December 31, 2014, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $289.9 million, representing an increase of $35.6 million from December 31, 2013. Total debt and capital lease obligations amounted to $332.5 million as of December 31, 2014. As we continue to see improvements in the overall trailer industry, as well as our operating performance metrics, we believe our liquidity is adequate to fund our currently planned operations, working capital needs and capital expenditures for 2015.

2013 compared to 2012

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

Source (Use) of cash:	2013	2012	Change
Accounts receivable	$(23.7)	$1.2	$(24.9)
Inventories	6.3	41.7	(35.4)
Accounts payable and accrued liabilities	18.1	(46.8)	64.9
Net source (use) of cash	$0.7	$(3.9)	$4.6

Accounts receivable increased by $23.7 million in 2013 as compared to a decrease of $1.2 million in the prior year. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, increased to approximately 24 days as of December 31, 2013, compared to 21 days in 2012. The increase in accounts receivable for 2013 was primarily the result of the timing of shipments and an 11.9% increase in our consolidated net sales compared to the prior year. Inventory decreased by $6.3 million during 2013 as compared to a decrease of $41.7 million in 2012. The decrease in inventory for the 2013 period was primarily due to lower raw materials and work in process inventories at December 31, 2013. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year was approximately 6 times in 2013 compared to approximately 7 times in 2012. Accounts payable and accrued liabilities increased by $18.1 million in 2013 compared to a decrease of $46.8 million for 2012. The increase in 2013 was primarily due to timing of production as compared to the previous year. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 25 days in 2013 and 22 days in 2012.

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

Capital Expenditures

Capital spending amounted to $20.0 million for 2014 and is anticipated to be approximately $25 million for 2015. Capital spending for 2014 was primarily utilized to support growth, productivity improvements and environmental, health and safety initiatives within our facilities.

Off-Balance Sheet Transactions

As of December 31, 2014, we had approximately $7.2 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the year.

Outlook

The demand environment for trailers remained healthy throughout 2014, as evidenced by our strong and growing backlog, a trailer demand forecast by industry forecasters significantly above replacement demand levels for the next several years and our ability to increase prices to improve and recapture lost margins. Recent estimates from industry analysts, ACT Research Company (“ACT”) and FTR Associates (“FTR”), forecast strong demand levels in 2015 and beyond, with ACT currently estimating demand to be approximately 305,000 trailers for 2015, representing an increase of 11.8% as compared to 2014, and forecasting continued strong demand levels into the foreseeable future with estimated annual average demand for the four year period ending 2019 in excess of 271,000 new trailers. FTR anticipates new trailer demand to be approximately 279,000 new trailers in 2015, representing an increase of 4.2% as compared to 2014 while projecting a decrease in 2016 with demand totaling 255,000 trailers. Nevertheless, there remain downside risks relating to issues with the global economy, unemployment, and housing and construction-related markets in the U.S.

Other potential risks we face as we proceed into 2015 will primarily relate to managing raw material commodity and component costs as significant increases in the cost of certain commodities, raw materials or components could have an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk changes in material costs could have on our operating results.

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

Based on the published industry demand forecasts, customer feedback regarding their current requirements, our existing backlog of orders and our continued efforts to be selective in our order acceptance to ensure we obtain appropriate value for our products, we estimate that for the full year 2015 total new trailers sold will be between 60,000 and 64,000, which reflects volumes slightly stronger than 2014 demand levels. As a result of our commitment to recapture margins within our Commercial Trailer Products segment, our expectation for growth in trailer volumes is similar to the expected industry growth rate, and we have already begun to realize the improvements in pricing and gross margins and we expect continued improvements during 2015.

We are not relying solely on volume and price recovery within the trailer industry to improve operations and enhance our profitability. We believe our strategic initiative to become a diversified industrial manufacturer will provide us the opportunity to address new markets, enhance our financial profile and reduce the cyclicality within our business. The Diversified Products segment has continued to gain momentum and generate increased revenues and earnings. While demand for some of these products is dependent on the development of new products, customer acceptance of our product solutions and the general expansion of our customer base and distribution channels, we anticipate the long-term growth rate of demand for these products to be equal to or slightly higher than the U.S. gross domestic product. The completion of recent acquisitions has enabled us to further diversify our business, enhance our leadership position in trailer manufacturing and related products and technologies and recognize additional growth and value creation as we actively pursue margin enhancing synergies. In addition, we have been and will continue to focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

Contractual Obligations and Commercial Commitments

A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of December 31, 2014 are as follows (in millions):

	2015	2016	2017	2018	2019	Thereafter	Total

DEBT:
Revolving Facility (due 2017)	$-	$-	$-	$-	$-	$-	$-
Convertible Senior Notes (due 2018)	-	-	-	150.0	-	-	150.0
Term Loan Credit Facility (due 2019)	-	-	-	-	192.8	-	192.8
Industrial Revenue Bond	0.5	0.5	0.5	0.1	-	-	1.6
Capital Leases (including principal and interest)	1.7	1.4	1.1	0.9	0.8	2.2	8.1
TOTAL DEBT	$2.2	$1.9	$1.6	$151.0	$193.6	$2.2	$352.5

OTHER:
Operating Leases	$2.4	$2.0	$1.3	$0.9	$0.5	$0.1	$7.2
TOTAL OTHER	$2.4	$2.0	$1.3	$0.9	$0.5	$0.1	$7.2

OTHER COMMERCIAL COMMITMENTS:
Letters of Credit	$6.2	$-	$-	$-	$-	$-	$6.2
Raw Material Purchase Commitments	71.3	-	-	-	-	-	71.3
Used Trailer Purchase Commitments	10.0	-	-	-	-	-	10.0
TOTAL OTHER COMMERCIAL COMMITMENTS	$87.5	$-	$-	$-	$-	$-	$87.5

TOTAL OBLIGATIONS	$92.1	$3.9	$2.9	$151.9	$194.1	$2.3	$447.2

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

We have $71.3 million in purchase commitments through December 2015 for various raw material commodities, including aluminum, steel, nickel and copper as well as other raw material components which are within normal production requirements.

We have used trailer purchase commitments totaling $10.0 million related to commitments with certain customers to accept used trailers on trade for new trailer purchases. These commitments arise in the normal course of business related to future new trailer orders at the time a new trailer order is placed by the customer.

We have standby letters of credit totaling $6.2 million issued in connection with workers compensation claims and surety bonds.

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
51

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

In addition, there are other items within our financial statements that require estimation, but are not as critical as those discussed above. Changes in estimates used in these and other items could have a significant effect on our consolidated financial statements. The determination of the fair market value of our finished goods, primarily consisting of new trailers, and used trailer inventories are subject to variation, particularly in times of rapidly changing market conditions. A 5% change in the valuation of our finished goods and used trailer inventories at December 31, 2014, would be approximately $4 million.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2017 using one of two retrospective application methods. We are currently assessing the potential impact of the adoption of ASU 2014-09 on our financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The standard allows for either a full retrospective or modified retrospective transition method. We do not expect this standard to have a material impact on our financial statements upon adoption.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices and interest rates. The following discussion provides additional detail regarding our exposure to these risks.

a.	Commodity Price Risks

We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers. As of December 31, 2014, we had $71.3 million in raw material purchase commitments through December 2015 for materials that will be used in the production process, as compared to $32.8 million as of December 31, 2013. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.

b.	Interest Rates

As of December 31, 2014, we had no floating rate debt outstanding under our revolving facility and maintained an average floating rate borrowing level of less than $0.1 million under our revolving facility. In addition, as of December 31, 2014, we had outstanding borrowings under our Term Loan Credit Agreement, as amended, totaling $192.8 million that bear interest at a floating rate, subject to a minimum interest rate. Based on the average borrowings under our revolving facility and the outstanding indebtedness under our Term Loan Credit Agreement, as amended, a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of $0.3 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wabash National Corporation:

We have audited the accompanying consolidated balance sheets of Wabash National Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wabash National Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wabash National Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana

February 27, 2015

WABASH NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$146,113	$113,262
Accounts receivable	135,206	120,358
Inventories	177,144	184,173
Deferred income taxes	16,993	21,576
Prepaid expenses and other	10,203	9,632
Total current assets	$485,659	$449,001

PROPERTY, PLANT AND EQUIPMENT	142,892	142,082

DEFERRED INCOME TAXES	-	1,401

GOODWILL	149,603	149,967

INTANGIBLE ASSETS	137,100	159,181

OTHER ASSETS	13,397	10,613
	$928,651	$912,245

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$496	$3,245
Current portion of capital lease obligations	1,458	1,609
Accounts payable	96,213	112,151
Other accrued liabilities	88,690	99,358
Total current liabilities	$186,857	$216,363

LONG-TERM DEBT	324,777	358,890

CAPITAL LEASE OBLIGATIONS	5,796	6,851

DEFERRED INCOME TAXES	2,349	1,234

OTHER NONCURRENT LIABILITIES	18,040	6,528

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 68,998,069 and 68,523,419 shares outstanding, respectively	709	705
Additional paid-in capital	635,606	625,971
Accumulated deficit	(216,198)	(277,128)
Accumulated other comprehensive loss	(637)	(18)
Treasury stock at cost, 1,987,073 and 1,873,870 common shares, respectively	(28,648)	(27,151)
Total stockholders' equity	$390,832	$322,379
	$928,651	$912,245

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012

NET SALES	$1,863,315	$1,635,686	$1,461,854

COST OF SALES	1,630,681	1,420,563	1,298,031

Gross profit	$232,634	$215,123	$163,823

GENERAL AND ADMINISTRATIVE EXPENSES	61,694	58,666	44,751

SELLING EXPENSES	26,676	30,597	23,589

AMORTIZATION OF INTANGIBLES	21,878	21,786	10,590

ACQUISITION EXPENSES	-	883	14,409

Income from operations	$122,386	$103,191	$70,484

OTHER INCOME (EXPENSE):
Interest expense	(22,165)	(26,308)	(21,724)
Other, net	(1,759)	740	(97)

Income before income taxes	$98,462	$77,623	$48,663

INCOME TAX EXPENSE (BENEFIT)	37,532	31,094	(56,968)

Net income	$60,930	$46,529	$105,631

BASIC NET INCOME PER SHARE	$0.88	$0.67	$1.53

DILUTED NET INCOME PER SHARE	$0.85	$0.67	$1.53

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012

NET INCOME	$60,930	$46,529	$105,631

Other comprehensive (loss) income:
Foreign currency translation adjustment	(619)	(266)	248
Total other comprehensive (loss) income	(619)	(266)	248

COMPREHENSIVE INCOME	$60,311	$46,263	$105,879

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Total

BALANCES, December 31, 2011	68,165,668	$704	$601,482	$(429,288)	$-	$(26,552)	$146,346

Net income for the year	-	-	-	105,631	-	-	105,631
Foreign currency translation	-	-	-	-	248	-	248
Stock-based compensation	186,368	(3)	4,388	-	-	-	4,385
Stock repurchase	(54,534)	-	-	-	-	(564)	(564)
Equity component of convertible senior notes, net of taxes	-	-	12,328	-	-	-	12,328
Common stock issued in connection with: Stock option exercises	81,482	1	352	-	-	-	353

BALANCES, December 31, 2012	68,378,984	$702	$618,550	$(323,657)	$248	$(27,116)	$268,727

Net income for the year	-	-	-	46,529	-	-	46,529
Foreign currency translation	-	-	-	-	(266)	-	(266)
Stock-based compensation	62,183	-	6,822	-	-	-	6,822
Stock repurchase	(3,665)	-	-	-	-	(35)	(35)
Common stock issued in connection with: Stock option exercises	85,917	3	599	-	-	-	602

BALANCES, December 31, 2013	68,523,419	$705	$625,971	$(277,128)	$(18)	$(27,151)	$322,379

Net income for the year	-	-	-	60,930	-	-	60,930
Foreign currency translation	-	-	-	-	(619)	-	(619)
Stock-based compensation	392,470	4	7,714	-	-	-	7,718
Stock repurchase	(113,203)	-	-	-	-	(1,497)	(1,497)
Common stock issued in connection with: Stock option exercises	195,383	-	1,921	-	-	-	1,921

BALANCES, December 31, 2014	68,998,069	$709	$635,606	$(216,198)	$(637)	$(28,648)	$390,832

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012

Cash flows from operating activities
Net income	$60,930	$46,529	$105,631
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	16,951	16,550	14,975
Amortization of intangibles	21,878	21,786	10,590
Net loss on sale of property, plant and equipment	13	140	203
Loss on debt extinguishment	1,042	1,889	-
Deferred income taxes	16,573	30,089	(57,283)
Stock-based compensation	7,833	7,480	5,149
Accretion of debt discount	4,840	4,643	2,972
Changes in operating assets and liabilities
Accounts receivable	(14,848)	(23,691)	1,180
Inventories	3,116	6,260	41,696
Prepaid expenses and other	(571)	(3,893)	736
Accounts payable and accrued liabilities	(26,787)	18,082	(46,786)
Other, net	1,665	2,805	(3,046)
Net cash provided by operating activities	$92,635	$128,669	$76,017

Cash flows from investing activities
Capital expenditures	(19,957)	(18,352)	(14,916)
Acquisitions, net of cash acquired	-	(15,985)	(364,012)
Proceeds from sale of property, plant and equipment	87	305	607
Other	4,113	2,500	(2,500)
Net cash used in investing activities	$(15,757)	$(31,532)	$(380,821)

Cash flows from financing activities
Proceeds from exercise of stock options	1,921	600	354
Borrowings under revolving credit facilities	806	1,166	206,015
Payments under revolving credit facilities	(806)	(1,166)	(271,015)
Principal payments under capital lease obligations	(1,898)	(1,700)	(1,629)
Proceeds from issuance of convertible senior notes	-	-	145,500
Proceeds from issuance of term loan credit facility, net of issuance costs	-	-	292,500
Principal payments under term loan credit facility	(42,078)	(62,827)	(2,250)
Proceeds from issuance of industrial revenue bond	-	-	2,500
Principal payments under industrial revenue bond	(475)	(381)	-
Debt issuance costs paid	-	(981)	(5,134)
Stock repurchase	(1,497)	(35)	(564)
Proceeds from issuance of common stock, net of expenses	-	-	-
Net cash (used in) provided by financing activities	$(44,027)	$(65,324)	$366,277

Net increase in cash and cash equivalents	$32,851	$31,813	$61,473
Cash and cash equivalents at beginning of year	113,262	81,449	19,976
Cash and cash equivalents at end of year	$146,113	$113,262	$81,449

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$16,136	$20,913	$16,050
Income taxes	$20,220	$941	$594

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

Wabash National Corporation (the “Company”) designs, manufactures and markets standard and customized truck and tank trailers, intermodal equipment and transportation related products under the Wabash®, Wabash National®, DuraPlate®, DuraPlate HD®, DuraPlate® XD-35®, DuraPlate AeroSkirt®, ArcticLite®, FreightPro®, RoadRailer®, TrustLock Plus®, Transcraft®, Eagle®, Eagle II®, D-Eagle®, Benson®, Walker Transport, Walker Stainless Equipment, Walker Defense Group, Walker Barrier Systems, Walker Engineered Products, Brenner→ Tank, Garsite, Progress Tank, TST®, Bulk Tank International, Extract Technology®, and Beall® brand name or trademarks. The Company’s wholly-owned subsidiaries, Wabash National Trailer Centers, Inc. and Brenner Tank Services, LLC, sell new and used trailers through its retail network and provides aftermarket parts and service for the Company’s and competitors’ trailers and related equipment.

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

d.	Used Trailer Trade Commitments and Residual Value Guarantees

The Company has commitments with certain customers to accept used trailers on trade for new trailer purchases. These commitments arise in the normal course of business related to future new trailer orders at the time a new trailer order is placed by the customer. The Company acquired used trailers on trade of approximately $26.8 million, $26.2 million and $19.5 million in 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, the Company had approximately $10.0 million and $15.6 million, respectively, of outstanding trade commitments. On occasion, the amount of the trade allowance provided for in the used trailer commitments, or cost, may exceed the net realizable value of the underlying used trailer. In these instances, the Company’s policy is to recognize the loss related to these commitments at the time the new trailer revenue is recognized. Net realizable value of used trailers is measured considering market sales data for comparable types of trailers. The net realizable value of the used trailers subject to the remaining outstanding trade commitments was estimated by the Company to be approximately $10.0 million and $15.3 million as of December 31, 2014 and 2013, respectively.

e.	Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity of three months or less at the time of purchase.

f.	Accounts Receivable

Accounts receivable are shown net of allowance for doubtful accounts and primarily include trade receivables. The Company records and maintains a provision for doubtful accounts for customers based upon a variety of factors including the Company’s historical collection experience, the length of time the account has been outstanding and the financial condition of the customer. If the circumstances related to specific customers were to change, the Company’s estimates with respect to the collectability of the related accounts could be further adjusted. The Company’s policy is to write-off receivables when they are determined to be uncollectible. Provisions to the allowance for doubtful accounts are charged to both General and Administrative Expenses and Selling Expenses in the Consolidated Statements of Operations. The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of year	$2,058	$858	$1,233
Provision	178	908	(153)
Write-offs, net of recoveries	(1,189)	292	(222)
Balance at end of year	$1,047	$2,058	$858

g.	Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured inventory includes raw material, labor and overhead. Inventories consist of the following (in thousands):

	December 31,
	2014	2013
Raw materials and components	$63,847	$54,699
Work in progress	23,145	20,749
Finished goods	68,923	82,673
Aftermarket parts	8,446	10,389
Used trailers	12,783	15,663
	$177,144	$184,173

h.	Prepaid Expenses and Other

Prepaid expenses and other as of December 31, 2014 and 2013 were $10.2 million and $9.6 million, respectively. Prepaid expenses and other primarily includes items such as insurance premiums, maintenance agreements and other receivables. Insurance premiums and maintenance agreements are charged to expense over the contractual life, which is generally one year or less. Other receivables primarily consist of costs in excess of billings on long-term contracts for which the Company recognizes revenue on a percentage of completion basis.

i.	Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Maintenance and repairs are charged to expense as incurred, while expenditures that extend the useful life of an asset are capitalized. Depreciation is recorded using the straight-line method over the estimated useful lives of the depreciable assets. The estimated useful lives are up to 33 years for buildings and building improvements and range from three to ten years for machinery and equipment. Depreciation expense, which is recorded in Cost of Sales and General and Administrative Expenses in the Consolidated Statements of Operations, as appropriate, on property, plant and equipment was $16.5 million, $15.7 million and $12.7 million in 2014, 2013 and 2012, respectively, and includes amortization of assets recorded in connection with the Company’s capital lease agreements. In connection with the purchase of certain assets of Beall in February 2013, the Company entered into a separate ten-year capital lease agreement for Beall’s manufacturing facility in Portland, Oregon, with an obligation totaling $4.3 million. As of December 31, 2014 and 2013, the assets related to the Company’s capital lease agreements are recorded within Property, Plant and Equipment in the Consolidated Balance Sheet for the amount of $10.2 million and $10.9 million, respectively, net of accumulated depreciation of $3.7 million and $2.4 million, respectively.

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2014	2013
Land	$25,982	$26,398
Buildings and building improvements	115,856	112,208
Machinery and equipment	210,488	200,567
Construction in progress	10,518	9,543
	$362,844	$348,716
Less: accumulated depreciation	(219,952)	(206,634)
	$142,892	$142,082

j.	Intangible Assets

As of December 31, 2014, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Tradenames and trademarks	20 years	$39,222	$(8,252)	$30,970
Customer relationships	10 years	151,839	(58,534)	93,305
Technology	12 years	16,517	(3,692)	12,825
Total	12 years	$207,578	$(70,478)	$137,100

As of December 31, 2013, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Tradenames and trademarks	20 years	$39,222	$(6,291)	$32,931
Customer relationships	10 years	152,109	(40,112)	111,997
Technology	12 years	16,517	(2,264)	14,253
Total	12 years	$207,848	$(48,667)	$159,181

Intangible asset amortization expense was $21.9 million, $21.8 million and $10.6 million for 2014, 2013 and 2012, respectively. Annual intangible asset amortization expense for the next 5 fiscal years is estimated to be $21.3 million in 2015; $20.1 million in 2016; $16.9 million in 2017; $15.5 million in 2018 and $14.6 million in 2019.

k.	Goodwill

The changes in the carrying amounts of goodwill, all of which is included in the Company’s Diversified Products segment as of December 31, 2014, except for approximately $9.9 million allocated to the Company’s Retail segment, for the years ended December 31, 2014 and 2013 were as follows (in thousands):

Balance as of December 31, 2012	$146,444

Goodwill acquired	1,784
Walker acquisition adjustment	2,054
Effects of foreign currency	(315)

Balance as of December 31, 2013	$149,967

Goodwill disposed	(500)
Effects of foreign currency	136

Balance as of December 31, 2014	$149,603

Goodwill represents the excess purchase price over fair value of the net assets acquired. The Company reviews goodwill for impairment, at the reporting unit level, annually on October 1 and whenever events or changes in circumstances indicate its carrying value may not be recoverable. In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is reviewed for impairment utilizing either a qualitative assessment or a two-step quantitative process. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.

For reporting units in which the Company performs a quantitative analysis, the first step compares the carrying value, including goodwill, of each reporting unit with its estimated fair value. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is greater than the fair value, this suggests that an impairment may exist and a second step is required in which the implied fair value of goodwill is calculated as the excess of the fair value of the reporting unit over the fair values assigned to its assets and liabilities. If this implied fair value is less than the carrying value, the difference is recognized as an impairment loss charged to the reporting unit. In assessing goodwill using this quantitative approach, the Company establishes fair value for the purpose of impairment testing by averaging the fair value using an income and market approach. The income approach employs a discounted cash flow model incorporating similar pricing concepts used to calculate fair value in an acquisition due diligence process and a discount rate that takes into account the Company’s estimated average cost of capital. The market approach employs market multiples based on comparable publicly traded companies in similar industries as the reporting unit. Estimates of fair value are established using current and forward multiples adjusted for size and performance of the reporting unit relative to peer companies.

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

For 2014, the Company completed its goodwill impairment testing during the fourth quarter using the quantitative approach. For 2013 and 2012, the Company completed its testing using the qualitative assessment. Based on the testing performed in each of these years, the Company believes it is more likely than not that the fair value of its reporting units are greater than their carrying amount. As such, no impairment of goodwill was recognized in 2014, 2013 or 2012. Furthermore, in 2014, the Company’s Retail reporting unit recognized a partial disposal of goodwill in the amount of $0.5 million resulting from the transitioning of three Retail branch locations to independent dealer facilities during the second quarter of 2014.

l.	Other Assets

The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized software is amortized using the straight-line method over three to seven years. As of December 31, 2014 and 2013, the Company had software costs, net of amortization, of $2.2 million and $0.2 million, respectively. Amortization expense for 2014, 2013 and 2012 was $0.5 million, $0.7 million and $2.3 million, respectively.

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

n.	Other Accrued Liabilities

The following table presents the major components of Other Accrued Liabilities (in thousands):

	December 31,
	2014	2013
Payroll and related taxes	$30,362	$29,399
Customer deposits	21,680	30,730
Warranty	15,462	14,719
Accrued taxes	8,371	8,520
Self-insurance	7,543	9,419
All other	5,272	6,571
	$88,690	$99,358

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2014	2013
Balance as of January 1	$14,719	$14,886
Provision for warranties issued in current year	7,058	6,269
Recovery of pre-existing warranties	(296)	(779)
Payments	(6,019)	(5,657)
Balance as of December 31	$15,462	$14,719

The Company offers a limited warranty for its products with a coverage period that ranges between one and five years, except that the coverage period for DuraPlate® trailer panels beginning with those panels manufactured in 2005 or after is ten years. The Company passes through component manufacturers’ warranties to our customers. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.

The following table presents the changes in the self-insurance accrual included in Other Accrued Liabilities (in thousands):

Self-Insurance Accrual
Balance as of January 1, 2013	$7,711
Expense	38,467
Payments	(36,759)
Balance as of December 31, 2013	$9,419
Expense	35,555
Payments	(37,431)
Balance as of December 31, 2014	$7,543

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

Research and development expenses are charged to earnings as incurred and were $1.7 million, $2.2 million and $1.7 million in 2014, 2013 and 2012, respectively.

r.	New Accounting Pronouncements

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2017 using one of two retrospective application methods. The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its financial statements and related disclosures and has not yet decided on a transition method.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The standard allows for either a full retrospective or modified retrospective transition method. The Company does not expect this standard to have a material impact on the Company’s financial statements upon adoption.

3.	ACQUISITIONS

Assets of Beall Corporation

On February 4, 2013, the Company completed the acquisition of certain assets of the tank and trailer business of Beall Corporation, a Portland, Oregon-based manufacturer of aluminum tank trailers and related equipment (“Beall”). Beall Corporation began Chapter 11 reorganization proceedings in September of 2012, followed by a bankruptcy-court approved auction of its assets in December. The Company was the winning bidder for certain assets of Beall’s tank and trailer business, including equipment, inventory, certain product designs, intellectual property and other related assets. The aggregate consideration paid by the Company for the acquired assets and the assumed liabilities was $13.9 million and was allocated to the opening balance sheet as follows (in thousands):

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
	$8,860

Goodwill of $1.8 million was recorded as a result of the Beall asset purchase. Goodwill is comprised of operational synergies that are expected to be realized in both the short and long-term and the opportunity to complement our existing Diversified Products segment through product line expansion and geographic growth. The Company expects the amount recorded as goodwill to be fully deductible for tax purposes.

In connection with the purchase of certain assets of Beall, the Company entered into a separate ten year capital lease agreement for Beall’s manufacturing facility in Portland, Oregon, with payments totaling approximately $4.7 million for such ten year period.

Walker Group Holdings LLC

On May 8, 2012, the Company completed the acquisition (the “Walker Acquisition”) of all the equity interests of Walker Group Holdings LLC (“Walker”) from Walker Group Resources LLC, the parent of Walker (“Seller”), pursuant to the Purchase and Sale Agreement, dated March 26, 2012, by and among the Company, Walker and Seller (the “Purchase and Sale Agreement”). The aggregate consideration paid by the Company for the Walker Acquisition was $377.0 million in cash. The amount of working capital acquired at the date of acquisition, previously in dispute between the Company and the Seller, was resolved during the second quarter of 2013 and the outcome required the Company to make an additional payment of $2.1 million, which was recorded to Goodwill. The Company financed the Walker Acquisition and related fees and expenses using the proceeds from the Company’s offering of 3.375% Convertible Senior Notes due 2018 and the Company’s borrowings under the Term Loan Credit Agreement (as described in further detail in Note 6).

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

The results of Walker are included in the Consolidated Statements of Operations from the date of acquisition. Net sales and income before income taxes attributable to Walker for the year ended December 31, 2012 was $270.1 million and $34.4 million, respectively.

The following unaudited pro forma information is shown below as if the acquisition of Walker had been completed as of the beginning of the earliest period presented (in thousands, except per share amounts):

Twelve Months Ended
December 31, 2012
Sales	$1,597,920
Operating income	$98,019
Net income	$123,030
Basic net income per share	$1.79
Diluted net income per share	$1.78

The information presented above is for informational purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at January 1, 2012, nor is it necessarily indicative of future operating results of the combined companies under the ownership and management of the Company.

The Company incurred various costs related to both the Walker Acquisition and the purchase of certain assets of Beall including fees paid to an investment banker for acquisition services and the related bridge financing commitment, as well as professional fees for diligence, legal and accounting services. These costs totaled $0.9 million and $14.4 million in 2013 and 2012, respectively, and have been recorded as Acquisition Expenses in the Consolidated Statements of Operations.

4.	PER SHARE OF COMMON STOCK

Per share results have been calculated based on the average number of common shares outstanding. The calculation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2014	2013	2012
Basic net income per share
Net income applicable to common stockholders	$60,930	$46,529	$105,631
Undistributed earnings allocated to participating securities	(481)	(457)	(904)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$60,449	$46,072	$104,727
Weighted average common shares outstanding	68,895	68,460	68,325
Basic net income per share	$0.88	$0.67	$1.53

Diluted net income per share:
Net income applicable to common stockholders	$60,930	$46,529	$105,631
Undistributed earnings allocated to participating securities	(481)	(457)	(904)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$60,449	$46,072	$104,727

Weighted average common shares outstanding	68,895	68,460	68,325
Dilutive shares from assumed conversion of convertible senior notes	1,354	63	-
Dilutive stock options and restricted stock	814	558	239
Diluted weighted average common shares outstanding	71,063	69,081	68,564
Diluted net income per share	$0.85	$0.67	$1.53

Average diluted shares outstanding for the periods ended December 31, 2014, 2013 and 2012 exclude options to purchase common shares totaling 581, 1,121 and 1,676, respectively, because the exercise prices were greater than the average market price of the common shares. In addition, for 2012 the calculation of diluted net income per share excludes the impact of the Company’s Notes as the average stock price of the Company’s common stock for that period was below the initial conversion price of approximately $11.70 per share.

5.	LEASE ARRANGEMENTS

The Company leases office space, manufacturing, warehouse and service facilities and equipment for varying periods under both operating and capital lease agreements. Future minimum lease payments required under these lease commitments as of December 31, 2014 are as follows (in thousands):

	Capital Leases	Operating Leases
2015	1,728	2,422
2016	1,416	1,948
2017	1,071	1,312
2018	926	834
2019	834	523
Thereafter	2,172	115
Total minimum lease payments	$8,147	$7,154
Interest	(893)
Present value of net minimum lease payments	$7,254

Total rental expense was $5.8 million, $4.6 million and $3.6 million for 2014, 2013 and 2012, respectively. As of December 31, 2014 the total minimum rentals to be received in future periods under these lease commitments was less than $0.1 million.

6.	DEBT

Long-term debt consists of the following (in thousands):

	December 31,
	2014	2013
Convertible senior notes	$150,000	$150,000
Term loan credit agreement	192,845	234,923
Industrial revenue bond	1,645	2,119
	$344,490	$387,042
Less: unamortized discount	(19,217)	(24,907)
Less: current portion	(496)	(3,245)
	$324,777	$358,890

Maturities of long-term debt for the five years succeeding December 31, 2014 and thereafter are as follows (in thousands):

2015	496
2016	517
2017	539
2018	150,093
2019	192,845
Maturities of long-term debt	$344,490

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

The Notes are convertible by their holders into cash, shares of the Company’s common stock or any combination thereof at the Company’s election, at an initial conversion rate of 85.4372 shares of the Company’s common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events as described in the indenture for the Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date. As of December 31, 2014, the Notes were not convertible based on the above criteria. If the Notes were converted as of December 31, 2014, the if-converted value would exceed the principal amount by approximately $8 million.

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

The Company applies the treasury stock method in calculating the dilutive impact of the Notes. For the year ended December 31, 2014, the Notes had a dilutive impact.

The following table summarizes information about the equity and liability components of the Notes (dollars in thousands). The fair value of the notes outstanding were measured based on quoted market prices.

	December 31,
	2014	2013
Principal amount of convertible notes outstanding	$150,000	$150,000
Unamortized discount of liability component	(15,399)	(19,372)
Net carrying amount of liability component	134,601	130,628
Less: current portion	-	-
Long-term debt	$134,601	$130,628
Carrying value of equity component, net of issuance costs	$20,993	$20,993
Remaining amortization period of discount on the liability component	3.3 years	4.3 years

Contractual coupon interest expense and accretion of discount on the liability component for the Note for the years ended December 31, 2014 and 2013 were as follow (in thousands):

	Years Ended December 31,
	2014	2013	2012
Contractual coupon interest expense	$5,063	$5,063	$3,488
Accretion of discount on the liability component	$3,973	$3,710	$2,411

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

As of December 31, 2014 and 2013, the Company had no outstanding borrowings under the Amended and Restated Revolving Credit Agreement and was in compliance with all covenants. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the revolving credit facility, amounted to $289.9 million as of December 31, 2014.

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

In April 2013, the Company entered into Amendment No.1 to Credit Agreement (the “Amendment”), which became effective on May 9, 2013 and amended the Term Loan Credit Agreement. As of the Amendment date, there was approximately $297.0 million of term loans outstanding under the Term Loan Credit Agreement (the “Initial Loans”), of which the Company prepaid $20.0 million in connection with the Amendment. Under the Amendment, the lenders agreed to provide to the Company term loans in an aggregate principal amount of $277.0 million, which were exchanged for and used to refinance the Initial Loans (the “Tranche B-1 Loans”). The Tranche B-1 Loans mature on May 8, 2019, but provide for an accelerated maturity in the event the Company’s outstanding 3.375% Convertible Senior Notes due 2018 are not converted, redeemed, repurchased or refinanced in full on or before the date that is 91 days prior to the maturity date thereof. The Tranche B-1 Loans shall amortize in equal quarterly installments in aggregate amounts equal to 0.25% of the Tranche B-1 Loan amount, with the balance payable at maturity, and will bear interest at a rate, at the Company’s election, equal to (i) LIBOR (subject to a floor of 1.00%) plus a margin of 3.50% or (ii) a base rate plus a margin of 2.50%. As of December 31, 2014, the interest rate under the Term Loan Credit Agreement was 4.5%.

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

As of December 31, 2014, the Company’s senior secured leverage ratio was 0.3:1.0, and was in compliance with all covenants under the Amendment.

For the years ended December 31, 2014, 2013 and 2012, under the Term Loan Credit Agreement the Company paid interest of $10.0 million, $14.9 million, and $10.9 million, respectively, and principal of $42.1 million and $62.8 million during 2014 and 2013, respectively. As of December 31, 2014, the Company had $192.8 million outstanding under the Term Loan Credit Agreement, all of which was classified as long-term debt on the Company’s Consolidated Balance Sheet as a result of the Company’s election to apply a voluntary principal payment in September 2014 in a manner that fulfilled the Company’s obligation to pay the future mandatory quarterly amortization installments required by the Term Loan Credit Agreement. In connection with the closing of the Term Loan Credit Agreement in May 2012 and the Amendment in April 2013, the Company paid a total of $8.5 million in original issuance discount fees which are being amortized over the life of the facility using the effective interest rate method.

For the years ended December 31, 2014, 2013 and 2012, the Company charged $0.9 million, $0.9 million and $0.6 million, respectively, of amortization for original issuance discount fees as Interest Expense in the Consolidated Statements of Operations. In addition, for the years ended December 31, 2014 and 2013, the Company charged $0.9 million and $1.4 million, respectively, of accelerated amortization in connection with its voluntary principal payments as Other, net in the Consolidated Statements of Operations

Other Debt Facilities

In November 2012, the Company entered into a loan agreement with GE Government Finance, Inc. as lender and the County of Trigg, Kentucky as issuer for a $2.5 million Industrial Revenue Bond. The funds received were used to purchase the equipment needed for the expansion of the Company’s Cadiz, Kentucky facility. The loan bears interest at a rate of 4.25% and matures in March 2018. As of December 31, 2014, the Company had $1.6 million outstanding of which $0.5 million was classified as current on our Consolidated Balance Sheet.

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

The investments purchased by the Company (asset) as of December 31, 2014, include mutual funds, $0.4 million of which are classified as Level 1, and life-insurance contracts valued based on the performance of underlying mutual funds, $7.4 million of which are classified as Level 2, as compared to $0.5 million and $5.1 million for mutual funds and life insurance contracts at December 31, 2013, respectively.

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

Estimated Fair Value of Debt

The estimated fair value of long-term debt at December 31, 2014 consists primarily of the Company’s Notes and borrowings under its Term Loan Credit Agreement, as amended (see Note 6). The fair value of the Notes, the Term Loan Credit Agreement, as amended, and the revolving credit facility are based upon third party pricing sources, which generally does not represent daily market activity, nor does it represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the revolving credit facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings. All other debt and capital lease obligations approximate their fair value as determined by discounted cash flows and are classified as Level 3.

The Company’s carrying and estimated fair value of debt, at December 31, 2014 and 2013 were as follows:

	December 31, 2014				December 31, 2013
	Carrying	Fair Value			Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Instrument
Convertible senior notes	$134,601	$-	$188,490	$-	$130,628	$-	$197,718	$-
Term loan credit agreement	189,027	-	192,845	-	229,388	-	236,684	-
Industrial revenue bond	1,645	-	-	1,645	2,119	-	-	2,119
Capital lease obligations	7,254	-	-	7,254	8,460	-	-	8,460
	$332,527	$-	$381,335	$8,899	$370,595	$-	$434,402	$10,579

8.	STOCKHOLDERS’ EQUITY

a.	Common and Preferred Stock

On December 18, 2014, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $60 million of its common stock over a two year period ending on December 31, 2016. Stock repurchases under this program may be made in open market or in private transactions at times and in amounts that management deems appropriate. As of December 31, 2014, no stock repurchases have been made under the program.

The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.

The Company has a series of 300,000 shares of preferred stock designated as Series D Junior Participating Preferred Stock, par value $0.01 per share. As of December 31, 2014 and 2013, the Company had no Series D Junior Participating shares issued or outstanding.

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

The Company recognizes all share-based awards to eligible employees based upon their fair value. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. Total stock-based compensation expense was $7.8 million, $7.5 million and $5.1 million in 2014, 2013 and 2012, respectively. The amount of compensation costs related to nonvested stock options and restricted stock not yet recognized was $8.4 million at December 31, 2014, for which the weighted average remaining life was 1.7 years.

Stock Options

Stock options are awarded with an exercise price equal to the market price of the underlying stock on the date of grant, become fully exercisable three years after the date of grant and expire ten years after the date of grant. The fair value of stock option awards is estimated on the date of grant using a binomial option-pricing model that uses the assumptions noted in the following table:

Valuation Assumptions	2014	2013	2012
Risk-free interest rate	2.73%	2.02%	1.99%
Expected volatility	72.0%	75.3%	78.8%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term	5 yrs.	5 yrs.	5 yrs.

The expected volatility is based upon the Company’s historical experience. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate utilized for periods throughout the contractual life of the options are based on U.S. Treasury security yields at the time of grant.

A summary of all stock option activity during 2014 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)
Options Outstanding at December 31, 2013	1,999,688	$11.57	6.0	$4.4
Granted	200,720	$13.32
Exercised	(195,383)	$9.83		$0.7
Forfeited	(20,549)	$10.46
Expired	(75,020)	$22.70
Options Outstanding at December 31, 2014	1,909,456	$11.79	5.5	$3.3

Options Exercisable at December 31, 2014	1,360,693	$12.01	4.4	$2.5

During 2014, 2013 and 2012, the Company granted 200,720, 361,220, and 487,950 stock options with aggregate fair values on the date of grant of $1.7 million, $2.2 million and $3.4 million, respectively. The weighted average estimated fair value of the stock options granted in 2014, 2013 and 2012 were $8.34, $6.13 and $6.94 per stock option, respectively. The total intrinsic value of stock options exercised during 2014, 2013 and 2012 was $0.7 million, $0.3 million and $0.3 million, respectively.

Restricted Stock

Restricted stock awards vest over a period of one to three years and may be based on the achievement of specific financial performance metrics. These shares are valued at the market price on the date of grant, are forfeitable in the event of terminated employment prior to vesting and could include the right to vote and receive dividends.

A summary of all restricted stock activity during 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Outstanding at December 31, 2013	1,146,931	$10.06
Granted	572,052	$13.84
Vested	(392,470)	$10.19
Forfeited	(37,744)	$10.07
Restricted Stock Outstanding at December 31, 2014	1,288,769	$11.70

During 2014, 2013 and 2012, the Company granted 572,052, 521,181 and 404,250 shares of restricted stock, respectively, with aggregate fair values on the date of grant of $7.9 million, $5.0 million and $4.0 million, respectively. The total fair value of restricted stock that vested during 2014, 2013 and 2012 was $5.2 million, $0.6 million and $1.9 million, respectively.

Cash-Settled Performance Units and Stock Appreciation Rights

In March 2010, the Company awarded eligible employees 326,250 cash-settled stock appreciation rights and 434,661 cash-settled performance units. The stock appreciation rights vested in March 2013 and provided each participant with the right to receive payment in cash representing the appreciation in the market value of the Company’s common stock from the grant date to the award’s vesting date. The per share exercise price of a stock appreciation right is equal to the closing market price of the Company’s stock on the date of grant. As of December 31, 2013, all stock appreciation rights awarded by the Company were fully vested. The total fair value of cash-settled stock appreciation rights that vested in 2013 was $0.8 million. The performance units vested in March 2013 and provided each participant with the right to receive payments in cash for the lesser of the market value of the Company’s stock on the date of grant or the vesting date. As of December 31, 2013, all cash-settled performance units awarded by the Company were fully vested. The total fair value of cash-settled performance units that vested in 2013 was $3.0 million. The number of performance units actually awarded to eligible employees was based on the achievement of specific financial performance metrics.

10.	EMPLOYEE SAVINGS PLANS

Substantially all of the Company’s employees are eligible to participate in a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company also provides a non-qualified defined contribution plan for senior management and certain key employees. Both plans provide for the Company to match, in cash, a percentage of each employee’s contributions up to certain limits. The Company’s matching contribution and related expense for these plans was approximately $5.3 million, $4.4 million, and $3.1 million for 2014, 2013, and 2012, respectively.

11.	INCOME TAXES

a.	Income Before Income Taxes

The consolidated income before income taxes for 2014, 2013 and 2012 consists of the following (in thousands):

	2014	2013	2012
Domestic	$98,246	$77,465	$48,533
Foreign	216	158	130
Total income before income taxes	$98,462	$77,623	$48,663

b.	Income Tax Expense

The consolidated income tax expense for 2014, 2013 and 2012 consists of the following components (in thousands):

	2014	2013	2012
Current
Federal	$19,036	$197	$-
State	1,805	717	174
Foreign	118	130	141
	$20,959	$1,044	$315
Deferred
Federal	$12,913	$26,753	$(46,378)
State	3,778	3,412	(10,871)
Foreign	(118)	(115)	(34)
	$16,573	$30,050	$(57,283)
Total consolidated expense (benefit)	$37,532	$31,094	$(56,968)

The Company’s following table provides a reconciliation of differences from the U.S. Federal statutory rate of 35% as follows (in thousands):

	2014	2013	2012
Pretax book income	$98,462	$77,623	$48,663

Federal tax expense at 35% statutory rate	34,462	27,168	17,032
State and local income taxes	4,808	3,870	2,619
Foreign tax rate differential	(206)	(41)	(14)
Benefit of domestic production deduction	(2,010)	-	-
Reversal of income tax valuation allowance against net deferred tax assets	-	-	(59,887)
Utilization of valuation allowance for net operating losses and credit carrryforwards - U.S. and states	(132)	-	(19,528)
Other	610	97	2,810
Total income tax expense (benefit)	$37,532	$31,094	$(56,968)

c.	Deferred Taxes

The Company’s deferred income taxes are primarily due to temporary differences between financial and income tax reporting for the depreciation of property, plant and equipment, amortization of intangibles, compensation adjustments, inventory adjustments, other accrued liabilities and tax credits and losses carried forward.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2012, the Company utilized previously recognized net valuation allowances primarily due to accumulation of pretax income. Companies are required to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, both positive and negative, using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.

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

By the end of 2012, management concluded that profitability in recent years and a business outlook showing continued profitability combined with a lengthy operating loss carryforward period, provided assurance that the future tax benefits more likely than not will be realized. Accordingly, during the fourth quarter of 2012, the Company released $59.9 million of valuation allowance against its net deferred tax assets, resulting in a benefit in the provision for income taxes. As of December 31, 2014 and 2013, the Company retained a valuation allowance of $1.3 and $1.4 million, respectively, against deferred tax assets related to various state and local operating loss carryforwards that are subject to restrictive rules for future utilization.

As of December 31, 2014, the Company has no U.S. federal tax net operating loss carryforwards (“NOLs”). The Company has various multistate income tax net operating loss carryforwards, which have been recorded as a deferred income tax asset, of approximately $4 million, before valuation allowances. These net operating loss carryforwards will expire beginning in 2016, if unused.

The components of deferred tax assets and deferred tax liabilities as of December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Deferred tax assets
Tax credits and loss carryforwards	$2,550	$7,452
Accrued liabilities	6,882	6,964
Incentive compensation	17,171	16,621
Other	5,551	4,736
	$32,154	$35,773
Deferred tax liabilities
Property, plant and equipment	(2,858)	(295)
Intangibles	(5,565)	(4,993)
Prepaid assets	(638)	(690)
Convertible note discount	(5,117)	(6,585)
Other	(2,025)	(29)
	$(16,203)	$(12,592)

Net deferred tax asset before valuation allowances and reserves	$15,951	$23,181
Valuation allowances	(1,307)	(1,438)
Net deferred tax asset	$14,644	$21,743

d.	Tax Reserves

The Company’s policy with respect to interest and penalties associated with reserves or allowances for uncertain tax positions is to classify such interest and penalties in income tax expense in the Statements of Operations. As of December 31, 2014 and 2013, the total amount of unrecognized income tax benefits was approximately $11.0 million for each period, respectively, all of which, if recognized, would impact the effective income tax rate of the Company. As of December 31, 2014 and 2013, the Company had recorded a total of $0.3 and $0.4 million for each period respectively of accrued interest and penalties related to uncertain tax positions. The Company foresees no significant changes to the facts and circumstances underlying its reserves and allowances for uncertain income tax positions as reasonably possible during the next 12 months. As of December 31, 2014, the Company is subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2002 through 2014. The Company is also subject to unexpired statutes of limitation for Indiana state income taxes for the years 2002 through 2014.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands) and all balances as of December 31, 2014 are included in either Other Noncurrent Liabilities or Current Deferred Income Taxes in the Company’s Consolidated Balance Sheet:

Balance at January 1, 2013	$10,980

Decrease in prior year tax positions	(9)

Balance at December 31, 2013	$10,971

Decrease in prior year tax positions	(323)

Balance at December 31, 2014	$10,648

12.	COMMITMENTS AND CONTINGENCIES

a.	Litigation

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, and is periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations"). As of December 31, 2014, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

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

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil. On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damages amount is approximately R$26.7 million (Brazilian Reais), which is approximately $10.0 million U.S. dollars using current exchange rates and exclusive of any potentially court-imposed interest, fees or inflation adjustments (which are currently estimated at a maximum of approximately $58 million, at current exchange rates, but may change with the passage of time and/or the discretion of the court at the time of final judgment in this matter). Due, in part, to the amount and type of damages awarded by the Fourth Civil Court of Curitiba, Wabash immediately filed for clarification of the judgment. The Fourth Civil Court has issued its clarification of judgment, leaving the underlying decision unchanged and referring the parties to the State of Paraná Court of Appeals for any further appeal of the decision. As such, Wabash filed its notice of appeal with the Court of Appeals, as well as its initial appeal papers, on April 22, 2013. The Court of Appeals has the authority to re-hear all facts presented to the lower court, as well as to reconsider the legal questions presented in the case, and to render a new judgment in the case without regard to the lower court’s findings. Pending outcome of this appeal process, the judgment is not enforceable by the plaintiff. Any ruling from the Court of Appeals is not expected before the second half of 2015, and, accordingly, the judgment rendered by the lower court cannot be enforced prior to that time, and may be overturned or reduced as a result of this process. The Company believes that the claims asserted by BK are without merit and it intends to continue to vigorously defend its position. The Company has not recorded a charge with respect to this loss contingency as of December 31, 2014. Furthermore, at this time, the Company does not have sufficient information to predict the ultimate outcome of the case and is unable to reasonably estimate the amount of any possible loss or range of loss that it may be required to pay at the conclusion of the case. The Company will reassess the need for the recognition of a loss contingency upon official assignment of the case in the Court of Appeals, upon a decision to settle this case with the plaintiffs or an internal decision as to an amount that the Company would be willing to settle or upon the outcome of the appeals process.

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

Environmental Disputes

In August 2014, the Company was noticed as a potentially responsible party (“PRP”) by the South Carolina Department of Health and Environmental Control (“DHEC”) pertaining to the Philip Services Site located in Rock Hill, South Carolina pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and corresponding South Carolina statutes. PRPs include parties identified through manifest records as having contributed to deliveries of hazardous substances to the Philip Services Site between 1979 and 1999. The DHEC’s allegation that the Company was a PRP arises out of four manifest entries in 1989 under the name of a company unaffiliated with Wabash National (or any of its former or current subsidiaries) that purport to be delivering a de minimis amount of hazardous waste to the Philip Services Site “c/o Wabash National Corporation.” As such, the Philip Services Site PRP Group (“PRP Group”) notified Wabash in August 2014 that is was offering the Company the opportunity to resolve any liabilities associated with the Philip Services Site by entering into a Cash Out and Reopener Settlement Agreement (the “Settlement Agreement”) with the PRP Group, as well as a Consent Decree with the DHEC. The Company has accepted an offer from the PRP Group to enter into the Settlement Agreement and Consent Decree, while reserving its rights to contest its liability for any deliveries of hazardous materials to the Philips Services Site. The requested settlement payment is immaterial to the Company’s financial conditions or operations, and as a result, if the Settlement Agreement and Consent Decree are finalized, the agreement to become a party to them is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Bulk Tank International, S. de R.L. de C.V. (“Bulk”), one of the companies acquired in the Walker Acquisition, entered into agreements in 2011 with the Mexican federal environmental agency, PROFEPA, and the applicable state environmental agency, PROPAEG, pursuant to PROFEPA’s and PROPAEG’s respective environmental audit programs to resolve noncompliance with federal and state environmental laws at Bulk’s Guanajuato facility. Bulk completed all required corrective actions and received a Certification of Clean Industry from PROPAEG, and is seeking the same certification from PROFEPA, which the Company expects it will receive following the conclusion of a final audit process that occurred in December 2014. As a result, the Company does not expect that this matter will have a material adverse effect on its financial condition or results of operations.

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

In September 2003, the Company was noticed as a PRP by the EPA pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site (the “Superfund Site”) pursuant to CERCLA. The EPA’s allegation that the Company was a PRP arises out of the Company’s acquisition of a former branch facility located approximately five miles from the original Superfund Site. The Company acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002. In June 2010, the Company was contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that the Company contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010. The Company initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from the Company. If the settlement is approved by all parties, it will prevent any third party from successfully bringing claims against the Company for environmental contamination relating to this former branch property. The Company has been awaiting approval from the ADEQ since the settlement was first proposed in July 2010. Based on communications with the RID and ADEQ in December 2014, the Company does not expect to receive a response regarding the approval of the settlement from the ADEQ for, at least, several additional months. Based upon the Company’s limited period of ownership of the former branch property, and the fact that it no longer owns the former branch property, it does not anticipate that the ADEQ will reject the proposed settlement, but no assurance can be given at this time as to the ADEQ’s response to the settlement proposal. The proposed settlement terms have been accrued and did not have a material adverse effect on the Company’s financial condition or results of operations, and the Company believes that any ongoing proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

In January 2006, the Company received a letter from the North Carolina Department of Environment and Natural Resources indicating that a site that the Company formerly owned near Charlotte, North Carolina has been included on the state's October 2005 Inactive Hazardous Waste Sites Priority List. The letter states that the Company was being notified in fulfillment of the state's “statutory duty” to notify those who own and those who at present are known to be responsible for each Site on the Priority List. Following receipt of this notice, no action has ever been requested from the Company, and since 2006 the Company has not received any further communications regarding this matter from the state of North Carolina. The Company does not expect that this designation will have a material adverse effect on its financial condition or results of operations.

b.	Environmental Litigation Commitments and Contingencies

The Company generates and handles certain material, wastes and emissions in the normal course of operations that are subject to various and evolving federal, state and local environmental laws and regulations.

The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of December 31, 2014, in addition to a reserve of $0.2 million relating to the ADEQ proposed settlement discussed above, the Company had reserved estimated remediation costs of $0.6 million for activities at existing and former properties which are recorded within Other Accrued Liabilities in the Consolidated Balance Sheet.

c.	Letters of Credit

As of December 31, 2014, the Company had standby letters of credit totaling $6.2 million issued in connection with workers compensation claims and surety bonds.

d.	Purchase Commitments

The Company has $71.3 million in purchase commitments through December 2015 for various raw material commodities, including aluminum, steel, nickel and copper as well as other raw material components which are within normal production requirements.

13.	SEGMENTS AND RELATED INFORMATION

a.	Segment Reporting

The Company manages its business in three segments: Commercial Trailer Products, Diversified Products and Retail. The Commercial Trailer Products segment produces and sells new trailers to the Retail segment and to customers who purchase trailers directly from the Company or through independent dealers. The Diversified Products segment focuses on the Company’s commitment to expand its customer base, diversify its product offerings and revenues and extend its market leadership by leveraging its proprietary DuraPlate® panel technology, drawing on its core manufacturing expertise and making available products that are complementary to truck and tank trailers and transportation equipment. The Retail segment includes the sale of new and used trailers, as well as the sale of after-market parts and service, through its retail branch network. In the fourth quarter of 2014, the Company’s wood flooring production business that manufactures laminated hard wood oak products primarily for the van trailer business was reclassified from the Diversified Products segment to the Company’s Commercial Trailer Products segment due to a change in how that business is managed internally as managment intends to drive improvements in the synergies between these two businesses. Financial performances for each of the Company’s reporting segments have been restated to reflect these changes.

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

	Commercial	Diversified		Corporate and
	Trailer Products	Products	Retail	Eliminations	Consolidated
2014
Net sales
External customers	$1,221,040	$453,160	$189,115	$-	$1,863,315
Intersegment sales	73,124	13,078	965	(87,167)	$-
Total net sales	$1,294,164	$466,238	$190,080	$(87,167)	$1,863,315

Depreciation and amortization	11,332	23,806	2,061	1,630	38,829
Income (Loss) from operations	81,141	54,879	3,785	(17,419)	122,386
Reconciling items to net income
Interest expense					22,165
Other, net					1,759
Income tax expense					37,532
Net income					$60,930

2013
Net sales
External customers	$1,010,736	$444,804	$180,146	$-	$1,635,686
Intersegment sales	71,718	13,871	1,340	(86,929)	$-
Total net sales	$1,082,454	$458,675	$181,486	$(86,929)	$1,635,686

Depreciation and amortization	11,127	23,320	2,029	1,860	38,336
Income (Loss) from operations	57,543	59,126	2,885	(16,363)	103,191
Reconciling items to net income
Interest expense					26,308
Other, net					(740)
Income tax expense					31,094
Net income					$46,529

2012
Net sales
External customers	$995,164	$309,680	$157,010	$-	$1,461,854
Intersegment sales	69,427	11,577	635	(81,639)	$-
Total net sales	$1,064,591	$321,257	$157,645	$(81,639)	$1,461,854

Depreciation and amortization	11,658	10,385	710	2,812	25,565
Income (Loss) from operations	52,242	44,573	2,922	(29,253)	70,484
Reconciling items to net income
Interest expense					21,724
Other, net					97
Income tax benefit					(56,968)
Net income					$105,631

b.	Customer Concentration

The Company is subject to a concentration of risk as the five largest customers together accounted for approximately 20%, 17% and 23% of the Company’s aggregate net sales in 2014, 2013 and 2012, respectively. In addition, for each of the last three years there were no customers whose revenue individually represented 10% or more of our aggregate net sales. International sales, primarily to Canadian customers, accounted for less than 10% in each of the last three years.

c.	Product Information

The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Commercial	Diversified
Year ended December 31,	Trailer Products	Products	Retail	Consolidated
2014	$	$	$	$	%
New trailers	1,177,402	227,382	89,041	1,493,825	80.2
Used trailers	23,576	4,593	16,946	45,115	2.4
Components, parts and service	3,077	87,942	79,570	170,589	9.2
Equipment and other	16,985	133,243	3,558	153,786	8.2
Total net external sales	1,221,040	453,160	189,115	1,863,315	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
2013	$	$	$	$	%
New trailers	959,116	204,812	82,995	1,246,923	76.2
Used trailers	33,443	3,158	12,814	49,415	3.0
Components, parts and service	7,387	92,869	80,070	180,326	11.0
Equipment and other	10,790	143,965	4,267	159,022	9.8
Total net external sales	1,010,736	444,804	180,146	1,635,686	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
2012	$	$	$	$	%
New trailers	959,094	131,236	73,524	1,163,854	79.6
Used trailers	23,534	1,887	14,762	40,183	2.7
Components, parts and service	2,323	64,145	65,279	131,747	9.0
Equipment and other	10,213	112,412	3,445	126,070	8.7
Total net external sales	995,164	309,680	157,010	1,461,854	100.0

14.	CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal years 2014, 2013 and 2012 (dollars in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2014
Net sales	$358,120	$486,021	$491,697	$527,477
Gross profit	46,672	61,613	61,628	62,721
Net income	7,296	16,239	18,307	19,088
Basic net income per share	0.11	0.23	0.26	0.28
Diluted net income per share(3)	0.10	0.23	0.25	0.27
2013
Net sales	$324,229	$413,126	$439,977	$458,354
Gross profit	42,186	58,853	61,497	52,587
Net income(1)	5,735	14,135	16,236	10,423
Basic net income per share	0.08	0.20	0.24	0.15
Diluted net income per share(3)	0.08	0.20	0.23	0.15
2012
Net sales	$277,682	$362,408	$405,917	$415,847
Gross profit	19,729	39,681	50,074	54,339
Net income(1)(2)	5,064	1,942	18,441	80,184
Basic and diluted net income per share(3)	0.07	0.03	0.27	1.16

(1)	Net income includes pre-tax charges of $0.6 million, $0.2 million and less than $0.1 million for the first, second and third quarters of 2013, respectively, and $1.7 million, $13.6 million, $2.4 million and $0.5 million for the first, second, third and fourth quarters of 2012, respectively, in connection with acquisition related charges associated with the Company’s acquisition of Walker as well as the purchase of certain assets of Beall.
(2)	Net income for the fourth quarter of 2012 includes an income tax benefit of $59.0 million primarily related to the reversal of a U.S. valuation allowance against its deferred tax assets.
(3)	Basic and diluted net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may differ from annual net income per share due to rounding.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, including those procedures described below, we, including our Chief Executive Officer and our Chief Financial Officer, determined that those controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on this assessment, we have concluded that internal control over financial reporting is effective as of December 31, 2014.

Ernst & Young LLP, an Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2014, and its report on internal controls over financial reporting as of December 31, 2014 appears on the following page.

Richard J. Giromini	President and Chief Executive Officer
Jeffery L. Taylor	Senior Vice President and Chief Financial Officer

February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wabash National Corporation:

We have audited Wabash National Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Wabash National Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Wabash National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wabash National Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

February 27, 2015

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—EXECUTIVE OFFICERS OF THE REGISTRANT

The Company hereby incorporates by reference the information contained under the heading “Executive Officers of Wabash National Corporation” from Item 1 Part I of this Annual Report.

The Company hereby incorporates by reference the information contained under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” or “Election of Directors” from its definitive Proxy Statement to be delivered to stockholders of the Company in connection with the 2015 Annual Meeting of Stockholders to be held May 14, 2015.

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

ITEM 11—EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the information contained under the headings “Executive Compensation" and “Director Compensation” from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2015 Annual Meeting of Stockholders to be held May 14, 2015.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company hereby incorporates by reference the information contained under the headings "Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2015 Annual Meeting of Stockholders to be held on May 14, 2015.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company hereby incorporates by reference the information contained under the headings “Election of Directors” and “Related Persons Transactions Policy” from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2015 Annual Meeting of Stockholders to be held on May 14, 2015.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of this form and the audit committee’s pre-approval policies and procedures regarding the engagement of the principal accountant are incorporated herein by reference to the information contained under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” from the Company’s definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2015 Annual Meeting of Stockholders to be held on May 14, 2015.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements: The Company has included all required financial statements in Item 8 of this Form 10-K. The financial statement schedules have been omitted as they are not applicable or the required information is included in the Notes to the consolidated financial statements.

(b)	Exhibits: The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

2.01	Purchase and Sale Agreement by and among the Company, Walker Group Holdings LLC and Walker Group Holdings LLC dated as of March 26, 2012 (16)
3.01	Amended and Restated Certificate of Incorporation of the Company, as amended (13)
3.02	Certificate of Designations of Series D Junior Participating Preferred Stock (6)
3.03	Amended and Restated Bylaws of the Company, as amended (12)
4.01	Specimen Stock Certificate (1)
4.02	Rights Agreement between the Company and National City Bank as Rights Agent dated December 28, 2005 (7)
4.03	Amendment No. 1 to the Rights Agreement dated July 17, 2009 (11)
4.04	Indenture, dated April 23, 2012 between the Company and Wells Fargo Bank, National Association, as trustee (17)
4.05	Supplemental Indenture, dated April 23, 2012 between the Company and Wells Fargo Bank, National Association, as trustee (17)
10.01#	Executive Employment Agreement dated June 28, 2002 between the Company and Richard J. Giromini (2)
10.02	Asset Purchase Agreement dated July 22, 2003 (3)
10.03	Amendment No. 1 to the Asset Purchase Agreement dated September 19, 2003 (3)
10.04#	2004 Stock Incentive Plan (4)
10.05#	Corporate Plan for Retirement – Executive Plan (5)
10.06#	Amendment to Executive Employment Agreement dated January 1, 2007 between the Company and Richard J. Giromini (8)
10.07#	Form of Non-Qualified Stock Option Agreement under the 2007 Omnibus Incentive Plan (9)
10.08#	2007 Omnibus Incentive Plan, as amended (10)
10.09#	2011 Omnibus Incentive Plan (14)
10.10#	Change in Control Severance Pay Plan (15)
10.11	Amended and Restated Credit Agreement, dated May 8, 2012, by and among Wabash National Corporation, certain of its subsidiaries identified on the signature page thereto, Wells Fargo Capital Finance, LLC as joint lead arranger, joint bookrunner and administrative agent, RBS Citizens Business Capital, a division of RBS Citizens, N.A., as joint lead arranger, joint bookrunner and syndication agent, BMO Harris Bank, N.A., as documentation agent, and the other lenders and agents therein (18)
10.12	Amended and Restated General Continuing Guaranty, dated as of May 8, 2012, by each subsidiary of Wabash National Corporation party thereto in favor of Wells Fargo Capital Finance, LLC, as administrative agent for the secured parties under the Amended and Restated Credit Agreement, dated May 8, 2012 (18)
10.13	Credit Agreement dated as of May 8, 2012, among the Wabash National Corporation, the several lender from time to time party thereto Morgan Stanley Senior Funding, Inc., as administrative agent, joint lead arranger and joint bookrunner, and Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunner (18)
10.14	General Continuing Guarantee, dated as of May 8, 2012, by each subsidiary of Wabash National Corporation party thereto in favor of Morgan Stanley Senior Funding, Inc., as administrative agent for the secured parties under the Credit Agreement, dated May 8, 2012 (18)
21.01	List of Significant Subsidiaries (19)
23.01	Consent of Ernst & Young LLP (19)
31.01	Certification of Principal Executive Officer (19)
31.02	Certification of Principal Financial Officer (19)
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (19)
101	Interactive Data File Pursuant to Rule 405 of Regulation S-T
91

#	Management contract or compensatory plan
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to the Registrant’s registration statement on Form S-3 (Registration No. 333-27317) filed on May 16, 1997
(2)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (File No. 1-10883)
(3)	Incorporated by reference to the Registrant’s Form 8-K filed on September 29, 2003 (File No. 1-10883)
(4)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 1-10883)
(5)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2005 (File No. 1-10883)
(6)	Incorporated by reference to the Registrant’s Form 8-K filed on December 28, 2005 (File No. 1-10883)
(7)	Incorporated by reference to the Registrant’s registration statement on Form 8-A12B filed on December 28, 2005 (File No. 1-10883)
(8)	Incorporated by reference to the Registrant’s Form 8-K filed on January 8, 2007 (File No. 1-10883)
(9)	Incorporated by reference to the Registrant’s Form 8-K filed on May 24, 2007 (File No. 1-10883)
(10)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2007 (File No. 1-10883)
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on July 20, 2009 (File No. 1-10883)
(12)	Incorporated by reference to the Registrant’s Form 8-K filed on August 4, 2009 (File No. 1-10883)
(13)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2011 (File No. 1-10883)
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on May 25, 2011 (File No. 1-10883)
(15)	Incorporated by reference to the Registrant’s Form 8-K filed on September 14, 2011 (File No. 1-10883)
(16)	Incorporated by reference to the Registrant’s Form 8-K filed on March 27, 2012 (File No.001-10883)
(17)	Incorporated by reference to the Registrant’s Form 8-K filed on April 23, 2012 (File No.001-10883)
(18)	Incorporated by reference to the Registrant’s Form 8-K filed on May 14, 2012 (File No 001-10883)
(19)	Filed herewith
92

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WABASH NATIONAL CORPORATION

February 27, 2015	By:	/s/ Jeffery L. Taylor
Jeffery L. Taylor
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date	Signature and Title

February 27, 2015	By:	/s/ Richard J. Giromini
Richard J. Giromini
President and Chief Executive Officer, Director
(Principal Executive Officer)

February 27, 2015	By:	/s/ Jeffery L. Taylor
Jeffery L. Taylor
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

February 27, 2015	By:	/s/ Martin C. Jischke
Dr. Martin C. Jischke
Chairman of the Board of Directors

February 27, 2015	By:	/s/ James D. Kelly
James D. Kelly
Director

February 27, 2015	By:	/s/ John E. Kunz
John E. Kunz
Director

February 27, 2015	By:	/s/ Larry J. Magee
Larry J. Magee
Director

February 27, 2015	By:	/s/ Ann D. Murtlow
Ann D. Murtlow
Director

February 27, 2015	By:	/s/ Scott K. Sorensen
Scott K. Sorensen
Director

93