Form 10-Q
period 2015-03-31
WABASH NATIONAL CORP /DE
filed 2015-04-27
CIK 879526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

Yes ☐ No ☒

The number of shares of common stock outstanding at April 22, 2015 was 67,916,535.

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$125,609	$146,113
Accounts receivable	156,892	135,206
Inventories	243,002	177,144
Deferred income taxes	15,437	16,993
Prepaid expenses and other	6,987	10,203
Total current assets	$547,927	$485,659

PROPERTY, PLANT AND EQUIPMENT	141,247	142,892

DEFERRED INCOME TAXES	770	-

GOODWILL	149,690	149,603

INTANGIBLE ASSETS	131,641	137,100

OTHER ASSETS	13,697	13,397
	$984,972	$928,651

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$2,429	$496
Current portion of capital lease obligations	1,399	1,458
Accounts payable	142,907	96,213
Other accrued liabilities	99,621	88,690
Total current liabilities	$246,356	$186,857

LONG-TERM DEBT	326,629	324,777

CAPITAL LEASE OBLIGATIONS	5,457	5,796

DEFERRED INCOME TAXES	3,205	2,349

OTHER NONCURRENT LIABILITIES	19,111	18,040

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 68,025,222 and 68,998,069 shares outstanding, respectively	713	709
Additional paid-in capital	638,740	635,606
Accumulated deficit	(205,723)	(216,198)
Accumulated other comprehensive income	(939)	(637)
Treasury stock at cost, 3,385,525 and 1,987,073 common shares, respectively	(48,577)	(28,648)
Total stockholders' equity	$384,214	$390,832
	$984,972	$928,651

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

NET SALES	$437,597	$358,120

COST OF SALES	380,400	311,448

Gross profit	$57,197	$46,672

GENERAL AND ADMINISTRATIVE EXPENSES	18,051	14,472

SELLING EXPENSES	6,569	7,264

AMORTIZATION OF INTANGIBLES	5,314	5,471

Income from operations	$27,263	$19,465

OTHER INCOME (EXPENSE):
Interest expense	(5,173)	(5,717)
Loss on debt extinguishment	(5,286)	-
Other, net	(96)	32

Income before income taxes	$16,708	$13,780

INCOME TAX EXPENSE	6,234	6,484

Net income	$10,474	$7,296

BASIC NET INCOME PER SHARE	$0.15	$0.11

DILUTED NET INCOME PER SHARE	$0.15	$0.10

The accompanying notes are an integral part of these Condensed Consolidated Statements.

4

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

NET INCOME	$10,474	$7,296

Other comprehensive income (loss):
Foreign currency translation adjustment	(303)	161
Total other comprehensive income (loss)	(303)	161

COMPREHENSIVE INCOME	$10,171	$7,457

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Cash flows from operating activities
Net income	$10,474	$7,296
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	4,138	4,042
Amortization of intangibles	5,314	5,471
Deferred income taxes	1,642	5,988
Loss on debt extinguishment	5,286	-
Stock-based compensation	2,420	1,640
Accretion of debt discount	1,185	1,195
Changes in operating assets and liabilities
Accounts receivable	(21,686)	1,494
Inventories	(65,843)	(78,742)
Prepaid expenses and other	3,216	(1,565)
Accounts payable and accrued liabilities	57,625	8,815
Other, net	458	311
Net cash provided by (used in) operating activities	$4,229	$(44,055)

Cash flows from investing activities
Capital expenditures	(2,975)	(2,078)
Net cash used in investing activities	$(2,975)	$(2,078)

Cash flows from financing activities
Proceeds from exercise of stock options	719	1,517
Borrowings under revolving credit facilities	163	175
Payments under revolving credit facilities	(163)	(175)
Principal payments under capital lease obligations	(432)	(603)
Proceeds from issuance of term loan credit facility	192,845	-
Principal payments under term loan credit facility	(192,845)	(693)
Principal payments under industrial revenue bond	(122)	(117)
Debt issuance costs paid	(1,994)	-
Stock repurchase	(19,929)	(1,497)
Net cash used in financing activities	$(21,758)	$(1,393)

Net decrease in cash and cash equivalents	$(20,504)	$(47,526)
Cash and cash equivalents at beginning of period	146,113	113,262
Cash and cash equivalents at end of period	$125,609	$65,736

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF THE BUSINESS

The condensed consolidated financial statements of Wabash National Corporation (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations and cash flows. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2014 Annual Report on Form 10-K.

2.	INVENTORIES

Inventories are stated at the lower of cost, primarily determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured inventory includes raw material, labor and overhead. Inventories consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Raw materials and components	$76,584	$63,847
Work in progress	24,730	23,145
Finished goods	111,776	68,923
Aftermarket parts	8,911	8,446
Used trailers	21,001	12,783
	$243,002	$177,144

3.	DEBT

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2015	2014
Convertible senior notes	$150,000	$150,000
Term loan credit agreement	192,845	192,845
Industrial revenue bond	1,522	1,645
	$344,367	$344,490
Less: unamortized discount	(15,309)	(19,217)
Less: current portion	(2,429)	(496)
	$326,629	$324,777

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

The Notes are convertible by their holders into cash, shares of the Company’s common stock or any combination thereof at the Company’s election, at an initial conversion rate of 85.4372 shares of the Company’s common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events as described in the indenture for the Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date. As of March 31, 2015, the Notes were not convertible based on the above criteria. If the Notes were converted as of March 31, 2015, the if-converted value would exceed the principal amount by approximately $31 million.

It is the Company’s intent to settle conversions through a net share settlement, which involves repayment of cash for the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion. The Company used the net proceeds of $145.1 million from the sale of the Notes to fund a portion of the purchase price of the acquisition of Walker Group Holdings (“Walker”) in May 2012.

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

The Company applies the treasury stock method in calculating the dilutive impact of the Notes. For the three month period ended March 31, 2015, the Notes had a dilutive impact.

The following table summarizes information about the equity and liability components of the Notes (dollars in thousands). The fair value of the Notes outstanding were measured based on quoted market prices.

	March 31,	December 31,
	2015	2014
Principal amount of the Notes outstanding	$150,000	$150,000
Unamortized discount of liability component	(14,362)	(15,399)
Net carrying amount of liability component	135,638	134,601
Less: current portion	-	-
Long-term debt	$135,638	$134,601
Carrying value of equity component, net of issuance costs	$20,993	$20,993
Remaining amortization period of discount on the liability component	3.1 years	3.3 years

Contractual coupon interest expense and accretion of discount on the liability component for the Notes for the three month periods ended March 31, 2015 and 2014 were as follow (in thousands):

	Three Months Ended March 31,
	2015	2014
Contractual coupon interest expense	$1,266	$1,266
Accretion of discount on the liability component	$1,037	$968

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

Under the Amended and Restated Revolving Credit Agreement, the lenders agreed to make available to the Company a $150 million revolving credit facility. The Company has the option to increase the total commitment under the facility to $200 million, subject to certain conditions, including (i) obtaining commitments from any one or more lenders, whether or not currently party to the Amended and Restated Revolving Credit Agreement, to provide such increased amounts and (ii) the available amount of increases to the facility being reduced by the amount of any incremental loans advanced under the Term Loan Credit Agreement in excess of $25 million. Availability under the Amended and Restated Revolving Credit Agreement will be based upon monthly (or more frequent under certain circumstances) borrowing base certifications of the Borrowers’ eligible inventory and eligible accounts receivable, and will be reduced by certain reserves in effect from time to time. Subject to availability, the Amended and Restated Revolving Credit Agreement provides for a letter of credit subfacility in an amount not in excess of $15 million, and allows for swingline loans in an amount not in excess of $10 million. Outstanding borrowings under the Amended and Restated Revolving Credit Agreement will bear interest at a rate, at the Borrowers’ election, equal to (i) LIBOR plus a margin ranging from 1.75% to 2.25% or (ii) a base rate plus a margin ranging from 0.75% to 1.25%, in each case depending upon the monthly average excess availability under the revolving loan facility. The Borrowers are required to pay a monthly unused line fee equal to 0.375% times the average daily unused availability along with other customary fees and expenses of the Revolver Agent and the lenders.

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

As of March 31, 2015, the Company had no outstanding borrowings under the Amended and Restated Revolving Credit Agreement and was in compliance with all covenants. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the revolving credit facility, amounted to $269.4 million as of March 31, 2015.

Term Loan Credit Agreement

In May 2012 the Company entered into a credit agreement among the Company, the several lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, joint lead arranger and joint bookrunner (the “Term Agent”), and Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunner (the “Term Loan Credit Agreement”), which initially provided, among other things, for a senior secured term loan facility of $300 million. Also in May 2012, certain of the Company’s subsidiaries (the “Term Guarantors”) entered into a general continuing guarantee of the Company’s obligations under the Term Loan Credit Agreement in favor of the Term Agent (the “Term Guarantee”).

In April 2013, the Company entered into Amendment No.1 to Credit Agreement (the “Amendment”), which became effective on May 9, 2013 and amended the Term Loan Credit Agreement. As of the Amendment date, there was $297.0 million of term loans outstanding under the Term Loan Credit Agreement (the “Initial Loans”), of which the Company paid $20.0 million in connection with the Amendment. Under the Amendment, the lenders agreed to provide to the Company term loans in an aggregate principal amount of $277.0 million, which were exchanged for and used to refinance the Initial Loans (the “Tranche B-1 Loans”).

On March 19, 2015, the Company entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2”). As of the Amendment No. 2 date, there was $192.8 million of the Tranche B-1 Loans outstanding. Under Amendment No. 2, the lenders agreed to provide to the Company term loans in an aggregate principal amount of $192.8 million (the “Tranche B-2 Loans”), which were used to refinance the outstanding Tranche B-1 Loans. The Tranche B-2 Loans mature on March 19, 2022, but provide for an accelerated maturity in the event the Company’s outstanding Notes are not converted, redeemed, repurchased or refinanced in full on or before the date that is 91 days prior to the maturity date thereof and the Company is not then maintaining, and continues to maintain until the Notes are converted, redeemed, repurchased or refinanced in full, liquidity of at least $125 million. Liquidity, as defined in the Term Loan Credit Agreement, reflects the difference between (i) the sum of (A) unrestricted cash and cash equivalents and (B) the amount available and permitted to be drawn under the Company’s existing Amended and Restated Revolving Credit Agreement and (ii) the amount necessary to fully redeem the Notes. The Tranche B-2 Loans shall amortize in equal quarterly installments in aggregate amounts equal to 0.25% of the original principal amount of the Tranche B-2 Loans, with the balance payable at maturity, and will bear interest at a rate, at the Company’s election, equal to (i) LIBOR (subject to a floor of 1.00%) plus a margin of 3.25% or (ii) a base rate plus a margin of 2.25%.

Amendment No. 2 also provides for a 1% prepayment premium applicable in the event that the Company enters into a refinancing of, or amendment in respect of, the Tranche B-2 Loans on or prior to the first anniversary of the effective date of Amendment No. 2 that, in either case, results in the all-in yield (including, for purposes of such determination, the applicable interest rate, margin, original issue discount, upfront fees and interest rate floors, but excluding any customary arrangement, structuring, commitment or underwriting fees) of such refinancing or amendment being less than the all-in yield (determined on the same basis) on the Tranche B-2 Loans.

Additionally, Amendment No. 2 amends the Term Loan Credit Agreement by (i) removing the maximum senior secured leverage ratio test, (ii) modifying the accordion feature, as described in the Term Loan Credit Agreement, to provide for a senior secured incremental term loan facility in an aggregate amount not to exceed the greater of (A) $75 million (less the aggregate amount of (1) any increases in the maximum revolver amount under the Company’s existing Amended and Restated Revolving Credit Agreement and (2) certain permitted indebtedness incurred for the purpose of prepaying or repurchasing the Convertible Notes) and (B) an amount such that the senior secured leverage ratio would not be greater than 3.00 to 1.00, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the Term Loan Credit Agreement, to provide such increased amounts. The senior secured leverage ratio is defined in the Term Loan Credit Agreement and reflects a ratio of consolidated net total secured indebtedness to consolidated EBITDA and (iii) amending certain negative covenants.

The Term Loan Credit Agreement, as amended, is guaranteed by the Term Guarantors and is secured by (i) first-priority liens on and security interests in the Term Priority Collateral, and (ii) second-priority security interests in the Revolver Priority Collateral. In addition, the Term Loan Credit Agreement, as amended, contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets.

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

For the three months ended March 31, 2015 and 2014, under the Term Loan Credit Agreement the Company paid interest of $2.2 million and $2.7 million, respectively, and principal of $0.7 million during the 2014 period. As of March 31, 2015, the Company had $192.8 million outstanding under the Term Loan Credit Agreement, of which $1.9 million was classified as current on the Company’s Condensed Consolidated Balance Sheet as Amendment No. 2 of the Term Loan Credit Agreement requires a mandatory 1% per year principal payment. In connection with Amendment No. 2 of the Term Loan Credit Agreement, the Company paid a total of $0.9 million in original issuance discount fees which are being amortized over the life of the amended facility using the effective interest rate method.

For the three months ended March 31, 2015 and 2014, the Company charged $0.1 million and $0.2 million, respectively, of amortization for original issuance discount fees as Interest Expense in the Condensed Consolidated Statements of Operations. In addition, for the three months ended March 31, 2015 the Company charged $5.3 million of accelerated amortization and related fees in connection with Amendment No. 2 as a Loss on Debt Extinguishment in the Condensed Consolidated Statements of Operations.

Other Debt Facilities

In November 2012, the Company entered into a loan agreement with GE Government Finance, Inc. as lender and the County of Trigg, Kentucky as issuer for a $2.5 million Industrial Revenue Bond. The funds received were used to purchase the equipment needed for the expansion of the Company’s Cadiz, Kentucky facility. The loan bears interest at a rate of 4.25% and matures in March 2018. As of March 31, 2015, the Company had $1.5 million outstanding, of which $0.5 million was classified as current on the Condensed Consolidated Balance Sheet.

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

The investments purchased by the Company (asset) include mutual funds, $1.0 million of which are classified as Level 1, and life-insurance contracts valued based on the performance of underlying mutual funds, $7.8 million of which are classified as Level 2.

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

Estimated Fair Value of Debt

The estimated fair value of long-term debt at March 31, 2015 consists primarily of the Notes and borrowings under its Term Loan Credit Agreement (see Note 3). The fair value of the Notes, the Term Loan Credit Agreement and the revolving credit facility are based upon third party pricing sources, which generally does not represent daily market activity, nor does it represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the revolving credit facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings. All other debt and capital lease obligations approximate their fair value as determined by discounted cash flows and are classified as Level 3.

The Company’s carrying and estimated fair value of debt at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015				December 31, 2014
	Carrying	Fair Value			Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Instrument
Convertible senior notes	$135,638	$-	$199,785	$-	$134,601	$-	$188,490	$-
Term loan credit agreement	191,898	-	193,568	-	189,027	-	192,845	-
Industrial revenue bond	1,522	-	-	1,522	1,645	-	-	1,645
Capital lease obligations	6,856	-	-	6,856	7,254	-	-	7,254
	$335,914	$-	$393,353	$8,378	$332,527	$-	$381,335	$8,899

5.	STOCK-BASED COMPENSATION

The Company recognizes all share-based payments based upon their fair value. To value new stock option awards the Company uses a binomial option-pricing model, which incorporates various assumptions including expected volatility, expected term, dividend yield and risk-free interest rates. The expected volatility is based upon the Company’s historical experience. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate utilized for periods throughout the contractual life of the options are based upon U.S. Treasury security yields at the time of grant. The Company also grants restricted stock units subject to service, performance and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance based units is based on the market price of a share of underlying common stock at the date of grant. The fair value of the market based units is based on a lattice valuation model. The amount of compensation costs related to stock options, restricted stock units and performance units not yet recognized was $16.0 million at March 31, 2015, for which the expense will be recognized through 2018.

6. CONTINGENCIES

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, and is periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations"). As of March 31, 2015, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

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

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil. On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damages amount is approximately R$26.7 million (Brazilian Reais), which is approximately $8.2 million U.S. dollars using current exchange rates and exclusive of any potentially court-imposed interest, fees or inflation adjustments (which are currently estimated at a maximum of approximately $57 million, at current exchange rates, but may change with the passage of time and/or the discretion of the court at the time of final judgment in this matter). Due, in part, to the amount and type of damages awarded by the Fourth Civil Court of Curitiba, Wabash immediately filed for clarification of the judgment. The Fourth Civil Court has issued its clarification of judgment, leaving the underlying decision unchanged and referring the parties to the State of Paraná Court of Appeals for any further appeal of the decision. As such, Wabash filed its notice of appeal with the Court of Appeals, as well as its initial appeal papers, on April 22, 2013. The Court of Appeals has the authority to re-hear all facts presented to the lower court, as well as to reconsider the legal questions presented in the case, and to render a new judgment in the case without regard to the lower court’s findings. Pending outcome of this appeal process, the judgment is not enforceable by the plaintiff. Any ruling from the Court of Appeals is not expected before the second half of 2015, and, accordingly, the judgment rendered by the lower court cannot be enforced prior to that time, and may be overturned or reduced as a result of this process. The Company believes that the claims asserted by BK are without merit and it intends to continue to vigorously defend its position. The Company has not recorded a charge with respect to this loss contingency as of March 31, 2015. Furthermore, at this time, the Company does not have sufficient information to predict the ultimate outcome of the case and is unable to reasonably estimate the amount of any possible loss or range of loss that it may be required to pay at the conclusion of the case. The Company will reassess the need for the recognition of a loss contingency upon official assignment of the case in the Court of Appeals, upon a decision to settle this case with the plaintiffs or an internal decision as to an amount that the Company would be willing to settle or upon the outcome of the appeals process.

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

The Company believes that its claims against Vanguard have merit and that the claims asserted by Vanguard are without merit. The Company intends to vigorously defend its position and intellectual property. The Company does not believe that the resolution of this lawsuit will have a material adverse effect on its financial position, liquidity or future results of operations. However, at this stage of the proceeding, no assurance can be given as to the ultimate outcome of the case.

Walker Acquisition

In connection with the Company’s acquisition of Walker in May 2012, there is an outstanding claim of approximately $2.9 million for unpaid benefits owed by the Seller that is currently in dispute and that is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Environmental Disputes

In August 2014, the Company was noticed as a potentially responsible party (“PRP”) by the South Carolina Department of Health and Environmental Control (“DHEC”) pertaining to the Philip Services Site located in Rock Hill, South Carolina pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and corresponding South Carolina statutes. PRPs include parties identified through manifest records as having contributed to deliveries of hazardous substances to the Philip Services Site between 1979 and 1999. The DHEC’s allegation that the Company was a PRP arises out of four manifest entries in 1989 under the name of a company unaffiliated with Wabash National (or any of its former or current subsidiaries) that purport to be delivering a de minimis amount of hazardous waste to the Philip Services Site “c/o Wabash National Corporation.” As such, the Philip Services Site PRP Group (“PRP Group”) notified Wabash in August 2014 that is was offering the Company the opportunity to resolve any liabilities associated with the Philip Services Site by entering into a Cash Out and Reopener Settlement Agreement (the “Settlement Agreement”) with the PRP Group, as well as a Consent Decree with the DHEC. The Company has accepted the offer from the PRP Group to enter into the Settlement Agreement and Consent Decree, while reserving its rights to contest its liability for any deliveries of hazardous materials to the Philips Services Site. The requested settlement payment is immaterial to the Company’s financial conditions or operations, and as a result, if the Settlement Agreement and Consent Decree are finalized, the payment to be made by the Company thereunder is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Bulk Tank International, S. de R.L. de C.V. (“Bulk”) entered into agreements in 2011 with the Mexican federal environmental agency, PROFEPA, and the applicable state environmental agency, PROPAEG, pursuant to PROFEPA’s and PROPAEG’s respective environmental audit programs to resolve noncompliance with federal and state environmental laws at Bulk’s Guanajuato facility. Bulk completed all required corrective actions and received a Certification of Clean Industry from PROPAEG, and is seeking the same certification from PROFEPA, which the Company expects it will receive following the conclusion of a final audit process that occurred in December 2014. As a result, the Company does not expect that this matter will have a material adverse effect on its financial condition or results of operations.

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

In September 2003, the Company was noticed as a PRP by the EPA pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site (the “Superfund Site”) pursuant to CERCLA. The EPA’s allegation that the Company was a PRP arises out of the Company’s acquisition of a former branch facility located approximately five miles from the original Superfund Site. The Company acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002. In June 2010, the Company was contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that the Company contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010. The Company initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from the Company. If the settlement is approved by all parties, it will prevent any third party from successfully bringing claims against the Company for environmental contamination relating to this former branch property. The Company has been awaiting approval from the ADEQ since the settlement was first proposed in July 2010. Based on communications with the RID and ADEQ in March 2015, the Company does not expect to receive a response regarding the approval of the settlement from the ADEQ for, at least, several additional months. Based upon the Company’s limited period of ownership of the former branch property, and the fact that it no longer owns the former branch property, it does not anticipate that the ADEQ will reject the proposed settlement, but no assurance can be given at this time as to the ADEQ’s response to the settlement proposal. The proposed settlement terms have been accrued and did not have a material adverse effect on the Company’s financial condition or results of operations, and the Company believes that any ongoing proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

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

7. NET INCOME PER SHARE

Per share results have been calculated based on the average number of common shares outstanding. The calculation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Basic net income per share:
Net income applicable to common stockholders	$10,474	$7,296
Undistributed earnings allocated to participating securities	-	(61)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$10,474	$7,235
Weighted average common shares outstanding	68,731	68,669
Basic net income per share	$0.15	$0.11

Diluted net income per share:
Net income applicable to common stockholders	$10,474	$7,296
Undistributed earnings allocated to participating securities	-	(61)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$10,474	$7,235

Weighted average common shares outstanding	68,731	68,669
Dilutive shares from assumed conversion of convertible senior notes	1,729	1,591
Dilutive stock options and restricted stock	1,095	828
Diluted weighted average common shares outstanding	71,555	71,088
Diluted net income per share	$0.15	$0.10

Average diluted shares outstanding for the three month periods ended March 31, 2015 and 2014 exclude options to purchase common shares totaling 557 and 576, respectively, because the exercise prices were greater than the average market price of the common shares. In addition, the calculation of diluted net income per share for the quarters ended March 31, 2015 and 2014 includes the impact of the Company’s Notes as the average stock price of the Company’s common stock during these periods was above the initial conversion price of approximately $11.70 per share.

8.	INCOME TAXES

The Company recognized income tax expense of $6.2 million in the first three months of 2015 compared to $6.5 million for the same period in the prior year. The effective tax rate for the first three months of 2015 was 37.3%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes and the benefit of the U.S. Internal Revenue Code domestic manufacturing deduction. The effective tax rate for the first three months of 2014 was 47.1%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes and the revaluation of the Company’s net deferred tax assets due to a reduction in its state and local statutory income tax rates.

9.	OTHER ACCRUED LIABILITIES

The following table presents major components of Other Accrued Liabilities (in thousands):

	March 31,	December 31,
	2015	2014
Customer deposits	$31,488	$21,680
Payroll and related taxes	21,308	30,362
Warranty	15,537	15,462
Accrued taxes	12,913	8,371
Self-insurance	8,655	7,543
All other	9,720	5,272
	$99,621	$88,690

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2015	2014
Balance as of January 1	$15,462	$14,719
Provision for warranties issued in current year	1,681	1,179
Recovery of pre-existing warranties	(260)	-
Payments	(1,346)	(1,285)
Balance as of March 31	$15,537	$14,613

The Company offers a limited warranty for its products with a coverage period that ranges between one and five years, except that the coverage period for DuraPlate® trailer panels beginning with those manufactured in 2005 or after is ten years. The Company passes through component manufacturers’ warranties to our customers. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.

10.	STOCKHOLDERS’ EQUITY

On March 30, 2015, the Company executed an amendment to its Stockholders’ Rights Plan (the “Rights Plan”) pursuant to which the final expiration date was advanced from December 28, 2015 to March 30, 2015. As a result of the Amendment, effective as of the close of business on March 30, 2015, the Rights Plan expired and all rights, as defined in the Rights Plan, are no longer outstanding.

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

	Commercial	Diversified		Corporate and
Three Months Ended March 31,	Trailer Products	Products	Retail	Eliminations	Consolidated
2015
Net sales
External customers	$293,742	$101,041	$42,814	$-	$437,597
Intersegment sales	20,762	2,951	326	(24,039)	-
Total net sales	$314,504	$103,992	$43,140	$(24,039)	$437,597

Income (Loss) from operations	$22,770	$10,611	$1,126	$(7,244)	$27,263
Reconciling items to income before income taxes
Interest expense					(5,173)
Loss on debt extinguishment					(5,286)
Other, net					(96)
Income before income taxes					$16,708

2014
Net sales
External customers	$207,498	$105,263	$45,359	$-	$358,120
Intersegment sales	20,453	2,790	277	(23,520)	-
Total net sales	$227,951	$108,053	$45,636	$(23,520)	$358,120

Income (Loss) from operations	$8,760	$13,397	$1,050	$(3,742)	$19,465
Reconciling items to income before income taxes
Interest expense					(5,717)
Other, net					32
Income before income taxes					$13,780

b. Product Information

The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
Three Months Ended March 31,	$	$	$	$	%
2015
New trailers	287,420	54,017	19,834	361,271	82.6
Used trailers	1,843	1,169	2,571	5,583	1.3
Components, parts and service	1,266	20,609	19,941	41,816	9.6
Equipment and other	3,213	25,246	468	28,927	6.5
Total net external sales	293,742	101,041	42,814	437,597	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
2014	$	$	$	$	%
New trailers	193,000	54,847	20,271	268,118	74.9
Used trailers	11,248	1,178	3,639	16,065	4.5
Components, parts and service	580	20,420	20,698	41,698	11.6
Equipment and other	2,670	28,818	751	32,239	9.0
Total net external sales	207,498	105,263	45,359	358,120	100.0

12.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its financial statements and related disclosures and has not yet decided on a transition method.

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

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest. This ASU simplifies the presentation of debt issuance costs as the amendments in this update require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The standard requires a retrospective approach where the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The standard also requires compliance with applicable disclosures for a change in an accounting principle. The Company does expect this standard to have a material impact on the Company’s consolidated financial statements upon adoption and is currently evaluating the impacts of the update.

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

Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed in “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2014. Each forward-looking statement contained in this Quarterly Report reflects our management’s view only as of the date on which that forward-looking statement was made. We are not obligated to update forward-looking statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended March 31,
	2015	2014
Net sales	100.0%	100.0%
Cost of sales	86.9	87.0
Gross profit	13.1	13.0

General and administrative expenses	4.1	4.0
Selling expenses	1.6	2.0
Amortization of intangibles	1.2	1.6
Income from operations	6.2	5.4

Interest expense	(1.2)	(1.6)
Loss on debt extinguishment	(1.2)	-
Income before income taxes	3.8	3.8

Income tax expense	1.4	1.8
Net income	2.4%	2.0%

For the three month period ended March 31, 2015, we recorded net sales of $437.6 million compared to $358.1 million in the prior year period. Net sales for the three month period ended March 31, 2015 increased $79.5 million, or 22.2%, compared to the prior year period due to an increase in new trailer shipments of approximately 4,400 units, or 44.2%. Gross profit margin was in line with the prior year period as improved pricing and volume on new trailers were offset by lower volume of non-trailer products during the quarter. We continue to be encouraged by the strong demand in the overall trailer market throughout the first three months of 2015, and our expectation is that overall industry shipment and production levels will remain above replacement demand for the remainder of 2015 as many key structural and market drivers continue to support healthy demand for new trailers. In addition, we expect to continue to deliver improvements in our financial and operational results as we further optimize our production facilities and continue to expand our customer base and focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

Selling, general and administrative expenses increased $2.9 million in the first quarter of 2015 as compared to the same period in 2014. This increase is primarily due to higher salaries and employee related costs, including employee incentive programs, of $2.7 million. As a percentage of net sales, selling, general and administrative expenses decreased to 5.7% as compared to 6.0% in the prior year period.

Our management team continues to be focused on increasing overall shareholder value by optimizing our manufacturing and retail operations to match the current demand environment, implementing cost savings initiatives and lean manufacturing techniques, strengthening our capital structure, developing innovative products that enable our customers to succeed, improving earnings and continuing diversification of the business into higher margin opportunities that leverage our intellectual and process capabilities. As a recognized industry leader, we continue to focus on product innovation, lean manufacturing, strategic sourcing and workforce optimization in order to strengthen our industry position and improve operating results.

Three Months Ended March 31, 2015

Net Sales

Net sales in the first quarter of 2015 increased $79.5 million, or 22.2%, compared to the first quarter of 2014. By business segment, net external sales and related units sold were as follows (dollars in millions):

	Three Months Ended March 31,
			Change
	2015	2014	$	%
Sales by Segment
Commercial Trailer Products	$293.8	$207.4	$86.4	41.7
Diversified Products	101.0	105.3	(4.3)	(4.1)
Retail	42.8	45.4	(2.6)	(5.7)
Total	$437.6	$358.1	$79.5	22.2

New Trailers	(units)
Commercial Trailer Products	12,750	8,350	4,400	52.7
Diversified Products	850	800	50	6.3
Retail	750	800	(50)	(6.3)
Total	14,350	9,950	4,400	44.2

Used Trailers	(units)
Commercial Trailer Products	100	1,700	(1,600)	(94.1)
Diversified Products	50	50	-	-
Retail	200	400	(200)	(50.0)
Total	350	2,150	(1,800)	(83.7)

Commercial Trailer Products segment sales were $293.8 million for the first quarter of 2015, an increase of $86.4 million, or 41.7%, compared to the first quarter of 2014. Trailers shipped during the first quarter of 2015 totaled 12,700 trailers compared to 8,350 trailers in the prior year period, a 52.1% increase, due to strong customer demand and resulted in an increase in sales. The increase in trailer shipments and improved pricing was offset by product mix, which lowered average selling prices by 2.5% as compared to the prior year period. Used trailer sales decreased $9.4 million, or 83.6%, compared to the previous year period primarily due to decreased availability of product through fleet trade packages, as approximately 1,600 fewer used trailers shipped in the first quarter of 2015 compared to the prior year period.

Diversified Products segment sales were $101.0 million for the first quarter of 2015, down $4.3 million, or 4.1%, compared to the first quarter of 2014. New trailer shipments in the first quarter of 850 remained comparable to the prior year period, while new trailer sales decreased $0.8 million, or 1.5%, as a result of product mix and competitive market pressures within certain product lines, which lowered average selling prices by 5.3% as compared to the prior year period. Sales of our composite product offerings increased $0.3 million, or 1.8%, as compared to the previous year period. Equipment sales decreased $3.6 million, or 12.4%, compared to the prior year period as a result of lower demand for our non-trailer truck mounted equipment and other engineered products.

Retail segment sales were $42.8 million in the first quarter of 2015, down $2.6 million, or 5.7%, compared to the prior year period. New trailer shipments in the first quarter of 750 remained comparable to the prior year period, while new trailer sales decreased $0.4 million, or 2.2%. Used trailer sales were down $1.1 million as approximately 200 fewer used trailers shipped in the first quarter of 2015 compared to the prior year period. The reduction in used trailer shipments was partially offset by a 33.4% increase in used trailer average selling prices as a result of favorable product mix. Parts and service sales were down $0.8 million, or 3.7%, compared with the prior year period primarily due to fewer retail locations as a result of the transition of three of our former West Coast branches to independent dealer locations in May 2014.

Cost of Sales

Cost of sales for the first quarter of 2015 was $380.4 million, an increase of $69.0 million, or 22.1%, compared to the first quarter of 2014. As a percentage of net sales, cost of sales was 86.9% in the first quarter of 2015 compared to 87.0% in the first quarter of 2014.

Commercial Trailer Products segment cost of sales, as detailed in the following table, was $264.1 million for the first quarter of 2015, an increase of $71.6 million, or 37.2%, compared to the first quarter of 2014. As a percentage of net sales, cost of sales was 89.9% for the current quarter compared to 92.8% in the prior year period.

	Three Months Ended March 31,
Commercial Trailer Products Segment	2015		2014
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$209.3	71.2%	$150.4	72.5%
Other Manufacturing Costs	54.8	18.7%	42.1	20.3%
	$264.1	89.9%	$192.5	92.8%

Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses. Material costs were 71.2% of net sales in the first quarter of 2015 compared to 72.5% for the same period in 2014. The 1.3% decrease was primarily driven by improved pricing as compared to the prior year period. Other manufacturing costs increased $12.7 million in the current year period as compared to the prior year period, resulting from increased variable costs related to increases in new trailer production volumes. As a percentage of sales, other manufacturing costs decreased from 20.3% in the first quarter of 2014 to 18.7% in the 2015 period due to increased leverage of fixed costs from higher production.

Diversified Products segment cost of sales was $77.7 million in the first quarter of 2015, a decrease of $1.8 million, or 2.3%, compared to the same period in 2014. As a percentage of net sales prior to the elimination of intersegment sales, cost of sales was 77.5% in the first quarter of 2015 compared to 76.2% in the first quarter of 2014. The 1.3% increase as a percentage of net sales was primarily the result of lower volumes for non-trailer related products and competitive market pressures within certain product lines of tank trailer businesses.

Retail segment cost of sales was $38.0 million in the first quarter of 2015 as compared to $40.0 million in the prior year period. As a percentage of net sales, cost of sales was 88.7% for the first quarter of 2015 compared to 88.1% for the same period in 2014. The increase in cost of sales as a percentage of net sales was primarily the result of product mix driven by a decreased percentage of sales from our higher margin parts and service product line in the first quarter of 2015 as compared to the previous year period.

Gross Profit

Gross profit was $57.2 million in the first quarter of 2015, an increase of $10.5 million from the prior year period. Gross profit as a percentage of sales was 13.1% for the current quarter and 13.0% for the same period in 2014. Gross profit by segment was as follows (in millions):

	Three Months Ended March 31,
			Change
	2015	2014	$	%
Gross Profit by Segment:
Commercial Trailer Products	$29.6	$15.0	$14.6	97.3
Diversified Products	23.4	25.8	(2.4)	(9.3)
Retail	4.9	5.4	(0.5)	(9.3)
Corporate and Eliminations	(0.7)	0.5	(1.2)
Total	$57.2	$46.7	$10.5	22.5

Commercial Trailer Products segment gross profit was $29.6 million for the first quarter of 2015 compared to $15.0 million for the first quarter of 2014. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 9.4% in the first quarter of 2015 compared to 6.6% in the 2014 period. The increase in gross profit margin as compared to the prior year period was primarily driven by the increase in new trailer volumes and improved pricing.

Diversified Products segment gross profit was $23.4 million for the first quarter of 2015 compared to $25.8 million in the first quarter of 2014. Gross profit prior to the elimination of intersegment sales, as a percentage of sales, was 22.5% in the first quarter of 2015 compared to 23.8% in the first quarter of 2014. The decreases in gross profit and gross profit as a percentage of net sales, as compared to the prior year period, are due primarily to lower volume of non-trailer products and average selling prices for tank trailers due to product and customer mix, as well as competitive market pressures within certain product lines of tank trailer businesses.

Retail segment gross profit was $4.9 million for the first quarter of 2015 compared to $5.4 million in the first quarter of 2014. Gross profit prior to the elimination of intersegment sales, as a percentage of sales, for the first quarter of 2015 was 11.2% compared to 11.8% for the prior year period. The decrease in gross profit margin was the result of product mix.

General and Administrative Expenses

General and administrative expenses for the first quarter of 2015 increased $3.6 million, or 24.7%, from the prior year period as a result of a $3.0 million increase in salaries and employee related costs, including employee incentive programs, and a $0.3 million increase in outside professional fees and technology costs. As a percentage of sales, general and administrative expenses were 4.1% for the current quarter as compared to 4.0% for the first quarter of 2014.

Selling Expenses

Selling expenses were $6.6 million in the first quarter of 2015, a decrease of $0.7 million, or 9.6%, compared to the prior year period primarily due to a $0.3 million decrease in salaries and employee related costs, including employee incentive programs and a $0.4 million decrease in advertising and promotional costs. As a percentage of net sales, selling expenses were 1.5% for the first quarter of 2015 compared to 2.0% for the prior year period.

Amortization of Intangibles

Amortization of intangibles was $5.3 million for the first quarter of 2015 compared to $5.5 million in the prior year period. Amortization of intangibles for both periods primarily includes amortization expense recognized for intangible assets recorded from the acquisition of Walker in May 2012 and certain assets of Beall in February 2013.

Other Income (Expense)

Interest expense for the first quarter of 2015 totaled $5.2 million compared to $5.7 million in the first quarter of 2014. Interest expense for both periods is primarily related to interest and non-cash accretion charges on our Convertible Senior Notes and Term Loan Credit Agreement. The decrease from the previous year period is primarily due to lower outstanding loan commitments through voluntary debt payments made over the previous year.

Loss on Debt Extinguishment for the first quarter of 2015 of $5.3 million represents charges for the accelerated amortization and related fees in connection with the refinancing of our Term Loan Credit Agreement in March 2015 (see “Term Loan Agreement and Related Amendments” section below for further details).

Income Taxes

We recognized income tax expense of $6.2 million in the first quarter 2015 compared to $6.5 million for the same period in the prior year. The effective tax rate for the first three months of 2015 was 37.3%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes and the benefit of the U.S. Internal Revenue Code domestic manufacturing deduction.

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of debt and equity. As of March 31, 2015 our debt to equity ratio was 0.9:1.0. Our long-term objective is to generate operating cash flows sufficient to fund normal working capital and capital expenditure requirements and position ourselves to take advantage of market opportunities, including the ability to improve our capital structure through debt repayments and share repurchases. For the remainder of 2015, we expect to fund operations, working capital requirements and capital expenditures through cash flows from operations, as well as from available borrowings under our Amended and Restated Revolving Credit Agreement (as described below in “Debt Agreements and Related Amendments” section).

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

The Notes are convertible by their holders into cash, shares of our common stock or any combination thereof at our election, at an initial conversion rate of 85.4372 shares of our common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events as described in the indenture for the Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date. As of March 31, 2015, the Notes were not convertible based on the above criteria. If the Notes were converted as of March 31, 2015, the if-converted value would exceed the principal amount by approximately $31 million.

It is our intent to settle conversions through a net share settlement, which involves repayment of cash for the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion. We used the net proceeds of $145.1 million from the sale of the Notes to fund a portion of the purchase price of the acquisition of Walker Group Holdings (“Walker”) in May 2012.

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

Under the Amended and Restated Revolving Credit Agreement, the lenders agreed to make available to us a $150 million revolving credit facility. We have the option to increase the total commitment under the facility to $200 million, subject to certain conditions, including (i) obtaining commitments from any one or more lenders, whether or not currently party to the Amended and Restated Revolving Credit Agreement, to provide such increased amounts and (ii) the available amount of increases to the facility being reduced by the amount of any incremental loans advanced under the Term Loan Credit Agreement in excess of $25 million. Availability under the Amended and Restated Revolving Credit Agreement will be based upon monthly (or more frequent under certain circumstances) borrowing base certifications of the Borrowers’ eligible inventory and eligible accounts receivable, and will be reduced by certain reserves in effect from time to time. Subject to availability, the Amended and Restated Revolving Credit Agreement provides for a letter of credit subfacility in an amount not in excess of $15 million, and allows for swingline loans in an amount not in excess of $10 million. Outstanding borrowings under the Amended and Restated Revolving Credit Agreement will bear interest at a rate, at the Borrowers’ election, equal to (i) LIBOR plus a margin ranging from 1.75% to 2.25% or (ii) a base rate plus a margin ranging from 0.75% to 1.25%, in each case depending upon the monthly average excess availability under the revolving loan facility. The Borrowers are required to pay a monthly unused line fee equal to 0.375% times the average daily unused availability along with other customary fees and expenses of the Revolver Agent and the lenders.

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

As of March 31, 2015, we were in compliance with all covenants of the Amended and Restated Revolving Credit Agreement.

Term Loan Credit Agreement and Related Amendments

In May 2012 we entered into a credit agreement among us, the several lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, joint lead arranger and joint bookrunner (the “Term Agent”), and Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunner (the “Term Loan Credit Agreement”), which initially provided, among other things, for a senior secured term loan facility of $300 million. Also in May 2012, certain of our subsidiaries (the “Term Guarantors”) entered into a general continuing guarantee of the Company’s obligations under the Term Loan Credit Agreement in favor of the Term Agent (the “Term Guarantee”).

In April 2013, we entered into Amendment No.1 to Credit Agreement (the “Amendment”), which became effective on May 9, 2013 and amended the Term Loan Credit Agreement. As of the Amendment date, there was $297.0 million of term loans outstanding under the Term Loan Credit Agreement (the “Initial Loans”), of which we paid $20.0 million in connection with the Amendment. Under the Amendment, the lenders agreed to provide us term loans in an aggregate principal amount of $277.0 million, which were exchanged for and used to refinance the Initial Loans (the “Tranche B-1 Loans”).

On March 19, 2015, we entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2”). As of the Amendment No. 2 date, there was $192.8 million of the Tranche B-1 Loans outstanding. Under Amendment No. 2, the lenders agreed to provide to us term loans in an aggregate principal amount of $192.8 million (the “Tranche B-2 Loans”), which were used to refinance the outstanding Tranche B-1 Loans. The Tranche B-2 Loans mature on March 19, 2022, but provide for an accelerated maturity in the event our outstanding Notes are not converted, redeemed, repurchased or refinanced in full on or before the date that is 91 days prior to the maturity date thereof and we are not then maintaining, and continue to maintain until the Notes are converted, redeemed, repurchased or refinanced in full, liquidity of at least $125 million. Liquidity, as defined in the Term Loan Credit Agreement, reflects the difference between (i) the sum of (A) unrestricted cash and cash equivalents and (B) the amount available and permitted to be drawn under our existing Amended and Restated Revolving Credit Agreement and (ii) the amount necessary to fully redeem the Notes. The Tranche B-2 Loans shall amortize in equal quarterly installments in aggregate amounts equal to 0.25% of the original principal amount of the Tranche B-2 Loans, with the balance payable at maturity, and will bear interest at a rate, at our election, equal to (i) LIBOR (subject to a floor of 1.00%) plus a margin of 3.25% or (ii) a base rate plus a margin of 2.25%.

Amendment No. 2 also provides for a 1% prepayment premium applicable in the event that we enter into a refinancing of, or amendment in respect of, the Tranche B-2 Loans on or prior to the first anniversary of the effective date of Amendment No. 2 that, in either case, results in the all-in yield (including, for purposes of such determination, the applicable interest rate, margin, original issue discount, upfront fees and interest rate floors, but excluding any customary arrangement, structuring, commitment or underwriting fees) of such refinancing or amendment being less than the all-in yield (determined on the same basis) on the Tranche B-2 Loans.

Additionally, Amendment No. 2 amends the Term Loan Credit Agreement by (i) removing the maximum senior secured leverage ratio test, (ii) modifying the accordion feature, as defined in the Term Loan Credit Agreement, to provide for a senior secured incremental term loan facility in an aggregate amount not to exceed the greater of (A) $75 million (less the aggregate amount of (1) any increases in the maximum revolver amount under the existing Amended and Restated Revolving Credit Agreement and (2) certain permitted indebtedness incurred for the purpose of prepaying or repurchasing the Notes) and (B) an amount such that the senior secured leverage ratio would not be greater than 3.00 to 1.00, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the Term Loan Credit Agreement, to provide such increased amounts. The senior secured leverage ratio is defined in the Term Loan Credit Agreement and reflects a ratio of consolidated net total secured indebtedness to consolidated EBITDA and (iii) amending certain negative covenants.

The Term Loan Credit Agreement, as amended, is guaranteed by the Term Guarantors and is secured by (i) first-priority liens on and security interests in the Term Priority Collateral, and (ii) second-priority security interests in the Revolver Priority Collateral. In addition, the Term Loan Credit Agreement, as amended, contains customary covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets.

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

For the three months ended March 31, 2015 and 2014, under the Term Loan Credit Agreement we paid interest of $2.2 million and $2.7 million, respectively, and principal of $0.7 million during the 2014 period. As of March 31, 2015, we had $192.8 million outstanding under the Term Loan Credit Agreement, of which $1.9 million was classified as current on our Condensed Consolidated Balance Sheet as a result of Amendment No. 2 which requires a mandatory 1% per year principal payment. In addition and in connection with Amendment No. 2 of the Term Loan Credit Agreement, we paid a total of $0.9 million in original issuance discount fees which are being amortized over the life of the amended facility using the effective interest rate method.

For the three months ended March 31, 2015 and 2014, we charged $0.1 million and $0.2 million, respectively, of amortization for original issuance discount fees as Interest Expense in the Condensed Consolidated Statements of Operations. In addition, for the three months ended March 31, 2015 we charged $5.3 million of accelerated amortization and related fees in connection with Amendment No. 2 as a Loss on Debt Extinguishment in the Condensed Consolidated Statements of Operations.

Cash Flow

Cash provided by operating activities for the first three months of 2015 totaled $4.2 million, compared to $44.1 million used during the same period in 2014. Cash provided by operations during the current year period was the result of net income adjusted for various non-cash activities, including depreciation, amortization, deferred income taxes, stock-based compensation, accretion of debt discount, and loss on debt extinguishment of $30.5 million, partially offset by a $26.2 million increase in working capital. Increases in working capital for the current year period can be attributed to increased production of finished goods as well as an increase in purchasing activities resulting from higher raw material requirements necessary to meet current production demand. Changes in key working capital accounts for the first three months of 2015 as compared to the same period in 2014 are summarized below (in millions):

Source (Use) of cash:	2015	2014	Change
Accounts receivable	$(21.7)	$1.5	$(23.2)
Inventories	(65.8)	(78.7)	12.9
Accounts payable and accrued liabilities	57.6	8.8	48.8
Net use of cash	(29.9)	(68.4)	38.5

Accounts receivable increased by $21.7 million in the first three months of 2015 as compared to a decrease of $1.5 million in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, increased to 32 days as of March 31, 2015, compared to 30 days as of the same period in 2014. The increase in accounts receivable during the first three months of 2015 was primarily due to timing of shipments and customer collections during the quarter. Inventory increased by $65.8 million during the first three months of 2015 as compared to an increase of $78.7 million in the 2014 period. The increase in inventory for the 2015 period was primarily due to higher finished goods inventory resulting from production levels exceeding shipments for the first three months of 2015. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 7 times in the 2015 period compared to approximately 6 times in the 2014 period. Accounts payable and accrued liabilities increased by $57.6 million in 2015 compared to an increase of $8.8 million for the same period in 2014. The increase during the first three months of 2015 was primarily due to increased production levels and increased purchasing activities required to meet current demand. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 34 days in 2015 as compared to 37 days in the same period in 2014.

Investing activities used $3.0 million during the first three months of 2015 compared to $2.1 million used in the same period in 2014. Cash used in investing activities during the 2015 and 2014 periods was related to capital expenditures to support maintenance, growth and productivity improvement initiatives at our facilities.

Financing activities used $21.8 million during the first three months of 2015 as compared to $1.4 million used in the same period in 2014. Cash used in financing activities during the current year period primarily relate to the repurchase of common stock through our share repurchase program of $18.3 million. In addition, during the first quarter of 2015 we entered into Amendment No. 2 to our term loan credit agreement which resulted in debt issuance payments of $2.0 million.

As of March 31, 2015, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $269.4 million, representing an increase of $63.5 million and a decrease of $20.5 million as compared to March 31, 2014 and December 31, 2014, respectively. Total debt and capital lease obligations amounted to $335.9 million as of March 31, 2015. As we continue to see improvements to the overall trailer industry, as well as our operating performance metrics, we believe our liquidity is adequate to fund operations, working capital needs and capital expenditures for the remainder of 2015.

Capital Expenditures

Capital spending amounted to $3.0 million for the first three months of 2015 and is anticipated to be approximately $25 million for 2015. Capital spending for 2015 has been and is expected to continue to be primarily utilized for maintenance related projects and to support maintenance, growth and productivity improvement initiatives within our facilities.

Off-Balance Sheet Transactions

As of March 31, 2015, we had approximately $8.2 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter ended March 31, 2015.

Contractual Obligations and Commercial Commitments

A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of March 31, 2015 for the remaining nine months of 2015 and the calendar years thereafter are as follows (in millions):

	2015	2016	2017	2018	2019	Thereafter	Total

DEBT:
Revolving Facility (due 2017)	$-	$-	$-	$-	$-	$-	$-
Convertible Senior Notes (due 2018)	-	-	-	150.0	-	-	150.0
Term Loan Credit Facility (due 2022)	1.4	1.9	1.9	1.9	1.9	183.8	192.8
Industrial Revenue Bond	0.5	0.5	0.5	0.1	-	-	1.6
Capital Leases (including principal and interest)	1.3	1.4	1.1	0.9	0.8	2.2	7.7
TOTAL DEBT	$3.2	$3.8	$3.5	$152.9	$2.7	$186.0	$352.1
OTHER:
Operating Leases	$2.2	$2.5	$1.9	$0.9	$0.5	$0.2	$8.2
TOTAL OTHER	$2.2	$2.5	$1.9	$0.9	$0.5	$0.2	$8.2
OTHER COMMERCIAL COMMITMENTS:
Letters of Credit	$6.2	$-	$-	$-	$-	$-	$6.2
Raw Material Purchase Commitments	72.5	-	-	-	-	-	72.5
Used Trailer Purchase Commitments	0.8	-	-	-	-	-	0.8
TOTAL OTHER COMMERCIAL
COMMITMENTS	$79.5	$-	$-	$-	$-	$-	$79.5
TOTAL OBLIGATIONS	$84.9	$6.3	$5.4	$153.8	$3.2	$186.2	$439.8

Scheduled payments for our Revolving Facility exclude interest payments as rates are variable. Borrowings under the Revolving Facility bear interest at a variable rate based on the London Interbank Offer Rate (LIBOR) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Outstanding borrowings under the Revolving Facility bear interest at a rate, at our election, equal to (i) LIBOR plus a margin ranging from 1.75% to 2.25% or (ii) a base rate plus a margin ranging from 0.75% to 1.25%, in each case depending upon the monthly average excess availability under the Revolving Facility. We are required to pay a monthly unused line fee equal to 0.375% times the average daily unused availability along with other customary fees and expenses of our agent and lenders.

Scheduled payments for our Convertible Senior Notes exclude interest payments which bear interest at the rate of 3.375% per annum from the date of issuance, payable semi-annually on May 1 and November 1.

Scheduled payments for our Term Loan Credit Agreement, as amended, exclude interest payments as rates are variable. Borrowings under the Term Loan Credit Agreement, as amended, bear interest at a variable rate, at our election, equal to (i) LIBOR (subject to a floor of 1.00%) plus a margin of 3.25% or (ii) a base rate plus a margin of 2.25%.

Capital leases represent future minimum lease payments including interest. Operating leases represent the total future minimum lease payments.

We have $72.5 million in purchase commitments through December 2015 for various raw material commodities, including aluminum, steel, nickel and copper as well as other raw material components which are within normal production requirements.

We have used trailer purchase commitments totaling $0.8 million related to commitments with certain customers to accept used trailers on trade for new trailer purchases. These commitments arise in the normal course of business related to future new trailer orders at the time a new trailer order is placed by the customer.

We have standby letters of credit totaling $6.2 million issued in connection with workers compensation claims and surety bonds.

Backlog

Orders that have been confirmed by customers in writing and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $1,206 million at March 31, 2015 compared to $1,087 million at December 31, 2014 and $791 million at March 31, 2014. We expect to complete the majority of our existing backlog orders within the next 12 months.

OUTLOOK

The demand environment for trailers remained healthy during the first three months of 2015, as evidenced by our strong backlog, a trailer demand forecast by industry forecasters significantly above replacement demand levels for the next several years and our ability to increase prices to improve and recapture lost margins. Recent estimates from industry analysts, ACT Research Company (“ACT”) and FTR Associates (“FTR”), forecast strong demand levels in 2015 and beyond, with ACT currently estimating demand to be approximately 303,000 trailers for 2015, representing an increase of 11.8% as compared to 2014, and forecasting continued strong demand levels into the foreseeable future with estimated annual average demand for the five year period ending 2020 in excess of 271,000 new trailers. FTR anticipates new trailer demand to be approximately 291,000 new trailers in 2015, representing an increase of 9.7% as compared to 2014 while projecting a decrease in 2016 with demand totaling 265,000 trailers. Nevertheless, there remain downside risks relating to issues with both the domestic and global economies, including the housing and construction-related markets in the U.S.

Other potential risks we face as we proceed further into 2015 will primarily relate to our ability to manage the cost and supply of raw materials, commodities and components. Significant increases in the cost of certain commodities, raw materials or components could have an adverse effect on our results of operations. As has been our practice, we endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk that changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions aluminum extrusions and specialty steel coil. At the current and expected demand levels throughout 2015, there may be shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products.

We believe we are well-positioned for long-term growth in the trailer industry because: (1) our core customers are among the strongest participants in the trucking industry; (2) our DuraPlate® and other industry leading brand trailers continue to have increased market acceptance; (3) our focus is on developing solutions that reduce our customers’ trailer maintenance and operating costs providing the best overall value; and (4) our continued expansion of our presence through our Company-owned branch locations and independent dealer network.

Based on the published industry demand forecasts, customer feedback regarding their current requirements, our existing backlog of orders and our continued efforts to be selective in our order acceptance to ensure we obtain appropriate value for our products, we estimate that for the full year 2015 total new trailers sold will be between 62,000 and 66,000, which reflects trailer volumes 8% to 15% higher than 2014 demand levels. As a result of our commitment to recapture margins within our Commercial Trailer Products segment, our expectation for growth in trailer volumes is similar to the expected industry growth rate, and we have already begun to realize the improvements in pricing and profitability and we expect continued improvements during 2015.

We are not relying solely on volume and price recovery within the trailer industry to improve operations and enhance our profitability. We believe our strategic initiative to become a diversified industrial manufacturer will provide us the opportunity to address new markets, enhance our financial profile and reduce the cyclicality within our business. The Diversified Products segment has continued to generate strong revenues and earnings. While demand for some of these products is dependent on the development of new products, customer acceptance of our product solutions and the general expansion of our customer base and distribution channels, we anticipate the long-term growth rate of demand for these products to be equal to or slightly higher than the U.S. gross domestic product. The completion of recent acquisitions has enabled us to further diversify our business, enhance our leadership position in trailer manufacturing and related products and technologies and recognize additional growth and value creation as we actively pursue margin enhancing synergies. In addition, we have been and will continue to focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have included a summary of our Critical Accounting Policies and Estimates in our annual report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the summary provided in that report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices and interest rates. The following discussion provides additional detail regarding our exposure to these risks.

Commodity Prices

We are exposed to fluctuations in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel and copper, as well as other raw material components. Given the historical volatility of certain commodity prices, this exposure can materially impact product costs. We manage commodity price changes by entering into fixed price contracts with our suppliers. As of March 31, 2015, we had $72.5 million in raw material purchase commitments through December 2015 for materials that will be used in the production process, as compared to $71.3 million as of December 31, 2014. With the exception of certain long-term agreements with our core customers, we typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in product prices, our results would be materially and adversely affected.

Interest Rates

As of March 31, 2015, we had no floating rate debt outstanding under our revolving facility. During the three month period ended March 31, 2015, we maintained an average floating rate borrowing level of less than $0.1 million under our revolving line of credit. In addition, as of March 31, 2015, we had outstanding borrowings under our Term Loan Credit Agreement totaling $192.8 million that bear interest at a floating rate, subject to a minimum interest rate. Based on the average borrowings under our revolving facility and the outstanding indebtedness under our Term Loan Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of $0.3 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2015.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal year 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014. See also Note 6, “Contingencies”, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K, for the year ended December 31, 2014, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Our Equity Securities

For the quarter ended March 31, 2015, we repurchased a total of 113,676 shares to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards. Additionally, during this period there were 1,284,776 share repurchases made pursuant to our repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
January 2015	—	$-	—	$60.0
February 2015	676,476	$14.18	562,800	$52.0
March 2015	721,976	$14.32	721,976	$41.7
Total	1,398,452	$14.25	1,284,776	$41.7

ITEM 6.	EXHIBITS

(a)	Exhibits:
	3.01	Certificate of Elimination of Series D Junior Participating Preferred Stock of Wabash National Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 30, 2015)
	4.01	Amendment No. 2 to Rights Agreement dated March 30, 2015 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 30, 2015)
	10.01	Amendment No. 2 to Credit Agreement, dated March 19, 2015, among Wabash National Corporation, Morgan Stanley Senior Funding, Inc. and each lender party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 23, 2015)
	31.01	Certification of Principal Executive Officer
	31.02	Certification of Principal Financial Officer
	32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
	101	Interactive Data File Pursuant to Rule 405 of Regulation S-T

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: April 27, 2015	By:	/s/ Jeffery L. Taylor
Jeffery L. Taylor
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

