Form 10-Q
period 2015-06-30
WABASH NATIONAL CORP /DE
filed 2015-07-28
CIK 879526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015 OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of common stock outstanding at July 23, 2015 was 66,583,943.

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$139,564	$146,113
Accounts receivable	142,312	135,206
Inventories	244,170	177,144
Deferred income taxes	16,141	16,993
Prepaid expenses and other	26,875	10,203
Total current assets	$569,062	$485,659

PROPERTY, PLANT AND EQUIPMENT	134,478	142,892

DEFERRED INCOME TAXES	1,031	-

GOODWILL	149,595	149,603

INTANGIBLE ASSETS	126,504	137,100

OTHER ASSETS	14,132	13,397
	$994,802	$928,651

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$5,513	$496
Current portion of capital lease obligations	1,341	1,458
Accounts payable	137,084	96,213
Other accrued liabilities	105,181	88,690
Total current liabilities	$249,119	$186,857

LONG-TERM DEBT	324,017	324,777

CAPITAL LEASE OBLIGATIONS	5,167	5,796

DEFERRED INCOME TAXES	2,295	2,349

OTHER NONCURRENT LIABILITIES	19,761	18,040

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 66,583,943 and 68,998,069 shares outstanding, respectively	715	709
Additional paid-in capital	641,987	635,606
Accumulated deficit	(177,075)	(216,198)
Accumulated other comprehensive income	(883)	(637)
Treasury stock at cost, 4,963,765 and 1,987,073 common shares, respectively	(70,301)	(28,648)
Total stockholders' equity	$394,443	$390,832
	$994,802	$928,651

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

NET SALES	$514,831	$486,021	$952,428	$844,141

COST OF SALES	442,426	424,408	822,825	735,856

Gross profit	$72,405	$61,613	$129,603	$108,285

GENERAL AND ADMINISTRATIVE EXPENSES	17,852	15,461	35,903	29,933

SELLING EXPENSES	7,184	6,826	13,754	14,090

AMORTIZATION OF INTANGIBLES	5,315	5,471	10,629	10,942

Income from operations	$42,054	$33,855	$69,317	$53,320

OTHER INCOME (EXPENSE):
Interest expense	(4,802)	(5,733)	(9,975)	(11,450)
Other, net	8,069	(1,048)	2,687	(1,016)

Income before income taxes	$45,321	$27,074	$62,029	$40,854

INCOME TAX EXPENSE	16,672	10,835	22,907	17,319

Net income	$28,649	$16,239	$39,122	$23,535

BASIC NET INCOME PER SHARE	$0.42	$0.23	$0.57	$0.34

DILUTED NET INCOME PER SHARE	$0.41	$0.23	$0.55	$0.33

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

NET INCOME	$28,649	$16,239	$39,122	$23,535

Other comprehensive income (loss):
Foreign currency translation adjustment	56	89	(247)	250
Total other comprehensive income (loss)	56	89	(247)	250

COMPREHENSIVE INCOME	$28,705	$16,328	$38,875	$23,785

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014

Cash flows from operating activities
Net income	$39,122	$23,535
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	8,305	8,422
Amortization of intangibles	10,629	10,942
Net gain on the sale of assets	(8,326)	(45)
Deferred income taxes	(218)	16,709
Loss on debt extinguishment	5,620	533
Stock-based compensation	4,539	3,598
Accretion of debt discount	2,262	2,409
Changes in operating assets and liabilities
Accounts receivable	(7,106)	(11,167)
Inventories	(66,756)	(75,823)
Prepaid expenses and other	(3,593)	2,111
Accounts payable and accrued liabilities	57,362	9,078
Other, net	619	1,229
Net cash provided by (used in) operating activities	$42,459	$(8,469)

Cash flows from investing activities
Capital expenditures	(5,350)	(4,152)
Proceeds from the sale of property, plant and equipment	13,168	81
Other, net	(10,000)	4,142
Net cash (used in) provided by investing activities	$(2,182)	$71

Cash flows from financing activities
Proceeds from exercise of stock options	1,847	1,655
Borrowings under revolving credit facilities	416	366
Payments under revolving credit facilities	(416)	(366)
Principal payments under capital lease obligations	(746)	(1,070)
Proceeds from issuance of term loan credit facility	192,845	-
Principal payments under term loan credit facility	(193,327)	(21,385)
Principal payments under industrial revenue bond	(246)	(235)
Debt issuance costs paid	(2,467)	-
Stock repurchase	(41,653)	(1,497)
Other, net	(3,079)	-
Net cash used in financing activities	$(46,826)	$(22,532)

Net decrease in cash and cash equivalents	$(6,549)	$(30,930)
Cash and cash equivalents at beginning of period	146,113	113,262
Cash and cash equivalents at end of period	$139,564	$82,332

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

Inventories are stated at the lower of cost, primarily determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured inventory includes raw material, labor and overhead. Inventories consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Raw materials and components	$76,498	$63,847
Work in progress	30,852	23,145
Finished goods	110,709	68,923
Aftermarket parts	9,423	8,446
Used trailers	16,688	12,783
	$244,170	$177,144

3.	DEBT

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2015	2014
Convertible senior notes	$150,000	$150,000
Term loan credit agreement	192,363	192,845
Industrial revenue bond	1,399	1,645
	$343,762	$344,490
Less: unamortized discount	(14,232)	(19,217)
Less: current portion	(5,513)	(496)
	$324,017	$324,777

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

The Notes are convertible by their holders into cash, shares of the Company’s common stock or any combination thereof at the Company’s election, at an initial conversion rate of 85.4372 shares of the Company’s common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events as described in the indenture for the Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date. As of June 30, 2015, the Notes were not convertible based on the above criteria. If the Notes were converted as of June 30, 2015, the if-converted value would exceed the principal amount by approximately $11 million.

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

The Company applies the treasury stock method in calculating the dilutive impact of the Notes. For the three and six month periods ended June 30, 2015, the Notes had a dilutive impact.

The following table summarizes information about the equity and liability components of the Notes (dollars in thousands). The fair value of the Notes outstanding were measured based on quoted market prices.

	June 30,	December 31,
	2015	2014
Principal amount of the Notes outstanding	$150,000	$150,000
Unamortized discount of liability component	(13,308)	(15,399)
Net carrying amount of liability component	136,692	134,601
Less: current portion	-	-
Long-term debt	$136,692	$134,601
Carrying value of equity component, net of issuance costs	$20,993	$20,993
Remaining amortization period of discount on the liability component	2.8 years	3.3 years

Contractual coupon interest expense and accretion of discount on the liability component for the Notes for the three and six month periods ended June 30, 2015 and 2014 were as follow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Contractual coupon interest expense	$1,266	$1,266	$2,531	$2,531
Accretion of discount on the liability component	$1,055	$985	$2,091	$1,953

Revolving Credit Agreement

On June 4, 2015, the Company entered into a Joinder and First Amendment to Amended and Restated Credit Agreement, First Amendment to Amended and Restated Security Agreement and First Amendment to Amended and Restated Guaranty Agreement (the “Amendment”) by and among the Company, certain of its subsidiaries designated as Loan Parties (as defined in the Amendment), Wells Fargo Capital Finance, LLC, as arranger and administrative agent (the “Agent”), and the other Lenders party thereto. The Amendment amends, among other things, the Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), dated as of May 8, 2012, among the Company, certain subsidiaries of the Company from time to time party thereto (together with the Company, the “Borrowers”), the several lenders from time to time party thereto, and the Agent which provides for, among other things, a five year, $150 million senior secured revolving credit facility (the “Credit Facility”).

The Amendment, among other things (i) increases the total commitments under the Credit Facility from $150 million to $175 million, and (ii) extends the maturity date of the Credit Facility from May 8, 2017 to June 4, 2020, but provides for an accelerated maturity in the event the Company’s outstanding Notes are not converted, redeemed, repurchased or refinanced in full on or before the date that is 121 days prior to the maturity date thereof and the Company is not then maintaining, and continues to maintain until the Notes are converted, redeemed, repurchased or refinanced in full, (x) Liquidity of at least $125 million and (y) availability under the Credit Facility of at least $25 million. Liquidity, as defined in the Credit Agreement, reflects the difference between (i) the sum of (A) unrestricted cash and cash equivalents and (B) availability under the Credit Facility and (ii) the amount necessary to fully redeem the Notes.

In addition, the Amendment (i) provides that borrowings under the Credit Facility will bear interest, at the Borrowers’ election, at (x) LIBOR plus a margin ranging from 150 basis points to 200 basis points (in lieu of the previous range from 175 basis points to 225 basis points), or (y) a base rate plus a margin ranging from 50 basis points to 100 basis points (in lieu of the previous range from 75 basis points to 125 basis points), in each case, based upon the monthly average excess availability under the Credit Facility, (ii) provides that the monthly unused line fee shall be equal to 25 basis points (which amount was previously 37.5 basis points) times the average unused availability under the Credit Facility, (iii) provides that if availability under the Credit Facility is less than 12.5% (which threshold was previously 15%) of the total commitment under the Credit Facility or if there exists an event of default, amounts in any of the Borrowers’ and the subsidiary guarantors’ deposit accounts (other than certain excluded accounts) will be transferred daily into a blocked account held by the Agent and applied to reduce the outstanding amounts under the Credit Facility, (iv) provides that the Company will be required to maintain a minimum fixed charge coverage ratio of not less than 1.1 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Credit Facility is less than 10% (which threshold was previously 12.5%) of the total commitment under the Credit Facility and (v) amends certain negative covenants in the Credit Agreement.

The Credit Agreement is guaranteed by certain of the Company’s subsidiaries (the “Revolver Guarantors”) and is secured by (i) first priority security interests (subject only to customary permitted liens and certain other permitted liens) in substantially all personal property of the Borrowers and the Revolver Guarantors, consisting of accounts receivable, inventory, cash, deposit and securities accounts and any cash or other assets in such accounts and, to the extent evidencing or otherwise related to such property, all general intangibles, licenses, intercompany debt, letter of credit rights, commercial tort claims, chattel paper, instruments, supporting obligations, documents and payment intangibles (collectively, the “Revolver Priority Collateral”), and (ii) second-priority liens on and security interests in (subject only to the liens securing the Term Loan Credit Agreement, customary permitted liens and certain other permitted liens) (A) equity interests of each direct subsidiary held by the Borrower and each Revolving Guarantor (subject to customary limitations in the case of the equity of foreign subsidiaries), and (B) substantially all other tangible and intangible assets of the Borrowers and the Revolving Guarantors including equipment, general intangibles, intercompany notes, insurance policies, investment property, intellectual property and material owned real property (in each case, except to the extent constituting Revolver Priority Collateral) (collectively, the “Term Priority Collateral”). The respective priorities of the security interests securing the Credit Agreement and the Term Loan Credit Agreement are governed by an Intercreditor Agreement between the Revolver Agent and the Term Agent (as defined below) (the “Intercreditor Agreement”).

Subject to the terms of the Intercreditor Agreement, if the covenants under the Credit Agreement are breached, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral. Other customary events of default in the Credit Agreement include, without limitation, failure to pay obligations when due, initiation of insolvency proceedings, defaults on certain other indebtedness, and the incurrence of certain judgments that are not stayed, satisfied, bonded or discharged within 30 days.

As of June 30, 2015, the Company had no outstanding borrowings under the Credit Agreement and was in compliance with all covenants. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the revolving credit facility, amounted to $308.3 million as of June 30, 2015.

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

On March 19, 2015, the Company entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2”). As of the Amendment No. 2 date, there was $192.8 million of the Tranche B-1 Loans outstanding. Under Amendment No. 2, the lenders agreed to provide to the Company term loans in an aggregate principal amount of $192.8 million (the “Tranche B-2 Loans”), which were used to refinance the outstanding Tranche B-1 Loans. The Tranche B-2 Loans mature on March 19, 2022, but provide for an accelerated maturity in the event the Company’s outstanding Notes are not converted, redeemed, repurchased or refinanced in full on or before the date that is 91 days prior to the maturity date thereof and the Company is not then maintaining, and continues to maintain until the Notes are converted, redeemed, repurchased or refinanced in full, liquidity of at least $125 million. Liquidity, as defined in the Term Loan Credit Agreement, reflects the difference between (i) the sum of (A) unrestricted cash and cash equivalents and (B) the amount available and permitted to be drawn under the Company’s existing Revolving Credit Agreement and (ii) the amount necessary to fully redeem the Notes. The Tranche B-2 Loans shall amortize in equal quarterly installments in aggregate amounts equal to 0.25% of the original principal amount of the Tranche B-2 Loans, with the balance payable at maturity, and will bear interest at a rate, at the Company’s election, equal to (i) LIBOR (subject to a floor of 1.00%) plus a margin of 3.25% or (ii) a base rate plus a margin of 2.25%.

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

Additionally, Amendment No. 2 amends the Term Loan Credit Agreement by (i) removing the maximum senior secured leverage ratio test, (ii) modifying the accordion feature, as described in the Term Loan Credit Agreement, to provide for a senior secured incremental term loan facility in an aggregate amount not to exceed the greater of (A) $75 million (less the aggregate amount of (1) any increases in the maximum revolver amount under the Company’s existing Credit Agreement and (2) certain permitted indebtedness incurred for the purpose of prepaying or repurchasing the Convertible Notes) and (B) an amount such that the senior secured leverage ratio would not be greater than 3.00 to 1.00, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the Term Loan Credit Agreement, to provide such increased amounts. The senior secured leverage ratio is defined in the Term Loan Credit Agreement and reflects a ratio of consolidated net total secured indebtedness to consolidated EBITDA and (iii) amending certain negative covenants.

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

During the second quarter of 2015 and in connection with the $13.1 million sale of the Company’s former Retail branch real estate in Fontana, California and Portland, Oregon, the Company is required, under the Term Loan Agreement, to reinvest amounts up to $10.0 million for qualified assets within 12 months of the sale. Further, a mandatory principal payment is required for asset sales greater than $10.0 million, with the amount of the required payment equal to the excess above $10.0 million, or $3.1 million. However, the lenders of the Term Loan Credit Agreement approved a waiver providing the Company the opportunity to use the excess proceeds to exercise a purchase option on a capital lease obligation for one of the Company’s existing manufacturing facilities. The Company had 120 days to close on this transaction and in the event the Company did not close, the excess proceeds were to be used for a mandatory principal payment on the Term Loan Credit Agreement. Given these restrictions on use, the $13.1 million of proceeds from the real estate sale described above have been included in Prepaid expenses and other on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2015. On July 10, 2015, the Company executed the early buyout option on the existing lease referenced above and satisfied the requirements under the waiver.

For the six months ended June 30, 2015 and 2014, under the Term Loan Credit Agreement the Company paid interest of $4.3 million and $5.4 million, respectively, and principal of $0.5 million and $21.4 million, respectively. As of June 30, 2015, the Company had $192.4 million outstanding under the Term Loan Credit Agreement, of which $5.0 million was classified as current on the Company’s Condensed Consolidated Balance Sheet as a result of Amendment No. 2 of the Term Loan Credit Agreement which requires a mandatory 1% per year principal payment and includes a mandatory principal payment for the asset sales in excess of $10.0 million, as described above.

For the six months ended June 30, 2015 and 2014, the Company charged $0.2 million and $0.5 million, respectively, of amortization for original issuance discount fees as Interest Expense in the Condensed Consolidated Statements of Operations. In addition, for the six months ended June 30, 2015 the Company charged $5.3 million of accelerated amortization and related fees in connection with Amendment No. 2 included in Other, net in the Condensed Consolidated Statements of Operations. Additionally, in connection with Amendment No. 2 of the Term Loan Credit Agreement, the Company paid a total of $0.9 million in original issuance discount fees which are being amortized over the life of the amended Term Loan Credit Agreement using the effective interest rate method.

Other Debt Facilities

In November 2012, the Company entered into a loan agreement with GE Government Finance, Inc. as lender and the County of Trigg, Kentucky as issuer for a $2.5 million Industrial Revenue Bond. The funds received were used to purchase the equipment needed for the expansion of the Company’s Cadiz, Kentucky facility. The loan bears interest at a rate of 4.25% and matures in March 2018. As of June 30, 2015, the Company had $1.4 million outstanding, of which $0.5 million was classified as current on the Condensed Consolidated Balance Sheet.

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

The investments purchased by the Company (asset) include mutual funds, $0.5 million of which are classified as Level 1, and life-insurance contracts valued based on the performance of underlying mutual funds, $8.7 million of which are classified as Level 2.

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

Estimated Fair Value of Debt

The estimated fair value of long-term debt at June 30, 2015 consists primarily of the Notes and borrowings under its Term Loan Credit Agreement (see Note 3). The fair value of the Notes, the Term Loan Credit Agreement and the revolving credit facility are based upon third party pricing sources, which generally do not represent daily market activity, nor does it represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the revolving credit facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings. All other debt and capital lease obligations approximate their fair value as determined by discounted cash flows and are classified as Level 3.

The Company’s carrying and estimated fair value of debt at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015				December 31, 2014
	Carrying	Fair Value			Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Instrument
Convertible senior notes	$136,692	$-	$186,525	$-	$134,601	$-	$188,490	$-
Term loan credit agreement	191,439	-	192,844	-	189,027	-	192,845	-
Industrial revenue bond	1,399	-	-	1,399	1,645	-	-	1,645
Capital lease obligations	6,508	-	-	6,508	7,254	-	-	7,254
	$336,038	$-	$379,369	$7,907	$332,527	$-	$381,335	$8,899

5.	STOCK-BASED COMPENSATION

The Company recognizes all share-based payments based upon their fair value. To value new stock option awards the Company uses a binomial option-pricing model, which incorporates various assumptions including expected volatility, expected term, dividend yield and risk-free interest rates. The expected volatility is based upon the Company’s historical experience. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate utilized for periods throughout the contractual life of the options are based upon U.S. Treasury security yields at the time of grant. The Company also grants restricted stock units subject to service, performance and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance based units is based on the market price of a share of underlying common stock at the date of grant. The fair value of the market based units is based on a lattice valuation model. The amount of compensation costs related to stock options, restricted stock units and performance units not yet recognized was $14.4 million at June 30, 2015, for which the expense will be recognized through 2018.

6.	CONTINGENCIES

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, and is periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations"). As of June 30, 2015, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

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

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil. On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damages amount is approximately R$26.7 million (Brazilian Reais), which is approximately $8.5 million U.S. dollars using current exchange rates and exclusive of any potentially court-imposed interest, fees or inflation adjustments (which are currently estimated at a maximum of approximately $59 million, at current exchange rates, but may change with the passage of time and/or the discretion of the court at the time of final judgment in this matter). Due, in part, to the amount and type of damages awarded by the Fourth Civil Court of Curitiba, Wabash immediately filed for clarification of the judgment. The Fourth Civil Court has issued its clarification of judgment, leaving the underlying decision unchanged and referring the parties to the State of Paraná Court of Appeals for any further appeal of the decision. As such, Wabash filed its notice of appeal with the Court of Appeals, as well as its initial appeal papers, on April 22, 2013. The Court of Appeals has the authority to re-hear all facts presented to the lower court, as well as to reconsider the legal questions presented in the case, and to render a new judgment in the case without regard to the lower court’s findings. Pending outcome of this appeal process, the judgment is not enforceable by the plaintiff. Any ruling from the Court of Appeals is not expected before the fourth quarter of 2015, at the earliest, and, accordingly, the judgment rendered by the lower court cannot be enforced prior to that time, and may be overturned or reduced as a result of this process. The Company believes that the claims asserted by BK are without merit and it intends to continue to vigorously defend its position. The Company has not recorded a charge with respect to this loss contingency as of June 30, 2015. Furthermore, at this time, the Company does not have sufficient information to predict the ultimate outcome of the case and is unable to reasonably estimate the amount of any possible loss or range of loss that it may be required to pay at the conclusion of the case. The Company will reassess the need for the recognition of a loss contingency upon official assignment of the case in the Court of Appeals, upon a decision to settle this case with the plaintiffs or an internal decision as to an amount that the Company would be willing to settle or upon the outcome of the appeals process.

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

Walker Acquisition

In connection with the Company’s acquisition of Walker in May 2012, there is an outstanding claim of approximately $2.9 million for unpaid benefits that is currently in dispute and that is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

Bulk Tank International, S. de R.L. de C.V. (“Bulk”) entered into agreements in 2011 with the Mexican federal environmental agency, PROFEPA, and the applicable state environmental agency, PROPAEG, pursuant to PROFEPA’s and PROPAEG’s respective environmental audit programs to resolve noncompliance with federal and state environmental laws at Bulk’s Guanajuato facility. Bulk completed all required corrective actions and received a Certification of Clean Industry from PROPAEG, and is seeking the same certification from PROFEPA, which the Company expects it will receive by early 2016, following the conclusion of a final audit process that began in December 2014. As a result, the Company does not expect that this matter will have a material adverse effect on its financial condition or results of operations.

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

In September 2003, the Company was noticed as a PRP by the EPA pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site (the “Superfund Site”) pursuant to CERCLA. The EPA’s allegation that the Company was a PRP arises out of the Company’s acquisition of a former branch facility located approximately five miles from the original Superfund Site. The Company acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002. In June 2010, the Company was contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that the Company contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010. The Company initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from the Company. If the settlement is approved by all parties, it will prevent any third party from successfully bringing claims against the Company for environmental contamination relating to this former branch property. The Company has been awaiting approval from the ADEQ since the settlement was first proposed in July 2010. Based on communications with the RID and ADEQ in June 2015, the Company does not expect to receive a response regarding the approval of the settlement from the ADEQ for, at least, several additional months. Based upon the Company’s limited period of ownership of the former branch property, and the fact that it no longer owns the former branch property, it does not anticipate that the ADEQ will reject the proposed settlement, but no assurance can be given at this time as to the ADEQ’s response to the settlement proposal. The proposed settlement terms have been accrued and did not have a material adverse effect on the Company’s financial condition or results of operations, and the Company believes that any ongoing proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

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

Per share results have been calculated based on the average number of common shares outstanding. The calculation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic net income per share:
Net income applicable to common stockholders	$28,649	$16,239	$39,122	$23,535
Undistributed earnings allocated to participating securities	-	(88)	-	(189)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$28,649	$16,151	$39,122	$23,346
Weighted average common shares outstanding	67,591	68,938	68,158	68,805
Basic net income per share	$0.42	$0.23	$0.57	$0.34

Diluted net income per share:
Net income applicable to common stockholders	$28,649	$16,239	$39,122	$23,535
Undistributed earnings allocated to participating securities	-	(88)	-	(189)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$28,649	$16,151	$39,122	$23,346

Weighted average common shares outstanding	67,591	68,938	68,158	68,805
Dilutive shares from assumed conversion of convertible senior notes	2,047	1,877	1,888	1,734
Dilutive stock options and restricted stock	1,056	742	1,076	785
Diluted weighted average common shares outstanding	70,694	71,557	71,122	71,324
Diluted net income per share	$0.41	$0.23	$0.55	$0.33

Average diluted shares outstanding for the three and six month periods ended June 30, 2015 and 2014 exclude options to purchase common shares totaling 591 and 536, respectively, and 574 and 556, respectively, because the exercise prices were greater than the average market price of the common shares. In addition, the calculation of diluted net income per share for the three and six month periods ended June 30, 2015 and 2014 includes the impact of the Company’s Notes as the average stock price of the Company’s common stock during these periods was above the initial conversion price of approximately $11.70 per share.

8.	INCOME TAXES

The Company recognized income tax expense of $22.9 million in the first six months of 2015 compared to $17.3 million for the same period in the prior year. The effective tax rate for the first six months of 2015 was 36.9%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes and the benefit of the U.S. Internal Revenue Code domestic manufacturing deduction. The effective tax rate for the first six months of 2014 was 42.4%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes and the revaluation of the Company’s net deferred tax assets due to a reduction in its state and local statutory income tax rates.

9.	OTHER ACCRUED LIABILITIES

The following table presents major components of Other Accrued Liabilities (in thousands):

	June 30,	December 31,
	2015	2014
Customer deposits	$32,314	$21,680
Payroll and related taxes	29,703	30,362
Warranty	16,099	15,462
Accrued taxes	9,331	8,371
Self-insurance	8,811	7,543
All other	8,923	5,272
	$105,181	$88,690

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2015	2014
Balance as of January 1	$15,462	$14,719
Provision for warranties issued in current year	3,503	2,991
Recovery of pre-existing warranties	(289)	(121)
Payments	(2,577)	(2,599)
Balance as of June 30	$16,099	$14,990

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

	Commercial	Diversified		Corporate and
Three Months Ended June 30,	Trailer Products	Products	Retail	Eliminations	Consolidated
2015
Net sales
External customers	$375,076	$94,516	$45,239	$-	$514,831
Intersegment sales	19,439	3,422	227	(23,088)	-
Total net sales	$394,515	$97,938	$45,466	$(23,088)	$514,831

Income (Loss) from operations	$39,013	$8,983	$1,363	$(7,305)	$42,054
Reconciling items to income before income taxes
Interest expense					(4,802)
Other, net					8,069
Income before income taxes					$45,321

2014
Net sales
External customers	$319,287	$115,367	$51,367	$-	$486,021
Intersegment sales	16,656	3,977	217	(20,850)	-
Total net sales	$335,943	$119,344	$51,584	$(20,850)	$486,021

Income (Loss) from operations	$22,022	$14,175	$1,281	$(3,623)	$33,855
Reconciling items to income before income taxes
Interest expense					(5,733)
Other, net					(1,048)
Income before income taxes					$27,074

	Commercial	Diversified		Corporate and
Six Months Ended June 30,	Trailer Products	Products	Retail	Eliminations	Consolidated
2015
Net sales
External customers	$668,818	$195,557	$88,053	$-	$952,428
Intersegment sales	40,201	6,373	553	(47,127)	-
Total net sales	$709,019	$201,930	$88,606	$(47,127)	$952,428

Income (Loss) from operations	$61,783	$19,594	$2,489	$(14,549)	$69,317
Reconciling items to income before income taxes
Interest expense					(9,975)
Other, net					2,687
Income before income taxes					$62,029

2014
Net sales
External customers	$526,785	$220,630	$96,726	$-	$844,141
Intersegment sales	37,109	6,767	494	(44,370)	-
Total net sales	$563,894	$227,397	$97,220	$(44,370)	$844,141

Income (Loss) from operations	$30,782	$27,572	$2,331	$(7,365)	$53,320
Reconciling items to income before income taxes
Interest expense					(11,450)
Other, net					(1,016)
Income before income taxes					$40,854

b. Product Information

The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
Three Months Ended June 30,	$	$	$	$	%
2015
New trailers	365,325	51,236	19,117	435,678	84.6
Used trailers	4,931	1,323	4,295	10,549	2.0
Components, parts and service	1,548	20,094	21,558	43,200	8.4
Equipment and other	3,272	21,863	269	25,404	5.0
Total net external sales	375,076	94,516	45,239	514,831	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
2014	$	$	$	$	%
New trailers	306,181	54,090	24,311	384,582	79.1
Used trailers	8,584	1,259	5,167	15,010	3.1
Components, parts and service	688	30,208	20,942	51,838	10.7
Equipment and other	3,834	29,810	947	34,591	7.1
Total net external sales	319,287	115,367	51,367	486,021	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
Six Months Ended June 30,	$	$	$	$	%
2015
New trailers	652,746	105,253	38,952	796,951	83.7
Used trailers	6,774	2,491	6,866	16,131	1.7
Components, parts and service	2,813	40,703	41,500	85,016	8.9
Equipment and other	6,485	47,110	735	54,330	5.7
Total net external sales	668,818	195,557	88,053	952,428	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Consolidated
2014	$	$	$	$	%
New trailers	499,180	108,938	44,582	652,700	77.3
Used trailers	19,832	2,437	8,806	31,075	3.7
Components, parts and service	1,268	50,628	41,640	93,536	11.1
Equipment and other	6,505	58,627	1,698	66,830	7.9
Total net external sales	526,785	220,630	96,726	844,141	100.0

12.	NEW ACCOUNTING PRONOUNCEMENTS

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report of Wabash National Corporation (the “Company”, “Wabash” or “we”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forward-looking statements” include, but are not limited to, statements regarding:

•	our business plan;

•	our expected revenues, income or loss and capital expenditures;
•	our ability to manage our indebtedness;

•	our strategic plan and plans for future operations;

•	financing needs, plans and liquidity, including for working capital and capital expenditures;

•	our ability to achieve sustained profitability;

•	reliance on certain customers and corporate relationships;

•	our ability to diversify the product offerings of non-trailer businesses and opportunities to leverage the acquired Walker and Beall businesses to grow sales in our existing products;
•	availability and pricing of raw materials;

•	availability of capital and financing;

•	dependence on industry trends;

•	dependence on market conditions in our customers end-markets;

•	the outcome of any pending litigation;

•	export sales and new markets;

•	engineering and manufacturing capabilities and capacity;

•	acceptance of new technology and products;

•	government regulation; and
•	assumptions relating to the foregoing.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.9	87.3	86.4	87.2
Gross profit	14.1	12.7	13.6	12.8

General and administrative expenses	3.5	3.2	3.8	3.5
Selling expenses	1.4	1.4	1.4	1.7
Amortization of intangibles	1.0	1.1	1.1	1.3
Income from operations	8.2	7.0	7.3	6.3

Interest expense	(0.9)	(1.2)	(1.0)	(1.4)
Other, net	1.5	(0.2)	0.2	(0.1)
Income before income taxes	8.8	5.6	6.5	4.8

Income tax expense	3.2	2.3	2.4	2.0
Net income	5.6%	3.3%	4.1%	2.8%

For the three and six month period ended June 30, 2015, we recorded net sales of $514.8 million and $952.4 million, respectively, compared to $486.0 million and $844.1 million, respectively, in the prior year periods. Net sales for the three month period ended June 30, 2015 increased $28.8 million, or 5.9%, compared to the prior year period due primarily to an increase in new trailer shipments of approximately 1,950 units, or 13.0%, partially offset by lower volume in our composite product offerings and non-trailer related equipment. Gross profit margin increased to 14.1% in the second quarter of 2015 compared to 12.7% in the prior year period driven by higher volumes, improved pricing and continued manufacturing efficiencies. We continue to be encouraged by the strong demand in the overall trailer market throughout the first six months of 2015, and our expectation is that overall industry shipment and production levels will remain above replacement demand for the remainder of 2015 as many key structural and market drivers continue to support healthy demand for new trailers. In addition, we expect to continue to deliver improvements in our financial and operational results as we further optimize our production facilities, continue to expand our customer base and focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

For the three month period ended June 30, 2015, selling, general and administrative expenses increased $2.7 million as compared to the same period in 2014. This increase is due to higher salaries and employee related costs, including employee incentive programs. As a percentage of net sales, selling, general and administrative expenses increased to 4.9% in the second quarter of 2015 as compared to 4.6% in the prior year period. For the six month period ended June 30, 2015, selling, general and administrative expenses as a percentage of sales were 5.2%, consistent with the prior year period.

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

Three Months Ended June 30, 2015

Net Sales

Net sales in the second quarter of 2015 increased $28.8 million, or 5.9%, compared to the second quarter of 2014. By business segment, net external sales and related units sold were as follows (dollars in millions):

	Three Months Ended June 30,
				Change
	2015		2014	$	%
Sales by Segment
Commercial Trailer Products	$375.1		$319.3	$55.8	17.5
Diversified Products	94.5		115.3	(20.8)	(18.0)
Retail	45.2		51.4	(6.2)	(12.1)
Total	$514.8		$486.0	$28.8	5.9

New Trailers		(units)
Commercial Trailer Products	15,400		13,150	2,250	17.1
Diversified Products	800		850	(50)	(5.9)
Retail	700		950	(250)	(26.3)
Total	16,900		14,950	1,950	13.0

Used Trailers		(units)
Commercial Trailer Products	300		1,150	(850)	(73.9)
Diversified Products	50		50	-	-
Retail	300		550	(250)	(45.5)
Total	650		1,750	(1,100)	(62.9)

Commercial Trailer Products segment sales were $375.1 million for the second quarter of 2015, an increase of $55.8 million, or 17.5%, compared to the second quarter of 2014. Trailers shipped during the second quarter of 2015 totaled 15,400 trailers compared to 13,150 trailers in the prior year period, a 17.1% increase, due to strong customer demand. The increase in trailer shipments and a 2.1% increase in the average selling price of trailers as compared to the prior year period primarily drove the increase in sales. Used trailer sales decreased $3.7 million, or 42.6%, compared to the previous year period primarily due to decreased availability of product through fleet trade packages, as approximately 850 fewer used trailers shipped in the second quarter of 2015 compared to the prior year period.

Diversified Products segment sales were $94.5 million for the second quarter of 2015, down $20.8 million, or 18.0%, compared to the second quarter of 2014. New trailer sales decreased $2.9 million, or 5.3%, from the prior year period as new trailer shipments during the second quarter of 2015 totaled 800 units, a slight decrease from the 850 trailers shipped during the prior year period due primarily to delays in customer pick-ups. Sales of our composite product offerings decreased $10.6 million, or 38.2%, as compared to the previous year period due to lower volume. Equipment sales decreased $7.9 million, or 26.7%, compared to the prior year period as a result of lower demand for our non-trailer truck mounted equipment and other engineered products.

Retail segment sales were $45.2 million in the second quarter of 2015, down $6.2 million, or 12.1%, compared to the prior year period primarily due to a decrease in retail locations resulting from the transition of three West Coast branches to independent dealers in May 2014. New trailer sales decreased $5.2 million, or 21.4%, as compared to the prior year period as new trailer shipments of 700 represented a decrease of 250 trailers, or 26.3%, from the 950 new trailer shipments in the prior year period. Used trailer sales were down $0.9 million, or 16.9%, as 300 fewer used trailers shipped in the second quarter of 2015 compared to the prior year period. Parts and service sales were up $0.6 million, or 2.9%, compared to the prior year period.

Cost of Sales

Cost of sales for the second quarter of 2015 was $442.4 million, an increase of $18.0 million, or 4.2%, compared to the second quarter of 2014. As a percentage of net sales, cost of sales was 85.9% in the second quarter of 2015 compared to 87.3% in the second quarter of 2014.

Commercial Trailer Products segment cost of sales, as detailed in the following table, was $328.9 million for the second quarter of 2015, an increase of $37.6 million, or 12.9%, compared to the second quarter of 2014. As a percentage of net sales, cost of sales was 87.7% for the current quarter compared to 91.2% in the prior year period.

	Three Months Ended June 30,
Commercial Trailer Products Segment	2015		2014
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$264.5	70.5%	$232.3	72.8%
Other Manufacturing Costs	64.4	17.2%	59.0	18.4%
	$328.9	87.7%	$291.3	91.2%

Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses. Commercial Trailer Products material costs were 70.5% of net sales in the second quarter of 2015 compared to 72.8% for the same period in 2014. The 2.3% decrease was primarily driven by improved pricing as compared to the prior year period. Other manufacturing costs increased $5.4 million in the current year period as compared to the prior year period, resulting from increased variable costs related to increases in new trailer production volumes. As a percentage of sales, other manufacturing costs decreased from 18.4% in the second quarter of 2014 to 17.2% in the 2015 period due to increased leverage of fixed costs from higher production and a reduction in variable manufacturing cost through improved productivity.

Diversified Products segment cost of sales was $72.9 million in the second quarter of 2015, a decrease of $16.1 million, or 18.1%, compared to the same period in 2014. As a percentage of net sales, prior to the elimination of intersegment sales, cost of sales was 77.9% in the second quarter of both 2015 and 2014. Cost of sales as a percentage of net sales remained consistent compared to prior year period in spite of lower volumes due primarily to product mix.

Retail segment cost of sales was $39.9 million in the second quarter of 2015 as compared to $45.6 million in the prior year period. As a percentage of net sales, prior to the elimination of intersegment sales, cost of sales was 88.3% for the second quarter of 2015 compared to 88.9% for the same period in 2014. The decrease in cost of sales as a percentage of net sales was primarily the result of product mix driven by an increased percentage of sales from our higher margin parts and service product lines in the second quarter of 2015 as compared to the previous year period.

Gross Profit

Gross profit was $72.4 million in the second quarter of 2015, an increase of $10.8 million from the prior year period. Gross profit as a percentage of sales was 14.1% for the current quarter and 12.7% for the same period in 2014. Gross profit by segment was as follows (in millions):

	Three Months Ended June 30,
			Change
	2015	2014	$	%
Gross Profit by Segment:
Commercial Trailer Products	$46.1	$28.0	$18.1	64.6
Diversified Products	21.6	26.4	(4.8)	(18.2)
Retail	5.3	5.7	(0.4)	(7.0)
Corporate and Eliminations	(0.6)	1.5	(2.1)
Total	$72.4	$61.6	$10.8	17.5

Commercial Trailer Products segment gross profit was $46.1 million for the second quarter of 2015 compared to $28.0 million for the second quarter of 2014. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 11.7% in the second quarter of 2015 compared to 8.3% in the 2014 period. The increase in gross profit margin as compared to the prior year period was primarily driven by the increase in new trailer volumes, an improved pricing environment and operational efficiencies.

Diversified Products segment gross profit was $21.6 million for the second quarter of 2015 compared to $26.4 million in the same quarter of 2014. Gross profit prior to the elimination of intersegment sales, as a percentage of sales, was 22.1% in the second quarter of both 2015 and 2014 in spite of lower volumes. The decrease in gross profit as compared to the prior year period was due primarily to lower volume and continued competitive market pressures within certain product lines.

Retail segment gross profit was $5.3 million for the second quarter of 2015 compared to $5.7 million in the second quarter of 2014. Gross profit prior to the elimination of intersegment sales, as a percentage of sales, for the second quarter of 2015 was 11.7% compared to 11.1% for the prior year period. The increase in gross profit margin was the result of product mix.

General and Administrative Expenses

General and administrative expenses for the second quarter of 2015 increased $2.4 million, or 15.5%, from the prior year period as a result of a $2.1 million increase in salaries and employee related costs, including employee incentive programs, and a $0.3 million increase in technology costs. As a percentage of sales, general and administrative expenses were 3.5% for the current quarter as compared to 3.2% for the second quarter of 2014.

Selling Expenses

Selling expenses were $7.2 million in the second quarter of 2015, an increase of $0.4 million, or 5.9%, compared to the prior year period primarily due to an increase in employee incentive programs. As a percentage of net sales, selling expenses were 1.4% for the second quarter of 2015, consistent with the prior year period.

Amortization of Intangibles

Amortization of intangibles was $5.3 million for the second quarter of 2015 compared to $5.5 million in the prior year period. Amortization of intangibles for both periods primarily includes amortization expense recognized for intangible assets recorded from the acquisition of Walker in May 2012 and certain assets of Beall in February 2013.

Other Income (Expense)

Interest expense for the second quarter of 2015 totaled $4.8 million compared to $5.7 million in the second quarter of 2014. Interest expense for both periods is primarily related to interest and non-cash accretion charges on our Convertible Senior Notes and Term Loan Credit Agreement. The decrease from the previous year period is primarily due to lower outstanding loan commitments through voluntary debt payments made over the previous year as well as reduced interest rates obtained in amendments to our Revolving Credit Agreement and Term Loan Credit Agreement during 2015.

Other, net for the second quarter of 2015 represented income of $8.1 million as compared to an expense of $1.0 million for the prior year period. The current year period primarily consists of an $8.3 million gain on the sale of our former Retail branch real estate in Fontana, California and Portland, Oregon, partially offset by a $0.3 million loss incurred in connection with the amendment to our Revolving Credit Agreement in June 2015 (see “Revolving Credit Agreement” section below for further details). The prior year period includes a loss on early extinguishment of debt of $0.5 million representing the charge for debt issuance costs recognized on a voluntary principal payment made on our Term Loan Credit Agreement as well as a $0.6 million loss on the transition of three of our Retail branch locations to independent dealer facilities.

Income Taxes

We recognized income tax expense of $16.7 million in the second quarter 2015 compared to $10.8 million for the same period in the prior year. The effective tax rate for the second three months of 2015 was 36.8%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes and the benefit of the U.S. Internal Revenue Code domestic manufacturing deduction.

Six Months Ended June 30, 2015

Net Sales

Net sales for the first six months of 2015 increased $108.3 million, or 12.8%, compared to the first six months of 2014. By business segment, net external sales and related units sold were as follows (dollars in millions):

	Six Months Ended June 30,
				Change
	2015		2014	$	%
Sales by Segment
Commercial Trailer Products	$668.8		$526.8	$142.0	27.0
Diversified Products	195.6		220.6	(25.0)	(11.3)
Retail	88.0		96.7	(8.7)	(9.0)
Total	$952.4		$844.1	$108.3	12.8

New Trailers		(units)
Commercial Trailer Products	28,100		21,500	6,600	30.7
Diversified Products	1,700		1,700	-	-
Retail	1,450		1,700	(250)	(14.7)
Total	31,250		24,900	6,350	25.5

Used Trailers		(units)
Commercial Trailer Products	400		2,850	(2,450)	(86.0)
Diversified Products	100		100	-	-
Retail	500		900	(400)	(44.4)
Total	1,000		3,850	(2,850)	(74.0)

Commercial Trailer Products segment sales were $668.8 million for the first six months of 2015, an increase of $142.0 million, or 27.0%, compared to the same period of 2014. Trailers shipped during the first six months of 2015 totaled 28,100 trailers compared to 21,500 trailers in the prior year period, a 30.7% increase, due to strong customer demand and resulted in an increase in sales. The average selling price remained flat as compared to the prior year period as improved pricing was offset by product mix. Used trailer sales decreased $13.1 million, or 65.8%, compared to the previous year period primarily due to decreased availability of product through fleet trade packages, as approximately 2,450 fewer used trailers shipped in the first six months of 2015 compared to the prior year period.

Diversified Products segment sales were $195.6 million for the first six months of 2015, down $25.0 million, or 11.3%, compared to the first six months of 2014. New trailer shipments for the first six months of 2015 totaled approximately 1,700, and were comparable to the prior year period, while new trailer sales decreased $3.7 million, or 3.4%, as a result of product mix and competitive market pressures within certain product lines, which collectively lowered average selling prices by 3.2% as compared to the prior year period. Sales of our composite product offerings decreased $10.3 million, or 23.1%, as compared to the previous year period as a result of lower volume. Equipment sales decreased $11.5 million, or 19.6%, compared to the prior year period as a result of lower demand for our non-trailer truck mounted equipment and other engineered products.

Retail segment sales were $88.0 million in the first six months of 2015, down $8.7 million, or 9.0%, compared to the prior year period primarily due to fewer retail locations resulting from the transition of three of our former West Coast branches to independent dealers in May 2014. New trailer shipments in the first six months of 1,450 was 250 lower, or 14.7%, compared to the prior year period resulting in a new trailer sales decrease of $5.6 million, or 12.6%. Used trailer sales were down $1.9 million as approximately 400 fewer used trailers shipped in the first six months of 2015 compared to the prior year period. The reduction in used trailer shipments was partially offset by a 37.6% increase in used trailer average selling prices as a result of product mix. Parts and service sales of $41.5 million were comparable with the prior year period.

Cost of Sales

Cost of sales for the first six months of 2015 was $822.8 million, an increase of $86.9 million, or 11.8%, compared to the first six months of 2014. As a percentage of net sales, cost of sales was 86.4% in the first six months of 2015 compared to 87.2% in the first six months of 2014.

Commercial Trailer Products segment cost of sales, as detailed in the following table, was $593.1 million for the first six months of 2015, an increase of $108.9 million, or 22.5%, compared to the same period of 2014. As a percentage of net sales, cost of sales was 88.7% for the first six months of 2015 compared to 91.9% in the prior year period.

	Six Months Ended June 30,
Commercial Trailer Products Segment	2015		2014
	(dollars in millions)
		% of Net Sales		% of Net Sales
Material Costs	$473.9	70.9%	$383.1	72.7%
Other Manufacturing Costs	119.2	17.8%	101.1	19.2%
	$593.1	88.7%	$484.2	91.9%

Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses. Commercial Trailer Products material costs were 70.9% of net sales in the first six months of 2015 compared to 72.7% for the same period in 2014. The 1.8% decrease was primarily driven by improved pricing as compared to the prior year period. Other manufacturing costs increased $18.1 million in the current year period as compared to the prior year period, resulting from increased variable costs related to increases in new trailer production volumes. As a percentage of sales, other manufacturing costs decreased from 19.2% in the first six months of 2014 to 17.8% in the 2015 period due to increased leverage of fixed costs from higher production and a reduction in variable manufacturing cost through improved productivity.

Diversified Products segment cost of sales was $150.6 million in the first six months of 2015, a decrease of $17.9 million, or 10.6%, compared to the same period in 2014. As a percentage of net sales prior to the elimination of intersegment sales, cost of sales was 77.7% in the first six months of 2015 compared to 77.1% in the first six months of 2014. The 0.6% increase as a percentage of net sales was primarily the result of lower volumes for non-trailer related products and competitive market pressures within certain product lines.

Retail segment cost of sales was $77.9 million in the first six months of 2015 as compared to $85.6 million in the prior year period. As a percentage of net sales prior to the elimination of intersegment sales, cost of sales was 88.5% for the first six months of 2015 consistent with the same period in 2014.

Gross Profit

Gross profit was $129.6 million in the first six months of 2015, an increase of $21.3 million from the prior year period. Gross profit as a percentage of sales was 13.6% for the current period and 12.8% for the same period in 2014. Gross profit by segment was as follows (in millions):

	Six Months Ended June 30,
			Change
	2015	2014	$	%
Gross Profit by Segment:
Commercial Trailer Products	$75.8	$42.6	$33.2	77.9
Diversified Products	45.0	52.1	(7.1)	(13.6)
Retail	10.1	11.1	(1.0)	(9.0)
Corporate and Eliminations	(1.3)	2.5	(3.8)
Total	$129.6	$108.3	$21.3	19.7

Commercial Trailer Products segment gross profit was $75.8 million for the first six months of 2015 compared to $42.6 million for the first six months of 2014. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 10.7% in the first six months of 2015 compared to 7.6% in the 2014 period. The increase in gross profit margin as compared to the prior year period was primarily driven by the increase in new trailer volumes, an improved pricing environment and increased operational efficiencies.

Diversified Products segment gross profit was $45.0 million for the first six months of 2015 compared to $52.1 million in the 2014 period. Gross profit prior to the elimination of intersegment sales, as a percentage of sales, was 22.3% in the first six months of 2015 compared to 22.9% in the same period of 2014. The decreases in gross profit and gross profit as a percentage of net sales, as compared to the prior year period, are due primarily to lower volume of non-trailer products, a lower average selling price due to product and customer mix, as well as competitive market pressures within certain product lines.

Retail segment gross profit was $10.1 million for the first six months of 2015 compared to $11.1 million in the first six months of 2014. Gross profit prior to the elimination of intersegment sales, as a percentage of sales, for the period of 2015 was 11.5% consistent with the prior year period.

General and Administrative Expenses

General and administrative expenses for the first six months of 2015 increased $6.0 million, or 19.9%, from the prior year period as a result of a $5.2 million increase in salaries and employee related costs, including employee incentive programs, and a $0.8 million increase in technology costs. As a percentage of sales, general and administrative expenses were 3.8% for the current period as compared to 3.5% for the same period of 2014.

Selling Expenses

Selling expenses were $13.8 million in the first six months of 2015, a decrease of $0.3 million, or 2.4%, compared to the prior year period primarily due to a $0.5 million decrease in advertising and promotional costs partially offset by various expenses of $0.2 million including an increase in salaries and employee related costs, including employee incentive programs. As a percentage of net sales, selling expenses were 1.4% for the first six months of 2015 compared to 1.7% for the prior year period.

Amortization of Intangibles

Amortization of intangibles was $10.6 million for the first six months of 2015 compared to $10.9 million in the prior year period. Amortization of intangibles for both periods primarily includes amortization expense recognized for intangible assets recorded from the acquisition of Walker in May 2012 and certain assets of Beall in February 2013.

Other Income (Expense)

Interest expense for the first six months of 2015 totaled $10.0 million compared to $11.5 million in the first six months of 2014. Interest expense for both periods is primarily related to interest and non-cash accretion charges on our Convertible Senior Notes and Term Loan Credit Agreement. The decrease from the previous year period is primarily due to lower outstanding loan commitments through voluntary debt payments made over the previous year as well as reduced rates achieved through amendments to both our Revolving Credit Agreement and Term Loan Credit Agreement during 2015.

Other, net for the first six months of 2015 represented income of $2.7 million as compared to an expense of $1.0 million for the prior year period. The current year period primarily consists of an $8.3 million gain on the sale of our former Retail branch real estate in Fontana, California and Portland, Oregon partially offset by $5.3 million of accelerated amortization and related fees in connection with the refinancing of our Term Loan Credit Agreement in March 2015 and $0.3 million of charges incurred in connection with the amendment to our Revolving Credit Agreement in June 2015 (see “Revolving Credit Agreement” section below for further details). The prior year period includes a loss on early extinguishment of debt of $0.5 million for debt issuance costs recognized on the voluntary principal payment made on our Term Loan Credit Agreement as well as a $0.6 million loss on the transition of three of our Retail branches to independent dealer facilities.

Income Taxes

We recognized income tax expense of $22.9 million in the first six months 2015 compared to $17.3 million for the same period in the prior year. The effective tax rate for the first six months of 2015 was 36.9%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes and the benefit of the U.S. Internal Revenue Code domestic manufacturing deduction.

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of debt and equity. As of June 30, 2015 our debt to equity ratio was 0.9:1.0. Our long-term objective is to generate operating cash flows sufficient to fund normal working capital and capital expenditure requirements and position ourselves to take advantage of market opportunities, including the ability to improve our capital structure through debt repayments and share repurchases. For the remainder of 2015, we expect to fund operations, working capital requirements and capital expenditures through cash flows from operations, as well as from available borrowings under our Credit Agreement (as described below in “Debt Agreements and Related Amendments” section).

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

The Notes are convertible by their holders into cash, shares of our common stock or any combination thereof at our election, at an initial conversion rate of 85.4372 shares of our common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events as described in the indenture for the Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date. As of June 30, 2015, the Notes were not convertible based on the above criteria. If the Notes were converted as of June 30, 2015, the if-converted value would exceed the principal amount by approximately $11 million.

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

Revolving Credit Agreement

On June 4, 2015, we entered into a Joinder and First Amendment to Amended and Restated Credit Agreement, First Amendment to Amended and Restated Security Agreement and First Amendment to Amended and Restated Guaranty Agreement (the “Amendment”) by and among us, certain of our subsidiaries designated as Loan Parties (as defined in the Amendment), Wells Fargo Capital Finance, LLC, as arranger and administrative agent (the “Agent”), and the other Lenders party thereto. The Amendment amends, among other things, the Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), dated as of May 8, 2012, among us, certain of our subsidiaries from time to time party thereto (together with us, the “Borrowers”), the several lenders from time to time party thereto, and the Agent provides for, among other things, a five year, $150 million senior secured revolving credit facility (the “Credit Facility”).

The Amendment, among other things (i) increases the total commitments under the Credit Facility from $150 million to $175 million, and (ii) extends the maturity date of the Credit Facility from May 8, 2017 to June 4, 2020, but provides for an accelerated maturity in the event our outstanding Notes are not converted, redeemed, repurchased or refinanced in full on or before the date that is 121 days prior to the maturity date thereof and we are not then maintaining, and continue to maintain until the Notes are converted, redeemed, repurchased or refinanced in full, (x) Liquidity of at least $125 million and (y) availability under the Credit Facility of at least $25 million. Liquidity, as defined in the Credit Agreement, reflects the difference between (i) the sum of (A) unrestricted cash and cash equivalents and (B) availability under the Credit Facility and (ii) the amount necessary to fully redeem the Notes.

In addition, the Amendment (i) provides that borrowings under the Credit Facility will bear interest, at the Borrowers’ election, at (x) LIBOR plus a margin ranging from 150 basis points to 200 basis points (in lieu of the previous range from 175 basis points to 225 basis points), or (y) a base rate plus a margin ranging from 50 basis points to 100 basis points (in lieu of the previous range from 75 basis points to 125 basis points), in each case, based upon the monthly average excess availability under the Credit Facility, (ii) provides that the monthly unused line fee shall be equal to 25 basis points (which amount was previously 37.5 basis points) times the average unused availability under the Credit Facility, (iii) provides that if availability under the Credit Facility is less than 12.5% (which threshold was previously 15%) of the total commitment under the Credit Facility or if there exists an event of default, amounts in any of the Borrowers’ and the subsidiary guarantors’ deposit accounts (other than certain excluded accounts) will be transferred daily into a blocked account held by the Agent and applied to reduce the outstanding amounts under the Credit Facility, (iv) provides that we will be required to maintain a minimum fixed charge coverage ratio of not less than 1.1 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Credit Facility is less than 10% (which threshold was previously 12.5%) of the total commitment under the Credit Facility and (v) amends certain negative covenants in the Credit Agreement.

The Credit Agreement is guaranteed by the Revolver Guarantors and is secured by (i) first priority security interests (subject only to customary permitted liens and certain other permitted liens) in substantially all personal property of the Borrowers and the Revolver Guarantors, consisting of accounts receivable, inventory, cash, deposit and securities accounts and any cash or other assets in such accounts and, to the extent evidencing or otherwise related to such property, all general intangibles, licenses, intercompany debt, letter of credit rights, commercial tort claims, chattel paper, instruments, supporting obligations, documents and payment intangibles (collectively, the “Revolver Priority Collateral”), and (ii) second-priority liens on and security interests in (subject only to the liens securing the Term Loan Credit Agreement customary permitted liens and certain other permitted liens) (A) equity interests of each direct subsidiary held by the Borrower and each Revolving Guarantor (subject to customary limitations in the case of the equity of foreign subsidiaries), and (B) substantially all other tangible and intangible assets of the Borrowers and the Revolving Guarantors including equipment, general intangibles, intercompany notes, insurance policies, investment property, intellectual property and material owned real property (in each case, except to the extent constituting Revolver Priority Collateral) (collectively, the “Term Priority Collateral”). The respective priorities of the security interests securing the Credit Agreement and the Term Loan Credit Agreement are governed by an Intercreditor Agreement between the Revolver Agent and the Term Agent (as defined below) (the “Intercreditor Agreement”).

Subject to the terms of the Intercreditor Agreement, if the covenants under the Credit Agreement are breached, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral. Other customary events of default in the Credit Agreement include, without limitation, failure to pay obligations when due, initiation of insolvency proceedings, defaults on certain other indebtedness, and the incurrence of certain judgments that are not stayed, satisfied, bonded or discharged within 30 days.

As of June 30, 2015, we were in compliance with all covenants of the Credit Agreement.

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

On March 19, 2015, we entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2”). As of the Amendment No. 2 date, there was $192.8 million of the Tranche B-1 Loans outstanding. Under Amendment No. 2, the lenders agreed to provide to us term loans in an aggregate principal amount of $192.8 million (the “Tranche B-2 Loans”), which were used to refinance the outstanding Tranche B-1 Loans. The Tranche B-2 Loans mature on March 19, 2022, but provide for an accelerated maturity in the event our outstanding Notes are not converted, redeemed, repurchased or refinanced in full on or before the date that is 91 days prior to the maturity date thereof and we are not then maintaining, and continue to maintain until the Notes are converted, redeemed, repurchased or refinanced in full, liquidity of at least $125 million. Liquidity, as defined in the Term Loan Credit Agreement, reflects the difference between (i) the sum of (A) unrestricted cash and cash equivalents and (B) the amount available and permitted to be drawn under our existing Credit Agreement and (ii) the amount necessary to fully redeem the Notes. The Tranche B-2 Loans shall amortize in equal quarterly installments in aggregate amounts equal to 0.25% of the original principal amount of the Tranche B-2 Loans, with the balance payable at maturity, and will bear interest at a rate, at our election, equal to (i) LIBOR (subject to a floor of 1.00%) plus a margin of 3.25% or (ii) a base rate plus a margin of 2.25%.

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

Additionally, Amendment No. 2 amends the Term Loan Credit Agreement by (i) removing the maximum senior secured leverage ratio test, (ii) modifying the accordion feature, as defined in the Term Loan Credit Agreement, to provide for a senior secured incremental term loan facility in an aggregate amount not to exceed the greater of (A) $75 million (less the aggregate amount of (1) any increases in the maximum revolver amount under the existing Credit Agreement and (2) certain permitted indebtedness incurred for the purpose of prepaying or repurchasing the Notes) and (B) an amount such that the senior secured leverage ratio would not be greater than 3.00 to 1.00, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the Term Loan Credit Agreement, to provide such increased amounts. The senior secured leverage ratio is defined in the Term Loan Credit Agreement and reflects a ratio of consolidated net total secured indebtedness to consolidated EBITDA and (iii) amending certain negative covenants.

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

During the second quarter of 2015 and in connection with the $13.1 million sale of our former Retail branch real estate in Fontana, California and Portland, Oregon, we are required, under the Term Loan Agreement, to reinvest up to $10.0 million for qualified assets within 12 months of the sale. Further, a mandatory principal payment is required for asset sales greater than $10.0 million, with the amount of the required payment equal to the excess above $10.0 million, or $3.1 million. However, the lenders of the Term Loan Credit Agreement approved a waiver providing us the opportunity to use the excess proceeds to exercise a purchase option on a capital lease obligation for one of our existing manufacturing facilities. We had 120 days to close on this transaction and in the event we did not close, the excess proceeds were to be used for a mandatory principal payment on the Term Loan Credit Agreement. Given these restrictions on use, the $13.1 million of proceeds from the real estate sales described above have been included in Prepaid expenses and other in our Condensed Consolidated Balance Sheet as of June 30, 2015. On July 10, 2015, we executed the early buyout option on our existing capital lease referenced above and satisfied the requirements under the waiver.

For the six months ended June 30, 2015 and 2014, under the Term Loan Credit Agreement we paid interest of $4.3 million and $5.4 million, respectively, and principal of $0.5 million and $21.4 million, respectively. As of June 30, 2015, we had $192.4 million outstanding under the Term Loan Credit agreement, of which $5.0 million was classified as current on our Condensed Consolidated Balance Sheet as a result of Amendment No. 2 which requires a mandatory 1% per year principal payment and includes a mandatory principal payment for the asset sales in excess of $10.0 million, as described above.

For the six months ended June 30, 2015 and 2014, we charged $0.2 million and $0.5 million, respectively, of amortization for original issuance discount fees as Interest Expense in the Condensed Consolidated Statements of Operations. In addition, for the three months ended June 30, 2015 we charged $5.3 million of accelerated amortization and related fees in connection with Amendment No. 2 included in Other, net in the Condensed Consolidated Statements of Operations. Additionally, in connection with Amendment No. 2 of the Term Loan Credit Agreement, we paid a total of $0.9 million in original issuance discount fees which are being amortized over the life of the amended Term Loan Credit Agreement using the effective interest rate method.

Cash Flow

Cash provided by operating activities for the first six months of 2015 totaled $42.5 million, compared to $8.5 million used during the same period in 2014. Cash provided by operations during the current year period was the result of net income adjusted for various non-cash activities, including depreciation, amortization, deferred income taxes, stock-based compensation, accretion of debt discount, gains (or losses) on sale of assets, and loss on debt extinguishment of $61.9 million, partially offset by a $19.5 million increase in working capital. Increases in working capital for the current year period can be attributed to increased production of finished goods as well as an increase in purchasing activities resulting from higher raw material requirements necessary to meet current production demand. Changes in key working capital accounts for the first six months of 2015 as compared to the same period in 2014 are summarized below (in millions):

Source (Use) of cash:	2015	2014	Change
Accounts receivable	$(7.1)	$(11.2)	$4.1
Inventories	(66.8)	(75.8)	9.0
Accounts payable and accrued liabilities	57.4	9.1	48.3
Net use of cash	(16.5)	(77.9)	61.4

Accounts receivable increased by $7.1 million in the first six months of 2015 as compared to an increase of $11.2 million in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 25 days in both the 2015 and 2014 periods. The increase in accounts receivable during the first six months of 2015 was primarily due to the increase in demand as well as the timing of shipments and customer collections during the quarter. Inventory increased by $66.8 million during the first six months of 2015 as compared to an increase of $75.8 million in the 2014 period. The increase in inventory for the 2015 period was primarily due to higher finished goods inventory resulting from production levels exceeding shipments for the first six months of 2015. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 7 times in the 2015 period compared to approximately 6 times in the 2014 period. Accounts payable and accrued liabilities increased by $57.4 million in 2015 compared to an increase of $9.1 million for the same period in 2014. The increase during the first six months of 2015 was primarily due to increased production levels and increased purchasing activities required to meet current demand. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 28 days in 2015 as compared to 27 days in the same period in 2014.

Investing activities used $2.2 million during the first six months of 2015 compared to $0.1 million provided during the same period in 2014. Investing activities for the first six months of 2015 include proceeds from the sale of property, plant and equipment of $13.2 million, which comprised primarily of the sale of our former Retail branch real estate, and was more than offset by capital expenditures of $5.4 million as well as $10.0 million of restricted cash available to be used for asset reinvestments under our Term Loan Credit Agreement. Cash provided by investing activities in the first six months of 2014 was primarily related to proceeds from the sale of certain Retail branch location assets totaling $4.1 million offset by capital expenditures of $4.2 million.

Financing activities used $46.8 million during the first six months of 2015 as compared to $22.5 million used in the same period in 2014. Cash used in financing activities during the current year period primarily relates to the repurchase of common stock through our share repurchase program totaling $40.0 million, restricted cash of $3.1 million to be used as mandatory debt reduction in accordance with our Term Loan Credit Agreement and debt issuance costs of $2.5 million incurred in relation to Amendment No. 2 to our Term Loan Credit Agreement and the amendment to our Revolving Credit Agreement. Cash used in financing activities in the first six months of 2014 was primarily due to principal payments under our Term Loan Credit Agreement of $21.4 million.

As of June 30, 2015, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $308.3 million, representing an increase compared to June 30, 2014 and December 31, 2014 of $86.0 million and $18.4 million, respectively. Total debt and capital lease obligations amounted to $336.0 million as of June 30, 2015. On July 10, 2015, we executed an early buyout option on an existing capital lease for one of our manufacturing facilities. As we continue to see improvements to the overall trailer industry, as well as our operating performance metrics, we believe our liquidity is adequate to fund operations, working capital needs and capital expenditures for the remainder of 2015.

Capital Expenditures

Capital spending amounted to $5.4 million for the first six months of 2015 and is anticipated to be approximately $25 million for 2015. Capital spending for 2015 has been and is expected to continue to be primarily utilized to support maintenance, growth and productivity improvement initiatives within our facilities.

Off-Balance Sheet Transactions

As of June 30, 2015, we had approximately $7.8 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter ended June 30, 2015.

Contractual Obligations and Commercial Commitments

A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of June 30, 2015 for the remaining six months of 2015 and the calendar years thereafter are as follows (in millions):

	2015	2016	2017	2018	2019	Thereafter	Total

DEBT:
Revolving Facility (due 2020)	$-	$-	$-	$-	$-	$-	$-
Convertible Senior Notes (due 2018)	-	-	-	150.0	-	-	150.0
Term Loan Credit Facility (due 2022)	4.1	1.9	1.9	1.9	1.9	180.7	192.4
Industrial Revenue Bond	0.3	0.5	0.5	0.1	-	-	1.4
Capital Leases (including principal and interest)	0.9	1.4	1.1	0.9	0.8	2.2	7.3
TOTAL DEBT	$5.3	$3.8	$3.5	$152.9	$2.7	$182.9	$351.1

OTHER:
Operating Leases	$1.6	$2.7	$2.0	$0.9	$0.5	$0.1	$7.8
TOTAL OTHER	$1.6	$2.7	$2.0	$0.9	$0.5	$0.1	$7.8

OTHER COMMERCIAL COMMITMENTS:
Letters of Credit	$6.2	$-	$-	$-	$-	$-	$6.2
Raw Material Purchase Commitments	49.2	-	-	-	-	-	49.2
Used Trailer Purchase Commitments	4.9	-	-	-	-	-	4.9
TOTAL OTHER COMMERCIAL
COMMITMENTS	$60.3	$-	$-	$-	$-	$-	$60.3
TOTAL OBLIGATIONS	$67.2	$6.5	$5.5	$153.8	$3.2	$183.0	$419.2

Scheduled payments for our Revolving Facility exclude interest payments as rates are variable. Borrowings under the Revolving Facility bear interest at a variable rate based on the London Interbank Offer Rate (LIBOR) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Outstanding borrowings under the Revolving Facility bear interest at a rate, at our election, equal to (i) LIBOR plus a margin ranging from 1.50% to 2.00% or (ii) a base rate plus a margin ranging from 0.50% to 1.00%, in each case depending upon the monthly average excess availability under the Revolving Facility. We are required to pay a monthly unused line fee equal to 0.25% times the average daily unused availability along with other customary fees and expenses of our agent and lenders.

Scheduled payments for our Convertible Senior Notes exclude interest payments which bear interest at the rate of 3.375% per annum from the date of issuance, payable semi-annually on May 1 and November 1.

Scheduled payments for our Term Loan Credit Agreement, as amended, exclude interest payments as rates are variable. Borrowings under the Term Loan Credit Agreement, as amended, bear interest at a variable rate, at our election, equal to (i) LIBOR (subject to a floor of 1.00%) plus a margin of 3.25% or (ii) a base rate plus a margin of 2.25%. The Term Loan Credit Agreement matures in March 2022, but provides for an accelerated maturity in the event our outstanding Convertible Senior Notes are not converted, redeemed, repurchased or refinanced in full on or before the date that is 91 days prior to the maturity date thereof and we are not then maintaining, and continue to maintain until the Convertible Senior Notes are converted, redeemed, repurchased or refinanced in full, liquidity of at least $125 million.

Capital leases represent future minimum lease payments including interest. Operating leases represent the total future minimum lease payments.

We have standby letters of credit totaling $6.2 million issued in connection with workers compensation claims and surety bonds.

We have $49.2 million in purchase commitments through December 2015 for various raw material commodities, including aluminum, steel, nickel and copper as well as other raw material components which are within normal production requirements.

We have used trailer purchase commitments totaling $4.9 million related to commitments with certain customers to accept used trailers on trade for new trailer purchases. These commitments arise in the normal course of business related to future new trailer orders at the time a new trailer order is placed by the customer.

Backlog

Orders that have been confirmed by customers in writing and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $1,130 million at June 30, 2015 compared to $1,087 million at December 31, 2014 and $842 million at June 30, 2014. We expect to complete the majority of our existing backlog orders within the next 12 months.

OUTLOOK

The healthy demand environment for trailers experienced during the second half of last year and first three months of 2015 continued into the second quarter of 2015. This healthy demand environment is evidenced by our strong backlog, a trailer demand forecast by industry forecasters significantly above replacement demand levels for the next several years and our ability to increase prices to improve and recapture lost margins. Recent estimates from industry analysts, ACT Research Company (“ACT”) and FTR Associates (“FTR”), forecast strong demand levels in 2015 and beyond, with ACT currently estimating demand to be approximately 308,000 trailers for 2015, representing an increase of 14.6% as compared to 2014, and forecasting continued strong demand levels into the foreseeable future with estimated average demand for the five year period ending 2020 in excess of 271,000 new trailers per year. FTR anticipates new trailer demand to be approximately 299,000 new trailers in 2015, representing an increase of 12.8% as compared to 2014 while projecting a decrease in 2016 with demand totaling 268,000 trailers. Nevertheless, there remain downside risks relating to issues with both the domestic and global economies, including the housing and construction-related markets in the U.S.

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

We believe we are well-positioned for long-term growth in the trailer industry because: (1) our core customers are among the strongest participants in the trucking industry; (2) our DuraPlate® and other industry leading brand trailers continue to experience strong market acceptance; (3) our focus is on developing solutions that reduce our customers’ trailer maintenance and operating costs providing the best overall value; and (4) our continued expansion of our presence through our Company-owned branch locations and independent dealer network.

Based on the published industry demand forecasts, customer feedback regarding their current requirements, our existing backlog of orders and our continued efforts to be selective in our order acceptance to ensure we obtain appropriate value for our products, we estimate that for the full year 2015 total new trailers sold will be between 63,000 and 66,000, which reflects trailer volumes 10% to 15% higher than 2014 demand levels. As a result of our commitment to recapture margins within our Commercial Trailer Products segment, our expectation for growth in trailer volumes is similar to the expected industry growth rate, and we have already begun to realize the improvements in pricing and profitability and we expect continued improvements during 2015.

We are not relying solely on volume and price recovery within the trailer industry to improve operations and enhance our profitability. We believe our strategic initiative to become a diversified industrial manufacturer will provide us the opportunity to address new markets, enhance our financial profile and further reduce the cyclicality within our business. The Diversified Products segment has demonstrated the ability to generate strong revenues and earnings. While demand for some of these products is dependent on the current market conditions in the industries for which our customers participate, the development of new products, customer acceptance of our product solutions and the general expansion of our customer base and distribution channels, we anticipate the long-term growth rate of demand for these products to be equal to or slightly higher than the U.S. gross domestic product. The Diversified Projects segment has enabled us to further diversify our business, enhance our leadership position in trailer manufacturing and related products and technologies and recognize additional growth and value creation as we actively pursue margin enhancing synergies. In addition, we have been and will continue to focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

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

Commodity Prices

We are exposed to fluctuations in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel and copper, as well as other raw material components. Given the historical volatility of certain commodity prices, this exposure can materially impact product costs. We manage commodity price changes by entering into fixed price contracts with our suppliers. As of June 30, 2015, we had $49.2 million in raw material purchase commitments through December 2015 for materials that will be used in the production process, as compared to $71.3 million as of December 31, 2014. With the exception of certain long-term agreements with our core customers, we typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in product prices, our results would be materially and adversely affected.

Interest Rates

As of June 30, 2015, we had no floating rate debt outstanding under our revolving facility. During the six month period ended June 30, 2015, we maintained an average floating rate borrowing level of less than $0.1 million under our revolving line of credit. In addition, as of June 30, 2015, we had outstanding borrowings under our Term Loan Credit Agreement totaling $192.4 million that bear interest at a floating rate, subject to a minimum interest rate. Based on the average borrowings under our revolving facility and the outstanding indebtedness under our Term Loan Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of $0.4 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2015.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal year 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Purchases of Our Equity Securities

For the quarter ended June 30, 2015, we repurchased a total of 2,642 shares to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards. Additionally, during this period there were 1,575,598 share repurchases made pursuant to our repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
April 2015	129,662	$12.62	127,020	$40.1
May 2015	540,000	$13.42	540,000	$32.8
June 2015	908,578	$14.13	908,578	$20.0
Total	1,578,240	$13.76	1,575,598	$20.0

ITEM 6.	EXHIBITS

(a)	Exhibits:
	10.01	Joinder and First Amendment to Amended and Restated Credit Agreement, First Amendment to Amended and Restated Security Agreement and First Amendment to Amended and Restated Guaranty Agreement dated June 4, 2015 by and among Wabash National Corporation, certain of its subsidiaries designated as Loan Parties (as defined in the Amendment) , Wells Fargo Capital Finance, LLC, as arranger and administrative agent, PNC National Bank National Association, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 10, 2015)
	31.01	Certification of Principal Executive Officer
	31.02	Certification of Principal Financial Officer
	32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
	101	Interactive Data File Pursuant to Rule 405 of Regulation S-T

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: July 28, 2015	By:	/s/ Jeffery L. Taylor
Jeffery L. Taylor
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

