Form 10-Q
period 2015-09-30
WABASH NATIONAL CORP /DE
filed 2015-10-27
CIK 879526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to____________

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

Yes ☐ No ☒

The number of shares of common stock outstanding at October 22, 2015 was 66,496,654

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$197,187	$146,113
Accounts receivable	138,950	135,206
Inventories	227,510	177,144
Deferred income taxes	19,772	16,993
Prepaid expenses and other	18,265	10,203
Total current assets	$601,684	$485,659

PROPERTY, PLANT AND EQUIPMENT	136,533	142,892

DEFERRED INCOME TAXES	1,429	-

GOODWILL	149,676	149,603

INTANGIBLE ASSETS	121,081	137,100

OTHER ASSETS	13,968	13,397
	$1,024,371	$928,651

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$2,440	$496
Current portion of capital lease obligations	853	1,458
Accounts payable	131,513	96,213
Other accrued liabilities	111,855	88,690
Total current liabilities	$246,661	$186,857

LONG-TERM DEBT	327,639	324,777

CAPITAL LEASE OBLIGATIONS	2,065	5,796

DEFERRED INCOME TAXES	1,764	2,349

OTHER NONCURRENT LIABILITIES	19,551	18,040

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 66,496,654 and 68,998,069 shares outstanding, respectively	715	709
Additional paid-in capital	644,215	635,606
Accumulated deficit	(145,195)	(216,198)
Accumulated other comprehensive income	(1,379)	(637)
Treasury stock at cost, 5,065,091 and 1,987,073 common shares, respectively	(71,665)	(28,648)
Total stockholders' equity	$426,691	$390,832
	$1,024,371	$928,651

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

NET SALES	$531,350	$491,697	$1,483,778	$1,335,838

COST OF SALES	445,328	430,069	1,268,153	1,165,925

Gross profit	$86,022	$61,628	$215,625	$169,913

GENERAL AND ADMINISTRATIVE EXPENSES	17,855	14,957	53,758	44,890

SELLING EXPENSES	6,462	6,271	20,216	20,361

AMORTIZATION OF INTANGIBLES	5,316	5,471	15,945	16,413

Income from operations	$56,389	$34,929	$125,706	$88,249

OTHER INCOME (EXPENSE):
Interest expense	(4,784)	(5,454)	(14,759)	(16,904)
Other, net	(187)	(610)	2,500	(1,626)

Income before income taxes	$51,418	$28,865	$113,447	$69,719

INCOME TAX EXPENSE	19,538	10,558	42,445	27,877

Net income	$31,880	$18,307	$71,002	$41,842

BASIC NET INCOME PER SHARE	$0.48	$0.26	$1.05	$0.60

DILUTED NET INCOME PER SHARE	$0.47	$0.25	$1.01	$0.58

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

NET INCOME	$31,880	$18,307	$71,002	$41,842

Other comprehensive income (loss):
Foreign currency translation adjustment	(496)	(295)	(743)	(45)
Total other comprehensive income (loss)	(496)	(295)	(743)	(45)

COMPREHENSIVE INCOME	$31,384	$18,012	$70,259	$41,797

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

Cash flows from operating activities
Net income	$71,002	$41,842
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	12,514	12,730
Amortization of intangibles	15,945	16,413
Net gain on the sale of assets	(8,315)	(43)
Deferred income taxes	(4,772)	14,571
Loss on debt extinguishment	5,620	1,042
Stock-based compensation	6,655	5,509
Accretion of debt discount	3,366	3,624
Changes in operating assets and liabilities
Accounts receivable	(3,744)	(31,263)
Inventories	(50,366)	(79,534)
Prepaid expenses and other	(2,704)	2,721
Accounts payable and accrued liabilities	58,465	25,094
Other, net	1,025	2,004
Net cash provided by operating activities	$104,691	$14,710

Cash flows from investing activities
Capital expenditures	(12,554)	(9,017)
Proceeds from the sale of property, plant and equipment	13,180	86
Other, net	(5,358)	4,142
Net cash used in investing activities	$(4,732)	$(4,789)

Cash flows from financing activities
Proceeds from exercise of stock options	1,959	1,789
Borrowings under revolving credit facilities	665	565
Payments under revolving credit facilities	(613)	(565)
Principal payments under capital lease obligations	(3,964)	(1,492)
Proceeds from issuance of term loan credit facility	192,845	-
Principal payments under term loan credit facility	(193,809)	(42,078)
Principal payments under industrial revenue bond	(370)	(354)
Debt issuance costs paid	(2,581)	-
Stock repurchase	(43,017)	(1,497)
Net cash used in financing activities	$(48,885)	$(43,632)

Net increase (decrease) in cash and cash equivalents	$51,074	$(33,711)
Cash and cash equivalents at beginning of period	146,113	113,262
Cash and cash equivalents at end of period	$197,187	$79,551

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

Inventories are stated at the lower of cost, primarily determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured inventory includes raw material, labor and overhead. Inventories consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Finished goods	$109,906	$68,923
Used trailers	10,402	12,783
Raw materials and components	69,843	63,847
Aftermarket parts	9,131	8,446
Work in progress	28,228	23,145
	$227,510	$177,144

3.	DEBT

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2015	2014
Convertible senior notes	$150,000	$150,000
Term loan credit agreement	191,881	192,845
Revolving credit agreement	52	-
Industrial revenue bond	1,275	1,645
	$343,208	$344,490
Less: unamortized discount	(13,129)	(19,217)
Less: current portion	(2,440)	(496)
	$327,639	$324,777

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

The Notes are convertible by their holders into cash, shares of the Company’s common stock or any combination thereof at the Company’s election, at an initial conversion rate of 85.4372 shares of the Company’s common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events as described in the indenture for the Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date. As of September 30, 2015, the Notes were not convertible based on the above criteria. If the Notes were converted as of September 30, 2015, the if-converted value would not exceed the principal amount.

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

The Company applies the treasury stock method in calculating the dilutive impact of the Notes. For the three and nine month periods ended September 30, 2015, the Notes had a dilutive impact.

The following table summarizes information about the equity and liability components of the Notes (dollars in thousands). The fair value of the Notes outstanding were measured based on quoted market prices.

	September 30,	December 31,
	2015	2014
Principal amount of the Notes outstanding	$150,000	$150,000
Unamortized discount of liability component	(12,235)	(15,399)
Net carrying amount of liability component	137,765	134,601
Less: current portion	-	-
Long-term debt	$137,765	$134,601
Carrying value of equity component, net of issuance costs	$20,993	$20,993
Remaining amortization period of discount on the liability component	2.5 years	3.3 years

Contractual coupon interest expense and accretion of discount on the liability component for the Notes for the three and nine month periods ended September 30, 2015 and 2014 were as follow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Contractual coupon interest expense	$1,266	$1,266	$3,797	$3,797
Accretion of discount on the liability component	$1,073	$1,002	$3,164	$2,954

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

As of September 30, 2015, the Company had less than $0.1 million in outstanding borrowings under the Credit Agreement and was in compliance with all covenants. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the revolving credit facility, amounted to $366.0 million as of September 30, 2015.

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

On March 19, 2015, the Company entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2”). As of the Amendment No. 2 date, there was $192.8 million of the Tranche B-1 Loans outstanding. Under Amendment No. 2, the lenders agreed to provide to the Company term loans in an aggregate principal amount of $192.8 million (the “Tranche B-2 Loans”), which were used to refinance the outstanding Tranche B-1 Loans. The Tranche B-2 Loans mature on March 19, 2022, but provide for an accelerated maturity in the event the Company’s outstanding Notes are not converted, redeemed, repurchased or refinanced in full on or before the date that is 91 days prior to the maturity date thereof and the Company is not then maintaining, and continues to maintain until the Notes are converted, redeemed, repurchased or refinanced in full, liquidity of at least $125 million. Liquidity, as defined in the Term Loan Credit Agreement, reflects the difference between (i) the sum of (A) unrestricted cash and cash equivalents and (B) the amount available and permitted to be drawn under the Company’s existing Credit Agreement and (ii) the amount necessary to fully redeem the Notes. The Tranche B-2 Loans shall amortize in equal quarterly installments in aggregate amounts equal to 0.25% of the original principal amount of the Tranche B-2 Loans, with the balance payable at maturity, and will bear interest at a rate, at the Company’s election, equal to (i) LIBOR (subject to a floor of 1.00%) plus a margin of 3.25% or (ii) a base rate plus a margin of 2.25%.

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

During the second quarter of 2015 and in connection with the $13.1 million sale of the Company’s former Retail branch real estate in Fontana, California and Portland, Oregon, the Company is required, under the Term Loan Agreement, to reinvest amounts up to $10.0 million for qualified assets within 12 months of the sale. Further, a mandatory principal payment is required for asset sales greater than $10.0 million, with the amount of the required payment equal to the excess above $10.0 million, or $3.1 million. However, the lenders party to the Term Loan Credit Agreement approved a waiver providing the Company the opportunity to use the excess proceeds to exercise a purchase option on a capital lease obligation for one of the Company’s existing manufacturing facilities, and the Company exercised the option on July 10, 2015. In conjunction with the restrictions on use described above, as of September 30, 2015, the Company has included $5.4 million in Prepaid expenses and other on the Company’s Condensed Consolidated Balance Sheet.

For the nine months ended September 30, 2015 and 2014, under the Term Loan Credit Agreement the Company paid interest of $7.1 million and $7.9 million, respectively, and principal of $1.0 million and $42.1 million, respectively. As of September 30, 2015, the Company had $191.9 million outstanding under the Term Loan Credit Agreement, of which $1.9 million was classified as current on the Company’s Condensed Consolidated Balance Sheet as a result of Amendment No. 2 of the Term Loan Credit Agreement which requires a mandatory 1% per year principal payment.

For the nine months ended September 30, 2015 and 2014, the Company charged $0.2 million and $0.7 million, respectively, of amortization for original issuance discount fees as Interest Expense in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2015 the Company charged $5.3 million of accelerated amortization and related fees in connection with Amendment No. 2 included in Other, net in the Condensed Consolidated Statements of Operations. Additionally, in connection with Amendment No. 2 of the Term Loan Credit Agreement, the Company paid a total of $0.9 million in original issuance discount fees which are being amortized over the life of the amended Term Loan Credit Agreement using the effective interest rate method.

Other Debt Facilities

In November 2012, the Company entered into a loan agreement with GE Government Finance, Inc. as lender and the County of Trigg, Kentucky as issuer for a $2.5 million Industrial Revenue Bond. The funds received were used to purchase the equipment needed for the expansion of the Company’s Cadiz, Kentucky facility. The loan bears interest at a rate of 4.25% and matures in March 2018. As of September 30, 2015, the Company had $1.3 million outstanding, of which $0.5 million was classified as current on the Condensed Consolidated Balance Sheet.

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

The investments purchased by the Company (asset) include mutual funds, $ 0.8 million of which are classified as Level 1, and life-insurance contracts valued based on the performance of underlying mutual funds, $8.2 million of which are classified as Level 2.

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

Estimated Fair Value of Debt

The estimated fair value of long-term debt at September 30, 2015 consists primarily of the Notes and borrowings under its Term Loan Credit Agreement (see Note 3). The fair value of the Notes, the Term Loan Credit Agreement and the revolving credit facility are based upon third party pricing sources, which generally do not represent daily market activity, nor does it represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the revolving credit facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings. All other debt and capital lease obligations approximate their fair value as determined by discounted cash flows and are classified as Level 3.

The Company’s carrying and estimated fair value of debt at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015				December 31, 2014
	Carrying	Fair Value			Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Instrument
Convertible senior notes	$137,765	$-	$168,855	$-	$134,601	$-	$188,490	$-
Term loan credit agreement	191,039	-	191,401	-	189,027	-	192,845	-
Industrial revenue bond	1,275	-	-	1,275	1,645	-	-	1,645
Capital lease obligations	2,918	-	-	2,918	7,254	-	-	7,254
	$332,997	$-	$360,256	$4,193	$332,527	$-	$381,335	$8,899

5.	STOCK-BASED COMPENSATION

The Company recognizes all share-based payments based upon their fair value. To value new stock option awards the Company uses a binomial option-pricing model, which incorporates various assumptions including expected volatility, expected term, dividend yield and risk-free interest rates. The expected volatility is based upon the Company’s historical experience. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate utilized for periods throughout the contractual life of the options are based upon U.S. Treasury security yields at the time of grant. The Company also grants restricted stock units subject to service, performance and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance based units is based on the market price of a share of underlying common stock at the date of grant. The fair value of the market based units is based on a lattice valuation model. The amount of compensation costs related to stock options, restricted stock units and performance units not yet recognized was $12.2 million at September 30, 2015, for which the expense will be recognized through 2018.

6.	CONTINGENCIES

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, and is periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations"). As of September 30, 2015, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

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

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil. On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damages amount is approximately R$26.7 million (Brazilian Reais), which is approximately $6.5 million U.S. dollars using current exchange rates and exclusive of any potentially court-imposed interest, fees or inflation adjustments (which are currently estimated at a maximum of approximately $45 million, at current exchange rates, but may change with the passage of time and/or the discretion of the court at the time of final judgment in this matter). Due, in part, to the amount and type of damages awarded by the Fourth Civil Court of Curitiba, Wabash immediately filed for clarification of the judgment. The Fourth Civil Court has issued its clarification of judgment, leaving the underlying decision unchanged and referring the parties to the State of Paraná Court of Appeals for any further appeal of the decision. As such, the Company filed its notice of appeal with the Court of Appeals, as well as its initial appeal papers, on April 22, 2013. The Court of Appeals has the authority to re-hear all facts presented to the lower court, as well as to reconsider the legal questions presented in the case, and to render a new judgment in the case without regard to the lower court’s findings. Pending outcome of this appeal process, the judgment is not enforceable by the plaintiff. Any ruling from the Court of Appeals is not expected before the first quarter of 2016, at the earliest, and, accordingly, the judgment rendered by the lower court cannot be enforced prior to that time, and may be overturned or reduced as a result of this process. The Company believes that the claims asserted by BK are without merit and it intends to continue to vigorously defend its position. The Company has not recorded a charge with respect to this loss contingency as of September 30, 2015. Furthermore, at this time, the Company does not have sufficient information to predict the ultimate outcome of the case and is unable to reasonably estimate the amount of any possible loss or range of loss that it may be required to pay at the conclusion of the case. The Company will reassess the need for the recognition of a loss contingency upon official assignment of the case in the Court of Appeals, upon a decision to settle this case with the plaintiffs or an internal decision as to an amount that the Company would be willing to settle or upon the outcome of the appeals process.

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

In September 2003, the Company was noticed as a PRP by the EPA pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site (the “Superfund Site”) pursuant to CERCLA. The EPA’s allegation that the Company was a PRP arises out of the Company’s acquisition of a former branch facility located approximately five miles from the original Superfund Site. The Company acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002. In June 2010, the Company was contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that the Company contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010. The Company initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from the Company. If the settlement is approved by all parties, it will prevent any third party from successfully bringing claims against the Company for environmental contamination relating to this former branch property. The Company has been awaiting approval from the ADEQ since the settlement was first proposed in July 2010. Based on communications with the RID and ADEQ in September 2015, the Company does not expect to receive a response regarding the approval of the settlement from the ADEQ for, at least, several additional months. Based upon the Company’s limited period of ownership of the former branch property, and the fact that it no longer owns the former branch property, it does not anticipate that the ADEQ will reject the proposed settlement, but no assurance can be given at this time as to the ADEQ’s response to the settlement proposal. The proposed settlement terms have been accrued and did not have a material adverse effect on the Company’s financial condition or results of operations, and the Company believes that any ongoing proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

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

Per share results have been calculated based on the average number of common shares outstanding. The calculation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic net income per share:
Net income applicable to common stockholders	$31,880	$18,307	$71,002	$41,842
Undistributed earnings allocated to participating securities	-	(103)	-	(340)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$31,880	$18,204	$71,002	$41,502
Weighted average common shares outstanding	66,524	68,976	67,608	68,862
Basic net income per share	$0.48	$0.26	$1.05	$0.60

Diluted net income per share:
Net income applicable to common stockholders	$31,880	$18,307	$71,002	$41,842
Undistributed earnings allocated to participating securities	-	(103)	-	(340)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$31,880	$18,204	$71,002	$41,502

Weighted average common shares outstanding	66,524	68,976	67,608	68,862
Dilutive shares from assumed conversion of convertible senior notes	611	1,949	1,462	1,806
Dilutive stock options and restricted stock	907	994	1,019	855
Diluted weighted average common shares outstanding	68,042	71,919	70,089	71,523
Diluted net income per share	$0.47	$0.25	$1.01	$0.58

Average diluted shares outstanding for the three and nine month periods ended September 30, 2015 and 2014 exclude options to purchase common shares totaling 759 and 504, respectively, and 636 and 538, respectively, because the exercise prices were greater than the average market price of the common shares. In addition, the calculation of diluted net income per share for the three and nine month periods ended September 30, 2015 and 2014 includes the impact of the Company’s Notes as the average stock price of the Company’s common stock during these periods was above the initial conversion price of approximately $11.70 per share.

8.	INCOME TAXES

The Company recognized income tax expense of $42.4 million in the first nine months of 2015 compared to $27.9 million for the same period in the prior year. The effective tax rate for the first nine months of 2015 was 37.4%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes offset by the benefit of the U.S. Internal Revenue Code domestic manufacturing deduction. The effective tax rate for the first nine months of 2014 was 40.0%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes and the revaluation of the Company’s net deferred tax assets due to a reduction in its state and local statutory income tax rates.

9.	OTHER ACCRUED LIABILITIES

The following table presents major components of Other Accrued Liabilities (in thousands):

	September 30,	December 31,
	2015	2014
Payroll and related taxes	$36,644	$30,362
Customer Deposits	31,261	21,680
Warranty	16,987	15,462
Self-Insurance	9,371	7,543
Accrued Taxes	7,759	8,371
All Other	9,833	5,272
	$111,855	$88,690

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	September 30,	September 30,
	2015	2014
Balance as of January 1	$15,462	$14,719
Provision for warranties issued in current year	5,578	4,975
Recovery of pre-existing warranties	(289)	(112)
Payments	(3,764)	(4,097)
Balance as of September 30	$16,987	$15,485

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

	Commercial	Diversified		Corporate and
Three Months Ended September 30,	Trailer Products	Products	Retail	Eliminations	Consolidated
2015
Net Sales
External Customers	$372,690	$116,953	$41,707	$-	$531,350
Intersegment Sales	14,342	3,266	204	(17,812)	-
Total Net Sales	$387,032	$120,219	$41,911	$(17,812)	$531,350

Income (Loss) from operations	$45,610	$16,789	$1,322	$(7,332)	$56,389
Reconciling items to income before income taxes
Interest Expense					(4,784)
Other, net					(187)
Income before income taxes					$51,418

2014
Net Sales
External Customers	$334,180	$112,553	$44,964	$-	$491,697
Intersegment Sales	17,771	3,285	202	(21,258)	-
Total Net Sales	$351,951	$115,838	$45,166	$(21,258)	$491,697

Income (Loss) from operations	$25,166	$13,071	$859	$(4,167)	$34,929
Reconciling items to income before income taxes
Interest Expense					(5,454)
Other, net					(610)
Income before income taxes					$28,865

	Commercial	Diversified		Corporate and
Nine Months Ended September 30,	Trailer Products	Products	Retail	Eliminations	Consolidated
2015
Net Sales
External Customers	$1,041,510	$312,509	$129,759	$-	$1,483,778
Intersegment Sales	54,544	9,639	756	(64,939)	-
Total Net Sales	$1,096,054	$322,148	$130,515	$(64,939)	$1,483,778

Income (Loss) from operations	$107,394	$36,383	$3,811	$(21,882)	$125,706
Reconciling items to income before income taxes
Interest Expense					(14,759)
Other, net					2,500
Income before income taxes					$113,447

2014
Net Sales
External Customers	$860,964	$333,184	$141,690	$-	$1,335,838
Intersegment Sales	54,881	10,051	696	(65,628)	-
Total Net Sales	$915,845	$343,235	$142,386	$(65,628)	$1,335,838

Income (Loss) from operations	$55,948	$40,643	$3,190	$(11,532)	$88,249
Reconciling items to income before income taxes
Interest Expense					(16,904)
Other, net					(1,626)
Income before income taxes					$69,719

b. Product Information

The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Commercial	Diversified		Corporate and
	Trailer Products	Products	Retail	Eliminations	Consolidated
Three Months Ended September 30,	$	$	$	$	$	%
2015
New Trailers	375,999	64,360	15,456	(13,565)	442,250	83.2
Used Trailers	5,397	921	3,785	(741)	9,362	1.8
Components, parts and service	1,658	25,289	21,856	(3,172)	45,631	8.6
Equipment and other	3,978	29,649	814	(334)	34,107	6.4
Total net sales	387,032	120,219	41,911	(17,812)	531,350	100.0

2014
New Trailers	344,416	53,689	20,701	(17,737)	401,069	81.6
Used Trailers	1,956	908	4,164	-	7,028	1.4
Components, parts and service	954	24,220	19,430	(3,623)	40,981	8.3
Equipment and other	4,625	37,021	871	102	42,619	8.7
Total net sales	351,951	115,838	45,166	(21,258)	491,697	100.0

Nine Months Ended September 30,
2015
New Trailers	1,067,326	169,612	54,431	(52,168)	1,239,201	83.5
Used Trailers	13,588	3,412	10,650	(2,157)	25,493	1.7
Components, parts and service	4,629	72,047	63,362	(9,391)	130,647	8.8
Equipment and other	10,511	77,077	2,072	(1,223)	88,437	6.0
Total net sales	1,096,054	322,148	130,515	(64,939)	1,483,778	100.0

2014
New Trailers	880,541	162,626	65,283	(54,681)	1,053,769	78.9
Used Trailers	21,788	3,345	12,970	-	38,103	2.8
Components, parts and service	2,404	81,360	61,562	(10,809)	134,517	10.1
Equipment and other	11,112	95,904	2,571	(138)	109,449	8.2
Total net sales	915,845	343,235	142,386	(65,628)	1,335,838	100.0

12.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Furthermore, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which deferred the effective date of ASU No. 2014-09 for public business entities to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The effective date for the Company will be the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its financial statements and related disclosures and has not yet decided on a transition method.

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

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest. Also, in August 2015, the FASB issued ASU No. 2015-15, Imputation of Interest, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Agreements These ASUs simplify the presentation of debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by these ASUs. The guidance provided in ASU No. 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, therefore, ASU No. 2015-15 provided authoritative guidance permitting an entity to defer and present debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASUs are effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The standard requires a retrospective approach where the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The standard also requires compliance with applicable disclosures for a change in an accounting principle. The Company does not expect these standards to have a material impact on the Company’s consolidated financial statements upon adoption.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory.  This ASU, which applies to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, requires that entities measure inventory at the lower of cost or net realizable value. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied on a prospective basis. The Company is currently assessing the potential impact of adopting this guidance, but does not, at this time, anticipate a material impact to its consolidated results of operations, financial position, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report of Wabash National Corporation (the “Company”, “Wabash” or “we”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forward-looking statements” include, but are not limited to, statements regarding:

•	our business plan;

•	our expected revenues, income or loss and capital expenditures;

•	our ability to manage our indebtedness;

•	our strategic plan and plans for future operations;

•	financing needs, plans and liquidity, including for working capital and capital expenditures;

•	our ability to achieve sustained profitability;

•	reliance on certain customers and corporate relationships;

•	expectations based on our backlog;
•	availability and pricing of raw materials;

•	availability of capital and financing;

•	industry trends and expectations regarding industry forecasts;

•	dependence on market conditions in our customers’ end-markets;

•	the outcome of any pending litigation;

•	export sales and new markets;

•	engineering and manufacturing capabilities and capacity;

•	acceptance of new technology and products;

•	government regulation; and
•	assumptions relating to the foregoing.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.8	87.5	85.5	87.3
Gross profit	16.2	12.5	14.5	12.7

General and administrative expenses	3.4	3.0	3.6	3.4
Selling expenses	1.2	1.3	1.4	1.5
Amortization of intangibles	1.0	1.1	1.1	1.2
Income from operations	10.6	7.1	8.4	6.6

Interest expense	(0.9)	(1.1)	(1.0)	(1.3)
Other, net	-	(0.1)	0.2	(0.1)
Income before income taxes	9.7	5.9	7.6	5.2

Income tax expense	3.7	2.2	2.8	2.1
Net Income	6.0%	3.7%	4.8%	3.1%

For the three and nine month periods ended September 30, 2015, we recorded net sales of $531.4 million and $1,483.8 million, respectively, compared to $491.7 million and $1,335.8 million, respectively, in the prior year periods. Net sales for the three month period ended September 30, 2015 increased $39.7 million, or 8.1%, compared to the prior year period due primarily to an increase in new trailer shipments of approximately 900 units, or 5.8%. Gross profit margin increased to 16.2% in the third quarter of 2015 compared to 12.5% in the prior year period driven by higher volumes, improved pricing and continued manufacturing efficiencies. We continue to be encouraged by the strong demand in the overall trailer market throughout the first nine months of 2015, and our expectation is that overall industry shipment and production levels will remain above replacement demand for the remainder of 2015 and 2016 as many key structural and market drivers continue to support healthy demand for new trailers. In addition, we expect to continue to deliver improvements in our financial and operational results as we further optimize our production facilities, continue to expand our customer base and focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

For the three month period ended September 30, 2015, selling, general and administrative expenses increased $3.1 million as compared to the same period in 2014. This increase is due to higher salaries and employee related costs, including employee incentive programs. As a percentage of net sales, selling, general and administrative expenses increased to 4.6% in the third quarter of 2015 as compared to 4.3% in the prior year period. For the nine month period ended September 30, 2015, selling, general and administrative expenses as a percentage of sales increased to 5.0% as compared to 4.9% in the prior year period.

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

Three Months Ended September 30, 2015

Net Sales

Net sales in the third quarter of 2015 increased $39.7 million, or 8.1%, compared to the third quarter of 2014. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended September 30,
(prior to elimination of intersegment sales)			Change
	2015	2014	$	%
Sales by Segment
Commercial Trailer Products	$387,032	$351,951	$35,080	10.0
Diversified Products	120,219	115,838	4,381	3.8
Retail	41,911	45,166	(3,255)	(7.2)
Eliminations	(17,812)	(21,258)
Total	$531,350	$491,697	$39,653	8.1

New Trailers	(units)
Commercial Trailer Products	15,500	14,700	800	5.4
Diversified Products	1,000	850	150	17.6
Retail	600	800	(200)	(25.0)
Eliminations	(600)	(750)
Total	16,500	15,600	900	5.8

Used Trailers	(units)
Commercial Trailer Products	250	200	50	25.0
Diversified Products	50	50	-	-
Retail	250	350	(100)	(28.6)
Eliminations	(50)	-
Total	500	600	(100)	(16.7)

Commercial Trailer Products segment sales, prior to the elimination of intersegment sales, were $387.0 million for the third quarter of 2015, an increase of $35.1 million, or 10.0%, compared to the third quarter of 2014. Trailers shipped during the third quarter of 2015 totaled 15,500 compared to 14,700 trailers in the prior year period, a 5.4% increase, due to strong customer demand. The increase in trailer shipments and a 3.5% increase in the average selling price of trailers as compared to the prior year period primarily drove the increase in sales. Used trailer sales increased $3.4 million, or 175.9% compared to the prior year period primarily due to a higher average selling price due to product mix, as well as 50 more used trailers shipped in the third quarter of 2015 compared to the prior year period.

Diversified Products segment sales, prior to the elimination of intersegment sales, were $120.2 million for the third quarter of 2015, up $4.4 million, or 3.8%, compared to the third quarter of 2014. New trailer sales increased $10.7 million, or 19.9%, from the prior year period as new trailer shipments during the third quarter of 2015 totaled 1,000 units, an increase from the 850 trailers shipped during the prior year period due primarily to timing of customer pick-ups. Sales of our composite product offerings increased $1.1 million, or 6.5%, as compared to the prior year period due to increased demand in new product offerings. Equipment sales decreased $7.4 million, or 19.9%, compared to the prior year period as a result of lower sales for our non-trailer truck mounted equipment and other engineered products.

Retail segment sales, prior to the elimination of intersegment sales, were $41.9 million in the third quarter of 2015, down $3.3 million, or 7.2%, compared to the prior year period primarily due to a decreased volume in both new and used trailers which was partially offset by increased sales for parts and service. New trailer sales decreased $5.2 million, or 25.3%, as compared to the prior year period, as the 600 new trailers shipped represented a 200 trailer, or 25.0%, decrease from the new trailer shipments in the prior year period. Used trailer sales were down $0.4 million, or 9.1%, as 100 fewer used trailers shipped in the third quarter of 2015 compared to the prior year period. Parts and service sales were up $2.4 million, or 12.5%, compared to the prior year period.

Cost of Sales

Cost of sales for the third quarter of 2015 was $445.3 million, an increase of $15.3 million, or 3.5%, compared to the third quarter of 2014. As a percentage of net sales, cost of sales was 83.8% in the third quarter of 2015 compared to 87.5% in the third quarter of 2014.

Commercial Trailer Products segment cost of sales, prior to the elimination of intersegment sales, as detailed in the following table, was $334.5 million for the third quarter of 2015, an increase of $13.6 million, or 4.2%, compared to the third quarter of 2014. As a percentage of net sales, cost of sales was 86.4% for the current quarter compared to 91.2% in the prior year period.

	Three Months Ended September 30,
Commercial Trailer Products Segment	2015		2014
(prior to elimination of intersegment sales)	(dollars in thousands)
		% of Net		% of Net
		Sales		Sales
Material Costs	$268,266	69.3%	$256,389	72.8%
Other Manufacturing Costs	66,269	17.1%	64,568	18.4%
	$334,535	86.4%	$320,957	91.2%

Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses. Commercial Trailer Products material costs were 69.3% of net sales in the third quarter of 2015 compared to 72.8% for the same period in 2014. The 350 basis point decrease was primarily driven by improved pricing and continued material cost optimization through product design and sourcing as compared to the prior year period. Other manufacturing costs increased $1.7 million in the current year period as compared to the prior year period, resulting from increased variable costs related to increases in new trailer production volumes. As a percentage of sales, other manufacturing costs decreased from 18.4% in the third quarter of 2014 to 17.1% in the 2015 period due to increased leverage of fixed costs from higher production and a reduction in variable manufacturing cost through improved productivity.

Diversified Products segment cost of sales was $91.4 million in the third quarter of 2015, an increase of $0.2 million, or 0.2%, compared to the prior year period. As a percentage of net sales, prior to the elimination of intersegment sales, cost of sales was 76.0% in the third quarter of 2015 as compared to 78.7% in the prior year period. Cost of sales as a percentage of net sales decreased compared to prior year period due to increased volumes, product mix and improved operational efficiencies.

Retail segment cost of sales was $36.6 million in the third quarter of 2015 as compared to $40.3 million in the prior year period. As a percentage of net sales, prior to the elimination of intersegment sales, cost of sales was 87.3% for the third quarter of 2015 compared to 89.2% for the same period in 2014. The decrease in cost of sales as a percentage of net sales was primarily the result of product mix driven by an increased percentage of sales from our higher margin parts and service product lines in the third quarter of 2015 as compared to the prior year period.

Gross Profit

Gross profit was $86.0 million in the third quarter of 2015, an increase of $24.4 million from the prior year period. Gross profit as a percentage of sales was 16.2% for the current quarter and 12.5% for the same period in 2014. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended September 30,
			Change
	2015	2014	$	%
Gross Profit by Segment
Commercial Trailer Products	$52,497	$30,994	$21,503	69.4
Diversified Products	28,857	24,691	4,166	16.9
Retail	5,310	4,896	414	8.5
Corporate & Other	(642)	1,047	(1,689)
Total	$86,022	$61,628	$24,394	39.6

Commercial Trailer Products segment gross profit, prior to the elimination of intersegment sales, was $52.5 million for the third quarter of 2015 compared to $31.0 million for the third quarter of 2014. Gross profit, as a percentage of net sales, was 13.6% in the third quarter of 2015 compared to 8.8% in the 2014 period. The increase in gross profit margin as compared to the prior year period was primarily driven by the increase in new trailer volumes, an improved pricing environment and operational efficiencies.

Diversified Products segment gross profit, prior to the elimination of intersegment sales, was $28.9 million for the third quarter of 2015 compared to $24.7 million in the same quarter of 2014. Gross profit, as a percentage of net sales, was 24.0% in the third quarter of 2015 compared to 21.3% in the 2014 period. The increase in gross profit as compared to the prior year period was due primarily to higher volume, product mix and improved operational efficiencies.

Retail segment gross profit, prior to the elimination of intersegment sales, was $5.3 million for the third quarter of 2015 compared to $4.9 million in the third quarter of 2014. Gross profit, as a percentage of sales, for the third quarter of 2015 was 12.7% compared to 10.8% for the prior year period. The increase in gross profit margin was the result of a growth in sales from the higher-margined parts and services product line attributable to new initiatives, such as onsite customer service in the current year period as compared to the prior year period.

General and Administrative Expenses

General and administrative expenses for the third quarter of 2015 increased $2.9 million, or 19.4%, from the prior year period as a result of a $2.9 million increase in salaries and employee related costs, including employee incentive programs. As a percentage of sales, general and administrative expenses were 3.4 % for the current quarter as compared to 3.0 % for the third quarter of 2014.

Selling Expenses

Selling expenses were $6.5 million in the third quarter of 2015, an increase of $0.2 million, or 3.0%, compared to the prior year period primarily due to an increase in employee incentive programs. As a percentage of net sales, selling expenses were 1.2% for the third quarter of 2015 as compared to 1.3% for the third quarter of 2014.

Amortization of Intangibles

Amortization of intangibles was $5.3 million for the third quarter of 2015 compared to $5.5 million in the prior year period. Amortization of intangibles for both periods primarily includes amortization expense recognized for intangible assets recorded from the acquisition of Walker in May 2012 and certain assets of Beall in February 2013.

Other Income (Expense)

Interest expense for the third quarter of 2015 totaled $4.8 million compared to $5.5 million in the third quarter of 2014. Interest expense for both periods is primarily related to interest and non-cash accretion charges on our Convertible Senior Notes and Term Loan Credit Agreement. The decrease from the prior year period is primarily due to lower outstanding loan commitments through voluntary debt payments made over the prior year as well as lower interest rates obtained in amendments to our Revolving Credit Agreement and Term Loan Credit Agreement during 2015.

Income Taxes

We recognized income tax expense of $19.5 million in the third quarter of 2015 compared to $10.6 million for the same period in the prior year. The effective tax rate for the third quarter of 2015 was 38.0%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes offset by the benefit of the U.S. Internal Revenue Code domestic manufacturing deduction.

Nine Months Ended September 30, 2015

Net Sales

Net sales for the first nine months of 2015 increased $147.9 million, or 11.1%, compared to the first nine months of 2014. By business segment, net external sales and related units sold were as follows (dollars in thousands):

	Nine Months Ended September 30,
(prior to elimination of intersegment sales)			Change
	2015	2014	$	%
Sales by Segment
Commercial Trailer Products	$1,096,054	$915,845	$180,209	19.7
Diversified Products	322,148	343,235	(21,087)	(6.1)
Retail	130,515	142,386	(11,871)	(8.3)
Eliminations	(64,939)	(65,628)
Total	$1,483,778	$1,335,838	$147,940	11.1

New Trailers	(units)
Commercial Trailer Products	45,250	37,800	7,450	19.7
Diversified Products	2,650	2,550	100	3.9
Retail	2,050	2,500	(450)	(18.0)
Eliminations	(2,200)	(2,400)
Total	47,750	40,450	7,300	18.0

Used Trailers	(units)
Commercial Trailer Products	650	3,050	(2,400)	(78.7)
Diversified Products	100	100	-	-
Retail	750	1,300	(550)	(42.3)
Eliminations	(50)	-
Total	1,450	4,450	(3,000)	(67.4)

Commercial Trailer Products segment sales, prior to the elimination of intersegment sales, were $1,096.1 million for the first nine months of 2015, an increase of $180.2 million, or 19.7%, compared to the same period of 2014. Trailers shipped during the first nine months of 2015 totaled 45,250 trailers compared to 37,800 trailers in the prior year period, a 19.7% increase, due to strong customer demand and resulted in an increase in sales. The average selling price increased 1.2% as compared to the prior year period due to improved pricing. Used trailer sales decreased $8.2 million, or 37.6%, compared to the prior year period primarily due to decreased availability of product through fleet trade packages, as approximately 2,400 fewer used trailers shipped in the first nine months of 2015 compared to the prior year period.

Diversified Products segment sales, prior to the elimination of intersegment sales, were $322.1 million for the first nine months of 2015, down $21.1 million, or 6.1%, compared to the first nine months of 2014. New trailer shipments for the first nine months of 2015 totaled approximately 2,650 compared to 2,550 trailers in the prior year period. New trailer sales increased $7.0 million, or 4.3%, primarily as a result of the 3.9% increase in trailer shipments. Sales of our composite product offerings decreased $9.1 million, or 14.8%, as compared to the prior year period as a result of lower volume. Equipment sales decreased $18.8 million, or 19.6%, compared to the prior year period as a result of lower sales of our non-trailer truck mounted equipment and other engineered products.

Retail segment sales were $130.5 million in the first nine months of 2015, down $11.9 million, or 8.3%, compared to the prior year period primarily due to fewer retail locations resulting from the transition of three of our former West Coast branches to independent dealers in May 2014. New trailer shipments in the first nine months of 2015 totaled approximately 2,050 which were 450 lower, or 18.0%, compared to the prior year period resulting in a new trailer sales decrease of $10.9 million, or 16.6%. Used trailer sales were down $2.3 million, or 17.9%, as 550 fewer used trailers were shipped in the first nine months of 2015 as compared to the prior year period. The reduction in used trailer shipments was partially offset by a 38.1% increase in used trailer average selling prices as a result of product mix. Parts and service sales were up $1.8 million, or 2.9% compared to the prior year period.

Cost of Sales

Cost of sales for the first nine months of 2015 was $1,268.2 million, an increase of $102.2 million, or 8.8%, compared to the first nine months of 2014. As a percentage of net sales, cost of sales was 85.5% in the first nine months of 2015 compared to 87.3% in the first nine months of 2014.

Commercial Trailer Products segment cost of sales, as detailed in the following table, was $967.8 million for the first nine months of 2015, an increase of $125.9 million, or 15.0%, compared to the same period of 2014. As a percentage of net sales, cost of sales was 88.3% for the first nine months of 2015 compared to 91.9% in the prior year period.

	Nine Months Ended September 30,
Commercial Trailer Products Segment	2015		2014
(prior to elimination of intersegment sales)	(dollars in thousands)
		% of Net		% of Net
		Sales		Sales
Material Costs	$774,218	70.6%	$668,582	73.0%
Other Manufacturing Costs	193,577	17.7%	173,311	18.9%
	$967,795	88.3%	$841,893	91.9%

Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses. Commercial Trailer Products material costs, prior to elimination of intersegment sales, were 70.6% of net sales in the first nine months of 2015 compared to 73.0% for the same period in 2014. The 240 basis point decrease was primarily driven by improved pricing and continued material cost optimization through product design and sourcing as compared to the prior year period. Other manufacturing costs increased $20.3 million in the current year period as compared to the prior year period, resulting from increased variable costs related to increases in new trailer production volumes. As a percentage of sales, other manufacturing costs decreased from 18.9% in the first nine months of 2014 to 17.7% in the 2015 period due to increased leverage of fixed costs from higher production and a reduction in variable manufacturing cost through improved productivity.

Diversified Products segment cost of sales, prior to the elimination of intersegment sales, was $248.3 million in the first nine months of 2015, a decrease of $18.1 million, or 6.8%, compared to the same period in 2014. As a percentage of net sales prior to the elimination of intersegment sales, cost of sales was 77.1% in the first nine months of 2015 compared to 77.6% in the first nine months of 2014. The 0.5% decrease as a percentage of net sales was due to product mix and improved operational efficiencies.

Retail segment cost of sales was $115.0 million in the first nine months of 2015 as compared to $126.4 million in the prior year period. As a percentage of net sales prior to the elimination of intersegment sales, cost of sales was 88.1% for the first nine months of 2015 compared to 88.7% in the first nine months of 2014. The decrease in cost of sales as a percentage of net sales was primarily the result of product mix driven by an increased percentage of sales from our higher margin parts and service product lines for the nine months of 2015 as compared to the prior year period.

Gross Profit

Gross profit was $215.6 million in the first nine months of 2015, an increase of $45.7 million from the prior year period. Gross profit as a percentage of sales was 14.5% for the current period and 12.7% for the same period in 2014. Gross profit by segment was as follows (in thousands):

	Nine Months Ended September 30,
			Change
	2015	2014	$	%
Gross Profit by Segment
Commercial Trailer Products	$128,259	$73,952	$54,308	73.4
Diversified Products	73,864	76,822	(2,958)	(3.9)
Retail	15,468	16,025	(557)	(3.5)
Corporate & Other	(1,966)	3,114	(5,080)
Total	$215,625	$169,913	$45,713	26.9

Commercial Trailer Products segment gross profit, prior to the elimination of intersegment sales, was $128.3 million for the first nine months of 2015 compared to $74.0 million for the first nine months of 2014. Gross profit, as a percentage of net sales, was 11.7% in the first nine months of 2015 compared to 8.1% in the 2014 period. The increase in gross profit margin as compared to the prior year period was primarily driven by the increase in new trailer volumes, an improved pricing environment and increased operational efficiencies.

Diversified Products segment gross profit, prior to the elimination of intersegment sales, was $73.9 million for the first nine months of 2015 compared to $76.8 million in the 2014 period. Gross profit, as a percentage of sales, was 22.9% in the first nine months of 2015 compared to 22.4% in the same period of 2014. The increase in gross profit margin as compared to the prior year period was due primarily to product mix and improved operational efficiencies.

Retail segment gross profit, prior to the elimination of intersegment sales, was $15.5 million for the first nine months of 2015 compared to $16.0 million in the first nine months of 2014. Gross profit, as a percentage of sales, was 11.9% for the first nine months of 2015 compared to 11.3% in the first nine months of 2014.

General and Administrative Expenses

General and administrative expenses for the first nine months of 2015 increased $8.9 million, or 19.8%, from the prior year period primarily as a result of an $8.1 million increase in salaries and employee related costs, including employee incentive programs, and a $0.9 million increase in technology costs. As a percentage of sales, general and administrative expenses were 3.6% for the current period as compared to 3.4% for the same period of 2014.

Selling Expenses

Selling expenses were $20.2 million in the first nine months of 2015, a decrease of $0.1 million, or 0.7%, compared to the prior year period as decreases in advertising and promotional costs and various other reductions totaling $1.2 million offset the $1.1 million increase in salaries and employee related costs, including employee incentive programs. As a percentage of net sales, selling expenses were 1.4% for the first nine months of 2015 compared to 1.5% for the prior year period.

Amortization of Intangibles

Amortization of intangibles was $15.9 million for the first nine months of 2015 compared to $16.4 million in the prior year period. Amortization of intangibles for both periods primarily includes amortization expense recognized for intangible assets recorded from the acquisition of Walker in May 2012 and certain assets of Beall in February 2013.

Other Income (Expense)

Interest expense for the first nine months of 2015 totaled $14.8 million compared to $16.9 million in the first nine months of 2014. Interest expense for both periods is primarily related to interest and non-cash accretion charges on our Convertible Senior Notes and Term Loan Credit Agreement. The decrease from the prior year period is primarily due to lower outstanding loan commitments through voluntary debt payments made over the prior year as well as lower rates achieved through amendments to both our Revolving Credit Agreement and Term Loan Credit Agreement during 2015.

Other, net for the first nine months of 2015 represented income of $2.5 million as compared to an expense of $1.6 million for the prior year period. The current year period primarily consists of an $8.3 million gain on the sale of our former Retail branch real estate in Fontana, California and Portland, Oregon partially offset by $5.3 million of accelerated amortization and related fees in connection with the refinancing of our Term Loan Credit Agreement in March 2015 and $0.3 million of charges incurred in connection with the amendment to our Revolving Credit Agreement in June 2015 (see “Revolving Credit Agreement” section below for further details). The prior year period includes a loss on early extinguishment of debt of $1.0 million for debt issuance costs recognized on the voluntary principal payment made on our Term Loan Credit Agreement as well as a $0.6 million loss on the transition of three of our Retail branches to independent dealer facilities.

Income Taxes

We recognized income tax expense of $42.4 million in the first nine months of 2015 compared to $27.9 million for the prior year period. The effective tax rate for the first nine months of 2015 was 37.4%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes offset by the benefit of the U.S. Internal Revenue Code domestic manufacturing deduction.

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of debt and equity. As of September 30, 2015 our debt to equity ratio was 0.8:1.0. Our long-term objective is to generate operating cash flows sufficient to fund normal working capital and capital expenditure requirements and position ourselves to take advantage of market opportunities, including the ability to improve our capital structure through debt repayments and share repurchases. For the remainder of 2015, we expect to fund operations, working capital requirements and capital expenditures through cash flows from operations, as well as from available borrowings under our Credit Agreement (as described below in “Debt Agreements and Related Amendments” section).

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

The Notes are convertible by their holders into cash, shares of our common stock or any combination thereof at our election, at an initial conversion rate of 85.4372 shares of our common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events as described in the indenture for the Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date. As of September 30, 2015, the Notes were not convertible based on the above criteria. If the Notes were converted as of September 30, 2015, the if-converted value would not exceed the principal amount.

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

As of September 30, 2015, we were in compliance with all covenants of the Credit Agreement.

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

During the second quarter of 2015 and in connection with the $13.1 million sale of our former Retail branch real estate in Fontana, California and Portland, Oregon, we are required, under the Term Loan Agreement, to reinvest amounts up to $10.0 million for qualified assets within 12 months of the sale. Further, a mandatory principal payment is required for asset sales greater than $10.0 million, with the amount of the required payment equal to the excess above $10.0 million, or $3.1 million. However, the lenders party to the Term Loan Credit Agreement approved a waiver providing us the opportunity to use the excess proceeds to exercise a purchase option on a capital lease obligation for one of our existing manufacturing facilities, and we exercised the option on July 10, 2015. In conjunction with the restrictions on use described above, as of September 30, 2015, we have included $5.4 million in Prepaid expenses and other on the Company’s Condensed Consolidated Balance Sheet.

For the nine months ended September 30, 2015 and 2014, under the Term Loan Credit Agreement the Company paid interest of $7.1 million and $7.9 million, respectively, and principal of $1.0 million and $42.1 million, respectively. As of September 30, 2015, the Company had $191.9 million outstanding under the Term Loan Credit Agreement, of which $1.9 million was classified as current on the Company’s Condensed Consolidated Balance Sheet as a result of Amendment No. 2 of the Term Loan Credit Agreement which requires a mandatory 1% per year principal payment and includes a mandatory principal payment for the asset sales in excess of $10.0 million, as described above.

For the nine months ended September 30, 2015 and 2014, the Company charged $0.2 million and $0.7 million, respectively, of amortization for original issuance discount fees as Interest Expense in the Condensed Consolidated Statements of Operations. In addition, for the nine months ended September 30, 2015 the Company charged $5.3 million of accelerated amortization and related fees in connection with Amendment No. 2 included in Other, net in the Condensed Consolidated Statements of Operations. Additionally, in connection with Amendment No. 2 of the Term Loan Credit Agreement, the Company paid a total of $0.9 million in original issuance discount fees which are being amortized over the life of the amended Term Loan Credit Agreement using the effective interest rate method.

Cash Flow

Cash provided by operating activities for the first nine months of 2015 totaled $104.7 million, compared to $14.7 million provided during the same period in 2014. Cash provided by operations during the current year period was the result of net income adjusted for various non-cash activities, including depreciation, amortization, deferred income taxes, stock-based compensation, accretion of debt discount, gains (or losses) on sale of assets, and loss on debt extinguishment of $102.0 million as well as a $2.7 million decrease in working capital. Decreases in working capital for the current year period can be attributed to our continued focus on managing working capital in spite of increased production of finished goods and increased raw material requirements necessary to meet current production demand. Changes in key working capital accounts for the first nine months of 2015 as compared to the same period in 2014 are summarized below (in thousands):

Source (Use) of cash:	2015	2014	Change
Accounts Receivable	$(3,744)	$(31,263)	$27,519
Inventories	(50,366)	(79,534)	29,169
Accounts Payable and Accrued Liabilities	58,465	25,094	33,371
Net source (use) of cash	$4,355	$(85,703)	$90,058

Accounts receivable increased by $3.7 million in the first nine months of 2015 as compared to an increase of $31.3 million in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was approximately 24 days in 2015 compared to approximately 28 days in the 2014 period. The increase in accounts receivable during the first nine months of 2015 was primarily due to the increase in demand as well as the timing of shipments and customer collections during the quarter. Inventory increased by $50.4 million during the first nine months of 2015 as compared to an increase of $79.5 million in the 2014 period. Inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 8 times in the 2015 period compared to approximately 7 times in the 2014 period. Accounts payable and accrued liabilities increased by $58.5 million in 2015 compared to an increase of $25.1 million for the same period in 2014. The increase during the first nine months of 2015 was primarily due to increased production levels and increased purchasing activities required to meet current demand. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 27 days in 2015 as compared to 29 days in the same period in 2014.

Investing activities used $4.7 million during the first nine months of 2015 compared to $4.8 million used during the same period in 2014. Investing activities for the first nine months of 2015 include capital expenditures of $12.6 million as well as $5.4 million of restricted cash available to be used for asset reinvestments under our Term Loan Credit Agreement partially offset by proceeds from the sale of property, plant and equipment totaling $13.2 million, which comprised primarily of the sale of our former Retail branch real estate. Cash used in investing activities in the first nine months of 2014 were primarily related to capital expenditures of $9.0 million partially offset by proceeds from the sale of certain Retail branch location assets totaling $4.1 million.

Financing activities used $48.9 million during the first nine months of 2015 as compared to $43.6 million used in the same period in 2014. Cash used in financing activities during the current year period primarily relates to the repurchase of common stock through our share repurchase program totaling $41.4 million, principal payments under existing debt and capital lease obligations of $5.2 million, and debt issuance costs of $2.6 million incurred in relation to Amendment No. 2 to our Term Loan Credit Agreement and the amendment to our Revolving Credit Agreement. Cash used in financing activities in the first nine months of 2014 was primarily due to principal payments under our Term Loan Credit Agreement of $42.1 million.

As of September 30, 2015, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $366.0 million, representing an increase compared to September 30, 2014 and December 31, 2014 of $146.2 million and $76.0 million, respectively. Total debt and capital lease obligations amounted to $333.0 million as of September 30, 2015. As we continue to see improvements to the overall trailer industry, as well as our operating performance metrics, we believe our liquidity is adequate to fund operations, working capital needs and capital expenditures for the remainder of 2015 and 2016.

Capital Expenditures

Capital spending amounted to $12.6 million for the first nine months of 2015 and is anticipated to be approximately $23.0 million for 2015. Capital spending for 2015 has been and is expected to continue to be primarily utilized to support maintenance, growth and productivity improvement initiatives within our facilities.

Off-Balance Sheet Transactions

As of September 30, 2015, we had approximately $8.1 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter ended September 30, 2015.

Contractual Obligations and Commercial Commitments

A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of September 30, 2015 for the remaining three months of 2015 and the calendar years thereafter are as follows (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total

DEBT:
Revolving Facility (due 2020)	$-	$-	$-	$-	$-	$52	$52
Convertible Senior Notes (due 2018)	-	-	-	150,000	-	-	150,000
Term Loan Credit Facility (due 2022)	482	1,928	1,928	1,928	1,928	183,685	191,881
Industrial Revenue Bond	126	517	539	92	-	-	1,275
Capital Leases (including principal and interest)	285	943	594	453	361	752	3,387
TOTAL DEBT	$893	$3,388	$3,061	$152,474	$2,289	$184,489	$346,594

OTHER:
Operating Leases	$839	$3,096	$2,320	$1,100	$628	$134	$8,116
TOTAL OTHER	$839	$3,096	$2,320	$1,100	$628	$134	$8,116

OTHER COMMERCIAL COMMITMENTS:
Letters of Credit	$6,211	$-	$-	$-	$-	$-	$6,211
Raw Material Purchase Commitments	24,333	34,390	-	-	-	-	58,723
Used Trailer Purchase Commitments	4,614	-	-	-	-	-	4,614
TOTAL OTHER COMMERCIAL
COMMITMENTS	$35,158	$34,390	$-	$-	$-	$-	$69,548

TOTAL OBLIGATIONS	$36,889	$40,874	$5,382	$153,573	$2,918	$184,623	$424,259

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

Scheduled payments for our Convertible Senior Notes exclude interest payments that bear interest at the rate of 3.375% per annum from the date of issuance, payable semi-annually on May 1 and November 1.

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

We have $58.7 million in purchase commitments for various raw material commodities, including aluminum, steel, nickel and copper as well as other raw material components that are within normal production requirements.

We have used trailer purchase commitments totaling $4.6 million related to commitments with certain customers to accept used trailers on trade for new trailer purchases. These commitments arise in the normal course of business related to future new trailer orders at the time a new trailer order is placed by the customer.

Backlog

Orders that have been confirmed by customers in writing and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $1,097 million at September 30, 2015 compared to $1,087 million at December 31, 2014 and $794 million at September 30, 2014. We expect to complete the majority of our existing backlog orders within the next 12 months.

OUTLOOK

The healthy demand environment for trailers experienced during the second half of last year and first six months of 2015 continued into the third quarter of 2015. This healthy demand environment is evidenced by our strong backlog, a trailer demand forecast by industry forecasters significantly above replacement demand levels for the next several years and our ability to increase prices to improve and recapture lost margins. Recent estimates from industry analysts, ACT Research Company (“ACT”) and FTR Associates (“FTR”), forecast strong demand levels in 2015 and beyond, with ACT currently estimating trailer shipments to be approximately 307,500 trailers for 2015, representing an increase of 14.4% as compared to 2014, and forecasting continued strong demand levels into the foreseeable future with estimated average demand in excess of 270,000 new trailers per year for the five year period ending 2020. FTR anticipates new trailer production to be approximately 307,100 new trailers in 2015, representing an increase of 15.8% as compared to 2014 while projecting a decrease in 2016 with production totaling 276,000 trailers. Nevertheless, there remain downside risks relating to issues with both the domestic and global economies, including the housing and construction-related markets in the U.S.

Other potential risks we face as we proceed further into 2015 will primarily relate to our ability to manage the cost and supply of raw materials, commodities and components. Significant increases in the cost of certain commodities, raw materials or components could have an adverse effect on our results of operations. As has been our practice, we endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk that changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions aluminum extrusions and specialty steel coil. At the current and expected demand levels, there may be shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products.

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

Based on the published industry demand forecasts, customer feedback regarding their current requirements, our existing backlog of orders and our continued efforts to be selective in our order acceptance to ensure we obtain appropriate value for our products, we estimate that for the full year 2015 total new trailers sold will be between 63,000 and 64,000, which reflects trailer volumes 10% to 12% higher than 2014 demand levels. As a result of our commitment to recapture margins within our Commercial Trailer Products segment, our expectation for growth in trailer volumes is similar to the expected industry growth rate, and we have already begun to realize the improvements in pricing and profitability and we expect continued improvements during the remainder of 2015 and into 2016.

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

Commodity Prices

We are exposed to fluctuations in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel and copper, as well as other raw material components. Given the historical volatility of certain commodity prices, this exposure can materially impact product costs. We manage commodity price changes by entering into fixed price contracts with our suppliers. As of September 30, 2015, we had $58.7 million in raw material purchase commitments through December 2016 for materials that will be used in the production process, as compared to $71.3 million as of December 31, 2014. With the exception of certain long-term agreements with our core customers, we typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in product prices, our results would be materially and adversely affected.

Interest Rates

As of September 30, 2015, we had no material floating rate debt outstanding under our revolving facility. During the nine month period ended September 30, 2015, we maintained an average floating rate borrowing level of less than $0.1 million under our revolving line of credit. In addition, as of September 30, 2015, we had outstanding borrowings under our Term Loan Credit Agreement totaling $191.9 million that bear interest at a floating rate, subject to a minimum interest rate. Based on the average borrowings under our revolving facility and the outstanding indebtedness under our Term Loan Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of $0.4 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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

ITEM 4.               CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2015.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal year 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Our Equity Securities

On December 18, 2014, we publically announced that our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $60 million of our common stock over a two year period ending December 31, 2016. For the quarter ended September 30, 2015, there were 100,000 shares repurchased pursuant to this repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($in millions)
July 2015	100,000	$13.45	100,000	$18.6
August 2015	0	$0.00	0	$18.6
September 2015	0	$0.00	0	$18.6
Total	100,000	$13.45	100,000	$18.6

ITEM 6.              EXHIBITS

(a)	Exhibits:

31.01	Certification of Principal Executive Officer
31.02	Certification of Principal Financial Officer
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101	Interactive Data File Pursuant to Rule 405 of Regulation S-T

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: October 27, 2015	By:	/s/ Jeffery L. Taylor
Jeffery L. Taylor
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

