Form 10-K
period 2015-12-31
WABASH NATIONAL CORP /DE
filed 2016-02-26
CIK 879526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2015 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission File Number: 1-10883

WABASH NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1000 Sagamore Parkway South Lafayette, Indiana (Address of Principal Executive Offices)	52-1375208 (IRS Employer Identification Number) 47905 (Zip Code)

Registrant’s telephone number, including area code: (765) 771-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2015 was $819,745,393 based upon the closing price of the Company's common stock as quoted on the New York Stock Exchange composite tape on such date.

The number of shares outstanding of the registrant's common stock as of February 18, 2016 was 64,935,898.

Part III of this Form 10-K incorporates by reference certain portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be filed within 120 days after December 31, 2015.

TABLE OF CONTENTS

WABASH NATIONAL CORPORATION

FORM 10-K FOR THE FISCAL

YEAR ENDED DECEMBER 31, 2015

FORWARD LOOKING STATEMENTS

This Annual Report of Wabash National Corporation (together with its subsidiaries, “Wabash,” “Company,” “us,” “we,” or “our”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forward-looking statements” include, but are not limited to, statements regarding:

•	our business plan;

•	our expected revenues, income or loss;

•	our ability to manage our indebtedness

•	our strategic plan and plans for future operations;

•	financing needs, plans and liquidity, including for working capital and capital expenditures;

•	our ability to achieve sustained profitability;

•	reliance on certain customers and corporate relationships;

•	availability and pricing of raw materials;

•	availability of capital and financing;

•	dependence on industry trends;

•	the outcome of any pending litigation or notice of environmental dispute;

•	export sales and new markets;

•	engineering and manufacturing capabilities and capacity;

•	acceptance of new technology and products;

•	government regulation; and

•	assumptions relating to the foregoing.

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

PART I

ITEM 1—BUSINESS

Overview

Wabash National Corporation (together with its subsidiaries, “Wabash,” “Company,” “us,” “we,” or “our”) was founded in 1985 as a start-up company in Lafayette, Indiana. We are now a diversified industrial manufacturer and North America’s leading producer of semi-trailers and liquid transportation systems. We design, manufacture and market a diverse range of products, including dry freight and refrigerated trailers, platform trailers, bulk tank trailers, dry and refrigerated truck bodies, truck-mounted tanks, intermodal equipment, aircraft refueling equipment, structural composite panels and products, trailer aerodynamic solutions and specialty food grade and pharmaceutical equipment. We believe our position as a leader in our key industries is the result of longstanding relationships with our core customers, our demonstrated ability to attract new customers, our broad and innovative product lines, our technological leadership and our extensive distribution and service network. Our management team is focused on continuing to optimize our manufacturing and retail operations to match the current demand environment, implementing cost savings initiatives and lean manufacturing techniques, strengthening our capital structure, developing innovative products that enable our customers to succeed, improving earnings and continuing diversification of the business into higher margin opportunities that leverage our intellectual and process capabilities.

Wabash was incorporated in Delaware in 1991 and is the successor by merger to a Maryland corporation organized in 1985. Our internet website is www.wabashnational.com. We make our electronic filings with the Securities Exchange Commission (the “SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available on our website free of charge as soon as practicable after we file or furnish them with the SEC. Information on the website is not part of this Annual Report.

Operating Segments

We manage our business in three segments: Commercial Trailer Products, Diversified Products and Retail. Certain corporate-related administrative costs, interest and income taxes are not allocated to these three segments, but are reported in our Corporate and Eliminations segment. Financial results by operating segment, including information about revenues from customers, measures of profit and loss and financial information regarding geographic areas and export sales are discussed in Note 12, Segments and Related Information, of the accompanying consolidated financial statements. By operating segment, net sales, prior to the elimination of intersegment sales, were as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Sales by Segment
Commercial Trailer Products	$1,509,380	$1,294,164	$1,082,456
Diversified Products	428,021	466,238	458,653
Retail	167,291	190,080	181,486
Corporate and Eliminations	(77,203)	(87,167)	(86,909)
Total	$2,027,489	$1,863,315	$1,635,686

Commercial Trailer Products

Commercial Trailer Products segment sales as a percentage of our consolidated net sales and gross margin measured prior to intersegment eliminations were:

	Year Ended December 31,
	2015	2014	2013
Percentage of net sales	71.7%	66.4%	62.8%
Percentage of gross profit	61.1%	45.8%	39.5%

The Commercial Trailer Products segment manufactures standard and customized van and platform trailers. We seek to identify and produce proprietary custom products that offer exceptional value to customers with the potential to generate higher profit margin than standardized products. We believe that we have the engineering and manufacturing capability to produce these products efficiently. We introduced our proprietary composite product, DuraPlate®, in 1996 and have experienced widespread truck trailer industry acceptance. Since 2002, sales of our DuraPlate® trailers have represented approximately 94% of our total new dry van trailer sales. We are also a competitive producer of refrigerated trailer products as well as other specialty products, including converter dollies. Through our Transcraft subsidiary we also manufacture steel and aluminum flatbed and dropdeck trailers. Through our Commercial Trailer Products segment, we also operate a wood flooring production facility that manufactures laminated hard wood oak products for our van trailer products.

Commercial Trailer Products’ transportation equipment is marketed under the Wabash®, DuraPlate®, DuraPlateHD®, DuraPlate® XD-35®, ArcticLite®, RoadRailer®, Transcraft® and Benson® trademarks directly to customers, through independent dealers and through our Company-owned retail branch network. Historically, we have focused on our longstanding core customers representing many of the largest companies in the trucking industry, but have expanded this focus over the past several years to include numerous additional key accounts. Our relationships with our core customers have been central to our growth since inception. We have also actively pursued the diversification of our customer base through our network of independent dealers. For our van business we utilize a total of 25 independent dealers with approximately 63 locations throughout North America to market and distribute our trailers. We distribute our flatbed and dropdeck trailers through a network of 73 independent dealers with approximately 123 locations throughout North America. In addition, we maintain a used fleet sales center to focus on selling both large and small fleet trade packages to the wholesale market.

Diversified Products

Diversified Products segment sales as a percentage of our consolidated net sales and gross margin measured prior to intersegment eliminations were:

	Year Ended December 31,
	2015	2014	2013
Percentage of net sales	20.3%	23.9%	26.7%
Percentage of gross profit	32.4%	45.2%	51.0%

The Diversified Products segment focuses on our commitment to expand our customer base, diversify our product offerings, end markets and revenues, and extend our market leadership by leveraging our intellectual property and technology, including our proprietary DuraPlate® panel technology, drawing on our core manufacturing expertise and making available products that are complementary to the truck and tank trailers and transportation equipment we offer. This segment includes a wide array of products and customer-specific solutions. Leveraging our intellectual property and technology and core manufacturing expertise into new applications and market sectors enables us to deliver greater value to our customers and shareholders.

The Diversified Products segment is comprised of four strategic business units: Tank Trailer, Aviation & Truck Equipment, Process Systems and Composites. The Tank Trailer business sells products through several brands including Walker Transport, Brenner® Tank, Bulk International and Beall® Trailers. These brands represent leading positions in liquid transportation systems and include a full line of stainless steel and aluminum tank trailers for the North American chemical, dairy, food and beverage, and petroleum and energy services markets. Offerings related to our Process Systems business include brands such as Walker® Engineered Products and Extract Technology® and represent what we estimate to be leading positions in isolators, stationary silos and downflow booths around the world for the chemical, dairy, food and beverage, pharmaceutical and nuclear markets. The Aviation & Truck Equipment business is a leading manufacturer of truck-mounted tanks used in the aviation, refined fuel, heating oil, propane and liquid waste industries with products offered under the Garsite and Progress Tank brands. Our Composites business includes offerings under our DuraPlate® composite panel technology, which contains unique properties of strength and durability that can be utilized in numerous applications in addition to truck trailers and truck bodies. The Diversified Products segment has leveraged our DuraPlate® panel technology to develop numerous proprietary products, including the DuraPlate® AeroSkirt®, an aerodynamic solution for over-the-road trailers that provides approximately 6% improvement in fuel economy, as well as a line of foldable portable storage containers. Leveraging its experience with DuraPlate® and trailer aerodynamics, the Composites business has developed a full line of aerodynamic solutions designed to improve overall trailer aerodynamics and fuel economy, most notably the AeroSkirt CX™, Ventix DRSTM and AeroFinTM. In addition, we utilize our DuraPlate® technology in the production of truck bodies, overhead doors and other industrial applications. These DuraPlate® composite products are sold to original equipment manufacturers and aftermarket customers.

Through these brands and product offerings, our Diversified Products segment now serves a variety of end markets, a number of which we believe are less cyclical than the markets served by our Commercial Trailer Products and Retail segments. We expect to continue to focus on diversifying our Diversified Products segment to enhance our business model, strengthen our revenues and become a stronger company that can deliver greater value to our shareholders.

Retail

Retail segment sales as a percentage of our consolidated net sales and gross margin measured prior to intersegment eliminations were:

	Year Ended December 31,
	2015	2014	2013
Percentage of net sales	8.0%	9.7%	10.5%
Percentage of gross profit	6.5%	9.0%	9.5%

The Retail segment includes our 15 Company-owned retail branch locations, which are strategically located near large metropolitan areas to provide additional opportunities to distribute our products, diversify our factory direct sales and also offer services and support capabilities for our customers. Additionally, this segment includes 9 on-site service locations, where we provide dedicated service on a customer’s site in conjunction with long-term service and maintenance contracts. Our retail branch network’s sale of new and used trailers, aftermarket parts and service generally provides enhanced margin opportunities.

Strategy

We are committed to a corporate strategy that seeks to maximize shareholder value by executing on the core elements of our strategic plan:

•	Value Creation. We intend to continue our focus on improved earnings and cash flow.

•	Operational Excellence. We are focused on maintaining a reduced cost structure by adhering to continuous improvement and lean manufacturing initiatives.

•	People. We recognize that to achieve our strategic goals we must continue to develop the organization’s skills to advance our employees’ capabilities and to attract talented people.

•	Customer Focus. We have been successful in developing longstanding relationships with core customers, and while we intend to maintain these relationships we seek to create new revenue opportunities by developing new customer relationships through the offering of customized transportation solutions.

•	Innovation. We intend to continue to be the technology leader by providing new and differentiated products and services that generate enhanced profit margins.

•	Corporate Growth. We intend to expand our product offering and competitive advantage by increasing our focus on the diversification of products and leveraging our intellectual and physical assets for organic growth.

Industry and Competition

Trucking in the U.S., according to the American Trucking Association (ATA), was estimated to be a $700 billion industry in 2014, representing approximately 80% of the total transportation industry revenue. Furthermore, ATA estimates that approximately 69% of all freight tonnage in 2014 was carried by trucks. Trailer demand is a direct function of the amount of freight to be transported. Furthermore, ATA estimates that the percentage of freight tonnage carried by trucks will grow 25% by 2026. To meet this continued high demand for freight, truck carriers will need to replace and expand their fleets, which typically results in increased trailer orders.

Transportation in the U.S., including trucking, is a cyclical industry that has experienced three cycles over the last 20 years. In each of the last three cycles the decline in freight tonnage preceded the general U.S. economic downturn by approximately two and one-half years and the recovery has generally preceded that of the economy as a whole. The trailer industry generally follows the transportation industry, experiencing cycles in the early and late 90’s lasting approximately 58 and 67 months, respectively. Truck freight tonnage, according to ATA statistics, started declining year-over-year in 2006 and remained at depressed levels through 2009. The most recent cycle concluded in 2009, lasting a total of 89 months. After three consecutive years with total trailer demand well below normal replacement demand levels estimated to be approximately 220,000 trailers, the four year period ending December 2015 represent consecutive years of significant improvement in which the total trailer market increased year-over-year by 14%, 1%, 15% and 14% in 2012, 2013, 2014 and 2015, respectively, with total shipments of approximately 232,000; 234,000, 269,000 and 307,000, respectively. In our view, we expect to see continued strong demand for new trailer equipment as the economic and industry specific indicators we track, including but not limited to ATA’s truck tonnage index, employment growth, housing and auto sectors, as well as the overall gross domestic product, appear to be trending in a positive direction.

Wabash, and its three largest competitors, Great Dane, Utility and Hyundai Translead, are generally viewed as the top trailer manufacturers in the U.S. and accounted for approximately 69% of U.S. new trailer market share in 2015. Our market share of U.S. total trailer shipments in 2015 was approximately 20%. Trailer manufacturers compete primarily through the quality of their products, customer relationships, service availability and price. Over the past several years, we have seen a number of our competitors follow our leadership in the development and use of composite sidewalls that compete directly with our DuraPlate® products. Our product development is focused on maintaining our leading position with respect to these products and on development of new products and markets, leveraging our proprietary DuraPlate® product, as well as our expertise in the engineering and design of customized products.

The table below sets forth new trailer production for Wabash and, as provided by Trailer Body Builders Magazine, our largest competitors and the trailer industry as a whole within North America. The data represents all segments of the market, except containers and chassis. For the years included below, we have participated primarily in the van and platform trailer segments and added the tank trailer segment beginning in 2012 with the acquisitions of Walker Group Holdings (“Walker”) in May 2012 and certain assets of Beall Corporation (“Beall’) in February 2013. Van trailer demand, the largest segment within the trailer industry, has continued to show sequential improvements over each of the last five years from a low of approximately 52,000 trailers in 2009 and recovering to an estimated 227,000 van trailers in 2015. Our market share for van trailers in 2015 was approximately 24%, a decrease of less than 1% from 2014.

	2015	2014	2013		2012		2011
Wabash	63,000	56,000	46,000		45,000	(2)	49,000
Great Dane	52,000	48,000	44,000		44,000		39,000
Utility	49,000	41,000	39,000		38,000		33,000
Hyundai Translead	43,000	34,000	27,000		23,000		18,000
Stoughton	15,000	13,000	12,000		11,000		9,000
Other principal producers	40,000	37,000	31,000		33,000		25,000
Total Industry	302,000	265,000	232,000	(1)	227,000		201,000	(1)
(1)	Data revised by publisher in a subsequent year.
(2)	The 2012 production includes Walker volumes on a full-year pro forma basis.

Our diversified product segment, in most cases, participates in markets different than our traditional van and platform trailer product offerings. The end markets that our diversified products serve are broader and more diverse than the trailer industry, including environmental, pharmaceutical, biotech, oil and gas, moving and storage and specialty vehicle. In addition, our diversification efforts pertain to new and emerging markets and many of the products are driven by regulatory requirements or, in most cases, customer-specific needs. However, some of our diversification efforts are considered to be in the early growth stages and future success is largely dependent on continued customer adoption of our product solutions and general expansion of our customer base and distribution channels.

Competitive Strengths

We believe our core competitive strengths include:

•	Long-Term Core Customer Relationships – We are the leading provider of trailers to a significant number of top tier trucking companies, generating a revenue base that has helped to sustain us as one of the market leaders. Our van products are preferred by many of the industry’s leading carriers. We are also a leading provider of liquid-transportation systems and engineered products and we have a strong customer base, consisting of mostly private fleets, and have earned a leading market position across many of the markets we serve.

•	Innovative Product Offerings – Our DuraPlate® proprietary technology offers what we believe to be a superior trailer, which customers value. A DuraPlate® trailer is a composite plate trailer using material that contains a high-density polyethylene core bonded between high-strength steel skins. We believe that the competitive advantages of our DuraPlate® trailers compared to standard trailers include providing a lower total cost of ownership through the following:

-	Extended Service Life – operate three to five years longer;

-	Lower Operating and Maintenance Costs – greater durability and performance;

-	Less Downtime – higher utilization for fleets;

-	Extended Warranty – warranty period for DuraPlate® panels is ten years; and

-	Improved Resale Value – higher trade-in and resale values.

We have been manufacturing DuraPlate® trailers for over 20 years and through December 2015 have sold approximately 600,000 DuraPlate® trailers. We believe that this proven experience, combined with ownership and knowledge of the DuraPlate® panel technology, will help ensure continued industry leadership in the future. We continue to introduce new innovations in our DuraPlate® line of products, including DuraPlateHD® and DuraPlate XD-35®, along with new innovations in other product lines, including our ArcticLite® refrigerated trailers and Lean Duplex tank trailers.

•	Significant Market Share and Brand Recognition – We have been one of the three largest manufacturers of trailers in North America since 1994, with one of the most widely recognized brands in the industry. We are currently the largest producer of van trailers in North America and, according to data published by Trailer Body Builders Magazine, our Transcraft subsidiary is one of the leading producers of platform trailers. We are also the largest manufacturers of liquid stainless steel and aluminum tank trailers in North America through our Walker Transport, Brenner® Tank, Bulk International and Beall® brands. We participate broadly in the transportation industry through each of our three business segments. As a percentage of our consolidated net sales, new trailer sales for our dry and refrigerated vans, platforms and tanks represented approximately 83% in 2015.

•	Committed Focus on Operational Excellence – Safety, quality, on-time delivery, productivity and cost reduction are the core elements of our program of continuous improvement. We currently maintain an ISO 14001 registration of our Environmental Management System at our Lafayette, Indiana facilities and an ISO 9001 registration of our Quality Management System at our Lafayette, Indiana and Cadiz, Kentucky facilities.

•	Technology –We continue to be recognized by the trucking industry as a leader in developing technology to provide value-added solutions for our customers that reduce trailer operating costs, improve revenue opportunities, and solve unique transportation problems. Throughout our history, we have been and we expect we will continue to be a leading innovator in the design and production of trailers. Recent new trailer introductions and value-added options include the Lean Duplex tank trailer, a stainless steel option that reduces weight while providing enhanced performance characteristics over typical chemical tank trailers; Trustlock Plus®, a proprietary single-lock rear door mechanism; a combination ID/Stop light, a dual-function rear ID light that also actuates as a brake indicator; MaxClearenceTM Overhead Door System, a vertical door that provides an opening that would be comparable to that of swing door models; and the DuraPlate® AeroSkirt®, Ventix DRSTM, AeroFinTM and AeroSkirt CXTM, durable aerodynamic solutions that, based on verified laboratory and track testing, provides improved fuel efficiencies of 9% or greater when used in specific combinations.

In addition to the introduction of new trailer product innovations made through our DuraPlate® family over the past 20 years, we have also focused on a customer-centered approach in developing product enhancements for other industries we serve. Some of the more recent innovations include: the development of mobile clean rooms, or self-contained laboratories, which are configured to provide isolation and containment solutions into a rapidly deployable and flexible manufacturing facility for pharmaceutical and other technology applications; the development of a Refined Fuel truck with integrated Auxiliary Power Unit designed to improve fuel efficiency and prolong the useful operating life of fuel delivery vehicles; and the introduction of the Truck Body line leveraging our fleet-proven DuraPlate® technology for dry truck bodies as well as the introduction of a revolutionary proprietary composite panel designed to improve weight and thermal efficiency in refrigerated truck body applications.

•	Corporate Culture – We benefit from an experienced, value-driven management team and dedicated workforce focused on operational excellence.

•	Extensive Distribution Network – Our 15 Company-owned retail branches extend our sales network throughout North America, diversify our factory direct sales, provide an outlet for used trailer sales and support our national service contracts. Additionally, we utilize a network of 25 independent dealers with approximately 63 locations throughout North America to distribute our van trailers, and our Transcraft distribution network consists of 73 independent dealers with approximately 123 locations throughout North America. Our tank trailers are distributed through a network of 65 independent dealers with 66 locations throughout North America.

Regulation

Truck trailer length, height, width, maximum weight capacity and other specifications are regulated by individual states. The federal government also regulates certain safety and environmental sustainability features incorporated in the design and use of truck and tank trailers. These regulations include, but are not limited to, requirements on anti-lock braking systems and rear-impact guard standards, the use of aerodynamic devices and fuel saving technologies, as well as operator restrictions as to hours of service and minimum driver safety standards (see “Industry Trends”). In addition, most tank trailers we manufacture have specific federal regulations and restrictions that dictate tank design, material type and thickness. Manufacturing operations are subject to environmental laws enforced by federal, state and local agencies (see "Environmental Matters").

Products

Since our inception, we have expanded our product offerings from a single truck trailer dry van product to a broad range of transportation equipment and diversified industrial products.

Our Commercial Trailer Products segment specializes in the development of innovative proprietary products for our key markets. Commercial Trailer Products segment sales represented approximately 72%, 66% and 63% of our consolidated net sales as measured before elimination of intersegment sales in 2015, 2014 and 2013, respectively. Our current Commercial Trailer Products primarily include the following:

•	Dry Van Trailers. The dry van market represents our largest product line and includes trailers sold under DuraPlate®, DuraPlateHD®, and DuraPlate® XD-35® trademarks. Our DuraPlate® trailers utilize a proprietary technology that consists of a composite plate wall for increased durability and greater strength.

•	Platform Trailers. Platform trailers are sold under the Transcraft® and Benson® trademarks. Platform trailers consist of a trailer chassis with a flat or “drop” loading deck without permanent sides or a roof. These trailers are primarily utilized to haul steel coils, construction materials and large equipment. In addition to our all steel and combination steel and aluminum platform trailers, we also offer a premium all-aluminum platform trailer.

•	Refrigerated Trailers. Refrigerated trailers have insulating foam in the walls, roof and floor, which improves both the insulation capabilities and durability of the trailers. Our refrigerated trailers are sold under the ArcticLite® trademark and use our proprietary SolarGuard® technology, coupled with our foaming process, which we believe enables customers to achieve lower costs through reduced operating hours of refrigeration equipment and therefore reduced fuel consumption.

•	Specialty Trailers. These products include a wide array of specialty equipment and services generally focused on products that require a higher degree of customer specifications and requirements. These specialty products include converter dollies, Big Tire Hauler, Steel Coil Hauler and RoadRailer® trailers.

•	Aftermarket Parts and Rail. Aftermarket component products are manufactured to provide continued support to our customers throughout the life cycle of the trailer. Aurora Parts & Accessories, LLC is the exclusive supplier of the aftermarket component products for the company’s dry van, refrigerated and platform trailers. Additionally, rail components are sold to provide continued support of the Road Railer® product line as well as to expand our offerings in the rail markets.

•	Truck Bodies. Introduced in 2015, the truck body product leverages our fleet-proven DuraPlate® technology utilized in dry van trailers and also includes the introduction of a revolutionary proprietary molded structural composite panel designed to improve weight and thermal efficiency in refrigerated truck body applications.

•	Used Trailers. This includes the sale of used trailers through our used fleet sales center to facilitate new trailer sales with a focus on selling both large and small fleet trade packages to the wholesale market.

•	Wood Products. We manufacture laminated hardwood oak products used primarily in our dry van trailer segment at our manufacturing operations located in Harrison, Arkansas.

Our Diversified Products segment focuses on our commitment to expand our customer base, diversify our product offerings, end markets and revenues, and extend our market leadership by leveraging our intellectual property and technology, including our proprietary DuraPlate® panel technology, drawing on our core manufacturing expertise and making available products that are complementary to the truck and tank trailers and transportation equipment we offer. Diversified Products segment sales represented approximately 20%, 24% and 27% of our consolidated net sales as measured before elimination of intersegment sales in 2015, 2014 and 2013, respectively. Our current Diversified Products segment primarily includes the following:

•	Tank Trailers. Tank Trailers currently has several principal brands dedicated to transportation products including Walker Transport, Brenner® Tank, Bulk Tank International as well as Beall® Trailers. Equipment sold under these brands include stainless steel and aluminum liquid and dry bulk tank trailers and other transport solutions for the dairy, food and beverage, chemical, environmental, petroleum and refined fuel industries.

-	Walker Transport – Founded as the original Walker business in 1943, the Walker Transport brand includes stainless-steel tank trailers for the dairy, food and beverage end markets.

-	Brenner® Tank – Founded in 1900, Brenner® Tank manufactures stainless-steel and aluminum tank trailers, dry bulk trailers, fiberglass reinforced poly tank trailers as well as vacuum tank trailers and carbon steel frac tanks for the oil and gas, chemical, energy and environmental services end markets.

-	Bulk Tank International – Manufactures stainless-steel tank trailers for the oil and gas and chemical end markets.

-	Beall® Trailers – With tank trailer production dating to 1928, the Beall® brand includes aluminum tank trailers and related tank trailer equipment for the dry bulk and petroleum end markets.

•	Process Systems. Process Systems currently sells products under the Walker Engineered Products and Extract Technology® brands and specializes in the design and production of a broad range of products including: a portfolio of products for storage, mixing and blending, including process vessels, as well as round horizontal and vertical storage silo tanks; containment and isolation systems for the pharmaceutical, chemical, and nuclear industries, including custom designed turnkey systems and spare components for full service and maintenance contracts; containment systems for the pharmaceutical, chemical and biotech markets; and mobile water storage tanks used in the oil and gas industry to pump high-pressure water into underground wells.

-	Walker Engineered Products – Since the 1960s, Walker has marketed stainless-steel storage tanks and silos, mixers, and processors for the dairy, food and beverage, pharmaceutical, chemical and biotech end markets under the Walker Engineered Products brand.

-	Extract Technology® – Since 1981, the Extract Technology® brand has included stainless-steel isolators and downflow booths, as well as custom-fabricated equipment, including workstations and drum booths for the pharmaceutical, fine chemical, biotech and nuclear end markets.

•	Aviation & Truck Equipment. Aviation & Truck Equipment currently sells products under the Progress Tank and Garsite brands, which are dedicated to serving aircraft refuelers and hydrant dispensers for in-to-plane fueling companies, airlines, freight distribution companies and fuel marketers around the globe; military grade refueling and water tankers for applications and environments required by the military; truck mounted tanks for fuel delivery; and vacuum tankers.

-	Progress Tank – Since 1920, the Progress Tank brand has included aluminum and stainless-steel truck-mounted tanks for the oil and gas and environmental end markets.

-	Garsite – Founded in 1952, Garsite is a value-added assembler of aircraft refuelers, hydrant dispensers, and above-ground fuel storage tanks for the aviation end market.

•	Composites. Our composite products expand the use of DuraPlate® composite panels, already a proven product in the semi-trailer market for over 20 years, into new product and market applications. In 2009, we introduced our EPA Smartway®1 approved DuraPlate® AeroSkirt®. In February 2015 we introduced three solutions designed to significantly improve trailer aerodynamics and fuel economy featuring a trailer drag reduction system to manage airflow across the entire length of trailer, or Ventix DRSTM, an aerodynamic tail devised to direct airflow across the rear of the trailer, or AeroFinTM, and a new lighter version of our AeroSkirt design called AeroSkirt CXTM. Other composite products include truck bodies, overhead doors, foldable portable storage containers and other industrial applications. We continue to develop new products and actively explore markets that can benefit from the proven performance of our proprietary technology.

1 EPA Smartway® is a registered trademark of U.S. Environmental Protection Agency (EPA)

Our Retail segment offers products in three general categories, including new trailers, used trailers and parts and service. Retail segment sales represented approximately 8% of our consolidated net sales as measured before elimination of intersegment sales in 2015 and approximately 10% in each of the prior two years. The following is a description of each product category:

•	New Trailers. We sell new trailers produced by the Commercial Trailer Products and Diversified Products segments. Additionally, we sell specialty trailers produced by third parties that are purchased in smaller quantities for local or regional transportation needs. As a percentage of consolidated net sales, new trailer sales through our Retail segment represented approximately 3%, 5% and 5% of consolidated net sales in 2015, 2014 and 2013, respectively.

•	Parts & Service. We provide replacement parts and accessories, maintenance service and trailer repairs and conversions for trailers and other related equipment. As a percentage of consolidated net sales, parts and service sales within our Retail segment represented approximately 4%, 4% and 5% in 2015, 2014 and 2013, respectively.

•	Used Trailers. We sell used trailers through our retail branch network to enable us to remarket and promote new trailer sales in the local regions in which we operate. Used trailer sales represented less than 1% of consolidated net sales in each of 2015, 2014 and 2013.

Customers

Our customer base has historically included many of the nation’s largest truckload (TL) common carriers, leasing companies, private fleet carriers, less-than-truckload (LTL) common carriers and package carriers. We continue to expand our customer base and diversify into the broader trailer market through our independent dealer and company-owned retail networks, as well as through strategic acquisitions. Furthermore, we continue to diversify our products organically by expanding the use of DuraPlate® composite panel technology through products such as DuraPlate® AeroSkirts®, truck bodies, overhead doors and portable storage containers as well as strategically through our acquisitions. All of these efforts have been accomplished while maintaining our relationships with our core customers. Our five largest customers together accounted for approximately 25%, 20% and 17% of our aggregate net sales in 2015, 2014 and 2013, respectively. No individual customer accounted for more than 10% or more of our aggregate net sales during the past three years. International sales, primarily to Canadian customers, accounted for less than 10% of net sales for each of the last three years.

We have established relationships as a supplier to many large customers in the transportation industry, including the following:

•	Truckload Carriers: Averitt Express, Inc.; Celadon Group, Inc.; Covenant Transportation Group, Inc; Cowan Systems, LLC; Crete Carrier Corporation; Heartland Express, Inc.; J.B Hunt Transport, Inc.; Knight Transportation, Inc.; Schneider National, Inc.; Swift Transportation Corporation; U.S. Xpress Enterprises, Inc.; and Werner Enterprises, Inc.

•	Less-Than-Truckload Carriers: FedEx Corporation; Old Dominion Freight Lines, Inc.; R&L Carriers Inc.; and YRC Worldwide, Inc.

•	Refrigerated Carriers: CR England, Inc.; K&B Transportation, Inc.; Prime, Inc.; and Southern Refrigerated Transport, Inc.

•	Leasing Companies: Penske Truck Leasing Company; Wells Fargo Equipment Finance, Inc.; and Xtra Lease, Inc.

•	Private Fleets: C&S Wholesale Grocers, Inc.; Dollar General Corporation; and Safeway, Inc.

•	Liquid Carriers: Dana Liquid Transport Corporation; Evergreen Tank Solutions LLC; Kenan Advantage Group, Inc.; Martin Transport, Inc.; Oakley Transport, Inc.; Quality Carriers, Inc.; Superior Tank, Inc.; and Trimac Transportation.

Through our Diversified Products segment we also sell our products to several other customers including, but not limited to: Atlantic Aviation; GlaxoSmithKline Services Unlimited; Dairy Farmers of America; Southwest Airlines Company; Nestlé; Matlack Leasing LLC; Wabash Manufacturing, Inc. (an unaffiliated company); and Whiting Door Manufacturing Corp.

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

We also sell our van trailers through a network of 25 independent dealers with approximately 63 locations throughout North America. Our platform trailers are sold through 73 independent dealers with approximately 123 locations throughout North America. Our tank trailers are distributed through a network of 65 independent dealers with 66 locations throughout North America. The dealers primarily serve mid-market and smaller sized carriers and private fleets in the geographic region where the dealer is located and occasionally may sell to large fleets. The dealers may also perform service work for our customers.

Raw Materials

We utilize a variety of raw materials and components including, specialty steel coil, stainless steel, plastic, aluminum, lumber, tires, landing gear, axles and suspensions, which we purchase from a limited number of suppliers. Costs of raw materials and component parts represented approximately 63%, 65% and 65% of our consolidated net sales in 2015, 2014 and 2013, respectively. Raw material costs as a percentage of our consolidated net sales realized throughout 2015 are in line with recent years; however, we have seen some declining raw material costs in recent quarters. Significant price fluctuations or shortages in raw materials or finished components have had, and could have further, adverse effects on our results of operations. In 2016 and for the foreseeable future, we expect that the raw materials used in the greatest quantity will be steel, aluminum, plastic and wood. We will endeavor to pass along any raw material and component cost increases and, to minimize the effect of price fluctuations, we hedge certain commodities that have the potential to significantly impact our operations.

Backlog

Orders that have been confirmed by customers in writing, have defined delivery timeframes and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms or cancellation. Our backlog of orders at December 31, 2015 and 2014 was approximately $1,191 million and $1,087 million, respectively, and we expect to complete the majority of our backlog orders as of December 31, 2015 within 12 months of this date.

Patents and Intellectual Property

We hold or have applied for 104 patents in the U.S. on various components and techniques utilized in our manufacture of transportation equipment and engineered products. In addition, we hold or have applied for 126 patents in foreign countries.

Our patents include intellectual property related to the manufacture of trailers and aerodynamic-related products using our proprietary DuraPlate® product, truck body, trailer, and aerodynamic-related products utilizing other composite materials, our containment and isolation systems, and other engineered products – all of which we believe offer us a significant competitive advantage in the markets in which we compete.

Our DuraPlate® patent portfolio includes several patents and pending patent applications, which cover not only utilization of our DuraPlate® product in the manufacture of trailers, but also cover a number of aerodynamic-related products aimed at increasing the fuel efficiency of trailers. Patents in our DuraPlate® patent portfolio have expiration dates ranging from 2016 to 2035. While certain patents relating to the combined use of DuraPlate® panels and logistics systems within the sidewalls of our dry van trailers will expire in 2016, several other issued patents and pending patent applications relating to the use of DuraPlate® panels, or other composite materials, within aerodynamic-related products as well as modular storage and shipping containers will not begin to expire until 2035. Additionally, we believe that our proprietary DuraPlate® production process, which has been developed and refined since 1995, offers us a significant competitive advantage in the industry – above and beyond the benefits provided by any patent protection concerning the use and/or design of our DuraPlate® products. While unpatented, we believe the proprietary knowledge of this process and the significant intellectual and capital hurdles in creating a similar production process provide us with an advantage over others in the industry who utilize composite sandwich panel technology.

Our intellectual property portfolio further includes a number of patent applications related to the manufacture of truck bodies and trailers using polymer composite component parts. These patent applications cover the polymer composite component structure and method of manufacturing the same. We believe the intellectual property related to this emerging use of polymer composite technology in our industry will offer us a significant market advantage to create proprietary products exploiting this technology. Additionally, our intellectual property portfolio includes patent applications related to the rear impact guard (RIG) of a trailer. These patent applications include new RIG designs which surpass the current and proposed federal regulatory RIG standards for the U.S. and Canada.

In addition, our intellectual property portfolio includes patents and patent applications covering many of our engineered products, including our containment and isolation systems, as well as many trailer industry components. These products have become highly desirable and are recognized for their innovation in the markets we serve. The engineered products patents and patent applications relate to our industry leading isolation systems, sold under the Extract Technology® brand name. These patents will not begin to expire until 2021. The patents and patent applications relating to our proprietary trailer-industry componentry include, for example, those covering the Trust Lock Plus® door locking mechanism, the use of bonded intermediate logistics strips, the bonded D-ring hold-down device, bonded skylights, the DuraPlate® arched roof, and the Max Clearance® Overhead Door System, which provides additional overhead clearance when an overhead-style rear door is in the opened position that would be comparable to that of swing-door models. The patents covering these products will not expire before 2029. Further, another patented product sold by the Diversified Products segment includes the ShakerTank® trailer, a vibrating bulk tank trailer used in transporting viscous materials, whose patents will not expire before 2026. We believe all of these proprietary products offer us a competitive market advantage in the industries in which we compete.

We also hold or have applied for 46 trademarks in the U.S., as well as 60 trademarks in foreign countries. These trademarks include the Wabash®, Wabash National®, Transcraft®, Benson®, Extract Technology®, Beall® and Brenner® brand names as well as trademarks associated with our proprietary products such as DuraPlate®, RoadRailer®, Transcraft®, Arctic Lite®, and Benson® trailers. Additionally, we utilize several tradenames that are each well-recognized in their industries, including Walker Transport, Walker Stainless Equipment, Walker Engineered Products, Garsite, Bulk Tank International and Progress Tank. Our trademarks associated with additional proprietary products include Max Clearance® Overhead Door System, Trust Lock Plus®, EZ-7®, DuraPlate AeroSkirt®, DuraPlate AeroSkirt CXTM, DuraPlate XD-35®, DuraPlate HD®, SolarGuard®, Ventix DRSTM, AeroFinTM, AeroFin XL™ and EZ-Adjust®. We believe these trademarks are important for the identification of our products and the associated customer goodwill; however, our business is not materially dependent on such trademarks.

Research and Development

Research and development expenses are charged to earnings as incurred and were $4.8 million, $1.7 million and $2.2 million in 2015, 2014 and 2013, respectively.

Environmental Matters

Our facilities are subject to various environmental laws and regulations including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes and occupational safety and health. Our operations and facilities have been, and in the future may become, the subject of enforcement actions or proceedings for non-compliance with such laws or for remediation of company-related releases of substances into the environment. Resolution of such matters with regulators can result in commitments to compliance abatement or remediation programs and, in some cases, the payment of penalties (see Item 3 “Legal Proceedings”).

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

Employees

As of December 31, 2015 and 2014, we had approximately 5,300 and 5,100 full-time employees, respectively. Throughout 2015, essentially all of our active employees were non-union. Our temporary employees represented approximately 17% of our overall production workforce as of December 31, 2015 as compared to approximately 18% at the end of the prior year period. We place a strong emphasis on maintaining good employee relations and development through competitive compensation and related benefits, a safe work environment and promoting educational programs and quality improvement teams.

Executive Officers of Wabash National Corporation

The following are the executive officers of the Company:

Name	Age	Position
Richard J. Giromini	62	President and Chief Executive Officer, Director
William D. Pitchford	61	Senior Vice President – Human Resources and Assistant Secretary
Erin J. Roth	40	Senior Vice President – General Counsel and Secretary
Jeffery L. Taylor	50	Senior Vice President – Chief Financial Officer
Mark J. Weber	44	Senior Vice President – Group President, Diversified Products Group
Brent L. Yeagy	45	Senior Vice President – Group President, Commercial Trailer Products

Richard J. Giromini. Mr. Giromini was promoted to President and Chief Executive Officer in January 2007. He had been Executive Vice President and Chief Operating Officer from February 2005 until December 2005 when he was appointed President and a Director of the Company. Prior to that, he had been Senior Vice President - Chief Operating Officer since joining the Company in July 2002. Mr. Giromini was with Accuride Corporation from April 1998 to July 2002, where he served in capacities as Senior Vice President - Technology and Continuous Improvement; Senior Vice President and General Manager - Light Vehicle Operations; and President and CEO of AKW LP. Previously, Mr. Giromini was employed by ITT Automotive, Inc. from 1996 to 1998 serving as the Director of Manufacturing. Mr. Giromini holds a Master of Science degree in Industrial Management and a Bachelor of Science degree in Mechanical and Industrial Engineering, both from Clarkson University. He is also a graduate of the Advanced Management Program at the Duke University Fuqua School of Management.

William D. Pitchford. Mr. Pitchford was promoted to Senior Vice President – Human Resources and Assistant Secretary in June 2013. He joined the Company in December 2011 as Vice President – Human Resources with an extensive Human Resource background including executive leadership, talent management, training and development, labor relations, employee engagement, compensation design and organizational development. Prior to joining the Company, Mr. Pitchford served as Vice President - Human Resources for Rio Tinto Alcan Corporation in Chicago, Illinois, from January 2009 to December 2010 and was with Ford Motor Company for more than 30 years where he held a variety of key leadership positions including Human Resources Director, Labor Relations Director and Senior Human Resources Manager. Mr. Pitchford holds a Master of Arts degree in Human Resources from Central Michigan University and a Bachelor of Science degree from Indiana State University.

Erin J. Roth. Ms. Roth was promoted to Senior Vice President – General Counsel and Secretary in January 2011. Prior to her promotion, she served as Vice President – General Counsel and Secretary, beginning in March 2010, after first joining the Company in March 2007 as Corporate Counsel. Immediately prior to joining the Company, Ms. Roth was engaged in the private practice of law with Barnes & Thornburg, LLP, representing a number of private and public companies throughout the U.S. Ms. Roth holds a Juris Doctorate from the Georgetown University Law Center and a Bachelor of Science degree in Accounting from Butler University.

Jeffery L. Taylor. Mr. Taylor was appointed Senior Vice President and Chief Financial Officer in January 2014. Mr. Taylor joined the company in July 2012 as Vice President of Finance and Investor Relations and was promoted to Vice President – Acting Chief Financial Officer and Treasurer in June 2013. Prior to joining the Company, Mr. Taylor was with King Pharmaceuticals, Inc. from May 2006 to July 2011 as Vice President, Finance – Technical Operations, and with Eastman Chemical Company from June 1997 to May 2006 where he served in various positions of increasing responsibility within finance, accounting, investor relations and business management, including its Global Business Controller – Coatings, Adhesives, Specialty Polymers & Inks. Mr. Taylor earned his Masters of Business Administration from the University of Texas at Austin and his Bachelor of Science in Chemical Engineering from Arizona State University.

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

Brent L. Yeagy. Mr. Yeagy was appointed to Senior Vice President – Group President of Commercial Trailer Products Group in June 2013. He had been Vice President and General Manager for the Commercial Trailer Products Group since January 2010. Prior to that, he had been Vice President of Van Manufacturing since 2007. Mr. Yeagy has held numerous operations related roles since joining Wabash National in February 2003. Prior to joining the Company, Mr. Yeagy held various roles within Human Resources, Environmental Engineering and Safety Management for Delco Remy International from July 1999 through February 2003. Mr. Yeagy served in various Plant Engineering roles at Rexnord Corporation from December 1995 through July 1997. Mr. Yeagy is a veteran of the United States Navy, serving from 1991 to 1994. He received his Masters of Business Administration from Anderson University and his Master and Bachelor degrees in Science from Purdue University. He is also a graduate of the University of Michigan, Ross School of Business Program in Executive Management and the Stanford Executive Program.

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

The truck trailer manufacturing industry historically has been and is expected to continue to be cyclical, as well as affected by overall economic conditions. Customers historically have replaced trailers in cycles that run from five to 12 years, depending on service and trailer type. Poor economic conditions can adversely affect demand for new trailers and has led to an overall aging of trailer fleets beyond a typical replacement cycle. Customers’ buying patterns can also be influenced by regulatory changes, such as federal hours-of-service rules as well as overall truck safety and federal emissions standards.

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

Our long-term strategic plan is intended to generate long-term value for our shareholders while delivering profitable growth through all our business segments.  The long-term financial goals that we expect to achieve as a result of our long-term strategic plan and organic growth initiatives are based on certain assumptions, which may prove to be incorrect. We cannot provide any assurance that we will be able to fully execute on our strategic plan or growth initiatives, which are subject to a variety of risks, including, but not limited to, our ability to: diversify the product offerings of our non-trailer businesses; leverage acquired businesses and assets to grow sales with our existing products; design and develop new products to meet the needs of our customers; increase the pricing of our products and services to offset cost increases and expand gross margins; and execute potential future acquisitions, mergers, and other business development opportunities. If we are unable to successfully execute on our strategic plan, we may experience increased competition, adverse financial consequences and a decrease in the value of our stock. Additionally, our management’s attention to the implementation of the strategic plan, which includes our efforts at diversification, may distract them from implementing our core business which may also have adverse financial consequences.

Demand for new trailers is sensitive to economic conditions over which we have no control and that may adversely affect our revenues and profitability.

Demand for trailers is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, new housing starts, industrial production, government regulations and the availability of financing and interest rates. The status of these economic conditions periodically have an adverse effect on truck freight and the demand for and the pricing of our trailers, and have also resulted in, and could in the future result in, the inability of customers to meet their contractual terms or payment obligations, which could cause our operating revenues and profits to decline.

We have a limited number of suppliers of raw materials and components; increases in the price of raw materials or the inability to obtain raw materials could adversely affect our results of operations.

We currently rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, such as tires, landing gear, axles, suspensions, specialty steel coil, stainless steel, plastic, aluminum and lumber. From time to time, there have been and may in the future be shortages of supplies of raw materials or components, or our suppliers may place us on allocation, which would have an adverse impact on our ability to meet demand for our products. Shortages and allocations may result in inefficient operations and a build-up of inventory, which can negatively affect our working capital position. In addition, price volatility in commodities we purchase that impacts the pricing of raw materials could have negative impacts on our operating margins. The loss of any of our suppliers or their inability to meet our price, quality, quantity and delivery requirements could have a significant adverse impact on our results of operations.

Global economic weakness could negatively impact our operations and financial performance.

While the trailer industry has recently experienced a period of economic recovery, we cannot provide any assurances that we will be profitable in future periods or that we will be able to sustain or increase profitability in the future. Increasing our profitability will depend on several factors, including, but not limited to, our ability to increase our overall trailer volumes, improve our gross margins, gain continued momentum on our product diversification efforts and manage our expenses. If we are unable to sustain profitability in the future, we may not be able to meet our payment and other obligations under our outstanding debt agreements.

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

We have longstanding relationships with a number of large customers to whom we supply our products. We do not have long-term agreements with these customers. Our success is dependent, to a significant extent, upon the continued strength of these relationships and the growth of our core customers. We often are unable to predict the level of demand for our products from these customers, or the timing of their orders. In addition, the same economic conditions that adversely affect us also often adversely affect our customers. Furthermore, we are subject to a concentration of risk as the five largest customers together accounted for approximately 25% of our aggregate net sales in 2015 and there have been customers historically who have individually accounted for greater than 10% of our aggregate net sales. The loss of a significant customer or unexpected delays in product purchases could further adversely affect our business and results of operations.

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

Our backlog may not be indicative of the level of our future revenues.

Our backlog represents future production for which we have written orders from our customers that can be produced or sold in the next 18 months. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms, or cancellation, and our reported backlog may not be converted to revenue in any particular period and actual revenue from such orders may not equal our backlog. Therefore, our backlog may not be indicative of the level of our future revenues.

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

We continue to optimize and expand our product offerings to meet our customer needs through our established brands, such as DuraPlate®, DuraPlateHD®, DuraPlate® XD-35®, DuraPlate AeroSkirt®, ArcticLite®, Transcraft®, Benson®, Walker Transport, Brenner® Tank, Garsite, Progress Tank, Bulk Tank International, and Extract Technology®. While we target product development to meet customer needs, there is no assurance that our product development efforts will be embraced and that we will meet our sales projections. Companies in the truck transportation industry, a very fluid industry in which our customers primarily operate, make frequent changes to maximize their operations and profits.

Over the past several years, we have seen a number of our competitors follow our leadership in the development and use of composite sidewalls that bring them into direct competition with our DuraPlate® products. Our product development is focused on maintaining our leadership for these products but competitive pressures may erode our market share or margins. We hold patents on various components and techniques utilized in our manufacturing of transportation equipment and engineered products with expiration dates ranging from 2016 to 2035. We continue to take steps to protect our proprietary rights in our products and the processes used to produce them. However, the steps we have taken may not be sufficient or may not be enforced by a court of law. If we are unable to protect our intellectual properties, other parties may attempt to copy or otherwise obtain or use our products or technology. If competitors are able to use our technology, our ability to effectively compete could be harmed. In addition, litigation related to intellectual property could result in substantial costs and efforts which may not result in a successful outcome.

Disruption of our manufacturing operations would have an adverse effect on our financial condition and results of operations.

We manufacture our van trailer products at two facilities in Lafayette, Indiana, a flatbed trailer facility in Cadiz, Kentucky, a hardwood floor facility in Harrison, Arkansas, six liquid-transportation systems facilities in New Lisbon, Wisconsin; Fond du Lac, Wisconsin; Kansas City, Kansas; Portland, Oregon; and Queretaro, Mexico, three engineered products facilities in New Lisbon, Wisconsin; Elroy, Wisconsin; Huddersfield, United Kingdom and produce DuraPlate® products at facilities in Lafayette, Indiana and Frankfort, Indiana. An unexpected disruption in our production at any of these facilities for any length of time would have an adverse effect on our business, financial condition and results of operations.

The inability to attract and retain key personnel could adversely affect our results of operations.

Our ability to operate our business and implement our strategies depends, in part, on the efforts of our executive officers and other key associates. Our future success depends, in large part, on our ability to attract and retain qualified personnel, including manufacturing personnel, sales professionals and engineers. The unexpected loss of services of any of our key personnel or the failure to attract or retain other qualified personnel could have a material adverse effect on the operation of our business.

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

The length, height, width, maximum weight capacity and other specifications of truck and tank trailers are regulated by individual states. The federal government also regulates certain trailer safety features, such as lamps, reflective devices, tires, air-brake systems and rear-impact guards. In addition, most tank trailers we manufacture have specific federal regulations and restrictions that dictate tank design, material type and thickness. Changes or anticipation of changes in these regulations can have a material impact on our financial results, as our customers may defer purchasing decisions and we may have to re-engineer products. We are subject to various environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of storm water and underground fuel storage tanks, and we may be subject to liability associated with operations of prior owners of acquired property. In addition, we are subject to laws and regulations relating to the employment of our employees and labor-related practices.

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

As mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Securities and Exchange Commission adopted rules regarding disclosure of the use of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo or adjoining countries. These requirements require ongoing due diligence efforts and disclosure requirements. We may incur significant costs to determine the source of any such minerals used in our products. We may also incur costs with respect to potential changes to products, processes or sources of supply as a consequence of our diligence activities. Further, the implementation of these rules and their effect on customer and/or supplier behavior could adversely affect the sourcing, supply and pricing of materials used in our products, as the number of suppliers offering conflict-free minerals could be limited. We may incur additional costs or face regulatory scrutiny if we determine that some of our products contain materials not determined to be conflict-free or if we are unable to sufficiently verify the origins of all conflict minerals used in our products. Accordingly, compliance with these rules could have a material adverse effect on our business, results of operations and/or financial condition.

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

In addition to product liability claims, we are subject to legal proceedings and claims that arise in the ordinary course of business, such as workers' compensation claims, OSHA investigations, employment disputes and customer and supplier disputes arising out of the conduct of our business. Litigation may result in substantial costs and may divert management's attention and resources from the operation of our business, which could have a material adverse effect on our business, results of operations or financial condition. As described in more detail in Item 3 “Legal Proceedings” below, we are currently appealing a judgment rendered by the Fourth Civil Court of Curitiba, Brazil, in a lawsuit that has been pending since 2001. While we are appealing this judgment, which renders it unenforceable at this time, and the Brazilian Court of Appeals has the authority to render a new judgment in the case without any regard to the lower court’s findings, the ultimate outcome of the case is uncertain and the resolution of this litigation may result in us incurring substantial costs that are not covered by insurance.

An impairment in the carrying value of goodwill and other long-lived intangible assets could negatively affect our operating results.

We have a substantial amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions. At December 31, 2015, approximately 90% of these long-lived intangible assets were concentrated in our Diversified Products segment. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other long-lived intangible assets represents the fair value of trademarks and trade names, customer relationships and technology as of the acquisition date, net of any accumulated amortization. Under generally accepted accounting principles, goodwill is required to be reviewed for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment, and other long-lived intangible assets require review for impairment only when indicators exist. If any business conditions or other factors cause profitability or cash flows to significantly decline, we may be required to record a non-cash impairment charge, which could adversely affect our operating results. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a further decline in economic conditions or a slow, weak economic recovery, sustained declines in the price of our common stock, adverse changes in the regulatory environment, adverse changes in the market share of our products, adverse changes in interest rates, or other factors leading to reductions in the long-term sales or profitability that we expect.

Our ability to fund operations is limited by our cash on hand and available borrowing capacity under our revolving credit facility.

We believe our liquidity, defined as cash on hand and available borrowing capacity, on December 31, 2015 of $347.9 million and our expected continued profitability will be more than adequate to fund working capital requirements and capital expenditures throughout 2016, which we expect to be a period of continued strong demand within the trailer manufacturing industry. Furthermore, we continue to have the option, subject to certain conditions, to request an additional incremental increase of $50 million to the total commitment of our revolving credit facility. Our liquidity position as of December 31, 2015 represented an increase of $58.0 million and $93.6 million from December 31, 2014 and 2013, respectively. Our ability to fund our working capital needs and capital expenditures is limited by the net cash provided by operations, cash on hand and available borrowings under our revolving credit facility. Declines in net cash provided by operations, increases in working capital requirements necessitated by an increased demand for our products and services, decreases in the availability under the revolving credit facility or changes in the credit our suppliers provide to us, could rapidly exhaust our liquidity.

Risks Related to Our Indebtedness

Our levels of indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our debt agreements.

As of December 31, 2015, we had $326 million of indebtedness, including: $191 million secured debt, $131 million unsecured debt, $3 million in capital lease obligations and $1 million in an industrial revenue bond. This level of debt could have significant consequences on our future operations, including, among others:

•	making it more difficult for us to meet our payment and other obligations under our outstanding debt agreements;

•	resulting in an event of default if we fail to comply with the restrictive covenants contained in our debt agreements, which could result in all of our debt becoming immediately due and payable;

•	reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

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

Despite our current consolidated debt levels, we may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing our Convertible Senior Notes due 2018 (the “Notes”) from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes. Our Amended and Restated Revolving Credit Agreement restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facilities mature or are repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

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

Our Term Loan Credit Agreement and revolving credit facility contain restrictive covenants that, if breached, could limit our financial and operating flexibility and subject us to other risks.

Our Term Loan Credit Agreement and revolving credit facility include customary covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. As required under our revolving credit facility, we are required to maintain a minimum fixed charge coverage ratio of not less than 1.1 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Amended and Restated Revolving Credit Agreement is less than 10% of the total revolving commitment.

If availability under the Amended and Restated Revolving Credit Agreement is less than 12.5% of the total revolving commitment or if there exists an event of default, amounts in any of the Borrowers’ and the Revolver Guarantors’ deposit accounts (other than certain excluded accounts) will be transferred daily into a blocked account held by the Revolver Agent and applied to reduce the outstanding amounts under the facility.

As of December 31, 2015, we believe we are in compliance with the provisions of both our Term Loan Credit Agreement and our revolving credit facility. Our ability to comply with the various terms and conditions in the future may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Our main Lafayette, Indiana facility is a 1.2 million square foot facility that houses truck trailer, truck body and composite material production, tool and die operations, research and development laboratories and offices. Our second Lafayette, Indiana facility is 0.8 million square feet and used primarily for the production of refrigerated van trailers. In total, our facilities have the capacity to produce approximately 80,000 trailers annually on a three shift, five-day workweek schedule, depending on the mix of products.

We have 15 Retail branch facilities located throughout North America. Each sales and service branch consists of an office, parts warehouse and service space, and ranges in size from 4,000 to 70,000 square feet per facility. The 15 facilities are located in 11 states and seven of the facilities are leased.

Properties owned by Wabash are subject to security interests held by our lenders. We believe the facilities we are now using are adequate and suitable for our current business operations and the currently foreseeable level of operations. The following table provides information regarding the locations of our major facilities which are in the following areas in the United States, Mexico and United Kingdom:

Location	Owned or Leased	Description of Activities at Location	Segment
Ashland, Kentucky	Leased	Parts distribution	Retail
Baton Rouge, Louisiana	Leased	Service and parts distribution	Retail
Cadiz, Kentucky	Leased	Manufacturing, new trailers and parts distribution	Commercial Trailer Products and Retail
Chicago, Illinois	Leased	Service and parts distribution	Retail
Columbus, Ohio	Owned	New trailers, used trailers, service and parts distribution	Retail
Dallas, Texas	Owned	New trailers, used trailers, service and parts distribution	Retail
Denver, Colorado	Owned	New trailers, used trailers, service and parts distribution	Retail
Dunmore, Pennsylvania	Owned	New trailers, used trailers, service and parts distribution	Retail
Elroy, Wisconsin	Owned	Manufacturing	Diversified Products
Findlay, Ohio	Leased	Service and parts distribution	Diversified Products
Fond du Lac, Wisconsin	Owned	Manufacturing	Diversified Products
Frankfort, Indiana	Leased	Manufacturing	Diversified Products
Harrison, Arkansas	Owned	Manufacturing	Diversified Products
Houston, Texas	Leased	Service and parts distribution	Retail
Huddersfield, United Kingdom	Leased property/Owned building	Manufacturing	Diversified Products
Kansas City, Kansas	Leased	Manufacturing	Diversified Products
Lafayette, Indiana	Owned	Corporate Headquarters, Manufacturing and used trailers	Commercial Trailer Products, Diversified Products and Retail
Mauston, Wisconsin	Leased	Service and parts distribution	Retail
Miami, Florida	Owned	New trailers, used trailers, service and parts distribution	Retail
New Lisbon, Wisconsin	Owned/Leased	Manufacturing	Diversified Products
Phoenix, Arizona	Owned	New trailers, used trailers, service and parts distribution	Retail
Portland, Oregon	Owned	Manufacturing	Diversified Products
Queretaro, Mexico	Owned	Manufacturing	Diversified Products
San Antonio, Texas	Owned	New trailers, used trailers, service and parts distribution	Retail
Smithton, Pennsylvania	Owned	New trailers, used trailers, service and parts distribution	Retail
Tavares, Florida	Leased	Manufacturing	Diversified Products
West Memphis, Arkansas	Leased	Service and parts distribution	Retail

ITEM 3—LEGAL PROCEEDINGS

We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, and are periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations"). As of December 31, 2015, we were named as a defendant or were otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

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

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil. On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damages amount is approximately R$26.7 million (Brazilian Reais), which is $6.9 million U.S. dollars using current exchange rates and exclusive of any potentially court-imposed interest, fees or inflation adjustments (which are currently estimated at a maximum of approximately $48 million, at current exchange rates, but may change with the passage of time and/or the discretion of the court at the time of final judgment in this matter). Due, in part, to the amount and type of damages awarded by the Fourth Civil Court of Curitiba, Wabash immediately filed for clarification of the judgment. The Fourth Civil Court has issued its clarification of judgment, leaving the underlying decision unchanged and referring the parties to the State of Paraná Court of Appeals for any further appeal of the decision. As such, Wabash filed its notice of appeal with the Court of Appeals, as well as its initial appeal papers, on April 22, 2013. The Court of Appeals has the authority to re-hear all facts presented to the lower court, as well as to reconsider the legal questions presented in the case, and to render a new judgment in the case without regard to the lower court’s findings. Pending outcome of this appeal process, the judgment is not enforceable by the plaintiff. Any ruling from the Court of Appeals is not expected before the second quarter of 2016, and, accordingly, the judgment rendered by the lower court cannot be enforced prior to that time, and may be overturned or reduced as a result of this process. We believe that the claims asserted by BK are without merit and we intend to continue to vigorously defend our position. We have not recorded a charge with respect to this loss contingency as of December 31, 2015. Furthermore, at this time, we do not have sufficient information to predict the ultimate outcome of the case and is unable to reasonably estimate the amount of any possible loss or range of loss that it may be required to pay at the conclusion of the case. We will reassess the need for the recognition of a loss contingency upon official assignment of the case in the Court of Appeals, upon a decision to settle this case with the plaintiffs or an internal decision as to an amount that we would be willing to settle or upon the outcome of the appeals process.

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

Environmental Disputes

In August 2014, we were noticed as a potentially responsible party (“PRP”) by the South Carolina Department of Health and Environmental Control (“DHEC”) pertaining to the Philip Services Site located in Rock Hill, South Carolina pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and corresponding South Carolina statutes. PRPs include parties identified through manifest records as having contributed to deliveries of hazardous substances to the Philip Services Site between 1979 and 1999. The DHEC’s allegation that we are a PRP arises out of four manifest entries in 1989 under the name of a company unaffiliated with Wabash National (or any of its former or current subsidiaries) that purport to be delivering a de minimis amount of hazardous waste to the Philip Services Site “c/o Wabash National Corporation.” As such, the Philip Services Site PRP Group (“PRP Group”) notified Wabash in August 2014 that it was offering us the opportunity to resolve any liabilities associated with the Philip Services Site by entering into a Cash Out and Reopener Settlement Agreement (the “Settlement Agreement”) with the PRP Group, as well as a Consent Decree with the DHEC. We have accepted an offer from the PRP Group to enter into the Settlement Agreement and Consent Decree, while reserving our rights to contest our liability for any deliveries of hazardous materials to the Philips Services Site. The requested settlement payment is immaterial to Wabash’s financial conditions or operations, and as a result, if the Settlement Agreement and Consent Decree are finalized, our agreement to become a party to them is not expected to have a material adverse effect on our financial condition or results of operations.

Bulk Tank International, S. de R.L. de C.V. (“Bulk”), one of the companies acquired in the Walker acquisition, entered into agreements in 2011 with the Mexican federal environmental agency, PROFEPA, and the applicable state environmental agency, PROPAEG, pursuant to PROFEPA’s and PROPAEG’s respective environmental audit programs to resolve noncompliance with federal and state environmental laws at Bulk’s Guanajuato facility. Bulk completed all required corrective actions and received a Certification of Clean Industry from PROPAEG, and is seeking the same certification from PROFEPA, which we expect it will receive following the conclusion of a final audit process that commenced in December 2014. As a result, we do not expect that this matter will have a material adverse effect on our financial condition or results of operations.

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

In September 2003, we were noticed as a PRP by the EPA pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site (the “Superfund Site”) pursuant to the CERCLA. The EPA’s allegation that we were a PRP arises out of our acquisition of a former branch facility located approximately five miles from the original Superfund Site. We acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002. In June 2010, we were contacted by the Roosevelt Irrigation District (“RID”) informing us that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that we contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010. Wabash initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from us. If the settlement is approved by all parties, it will prevent any third party from successfully bringing claims against us for environmental contamination relating to this former branch property. We have been awaiting approval from the ADEQ since the settlement was first proposed in July 2010. In December 2015, we received tentative approval of our settlement offer from the ADEQ, and are now awaiting concurring approval from the RID. Based on communications with the RID and ADEQ in December 2015, we do not expect to receive a response regarding the approval of the settlement from the RID for, at least, several additional months. Based upon our limited period of ownership of the former branch property, and the fact that it no longer owns the former branch property, we do not anticipate that the RID will reject the proposed settlement, but no assurance can be given at this time as to the RID’s response to the settlement proposal tentatively approved by the ADEQ. The proposed settlement terms have been accrued and did not have a material adverse effect on our financial condition or results of operations, and we believe that any ongoing proceedings will not have a material adverse effect on our financial condition or results of operations.

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

ITEM 4—MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information Regarding our Common Stock

Our common stock is traded on the New York Stock Exchange (ticker symbol: WNC). The number of record holders of our common stock at February 18, 2016 was 664.

We declared quarterly dividends of $0.045 per share on our common stock from the first quarter of 2005 through the third quarter of 2008. In December 2008, we suspended the payment of our quarterly dividend due to the continued weak economic environment and the uncertainty as to the timing of a recovery as well as our effort to enhance liquidity. No dividends on our common stock were declared or paid in 2015. The reinstatement of quarterly cash dividends on our common stock will depend on our future earnings, capital availability, financial condition and the discretion of our Board of Directors.

Our Certificate of Incorporation, as amended and approved by our stockholders, authorizes 225 million shares of capital stock, consisting of 200 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share.

High and low stock prices as reported on the New York Stock Exchange for the last two years were:

	High	Low
2015
First Quarter	$14.96	$11.36
Second Quarter	$15.21	$12.31
Third Quarter	$14.09	$10.16
Fourth Quarter	$13.10	$10.02

2014
First Quarter	$14.60	$11.77
Second Quarter	$14.89	$12.52
Third Quarter	$14.91	$12.94
Fourth Quarter	$13.41	$9.44

Performance Graph

The following graph shows a comparison of cumulative total returns for an investment in our common stock, the S&P 500 Composite Index and the Dow Jones Transportation Index. It covers the period commencing December 31, 2010 and ending December 31, 2015. The graph assumes that the value for the investment in our common stock and in each index was $100 on December 31, 2010.

Comparative of Cumulative Total Return

December 31, 2010 through December 31, 2015

among Wabash National Corporation, the S&P 500 Index

and the Dow Jones Transportation Index

Purchases of Our Equity Securities

On December 18, 2014, our Board of Directors authorized a share repurchase program (“Repurchase Program”) which allows the repurchase of common stock of up to $60 million over a two year period. Stock repurchases under the Repurchase Program may be made in the open market or in private transactions at times and in amounts that management deems appropriate. Management may limit or terminate the Repurchase Program at any time based on market conditions, liquidity needs, or other factors. During the fourth quarter of 2015, there were 1,573,552 shares repurchased pursuant to our Repurchase Program. As of December 31, 2015, total shares repurchased under this program reached the $60 million limit and therefore exhausted the full authority of the authorized program. Additionally, for the quarter ended December 31, 2015, there were no shares surrendered or withheld to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
October 2015	0	$0.00	0	$18.6
November 2015	582,449	$12.83	582,449	$11.2
December 2015	991,103	$11.37	991,103	$0.0
Total	1,573,552	$11.91	1,573,552	$0.0

ITEM 6—SELECTED FINANCIAL DATA

The following selected consolidated financial data with respect to Wabash National for each of the five years in the period ending December 31, 2015, have been derived from our consolidated financial statements. The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
Statement of Comprehensive Income Data:
Net sales	$2,027,489	$1,863,315	$1,635,686	$1,461,854	$1,187,244
Cost of sales	1,724,046	1,630,681	1,420,563	1,298,031	1,120,524

Gross profit	$303,443	$232,634	$215,123	$163,823	$66,720

Selling, general and administrative expenses	100,728	88,370	89,263	68,340	43,975
Amortization of intangibles	21,259	21,878	21,786	10,590	2,955
Other operating expenses	1,087	-	883	14,409	-

Income (Loss) from operations	$180,369	$122,386	$103,191	$70,484	$19,790

Interest expense	(19,548)	(22,165)	(26,308)	(21,724)	(4,136)
Other, net	2,490	(1,759)	740	(97)	(441)

Income (Loss) before income taxes	$163,311	$98,462	$77,623	$48,663	$15,213

Income tax expense (benefit)	59,022	37,532	31,094	(56,968)	171

Net income (loss)	$104,289	$60,930	$46,529	$105,631	$15,042

Preferred stock dividends and early extinguishment	-	-	-	-	-

Net income (loss) applicable to common stockholders	$104,289	$60,930	$46,529	$105,631	$15,042

Basic net income (loss) per common share	$1.55	$0.88	$0.67	$1.53	$0.22

Diluted net income (loss) per common share	$1.50	$0.85	$0.67	$1.53	$0.22

Balance Sheet Data:
Working capital	$318,430	$298,802	$232,638	$221,402	$95,529
Total assets	$950,126	$928,651	$912,245	$902,626	$388,050
Total debt and capital leases	$315,633	$332,527	$370,595	$425,151	$69,821
Stockholders' equity	$439,811	$390,832	$322,379	$268,727	$146,346

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2015, and our capital resources and liquidity as of December 31, 2015. Our discussion begins with our assessment of the condition of the North American trailer industry along with a summary of the actions we have taken to strengthen the Company. We then analyze the results of our operations for the last three years, including the trends in the overall business and our operating segments, followed by a discussion of our cash flows and liquidity, capital markets events and transactions, our credit facility and contractual commitments. We also provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. These are the critical accounting policies that affect the recognition and measurement of our transactions and the balances in our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements that we adopted during the year, if any, as well as those not yet adopted that may have an impact on our financial accounting practices.

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

Executive Summary

We were successful in delivering results for 2015 that we consider transformational and are record-setting in several aspects. With a growing and healthy demand environment for trailers throughout 2015, as evidenced by the increase in new trailer shipments to 64,700 trailers, or 12.8% as compared to the prior year, our healthy backlog of $1,191 million as of December 31, 2015, as well as a trailer demand forecast by industry forecasters, ACT and FTR Associates (“FTR”), that remains significantly above replacement demand levels for the next several years, we were able to successfully deliver significant margin improvements through improved product pricing and continued operational execution to improve overall productivity. More specifically, according to most recent ACT estimates, total new trailer shipments in 2015 totaled approximately 307,000 trailers representing an increase of 14% as compared to the prior year, and representing a fifth consecutive year that total trailer demand exceeded normal replacement demand levels estimated to be approximately 220,000 trailers per year.

In addition to our commitment to long-term profitable growth within each of our existing reporting segments, our strategic initiatives included a focus on diversification efforts, both organic and strategic, to transform Wabash into a diversified industrial manufacturer with a higher growth and margin profile and successfully deliver a greater value to our shareholders. Organically, our focus is on profitably growing and diversifying our operations through leveraging our existing assets, capabilities and technology into higher margin products and markets and thereby providing value-added customer solutions. Strategically, our focus remains to continue our transition into a diversified industrial manufacturer, profitably growing and further broadening the product portfolio we offer, the customers and end markets we serve and strengthening our geographic presence. Recent acquisitions have provided, and potential future acquisitions may further provide, us the opportunity to move forward on this strategic initiative and our long-term plan to become a diversified industrial manufacturer. Our recent acquisitions have enabled us to recognize top-line growth, improved profitability and margin expansion; provided us access to additional markets while expanding our manufacturing footprint; allowed us to offer one of the broadest product portfolios in the trailer industry. Our Diversified Products segment now represents 21% of our consolidated revenues and 23% of our consolidated operating income for the current year period, providing significant contributions to our bottom line.

Throughout 2015 we also demonstrated our commitment to be responsible stewards of the business by maintaining a balanced approach to capital allocation. Our continuing strong business performance, solid backlog and outlook, and financial position provided us the opportunity to take specific actions as part of the ongoing commitment to prudently manage the overall financial risks of the Company, returning capital to our shareholders and deleveraging our balance sheet. These actions included completing our $60 million share repurchase program previously approved by our Board of Directors in December 2014 as well as executing agreements with existing holders of our outstanding Convertible Senior Notes to purchase approximately $54 million in principal. Furthermore, in February 2016, our Board of Directors authorized the repurchase of up to an additional $100 million of our common stock over a two-year period. The actions taken will lower our overall balance sheet risk while maintaining the flexibility to continue to execute our long-term strategy.

The outlook for the overall trailer market for 2016 continues to indicate a strong and growing demand environment. In fact, the most recent estimates from industry forecasters, ACT and FTR, indicate demand levels to be in excess of the estimated replacement demand in every year through 2020. More specifically, ACT is currently estimating 2016 demand will be approximately 299,000, or down 3% as compared to the previous year period, with 2017 through 2020 industry demand levels ranging between 254,000 and 276,000 trailers. In addition, FTR anticipates trailer demand for 2016 to remain strong at approximately 279,000 trailers, a decrease of 9% as compared to 2015 production levels. This continued strong demand environment for new trailer equipment as well as the positive economic and industry specific indicators we monitor reinforce our belief that the current trailer demand cycle will be an extended cycle with a strong likelihood for several more years of demand significantly above replacement levels. We believe we are well positioned to capitalize on the expected strong overall demand levels while also achieving continued margin growth through improvements in product pricing as well as productivity improvements and other operational excellence initiatives.

However, we are not relying solely on volume and product pricing within the trailer industry to improve operations and enhance profitability. We remain committed to enhancing and diversifying our business model through the organic and strategic initiatives discussed previously. Through our three operating segments we offer a wide array of products and customer-specific solutions that we believe provide a sound foundation for achieving these goals. Continuing to identify attractive opportunities to leverage our core competencies, proprietary technology and core manufacturing expertise into new applications and end markets enables us to deliver greater value to our customers and shareholders.

Operating Performance

We measure our operating performance in five key areas – Safety/Morale, Quality, Delivery, Cost Reduction and Environment. We maintain a continuous improvement mindset in each of these key performance areas. Our objective of being better today than yesterday and better tomorrow than we are today is simple, straightforward and easily understood by all our employees.

•	Safety/Morale. The safety of our employees is our number-one value and highest priority. We continually focus on reducing the severity and frequency of workplace injuries to create a safe environment for our employees and minimize workers compensation costs. We believe that our improved environmental, health and safety management translates into higher labor productivity and lower costs as a result of less time away from work and improved system management. In nine of the last ten years one of our manufacturing sites has been recognized for safety including recent awards from the Truck Trailer Manufacturer Association’s Plant Safety Awards granted to our Walker Stainless and Bulk Tank facilities. Our focus on safety also extends beyond our facilities. We are a founding member of the Cargo Tank Risk Management Committee, a group dedicated to reducing the hazards faced by workers on and around cargo tanks.

•	Quality. We monitor product quality on a continual basis through a number of means for both internal and external performance as follows:

-	Internal performance. Our primary internal quality measurement is Process Yield. Process Yield is a performance metric that measures the impact of all aspects of the business on our ability to ship our products at the end of the production process. As with previous years, the expectations of the highest quality product continue to increase while maintaining Process Yield performance and reducing rework. In addition, we currently maintain an ISO 9001 registration of our Quality Management System at our Lafayette operations.

-	External performance. We actively track our warranty claims and costs to identify and drive improvement opportunities in quality and reliability. Early life cycle warranty claims for our van trailers are trended for performance monitoring. Using a unit based warranty reporting process to track performance and document failure rates, early life cycle warranty units per 100 trailers shipped averaged approximately 2.0, 3.4 and 4.8 units in 2015, 2014 and 2013, respectively. The substantial improvement trend from 2013 to 2015 was driven by our successful execution of continuous improvement programs centered on process variation reduction, and responding to the input from our customers. We expect that these activities will continue to drive down our total warranty cost profile.

•	Delivery/Productivity. We measure productivity on many fronts. Some key indicators include production line cycle-time, labor-hours per trailer and inventory levels. Improvements over the last several years in these areas have translated into significant improvements in our ability to better manage inventory flow and control costs.

-	During the past several years Commercial Trailer Products has focused on productivity enhancements within manufacturing assembly and sub-assembly areas through developing the capability for mixed model production. These efforts have resulted in throughput improvements in our Lafayette, Indiana, and Cadiz, Kentucky facilities. In 2015 we produced 14% and 41% more trailers than in 2014 and 2013, respectively, utilizing the same facilities and manufacturing lines hence enabling us to reduce manufacturing cost per unit and grow operating margin.

-	In 2015, Diversified Products continued improving the flexibility and efficiency of their operations. The launch of our new Wabash Composites facility in Frankfort, Indiana, leased to provide dedicated manufacturing space to support the expanding product line and continued growth of our Composites business, allows us to manufacture our diverse product offerings more efficiently. Recently, Diversified Products also broadened its tank trailer manufacturing versatility by adding production capabilities for petroleum trailers to our Fond du Lac, Wisconsin, manufacturing facility and pneumatic dry bulk trailers to our Portland, Oregon; Fond du Lac, Wisconsin; and New Lisbon, Wisconsin, facilities. In 2015, we also benefitted from the added capacity at our facility in Queretaro, Mexico for stationary silos for food, dairy and beverage industries, to better serve the markets in Southern U.S., Mexico and South America.

•	Cost Reduction. We believe continuous improvement is a fundamental component of our operational excellence focus. Our continued focus on our balanced scorecard process has allowed us to improve all areas of manufacturing including safety, quality, on-time delivery, cost reduction, employee morale and environment. By focusing on continuous improvement and utilizing our balanced scorecard process we have realized total cost per unit reductions as a result of increased capacity utilization of all facilities while maintaining a lower level of fixed overhead. We also have a tank trailer manufacturing facility in Queretaro, Mexico that provides a low cost advantage for our tank trailer product line.

•	Environment. We strive to manufacture products that are both socially responsible and environmentally sustainable. We demonstrate our commitment to sustainability by maintaining ISO 14001 registration of our Environmental Management System at our Lafayette, Indiana facilities, which was one of the first trailer manufacturing operations in the world to be ISO 14001 registered. ISO 14001 requires us to demonstrate quantifiable and third-party verified environmental improvements. In 2015, our Cadiz, Kentucky facility also achieved ISO 14001 registration. At our facilities, we initiated employee-based recycling programs that reduce waste being sent to the landfill, installed a fifty-five foot wind turbine to produce electricity and reduce our carbon emissions, and restored a natural wildlife habitat to enhance the environment and protect native animals. Our commitment to sustainable operations has also been demonstrated internationally by our Bulk Tank International facility being recommended for ISO 14001 registration in 2015.

Industry Trends

Truck transportation in the U.S., according to the ATA, was estimated to be a $700 billion industry in 2014. ATA estimates that approximately 69% of all freight tonnage is carried by trucks. Trailer demand is a direct function of the amount of freight to be transported. To monitor the state of the industry, we evaluate a number of indicators related to trailer manufacturing and the transportation industry. Recent trends we have observed include the following:

•	Transportation / Trailer Cycle. Transportation in the U.S., including trucking, is a cyclical industry that has experienced three cycles over the last 20 years. The most recently completed cycle began in early 2001 when industry trailer shipments totaled approximately 140,000, reached a peak in 2006 with shipments of approximately 280,000 and reached the bottom in 2009 with shipments of approximately 79,000 units. In each of these three U.S. economic downturns, the decline in freight tonnage preceded the general economic decline by approximately two and one-half years and its recovery has generally preceded that of the economy as a whole. The trailer industry generally follows the transportation industry cycles. After three consecutive years with total trailer demand well below normal replacement demand levels estimated to be between 200,000 trailers and 220,000 trailers, the five year period ending December 2015 demonstrated consecutive years of significant improvement in which the total trailer market increased year-over-year approximately 64%, 14%, 1%, 15% and 14% for 2011, 2012, 2013, 2014 and 2015, respectively, with total shipments of approximately 204,000, 232,000, 234,000, 269,000 and 307,000, respectively. The 2015 trailer shipments represent an all-time industry record. As we enter the seventh year of an economic recovery, ACT is estimating demand within the trailer industry in 2016 at approximately 299,000 and forecasting continued strong demand levels into the foreseeable future with estimated annual average demand for the four year period ending 2020 to be approximately 264,000 new trailers. Our view is generally consistent with ACT that trailer demand will remain significantly above replacement levels for 2016 and has the potential to remain above replacement levels for several years beyond 2016.

•	New Trailer Orders. According to ACT, total orders in 2015 were approximately 316,000 trailers, an 11% decrease from approximately 357,000 trailers ordered in 2014. Total orders for the dry van segment, the largest within the trailer industry, were approximately 195,000, a decrease of 10% from 2014.

•	Transportation Regulations and Legislation. There are several different areas within both federal and state government regulations and legislation that are expected to have an impact on trailer demand, including:

-	The Federal Motor Carrier Safety Administration (the “FMCSA”) has taken steps in recent years to improve truck safety standards, particularly by implementing the Compliance, Safety, and Accountability (“CSA”) program as well as requiring Electronic Logging Devices. CSA is considered a comprehensive driver and fleet rating system that measures both the freight carriers and drivers on several safety related criteria, including driver safety, equipment maintenance and overall condition of trailers. This system drives increased awareness and action by carriers since enforcement actions were targeted and implemented beginning in June 2011. CSA is generally believed to have contributed to the tightening of the supply of drivers and capacity after 2011 as carriers took measures to improve their rating.

-	In July 2013, a new FMCSA hours-of-service rule went into effect, reducing total driver hours from 82 hours per week to 70 hours. Congress included language in the 2016 spending package that requires the agency to meet an appropriate safety, driver health and driver longevity standard before re-imposing those restrictions. Specifically, the language prohibits FMCSA from reinstating certain sections of the rule’s 34-hour restart provisions unless an FMCSA study finds that they result in statistically significant improvements in safety and driver health, among other things. We believe this language will make it very difficult for FMCSA to justify re-instituting the restart restrictions. In other words, the simple 34-hour restart rule, with no additional restrictions, will likely remain in place for the foreseeable future. Nevertheless, we believe the rule will keep trucking equipment utilization at record-high levels and, therefore, increase the general need for equipment.

-	There are several new regulations that will likely come into effect in the next two years, including Drug and Alcohol Clearinghouse Requirement, Speed Limiters, and Corporate Average Fuel Economy among others. The cumulative effect of the existing and upcoming regulations will be a further decrease in driver productivity and reduction of the driver pool, which will likely lead to higher demand for additional drivers and equipment to fill the gap.

-	The California Air Resource Board (“CARB”) regulations mandate that refrigeration units older than 7 years may no longer operate in California. As refrigeration units become obsolete, capacity in the refrigerated segment will tighten and an increase in demand for new refrigerated trailers is likely. CARB regulations also mandate fuel efficiency improvements on all fleets operating in California for which our DuraPlate® AeroSkirt® provides a durable and cost effective aerodynamic side skirt solution that yields the improved fuel efficiencies required by these regulations. Pending federal greenhouse gas and fuel efficiency regulations may also lead to a higher demand for our DuraPlate® AeroSkirt® and other aerodynamic device products.

•	Other Developments. Other developments and potential impacts on the industry include:

-	While we believe the need for trailer equipment will be positively impacted by the legislative and regulatory changes addressed above, these demand drivers could be offset by factors that contribute to the increased concentration and density of loads, including the miniaturization of electronic products and packaging optimization of bulk goods. Increases in load concentration or density could contribute to decreased need or demand for dry van trailers.

-	Trucking company profitability, which can be influenced by factors such as fuel prices, freight tonnage volumes, and government regulations, is highly correlated with the overall economy of the U.S. Carrier profitability significantly impacts demand for, and the financial ability to purchase new trailers.

-	Fleet equipment utilization has been rising due to increasing freight volumes, new government regulations and shortages of qualified truck drivers. As a result, trucking companies are under increased pressure to look for alternative ways to move freight, leading to more intermodal freight movement. We believe that railroads are at or near capacity, which will limit their ability to respond to freight demand pressures. Therefore, we expect that the majority of freight will continue to be moved by truck and, according to ATA, freight tonnage carried by trucks is expected to increase approximately 25% throughout the next decade.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	85.0	87.5	86.8
Gross profit	15.0	12.5	13.2

General and administrative expenses	3.6	3.3	3.6
Selling expenses	1.3	1.4	1.9
Amortization of intangibles	1.1	1.2	1.3
Other operating expenses	0.1	-	0.1
Income from operations	8.9	6.6	6.3

Interest expense	(0.9)	(1.2)	(1.6)
Other, net	0.1	(0.1)	-
Income before income taxes	8.1	5.3	4.7

Income tax expense (benefit)	3.1	2.0	1.9
Net income	5.0%	3.3%	2.8%

2015 Compared to 2014

Net Sales

Net sales in 2015 increased $164.2 million, or 8.8%, compared to the 2014 period. By business segment, net sales prior to intersegment eliminations and related units sold were as follows (dollars in thousands):

	Year Ended December 31,
(prior to elimination of intersegment sales)			Change
	2015	2014	$	%
Sales by Segment
Commercial Trailer Products	$1,509,380	$1,294,164	$215,216	16.6
Diversified Products	428,021	466,238	(38,217)	(8.2)
Retail	167,291	190,080	(22,789)	(12.0)
Eliminations	(77,203)	(87,167)
Total	$2,027,489	$1,863,315	$164,174	8.8

New Trailers	(units)
Commercial Trailer Products	61,350	53,550	7,800	14.6
Diversified Products	3,400	3,550	(150)	(4.2)
Retail	2,500	3,450	(950)	(27.5)
Eliminations	(2,550)	(3,200)
Total	64,700	57,350	7,350	12.8

Used Trailers	(units)
Commercial Trailer Products	1,000	3,150	(2,150)	(68.3)
Diversified Products	150	150	-	-
Retail	950	1,550	(600)	(38.7)
Eliminations	(50)	-
Total	2,050	4,850	(2,800)	(57.7)

Commercial Trailer Products segment sales, prior to the elimination of intersegment sales, were $1.5 billion in 2015, an increase of $215.2 million, or 16.6%, compared to 2014. The increase in sales was primarily due to a 14.6% increase in new trailer shipments, as approximately 61,350 trailers were shipped in 2015 compared to 53,550 trailers shipped in the prior year. The increase in sales was further aided by an improved pricing environment as average selling prices increased 2.5% as compared to the prior year. Used trailer sales decreased $3.6 million, or 15.3%, compared to the prior year due to decreased availability of product through fleet trade packages as approximately 2,150 fewer used trailers shipped in 2015 as compared to the prior year.

Diversified Products segment sales, prior to the elimination of intersegment sales, were $428.0 million in 2015, down $38.2 million, or 8.2%, compared to 2014. New trailer sales decreased $9.4 million, or 4.1%, due to a 4.2% decrease in new trailer shipments, as approximately 3,400 trailers were shipped in 2015 compared to 3,550 trailers shipped in the prior year. Parts and service sales decreased $7.5 million, or 7.5%, compared to the prior year due to decreased demand. Equipment and other sales decreased $21.3 million, or 16.0%, due to lower demand for our non-trailer truck mounted equipment and other engineered products.

Retail segment sales were $167.3 million in 2015, down $22.8 million, or 12.0%, compared to 2014. New trailer sales decreased $21.4 million, or 24.0%, as approximately 950 fewer new trailers were shipped in 2015 as compared to 2014 as a result of fewer retail locations for the entirety of 2015 resulting from the transition of three of our former West Coast branches to independent dealers in May 2014. As compared to the prior year, new trailer average selling prices increased 3.5%, primarily due to customer and product mix as well as improved pricing. Used trailer sales decreased $3.3 million, or 19.6%, as approximately 600 fewer used trailers were shipped in 2015 as compared to 2014. Parts and service sales were up $2.6 million, or 3.2%, as compared to the prior year.

Cost of Sales

Cost of sales in 2015 was $1,724.0 million, an increase of $93.4 million, or 5.7%, as compared to 2014. As a percentage of net sales, cost of sales was 85.0% in 2015, compared to 87.5% for 2014.

Commercial Trailer Products segment cost of sales, as detailed in the following table, was $1,322.6 million in 2015, an increase of $133.2 million, or 11.2%, compared to 2014. As a percentage of net sales, cost of sales was 87.6% in 2015 compared to 91.9% in 2014.

	Year Ended December 31,
Commercial Trailer Products Segment	2015		2014
(prior to elimination of intersegment sales)	(dollars in thousands)
		% of Net Sales		% of Net Sales
Material Costs	$1,038,195	68.8%	$932,233	72.0%
Other Manufacturing Costs	284,413	18.8%	257,131	19.9%
	$1,322,608	87.6%	$1,189,364	91.9%

Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses. Commercial Trailer Products material costs were 68.8% of net sales in 2015 compared to 72.0% in 2014. Material costs as a percentage of sales in 2015 decreased due to improved pricing and continued material cost optimization through product design and sourcing as compared to the prior year period. Other manufacturing costs increased $27.3 million in the current year as compared to the prior year, resulting from increased labor and other variable costs related to increases in new trailer production volumes. As a percentage of sales, other manufacturing costs decreased from 19.9% in 2014 to 18.8% in 2015 due to increased leverage of fixed costs from higher production and a reduction in variable manufacturing cost through improved productivity.

Diversified Products segment cost of sales, prior to the elimination of intersegment sales, was $329.2 million in 2015, a decrease of $33.7 million, or 9.3%, compared to 2014. The decrease in cost of sales was primarily driven by an 8.2% decrease in sales. As a percentage of net sales prior to the elimination of intersegment sales, cost of sales was 76.9% in 2015 compared to 77.8% in 2014. The 90 basis point decrease as a percentage of net sales was due primarily to product mix and operational efficiencies.

Retail segment cost of sales, prior to the elimination of intersegment sales, was $147.4 million in 2015, a decrease of $21.9 million, or 13.0%, compared to 2014. As a percentage of net sales prior to the elimination of intersegment sales, cost of sales was 88.1% in 2015 compared to 89.1% in 2014. Cost of sales as a percentage of net sales decreased primarily due to product mix driven by an increased percentage of sales from our higher margin parts and service product lines in 2015 as compared to the prior year.

Gross Profit

Gross profit was $303.4 million in 2015, an improvement of $70.8 million, or 30.4% from 2014. Gross profit as a percentage of sales was 15.0% in 2015 as compared to 12.5% in 2014. Gross profit by segment was as follows (in thousands):

	Year Ended December 31,
			Change
	2015	2014	$	%
Gross Profit by Segment:
Commercial Trailer Products	$186,772	$104,800	$81,972	78.2
Diversified Products	98,839	103,379	(4,540)	(4.4)
Retail	19,871	20,728	(857)	(4.1)
Corporate and Eliminations	(2,039)	3,727	(5,766)
Total	$303,443	$232,634	$70,809	30.4

Commercial Trailer Products segment gross profit was $186.8 million in 2015 compared to $104.8 million in the prior year. Gross profit, as a percentage of net sales prior to the elimination of intersegment sales, was 12.4% in 2015 as compared to 8.1% in 2014. The increase in gross profit and gross profit margin as compared to the prior year was primarily driven by the increase in new trailer volumes, an improved pricing environment and increased operational efficiencies.

Diversified Products segment gross profit was $98.8 million in 2015 compared to $103.4 million in 2014. Gross profit, as a percentage of net sales prior to the elimination of intersegment sales, was 23.1% in 2015 compared to 22.2% in 2014. The increase in gross profit as a percentage of net sales, as compared to the prior year, was attributable to product mix and operational efficiencies.

Retail segment gross profit was $19.9 million in 2015 compared to $20.7 million in 2014. Gross profit, as a percentage of net sales prior to the elimination of intersegment sales, was 11.9% in 2015 compared to 10.9% in 2014. Gross profit margin increased primarily due to product mix driven by an increased percentage of sales from our higher margin parts and service product lines in 2015 as compared to the prior year.

General and Administrative Expenses

General and administrative expenses in 2015 increased $11.8 million, or 19.1%, from the prior year as a result of a $9.7 million increase in salaries and employee related costs, including employee incentive programs, as well as a $2.1 million increase in other operating expenses, primarily technology costs, professional fees and outside services. General and administrative expenses, as a percentage of net sales, were 3.6% in 2015 compared to 3.3% in 2014.

Selling Expenses

Selling expenses were $27.2 million in 2015, an increase of $0.6 million, or 2.1%, compared to the prior year, as a $1.5 million increase in salaries and employee related costs, including employee incentive programs were partially offset by lower advertising, promotional and various other selling related expenses. As a percentage of net sales, selling expenses were 1.3% in 2015 compared to 1.4% in the prior year.

Amortization of Intangibles

Amortization of intangibles was $21.3 million in 2015 compared to $21.9 million in 2014. Amortization of intangibles for both periods primarily includes amortization expense recognized for intangible assets recorded from the acquisition of Walker in May 2012 and certain assets of Beall in February 2013.

Other Operating Expenses

Other operating expenses of $1.1 million in 2015 include the impairment of intangible assets recognized in connection with consolidating our existing tradenames within the Diversified Products Group segment.

Other Income (Expense)

Interest expense in 2015 totaled $19.5 million compared to $22.2 million in the prior year. Interest expense for both periods primarily relates to interest and non-cash accretion charges on our Convertible Senior Notes and Term Loan Credit Agreement. The decrease from the prior year is primarily due to lower outstanding loan commitments through voluntary debt payments made over the prior year, as well as lower interest rates achieved through amendments to both our Revolving Credit Agreement and Term Loan Credit Agreement during 2015.

Other, net for 2015 represented income of $2.5 million as compared to an expense of $1.8 million for the prior year period. The current year period primarily consists of an $8.3 million gain on the sale of our former Retail branch real estate in Fontana, California and Portland, Oregon partially offset by $5.3 million of accelerated amortization and related fees in connection with the refinancing of our Term Loan Credit Agreement in March 2015 and $0.3 million of charges incurred in connection with the amendment to our Revolving Credit Agreement in June 2015 (see “Debt Agreements and Related Amendments” section below for further details). The prior year period includes a loss on early extinguishment of debt of $1.0 million for debt issuance costs recognized on the voluntary principal payments made on our Term Loan Credit Agreement as well as a $0.6 million loss on the transition of three of our Retail branches to independent dealer facilities.

Income Taxes

We recognized income tax expense of $59.0 million in 2015 compared to $37.5 million in the prior year. The effective tax rate for 2015 was 36.1%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes offset by the benefit of the U.S. Internal Revenue Code domestic manufacturing deduction. Cash taxes paid in 2015 were $66.3 million.

2014 Compared to 2013

Net Sales

Net sales in 2014 increased $227.6 million, or 13.9%, compared to the 2013 period. By business segment, net sales prior to intersegment eliminations and related units sold were as follows (dollars in thousands):

	Year Ended December 31,
(prior to elimination of intersegment sales)			Change
	2014	2013	$	%
Sales by Segment
Commercial Trailer Products	$1,294,164	$1,082,456	$211,708	19.6
Diversified Products	466,238	458,653	7,585	1.7
Retail	190,080	181,486	8,594	4.7
Eliminations	(87,167)	(86,909)
Total	$1,863,315	$1,635,686	$227,629	13.9

New Trailers	(units)
Commercial Trailer Products	53,550	43,800	9,750	22.3
Diversified Products	3,550	3,050	500	16.4
Retail	3,450	3,000	450	15.0
Eliminations	(3,200)	(3,050)
Total	57,350	46,800	10,550	22.5

Used Trailers	(units)
Commercial Trailer Products	3,150	4,300	(1,150)	(26.7)
Diversified Products	150	100	50	50.0
Retail	1,550	1,300	250	19.2
Eliminations	-	-
Total	4,850	5,700	(850)	(14.9)

Commercial Trailer Products segment sales, prior to the elimination of intersegment sales, were $1,294.2 million in 2014, an increase of $211.7 million, or 19.6%, compared to 2013. The increase in sales was primarily due to a 22.3% increase in new trailer shipments, as approximately 53,550 trailers were shipped in 2014 compared to 43,800 trailers shipped in the prior year. The increase in trailer shipments was partially offset by product mix, which lowered average selling prices by 0.7% as compared to the prior year. Used trailer sales decreased $9.9 million, or 29.5%, compared to the previous year with approximately 1,150 fewer used trailer shipments in 2014 as compared to the prior year, which was primarily due to decreased availability of product because of fewer fleet trade packages received.

Diversified Products segment sales, prior to the elimination of intersegment sales, were $466.2 million in 2014, up $7.6 million, or 1.6%, compared to 2013. New trailer sales increased $22.6 million, or 11.0%, due to a 16.4% increase in new trailer shipments, as approximately 3,550 trailers were shipped in 2014 compared to 3,050 trailers shipped in the prior year, partially offset by a 5.2% decrease in average selling prices. Parts and service sales decreased $5.5 million, or 5.2%, compared to the prior year due to decreased demand. Equipment and other sales decreased $10.9 million, or 7.5%, due to the timing of shipments and customer acceptance for our non-trailer truck mounted equipment and other engineered products. Used trailer sales increased $1.4 million, or 45.4%, as a result of an increase in used trailer shipments and a favorable customer and product mix, which increased used trailer average selling prices by 15.2% as compared to 2013.

Retail segment sales, prior to the elimination of intersegment sales, were $190.1 million in 2014, up $8.6 million, or 4.7%, compared to 2013. New trailer sales increased $6.0 million, or 7.3%, as approximately 450 more trailers were shipped in 2014 as compared to 2013. As compared to the prior year, new trailer average selling prices decreased 5.8%, primarily due to customer and product mix. Used trailer sales increased $4.1 million, or 32.2%, primarily due to an increase in volume demand, as approximately 250 more used trailers were shipped in 2014 as compared to 2013. Parts and service sales were down $0.9 million, or 1.1%, and equipment and other sales were down $0.7 million, or 16.6%, as compared to the prior year.

Cost of Sales

Cost of sales in 2014 was $1,630.7 million, an increase of $210.1 million, or 14.8%, as compared to 2013. As a percentage of net sales, cost of sales was 87.5% in 2014, compared to 86.8% for 2013.

Commercial Trailer Products segment cost of sales, as detailed in the following table, was $1,189.4 million in 2014, an increase of $191.1 million, or 19.1%, compared to 2013. As a percentage of net sales, cost of sales was 91.9% in 2014 compared to 92.2% in 2013.

	Year Ended December 31,
Commercial Trailer Products Segment	2014		2013
(prior to elimination of intersegment sales)	(dollars in thousands)
		% of Net Sales		% of Net Sales
Material Costs	$932,233	72.0%	$779,736	72.0%
Other Manufacturing Costs	257,131	19.9%	218,538	20.2%
	$1,189,364	91.9%	$998,274	92.2%

Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses. Commercial Trailer Products material costs, prior to the elimination of intersegment sales, were 72.0% of net sales in 2014 consistent with 2013. Material costs as a percentage of sales in 2014 were in line with 2013 as raw material, commodity, and component costs remained relatively consistent as compared to the prior year. Other manufacturing costs increased $38.6 million in the current year as compared to the prior year, resulting from increased labor and other variable costs related to increases in new trailer production volumes. As a percentage of sales, other manufacturing costs decreased from 20.2% in 2013 to 19.9% in 2014 due to increased leverage of fixed costs from higher production.

Diversified Products segment cost of sales, prior to the elimination of intersegment sales, was $362.9 million in 2014, an increase of $12.8 million, or 3.7%, compared to 2013. The increase in cost of sales was primarily driven by an increase in sales volume due to stronger tank trailer demand as compared to the prior year. Cost of sales as a percentage of net sales, prior to the elimination of intersegment sales, was 77.8% in 2014 compared to 76.3% in 2013. The 150 basis point increase as a percentage of net sales was primarily the result of lower average selling prices for tank trailers due to customer and product mix as compared to the prior year, as well as competitive market pressures within certain product lines of both the composite product and tank trailer businesses.

Retail segment cost of sales, prior to the elimination of intersegment sales, was $169.4 million in 2014, an increase of $8.0 million, or 5.0%, compared to 2013. As a percentage of net sales, cost of sales was 89.1% in 2014 compared to 88.9% in 2013. Cost of sales as a percentage of net sales increased slightly compared to the prior year as a result of product mix as a higher percentage of sales were from the lower margin new and used trailer product lines as compared to the prior year.

Gross Profit

Gross profit was $232.6 million in 2014, an improvement of $17.5 million, or 8.1% from 2013. Gross profit as a percentage of sales was 12.5% in 2014 as compared to 13.2% in 2013. Gross profit by segment was as follows (in thousands):

	Year Ended December 31,
			Change
	2014	2013	$	%
Gross Profit by Segment:
Commercial Trailer Products	$104,800	$84,182	$20,618	24.5
Diversified Products	103,379	108,627	(5,248)	(4.8)
Retail	20,728	20,122	606	3.0
Corporate and Eliminations	3,727	2,192	1,535
Total	$232,634	$215,123	$17,511	8.1

Commercial Trailer Products segment gross profit, prior to the elimination of intersegment sales, was $104.8 million in 2014 compared to $84.2 million in the prior year. Gross profit, as a percentage of net sales, was 8.1% in 2014 as compared to 7.8% in 2013. The increase in gross profit and profit margin as compared to the prior year was primarily driven by the increase in new trailer volumes and improved pricing partially offset by customer and product mix.

Diversified Products segment gross profit, prior to the elimination of intersegment sales, was $103.4 million in 2014 compared to $108.6 million in 2013. Gross profit, as a percentage of net sales, was 22.2% in 2014 compared to 23.7% in 2013. The decreases in gross profit and gross profit as a percentage of net sales, as compared to the prior year, are primarily due to product mix and competitive market pressures within certain product lines.

Retail segment gross profit, prior to the elimination of intersegment sales, was $20.7 million in 2014 compared to $20.1 million in 2013. Gross profit, as a percentage of net sales, in 2014 was 10.9% compared to 11.1% in 2013. Gross profit margin was relatively consistent with the prior year as increased demand was offset by product mix and an increase in costs to support growth initiatives.

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

Other Income (Expense)

Interest expense in 2014 totaled $22.2 million compared to $26.3 million in the prior year. Interest expense for both periods primarily related to interest and non-cash accretion charges on our Convertible Senior Notes and Term Loan Credit Agreement. The decrease from 2013 was due to lower outstanding loan commitments through voluntary debt payments made over the previous year, as well as reduced interest rates achieved as a result of repricing the Term Loan Credit Agreement in April 2013.

Other, net in 2014 included a loss on early extinguishment of debt of $1.0 million, representing the write-off of debt issuance costs recognized on $40 million of voluntary principal payments made on our Term Loan Credit agreement during 2014, as well as a $0.6 million loss on the transition of three of our Retail branch locations to independent dealer facilities.

Income Taxes

We recognized income tax expense of $37.5 million in 2014 compared to $31.1 million in the prior year. The effective tax rate for 2014 was 38.1%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes offset by the benefit of the U.S. Internal Revenue Code domestic manufacturing deduction. Cash taxes paid in 2014 were approximately $20.2 million.

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of debt and equity. As of December 31, 2015, our debt to equity ratio was approximately 0.7:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of maintaining strong liquidity, deleveraging our balance sheet, investing in the business, both organically and strategically, and returning capital to our shareholders. Throughout 2015 and in keeping to this balanced approach, several actions were taken to demonstrate our commitment to prudently manage the overall financial risk and increase shareholder value through a return of capital. These actions include completing our $60 million share repurchase program previously approved by our Board of Directors in December 2014 as well as executing agreements with existing holders of our outstanding Convertible Senior Notes due 2018 to purchase $54.2 million in principal (see “Debt Agreements and Related Amendments” section below for details). Furthermore, in early 2016 our Board of Directors authorized the repurchase of up to an additional $100 million of our common stock over a two-year period. For 2016, we expect to continue our commitment to fund our working capital requirements and capital expenditures while also returning capital to our shareholders and deleveraging our balance sheet through cash flows from operations as well as available borrowings under our existing Credit Agreement.

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

The Notes are convertible by their holders into cash, shares of our common stock or any combination thereof at our election, at an initial conversion rate of 85.4372 shares of our common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events as described in the indenture for the Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date. As of December 31, 2015, the Notes were not convertible based on the above criteria. If the Notes outstanding at December 31, 2015 were converted as of December 31, 2015, the if-converted value would exceed the principal amount by approximately $1 million.

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

On December 15, 2015, we executed agreements with existing holders of the Notes to repurchase $54.2 million in principal of such Notes, of which $19.0 million was acquired in December for $22.9 million, excluding accrued interest. The remaining $35.2 million in principal of the Notes are scheduled to be repurchased in early 2016 and, therefore, is classified as current on our Consolidated Balance Sheet as of December 31, 2015. During 2015, in connection with the repurchase of a portion of the Notes, we recognized a loss on debt extinguishment of $0.2 million which was included in Other, net on our Consolidated Statement of Operations.

Revolving Credit Agreement

On June 4, 2015, we entered into a Joinder and First Amendment to Amended and Restated Credit Agreement, First Amendment to Amended and Restated Security Agreement and First Amendment to Amended and Restated Guaranty Agreement (the “Amendment”) by and among us, certain of our subsidiaries designated as Loan Parties (as defined in the Amendment), Wells Fargo Capital Finance, LLC, as arranger and administrative agent (the “Agent”), and the other Lenders party thereto. The Amendment amends, among other things, the Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), dated as of May 8, 2012, among us, certain of our subsidiaries from time to time party thereto (together with us, the “Borrowers”), the several lenders from time to time party thereto, and the Agent and provides for, among other things, a five year, $175 million senior secured revolving credit facility (the “Credit Facility”).

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

As of December 31, 2015, we were in compliance with all covenants of the Credit Agreement.

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

In April 2013, we entered into Amendment No.1 to Credit Agreement (the “Amendment”), which became effective on May 9, 2013. As of the Amendment date, there was $297.0 million of term loans outstanding under the Term Loan Credit Agreement (the “Initial Loans”), of which we paid $20.0 million in connection with the Amendment. Under the Amendment, the lenders agreed to provide us term loans in an aggregate principal amount of $277.0 million, which were exchanged for and used to refinance the Initial Loans (the “Tranche B-1 Loans”).

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

Amendment No. 2 also provides for a 1% prepayment premium applicable in the event that we enter into a refinancing of, or amendment in respect of, the Tranche B-2 Loans on or prior to the first anniversary of the effective date of Amendment No. 2, or March 19, 2016, that, in either case, results in the all-in yield (including, for purposes of such determination, the applicable interest rate, margin, original issue discount, upfront fees and interest rate floors, but excluding any customary arrangement, structuring, commitment or underwriting fees) of such refinancing or amendment being less than the all-in yield (determined on the same basis) on the Tranche B-2 Loans.

Additionally, Amendment No. 2 amends the Term Loan Credit Agreement by (i) removing the maximum senior secured leverage ratio test, (ii) modifying the accordion feature, as defined in the Term Loan Credit Agreement, to provide for a senior secured incremental term loan facility in an aggregate amount not to exceed the greater of (A) $75 million (less the aggregate amount of (1) any increases in the maximum revolver amount under the existing Credit Agreement and (2) certain permitted indebtedness incurred for the purpose of prepaying or repurchasing the Notes) and (B) an amount such that the senior secured leverage ratio would not be greater than 3.0 to 1.0, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the Term Loan Credit Agreement, to provide such increased amounts. The senior secured leverage ratio is defined in the Term Loan Credit Agreement and reflects a ratio of consolidated net total secured indebtedness to consolidated EBITDA and (iii) amending certain negative covenants.

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

During the second quarter of 2015 and in connection with the $13.1 million sale of our former Retail branch real estate in Fontana, California and Portland, Oregon, we are required, under the Term Loan Agreement, to reinvest amounts up to $10.0 million for qualified assets within 12 months of the sale. Further, a mandatory principal payment is required for asset sales greater than $10.0 million, with the amount of the required payment equal to the excess above $10.0 million, or $3.1 million. However, the lenders party to the Term Loan Credit Agreement approved a waiver providing us the opportunity to use the excess proceeds to exercise a purchase option on a capital lease obligation for one of our existing manufacturing facilities, and we exercised the option on July 10, 2015. As of December 31, 2015 all requirements related to the restrictions on use of the excess proceeds have been satisfied.

For the years ended December 31, 2015, 2014 and 2013, under the Term Loan Credit Agreement we paid interest of $8.5 million, $10.0 million and $14.9 million, respectively, and principal of $1.4 million, $42.1 million, and $62.8 million, respectively. As of December 31, 2015, we had $191.4 million outstanding under the Term Loan Credit Agreement, of which $1.9 million was classified as current on the Company’s Consolidated Balance Sheet as a result of Amendment No. 2 of the Term Loan Credit Agreement which requires a mandatory 1% per year principal payment.

For the years ended December 31, 2015, 2014 and 2013, the Company charged $0.2 million, $0.9 million and $0.9 million, respectively, of amortization for original issuance discount fees as Interest expense in the Consolidated Statements of Operations. In addition, for the year ended December 31, 2015 the Company charged $5.3 million of accelerated amortization and related fees in connection with Amendment No. 2 included in Other, net in the Consolidated Statements of Operations. Additionally, in connection with Amendment No. 2 of the Term Loan Credit Agreement, the Company paid a total of $0.9 million in original issuance discount fees which are being amortized over the life of the amended Term Loan Credit Agreement using the effective interest rate method.

Cash Flow

2015 compared to 2014

Cash provided by operating activities for 2015 totaled $131.8 million, compared to $92.6 million in 2014. The cash provided by operations during the current year period was the result of net income adjusted for various non-cash activities, including depreciation, amortization, gain (loss) on the sale of assets, deferred taxes, loss on debt extinguishment, stock-based compensation, accretion of debt discount and impairment of intangibles, of $148.4 million, partially offset by a $16.6 million increase in our working capital. Changes in key working capital accounts for 2015 and 2014 are summarized below (in thousands):

Source (Use) of cash:	2015	2014	Change
Accounts receivable	$(17,618)	$(14,848)	$(2,770)
Inventories	10,162	3,116	7,046
Accounts payable and accrued liabilities	(12,243)	(26,787)	14,544
Net (use) source of cash	$(19,699)	$(38,519)	$18,820

Accounts receivable increased by $17.6 million in 2015 as compared to an increase of $14.8 million in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, increased to approximately 25 days as of December 31, 2015, compared to 23 days in 2014. The increase in accounts receivable for 2015 was primarily the result of the timing of shipments and an 8.8% increase in our consolidated net sales compared to the prior year. Inventory decreased by $10.2 million during 2015 as compared to a decrease of $3.1 million in 2014. The decrease in inventory for the 2015 period was primarily due to lower finished goods inventories at December 31, 2015 as customer shipments exceeded production in 2015. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year was approximately 8 times in 2015 compared to approximately 7 times in 2014. Accounts payable and accrued liabilities decreased by $12.2 million in 2015 compared to a decrease of $26.8 million for 2014. The decrease in 2015 was primarily due to timing of production, a decrease in deposits from customers for products not delivered as well as an increase in volume-based rebate incentives offered by our suppliers as compared to the prior year. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 16 days in 2015 and 19 days for the 2014 period.

Investing activities used $7.6 million during 2015 compared to $15.8 million used in 2014. Investing activities for 2015 include capital expenditures to support growth and improvement initiatives at our facilities totaling $20.8 million, partially offset by proceeds from the sale of property, plant and equipment totaling $13.2 million, which was comprised primarily of the sale of our former Retail branch real estate. Cash used in investing activities in 2014 was primarily related to capital expenditures totaling $20.0 million, partially offset by proceeds from the sale of certain Retail branch location assets totaling $4.1 million.

Financing activities used $91.4 million during 2015, primarily due to the repurchases of common stock through our share repurchase program totaling $60.1 million and repurchase of Notes totaling $22.9 million, principal payments under existing debt and capital lease obligations of $6.1 million, and debt issuance costs of $2.6 million incurred in relation to Amendment No. 2 to our Term Loan Credit Agreement and the amendment to our Revolving Credit Agreement. Financing activities used $44.0 million during 2014 primarily due to principal payments under our term loan credit facility of approximately $42.1 million.

As of December 31, 2015, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $347.9 million, representing an increase of $58.0 million from December 31, 2014. Total debt and capital lease obligations amounted to $315.6 million as of December 31, 2015. As we continue to see a strong demand environment within the trailer industry as well as our continued excellence in operating performance metrics across all business segments, we believe our liquidity is adequate to fund our currently planned operations, working capital needs and capital expenditures for 2016.

2014 compared to 2013

Cash provided by operating activities for 2014 totaled $92.6 million, compared to $128.7 million in 2013. The cash provided by operations during the current year period was the result of net income adjusted for various non-cash activities, including depreciation, amortization, deferred taxes, stock-based compensation, accretion of debt discount, and loss on debt extinguishment, of $131.2 million, partially offset by a $38.6 million increase in our working capital. Changes in key working capital accounts for 2014 and 2013 are summarized below (in thousands):

Source (Use) of cash:	2014	2013	Change
Accounts receivable	$(14,848)	$(23,691)	$8,843
Inventories	3,116	6,260	(3,144)
Accounts payable and accrued liabilities	(26,787)	18,082	(44,869)
Net (use) source of cash	$(38,519)	$651	$(39,170)

Accounts receivable increased by $14.8 million in 2014 as compared to an increase of $23.7 million in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, decreased to approximately 23 days as of December 31, 2014, compared to 24 days in 2013. The increase in accounts receivable for 2014 was primarily the result of the timing of shipments and a 13.9% increase in our consolidated net sales compared to the prior year. Inventory decreased by $3.1 million during 2014 as compared to a decrease of $6.3 million in 2013. The decrease in inventory for the 2014 period was primarily due to lower finished goods inventories at December 31, 2014 as customer shipments exceeded production in 2014. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year was approximately 7 times in 2014 compared to approximately 6 times in 2013. Accounts payable and accrued liabilities decreased by $26.8 million in 2014 compared to an increase of $18.1 million for 2013. The decrease in 2014 was primarily due to a reduced amount of deposits from customers for products not delivered, as well as the impact of early payment discounts offered by our suppliers. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 19 days in 2014 and 25 days for the 2013 period.

Investing activities used $15.8 million during 2014 compared to $31.5 million used in 2013. Investing activities for 2014 included capital expenditures to support growth and improvement initiatives at our facilities totaling $20.0 million partially offset by proceeds from the sale of certain Retail branch location assets totaling $4.1 million. Cash used in investing activities in 2013 was primarily related to the acquisition of certain assets of Beall completed in the first quarter totaling $13.9 million and capital expenditures totaling $18.4 million.

Financing activities used $44.0 million and $65.3 million during 2014 and 2013, respectively, primarily due to principal payments under our term loan credit facility of approximately $42.1 million and $62.8 million, respectively.

As of December 31, 2014, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $289.9 million, represented an increase of $35.6 million from December 31, 2013. Total debt and capital lease obligations amounted to $332.5 million as of December 31, 2014.

Capital Expenditures

Capital spending amounted to $20.8 million for 2015 and is anticipated to be approximately $30 million for 2016. Capital spending for 2015 was primarily utilized to support growth, productivity improvements and environmental, health and safety initiatives within our facilities.

Off-Balance Sheet Transactions

As of December 31, 2015, we had approximately $8.2 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the year.

Outlook

The demand environment for trailers remained healthy throughout 2015, as evidenced by our strong and growing backlog, a trailer demand forecast by industry forecasters significantly above replacement demand levels for the next several years and our ability to increase prices to improve and recapture lost margins. Recent estimates from industry analysts, ACT Research Company (“ACT”) and FTR Associates (“FTR”), forecast demand for 2016 and beyond to remain strong. ACT currently estimates demand to be approximately 299,000 trailers for 2016, representing a decrease of 2.7% as compared to 2015, and forecasting continued strong demand levels into the foreseeable future with estimated annual average demand for the four year period ending 2020 to be approximately 264,000 new trailers. FTR anticipates new trailer demand to be approximately 279,000 new trailers in 2016, representing a decrease of 8.6% as compared to 2015 as well as projecting a decrease in 2017 with demand totaling 240,000 trailers. In spite of strong forecasted demand, there remain downside risks relating to issues with both the domestic and global economies, including the housing and construction-related markets in the U.S.

Other potential risks we face as we proceed into 2016 will primarily relate to our ability to manage the cost and supply of raw materials, commodities and component. Significant increases in the cost of certain commodities, raw materials or components could have an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions aluminum extrusions and specialty steel coil. At the current and expected demand levels, there may be shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products.

We believe we are well-positioned for long-term growth in the trailer industry because: (1) our core customers are among the dominant participants in the trucking industry; (2) our DuraPlate® and other industry leading brand trailers continue to have increased market acceptance; (3) our focus is on developing solutions that reduce our customers’ trailer maintenance and operating costs providing the best overall value; and (4) our presence throughout North America utilizing both our extensive independent dealer network in addition to the Company-owned branch locations to market and sell our products.

Based on the published industry demand forecasts, customer feedback regarding their current requirements, our existing backlog of orders and our continued efforts to be selective in our order acceptance to ensure we obtain appropriate value for our products, we estimate that for the full year 2016 total new trailers sold will be between 60,000 and 62,000, which reflects trailer volumes 4% to 7% lower than 2015 demand levels, primarily the result of a road construction project impacting the production of our dry van trailers in 2016. While our expectations for trailer volumes are similar to the demand levels forecasted by industry analysts, our commitment to continue to grow margins within our Commercial Trailer Products segment and the continued productivity and cost optimization initiatives through all of our businesses, we expect to see continued improvements during 2016.

We are not relying solely on strong new trailer volumes and price recovery to improve operations and enhance our profitability. We believe our strategic initiative to become a diversified industrial manufacturer will provide us the opportunity to address new markets, enhance our financial profile and reduce the cyclicality within our business. While demand for some of these products is dependent on the development of new products, customer acceptance of our product solutions and the general expansion of our customer base and distribution channels, we remain committed to enhancing and diversifying our business model through the organic and strategic initiatives. Through our three operating segments we offer a wide array of products and customer-specific solutions that we believe provide a good foundation for achieving these goals. In addition, we have been and will continue to focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

Contractual Obligations and Commercial Commitments

A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of December 31, 2015 are as follows (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total

DEBT:
Revolving Facility (due 2020)	$-	$-	$-	$-	$-	$-	$-
Convertible Senior Notes (due 2018)	35,165	-	95,835	-	-	-	131,000
Term Loan Credit Facility (due 2022)	1,928	1,928	1,928	1,928	1,928	181,759	191,399
Industrial Revenue Bond	518	538	93	-	-	-	1,149
Capital Leases (including principal and interest)	943	594	453	361	361	389	3,101
TOTAL DEBT	$38,554	$3,060	$98,309	$2,289	$2,289	$182,148	$326,649

OTHER:
Operating Leases	$3,458	$2,688	$1,267	$628	$137	$-	$8,178
TOTAL OTHER	$3,458	$2,688	$1,267	$628	$137	$-	$8,178

OTHER COMMERCIAL COMMITMENTS:
Letters of Credit	$5,987	$-	$-	$-	$-	$-	$5,987
Raw Material Purchase Commitments	71,728	690	-	-	-	-	72,418
Used Trailer Purchase Commitments	2,105	-	-	-	-	-	2,105
TOTAL OTHER COMMERCIAL COMMITMENTS	$79,820	$690	$-	$-	$-	$-	$80,510

TOTAL OBLIGATIONS	$121,832	$6,438	$99,576	$2,917	$2,426	$182,148	$415,337

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

We have $72.4 million in purchase commitments through March 2017 for various raw material commodities, including aluminum, steel and nickel as well as other raw material components that are within normal production requirements.

We have used trailer purchase commitments totaling $2.1 million related to commitments with certain customers to accept used trailers on trade for new trailer purchases. These commitments arise in the normal course of business related to future new trailer orders at the time a new trailer order is placed by the customer.

We have standby letters of credit totaling $6.0 million issued in connection with workers compensation claims and surety bonds.

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

The table below presents information about the nature and rationale for our critical accounting estimates:

Balance Sheet Caption	Critical Estimate Item	Nature of Estimates Required	Assumptions/ Approaches Used	Key Factors

Other accrued liabilities and other non-current liabilities	Warranty	Estimating warranty requires us to forecast the resolution of existing claims and expected future claims on products sold.	We base our estimate on historical trends of trailers sold and payment amounts, combined with our current understanding of the status of existing claims, recall campaigns and discussions with our customers.	Failure rates and estimated repair costs

Accounts receivable	Allowance for doubtful accounts	Estimating the allowance for doubtful accounts requires us to estimate the financial capability of customers to pay for products.	We base our estimates on historical experience, the length of time an account is outstanding, evaluation of customer’s financial condition and information from credit rating services.	Customer financial condition

Inventories	Lower of cost or market write-downs	We evaluate future demand for products, market conditions and incentive programs.	Estimates are based on recent sales data, historical experience, external market analysis and third party appraisal services.	Market conditions Product type

Property, plant and equipment, intangible assets, goodwill and other assets	Impairment of long- lived assets	We are required periodically to review the recoverability of certain of our assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.	We estimate cash flows using internal budgets based on recent sales data, and independent trailer production volume to assist with estimating future demand.	Future production estimates

Balance Sheet Caption	Critical Estimate Item	Nature of Estimates Required	Assumptions/ Approaches Used	Key Factors

Additional paid-in capital	Stock-based compensation	We are required to estimate the fair value of all stock awards we grant.	We use a binomial valuation model to estimate the fair value of stock awards. We feel the binomial model provides the most accurate estimate of fair value.	Risk-free interest rate Historical volatility Dividend yield Expected term

In addition, there are other items within our financial statements that require estimation, but are not as critical as those discussed above. Changes in estimates used in these and other items could have a significant effect on our consolidated financial statements. The determination of the fair market value of our finished goods, primarily consisting of new trailers, and used trailer inventories are subject to variation, particularly in times of rapidly changing market conditions. A 5% change in the valuation of our finished goods and used trailer inventories at December 31, 2015, would be approximately $3.7 million.

Other

Inflation

We have historically been able to offset the impact of rising costs through productivity improvements as well as selective price increases. As a result, inflation has not had, and is not expected to have, a significant impact on our business.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Furthermore, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which deferred the effective date of ASU No. 2014-09 for public business entities to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The effective date will be the first quarter of fiscal year 2018 using one of two retrospective application methods. We are currently assessing the potential impact of the adoption of ASU 2014-09 on our financial statements and related disclosures and have not yet decided on a transition method.

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

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest. Also, in August 2015, the FASB issued ASU No. 2015-15, Imputation of Interest, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Agreements These ASUs simplify the presentation of debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by these ASUs. The guidance provided in ASU No. 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, therefore, ASU No. 2015-15 provided authoritative guidance permitting an entity to defer and present debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASUs are effective for annual and interim reporting periods beginning after December 15, 2015. The standard requires a retrospective approach where the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The standard also requires compliance with applicable disclosures for a change in an accounting principle. We do not expect these standards to have a material impact on our consolidated financial statements upon adoption.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory.  This ASU, which applies to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, requires that entities measure inventory at the lower of cost or net realizable value. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied on a prospective basis. We are currently assessing the potential impact of adopting this guidance, but do not, at this time, anticipate a material impact to our consolidated results of operations, financial position, or cash flows.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This amendment changes how deferred taxes are recognized by eliminating the requirement of presenting deferred tax liabilities and assets as current and noncurrent on the balance sheet. Instead, the requirement will be to classify all deferred tax liabilities and assets as noncurrent. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption permitted. ASU 2015-17 can be adopted either prospectively or retrospectively to all periods presented. We currently plan to early adopt ASU 2015-17 prospectively during 2016. Upon adoption of ASU 2015-17, deferred income taxes classified as current assets and liabilities will be presented as non-current items.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices and interest rates. The following discussion provides additional detail regarding our exposure to these risks.

a.	Commodity Price Risks

We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers. As of December 31, 2015, we had $72.4 million in raw material purchase commitments through March 2017 for materials that will be used in the production process, as compared to $71.3 million as of December 31, 2014. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.

b.	Interest Rates

As of December 31, 2015, we had no floating rate debt outstanding under our revolving facility and for 2015 we maintained an average floating rate borrowing level of less than $0.1 million under our revolving facility. In addition, as of December 31, 2015, we had outstanding borrowings under our Term Loan Credit Agreement, as amended, totaling $191.4 million that bear interest at a floating rate, subject to a minimum interest rate. Based on the average borrowings under our revolving facility and the outstanding indebtedness under our Term Loan Credit Agreement a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of $0.8 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wabash National Corporation:

We have audited the accompanying consolidated balance sheets of Wabash National Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wabash National Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wabash National Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana

February 26, 2016

WABASH NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$178,853	$146,113
Accounts receivable	152,824	135,206
Inventories	166,982	177,144
Deferred income taxes	22,431	16,993
Prepaid expenses and other	8,417	10,203
Total current assets	$529,507	$485,659

PROPERTY, PLANT AND EQUIPMENT	140,438	142,892

DEFERRED INCOME TAXES	1,358	-

GOODWILL	149,718	149,603

INTANGIBLE ASSETS	114,616	137,100

OTHER ASSETS	14,489	13,397
	$950,126	$928,651

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$37,611	$496
Current portion of capital lease obligations	806	1,458
Accounts payable	79,618	96,213
Other accrued liabilities	93,042	88,690
Total current liabilities	$211,077	$186,857

LONG-TERM DEBT	275,341	324,777

CAPITAL LEASE OBLIGATIONS	1,875	5,796

DEFERRED INCOME TAXES	1,497	2,349

OTHER NONCURRENT LIABILITIES	20,525	18,040

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 64,929,510 and 68,998,069 shares outstanding, respectively	715	709
Additional paid-in capital	642,908	635,606
Accumulated deficit	(111,907)	(216,198)
Accumulated other comprehensive loss	(1,500)	(637)
Treasury stock at cost, 6,638,643 and 1,987,073 common shares, respectively	(90,405)	(28,648)
Total stockholders' equity	$439,811	$390,832
	$950,126	$928,651

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013

NET SALES	$2,027,489	$1,863,315	$1,635,686

COST OF SALES	1,724,046	1,630,681	1,420,563

Gross profit	$303,443	$232,634	$215,123

GENERAL AND ADMINISTRATIVE EXPENSES	73,495	61,694	58,666

SELLING EXPENSES	27,233	26,676	30,597

AMORTIZATION OF INTANGIBLES	21,259	21,878	21,786

OTHER OPERATING EXPENSES	1,087	-	883

Income from operations	$180,369	$122,386	$103,191

OTHER INCOME (EXPENSE):
Interest expense	(19,548)	(22,165)	(26,308)
Other, net	2,490	(1,759)	740

Income before income taxes	$163,311	$98,462	$77,623

INCOME TAX EXPENSE	59,022	37,532	31,094

Net income	$104,289	$60,930	$46,529

BASIC NET INCOME PER SHARE	$1.55	$0.88	$0.67

DILUTED NET INCOME PER SHARE	$1.50	$0.85	$0.67

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013

NET INCOME	$104,289	$60,930	$46,529

Other comprehensive (loss) income:
Foreign currency translation adjustment	(863)	(619)	(266)
Total other comprehensive (loss) income	(863)	(619)	(266)

COMPREHENSIVE INCOME	$103,426	$60,311	$46,263

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Total

BALANCES, December 31, 2012	68,378,984	$702	$618,550	$(323,657)	$248	$(27,116)	$268,727

Net income for the year	-	-	-	46,529	-	-	46,529
Foreign currency translation	-	-	-	-	(266)	-	(266)
Stock-based compensation	62,183	-	6,822	-	-	-	6,822
Stock repurchase	(3,665)	-	-	-	-	(35)	(35)
Common stock issued in connection with:
Stock option exercises	85,917	3	599	-	-	-	602

BALANCES, December 31, 2013	68,523,419	$705	$625,971	$(277,128)	$(18)	$(27,151)	$322,379

Net income for the year	-	-	-	60,930	-	-	60,930
Foreign currency translation	-	-	-	-	(619)	-	(619)
Stock-based compensation	392,470	4	7,714	-	-	-	7,718
Stock repurchase	(113,203)	-	-	-	-	(1,497)	(1,497)
Common stock issued in connection with:
Stock option exercises	195,383	-	1,921	-	-	-	1,921

BALANCES, December 31, 2014	68,998,069	$709	$635,606	$(216,198)	$(637)	$(28,648)	$390,832

Net income for the year	-	-	-	104,291	-	-	104,291
Foreign currency translation	-	-	-	-	(863)	-	(863)
Stock-based compensation	396,389	4	10,006	-	-	-	10,010
Stock repurchase	(4,651,570)	-	-	-	-	(61,757)	(61,757)
Equity component of convertible senior notes repurchase	-	-	(4,714)				(4,714)
Common stock issued in connection with:
Stock option exercises	186,622	2	2,010	-	-	-	2,012

BALANCES, December 31, 2015	64,929,510	$715	$642,908	$(111,907)	$(1,500)	$(90,405)	$439,811

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013

Cash flows from operating activities
Net income	$104,289	$60,930	$46,529
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	16,739	16,951	16,550
Amortization of intangibles	21,259	21,878	21,786
Net (gain) loss on the sale of property, plant and equipment	(8,299)	13	140
Loss on debt extinguishment	5,808	1,042	1,889
Deferred income taxes	(7,749)	16,573	30,089
Stock-based compensation	10,010	7,833	7,480
Non-cash interest expense	5,222	5,994	5,817
Impairment of intangibles	1,087
Changes in operating assets and liabilities
Accounts receivable	(17,618)	(14,848)	(23,691)
Inventories	10,162	3,116	6,260
Prepaid expenses and other	1,786	(571)	(3,893)
Accounts payable and accrued liabilities	(12,243)	(26,787)	18,082
Other, net	1,342	511	1,631
Net cash provided by operating activities	$131,795	$92,635	$128,669

Cash flows from investing activities
Capital expenditures	(20,847)	(19,957)	(18,352)
Acquisitions, net of cash acquired	-	-	(15,985)
Proceeds from sale of property, plant and equipment	13,203	87	305
Other	-	4,113	2,500
Net cash used in investing activities	$(7,644)	$(15,757)	$(31,532)

Cash flows from financing activities
Proceeds from exercise of stock options	2,012	1,921	600
Borrowings under revolving credit facilities	1,134	806	1,166
Payments under revolving credit facilities	(1,134)	(806)	(1,166)
Principal payments under capital lease obligations	(4,201)	(1,898)	(1,700)
Proceeds from issuance of term loan credit facility	192,845	-	-
Principal payments under term loan credit facility	(194,291)	(42,078)	(62,827)
Principal payments under industrial revenue bond	(496)	(475)	(381)
Debt issuance costs paid	(2,587)	-	(981)
Convertible senior notes repurchase	(22,936)	-	-
Stock repurchase	(61,757)	(1,497)	(35)
Net cash used in financing activities	$(91,411)	$(44,027)	$(65,324)

Net increase in cash and cash equivalents	$32,740	$32,851	$31,813
Cash and cash equivalents at beginning of year	146,113	113,262	81,449
Cash and cash equivalents at end of year	$178,853	$146,113	$113,262

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$14,578	$16,136	$20,913
Income taxes	$66,283	$20,220	$941

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

Wabash National Corporation (the “Company”) designs, manufactures and markets standard and customized truck and tank trailers, intermodal equipment and transportation related products under the Wabash®, Wabash National®, DuraPlate®, DuraPlate HD®, DuraPlate® XD-35®, DuraPlate AeroSkirt®, ArcticLite®, RoadRailer®, TrustLock Plus®, Transcraft®, Benson®, Walker Transport, Walker Engineered Products, Brenner® Tank, Garsite, Progress Tank, Bulk Tank International, Extract Technology®, and Beall® brand names or trademarks. The Company’s wholly-owned subsidiaries, Wabash National Trailer Centers, Inc. and Brenner Tank Services, LLC, sell new and used trailers through its retail network and provides aftermarket parts and service for the Company’s and competitors’ trailers and related equipment.

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

The Company recognizes revenue from the sale of its products when the customer has made a fixed commitment to purchase a product for a fixed or determinable price, collection is reasonably assured under the Company’s normal billing and credit terms and ownership and all risk of loss has been transferred to the buyer, which is normally upon shipment to or pick up by the customer. Revenues on certain contracts are recorded on a percentage of completion method, measured by either actual labor incurred to the estimated total labor or actual total cost incurred to the total estimated costs for each project. Revenues exclude all taxes collected from the customer. Shipping and handling fees are included in Net Sales and the associated costs included in Cost of Sales in the Consolidated Statements of Operations.

d.	Used Trailer Trade Commitments and Residual Value Guarantees

The Company has commitments with certain customers to accept used trailers on trade for new trailer purchases. These commitments arise in the normal course of business related to future new trailer orders at the time a new trailer order is placed by the customer. The Company acquired used trailers on trade of approximately $12.8 million, $26.8 million and $26.2 million in 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, the Company had approximately $2.1 million and $10.0 million, respectively, of outstanding trade commitments. On occasion, the amount of the trade allowance provided for in the used trailer commitments, or cost, may exceed the net realizable value of the underlying used trailer. In these instances, the Company’s policy is to recognize the loss related to these commitments at the time the new trailer revenue is recognized. Net realizable value of used trailers is measured considering market sales data for comparable types of trailers. The net realizable value of the used trailers subject to the remaining outstanding trade commitments was estimated by the Company to be approximately $2.2 million and $10.0 million as of December 31, 2015 and 2014, respectively.

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

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of year	$1,047	$2,058	$858
Provision	210	178	908
Write-offs, net of recoveries	(301)	(1,189)	292
Balance at end of year	$956	$1,047	$2,058

g.	Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured inventory includes raw material, labor and overhead. Inventories consist of the following (in thousands):

	December 31,
	2015	2014
Raw materials and components	$65,790	$63,847
Work in progress	18,201	23,145
Finished goods	67,260	68,923
Aftermarket parts	8,714	8,446
Used trailers	7,017	12,783
	$166,982	$177,144

h.	Prepaid Expenses and Other

Prepaid expenses and other as of December 31, 2015 and 2014 were $8.4 million and $10.2 million, respectively. Prepaid expenses and other primarily includes items such as insurance premiums, maintenance agreements and other receivables. Insurance premiums and maintenance agreements are charged to expense over the contractual life, which is generally one year or less. Other receivables primarily consist of costs in excess of billings on contracts for which the Company recognizes revenue on a percentage of completion basis.

i.	Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Maintenance and repairs are charged to expense as incurred, while expenditures that extend the useful life of an asset are capitalized. Depreciation is recorded using the straight-line method over the estimated useful lives of the depreciable assets. The estimated useful lives are up to 33 years for buildings and building improvements and range from three to ten years for machinery and equipment. Depreciation expense, which is recorded in Cost of Sales and General and Administrative Expenses in the Consolidated Statements of Operations, as appropriate, on property, plant and equipment was $16.2 million, $16.5 million and $15.7 million in 2015, 2014 and 2013, respectively, and includes amortization of assets recorded in connection with the Company’s capital lease agreements. As of December 31, 2015 and 2014, the assets related to the Company’s capital lease agreements are recorded within Property, Plant and Equipment in the Consolidated Balance Sheet for the amount of $5.0 million and $10.2 million, respectively, net of accumulated depreciation of $2.6 million and $3.5 million, respectively.

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2015	2014
Land	$22,978	$25,982
Buildings and building improvements	114,216	115,856
Machinery and equipment	220,814	210,488
Construction in progress	13,741	10,518
	$371,749	$362,844
Less: accumulated depreciation	(231,311)	(219,952)
	$140,438	$142,892

j.	Intangible Assets

As of December 31, 2015, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Tradenames and trademarks	20 years	$37,894	$(9,970)	$27,924
Customer relationships	10 years	151,634	(76,340)	75,294
Technology	12 years	16,517	(5,119)	11,398
Total	12 years	$206,045	$(91,429)	$114,616

As of December 31, 2014, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Tradenames and trademarks	20 years	$39,222	$(8,252)	$30,970
Customer relationships	10 years	151,839	(58,534)	93,305
Technology	12 years	16,517	(3,692)	12,825
Total	12 years	$207,578	$(70,478)	$137,100

Intangible asset amortization expense was $21.3 million, $21.9 million and $21.8 million for 2015, 2014 and 2013, respectively. Annual intangible asset amortization expense for the next 5 fiscal years is estimated to be $20.0 million in 2016; $16.9 million in 2017; $15.4 million in 2018; $14.5 million in 2019 and $13.7 million in 2020. Additionally, during the fourth quarter of 2015 the Company’s Diversified Products reporting unit recognized a $1.1 million impairment of intangible assets as specific tradenames of this reporting unit were consolidated. As a result, a full impairment of the related assets was recorded within Other Operating Expenses in the Company’s Consolidated Statements of Operations.

k.	Goodwill

The changes in the carrying amounts of goodwill, all of which are included in the Company’s Diversified Products segment as of December 31, 2015, except for approximately $9.9 million allocated to the Company’s Retail segment, for the years ended December 31, 2015 and 2014 were as follows (in thousands):

Balance as of December 31, 2013	$149,967

Goodwill disposed	(500)
Effects of foreign currency	136

Balance as of December 31, 2014	$149,603

Effects of foreign currency	115

Balance as of December 31, 2015	$149,718

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

For reporting units in which the Company performs the two-step quantitative analysis, the first step compares the carrying value, including goodwill, of each reporting unit with its estimated fair value. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is greater than the fair value, this suggests that an impairment may exist and a second step is required in which the implied fair value of goodwill is calculated as the excess of the fair value of the reporting unit over the fair values assigned to its assets and liabilities. If this implied fair value is less than the carrying value, the difference is recognized as an impairment loss charged to the reporting unit. In assessing goodwill using this quantitative approach, the Company establishes fair value for the purpose of impairment testing by averaging the fair value using an income and market approach. The income approach employs a discounted cash flow model incorporating similar pricing concepts used to calculate fair value in an acquisition due diligence process and a discount rate that takes into account the Company’s estimated average cost of capital. The market approach employs market multiples based on comparable publicly traded companies in similar industries as the reporting unit. Estimates of fair value are established using current and forward multiples adjusted for size and performance of the reporting unit relative to peer companies.

For 2015 and 2013, the Company completed its goodwill impairment testing during the fourth quarter using the qualitative approach. For 2014, the Company completed its testing using the quantitative assessment. Based on the testing performed in each of these years, the Company believes it is more likely than not that the fair value of its reporting units are greater than their carrying amount. As such, no impairment of goodwill was recognized in 2015, 2014 or 2013. Furthermore, in 2014, the Company’s Retail reporting unit recognized a partial disposal of goodwill in the amount of $0.5 million resulting from the transitioning of three Retail branch locations to independent dealer facilities during the second quarter of 2014.

l.	Other Assets

The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized software is amortized using the straight-line method over three to seven years. As of December 31, 2015 and 2014, the Company had software costs, net of amortization, of $2.7 million and $2.2 million, respectively. Amortization expense for 2015, 2014 and 2013 was $0.6 million, $0.5 million and $0.7 million, respectively.

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

n.	Other Accrued Liabilities

The following table presents the major components of Other Accrued Liabilities (in thousands):

	December 31,
	2015	2014
Payroll and related taxes	$34,427	$30,362
Warranty	19,709	15,462
Customer Deposits	14,877	21,680
Accrued taxes	8,075	8,371
Self-insurance	7,677	7,494
All other	8,277	5,321
	$93,042	$88,690

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2015	2014
Balance as of January 1	$15,462	$14,719
Provision for warranties issued in current year	9,714	7,058
Recovery of pre-existing warranties	(409)	(296)
Payments	(5,058)	(6,019)
Balance as of December 31	$19,709	$15,462

The Company offers a limited warranty for its products with a coverage period that ranges between one and five years, except that the coverage period for DuraPlate® trailer panels is ten years. The Company passes through component manufacturers’ warranties to our customers. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.

The following table presents the changes in the self-insurance accrual included in Other Accrued Liabilities (in thousands):

Self-Insurance Accrual
Balance as of January 1, 2014	$9,399
Expense	34,662
Payments	(36,567)
Balance as of December 31, 2014	$7,494
Expense	40,023
Payments	(39,840)
Balance as of December 31, 2015	$7,677

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

Research and development expenses are charged to earnings as incurred and were $4.8 million, $1.7 million and $2.5 million in 2015, 2014 and 2013, respectively.

r.	Reclassification of Prior Year Presentation

Certain prior year amounts were reclassified for consistency with the current period presentation. These reclassifications did not materially impact the consolidated financial statements.

s.	New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Furthermore, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which deferred the effective date of ASU No. 2014-09 for public business entities to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The effective date for the Company will be the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its financial statements and related disclosures and have not yet decided on a transition method.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This amendment changes how deferred taxes are recognized by eliminating the requirement of presenting deferred tax liabilities and assets as current and noncurrent on the balance sheet. Instead, the requirement will be to classify all deferred tax liabilities and assets as noncurrent. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption permitted. ASU 2015-17 can be adopted either prospectively or retrospectively to all periods presented. The Company currently plans on adopting ASU 2015-17 prospectively during fiscal year 2016. Upon adoption of ASU 2015-17, deferred income taxes classified as current assets and liabilities will be presented as non-current items.

3.	PER SHARE OF COMMON STOCK

Per share results have been calculated based on the average number of common shares outstanding. The calculation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2015	2014	2013
Basic net income per share
Net income applicable to common stockholders	$104,289	$60,930	$46,529
Undistributed earnings allocated to participating securities	-	(481)	(457)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$104,289	$60,449	$46,072
Weighted average common shares outstanding	67,201	68,895	68,460
Basic net income per share	$1.55	$0.88	$0.67

Diluted net income per share:
Net income applicable to common stockholders	$104,289	$60,930	$46,529
Undistributed earnings allocated to participating securities	-	(481)	(457)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$104,289	$60,449	$46,072

Weighted average common shares outstanding	67,201	68,895	68,460
Dilutive shares from assumed conversion of convertible senior notes	1,128	1,354	63
Dilutive stock options and restricted stock	1,039	814	558
Diluted weighted average common shares outstanding	69,368	71,063	69,081
Diluted net income per share	$1.50	$0.85	$0.67

Average diluted shares outstanding for the periods ended December 31, 2015, 2014 and 2013 exclude options to purchase common shares totaling 666, 581, and 1,121, respectively, because the exercise prices were greater than the average market price of the common shares. In addition, the calculation of diluted net income per share for each period includes the impact of the Company’s Notes as the average stock price of the Company’s common stock during these periods was above the initial conversion price of approximately $11.70 per share.

4.	LEASE ARRANGEMENTS

The Company leases office space, manufacturing, warehouse and service facilities and equipment for varying periods under both operating and capital lease agreements. Future minimum lease payments required under these lease commitments as of December 31, 2015 are as follows (in thousands):

	Capital Leases	Operating Leases
2016	943	3,458
2017	594	2,688
2018	453	1,267
2019	361	628
2020	361	137
Thereafter	389	-
Total minimum lease payments	$3,101	$8,178
Interest	(420)
Present value of net minimum lease payments	$2,681

Total rental expense was $6.2 million, $5.8 million and $4.6 million for 2015, 2014 and 2013, respectively.

5.	DEBT

Long-term debt consists of the following (in thousands):

	December 31,
	2015	2014
Convertible senior notes	$131,000	$150,000
Term loan credit agreement	191,399	192,845
Industrial revenue bond	1,149	1,645
	$323,548	$344,490
Less: unamortized discount	(10,596)	(19,217)
Less: current portion	(37,611)	(496)
	$275,341	$324,777

Maturities of long-term debt for the five years succeeding December 31, 2015 and thereafter are as follows (in thousands):

2016	37,611
2017	2,466
2018	97,856
2019	1,928
2020	1,928
Thereafter	181,759
Maturities of long-term debt	$323,548

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

The Notes are convertible by their holders into cash, shares of the Company’s common stock or any combination thereof at the Company’s election, at an initial conversion rate of 85.4372 shares of the Company’s common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events as described in the indenture for the Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date. As of December 30, 2015, the Notes were not convertible based on the above criteria. If the Notes outstanding at December 31, 2015 were converted as of December 31, 2015, the if-converted value would exceed the principal amount by approximately $1 million.

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

On December 15, 2015, the Company executed agreements with existing holders of the Notes to repurchase $54.2 million in principal of such Notes of which $19.0 million was acquired in December for $22.9 million, excluding accrued interest. The remaining $35.2 million in principal of the Notes is scheduled to be repurchased in February 2016 and, therefore, is classified as current on the Company’s Consolidated Balance Sheet as of December 31, 2015. In connection with the repurchase of a portion of the Notes, the Company recognized a loss on debt extinguishment of $0.2 million which was included in Other, net on our Consolidated Statement of Operations.

The Company applies the treasury stock method in calculating the dilutive impact of the Notes. For the year ended December 31, 2015, the Notes had a dilutive impact.

The following table summarizes information about the equity and liability components of the Notes (dollars in thousands). The fair value of the notes outstanding were measured based on quoted market prices.

	December 31,
	2015	2014
Principal amount of convertible notes outstanding	$131,000	$150,000
Unamortized discount of liability component	(9,732)	(15,399)
Net carrying amount of liability component	121,268	134,601
Less: current portion	(35,165)	-
Long-term debt	$86,103	$134,601
Carrying value of equity component, net of issuance costs	$15,810	$20,993
Remaining amortization period of discount on the liability component	2.3 years	3.3 years

The contractual coupon interest expense and accretion of discount on the liability component for the Notes for the years ended December 31, 2015, 2014 and 2013 were as follow (in thousands):

	Years Ended December 31,
	2015	2014	2013
Contractual coupon interest expense	$5,063	$5,063	$5,063
Accretion of discount on the liability component	$4,256	$3,973	$3,710

Revolving Credit Agreement

On June 4, 2015, the Company entered into a Joinder and First Amendment to Amended and Restated Credit Agreement, First Amendment to Amended and Restated Security Agreement and First Amendment to Amended and Restated Guaranty Agreement (the “Amendment”) by and among the Company, certain of its subsidiaries designated as Loan Parties (as defined in the Amendment), Wells Fargo Capital Finance, LLC, as arranger and administrative agent (the “Agent”), and the other Lenders party thereto. The Amendment amends, among other things, the Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), dated as of May 8, 2012, among the Company, certain subsidiaries of the Company from time to time party thereto (together with the Company, the “Borrowers”), the several lenders from time to time party thereto, and the Agent and provides for, among other things, a five year, $175 million senior secured revolving credit facility (the “Credit Facility”).

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

As of December 31, 2015 and 2014 the Company had no material outstanding borrowings under the Credit Agreement and was in compliance with all covenants. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the revolving credit facility, amounted to $347.9 million as of December 31, 2015.

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

In April 2013, the Company entered into Amendment No.1 to Credit Agreement (the “Amendment”), which became effective on May 9, 2013. As of the Amendment date, there was $297.0 million of term loans outstanding under the Term Loan Credit Agreement (the “Initial Loans”), of which the Company paid $20.0 million in connection with the Amendment. Under the Amendment, the lenders agreed to provide to the Company term loans in an aggregate principal amount of $277.0 million, which were exchanged for and used to refinance the Initial Loans (the “Tranche B-1 Loans”).

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

Amendment No. 2 also provides for a 1% prepayment premium applicable in the event that the Company enters into a refinancing of, or amendment in respect of, the Tranche B-2 Loans on or prior to the first anniversary of the effective date of Amendment No. 2, or March 19, 2016, that, in either case, results in the all-in yield (including, for purposes of such determination, the applicable interest rate, margin, original issue discount, upfront fees and interest rate floors, but excluding any customary arrangement, structuring, commitment or underwriting fees) of such refinancing or amendment being less than the all-in yield (determined on the same basis) on the Tranche B-2 Loans.

Additionally, Amendment No. 2 amends the Term Loan Credit Agreement by (i) removing the maximum senior secured leverage ratio test, (ii) modifying the accordion feature, as described in the Term Loan Credit Agreement, to provide for a senior secured incremental term loan facility in an aggregate amount not to exceed the greater of (A) $75 million (less the aggregate amount of (1) any increases in the maximum revolver amount under the Company’s existing Credit Agreement and (2) certain permitted indebtedness incurred for the purpose of prepaying or repurchasing the Convertible Notes) and (B) an amount such that the senior secured leverage ratio would not be greater than 3.0 to 1.0, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the Term Loan Credit Agreement, to provide such increased amounts. The senior secured leverage ratio is defined in the Term Loan Credit Agreement and reflects a ratio of consolidated net total secured indebtedness to consolidated EBITDA and (iii) amending certain negative covenants.

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

During the second quarter of 2015 and in connection with the $13.1 million sale of the Company’s former Retail branch real estate in Fontana, California and Portland, Oregon, the Company was required, under the Term Loan Agreement, to reinvest amounts up to $10.0 million for qualified assets within 12 months of the sale. Further, a mandatory principal payment was required for asset sales greater than $10.0 million, with the amount of the required payment equal to the excess above $10.0 million, or $3.1 million. However, the lenders party to the Term Loan Credit Agreement approved a waiver providing the Company the opportunity to use the excess proceeds to exercise a purchase option on a capital lease obligation for one of the Company’s existing manufacturing facilities, and the Company exercised the option on July 10, 2015. As of December 31, 2015 all requirements related to the restrictions on use of the excess proceeds have been satisfied.

For the years ended December 31, 2015, 2014 and 2013, under the Term Loan Credit Agreement the Company paid interest of $8.5 million, $10.0 million and $14.9 million, respectively, and principal of $1.4 million, $42.1 million and $62.8 million, respectively. As of December 31, 2015, the Company had $191.4 million outstanding under the Term Loan Credit Agreement, of which $1.9 million was classified as current on the Company’s Consolidated Balance Sheet as a result of Amendment No. 2 of the Term Loan Credit Agreement which requires a mandatory 1% per year principal payment.

For the years ended December 31, 2015, 2014 and 2013, the Company charged $0.2 million, $0.9 million and $0.9 million, respectively, of amortization for original issuance discount fees as Interest Expense in the Consolidated Statements of Operations. For the year ended December 31, 2015 the Company charged $5.3 million of accelerated amortization and related fees in connection with Amendment No. 2 included in Other, net in the Consolidated Statements of Operations. Additionally, in connection with Amendment No. 2 of the Term Loan Credit Agreement, the Company paid a total of $0.9 million in original issuance discount fees which are being amortized over the life of the amended Term Loan Credit Agreement using the effective interest rate method.

Other Debt Facilities

In November 2012, the Company entered into a loan agreement with GE Government Finance, Inc., as lender and the County of Trigg, Kentucky as issuer for a $2.5 million Industrial Revenue Bond. The funds received were used to purchase the equipment needed for the expansion of the Company’s Cadiz, Kentucky facility. The loan bears interest at a rate of 4.25% and matures in March 2018. As of December 31, 2015, the Company had $1.1 million outstanding of which $0.5 million was classified as current on the Consolidated Balance Sheet.

6.	FAIR VALUE MEASUREMENTS

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

The investments purchased by the Company (asset) as of December 31, 2015, include mutual funds, $1.1 million of which are classified as Level 1, and life-insurance contracts valued based on the performance of underlying mutual funds, $8.4 million of which are classified as Level 2, as compared to $0.4 million and $7.4 million for mutual funds and life insurance contracts at December 31, 2014, respectively.

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

Estimated Fair Value of Debt

The estimated fair value of long-term debt at December 31, 2015 consists primarily of the Notes and borrowings under its Term Loan Credit Agreement, as amended (see Note 5). The fair value of the Notes, the Term Loan Credit Agreement, as amended, and the revolving credit facility are based upon third party pricing sources, which generally does not represent daily market activity, nor does it represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the revolving credit facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings. All other debt and capital lease obligations approximate their fair value as determined by discounted cash flows and are classified as Level 3.

The Company’s carrying and estimated fair value of debt, at December 31, 2015 and 2014 were as follows:

	December 31, 2015				December 31, 2014
	Carrying	Fair Value			Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Instrument
Convertible senior notes	$121,268	$-	$155,694	$-	$134,601	$-	$188,490	$-
Term loan credit agreement	190,535	-	190,442	-	189,027	-	192,845	-
Industrial revenue bond	1,149	-	-	1,149	1,645	-	-	1,645
Capital lease obligations	2,681	-	-	2,681	7,254	-	-	7,254
	$315,633	$-	$346,136	$3,830	$332,527	$-	$381,335	$8,899

7.	STOCKHOLDERS’ EQUITY

a.	Common and Preferred Stock

On December 18, 2014, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $60 million of its common stock over a two year period. Stock repurchases under this program may be made in open market or in private transactions at times and in amounts that management deems appropriate. As of December 31, 2015, total shares repurchased under this program reached the $60 million limit and, therefore, exhausted the full authority of the authorized program.

On February 1, 2016, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $100 million of its common stock over a two year period. Stock repurchases under this program may be made in open market or in private transactions at times and in amounts that management deems appropriate.

The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.

Effective March 30, 2015, the Company eliminated a series of preferred stock previously designated as Series D Junior Participating Preferred Stock.

b.	Stockholders’ Rights Plan

The Company’s Stockholders’ Rights Plan (the “Rights Plan”) was designed to deter coercive or unfair takeover tactics in the event of an unsolicited takeover attempt. It was not intended to prevent a takeover on terms that were favorable and fair to all stockholders and would not interfere with a merger approved by our board of directors. Each right entitled stockholders to buy one one-thousandth of a share of Series D Junior Participating Preferred Stock at an exercise price of $120. The rights would be exercisable only if a person or a group acquired or announced a tender or exchange offer to acquire 20% or more of our common stock or if we entered into other business combination transactions not approved by our board of directors. In the event the rights became exercisable, the Rights Plan allowed for our stockholders to acquire our stock or the stock of the surviving corporation, whether or not we are the surviving corporation, having a value twice that of the exercise price of the rights. Effective March 30, 2015, the Company executed an amendment to its Rights Plan. Pursuant to the amendment, the Final Expiration Date (as defined in the Rights Plan) was advanced from December 28, 2015 to March 30, 2015. As a result of the Amendment, effective with the close of business on March 30, 2015, the rights (as defined in the Rights Plan and outlined above) expired and were no longer outstanding and the Rights Plan terminated by its terms.

8.	STOCK-BASED COMPENSATION

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

The Company recognizes all share-based awards to eligible employees based upon their fair value. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. Total stock-based compensation expense was $10.0 million, $7.8 million and $7.5 million in 2015, 2014 and 2013, respectively. The amount of compensation costs related to nonvested stock options and restricted stock not yet recognized was $12.0 million at December 31, 2015, for which the weighted average remaining life was 1.8 years.

Stock Options

Stock options are awarded with an exercise price equal to the market price of the underlying stock on the date of grant, become fully exercisable three years after the date of grant and expire ten years after the date of grant. The fair value of stock option awards is estimated on the date of grant using a binomial option-pricing model that uses the assumptions noted in the following table:

Valuation Assumptions	2015	2014	2013
Risk-free interest rate	2.14%	2.73%	2.02%
Expected volatility	72.5%	72.0%	75.3%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term	5 yrs.	5 yrs.	5 yrs.

The expected volatility is based upon the Company’s historical experience. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate utilized for periods throughout the contractual life of the options are based on U.S. Treasury security yields at the time of grant.

A summary of all stock option activity during 2015 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)
Options Outstanding at December 31, 2014	1,909,456	$11.79	5.5	$3.3
Granted	190,810	$14.16
Exercised	(186,622)	$10.78
Forfeited	(9,656)	$12.16
Expired	(83,032)	$23.55
Options Outstanding at December 31, 2015	1,820,956	$11.61	5.2	$2.3

Options Exercisable at December 31, 2015	1,398,229	$11.25	4.3	$2.1

During 2015, 2014 and 2013, the Company granted 190,810, 200,720, and 361,220 stock options with aggregate fair values on the date of grant of $1.7 million, $1.7 million and $2.2 million, respectively. The weighted average estimated fair value of the stock options granted in 2015, 2014 and 2013 were $8.82, $8.34 and $6.13 per stock option, respectively. The total intrinsic value of stock options exercised during 2015, 2014 and 2013 was $0.6 million, $0.7 million and $0.3 million, respectively.

Restricted Stock

Restricted stock awards vest over a period of one to three years and may be based on the achievement of specific financial performance metrics. These shares are valued at the market price on the date of grant, are forfeitable in the event of terminated employment prior to vesting and could include the right to vote and receive dividends.

A summary of all restricted stock activity during 2015 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Outstanding at December 31, 2014	1,288,769	$11.70
Granted	667,126	$14.84
Vested	(396,389)	$10.84
Forfeited	(21,390)	$13.44
Restricted Stock Outstanding at December 31, 2015	1,538,116	$13.25

During 2015, 2014 and 2013, the Company granted 667,126, 572,052 and 521,181 shares of restricted stock, respectively, with aggregate fair values on the date of grant of $9.9 million, $7.9 million and $5.0 million, respectively. The total fair value of restricted stock that vested during 2015, 2014 and 2013 was $5.6 million, $5.2 million and $0.6 million, respectively.

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

9.	EMPLOYEE SAVINGS PLANS

Substantially all of the Company’s employees are eligible to participate in a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company also provides a non-qualified defined contribution plan for senior management and certain key employees. Both plans provide for the Company to match, in cash, a percentage of each employee’s contributions up to certain limits. The Company’s matching contribution and related expense for these plans was approximately $7.2 million, $5.7 million, and $4.9 million for 2015, 2014, and 2013, respectively.

10.	INCOME TAXES

a.	Income Before Income Taxes

The consolidated income (loss) before income taxes for 2015, 2014 and 2013 consists of the following (in thousands):

	2015	2014	2013
Domestic	$163,325	$98,246	$77,465
Foreign	(14)	216	158
Total income before income taxes	$163,311	$98,462	$77,623

b.	Income Tax Expense

The consolidated income tax expense for 2015, 2014 and 2013 consists of the following components (in thousands):

	2015	2014	2013
Current
Federal	$58,090	$19,036	$158
State	8,627	1,805	717
Foreign	54	118	130
	$66,771	$20,959	$1,005
Deferred
Federal	$(7,930)	$12,913	$26,792
State	288	3,778	3,412
Foreign	(107)	(118)	(115)
	$(7,749)	$16,573	$30,089
Total consolidated expense	$59,022	$37,532	$31,094

The following table provides a reconciliation of differences from the U.S. Federal statutory rate of 35% as follows (in thousands):

	2015	2014	2013
Pretax book income	$163,311	$98,462	$77,623

Federal tax expense at 35% statutory rate	57,159	34,462	27,168
State and local income taxes	6,190	4,808	3,870
Benefit of domestic production deduction	(5,255)	(2,010)	-
Other	928	272	56
Total income tax expense	$59,022	$37,532	$31,094

c.	Deferred Taxes

The Company’s deferred income taxes are primarily due to temporary differences between financial and income tax reporting for the depreciation of property, plant and equipment, amortization of intangibles, compensation adjustments, inventory adjustments, other accrued liabilities and tax losses carried forward.

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

The Company assesses, on a quarterly basis, the realizability of its deferred tax assets by evaluating all available evidence, both positive and negative, including: (1) the cumulative results of operations in recent years, (2) the nature of recent losses, if applicable, (3) estimates of future taxable income, (4) the length of operating loss carryforward (“NOLs”) periods and (5) the uncertainty associated with a possible change in ownership, which imposes an annual limitation on the use of these carryforwards.

As of December 31, 2015 and 2014, the Company retained a valuation allowance of $1.2 and $1.3 million, respectively, against deferred tax assets related to various state and local NOLs that are subject to restrictive rules for future utilization.

As of December 31, 2015, the Company has no U.S. federal tax NOLs. The Company has various multistate income tax NOLs, which have been recorded as a deferred income tax asset, of approximately $2.5 million, before valuation allowances. These NOLs will expire beginning in 2016, if unused.

The components of deferred tax assets and deferred tax liabilities as of December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Deferred tax assets
Tax credits and loss carryforwards	$563	$2,550
Accrued liabilities	9,211	6,882
Incentive compensation	24,682	19,333
Other	3,909	3,389
	$38,365	$32,154
Deferred tax liabilities
Property, plant and equipment	(4,000)	(2,858)
Intangibles	(5,325)	(5,565)
Prepaid assets	(697)	(638)
Convertible note discount	(3,234)	(5,117)
Other	(1,658)	(2,025)
	$(14,914)	$(16,203)

Net deferred tax asset before valuation allowances and reserves	$23,451	$15,951
Valuation allowances	(1,159)	(1,307)
Net deferred tax asset	$22,292	$14,644

d.	Tax Reserves

The Company’s policy with respect to interest and penalties associated with reserves or allowances for uncertain tax positions is to classify such interest and penalties in income tax expense in the Statements of Operations. As of December 31, 2015 and 2014, the total amount of unrecognized income tax benefits was approximately $11.7 million and $11.0 million, respectively, all of which, if recognized, would impact the effective income tax rate of the Company. As of December 31, 2015 and 2014, the Company had recorded a total of $1.1 and $0.3 million, respectively of accrued interest and penalties related to uncertain tax positions. The Company foresees no significant changes to the facts and circumstances underlying its reserves and allowances for uncertain income tax positions as reasonably possible during the next 12 months. As of December 31, 2015, the Company is subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2003 through 2015. The Company is also subject to unexpired statutes of limitation for Indiana state income taxes for the years 2003 through 2015.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands) and all balances as of December 31, 2015 are included in either Other Noncurrent Liabilities or Current Deferred Income Taxes in the Company’s Consolidated Balance Sheet:

Balance at January 1, 2014	$10,971

Decrease in prior year tax positions	(323)

Balance at December 31, 2014	$10,648

Decrease in prior year tax positions	(23)

Balance at December 31, 2015	$10,625

11.	COMMITMENTS AND CONTINGENCIES

a.	Litigation

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, and is periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations"). As of December 31, 2015, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

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

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil. On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damages amount is approximately R$26.7 million (Brazilian Reais), which is approximately $6.9 million U.S. dollars using current exchange rates and exclusive of any potentially court-imposed interest, fees or inflation adjustments (which are currently estimated at a maximum of approximately $48 million, at current exchange rates, but may change with the passage of time and/or the discretion of the court at the time of final judgment in this matter). Due, in part, to the amount and type of damages awarded by the Fourth Civil Court of Curitiba, Wabash immediately filed for clarification of the judgment. The Fourth Civil Court has issued its clarification of judgment, leaving the underlying decision unchanged and referring the parties to the State of Paraná Court of Appeals for any further appeal of the decision. As such, the Company filed its notice of appeal with the Court of Appeals, as well as its initial appeal papers, on April 22, 2013. The Court of Appeals has the authority to re-hear all facts presented to the lower court, as well as to reconsider the legal questions presented in the case, and to render a new judgment in the case without regard to the lower court’s findings. Pending outcome of this appeal process, the judgment is not enforceable by the plaintiff. Any ruling from the Court of Appeals is not expected before the second quarter of 2016, at the earliest, and, accordingly, the judgment rendered by the lower court cannot be enforced prior to that time, and may be overturned or reduced as a result of this process. The Company believes that the claims asserted by BK are without merit and it intends to continue to vigorously defend its position. The Company has not recorded a charge with respect to this loss contingency as of December 31, 2015. Furthermore, at this time, the Company does not have sufficient information to predict the ultimate outcome of the case and is unable to reasonably estimate the amount of any possible loss or range of loss that it may be required to pay at the conclusion of the case. The Company will reassess the need for the recognition of a loss contingency upon official assignment of the case in the Court of Appeals, upon a decision to settle this case with the plaintiffs or an internal decision as to an amount that the Company would be willing to settle or upon the outcome of the appeals process.

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

Bulk Tank International, S. de R.L. de C.V. (“Bulk”) entered into agreements in 2011 with the Mexican federal environmental agency, PROFEPA, and the applicable state environmental agency, PROPAEG, pursuant to PROFEPA’s and PROPAEG’s respective environmental audit programs to resolve noncompliance with federal and state environmental laws at Bulk’s Guanajuato facility. Bulk completed all required corrective actions and received a Certification of Clean Industry from PROPAEG, and is seeking the same certification from PROFEPA, which the Company expects it will receive by early 2016, following the conclusion of a final audit process that commenced in December 2014. As a result, the Company does not expect that this matter will have a material adverse effect on its financial condition or results of operations.

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

In September 2003, the Company was noticed as a PRP by the EPA pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site (the “Superfund Site”) pursuant to CERCLA. The EPA’s allegation that the Company was a PRP arises out of the Company’s acquisition of a former branch facility located approximately five miles from the original Superfund Site. The Company acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002. In June 2010, the Company was contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that the Company contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010. The Company initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from the Company. If the settlement is approved by all parties, it will prevent any third party from successfully bringing claims against the Company for environmental contamination relating to this former branch property. The Company has been awaiting approval from the ADEQ since the settlement was first proposed in July 2010. In December 2015, we received tentative approval of our settlement offer from the ADEQ, and are now awaiting concurring approval from the RID. Based on communications with the RID and ADEQ in December 2015, we do not expect to receive a response regarding the approval of the settlement from the RID for, at least, several additional months. Based upon the Company’s limited period of ownership of the former branch property, and the fact that it no longer owns the former branch property, it does not anticipate that the RID will reject the proposed settlement, but no assurance can be given at this time as to the RID’s response to the settlement proposal tentatively approved by the ADEQ. The proposed settlement terms have been accrued and did not have a material adverse effect on the Company’s financial condition or results of operations, and the Company believes that any ongoing proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

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

The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of December 31, 2015, in addition to a reserve of $0.2 million relating to the ADEQ proposed settlement discussed above, the Company had reserved estimated remediation costs of $0.5 million for activities at existing and former properties which are recorded within Other Accrued Liabilities in the Consolidated Balance Sheet.

c.	Letters of Credit

As of December 31, 2015, the Company had standby letters of credit totaling $6.0 million issued in connection with workers compensation claims and surety bonds.

d.	Purchase Commitments

The Company has $72.4 million in purchase commitments through March 2017 for various raw material commodities, including aluminum, steel and nickel as well as other raw material components which are within normal production requirements.

12.	SEGMENTS AND RELATED INFORMATION

a.	Segment Reporting

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

	Commercial	Diversified		Corporate and
	Trailer Products	Products	Retail	Eliminations	Consolidated
2015
Net sales
External customers	$1,446,113	$415,093	$166,283	$-	$2,027,489
Intersegment sales	63,267	12,928	1,008	(77,203)	$-
Total net sales	$1,509,380	$428,021	$167,291	$(77,203)	$2,027,489

Depreciation and amortization	11,574	22,853	2,136	1,435	37,998
Income (Loss) from operations	158,805	47,940	4,401	(30,777)	180,369
Reconciling items to net income
Interest expense					19,548
Other, net					(2,490)
Income tax expense					59,022
Net income					$104,289

2014
Net sales
External customers	$1,221,040	$453,160	$189,115	$-	$1,863,315
Intersegment sales	73,124	13,078	965	(87,167)	$-
Total net sales	$1,294,164	$466,238	$190,080	$(87,167)	$1,863,315

Depreciation and amortization	11,332	23,806	2,061	1,630	38,829
Income (Loss) from operations	81,141	54,879	3,785	(17,419)	122,386
Reconciling items to net income
Interest expense					22,165
Other, net					1,759
Income tax expense					37,532
Net income					$60,930

2013
Net sales
External customers	$1,010,736	$444,804	$180,146	$-	$1,635,686
Intersegment sales	71,720	13,849	1,340	(86,909)	$-
Total net sales	$1,082,456	$458,653	$181,486	$(86,909)	$1,635,686

Depreciation and amortization	11,127	23,320	2,029	1,860	38,336
Income (Loss) from operations	57,543	59,126	2,885	(16,363)	103,191
Reconciling items to net income
Interest expense					26,308
Other, net					(740)
Income tax expense					31,094
Net income					$46,529

b.	Customer Concentration

The Company is subject to a concentration of risk as the five largest customers together accounted for approximately 25%, 20% and 17% of the Company’s aggregate net sales in 2015, 2014 and 2013, respectively. In addition, for each of the last three years there were no customers whose revenue individually represented 10% or more of our aggregate net sales. International sales, primarily to Canadian customers, accounted for less than 10% in each of the last three years.

c.	Product Information

The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Commercial	Diversified
Year ended December 31,	Trailer Products	Products	Retail	Eliminations	Consolidated
2015	$	$	$	$	$	%
New trailers	1,467,029	218,028	67,639	(60,467)	1,692,229	83.5
Used trailers	19,962	4,558	13,622	(2,562)	35,580	1.8
Components, parts and service	6,300	93,251	83,115	(14,116)	168,550	8.3
Equipment and other	16,089	112,184	2,915	(58)	131,130	6.4
Total net external sales	1,509,380	428,021	167,291	(77,203)	2,027,489	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Eliminations	Consolidated
2014	$	$	$	$	$	%
New trailers	1,250,264	227,382	89,041	(72,862)	1,493,825	73.7
Used trailers	23,576	4,593	16,946	-	45,115	2.2
Components, parts and service	3,475	100,764	80,533	(14,183)	170,589	8.4
Equipment and other	16,849	133,499	3,560	(122)	153,786	15.7
Total net external sales	1,294,164	466,238	190,080	(87,167)	1,863,315	100.0

	Commercial	Diversified
	Trailer Products	Products	Retail	Eliminations	Consolidated
2013	$	$	$	$	$	%
New trailers	1,031,004	204,812	82,995	(71,888)	1,246,923	66.9
Used trailers	33,443	3,158	12,819	(5)	49,415	2.7
Components, parts and service	7,420	106,312	81,405	(14,811)	180,326	9.7
Equipment and other	10,589	144,371	4,267	(205)	159,022	20.7
Total net external sales	1,082,456	458,653	181,486	(86,909)	1,635,686	100.0

13.	CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal years 2015, 2014 and 2013 (dollars in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2015
Net sales	$437,597	$514,831	$531,350	$543,711
Gross profit	57,197	72,405	86,022	87,819
Net income	10,474	28,649	31,880	33,286
Basic net income per share	0.15	0.42	0.48	0.50
Diluted net income per share(1)	0.15	0.41	0.47	0.50
2014
Net sales	$358,120	$486,021	$491,697	$527,477
Gross profit	46,672	61,613	61,628	62,721
Net income	7,296	16,239	18,307	19,088
Basic net income per share	0.11	0.23	0.26	0.28
Diluted net income per share(1)	0.10	0.23	0.25	0.27
2013
Net sales	$324,229	$413,126	$439,977	$458,354
Gross profit	42,186	58,853	61,497	52,587
Net income	5,735	14,135	16,236	10,423
Basic net income per share	0.08	0.20	0.24	0.15
Diluted net income per share(1)	0.08	0.20	0.23	0.15

(1)	Basic and diluted net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may differ from annual net income per share due to rounding.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, including those procedures described below, we, including our Chief Executive Officer and our Chief Financial Officer, determined that those controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of fiscal 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on this assessment, management has concluded that internal control over financial reporting is effective as of December 31, 2015.

Ernst & Young LLP, an Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2015, and its report on internal controls over financial reporting as of December 31, 2015 appears on the following page.

Richard J. Giromini	President and Chief Executive Officer
Jeffery L. Taylor	Senior Vice President and Chief Financial Officer

February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wabash National Corporation:

We have audited Wabash National Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Wabash National Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Wabash National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wabash National Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

February 26, 2016

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—EXECUTIVE OFFICERS OF THE REGISTRANT

The Company hereby incorporates by reference the information contained under the heading “Executive Officers of Wabash National Corporation” from Item 1 Part I of this Annual Report.

The Company hereby incorporates by reference the information contained under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” or “Election of Directors” from its definitive Proxy Statement to be delivered to stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2016 Annual Meeting of Stockholders to be held May 12, 2016.

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

ITEM 11—EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the information contained under the headings “Executive Compensation" and “Director Compensation” from its definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2016 Annual Meeting of Stockholders to be held May 12, 2016.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company hereby incorporates by reference the information contained under the headings "Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” from its definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2016 Annual Meeting of Stockholders to be held on May 12, 2016.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company hereby incorporates by reference the information contained under the headings “Election of Directors” and “Related Persons Transactions Policy” from its definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2016 Annual Meeting of Stockholders to be held on May 12, 2016.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of this form and the audit committee’s pre-approval policies and procedures regarding the engagement of the principal accountant are incorporated herein by reference to the information contained under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” from the Company’s definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2016 Annual Meeting of Stockholders to be held on May 12, 2016.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements: The Company has included all required financial statements in Item 8 of this Annual Report. The financial statement schedules have been omitted as they are not applicable or the required information is included in the Notes to the consolidated financial statements.

(b)	Exhibits: The following exhibits are filed with this Annual Report or incorporated herein by reference to the document set forth next to the exhibit listed below:

2.01	Purchase and Sale Agreement by and among the Company, Walker Group Holdings LLC and Walker Group Holdings LLC dated as of March 26, 2012 (16)
3.01	Amended and Restated Certificate of Incorporation of the Company, as amended (13)
3.02	Certificate of Elimination of Series D Junior Participating Preferred Stock of Wabash National Corporation (6)
3.03	Amended and Restated Bylaws of the Company, as amended (12)
4.01	Specimen Stock Certificate (1)
4.02	Indenture, dated April 23, 2012 between the Company and Wells Fargo Bank, National Association, as trustee (17)
4.03	Supplemental Indenture, dated April 23, 2012 between the Company and Wells Fargo Bank, National Association, as trustee (17)
10.01#	Executive Employment Agreement dated June 28, 2002 between the Company and Richard J. Giromini (2)
10.02	Asset Purchase Agreement dated July 22, 2003 (3)
10.03	Amendment No. 1 to the Asset Purchase Agreement dated September 19, 2003 (3)
10.04#	2004 Stock Incentive Plan (4)
10.05#	Corporate Plan for Retirement – Executive Plan (5)
10.06#	Amendment to Executive Employment Agreement dated January 1, 2007 between the Company and Richard J. Giromini (8)
10.07#	Form of Non-Qualified Stock Option Agreement under the 2007 Omnibus Incentive Plan (9)
10.08#	2007 Omnibus Incentive Plan, as amended (10)
10.09#	2011 Omnibus Incentive Plan (14)
10.10#	Change in Control Severance Pay Plan (15)
10.11#	Wabash National Corporation Executive Severance Plan (7)
10.12	Amended and Restated Credit Agreement, dated May 8, 2012, by and among Wabash National Corporation, certain of its subsidiaries identified on the signature page thereto, Wells Fargo Capital Finance, LLC as joint lead arranger, joint bookrunner and administrative agent, RBS Citizens Business Capital, a division of RBS Citizens, N.A., as joint lead arranger, joint bookrunner and syndication agent, BMO Harris Bank, N.A., as documentation agent, and the other lenders and agents therein (18)
10.13	Amended and Restated General Continuing Guaranty, dated as of May 8, 2012, by each subsidiary of Wabash National Corporation party thereto in favor of Wells Fargo Capital Finance, LLC, as administrative agent for the secured parties under the Amended and Restated Credit Agreement, dated May 8, 2012 (18)
10.14	Credit Agreement dated as of May 8, 2012, among the Wabash National Corporation, the several lender from time to time party thereto Morgan Stanley Senior Funding, Inc., as administrative agent, joint lead arranger and joint bookrunner, and Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunner (18)
10.15	Amendment No. 1 to Credit Agreement, dated April 25, 2013, among Wabash National Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent, and each lender party thereto (19)
10.16	Amendment No. 2 to Credit Agreement, dated March 19, 2015, among Wabash National Corporation, Morgan Stanley Senior Funding, Inc. and each lender party thereto (20)
10.17	General Continuing Guarantee, dated as of May 8, 2012, by each subsidiary of Wabash National Corporation party thereto in favor of Morgan Stanley Senior Funding, Inc., as administrative agent for the secured parties under the Credit Agreement, dated May 8, 2012 (18)
10.18	Joinder and First Amendment to Amended and Restated Credit Agreement, First Amendment to Amended and Restated Security Agreement and First Amendment to Amended and Restated Guaranty Agreement dated June 4, 2015 by and among Wabash National Corporation, certain of its subsidiaries designated as Loan Parties (as defined in the Amendment), Wells Fargo Capital Finance, LLC, as arranger and administrative agent, PNC National Bank National Association, and the other Lenders party thereto (11)

21.01	List of Significant Subsidiaries (21)
23.01	Consent of Ernst & Young LLP (21)
31.01	Certification of Principal Executive Officer (21)
31.02	Certification of Principal Financial Officer (21)
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (21)
101	Interactive Data File Pursuant to Rule 405 of Regulation S-T

#	Management contract or compensatory plan
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to the Registrant’s registration statement on Form S-3 (Registration No. 333-27317) filed on May 16, 1997
(2)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (File No. 1-10883)
(3)	Incorporated by reference to the Registrant’s Form 8-K filed on September 29, 2003 (File No. 1-10883)
(4)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 1-10883)
(5)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2005 (File No. 1-10883)
(6)	Incorporated by reference to the Registrant’s Form 8-K filed on March 30, 2015 (File No. 1-10883)
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on December 16, 2015 (File No. 1-10883)
(8)	Incorporated by reference to the Registrant’s Form 8-K filed on January 8, 2007 (File No. 1-10883)
(9)	Incorporated by reference to the Registrant’s Form 8-K filed on May 24, 2007 (File No. 1-10883)
(10)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2007 (File No. 1-10883)
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on June 10, 2015 (File No. 1-10883)
(12)	Incorporated by reference to the Registrant’s Form 8-K filed on August 4, 2009 (File No. 1-10883)
(13)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2011 (File No. 1-10883)
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on May 25, 2011 (File No. 1-10883)
(15)	Incorporated by reference to the Registrant’s Form 8-K filed on September 14, 2011 (File No. 1-10883)
(16)	Incorporated by reference to the Registrant’s Form 8-K filed on March 27, 2012 (File No.001-10883)
(17)	Incorporated by reference to the Registrant’s Form 8-K filed on April 23, 2012 (File No.001-10883)
(18)	Incorporated by reference to the Registrant’s Form 8-K filed on May 14, 2012 (File No 001-10883)
(19)	Incorporated by reference to the Registrant’s Form 8-K filed on April 29, 2013 (File No 001-10883)
(20)	Incorporated by reference to the Registrant’s Form 8-K filed on March 23, 2015 (File No 001-10883)
(21)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WABASH NATIONAL CORPORATION

February 26, 2016	By:	/s/ Jeffery L. Taylor
Jeffery L. Taylor Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date	Signature and Title

February 26, 2016	By:	/s/ Richard J. Giromini
Richard J. Giromini
President and Chief Executive Officer, Director
(Principal Executive Officer)

February 26, 2016	By:	/s/ Jeffery L. Taylor
Jeffery L. Taylor
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

February 26, 2016	By:	/s/ Martin C. Jischke
Dr. Martin C. Jischke
Chairman of the Board of Directors

February 26, 2016	By:	/s/ James D. Kelly
James D. Kelly
Director

February 26, 2016	By:	/s/ John E. Kunz
John E. Kunz
Director

February 26, 2016	By:	/s/ Larry J. Magee
Larry J. Magee
Director

February 26, 2016	By:	/s/ Ann D. Murtlow
Ann D. Murtlow
Director

February 26, 2016	By:	/s/ Scott K. Sorensen
Scott K. Sorensen
Director