Form 10-Q
period 2016-03-31
WABASH NATIONAL CORP /DE
filed 2016-04-26
CIK 879526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016 OR
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

Yes ☐ No ☒

The number of shares of common stock outstanding at April 21, 2016 was 64,831,340.

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$168,411	$178,853
Accounts receivable	159,443	152,824
Inventories	208,209	166,982
Deferred income taxes	-	22,431
Prepaid expenses and other	12,180	8,417
Total current assets	$548,243	$529,507

PROPERTY, PLANT AND EQUIPMENT	138,722	140,438

DEFERRED INCOME TAXES	14,255	1,358

GOODWILL	149,768	149,718

INTANGIBLE ASSETS	109,548	114,616

OTHER ASSETS	15,134	14,033
	$975,670	$949,670

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$2,451	$37,611
Current portion of capital lease obligations	708	806
Accounts payable	123,720	79,618
Other accrued liabilities	95,256	93,042
Total current liabilities	$222,135	$211,077

LONG-TERM DEBT	277,690	274,885

CAPITAL LEASE OBLIGATIONS	1,748	1,875

DEFERRED INCOME TAXES	649	1,497

OTHER NONCURRENT LIABILITIES	21,473	20,525

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 64,827,627 and 64,929,510 shares outstanding, respectively	721	715
Additional paid-in capital	636,397	642,908
Accumulated deficit	(84,384)	(111,907)
Accumulated other comprehensive income	(1,597)	(1,500)
Treasury stock at cost, 7,340,504 and 6,638,643 common shares, respectively	(99,162)	(90,405)
Total stockholders' equity	$451,975	$439,811
	$975,670	$949,670

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

NET SALES	$447,676	$437,597

COST OF SALES	368,150	380,400

Gross profit	$79,526	$57,197

GENERAL AND ADMINISTRATIVE EXPENSES	19,392	18,051

SELLING EXPENSES	6,961	6,569

AMORTIZATION OF INTANGIBLES	4,988	5,314

Income from operations	$48,185	$27,263

OTHER INCOME (EXPENSE):
Interest expense	(4,095)	(5,173)
Other, net	(398)	(5,382)

Income before income taxes	$43,692	$16,708

INCOME TAX EXPENSE	16,168	6,234

Net income	$27,524	$10,474

BASIC NET INCOME PER SHARE	$0.42	$0.15

DILUTED NET INCOME PER SHARE	$0.42	$0.15

The accompanying notes are an integral part of these Condensed Consolidated Statements.

4

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

NET INCOME	$27,524	$10,474

Other comprehensive income (loss):
Foreign currency translation adjustment	(97)	(303)
Total other comprehensive income (loss)	(97)	(303)

COMPREHENSIVE INCOME	$27,427	$10,171

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Cash flows from operating activities
Net income	$27,524	$10,474
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	4,176	4,138
Amortization of intangibles	4,988	5,314
Deferred income taxes	7,595	1,642
Excess tax benefits from stock-based compensation	(1,090)	-
Loss on debt extinguishment	487	5,286
Stock-based compensation	2,470	2,420
Non-cash interest expense	948	1,185
Changes in operating assets and liabilities
Accounts receivable	(6,619)	(21,686)
Inventories	(41,227)	(65,843)
Prepaid expenses and other	(3,763)	3,216
Accounts payable and accrued liabilities	46,316	57,625
Other, net	1,099	458
Net cash provided by (used in) operating activities	$42,904	$4,229

Cash flows from investing activities
Capital expenditures	(2,976)	(2,975)
Net cash provided by (used in) by investing activities	$(2,976)	$(2,975)

Cash flows from financing activities
Proceeds from exercise of stock options	192	719
Excess tax benefits from stock-based compensation	1,090	-
Borrowings under revolving credit facilities	175	163
Payments under revolving credit facilities	(175)	(163)
Principal payments under capital lease obligations	(225)	(432)
Proceeds from issuance of term loan credit facility	-	192,845
Principal payments under term loan credit facility	(482)	(192,845)
Principal payments under industrial revenue bond	(127)	(122)
Debt issuance costs paid	-	(1,994)
Stock repurchase	(8,757)	(19,929)
Convertible senior notes repurchase	(42,061)	-
Net cash provided by (used in) financing activities	$(50,370)	$(21,758)

Net increase (decrease) in cash and cash equivalents	$(10,442)	$(20,504)
Cash and cash equivalents at beginning of period	178,853	146,113
Cash and cash equivalents at end of period	$168,411	$125,609

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF THE BUSINESS

The condensed consolidated financial statements of Wabash National Corporation (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations and cash flows. Certain prior year amounts were reclassified for consistency with the current period presentation. These reclassifications did not materially impact the consolidated financial statements. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2015 Annual Report on Form 10-K.

2.	INVENTORIES

Inventories are stated at the lower of cost, primarily determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured inventory includes raw material, labor and overhead. Inventories consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Raw materials and components	$70,631	$65,790
Work in progress	22,271	18,201
Finished goods	98,608	67,260
Aftermarket parts	8,902	8,714
Used trailers	7,797	7,017
	$208,209	$166,982

3.	DEBT

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2016	2015
Convertible senior notes	$95,835	$131,000
Term loan credit agreement	190,917	191,399
Industrial revenue bond	1,021	1,149
	$287,773	$323,548
Less: unamortized discount and fees	(7,632)	(11,052)
Less: current portion	(2,451)	(37,611)
	$277,690	$274,885

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

The Notes are convertible by their holders into cash, shares of the Company’s common stock or any combination thereof at the Company’s election, at an initial conversion rate of 85.4372 shares of the Company’s common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events as described in the indenture for the Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date. As of March 31, 2016, the Notes were not convertible based on the above criteria. If the Notes outstanding at March 31, 2016 were converted as of March 31, 2016, the if-converted value would exceed the principal amount by approximately $12 million.

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

In December 2015, the Company executed agreements with existing holders of the Notes to repurchase $54.2 million in principal amount of such Notes, of which $19.0 million was acquired in that month for $22.9 million, excluding accrued interest. The remaining $35.2 million in principal amount of the Notes was acquired in February 2016 for $42.1 million, excluding accrued interest. The Company recognized a loss on debt extinguishment of $0.5 million from the February repurchase, which is included in Other, net on the Company’s Condensed Consolidated Statement of Operations.

The Company applies the treasury stock method in calculating the dilutive impact of the Notes. For the quarter ended March 31, 2016, the Notes did not have a dilutive impact as the average stock price of the Company’s common stock was below the initial conversion price of approximately $11.70 per share.

The following table summarizes information about the equity and liability components of the Notes (dollars in thousands). The fair value of the notes outstanding were measured based on quoted market prices.

	March 31,	December 31,
	2016	2015
Principal amount of the Notes outstanding	$95,835	$131,000
Unamortized fees and discount of liability component	(6,513)	(9,888)
Net carrying amount of liability component	89,322	121,112
Less: current portion	-	(35,165)
Long-term debt	$89,322	$85,947
Carrying value of equity component, net of issuance costs	$6,835	$15,810
Remaining amortization period of discount on the liability component	2.1 years	2.3 years

Contractual coupon interest expense and accretion of fees and discount on the liability component for the Notes for the three month period ended March 31, 2016 and 2015 were as follow (in thousands):

	Three Months Ended March 31,
	2016	2015
Contractual coupon interest expense	$908	$1,266
Accretion of fees and discount on the liability component	$808	$1,053

Revolving Credit Agreement

In June 2015, the Company entered into a Joinder and First Amendment to Amended and Restated Credit Agreement, First Amendment to Amended and Restated Security Agreement and First Amendment to Amended and Restated Guaranty Agreement (the “Amendment”) by and among the Company, certain of its subsidiaries designated as Loan Parties (as defined in the Amendment), Wells Fargo Capital Finance, LLC, as arranger and administrative agent (the “Agent”), and the other Lenders party thereto. The Amendment amends, among other things, the Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), dated as of May 8, 2012, among the Company, certain subsidiaries of the Company from time to time party thereto (together with the Company, the “Borrowers”), the several lenders from time to time party thereto, and the Agent and provides for, among other things, a five year, $175 million senior secured revolving credit facility (the “Credit Facility”).

The Amendment, among other things (i) increases the total commitments under the Credit Facility from $150 million to $175 million, and (ii) extends the maturity date of the Credit Facility from May 2017 to June 2020, but provides for an accelerated maturity in the event the Company’s outstanding Notes are not converted, redeemed, repurchased or refinanced in full on or before the date that is 121 days prior to the maturity date thereof and the Company is not then maintaining, and continues to maintain until the Notes are converted, redeemed, repurchased or refinanced in full, (x) Liquidity of at least $125 million and (y) availability under the Credit Facility of at least $25 million. Liquidity, as defined in the Credit Agreement, reflects the difference between (i) the sum of (A) unrestricted cash and cash equivalents and (B) availability under the Credit Facility and (ii) the amount necessary to fully redeem the Notes.

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

As of March 31, 2016 the Company had no outstanding borrowings under the Credit Agreement and was in compliance with all covenants. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the revolving credit facility, amounted to $337.8 million as of March 31, 2016.

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

In March 2015, the Company entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2”). As of the Amendment No. 2 date, there was $192.8 million of the Tranche B-1 Loans outstanding. Under Amendment No. 2, the lenders agreed to provide to the Company term loans in an aggregate principal amount of $192.8 million (the “Tranche B-2 Loans”), which were used to refinance the outstanding Tranche B-1 Loans. The Tranche B-2 Loans mature in March 2022, but provide for an accelerated maturity in the event the Company’s outstanding Notes are not converted, redeemed, repurchased or refinanced in full on or before the date that is 91 days prior to the maturity date thereof and the Company is not then maintaining, and continues to maintain until the Notes are converted, redeemed, repurchased or refinanced in full, liquidity of at least $125 million. Liquidity, as defined in the Term Loan Credit Agreement, reflects the difference between (i) the sum of (A) unrestricted cash and cash equivalents and (B) the amount available and permitted to be drawn under the Company’s existing Credit Agreement and (ii) the amount necessary to fully redeem the Notes. The Tranche B-2 Loans shall amortize in equal quarterly installments in aggregate amounts equal to 0.25% of the original principal amount of the Tranche B-2 Loans, with the balance payable at maturity, and will bear interest at a rate, at the Company’s election, equal to (i) LIBOR (subject to a floor of 1.00%) plus a margin of 3.25% or (ii) a base rate plus a margin of 2.25%.

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

For the three months ended March 31, 2016 and 2015, under the Term Loan Credit Agreement the Company paid interest of $2.1 million and $2.2 million, respectively, and principal of $0.5 million during the 2016 period. As of March 31, 2016, the Company had $190.6 million outstanding under the Term Loan Credit Agreement, of which $1.9 million was classified as current on the Company’s Condensed Consolidated Balance Sheet.

For the three months ended March 31, 2016 and 2015, the Company incurred charges of less than $0.1 million and $0.2 million, respectively, for amortization of fees and original issuance discount which is included in Interest Expense in the Condensed Consolidated Statements of Operations.

Other Debt Facilities

In November 2012, the Company entered into a loan agreement with GE Government Finance, Inc., as lender and the County of Trigg, Kentucky as issuer for a $2.5 million Industrial Revenue Bond. The funds received were used to purchase the equipment needed for the expansion of the Company’s Cadiz, Kentucky facility. The loan bears interest at a rate of 4.25% and matures in March 2018. As of March 31, 2016, the Company had $1.0 million outstanding of which $0.5 million was classified as current on the Condensed Consolidated Balance Sheet.

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

The investments purchased by the Company (asset) include mutual funds, $2.6 million of which are classified as Level 1, and life-insurance contracts valued based on the performance of underlying mutual funds, $7.7 million of which are classified as Level 2.

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

Estimated Fair Value of Debt

The estimated fair value of long-term debt at March 31, 2016 consists primarily of the Notes and borrowings under its Term Loan Credit Agreement (see Note 3). The fair value of the Notes, the Term Loan Credit Agreement and the revolving credit facility are based upon third party pricing sources, which generally do not represent daily market activity, nor does it represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the revolving credit facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings. All other debt and capital lease obligations approximate their fair value as determined by discounted cash flows and are classified as Level 3.

The Company’s carrying and estimated fair value of debt at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016				December 31, 2015
	Carrying	Fair Value			Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Instrument
Convertible senior notes	$89,322	$-	$122,103	$-	$121,112	$-	$155,694	$-
Term loan credit agreement	189,867	-	189,723	-	190,311	-	190,442	-
Industrial revenue bond	984	-	-	984	1,106	-	-	1,106
Capital lease obligations	2,424	-	-	2,424	2,648	-	-	2,648
	$282,597	$-	$311,826	$3,408	$315,177	$-	$346,136	$3,754

5.	STOCK-BASED COMPENSATION

The Company recognizes all share-based payments based upon their fair value. The Company values stock option awards using a binomial option-pricing model, which incorporates various assumptions including expected volatility, expected term, dividend yield and risk-free interest rates. The expected volatility is based upon the Company’s historical experience. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate utilized for periods throughout the contractual life of the options are based upon U.S. Treasury security yields at the time of grant. The Company grants restricted stock units subject to service, performance and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance based units is based on the market price of a share of underlying common stock at the date of grant. The fair value of the market based units is based on a lattice valuation model. The amount of compensation costs related to stock options, restricted stock units and performance units not yet recognized was $19.4 million at March 31, 2016 for which the expense will be recognized through 2019.

6.	CONTINGENCIES

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, and is periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations"). As of March 31, 2016, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

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

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil. On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damages amount was approximately R$26.7 million (Brazilian Reais), which is approximately $7.4 million U.S. dollars using current exchange rates and exclusive of any potentially court-imposed interest, fees or inflation adjustments. The Company currently estimates these adjustments to be approximately $52 million, at current exchange rates, but this amount will change with the passage of time and may be increased or decreased at the discretion of the court at the time of final judgment in this matter. Due, in part, to the amount and type of damages awarded by the Fourth Civil Court of Curitiba, Wabash immediately filed for clarification of the judgment. The Fourth Civil Court has issued its clarification of judgment, leaving the underlying decision unchanged and referring the parties to the State of Paraná Court of Appeals for any further appeal of the decision. As such, the Company filed its notice of appeal with the Court of Appeals, as well as its initial appeal papers, on April 22, 2013. The Court of Appeals has the authority to re-hear all facts presented to the lower court, as well as to reconsider the legal questions presented in the case, and to render a new judgment in the case without regard to the lower court’s findings. Pending outcome of this appeal process, the judgment is not enforceable by the plaintiff. Any ruling from the Court of Appeals is not expected before the third quarter of 2016, at the earliest, and, accordingly, the judgment rendered by the lower court cannot be enforced prior to that time, and may be overturned or reduced as a result of this process. Furthermore, the ruling of the Court of Appeals may be further appealed to a higher court by either party. The Company believes that the claims asserted by BK are without merit and it intends to continue to vigorously defend its position. The Company has not recorded a charge with respect to this loss contingency as of March 31, 2016. Furthermore, at this time, the Company remains unable to reasonably estimate the amount of any possible loss or range of loss that it may be required to pay at the conclusion of the case. The Company will continue to reassess the need for the recognition of a loss contingency as the case proceeds through the Court of Appeals, upon a decision to settle this case with the plaintiffs or an internal decision as to an amount that the Company would be willing to settle or upon the outcome of the appeals process.

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

Walker Acquisition

In connection with the Company’s acquisition of Walker in May 2012, there is an outstanding claim of approximately $2.9 million for unpaid benefits that is currently in dispute and that is not expected to have a material adverse effect on the Company’s financial condition or results of operations

Environmental Disputes

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

Bulk Tank International, S. de R.L. de C.V. (“Bulk”) entered into agreements in 2011 with the Mexican federal environmental agency, PROFEPA, and the applicable state environmental agency, PROPAEG, pursuant to PROFEPA’s and PROPAEG’s respective environmental audit programs to resolve noncompliance with federal and state environmental laws at Bulk’s Guanajuato facility. Bulk completed all required corrective actions and received a Certification of Clean Industry from PROPAEG, and is seeking the same certification from PROFEPA, which the Company expects it will receive in 2016, following the conclusion of a final audit process that commenced in December 2014. As a result, the Company does not expect that this matter will have a material adverse effect on its financial condition or results of operations.

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

In September 2003, the Company was noticed as a PRP by the EPA pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site (the “Superfund Site”) pursuant to CERCLA. The EPA’s allegation that the Company was a PRP arises out of the Company’s acquisition of a former branch facility located approximately five miles from the original Superfund Site. The Company acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002. In June 2010, the Company was contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that the Company contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010. The Company initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from the Company. If the settlement is approved by all parties, it will prevent any third party from successfully bringing claims against the Company for environmental contamination relating to this former branch property. The Company has been awaiting approval from the ADEQ since the settlement was first proposed in July 2010. In March 2016, the Company received tentative approval of our settlement offer from the ADEQ and the RID. Pursuant to statute, the settlement agreements will not be finalized until the passage of a 30-day public comment period, which commenced on April 22, 2016. We do not anticipate opposition to the settlement agreements and believe they will be finalized during the second quarter of 2016, however, no assurances as to the finality of this matter can be given at this time. The proposed settlement terms have been accrued and did not have a material adverse effect on the Company’s financial condition or results of operations, and the Company believes that any ongoing proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

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

Per share results have been calculated based on the average number of common shares outstanding. The calculation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Basic net income per share:
Net income applicable to common stockholders	$27,524	$10,474
Weighted average common shares outstanding	65,037	68,731
Basic net income per share	$0.42	$0.15

Diluted net income per share:
Net income applicable to common stockholders	$27,524	$10,474

Weighted average common shares outstanding	65,037	68,731
Dilutive shares from assumed conversion of convertible senior notes	-	1,729
Dilutive stock options and restricted stock	1,187	1,095
Diluted weighted average common shares outstanding	66,224	71,555
Diluted net income per share	$0.42	$0.15

Average diluted shares outstanding for the three month periods ended March 31, 2016 and 2015 exclude options to purchase common shares totaling 748 and 557, respectively, because the exercise prices were greater than the average market price of the common shares. In addition, the calculation of diluted net income per share for the three month period ended March 31, 2015 includes the impact of the Company’s Notes as the average stock price of the Company’s common stock during these periods was above the initial conversion price of approximately $11.70 per share.

8.	INCOME TAXES

The Company recognized income tax expense of $16.2 million in the first three months of 2016 compared to $6.2 million for the same period in the prior year. The effective tax rate for the first three months of 2016 and 2015 were 37.0% and 37.3%, respectively. These differ from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes and the benefit of the U.S. Internal Revenue Code domestic manufacturing deduction.

9.	OTHER ACCRUED LIABILITIES

The following table presents major components of Other Accrued Liabilities (in thousands):

	March 31,	December 31,
	2016	2015
Payroll and related taxes	$22,435	$34,427
Warranty	21,590	19,709
Customer deposits	17,800	14,877
Accrued taxes	15,710	8,075
Self-insurance	8,748	7,677
All other	8,973	8,277
	$95,256	$93,042

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	March 31,	March 31,
	2016	2015
Balance as of January 1	$19,709	$15,462
Provision for warranties issued in current year	1,640	1,681
Recovery of pre-existing warranties	1,682	(260)
Payments	(1,441)	(1,346)
Balance as of March 31	$21,590	$15,537

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

The Company has not allocated certain corporate related administrative costs, interest and income taxes included in the corporate and eliminations segment to the Company’s other reportable segments. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows (in thousands):

	Commercial	Diversified		Corporate and
Three Months Ended March 31,	Trailer Products	Products	Retail	Eliminations	Consolidated
2016
Net Sales
External Customers	$337,195	$76,638	$33,843	$-	$447,676
Intersegment Sales	17,653	2,786	194	(20,633)	-
Total Net Sales	$354,848	$79,424	$34,037	$(20,633)	$447,676

Income (Loss) from operations	$52,060	$6,622	$(149)	$(10,348)	$48,185
Assets	$332,516	$378,160	$67,032	$197,963	$975,670

2015
Net Sales
External Customers	$293,742	$101,041	$42,814	$-	$437,597
Intersegment Sales	20,762	2,951	326	(24,039)	-
Total Net Sales	$314,504	$103,992	$43,140	$(24,039)	$437,597

Income (Loss) from operations	$22,770	$10,611	$1,126	$(7,244)	$27,263
Assets	$354,975	$404,888	$68,285	$156,825	$984,972

b. Product Information

The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Commercial	Diversified		Corporate and
	Trailer Products	Products	Retail	Eliminations	Consolidated
Three Months Ended March 31,	$	$	$	$	$	%
2016
New Trailers	347,582	29,776	11,839	(17,388)	371,809	83.1
Used Trailers	1,715	901	2,393	(256)	4,753	1.1
Components, parts and service	1,630	20,522	19,768	(2,985)	38,935	8.7
Equipment and other	3,921	28,225	37	(4)	32,179	7.1
Total net sales	354,848	79,424	34,037	(20,633)	447,676	100.0

2015
New Trailers	307,680	54,018	19,857	(20,283)	361,272	82.6
Used Trailers	2,170	1,169	2,571	(327)	5,583	1.3
Components, parts and service	1,391	23,463	19,941	(3,282)	41,513	9.5
Equipment and other	3,263	25,342	771	(147)	29,229	6.6
Total net sales	314,504	103,992	43,140	(24,039)	437,597	100.0

11.	NEW ACCOUNTING PRONOUNCEMENTS

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

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest. Also, in August 2015, the FASB issued ASU No. 2015-15, Imputation of Interest, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Agreements These ASUs simplify the presentation of debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by these ASUs. The guidance provided in ASU No. 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, therefore, ASU No. 2015-15 provided authoritative guidance permitting an entity to defer and present debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASUs were effective for annual and interim reporting periods beginning after December 15, 2015 and required a retrospective approach. The Company adopted the guidance effective with the first quarter of 2016 and, as a result, it did not have a material impact on the Company’s financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This amendment changes how deferred taxes are recognized by eliminating the requirement of presenting deferred tax liabilities and assets as current and noncurrent on the balance sheet. Instead, the requirement will be to classify all deferred tax liabilities and assets as noncurrent. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption permitted. ASU 2015-17 can be adopted either prospectively or retrospectively to all periods presented. The Company has adopted ASU 2015-17 prospectively beginning with the current quarter and, therefore, all deferred income taxes are now presented as non-current items. Prior year balances have not been restated to reflect the impact of ASU 2015-17.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  This guidance will be effective for the Company as of January 1, 2019. A modified retrospective transition method is required.  The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606). This update is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date will be the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company is currently assessing the potential impact of the adoption of ASU 2016-08 on its financial statements and related disclosures and has not yet decided on a transition method.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  This guidance will be effective for the Company as of January 1, 2017. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

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

Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed in “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2015. Each forward-looking statement contained in this Quarterly Report reflects our management’s view only as of the date on which that forward-looking statement was made. We are not obligated to update forward-looking statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended
	March 31,
	2016	2015
Net sales	100.0%	100.0%
Cost of sales	82.2	86.9
Gross profit	17.8	13.1

General and administrative expenses	4.3	4.1
Selling expenses	1.6	1.6
Amortization of intangibles	1.1	1.2
Income from operations	10.8	6.2

Interest expense	(0.9)	(1.2)
Other, net	(0.1)	(1.2)
Income before income taxes	9.8	3.8

Income tax expense	3.7	1.4
Net Income	6.1%	2.4%

For the three month period ended March 31, 2016, we recorded net sales of $447.7 million compared to $437.6 million in the prior year period. Net sales for the three month period ended March 31, 2016 increased $10.1 million, or 2.3%, compared to the prior year period due to an increase in new trailer shipments of approximately 150 units, or 1.0%, as well as improved pricing. Gross profit margin increased to 17.8% in the first quarter of 2016 compared to 13.1% in the prior year period driven by an improved pricing environment, higher volumes and continued manufacturing efficiencies. We continue to be encouraged by the strong market demand within the dry and refrigerated trailer segment throughout the first three months of 2016 as well as the expectation that overall industry shipment and production levels will remain above replacement demand for the remainder of 2016 as many key structural and market drivers continue to support healthy demand for new trailers. In addition, we expect to continue to deliver improvements in our financial and operational results as we further optimize our production facilities, continue to expand our customer base and focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

For the three month period ended March 31, 2016, selling, general and administrative expenses increased $1.7 million as compared to the same period in 2015. This increase is due to higher salaries and employee related costs, including employee incentive programs. As a percentage of net sales, selling, general and administrative expenses increased to 5.9% in the first quarter of 2016 as compared to 5.7% in the prior year period.

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

Three Months Ended March 31, 2016

Net Sales

Net sales in the first quarter of 2016 increased $10.1 million, or 2.3%, compared to the first quarter of 2015. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended March 31,
(prior to elimination of intersegment sales)			Change
	2016	2015	$	%
Sales by Segment
Commercial Trailer Products	$354,848	$314,504	$40,344	12.8
Diversified Products	79,424	103,992	(24,568)	(23.6)
Retail	34,037	43,140	(9,103)	(21.1)
Eliminations	(20,633)	(24,039)
Total	$447,676	$437,597	$10,079	2.3

New Trailers	(units)
Commercial Trailer Products	14,300	13,600	700	5.1
Diversified Products	500	850	(350)	(41.2)
Retail	400	750	(350)	(46.7)
Eliminations	(700)	(850)
Total	14,500	14,350	150	1.0

Used Trailers	(units)
Commercial Trailer Products	150	100	50	50.0
Diversified Products	50	50	-	-
Retail	150	200	(50)	(25.0)
Eliminations	(50)	-
Total	300	350	(50)	(14.3)

Commercial Trailer Products segment sales prior to the elimination of intersegment sales were $354.8 million for the first quarter of 2016, an increase of $40.3 million, or 12.8%, compared to the first quarter of 2015. Trailers shipped during the first quarter of 2016 totaled 14,300 trailers compared to 13,600 trailers in the prior year period, a 5.1% increase, due to strong customer demand. The increase in trailer shipments and an approximate 7.0% increase in the average selling price of trailers driven by improved pricing and mix as compared to the prior year period explains the increase in sales. Used trailer sales decreased $0.5 million, or 21.0%, compared to the previous year period primarily due to product mix of shipments as approximately 50 more used trailers shipped in the first quarter of 2016 compared to the prior year period.

Diversified Products segment sales prior to the elimination of intersegment sales were $79.4 million for the first quarter of 2016, down $24.6 million, or 23.6%, compared to the first quarter of 2015 primarily due to lower tank trailer shipments. New trailer sales decreased $24.2 million, or 44.9%, from the prior year period as new trailer shipments during the first quarter of 2016 totaled 500 units, a decrease from the 850 trailers shipped during the prior year period due to lower demand for tank trailers within the chemical and energy end markets. Sales of our composite and parts product offerings decreased $1.0 million, or 16.9%, as compared to the previous year period due to lower volume. Equipment sales increased $1.5 million, or 15.3%, compared to the prior year period as a result of higher demand for our non-trailer truck mounted equipment and other engineered products.

Retail segment sales prior to the elimination of intersegment sales were $34.0 million in the first quarter of 2016 down $9.1 million, or 21.1%, compared to the prior year period primarily due to fewer new trailer shipments. New trailer sales decreased $8.0 million, or 40.4%, as compared to the prior year period as new trailer shipments decreased 350 trailers, or 46.7%, to 400 new trailer shipments in the current year period due primarily to timing of customer shipments. Parts and service sales were down $0.2 million, or 0.9%, compared to the prior year period. Used trailer sales were down $0.2 million, or 6.9%, as 50 fewer used trailers shipped in the first quarter of 2016 compared to the prior year period.

Cost of Sales

Cost of sales for the first quarter of 2016 was $368.1 million, a decrease of $12.3 million, or 3.2%, compared to the first quarter of 2015. As a percentage of net sales, cost of sales was 82.2% in the first quarter of 2016 compared to 86.9% in the first quarter of 2015.

Commercial Trailer Products segment cost of sales, prior to the elimination of intersegment sales, as detailed in the following table, was $295.3 million for the first quarter of 2016, an increase of $10.4 million, or 3.6%, compared to the first quarter of 2015. As a percentage of net sales, cost of sales was 83.2% for the current quarter compared to 90.6% in the prior year period.

	Three Months Ended March 31,
Commercial Trailer Products Segment	2016		2015
(prior to elimination of intersegment sales)	(dollars in thousands)
		% of Net		% of Net
		Sales		Sales
Material Costs	$223,311	62.9%	$223,023	70.9%
Other Manufacturing Costs	71,955	20.3%	61,849	19.7%
	$295,266	83.2%	$284,871	90.6%

Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses. Commercial Trailer Products material costs were 62.9% of net sales in the first quarter of 2016 compared to 70.9% for the same period in 2015. The 800 basis point decrease was primarily driven by improved pricing, favorable commodity costs and continued material cost optimization through product design and sourcing as compared to the prior year period. Other manufacturing costs increased $10.1 million in the current year period as compared to the prior year period, resulting from increased variable costs related to increases in new trailer production volumes. As a percentage of sales, other manufacturing costs increased from 19.7% in the first quarter of 2015 to 20.3% in the 2016 period primarily due to current year period provisions incurred for pre-existing warranty claims.

Diversified Products segment cost of sales was $60.9 million in the first quarter of 2016, a decrease of $19.7 million, or 24.5%, compared to the same period in 2015. As a percentage of net sales, prior to the elimination of intersegment sales, cost of sales was 76.7% in the first quarter of 2016 as compared to 77.5% in 2015. This 80 basis point decrease as a percentage of net sales was due primarily to product mix and continued operational efficiencies.

Retail segment cost of sales was $30.3 million in the first quarter of 2016 as compared to $38.3 million in the prior year period. As a percentage of net sales, prior to the elimination of intersegment sales, cost of sales was 88.9% for the first quarter of 2016 compared to 88.8% for the same period in 2015. Cost of sales as a percentage of net sales remained relatively consistent compared to prior year period.

Gross Profit

Gross profit was $79.5 million in the first quarter of 2016, an increase of $22.3 million from the prior year period. Gross profit as a percentage of sales was 17.8% for the current quarter and 13.1% for the same period in 2015. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended March 31,
			Change
	2016	2015	$	%
Gross Profit by Segment
Commercial Trailer Products	$59,583	$29,633	$29,950	101.1
Diversified Products	18,524	23,373	(4,849)	(20.7)
Retail	3,785	4,853	(1,068)	(22.0)
Corporate	(2,366)	(662)	(1,704)
Total	$79,526	$57,197	$22,329	39.0

Commercial Trailer Products segment gross profit was $59.6 million for the first quarter of 2016 compared to $29.6 million for the first quarter of 2015. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 16.8% in the first quarter of 2016 compared to 9.4% in the same period in 2015. The increase in gross profit margin as compared to the prior year period was primarily driven by an improved pricing environment, an increase in new trailer volumes and continued operational efficiencies.

Diversified Products segment gross profit was $18.5 million for the first quarter of 2016 compared to $23.4 million in the same quarter of 2015. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 23.3% in the first quarter of 2016 compared to 22.5% in the same period in 2015. The increase in gross profit as a percentage of net sales compared to the prior year period was due primarily to the shipment of a more favorable mix of products as well as operational efficiencies.

Retail segment gross profit was $3.8 million for the first quarter of 2016 compared to $4.9 million in the first quarter of 2015. Gross profit prior to the elimination of intersegment sales, as a percentage of sales, for the first quarter of 2016 was 11.1% compared to 11.2% for the same period in 2015.

General and Administrative Expenses

General and administrative expenses for the first quarter of 2016 increased $1.3 million, or 7.4%, from the prior year period as a result of a $0.9 million increase in information technology costs, higher salaries and employee related costs, including employee incentive programs, of $0.2 million and a various other expenses totaling $0.2 million. As a percentage of sales, general and administrative expenses were 4.3% for the current quarter as compared to 4.1% for the first quarter of 2015.

Selling Expenses

Selling expenses were $7.0 million in the first quarter of 2016, an increase of $0.4 million, or 6.0%, compared to the prior year period as a result of a $0.2 million increase in employee incentive programs as well as a $0.2 million increase in advertising and promotional efforts. As a percentage of net sales, selling expenses were 1.6% for the first quarter of 2016, up slightly from 1.5% for the first quarter of 2015.

Amortization of Intangibles

Amortization of intangibles was $5.0 million for the first quarter of 2016 compared to $5.3 million in the prior year period. Amortization of intangibles for both periods primarily includes amortization expense recognized for intangible assets recorded from the acquisition of Walker in May 2012 and certain assets of Beall in February 2013.

Other Income (Expense)

Interest expense for the first quarter of 2016 totaled $4.1 million compared to $5.2 million in the first quarter of 2015. Interest expense for both periods is primarily related to interest and non-cash accretion charges on our Convertible Senior Notes and Term Loan Credit Agreement. The decrease from the previous year period is primarily due to Convertible Senior Notes repurchases completed in the fourth quarter of 2015 and the first quarter of 2016.

Other, net for the first quarter of 2016 represented an expense of $0.4 million as compared to an expense of $5.4 million for the prior year period. The current year period primarily consists of loss on early extinguishment of debt of $0.5 million related to the Convertible Senior Notes repurchase in February 2016. The prior year period includes a loss on early extinguishment of debt of $5.3 million representing the charge for the accelerated amortization and related fees in connection with the refinancing of our Term Loan Credit Agreement in March 2015.

Income Taxes

We recognized income tax expense of $16.2 million in the first quarter of 2016 compared to $6.2 million for the same period in the prior year. The effective tax rate for the first three months of 2016 was 37.0%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes and the benefit of the U.S. Internal Revenue Code domestic manufacturing deduction.

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of debt and equity. As of March 31, 2016, our debt to equity ratio was approximately 0.6:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of maintaining strong liquidity, deleveraging our balance sheet, investing in the business, both organically and strategically, and returning capital to our shareholders. For the remainder of 2016, we expect to continue our commitment to fund our working capital requirements and capital expenditures while also returning capital to our shareholders and deleveraging our balance sheet through cash flows from operations as well as available borrowings under our existing Credit Agreement.

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

The Notes are convertible by their holders into cash, shares of our common stock or any combination thereof at our election, at an initial conversion rate of 85.4372 shares of our common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events as described in the indenture for the Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date. As of March 31, 2016, the Notes were not convertible based on the above criteria. If the Notes outstanding at March 31, 2016 were converted as of March 31, 2016, the if-converted value would exceed the principal amount by approximately $12 million.

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

In December 2015, we executed agreements with existing holders of the Notes to repurchase $54.2 million in principal amount of such Notes, of which $19.0 million was acquired in that month for $22.9 million, excluding accrued interest. The remaining $35.2 million in principal amount of the Notes was acquired in February 2016 for $42.1 million, excluding accrued interest. We recognized a loss on debt extinguishment of $0.5 million from the February repurchase, which is included in Other, net on our Condensed Consolidated Statement of Operations.

Revolving Credit Agreement

In June 2015, we entered into a Joinder and First Amendment to Amended and Restated Credit Agreement, First Amendment to Amended and Restated Security Agreement and First Amendment to Amended and Restated Guaranty Agreement (the “Amendment”) by and among us, certain of our subsidiaries designated as Loan Parties (as defined in the Amendment), Wells Fargo Capital Finance, LLC, as arranger and administrative agent (the “Agent”), and the other Lenders party thereto. The Amendment amends, among other things, the Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), dated as of May 8, 2012, among us, certain of our subsidiaries from time to time party thereto (together with us, the “Borrowers”), the several lenders from time to time party thereto, and the Agent and provides for, among other things, a five year, $175 million senior secured revolving credit facility (the “Credit Facility”).

The Amendment, among other things (i) increases the total commitments under the Credit Facility from $150 million to $175 million, and (ii) extends the maturity date of the Credit Facility from May 2017 to June 2020, but provides for an accelerated maturity in the event our outstanding Notes are not converted, redeemed, repurchased or refinanced in full on or before the date that is 121 days prior to the maturity date thereof and we are not then maintaining, and continue to maintain until the Notes are converted, redeemed, repurchased or refinanced in full, (x) Liquidity of at least $125 million and (y) availability under the Credit Facility of at least $25 million. Liquidity, as defined in the Credit Agreement, reflects the difference between (i) the sum of (A) unrestricted cash and cash equivalents and (B) availability under the Credit Facility and (ii) the amount necessary to fully redeem the Notes.

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

As of March 31, 2016, we were in compliance with all covenants of the Credit Agreement.

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

In March 2015, we entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2”). As of the Amendment No. 2 date, there was $192.8 million of the Tranche B-1 Loans outstanding. Under Amendment No. 2, the lenders agreed to provide to us term loans in an aggregate principal amount of $192.8 million (the “Tranche B-2 Loans”), which were used to refinance the outstanding Tranche B-1 Loans. The Tranche B-2 Loans mature in March 2022, but provide for an accelerated maturity in the event our outstanding Notes are not converted, redeemed, repurchased or refinanced in full on or before the date that is 91 days prior to the maturity date thereof and we are not then maintaining, and continue to maintain until the Notes are converted, redeemed, repurchased or refinanced in full, liquidity of at least $125 million. Liquidity, as defined in the Term Loan Credit Agreement, reflects the difference between (i) the sum of (A) unrestricted cash and cash equivalents and (B) the amount available and permitted to be drawn under our existing Credit Agreement and (ii) the amount necessary to fully redeem the Notes. The Tranche B-2 Loans shall amortize in equal quarterly installments in aggregate amounts equal to 0.25% of the original principal amount of the Tranche B-2 Loans, with the balance payable at maturity, and will bear interest at a rate, at our election, equal to (i) LIBOR (subject to a floor of 1.00%) plus a margin of 3.25% or (ii) a base rate plus a margin of 2.25%.

Amendment No. 2 also amends the Term Loan Credit Agreement by (i) removing the maximum senior secured leverage ratio test, (ii) modifying the accordion feature, as defined in the Term Loan Credit Agreement, to provide for a senior secured incremental term loan facility in an aggregate amount not to exceed the greater of (A) $75 million (less the aggregate amount of (1) any increases in the maximum revolver amount under the existing Credit Agreement and (2) certain permitted indebtedness incurred for the purpose of prepaying or repurchasing the Notes) and (B) an amount such that the senior secured leverage ratio would not be greater than 3.0 to 1.0, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the Term Loan Credit Agreement, to provide such increased amounts. The senior secured leverage ratio is defined in the Term Loan Credit Agreement and reflects a ratio of consolidated net total secured indebtedness to consolidated EBITDA and (iii) amending certain negative covenants.

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

For the three months ended March 31, 2016 and 2015, under the Term Loan Credit Agreement we paid interest of $2.1 million and $2.2 million, respectively, and principal of $0.5 million during the 2016 period. As of March 31, 2016, we had $190.6 million outstanding under the Term Loan Credit Agreement, of which $1.9 million was classified as current on the Company’s Condensed Consolidated Balance Sheet.

For the three months ended March 31, 2016 and 2015, we incurred charges of less than $0.1 million and $0.2 million, respectively, for amortization of fees and original issuance discount which is included in Interest Expense in the Condensed Consolidated Statements of Operations.

Cash Flow

Cash provided by operating activities for the first three months of 2016 totaled $42.9 million, compared to $4.2 million during the same period in 2015. Cash provided by operations during the current year period was the result of net income adjusted for various non-cash activities, including depreciation, amortization, deferred income taxes, stock-based compensation, non-cash interest expense and loss on debt extinguishment of $47.1 million, partially offset by a $4.2 million increase in working capital. Increases in working capital for the current year period can be attributed primarily to increased production of finished goods as well as an increase in purchasing activities resulting from higher raw material requirements necessary to meet current production demand partially offset by an increase in accounts payable activity. Changes in key working capital accounts for the first three months of 2016 as compared to the same period in 2015 are summarized below (in millions):

Source (Use) of cash:	2016	2015	Change
Accounts receivable	$(6,619)	$(21,686)	$15,067
Inventories	(41,227)	(65,843)	24,616
Accounts payable and accrued liabilities	46,317	57,625	(11,308)
Net use of cash	(1,529)	(29,904)	28,375

Accounts receivable increased by $6.6 million in the first three months of 2016 as compared to an increase of $21.7 million in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 32 days in both the 2016 and 2015 periods. The increase in accounts receivable during the first three months of 2016 was primarily due to the increase in demand as well as the timing of shipments and customer collections during the quarter. Inventory increased by $41.2 million during the first three months of 2016 as compared to an increase of $65.8 million in the 2015 period. The increase in inventory for the 2016 period was primarily due to higher finished goods inventory resulting from production levels exceeding shipments for the first three months of 2016. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 8 times in the 2016 period compared to approximately 7 times in the 2015 period. Accounts payable and accrued liabilities increased by $46.3 million in 2016 compared to an increase of $57.6 million for the same period in 2015. The increase during the first three months of 2016 was primarily due to increased production levels and increased purchasing activities required to meet current demand. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 30 days in 2016 as compared to 34 days in the same period in 2015.

Investing activities used $3.0 million during the first three months of 2016, the same as the 2015 period. Investing activities for the first three months of 2016 and 2015 were solely comprised of capital expenditures.

Financing activities used $50.4 million during the first three months of 2016 as compared to $21.8 million used in the same period in 2015. Cash used in financing activities during the current year period primarily relates to the repurchase of Notes totaling $42.1 million and common stock repurchases through our share repurchase program of $6.3 million. Cash used in financing activities in the first three months of 2015 was primarily related to the repurchase of common stock through our share repurchase program of $18.3 million. In addition, during the first quarter of 2015 we entered into Amendment No. 2 to our Term Loan Credit Agreement which resulted in debt issuance payments of $2.0 million.

As of March 31, 2016, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $337.8 million, representing an increase of $68.4 million compared to March 31, 2015 and a decrease of $10.1 million compared to December 31, 2015. Total debt and capital lease obligations amounted to $282.6 million as of March 31, 2016. In February 2016, we repurchased $35.2 million in principal of the Notes for $42.1 million. As we continue to see strong demand in the overall trailer industry, as well as our operating performance metrics, we believe our liquidity is adequate to fund operations, working capital needs and capital expenditures for the remainder of 2016.

Capital Expenditures

Capital spending amounted to $3.0 million for the first three months of 2016 and is anticipated to be approximately $30 million for 2016. Capital spending for 2016 has been and is expected to continue to be primarily utilized to support maintenance and productivity improvement projects within our facilities as well as growth initiatives such as new products and material technologies.

Off-Balance Sheet Transactions

As of March 31, 2016, we had approximately $7.9 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter ended March 31, 2016.

Contractual Obligations and Commercial Commitments

A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of March 31, 2016 for the remaining nine months of 2016 and the calendar years thereafter are as follows (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total

DEBT:
Revolving Facility (due 2020)	$-	$-	$-	$-	$-	$-	$-
Convertible Senior Notes (due 2018)	-	-	95,835	-	-	-	95,835
Term Loan Credit Facility (due 2022)	1,446	1,928	1,928	1,928	1,928	181,759	190,917
Industrial Revenue Bond	390	538	93	-	-	-	1,021
Capital Leases (including principal and interest)	678	594	461	361	361	390	2,845
TOTAL DEBT	2,514	3,060	98,317	2,289	2,289	182,149	290,618

OTHER:
Operating Leases	2,700	2,901	1,474	732	137	-	7,944
TOTAL OTHER	2,700	2,901	1,474	732	137	-	7,944

OTHER COMMERCIAL COMMITMENTS:
Letters of Credit	5,652	-	-	-	-	-	5,652
Raw Material Purchase Commitments	63,390	5,740	-	-	-	-	69,130
TOTAL OTHER COMMERCIAL
COMMITMENTS	69,042	5,740	-	-	-	-	74,782

TOTAL OBLIGATIONS	74,256	11,701	99,791	3,021	2,426	182,149	373,344

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

We have standby letters of credit totaling $5.7 million issued in connection with workers compensation claims and surety bonds.

We have $69.1 million in purchase commitments through March 2017 for various raw material commodities, including aluminum, steel and nickel as well as other raw material components which are within normal production requirements.

Backlog

Orders that have been confirmed by customers in writing and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $1,130 million at March 31, 2016 compared to $1,209 million at December 31, 2015 and $1,222 million at March 31, 2015. We expect to complete the majority of our existing backlog orders within the next 12 months.

OUTLOOK

The demand environment for trailers remained healthy through the first three months of 2016, as evidenced by our strong backlog, a trailer demand forecast by industry forecasters significantly above replacement demand levels for the next several years and our ability to increase prices and improve margins. Recent estimates from industry analysts, ACT Research Company (“ACT”) and FTR Associates (“FTR”), forecast demand for 2016 and beyond to remain strong. ACT currently estimates demand to be approximately 298,000 trailers for 2016, representing a decrease of 2.9% as compared to 2015, and forecasting continued strong demand levels into the foreseeable future with estimated annual average demand for the four year period ending 2020 to be approximately 264,000 new trailers. FTR anticipates new trailer demand to be approximately 279,000 new trailers in 2016, representing a decrease of 8.5% as compared to 2015 as well as projecting a decrease in 2017 with demand totaling 250,000 trailers. In spite of strong forecasted demand, there remain downside risks relating to issues with both the domestic and global economies, including the housing and construction-related markets in the U.S.

Other potential risks we face as we proceed further into 2016 will primarily relate to our ability to manage the cost and supply of raw materials, commodities and components. Significant increases in the cost of certain commodities, raw materials or components could have an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions aluminum extrusions and specialty steel coil. At the current and expected demand levels, there may be shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products.

We believe we continue to be well-positioned for long-term growth in the trailer industry because: (1) our core customers remain among the dominant participants in the trucking industry; (2) our DuraPlate® and other industry leading brand trailers continue to have increased market acceptance; (3) our focus is on developing solutions that reduce our customers’ trailer maintenance and operating costs providing the best overall value; and (4) our presence throughout North America utilizing both our extensive independent dealer network in addition to the Company-owned branch locations to market and sell our products.

Based on the published industry demand forecasts, customer feedback regarding their current requirements, our existing backlog of orders and our continued efforts to be selective in our order acceptance to ensure we obtain appropriate value for our products, we estimate that for the full year 2016 total new trailers sold will be between 60,000 and 62,000, which reflects trailer volumes 4% to 7% lower than 2015 demand levels, primarily the result of a road construction project which is expected to negatively impact the production of our dry van trailers in 2016. While our expectations for trailer volumes are similar to the demand levels forecasted by industry analysts, through our commitment to continue to favor margin over volume within our Commercial Trailer Products segment and the continued productivity and cost optimization initiatives through all of our businesses, we expect to see continued improvements during 2016.

We are not relying solely on strong new trailer volumes and the solid pricing environment to improve operations and enhance our profitability. We believe our strategic initiative to become a diversified industrial manufacturer will provide us the opportunity to address new markets, enhance our financial profile and reduce the cyclicality within our business. While demand for some of these products is dependent on the development of new products, customer acceptance of our product solutions and the general expansion of our customer base and distribution channels, we remain committed to enhancing and diversifying our business model through organic and strategic initiatives. Through our three operating segments we offer a wide array of products and customer-specific solutions that we believe provide a good foundation for achieving these goals. In addition, we have been and will continue to focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have included a summary of our Critical Accounting Policies and Estimates in our annual report on Form 10-K for the year ended December 31, 2015. There have been no material changes to the summary provided in that report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices and interest rates. The following discussion provides additional detail regarding our exposure to these risks.

Commodity Prices

We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers. As of March 31, 2016, we had $69.1 million in raw material purchase commitments through March 2017 for materials that will be used in the production process, as compared to $72.4 million as of December 31, 2015. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.

Interest Rates

As of March 31, 2016, we had no floating rate debt outstanding under our revolving facility. During the three month period ended March 31, 2016, we maintained an average floating rate borrowing level of less than $0.1 million under our revolving line of credit. In addition, as of March 31, 2016, we had outstanding borrowings under our Term Loan Credit Agreement, as amended, totaling $190.9 million that bear interest at a floating rate, subject to a minimum interest rate. Based on the average borrowings under our revolving facility and the outstanding indebtedness under our Term Loan Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of $0.8 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2016.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal year 2016 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015. See also Note 6, “Contingencies”, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K, for the year ended December 31, 2015, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Our Equity Securities

On February 1, 2016, our Board of Directors approved a stock repurchase program authorizing management to repurchase up to $100 million of its common stock over a two year period. Stock repurchases under this program may be made in open market or in private transactions at times and in amounts that management deems appropriate. For the quarter ended March 31, 2016 we repurchased 493,110 shares pursuant to this repurchase program. Additionally, during this period there were a total of 212,204 shares forfeited to the Company to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
January 2016	0	$0.00	0	$100.0
February 2016	208,751	$11.81	0	$100.0
March 2016	493,110	$12.76	493,110	$93.7
Total	701,861	$12.48	493,110	$93.7

ITEM 6.	EXHIBITS

(a)	Exhibits:
31.01	Certification of Principal Executive Officer
31.02	Certification of Principal Financial Officer
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101	Interactive Data File Pursuant to Rule 405 of Regulation S-T

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: April 26, 2016	By:	/s/ Jeffery L. Taylor
Jeffery L. Taylor
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

