Form 10-Q
period 2016-06-30
WABASH NATIONAL CORP /DE
filed 2016-07-26
CIK 879526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016 OR

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

Yes ☐ No ☒

The number of shares of common stock outstanding at July 21, 2016 was 63,918,521.

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$187,600	$178,853
Accounts receivable	131,951	152,824
Inventories	213,016	166,982
Deferred income taxes	-	22,431
Prepaid expenses and other	25,328	8,417
Total current assets	$557,895	$529,507

PROPERTY, PLANT AND EQUIPMENT	137,722	140,438

DEFERRED INCOME TAXES	20,500	1,358

GOODWILL	148,229	149,718

INTANGIBLE ASSETS	104,541	114,616

OTHER ASSETS	17,706	14,033
	$986,593	$949,670

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$2,457	$37,611
Current portion of capital lease obligations	629	806
Accounts payable	109,388	79,618
Other accrued liabilities	89,115	93,042
Total current liabilities	$201,589	$211,077

LONG-TERM DEBT	277,853	274,885

CAPITAL LEASE OBLIGATIONS	1,609	1,875

DEFERRED INCOME TAXES	583	1,497

OTHER NONCURRENT LIABILITIES	22,719	20,525

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 64,227,021 and 64,929,510 shares outstanding, respectively	722	715
Additional paid-in capital	641,318	642,908
Accumulated deficit	(48,852)	(111,907)
Accumulated other comprehensive income	(2,156)	(1,500)
Treasury stock at cost, 8,090,723 and 6,638,643 common shares, respectively	(108,792)	(90,405)
Total stockholders' equity	$482,240	$439,811
	$986,593	$949,670

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

NET SALES	$471,438	$514,831	$919,114	$952,428

COST OF SALES	380,374	442,426	748,524	822,825

Gross profit	$91,064	$72,405	$170,590	$129,603

GENERAL AND ADMINISTRATIVE EXPENSES	18,495	17,852	37,887	35,903

SELLING EXPENSES	7,045	7,184	14,006	13,754

AMORTIZATION OF INTANGIBLES	4,989	5,315	9,978	10,629

IMPAIRMENT OF GOODWILL	1,663	-	1,663	-

Income from operations	$58,872	$42,054	$107,056	$69,317

OTHER INCOME (EXPENSE):
Interest expense	(3,937)	(4,802)	(8,032)	(9,975)
Other, net	(207)	8,069	(604)	2,687

Income before income taxes	$54,728	$45,321	$98,420	$62,029

INCOME TAX EXPENSE	19,197	16,672	35,365	22,907

Net income	$35,531	$28,649	$63,055	$39,122

BASIC NET INCOME PER SHARE	$0.55	$0.42	$0.97	$0.57

DILUTED NET INCOME PER SHARE	$0.53	$0.41	$0.95	$0.55

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

NET INCOME	$35,531	$28,649	$63,055	$39,122

Other comprehensive income (loss):
Foreign currency translation adjustment	(559)	56	(656)	(247)
Total other comprehensive income (loss)	(559)	56	(656)	(247)

COMPREHENSIVE INCOME	$34,972	$28,705	$62,399	$38,875

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015

Cash flows from operating activities
Net income	$63,055	$39,122
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	8,173	8,305
Amortization of intangibles	9,978	10,629
Net loss/(gain) on the sale of assets	17	(8,326)
Deferred income taxes	1,770	(218)
Excess tax benefits from stock-based compensation	(605)	-
Loss on debt extinguishment	487	5,620
Stock-based compensation	5,702	4,539
Impairment of goodwill	1,663	-
Non-cash interest expense	1,830	2,262
Changes in operating assets and liabilities
Accounts receivable	20,873	(7,106)
Inventories	(46,034)	(66,756)
Prepaid expenses and other	(16,911)	(3,593)
Accounts payable and accrued liabilities	25,154	57,362
Other, net	1,113	619
Net cash provided by operating activities	$76,265	$42,459

Cash flows from investing activities
Capital expenditures	(8,115)	(5,350)
Proceeds from the sale of property, plant and equipment	17	13,168
Other, net	-	(10,000)
Net cash used in investing activities	$(8,098)	$(2,182)

Cash flows from financing activities
Proceeds from exercise of stock options	1,397	1,847
Excess tax benefits from stock-based compensation	605	-
Borrowings under revolving credit facilities	316	416
Payments under revolving credit facilities	(316)	(416)
Principal payments under capital lease obligations	(443)	(746)
Proceeds from issuance of term loan credit facility	-	192,845
Principal payments under term loan credit facility	(964)	(193,327)
Principal payments under industrial revenue bond	(256)	(246)
Debt issuance costs paid	-	(2,467)
Stock repurchase	(17,698)	(41,653)
Convertible senior notes repurchase	(42,061)	-
Other, net	-	(3,079)
Net cash used in financing activities	$(59,420)	$(46,826)

Net increase (decrease) in cash and cash equivalents	$8,747	$(6,549)
Cash and cash equivalents at beginning of period	178,853	146,113
Cash and cash equivalents at end of period	$187,600	$139,564

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements of Wabash National Corporation (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations and cash flows. Certain prior year amounts were reclassified for consistency with the current period presentation. These reclassifications did not materially impact the consolidated financial statements. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

2.	INVENTORIES

Inventories are stated at the lower of cost, primarily determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured inventory includes raw material, labor and overhead. Inventories consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Finished goods	$115,462	$67,260
Used trailers	5,894	7,017
Raw materials and components	58,809	65,790
Aftermarket parts	9,187	8,714
Work in progress	23,664	18,201
	$213,016	$166,982

3.	DEBT

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2016	2015
Convertible senior notes	$95,835	$131,000
Term loan credit agreement	190,434	191,399
Other debt	893	1,149
	$287,162	$323,548
Less: unamortized discount and fees	(6,852)	(11,052)
Less: current portion	(2,457)	(37,611)
	$277,853	$274,885

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

The Notes are convertible by their holders into cash, shares of the Company’s common stock or any combination thereof at the Company’s election, at an initial conversion rate of 85.4372 shares of the Company’s common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events as described in the indenture for the Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date. As of June 30, 2016, the Notes were not convertible based on the above criteria. If the Notes outstanding at June 30, 2016 were converted as of June 30, 2016, the if-converted value would exceed the principal amount by approximately $8 million.

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

The Company accounts separately for the liability and equity components of the Notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance required the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. The Company determined that senior, unsecured corporate bonds traded on the market represent a similar liability to the Notes without the conversion option. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of the Notes to be 7.0%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs (as defined below). The estimated implied interest rate was applied to the Notes, which resulted in a fair value of the liability component of $123.8 million upon issuance, calculated as the present value of implied future payments based on the $150.0 million aggregate principal amount. The $21.7 million difference between the cash proceeds before offering expenses of $145.5 million and the estimated fair value of the liability component was recorded in additional paid-in capital. The discount on the liability portion of the Notes is being amortized over the life of the Notes using the effective interest rate method.

In December 2015, the Company executed agreements with existing holders of the Notes to repurchase $54.2 million in principal amount of such Notes, of which $19.0 million was acquired in that month for $22.9 million, excluding accrued interest. The remaining $35.2 million in principal amount of the Notes was acquired in February 2016 for $42.1 million, excluding accrued interest. The Company recognized a loss on debt extinguishment of $0.5 million from the February 2016 repurchase, which is included in Other, net on the Company’s Condensed Consolidated Statements of Operations.

The Company applies the treasury stock method in calculating the dilutive impact of the Notes. For the three and six month periods ended June 30, 2016, the Notes had a dilutive impact.

The following table summarizes information about the equity and liability components of the Notes (dollars in thousands).

	June 30,	December 31,
	2016	2015
Principal amount of the Notes outstanding	$95,835	$131,000
Unamortized discount and fees of liability component	(5,780)	(9,888)
Net carrying amount of liability component	90,055	121,112
Less: current portion	-	(35,165)
Long-term debt	$90,055	$85,947
Carrying value of equity component, net of issuance costs	$6,835	$15,810
Remaining amortization period of discount on the liability component	1.8 years	2.3 years

Contractual coupon interest expense and accretion of discount and fees on the liability component for the Notes for the three and six month periods ended June 30, 2016 and 2015 were as follow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contractual coupon interest expense	$825	$1,266	$1,732	$2,531
Accretion of discount and fees on the liability component	$733	$1,072	$1,542	$2,125

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

The Amendment, among other things, (i) increases the total commitments under the Credit Facility from $150 million to $175 million, and (ii) extends the maturity date of the Credit Facility from May 2017 to June 2020, but provides for an accelerated maturity in the event the Company’s outstanding Notes are not converted, redeemed, repurchased or refinanced in full on or before the date that is 121 days prior to the maturity date thereof and the Company is not then maintaining, and continues to maintain until the Notes are converted, redeemed, repurchased or refinanced in full, (x) Liquidity of at least $125 million and (y) availability under the Credit Facility of at least $25 million. Liquidity, as defined in the Credit Agreement, reflects the difference between (i) the sum of (A) unrestricted cash and cash equivalents and (B) availability under the Credit Facility and (ii) the amount necessary to fully redeem the Notes.

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

The Credit Agreement is guaranteed by certain of the Company’s subsidiaries (the “Revolver Guarantors”) and is secured by (i) first priority security interests (subject only to customary permitted liens and certain other permitted liens) in substantially all personal property of the Borrowers and the Revolver Guarantors, consisting of accounts receivable, inventory, cash, deposit and securities accounts and any cash or other assets in such accounts and, to the extent evidencing or otherwise related to such property, all general intangibles, licenses, intercompany debt, letter of credit rights, commercial tort claims, chattel paper, instruments, supporting obligations, documents and payment intangibles (collectively, the “Revolver Priority Collateral”), and (ii) second-priority liens on and security interests in (subject only to the liens securing the Term Loan Credit Agreement (as defined below), customary permitted liens and certain other permitted liens) (A) equity interests of each direct subsidiary held by the Borrower and each Revolver Guarantor (subject to customary limitations in the case of the equity of foreign subsidiaries), and (B) substantially all other tangible and intangible assets of the Borrowers and the Revolver Guarantors including equipment, general intangibles, intercompany notes, insurance policies, investment property, intellectual property and material owned real property (in each case, except to the extent constituting Revolver Priority Collateral) (collectively, the “Term Priority Collateral”). The respective priorities of the security interests securing the Credit Agreement and the Term Loan Credit Agreement are governed by an Intercreditor Agreement between the Revolver Agent and the Term Agent (as defined below) (the “Intercreditor Agreement”).

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

As of June 30, 2016 the Company had no outstanding borrowings under the Credit Agreement and was in compliance with all covenants. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Credit Facility, amounted to $356.9 million as of June 30, 2016.

Term Loan Credit Agreement

In May 2012, the Company entered into a credit agreement among the Company, the several lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, joint lead arranger and joint bookrunner (the “Term Agent”), and Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunner (the “Term Loan Credit Agreement”), which initially provided, among other things, for a senior secured term loan facility of $300 million. Also in May 2012, certain of the Company’s subsidiaries (the “Term Guarantors”) entered into a general continuing guarantee of the Company’s obligations under the Term Loan Credit Agreement in favor of the Term Agent (the “Term Guarantee”).

In April 2013, the Company entered into Amendment No.1 to Credit Agreement (the “Amendment No. 1”), which became effective on May 9, 2013. As of the Amendment No. 1 date, there was $297.0 million of term loans outstanding under the Term Loan Credit Agreement (the “Initial Loans”), of which the Company paid $20.0 million in connection with Amendment No. 1. Under Amendment No. 1, the lenders agreed to provide to the Company term loans in an aggregate principal amount of $277.0 million, which were exchanged for and used to refinance the Initial Loans (the “Tranche B-1 Loans”).

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

For the six months ended June 30, 2016 and 2015, under the Term Loan Credit Agreement the Company paid interest of $4.2 million and $4.3 million, respectively, and principal of $1.0 million and $0.5 million, respectively. As of June 30, 2016, the Company had $190.4 million outstanding under the Term Loan Credit Agreement, of which $1.9 million was classified as current on the Company’s Condensed Consolidated Balance Sheet.

For the six months ended June 30, 2016 and 2015, the Company incurred charges of approximately $0.1 million and $0.2 million, respectively, for amortization of fees and original issuance discount which is included in Interest Expense in the Condensed Consolidated Statements of Operations.

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

The investments purchased by the Company (asset) include mutual funds, $2.9 million of which are classified as Level 1, and life-insurance contracts valued based on the performance of underlying mutual funds, $8.4 million of which are classified as Level 2.

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

Estimated Fair Value of Debt

The estimated fair value of long-term debt at June 30, 2016 consists primarily of the Notes and borrowings under the Term Loan Credit Agreement (see Note 3). The fair value of the Notes, the Term Loan Credit Agreement and the Credit Facility are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Credit Facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings. All other debt and capital lease obligations approximate their fair value as determined by discounted cash flows and are classified as Level 3.

The Company’s carrying and estimated fair value of debt at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016				December 31, 2015
	Carrying	Fair Value			Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Instrument
Convertible senior notes	$90,055	$-	$119,257	$-	$121,112	$-	$155,694	$-
Term loan credit agreement	189,424	-	189,958	-	190,311	-	190,442	-
Other debt	861	-	-	861	1,106	-	-	1,106
Capital lease obligations	2,208	-	-	2,208	2,648	-	-	2,648
	$282,548	$-	$309,215	$3,069	$315,177	$-	$346,136	$3,754

5.	STOCK-BASED COMPENSATION

The Company recognizes all share-based payments based upon their fair value. The Company values stock option awards using a binomial option-pricing model, which incorporates various assumptions including expected volatility, expected term, dividend yield and risk-free interest rates. The expected volatility is based upon the Company’s historical experience. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate utilized for periods throughout the contractual life of the options are based upon U.S. Treasury security yields at the time of grant. The Company grants restricted stock units subject to service, performance and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance based units is based on the market price of a share of underlying common stock at the date of grant. The fair value of the market based units is based on a lattice valuation model. The amount of compensation costs related to stock options, restricted stock units and performance units not yet recognized was $17.2 million at June 30, 2016 for which the expense will be recognized through 2019.

6.	CONTINGENCIES

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, and is periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations"). As of June 30, 2016, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

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

Based on its current knowledge, and taking into consideration its litigation-related liabilities, the Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding or governmental examination other than the matters below, which are addressed individually, that would have a material adverse effect on the Company's consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, in light of the uncertainties involved in such matters, the ultimate outcome of a particular matter could be material to the Company's operating results for a particular period depending on, among other factors, the size of the loss or liability imposed and the level of the Company's income for that period. Costs associated with the litigation and settlements of legal matters are reported within General and Administrative Expenses in the Condensed Consolidated Statements of Operations.

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

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil. On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damages amount was approximately R$26.7 million (Brazilian Reais), which is approximately $8.3 million U.S. dollars using current exchange rates and exclusive of any potentially court-imposed interest, fees or inflation adjustments. The Company currently estimates these adjustments to be approximately $58 million, at current exchange rates, but this amount will change with the passage of time and may be increased or decreased at the discretion of the court at the time of final judgment in this matter. Due, in part, to the amount and type of damages awarded by the Fourth Civil Court of Curitiba, Wabash immediately filed for clarification of the judgment. The Fourth Civil Court has issued its clarification of judgment, leaving the underlying decision unchanged and referring the parties to the State of Paraná Court of Appeals for any further appeal of the decision. As such, the Company filed its notice of appeal with the Court of Appeals, as well as its initial appeal papers, on April 22, 2013. The Court of Appeals has the authority to re-hear all facts presented to the lower court, as well as to reconsider the legal questions presented in the case, and to render a new judgment in the case without regard to the lower court’s findings. Pending outcome of this appeal process, the judgment is not enforceable by the plaintiff. Any ruling from the Court of Appeals is not expected before the third quarter of 2016, at the earliest, and, accordingly, the judgment rendered by the lower court cannot be enforced prior to that time, and may be overturned or reduced as a result of this process. Furthermore, the ruling of the Court of Appeals may be further appealed to a higher court by either party. The Company believes that the claims asserted by BK are without merit and it intends to continue to vigorously defend its position. The Company has not recorded a charge with respect to this loss contingency as of June 30, 2016. Furthermore, at this time, the Company remains unable to reasonably estimate the amount of any possible loss or range of loss that it may be required to pay at the conclusion of the case. The Company will continue to reassess the need for the recognition of a loss contingency as the case proceeds through the Court of Appeals, upon a decision to settle this case with the plaintiffs or an internal decision as to an amount that the Company would be willing to settle or upon the outcome of the appeals process.

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

Walker Acquisition

In connection with the Company’s acquisition of Walker in May 2012, there is an outstanding claim of approximately $2.9 million for unpaid benefits that is currently in dispute and that, if required to be paid by the Company, is not expected to have a material adverse effect on the Company’s financial condition or results of operations

Environmental Disputes

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

In September 2003, the Company was noticed as a PRP by the EPA pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site (the “Superfund Site”) pursuant to CERCLA. The EPA’s allegation that the Company was a PRP arises out of the Company’s acquisition of a former branch facility located approximately five miles from the original Superfund Site. The Company acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002. In June 2010, the Company was contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that the Company contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010. The Company initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from the Company. In May 2016, the Company, the ADEQ and the RID executed the originally proposed settlement agreements and, following a statutorily required 30-day public comment period, the settlement agreements were finalized and the Company paid $0.2 million, which had been accrued by the Company since 2010.

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

Per share results have been calculated based on the average number of common shares outstanding. The calculation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic net income per share:
Net income applicable to common stockholders	$35,531	$28,649	$63,055	$39,122
Weighted average common shares outstanding	64,834	67,591	64,936	68,158
Basic net income per share	$0.55	$0.42	$0.97	$0.57

Diluted net income per share:
Net income applicable to common stockholders	$35,531	$28,649	$63,055	$39,122

Weighted average common shares outstanding	64,834	67,591	64,936	68,158
Dilutive shares from assumed conversion of convertible senior notes	1,057	2,047	529	1,888
Dilutive stock options and restricted stock	1,224	1,056	1,205	1,076
Diluted weighted average common shares outstanding	67,115	70,694	66,670	71,122
Diluted net income per share	$0.53	$0.41	$0.95	$0.55

Average diluted shares outstanding for the three and six month periods ended June 30, 2016 and 2015 exclude options to purchase common shares totaling 495 and 622, respectively, and 591 and 574, respectively, because the exercise prices were greater than the average market price of the common shares. In addition, the calculation of diluted net income per share for the three and six month periods ended June 30, 2016 and 2015 includes the impact of the Company’s Notes as the average stock price of the Company’s common stock during these periods was above the initial conversion price of approximately $11.70 per share.

8.	INCOME TAXES

The Company recognized income tax expense of $35.4 million in the first six months of 2016 compared to $22.9 million for the same period in the prior year. The effective tax rate for the first six months of 2016 and 2015 were 35.9% and 36.9%, respectively. These effective tax rates differ from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes, the benefit of the U.S. Internal Revenue Code domestic manufacturing deduction. In addition, the effective tax rate for the six month period ending June 30, 2016 includes the tax benefit from the repurchase of the Notes (see Note 3).

9.	OTHER ACCRUED LIABILITIES

The following table presents major components of Other Accrued Liabilities (in thousands):

	June 30,	December 31,
	2016	2015
Payroll and related taxes	$28,692	$34,427
Warranty	20,235	19,709
Customer Deposits	17,079	14,877
Self-Insurance	8,154	7,677
Accrued Taxes	7,344	8,075
All Other	7,611	8,277
	$89,115	$93,042

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	June 30,	June 30,
	2016	2015
Balance as of January 1	$19,709	$15,462
Provision for warranties issued in current year	3,140	3,503
Provision for (Recovery of) pre-existing warranties	182	(289)
Payments	(2,796)	(2,577)
Balance as of June 30,	$20,235	$16,099

The Company offers a limited warranty for its products with a coverage period that ranges between one and five years, except that the coverage period for DuraPlate® trailer panels is ten years. The Company passes through component manufacturers’ warranties to our customers. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.

10.	SEGMENTS

a. Segment Reporting

During the second quarter of 2016, the Company realigned its reporting segments and, as a result, the businesses previously operating within the former retail segment are now reported under either Commercial Trailer Products or Diversified Products in effort to strengthen the alignment between the Company’s manufacturing businesses and its retail sales and service operations, improve profitability and capitalize on growth opportunities. Additionally, the Company performed an analysis to determine the allocations of goodwill and test for impairment. Based on the testing performed, the Company determined that the portion of goodwill allocated to the retail branch operations was impaired as the fair value of the reporting unit did not exceed its carrying value resulting in an impairment charge for the Commercial Trailer Products reporting segment of $1.7 million.

As a result of the realignment of reporting segments, the Company now manages its business in two segments: Commercial Trailer Products and Diversified Products. The Commercial Trailer Products segment produces and sells new trailers to customers who purchase trailers directly from the Company, through independent dealers and Company owned branch locations. The Diversified Products segment focuses on the Company’s commitment to expand its customer base, diversify its product offerings and revenues and extend its market leadership by leveraging its proprietary DuraPlate® panel technology, drawing on its core manufacturing expertise and making available products that are complementary to truck and tank trailers and transportation equipment. Financial performance for each of the Company’s reporting segments below has been restated to reflect the realignment.

The Company has not allocated certain corporate related administrative costs, interest and income taxes included in the corporate and eliminations segment to the Company’s other reportable segments. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows (in thousands):

	Commercial	Diversified	Corporate and
	Trailer Products	Products	Eliminations	Consolidated
Three Months Ended June 30, 2016
Net Sales
External Customers	$382,207	$89,231	$-	$471,438
Intersegment Sales	5	3,639	(3,644)	-
Total Net Sales	$382,212	$92,870	$(3,644)	$471,438

Income (Loss) from operations	$57,135	$10,258	$(8,521)	$58,872
Assets	$353,270	$394,233	$239,090	$986,593

2015
Net Sales
External Customers	$412,641	$102,190	$-	$514,831
Intersegment Sales	23	3,116	(3,139)	-
Total Net Sales	$412,664	$105,306	$(3,139)	$514,831

Income (Loss) from operations	$39,249	$9,769	$(6,964)	$42,054
Assets	$381,821	$424,518	$188,463	$994,802

	Commercial	Diversified	Corporate and
	Trailer Products	Products	Eliminations	Consolidated
Six Months Ended June 30, 2016
Net Sales
External Customers	$746,237	$172,877	$-	$919,114
Intersegment Sales	15	6,282	(6,297)	-
Total Net Sales	$746,252	$179,159	$(6,297)	$919,114

Income (Loss) from operations	$107,392	$17,247	$(17,583)	$107,056
Assets	$353,270	$394,233	$239,090	$986,593

2015
Net Sales
External Customers	$741,657	$210,771	$-	$952,428
Intersegment Sales	196	5,675	(5,871)	-
Total Net Sales	$741,853	$216,446	$(5,871)	$952,428

Income (Loss) from operations	$62,159	$21,124	$(13,966)	$69,317
Assets	$381,821	$424,518	$188,463	$994,802

b. Product Information

The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Commercial	Diversified	Corporate and
	Trailer Products	Products	Eliminations	Consolidated
	$	$	$	$	%
Three Months Ended June 30, 2016
New Trailers	359,763	34,229	-	393,992	83.6
Used Trailers	3,427	1,093	-	4,520	1.0
Components, parts and service	14,869	31,958	(3,644)	43,183	9.2
Equipment and other	4,153	25,590	-	29,743	6.2
Total net sales	382,212	92,870	(3,644)	471,438	100.0

2015
New Trailers	384,442	51,236	-	435,678	84.6
Used Trailers	9,226	1,323	-	10,549	2.0
Components, parts and service	15,616	30,723	(3,139)	43,200	8.4
Equipment and other	3,380	22,024	-	25,404	5.0
Total net sales	412,664	105,306	(3,139)	514,831	100.0

Six Months Ended June 30, 2016
New Trailers	701,796	64,005	-	765,801	83.3
Used Trailers	7,279	1,994	-	9,273	1.0
Components, parts and service	29,070	59,345	(6,297)	82,118	8.9
Equipment and other	8,107	53,815	-	61,922	6.8
Total net sales	746,252	179,159	(6,297)	919,114	100.0

2015
New Trailers	691,696	105,254	-	796,950	83.7
Used Trailers	13,640	2,492	-	16,132	1.7
Components, parts and service	29,619	60,917	(5,823)	84,713	8.9
Equipment and other	6,898	47,783	(48)	54,633	5.7
Total net sales	741,853	216,446	(5,871)	952,428	100.0

11. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Furthermore, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606). The amendments in this update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date of these standards will be the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company is currently assessing the potential impact of the adoption on its financial statements and related disclosures and has not yet decided on a transition method.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This amendment changes how deferred taxes are recognized by eliminating the requirement of presenting deferred tax liabilities and assets as current and noncurrent on the balance sheet. Instead, the requirement will be to classify all deferred tax liabilities and assets as noncurrent. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption permitted. ASU 2015-17 can be adopted either prospectively or retrospectively to all periods presented. The Company has adopted ASU 2015-17 prospectively beginning with the first quarter of 2016 and deferred income taxes are now presented as non-current items.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new guidance requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance will be effective for the Company as of January 1, 2020. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report of Wabash National Corporation (the “Company,” “Wabash” or “we”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forward-looking statements” include, but are not limited to, statements regarding:

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

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.7	85.9	81.4	86.4
Gross profit	19.3	14.1	18.6	13.6

General and administrative expenses	3.9	3.5	4.1	3.8
Selling expenses	1.5	1.4	1.5	1.4
Amortization of intangibles	1.1	1.0	1.1	1.1
Impairment of goodwill	0.3	-	0.2	-
Income from operations	12.5	8.2	11.7	7.3

Interest expense	(0.8)	(0.9)	(0.9)	(1.0)
Other, net	(0.1)	1.5	(0.1)	0.2
Income before income taxes	11.6	8.8	10.7	6.5

Income tax expense	4.1	3.2	3.8	2.4
Net income	7.5%	5.6%	6.9%	4.1%

For the three and six month period ended June 30, 2016, we recorded net sales of $471.4 million and $919.1 million, respectively, compared to $514.8 million and $952.4 million, respectively, in the prior year periods. Net sales for the three month period ended June 30, 2016 decreased $43.4 million, or 8.4%, compared to the prior year period, due primarily to a decrease in new trailer shipments of approximately 1,000 units, or 5.9%, as well as a decrease in used trailers shipments of approximately 300 units, or 46.2%. Gross profit margin increased to 19.3% in the second quarter of 2016 compared to 14.1% in the prior year period driven improved pricing and continued manufacturing efficiencies. We continue to be encouraged by the strong demand within the dry and refrigerated trailer segment throughout the first six months of 2016, and our expectation is that overall industry shipment and production levels will remain above replacement demand for the remainder of 2016 as many key structural and market drivers continue to support healthy demand for new trailers.

For the three month period ended June 30, 2016, selling, general and administrative expenses increased $0.5 million as compared to the same period in 2015 primarily due to increases in outside services and professional fees. As a percentage of net sales, selling, general and administrative expenses increased to 5.4% in the second quarter of 2016 as compared to 4.9% in the prior year period.

During the second quarter of 2016, we realigned our reporting segments and, as a result, the businesses previously operating within the former retail segment are now reported under either Commercial Trailer Products or Diversified Products in effort to strengthen the alignment between the our manufacturing businesses and the retail sales and service operations, improve profitability and capitalize on growth opportunities. As a result of the realignment of reporting segments, we now manage our business in two segments: Commercial Trailer Products and Diversified Products. The Commercial Trailer Products segment produces and sells new trailers to customers who purchase trailers directly from the Company, through independent dealers and Company owned branch locations. The Diversified Products segment focuses on our commitment to expand our customer base, diversify our product offerings and revenues and extend our market leadership by leveraging the proprietary DuraPlate® panel technology, drawing on our core manufacturing expertise and making available products that are complementary to truck and tank trailers and transportation equipment. The prior year financial performance for each of our reporting segments below has been restated to reflect the realignment.

Our management team continues to be focused on increasing overall shareholder value by optimizing our manufacturing operations to match the current demand environment, implementing cost savings initiatives and lean manufacturing techniques, strengthening our capital structure, developing innovative products that enable our customers to succeed, improving earnings and continuing diversification of the business into higher margin, less cyclical opportunities that leverage our intellectual and process capabilities.

Three Months Ended June 30, 2016

Net Sales

Net sales in the second quarter of 2016 decreased $43.4 million, or 8.4%, compared to the second quarter of 2015. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended June 30,
(prior to elimination of intersegment sales)			Change
	2016	2015	$	%
Sales by Segment
Commercial Trailer Products	$382,212	$412,664	$(30,452)	(7.4)
Diversified Products	92,870	105,306	(12,436)	(11.8)
Eliminations	(3,644)	(3,139)
Total	$471,438	$514,831	$(43,393)	(8.4)

New Trailers	(units)
Commercial Trailer Products	15,350	16,100	(750)	(4.7)
Diversified Products	550	800	(250)	(31.3)
Total	15,900	16,900	(1,000)	(5.9)

Used Trailers	(units)
Commercial Trailer Products	300	600	(300)	(50.0)
Diversified Products	50	50	-	-
Total	350	650	(300)	(46.2)

Commercial Trailer Products segment sales prior to the elimination of intersegment sales were $382.2 million for the second quarter of 2016, a decrease of $30.5 million, or 7.4%, compared to the second quarter of 2015. Trailers shipped during the second quarter of 2016 totaled 15,350 trailers compared to 16,100 trailers in the prior year period, a 4.7% decrease. The decrease in trailer shipments as well as an approximate 3.9% decrease in the average selling price of trailers due to product mix as compared to the prior year period primarily drove the decrease in sales. Used trailer sales decreased $5.8 million, or 62.8%, compared to the prior year period primarily due to 300 fewer used trailers shipped in the second quarter of 2016 compared to the prior year period.

Diversified Products segment sales prior to the elimination of intersegment sales were $92.9 million for the second quarter of 2016, down $12.4 million, or 11.8%, compared to the second quarter of 2015. New trailer sales decreased $17.0 million, or 33.2%, from the prior year period as new trailer shipments during the second quarter of 2016 totaled 550 units, a decrease from the 800 trailers shipped during the prior year period, due primarily to lower demand for tank trailers within the chemical and energy end markets. Sales of our components, parts and service product offerings increased $1.2 million, or 4.0%, as compared to the prior year period due to higher volume. Equipment sales increased $3.6 million, or 16.2%, compared to the prior year period as a result of higher demand for our engineered products.

Cost of Sales

Cost of sales for the second quarter of 2016 was $380.4 million, a decrease of $62.1 million, or 14.0%, compared to the second quarter of 2015. As a percentage of net sales, cost of sales was 80.7% in the second quarter of 2016 compared to 85.9% in the second quarter of 2015.

Commercial Trailer Products segment cost of sales, prior to the elimination of intersegment sales, as detailed in the following table, was $313.2 million for the second quarter of 2016, a decrease of $50.4 million, or 13.9%, compared to the second quarter of 2015. As a percentage of net sales, cost of sales was 81.9% for the current quarter compared to 88.1% in the prior year period.

	Three Months Ended June 30,
Commercial Trailer Products Segment	2016		2015
(prior to elimination of intersegment sales)	(dollars in thousands)
		% of Net		% of Net
		Sales		Sales
Material Costs	$238,172	62.3%	$285,412	69.1%
Other Manufacturing Costs	75,013	19.6%	78,212	19.0%
	$313,185	81.9%	$363,624	88.1%

Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses. Commercial Trailer Products material costs were 62.3% of net sales in the second quarter of 2016 compared to 69.1% for the same period in 2015. The 690 basis point decrease was primarily driven by favorable material costs including cost optimization through product design and sourcing as compared to the prior year period. Other manufacturing costs decreased $3.2 million in the current year period as compared to the prior year period, resulting from lower variable costs related to lower trailer volumes. As a percentage of sales, other manufacturing costs increased from 19.0% in the second quarter of 2015 to 19.6% in the 2016 period.

Diversified Products segment cost of sales was $69.9 million in the second quarter of 2016, a decrease of $11.7 million, or 14.3%, compared to the same period in 2015. As a percentage of net sales, prior to the elimination of intersegment sales, cost of sales was 75.3% in the second quarter of 2016 as compared to 77.5% in the 2015 period. This 220 basis point reduction was primarily due to operational efficiencies, favorable material costs and product mix.

Gross Profit

Gross profit was $91.1 million in the second quarter of 2016, an increase of $18.7 million from the prior year period. Gross profit as a percentage of sales was 19.3% for the current quarter and 14.1% for the same period in 2015. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended June 30,
			Change
	2016	2015	$	%
Gross Profit by Segment
Commercial Trailer Products	$69,027	$49,040	$19,987	40.8
Diversified Products	22,938	23,687	(749)	(3.2)
Corporate	(901)	(322)	(579)
Total	$91,064	$72,405	$18,659	25.8

Commercial Trailer Products segment gross profit was $69.0 million for the second quarter of 2016 compared to $49.0 million for the second quarter of 2015. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 18.1% in the second quarter of 2016 compared to 11.9% in the 2015 period. The increase in gross profit margin as compared to the prior year period was primarily driven by an improved pricing environment and operational efficiencies.

Diversified Products segment gross profit was $22.9 million for the second quarter of 2016 compared to $23.7 million in the same quarter of 2015. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 24.7% in the second quarter of 2016 compared to 22.5% in the 2015 period. The increase in gross profit as a percentage of net sales compared to the prior year period was due primarily to the shipment of a more favorable mix of products, material costs and operational efficiencies.

General and Administrative Expenses

General and administrative expenses for the second quarter of 2016 increased $0.6 million, or 3.6%, from the prior year period, primarily as a result of a $0.6 million increase in outside service and professional fee expenditures. As a percentage of sales, general and administrative expenses were 3.9% for the current quarter as compared to 3.5% for the second quarter of 2015.

Selling Expenses

Selling expenses were $7.0 million in the second quarter of 2016, a decrease of $0.1 million, or 1.9%, compared to the prior year period as decreases in salaries and employee related costs were partially offset by higher advertising and promotion expenses. As a percentage of net sales, selling expenses were 1.5% for the second quarter of 2016, up slightly from 1.4% for the second quarter of 2015.

Amortization of Intangibles

Amortization of intangibles was $5.0 million for the second quarter of 2016 compared to $5.3 million in the prior year period. Amortization of intangibles for both periods were primarily the result of expenses recognized for intangible assets recorded from the acquisition of Walker Group Holdings (“Walker”) in May 2012 and certain assets of Beall Corporation (“Beall”) in February 2013.

Impairment of Goodwill

We review goodwill for impairment, at the reporting unit level, annually and whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable. During the second quarter of 2016, with the realignment of our reporting segments we performed an analysis to determine the allocations of goodwill and test for impairment. Based on the testing performed, we determined that the portion of goodwill allocated to our retail branch operations was impaired as the fair value of the reporting unit did not exceed its carrying value resulting in an impairment charge for the Commercial Trailer Products reporting segment of $1.7 million.

Other Income (Expense)

Interest expense for the second quarter of 2016 totaled $3.9 million compared to $4.8 million in the second quarter of 2015. Interest expense for both periods is primarily related to interest and non-cash accretion charges on our Notes (as defined below) and Term Loan Credit Agreement (as defined below). The decrease from the prior year period is primarily due to the repurchase of Notes completed in the fourth quarter of 2015 and the first quarter of 2016.

Other, net for the second quarter of 2016 represented an expense of $0.2 million as compared to income of $8.1 million for the prior year period. The prior year period primarily consists of an $8.3 million gain on the sale of real estate in Fontana, California and Portland, Oregon, within the former Retail segment, partially offset by losses incurred in connection with the amendment to our Credit Agreement.

Income Taxes

We recognized income tax expense of $19.2 million in the second quarter 2016 compared to $16.7 million for the same period in the prior year. The effective tax rate for the second quarter of 2016 was 35.1%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes offset by the benefit of the U.S. Internal Revenue Code domestic manufacturing deduction and the benefit from the repurchase of our Notes.

Six Months Ended June 30, 2016

Net Sales

Net sales in the first six months of 2016 decreased $33.3 million, or 3.5%, compared to the first six months of 2015. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Six Months Ended June 30,
(prior to elimination of intersegment sales)			Change
	2016	2015	$	%
Sales by Segment
Commercial Trailer Products	$746,252	$741,853	$4,399	0.6
Diversified Products	179,159	216,446	(37,287)	(17.2)
Eliminations	(6,297)	(5,871)
Total	$919,114	$952,428	$(33,314)	(3.5)

New Trailers	(units)
Commercial Trailer Products	29,350	29,550	(200)	(0.7)
Diversified Products	1,050	1,700	(650)	(38.2)
Total	30,400	31,250	(850)	(2.7)

Used Trailers	(units)
Commercial Trailer Products	550	900	(350)	(38.9)
Diversified Products	50	100	(50)	(50.0)
Total	600	1,000	(400)	(40.0)

Commercial Trailer Products segment sales prior to the elimination of intersegment sales were $746.3 million for the first six months of 2016, an increase of $4.4 million, or 0.6%, compared to the first six months of 2015. Trailers shipped during the first six months of 2016 totaled 29,350 trailers compared to 29,550 trailers in the prior year period, a 0.7% decrease. The increase in sales was due primarily to an improved pricing environment and favorable product mix partially offset by the fewer trailer shipments. Used trailer sales decreased $6.4 million, or 46.6%, compared to the prior year period primarily due to 350 fewer used trailers shipped in the first six months of 2016 compared to the prior year period.

Diversified Products segment sales prior to the elimination of intersegment sales were $179.2 million for the first six months of 2016, down $37.3 million, or 17.2%, compared to the same period of 2015. New trailer sales decreased $41.2 million, or 39.2%, from the prior year period as new trailer shipments during the first half of 2016 totaled 1,050 units, a decrease of 650 trailers, or 38.2%, as compared to the prior year period, due primarily to a decrease in demand for tank trailers within the chemical and energy end markets. Sales of our components, parts and service product offerings decreased $1.6 million, or 2.6%, as compared to the prior year period due to lower volume. Equipment sales increased $6.0 million, or 12.6%, compared to the prior year period as a result of higher demand for our engineered products.

Cost of Sales

Cost of sales for the first six months of 2016 was $748.5 million, a decrease of $74.3 million, or 9.0%, compared to the same period of 2015. As a percentage of net sales, cost of sales was 81.4% in the first six months of 2016 compared to 86.4% in the first six months of 2015.

Commercial Trailer Products segment cost of sales, prior to the elimination of intersegment sales, as detailed in the following table, was $616.8 million for the first half of 2016, a decrease of $43.7 million, or 6.6%, compared to the same period of 2015. As a percentage of net sales, cost of sales was 82.7% for the first six months of 2016 compared to 89.0% in the prior year period.

	Six Months Ended June 30,
Commercial Trailer Products Segment	2016		2015
(prior to elimination of intersegment sales)	(dollars in thousands)
		% of Net		% of Net
		Sales		Sales
Material Costs	$463,044	62.1%	$513,534	69.2%
Other Manufacturing Costs	153,785	20.6%	147,007	19.8%
	$616,829	82.7%	$660,541	89.0%

Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses. Commercial Trailer Products material costs were 62.1% of net sales in the first six months of 2016 compared to 69.2% for the same period in 2015. The 710 basis point decrease was primarily driven by improved pricing, favorable material costs including cost optimization through product design and sourcing as compared to the prior year period. Other manufacturing costs increased $6.8 million in the current year period as compared to the prior year period, primarily related to product mix and increased costs associated with introduction of new truck body product line. As a percentage of sales, other manufacturing costs increased from 19.8% in the first six months of 2015 to 20.6% in the 2016 period.

Diversified Products segment cost of sales was $136.0 million in the first six months of 2016, a decrease of $31.4 million, or 18.8%, compared to the same period in 2015. As a percentage of net sales, prior to the elimination of intersegment sales, cost of sales was 75.9% in the first six months of 2016 as compared to 77.3% in the 2015 period. This 140 basis point decrease as a percentage of net sales was due primarily to product mix, lower material costs and continued operational efficiencies.

Gross Profit

Gross profit was $170.6 million in the first six months of 2016, an increase of $41.0 million from the prior year period. Gross profit as a percentage of sales was 18.6% for the current quarter and 13.6% for the same period in 2015. Gross profit by segment was as follows (dollars in thousands):

	Six Months Ended June 30,
			Change
	2016	2015	$	%
Gross Profit by Segment
Commercial Trailer Products	$129,423	$81,312	$48,111	59.2
Diversified Products	43,148	49,032	(5,884)	(12.0)
Corporate	(1,981)	(741)	(1,240)
Total	$170,590	$129,603	$40,987	31.6

Commercial Trailer Products segment gross profit was $129.4 million for the first six months of 2016 compared to $81.3 million for the prior year period. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 17.3% in 2016 compared to 11.0% in the 2015 period. The increase in gross profit margin as compared to the prior year period was primarily driven by an improved pricing environment, favorable material costs and operational efficiencies.

Diversified Products segment gross profit was $43.1 million for the first half of 2016 compared to $49.0 million in the same period of 2015. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 24.1% in the 2016 period compared to 22.7% in the 2015 period. The increase in gross profit as a percentage of net sales compared to the prior year period was due primarily to the shipment of a more favorable mix of products, favorable material costs as well as operational efficiencies.

General and Administrative Expenses

General and administrative expenses for the first six months of 2016 increased $2.0 million, or 5.5%, from the prior year period as a result of a $1.0 million increase in information technology cost attributable to infrastructure upgrades, a $0.6 million increase in outside services and professional fees, and $0.4 million increase in various other operating expenses. As a percentage of sales, general and administrative expenses were 4.1% for the 2016 period as compared to 3.8% for the same period of 2015.

Selling Expenses

Selling expenses were $14.0 million in the first six months of 2016, an increase of $0.3 million, or 1.8%, compared to the prior year period, as a result of a $0.2 million increase in advertising and promotional efforts. As a percentage of net sales, selling expenses were 1.5% for the 2016 period, up slightly from 1.4% for the prior year period.

Amortization of Intangibles

Amortization of intangibles was $10.0 million for the first six months of 2016 compared to $10.6 million in the prior year period. Amortization of intangibles for both periods were primarily the result of expenses recognized for intangible assets recorded from the acquisition of Walker in May 2012 and certain assets of Beall in February 2013.

Other Income (Expense)

Interest expense for the first six months of 2016 totaled $8.0 million compared to $10.0 million in the prior year period. Interest expense for both periods is primarily related to interest and non-cash accretion charges on our Notes and Term Loan Credit Agreement. The decrease from the prior year period is primarily due to Notes repurchases completed in the fourth quarter of 2015 and the first quarter of 2016.

Other, net for the first six months of 2016 represented an expense of $0.6 million as compared to income of $2.7 million for the prior year period. The current year period primarily consists of loss on early extinguishment of debt of $0.5 million related to the Notes repurchase in February 2016. The prior year period primarily consists of an $8.3 million gain on the sale of real estate in Fontana, California and Portland, Oregon within our former Retail segment, partially offset by $5.6 million of accelerated amortization and related fees in connection with the refinancing of our Term Loan Credit Agreement and amending our Credit Agreement.

Income Taxes

We recognized income tax expense of $35.4 million in the first half of 2016 compared to $22.9 million for the same period in the prior year. The effective tax rate for the six months of 2016 was 35.9%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes offset by the benefit of the U.S. Internal Revenue Code domestic manufacturing deduction and the benefit from the repurchase of our Notes.

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of debt and equity. As of June 30, 2016, our debt to equity ratio was approximately 0.6:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of maintaining strong liquidity, deleveraging our balance sheet, investing in the business, both organically and strategically, and returning capital to our shareholders. For the remainder of 2016, we expect to continue our commitment to fund our working capital requirements and capital expenditures while also returning capital to our shareholders and deleveraging our balance sheet through cash flows from operations as well as available borrowings under our existing Credit Agreement (as defined below).

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

The Notes are convertible by their holders into cash, shares of our common stock or any combination thereof at our election, at an initial conversion rate of 85.4372 shares of our common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events as described in the indenture for the Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date. As of June 30, 2016, the Notes were not convertible based on the above criteria. If the Notes outstanding at June 30, 2016 were converted as of June 30, 2016, the if-converted value would exceed the principal amount by approximately $8 million.

It is our intent to settle conversions through a net share settlement, which involves repayment of cash for the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion. We used the net proceeds of $145.1 million from the sale of the Notes to fund a portion of the purchase price of the acquisition of Walker in May 2012.

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

In December 2015, we executed agreements with existing holders of the Notes to repurchase $54.2 million in principal amount of such Notes, of which $19.0 million was acquired in that month for $22.9 million, excluding accrued interest. The remaining $35.2 million in principal amount of the Notes was acquired in February 2016 for $42.1 million, excluding accrued interest. We recognized a loss on debt extinguishment of $0.5 million from the February 2016 repurchase, which is included in Other, net on our Condensed Consolidated Statements of Operations.

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

The Amendment, among other things, (i) increases the total commitments under the Credit Facility from $150 million to $175 million, and (ii) extends the maturity date of the Credit Facility from May 2017 to June 2020, but provides for an accelerated maturity in the event our outstanding Notes are not converted, redeemed, repurchased or refinanced in full on or before the date that is 121 days prior to the maturity date thereof and we are not then maintaining, and continue to maintain until the Notes are converted, redeemed, repurchased or refinanced in full, (x) Liquidity of at least $125 million and (y) availability under the Credit Facility of at least $25 million. Liquidity, as defined in the Credit Agreement, reflects the difference between (i) the sum of (A) unrestricted cash and cash equivalents and (B) availability under the Credit Facility and (ii) the amount necessary to fully redeem the Notes.

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

The Credit Agreement is guaranteed by certain of the Company’s subsidiaries (the “Revolver Guarantors”) and is secured by (i) first priority security interests (subject only to customary permitted liens and certain other permitted liens) in substantially all personal property of the Borrowers and the Revolver Guarantors, consisting of accounts receivable, inventory, cash, deposit and securities accounts and any cash or other assets in such accounts and, to the extent evidencing or otherwise related to such property, all general intangibles, licenses, intercompany debt, letter of credit rights, commercial tort claims, chattel paper, instruments, supporting obligations, documents and payment intangibles (collectively, the “Revolver Priority Collateral”), and (ii) second-priority liens on and security interests in (subject only to the liens securing the Term Loan Credit Agreement (as defined below) customary permitted liens and certain other permitted liens) (A) equity interests of each direct subsidiary held by the Borrower and each Revolver Guarantor (subject to customary limitations in the case of the equity of foreign subsidiaries), and (B) substantially all other tangible and intangible assets of the Borrowers and the Revolver Guarantors including equipment, general intangibles, intercompany notes, insurance policies, investment property, intellectual property and material owned real property (in each case, except to the extent constituting Revolver Priority Collateral) (collectively, the “Term Priority Collateral”). The respective priorities of the security interests securing the Credit Agreement and the Term Loan Credit Agreement are governed by an Intercreditor Agreement between the Revolver Agent and the Term Agent (as defined below) (the “Intercreditor Agreement”).

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

As of June 30, 2016, we were in compliance with all covenants of the Credit Agreement.

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

In April 2013, we entered into Amendment No.1 to Credit Agreement (the “Amendment No. 1”), which became effective on May 9, 2013. As of the Amendment No. 1 date, there was $297.0 million of term loans outstanding under the Term Loan Credit Agreement (the “Initial Loans”), of which we paid $20.0 million in connection with Amendment No. 1. Under Amendment No. 1, the lenders agreed to provide us term loans in an aggregate principal amount of $277.0 million, which were exchanged for and used to refinance the Initial Loans (the “Tranche B-1 Loans”).

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

For the six months ended June 30, 2016 and 2015, under the Term Loan Credit Agreement we paid interest of $4.2 million and $4.3 million, respectively, and principal of $1.0 million and $0.5 million, respectively. As of June 30, 2016, we had $190.4 million outstanding under the Term Loan Credit Agreement, of which $1.9 million was classified as current on the Company’s Condensed Consolidated Balance Sheet.

For the six months ended June 30, 2016 and 2015, we incurred charges of approximately $0.1 million and $0.2 million, respectively, for amortization of fees and original issuance discount which is included in Interest Expense in the Condensed Consolidated Statements of Operations.

Cash Flow

Cash provided by operating activities for the first six months of 2016 totaled $76.3 million, compared to $42.5 million during the same period in 2015. Cash provided by operations during the current year period was the result of net income adjusted for various non-cash activities of $92.1 million, including depreciation, amortization, deferred income taxes, stock-based compensation, non-cash interest expense, loss on debt extinguishment and impairment of goodwill, partially offset by a $15.8 million increase in working capital. Increases in working capital for the current year period can be attributed primarily to increased levels of finished goods, as well as an increase in purchasing activities resulting from higher raw material requirements necessary to meet current production demand partially offset by an increase in accounts payable activity. Changes in key working capital accounts for the first six months of 2016 as compared to the same period in 2015 are summarized below (in millions):

Source (Use) of cash:	2016	2015	Change
Accounts receivable	$20,873	$(7,106)	$27,979
Inventories	(46,034)	(66,756)	20,722
Accounts payable and accrued liabilities	25,154	57,362	(32,208)
Net use of cash	$(7)	$(16,500)	$16,493

Accounts receivable decreased by $20.9 million in the first six months of 2016 as compared to an increase of $7.1 million in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the average amount of time a receivable is outstanding, was 25 days in both the 2016 and 2015 periods. The increase in accounts receivable during the first six months of 2016 was primarily due to the increase in demand as well as the timing of shipments and customer collections during the quarter. Inventory increased by $46.0 million during the first six months of 2016 as compared to an increase of $66.8 million in the 2015 period. The increase in inventory for the 2016 period was primarily due to higher finished goods inventory resulting from production levels exceeding shipments for the first six months of 2016. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly on average inventory turns per year, was approximately eight times in the 2016 period compared to approximately seven times in the 2015 period. Accounts payable and accrued liabilities increased by $25.2 million in 2016 compared to an increase of $57.4 million for the same period in 2015. The increase during the first six months of 2016 was primarily due to increased production levels and increased purchasing activities required to meet current demand. Days payable outstanding, a measure of working capital efficiency that measures the average amount of time a payable is outstanding, was 26 days in 2016 as compared to 28 days in the same period in 2015.

Investing activities used $8.1 million during the first six months of 2016 compared to $2.2 million used during the same period in 2015. Investing activities for the first six months of 2016 were comprised primarily of capital expenditures totaling $8.1 million. Investing activities for the first six months of 2015 include proceeds from the sale of property, plant and equipment of $13.2 million, which comprised primarily of the sale of real estate in our former Retail segment, and was more than offset by capital expenditures of $5.4 million as well as $10.0 million of restricted cash available to be used for asset reinvestments under our Term Loan Credit Agreement.

Financing activities used $59.4 million during the first six months of 2016 as compared to $46.8 million used in the same period in 2015. Cash used in financing activities during the current year period primarily relates to the repurchase of Notes totaling $42.1 million and common stock repurchases through our share repurchase program of $15.9 million. Cash used in financing activities in the first six months of 2015 primarily relates to the repurchase of common stock through our share repurchase program totaling $40.0 million, restricted cash of $3.1 million to be used as mandatory debt reduction in accordance with our Term Loan Credit Agreement and debt issuance costs of $2.5 million incurred in relation to Amendment No. 2 to our Term Loan Credit Agreement and the amendment to our Credit Agreement.

As of June 30, 2016, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $356.9 million, representing an increase of $48.6 million and $9.0 million compared to June 30, 2015 and December 31, 2015, respectively. Total debt and capital lease obligations amounted to $282.5 million as of June 30, 2016. In February 2016, we repurchased $35.2 million in principal of the Notes for $42.1 million. As we continue to see strong demand in the overall trailer industry, and based on our operating performance metrics, we believe our liquidity is adequate to fund operations, working capital needs and capital expenditures for the remainder of 2016.

Capital Expenditures

Capital spending amounted to $8.1 million for the first six months of 2016 and is anticipated to range between $25 million to $30 million for 2016. Capital spending for 2016 has been and is expected to continue to be primarily utilized to support maintenance, growth and productivity improvement initiatives within our facilities.

Off-Balance Sheet Transactions

As of June 30, 2016, we had approximately $7.4 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter ended June 30, 2016.

Contractual Obligations and Commercial Commitments

A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of June 30, 2016 for the remaining six months of 2016 and the calendar years thereafter are as follows (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total

DEBT:
Credit Facility (due 2020)	$-	$-	$-	$-	$-	$-	$-
Convertible Senior Notes (due 2018)	-	-	95,835	-	-	-	95,835
Term Loan Credit Facility (due 2022)	963	1,928	1,928	1,928	1,928	181,759	190,434
Other Debt	261	539	93	-	-	-	893
Capital Leases (including principal and interest)	430	594	461	361	361	390	2,597
TOTAL DEBT	1,654	3,061	98,317	2,289	2,289	182,149	289,759

OTHER:
Operating Leases	1,712	2,869	1,783	849	165	8	7,386
TOTAL OTHER	1,712	2,869	1,783	849	165	8	7,386

OTHER COMMERCIAL COMMITMENTS:
Letters of Credit	5,652	-	-	-	-	-	5,652
Raw Material Purchase Commitments	40,361	5,740	-	-	-	-	46,101
TOTAL OTHER COMMERCIAL COMMITMENTS	46,013	5,740	-	-	-	-	51,753

TOTAL OBLIGATIONS	49,379	11,670	100,100	3,138	2,454	182,157	348,898

Scheduled payments for our Credit Facility exclude interest payments as rates are variable. Borrowings under the Credit Facility bear interest at a variable rate based on the London Interbank Offer Rate (LIBOR) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Outstanding borrowings under the Credit Facility bear interest at a rate, at our election, equal to (i) LIBOR plus a margin ranging from 1.50% to 2.00% or (ii) a base rate plus a margin ranging from 0.50% to 1.00%, in each case depending upon the monthly average excess availability under the Credit Facility. We are required to pay a monthly unused line fee equal to 0.25% times the average daily unused availability along with other customary fees and expenses of our agent and lenders.

Scheduled payments for our Notes exclude interest payments which bear interest at the rate of 3.375% per annum from the date of issuance, payable semi-annually on May 1 and November 1.

Scheduled payments for our Term Loan Credit Agreement, as amended, exclude interest payments as rates are variable. Borrowings under the Term Loan Credit Agreement, as amended, bear interest at a variable rate, at our election, equal to (i) LIBOR (subject to a floor of 1.00%) plus a margin of 3.25% or (ii) a base rate plus a margin of 2.25%. The Term Loan Credit Agreement matures in March 2022, but provides for an accelerated maturity in the event our outstanding Notes are not converted, redeemed, repurchased or refinanced in full on or before the date that is 91 days prior to the maturity date thereof and we are not then maintaining, and continue to maintain until the Notes are converted, redeemed, repurchased or refinanced in full, liquidity of at least $125 million.

Capital leases represent future minimum lease payments including interest. Operating leases represent the total future minimum lease payments.

We have standby letters of credit totaling $5.7 million issued in connection with workers compensation claims and surety bonds.

We have $46.1 million in purchase commitments through March 2017 for various raw material commodities, including aluminum, steel and nickel as well as other raw material components which are within normal production requirements.

Backlog

Orders that have been confirmed by customers in writing and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $860 million at June 30, 2016 compared to $1,209 million at December 31, 2015 and $1,155 million at June 30, 2015. We expect to complete the majority of our existing backlog orders within the next 12 months.

OUTLOOK

The demand environment for trailers remained strong through the first six months of 2016, as evidenced by our strong backlog, a trailer demand forecast by industry forecasters above replacement demand levels for the next several years and our ability to increase prices and improve margins. Recent estimates from industry analysts, ACT Research Company (“ACT”) and FTR Associates (“FTR”), forecast demand for 2016 and beyond to remain healthy. ACT currently estimates demand to be approximately 293,000 trailers for 2016, representing a decrease of 4.7% as compared to 2015, and forecasting continued demand levels to be above replacement into the foreseeable future with estimated annual average demand for the five year period ending 2021 to be approximately 255,000 new trailers. FTR anticipates new trailer demand to be approximately 281,000 new trailers in 2016, representing a decrease of 7.5% as compared to 2015 as well as projecting a decrease in 2017 with demand totaling 251,000 trailers. In spite of strong forecasted demand, there remain downside risks relating to issues with both the domestic and global economies, including the housing and construction-related markets in the U.S.

Other potential risks we face for the remainder of 2016 will primarily relate to our ability to effectively manage our manufacturing operations as well as the cost and supply of raw materials, commodities and components. Significant increases in the cost of certain commodities, raw materials or components could have an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions aluminum extrusions and specialty steel coil. At the current and expected demand levels, there may be shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products.

We believe we are well-positioned for long-term success in the trailer industry because: (1) our core customers are among the dominant participants in the trucking industry; (2) our DuraPlate® and other industry leading brand trailers continue to have increased market acceptance; (3) our focus is on developing solutions that reduce our customers’ trailer maintenance and operating costs providing the best overall value; and (4) our presence throughout North America utilizing both our extensive independent dealer network in addition to the Company-owned branch locations to market and sell our products.

Based on the published industry demand forecasts, customer feedback regarding their current requirements, our existing backlog of orders and our continued efforts to be selective in our order acceptance to ensure we obtain appropriate value for our products, we estimate that for the full year 2016 total new trailers sold will be between 60,000 and 62,000, which reflects trailer volumes 4% to 7% lower than 2015 demand levels, primarily the result of weaker demand for platform and liquid tank trailers as well as a road construction project impacting the production of our dry van trailers in 2016. While our expectations for 2016 trailer volumes are similar to the demand levels forecasted by industry analysts, our focus on continuing to grow margins within our Commercial Trailer Products segment and the continued productivity and cost optimization initiatives through all of our businesses, we expect to see continued improvements as compared to the prior year.

We are not relying solely on strong new trailer volumes and price recovery to improve operations and enhance our profitability. We believe our corporate strategy to continue our transformation into a diversified industrial manufacturer will provide us the opportunity to address new markets, enhance our financial profile and reduce the cyclicality within our business. While demand for some of these products is dependent on the development of new products, customer acceptance of our product solutions and the general expansion of our customer base and distribution channels, we remain committed to enhancing and diversifying our business model through the organic and strategic initiatives. Through our two operating segments we offer a wide array of products and customer-specific solutions that we believe provide a good foundation for achieving these goals. In addition, we have been and will continue to focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

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

Commodity Prices

We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers. As of June 30, 2016, we had $46.1 million in raw material purchase commitments through March 2017 for materials that will be used in the production process, as compared to $72.4 million as of December 31, 2015. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.

Interest Rates

As of June 30, 2016, we had no floating rate debt outstanding under our Credit Facility. During the three month period ended June 30, 2016, we maintained an average floating rate borrowing level of less than $0.1 million under our revolving line of credit. In addition, as of June 30, 2016, we had outstanding borrowings under our Term Loan Credit Agreement, as amended, totaling $190.4 million that bear interest at a floating rate, subject to a minimum interest rate. Based on the average borrowings under our Credit Facility and the outstanding indebtedness under our Term Loan Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of $0.9 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2016.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal year 2016 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015. See also Note 6, “Contingencies,” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Purchases of Our Equity Securities

For the quarter ended June 30, 2016 we repurchased a total of 367 shares to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards. Additionally, during this period there were 749,669 share repurchases made pursuant to our repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
April 2016	367	$13.17	0	$93.7
May 2016	0	$0.00	0	$93.7
June 2016	749,302	$12.85	749,302	$84.1
Total	749,669	$12.85	749,302	$84.1

ITEM 6.	EXHIBITS

(a)	Exhibits:
31.01	Certification of Principal Executive Officer
31.02	Certification of Principal Financial Officer
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101	Interactive Data File Pursuant to Rule 405 of Regulation S-T

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: July 26, 2016	By:	/s/ Jeffery L. Taylor
Jeffery L. Taylor
Senior Vice President and Chief Financial Officer (Principal Financial Officer)