Form 10-Q
period 2016-09-30
WABASH NATIONAL CORP /DE
filed 2016-10-24
CIK 879526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016 OR
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

Yes ☐ No ☒

The number of shares of common stock outstanding at October 20, 2016 was 62,035,806.

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$189,641	$178,853
Accounts receivable	157,941	152,824
Inventories	195,149	166,982
Deferred income taxes	-	22,431
Prepaid expenses and other	19,438	8,417
Total current assets	$562,169	$529,507

PROPERTY, PLANT AND EQUIPMENT	139,456	140,438

DEFERRED INCOME TAXES	23,261	1,358

GOODWILL	148,285	149,718

INTANGIBLE ASSETS	99,487	114,616

OTHER ASSETS	19,159	14,033
	$991,817	$949,670

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$2,462	$37,611
Current portion of capital lease obligations	568	806
Accounts payable	104,549	79,618
Other accrued liabilities	83,647	93,042
Total current liabilities	$191,226	$211,077

LONG-TERM DEBT	278,027	274,885

CAPITAL LEASE OBLIGATIONS	1,480	1,875

DEFERRED INCOME TAXES	543	1,497

OTHER NONCURRENT LIABILITIES	23,607	20,525

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 62,683,906 and 64,929,510 shares outstanding, respectively	723	715
Additional paid-in capital	645,273	642,908
Accumulated deficit	(15,474)	(111,907)
Accumulated other comprehensive income	(2,444)	(1,500)
Treasury stock at cost, 9,725,078 and 6,638,643 common shares, respectively	(131,144)	(90,405)
Total stockholders' equity	$496,934	$439,811
	$991,817	$949,670

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

NET SALES	$464,272	$531,350	$1,383,387	$1,483,778

COST OF SALES	380,813	445,328	1,129,338	1,268,153

Gross profit	$83,459	$86,022	$254,049	$215,625

GENERAL AND ADMINISTRATIVE EXPENSES	17,206	17,855	55,093	53,758

SELLING EXPENSES	6,415	6,462	20,421	20,216

AMORTIZATION OF INTANGIBLES	4,983	5,316	14,961	15,945

IMPAIRMENT OF GOODWILL	-	-	1,663	-

Income from operations	$54,855	$56,389	$161,911	$125,706

OTHER INCOME (EXPENSE):
Interest expense	(3,906)	(4,784)	(11,938)	(14,759)
Other, net	830	(187)	226	2,500

Income before income taxes	$51,779	$51,418	$150,199	$113,447

INCOME TAX EXPENSE	18,401	19,538	53,766	42,445

Net income	$33,378	$31,880	$96,433	$71,002

BASIC NET INCOME PER SHARE	$0.52	$0.48	$1.50	$1.05

DILUTED NET INCOME PER SHARE	$0.51	$0.47	$1.45	$1.01

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

NET INCOME	$33,378	$31,880	$96,433	$71,002

Other comprehensive income (loss):
Foreign currency translation adjustment	(288)	(496)	(944)	(743)
Total other comprehensive income (loss)	(288)	(496)	(944)	(743)

COMPREHENSIVE INCOME	$33,090	$31,384	$95,489	$70,259

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015

Cash flows from operating activities
Net income	$96,433	$71,002
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	12,241	12,514
Amortization of intangibles	14,961	15,945
Net loss/(gain) on the sale of assets	40	(8,315)
Deferred income taxes	(935)	(4,772)
Excess tax benefits from stock-based compensation	(509)	-
Loss on debt extinguishment	487	5,620
Stock-based compensation	8,618	6,655
Impairment of goodwill	1,663	-
Non-cash interest expense	2,718	3,366
Changes in operating assets and liabilities
Accounts receivable	(5,117)	(3,744)
Inventories	(29,587)	(50,366)
Prepaid expenses and other	(11,021)	(2,704)
Accounts payable and accrued liabilities	15,478	58,465
Other, net	496	1,025
Net cash provided by operating activities	$105,966	$104,691

Cash flows from investing activities
Capital expenditures	(15,045)	(12,554)
Proceeds from the sale of property, plant and equipment	14	13,180
Other, net	2,268	(5,358)
Net cash (used in) investing activities	$(12,763)	$(4,732)

Cash flows from financing activities
Proceeds from exercise of stock options	2,341	1,959
Excess tax benefits from stock-based compensation	509	-
Borrowings under revolving credit facilities	455	665
Payments under revolving credit facilities	(455)	(613)
Principal payments under capital lease obligations	(633)	(3,964)
Proceeds from issuance of term loan credit facility	-	192,845
Principal payments under term loan credit facility	(1,446)	(193,809)
Principal payments under industrial revenue bond	(386)	(370)
Debt issuance costs paid	-	(2,581)
Stock repurchase	(40,739)	(43,017)
Convertible senior notes repurchase	(42,061)	-
Net cash (used in) financing activities	$(82,415)	$(48,885)

Net increase in cash and cash equivalents	$10,788	$51,074
Cash and cash equivalents at beginning of period	178,853	146,113
Cash and cash equivalents at end of period	$189,641	$197,187

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

Inventories are stated at the lower of cost, primarily determined on the first-in, first-out (FIFO) method, or market. The cost of manufactured inventory includes raw material, labor and overhead. Inventories consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Finished goods	$96,036	$67,260
Raw materials and components	60,013	65,790
Work in progress	26,725	18,201
Aftermarket parts	8,378	8,714
Used trailers	3,997	7,017
	$195,149	$166,982

3.	DEBT

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2016	2015
Convertible senior notes	$95,835	$131,000
Term loan credit agreement	189,952	191,399
Other debt	763	1,149
	$286,550	$323,548
Less: unamortized discount and fees	(6,061)	(11,052)
Less: current portion	(2,462)	(37,611)
	$278,027	$274,885

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

The Notes are convertible by their holders into cash, shares of the Company’s common stock or any combination thereof at the Company’s election, at an initial conversion rate of 85.4372 shares of the Company’s common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events as described in the indenture for the Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date. As of September 30, 2016, the Notes were not convertible based on the above criteria. If the Notes outstanding at September 30, 2016 were converted as of September 30, 2016, the if-converted value would exceed the principal amount by approximately $21 million.

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

The Company applies the treasury stock method in calculating the dilutive impact of the Notes. For the three and nine month periods ended September 30, 2016, the Notes had a dilutive impact.

The following table summarizes information about the equity and liability components of the Notes (dollars in thousands).

	September 30,	December 31,
	2016	2015
Principal amount of the Notes outstanding	$95,835	$131,000
Unamortized discount and fees of liability component	(5,034)	(9,888)
Net carrying amount of liability component	90,801	121,112
Less: current portion	-	(35,165)
Long-term debt	$90,801	$85,947
Carrying value of equity component, net of issuance costs	$6,835	$15,810
Remaining amortization period of discount on the liability component	1.6 years	2.3 years

Contractual coupon interest expense and accretion of discount and fees on the liability component for the Notes for the three and nine month periods ended September 30, 2016 and 2015 were as follow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contractual coupon interest expense	$809	$1,266	$2,541	$3,797
Accretion of discount and fees on the liability component	$746	$1,090	$2,288	$3,215

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

As of September 30, 2016 the Company had no outstanding borrowings under the Credit Agreement and was in compliance with all covenants. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Credit Facility, amounted to $359.0 million as of September 30, 2016.

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

For the nine months ended September 30, 2016 and 2015, under the Term Loan Credit Agreement the Company paid interest of $6.2 million and $7.1 million, respectively, and principal of $1.4 million and $1.0 million, respectively. As of September 30, 2016, the Company had $190.0 million outstanding under the Term Loan Credit Agreement, of which $1.9 million was classified as current on the Company’s Condensed Consolidated Balance Sheet.

For the nine months ended September 30, 2016 and 2015, the Company incurred charges of approximately $0.1 million and $0.2 million, respectively, for amortization of fees and original issuance discount which is included in Interest Expense in the Condensed Consolidated Statements of Operations.

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

The investments purchased by the Company (asset) include mutual funds, $1.8 million of which are classified as Level 1, and life-insurance contracts valued based on the performance of underlying mutual funds, $10.3 million of which are classified as Level 2.

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

Estimated Fair Value of Debt

The estimated fair value of long-term debt at September 30, 2016 consists primarily of the Notes and borrowings under the Term Loan Credit Agreement (see Note 3). The fair value of the Notes, the Term Loan Credit Agreement and the Credit Facility are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Credit Facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings. All other debt and capital lease obligations approximate their fair value as determined by discounted cash flows and are classified as Level 3.

The Company’s carrying and estimated fair value of debt at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016				December 31, 2015
	Carrying	Fair Value			Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Instrument
Convertible senior notes	$90,801	$-	$128,361	$-	$121,112	$-	$155,694	$-
Term loan credit agreement	188,982	-	189,952	-	190,311	-	190,442	-
Other debt	735	-	-	735	1,106	-	-	1,106
Capital lease obligations	2,019	-	-	2,019	2,648	-	-	2,648
	$282,537	$-	$318,313	$2,754	$315,177	$-	$346,136	$3,754

5.	STOCK-BASED COMPENSATION

The Company recognizes all share-based payments based upon their fair value. The Company values stock option awards using a binomial option-pricing model, which incorporates various assumptions including expected volatility, expected term, dividend yield and risk-free interest rates. The expected volatility is based upon the Company’s historical experience. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate utilized for periods throughout the contractual life of the options are based upon U.S. Treasury security yields at the time of grant. The Company grants restricted stock units subject to service, performance and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance based units is based on the market price of a share of underlying common stock at the date of grant. The fair value of the market based units is based on a lattice valuation model. The amount of compensation costs related to stock options, restricted stock units and performance units not yet recognized was $14.3 million at September 30, 2016 for which the expense will be recognized through 2019.

6.	CONTINGENCIES

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, and is periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations"). As of September 30, 2016, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

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

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil. On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damages amount was approximately R$26.7 million (Brazilian Reais), which was approximately $8.2 million U.S. dollars using current exchange rates and exclusive of any potentially court-imposed interest, fees or inflation adjustments. On October 5, 2016, the Court of Appeals re-heard all facts and legal questions presented in the case, and ruled in favor of the Company on all claims at issue. In doing so, the Court of Appeals dismissed all claims against the Company and vacated the judgment and damages amounts previously ordered by the Fourth Civil Court of Curitiba. The ruling of the Court of Appeals may be appealed to a higher court by BK, but unless BK appeals the ruling and a higher court finds in favor of BK on any of its claims, the judgment of the Court of Appeals is final. Once the ruling is certified by the Court of Appeals, BK will have 15 days to file for further appeal, otherwise the judgment is final. As a result of the Court of Appeals ruling, the Company does not expect that this proceeding will have a material adverse effect on its financial condition or results of operations; however, it will continue to monitor these legal proceedings in the event BK were to further appeal the ruling of the Court of Appeals.

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

In January 2012, the Company was noticed as a PRP by the U.S. Environmental Protection Agency (“EPA”) and the Louisiana Department of Environmental Quality (“LDEQ”) pertaining to the Marine Shale Processors Site located in Amelia, Louisiana (“MSP Site”) pursuant to CERCLA and corresponding Louisiana statutes. PRPs include current and former owners and operators of facilities at which hazardous substances were allegedly disposed. The EPA’s allegation that the Company is a PRP arises out of one alleged shipment of waste to the MSP Site in 1992 from the Company’s branch facility in Dallas, Texas. As such, the MSP Site PRP Group notified the Company in January 2012 that, as a result of a March 18, 2009 Cooperative Agreement for Site Investigation and Remediation entered into between the MSP Site PRP Group and the LDEQ, the Company was being offered a “De Minimis Cash-Out Settlement” to contribute to the remediation costs, which would remain open until February 29, 2012. The Company chose not to enter into the settlement and has denied any liability. Following the Company’s presentation of evidence demonstrating that the Company acquired this branch facility five years after the alleged shipment as part of the assets the Company acquired out of the Fruehauf Trailer Corporation bankruptcy (Case No. 96-1563, United States Bankruptcy Court, District of Delaware), the MSP Site PRP Group presented the Company with a new, and lower, settlement offer for less than $0.1 million. The Company accepted the settlement offer and executed a settlement agreement on September 20, 2016, without admitting any liability for the allegations raised by the EPA. As a result, the Company considers this matter resolved in full.

In September 2003, the Company was noticed as a PRP by the EPA pertaining to the Motorola 52nd Street, Phoenix, Arizona Superfund Site (the “Superfund Site”) pursuant to CERCLA. The EPA’s allegation that the Company was a PRP arises out of the Company’s acquisition of a former branch facility located approximately five miles from the original Superfund Site. The Company acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002. In June 2010, the Company was contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that the Company contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010. The Company initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from the Company. In May 2016, the Company, the ADEQ and the RID executed the originally proposed settlement agreements and, following a statutorily required 30-day public comment period, the settlement agreements were finalized and the Company paid $0.2 million, which had been accrued by the Company since 2010. As a result, the Company considers this matter resolved in full.

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

Per share results have been calculated based on the average number of common shares outstanding. The calculation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic net income per share:
Net income applicable to common stockholders	$33,378	$31,880	$96,433	$71,002
Weighted average common shares outstanding	63,604	66,524	64,488	67,608
Basic net income per share	$0.52	$0.48	$1.50	$1.05

Diluted net income per share:
Net income applicable to common stockholders	$33,378	$31,880	$96,433	$71,002

Weighted average common shares outstanding	63,604	66,524	64,488	67,608
Dilutive shares from assumed conversion of convertible senior notes	1,172	611	743	1,462
Dilutive stock options and restricted stock	1,256	907	1,222	1,019
Diluted weighted average common shares outstanding	66,032	68,042	66,453	70,089
Diluted net income per share	$0.51	$0.47	$1.45	$1.01

Average diluted shares outstanding for the three and nine month periods ended September 30, 2016 and 2015 exclude options to purchase common shares totaling 426 and 759, respectively, and 556 and 636, respectively, because the exercise prices were greater than the average market price of the common shares. In addition, the calculation of diluted net income per share for the three and nine month periods ended September 30, 2016 and 2015 includes the impact of the Company’s Notes as the average stock price of the Company’s common stock during these periods was above the initial conversion price of approximately $11.70 per share.

8.	INCOME TAXES

The Company recognized income tax expense of $53.8 million in the first nine months of 2016 compared to $42.4 million for the same period in the prior year. The effective tax rate for the first nine months of 2016 and 2015 were 35.8% and 37.4%, respectively. These effective tax rates differ from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes and the benefit of the U.S. Internal Revenue Code domestic manufacturing deduction. The effective tax rate for the nine month period ending September 30, 2016 includes a tax benefit from the repurchase of the Notes (see Note 3) as well as research & development tax credits.

9.	OTHER ACCRUED LIABILITIES

The following table presents major components of Other Accrued Liabilities (in thousands):

	September 30,	December 31,
	2016	2015
Payroll and related taxes	$28,726	$34,427
Warranty	20,285	19,709
Customer Deposits	12,946	14,877
Self-Insurance	8,425	7,677
Accrued Taxes	5,017	8,075
All Other	8,248	8,277
	$83,647	$93,042

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	September 30,	September 30,
	2016	2015
Balance as of January 1	$19,709	$15,462
Provision for warranties issued in current year	5,368	5,578
Provision for (Recovery of) pre-existing warranties	126	(289)
Payments	(4,918)	(3,764)
Balance as of September 30	$20,285	$16,987

The Company offers a limited warranty for its products with a coverage period that ranges between one and five years, except that the coverage period for DuraPlate® trailer panels is ten years. The Company passes through component manufacturers’ warranties to our customers. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.

10.	SEGMENTS

a. Segment Reporting

During the second quarter of 2016, the Company realigned its reporting segments and, as a result, the businesses previously operating within the former retail segment are now reported under either Commercial Trailer Products or Diversified Products in effort to strengthen the alignment between the Company’s manufacturing businesses and its retail sales and service operations, improve profitability and capitalize on growth opportunities. Additionally, the Company performed an analysis to determine the allocations of goodwill and test for impairment. Based on this analysis, the Company determined that the portion of goodwill allocated to the retail branch operations was impaired as the fair value of the reporting unit did not exceed its carrying value resulting in an impairment charge of $1.7 million in the second quarter of 2016 for the Commercial Trailer Products reporting segment.

As a result of the realignment of reporting segments, the Company now manages its business in two segments: Commercial Trailer Products and Diversified Products. The Commercial Trailer Products segment manufacturers standard and customized van and platform trailers, truck bodies and other transportation related equipment to customers who purchase directly from the Company, through independent dealers or Company owned branch locations through which the Company offers additional service and support. The Diversified Products segment, comprised of four strategic business units including, Tank Trailer, Aviation & Truck Equipment, Process Systems and Composites, focuses on the Company’s commitment to expand its customer base, diversify its product offerings and revenues and extend its market leadership by leveraging its proprietary DuraPlate® panel technology, drawing on its core manufacturing expertise and making available products that are complementary to truck and tank trailers and transportation equipment. Financial performance for each of the Company’s reporting segments below has been restated to reflect the realignment.

The Company has not allocated certain corporate related administrative costs, interest and income taxes included in the corporate and eliminations segment to the Company’s other reportable segments. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows (in thousands):

	Commercial	Diversified	Corporate and
Three Months Ended September 30,	Trailer Products	Products	Eliminations	Consolidated
2016
Net Sales
External Customers	$380,514	$83,758	$-	$464,272
Intersegment Sales	-	3,692	(3,692)	-
Total Net Sales	$380,514	$87,450	$(3,692)	$464,272

Income (Loss) from operations	$55,043	$6,224	$(6,412)	$54,855
Assets	$362,337	$386,255	$243,225	$991,817

2015
Net Sales
External Customers	$406,382	$124,968	$-	$531,350
Intersegment Sales	28	2,819	(2,847)	-
Total Net Sales	$406,410	$127,787	$(2,847)	$531,350

Income (Loss) from operations	$45,789	$17,601	$(7,001)	$56,389
Assets	$367,567	$418,741	$238,063	$1,024,371

	Commercial	Diversified	Corporate and
Nine Months Ended September 30,	Trailer Products	Products	Eliminations	Consolidated
2016
Net Sales
External Customers	$1,126,752	$256,635	$-	$1,383,387
Intersegment Sales	15	9,974	(9,989)	-
Total Net Sales	$1,126,767	$266,609	$(9,989)	$1,383,387

Income (Loss) from operations	$162,435	$23,471	$(23,995)	$161,911
Assets	$362,337	$386,255	$243,225	$991,817

2015
Net Sales
External Customers	$1,148,039	$335,739	$-	$1,483,778
Intersegment Sales	224	8,494	(8,718)	-
Total Net Sales	$1,148,263	$344,233	$(8,718)	$1,483,778

Income (Loss) from operations	$107,948	$38,725	$(20,967)	$125,706
Assets	$367,567	$418,741	$238,063	$1,024,371

b. Product Information

The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Commercial	Diversified	Corporate and
	Trailer Products	Products	Eliminations	Consolidated
Three Months Ended September 30,	$	$	$	$	%
2016
New Trailers	360,023	32,280	(89)	392,214	84.5
Used Trailers	2,923	621	-	3,544	0.8
Components, parts and service	14,038	29,308	(3,603)	39,743	8.6
Equipment and other	3,530	25,241	-	28,771	6.1
Total net sales	380,514	87,450	(3,692)	464,272	100.0

2015
New Trailers	377,892	64,358	-	442,250	83.2
Used Trailers	8,441	921	-	9,362	1.8
Components, parts and service	16,067	32,715	(2,847)	45,935	8.6
Equipment and other	4,010	29,793	-	33,803	6.4
Total net sales	406,410	127,787	(2,847)	531,350	100.0

Nine Months Ended September 30,
2016
New Trailers	1,061,819	96,285	(89)	1,158,015	83.7
Used Trailers	10,202	2,615	-	12,817	0.9
Components, parts and service	43,108	88,653	(9,900)	121,861	8.8
Equipment and other	11,638	79,056	-	90,694	6.6
Total net sales	1,126,767	266,609	(9,989)	1,383,387	100.0

2015
New Trailers	1,069,588	169,612	-	1,239,200	83.5
Used Trailers	22,081	3,413	-	25,494	1.7
Components, parts and service	45,686	93,632	(8,670)	130,648	8.8
Equipment and other	10,908	77,576	(48)	88,436	6.0
Total net sales	1,148,263	344,233	(8,718)	1,483,778	100.0

11.	NEW ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.0	83.8	81.6	85.5
Gross profit	18.0	16.2	18.4	14.5

General and administrative expenses	3.7	3.4	4.0	3.6
Selling expenses	1.4	1.2	1.5	1.4
Amortization of intangibles	1.1	1.0	1.1	1.1
Impairment of goodwill	-	-	0.1	-
Income from operations	11.8	10.6	11.7	8.4

Interest expense	(0.8)	(0.9)	(0.9)	(1.0)
Other, net	0.2	-	0.1	0.2
Income before income taxes	11.2	9.7	10.9	7.6

Income tax expense	4.0	3.7	3.9	2.8
Net income	7.2%	6.0%	7.0%	4.8%

For the three and nine month period ended September 30, 2016, we recorded net sales of $464.3 million and $1,383.4 million, respectively, compared to $531.4 million and $1,483.8 million, respectively, in the prior year periods. Net sales for the three month period ended September 30, 2016 decreased $67.1 million, or 12.6%, compared to the prior year period, due primarily to a decrease in new trailer shipments of approximately 1,050 units, or 6.4%, decreases in used trailer shipments of approximately 250 units, or 50%, as well as lower volumes of our composite products and non-trailer related equipment. In spite of lower volumes, gross profit margin increased 180 basis points to 18.0% in the third quarter of 2016 compared to 16.2% in the prior year period driven by improved pricing, favorable material costs and continued manufacturing efficiencies. We continue to be encouraged by the strong demand within the dry and refrigerated trailer segment throughout the first nine months of 2016, and our expectation is that overall industry shipment and production levels will remain above replacement demand levels for the remainder of 2016 and 2017 as many key structural and market drivers continue to support healthy demand for new trailers. While we do expect to see some decrease in trailer volumes from the current levels, we believe the demand environment will remain healthy into 2017 as fleet age, regulatory compliance requirements and customer profitability all continue to support healthy trailer demand above replacement levels. Additionally, we expect to continue efforts to drive productivity improvements throughout the business and develop growth opportunities through new product introductions and market expansion opportunities in order to grow revenues and margins as well as capitalize on macro growth trends.

For the three month period ended September 30, 2016, selling, general and administrative expenses decreased $0.7 million as compared to the same period in 2015 primarily due to lower employee related costs, including employee incentive programs. As a percentage of net sales, selling, general and administrative expenses increased to 5.1% in the third quarter of 2016 as compared to 4.6% in the prior year period.

During the second quarter of 2016, we realigned our reporting segments and, as a result, the businesses previously operating within the former retail segment are now reported under either Commercial Trailer Products or Diversified Products in effort to strengthen the alignment between the our manufacturing businesses and the retail sales and service operations, improve profitability and capitalize on growth opportunities. As a result of the realignment of reporting segments, we now manage our business in two segments: Commercial Trailer Products and Diversified Products. The Commercial Trailer Products segment manufactures standard and customized van and platform trailers, truck bodies and other transportation related equipment to customers who purchase directly from us, through independent dealers or Company owned branch locations in which we also provide service and support capabilities. The Diversified Products segment, comprised of four strategic business units including, Tank Trailer, Aviation & Truck Equipment, Process Systems and Composites, focuses on our commitment to expand our customer base and diversify our product offerings and revenues. The Diversified Products segment also seeks to extend our market leadership by leveraging the proprietary DuraPlate® panel technology, drawing on our core manufacturing expertise and making available products that are complementary to truck and tank trailers and transportation equipment. The prior year financial performance for each of our reporting segments below has been restated to reflect the realignment.

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

Three Months Ended September 30, 2016

Net Sales

Net sales in the third quarter of 2016 decreased $67.1 million, or 12.6%, compared to the third quarter of 2015. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended September 30,
			Change
(prior to elimination of intersegment sales)	2016	2015	$	%
Sales by Segment
Commercial Trailer Products	$380,514	$406,410	$(25,896)	(6.4)
Diversified Products	87,450	127,787	(40,337)	(31.6)
Eliminations	(3,692)	(2,847)
Total	$464,272	$531,350	$(67,078)	(12.6)

New Trailers	(units)
Commercial Trailer Products	14,900	15,500	(600)	(3.9)
Diversified Products	550	1,000	(450)	(45.0)
Total	15,450	16,500	(1,050)	(6.4)

Used Trailers	(units)
Commercial Trailer Products	200	450	(250)	(55.6)
Diversified Products	50	50	-	-
Total	250	500	(250)	(50.0)

Commercial Trailer Products segment sales prior to the elimination of intersegment sales were $380.5 million for the third quarter of 2016, a decrease of $25.9 million, or 6.4%, compared to the third quarter of 2015. Trailers shipped during the third quarter of 2016 totaled 14,900 trailers compared to 15,500 trailers in the prior year period, a 3.9% decrease. The decrease in trailer shipments as well as an approximate 1.0% decrease in the average selling price of trailers due to product mix as compared to the prior year period primarily drove the decrease in sales. Used trailer sales decreased $5.5 million, or 65.4%, compared to the prior year period primarily due to decreased availability of used trailers as 250 fewer used trailers were shipped in the third quarter of 2016 compared to the prior year period. Parts and service sales decreased $2.0 million, or 12.6%, compared to the prior year period primarily due to fewer retail branch locations resulting from the transition of our Phoenix, Arizona branch to an independent dealer in July 2016.

Diversified Products segment sales prior to the elimination of intersegment sales were $87.5 million for the third quarter of 2016, down $40.3 million, or 31.6%, compared to the third quarter of 2015. New trailer sales decreased $32.1 million, or 49.8%, from the prior year period as new trailer shipments during the third quarter of 2016 totaled 550 units, a decrease from the 1,000 trailers shipped during the prior year period, due primarily to lower demand for tank trailers within the chemical and energy end markets. Sales of our components, parts and service product offerings decreased $3.4 million, or 10.4%, as compared to the prior year period primarily due to lower volume of our composite products. Equipment sales decreased $4.6 million, or 15.3%, compared to the prior year period as a result of lower volume of engineered products and aviation and truck equipment.

Gross Profit

Gross profit was $83.5 million in the third quarter of 2016, a decrease of $2.5 million from the prior year period. Gross profit as a percentage of sales was 18.0% for the current quarter and 16.2% for the same period in 2015. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended September 30,
			Change
	2016	2015	$	%
Gross Profit by Segment
Commercial Trailer Products	$64,681	$55,355	$9,326	16.8
Diversified Products	18,947	30,978	(12,031)	(38.8)
Corporate	(169)	(311)	142
Total	$83,459	$86,022	$(2,563)	(3.0)

Commercial Trailer Products segment gross profit was $64.7 million for the third quarter of 2016 compared to $55.4 million for the third quarter of 2015. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 17.0% in the third quarter of 2016 compared to 13.6% in the 2015 period. The 340 basis point improvement in gross profit margin as compared to the prior year period was primarily driven by favorable material costs, including cost optimization through product design and sourcing, an improved pricing environment and operational efficiencies.

Diversified Products segment gross profit was $18.9 million for the third quarter of 2016 compared to $31.0 million in the same quarter of 2015. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 21.7% in the third quarter of 2016 compared to 24.2% in the 2015 period. The decreases in gross profit and gross profit as a percentage of net sales compared to the prior year period was primarily due to the reduced leverage of fixed costs from the lower production volumes, most notably within the tank trailer business.

General and Administrative Expenses

General and administrative expenses were $17.2 million for the third quarter of 2016, a decrease of $0.6 million, or 3.6%, from the prior year period, as decreases in employee related costs, including employee incentive programs, of $1.9 million were partially offset by increases in professional fees and information technology related costs of $1.3 million. As a percentage of sales, general and administrative expenses were 3.7% for the current quarter as compared to 3.4% for the third quarter of 2015.

Selling Expenses

Selling expenses were $6.4 million in the third quarter of 2016, a decrease of $0.1 million, or 0.7%, compared to the prior year period as decreases in employee related costs, including employee incentive programs, were offset by higher advertising and promotional expenses. As a percentage of net sales, selling expenses were 1.4% for the third quarter of 2016, up slightly from 1.2% for the third quarter of 2015.

Amortization of Intangibles

Amortization of intangibles was $5.0 million for the third quarter of 2016 compared to $5.3 million in the prior year period. Amortization of intangibles for both periods were primarily the result of expenses recognized for intangible assets recorded from the acquisition of Walker Group Holdings (“Walker”) in May 2012 and certain assets of Beall Corporation (“Beall”) in February 2013.

Other Income (Expense)

Interest expense for the third quarter of 2016 totaled $3.9 million compared to $4.8 million in the third quarter of 2015. Interest expense for both periods is primarily related to interest and non-cash accretion charges on our Notes (as defined below) and Term Loan Credit Agreement (as defined below). The decrease from the prior year period is primarily due to the repurchase of Notes completed in the fourth quarter of 2015 and the first quarter of 2016.

Other, net for the third quarter of 2016 represented income of $0.8 million as compared to an expense of $0.2 million for the prior year period. The current year period primarily consists of a $0.7 million gain on the transition of our branch location in Phoenix, Arizona to an independent dealer facility.

Income Taxes

We recognized income tax expense of $18.4 million in the third quarter of 2016 compared to $19.5 million for the same period in the prior year. The effective tax rate for the third quarter of 2016 was 35.5%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes offset by the benefit of the U.S. Internal Revenue Code domestic manufacturing deduction, research and development tax credits and the benefit from the repurchase of our Notes.

Nine Months Ended September 30, 2016

Net Sales

Net sales in the first nine months of 2016 decreased $100.4 million, or 6.8%, compared to the first nine months of 2015. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Nine Months Ended September 30,
			Change
(prior to elimination of intersegment sales)	2016	2015	$	%
Sales by Segment
Commercial Trailer Products	$1,126,767	$1,148,263	$(21,496)	(1.9)
Diversified Products	266,609	344,233	(77,624)	(22.5)
Eliminations	(9,989)	(8,718)
Total	$1,383,387	$1,483,778	$(100,391)	(6.8)

New Trailers	(units)
Commercial Trailer Products	44,250	45,100	(850)	(1.9)
Diversified Products	1,600	2,650	(1,050)	(39.6)
Total	45,850	47,750	(1,900)	(4.0)

Used Trailers	(units)
Commercial Trailer Products	750	1,350	(600)	(44.4)
Diversified Products	100	100	-	-
Total	850	1,450	(600)	(41.4)

Commercial Trailer Products segment sales prior to the elimination of intersegment sales were $1,126.8 million for the first nine months of 2016, a decrease of $21.5 million, or 1.9%, compared to the first nine months of 2015. The decrease in sales was due primarily to lower trailer shipments. Trailers shipped during the first nine months of 2016 totaled 44,250 trailers compared to 45,100 trailers in the prior year period, a 1.9% decrease. Used trailer sales decreased $11.9 million, or 53.8%, compared to the prior year period primarily due to decreased availability and selective management of product through fleet trade packages, as 600 fewer used trailers shipped in the first nine months of 2016 compared to the prior year period. Parts and service sales decreased $2.6 million, or 5.6%, compared to the prior year period.

Diversified Products segment sales prior to the elimination of intersegment sales were $266.6 million for the first nine months of 2016, down $77.6 million, or 22.5%, compared to the same period of 2015. New trailer sales decreased $73.3 million, or 43.2%, from the prior year period as new trailer shipments during the first nine months of 2016 totaled 1,600 units, a decrease of 1,050 trailers, or 39.6%, as compared to the prior year period, due primarily to a decrease in demand for tank trailers within the chemical and energy end markets. Sales of our components, parts and service product offerings decreased $5.0 million, or 5.3%, as compared to the prior year period due to lower volume. Equipment sales increased $1.5 million, or 1.9%, compared to the prior year period.

Gross Profit

Gross profit was $254.0 million in the first nine months of 2016, an increase of $38.4 million from the prior year period. Gross profit as a percentage of sales was 18.4% for the first nine months and 14.5% for the same period in 2015. Gross profit by segment was as follows (dollars in thousands):

	Nine Months Ended September 30,
			Change
	2016	2015	$	%
Gross Profit by Segment
Commercial Trailer Products	$194,104	$136,667	$57,437	42.0
Diversified Products	62,095	80,010	(17,915)	(22.4)
Corporate	(2,150)	(1,052)	(1,098)
Total	$254,049	$215,625	$38,424	17.8

Commercial Trailer Products segment gross profit was $194.1 million for the first nine months of 2016 compared to $136.7 million for the prior year period. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 17.2% in 2016 compared to 11.9% in the 2015 period. The 530 basis point increase in gross profit margin was primarily driven by improved pricing, favorable material costs, including cost optimization through product design and sourcing, and continued operational efficiencies as compared to the prior year period.

Diversified Products segment gross profit was $62.1 million for the first nine months of 2016 compared to $80.0 million in the same period of 2015. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, increased slightly to 23.3% in the 2016 period compared to 23.2% in the 2015 period. The increase in gross profit as a percentage of net sales compared to the prior year period was the result of favorable material costs and continued operational efficiencies offset by lower volumes and the reduced leverage of fixed costs from lower production levels.

General and Administrative Expenses

General and administrative expenses were $55.1 million for the first nine months of 2016, an increase of $1.3 million, or 2.5%, from the prior year period as a result of a $2.1 million increase in outside service and professional fee expenditures, as well as a $0.8 million increase in various other operating expenses, primarily information technology related costs. These increases were offset by a $1.6 million decrease in employee related costs, including employee incentive programs. As a percentage of sales, general and administrative expenses were 4.0% for the 2016 period as compared to 3.6% for the same period of 2015.

Selling Expenses

Selling expenses were $20.4 million in the first nine months of 2016, an increase of $0.2 million, or 1.0%, compared to the prior year period, as a $0.5 million increase in advertising and promotional efforts were partially offset by lower employee related costs, including employee incentive programs. As a percentage of net sales, selling expenses were 1.5% for the 2016 period, up slightly from 1.4% for the prior year period.

Amortization of Intangibles

Amortization of intangibles was $15.0 million for the first nine months of 2016 compared to $15.9 million in the prior year period. Amortization of intangibles for both periods were primarily the result of expenses recognized for intangible assets recorded from the acquisition of Walker in May 2012 and certain assets of Beall in February 2013.

Impairment of Goodwill

We review goodwill for impairment, at the reporting unit level, annually and whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable. During the second quarter of 2016, with the realignment of our reporting segments, we performed an analysis to determine the allocations of goodwill and test for impairment. Based on this analysis, we determined that the portion of goodwill allocated to our retail branch operations was impaired as the fair value of the reporting unit did not exceed its carrying value resulting in an impairment charge for the Commercial Trailer Products reporting segment of $1.7 million.

Other Income (Expense)

Interest expense for the first nine months of 2016 totaled $11.9 million compared to $14.8 million in the prior year period. Interest expense for both periods is primarily related to interest and non-cash accretion charges on our Notes and Term Loan Credit Agreement. The decrease from the prior year period is primarily due to Notes repurchases completed in the fourth quarter of 2015 and the first quarter of 2016.

Other, net for the first nine months of 2016 represented income of $0.2 million as compared to income of $2.5 million for the prior year period. The current year period primarily consists of a gain of $0.7 million related to the transition of our retail branch location in Phoenix, Arizona to an independent dealer facility offset by a loss on early extinguishment of debt of $0.5 million related to the Notes repurchase in February 2016. The prior year period primarily consists of an $8.3 million gain on the sale of real estate in Fontana, California and Portland, Oregon within the Company-owned retail branch network, partially offset by $5.6 million of accelerated amortization and related fees in connection with the refinancing of our Term Loan Credit Agreement and amending our Credit Agreement.

Income Taxes

We recognized income tax expense of $53.8 million in the first nine months of 2016 compared to $42.4 million for the same period in the prior year. The effective tax rate for the nine months of 2016 was 35.8%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes offset by the benefit of the U.S. Internal Revenue Code domestic manufacturing deduction and research and development credits as well as the benefit from the repurchase of our Notes.

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of debt and equity. As of September 30, 2016, our debt to equity ratio was approximately 0.6:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of maintaining strong liquidity, deleveraging our balance sheet, investing in the business, both organically and strategically, and returning capital to our shareholders. For the remainder of 2016 and 2017, we expect to continue our commitment to fund our working capital requirements and capital expenditures supporting both organic growth and productivity improvements while also returning capital to our shareholders and deleveraging our balance sheet through cash flows from operations as well as available borrowings under our existing Credit Agreement (as defined below).

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

The Notes are convertible by their holders into cash, shares of our common stock or any combination thereof at our election, at an initial conversion rate of 85.4372 shares of our common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events as described in the indenture for the Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date. As of September 30, 2016, the Notes were not convertible based on the above criteria. If the Notes outstanding at September 30, 2016 were converted as of September 30, 2016, the if-converted value would exceed the principal amount by approximately $21 million.

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

As of September 30, 2016, we were in compliance with all covenants of the Credit Agreement.

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

For the nine months ended September 30, 2016 and 2015, under the Term Loan Credit Agreement we paid interest of $6.2 million and $6.4 million, respectively, and principal of $1.4 million and $1.0 million, respectively. As of September 30, 2016, we had $190.0 million outstanding under the Term Loan Credit Agreement, of which $1.9 million was classified as current on the Company’s Condensed Consolidated Balance Sheet.

For the nine months ended September 30, 2016 and 2015, we incurred charges of approximately $0.1 million and $0.2 million, respectively, for amortization of fees and original issuance discount which is included in Interest Expense in the Condensed Consolidated Statements of Operations.

Cash Flow

Cash provided by operating activities for the first nine months of 2016 totaled $106.0 million, compared to $104.7 million during the same period in 2015. Cash provided by operations during the current year period was the result of net income adjusted for various non-cash activities of $135.7 million, including depreciation, amortization, deferred income taxes, stock-based compensation, non-cash interest expense, loss on debt extinguishment and impairment of goodwill, partially offset by a $29.6 million increase in working capital. Increases in working capital for the current year period can be attributed primarily to increased levels of finished goods, as well as an increase in purchasing activities resulting from higher inventory requirements necessary to meet customer demand partially offset by an increase in accounts payable activity. Changes in key working capital accounts for the first nine months of 2016 as compared to the same period in 2015 are summarized below (in millions):

Source (Use) of cash:	2016	2015	Change
Accounts receivable	$(5,117)	$(3,744)	$(1,373)
Inventories	(29,587)	(50,366)	20,779
Accounts payable and accrued liabilities	15,478	58,465	(42,987)
Net source (use) of cash	(19,226)	4,355	(23,581)

Accounts receivable increased by $5.1 million in the first nine months of 2016 as compared to an increase of $3.7 million in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the average amount of time a receivable is outstanding, was 31 days in the 2016 period and 24 days in the 2015 period. The increase in accounts receivable during the first nine months of 2016 was primarily due to the timing of shipments and customer collections during the quarter. Inventory increased by $29.6 million during the first nine months of 2016 as compared to an increase of $50.4 million in the 2015 period. The increase in inventory for the 2016 period was primarily due to higher finished goods inventory resulting from production levels exceeding shipments for the first nine months of 2016. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly on average inventory turns per year, was approximately 8 times in both the 2016 and 2015 periods. Accounts payable and accrued liabilities increased by $15.5 million in 2016 compared to an increase of $58.5 million for the same period in 2015. The increase during the first nine months of 2016 was primarily due to continued strong production levels and purchasing activities required to meet current demand. Days payable outstanding, a measure of working capital efficiency that measures the average amount of time a payable is outstanding, was 25 days in 2016 as compared to 27 days in the same period in 2015.

Investing activities used $12.8 million during the first nine months of 2016 compared to $4.7 million used during the same period in 2015. Investing activities for the first nine months of 2016 were comprised primarily of capital expenditures totaling $15.0 million partially offset by the $2.3 million of proceeds from the transition of our retail branch location in Phoenix, Arizona to an independent dealer facility in July 2016. Investing activities for the first nine months of 2015 include capital expenditures of $12.6 million as well as $5.4 million of restricted cash available to be used for asset reinvestments under our Term Loan Credit Agreement partially offset by proceeds from the sale of property, plant and equipment totaling $13.2 million, which comprised primarily of the sale of our former Retail branch real estate.

Financing activities used $82.4 million during the first nine months of 2016 as compared to $48.9 million used in the same period in 2015. Cash used in financing activities during the current year period primarily relates to the repurchase of Notes totaling $42.1 million and common stock repurchases through our share repurchase program of $40.7 million. Cash used in financing activities in the first nine months of 2015 relates to the repurchase of common stock through our share repurchase program totaling $41.4 million, principal payments under existing debt and capital lease obligations of $5.2 million, and debt issuance costs of $2.6 million incurred in relation to Amendment No. 2 to our Term Loan Credit Agreement and the amendment to our Credit Agreement.

As of September 30, 2016, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $359.0 million, representing an increase of $11.1 million compared to December 31, 2015. Total debt and capital lease obligations amounted to $282.5 million as of September 30, 2016. In February 2016, we repurchased $35.2 million in principal of the Notes for $42.1 million. As we continue to see strong demand in the overall trailer industry, and based on our operating performance metrics, we believe our liquidity is adequate to fund operations, working capital needs and capital expenditures for the remainder of 2016 and 2017.

Capital Expenditures

Capital spending amounted to $15.0 million for the first nine months of 2016 and is anticipated to approximately $25 million for 2016. Capital spending for 2016 has been and is expected to continue to be primarily utilized to support growth, productivity improvements and environmental, health and safety initiatives within our facilities.

Off-Balance Sheet Transactions

As of September 30, 2016, we had approximately $6.7 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter ended September 30, 2016.

Contractual Obligations and Commercial Commitments

A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of September 30, 2016 for the remaining three months of 2016 and the calendar years thereafter are as follows (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total

DEBT:
Credit Facility (due 2020)	$-	$-	$-	$-	$-	$-	$-
Convertible Senior Notes (due 2018)	-	-	95,835	-	-	-	95,835
Term Loan Credit Facility (due 2022)	482	1,928	1,928	1,928	1,928	181,758	189,952
Other Debt	131	539	93	-	-	-	763
Capital Leases (including principal and interest)	205	594	461	361	361	391	2,373
TOTAL DEBT	$818	$3,061	$98,317	$2,289	$2,289	$182,149	$288,923

OTHER:
Operating Leases	$837	$2,918	$1,823	$885	$194	$30	$6,687
TOTAL OTHER	$837	$2,918	$1,823	$885	$194	$30	$6,687

OTHER COMMERCIAL COMMITMENTS:
Letters of Credit	$5,661	$-	$-	$-	$-	$-	$5,661
Raw Material Purchase Commitments	16,758	18,781	-	-	-	-	35,539
TOTAL OTHER COMMERCIAL
COMMITMENTS	$22,419	$18,781	$-	$-	$-	$-	$41,200

TOTAL OBLIGATIONS	$24,074	$24,760	$100,140	$3,174	$2,483	$182,179	$336,810

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

We have $35.5 million in purchase commitments through December 2017 for various raw material commodities, including aluminum, steel and nickel as well as other raw material components which are within normal production requirements.

Backlog

Orders that have been confirmed by customers in writing and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $643 million at September 30, 2016 compared to $1,209 million at December 31, 2015 and $1,097 million at September 30, 2015. We expect to complete the majority of our existing backlog orders within the next 12 months.

OUTLOOK

The demand environment for trailers remained strong through the first nine months of 2016, as evidenced by our strong backlog, a trailer demand forecast by industry forecasters above replacement demand levels for the next several years and our ability to increase prices and improve margins. Recent estimates from industry analysts, ACT Research Company (“ACT”) and FTR Associates (“FTR”), forecast demand for 2016 and beyond to remain healthy. ACT currently estimates demand to be approximately 283,000 trailers for 2016, representing a decrease of 8.2% as compared to 2015, and forecasting continued demand levels to be above replacement demand into the foreseeable future with estimated demand for 2017 to be approximately 239,000 and annual average demand for the four year period ending 2021 to be approximately 258,000 new trailers. FTR anticipates new trailer production to be approximately 276,000 new trailers in 2016, representing a decrease of 8.6% as compared to 2015 as well as projecting a decrease in 2017 with production totaling 240,000 trailers. In spite of a strong forecasted demand environment, there remain downside risks relating to issues with both the domestic and global economies, including the housing, energy and construction-related markets in the U.S.

Other potential risks we face for the remainder of 2016 and into 2017 will primarily relate to our ability to effectively manage our manufacturing operations as well as the cost and supply of raw materials, commodities and components. Significant increases in the cost of certain commodities, raw materials or components could have an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions aluminum extrusions and specialty steel coil. At the current and expected demand levels, there may be shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products.

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

Based on the published industry demand forecasts, customer feedback regarding their current requirements, our existing backlog of orders and our continued efforts to be selective in our order acceptance to ensure we obtain appropriate value for our products, we expect 2016 total unit shipments to be at the low end of our 60,000 to 62,000 shipment range communicated previously, which reflects trailer volumes 7% lower than 2015 demand levels and consistent with the decrease in demand as projected by industry forecasters for the overall trailer market. While our expectations for trailer volumes are similar to the demand levels forecasted by industry analysts, our focus on continuing to grow margins within our Commercial Trailer Products segment and the continued productivity and cost optimization initiatives through all of our businesses, we expect to see continued operational improvements as compared to the prior year.

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

Commodity Prices

We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers. As of September 30, 2016, we had $35.5 million in raw material purchase commitments through December 2017 for materials that will be used in the production process, as compared to $72.4 million as of December 31, 2015. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.

Interest Rates

As of September 30, 2016, we had no floating rate debt outstanding under our Credit Facility. During the three month period ended September 30, 2016, we maintained an average floating rate borrowing level of less than $0.1 million under our revolving line of credit. In addition, as of September 30, 2016, we had outstanding borrowings under our Term Loan Credit Agreement, as amended, totaling $190.0 million that bear interest at a floating rate, subject to a minimum interest rate. Based on the average borrowings under our Credit Facility and the outstanding indebtedness under our Term Loan Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of $1.0 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2016.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal year 2016 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015. See also Note 6, “Contingencies,” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2015, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Our Equity Securities

For the quarter ended September 30, 2016 we repurchased a total of 1,155 shares to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards. Additionally, during this period there were 1,633,200 share repurchases made pursuant to our repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
July 2016	413,572	$13.20	413,200	$78.6
August 2016	410,783	$13.82	410,000	$73.0
September 2016	810,000	$13.84	810,000	$61.7
Total	1,634,355	$13.68	1,633,200	$61.7

ITEM 6.	EXHIBITS

(a)	Exhibits:

31.01	Certification of Principal Executive Officer
31.02	Certification of Principal Financial Officer
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101	Interactive Data File Pursuant to Rule 405 of Regulation S-T

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: October 24, 2016	By:	/s/ Jeffery L. Taylor
Jeffery L. Taylor
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

