Form 10-K
period 2016-12-31
WABASH NATIONAL CORP /DE
filed 2017-02-27
CIK 879526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2016 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 1-10883

WABASH NATIONAL CORPORATION (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1000 Sagamore Parkway South Lafayette, Indiana (Address of Principal Executive Offices)	52-1375208 (IRS Employer Identification Number) 47905 (Zip Code)

Registrant’s telephone number, including area code: (765) 771-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange

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

Large accelerated filer  ☒               Accelerated filer  ☐               Non-accelerated filer  ☐               Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2016 was $801,330,732 based upon the closing price of the Company's common stock as quoted on the New York Stock Exchange composite tape on such date.

The number of shares outstanding of the registrant's common stock as of February 17, 2017 was 59,959,983.

Part III of this Form 10-K incorporates by reference certain portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be filed within 120 days after December 31, 2016.

TABLE OF CONTENTS

WABASH NATIONAL CORPORATION

FORM 10-K FOR THE FISCAL

YEAR ENDED DECEMBER 31, 2016

FORWARD LOOKING STATEMENTS

This Annual Report of Wabash National Corporation (together with its subsidiaries, “Wabash,” “Company,” “us,” “we,” or “our”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forward-looking statements” include statements regarding:

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

PART I

ITEM 1—BUSINESS

Overview

Wabash National Corporation (together with its subsidiaries, “Wabash,” “Wabash National,” “the Company,” “us,” “we,” or “our”) was founded in 1985 as a start-up company in Lafayette, Indiana. We are now a diversified industrial manufacturer and North America’s leading producer of semi-trailers and liquid transportation systems. We design, manufacture and market a diverse range of products, including dry freight and refrigerated trailers, platform trailers, bulk tank trailers, dry and refrigerated truck bodies, truck-mounted tanks, intermodal equipment, aircraft refueling equipment, structural composite panels and products, trailer aerodynamic solutions, and specialty food grade and pharmaceutical equipment. We have achieved this diversification through acquisitions and product innovation. We continue to search for acquisitions that will increase margins, enhance business stability, reduce cyclicality, and provide operational synergies.

We believe our position as a leader in our key industries is the result of longstanding relationships with our core customers, our demonstrated ability to attract new customers, our broad and innovative product lines, our technological leadership, and our extensive distribution and service network. Our management team is focused on continuing to optimize operations to match the current demand environment, implementing cost savings initiatives and lean manufacturing techniques, strengthening our capital structure, developing innovative products that enable our customers to succeed, improving earnings and continuing diversification of the business into higher margin opportunities that leverage our intellectual and process capabilities.

Wabash was incorporated in Delaware in 1991 and is the successor by merger to a Maryland corporation organized in 1985. Our internet website is www.wabashnational.com. We make our electronic filings with the Securities Exchange Commission (the “SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available on our website free of charge as soon as practicable after we file them with or furnish them to the SEC. Information on the website is not part of this Annual Report. We are listed on the NYSE as “WNC”.

Operating Segments

During the second quarter of 2016, in an effort to strengthen the alignment between our manufacturing businesses and our retail sales and service operations, improve profitability and capitalize on growth opportunities, we realigned our reporting segments into two segments, Commercial Trailer Products and Diversified Products. As a result of the realignment, the businesses previously operating within our former retail segment are now included in one of these two segments. Certain corporate-related administrative costs, interest and income taxes are not allocated to these two segments, but are reported in our Corporate and Eliminations segment. Financial results by operating segment, including information about revenues from customers, measures of profit and loss, and financial information regarding geographic areas and export sales are discussed in Note 12, Segments and Related Information, of the accompanying consolidated financial statements. By operating segment, net sales, prior to the elimination of intersegment sales, were as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Sales by Segment
Commercial Trailer Products	$1,506,110	$1,582,240	$1,380,623
Diversified Products Group	352,404	456,927	494,992
Corporate and Eliminations	(13,070)	(11,679)	(12,300)
Total	$1,845,444	$2,027,489	$1,863,315

Commercial Trailer Products

Commercial Trailer Products segment sales as a percentage of our consolidated net sales and gross margin measured prior to intersegment eliminations were:

	Year Ended December 31,
	2016	2015	2014
Percentage of net sales	81.0%	77.6%	73.6%
Percentage of gross profit	77.0%	64.9%	51.4%

The Commercial Trailer Products segment manufactures standard and customized van and platform trailers, truck bodies and other transportation related equipment to customers who purchase directly from us, through independent dealers or our Company owned branch locations through which we offer additional service and support. We seek to identify and produce proprietary custom products that offer exceptional value to customers with the potential to generate higher profit margin than standardized products. We believe that we have the engineering and manufacturing capability to produce these products efficiently. We introduced our proprietary composite product, DuraPlate®, in 1996 and have experienced widespread truck trailer industry acceptance. Since 2002, sales of our DuraPlate® trailers have represented approximately 95% of our total new dry van trailer sales. We are a significant producer of refrigerated trailer products as well as other specialty products, including converter dollies. In 2015, we introduced a line of refrigerated and dry freight truck bodies for Class 6, 7, and 8 chassis. The truck body product leverages our fleet proven DuraPlate® technology utilized in dry van trailers and also includes the introduction of a revoluntionary proprietary molded structural composite panel designed to reduce weight and improve thermal efficiency in refrigerated truck body applications. Through our Transcraft subsidiary we manufacture steel and aluminum flatbed and dropdeck trailers. Our Commercial Trailer Products segment also operates a wood flooring production facility that manufactures laminated hard wood oak flooring products for our van trailer products, as well as a retail branch network which offers the sale of new and used trailers, aftermarket parts, and service.

Commercial Trailer Products’ transportation equipment is marketed under the Wabash®, DuraPlate®, DuraPlateHD®, DuraPlate® XD-35®, ArcticLite®, RoadRailer®, Transcraft® and Benson® trademarks directly to customers, through independent dealers and through our Company-owned retail branch network. Historically, we have focused on our longstanding core customers, which represent many of the largest companies in the trucking industry, but we have expanded this focus over the past several years to include numerous additional key accounts. Our relationships with our core customers have been central to our growth since inception. We have also actively pursued the diversification of our customer base through our network of independent dealers. For our van business we utilize a total of 27 independent dealers with approximately 68 locations throughout North America to market and distribute our trailers. We distribute our flatbed and dropdeck trailers through a network of 74 independent dealers with approximately 120 locations throughout North America. In addition, we maintain a used fleet sales center to focus on selling both large and small fleet trade packages to the wholesale market.

Diversified Products

Diversified Products segment sales as a percentage of our consolidated net sales and gross profit margin measured prior to intersegment eliminations were:

	Year Ended December 31,
	2016	2015	2014
Percentage of net sales	19.0%	22.4%	26.4%
Percentage of gross profit	23.0%	35.1%	48.6%

The Diversified Products segment is comprised of four strategic business units: Tank Trailer, Aviation & Truck Equipment, Process Systems and Composites. The Tank Trailer business sells products through several brands including Walker Transport, Brenner® Tank, Bulk International and Beall® Trailers. These brands represent leading positions in liquid transportation systems and include a full line of stainless steel and aluminum tank trailers for the North American chemical, dairy, food and beverage, and petroleum and energy services markets. Our Process Systems business include brands such as Walker® Engineered Products and Extract Technology® and represent what we estimate to be leading positions in isolators, stationary silos and downflow booths around the world for the chemical, dairy, food and beverage, pharmaceutical and nuclear markets. The Aviation & Truck Equipment business is a leading manufacturer of truck-mounted tanks used in the aviation, refined fuel, heating oil, propane and liquid waste industries with products offered under the Garsite and Progress Tank brands. Our Composites business includes offerings under our DuraPlate® composite panel technology, which contains unique properties of strength and durability that can be utilized in numerous applications in addition to truck trailers and truck bodies. The Diversified Products segment has leveraged our DuraPlate® panel technology to develop numerous proprietary products, including the DuraPlate® AeroSkirt®, an aerodynamic solution for over-the-road trailers that provides approximately 6% improvement in fuel economy, as well as a line of foldable portable storage containers. Drawing on its experience with DuraPlate® and trailer aerodynamics, the Composites business has developed a full line of aerodynamic solutions designed to improve overall trailer aerodynamics and fuel economy, most notably the AeroSkirt CX™, Ventix DRSTM and AeroFinTM. In addition, we utilize our DuraPlate® technology in the production of truck bodies, overhead doors and other industrial applications. These DuraPlate® composite products are sold to original equipment manufacturers and aftermarket customers.

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

Through these brands and product offerings, our Diversified Products segment now serves a variety of end markets, a number of which we believe are less cyclical than the markets served by our Commercial Trailer Products segment. We expect to continue to focus on diversifying our Diversified Products segment to enhance our business model, strengthen our revenues and become a more diverse company that can deliver greater value to our shareholders.

Strategy

In addition to our commitment to long-term profitable growth within each of our reporting segments, our strategic initiatives include a focus on diversification efforts, both organic and strategic, to further transform Wabash into a diversified industrial manufacturer with a higher growth and margin profile and successfully deliver a greater value to our shareholders. Organically, our focus is on profitably growing and diversifying our operations by leveraging our existing assets, capabilities, and technology into higher margin products and markets and thereby providing value-added customer solutions. Strategically, we continue to focus on our transition into a more diversified industrial manufacturer, profitably growing and further broadening the product portfolio we offer, the customers and end markets we serve and strengthening our geographic presence. Future acquisitions may further provide us the opportunity to move forward on this strategic initiative and our long-term plan to become a more diversified industrial manufacturer. Our most recent acquisitions have enabled us to recognize top-line growth, improved profitability, and margin expansion; provided us access to additional markets while expanding our manufacturing footprint; and allowed us to offer one of the broadest product portfolios in the trailer industry.

Industry and Competition

Trucking in the U.S., according to the American Trucking Association (ATA), was estimated to be a $739 billion industry in 2016, representing approximately 82% of the total U.S. transportation industry revenue. Furthermore, ATA estimates that approximately 71% of all freight tonnage in 2016 was carried by trucks. Trailer demand is a direct function of the amount of freight to be transported. ATA estimates that total freight tonnage carried by trucks will grow 24% by 2027. To meet this continued high demand for freight, truck carriers will need to replace and expand their fleets, which typically results in increased trailer orders.

Transportation in the U.S., including trucking, is a cyclical industry that has experienced three cycles over the last 20 years. In each of the last three cycles the decline in freight tonnage preceded the general U.S. economic downturn by approximately two and one-half years and the recovery has generally preceded that of the economy as a whole. The trailer industry generally follows the transportation industry, experiencing cycles in the early and late 90’s lasting approximately 58 and 67 months, respectively. Truck freight tonnage, according to ATA statistics, started declining year-over-year in 2006 and remained at depressed levels through 2009. The most recent cycle concluded in 2009, lasting a total of 89 months. After three consecutive years with total trailer demand well below normal replacement demand levels estimated to be approximately 220,000 trailers, the period ending December 2016 demonstrated five consecutive years of healthy demand in which the total trailer shipments of approximately 232,000, 234,000, 269,000, 308,000, and 287,000 for the years ended 2012, 2013, 2014, 2015, and 2016, respectively. In our view, we expect to see continued strong demand for new trailer equipment as the economic and industry specific indicators we track, including ATA’s truck tonnage index, employment growth, housing and auto sectors, as well as the overall gross domestic product, appear to be trending in a positive direction.

Wabash, Great Dane, Utility and Hyundai Translead, are generally viewed as the top trailer manufacturers in the U.S. by volume. Our share of U.S. total trailer shipments in 2016 was approximately 21%. Trailer manufacturers compete primarily through the quality of their products, customer relationships, innovative technology, and price. We have seen others in the industry also pursue the development and use of composite sidewalls that compete directly with our DuraPlate® products. Our product development is focused on maintaining a leading position with respect to these products and on development of new products and markets, leveraging our proprietary DuraPlate® product, as well as our expertise in the engineering and design of customized products.

The table below sets forth new trailer production for Wabash and, as provided by Trailer Body Builders Magazine, the principal producers within North America. The data represents all segments of the industry, except containers and chassis. For the years included below, we have participated primarily in the van, platform, and tank trailer segments. Van trailer demand, the largest segment within the trailer industry, has recovered from a low of approximately 52,000 trailers in 2009 to an estimated 226,000 van trailers in 2016.

	2016	2015	2014	2013		2012
Wabash	60,000	63,000	56,000	46,000		45,000	(2)
Hyundai Translead	49,000	43,000	34,000	27,000		23,000
Great Dane	48,000	52,000	48,000	44,000		44,000
Utility	46,000	49,000	41,000	39,000		38,000
Stoughton	16,000	15,000	13,000	12,000		11,000
Other principal producers	64,000	80,000	37,000	31,000		33,000
Total Industry	283,000	302,000	265,000	232,000	(1)	227,000
(1)	Data revised by publisher in a subsequent year.
(2)	The 2012 production includes Walker volumes on a full-year pro forma basis.

Our Diversified Products segment, in most cases, participates in markets different than our traditional van and platform trailer product offerings. The end markets that our Diversified Products segment serve are broader and more diverse than the trailer industry, including environmental, pharmaceutical, biotech, oil and gas, moving and storage, and specialty vehicle markets. In addition, our diversification efforts pertain to new and emerging markets and many of the products are driven by regulatory requirements or, in most cases, customer-specific needs. However, some of our diversification efforts are considered to be in the early growth stages and future success is largely dependent on continued customer adoption of our product solutions and general expansion of our customer base and distribution channels.

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

We have been manufacturing DuraPlate® trailers for over 21 years and through December 2016 have sold approximately 650,000 DuraPlate® trailers. We believe that this proven experience, combined with ownership and knowledge of the DuraPlate® panel technology, will help ensure continued industry leadership in the future. We continue to introduce new innovations in our DuraPlate® line of products, including DuraPlateHD® and DuraPlate XD-35®, along with new innovations in other product lines, including our ArcticLite® refrigerated trailers and Lean Duplex tank trailers.

•	Significant Market Share and Brand Recognition – We have been one of the three largest manufacturers of trailers in North America since 1994, with one of the most widely recognized brands in the industry. We are currently the largest producer of van trailers in North America and, according to data published by Trailer Body Builders Magazine, our Transcraft subsidiary is one of the leading producers of platform trailers. We are also the largest manufacturer of liquid stainless steel and aluminum tank trailers in North America through our Walker Transport, Brenner® Tank, Bulk International and Beall® brands. We participate broadly in the transportation industry through both of our business segments. As a percentage of our consolidated net sales, new trailer sales for our dry and refrigerated vans, platforms and tanks represented approximately 84% in 2016.

•	Committed Focus on Operational Excellence – Safety, quality, on-time delivery, productivity and cost reduction are the core elements of our program of continuous improvement. We currently maintain an ISO 14001 registration of the Environmental Management System at our Lafayette, Indiana; Cadiz, Kentucky; San Jose Iturbide, Mexico; Frankfort, Indiana; and Harrison, Arkansas facilities. In addition, we have achieved ISO 9001 registration of the Quality Management Systems at our Lafayette, Indiana and Cadiz, Kentucky facilities.

•	Technology –We continue to be recognized by the trucking industry as a leader in developing technology to provide value-added solutions for our customers that reduce trailer operating costs, improve revenue opportunities, and solve unique transportation problems. Throughout our history, we have been and we expect we will continue to be a leading innovator in the design and production of trailers and related products. Recent new trailer introductions and value-added options include the introduction of the Cold Chain Series Refrigerated Truck Body with a molded structural composite technology, offering advanced thermal and operational performance; Lean Duplex tank trailer, a stainless steel option that reduces weight while providing enhanced performance characteristics over typical chemical tank trailers; Trustlock Plus®, a proprietary single-lock rear door mechanism; a combination ID/Stop light, a dual-function rear ID light that also actuates as a brake indicator; MaxClearenceTM Overhead Door System, a vertical door that provides an opening that would be comparable to that of swing door models; and the DuraPlate® AeroSkirt®, Ventix DRSTM, AeroFinTM and AeroSkirt CXTM, durable aerodynamic solutions that, based on verified laboratory and track testing, provides improved fuel efficiencies of 9% or greater when used in specific combinations.

In addition to the introduction of new trailer product innovations made through our DuraPlate® family over the past 21 years, we have also focused on a customer-centered approach in developing product enhancements for other industries we serve. Some of the more recent innovations include: the development of mobile clean rooms, or self-contained laboratories, which are configured to provide isolation and containment solutions into a rapidly deployable and flexible manufacturing facility for pharmaceutical and other technology applications; the development of a Refined Fuel truck with integrated Auxiliary Power Unit designed to improve fuel efficiency and prolong the useful operating life of fuel delivery vehicles; introduction of advanced materials to remove over 300 pounds from the standard Dry Van; introduction of RIG-16 offset rear under ride guard, and the introduction of the Truck Body line leveraging our fleet-proven DuraPlate® technology for dry truck bodies as well as the introduction of a revolutionary proprietary composite designed to improve weight and thermal efficiency in refrigerated truck body applications. Our new molded structural composite was recognized by Heavy Duty Trucking Magazine as a “Top 20 Product of 2016,” a recognition that is awarded for demonstrated innovation, significance to the industry, and the potential to improve profitability of trucking operations.

•	Corporate Culture – We benefit from an experienced, value-driven management team and dedicated workforce focused on operational excellence. Safety of our associates is our number one value and highest priority.

•	Extensive Distribution Network – We utilize a network of 27 independent dealers with approximately 68 locations throughout North America to distribute our van trailers, and our Transcraft distribution network consists of 74 independent dealers with approximately 120 locations throughout North America. Our tank trailers are distributed through a network of 52 independent dealers with 53 locations throughout North America.

Regulation

Truck trailer length, height, width, maximum weight capacity and other specifications are regulated by individual states. The federal government also regulates certain safety and environmental sustainability features incorporated in the design and use of truck and tank trailers. These regulations include, requirements to install Electronic Logging Devices, the use of aerodynamic devices and fuel saving technologies, as well as operator restrictions as to hours of service and minimum driver safety standards (see the section on “Industry Trends” in Item 7 for more details on these regulations). In addition, most tank trailers we manufacture have specific federal regulations and restrictions that dictate tank design, material type and thickness. Manufacturing operations are subject to environmental laws enforced by federal, state and local agencies (see "Environmental Matters").

Products

Since our inception, we have expanded our product offerings from a single truck trailer dry van product to a broad range of transportation equipment and diversified industrial products. Wabash National manages a diverse product portfolio, maintains long-standing customer relationships, and a focuses on innovative and breakthrough technologies within two operating segments.

Commercial Trailer Products segment sales represented approximately 81%, 78% and 74% of our consolidated net sales in 2016, 2015 and 2014, respectively. Our current Commercial Trailer Products segment primarily includes the following products:

•	Dry Van Trailers. The dry van market represents our largest product line and includes trailers sold under DuraPlate®, DuraPlateHD®, and DuraPlate® XD-35® trademarks. Our DuraPlate® trailers utilize a proprietary technology that consists of a composite plate wall for increased durability and greater strength.

•	Platform Trailers. Platform trailers are sold under the Transcraft® and Benson® trademarks. Platform trailers consist of a trailer chassis with a flat or “drop” loading deck without permanent sides or a roof. These trailers are primarily utilized to haul steel coils, construction materials and large equipment. In addition to our all steel and combination steel and aluminum platform trailers, we also offer a premium all-aluminum platform trailer.

•	Refrigerated Trailers. Refrigerated trailers provide thermal efficiency, maximum payload capacity, and superior damage resistance. Our refrigerated trailers are sold under the ArcticLite® trademark and use our proprietary SolarGuard® technology, coupled with our foaming process, which we believe enables customers to achieve lower costs through reduced operating hours of refrigeration equipment and therefore reduced fuel consumption. In 2016, Wabash introduced a proprietary molded structural composite with thermal technology, which based on our testing provides improved thermal performance for refrigerated trailers by up to 25% and is up to 20% lighter than standard refrigerated trailers while still maintaining strength and durability.

•	Truck Bodies. Introduced in 2015, Wabash National’s engineers have combined fleet-proven equipment designs and advanced materials to create a line of high performance refrigerated and dry freight truck bodies for Class 6, 7, and 8 chassis. The truck body product leverages our fleet-proven DuraPlate® technology utilized in dry van trailers and also includes the introduction of a revolutionary proprietary molded structural composite designed to improve weight and thermal efficiency in refrigerated truck body applications.

•	Specialty Trailers. These products include a wide array of specialty equipment and services generally focused on products that require a higher degree of customer specifications and requirements. These specialty products include converter dollies, Big Tire Hauler, Steel Coil Hauler and RoadRailer® trailers.

•	Aftermarket Parts and Service. Aftermarket component products are manufactured to provide continued support to our customers throughout the life cycle of the trailer. Aurora Parts & Accessories, LLC is the exclusive supplier of the aftermarket component products for the company’s dry van, refrigerated and platform trailers. Utilizing our branch locations and onsite service centers, we provide a wide array of quality aftermarket parts and services to our customers. Additionally, rail components are sold to provide continued support of the Road Railer® product line as well as to expand our offerings in the rail markets.

•	Used Trailers. This includes the sale of used trailers through our used fleet sales center to facilitate new trailer sales with a focus on selling both large and small fleet trade packages to the wholesale market as well as through our branch network to enable us to remarket and promote new trailer sales.

•	Wood Products. We manufacture laminated hardwood oak flooring used primarily in our dry van trailer segment at our manufacturing operations located in Harrison, Arkansas.

Diversified Products segment sales represented approximately 19%, 22% and 26% of our consolidated net sales in 2016, 2015 and 2014, respectively. Our current Diversified Products segment primarily includes the following products:

•	Tank Trailers. Tank Trailers currently has several principal brands dedicated to transportation products including Walker Transport, Brenner® Tank, Bulk Tank International, and Beall® Trailers. Equipment sold under these brands include stainless steel and aluminum liquid and dry bulk tank trailers and other transport solutions for the dairy, food and beverage, chemical, environmental, petroleum and refined fuel industries. We also provide parts and maintenance and repair services for tank trailers and other related equipment through our six Brenner Tank Service centers.

-	Walker Transport – Founded as the original Walker business in 1943, the Walker Transport brand includes stainless steel tank trailers for the dairy, food and beverage end markets.

-	Brenner® Tank – Founded in 1900, Brenner® Tank manufactures stainless steel and aluminum tank trailers, dry bulk trailers, and fiberglass reinforced poly tank trailers, as well as vacuum tank trailers and carbon steel frac tanks for the oil and gas, chemical, energy and environmental services end markets.

-	Bulk Tank International – Manufactures stainless steel tank trailers for the oil and gas and chemical end markets.

-	Beall® Trailers – With tank trailer production dating to 1928, the Beall® brand includes aluminum tank trailers and related tank trailer equipment for the dry bulk and petroleum end markets.

•	Process Systems. Process Systems currently sells products under the Walker Engineered Products and Extract Technology® brands and specializes in the design and production of a broad range of products including: a portfolio of products for storage, mixing and blending, including process vessels, as well as round horizontal and vertical storage silo tanks; containment and isolation systems for the pharmaceutical, chemical, and nuclear industries, including custom designed turnkey systems and spare components for full service and maintenance contracts; containment systems for the pharmaceutical, chemical and biotech markets; and mobile water storage tanks used in the oil and gas industry to pump high-pressure water into underground wells.

-	Walker Engineered Products – Since the 1960s, Walker has marketed stainless steel storage tanks and silos, mixers, and processors for the dairy, food and beverage, pharmaceutical, chemical, craft brewing, and biotech end markets under the Walker Engineered Products brand.

-	Extract Technology® – Since 1981, the Extract Technology® brand has included stainless steel isolators and downflow booths, as well as custom-fabricated equipment, including workstations and drum booths for the pharmaceutical, fine chemical, biotech and nuclear end markets.

•	Aviation & Truck Equipment. Aviation & Truck Equipment currently sells products under the Progress Tank and Garsite brands, which are dedicated to serving aircraft refuelers and hydrant dispensers for in-to-plane fueling companies, airlines, freight distribution companies and fuel marketers around the globe; military grade refueling and water tankers for applications and environments required by the military; truck mounted tanks for fuel delivery; and vacuum tankers.

-	Progress Tank – Since 1920, the Progress Tank brand has included aluminum and stainless steel truck-mounted tanks for the oil and gas and environmental end markets.

-	Garsite – Founded in 1952, Garsite is a value-added assembler of aircraft refuelers, hydrant dispensers, and above-ground fuel storage tanks for the aviation end market.

•	Composites. Our composite products expand the use of DuraPlate® composite panels, already a proven product in the semi-trailer market for over 20 years. Other composite product offerings include truck bodies, overhead doors, foldable portable storage containers and other industrial applications. We continue to develop new products and actively explore markets that can benefit from the proven performance of our proprietary technology. In 2016, we entered into a partnership with EconCore N.V. to manufacture and sell their patented honeycomb core production technology in the containment and transportation industries. In 2015 we introduced three solutions designed to significantly improve trailer aerodynamics and fuel economy featuring a trailer drag reduction system to manage airflow across the entire length of trailer, or Ventix DRSTM, an aerodynamic tail devised to direct airflow across the rear of the trailer, or AeroFinTM, and a new lighter version of our AeroSkirt design called AeroSkirt CXTM. We also offer our EPA Smartway®1 approved DuraPlate® AeroSkirt®.

Customers

Our customer base has historically included many of the nation’s largest truckload (TL) common carriers, leasing companies, private fleet carriers, less-than-truckload (LTL) common carriers and package carriers. We continue to expand our customer base and diversify into the broader trailer market through our independent dealer and company-owned retail networks, as well as through strategic acquisitions. Furthermore, we continue to diversify our products organically by expanding the use of DuraPlate® composite panel technology through products such as DuraPlate® AeroSkirts®, truck bodies, overhead doors and portable storage containers as well as strategically through our acquisitions. All of these efforts have been accomplished while maintaining our relationships with our core customers. Our five largest customers together accounted for approximately 24%, 25% and 20% of our aggregate net sales in 2016, 2015 and 2014, respectively. No individual customer accounted for more than 10% or more of our aggregate net sales during the past three years. International sales, primarily to Canadian customers, accounted for less than 10% of net sales for each of the last three years.

We have established relationships as a supplier to many large customers in the transportation industry, including the following:

•	Truckload Carriers: Averitt Express, Inc.; Celadon Group, Inc.; Covenant Transportation Group, Inc; Cowan Systems, LLC; Crete Carrier Corporation; Heartland Express, Inc.; J.B Hunt Transport, Inc.; Knight Transportation, Inc.; Roehl Transport Inc.; Schneider National, Inc.; Swift Transportation Corporation; U.S. Xpress Enterprises, Inc.; and Werner Enterprises, Inc.

•	Less-Than-Truckload Carriers: FedEx Corporation; Old Dominion Freight Lines, Inc.; R&L Carriers Inc.; and YRC Worldwide, Inc.

•	Refrigerated Carriers: CR England, Inc.; K&B Transportation, Inc.; Prime, Inc.; and Southern Refrigerated Transport, Inc.

•	Leasing Companies: Penske Truck Leasing Company; Wells Fargo Equipment Finance, Inc.; Matlack Leasing; Evergreen and Xtra Lease, Inc.

•	Private Fleets: C&S Wholesale Grocers, Inc.; Dollar General Corporation; and Safeway, Inc.

•	Liquid Carriers: Dana Liquid Transport Corporation; Evergreen Tank Solutions LLC; Kenan Advantage Group, Inc.; Oakley Transport, Inc.; Quality Carriers, Inc.; Superior Tank, Inc.; and Trimac Transportation.

Through our Diversified Products segment we also sell our products to several other customers including: Atlantic Aviation; GlaxoSmithKline Services Unlimited; W.M. Sprinkman; Dairy Farmers of America; Southwest Airlines Company; Navistar International Corporation; Nestlé; Matlack Leasing LLC; Wabash Manufacturing, Inc. (an unaffiliated company); Morgan Corporation; Supreme Corporation; and Spartan Motors, Inc.

Marketing and Distribution

We market and distribute our products through the following channels:

•	Factory direct accounts;

•	Company-owned distribution network; and

•	Independent dealerships.

Factory direct accounts are generally large fleets, with over 7,500 trailers, that are high volume purchasers. Historically, we have focused on the factory direct market in which customers are highly knowledgeable of the life-cycle costs of trailer equipment and, therefore, are best equipped to appreciate the innovative design and value-added features of our products, as well as the value proposition for lower total cost of ownership over the lifecycle of our products.

Our Company-owned distribution network generates sales of trailers to smaller fleets and independent operators located in geographic regions where our branches are located. This branch network enables us to provide maintenance and other services to customers.

We also sell our van trailers through a network of 27 independent dealers with approximately 68 locations throughout North America. Our platform trailers are sold through 74 independent dealers with approximately 120 locations throughout North America. Our tank trailers are distributed through a network of 52 independent dealers with 53 locations throughout North America. The dealers primarily serve mid-market and smaller sized carriers and private fleets in the geographic region where the dealer is located and occasionally may sell to large fleets. The dealers may also perform service and warranty work for our customers.

Raw Materials

We utilize a variety of raw materials and components including, specialty steel coil, stainless steel, plastic, aluminum, lumber, tires, landing gear, axles and suspensions, which we purchase from a limited number of suppliers. Costs of raw materials and component parts represented approximately 59%, 63% and 65% of our consolidated net sales in 2016, 2015 and 2014, respectively. Raw material costs as a percentage of our consolidated net sales realized throughout 2016 are down compared to recent years, as we have experienced declines in specific raw material costs during the year. Significant price fluctuations or shortages in raw materials or finished components used in our products have had, and could have further, adverse effects on our results of operations. In 2017 and for the foreseeable future, we expect that the raw materials used in the greatest quantity will be steel, aluminum, plastic and wood. We will endeavor to pass along any raw material and component cost increases. We hedge certain commodities that have the potential to significantly impact our operations in order to offset the negative impact of raw material price fluctuations and to protect our margins on firm customer orders.

Backlog

Orders that have been confirmed by customers in writing, have defined delivery timeframes and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms or cancellation. Our backlog of orders at December 31, 2016 and 2015 was approximately $802 million and $1,210 million, respectively, and we expect to complete the majority of our backlog orders as of December 31, 2016 within 12 months of this date.

Patents and Intellectual Property

We hold or have applied for 124 patents in the U.S. on various design elements, components, and techniques utilized in our manufacture of transportation equipment and engineered products. In addition, we hold or have applied for 153 patents in foreign countries.

Our patents are intellectual property related to the manufacture of trailers, containers, and aerodynamic-related products using our proprietary DuraPlate® product, truck body, trailer, and aerodynamic-related products utilizing other composite materials, our containment and isolation systems, and other engineered products – all of which we believe offer us a significant competitive advantage in the markets in which we compete.

Our DuraPlate® patent portfolio includes several patents and pending patent applications, which cover not only utilization of our DuraPlate® product in the manufacture of trailers, but also cover a number of aerodynamic-related products aimed at increasing the fuel efficiency of trailers. U.S. and foreign patents and patent applications in our DuraPlate® patent portfolio have expiration dates ranging from 2017 to 2036. Certain U.S. patents relating to the combined use of DuraPlate® panels and logistics systems within the sidewalls of our dry van trailers will not expire until 2027 or after; several other issued U.S. patents and pending patent applications relating to the use of DuraPlate® panels, or other composite materials, within aerodynamic-related products as well as modular storage and shipping containers will not begin to expire until after 2030. Additionally, we also believe that our proprietary DuraPlate® production process, which has been developed and refined since 1995, offers us a significant competitive advantage in the industry – above and beyond the benefits provided by any patent protection concerning the use and/or design of our DuraPlate® products. While unpatented, we believe the proprietary knowledge of this process and the significant intellectual and capital hurdles in creating a similar production process provide us with an advantage over others in the industry who utilize composite sandwich panel technology.

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

In addition, our intellectual property portfolio includes patents and patent applications covering many of our engineered products, including our containment and isolation systems, as well as many trailer industry components. These products have become highly desirable and are recognized for their innovation in the markets we serve. The engineered products patents and patent applications relate to our industry leading isolation systems, sold under the Extract Technologies® brand name. These patents will not begin to expire until 2021. The patents and patent applications relating to our proprietary trailer-industry componentry include, for example, those covering the Trust Lock Plus® door locking mechanism, the Max Clearance® Overhead Door System, which provides additional overhead clearance when an overhead-style rear door is in the opened position that would be comparable to that of swing-door models, the use of bonded intermediate logistics strips, the bonded D-ring hold-down device, bonded skylights, and the DuraPlate® arched roof. The patents covering these products will not expire before 2029. Further, another patented product sold by the Diversified Products segment includes the ShakerTank® trailer, a vibrating bulk tank trailer used in transporting viscous materials, whose patents will not expire before 2026. We believe all of these proprietary products offer us a competitive market advantage in the markets in which we compete.

We also hold or have applied for 43 trademarks in the U.S. as well as 63 trademarks in foreign countries. These trademarks include the Wabash®, Wabash National®, Transcraft®, Benson®, Extract Technology®, Beall® and Brenner® brand names as well as trademarks associated with our proprietary products such as DuraPlate®, RoadRailer®, Transcraft Eagle®, and Arctic Lite®. Additionally, we utilize several tradenames that are each well-recognized in their industries, including Walker Transport, Walker Stainless Equipment, Walker Engineered Products, Garsite, Bulk Tank International and Progress Tank. Our trademarks associated with additional proprietary products include MaxClearance® Overhead Door System, Trust Lock Plus®, EZ-7®, DuraPlate Aeroskirt®, Aeroskirt CX®, DuraPlate XD-35®, DuraPlate HD®, SolarGuard®, VentixDRS®, AeroFin®, AeroFin XL™ and EZ-Adjust®. We believe these trademarks are important for the identification of our products and the associated customer goodwill; however, our business is not materially dependent on such trademarks.

Research and Development

Research and development expenses are charged to earnings as incurred and were $6.4 million, $4.8 million and $1.7 million in 2016, 2015 and 2014, respectively.

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

Employees

As of December 31, 2016 and 2015, we had approximately 5,100 and 5,300 full-time employees, respectively. Throughout 2016, essentially all of our active employees were non-union. Our temporary employees represented approximately 14% of our overall production workforce as of December 31, 2016 as compared to approximately 17% at the end of the prior year. We place a strong emphasis on maintaining good employee relations and development through competitive compensation and related benefits, a safe work environment and promoting educational programs and quality improvement teams.

Executive Officers of Wabash National Corporation

The following are the executive officers of the Company:

Name	Age	Position
Richard J. Giromini	63	Chief Executive Officer, Director
Brent L. Yeagy	46	President and Chief Operating Officer, Director
William D. Pitchford	62	Senior Vice President – Human Resources and Assistant Secretary
Erin J. Roth	41	Senior Vice President – General Counsel and Secretary
Jeffery L. Taylor	51	Senior Vice President – Chief Financial Officer
Mark J. Weber	45	Senior Vice President – Group President, Diversified Products Group

Richard J. Giromini. Mr. Giromini has served as our Chief Executive Officer since January 2007, while also serving as our President until October 2016. Previously, Mr. Giromini served as our Executive Vice President and Chief Operating Officer from February 2005 until December 2005 when he was appointed President and a Director of the Company. Mr. Giromini joined the Company in July 2002, as Senior Vice President - Chief Operating Officer. Earlier experience includes 26 years in the transportation industry, having begun his career with General Motors Corporation (1976 – 1985), serving in a variety of positions of increasing responsibility within the Tier 1 automotive sector, most recently with Accuride Corporation (Senior Vice President and General Manager) , AKW LP (President and CEO), and ITT Automotive (Director of Manufacturing). Mr. Giromini holds a Master of Science degree in Industrial Management and a Bachelor of Science degree in Mechanical and Industrial Engineering, both from Clarkson University. He is also a graduate of the Advanced Management Program at the Duke University Fuqua School of Management.

Brent L. Yeagy. Mr. Yeagy has served as our President and Chief Operating Officer, and a Director of the Company since October 2016. He had been Senior Vice President – Group President of Commercial Trailer Products Group from June 2013 to October 2016. Previously, he served as Vice President and General Manager for the Commercial Trailer Products Group from 2010 to 2013. Mr. Yeagy has held numerous operations related roles since joining Wabash National in February 2003. Prior to joining the Company, Mr. Yeagy held various roles within Human Resources, Environmental Engineering and Safety Management for Delco Remy International from July 1999 through February 2003. Mr. Yeagy served in various Plant Engineering roles at Rexnord Corporation from December 1995 through July 1997. Mr. Yeagy is a veteran of the United States Navy, serving from 1991 to 1994. He received his Masters of Business Administration from Anderson University and his Master and Bachelor degrees in Science from Purdue University. He is also a graduate of the University of Michigan, Ross School of Business Program in Executive Management and the Stanford Executive Program.

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

Erin J. Roth. Ms. Roth has served as the Company’s Senior Vice President – General Counsel and Secretary since January 2011. Prior to her promotion, she served as Vice President – General Counsel and Secretary, beginning in March 2010, after first joining the Company in March 2007 as Corporate Counsel. Immediately prior to joining the Company, Ms. Roth was engaged in the private practice of law with Barnes & Thornburg, LLP, representing a number of private and public companies throughout the U.S. Ms. Roth holds a Juris Doctorate from the Georgetown University Law Center and a Bachelor of Science degree in Accounting from Butler University.

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

Demand for trailers is sensitive to changes in economic conditions, including changes related to unemployment, consumer confidence, consumer income, new housing starts, industrial production, government regulations, and the availability of financing and interest rates. The status of these economic conditions periodically have an adverse effect on truck freight and the demand for and the pricing of our trailers, and have also resulted in, and could in the future result in, the inability of customers to meet their contractual terms or payment obligations, which could cause our operating revenues and profits to decline.

Global economic weakness could negatively impact our operations and financial performance.

While the trailer industry has recently experienced a period of strong demand levels, we cannot provide any assurances that we will be profitable in future periods or that we will be able to sustain or increase profitability in the future. Increasing our profitability will depend on several factors, including, our ability to increase our overall trailer volumes, improve our gross margins, gain continued momentum on our product diversification efforts and manage our expenses. If we are unable to sustain profitability in the future, we may not be able to meet our payment and other obligations under our outstanding debt agreements.

We continue to be reliant on the credit, housing and construction-related markets in the U.S. The same general economic concerns faced by us are also faced by our customers. We believe that some of our customers are highly leveraged and have limited access to capital, and their continued existence may be reliant on liquidity from global credit markets and other sources of external financing. Lack of liquidity by our customers could impact our ability to collect amounts owed to us. While we have taken steps to address these concerns through the implementation of our strategic plan, we are not immune to the pressures being faced by our industry or the global economy, and our results of operations may decline.

We may not be able to execute on our long-term strategic plan and growth initiatives, or meet our long-term financial goals.

Our long-term strategic plan is intended to generate long-term value for our shareholders while delivering profitable growth through all our business segments.  The long-term financial goals that we expect to achieve as a result of our long-term strategic plan and organic growth initiatives are based on certain assumptions, which may prove to be incorrect. We cannot provide any assurance that we will be able to fully execute on our strategic plan or growth initiatives, which are subject to a variety of risks, including, our ability to: diversify the product offerings of our non-trailer businesses; leverage acquired businesses and assets to grow sales with our existing products; design and develop new products to meet the needs of our customers; increase the pricing of our products and services to offset cost increases and expand gross margins; and execute potential future acquisitions, mergers, and other business development opportunities. If we are unable to successfully execute on our strategic plan, we may experience increased competition, adverse financial consequences and a decrease in the value of our stock. Additionally, our management’s attention to the implementation of the strategic plan, which includes our efforts at diversification, may distract them from implementing our core business which may also have adverse financial consequences.

Our diversification strategy may not be successfully executed, which could have a material adverse effect on our business, financial condition and results of operations.

In addition to our commitment to long-term profitable growth within each of our existing reporting segments, our strategic initiatives include a focus on diversification, both organic and strategic, to continue to transform Wabash into a more diversified industrial manufacturer with a higher growth and margin profile and successfully deliver a greater value to our shareholders. Organically, our focus is on profitably growing and diversifying our operations by leveraging our existing assets, capabilities, and technology into higher margin products and markets and thereby providing value-added customer solutions. Strategically, we continue to focus on becoming a more diversified industrial manufacturer, broadening the product portfolio we offer, the customers and end markets we serve and our geographic reach.

Some of our existing diversification efforts are in the early growth stages and future success is largely dependent on continued customer adoption of our new product solutions and general expansion of our customer base and distribution channels.  We also expect future acquisitions to form a key component of strategic diversification. Diversification through acquisitions involve identifying and executing on transactions and managing successfully the integration and growth of acquired companies and products, all of which involve significant resources and risk of failure. Diversification efforts put a strain on our administrative, operational and financial resources and make the determination of optimal resource allocation difficult. If our efforts to diversify the business organically and/or strategically do not meet the expectations we have, it could have a material adverse effect on our business, financial condition and results of operations.

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

We have longstanding relationships with a number of large customers to whom we supply our products. We do not have long-term agreements with these customers. Our success is dependent, to a significant extent, upon the continued strength of these relationships and the growth of our core customers. We often are unable to predict the level of demand for our products from these customers, or the timing of their orders. In addition, the same economic conditions that adversely affect us also often adversely affect our customers. Furthermore, we are subject to a concentration of risk as the five largest customers together accounted for approximately 24% of our aggregate net sales in 2016 and there have been customers historically who have individually accounted for greater than 10% of our aggregate net sales. The loss of a significant customer or unexpected delays in product purchases could further adversely affect our business and results of operations.

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

We continue to optimize and expand our product offerings to meet our customer needs through our established brands, such as DuraPlate®, DuraPlateHD®, DuraPlate® XD-35®, DuraPlate AeroSkirt®, ArcticLite®, Transcraft®, Benson®, Walker Transport, Brenner® Tank, Garsite, Progress Tank, Bulk Tank International, and Extract Technology®. While we target product development to meet customer needs, there is no assurance that our product development efforts will be embraced and that we will meet our strategic goals, including sales projections. Companies in the truck transportation industry, a very fluid industry in which our customers primarily operate, make frequent changes to maximize their operations and profits.

We have seen a number of our competitors follow our leadership in the development and use of composite sidewalls that bring them into direct competition with our DuraPlate® products. Our product development is focused on maintaining our leadership for these products but competitive pressures may erode our market share or margins. We hold patents on various components and techniques utilized in our manufacturing of transportation equipment and engineered products with expiration dates ranging from 2017 to 2035. We continue to take steps to protect our proprietary rights in our products and the processes used to produce them. However, the steps we have taken may not be sufficient or may not be enforced by a court of law. If we are unable to protect our intellectual properties, other parties may attempt to copy or otherwise obtain or use our products or technology. If competitors are able to use our technology, our ability to effectively compete could be harmed. In addition, litigation related to intellectual property could result in substantial costs and efforts which may not result in a successful outcome.

Our backlog may not be indicative of the level of our future revenues.

Our backlog represents future production for which we have written orders from our customers that can be produced in the next 18 months. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms, or cancellation. Our reported backlog may not be converted to revenue in any particular period and actual revenue from such orders may not equal our backlog. Therefore, our backlog may not be indicative of the level of our future revenues.

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

Compliance with complex foreign and U.S. laws and regulations that apply to international operations may increase our cost of doing business and could expose us or our employees to fines, penalties and other liabilities. These numerous and sometimes conflicting laws and regulations include import and export requirements, content requirements, trade restrictions, tax laws, environmental laws and regulations, sanctions, internal and disclosure control rules, data privacy requirements, labor relations laws, and U.S. laws such as the Foreign Corrupt Practices Act and substantially equivalent local laws prohibiting corrupt payments to governmental officials and/or other foreign persons. Although we have policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our officers, employees, contractors or agents will not violate our policies. Any violation of the laws and regulations that apply to our operations and properties could result in, among other consequences, fines, environmental and other liabilities, criminal sanctions against us, our officers or our employees, and prohibitions on our ability to offer our products and services to one or more countries and could also materially damage our reputation, our brand, our efforts to diversify our business, our ability to attract and retain employees, our business and our operating results.

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

Our ability to operate our business and implement our strategies depends, in part, on the efforts of our executive officers and other key associates. Our future success depends, in large part, on our ability to attract and retain qualified personnel, including manufacturing personnel, sales professionals and engineers. The unexpected loss of services of any of our key personnel or the failure to attract or retain other qualified personnel could have an adverse effect on the operation of our business.

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

In addition to product liability claims, we are subject to legal proceedings and claims that arise in the ordinary course of business, such as workers' compensation claims, OSHA investigations, employment disputes and customer and supplier disputes arising out of the conduct of our business. Litigation may result in substantial costs and may divert management's attention and resources from the operation of our business, which could have an adverse effect on our business, results of operations or financial condition.

An impairment in the carrying value of goodwill and other long-lived intangible assets could negatively affect our operating results.

We have a substantial amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions. At December 31, 2016, approximately 97% of these long-lived intangible assets were concentrated in our Diversified Products segment. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other long-lived intangible assets represents the fair value of trademarks and trade names, customer relationships and technology as of the acquisition date, net of any accumulated amortization. Under generally accepted accounting principles, goodwill is required to be reviewed for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment, and other long-lived intangible assets require review for impairment only when indicators exist. If any business conditions or other factors cause profitability or cash flows to significantly decline, we may be required to record a non-cash impairment charge, which could adversely affect our operating results. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a decline in economic conditions or a slow, weak economic recovery, sustained declines in the price of our common stock, adverse changes in the regulatory environment, adverse changes in the market share of our products, adverse changes in interest rates, or other factors leading to reductions in the long-term sales or profitability that we expect.

Our ability to fund operations and pay dividends is limited by our operational results, cash on hand, and available borrowing capacity under our revolving credit facility.

Our ability to fund our working capital needs and capital expenditures, and our ability to pay dividends on our common stock, is limited by the net cash provided by operations, cash on hand and available borrowings under our revolving credit facility. Declines in net cash provided by operations, increases in working capital requirements necessitated by an increased demand for our products and services, decreases in the availability under the revolving credit facility or changes in the credit our suppliers provide to us, could rapidly exhaust our liquidity.

We recently reinstituted a policy of paying regular quarterly dividends on our common stock, but there is no assurance that we will have the ability to continue a regular quarterly dividend.

In December 2016, our Board of Directors approved the reinstatement of a dividend program under which we will pay regular quarterly cash dividends to holders of our common stock. Prior to 2017, no dividends had been paid since the third quarter of 2008. Our ability to pay dividends, and our Board of Directors’ determination to maintain our current dividend policy, will depend on numerous factors, including:

•	the state of our business, competition, and changes in our industry;

•	changes in the factors, assumptions, and other considerations made by our Board of Directors in reviewing and revising our dividend policy;

•	our future results of operations, financial condition, liquidity needs, and capital resources; and

•	our various expected cash needs, including cash interest and principal payments on our indebtedness, capital expenditures, the purchase price of acquisitions, and taxes.

Each of the factors listed above could negatively affect our ability to pay dividends in accordance with our dividend policy or at all. In addition, the Board may elect to suspend or alter the current dividend policy at any time.

Changes to U.S. or foreign tax laws could affect our effective tax rate and our future profitability.

Changes in tax legislation could significantly impact our overall profitability, the provisions for income taxes, the amount of taxes payable and our deferred tax asset and liability balances. Recent proposals to lower the U.S. corporate income tax rate would require us to reduce our net deferred tax asset with a corresponding one-time, non-cash charge to income tax expense, however, our income tax expense and cash taxes would be reduced in subsequent years.

Risks Related to Our Indebtedness

Our levels of indebtedness could adversely affect our business, financial condition and results of operations, our ability to meet our payment obligations under our debt agreements, and our ability to pay dividends.

As of December 31, 2016, we had $241.1 million of indebtedness, including: $189.5 million of secured debt, $49.0 million of unsecured debt, $1.9 million in capital lease obligations, and $0.7 million in an industrial revenue bond. This level of debt could have significant consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under our outstanding debt agreements;

•	resulting in an event of default if we fail to comply with the restrictive covenants contained in our debt agreements, which could result in all of our debt becoming immediately due and payable;

•	reducing the availability of our cash flow to fund dividend payments, working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

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

Despite our current consolidated debt levels, we may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing our Convertible Senior Notes due 2018 (the “Notes”) from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions. Our Amended and Restated Revolving Credit Agreement restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facilities mature or are repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

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

Certain provisions of the Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the Notes will have the right, at their option, to require us to repurchase all of their Notes or any portion of the principal amount of such Notes in integral multiples of $1,000. We also may be required to issue additional shares upon conversion in the event of certain corporate transactions. In addition, the indenture governing the Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions of the Notes could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our stockholders.

Our Term Loan Credit Agreement and revolving credit facility contain restrictive covenants that, if breached, could limit our financial and operating flexibility and subject us to other risks.

Our Term Loan Credit Agreement and revolving credit facility include customary covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. As required under our Amended and Restated Revolving Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of not less than 1.1 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the facility is less than 10% of the total revolving commitment.

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

As of December 31, 2016, we believe we are in compliance with the provisions of both our Term Loan Credit Agreement and our revolving credit facility. Our ability to comply with the various terms and conditions in the future may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

We have manufacturing and retail operations located throughout the United States as well as facilities in Mexico and the United Kingdom. Our main Lafayette, Indiana facility is a 1.2 million square foot facility that houses truck trailer, truck body and composite material production, tool and die operations, research and development laboratories and offices. Our second Lafayette, Indiana facility is 0.8 million square feet and used primarily for the production of refrigerated van trailers. In total, our facilities have the capacity to produce approximately 80,000 trailers annually on a three-shift, five-day workweek schedule, depending on the mix of products.

Properties owned by Wabash are subject to security interests held by our lenders. We believe the facilities we are now using are adequate and suitable for our current business operations and the currently foreseeable level of operations. The following table provides information regarding the locations of our major facilities, which are in the following areas in the United States, Mexico, and United Kingdom:

Location	Owned or Leased	Description of Activities at Location	Segment
Ashland, Kentucky	Leased	Parts distribution	Diversified Products
Baton Rouge, Louisiana	Leased	Service and parts distribution	Diversified Products
Cadiz, Kentucky	Leased	Manufacturing	Commercial Trailer Products
Chicago, Illinois	Leased	Service and parts distribution	Diversified Products
Columbus, Ohio	Owned	New trailers, used trailers, service and parts distribution	Commercial Trailer Products
Dallas, Texas	Owned	New trailers, used trailers, service and parts distribution	Commercial Trailer Products
Dunmore, Pennsylvania	Owned	New trailers, used trailers, service and parts distribution	Commercial Trailer Products
Elroy, Wisconsin	Owned	Manufacturing	Diversified Products
Findlay, Ohio	Leased	Service and parts distribution	Diversified Products
Fond du Lac, Wisconsin	Owned	Manufacturing	Diversified Products
Frankfort, Indiana	Leased	Manufacturing	Diversified Products
Harrison, Arkansas	Owned	Manufacturing	Diversified Products
Houston, Texas	Leased	Service and parts distribution	Diversified Products
Huddersfield, United Kingdom	Leased property/Owned building	Manufacturing	Diversified Products
Kansas City, Kansas	Leased	Manufacturing	Diversified Products
Lafayette, Indiana	Owned	Corporate Headquarters, Manufacturing and used trailers	Commercial Trailer Products and Diversified Products
Mauston, Wisconsin	Leased	Service and parts distribution	Diversified Products
New Lisbon, Wisconsin	Owned/Leased	Manufacturing	Diversified Products
Portland, Oregon	Owned	Manufacturing	Diversified Products
Queretaro, Mexico	Owned	Manufacturing	Diversified Products
San Antonio, Texas	Owned	New trailers, used trailers, service and parts distribution	Commercial Trailer Products
Smithton, Pennsylvania	Owned	New trailers, used trailers, service and parts distribution	Commercial Trailer Products
Tavares, Florida	Leased	Manufacturing	Diversified Products
West Memphis, Arkansas	Leased	Service and parts distribution	Diversified Products

ITEM 3—LEGAL PROCEEDINGS

We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities, and are periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations"). As of December 31, 2016, we were named as a defendant or were otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

We have recorded liabilities for certain of our outstanding legal proceedings and governmental examinations. A liability is accrued when it is both (a) probable that a loss with respect to the legal proceeding has occurred and (b) the amount of loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and governmental examinations that could cause an increase or decrease in the amount of the liability that has been previously accrued. These legal proceedings, as well as governmental examinations, involve various lines of business and a variety of claims (including, common law tort, contract, antitrust and consumer protection claims), some of which present novel factual allegations and/or unique legal theories. While some matters pending against us specify the damages claimed by the plaintiff, many seek a not-yet-quantified amount of damages or are at very early stages of the legal process. Even when the amount of damages claimed against Wabash is stated, the claimed amount may be exaggerated and/or unsupported. As a result, it is not currently possible to estimate a range of possible loss beyond previously accrued liabilities relating to some matters including those described below. Such previously accrued liabilities may not represent our maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from the currently accrued liabilities.

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

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil. On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damages amount was approximately R$26.7 million (Brazilian Reais), which was approximately $8.2 million U.S. dollars using the exchange rate as of December 31, 2016 and exclusive of any potentially court-imposed interest, fees or inflation adjustments. On October 5, 2016, the Court of Appeals re-heard all facts and legal questions presented in the case, and ruled in favor of the Company on all claims at issue. In doing so, the Court of Appeals dismissed all claims against the Company and vacated the judgment and damages previously ordered by the Fourth Civil Court of Curitiba. Unless BK appeals the ruling and a higher court finds in favor of BK on any of its claims, the judgment of the Court of Appeals is final. As a result of the Court of Appeals ruling, the Company does not expect that this proceeding will have a material adverse effect on its financial condition or results of operations; however, it will continue to monitor these legal proceedings in the event BK further appeals the ruling of the Court of Appeals.

Intellectual Property

In October 2006, we filed a patent infringement suit against Vanguard National Corporation (“Vanguard”) regarding our U.S. Patent Nos. 6,986,546 and 6,220,651 in the U.S. District Court for the Northern District of Indiana (Civil Action No. 4:06-cv-135). We amended the Complaint in April 2007. In May 2007, Vanguard filed its Answer to the Amended Complaint, along with Counterclaims seeking findings of non-infringement, invalidity, and unenforceability of the subject patents. We filed a reply to Vanguard’s counterclaims in May 2007, denying any wrongdoing or merit to the allegations as set forth in the counterclaims. The case was stayed by agreement of the parties while the U.S. Patent and Trademark Office (“Patent Office”) undertook a reexamination of U.S. Patent No. 6,986,546. In June 2010, the Patent Office notified Wabash that the reexamination was completed and the Patent Office reissued U.S. Patent No. 6,986,546 without cancelling any claims of the patent. The parties have not yet petitioned the Court to lift the stay, and it is unknown at this time when the parties may do so.

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

Walker Acquisition

In connection with our acquisition of Walker Group Holdings (“Walker”) in May 2012, there is an outstanding claim of approximately $2.9 million for unpaid benefits owed by the Seller that is currently in dispute and that, if required to be paid, is not expected to have a material adverse effect on our financial condition or results of operations.

Environmental Disputes

In August 2014, we were noticed as a potentially responsible party (“PRP”) by the South Carolina Department of Health and Environmental Control (“DHEC”) pertaining to the Philip Services Site located in Rock Hill, South Carolina pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and corresponding South Carolina statutes. PRPs include parties identified through manifest records as having contributed to deliveries of hazardous substances to the Philip Services Site between 1979 and 1999. The DHEC’s allegation that we are a PRP arises out of four manifest entries in 1989 under the name of a company unaffiliated with Wabash National (or any of its former or current subsidiaries) that purport to be delivering a de minimis amount of hazardous waste to the Philip Services Site “c/o Wabash National Corporation.” As such, the Philip Services Site PRP Group (“PRP Group”) notified Wabash in August 2014 that is was offering us the opportunity to resolve any liabilities associated with the Philip Services Site by entering into a Cash Out and Reopener Settlement Agreement (the “Settlement Agreement”) with the PRP Group, as well as a Consent Decree with the DHEC. We accepted an offer from the PRP Group to enter into the Settlement Agreement and Consent Decree, while reserving our rights to contest our liability for any deliveries of hazardous materials to the Philips Services Site. The requested settlement payment is immaterial to Wabash’s financial conditions or operations, and as a result, if the Settlement Agreement and Consent Decree are finalized, the payment to be made thereunder is not expected to have a material adverse effect on our financial condition or results of operations.

Bulk Tank International, S. de R.L. de C.V. (“Bulk”), one of the companies acquired in the Walker Acquisition, entered into agreements in 2011 with the Mexican federal environmental agency, PROFEPA, and the applicable state environmental agency, PROPAEG, pursuant to PROFEPA’s and PROPAEG’s respective environmental audit programs to resolve noncompliance with federal and state environmental laws at Bulk’s Guanajuato facility. Bulk completed all required corrective actions and received a Certification of Clean Industry from PROPAEG, and is seeking the same certification from PROFEPA, which we expect to receive in 2017, following the conclusion of a final audit process that commenced in December 2014. As a result, we do not expect that this matter will have a material adverse effect on our financial condition or results of operations.

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

ITEM 4—MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information Regarding our Common Stock

Our common stock is traded on the New York Stock Exchange (ticker symbol: WNC). The number of record holders of our common stock at February 17, 2017 was 648.

On December 13, 2016, our Board of Directors approved the reinstatement of a dividend program under which we will pay regular quarterly cash dividends to holders of our common stock. The initial dividend of $0.06 per share was payable on January 26, 2017 to holders of record on January 5, 2017. Prior to 2017, no dividends had been paid since the third quarter of 2008. Payments of cash dividends depends on our future earnings, capital availability, financial condition and the discretion of our Board of Directors.

Our Certificate of Incorporation, as amended and approved by our stockholders, authorizes 225 million shares of capital stock, consisting of 200 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share.

High and low stock prices as reported on the New York Stock Exchange for the last two years were:

	High	Low
2016
First Quarter	$13.57	$9.68
Second Quarter	$14.97	$11.81
Third Quarter	$14.72	$12.23
Fourth Quarter	$16.30	$10.74

2015
First Quarter	$14.96	$11.36
Second Quarter	$15.21	$12.31
Third Quarter	$14.09	$10.16
Fourth Quarter	$13.10	$10.02

Performance Graph

The following graph shows a comparison of cumulative total returns for an investment in our common stock, the S&P 500 Composite Index and the Dow Jones Transportation Index. It covers the period commencing December 31, 2011 and ending December 31, 2016. The graph assumes that the value for the investment in our common stock and in each index was $100 on December 31, 2011.

Comparative of Cumulative Total Return

December 31, 2011 through December 31, 2016

among Wabash National Corporation, the S&P 500 Index

and the Dow Jones Transportation Index

Purchases of Our Equity Securities

On February 1, 2016, our Board of Directors authorized a share repurchase program (“Repurchase Program”) which allows the repurchase of common stock of up to $100 million over a two-year period. Stock repurchases under the Repurchase Program may be made in the open market or in private transactions at times and in amounts that management deems appropriate. Management may limit or terminate the Repurchase Program at any time based on market conditions, liquidity needs, or other factors. During the fourth quarter of 2016, there were 2,746,502 shares repurchased pursuant to our Repurchase Program. Additionally, for the quarter ended December 31, 2016, there were 3,079 shares surrendered or withheld to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards. As of December 31, 2016, we had outstanding authorization from the Board of Directors to purchase up to $23 million of common stock based on settled trades as of that date.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
October 2016	950,000	$13.32	950,000	$49.1
November 2016	365,900	$12.47	365,900	$44.5
December 2016	1,433,681	$15.07	1,430,602	$23.0
Total	2,749,581	$14.12	2,746,502	$23.0

ITEM 6—SELECTED FINANCIAL DATA

The following selected consolidated financial data with respect to Wabash National for each of the five years in the period ending December 31, 2016, have been derived from our consolidated financial statements. The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share data)
Statement of Comprehensive Income Data:
Net sales	$1,845,444	$2,027,489	$1,863,315	$1,635,686	$1,461,854
Cost of sales	1,519,910	1,724,046	1,630,681	1,420,563	1,298,031

Gross profit	$325,534	$303,443	$232,634	$215,123	$163,823

Selling, general and administrative expenses	101,399	100,728	88,370	89,263	68,340
Amortization of intangibles	19,940	21,259	21,878	21,786	10,590
Other operating expenses	1,663	1,087	-	883	14,409

Income from operations	$202,532	$180,369	$122,386	$103,191	$70,484

Interest expense	(15,663)	(19,548)	(22,165)	(26,308)	(21,724)
Other, net	(1,452)	2,490	(1,759)	740	(97)

Income before income taxes	$185,417	$163,311	$98,462	$77,623	$48,663

Income tax expense (benefit)	65,984	59,022	37,532	31,094	(56,968)

Net income	$119,433	$104,289	$60,930	$46,529	$105,631

Basic net income per common share	$1.87	$1.55	$0.88	$0.67	$1.53

Diluted net income per common share	$1.82	$1.50	$0.85	$0.67	$1.53

Balance Sheet Data:
Working capital	$314,791	$318,430	$298,802	$232,638	$221,402
Total assets	$898,733	$950,126	$928,651	$912,245	$902,626
Total debt and capital leases	$237,836	$315,633	$332,527	$370,595	$425,151
Stockholders' equity	$472,391	$439,811	$390,832	$322,379	$268,727

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2016, and our capital resources and liquidity as of December 31, 2016. Our discussion begins with our assessment of the condition of the North American trailer industry along with a summary of the actions we took in 2016 to strengthen the Company. We then analyze the results of our operations for the last three years, including the trends in the overall business and our operating segments, followed by a discussion of our cash flows and liquidity, capital markets events and transactions, our credit facility and contractual commitments. We also provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. These are the critical accounting policies that affect the recognition and measurement of our transactions and the balances in our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements that we adopted during the year, if any, as well as those not yet adopted that may have an impact on our financial accounting practices.

During the second quarter of 2016, we realigned our reporting segments into two segments, Commerical Trailer Products and Diversified Products. As a result of the realignment, the businesses previously operating within the former retail segment are now reported in one of these two segments. We undertook the realignment in an effort to strengthen the alignment between our manufacturing businesses and our retail sales and service operations, improve profitability and capitalize on growth opportunities. The Commercial Trailer Products segment manufactures standard and customized van and platform trailers, truck bodies and other transportation related equipment to customers who purchase directly from us, through independent dealers or Company owned branch locations through which we provide service and support. The Diversified Products segment, comprised of four strategic business units including, Tank Trailer, Aviation & Truck Equipment, Process Systems, and Composites, focuses on our commitment to expand our customer base and diversify our product offerings, end markets, and revenues. The Diversified Products segment also seeks to extend our market leadership by leveraging the proprietary DuraPlate® panel technology, drawing on our core manufacturing expertise and making available products that are complementary to truck and tank trailers and transportation equipment we offer. The prior periods for each of our reporting segments below has been restated to reflect this realignment. Certain corporate-related administrative costs, interest, and income taxes are not allocated to these two segments, but are reported in our Corporate and Eliminations segment.

Executive Summary

2016 provided another year of strong overall demand for trailers. According to ACT estimates, total new trailer industry shipments were 287,000 units in 2016, while a reduction of 7% from the record levels achieved in 2015, this represents the second best year in the past fifteen and is the sixth consecutive year that total trailer demand exceeded normal replacement demand levels, currently estimated to be approximately 220,000 trailers per year.

We delivered consolidated results for 2016 that set new records for profitability for the fifth consecutive year, including gross profit, gross profit margin, operating income and operating margin. The overall strength in the Company’s operating performance highlights the success of our growth and diversification initiatives driven by our long-term strategic plan to continue to transform the Company into a diversified industrial manufacturer with a higher growth and margin profile, while maintaining our focus and expertise in lean and six sigma optimization initiatives. These efforts made it possible to achieve record levels of operating income in 2016 totaling $202.5 million, as well as a 210 basis point improvement in operating income margin to a record level of 11.0%. More specifically, we leveraged the healthy demand environment to drive profitable growth through improved pricing and a commitment to favor margin over volume, operational excellence and supply chain optimization.

In addition to our commitment to sustain profitable growth within each of our existing reporting segments, our long-term strategic initiatives included a focus on diversification efforts, both organic and strategic, to continue to transform Wabash into a diversified industrial manufacturer with a higher growth and margin profile and successfully deliver a greater value to our shareholders. Our ability to generate record margins and cash flows and a healthy balance sheet positions the Company with ample resources to (1) fund our internal capital needs to support both organic growth and productivity improvements, (2) assure continued reduction of our debt obligations, (3) return capital to shareholders and (4) selectively, but more actively, pursue strategic acquisitions. Strategically, we continue our internal effort to proactively identify potential acquisition targets that we believe can create shareholder value and accelerate our growth and diversification efforts, while leveraging our strong competencies in manufacturing execution, sourcing and innovative engineering leadership to assure strong value creation. Organically, our focus is on profitably growing and diversifying our operations through leveraging our existing assets, capabilities and technology into higher margin products and markets and thereby providing value-added customer solutions.

Throughout 2016 we demonstrated our commitment to be responsible stewards of the business by maintaining a balanced approach to capital allocation. Our continuing strong operational performance, healthy backlog and industry outlook, and financial position provided us the opportunity to take specific actions as part of the ongoing commitment to prudently manage the overall financial risks of the Company, returning capital to our shareholders and deleveraging our balance sheet. These actions included completing $77 million in share repurchases as authorized by our Board of Directors in February 2016, executing agreements with existing holders of our outstanding Convertible Senior Notes to purchase approximately $82 million in principal and, in December 2016, reinstating a regular quarterly dividend to the holders of our common stock. Collectively, these actions demonstrate our confidence in the financial outlook of the company and our ability to generate cash flow, both near and long term, and reinforces our overall commitment to deliver shareholder value while maintaining the flexibility to continue to execute our strategic plan for profitable growth and diversification.

The outlook for the overall trailer market for 2017 continues to indicate a strong demand environment. In fact, the most recent estimates from industry forecasters, ACT and FTR, indicate demand levels expected to be in excess of the estimated replacement demand in every year through 2021. More specifically, ACT is currently estimating 2017 demand will be approximately 261,000, down 9% as compared to the previous year period, with 2018 through 2021 industry demand levels ranging between 252,000 and 267,000 trailers. In addition, FTR anticipates trailer production for 2017 to remain strong at approximately 259,000 trailers, a decrease of 10% as compared to 2016 levels. This continued strong demand environment for new trailer equipment as well as the positive economic and industry specific indicators we monitor reinforce our belief that the current trailer demand cycle will be an extended cycle with a strong likelihood for several more years of demand above replacement levels. We believe we are well positioned to capitalize on the expected strong overall demand levels while maintaining or growing margins through improvements in product pricing as well as productivity improvements and other operational excellence initiatives.

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

Operating Performance

We measure our operating performance in five key areas – Safety/Morale, Quality, Delivery, Cost Reduction and Environment. We maintain a continuous improvement mindset in each of these key performance areas. Our mantra of being better today than yesterday and better tomorrow than we are today is simple, straightforward and easily understood by all our employees.

•	Safety/Morale. The safety of our employees is our number one value and highest priority. We continually focus on reducing the severity and frequency of workplace injuries to create a safe environment for our employees and minimize workers compensation costs. We believe that our improved environmental, health and safety management translates into higher labor productivity and lower costs as a result of less time away from work and improved system management. In ten of the last eleven years at least one of our manufacturing sites has been recognized for safety including recent awards from the Truck Trailer Manufacturer Association’s Plant Safety Awards granted to our New Lisbon, Wisconsin and Portland, Oregon facilities. Our focus on safety also extends beyond our facilities. We are a founding member of the Cargo Tank Risk Management Committee, a group dedicated to reducing the hazards faced by workers on and around cargo tanks.

•	Quality. We monitor product quality on a continual basis through a number of means for both internal and external performance as follows:

-	Internal performance. Our primary internal quality measurement is Process Yield. Process Yield is a performance metric that measures the impact of all aspects of the business on our ability to ship our products at the end of the production process. As with previous years, the expectations of the highest quality product continue to increase while maintaining Process Yield performance and reducing rework. In addition, we currently maintain an ISO 9001 registration of our Quality Management System at our Lafayette operations.

-	External performance. We actively track our warranty claims and costs to identify and drive improvement opportunities in quality and reliability. Early life cycle warranty claims for our van trailers are trended for performance monitoring. Using a unit based warranty reporting process to track performance and document failure rates, early life cycle warranty units per 100 trailers shipped averaged approximately 2.6, 2.0 and 3.4 units in 2016, 2015 and 2014, respectively. Improvements in claims have been driven by our successful execution of continuous improvement programs centered on process variation reduction, and responding to the input from our customers. We expect that these activities will continue to drive down our total warranty cost profile.

•	Delivery/Productivity. We measure productivity on many fronts. Some key indicators include production line cycle-time, labor-hours per trailer and inventory levels. Improvements over the last several years in these areas have translated into significant improvements in our ability to better manage inventory flow and control costs.

-	During the past several years Commercial Trailer Products has focused on productivity enhancements within manufacturing assembly and sub-assembly areas through developing the capability for mixed model production. These efforts have resulted in throughput improvements in our Lafayette, Indiana, and Cadiz, Kentucky facilities.

-	During the past two years, Diversified Products continued improving the flexibility and efficiency of their operations. The launch of our new Wabash Composites facility in Frankfort, Indiana, leased to provide dedicated manufacturing space to support the expanding product line and continued growth of our Composites business, allows us to manufacture our diverse product offerings more efficiently. Diversified Products also has broadened its tank trailer manufacturing versatility by adding production capabilities for petroleum trailers to our Fond du Lac, Wisconsin, manufacturing facility and pneumatic dry bulk trailers to our Portland, Oregon; Fond du Lac, Wisconsin; and New Lisbon, Wisconsin, facilities. We have also benefitted from the added capacity at our facility in Queretaro, Mexico for stationary silos for food, dairy and beverage industries, to better serve the markets in Southern U.S., Mexico and South America.

•	Cost Reduction. We believe continuous improvement is a fundamental component of our operational excellence focus. Our continued focus on our balanced scorecard process has allowed us to improve all areas of manufacturing including safety, quality, on-time delivery, cost reduction, employee morale and environment. By focusing on continuous improvement and utilizing our balanced scorecard process we have realized total cost per unit reductions as a result of increased capacity utilization of all facilities while maintaining a lower level of fixed overhead. We also have a tank trailer manufacturing facility in Queretaro, Mexico that provides a low cost advantage for our tank trailer product line.

•	Environment. We strive to manufacture products that are both socially responsible and environmentally sustainable. We demonstrate our commitment to sustainability by maintaining ISO 14001 registration of our Environmental Management System at our Lafayette, Indiana; San Jose Iturbide, Mexico; and Cadiz, Kentucky facilities. In 2005, our Lafayette, Indiana facility was one of the first trailer manufacturing operations in the world to be ISO 14001 registered. Being ISO 14001 registered requires us to demonstrate quantifiable and third-party verified environmental improvements. In 2016, our Frankfort, Indiana and Cadiz, Kentucky facilities also achieved ISO 14001 registration. At our facilities, we initiated employee-based recycling programs that reduce waste being sent to the landfill, installed a fifty-five foot wind turbine to produce electricity and reduce our carbon emissions, and restored a natural wildlife habitat to enhance the environment and protect native animals.

Industry Trends

Truck transportation in the U.S., according to the ATA, was estimated to be a $726 billion industry in 2015. ATA estimates that approximately 70% of all freight tonnage is carried by trucks. Trailer demand is a direct function of the amount of freight to be transported. To monitor the state of the industry, we evaluate a number of indicators related to trailer manufacturing and the transportation industry. Recent trends we have observed include the following:

•	Transportation / Trailer Cycle. The trailer industry generally follows the transportation industry cycles. After three consecutive years with total trailer demand well below normal replacement demand levels estimated to be approximately 220,000 trailers, the five year period ending December 2015 demonstrated consecutive years of significant improvement in which the total trailer market increased year-over-year approximately 64%, 14%, 1%, 15% and 15% for 2011, 2012, 2013, 2014 and 2015, respectively, with total shipments of approximately 204,000, 232,000, 234,000, 269,000 and 308,000, respectively. The 2015 trailer shipments represent an all-time industry record. In 2016, trailer shipments declined by approximately 6% year-over-year to approximately 287,000 units. As we enter the eighth year of an economic recovery, ACT is estimating demand within the trailer industry in 2017 at approximately 261,000 and forecasting continued strong demand levels into the foreseeable future with estimated annual average demand for the four year period ending 2021 to be approximately 257,000 new trailers. Our view is generally consistent with ACT that trailer demand will remain significantly above replacement levels for 2017 and has the potential to remain above replacement levels for several years beyond 2017.

•	New Trailer Orders. According to ACT, total orders in 2016 were approximately 229,000 trailers, a 28% decrease from 316,000 trailers ordered in 2015. Total orders for the dry van segment, the largest within the trailer industry, were approximately 133,000, a decrease of 31% from 2015.

•	Transportation Regulations and Legislation. There are several different areas within both federal and state government regulations and legislation that are expected to have an impact on trailer demand, including:

-	The Federal Motor Carrier Safety Administration (the “FMCSA”) has taken steps in recent years to improve truck safety standards, particularly by implementing the Compliance, Safety, and Accountability (“CSA”) program as well as requiring Electronic Logging Devices (“ELDs”). CSA is considered a comprehensive driver and fleet rating system that measures both the freight carriers and drivers on several safety related criteria, including driver safety, equipment maintenance and overall condition of trailers. This system drives increased awareness and action by carriers since enforcement actions were targeted and implemented beginning in June 2011. CSA is generally believed to have contributed to the tightening of the supply of drivers and capacity after 2011 as carriers took measures to improve their rating. The FMCSA issued a mandate that all carriers must install ELDs by December 2017. Industry estimates on carrier productivity losses as a result of ELDs range from 3% to 10%. We believe this ruling is likely to have a more significant impact on capacity than anticipated and may ultimately drive increased demand for new equipment as carriers attempt to recover lost productivity. While industry estimates vary, it is likely that only roughly half the industry utilizes ELDs right now, meaning that a good portion of owner-operators and carriers will either adopt the new technology, shut down, or be acquired.

-	In July 2013, a new FMCSA hours-of-service rule went into effect, reducing total driver hours from 82 hours per week to 70 hours. Congress included language in the 2016 spending package that requires the agency to meet an appropriate safety, driver health and driver longevity standard before re-imposing those restrictions. Specifically, the language prohibits FMCSA from reinstating certain sections of the rule’s 34-hour restart provisions unless an FMCSA study finds that they result in statistically significant improvements in safety and driver health, among other things. We believe this language will make it very difficult for FMCSA to justify reinstituting the restart restrictions. In other words, the simple 34-hour restart rule, with no additional restrictions, will likely remain in place for the foreseeable future. Nevertheless, we believe the rule will keep trucking equipment utilization at record-high levels and, therefore, increase the general need for equipment.

-	There are several new regulations that may come into effect in the next two years, including Drug and Alcohol Clearinghouse Requirement, Speed Limiters, and Corporate Average Fuel Economy among others. The cumulative effect of the existing and upcoming regulations will be a further decrease in driver productivity and reduction of the driver pool, which will likely lead to higher demand for additional drivers and equipment to fill the gap.

-	The U.S. EPA and NHTSA agencies proposed new greenhouse gas regulations in July 2015, in an effort to reduce fuel consumption and production of carbon dioxide of heavy duty commercial vehicles. Following a comment period, the final rule was released in August 2016 and currently with U.S. Congress to determine whether it will become effective. The rule focuses mainly on van trailers, and is divided into four increasingly stringent greenhouse gas reduction standards. The rule requires fuel saving technologies on van trailers, such as trailer side skirts, low rolling resistance tires, and automatic tire inflation systems, to become standard equipment starting in January 2018. For tank trailers and flatbed trailers, the rule will require low rolling resistant tires and automotive tire inflation systems beginning in 2018. More stringent van trailer standards will come into play in model years 2021, 2024 and 2027 – requiring more advanced fuel efficiency technologies, such are rear boat tails and higher percentage improvement side skirts and tires. In addition to increasing the cost of a trailer, these regulations may also lead to a higher demand for various aerodynamic device products.

-	The California Air Resource Board (“CARB”) regulations mandate that refrigeration units older than seven years may no longer operate in California. As refrigeration units become obsolete, capacity in the refrigerated segment will tighten and an increase in demand for new refrigerated trailers is likely. CARB regulations also mandate fuel efficiency improvements on all fleets operating in California for which our various aerodynamic solutions provide a durable and cost effective product that yields the improved fuel efficiencies required by these regulations.

•	Other Developments. Other developments and potential impacts on the industry include:

-	While we believe the need for trailer equipment will be positively impacted by the legislative and regulatory changes addressed above, these demand drivers could be offset by factors that contribute to the increased concentration and density of loads, including the miniaturization of electronic products and packaging optimization of bulk goods. Increases in load concentration or density could contribute to decreased need or demand for dry van trailers.

-	Trucking company profitability, which can be influenced by factors such as fuel prices, freight tonnage volumes, and government regulations, is highly correlated with the overall economy of the U.S. Carrier profitability significantly impacts demand for, and the financial ability to purchase new trailers.

-	Fleet equipment utilization has been rising due to increasing freight volumes, new government regulations and shortages of qualified truck drivers. As a result, trucking companies are under increased pressure to look for alternative ways to move freight, leading to more intermodal freight movement. We believe that railroads are at or near capacity, which will limit their ability to respond to freight demand pressures. Therefore, we expect that the majority of freight will continue to be moved by truck and, according to ATA, freight tonnage carried by trucks is expected to increase approximately 24% throughout the next decade.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of sales	82.0	85.0	87.5
Gross profit	18.0	15.0	12.5

General and administrative expenses	4.0	3.6	3.3
Selling expenses	1.5	1.3	1.4
Amortization of intangibles	1.1	1.1	1.2
Other Operating Expenses	0.1	0.1	-
Income from operations	11.3	8.9	6.6

Interest expense	(0.8)	(0.9)	(1.2)
Other, net	(0.1)	0.1	(0.1)
Income before income taxes	10.4	8.1	5.3

Income tax expense (benefit)	3.6	3.1	2.0
Net income	6.8%	5.0%	3.3%

2016 Compared to 2015

Net Sales

Net sales in 2016 decreased $182.0 million, or 9.0%, compared to the 2015 period. By business segment, net sales prior to intersegment eliminations and related units sold were as follows (dollars in thousands):

	Year Ended December 31,
(prior to elimination of intersegment sales)			Change
	2016	2015	$	%
Sales by Segment
Commercial Trailer Products	$1,506,110	$1,582,241	$(76,131)	(4.8)
Diversified Products	352,404	456,927	(104,523)	(22.9)
Eliminations	(13,070)	(11,679)
Total	$1,845,444	$2,027,489	$(182,045)	(9.0)

New Trailers	(units)
Commercial Trailer Products	58,850	61,300	(2,450)	(4.0)
Diversified Products	2,100	3,400	(1,300)	(38.2)
Eliminations	-	-
Total	60,950	64,700	(3,750)	(5.8)

Used Trailers	(units)
Commercial Trailer Products	950	1,900	(950)	(50.0)
Diversified Products	100	150	(50)	(33.3)
Eliminations	-	-
Total	1,050	2,050	(1,000)	(48.8)

Commercial Trailer Products segment sales, prior to the elimination of intersegment sales, were $1.5 billion in 2016, a decrease of $76.1 million, or 4.8%, compared to 2015. The decrease in sales was primarily due to a 4.0% decrease in new trailer shipments as 58,850 trailers were shipped in 2016 compared to 61,300 trailer shipments in the prior year. Used trailer sales decreased $19.0 million, or 61.3%, compared to the prior year due to decreased availability and selective management of product through fleet trade packages as approximately 950 fewer used trailers shipped in 2016 as compared to the prior year. Parts and service sales in 2016 decreased $4.3 million, or 7.1%, compared to 2015 primarily due to fewer retail branch locations throughout 2016 as compared to the prior year.

Diversified Products segment sales, prior to the elimination of intersegment sales, were $352.4 million in 2016, down $104.5 million, or 22.9%, compared to 2015. New trailer sales decreased $88.4 million, or 40.1%, due to a 38.2% decrease in new trailer shipments, as approximately 2,100 trailers were shipped in 2016 compared to 3,400 trailers shipped in the prior year. Sales of our components, parts and service product offerings in 2016 were comparable to the prior year. Equipment and other sales decreased $13.5 million, or 11.1%, due to lower demand for our non-trailer truck mounted equipment and other engineered products.

Gross Profit

Gross profit was $325.5 million in 2016, an improvement of $22.1 million, or 7.3% from 2015. Gross profit as a percentage of sales was 18.0% in 2016 as compared to 15.0% in 2015. Gross profit by segment was as follows (in thousands):

	Year Ended December 31,
			Change
	2016	2015	$	%
Gross Profit by Segment:
Commercial Trailer Products	$253,274	$197,777	$55,497	28.1
Diversified Products	75,630	107,023	(31,393)	(29.3)
Corporate and Eliminations	(3,371)	(1,356)	(2,015)
Total	$325,533	$303,444	$22,089	7.3

Commercial Trailer Products segment gross profit was $253.3 million in 2016 compared to $197.8 million in the prior year, an increase of $55 million. Gross profit, as a percentage of net sales prior to the elimination of intersegment sales, was 16.8% in 2016 as compared to 12.5% in 2015, an increase of 430 basis points. The increases in gross profit and profit margin as compared to the prior year was primarily driven by improved pricing, favorable material costs, including cost optimization through product design and sourcing, and continued operational efficiencies.

Diversified Products segment gross profit was $75.6 million in 2016 compared to $107.0 million in 2015. Gross profit, as a percentage of net sales prior to the elimination of intersegment sales, was 21.5% in 2016 compared to 23.4% in 2015. The decrease in gross profit as a percentage of net sales, as compared to the prior year, was due primarily to lower sales volume and the reduced leverage of fixed costs from lower production levels which more than offset the favorable material costs and continued operational efficiencies.

General and Administrative Expenses

General and administrative expenses in 2016 increased $0.6 million, or 0.9%, from the prior year as a result of a $2.7 million increase in outside service and professional fee expenditures, as well as a $0.9 million increase in various other operating expenses, primarily information technology related costs. These increases were offset by a $3.0 million decrease in employee related costs, including costs associated with employee incentive programs. General and administrative expenses, as a percentage of net sales, were 4.0% in 2016 compared to 3.6% in 2015.

Selling Expenses

Selling expenses were $27.3 million in 2016, an increase of $0.1 million, or 0.1%, compared to the prior year as a $0.3 million increase in advertising and promotional efforts were partially offset by lower employee related costs, including costs associated with employee incentive programs. As a percentage of net sales, selling expenses were 1.5% in 2016 compared to 1.3% in the prior year.

Amortization of Intangibles

Amortization of intangibles was $19.9 million in 2016 compared to $21.3 million in 2015. Amortization of intangibles for both periods primarily includes amortization expense recognized for intangible assets recorded from the acquisition of Walker in May 2012 and certain assets acquired from Beall in February 2013.

Other Operating Expenses

Other operating expenses of $1.7 million in 2016 is the impairment of goodwill recognized during the second quarter of 2016. Based on an analysis we performed to determine the allocations of goodwill with the realignment of our reporting segments, we determined a portion of goodwill allocated to our retail branch operations was impaired as the fair value of reporting did not exceed its carrying value resulting in an impairment charge for the Commercial Trailer Products reporting segment.

Other Income (Expense)

Interest expense in 2016 totaled $15.7 million compared to $19.5 million in the prior year. Interest expense for both periods primarily related to interest and non-cash accretion charges on our Convertible Senior Notes and Term Loan Credit Agreement. The decrease from the prior year is primarily due to Notes repurchases completed in late 2015 and during the first and fourth quarters of 2016.

Other, net for 2016 represented expense of $1.5 million as compared to income of $2.5 million for the prior year period. The current year expense includes $1.9 million loss on debt extinguishment for voluntary purchases of our outstanding Convertible Senior Notes partially offset by a $0.3 million gain on the transition of our retail branches to independent dealer facilities. The prior year period primarily consists of an $8.3 million gain on the sale of our former Retail branch real estate in Fontana, California and Portland, Oregon partially offset by $5.3 million of accelerated amortization and related fees in connection with the refinancing of our Term Loan Credit Agreement in March 2015 and $0.3 million of charges incurred in connection with the amendment to our Revolving Credit Agreement in June 2015 (see the section “Debt Agreements and Related Amendments” below for further details).

Income Taxes

We recognized income tax expense of $66.0 million in 2016 compared to $59.0 million in the prior year. The effective tax rate for 2016 was 35.6%, which differs from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes offset by the benefit of the U.S. Internal Revenue Code domestic manufacturing deduction. In addition, the rate for 2016 includes a tax benefit related to employee share-based payment awards, which are now recorded as an income tax expense (or benefit) in earnings effective with the adoption of a new accounting standard. Cash taxes paid in 2016 were $68.9 million.

2015 Compared to 2014

Net Sales

Net sales in 2015 increased $164.2 million, or 8.8%, compared to the 2014 period. By business segment, net sales prior to intersegment eliminations and related units sold were as follows (dollars in thousands):

	Year Ended December 31,
(prior to elimination of intersegment sales)			Change
	2015	2014	$	%
Sales by Segment
Commercial Trailer Products	$1,582,241	$1,380,623	$201,618	14.6
Diversified Products	456,927	494,992	(38,065)	(7.7)
Eliminations	(11,679)	(12,300)
Total	$2,027,489	$1,863,315	$164,174	8.8

New Trailers	(units)
Commercial Trailer Products	61,300	53,800	7,500	13.9
Diversified Products	3,400	3,550	(150)	(4.2)
Eliminations	-	-
Total	64,700	57,350	7,350	12.8

Used Trailers	(units)
Commercial Trailer Products	1,900	4,700	(2,800)	(59.6)
Diversified Products	150	150	-	-
Eliminations	-	-
Total	2,050	4,850	(2,800)	(57.7)

Commercial Trailer Products segment sales, prior to the elimination of intersegment sales, were $1.6 billion in 2015, an increase of $201.6 million, or 14.6%, compared to 2014. The increase in sales was primarily due to a 13.9% increase in new trailer shipments, as approximately 61,300 trailers were shipped in 2015 compared to 53,800 trailers shipped in the prior year. The increase in sales was further aided by an improved pricing environment as average selling prices increased 2.5% as compared to the prior year. Used trailer sales decreased $6.9 million, or 16.2%, due to the availability of product through fleet trade packages as approximately 2,800 fewer used trailers shipped in 2015 as compared to the prior year. Parts and service sales were up/down $2.6 million, or 3.2%, compared to the prior year.

Diversified Products segment sales, prior to the elimination of intersegment sales, were $456.9 million in 2015, down $38.1 million, or 7.7%, compared to 2014. New trailer sales decreased $9.4 million, or 4.1%, due to a 4.2% decrease in new trailer shipments, as approximately 3,400 trailers were shipped in 2015 compared to 3,550 trailers shipped in the prior year. Parts and service sales decreased $7.5 million, or 7.5%, compared to the prior year due to decreased demand. Equipment and other sales decreased $21.3 million, or 16.0%, due to lower demand for our non-trailer truck mounted equipment and other engineered products.

Gross Profit

Gross profit was $303.4 million in 2015, an improvement of $70.8 million, or 30.4% from 2014. Gross profit as a percentage of sales was 15.0% in 2015 as compared to 12.5% in 2014. Gross profit by segment was as follows (in thousands):

	Year Ended December 31,
			Change
	2015	2014	$	%
Gross Profit by Segment:
Commercial Trailer Products	$197,777	$117,734	$80,043	68.0
Diversified Products	107,023	111,298	(4,275)	(3.8)
Corporate and Eliminations	(1,357)	3,602	(4,959)
Total	$303,443	$232,634	$70,809	30.4

Commercial Trailer Products segment gross profit was $197.8 million in 2015 compared to $117.7 million in the prior year. Gross profit, as a percentage of net sales prior to the elimination of intersegment sales, was 12.5% in 2015 as compared to 8.5% in 2014. The increase in gross profit and gross profit margin as compared to the prior year was primarily driven by the increase in new trailer volumes, an improved pricing environment and increased operational efficiencies.

Diversified Products segment gross profit was $107.0 million in 2015 compared to $111.3 million in 2014. Gross profit, as a percentage of net sales prior to the elimination of intersegment sales, was 23.4% in 2015 compared to 22.5% in 2014. The increase in gross profit as a percentage of net sales, as compared to the prior year, was attributable to product mix and operational efficiencies.

General and Administrative Expenses

General and administrative expenses in 2015 increased $11.8 million, or 19.1%, from the prior year as a result of a $9.7 million increase in salaries and other employee related costs, including costs associated with employee incentive programs, as well as a $2.1 million increase in other operating expenses, primarily technology costs, professional fees and outside services. General and administrative expenses, as a percentage of net sales, were 3.6% in 2015 compared to 3.3% in 2014.

Selling Expenses

Selling expenses were $27.2 million in 2015, an increase of $0.6 million, or 2.1%, compared to the prior year, as a $1.5 million increase in salaries and other employee related costs, including costs associated with employee incentive programs were partially offset by lower advertising, promotional and various other selling related expenses. As a percentage of net sales, selling expenses were 1.3% in 2015 compared to 1.4% in the prior year.

Amortization of Intangibles

Amortization of intangibles was $21.3 million in 2015 compared to $21.9 million in 2014. Amortization of intangibles for both periods primarily includes amortization expense recognized for intangible assets recorded from the acquisition of Walker in May 2012 and certain assets acquired from Beall in February 2013.

Other Operating Expenses

Other operating expenses of $1.1 million in 2015 include the impairment of intangible assets recognized in connection with consolidating our existing tradenames within the Diversified Products segment.

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

Other, net for 2015 represented income of $2.5 million as compared to an expense of $1.8 million for the prior year period. The current year period primarily consists of an $8.3 million gain on the sale of our former Retail branch real estate in Fontana, California and Portland, Oregon partially offset by $5.3 million of accelerated amortization and related fees in connection with the refinancing of our Term Loan Credit Agreement in March 2015 and $0.3 million of charges incurred in connection with the amendment to our Revolving Credit Agreement in June 2015 (see the section “Debt Agreements and Related Amendments” below for further details). The prior year period includes a loss on early extinguishment of debt of $1.0 million for debt issuance costs recognized on the voluntary principal payments made on our Term Loan Credit Agreement as well as a $0.6 million loss on the transition of three of our former retail branches to independent dealer facilities.

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

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of debt and equity. As of December 31, 2016, our debt to equity ratio was approximately 0.5:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of maintaining strong liquidity, deleveraging our balance sheet, investing in the business, both organically and strategically, and returning capital to our shareholders. Throughout 2016 and in keeping to this balanced approach, several actions were taken to demonstrate our commitment to prudently manage the overall financial risk and increase shareholder value through a return of capital. These actions include the repurchase of $77.0 million under the share repurchase program approved by our Board of Directors in February 2016 as well as completing the purchase of $82.0 million in principal of our outstanding Convertible Senior Notes due 2018 to (see the section “Debt Agreements and Related Amendments” below for details). Furthermore, in December 2016, we announced the reinstatement of a dividend program by which we will pay a regular quarterly cash dividend to the stockholders of our common stock. For 2017, we expect to continue our commitment to fund our working capital requirements and capital expenditures while also returning capital to our shareholders and deleveraging our balance sheet through cash flows from operations as well as available borrowings under our existing Credit Agreement.

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

The Notes are convertible by their holders into cash, shares of our common stock or any combination thereof at our election, at an initial conversion rate of 85.4372 shares of our common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events as described in the indenture for the Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date. As of December 31, 2016, the Notes were not convertible based on the above criteria. If the Notes outstanding at December 31, 2016 were converted as of December 31, 2016, the if-converted value would exceed the principal amount by approximately $17 million.

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

During 2016 we executed multiple agreements with existing holders of the Notes to repurchase $82.0 in principal of such Notes for $98.9 million, excluding accrued interest. Additionally, in December 2015, we acquired $19.0 million in principal for $22.9 million, excluding accrued interest. For the years ended December 31, 2016 and 2015, we recognized a loss on debt extinguishment of $1.9 million and $0.2 million, respectively, in connection with the repurchase activity, which is included in Other, net on our Consolidated Statements of Operations.

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

As of December 31, 2016, we were in compliance with all covenants of the Credit Agreement.

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

Amendment No. 2 also amended the Term Loan Credit Agreement by (i) removing the maximum senior secured leverage ratio test, (ii) modifying the accordion feature, as described in the Term Loan Credit Agreement, to provide for a senior secured incremental term loan facility in an aggregate amount not to exceed the greater of (A) $75 million (less the aggregate amount of (1) any increases in the maximum revolver amount under the existing Credit Agreement and (2) certain permitted indebtedness incurred for the purpose of prepaying or repurchasing the Notes) and (B) an amount such that the senior secured leverage ratio would not be greater than 3.0 to 1.0, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the Term Loan Credit Agreement, to provide such increased amounts, and (iii) amending certain negative covenants. The senior secured leverage ratio is defined in the Term Loan Credit Agreement and reflects a ratio of consolidated net total secured indebtedness to consolidated EBITDA.

Furthermore, on February 24, 2017, we entered into Amendment No. 3 to Credit Agreement (“Amendment No. 3”). As of February 24, 2017, there was $189.5 million of the Tranche B-2 Loans outstanding. Under Amendment No. 3, the lenders agreed to provide term loans in the same aggregate principal amount of the outstanding Tranche B-2 Loans (the “Tranche B-3 Loans”), which were used to refinance the outstanding Tranche B-2 Loans. The Tranche B-3 Loans shall amortize in equal quarterly installments in aggregate amounts equal to 0.25% of the initial principal amount of the Tranche B-3 Loans, with the balance payable at maturity, and will bear interest at a rate, at the Company’s election, equal to (i) LIBOR (subject to a floor of 0%) plus a margin of 2.75% or (ii) a base rate (subject to a floor of 0%) plus a margin of 1.75%. Amendment No. 3 also provides for a 1% prepayment premium applicable in the event we enter into a refinancing of, or amendment in respect of, the Tranche B-3 Loans on or prior to the six month anniversary of the effective date of Amendment No. 3 that, in either case, results in the all-in yield (including, for purposes of such determination, the applicable interest rate, margin, original issue discount, upfront fees and interest rate floors, but excluding any customary arrangement, structuring, commitment or underwriting fees) of such refinancing or amendment being less than the all-in yield (determined on the same basis) on the Tranche B-3 Loans. Except as amended by Amendment No. 3, the remaining terms of the Credit Agreement remain in full force and effect.

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

For the years ended December 31, 2016, 2015 and 2014, under the Term Loan Credit Agreement we paid interest of $8.3 million, $8.5 million and $10.0 million, respectively, and principal of $1.9 million, $1.4 million and $42.1 million, respectively. As of December 31, 2016, we had $189.5 million outstanding under the Term Loan Credit Agreement, of which $1.9 million was classified as current on the Company’s Consolidated Balance Sheet.

For the years ended December 31, 2016, 2015 and 2014 we incurred charges of approximately $0.2 million, $0.3 million and $1.1 million, respectively, for amortization of fees and original issuance discount which is included in Interest Expense in the Consolidated Statements of Operations.

Cash Flow

2016 compared to 2015

Cash provided by operating activities for 2016 totaled $178.8 million, compared to $131.8 million in 2015. The cash provided by operations during the current year period was the result of net income adjusted for various non-cash activities, including depreciation, amortization, gain (loss) on the sale of assets, deferred taxes, loss on debt extinguishment, stock-based compensation, accretion of debt discount and impairment of goodwill and intangibles, of $179.4 million, and a $0.7 million increase in our working capital. Changes in key working capital accounts for 2016 and 2015 are summarized below (in thousands):

Source (Use) of cash:	2016	2015	Change
Accounts receivable	$(809)	$(17,618)	$16,809
Inventories	$24,969	$10,162	$14,807
Accounts payable and accrued liabilities	$(13,002)	$(12,243)	$(759)
Net (use) source of cash	$11,158	$(19,699)	$30,857

Accounts receivable increased by $0.8 million in 2016 as compared to an increase of $17.6 million in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, increased to approximately 30 days as of December 31, 2016, compared to 25 days in 2015. The increase in accounts receivable for 2016 was primarily the result of the timing of shipments. Inventory decreased by $25.0 million during 2016 as compared to a decrease of $10.2 million in 2015. The decrease in inventory for the 2016 period was primarily due to lower finished goods inventories as customer shipments exceeded production, and lower raw materials inventories due to improved inventory management and expected lower demand volume for January 2017 as compared to January 2016. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year was approximately 8 times in 2016 and 2015. Accounts payable and accrued liabilities decreased by $13.0 million in 2016 compared to a decrease of $12.2 million for 2015. The decrease in 2016 was primarily due to timing of production and a decrease in accruals pertaining to employee salaries and related incentive compensation. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 16 days in 2016 and 2015.

Investing activities used $17.3 million during 2016 compared to $7.6 million used in 2015. Investing activities for 2016 include capital expenditures to support growth and improvement initiatives at our facilities totaling $20.3 million, partially offset by proceeds from the sale of certain branch location assets totaling $3.0 million. Cash used in investing activities in 2015 was primarily related to capital expenditures totaling $20.8 million, partially offset by proceeds from the sale of property, plant and equipment totaling $13.2 million, which was comprised primarily of the sale of our former Retail branch real estate.

Financing activities used $176.8 million during 2016, primarily due to the repurchases of common stock through our share repurchase program totaling $77.0 million and repurchase of Notes totaling $98.9 million, excluding accrued interest. Financing activities used $91.4 million during 2015 primarily due to the repurchases of common stock through our share repurchase program totaling $60.1 million, repurchase of Notes totaling $22.9 million, excluding accrued interest, principal payments under existing debt and capital lease obligations of $6.1 million, and debt issuance costs of $2.6 million in relation to amendments to our Term Loan Credit Agreement and Revolving Credit Agreement.

As of December 31, 2016, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $333.0 million, representing a decrease of $14.9 million from December 31, 2015. Total debt and capital lease obligations amounted to $237.8 million as of December 31, 2016. As we continue to see a strong demand environment within the trailer industry and excellence in operational performance across both of our business segments, we believe our liquidity is adequate to fund our currently planned operations, working capital needs and capital expenditures for 2017.

2015 compared to 2014

Cash provided by operating activities for 2015 totaled $131.8 million, compared to $92.6 million in 2014. The cash provided by operations during the 2015 period was the result of net income adjusted for various non-cash activities, including depreciation, amortization, gain (loss) on the sale of assets, deferred taxes, loss on debt extinguishment, stock-based compensation, accretion of debt discount and impairment of intangibles, of $148.4 million, partially offset by a $16.6 million increase in our working capital. Changes in key working capital accounts for 2015 and 2014 are summarized below (in thousands):

Source (Use) of cash:	2015	2014	Change
Accounts receivable	$(17,618)	$(14,848)	$(2,770)
Inventories	$10,162	$3,116	$7,046
Accounts payable and accrued liabilities	$(12,243)	$(26,787)	$14,544
Net (use) source of cash	$(19,699)	$(38,519)	$18,820

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

Investing activities used $7.6 million during 2015 compared to $15.8 million used in 2014. Investing activities for 2015 include capital expenditures to support growth and improvement initiatives at our facilities totaling $20.8 million, partially offset by proceeds from the sale of property, plant and equipment totaling $13.2 million, which was comprised primarily of the sale of our former Retail branch real estate. Cash used in investing activities in 2014 was primarily related to capital expenditures totaling $20.0 million, partially offset by proceeds from the sale of certain former retail branch location assets totaling $4.1 million.

Financing activities used $91.4 million during 2015, primarily due to the repurchases of common stock through our share repurchase program totaling $60.1 million and repurchase of Notes totaling $22.9 million, excluding accrued interest, principal payments under existing debt and capital lease obligations of $6.1 million, and debt issuance costs of $2.6 million incurred in relation to Amendment No. 2 to our Term Loan Credit Agreement and the amendment to our Revolving Credit Agreement. Financing activities used $44.0 million during 2014 primarily due to principal payments under our term loan credit facility of approximately $42.1 million.

As of December 31, 2015, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $347.9 million, representing an increase of $58.0 million from December 31, 2014. Total debt and capital lease obligations amounted to $315.6 million as of December 31, 2015.

Capital Expenditures

Capital spending amounted to $20.3 million for 2016 and is anticipated to be in the range of $30 million to $40 million for 2017. Capital spending for 2016 was primarily utilized to support maintenance, growth, and productivity improvement initiatives within our facilities.

Off-Balance Sheet Transactions

As of December 31, 2016, we had approximately $6.4 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the year.

Outlook

The demand environment for trailers remained healthy throughout 2016, as evidenced by our strong backlog, a trailer demand forecast by industry forecasters significantly above replacement demand levels for the next several years and our ability to increase prices to improve and recapture lost margins. Recent estimates from industry analysts, ACT Research Company (“ACT”) and FTR Associates (“FTR”), forecast demand for 2017 and beyond to remain strong. ACT currently estimates demand to be approximately 261,000 trailers for 2017, representing a decrease of 9.1% as compared to 2016, and forecasting continued strong demand levels into the foreseeable future with estimated annual average demand for the four year period ending 2021 to be approximately 257,000 new trailers. FTR anticipates new trailer demand to be approximately 255,000 new trailers in 2017, representing a decrease of 9.6% as compared to 2016 while projecting a year over year increase in 2018 with demand totaling 265,000 trailers. In spite of strong forecasted demand, there remain downside risks relating to issues with both the domestic and global economies, including housing, energy, and construction-related markets in the U.S.

Other potential risks as we proceed into 2017 will primarily relate to our ability to effectively manage our manufacturing operations as well as the cost and supply of raw materials, commodities and components. Significant increases in the cost of certain commodities, raw materials or components could have an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions aluminum extrusions and specialty steel coil. At the current and expected demand levels, there may be shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products.

We believe we are well-positioned for long-term success in the trailer industry because: (1) our core customers are among the dominant participants in the trucking industry; (2) our DuraPlate® and other industry leading brand trailers continue to have a strong market acceptance; (3) our focus is on developing solutions that reduce our customers’ trailer maintenance and operating costs providing the best overall value; and (4) our presence throughout North America utilizing both our extensive independent dealer network and Company-owned branch locations to market and sell our products.

Based on the published industry demand forecasts, customer feedback regarding their current requirements, our existing backlog of orders and our continued efforts to be selective in our order acceptance to ensure we obtain appropriate value for our products, we estimate that for the full year 2017 total new trailers sold will be between 51,000 and 55,000, which reflects trailer volumes 10% to 16% lower than 2016 demand levels and consistent with the decrease in demand as projected by industry forecasters for the overall trailer market. While our expectations for trailer volumes are similar to the demand levels forecasted by industry analysts, our commitment to maintain margins within our Commercial Trailer Products segment and the continued productivity, cost optimization initiatives, and exceptional operational excellence through all of our businesses, we expect to deliver solid results in 2017 despite a softer demand environment.

We are not relying solely on strong new trailer volumes and price recovery to improve operations and enhance our profitability. We believe our corporate strategy to continue our transformation into a more diversified industrial manufacturer will provide us the opportunity to address new markets, enhance our financial profile and reduce the cyclicality within our business. While demand for some of these products is dependent on the development of new products, customer acceptance of our product solutions and the general expansion of our customer base and distribution channels, we remain committed to enhancing and diversifying our business model through the organic and strategic initiatives. Through our two operating segments we offer a wide array of products and customer-specific solutions that we believe provide a good foundation for achieving these goals. In addition, we have been and will continue to focus on driving ongoing improvements throughout the business, while developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

Contractual Obligations and Commercial Commitments

A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of December 31, 2016 are as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total

DEBT:
Revolving Facility (due 2020)	$-	$-	$-	$-	$-	$-	$-
Convertible Senior Notes (due 2018)	-	48,951	-	-	-	-	48,951
Term Loan Credit Facility (due 2022)	1,928	1,928	1,928	1,928	1,928	179,828	189,468
Other Debt	540	135	-	-	-	-	675
Capital Leases (including principal and interest)	605	461	361	361	361	30	2,179
TOTAL DEBT	$3,073	$51,475	$2,289	$2,289	$2,289	$179,858	$241,273

OTHER:
Operating Leases	$3,123	$2,027	$1,033	$211	$41	$-	$6,435
TOTAL OTHER	$3,123	$2,027	$1,033	$211	$41	$-	$6,435

OTHER COMMERCIAL COMMITMENTS:
Letters of Credit	$5,442	$-	$-	$-	$-	$-	$5,442
Raw Material Purchase Commitments	57,818	-	-	-	-	-	57,818
TOTAL OTHER COMMERCIAL
COMMITMENTS	$63,260	$-	$-	$-	$-	$-	$63,260

TOTAL OBLIGATIONS	$69,456	$53,502	$3,322	$2,500	$2,330	$179,858	$310,968

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

Scheduled payments for our Notes exclude interest payments that bear interest at the rate of 3.375% per annum from the date of issuance, payable semi-annually on May 1 and November 1.

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

We have standby letters of credit totaling $5.4 million issued in connection with workers compensation claims and surety bonds.

We have $57.8 million in purchase commitments through December 2017 for various raw material commodities, including aluminum, steel and nickel as well as other raw material components that are within normal production requirements.

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

In addition, there are other items within our financial statements that require estimation, but are not as critical as those discussed above. Changes in estimates used in these and other items could have a significant effect on our consolidated financial statements. The determination of the fair market value of our finished goods, primarily consisting of new trailers, and used trailer inventories are subject to variation, particularly in times of rapidly changing market conditions. A 5% change in the valuation of our finished goods and used trailer inventories at December 31, 2016, would be approximately $3.0 million.

Other

Inflation

We have historically been able to offset the impact of rising costs through productivity improvements as well as selective price increases. As a result, inflation has not had, and is not expected to have, a significant impact on our business.

New Accounting Pronouncements

For information related to new accounting standards, see Note 2 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices and interest rates. The following discussion provides additional detail regarding our exposure to these risks.

a.	Commodity Prices

We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers. As of December 31, 2016, we had $57.8 million in raw material purchase commitments through December 2017 for materials that will be used in the production process, as compared to $72.4 million as of December 31, 2015. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.

b.	Interest Rates

As of December 31, 2016, we had no floating rate debt outstanding under our revolving facility and for 2016 we maintained no floating rate borrowing under our revolving facility. As of December 31, 2016, we had outstanding borrowings under our Term Loan Credit Agreement, as amended, totaling $189.5 million that bear interest at a floating rate, subject to a minimum interest rate. Based on the average borrowings under our revolving facility and the outstanding indebtedness under our Term Loan Credit Agreement a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of $1.5 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Wabash National Corporation:

We have audited the accompanying consolidated balance sheets of Wabash National Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wabash National Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wabash National Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 27, 2017

WABASH NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$163,467	$178,853
Accounts receivable	153,634	152,824
Inventories	139,953	166,982
Deferred income taxes	-	22,431
Prepaid expenses and other	24,351	8,417
Total current assets	$481,405	$529,507

PROPERTY, PLANT AND EQUIPMENT	134,138	140,438

DEFERRED INCOME TAXES	20,343	1,358

GOODWILL	148,367	149,718

INTANGIBLE ASSETS	94,405	114,616

OTHER ASSETS	20,075	14,033
	$898,733	$949,670

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$2,468	$37,611
Current portion of capital lease obligations	494	806
Accounts payable	71,338	79,618
Other accrued liabilities	92,314	93,042
Total current liabilities	$166,614	$211,077

LONG-TERM DEBT	233,465	274,885

CAPITAL LEASE OBLIGATIONS	1,409	1,875

DEFERRED INCOME TAXES	499	1,497

OTHER NONCURRENT LIABILITIES	24,355	20,525

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 60,129,631 and 64,929,510 shares outstanding, respectively	725	715
Additional paid-in capital	640,883	642,908
Retained Earnings (Accumulated Deficit)	3,591	(111,907)
Accumulated other comprehensive loss	(2,847)	(1,500)
Treasury stock at cost, 12,474,109 and 6,638,643 common shares, respectively	(169,961)	(90,405)
Total stockholders' equity	$472,391	$439,811
	$898,733	$949,670

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014

NET SALES	$1,845,444	$2,027,489	$1,863,315

COST OF SALES	1,519,910	1,724,046	1,630,681

Gross profit	$325,534	$303,443	$232,634

GENERAL AND ADMINISTRATIVE EXPENSES	74,129	73,495	61,694

SELLING EXPENSES	27,270	27,233	26,676

AMORTIZATION OF INTANGIBLES	19,940	21,259	21,878

OTHER OPERATING EXPENSES	1,663	1,087	-

Income from operations	$202,532	$180,369	$122,386

OTHER INCOME (EXPENSE):
Interest expense	(15,663)	(19,548)	(22,165)
Other, net	(1,452)	2,490	(1,759)

Income before income taxes	$185,417	$163,311	$98,462

INCOME TAX EXPENSE	65,984	59,022	37,532

Net income	$119,433	$104,289	$60,930

BASIC NET INCOME PER SHARE	$1.87	$1.55	$0.88

DILUTED NET INCOME PER SHARE	$1.82	$1.50	$0.85

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014

NET INCOME	$119,433	$104,289	$60,930

Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,347)	(863)	(619)
Total other comprehensive (loss) income	(1,347)	(863)	(619)

COMPREHENSIVE INCOME	$118,086	$103,426	$60,311

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-In	Earnings	Comprehensive	Treasury
	Shares	Amount	Capital	(Deficit)	Losses	Stock	Total

BALANCES, December 31, 2013	68,523,419	$705	$625,971	$(277,128)	$(18)	$(27,151)	$322,379

Net income for the year	-	-	-	60,930	-	-	60,930
Foreign currency translation	-	-	-	-	(619)	-	(619)
Stock-based compensation	392,470	4	7,714	-	-	-	7,718
Stock repurchase	(113,203)	-	-	-	-	(1,497)	(1,497)
Common stock issued in connection with:
Stock option exercises	195,383	-	1,921	-	-	-	1,921

BALANCES, December 31, 2014	68,998,069	$709	$635,606	$(216,198)	$(637)	$(28,648)	$390,832

Net income for the year				104,291			104,291
Foreign currency translation					(863)		(863)
Stock-based compensation	396,389	4	10,006				10,010
Stock repurchase	(4,651,570)					(61,757)	(61,757)
Equity component of convertible senior notes repurchase			(4,714)				(4,714)
Common stock issued in connection with:
Stock option exercises	186,622	2	2,010				2,012

BALANCES, December 31, 2015	64,929,510	$715	$642,908	$(111,907)	$(1,500)	$(90,405)	$439,811

Net income for the year				119,433			119,433
Foreign currency translation					(1,347)		(1,347)
Stock-based compensation	615,066	6	12,031				12,037
Stock repurchase	(5,832,387)					(79,556)	(79,556)
Equity component of convertible senior notes repurchase			(18,883)				(18,883)
Common stock dividends				(3,935)			(3,935)
Common stock issued in connection with:
Stock option exercises	417,442	4	4,827				4,831

BALANCES, December 31, 2016	60,129,631	$725	$640,883	$3,591	$(2,847)	$(169,961)	$472,391

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014

Cash flows from operating activities
Net income	$119,433	$104,289	$60,930
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	16,830	16,739	16,951
Amortization of intangibles	19,940	21,259	21,878
Net loss (gain) on sale of property, plant and equipment	101	(8,299)	13
Loss on debt extinguishment	1,895	5,808	1,042
Deferred income taxes	4,044	(7,749)	16,573
Stock-based compensation	12,038	10,010	7,833
Non-cash interest expense	3,475	5,222	5,994
Impairment of goodwill and other intangibles	1,663	1,087
Changes in operating assets and liabilities
Accounts receivable	(809)	(17,618)	(14,848)
Inventories	24,969	10,162	3,116
Prepaid expenses and other	(10,147)	1,786	(571)
Accounts payable and accrued liabilities	(13,002)	(12,243)	(26,787)
Other, net	(1,680)	1,342	511
Net cash provided by operating activities	$178,750	$131,795	$92,635

Cash flows from investing activities
Capital expenditures	(20,342)	(20,847)	(19,957)
Proceeds from sale of property, plant and equipment	19	13,203	87
Other	3,014	-	4,113
Net cash used in investing activities	$(17,309)	$(7,644)	$(15,757)

Cash flows from financing activities
Proceeds from exercise of stock options	4,831	2,012	1,921
Borrowings under revolving credit facilities	618	1,134	806
Payments under revolving credit facilities	(618)	(1,134)	(806)
Principal payments under capital lease obligations	(779)	(4,201)	(1,898)
Proceeds from issuance of term loan credit facility	-	192,845	-
Principal payments under term loan credit facility	(1,928)	(194,291)	(42,078)
Principal payments under industrial revenue bond	(473)	(496)	(475)
Debt issuance costs paid	-	(2,587)	-
Convertible senior notes repurchase	(98,922)	(22,936)	-
Stock repurchase	(79,556)	(61,757)	(1,497)
Net cash used in financing activities	$(176,827)	$(91,411)	$(44,027)

Net (decrease) increase in cash and cash equivalents	$(15,386)	$32,740	$32,851
Cash and cash equivalents at beginning of year	178,853	146,113	113,262
Cash and cash equivalents at end of year	$163,467	$178,853	$146,113

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$12,656	$14,578	$16,136
Income taxes	$68,870	$66,283	$20,220

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

Wabash National Corporation (the “Company,” “Wabash” or “Wabash National”) manufactures a diverse range of products including: dry freight and refrigerated trailers, platform trailers, bulk tank trailers, dry and refrigerated truck bodies, truck-mounted tanks, intermodal equipment, aircraft refueling equipment, structural composite panels and products, trailer aerodynamic solutions, and specialty food grade and pharmaceutical equipment. Its innovative products are sold under the following brand names: Wabash National®, Beall®, Benson®, Brenner® Tank, Bulk Tank International, DuraPlate®, Extract Technology®, Garsite, Progress Tank, Transcraft®, Walker Engineered Products, and Walker Transport.

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

The Company recognizes revenue from the sale of its products when the customer has made a fixed commitment to purchase a product for a fixed or determinable price, collection is reasonably assured under the Company’s normal billing and credit terms and ownership and all risk of loss has been transferred to the buyer, which is normally upon shipment to or pick up by the customer. Revenues on certain contracts are recorded on a percentage of completion method, measured by actual total cost incurred to the total estimated costs for each project. Revenues exclude all taxes collected from the customer. Shipping and handling fees are included in Net Sales and the associated costs included in Cost of Sales in the Consolidated Statements of Operations.

d.	Used Trailer Trade Commitments and Residual Value Guarantees

In the normal course of business, the Company may accept used trailers on trade for new trailer purchases. These commitments arise related to future new trailer orders at the time a new trailer order is placed by the customer. The Company acquired used trailers on trade of $4.6 million, $12.8 million, and $26.8 million in 2016, 2015, and 2014, respectively. As of December 31, 2016, the Company had no outstanding trade commitments, and $2.1 million in outstanding trade commitments as of December 31, 2015. On occasion, the amount of the trade allowance provided for in the used trailer commitments, or cost, may exceed the net realizable value of the underlying used trailer. In these instances, the Company’s policy is to recognize the loss related to these commitments at the time the new trailer revenue is recognized. Net realizable value of used trailers is measured considering market sales data for comparable types of trailers. The net realizable value of the used trailers subject to the remaining outstanding trade commitments was estimated by the Company to be $0.0 million and $10.0 million as of December 31, 2016 and 2015, respectively.

e.	Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity of three months or less at the time of purchase.

f.	Accounts Receivable

Accounts receivable are shown net of allowance for doubtful accounts and primarily include trade receivables. The Company records and maintains a provision for doubtful accounts for customers based upon a variety of factors including the Company’s historical collection experience, the length of time the account has been outstanding and the financial condition of the customer. If the circumstances related to specific customers were to change, the Company’s estimates with respect to the collectability of the related accounts could be further adjusted. The Company’s policy is to write-off receivables when they are determined to be uncollectible. Provisions to the allowance for doubtful accounts are charged to Selling, General, and Administrative Expenses in the Consolidated Statements of Operations. The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance at beginning of year	$956	$1,047	$2,058
Provision	117	145	178
Write-offs, net of recoveries	(122)	(236)	(1,189)
Balance at end of year	$951	$956	$1,047

g.	Inventories

Inventories are stated at the lower of cost, determined on either the first-in, first-out or average cost method, or market. The cost of manufactured inventory includes raw material, labor and overhead. Inventories consist of the following (in thousands):

	December 31,
	2016	2015
Finished goods	$57,297	$67,260
Raw materials and components	53,388	65,790
Work in progress	18,422	18,201
Aftermarket parts	8,356	8,714
Used trailers	2,490	7,017
	$139,953	$166,982

h.	Prepaid Expenses and Other

Prepaid expenses and other as of December 31, 2016 and 2015 were $24.4 million and $8.4 million, respectively. The balances as of December 31, 2016 include $5.8 million of assets held for sale related to three of the Company’s former branch locations. Prepaid expenses and other for both periods include items such as insurance premiums, maintenance agreements, and income tax and other receivables. Insurance premiums and maintenance agreements are charged to expense over the contractual life, which is generally one year or less. Additionally, costs in excess of billings on contracts for which the Company recognizes revenue on a percentage of completion basis are included in this category.

i.	Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Maintenance and repairs are charged to expense as incurred, while expenditures that extend the useful life of an asset are capitalized. Depreciation is recorded using the straight-line method over the estimated useful lives of the depreciable assets. The estimated useful lives are up to 33 years for buildings and building improvements and range from three to ten years for machinery and equipment. Depreciation expense, which is recorded in Cost of Sales and General and Administrative Expenses in the Consolidated Statements of Operations, as appropriate, on property, plant and equipment was $15.9 million, $16.0 million, and $16.5 million in 2016, 2015, and 2014, respectively, and includes amortization of assets recorded in connection with the Company’s capital lease agreements. As of December 31, 2016 and 2015, the assets related to the Company’s capital lease agreements are recorded within Property, Plant and Equipment in the Consolidated Balance Sheet for the amount of $4.3 million and $5.0 million, respectively, net of accumulated depreciation of $1.9 million and $2.6 million, respectively.

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2016	2015
Land	$20,958	$22,978
Buildings and building improvements	110,789	114,216
Machinery and equipment	231,094	220,814
Construction in progress	12,116	13,741
	$374,957	$371,749
Less: accumulated depreciation	(240,819)	(231,311)
	$134,138	$140,438

j.	Intangible Assets

As of December 31, 2016, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Tradenames and trademarks	20 years	$37,894	$(11,864)	$26,030
Customer relationships	10 years	151,090	(92,686)	58,404
Technology	12 years	16,517	(6,546)	9,971
Total		$205,501	$(111,096)	$94,405

As of December 31, 2015, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Tradenames and trademarks	20 years	$37,894	$(9,970)	$27,924
Customer relationships	10 years	151,634	(76,340)	75,294
Technology	12 years	16,517	(5,119)	11,398
Total		$206,045	$(91,429)	$114,616

Intangible asset amortization expense was $19.9 million, $21.3 million, and $21.9 million for 2016, 2015, and 2014, respectively. Annual intangible asset amortization expense for the next 5 fiscal years is estimated to be $16.9 million in 2017; $15.4 million in 2018; $14.5 million in 2019; $13.7 million in 2020; and $12.0 million in 2021.

k.	Goodwill

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

During the second quarter of 2016, with the realignment of the Company’s reporting segments, the Company performed an analysis to determine the allocations of goodwill and test for impairment. Based on this analysis, the Company determined that the portion of goodwill allocated to the retail branch operations was impaired as the fair value of the reporting unit did not exceed its carrying value resulting in an impairment charge for the Commercial Trailer Products reporting segment of $1.7 million. In the fourth quarter of 2016 and 2014, the Company completed its goodwill impairment test using the quantitative assessment. Furthermore, for 2015, the Company completed its goodwill impairment testing during the fourth quarter using the qualitative approach. Based on the testing performed in each of these years, the Company believed it was more likely than not that the fair value of its reporting units were greater than their carrying amount and no additional impairment of goodwill was recognized. Additionally, in 2014, the Company’s former retail reporting unit recognized a partial disposal of goodwill in the amount of $0.5 million resulting from the transitioning of three retail branch locations to independent dealer facilities during the second quarter of 2014.

The changes in the carrying amounts of goodwill, all of which are included in the Company’s Diversified Products segment as of December 31, 2016, except for approximately $2.6 million allocated to the Company’s Commercial Trailer Products segment, for the years ended December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015

Balance as of January 1	$149,718	$149,603

Effects of foreign currency	312	115
Impairment of goodwill	(1,663)	-

Balance as of December 31	$148,367	$149,718

l.	Other Assets

The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized software is amortized using the straight-line method over three to seven years. As of December 31, 2016 and 2015, the Company had software costs, net of amortization, of $5.4 million and $2.7 million, respectively. Amortization expense for 2016, 2015 and 2014 was $1.0 million, $0.7 million, and $0.5 million, respectively.

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

n.	Other Accrued Liabilities

The following table presents the major components of Other Accrued Liabilities (in thousands):

	December 31,
	2016	2015
Payroll and related taxes	$26,793	$34,427
Warranty	20,520	19,709
Customer deposits	19,302	14,877
Self-insurance	8,387	7,677
Accrued taxes	6,400	8,075
All other	10,912	8,277
	$92,314	$93,042

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2016	2015
Balance as of January 1	$19,709	$15,462
Provision for warranties issued in current year	6,601	9,714
Provision for (Recovery of ) pre-existing warranties	560	(409)
Payments	(6,350)	(5,058)
Balance as of December 31	$20,520	$19,709

The Company offers a limited warranty for its products with a coverage period that ranges between one and five years, except that the coverage period for DuraPlate® trailer panels is ten years. The Company passes through component manufacturers’ warranties to its customers. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.

The following table presents the changes in the self-insurance accrual included in Other Accrued Liabilities (in thousands):

	2016	2015
Balance as of January 1	$7,677	$7,494
Expense	41,470	40,023
Payments	(40,760)	(39,840)
Balance as of December 31	$8,387	$7,677

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and customer receivables. The Company places its cash and cash equivalents with high quality financial institutions. Generally, the Company does not require collateral or other security to support customer receivables.

q.	Research and Development

Research and development expenses are charged to earnings as incurred and were $6.4 million, $4.8 million and $1.7 million in 2016, 2015 and 2014, respectively.

r.	New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue. Furthermore, the FASB issued additional amendments and technical corrections related to ASU 2014-09 during 2016, which are considered in our evaluation of this standard. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date of these standards will be the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company is currently developing an implementation plan to adopt this new standard and in the process of reviewing a majority of its revenue streams and the related performance obligations and pricing arrangements. In addition, the Company is also evaluating contractual terms, such as customer acceptance clauses, payment terms, shipping instructions, and timing of shipments, against the new standards to determine the impact on the Company’s financial statements. As part of this plan, the Company is evaluating which method to apply and assessing the potential impact of the adoption on its financial statements and related disclosures. The Company expects to conclude this evaluation in 2017.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016. The Company adopted the guidance in 2016 and, as a result, this standard did not have a material impact on its financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest. Also, in August 2015, the FASB issued ASU No. 2015-15, Imputation of Interest, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Agreements. These ASUs simplified the presentation of debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by these ASUs. Furthermore, ASU No. 2015-15 provided authoritative guidance permitting an entity to defer and present debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASUs were effective for annual and interim reporting periods beginning after December 15, 2015 and required a retrospective approach. The Company adopted the guidance in 2016 and, as a result, it did not have a material impact on financial statements.

In July 2015, the FASB issued ASU No. 2015-11, simplifying the Measurement of Inventory.  This ASU, which applies to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, requires that entities measure inventory at the lower of cost or net realizable value. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied on a prospective basis. The Company adopted the guidance in 2016 and, as a result, this standard did not have a material impact on its financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This amendment changes how deferred taxes are recognized by eliminating the requirement of presenting deferred tax liabilities and assets as current and noncurrent on the balance sheet. Instead, the requirement will be to classify all deferred tax liabilities and assets as noncurrent. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption permitted. ASU 2015-17 can be adopted either prospectively or retrospectively to all periods presented. The Company adopted ASU 2015-17 prospectively beginning with the first quarter of 2016 and deferred income taxes are now presented as non-current.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changed the accounting for certain aspects of employee share-based payments. The ASU requires companies to recognize additional tax benefits or expenses related to the vesting or settlement of employee share-based awards (the difference between the actual tax benefit and the tax benefit initially recognized for financial reporting purposes) as income tax benefit or expense in earnings, rather than in additional paid-in capital, in the reporting period in which they occur. The ASU also requires companies to classify cash flows resulting from employee share-based payments, including the additional tax benefits or expenses related to the vesting or settlement of share-based awards, as cash flows from operating activities rather than financing activities. Although this change will reduce some of the administrative complexities of tracking share-based awards, it will increase the volatility of our income tax expense and cash flows from operations. The new standard is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company early adopted the ASU during the fourth quarter of 2016 and are therefore required to report the impacts as though the ASU had been adopted on January 1, 2016. Accordingly, the Company recognized an immaterial income tax benefit as an increase to earnings during the year ended December 31, 2016. Additionally, the Company recognized additional income tax benefits as an increase to operating cash flows for the year ended December 31, 2016. The new accounting standard did not impact any periods prior to January 1, 2016, as the Company applied the changes in the ASU on a prospective basis.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. This guidance will be effective for the Company as of January 1, 2018. Entities will be required to apply the guidance retrospectively.  The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

3.	PER SHARE OF COMMON STOCK

Per share results have been calculated based on the average number of common shares outstanding. The calculation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2016	2015	2014
Basic net income per share
Net income applicable to common stockholders	$119,433	$104,289	$60,930
Undistributed earnings allocated to participating securities	-	-	(481)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$119,433	$104,289	$60,449
Weighted average common shares outstanding	63,729	67,201	68,895
Basic net income per share	$1.87	$1.55	$0.88

Diluted net income per share:
Net income applicable to common stockholders	$119,433	$104,289	$60,930
Undistributed earnings allocated to participating securities	-	-	(481)
Net income applicable to common stockholders excluding amounts applicable to participating securities	$119,433	$104,289	$60,449

Weighted average common shares outstanding	63,729	67,201	68,895
Dilutive shares from assumed conversion of convertible senior notes	794	1,128	1,354
Dilutive stock options and restricted stock	1,239	1,039	814
Diluted weighted average common shares outstanding	65,762	69,368	71,063
Diluted net income per share	$1.82	$1.50	$0.85

Average diluted shares outstanding for the periods ended December 31, 2016, 2015 and 2014 exclude options to purchase common shares totaling 503, 666 and 581, respectively, because the exercise prices were greater than the average market price of the common shares. In addition, the calculation of diluted net income per share for each period includes the impact of the Company’s Notes as the average stock price of the Company’s common stock during these periods was above the initial conversion price of approximately $11.70 per share.

4.	LEASE ARRANGEMENTS

The Company leases office space, manufacturing, warehouse and service facilities and equipment for varying periods under both operating and capital lease agreements. Future minimum lease payments required under these lease commitments as of December 31, 2016 are as follows (in thousands):

	Capital Leases	Operating Leases
2017	605	3,123
2018	460	2,027
2019	361	1,033
2020	361	211
2021	361	41
Thereafter	30	-
Total minimum lease payments	$2,178	$6,435
Interest	(276)
Present value of net minimum lease payments	$1,902

Total rental expense was $6.2 million, $6.2 million, and $5.8 million for 2016, 2015, and 2014, respectively.

5.	DEBT

Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2016	2015
Convertible senior notes	$48,951	$131,000
Term loan credit agreement	189,470	191,399
Other debt	676	1,149
	$239,097	$323,548
Less: unamortized discount and fees	(3,164)	(11,052)
Less: current portion	(2,468)	(37,611)
	$233,465	$274,885

Convertible Senior Notes

In April 2012, the Company issued Convertible Senior Notes due 2018 (the “Notes”) with an aggregate principal amount of $150 million in a public offering. The Notes bear interest at a rate of 3.375% per annum from the date of issuance, payable semi-annually on May 1 and November 1. The Notes are senior unsecured obligations of the Company ranking equally with its existing and future senior unsecured debt.

The Notes are convertible by their holders into cash, shares of the Company’s common stock or any combination thereof at the Company’s election, at an initial conversion rate of 85.4372 shares of the Company’s common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events as described in the indenture for the Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date. As of December 31, 2016, the Notes were not convertible based on the above criteria. If the Notes outstanding at December 31, 2016 were converted as of December 31, 2016, the if-converted value would exceed the principal amount by approximately $17 million.

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

During 2016 the Company executed multiple agreements with existing holders of the Notes to repurchase $82.0 million in principal of such Notes for $98.9 million, excluding accrued interest. Additionally, in December 2015, the Company acquired $19.0 million in principal for $22.9 million, excluding accrued interest. For the years ended December 31, 2016 and 2015, the Company recognized a loss on debt extinguishment of $1.9 million and $0.2 million, respectively, in connection with the repurchase activity, which was included in Other, net on the Company’s Consolidated Statements of Operations.

The Company applies the treasury stock method in calculating the dilutive impact of the Notes. For the years ended December 31, 2016 and 2015, the Notes had a dilutive impact.

The following table summarizes information about the equity and liability components of the Notes (dollars in thousands).

	December 31,	December 31,
	2016	2015
Principal amount of the Notes outstanding	$48,951	$131,000
Unamortized discount and fees of liability component	(2,183)	(9,888)
Net carrying amount of liability component	46,768	121,112
Less: current portion	-	(35,165)
Long-term debt	$46,768	$85,947
Carrying value of equity component, net of issuance costs	$(3,971)	$15,810
Remaining amortization period of discount on the liability component	1.3 years	2.3 years

Contractual coupon interest expense and accretion of discount and fees on the liability component for the Notes for years ended December 31, 2016, 2015 and 2014 included in Interest Expense on the Company’s Consolidated Statements of Operations were as follow (in thousands):

	Years Ended December 31,
	2016	2015	2014
Contractual coupon interest expense	$3,198	$5,063	$5,063
Accretion of discount and fees on the liability component	$2,902	$4,324	$4,037

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

As of December 31, 2016 the Company had no outstanding borrowings under the Credit Agreement and was in compliance with all covenants. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Credit Facility, amounted to $333.0 million as of December 31, 2016.

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

Amendment No. 2 also amended the Term Loan Credit Agreement by (i) removing the maximum senior secured leverage ratio test, (ii) modifying the accordion feature, as described in the Term Loan Credit Agreement, to provide for a senior secured incremental term loan facility in an aggregate amount not to exceed the greater of (A) $75 million (less the aggregate amount of (1) any increases in the maximum revolver amount under the Company’s existing Credit Agreement and (2) certain permitted indebtedness incurred for the purpose of prepaying or repurchasing the Notes) and (B) an amount such that the senior secured leverage ratio would not be greater than 3.0 to 1.0, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the Term Loan Credit Agreement, to provide such increased amounts, and (iii) amending certain negative covenants. The senior secured leverage ratio is defined in the Term Loan Credit Agreement and reflects a ratio of consolidated net total secured indebtedness to consolidated EBITDA.

Furthermore, on February 24, 2017, the Company entered into Amendment No. 3 to Credit Agreement (“Amendment No. 3”). As of February 24, 2017, there was $189.5 million of the Tranche B-2 Loans outstanding. Under Amendment No. 3, the lenders agreed to provide to the Company term loans in the same aggregate principal amount of the outstanding Tranche B-2 Loans (the “Tranche B-3 Loans”), which were used to refinance the outstanding Tranche B-2 Loans. The Tranche B-3 Loans shall amortize in equal quarterly installments in aggregate amounts equal to 0.25% of the initial principal amount of the Tranche B-3 Loans, with the balance payable at maturity, and will bear interest at a rate, at the Company’s election, equal to (i) LIBOR (subject to a floor of 0%) plus a margin of 2.75% or (ii) a base rate (subject to a floor of 0%) plus a margin of 1.75%. Amendment No. 3 also provides for a 1% prepayment premium applicable in the event that the Company enters into a refinancing of, or amendment in respect of, the Tranche B-3 Loans on or prior to the six month anniversary of the effective date of Amendment No. 3 that, in either case, results in the all-in yield (including, for purposes of such determination, the applicable interest rate, margin, original issue discount, upfront fees and interest rate floors, but excluding any customary arrangement, structuring, commitment or underwriting fees) of such refinancing or amendment being less than the all-in yield (determined on the same basis) on the Tranche B-3 Loans. Except as amended by Amendment No. 3, the remaining terms of the Credit Agreement remain in full force and effect.

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

For the years ended December 31, 2016, 2015 and 2014, under the Term Loan Credit Agreement the Company paid interest of $8.3 million, $8.5 million and $10.0, respectively, and principal of $1.9 million, $1.4 million and $42.1 million, respectively. As of December 31, 2016, the Company had $189.5 million outstanding under the Term Loan Credit Agreement, of which $1.9 million was classified as current on the Company’s Consolidated Balance Sheet.

For the years ended December 31, 2016, 2015 and 2014, the Company incurred charges of approximately $0.2 million, $0.3 million and $1.1 million, respectively, for amortization of fees and original issuance discount which is included in Interest Expense in the Consolidated Statements of Operations.

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

The investments purchased by the Company (asset) include mutual funds, $2.2 million of which are classified as Level 1, and life-insurance contracts valued based on the performance of underlying mutual funds, $10.4 million of which are classified as Level 2.

Estimated Fair Value of Debt

The estimated fair value of long-term debt at December 31, 2016 consists primarily of the Notes and borrowings under the Term Loan Credit Agreement (see Note 3). The fair value of the Notes, the Term Loan Credit Agreement and the Credit Facility are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Credit Facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings. All other debt and capital lease obligations approximate their fair value as determined by discounted cash flows and are classified as Level 3.

The Company’s carrying and estimated fair value of debt at December 31, 2016 and December 31, 2015 were as follows:

	December 31, 2016				December 31, 2015
	Carrying	Fair Value			Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Instrument
Convertible senior notes	$46,768	$-	$69,721	$-	$121,112	$-	$155,694	$-
Term loan credit agreement	188,540	-	189,470	-	190,311	-	190,442	-
Other debt	653	-	-	653	1,106	-	-	1,106
Capital lease obligations	1,875	-	-	1,875	2,648	-	-	2,648
	$237,836	$-	$259,191	$2,528	$315,177	$-	$346,136	$3,754

7.	STOCKHOLDERS’ EQUITY

On February 1, 2016, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $100 million of its common stock over a two year period. Stock repurchases under this program may be made in open market or in private transactions at times and in amounts that management deems appropriate. As of December 31, 2016, $23.0 million remained available under the program.

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

The Company recognizes all share-based awards to eligible employees based upon their fair value. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. Total stock-based compensation expense was $12.0 million, $10.0 million and $7.8 million in 2016, 2015 and 2014, respectively. The amount of compensation costs related to nonvested stock options and restricted stock not yet recognized was $12.0 million at December 31, 2016, for which the weighted average remaining life was 1.7 years.

Stock Options

Stock options are awarded with an exercise price equal to the market price of the underlying stock on the date of grant, become fully exercisable three years after the date of grant and expire ten years after the date of grant. No stock options were granted by the Company in 2016. The fair value of stock option awards is estimated on the date of grant using a binomial option-pricing model that uses the assumptions noted in the following table:

Valuation Assumptions	2015	2014
Risk-free interest rate	2.14%	2.73%
Expected volatility	72.5%	72.0%
Expected dividend yield	0.00%	0.00%
Expected term	5 yrs.	5 yrs.

The expected volatility is based upon the Company’s historical experience. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate utilized for periods throughout the contractual life of the options are based on U.S. Treasury security yields at the time of grant.

A summary of all stock option activity during 2016 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)
Options Outstanding at December 31, 2015	1,820,956	$11.61	5.2	$2.3
Exercised	(417,442)	$11.57		$1.3
Forfeited	(17,300)	$14.64
Expired	(112,460)	$16.71
Options Outstanding at December 31, 2016	1,273,754	$11.13	5.1	$6.0

Options Exercisable at December 31, 2016	1,093,165	$10.67	4.6	$5.6

The Company granted 190,810 and 200,720 stock options in 2015 and 2014, respectively, with aggregate fair values on the date of grant of $1.7 million for both years. The weighted average estimated fair value of the stock options granted in 2015 and 2014 were $8.82 and $8.34 per stock option, respectively. The total intrinsic value of stock options exercised during 2016, 2015 and 2014 was $1.3 million, $0.6 million and $0.7 million, respectively.

Restricted Stock

Restricted stock awards vest over a period of one to three years and may be based on the achievement of specific financial performance metrics. These shares are valued at the market price on the date of grant, are forfeitable in the event of terminated employment prior to vesting and could include the right to vote and receive dividends.

A summary of all restricted stock activity during 2016 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Outstanding at December 31, 2015	1,538,116	$13.25
Granted	1,105,010	$13.26
Vested	(618,145)	$9.91
Forfeited	(61,256)	$14.36
Restricted Stock Outstanding at December 31, 2016	1,963,725	$14.20

During 2016, 2015 and 2014, the Company granted 1,105,010, 667,126 and 572,052 shares of restricted stock, respectively, with aggregate fair values on the date of grant of $14.7 million, $9.9 million and $7.9 million, respectively. The total fair value of restricted stock that vested during 2016, 2015 and 2014 was $7.4 million, $5.6 million and $5.2 million, respectively.

9.	EMPLOYEE SAVINGS PLANS

Substantially all of the Company’s employees are eligible to participate in a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company also provides a non-qualified defined contribution plan for senior management and certain key employees. Both plans provide for the Company to match, in cash, a percentage of each employee’s contributions up to certain limits. The Company’s matching contribution and related expense for these plans was approximately $7.0 million, $7.3 million, and $5.9 million for 2016, 2015, and 2014, respectively.

10.	INCOME TAXES

a.	Income Before Income Taxes

The consolidated income (loss) before income taxes for 2016, 2015 and 2014 consists of the following (in thousands):

	2016	2015	2014
Domestic	$185,042	$163,325	$98,246
Foreign	375	(14)	216
Total income before income taxes	$185,417	$163,311	$98,462

b.	Income Tax Expense

The consolidated income tax expense for 2016, 2015 and 2014 consists of the following components (in thousands):

	2016	2015	2014
Current
Federal	$51,489	$58,090	$19,036
State	10,307	8,627	1,805
Foreign	144	54	118
	$61,940	$66,771	$20,959
Deferred
Federal	$3,448	$(7,930)	$12,913
State	686	288	3,778
Foreign	(90)	(107)	(118)
	$4,044	$(7,749)	$16,573
Total consolidated expense	$65,984	$59,022	$37,532

The following table provides a reconciliation of differences from the U.S. Federal statutory rate of 35% as follows (in thousands):

	2016	2015	2014
Pretax book income	$185,417	$163,311	$98,462

Federal tax expense at 35% statutory rate	64,896	57,159	34,462
State and local income taxes	7,145	6,190	4,808
Benefit of domestic production deduction	(5,065)	(5,255)	(2,010)
Other	(992)	928	272
Total income tax expense	$65,984	$59,022	$37,532

c.	Deferred Taxes

The Company’s deferred income taxes are primarily due to temporary differences between financial and income tax reporting for incentive compensation, depreciation of property, plant and equipment, amortization of intangibles, inventory adjustments, other accrued liabilities and net operating loss carryforwards (“NOLs”).

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

The Company assesses, on a quarterly basis, the realizability of its deferred tax assets by evaluating all available evidence, both positive and negative, including: (1) the cumulative results of operations in recent years, (2) the nature of recent losses, if applicable, (3) estimates of future taxable income, (4) the length of NOLs and (5) the uncertainty associated with a possible change in ownership, which imposes an annual limitation on the use of these carryforwards.

As of December 31, 2016 and 2015, the Company retained a valuation allowance of $1.2 and $1.2 million, respectively, against deferred tax assets related to various state and local NOLs that are subject to restrictive rules for future utilization.

As of December 31, 2016, the Company had no U.S. federal tax NOLs. The Company had various multistate income tax NOLs, which have been recorded as a deferred income tax asset of approximately $2.3 million, before valuation allowances. These NOLs will expire beginning in 2017, if unused.

The components of deferred tax assets and deferred tax liabilities as of December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
Deferred tax assets
Tax credits and loss carryforwards	$260	$563
Accrued liabilities	9,852	9,211
Incentive compensation	21,206	24,682
Other	4,084	3,909
	$35,402	$38,365
Deferred tax liabilities
Property, plant and equipment	(5,823)	(4,000)
Intangibles	(5,299)	(5,325)
Prepaid assets	(689)	(697)
Convertible note discount	(715)	(3,234)
Other	(1,860)	(1,658)
	$(14,386)	$(14,914)

Net deferred tax asset before valuation allowances and reserves	$21,016	$23,451
Valuation allowances	(1,172)	(1,159)
Net deferred tax asset	$19,844	$22,292

d.	Tax Reserves

The Company’s policy with respect to interest and penalties associated with reserves or allowances for uncertain tax positions is to classify such interest and penalties in Income Tax Expense on the Consolidated Statement of Operations. As of December 31, 2016 and 2015, the total amount of unrecognized income tax benefits was approximately $12.7 million and $11.7 million, respectively, all of which, if recognized, would impact the effective income tax rate of the Company. As of December 31, 2016 and 2015, the Company had recorded a total of $1.8 and $1.1 million, respectively of accrued interest and penalties related to uncertain tax positions. The Company foresees no significant changes to the facts and circumstances underlying its reserves and allowances for uncertain income tax positions as reasonably possible during the next 12 months. As of December 31, 2016, the Company is subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2003 through 2016. The Company is also subject to unexpired statutes of limitation for Indiana state income taxes for the years 2014 through 2016.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows (in thousands) and all balances as of December 31, 2016 were included in either Other Noncurrent Liabilities or Deferred Income Taxes in the Company’s Consolidated Balance Sheet:

Balance at January 1, 2015	$10,648

Decrease in prior year tax positions	(23)

Balance at December 31, 2015	$10,625

Decrease in prior year tax positions	-

Balance at December 31, 2016	$10,625

11.	COMMITMENTS AND CONTINGENCIES

a.	Litigation

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, and is periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations"). As of December 31, 2016, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

The Company has recorded liabilities for certain of its outstanding legal proceedings and governmental examinations. A liability is accrued when it is both (a) probable that a loss with respect to the legal proceeding has occurred and (b) the amount of loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal proceedings and governmental examinations that could cause an increase or decrease in the amount of the liability that has been previously accrued. These legal proceedings, as well as governmental examinations, involve various lines of business of the Company and a variety of claims (including, common law tort, contract, antitrust and consumer protection claims), some of which present novel factual allegations and/or unique legal theories. While some matters pending against the Company specify the damages claimed by the plaintiff, many seek a not-yet-quantified amount of damages or are at very early stages of the legal process. Even when the amount of damages claimed against the Company are stated, the claimed amount may be exaggerated and/or unsupported. As a result, it is not currently possible to estimate a range of possible loss beyond previously accrued liabilities relating to some matters including those described below. Such previously accrued liabilities may not represent the Company's maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from the currently accrued liabilities.

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

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil. On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damages amount was approximately R$26.7 million (Brazilian Reais), which was approximately $8.2 million U.S. dollars using the exchange rate as of December 31, 2016 and exclusive of any potentially court-imposed interest, fees or inflation adjustments. On October 5, 2016, the Court of Appeals re-heard all facts and legal questions presented in the case, and ruled in favor of the Company on all claims at issue. In doing so, the Court of Appeals dismissed all claims against the Company and vacated the judgment and damages previously ordered by the Fourth Civil Court of Curitiba. Unless BK appeals the ruling and a higher court finds in favor of BK on any of its claims, the judgment of the Court of Appeals is final. As a result of the Court of Appeals ruling, the Company does not expect that this proceeding will have a material adverse effect on its financial condition or results of operations; however, it will continue to monitor these legal proceedings in the event BK further appeals the ruling of the Court of Appeals.

Intellectual Property

In October 2006, the Company filed a patent infringement suit against Vanguard National Corporation (“Vanguard”) regarding the Company’s U.S. Patent Nos. 6,986,546 and 6,220,651 in the U.S. District Court for the Northern District of Indiana (Civil Action No. 4:06-cv-135). The Company amended the Complaint in April 2007. In May 2007, Vanguard filed its Answer to the Amended Complaint, along with Counterclaims seeking findings of non-infringement, invalidity, and unenforceability of the subject patents. The Company filed a reply to Vanguard’s counterclaims in May 2007, denying any wrongdoing or merit to the allegations as set forth in the counterclaims. The case was stayed by agreement of the parties while the U.S. Patent and Trademark Office (“Patent Office”) undertook a reexamination of U.S. Patent No. 6,986,546. In June 2010, the Patent Office notified the Company that the reexamination was completed and the Patent Office reissued U.S. Patent No. 6,986,546 without cancelling any claims of the patent. The parties have not yet petitioned the Court to lift the stay, and it is unknown at this time when the parties may do so.

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

Bulk Tank International, S. de R.L. de C.V. (“Bulk”) entered into agreements in 2011 with the Mexican federal environmental agency, PROFEPA, and the applicable state environmental agency, PROPAEG, pursuant to PROFEPA’s and PROPAEG’s respective environmental audit programs to resolve noncompliance with federal and state environmental laws at Bulk’s Guanajuato facility. Bulk completed all required corrective actions and received a Certification of Clean Industry from PROPAEG, and is seeking the same certification from PROFEPA, which the Company expects it will receive in 2017, following the conclusion of a final audit process that commenced in December 2014. As a result, the Company does not expect that this matter will have a material adverse effect on its financial condition or results of operations.

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

The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of December 31, 2016, the Company had reserved estimated remediation costs of $0.4 million for activities at existing and former properties which are recorded within Other Accrued Liabilities in the Consolidated Balance Sheet.

c.	Letters of Credit

As of December 31, 2016, the Company had standby letters of credit totaling $5.4 million issued in connection with workers compensation claims and surety bonds.

d.	Purchase Commitments

The Company has $57.8 million in purchase commitments through December 2017 for various raw material commodities, including aluminum, steel and nickel as well as other raw material components which are within normal production requirements.

12.	SEGMENTS AND RELATED INFORMATION

a.	Segment Reporting

During the second quarter of 2016, the Company realigned its reporting segments into two segments, Commercial Trailer Products and Diversified Products. As a result of the realignment, the businesses previously operating within the former retail segment are now reported under one of these two segments. The Company undertook the realignment in an effort to strengthen the alignment between its manufacturing businesses and its retail sales and service operations, improve profitability and capitalize on growth opportunities. Additionally, the Company performed an analysis to determine the allocations of goodwill and test for impairment. Based on this analysis, the Company determined that the portion of goodwill allocated to the retail branch operations was impaired resulting in an impairment charge of $1.7 million in the second quarter of 2016 for the Commercial Trailer Products segment.

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

Reportable segment information is as follows (in thousands):

	Commercial	Diversified	Corporate and
	Trailer Products	Products	Eliminations	Consolidated
2016
Net sales
External customers	$1,506,070	$339,374	$-	$1,845,444
Intersegment sales	40	13,030	(13,070)	-
Total net sales	$1,506,110	$352,404	$(13,070)	$1,845,444

Depreciation and amortization	12,345	22,970	1,454	36,769
Income (Loss) from operations	212,351	24,595	(34,414)	202,532
Reconciling items to net income
Interest expense				15,663
Other, net				1,452
Income tax expense				65,984
Net income				$119,433
Assets	$312,848	$370,338	$215,547	$898,733

2015
Net sales
External customers	$1,582,019	$445,470	$-	$2,027,489
Intersegment sales	222	11,457	(11,679)	-
Total net sales	$1,582,241	$456,927	$(11,679)	$2,027,489

Depreciation and amortization	12,674	23,888	1,436	37,998
Income (Loss) from operations	159,385	51,078	(30,094)	180,369
Reconciling items to net income
Interest expense				19,548
Other, net				(2,490)
Income tax expense				59,022
Net income				$104,289
Assets	$336,235	$397,892	$215,543	$949,670

2014
Net sales
External customers	$1,380,195	$483,120	$-	$1,863,315
Intersegment sales	428	11,872	(12,300)	-
Total net sales	$1,380,623	$494,992	$(12,300)	$1,863,315

Depreciation and amortization	12,331	24,868	1,630	38,829
Income (Loss) from operations	82,290	57,635	(17,539)	122,386
Reconciling items to net income
Interest expense				22,165
Other, net				1,759
Income tax expense				37,532
Net income				$60,930
Assets	$342,015	$422,322	$163,109	$927,446

b.	Customer Concentration

The Company is subject to a concentration of risk as the five largest customers together accounted for approximately 24%, 25% and 20% of the Company’s aggregate net sales in 2016, 2015 and 2014, respectively. In addition, for each of the last three years there were no customers whose revenue individually represented 10% or more of the Company’s aggregate net sales. International sales, primarily to Canadian customers, accounted for less than 10% in each of the last three years.

c.	Product Information

The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Commercial	Diversified
Year ended December 31,	Trailer Products	Products	Eliminations	Consolidated
2016	$	$	$	$	%
New trailers	1,421,586	129,639	(89)	1,551,136	84.1
Used trailers	11,998	3,176	-	15,174	0.8
Components, parts and service	56,191	111,519	(12,955)	154,755	8.4
Equipment and other	16,335	108,070	(26)	124,379	6.7
Total net external sales	1,506,110	352,404	(13,070)	1,845,444	100.0

	Commercial	Diversified
	Trailer Products	Products	Eliminations	Consolidated
2015	$	$	$	$	%
New trailers	1,474,201	218,028	-	1,692,229	83.5
Used trailers	31,022	4,558	-	35,580	1.8
Components, parts and service	60,482	119,696	(11,628)	168,550	8.3
Equipment and other	16,536	114,645	(51)	131,130	6.4
Total net external sales	1,582,241	456,927	(11,679)	2,027,489	100.0

	Commercial	Diversified
	Trailer Products	Products	Eliminations	Consolidated
2014	$	$	$	$	%
New trailers	1,267,610	226,215	-	1,493,825	80.2
Used trailers	41,027	4,088	-	45,115	2.4
Components, parts and service	55,429	127,460	(12,300)	170,589	9.2
Equipment and other	16,557	137,229	-	153,786	8.2
Total net external sales	1,380,623	494,992	(12,300)	1,863,315	100.0

13.	CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal years 2016, 2015 and 2014 (dollars in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2016
Net sales	$447,676	$471,439	$464,272	$462,057
Gross profit	79,526	91,064	83,459	71,485
Net income	27,523	35,532	33,378	23,000
Basic net income per share(1)	0.42	0.55	0.52	0.37
Diluted net income per share(1)	0.42	0.53	0.51	0.36
2015
Net sales	$437,597	$514,831	$531,350	$543,711
Gross profit	57,197	72,405	86,022	87,819
Net income	10,474	28,649	31,880	33,286
Basic net income per share(1)	0.15	0.42	0.48	0.50
Diluted net income per share(1)	0.15	0.41	0.47	0.50
2014
Net sales	$358,120	$486,021	$491,697	$527,477
Gross profit	46,672	61,613	61,628	62,721
Net income	7,296	16,239	18,307	19,088
Basic net income per share(1)	0.11	0.23	0.26	0.28
Diluted net income per share(1)	0.10	0.23	0.25	0.27

(1)	Basic and diluted net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may differ from annual net income per share due to rounding.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, including those procedures described below, we, including our Chief Executive Officer and our Chief Financial Officer, determined that those controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of fiscal 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on this assessment, management has concluded that internal control over financial reporting is effective as of December 31, 2016.

Ernst & Young LLP, an Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2016, and its report on internal controls over financial reporting as of December 31, 2016 appears on the following page.

Richard J. Giromini	Chief Executive Officer
Jeffery L. Taylor	Senior Vice President and Chief Financial Officer

February 27, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Wabash National Corporation:

We have audited Wabash National Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Wabash National Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Wabash National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wabash National Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

February 27, 2017

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—EXECUTIVE OFFICERS OF THE REGISTRANT

The Company hereby incorporates by reference the information contained under the heading “Executive Officers of Wabash National Corporation” from Item 1 Part I of this Annual Report.

The Company hereby incorporates by reference the information contained under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” or “Election of Directors” from its definitive Proxy Statement to be delivered to stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2017 Annual Meeting of Stockholders to be held May 18, 2017.

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

ITEM 11—EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the information contained under the headings “Executive Compensation" and “Director Compensation” from its definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2017 Annual Meeting of Stockholders to be held May 18, 2017.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company hereby incorporates by reference the information contained under the headings "Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” from its definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2017 Annual Meeting of Stockholders to be held on May 18, 2017.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company hereby incorporates by reference the information contained under the headings “Election of Directors” and “Related Persons Transactions Policy” from its definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2017 Annual Meeting of Stockholders to be held on May 18, 2017.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of this form and the audit committee’s pre-approval policies and procedures regarding the engagement of the principal accountant are incorporated herein by reference to the information contained under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” from the Company’s definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2017 Annual Meeting of Stockholders to be held on May 18, 2017.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements: The Company has included all required financial statements in Item 8 of this Annual Report. The financial statement schedules have been omitted as they are not applicable or the required information is included in the Notes to the consolidated financial statements.

(b)	Exhibits: The following exhibits are filed with this Annual Report or incorporated herein by reference to the document set forth next to the exhibit listed below:

2.01	Purchase and Sale Agreement by and among the Company, Walker Group Holdings LLC and Walker Group Holdings LLC dated as of March 26, 2012 (14)
3.01	Amended and Restated Certificate of Incorporation of the Company, as amended (11)
3.02	Amended and Restated Bylaws of the Company, as amended (10)
4.01	Specimen Stock Certificate (1)
4.02	Indenture, dated April 23, 2012 between the Company and Wells Fargo Bank, National Association, as trustee (15)
4.03	Supplemental Indenture, dated April 23, 2012 between the Company and Wells Fargo Bank, National Association, as trustee (15)
10.01#	Executive Employment Agreement dated June 28, 2002 between the Company and Richard J. Giromini (2)
10.02	Asset Purchase Agreement dated July 22, 2003 (3)
10.03	Amendment No. 1 to the Asset Purchase Agreement dated September 19, 2003 (3)
10.05#	Corporate Plan for Retirement – Executive Plan (4)
10.06#	Amendment to Executive Employment Agreement dated January 1, 2007 between the Company and Richard J. Giromini (6)
10.07#	Form of Non-Qualified Stock Option Agreement under the 2007 Omnibus Incentive Plan (7)
10.08#	2007 Omnibus Incentive Plan, as amended (8)
10.09#	2011 Omnibus Incentive Plan (12)
10.10#	Change in Control Severance Pay Plan (13)
10.11#	Wabash National Corporation Executive Severance Plan (5)
10.12	Amended and Restated Credit Agreement, dated May 8, 2012, by and among Wabash National Corporation, certain of its subsidiaries identified on the signature page thereto, Wells Fargo Capital Finance, LLC as joint lead arranger, joint bookrunner and administrative agent, RBS Citizens Business Capital, a division of RBS Citizens, N.A., as joint lead arranger, joint bookrunner and syndication agent, BMO Harris Bank, N.A., as documentation agent, and the other lenders and agents therein (16)
10.13	Amended and Restated General Continuing Guaranty, dated as of May 8, 2012, by each subsidiary of Wabash National Corporation party thereto in favor of Wells Fargo Capital Finance, LLC, as administrative agent for the secured parties under the Amended and Restated Credit Agreement, dated May 8, 2012 (16)
10.14	Credit Agreement dated as of May 8, 2012, among the Wabash National Corporation, the several lender from time to time party thereto Morgan Stanley Senior Funding, Inc., as administrative agent, joint lead arranger and joint bookrunner, and Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunner (16)
10.15	Amendment No. 1 to Credit Agreement, dated April 25, 2013, among Wabash National Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent, and each lender party thereto (17)
10.16	Amendment No. 2 to Credit Agreement, dated March 19, 2015, among Wabash National Corporation, Morgan Stanley Senior Funding, Inc. and each lender party thereto (18)
10.17	Amendment No. 3 to Credit Agreement, dated February 24, 2017, among Wabash National Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent, and each lender party thereto. (19)
10.18	General Continuing Guarantee, dated as of May 8, 2012, by each subsidiary of Wabash National Corporation party thereto in favor of Morgan Stanley Senior Funding, Inc., as administrative agent for the secured parties under the Credit Agreement, dated May 8, 2012 (16)
10.19	Joinder and First Amendment to Amended and Restated Credit Agreement, First Amendment to Amended and Restated Security Agreement and First Amendment to Amended and Restated Guaranty Agreement dated June 4, 2015 by and among Wabash National Corporation, certain of its subsidiaries designated as Loan Parties (as defined in the Amendment), Wells Fargo Capital Finance, LLC, as arranger and administrative agent, PNC National Bank National Association, and the other Lenders party thereto (9)
21.01	List of Significant Subsidiaries (20)

23.01	Consent of Ernst & Young LLP (20)
31.01	Certification of Principal Executive Officer (20)
31.02	Certification of Principal Financial Officer (20)
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (20)
101	Interactive Data File Pursuant to Rule 405 of Regulation S-T

#	Management contract or compensatory plan
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to the Registrant’s registration statement on Form S-3 (Registration No. 333-27317) filed on May 16, 1997
(2)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (File No. 1-10883)
(3)	Incorporated by reference to the Registrant’s Form 8-K filed on September 29, 2003 (File No. 1-10883)
(4)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2005 (File No. 1-10883)
(5)	Incorporated by reference to the Registrant’s Form 8-K filed on December 16, 2015 (File No. 1-10883)
(6)	Incorporated by reference to the Registrant’s Form 8-K filed on January 8, 2007 (File No. 1-10883)
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on May 24, 2007 (File No. 1-10883)
(8)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2007 (File No. 1-10883)
(9)	Incorporated by reference to the Registrant’s Form 8-K filed on June 10, 2015 (File No. 1-10883)
(10)	Incorporated by reference to the Registrant’s Form 8-K filed on August 4, 2009 (File No. 1-10883)
(11)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2011 (File No. 1-10883)
(12)	Incorporated by reference to the Registrant’s Form 8-K filed on May 25, 2011 (File No. 1-10883)
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on September 14, 2011 (File No. 1-10883)
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on March 27, 2012 (File No.001-10883)
(15)	Incorporated by reference to the Registrant’s Form 8-K filed on April 23, 2012 (File No.001-10883)
(16)	Incorporated by reference to the Registrant’s Form 8-K filed on May 14, 2012 (File No 001-10883)
(17)	Incorporated by reference to the Registrant’s Form 8-K filed on April 29, 2013 (File No 001-10883)
(18)	Incorporated by reference to the Registrant’s Form 8-K filed on March 23, 2015 (File No 001-10883)
(19)	Incorporated by reference to the Registrant’s Form 8-K filed on February 27, 2017 (File No 001-10883)
(20)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WABASH NATIONAL CORPORATION

February 27, 2017	By:	/s/ Jeffery L. Taylor
Jeffery L. Taylor
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date	Signature and Title

February 27, 2017	By:	/s/ Richard J. Giromini
Richard J. Giromini
Chief Executive Officer, Director
(Principal Executive Officer)

February 27, 2017	By:	/s/ Jeffery L. Taylor
Jeffery L. Taylor
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

February 27, 2017	By:	/s/ Brent L. Yeagy
Brent L. Yeagy
President and Chief Operating Officer, Director

February 27, 2017	By:	/s/ Martin C. Jischke
Dr. Martin C. Jischke
Chairman of the Board of Directors

February 27, 2017	By:	/s/ James D. Kelly
James D. Kelly
Director

February 27, 2017	By:	/s/ John E. Kunz
John E. Kunz
Director

February 27, 2017	By:	/s/ Larry J. Magee
Larry J. Magee
Director

February 27, 2017	By:	/s/ Ann D. Murtlow
Ann D. Murtlow
Director

February 27, 2017	By:	/s/ Scott K. Sorensen
Scott K. Sorensen
Director

