Form 10-Q
period 2017-03-31
WABASH NATIONAL CORP /DE
filed 2017-04-24
CIK 879526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017 OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of common stock outstanding at April 20, 2017 was 60,145,443.

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$211,215	$163,467
Accounts receivable	117,281	153,634
Inventories	190,220	139,953
Prepaid expenses and other	17,981	24,351
Total current assets	$536,697	$481,405

PROPERTY, PLANT AND EQUIPMENT	132,658	134,138

DEFERRED INCOME TAXES	20,343	20,343

GOODWILL	148,333	148,367

INTANGIBLE ASSETS	89,927	94,405

OTHER ASSETS	21,325	20,075
	$949,283	$898,733

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$49,584	$2,468
Current portion of capital lease obligations	424	494
Accounts payable	109,912	71,338
Other accrued liabilities	95,182	92,314
Total current liabilities	$255,102	$166,614

LONG-TERM DEBT	186,407	233,465

CAPITAL LEASE OBLIGATIONS	1,308	1,409

DEFERRED INCOME TAXES	486	499

OTHER NONCURRENT LIABILITIES	25,132	24,355

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 60,302,236 and 60,129,631 shares outstanding, respectively	736	725
Additional paid-in capital	649,242	640,883
Retained Earnings	19,824	3,591
Accumulated other comprehensive income	(2,369)	(2,847)
Treasury stock at cost, 13,368,199 and 12,474,109 common shares, respectively	(186,585)	(169,961)
Total stockholders' equity	$480,848	$472,391
	$949,283	$898,733

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

NET SALES	$362,716	$447,676

COST OF SALES	303,360	368,150

Gross profit	$59,356	$79,526

GENERAL AND ADMINISTRATIVE EXPENSES	18,418	19,392

SELLING EXPENSES	6,173	6,961

AMORTIZATION OF INTANGIBLES	4,501	4,988

Income from operations	$30,264	$48,185

OTHER INCOME (EXPENSE):
Interest expense	(2,990)	(4,095)
Other, net	1,333	(398)

Income before income taxes	$28,607	$43,692

INCOME TAX EXPENSE	8,434	16,168

Net income	$20,173	$27,524

DIVIDENDS DECLARED PER SHARE	$0.06	$-

BASIC NET INCOME PER SHARE	$0.34	$0.42

DILUTED NET INCOME PER SHARE	$0.32	$0.42

The accompanying notes are an integral part of these Condensed Consolidated Statements.

4

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

NET INCOME	$20,173	$27,524

Other comprehensive income (loss):
Foreign currency translation adjustment	478	(97)
Total other comprehensive income (loss)	478	(97)

COMPREHENSIVE INCOME	$20,651	$27,427

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Cash flows from operating activities
Net income	$20,173	$27,524
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,202	4,176
Amortization of intangibles	4,501	4,988
Net gain on the sale of assets	(2,456)	-
Deferred income taxes	(13)	7,595
Excess tax benefits from stock-based compensation	-	(1,090)
Loss on debt extinguishment	640	487
Stock-based compensation	2,963	2,470
Non-cash interest expense	520	948
Changes in operating assets and liabilities
Accounts receivable	36,353	(6,619)
Inventories	(51,692)	(41,227)
Prepaid expenses and other	5,214	(3,763)
Accounts payable and accrued liabilities	41,395	46,316
Other, net	428	1,099
Net cash provided by operating activities	$62,228	$42,904

Cash flows from investing activities
Capital expenditures	(3,173)	(2,976)
Proceeds from the sale of property, plant, and equipment	3,761	-
Other, net	1,218	-
Net cash provided by (used in) investing activities	$1,806	$(2,976)

Cash flows from financing activities
Proceeds from exercise of stock options	5,408	192
Excess tax benefits from stock-based compensation	-	1,090
Dividends paid	(3,893)	-
Borrowings under revolving credit facilities	152	175
Payments under revolving credit facilities	(152)	(175)
Principal payments under capital lease obligations	(171)	(225)
Proceeds from issuance of term loan credit facility	189,470	-
Principal payments under term loan credit facility	(189,944)	(482)
Principal payments under industrial revenue bond	(177)	(127)
Debt issuance costs paid	(354)	-
Stock repurchase	(16,625)	(8,757)
Convertible senior notes repurchase	-	(42,061)
Net cash used in financing activities	$(16,286)	$(50,370)

Net increase (decrease) in cash and cash equivalents	$47,748	$(10,442)
Cash and cash equivalents at beginning of period	163,467	178,853
Cash and cash equivalents at end of period	$211,215	$168,411

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements of Wabash National Corporation (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations and cash flows. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

2.	INVENTORIES

Inventories are stated at the lower of cost, determined either on the first-in, first-out or average cost method, or market. The cost of manufactured inventory includes raw materials, labor and overhead. Inventories consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Finished goods	$97,486	$57,297
Raw materials and components	60,269	53,388
Work in progress	20,929	18,422
Aftermarket parts	7,898	8,356
Used trailers	3,638	2,490
	$190,220	$139,953

3.	DEBT

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2017	2016
Convertible senior notes	$48,951	$48,951
Term loan credit agreement	188,996	189,470
Other debt	499	676
	$238,446	$239,097
Less: unamortized discount and fees	(2,455)	(3,164)
Less: current portion	(49,584)	(2,468)
	$186,407	$233,465

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

As of March 31, 2017, the Company determined that the Notes would be convertible during the calendar quarter ending June 30, 2017 based on the criteria in (A) above and, as a result, the Notes were classified as current within the Condensed Consolidated Balance Sheet. If the Notes outstanding at March 31, 2017 had been converted as of March 31, 2017, the if-converted value would exceed the principal amount by approximately $38 million. It is the Company’s intent to settle conversions in cash for both the principal portion and the excess of the conversion value over the principal portion.

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

During 2016 the Company executed multiple agreements with existing holders of the Notes to repurchase $82.0 million in principal of such Notes for $98.9 million, excluding accrued interest. Additionally, in December 2015, the Company acquired $19.0 million in principal for $22.9 million, excluding accrued interest. The Company recognized a loss on debt extinguishment of $0.5 million from the first quarter 2016 repurchase activity, which is included in Other, net on the Company’s Condensed Consolidated Statements of Operations.

The Company applies the treasury stock method in calculating the dilutive impact of the Notes. For the quarter ended March 31, 2017, the Notes had a dilutive impact.

The following table summarizes information about the equity and liability components of the Notes (dollars in thousands).

	March 31,	December 31,
	2017	2016
Principal amount of the Notes outstanding	$48,951	$48,951
Unamortized discount and fees of liability component	(1,789)	(2,183)
Net carrying amount of liability component	47,162	46,768
Less: current portion	(47,162)	-
Long-term debt	$-	$46,768
Carrying value of equity component, net of issuance costs	$(3,971)	$(3,971)
Remaining amortization period of discount on the liability component	1.1 years	1.3 years

Contractual coupon interest expense and accretion of discount and fees on the liability component for the Notes for the three month period ended March 31, 2017 and 2016 included in Interest Expense on the Company’s Condensed Consolidated Statements of Operations were as follow (in thousands):

	Three Months Ended March 31,
	2017	2016
Contractual coupon interest expense	$413	$908
Accretion of discount and fees on the liability component	$394	$808

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

As of March 31, 2017 the Company had no outstanding borrowings under the Credit Agreement and was in compliance with all covenants. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Credit Facility, amounted to $378.9 million as of March 31, 2017.

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

In April 2013, the Company entered into Amendment No. 1 to Credit Agreement (the “Amendment No. 1”), which became effective on May 9, 2013. As of the Amendment No. 1 date, there was $297.0 million of term loans outstanding under the Term Loan Credit Agreement (the “Initial Loans”), of which the Company paid $20.0 million in connection with Amendment No. 1. Under Amendment No. 1, the lenders agreed to provide to the Company term loans in an aggregate principal amount of $277.0 million, which were exchanged for and used to refinance the Initial Loans (the “Tranche B-1 Loans”).

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

For the three months ended March 31, 2017 and 2016, under the Term Loan Credit Agreement the Company paid interest of $2.0 million and $2.1 million, respectively, and principal of $0.5 million during each period. In connection with Amendment No. 3 the Company recognized a loss on debt extinguishment of $0.6 million during the first quarter of 2017 which was included in Other, net on the Company’s Condensed Consolidated Statements of Operations. As of March 31, 2017, the Company had $189.0 million outstanding under the Term Loan Credit Agreement, of which $1.9 million was classified as current on the Company’s Condensed Consolidated Balance Sheet.

For each three month period ended March 31, 2017 and 2016, the Company incurred charges of less than $0.1 million for amortization of fees and original issuance discount, which is included in Interest Expense in the Condensed Consolidated Statements of Operations.

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

The investments purchased by the Company (asset) include mutual funds, $2.4 million of which are classified as Level 1, and life-insurance contracts valued based on the performance of underlying mutual funds, $10.9 million of which are classified as Level 2.

Estimated Fair Value of Debt

The estimated fair value of debt at March 31, 2017 consists primarily of the Notes and borrowings under the Term Loan Credit Agreement (see Note 3). The fair value of the Notes, the Term Loan Credit Agreement and the Credit Facility are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Credit Facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings. All other debt and capital lease obligations approximate their fair value as determined by discounted cash flows and are classified as Level 3.

The Company’s carrying and estimated fair value of debt at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017				December 31, 2016
	Carrying	Fair Value			Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Instrument
Convertible senior notes	$47,162	$-	$88,685	$-	$46,768	$-	$69,721	$-
Term loan credit agreement	188,374	-	189,941	-	188,540	-	189,470	-
Other debt	482	-	-	482	653	-	-	653
Capital lease obligations	1,705	-	-	1,705	1,875	-	-	1,875
	$237,723	$-	$278,626	$2,187	$237,836	$-	$259,191	$2,528

5.	STOCK-BASED COMPENSATION

The Company recognizes all share-based payments based upon their fair value. The Company values stock option awards using a binomial option-pricing model, which incorporates various assumptions including expected volatility, expected term, dividend yield and risk-free interest rates. The expected volatility is based upon the Company’s historical experience. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate utilized for periods throughout the contractual life of the options are based upon U.S. Treasury security yields at the time of grant. The Company grants restricted stock units subject to service, performance and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance based units is based on the market price of a share of underlying common stock at the date of grant. The fair value of the market based units is based on a lattice valuation model. The amount of compensation costs related to stock options, restricted stock units and performance units not yet recognized was $21.1 million at March 31, 2017 for which the expense will be recognized through 2020.

6.	CONTINGENCIES

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, and is periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations"). As of March 31, 2017, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

The Company has recorded liabilities for certain of its outstanding legal proceedings and governmental examinations. A liability is accrued when it is both (a) probable that a loss with respect to the legal proceeding has occurred and (b) the amount of loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal proceedings and governmental examinations that could cause an increase or decrease in the amount of the liability that has been previously accrued. These legal proceedings, as well as governmental examinations, involve various lines of business of the Company and a variety of claims (including common law tort, contract, antitrust and consumer protection claims), some of which present novel factual allegations and/or unique legal theories. While some matters pending against the Company specify the damages claimed by the plaintiff, many seek a not-yet-quantified amount of damages or are at very early stages of the legal process. Even when the amount of damages claimed against the Company are stated, the claimed amount may be exaggerated and/or unsupported. As a result, it is not currently possible to estimate a range of possible loss beyond previously accrued liabilities relating to some matters including those described below. Such previously accrued liabilities may not represent the Company's maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time and actual results may vary significantly from the currently accrued liabilities.

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

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil. On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damages amount was approximately R$26.7 million (Brazilian Reais), which was approximately $8.5 million U.S. dollars using the exchange rate as of March 31, 2017 and exclusive of any potentially court-imposed interest, fees or inflation adjustments. On October 5, 2016, the Court of Appeals re-heard all facts and legal questions presented in the case, and ruled in favor of the Company on all claims at issue. In doing so, the Court of Appeals dismissed all claims against the Company and vacated the judgment and damages previously ordered by the Fourth Civil Court of Curitiba. Unless BK appeals the ruling and a higher court finds in favor of BK on any of its claims, the judgment of the Court of Appeals is final. As a result of the Court of Appeals ruling, the Company does not expect that this proceeding will have a material adverse effect on its financial condition or results of operations; however, it will continue to monitor these legal proceedings in the event BK further appeals the ruling of the Court of Appeals.

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

Per share results have been calculated based on the average number of common shares outstanding. The calculation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Basic net income per share:
Net income applicable to common stockholders	$20,173	$27,524
Weighted average common shares outstanding	60,143	65,037
Basic net income per share	$0.34	$0.42

Diluted net income per share:
Net income applicable to common stockholders	$20,173	$27,524

Weighted average common shares outstanding	60,143	65,037
Dilutive shares from assumed conversion of convertible senior notes	1,683	-
Dilutive stock options and restricted stock	1,564	1,187
Diluted weighted average common shares outstanding	63,390	66,224
Diluted net income per share	$0.32	$0.42

Average diluted shares outstanding for the three month period ended March 31, 2016 excludes options to purchase 748 common shares, because the exercise prices were greater than the average market price of the common shares. The calculation of diluted net income per share for the three month period ended March 31, 2017 includes the impact of the Company’s Notes as the average stock price of the Company’s common stock during the period was above the initial conversion price of approximately $11.70 per share.

8.	INCOME TAXES

The Company recognized income tax expense of $8.4 million in the first three months of 2017 compared to $16.2 million for the same period in the prior year. The effective tax rate for the first three months of 2017 and 2016 were 29.5% and 37.0%, respectively. These effective tax rates differ from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes offset by the benefit of the U.S. Internal Revenue Code domestic manufacturing deduction and, in 2017, the recognition of excess tax benefits on stock-based compensation.

9.	OTHER ACCRUED LIABILITIES

The following table presents major components of Other Accrued Liabilities (in thousands):

	March 31,	December 31,
	2017	2016
Customer deposits	$24,921	$19,302
Warranty	19,796	20,520
Payroll and related taxes	18,336	26,793
Accrued taxes	12,119	6,400
Self-insurance	9,489	8,387
All other	10,521	10,912
	$95,182	$92,314

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	March 31,	March 31,
	2017	2016
Balance as of January 1	$20,520	$19,709
Provision for warranties issued in current year	1,179	1,640
(Recovery of) Provision for pre-existing warranties	(224)	1,682
Payments	(1,679)	(1,441)
Balance as of March 31	$19,796	$21,590

The Company offers a limited warranty for its products with a coverage period that ranges between one and five years, except that the coverage period for DuraPlate® trailer panels is ten years. The Company passes through component manufacturers’ warranties to our customers. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.

10.	SEGMENTS

a. Segment Reporting

During the second quarter of 2016, the Company realigned its reporting segments into two segments: Commercial Trailer Products and Diversified Products. As a result of the realignment, the businesses previously operating within the former retail segment are now reported under one of these two segments. The Commercial Trailer Products segment manufactures standard and customized van and platform trailers, truck bodies and other transportation related equipment to customers who purchase directly from the Company, through independent dealers or Company owned branch locations through which the Company offers additional service and support. The Diversified Products segment, comprised of four strategic business units including, Tank Trailer, Aviation & Truck Equipment, Process Systems and Composites, focuses on the Company’s commitment to expand its customer base, diversify its product offerings and revenues and extend its market leadership by leveraging its proprietary DuraPlate® panel technology, drawing on its core manufacturing expertise and making available products that are complementary to truck and tank trailers and transportation equipment.

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

	Commercial	Diversified	Corporate and
Three Months Ended March 31,	Trailer Products	Products	Eliminations	Consolidated
2017
Net Sales
External Customers	$274,750	$87,966	$-	$362,716
Intersegment Sales	39	1,944	(1,983)	-
Total Net Sales	$274,789	$89,910	$(1,983)	$362,716

Income (Loss) from operations	$33,392	$4,604	$(7,732)	$30,264
Assets	$323,001	$375,338	$250,944	$949,283

2016
Net Sales
External Customers	$364,031	$83,645	$-	$447,676
Intersegment Sales	9	2,644	(2,653)	-
Total Net Sales	$364,040	$86,289	$(2,653)	$447,676

Income (Loss) from operations	$50,257	$6,990	$(9,062)	$48,185
Assets	$386,598	$396,092	$192,980	$975,670

b. Product Information

The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Commercial	Diversified	Corporate and
	Trailer Products	Products	Eliminations	Consolidated
Three Months Ended March 31,	$	$	$	$	%
2017
New Trailers	257,190	30,695	-	287,885	79.4
Used Trailers	887	1,219	-	2,106	0.6
Components, parts and service	12,743	33,675	(1,983)	44,435	12.3
Equipment and other	3,969	24,321	-	28,290	7.7
Total net sales	274,789	89,910	(1,983)	362,716	100.0

2016
New Trailers	342,033	29,776	-	371,809	83.1
Used Trailers	3,852	901	-	4,753	1.1
Components, parts and service	14,203	27,388	(2,653)	38,938	8.7
Equipment and other	3,952	28,224	-	32,176	7.1
Total net sales	364,040	86,289	(2,653)	447,676	100.0

11.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue. Furthermore, the FASB issued additional amendments and technical corrections related to ASU 2014-09 during 2016, which are considered in our evaluation of this standard. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date of these standards will be the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company is currently developing an implementation plan to adopt this new standard and in the process of reviewing a majority of its revenue streams and the related performance obligations and pricing arrangements. In addition, the Company is also evaluating contractual terms, such as customer acceptance clauses, payment terms, shipping instructions, and timing of shipments, against the new standards to determine the impact on the Company’s financial statements. The Company is planning to use the modified retrospective method to transition to the new standard and is still evaluating the potential impact of the adoption on its financial statements and related disclosures. The Company expects to conclude this evaluation in 2017.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report of Wabash National Corporation (together with its subsidiaries, the “Company,” “Wabash,” “we” or “us”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forward-looking statements” include, but are not limited to, statements regarding:

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

Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. Each forward-looking statement contained in this Quarterly Report reflects our management’s view only as of the date on which that forward-looking statement was made. We are not obligated to update forward-looking statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, except as required by law.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended
	March 31,
	2017	2016
Net sales	100.0%	100.0%
Cost of sales	83.6	82.2
Gross profit	16.4	17.8
General and administrative expenses	5.1	4.3
Selling expenses	1.7	1.6
Amortization of intangibles	1.2	1.1
Income from operations	8.4	10.8
Interest expense	(0.8)	(0.9)
Other, net	0.3	(0.1)
Income before income taxes	7.9	9.8
Income tax expense	2.3	3.7
Net Income	5.6%	6.1%

For the three month period ended March 31, 2017, we recorded net sales of $362.7 million compared to $447.7 million in the prior year period. Net sales for the three month period ended March 31, 2017 decreased $85.0 million, or 19.0%, compared to the prior year period due to a decrease in new trailer shipments of approximately 3,600 units, or 24.8%. Gross profit margin decreased to 16.4% in the first quarter of 2017 compared to 17.8% in the prior year period driven by lower volumes and higher commodity costs. While 2017 will likely reflect a pullback in overall trailer demand from the levels achieved in 2016, we continue to be encouraged by the strong market demand within the dry and refrigerated trailer segment as well as the expectation that overall industry shipment and production levels will remain above replacement demand for the remainder of 2017 as many key structural and market drivers continue to support healthy demand for new trailers. In addition, we expect to continue our focused efforts to drive ongoing improvements throughout the business, deliver new opportunities to expand our customer base and focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

For the three month period ended March 31, 2017, selling, general and administrative expenses decreased $1.8 million as compared to the same period in 2016. This decrease is due to lower employee related costs, including employee incentive programs, information technology expenses and various other expenses such as advertising and promotions and travel. As a percentage of net sales, selling, general and administrative expenses increased to 6.8% in the first quarter of 2017 as compared to 5.9% in the prior year period.

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

Three Months Ended March 31, 2017

Net Sales

Net sales in the first quarter of 2017 decreased $85.0 million, or 19.0%, compared to the first quarter of 2016. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

		Three Months Ended March 31,
(prior to elimination of intersegment sales)			Change
	2017	2016	$	%
Sales by Segment
Commercial Trailer Products	$274,789	$364,040	$(89,251)	(24.5)
Diversified Products	89,910	86,289	3,621	4.2
Eliminations	(1,983)	(2,653)	670	(25.3)
Total	$362,716	$447,676	$(84,960)	(19.0)

New Trailers	(units)
Commercial Trailer Products	10,400	14,000	(3,600)	(25.7)
Diversified Products	500	500	-	-
Eliminations	-	-	-	-
Total	10,900	14,500	(3,600)	(24.8)

Used Trailers	(units)
Commercial Trailer Products	50	250	(200)	(80.0)
Diversified Products	50	50	-	-
Eliminations	-	-	-	-
Total	100	300	(200)	(66.7)

Commercial Trailer Products segment sales prior to the elimination of intersegment sales were $274.8 million for the first quarter of 2017, a decrease of $89.3 million, or 24.5%, compared to the first quarter of 2016. Trailers shipped during the first quarter of 2017 totaled 10,400 trailers compared to 14,000 trailers in the prior year period, a 25.7% decrease. The decrease in new trailer shipments as compared to the prior year period, primarily due to lower overall industry demand and timing of customer deliveries, resulted in $84.8 million decrease in sales. Used trailer sales decreased $3.0 million, or 77.0%, compared to the previous year period primarily due to a 200 unit decrease in used trailer shipments in the first quarter of 2017 compared to the prior year period.

Diversified Products segment sales prior to the elimination of intersegment sales were $89.9 million for the first quarter of 2017, an increase of $3.6 million, or 4.2%, compared to the first quarter of 2016. New trailer sales increased $0.9 million, or 3.1%, from the prior year period driven by improved pricing and product mix as new trailer shipments for the first quarters of both 2017 and 2016 totaled 500 units. Sales of our composite and parts product offerings increased $6.8 million, or 29.8%, as compared to the previous year period due to increased demand. Equipment sales decreased $4.4 million, or 16.5%, compared to the prior year period as a result of lower demand for our non-trailer truck mounted equipment and other engineered products.

Gross Profit

Gross profit was $59.4 million in the first quarter of 2017, a decrease of $20.2 million from the prior year period. Gross profit as a percentage of sales was 16.4% for the current quarter and 17.8% for the same period in 2016. Gross profit by segment was as follows (dollars in thousands):

		Three Months Ended March 31,
			Change
	2017	2016	$	%
Gross Profit by Segment
Commercial Trailer Products	$42,127	$60,396	$(18,269)	(30.2)
Diversified Products	17,593	20,210	(2,617)	(12.9)
Corporate	(364)	(1,080)	716
Total	$59,356	$79,526	$(20,170)	(25.4)

Commercial Trailer Products segment gross profit was $42.1 million for the first quarter of 2017 compared to $60.4 million for the first quarter of 2016. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 15.3% in the first quarter of 2017 compared to 16.6% in the same period in 2016. The decreases in gross profit and gross profit margin as compared to the prior year period were primarily driven by the decreases in new trailer shipments during the quarter as well as higher commodity costs.

Diversified Products segment gross profit was $17.6 million for the first quarter of 2017 compared to $20.2 million in the same quarter of 2016. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 19.6% in the first quarter of 2017 compared to 23.4% in the same period in 2016. The decrease in gross profit margin as compared to the prior year period was primarily driven by an unfavorable product mix, higher commodity costs as well as lower volume for our non-trailer truck-mounted equipment and other engineered products.

General and Administrative Expenses

General and administrative expenses for the first quarter of 2017 decreased $1.0 million, or 5.0%, from the prior year period as a result of a $0.1 million decrease in employee related costs, including employee incentive programs, a decrease in information technology expenses totaling $0.7 million, and various other expenses totaling $0.2 million. As a percentage of sales, general and administrative expenses were 5.1% for the current quarter as compared to 4.3% for the first quarter of 2016.

Selling Expenses

Selling expenses were $6.2 million in the first quarter of 2017, a decrease of $0.8 million, or 11.3%, compared to the prior year period as a result of a $0.4 million decrease in salaries and employee related costs, including employee incentive programs, as well as a $0.4 million decrease in advertising and promotional efforts and travel expenses. As a percentage of net sales, selling expenses were 1.7% for the first quarter of 2017, up slightly from 1.6% for the first quarter of 2016.

Amortization of Intangibles

Amortization of intangibles was $4.5 million for the first quarter of 2017 compared to $5.0 million in the prior year period. Amortization of intangibles for both periods primarily includes amortization expense recognized for intangible assets recorded from the acquisition of Walker in May 2012 and the acquisition of certain assets of Beall in February 2013.

Other Income (Expense)

Interest expense for the first quarter of 2017 totaled $3.0 million compared to $4.1 million in the first quarter of 2016. Interest expense for both periods was primarily related to interest and non-cash accretion charges on our Convertible Senior Notes and Term Loan Credit Agreement. The decrease from the previous year period was primarily due to Convertible Senior Notes repurchases completed in first and fourth quarters of 2016.

Other, net for the first quarter of 2017 represented income of $1.3 million as compared to an expense of $0.4 million for the prior year period. The income in the current year period was primarily due to the gain on the sale of certain former retail branch assets offset by a loss on debt extinguishment in connection with the refinancing of our Term Loan Credit Agreement. The prior year period primarily consists of loss on early extinguishment of debt of $0.5 million related to the Convertible Senior Notes repurchase in February 2016.

Income Taxes

We recognized income tax expense of $8.4 million in the first three months of 2017 compared to $16.2 million for the same period in the prior year. The effective tax rate for the first three months of 2017 and 2016 were 29.5% and 37.0%, respectively. These effective tax rates differ from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes offset by the benefit of the U.S. Internal Revenue Code domestic manufacturing deduction and, in 2017, the recognition of excess tax benefits on stock-based compensation.

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of debt and equity. As of March 31, 2017, our debt to equity ratio was approximately 0.5:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of maintaining strong liquidity, deleveraging our balance sheet, investing in the business, both organically and strategically, and returning capital to our shareholders. In the first quarter of 2017, we reinstated a dividend program by which we pay a regular quarterly cash dividend to the stockholders of our common stock and the holders of our Convertible Senior Notes due 2018. For the remainder of 2017, we expect to continue our commitment to fund our working capital requirements and capital expenditures while also returning capital to our shareholders and deleveraging our balance sheet through cash flows from operations as well as available borrowings under our existing Credit Agreement (as defined below).

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

As of March 31, 2017, we determined that the Notes would be convertible during the calendar quarter ending June 30, 2017 based on the criteria in (A) above and, as a result, the Notes were classified as current within the Condensed Consolidated Balance Sheet. If the Notes outstanding at March 31, 2017 had been converted as of March 31, 2017, the if-converted value would exceed the principal amount by approximately $38 million. It is our intent to settle conversions in cash for both the principal portion and the excess of the conversion value over the principal portion.

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

During 2016 we executed multiple agreements with existing holders of the Notes to repurchase $82.0 million in principal of such Notes for $98.9 million, excluding accrued interest. Additionally, in December 2015, we acquired $19.0 million in principal for $22.9 million, excluding accrued interest. The Company recognized a loss on debt extinguishment of $0.5 million from the first quarter 2016 repurchase activity, which is included in Other, net on the Condensed Consolidated Statements of Operations.

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

As of March 31, 2017, we were in compliance with all covenants of the Credit Agreement.

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

For the three months ended March 31, 2017 and 2016, under the Term Loan Credit Agreement we paid interest of $2.0 million and $2.1 million, respectively, and principal of $0.5 million during each period. We recognized a loss on debt extinguishment of $0.6 million during the first quarter of 2017 in connection with Amendment No. 3, which was included in Other, net on the Company’s Condensed Consolidated Statements of Operations. As of March 31, 2017, we had $189.0 million outstanding under the Term Loan Credit Agreement, of which $1.9 million was classified as current on the Condensed Consolidated Balance Sheet.

For each three month period ended March 31, 2017 and 2016 we incurred charges of less than $0.1 million for amortization of fees and original issuance discount, which is included in Interest Expense in the Condensed Consolidated Statements of Operations.

Cash Flow

Cash provided by operating activities for the first three months of 2017 totaled $62.2 million, compared to $42.9 million during the same period in 2016. Cash provided by operations during the current year period was the result of net income adjusted for various non-cash activities including depreciation, amortization, deferred income taxes, stock-based compensation, non-cash interest expense, loss on debt extinguishment, and a $31.7 million decrease in working capital. Decreases in working capital for the current year period can be attributed primarily to lower accounts receivable from strong customer collections and increases in accounts payable and accrued liabilities offset by an increase in finished goods inventory. Changes in key working capital accounts for the first three months of 2017 as compared to the same period in 2016 are summarized below (in millions):

Source (Use) of cash:	2017	2016	Change
Accounts receivable	$36,353	$(6,619)	$42,972
Inventories	(51,692)	(41,227)	(10,465)
Accounts payable and accrued liabilities	41,395	46,317	(4,922)
Net source (use) of cash	26,056	(1,529)	27,585

Accounts receivable decreased by $36.4 million in the first three months of 2017 as compared to an increase of $6.6 million in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 29 days in 2017 as compared to 32 days in the same period in 2016. The decrease in accounts receivable during the first three months of 2017 was primarily due to strong customer collections during the quarter. Inventory increased by $51.7 million during the first three months of 2017 as compared to an increase of $41.2 million in the 2016 period. The increase in inventory for the 2017 period was primarily due to higher finished goods inventory resulting from production levels exceeding shipments for the first three months of 2017. Our inventory turns, a measure of working capital efficiency that measures how quickly inventory turns per year, was approximately ten times in the 2017 period compared to approximately eight times in the 2016 period. Accounts payable and accrued liabilities increased by $41.4 million in 2017 compared to an increase of $46.3 million for the same period in 2016. The increase during the first three months of 2017 was primarily due to continued strong production levels and purchasing activities required to meet current demand. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 33 days in 2017 as compared to 30 days in the same period in 2016.

Investing activities provided $1.8 million during the first three months of 2017, and used $3.0 million in the same period in 2016. Investing activities for the first three months of 2017 include proceeds from the sale of certain former branch location assets totaling $4.9 million offset by capital expenditures of $3.2 million.

Financing activities used $16.3 million during the first three months of 2017 as compared to $50.4 million used in the same period in 2016. Cash used in financing activities during the current year period primarily relates to common stock repurchases through our share repurchase program of $16.6 million and cash dividends paid to our shareholders and holders of our Notes of $3.9 million offset by proceeds from the exercise of stock options of $5.4 million. Cash used in financing activities in the first three months of 2016 primarily relates to the repurchase of Notes totaling $42.1 million and common stock repurchases through our share repurchase program of $6.3 million.

As of March 31, 2017, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $378.9 million, representing an increase of $41.1 million compared to March 31, 2016 and an increase of $31.0 million compared to December 31, 2016. Total debt and capital lease obligations amounted to $237.7 million as of March 31, 2017. As we continue to see a strong demand environment within the trailer industry and excellence in operational performance across both of our business segments, we believe our liquidity is adequate to fund our currently planned operations, working capital needs and capital expenditures for the remainder of 2017.

Capital Expenditures

Capital spending amounted to $3.2 million for the first three months of 2017 and is anticipated to be in the range of $30 million to $35 million for 2017. Capital spending for 2017 has been and is expected to continue to be primarily utilized to support growth, productivity improvements and environmental, health and safety initiatives within our facilities.

Off-Balance Sheet Transactions

As of March 31, 2017, we had approximately $6.0 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter ended March 31, 2017.

Contractual Obligations and Commercial Commitments

A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of March 31, 2017 for the remaining nine months of 2017 and the calendar years thereafter are as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
DEBT:
Revolving Facility (due 2020)	$-	$-	$-	$-	$-	$-	$-
Convertible Senior Notes (due 2018)	-	48,951	-	-	-	-	48,951
Term Loan Credit Facility (due 2022)	1,421	1,895	1,895	1,895	1,895	179,997	188,998
Other Debt	407	92	-	-	-	-	499
Capital Leases (including principal and interest)	409	461	361	361	361	30	1,983
TOTAL DEBT	$2,237	$51,399	$2,256	$2,256	$2,256	$180,027	$240,431

OTHER:
Operating Leases	$2,272	$2,037	$1,037	$382	$303	$-	$6,031
TOTAL OTHER	$2,272	$2,037	$1,037	$382	$303	$-	$6,031

OTHER COMMERCIAL COMMITMENTS:
Letters of Credit	$5,433	$-	$-	$-	$-	$-	$5,433
Raw Material Purchase Commitments	47,871	-	-	-	-	-	47,871
TOTAL OTHER COMMERCIAL COMMITMENTS	$53,304	$-	$-	$-	$-	$-	$53,304

TOTAL OBLIGATIONS	$57,813	$53,436	$3,293	$2,638	$2,559	$180,027	$299,766

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

Scheduled payments for our Notes exclude interest payments. The Notes bear interest at the rate of 3.375% per annum from the date of issuance, payable semi-annually on May 1 and November 1.

Scheduled payments for our Term Loan Credit Agreement, as amended, exclude interest payments as rates are variable. Borrowings under the Term Loan Credit Agreement, as amended, bear interest at a variable rate, at our election, equal to (i) LIBOR (subject to a floor of 0.00%) plus a margin of 2.75% or (ii) a base rate plus a margin of 1.75%. The Term Loan Credit Agreement matures in March 2022, but provides for an accelerated maturity in the event our outstanding Notes are not converted, redeemed, repurchased or refinanced in full on or before the date that is 91 days prior to the maturity date thereof and we are not then maintaining, and continue to maintain until the Notes are converted, redeemed, repurchased or refinanced in full, liquidity of at least $125 million.

Capital leases represent future minimum lease payments including interest. Operating leases represent the total future minimum lease payments.

We have standby letters of credit totaling $5.4 million issued in connection with workers compensation claims and surety bonds.

We have $47.9 million in purchase commitments through December 2017 for various raw material commodities, including aluminum, steel and nickel as well as other raw material components which are within normal production requirements.

Backlog

Orders that have been confirmed by customers in writing and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was approximately $863 million at March 31, 2017 compared to $802 million at December 31, 2016 and $1,130 million at March 31, 2016. We expect to complete the majority of our existing backlog orders within the next 12 months.

OUTLOOK

The demand environment for trailers remained strong through the first three months of 2017, as evidenced by our strong backlog, a trailer demand forecast by industry forecasters above replacement demand levels for the next several years, and our ability to maintain strong margins. Recent estimates from industry analysts, ACT Research Company (“ACT”) and FTR Associates (“FTR”), forecast demand for 2017 and beyond to remain healthy. ACT currently estimates demand to be approximately 275,000 trailers for 2017, representing a decrease of 4.0% as compared to 2016, and forecasting continued demand levels to be above replacement demand into the foreseeable future with estimated demand for 2018 to be approximately 259,000 and annual average demand for the four year period ending 2022 to be approximately 261,000 new trailers. FTR anticipates new trailer production to be approximately 269,000 new trailers in 2017, representing a decrease of 4.7% as compared to 2016 as well as projecting an increase in 2018 with production totaling 285,000 trailers. In spite of a strong forecasted demand environment, there remain downside risks relating to issues with both the domestic and global economies, including the housing, energy and construction-related markets in the U.S.

Other potential risks we face for the remainder of 2017 and into 2018 will primarily relate to our ability to effectively manage our manufacturing operations as well as the cost and supply of raw materials, commodities and components. Significant increases in the cost of certain commodities, raw materials or components could have an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions aluminum extrusions and specialty steel coil. At the current and expected demand levels, there may be shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products.

We believe we remain well-positioned for long-term success in the trailer industry because: (1) our core customers are among the dominant participants in the trucking industry; (2) our DuraPlate® and other industry leading brand trailers continue to have increased market acceptance; (3) our focus is on developing solutions that reduce our customers’ trailer maintenance and operating costs providing the best overall value; and (4) our presence throughout North America utilizing both our extensive independent dealer network in addition to the Company-owned branch locations to market and sell our products.

Based on the published industry demand forecasts, customer feedback regarding their current requirements, our existing backlog of orders and our continued efforts to be selective in our order acceptance to ensure we obtain appropriate value for our products, we have increased 2017 total unit shipment guidance to be in the 52,000 to 56,000 range, which reflects trailer volumes 8% to 15% lower than 2016 demand levels and is slightly more than the decrease in demand as projected by industry forecasters for the overall trailer market. Combining our expectations that trailer demand will remain historically strong throughout the year and our focus on continued productivity and cost optimization initiatives through all of our businesses, we expect to see strong operational performance throughout the remainder of 2017.

We believe our corporate strategy to continue our transformation into a diversified industrial manufacturer will provide us the opportunity to address new markets, enhance our financial profile and reduce the impact of cyclicality within our business. While demand for some of these products is dependent on the development of new products, customer acceptance of our product solutions and the general expansion of our customer base and distribution channels, we remain committed to enhancing and diversifying our business model through the organic and strategic initiatives. Through our two operating segments we offer a wide array of products and customer-specific solutions that we believe provide a good foundation for achieving these goals. In addition, we have been and will continue to focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have included a summary of our Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the summary provided in that report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices, interest rates and foreign exchange rates. The following discussion provides additional detail regarding our exposure to these risks.

Commodity Prices

We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper and polyethylene. Given the volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers. As of March 31, 2017, we had $47.9 million in raw material purchase commitments through December 2017 for materials that will be used in the production process, as compared to $57.8 million as of December 31, 2016. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.

Interest Rates

As of March 31, 2017, we had no floating rate debt outstanding under our Credit Facility. During the three month period ended March 31, 2017, we maintained an average floating rate borrowing level of less than $0.1 million under our Credit Facility. In addition, as of March 31, 2017, we had outstanding borrowings under our Term Loan Credit Agreement, as amended, totaling $189.0 million that bear interest at a floating rate. Based on the average borrowings under our Credit Facility and the outstanding indebtedness under our Term Loan Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of $1.9 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates or the potential managerial action taken in response to these changes.

Foreign Exchange Rates

We are subject to fluctuations in the British pound sterling and Mexican peso exchange rates that impact transactions with our foreign subsidiaries, as well as U.S. denominated transactions between these foreign subsidiaries and unrelated parties. A five percent change in the British pound sterling or Mexican peso exchange rates would have an immaterial impact on our results of operations. We do not hold or issue derivative financial instruments for speculative purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2017.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal year 2017 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016. See also Note 6, “Contingencies,” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2016, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Annual Report on Form 10-K, and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Our Equity Securities

On February 24, 2017, our Board of Directors approved an increase to our share repurchase program authorizing management to repurchase an additional $100 million of our common stock over a two year period. This authorization is an increase to the existing $100 million repurchase program approved in February 2016, of which approximately $15 million remained available as of February 23, 2017. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts that management deems appropriate. For the quarter ended March 31, 2017, we repurchased a total of 691,698 shares pursuant to our repurchase program. Additionally, during this period there were 202,392 shares repurchased to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
January 2017	434,423	$16.45	434,423	$15.8
February 2017	227,837	$20.61	27,300	$115.3
March 2017	231,830	$20.63	229,975	$110.5
Total	894,090	$18.59	691,698	$110.5

ITEM 6.	EXHIBITS

(a)	Exhibits:
10.1	Amendment No. 3 to Credit Agreement, dated February 24, 2017, among Wabash National Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent, and each lender party thereto (incorporated by reference to the Registrant’s Form 8-K filed on February 27, 2017 (File No. 1-10883))

31.01	Certification of Principal Executive Officer
31.02	Certification of Principal Financial Officer

32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101	Interactive Data File Pursuant to Rule 405 of Regulation S-T

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: April 24, 2017	By:	/s/ Jeffery L. Taylor
Jeffery L. Taylor
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

