Form 10-Q
period 2017-06-30
WABASH NATIONAL CORP /DE
filed 2017-07-25
CIK 879526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017 OR
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

Yes ☐ No ☒

The number of shares of common stock outstanding at July 20, 2017 was 59,015,256.

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$178,633	$163,467
Accounts receivable	122,978	153,634
Inventories	199,276	139,953
Prepaid expenses and other	19,198	24,351
Total current assets	$520,085	$481,405

PROPERTY, PLANT AND EQUIPMENT	136,299	134,138

DEFERRED INCOME TAXES	20,285	20,343

GOODWILL	148,268	148,367

INTANGIBLE ASSETS	85,909	94,405

OTHER ASSETS	21,565	20,075
	$932,411	$898,733

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$45,822	$2,468
Current portion of capital lease obligations	427	494
Accounts payable	109,595	71,338
Other accrued liabilities	89,355	92,314
Total current liabilities	$245,199	$166,614

LONG-TERM DEBT	186,098	233,465

CAPITAL LEASE OBLIGATIONS	1,172	1,409

DEFERRED INCOME TAXES	486	499

OTHER NONCURRENT LIABILITIES	26,006	24,355

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 59,128,658 and 60,129,631 shares outstanding, respectively	737	725
Additional paid-in capital	648,614	640,883
Retained earnings	38,930	3,591
Accumulated other comprehensive income (loss)	(2,076)	(2,847)
Treasury stock at cost, 14,612,321 and 12,474,109 common shares, respectively	(212,755)	(169,961)
Total stockholders' equity	$473,450	$472,391
	$932,411	$898,733

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016

NET SALES	$435,903	$471,438	$798,619	$919,114

COST OF SALES	368,225	380,374	671,584	748,524

Gross profit	$67,678	$91,064	$127,035	$170,590

GENERAL AND ADMINISTRATIVE EXPENSES	19,018	18,495	37,436	37,887

SELLING EXPENSES	5,897	7,045	12,070	14,006

AMORTIZATION OF INTANGIBLES	4,095	4,989	8,597	9,978

IMPAIRMENT OF GOODWILL	-	1,663	-	1,663

Income from operations	$38,668	$58,872	$68,932	$107,056

OTHER INCOME (EXPENSE):
Interest expense	(2,888)	(3,937)	(5,878)	(8,032)
Other, net	325	(207)	1,657	(604)

Income before income taxes	$36,105	$54,728	$64,711	$98,420

INCOME TAX EXPENSE	13,160	19,197	21,593	35,365

Net income	$22,945	$35,531	$43,118	$63,055

DIVIDENDS DECLARED PER SHARE	$0.06	$-	$0.12	$-

BASIC NET INCOME PER SHARE	$0.38	$0.55	$0.72	$0.97

DILUTED NET INCOME PER SHARE	$0.36	$0.53	$0.68	$0.95

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

NET INCOME	$22,945	$35,531	$43,118	$63,055

Other comprehensive income (loss):
Foreign currency translation adjustment	294	(559)	772	(656)
Total other comprehensive income (loss)	294	(559)	772	(656)

COMPREHENSIVE INCOME	$23,239	$34,972	$43,890	$62,399

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016

Cash flows from operating activities
Net income	$43,118	$63,055
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	8,412	8,173
Amortization of intangibles	8,597	9,978
Net (gain) loss on the sale of assets	(2,502)	17
Deferred income taxes	45	1,770
Excess tax benefits from stock-based compensation	-	(605)
Loss on debt extinguishment	764	487
Stock-based compensation	5,430	5,702
Imparment of goodwill	-	1,663
Non-cash interest expense	1,042	1,830
Changes in operating assets and liabilities
Accounts receivable	30,656	20,873
Inventories	(60,748)	(46,034)
Prepaid expenses and other	3,998	(16,911)
Accounts payable and accrued liabilities	35,285	25,154
Other, net	1,147	1,113
Net cash provided by operating activities	$75,244	$76,265

Cash flows from investing activities
Capital expenditures	(10,856)	(8,115)
Proceeds from the sale of property, plant, and equipment	3,736	17
Other, net	1,220	-
Net cash used in investing activities	$(5,900)	$(8,098)

Cash flows from financing activities
Proceeds from exercise of stock options	5,630	1,397
Excess tax benefits from stock-based compensation	-	605
Dividends paid	(7,767)	-
Borrowings under revolving credit facilities	371	316
Payments under revolving credit facilities	(371)	(316)
Principal payments under capital lease obligations	(303)	(443)
Proceeds from issuance of term loan credit facility	189,470	-
Principal payments under term loan credit facility	(190,418)	(964)
Principal payments under industrial revenue bond	(311)	(256)
Debt issuance costs paid	(354)	-
Stock repurchase	(42,794)	(17,698)
Convertible senior notes repurchase	(7,331)	(42,061)
Net cash used in financing activities	$(54,178)	$(59,420)

Net increase in cash and cash equivalents	$15,166	$8,747
Cash and cash equivalents at beginning of period	163,467	178,853
Cash and cash equivalents at end of period	$178,633	$187,600

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

Inventories are stated at the lower of cost, determined either on the first-in, first-out or average cost method, or market. The cost of manufactured inventory includes raw materials, labor and overhead. Inventories consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Finished goods	$102,238	$57,297
Raw materials and components	56,922	53,388
Work in progress	25,177	18,422
Used trailers	7,541	2,490
Aftermarket parts	7,398	8,356
	$199,276	$139,953

3.	DEBT

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2017	2016
Convertible senior notes	$44,938	$48,951
Term loan credit agreement	188,522	189,470
Other debt	365	676
	$233,825	$239,097
Less: unamortized discount and fees	(1,905)	(3,164)
Less: current portion	(45,822)	(2,468)
	$186,098	$233,465

Convertible Senior Notes

In April 2012, the Company issued Convertible Senior Notes due 2018 (the “Notes”) with an aggregate principal amount of $150 million in a public offering. The Notes bear interest at a rate of 3.375% per annum from the date of issuance, payable semi-annually on May 1 and November 1, and mature on May 1, 2018. The Notes are senior unsecured obligations of the Company ranking equally with its existing and future senior unsecured debt. The Company used the net proceeds of $145.1 million from the sale of the Notes to fund a portion of the purchase price of the acquisition of Walker Group Holdings (“Walker”) in May 2012.

The Notes are convertible by their holders into cash, shares of the Company’s common stock or any combination thereof at the Company’s election, at an initial conversion rate of 85.4372 shares of the Company’s common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events as described in the indenture for the Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date.

As of June 30, 2017, the Company determined that the Notes would be convertible during the calendar quarter ending September 30, 2017 based on criteria in (A) above. If the Notes outstanding at June 30, 2017 had been converted as of June 30, 2017, the if-converted value would exceed the principal amount by approximately $39 million. It is the Company’s intent to settle conversions in cash for both the principal portion and the excess of the conversion value over the principal portion. The Notes mature on May 1, 2018 and are classified as current within the Condensed Consolidated Balance Sheet.

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

In the second quarter of 2017, the Company repurchased $4.0 million in principal of such Notes for $7.3 million, excluding accrued interest. Additionally, in 2016 the Company acquired $82.0 million in principal for $98.9 million, excluding accrued interest. For the six months ended June 30, 2017 and 2016, the Company recognized a loss on debt extinguishment of $0.1 million and $0.5 million, respectively, for repurchase activity, which is included in Other, net on the Company’s Condensed Consolidated Statements of Operations.

The Company applies the treasury stock method in calculating the dilutive impact of the Notes. For the quarter ended June 30, 2017, the Notes had a dilutive impact.

The following table summarizes information about the equity and liability components of the Notes (dollars in thousands).

	June 30,	December 31,
	2017	2016
Principal amount of the Notes outstanding	$44,938	$48,951
Unamortized discount and fees of liability component	(1,396)	(2,183)
Net carrying amount of liability component	43,542	46,768
Less: current portion	(43,542)	-
Long-term debt	$-	$46,768
Carrying value of equity component, net of issuance costs	$(7,289)	$(3,971)
Remaining amortization period of discount on the liability component	0.8 years	1.3 years

Contractual coupon interest expense and accretion of discount and fees on the liability component for the Notes for the three and six month periods ended June 30, 2017 and 2016 included in Interest Expense on the Company’s Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Contractual coupon interest expense	$402	$825	$815	$1,732
Accretion of discount and fees on the liability component	$390	$733	$784	$1,542

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

The Amendment, among other things, (i) increases the total commitments under the Credit Facility from $150 million to $175 million, and (ii) extends the maturity date of the Credit Facility from May 2017 to June 2020, but provides for an accelerated maturity in the event the Company’s outstanding Notes are not converted, redeemed, repurchased or refinanced in full on or before the date that is 121 days prior to the maturity date thereof and the Company is not then maintaining, and continues to not maintain until the Notes are converted, redeemed, repurchased or refinanced in full, (x) Liquidity of at least $125 million and (y) availability under the Credit Facility of at least $25 million. Liquidity, as defined in the Credit Agreement, reflects the difference between (1) the sum of (A) unrestricted cash and cash equivalents and (B) availability under the Credit Facility and (2) the amount necessary to fully redeem the Notes.

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

On May 3, 2017 the Company entered into the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”). The Second Amendment provides for revisions to the asset sale and lien covenants that conform certain provisions of the Credit Agreement to corresponding provisions of the Company’s Term Loan Credit Agreement (see below) by, among other things, (i) increasing amounts allowed per calendar year for certain asset sales from $20 million to the greater of $30 million and 5.0% of consolidated tangible assets, (ii) permitting the proceeds of such increased amount of asset sales to be reinvested in lieu of making mandatory prepayments of indebtedness and (iii) increasing the time permitted for incurring purchase money debt following the acquisition of assets financed thereby from 20 days to 180 days.

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

As of June 30, 2017 the Company had no outstanding borrowings under the Credit Agreement and was in compliance with all covenants. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Credit Facility, amounted to $348.2 million as of June 30, 2017.

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

In April 2013, the Company entered into Amendment No. 1 to Credit Agreement (the “Amendment No. 1”), which became effective on May 9, 2013. As of the Amendment No. 1 date, $297.0 million of term loans were outstanding under the Term Loan Credit Agreement (the “Initial Loans”), of which the Company paid $20.0 million in connection with Amendment No. 1. Under Amendment No. 1, the lenders agreed to provide to the Company term loans in an aggregate principal amount of $277.0 million, which were exchanged for and used to refinance the Initial Loans (the “Tranche B-1 Loans”).

In March 2015, the Company entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2”). As of the Amendment No. 2 date, $192.8 million of Tranche B-1 Loans were outstanding. Under Amendment No. 2, the lenders agreed to provide to the Company term loans in an aggregate principal amount of $192.8 million (the “Tranche B-2 Loans”), which were used to refinance the outstanding Tranche B-1 Loans. The Tranche B-2 Loans mature in March 2022, but provide for an accelerated maturity in the event the Company’s outstanding Notes are not converted, redeemed, repurchased or refinanced in full on or before the date that is 91 days prior to the maturity date thereof and the Company is not then maintaining, and continues to not maintain until the Notes are converted, redeemed, repurchased or refinanced in full, liquidity of at least $125 million. Liquidity, as defined in the Term Loan Credit Agreement, reflects the difference between (i) the sum of (A) unrestricted cash and cash equivalents and (B) the amount available and permitted to be drawn under the Company’s existing Credit Agreement and (ii) the amount necessary to fully redeem the Notes. The Tranche B-2 Loans shall amortize in equal quarterly installments in aggregate amounts equal to 0.25% of the original principal amount of the Tranche B-2 Loans, with the balance payable at maturity, and will bear interest at a rate, at the Company’s election, equal to (x) LIBOR (subject to a floor of 1.00%) plus a margin of 3.25% or (y) a base rate plus a margin of 2.25%.

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

Furthermore, on February 24, 2017, the Company entered into Amendment No. 3 to Credit Agreement (“Amendment No. 3”). As of February 24, 2017, $189.5 million of the Tranche B-2 Loans were outstanding. Under Amendment No. 3, the lenders agreed to provide to the Company term loans in the same aggregate principal amount of the outstanding Tranche B-2 Loans (the “Tranche B-3 Loans”), which were used to refinance the outstanding Tranche B-2 Loans. The Tranche B-3 Loans shall amortize in equal quarterly installments in aggregate amounts equal to 0.25% of the initial principal amount of the Tranche B-3 Loans, with the balance payable at maturity, and will bear interest at a rate, at the Company’s election, equal to (i) LIBOR (subject to a floor of 0%) plus a margin of 2.75% or (ii) a base rate (subject to a floor of 0%) plus a margin of 1.75%. Amendment No. 3 also provides for a 1% prepayment premium applicable in the event that the Company enters into a refinancing of, or amendment in respect of, the Tranche B-3 Loans on or prior to the six month anniversary of the effective date of Amendment No. 3 that, in either case, results in the all-in yield (including, for purposes of such determination, the applicable interest rate, margin, original issue discount, upfront fees and interest rate floors, but excluding any customary arrangement, structuring, commitment or underwriting fees) of such refinancing or amendment being less than the all-in yield (determined on the same basis) on the Tranche B-3 Loans. Except as amended by Amendment No. 3, the remaining terms of the Credit Agreement remain in full force and effect.

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

For the six months ended June 30, 2017 and 2016, under the Term Loan Credit Agreement the Company paid interest of $3.8 million and $4.2 million, respectively, and principal of $0.9 million and $1.0 million, respectively, during each period. In connection with Amendment No. 3, the Company recognized a loss on debt extinguishment of $0.6 million during the first quarter of 2017 which was included in Other, net on the Company’s Condensed Consolidated Statements of Operations. As of June 30, 2017, the Company had $188.5 million outstanding under the Term Loan Credit Agreement, of which $1.9 million was classified as current on the Company’s Condensed Consolidated Balance Sheet.

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

The investments purchased by the Company include mutual funds, $2.3 million of which are classified as Level 1, and life-insurance contracts valued based on the performance of underlying mutual funds, $11.3 million of which are classified as Level 2.

Estimated Fair Value of Debt

The estimated fair value of debt at June 30, 2017 consists primarily of the Notes and borrowings under the Term Loan Credit Agreement (see Note 3). The fair value of the Notes, the Term Loan Credit Agreement and the Credit Facility are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Credit Facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings. All other debt and capital lease obligations approximate their fair value as determined by discounted cash flows and are classified as Level 3.

The Company’s carrying and estimated fair value of debt at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017				December 31, 2016
	Carrying	Fair Value			Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Instrument
Convertible senior notes	$43,664	$-	$85,634	$-	$46,768	$-	$69,721	$-
Term loan credit agreement	187,929	-	188,994	-	188,540	-	189,470	-
Other debt	327	-	-	327	625	-	-	625
Capital lease obligations	1,599	-	-	1,599	1,903	-	-	1,903
	$233,519	$-	$274,628	$1,926	$237,836	$-	$259,191	$2,528

5.	STOCK-BASED COMPENSATION

The Company recognizes all share-based payments based upon their fair value. The Company values stock option awards using a binomial option-pricing model, which incorporates various assumptions including expected volatility, expected term, dividend yield and risk-free interest rates. The expected volatility is based upon the Company’s historical experience. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate utilized for periods throughout the contractual life of the options are based upon U.S. Treasury security yields at the time of grant. The Company grants restricted stock units subject to service, performance and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance based units is based on the market price of a share of underlying common stock at the date of grant. The fair value of the market based units is based on a lattice valuation model. The amount of compensation costs related to stock options, restricted stock units and performance units not yet recognized was $17.5 million at June 30, 2017 for which the expense will be recognized through 2020.

6.	CONTINGENCIES

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, and is periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations"). As of June 30, 2017, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

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

The case grows out of a joint venture agreement between BK and the Company related to marketing of RoadRailer trailers in Brazil and other areas of South America. When BK was placed into the Brazilian equivalent of bankruptcy late in 2000, the joint venture was dissolved. BK subsequently filed its lawsuit against the Company alleging that it was forced to terminate business with other companies because of the exclusivity and non-compete clauses purportedly found in the joint venture agreement. BK asserted damages, exclusive of any potentially court-imposed interest or inflation adjustments, of approximately R$20.8 million (Brazilian Reais). BK did not change the amount of damages asserted following its filing of the case in 2001.

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil. On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damages amount was approximately R$26.7 million (Brazilian Reais), which was approximately $8.1 million U.S. dollars using the exchange rate as of June 30, 2017 and exclusive of any potentially court-imposed interest, fees or inflation adjustments. On October 5, 2016, the Court of Appeals re-heard all facts and legal questions presented in the case, and ruled in favor of the Company on all claims at issue. In doing so, the Court of Appeals dismissed all claims against the Company and vacated the judgment and damages previously ordered by the Fourth Civil Court of Curitiba. Unless BK appeals the ruling and a higher court finds in favor of BK on any of its claims, the judgment of the Court of Appeals is final. As a result of the Court of Appeals ruling, the Company does not expect that this proceeding will have a material adverse effect on its financial condition or results of operations; however, it will continue to monitor these legal proceedings in the event that BK further appeals the ruling of the Court of Appeals.

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

Environmental Disputes

In August 2014, the Company was noticed as a potentially responsible party (“PRP”) by the South Carolina Department of Health and Environmental Control (“DHEC”) pertaining to the Philip Services Site located in Rock Hill, South Carolina pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and corresponding South Carolina statutes. PRPs include parties identified through manifest records as having contributed to deliveries of hazardous substances to the Philip Services Site between 1979 and 1999. The DHEC’s allegation that the Company was a PRP arises out of four manifest entries in 1989 under the name of a company unaffiliated with Wabash National (or any of its former or current subsidiaries) that purport to be delivering a de minimis amount of hazardous waste to the Philip Services Site “c/o Wabash National Corporation.” As such, the Philip Services Site PRP Group (“PRP Group”) notified Wabash in August 2014 that it was offering the Company the opportunity to resolve any liabilities associated with the Philip Services Site by entering into a Cash Out and Reopener Settlement Agreement (the “Settlement Agreement”) with the PRP Group, as well as a Consent Decree with the DHEC. The Company has accepted the offer from the PRP Group to enter into the Settlement Agreement and Consent Decree, while reserving its rights to contest its liability for any deliveries of hazardous materials to the Philips Services Site. The requested settlement payment is immaterial to the Company’s financial conditions or operations, and as a result, if the Settlement Agreement and Consent Decree are finalized, the payment to be made by the Company thereunder is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Bulk Tank International, S. de R.L. de C.V. (“Bulk”), one of the companies acquired in the Walker acquisition, entered into agreements in 2011 with the Mexican federal environmental agency, PROFEPA, and the applicable state environmental agency, PROPAEG, pursuant to PROFEPA’s and PROPAEG’s respective environmental audit programs to resolve noncompliance with federal and state environmental laws at Bulk’s Guanajuato facility. Bulk completed all required corrective actions, received a Certification of Clean Industry from PROPAEG, and effective May 27, 2017, received the same certification from PROFEPA. As a result, the Company does not expect that this matter will have a material adverse effect on its financial condition or results of operations.

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

Per share results have been calculated based on the average number of common shares outstanding. The calculation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic net income per share:
Net income applicable to common stockholders	$22,945	$35,531	$43,118	$63,055
Weighted average common shares outstanding	59,902	64,834	60,022	64,936
Basic net income per share	$0.38	$0.55	$0.72	$0.97

Diluted net income per share:
Net income applicable to common stockholders	$22,945	$35,531	$43,118	$63,055

Weighted average common shares outstanding	59,902	64,834	60,022	64,936
Dilutive shares from assumed conversion of convertible senior notes	1,831	1,057	1,762	529
Dilutive stock options and restricted stock	1,474	1,224	1,519	1,205
Diluted weighted average common shares outstanding	63,207	67,115	63,303	66,670
Diluted net income per share	$0.36	$0.53	$0.68	$0.95

Average diluted shares outstanding for the three and six month periods ended June 30, 2016 excludes options to purchase common shares totaling 495 and 622, respectively, because the exercise prices were greater than the average market price of the common shares. The calculation of diluted net income per share for the three and six month periods ended June 30, 2017 and 2016 includes the impact of the Company’s Notes as the average stock price of the Company’s common stock during the period was above the initial conversion price of approximately $11.70 per share.

8.	INCOME TAXES

The Company recognized income tax expense of $21.6 million in the first six months of 2017 compared to $35.4 million for the same period in the prior year. The effective tax rate for the first six months of 2017 and 2016 were 33.4% and 35.9%, respectively. These effective tax rates differ from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes offset by the benefit of the U.S. Internal Revenue Code domestic manufacturing deduction and, in 2017, the recognition of excess tax benefits on stock-based compensation.

9.	OTHER ACCRUED LIABILITIES

The following table presents major components of Other Accrued Liabilities (in thousands):

	June 30,	December 31,
	2017	2016
Customer deposits	$22,588	$19,302
Payroll and related taxes	21,358	26,793
Warranty	19,736	20,520
Self-insurance	8,247	8,387
Accrued taxes	6,788	6,400
All other	10,638	10,912
	$89,355	$92,314

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	June 30,	June 30,
	2017	2016
Balance as of January 1	$20,520	$19,709
Provision for warranties issued in current year	2,792	3,140
(Recovery of) Provision for pre-existing warranties	(225)	182
Payments	(3,351)	(2,796)
Balance as of June 30	$19,736	$20,235

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

The Company has not allocated certain corporate related administrative costs, interest and income taxes included in the corporate and eliminations segment to the Company’s other reportable segments. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows (in thousands):

	Commercial	Diversified	Corporate and
Three Months Ended June 30,	Trailer Products	Products	Eliminations	Consolidated
2017
Net Sales
External Customers	$348,127	$87,776	$-	$435,903
Intersegment Sales	13	3,051	(3,064)	-
Total Net Sales	$348,140	$90,827	$(3,064)	$435,903

Income (Loss) from operations	$42,154	$5,062	$(8,548)	$38,668
Assets	$347,042	$366,727	$218,642	$932,411

2016
Net Sales
External Customers	$382,207	$89,231	$-	$471,438
Intersegment Sales	5	3,639	(3,644)	-
Total Net Sales	$382,212	$92,870	$(3,644)	$471,438

Income (Loss) from operations	$57,135	$10,258	$(8,521)	$58,872
Assets	$353,270	$394,233	$239,090	$986,593

	Commercial	Diversified	Corporate and
Six Months Ended June 30,	Trailer Products	Products	Eliminations	Consolidated
2017
Net Sales
External Customers	$622,877	$175,742	$-	$798,619
Intersegment Sales	52	4,995	(5,047)	-
Total Net Sales	$622,929	$180,737	$(5,047)	$798,619

Income (Loss) from operations	$75,546	$9,666	$(16,280)	$68,932
Assets	$347,042	$366,727	$218,642	$932,411

2016
Net Sales
External Customers	$746,237	$172,877	$-	$919,114
Intersegment Sales	15	6,282	(6,297)	-
Total Net Sales	$746,252	$179,159	$(6,297)	$919,114

Income (Loss) from operations	$107,392	$17,247	$(17,583)	$107,056
Assets	$353,270	$394,233	$239,090	$986,593

b. Product Information

The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Commercial	Diversified	Corporate and
	Trailer Products	Products	Eliminations	Consolidated
Three Months Ended June 30,	$	$	$	$	%
2017
New Trailers	329,405	33,290	-	362,695	83.2
Used Trailers	1,236	637	-	1,873	0.4
Components, parts and service	13,102	32,194	(3,064)	42,232	9.7
Equipment and other	4,398	24,705	-	29,103	6.7
Total net sales	348,140	90,827	(3,064)	435,903	100.0

2016
New Trailers	359,763	34,229	-	393,992	83.6
Used Trailers	3,427	1,093	-	4,520	1.0
Components, parts and service	14,869	31,958	(3,644)	43,183	9.2
Equipment and other	4,153	25,590	-	29,743	6.2
Total net sales	382,212	92,870	(3,644)	471,438	100.0

Six Months Ended June 30,
2017
New Trailers	586,595	63,985	-	650,580	81.5
Used Trailers	2,123	1,856	-	3,979	0.5
Components, parts and service	25,845	65,869	(5,047)	86,667	10.9
Equipment and other	8,367	49,026	-	57,393	7.1
Total net sales	622,929	180,737	(5,047)	798,619	100.0

2016
New Trailers	701,796	64,005	-	765,801	83.3
Used Trailers	7,279	1,994	-	9,273	1.0
Components, parts and service	29,070	59,345	(6,297)	82,118	8.9
Equipment and other	8,107	53,815	-	61,922	6.8
Total net sales	746,252	179,159	(6,297)	919,114	100.0

11.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue. Furthermore, the FASB issued additional amendments and technical corrections related to ASU 2014-09 during 2016, which are considered in our evaluation of this standard. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date of these standards will be the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company is currently in the process of concluding its review of revenue streams and the related performance obligations and pricing arrangements within each of its product lines. In addition, as part of this review, the Company is evaluating contractual terms, such as customer acceptance clauses, payment terms, shipping instructions, and timing of shipments, against the new standards to determine the impact on the Company’s financial statements. The Company has identified the performance obligations and has determined that there are no significant variable consideration in our contracts that impact the transaction price for these performance obligations. The Company is planning to use the modified retrospective method to transition to the new standard and is still evaluating the potential impact, if any, of the adoption on its financial statements and related disclosures. The Company expects to conclude this evaluation in 2017.

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

12.	SUBSEQUENT EVENT

On July 17, 2017, the Company entered into an asset purchase agreement with Summit Trailer Group, LLC (“Summit Truck Group”) to transition two company-owned retail branches locations to independent dealer facilities owned and operated by Summit Truck Group for $14.2 million in cash, subject to closing-date purchase price adjustments relating to final quantities of operating assets acquired. These retail branches are located in San Antonio, Texas, and Dallas, Texas, and will add to Summit Truck Group’s existing locations that will sell and service the Company’s trailers and truck bodies. The Company expects this agreement to close during the third quarter of 2017.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.5	80.7	84.1	81.4
Gross profit	15.5	19.3	15.9	18.6

General and administrative expenses	4.4	3.9	4.7	4.1
Selling expenses	1.4	1.5	1.5	1.5
Amortization of intangibles	0.9	1.1	1.1	1.1
Impairment of goodwill	-	0.3	-	0.2
Income from operations	8.9	12.5	8.6	11.7

Interest expense	(0.7)	(0.8)	(0.7)	(0.9)
Other, net	0.1	(0.1)	0.2	(0.1)
Income before income taxes	8.3	11.6	8.1	10.7

Income tax expense	3.0	4.1	2.7	3.8
Net income	5.3%	7.5%	5.4%	6.9%

For the three and six month period ended June 30, 2017, we recorded net sales of $435.9 million and $798.6 million, respectively, compared to $471.4 million and $919.1 million, respectively, in the prior year periods. Net sales for the three month period ended June 30, 2017 decreased $35.5 million, or 7.5%, compared to the prior year period, due primarily to a decrease in new trailer shipments of approximately 1,800 units, or 11.3%. Gross profit margin decreased to 15.5% in the second quarter of 2017 compared to 19.3% in the prior year period driven by lower volumes and higher commodity costs. While 2017 will likely reflect a pullback in overall trailer demand from levels achieved in 2016, we continue to be encouraged by the strong market demand within the dry and refrigerated trailer segment as well as the expectation that overall industry shipment and production levels will remain above replacement demand for the remainder of 2017 as many key structural and market drivers continue to support healthy demand for new trailers. In addition, we expect to continue our focused efforts to drive ongoing improvements throughout the business, deliver new opportunities to expand our customer base and focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

For the three month period ended June 30, 2017, selling, general and administrative expenses decreased $0.6 million as compared to the same period in 2016 primarily due to lower employee related costs, including employee incentive programs. As a percentage of net sales, selling, general and administrative expenses increased to 5.8% in the second quarter of 2017 as compared to 5.4% in the prior year period.

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

Three Months Ended June 30, 2017

Net Sales

Net sales in the second quarter of 2017 decreased $35.5 million, or 7.5%, compared to the second quarter of 2016. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended June 30,
(prior to elimination of intersegment sales)			Change
	2017	2016	$	%
Sales by Segment
Commercial Trailer Products	$348,140	$382,212	$(34,072)	(8.9)
Diversified Products	90,827	92,870	(2,043)	(2.2)
Eliminations	(3,064)	(3,644)
Total	$435,903	$471,438	$(35,535)	(7.5)

New Trailers	(units)
Commercial Trailer Products	13,600	15,350	(1,750)	(11.4)
Diversified Products	550	550	-	-
Total	14,150	15,900	(1,750)	(11.0)

Used Trailers	(units)
Commercial Trailer Products	50	300	(250)	(83.3)
Diversified Products	50	50	-	-
Total	100	350	(250)	(71.4)

Commercial Trailer Products segment sales prior to the elimination of intersegment sales were $348.1 million for the second quarter of 2017, a decrease of $34.1 million, or 8.9%, compared to the second quarter of 2016. New trailers shipped during the second quarter of 2017 totaled 13,600 trailers compared to 15,350 trailers in the prior year period, an 11.4% decrease due primarily to lower market demand. The decrease in new trailer shipments, partially offset by a 3.6% increase in the average selling price of trailers compared to the prior year period, resulted in a $30.4 million decrease in new trailer sales. Parts and service revenue for the second quarter of 2017 totaled $13.1 million, a decrease of $1.7 million, or 11.6%, as compared to the second quarter of 2016 primarily due to fewer retail branch locations in the current year. Used trailer sales decreased $2.2 million, or 63.9%, compared to the prior year period primarily due to decreased availability through trade packages as 250 fewer used trailers were shipped in the second quarter of 2017 compared to the prior year period.

Diversified Products segment sales prior to the elimination of intersegment sales were $90.8 million for the second quarter of 2017, down $2.0 million, or 2.2%, compared to the second quarter of 2016. New trailer sales decreased $0.9 million, or 2.7%, from the prior year period due to lower pricing as 550 new trailers were shipped in both the second quarter of 2017 and 2016. Equipment sales decreased $0.5 million, or 2.2%, compared to the prior year period as a result of lower demand for our non-trailer related products. Sales of our parts and service product offerings totaled $32.2 million for the second quarter of 2017, a decrease of $0.3 million or 1.0% as compared to the prior year period.

Gross Profit

Gross profit was $67.7 million in the second quarter of 2017, a decrease of $23.4 million from the prior year period. Gross profit as a percentage of sales was 15.5% for the current quarter and 19.3% for the same period in 2016. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended June 30,
			Change
	2017	2016	$	%
Gross Profit by Segment
Commercial Trailer Products	$50,882	$69,027	$(18,145)	(26.3)
Diversified Products	17,149	22,938	(5,789)	(25.2)
Corporate	(353)	(901)	548
Total	$67,678	$91,064	$(23,386)	(25.7)

Commercial Trailer Products segment gross profit was $50.9 million for the second quarter of 2017 compared to $69.0 million for the second quarter of 2016. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 14.6% in the second quarter of 2017 compared to 18.1% in the 2016 period. The decrease in gross profit margin as compared to the prior year period was primarily driven by decreases in new trailer shipments during the quarter as well as higher commodity costs.

Diversified Products segment gross profit was $17.1 million for the second quarter of 2017 compared to $22.9 million in the same quarter of 2016. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 18.9% in the second quarter of 2017 compared to 24.6% in the 2016 period. The decrease in gross profit as a percentage of net sales compared to the prior year period was due primarily driven by product mix and higher commodity costs.

General and Administrative Expenses

General and administrative expenses in the second quarter of 2017 increased $0.5 million, or 2.8%, as compared to the same period in 2016 as decreases in salaries and employee related costs, including employee incentive programs, of $0.8 million were more than offset by an increase in outside services and professional fee expenditures, depreciation, and various other expenses totaling $1.3 million. As a percentage of net sales, general and administrative expenses increased to 4.4% in the second quarter of 2017 as compared to 3.9% in the prior year period.

Selling Expenses

Selling expenses were $5.9 million in the second quarter of 2017, a decrease of $1.1 million, or 16.3%, compared to the prior year period primarily due to a $0.8 million decrease in salaries and employee related costs, including employee incentive programs, as well as a $0.2 million decrease in advertising and promotional efforts. As a percentage of net sales, selling expenses were 1.4% for the second quarter of 2017, down slightly from 1.5% for the second quarter of 2016.

Amortization of Intangibles

Amortization of intangibles was $4.1 million for the second quarter of 2017 compared to $5.0 million in the prior year period. Amortization of intangibles for both periods were primarily the result of expenses recognized for intangible assets recorded from the acquisition of Walker in May 2012 and the acquisition of certain assets of Beall in February 2013.

Other Income (Expense)

Interest expense for the second quarter of 2017 totaled $2.9 million compared to $3.9 million in the second quarter of 2016. Interest expense for both periods is primarily related to interest and non-cash accretion charges on our Convertible Senior Notes and Term Loan Credit Agreement. The decrease from the prior year period is primarily due to the repurchase of Convertible Senior Notes completed over the previous twelve months.

Income Taxes

We recognized income tax expense of $13.2 million in the second quarter 2017 compared to $19.2 million for the same period in the prior year. The effective tax rate for the second quarter of 2017 and 2016 were 36.4% and 35.1%, respectively. These effective tax rates differ from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes offset by the benefit of the U.S. Internal Revenue Code domestic manufacturing deduction.

Six Months Ended June 30, 2017

Net Sales

Net sales in the first six months of 2017 decreased $120.5 million, or 13.1%, compared to the first six months of 2016. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Six Months Ended June 30,
(prior to elimination of intersegment sales)			Change
	2017	2016	$	%
Sales by Segment
Commercial Trailer Products	$622,929	$746,252	$(123,323)	(16.5)
Diversified Products	180,737	179,159	1,578	0.9
Eliminations	(5,047)	(6,297)
Total	$798,619	$919,114	$(120,495)	(13.1)

New Trailers	(units)
Commercial Trailer Products	24,000	29,350	(5,350)	(18.2)
Diversified Products	1,050	1,050	-	-
Total	25,050	30,400	(5,350)	(17.6)

Used Trailers	(units)
Commercial Trailer Products	150	550	(400)	(72.7)
Diversified Products	50	50	-	-
Total	200	600	(400)	(66.7)

Commercial Trailer Products segment sales prior to the elimination of intersegment sales were $622.9 million for the first six months of 2017, a decrease of $123.3 million, or 16.5%, compared to the first six months of 2016. Trailers shipped during the first six months of 2017 totaled 24,000 trailers compared to 29,350 trailers in the prior year period, an 18.2% decrease, due primarily to lower market demand. The decrease in new trailer shipments compared to the prior year period resulted in $115.2 million decrease in sales. Parts and service revenue for the six month period of 2017 totaled $25.8 million, a decrease of $3.1 million or 10.8% from the prior year period due to fewer retail branch locations in the current year. Used trailer sales decreased $5.2 million, or 70.8%, compared to the prior year period primarily due to decreased availability through trade packages as 400 fewer used trailers were shipped in the first six months of 2017 compared to the prior year period.

Diversified Products segment sales prior to the elimination of intersegment sales were $180.7 million for the first six months of 2017, up $1.6 million, or 0.9%, compared to the same period of 2016. New trailer sales for the first six months of 2017 remained consistent with the prior year period as new trailer shipments during the first half of both 2017 and 2016 totaled 1,050 units. Parts and service sales increased $6.2 million, or 10.4%, as compared to the prior year period due to strong demand for our composite product offerings. Equipment sales decreased $4.3 million, or 8.6%, compared to the prior year period as a result of lower demand for our non-trailer products and truck-mounted equipment.

Gross Profit

Gross profit was $127.0 million in the first six months of 2017, a decrease of $43.6 million from the prior year period. Gross profit as a percentage of sales was 15.9% for the first six months and 18.6% for the same period in 2016. Gross profit by segment was as follows (dollars in thousands):

	Six Months Ended June 30,
			Change
	2017	2016	$	%
Gross Profit by Segment
Commercial Trailer Products	$93,008	$129,423	$(36,415)	(28.1)
Diversified Products	34,742	43,148	(8,406)	(19.5)
Corporate	(715)	(1,981)	1,266
Total	$127,035	$170,590	$(43,555)	(25.5)

Commercial Trailer Products segment gross profit was $93.0 million for the first six months of 2017 compared to $129.4 million for the prior year period. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 14.9% in 2017 compared to 17.3% in the 2016 period. The decrease in gross profit margin as compared to the prior year period was primarily driven by decreases in new trailer shipments during the first six months as well as higher commodity costs.

Diversified Products segment gross profit was $34.7 million for the first half of 2017 compared to $43.1 million in the same period of 2016. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 19.2% in the 2017 period compared to 24.0% in the 2016 period. The decrease in gross profit as a percentage of net sales compared to the prior year period was due primarily driven by product mix, higher commodity costs and lower volume for our non-trailer related equipment and other engineered products.

General and Administrative Expenses

General and administrative expenses for the first six months of 2017 decreased $0.5 million, or 1.2%, from the prior year period as a result of a $1.1 million decrease in salaries and employee related costs, including employee incentive programs, offset by an increase in outside services and professional fee expenditures totaling $0.7 million. As a percentage of sales, general and administrative expenses were 4.7% for the 2017 period as compared to 4.1% for the same period of 2016.

Selling Expenses

Selling expenses were $12.1 million in the first six months of 2017, a decrease of $1.9 million, or 13.8%, compared to the prior year period, as a result of a $1.2 million decrease in salaries and employee related costs, including employee incentive programs, as well as a $0.7 million decrease in advertising and promotional efforts and travel expenses. As a percentage of net sales, selling expenses were 1.5% for both the 2017 and 2016 periods.

Amortization of Intangibles

Amortization of intangibles was $8.6 million for the first six months of 2017 compared to $10.0 million in the prior year period. Amortization of intangibles for both periods were primarily the result of expenses recognized for intangible assets recorded from the acquisition of Walker in May 2012 and the acquisition of certain assets of Beall in February 2013.

Other Income (Expense)

Interest expense for the first six months of 2017 totaled $5.9 million compared to $8.0 million in the prior year period. Interest expense for both periods is primarily related to interest and non-cash accretion charges on our Convertible Senior Notes and Term Loan Credit Agreement. The decrease from the prior year period is primarily due to Convertible Senior Notes repurchases completed over the previous twelve months.

Other, net for the first six months of 2017 represented income of $1.7 million as compared to an expense of $0.6 million for the prior year period. The current year period primarily consists of a gain on the sale of certain branch assets, partially offset by a loss on debt extinguishment for the refinance of our Term Loan Credit Agreement. The prior year period primarily consists of loss on early extinguishment of debt of $0.5 million related to the Notes repurchase in February 2016.

Income Taxes

We recognized income tax expense of $21.6 million in the first six months of 2017 compared to $35.4 million for the same period in the prior year. The effective tax rate for the first six months of 2017 and 2016 were 33.4% and 35.9%, respectively. These effective tax rates differ from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes offset by the benefit of the U.S. Internal Revenue Code domestic manufacturing deduction and, in 2017, the recognition of excess tax benefits on stock-based compensation.

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of debt and equity. As of June 30, 2017, our debt to equity ratio was approximately 0.5:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of maintaining strong liquidity, deleveraging our balance sheet, investing in the business, both organically and strategically, and returning capital to our shareholders. For the remainder of 2017, we expect to continue our commitment to fund our working capital requirements and capital expenditures while also returning capital to our shareholders and deleveraging our balance sheet through cash flows from operations as well as available borrowings under our existing Credit Agreement (as defined below).

Debt Agreements and Related Amendments

Convertible Senior Notes

In April 2012, we issued Convertible Senior Notes due 2018 (the “Notes”) with an aggregate principal amount of $150 million in a public offering. The Notes bear interest at the rate of 3.375% per annum from the date of issuance, payable semi-annually on May 1 and November 1, and mature on May 1, 2018. The Notes are senior unsecured obligations and rank equally with our existing and future senior unsecured debt. We used the net proceeds of $145.1 million from the sale of the Notes to fund a portion of the purchase price of the acquisition of Walker in May 2012.

The Notes are convertible by their holders into cash, shares of our common stock or any combination thereof at our election, at an initial conversion rate of 85.4372 shares of our common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events as described in the indenture for the Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date.

As of June 30, 2017, we determined that the Notes would be convertible during the calendar quarter ending September 30, 2017 based on criteria in (A) above. If the Notes outstanding at June 30, 2017 had been converted as of June 30, 2017, the if-converted value would exceed the principal amount by approximately $39 million. It is our intent to settle conversions in cash for both the principal portion and the excess of the conversion value over the principal portion. The Notes mature on May 1, 2018 and are classified as current within the Condensed Consolidated Balance Sheet.

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

In the second quarter of 2017, we repurchased $4.0 million in principal of such Notes for $7.3 million, excluding accrued interest. Additionally, in 2016 we acquired $82.0 million in principal for $98.9 million, excluding accrued interest. For the six months ended June 30, 2017 and 2016, we recognized a loss on debt extinguishment of $0.1 million and $0.5 million, respectively, for repurchase activity, which is included in Other, net on the Condensed Consolidated Statements of Operations.

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

The Amendment, among other things, (i) increases the total commitments under the Credit Facility from $150 million to $175 million, and (ii) extends the maturity date of the Credit Facility from May 2017 to June 2020, but provides for an accelerated maturity in the event our outstanding Notes are not converted, redeemed, repurchased or refinanced in full on or before the date that is 121 days prior to the maturity date thereof and we are not then maintaining, and continue to not maintain until the Notes are converted, redeemed, repurchased or refinanced in full, (x) Liquidity of at least $125 million and (y) availability under the Credit Facility of at least $25 million. Liquidity, as defined in the Credit Agreement, reflects the difference between (1) the sum of (A) unrestricted cash and cash equivalents and (B) availability under the Credit Facility and (2) the amount necessary to fully redeem the Notes.

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

On May 3, 2017 we entered into the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”). The Second Amendment provides for revisions to the asset sale and lien covenants that conform certain provisions of the Credit Agreement to corresponding provisions of our term loan facility by, among other things, (i) increasing amounts allowed per calendar year for certain asset sales from $20 million to the greater of $30 million and 5.0% of consolidated tangible assets, (ii) permitting the proceeds of such increased amount of asset sales to be reinvested in lieu of making mandatory prepayments of indebtedness and (iii) increasing the time permitted for incurring purchase money debt following the acquisition of assets financed thereby from 20 days to 180 days.

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

As of June 30, 2017, we were in compliance with all covenants of the Credit Agreement.

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

In April 2013, we entered into Amendment No.1 to Credit Agreement (the “Amendment No. 1”), which became effective on May 9, 2013. As of the Amendment No. 1 date, $297.0 million of term loans were outstanding under the Term Loan Credit Agreement (the “Initial Loans”), of which we paid $20.0 million in connection with Amendment No. 1. Under Amendment No. 1, the lenders agreed to provide us term loans in an aggregate principal amount of $277.0 million, which were exchanged for and used to refinance the Initial Loans (the “Tranche B-1 Loans”).

In March 2015, we entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2”). As of the Amendment No. 2 date, $192.8 million of the Tranche B-1 Loans were outstanding. Under Amendment No. 2, the lenders agreed to provide to us term loans in an aggregate principal amount of $192.8 million (the “Tranche B-2 Loans”), which were used to refinance the outstanding Tranche B-1 Loans. The Tranche B-2 Loans mature in March 2022, but provide for an accelerated maturity in the event our outstanding Notes are not converted, redeemed, repurchased or refinanced in full on or before the date that is 91 days prior to the maturity date thereof and we are not then maintaining, and continue to not maintain until the Notes are converted, redeemed, repurchased or refinanced in full, liquidity of at least $125 million. Liquidity, as defined in the Term Loan Credit Agreement, reflects the difference between (i) the sum of (A) unrestricted cash and cash equivalents and (B) the amount available and permitted to be drawn under our existing Credit Agreement and (ii) the amount necessary to fully redeem the Notes. The Tranche B-2 Loans shall amortize in equal quarterly installments in aggregate amounts equal to 0.25% of the original principal amount of the Tranche B-2 Loans, with the balance payable at maturity, and will bear interest at a rate, at our election, equal to (x) LIBOR (subject to a floor of 1.00%) plus a margin of 3.25% or (y) a base rate plus a margin of 2.25%.

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

Furthermore, on February 24, 2017, we entered into Amendment No. 3 to Credit Agreement (“Amendment No. 3”). As of February 24, 2017, $189.5 million of the Tranche B-2 Loans were outstanding. Under Amendment No. 3, the lenders agreed to provide term loans in the same aggregate principal amount of the outstanding Tranche B-2 Loans (the “Tranche B-3 Loans”), which were used to refinance the outstanding Tranche B-2 Loans. The Tranche B-3 Loans shall amortize in equal quarterly installments, in aggregate amounts equal to 0.25% of the initial principal amount of the Tranche B-3 Loans, with the balance payable at maturity, and will bear interest at a rate, at the Company’s election, equal to (i) LIBOR (subject to a floor of 0%) plus a margin of 2.75% or (ii) a base rate (subject to a floor of 0%) plus a margin of 1.75%. Amendment No. 3 also provides for a 1% prepayment premium applicable in the event we enter into a refinancing of, or amendment in respect of, the Tranche B-3 Loans on or prior to the six month anniversary of the effective date of Amendment No. 3 that, in either case, results in the all-in yield (including, for purposes of such determination, the applicable interest rate, margin, original issue discount, upfront fees and interest rate floors, but excluding any customary arrangement, structuring, commitment or underwriting fees) of such refinancing or amendment being less than the all-in yield (determined on the same basis) on the Tranche B-3 Loans. Except as amended by Amendment No. 3, the remaining terms of the Credit Agreement remain in full force and effect.

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

For the six months ended June 30, 2017 and 2016, under the Term Loan Credit Agreement, we paid interest of $3.8 million and $4.2 million, respectively, and principal of $0.9 million and $1.0 million, respectively. We recognized a loss on debt extinguishment of $0.6 million during the first quarter of 2017 in connection with Amendment No. 3, which was included in Other, net on the Company’s Condensed Consolidated Statements of Operations. As of June 30, 2017, we had $188.5 million outstanding under the Term Loan Credit Agreement, of which $1.9 million was classified as current on the Condensed Consolidated Balance Sheet.

For each six month period ended June 30, 2017 and 2016 we incurred charges of less than $0.1 million for amortization of fees and original issuance discount, which is included in Interest Expense in the Condensed Consolidated Statements of Operations.

Cash Flow

Cash provided by operating activities for the first six months of 2017 totaled $75.2 million, compared to $76.3 million during the same period in 2016. Cash provided by operations during the current year period was the result of net income adjusted for various non-cash activities including depreciation, amortization, deferred income taxes, stock-based compensation, non-cash interest expense, loss on debt extinguishment, and a $9.2 million decrease in working capital. Decreases in working capital for the current year period can be attributed primarily to lower accounts receivable from strong customer collections and increases in accounts payable and accrued liabilities offset by an increase in finished goods inventory. Changes in key working capital accounts for the first six months of 2017 as compared to the same period in 2016 are summarized below (in thousands):

Source (Use) of cash:	2017	2016	Change
Accounts receivable	$30,656	$20,873	$9,783
Inventories	(60,748)	(46,034)	(14,714)
Accounts payable and accrued liabilities	35,285	25,154	10,131
Net source (use) of cash	5,193	(7)	5,200

Accounts receivable decreased by $30.7 million in the first six months of 2017 as compared to a decrease of $20.9 million in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 26 days in 2017 as compared to 25 days in the same period in 2016. The decrease in accounts receivable during the first six months of 2017 was primarily due to strong customer collections during the quarter. Inventory increased by $60.7 million during the first six months of 2017 as compared to an increase of $46.0 million in the 2016 period. The increase in inventory for the 2017 period was primarily due to higher finished goods inventory resulting from production levels exceeding shipments for the first six months of 2017. Our inventory turns, a measure of working capital efficiency that measures how quickly inventory turns per year, was approximately eight times in the 2017 and 2016 periods. Accounts payable and accrued liabilities increased by $35.3 million in 2017 compared to an increase of $25.2 million for the same period in 2016. The increase during the first six months of 2017 was primarily due to continued strong production levels and purchasing activities required to meet current demand. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 27 days in 2017 as compared to 26 days in the same period in 2016.

Investing activities used $5.9 million during the first six months of 2017, and used $8.1 million in the same period in 2016. Investing activities for the first six months of 2017 include capital expenditures of $10.9 million offset by proceeds from the sale of certain former branch location assets totaling $4.9 million.

Financing activities used $54.2 million during the first six months of 2017 as compared to $59.4 million used in the same period in 2016. Cash used in financing activities during the current year period primarily relates to common stock repurchases through our share repurchase program of $38.5 million, cash dividends paid to our shareholders and holders of our Notes of $7.8 million, and the repurchase of Notes totaling $7.3 million offset by proceeds from the exercise of stock options of $5.6 million. Cash used in financing activities in the first six months of 2016 primarily relates to the repurchase of Notes totaling $42.1 million and common stock repurchases through our share repurchase program of $15.9 million.

As of June 30, 2017, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $348.2 million, representing a decrease of $8.7 million compared to June 30, 2016 and an increase of $15.2 million compared to December 31, 2016. Total debt and capital lease obligations amounted to $233.5 million as of June 30, 2017. As we continue to see a strong demand environment within the trailer industry and excellence in operational performance across our business, we believe our liquidity is adequate to fund our currently planned operations, working capital needs and capital expenditures for the remainder of 2017.

Capital Expenditures

Capital spending amounted to $10.9 million for the first six months of 2017 and is anticipated to be in the range of $30 million to $35 million for 2017. Capital spending for 2017 has been and is expected to continue to be primarily utilized to support growth, maintenance, productivity improvements, and environmental, health and safety initiatives within our facilities.

Off-Balance Sheet Transactions

As of June 30, 2017, we had approximately $5.2 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter ended June 30, 2017.

Contractual Obligations and Commercial Commitments

A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of June 30, 2017 for the remaining six months of 2017, and the calendar years thereafter are as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
DEBT:
Revolving Facility (due 2020)	$-	$-	$-	$-	$-	$-	$-
Convertible Senior Notes (due 2018)	-	44,938	-	-	-	-	44,938
Term Loan Credit Facility (due 2022)	947	1,895	1,895	1,895	1,895	179,997	188,524
Other Debt	273	92	-	-	-	-	365
Capital Leases (including principal and interest)	247	461	361	361	361	30	1,821
TOTAL DEBT	$1,467	$47,386	$2,256	$2,256	$2,256	$180,027	$235,648

OTHER:
Operating Leases	$1,468	$2,043	$1,043	$387	$303	$-	$5,244
TOTAL OTHER	$1,468	$2,043	$1,043	$387	$303	$-	$5,244

OTHER COMMERCIAL COMMITMENTS:
Letters of Credit	$5,433	$-	$-	$-	$-	$-	$5,433
Raw Material Purchase Commitments	36,785	1,088	-	-	-	-	37,873
TOTAL OTHER COMMERCIAL COMMITMENTS	$42,218	$1,088	$-	$-	$-	$-	$43,306

TOTAL OBLIGATIONS	$45,153	$50,517	$3,299	$2,643	$2,559	$180,027	$284,198

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

We have $37.9 million in purchase commitments through March 2018 for various raw material commodities, including aluminum, steel and nickel as well as other raw material components which are within normal production requirements.

Backlog

Orders that have been confirmed by customers in writing and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders was $762 million at June 30, 2017 compared to $802 million at December 31, 2016 and $860 million at June 30, 2016. We expect to complete the majority of our existing backlog orders within the next 12 months.

OUTLOOK

The demand environment for trailers remained strong through the first six months of 2017, as evidenced by our strong backlog, a trailer demand forecast by industry forecasters above replacement demand levels for the next several years, and our ability to maintain strong margins. Recent estimates from industry analysts, ACT Research Company (“ACT”) and FTR Associates (“FTR”), forecast trailer demand for 2017 and beyond to remain healthy. ACT currently estimates trailer shipments to be approximately 276,000 trailers for 2017, representing a decrease of 3.4% as compared to 2016, and forecasting continued demand levels to be above replacement demand into the foreseeable future with estimated demand for 2018 to be approximately 258,000 and annual average demand for the four year period ending 2022 to be approximately 261,000 new trailers. FTR anticipates new trailer production to be approximately 274,000 new trailers in 2017, representing a decrease of 2.8% as compared to 2016 as well as projecting an increase in 2018 with production totaling 285,000 trailers. In spite of a strong forecasted demand environment, there remain downside risks relating to issues with both the domestic and global economies, including the housing, energy and construction-related markets in the U.S.

Other potential risks we face for the remainder of 2017 and into 2018 will primarily relate to our ability to effectively manage our manufacturing operations as well as the cost and supply of raw materials, commodities and components. Significant increases in the cost of certain commodities, raw materials or components could have an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions, aluminum extrusions and specialty steel coil. At the current and expected demand levels, there may be shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products.

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

Based on the published industry demand forecasts, customer feedback regarding their current requirements, our existing backlog of orders and our continued efforts to be selective in our order acceptance to ensure we obtain appropriate value for our products, we estimate that for the full year 2017 total new trailers shipped to be in the range of 53,000 to 56,000 units, which reflects trailer volumes 8% to 13% lower than 2016 demand levels and is slightly more than the decrease in demand as projected by industry forecasters for the overall trailer market. Combining our expectations that trailer demand will remain historically strong throughout the year and our focus on continued productivity and cost optimization initiatives through all of our businesses, we expect to see strong operational performance throughout the remainder of 2017.

We believe our corporate strategy to continue our transformation into a diversified industrial manufacturer will provide us the opportunity to address new markets, enhance our financial profile and reduce the impact of cyclicality within our business. While demand for some of these products is dependent on the development of new products, customer acceptance of our product solutions and the general expansion of our customer base and distribution channels, we remain committed to enhancing and diversifying our business model through the organic and strategic initiatives. Through our two operating segments we offer a wide array of products and customer-specific solutions that we believe provide a good foundation for achieving these goals. In addition, we have been and will continue to focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products in the marketplace.

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

Commodity Prices

We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper and polyethylene. Given the volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers. As of June 30, 2017, we had $37.9 million in raw material purchase commitments through March 2018 for materials that will be used in the production process, as compared to $57.8 million as of December 31, 2016. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.

Interest Rates

As of June 30, 2017, we had no floating rate debt outstanding under our Credit Facility. During the three month period ended June 30, 2017, we maintained an average floating rate borrowing level of less than $0.1 million under our Credit Facility. In addition, as of June 30, 2017, we had outstanding borrowings under our Term Loan Credit Agreement, as amended, totaling $188.5 million that bear interest at a floating rate. Based on the average borrowings under our Credit Facility and the outstanding indebtedness under our Term Loan Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of $1.9 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates or the potential managerial action taken in response to these changes.

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

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2017.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal year 2017 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016. See also Note 6, “Contingencies”, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K, for the year ended December 31, 2016, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Our Equity Securities

For the quarter ended June 30, 2017, we repurchased a total of 1,239,837 shares pursuant to our repurchase program. Additionally, during this period there were 4,285 shares repurchased to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
April 2017	226,921	(1)	$20.53	222,636	$105.9
May 2017	340,452		$21.16	340,452	$98.7
June 2017	676,749		$21.14	676,749	$84.4
Total	1,244,122		$21.03	1,239,837	$84.4

(1)	4,285 shares were repurchased to cover minimum employee withholding obligations upon the vesting of restricted stock awards.

(2)	The Company’s share repurchase program was announced on February 2, 2016, effective February 23, 2016. On February 24, 2017, the Company announced that the Board of Directors approved the repurchase of an additional $100 million in shares of common stock over a two year period. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts that management deems appropriate.

ITEM 6.	EXHIBITS

(a)	Exhibits:
10.1	Second Amendment to Amended and Restated Credit Agreement, dated May 3, 2017, by and among Wabash National Corporation, certain of its subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as administrative agent and the other Lenders party thereto (incorporated by reference to the Registrant’s Form 8-K filed on May 5, 2017 (File No. 1-10883))
10.2	Wabash National Corporation 2017 Omnibus Incentive Plan (incorporated by reference to the Registrant’s Form S-8 filed on May 18, 2017 (File No. 333-218085))
31.01	Certification of Principal Executive Officer
31.02	Certification of Principal Financial Officer
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101	Interactive Data File Pursuant to Rule 405 of Regulation S-T

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: July 25, 2017	By:	/s/ Jeffery L. Taylor
Jeffery L. Taylor
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

