Form 10-Q
period 2017-09-30
WABASH NATIONAL CORP /DE
filed 2017-10-31
CIK 879526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017 OR
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

Yes ☐ No ☒

The number of shares of common stock outstanding at October 26, 2017 was 58,978,174.

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$153,702	$163,467
Accounts receivable	152,603	153,634
Inventories	245,674	139,953
Prepaid expenses and other	33,453	24,351
Total current assets	$585,432	$481,405

PROPERTY, PLANT AND EQUIPMENT	196,275	134,138

DEFERRED INCOME TAXES	20,265	20,343

GOODWILL	313,626	148,367

INTANGIBLE ASSETS	239,867	94,405

OTHER ASSETS	23,662	20,075
	$1,379,127	$898,733

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$46,081	$2,468
Current portion of capital lease obligations	375	494
Accounts payable	129,744	71,338
Other accrued liabilities	112,886	92,314
Total current liabilities	$289,086	$166,614

LONG-TERM DEBT	504,620	233,465

CAPITAL LEASE OBLIGATIONS	1,112	1,409

DEFERRED INCOME TAXES	66,879	499

OTHER NONCURRENT LIABILITIES	29,702	24,355

STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 58,975,226 and 60,129,631 shares outstanding, respectively	737	725
Additional paid-in capital	651,562	640,883
Retained earnings	54,041	3,591
Accumulated other comprehensive loss	(2,018)	(2,847)
Treasury stock at cost, 14,786,570 and 12,474,109 common shares, respectively	(216,594)	(169,961)
Total stockholders' equity	$487,728	$472,391
	$1,379,127	$898,733

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

NET SALES	$425,098	$464,272	$1,223,717	$1,383,387

COST OF SALES	364,134	380,813	1,035,718	1,129,338

Gross profit	$60,964	$83,459	$187,999	$254,049

GENERAL AND ADMINISTRATIVE EXPENSES	16,075	17,206	53,511	55,093

SELLING EXPENSES	5,497	6,415	17,568	20,421

AMORTIZATION OF INTANGIBLES	4,097	4,983	12,693	14,961

ACQUISITION EXPENSES	8,704	-	8,704	-

IMPAIRMENT OF GOODWILL	-	-	-	1,663

Income from operations	$26,591	$54,855	$95,523	$161,911

OTHER INCOME (EXPENSE):
Interest expense	(3,187)	(3,906)	(9,065)	(11,938)
Other, net	6,271	830	7,929	226

Income before income taxes	$29,675	$51,779	$94,387	$150,199

INCOME TAX EXPENSE	10,728	18,401	32,321	53,766

Net income	$18,947	$33,378	$62,066	$96,433

DIVIDENDS DECLARED PER SHARE	$0.06	$-	$0.18	$-

BASIC NET INCOME PER SHARE	$0.32	$0.52	$1.04	$1.50

DILUTED NET INCOME PER SHARE	$0.30	$0.51	$0.99	$1.45

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

NET INCOME	$18,947	$33,378	$62,066	$96,433

Other comprehensive income (loss):
Foreign currency translation adjustment	57	(288)	829	(944)
Total other comprehensive income (loss)	57	(288)	829	(944)

COMPREHENSIVE INCOME	$19,004	$33,090	$62,895	$95,489

The accompanying notes are an integral part of these Condensed Consolidated Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016

Cash flows from operating activities
Net income	$62,066	$96,433
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	12,709	12,241
Amortization of intangibles	12,693	14,961
Net (gain) loss on the sale of assets	(8,060)	40
Deferred income taxes	59	(935)
Excess tax benefits from stock-based compensation	-	(509)
Loss on debt extinguishment	767	487
Stock-based compensation	8,311	8,618
Impairment of goodwill	-	1,663
Non-cash interest expense	1,569	2,718
Changes in operating assets and liabilities
Accounts receivable	26,185	(5,117)
Inventories	(77,923)	(29,587)
Prepaid expenses and other	(187)	(11,021)
Accounts payable and accrued liabilities	23,702	15,478
Other, net	(772)	496
Net cash provided by operating activities	$61,119	$105,966

Cash flows from investing activities
Capital expenditures	(15,401)	(15,045)
Proceeds from the sale of property, plant, and equipment	12,608	14
Acquisition, net of cash acquired	(323,487)	-
Other, net	6,230	2,268
Net cash used in investing activities	$(320,050)	$(12,763)

Cash flows from financing activities
Proceeds from exercise of stock options	5,781	2,341
Borrowings under senior notes	325,000	-
Excess tax benefits from stock-based compensation	-	509
Dividends paid	(11,547)	-
Borrowings under revolving credit facilities	520	455
Payments under revolving credit facilities	(520)	(455)
Principal payments under capital lease obligations	(416)	(633)
Proceeds from issuance of term loan credit facility	189,470	-
Principal payments under term loan credit facilities	(198,058)	(1,446)
Principal payments under industrial revenue bond	(446)	(386)
Debt issuance costs paid	(6,472)	-
Stock repurchase	(46,633)	(40,739)
Convertible senior notes repurchase	(7,513)	(42,061)
Net cash used in financing activities	$249,166	$(82,415)

Net increase in cash and cash equivalents	$(9,765)	$10,788
Cash and cash equivalents at beginning of period	163,467	178,853
Cash and cash equivalents at end of period	$153,702	$189,641

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

2.	ACQUISITION OF SUPREME INDUSTRIES, INC.

On September 27, 2017, the Company completed the acquisition of Supreme Industries, Inc. (“Supreme”) following a cash tender offer by the Company for all outstanding shares of Supreme’s Class A and Class B common stock for $21 per share and an aggregate consideration paid of $360.4 million. The Company financed the Supreme acquisition and related fees and expenses using the proceeds of the Company’s $325 million offering in aggregate principal amount of 5.50% senior unsecured notes due 2025 (as described in further detail in Note 4) and available cash and cash equivalents.

Supreme is one of the nation’s leading manufacturers of specialized commercial vehicles, including cutaway and dry-freight van bodies, refrigerated units, and stake bodies. Supreme has manufacturing facilities in Goshen and Ligonier, Indiana; Jonestown, Pennsylvania; Cleburne, Texas; Griffin, Georgia; and Moreno Valley, California. Supreme will be part of a new Final Mile Products segment to be established by the Company beginning in the fourth quarter of 2017. This acquisition allows us to accelerate our growth and expand our presence in the final mile space, with increased distribution paths and greater customer reach, and supports our objective to transform our business into a more diversified industrial manufacturer.

The Company incurred various costs related to the Supreme acquisition including fees paid to an investment banker for acquisition services and the related bridge financing commitment as well as professional fees for diligence, legal and accounting totaling $8.7 million for both the three and nine month periods ending September 30, 2017. These costs have been recorded as Acquisition Expenses in the Condensed Consolidated Statements of Operations.

The aggregate purchase price of $360.4 million was allocated to the opening balance sheet of Supreme at September 27, 2017, the date of acquisition. The following initial allocation of the purchase price (in thousands) is preliminary and subject to adjustments as the Company has not finalized the valuations of the acquired assets, assumed liabilities and identifiable intangible assets, including goodwill:

Cash	$36,878
Accounts receivable	25,155
Inventories	34,258
Prepaid expense and other	10,070
Current assets	106,361

Property, plant, and equipment	62,293
Intangibles	158,000
Goodwill	165,400
Other assets	127
Total assets	$492,181

Current portion of long term debt	$7,167
Accounts payable	$10,546
Other accrued liabilites	$44,787
Current liabilities	62,500

Deferred income taxes	66,399
Long term liabilities	2,917
Total liabilities	$131,816
Net assets acquired	$360,365

Acquisition, net of cash acquired	$323,487

Intangible assets totaling $158.0 million have provisionally been assigned to tradenames and customer relationships as a result of the acquisition and consist of the following (in thousands):

	Amount	Useful Life
Tradename	$20,000	20 years
Customer relationships	138,000	15 years
	$158,000

The Company plans to amortize the tradename intangible asset utilizing a straight-line approach and the customer relationship intangible asset using an accelerated method that follows the pattern in which the economic benefits of the asset is expected to be consumed. Amortization expense, including the intangible assets preliminarily recorded from the Supreme acquisition, is estimated to be $18.3 million, $20.0 million, $21.9 million, $23.4 million and $24.7 million for the years 2017 through 2021, respectively.

Goodwill of $165.4 million was preliminarily recorded as a result of the Supreme acquisition. Goodwill is comprised of operational synergies that are expected to be realized in both the short and long-term and the opportunity to enter new market sectors with higher margin potential which will enable us to deliver greater value to our customers and shareholders. The Company does not expect the amount recorded as goodwill for the Supreme acquisition to be deductible for tax purposes. The change in the carrying amount of goodwill for the nine months ended September 30, 2017 and 2016 were as follows (in thousands):

8

	2017	2016

Balance as of January 1	$148,367	$149,718

Acquisition of Supreme	165,400
Effects of foreign currency	(141)	230
Impairment of goodwill	-	(1,663)

Balance as of September 30	$313,626	$148,285

Unaudited Pro forma Results

Since the Supreme acquisition took place on September 27, 2017, the operating activities of Supreme from the date of acquisition through September 30, 2017 were not considered material to the Company and were excluded from the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017.

The following unaudited pro forma information is shown below as if the acquisition of Supreme had been completed as of the beginning of the earliest period presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	$496,761	$538,623	$1,454,599	$1,615,835
Net income	$24,304	$34,483	$68,113	$103,785

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

Inventories are stated at the lower of cost, determined either on the first-in, first-out or average cost method, or market. The cost of manufactured inventory includes raw materials, labor and overhead. Inventories consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Finished goods	$121,805	$57,297
Raw materials and components	80,841	53,388
Work in progress	27,181	18,422
Used trailers	9,208	2,490
Aftermarket parts	6,639	8,356
	$245,674	$139,953

4.	DEBT

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2017	2016
Convertible senior notes due 2018	$44,841	$48,951
Senior notes due 2025	325,000	-
Term loan credit agreement	188,049	189,470
Other debt	230	676
	$558,120	$239,097
Less: unamortized discount and fees	(7,419)	(3,164)
Less: current portion	(46,081)	(2,468)
	$504,620	$233,465

Convertible Senior Notes

In April 2012, the Company issued Convertible Senior Notes due 2018 (the “Convertible Notes”) with an aggregate principal amount of $150 million in a public offering. The Convertible Notes bear interest at a rate of 3.375% per annum from the date of issuance, payable semi-annually on May 1 and November 1, and mature on May 1, 2018. The Convertible Notes are senior unsecured obligations of the Company ranking equally with its existing and future senior unsecured debt. The Company used the net proceeds of $145.1 million from the sale of the Convertible Notes to fund a portion of the purchase price of the acquisition of Walker Group Holdings (“Walker”) in May 2012.

The Convertible Notes are convertible by their holders into cash, shares of the Company’s common stock or any combination thereof at the Company’s election, at an initial conversion rate of 85.4372 shares of the Company’s common stock per $1,000 in principal amount of Convertible Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017 (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Convertible Notes) per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events as described in the indenture for the Convertible Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date.

As of September 30, 2017, the Company determined that the Convertible Notes would be convertible during the calendar quarter ending December 31, 2017 based on the criteria above. If the Convertible Notes outstanding at September 30, 2017 had been converted as of September 30, 2017, the if-converted value would exceed the principal amount by approximately $43 million. It is the Company’s intent to settle conversions in cash for both the principal portion and the excess of the conversion value over the principal portion. The Convertible Notes mature on May 1, 2018 and are classified as current within the Condensed Consolidated Balance Sheet.

The Company accounts separately for the liability and equity components of the Convertible Notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. The Company determined that senior, unsecured corporate bonds traded on the market represent a similar liability to the Convertible Notes without the conversion option. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied interest rate of the Convertible Notes to be 7.0%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs (as defined below). The estimated implied interest rate was applied to the Convertible Notes, which resulted in a fair value of the liability component of $123.8 million upon issuance, calculated as the present value of implied future payments based on the $150.0 million aggregate principal amount. The $21.7 million difference between the cash proceeds before offering expenses of $145.5 million and the estimated fair value of the liability component was recorded in additional paid-in capital. The discount on the liability portion of the Convertible Notes is being amortized over the life of the Convertible Notes using the effective interest rate method.

For the nine months ended September 30, 2017, the Company repurchased $4.1 million in principal of such Convertible Notes for $7.5 million, excluding accrued interest. Additionally, in 2016 the Company acquired $82.0 million in principal for $98.9 million, excluding accrued interest. For the nine months ended September 30, 2017 and 2016, the Company recognized a loss on debt extinguishment of $0.1 million and $0.5 million, respectively, for repurchase activity, which is included in Other, net on the Company’s Condensed Consolidated Statements of Operations.

The Company applies the treasury stock method in calculating the dilutive impact of the Convertible Notes. For the quarter ended September 30, 2017, the Convertible Notes had a dilutive impact.

The following table summarizes information about the equity and liability components of the Convertible Notes (dollars in thousands).

	September 30,	December 31,
	2017	2016
Principal amount of the Notes outstanding	$44,841	$48,951
Unamortized discount and fees of liability component	(898)	(2,183)
Net carrying amount of liability component	43,943	46,768
Less: current portion	(43,943)	-
Long-term debt	$-	$46,768
Carrying value of equity component, net of issuance costs	$(7,373)	$(3,971)
Remaining amortization period of discount on the liability component	0.6 years	1.3 years

Contractual coupon interest expense and accretion of discount and fees on the liability component for the Convertible Notes for the three and nine month periods ended September 30, 2017 and 2016 included in Interest Expense on the Company’s Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Contractual coupon interest expense	$379	$809	$1,194	$2,541
Accretion of discount and fees on the liability component	$374	$746	$1,159	$2,288

Senior Notes

On September 26, 2017, the Company issued Senior Notes due 2025 (the “Senior Notes”) in an offering pursuant to Rule 144A or Regulation S under the Securities Act of 1933, as amended, with an aggregate principal amount of $325 million. The Senior Notes bear interest at the rate of 5.50% per annum from the date of issuance, and will pay interest semi-annually in cash on April 1 and October 1 of each year, beginning on April 1, 2018. The Company used the net proceeds of $318.9 million from the sale of the Senior Notes to finance a portion of the acquisition of Supreme and to pay related fees and expenses.

The Senior Notes will mature on October 1, 2025. At any time prior to October 1, 2020, the Company may redeem some or all of the Senior Notes for cash at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes being redeemed plus an applicable make-whole premium set forth in the indenture for the Senior Notes and accrued and unpaid interest to, but not including, the redemption date. Prior to October 1, 2020, the Company may redeem up to 40% of the Senior Notes at a redemption price of 105.50% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date, with the proceeds of certain equity offerings so long as if, after any such redemption occurs, at least 60% of the aggregate principal amount of the Senior Notes remains outstanding. On and after October 1, 2020, the Company may redeem some or all of the Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 102.750% for the twelve-month period beginning on October 1, 2020, 101.375% for the twelve-month period beginning October 1, 2021, and 100.000% beginning on October 1, 2022, plus accrued and unpaid interest to, but not including, the redemption date. Upon the occurrence of a Change of Control (as defined in the indenture for the Senior Notes), unless the Company has exercised its optional redemption right in respect of the Senior Notes, the holders of the Senior Notes have the right to require the Company to repurchase all or a portion of the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest to, but not including, the date of repurchase.

The Senior Notes are guaranteed on a senior unsecured basis by all direct and indirect existing and future domestic restricted subsidiaries, subject to certain restrictions. The Senior Notes and related guarantees are the Company and the guarantors’ general unsecured senior obligations and are subordinate to all of the Company and the guarantors’ existing and future secured debt to the extent of the assets securing that secured obligation. In addition, the Senior Notes are structurally subordinate to any existing and future debt of any of the Company’s subsidiaries that are not guarantors, to the extent of the assets of those subsidiaries.

The indenture for the Senior Notes restricts the Company’s ability and the ability of certain of its subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, its capital stock or with respect to any other interest or participation in, or measured by, its profits; (iii) make loans and certain investments; (iv) sell assets; (v) create or incur liens; (vi) enter into transactions with affiliates; and (vii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications. During any time when the Senior Notes are rated investment grade by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the indenture for the Senior Notes) has occurred and is continuing, many of such covenants will be suspended and the Company and its subsidiaries will not be subject to such covenants during such period.

The indenture for the Senior Notes contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs.

Contractual coupon interest expense and accretion of discount and fees for the Senior Notes for the nine month period ended September 30, 2017 was $0.2 million and is included in Interest Expense on the Company’s Condensed Consolidated Statements of Operations.

Revolving Credit Agreement

In May 2012, the Company entered into the Amended and Restated Credit Agreement (as subsequently amended, the “Credit Agreement”), dated as of May 8, 2012, among the Company, certain subsidiaries of the Company from time to time party thereto (together with the Company, the “Borrowers”), the several lenders from time to time party thereto, and Wells Fargo Capital Finance, LLC, as arranger and administrative agent (the “Agent”). The Credit Agreement provides for, among other things, (x) a $175 million senior secured revolving credit facility that matures on June 4, 2020, subject to certain springing maturity events and (y) an uncommitted accordion feature allowing for an increase to the availability under the revolving credit facility of up to $50 million, subject to certain conditions (the “Revolving Credit Facility”).

The Revolving Credit Facility (i) bears interest, at the Borrowers’ election, at (x) LIBOR (subject to a floor of 0%) plus a margin ranging from 150 basis points to 200 basis points, or (y) a base rate plus a margin ranging from 50 basis points to 100 basis points, in each case, based upon the monthly average excess availability under the Revolving Credit Facility, (ii) requires the Company to pay a monthly unused line fee equal to 25 basis points times the average unused availability under the Revolving Credit Facility, (iii) provides that if availability under the Revolving Credit Facility is less than 12.5% of the total commitment under the Revolving Credit Facility or if there exists an event of default, amounts in any of the Borrowers’ and the subsidiary guarantors’ deposit accounts (other than certain excluded accounts) will be transferred daily into a blocked account held by the Agent and applied to reduce the outstanding amounts under the Revolving Credit Facility, and (iv) requires the Company to maintain a minimum fixed charge coverage ratio of not less than 1.1 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Facility is less than 10% of the total commitment under the Revolving Credit Facility.

In connection with, and in order to permit under the Credit Agreement, the Senior Notes offering and the acquisition of Supreme, on August 16, 2017, the Company entered into the Third Amendment to the Credit Agreement (the “Third Amendment”). The Third Amendment also permitted the Company to incur certain other indebtedness in connection with the acquisition of Supreme and to acquire certain liens and obligations of Supreme upon the consummation of the acquisition.

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

The Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets. Subject to the terms of the Intercreditor Agreement, if the covenants under the Credit Agreement are breached, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral. Other customary events of default in the Credit Agreement include, without limitation, failure to pay obligations when due, initiation of insolvency proceedings, defaults on certain other indebtedness, and the incurrence of certain judgments that are not stayed, satisfied, bonded or discharged within 30 days.

As of September 30, 2017, the Company had no outstanding borrowings under the Credit Agreement and was in compliance with all covenants. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Facility, amounted to $323.3 million as of September 30, 2017.

Term Loan Credit Agreement

In May 2012, the Company entered into the Term Loan Credit Agreement (as amended, the “Term Loan Credit Agreement”), dated as of May 8, 2012, among the Company, the several lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent (the “Term Agent”), joint lead arranger and joint bookrunner, and Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunner, which provides for, among other things, (x) a senior secured term loan of $189.5 million that matures on March 19, 2022, subject to certain springing maturity events (the “Term Loans”), and (y) an uncommitted accordion feature to provide for additional senior secured term loans of up to $75 million plus an unlimited amount provided that the senior secured leverage ratio would not exceed 3.00 to 1.00, subject to certain conditions (the “Term Loan Facility”).

The Term Loans amortize in equal quarterly installments in aggregate amounts equal to 0.25% of the initial principal amount of the Term Loans, with the balance payable at maturity, and bear interest at a rate, at the Company’s election, equal to (i) LIBOR (subject to a floor of 0%) plus a margin of 275 basis points or (ii) a base rate plus a margin of 175 basis points. The Company is not subject to any financial covenants under the Term Loan Facility.

In connection with, and in order to permit under the Term Loan Credit Agreement, the Senior Notes offering and the acquisition of Supreme, on August 18, 2017, the Company entered into Amendment No. 4 to the Term Loan Credit Agreement (“Amendment No. 4”). Amendment No. 4 also permitted the Company to incur certain other indebtedness in connection with the Supreme acquisition and to acquire certain liens and obligations of Supreme upon the consummation of the Supreme acquisition.

The Term Loan Credit Agreement is guaranteed by certain of the Company’s subsidiaries, and is secured by (i) first-priority liens on and security interests in the Term Priority Collateral, and (ii) second-priority security interests in the Revolver Priority Collateral.

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

For the nine months ended September 30, 2017 and 2016, under the Term Loan Credit Agreement the Company paid interest of $5.7 million and $6.2 million, respectively, and principal of $1.4 million during each period. In connection with Amendment No. 3, the Company recognized a loss on debt extinguishment of $0.6 million during the first quarter of 2017 which was included in Other, net on the Company’s Condensed Consolidated Statements of Operations. As of September 30, 2017, the Company had $188.0 million outstanding under the Term Loan Credit Agreement, of which $1.9 million was classified as current on the Company’s Condensed Consolidated Balance Sheet.

For both the nine month periods ending September 30, 2017 and 2016, the Company incurred charges of $0.1 million for amortization of fees and original issuance discount, which are included in Interest Expense in the Condensed Consolidated Statements of Operations.

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

The investments purchased by the Company include mutual funds, $1.3 million of which are classified as Level 1, and life-insurance contracts valued based on the performance of underlying mutual funds, $13.1 million of which are classified as Level 2.

Additionally, upon the Company’s acquisition of Supreme, the Company acquired a pool of investments made by Supreme’s wholly owned captive insurance subsidiary. These investments are comprised of mutual funds, $2.9 million of which are classified as Level 1.

Estimated Fair Value of Debt

The estimated fair value of debt at September 30, 2017 consists primarily of the Convertible Senior Notes due 2018, Senior Notes due 2025 and borrowings under the Term Loan Credit Agreement (see Note 4). The fair value of the Convertible Senior Notes due 2018, Senior Notes due 2025, Term Loan Credit Agreement and the Revolving Credit Facility are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Revolving Credit Facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings. All other debt and capital lease obligations approximate their fair value as determined by discounted cash flows and are classified as Level 3.

The Company’s carrying and estimated fair value of debt at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017				December 31, 2016
	Carrying	Fair Value			Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Instrument
Convertible senior notes due 2018	$43,943	$-	$89,108	$-	$46,768	$-	$69,721	$-
Senior notes due 2025	319,309	-	331,500	-	-	-	-	-
Term loan credit agreement	187,250	-	188,519	-	188,540	-	189,470	-
Other debt	199	-	-	199	625	-	-	625
Capital lease obligations	1,487	-	-	1,487	1,903	-	-	1,903
	$552,188	$-	$609,127	$1,686	$237,836	$-	$259,191	$2,528

6.	STOCK-BASED COMPENSATION

The Company recognizes all share-based payments based upon their fair value. The Company values stock option awards using a binomial option-pricing model, which incorporates various assumptions including expected volatility, expected term, dividend yield and risk-free interest rates. The expected volatility is based upon the Company’s historical experience. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate utilized for periods throughout the contractual life of the options are based upon U.S. Treasury security yields at the time of grant. The Company grants restricted stock units subject to service, performance and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance based units is based on the market price of a share of underlying common stock at the date of grant. The fair value of the market based units is based on a lattice valuation model. The amount of compensation costs related to stock options, restricted stock units and performance units not yet recognized was $14.5 million at September 30, 2017 for which the expense will be recognized through 2020.

7.	CONTINGENCIES

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, and is periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations"). As of September 30, 2017, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

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

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil. On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damages amount was approximately R$26.7 million (Brazilian Reais), which was approximately $8.4 million U.S. dollars using the exchange rate as of September 30, 2017 and exclusive of any potentially court-imposed interest, fees or inflation adjustments. On October 5, 2016, the Court of Appeals re-heard all facts and legal questions presented in the case, and ruled in favor of the Company on all claims at issue. In doing so, the Court of Appeals dismissed all claims against the Company and vacated the judgment and damages previously ordered by the Fourth Civil Court of Curitiba. On September 30, 2017, BK filed its notice for a special appeal of the Court of Appeals ruling to the Superior Court of Justice and the Supreme Federal Court. However, unless these higher courts find in favor of BK on any of its claims, the judgment of the Court of Appeals is final. As a result of the Court of Appeals ruling, the Company does not expect that this proceeding will have a material adverse effect on its financial condition or results of operations; however, it will continue to monitor these legal proceedings.

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

Bulk Tank International, S. de R.L. de C.V. (“Bulk”), one of the companies acquired in the Walker acquisition, entered into agreements in 2011 with the Mexican federal environmental agency, PROFEPA, and the applicable state environmental agency, PROPAEG, pursuant to PROFEPA’s and PROPAEG’s respective environmental audit programs to resolve noncompliance with federal and state environmental laws at Bulk’s Guanajuato facility. Bulk completed all required corrective actions, received a Certification of Clean Industry from PROPAEG and, effective May 27, 2017, received the same certification from PROFEPA. As a result, the Company does not expect that this matter will have a material adverse effect on its financial condition or results of operations.

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

Supreme Litigation

Prior to the Company’s acquisition of Supreme, a complaint was filed against Supreme Corporation, a subsidiary of Supreme, in a suit (SVI, Inc. v. Supreme Corporation, Hometown Trolley (a/k/a Double K, Inc.) and Dustin Pence) in the United States District Court, District of Nevada on May 16, 2016.  The plaintiff is Supreme’s former trolley distributor.  The plaintiff filed an amended complaint on January 3, 2017, which alleges that Supreme’s sale of its trolley assets to another trolley manufacturer was improper.  Supreme filed a motion to dismiss, which was granted in part on May 30, 2017.  The remaining claims alleged against Supreme include: (i) misappropriation of trade secrets; (ii) civil conspiracy/collusion; (iii) tortious interference with contractual relationships; (iv) breach of contract; and (v) breach of the covenant of good faith and fair dealing.  The plaintiff alleges damages amounting to approximately $40,000,000.  However, due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable; and management is vigorously defending the matter.  As a result, management does not believe this matter will have a material adverse effect on its financial condition or results of operations.

Prior to the Company’s acquisition of Supreme on November 4, 2016, a putative class action lawsuit was filed against the Company’s newly acquired subsidiary, Supreme, Mark D. Weber (Supreme’s Chief Executive Officer) and Matthew W. Long (Supreme’s former Chief Financial Officer) in the United States District Court for the Central District of California alleging the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 by making material, misleading statements in July 2016 regarding projected backlog.  The plaintiff seeks to recover unspecified damages.  On February 14, 2017, the court transferred the venue of the case to the Northern District of Indiana upon the joint stipulation of the plaintiff and the defendants.  An amended complaint was filed on April 24, 2017 challenging statements made during a putative class period of October 22, 2015 through October 21, 2016.  Due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable; management is vigorously defending the matter.  As a result, management does not believe this matter will have a material adverse effect on its financial condition or results of operations.

Consigned Inventories

The Company, through our subsidiary Supreme, obtains most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements.  Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders.  Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at the Company’s various facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement.  The manufacturer transfers the chassis to the Company on a “restricted basis,” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers.  The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with General Motors and Ally Bank, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by General Motors upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by General Motors.  Accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer.  Under these agreements, if the chassis is not delivered to a customer within a specified time frame the Company is required to pay a finance or storage charge on the chassis.  Additionally, the Company receives finance support funds from General Motors when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company. At September 30, 2017, chassis inventory, accounted for as consigned inventory to the Company by the manufacturers, aggregated approximately $13.0 million.

8.	NET INCOME PER SHARE

Per share results have been calculated based on the average number of common shares outstanding. The calculation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic net income per share:
Net income applicable to common stockholders	$18,947	$33,378	$62,066	$96,433
Weighted average common shares outstanding	58,994	63,604	59,675	64,488
Basic net income per share	$0.32	$0.52	$1.04	$1.50

Diluted net income per share:
Net income applicable to common stockholders	$18,947	$33,378	$62,066	$96,433

Weighted average common shares outstanding	58,994	63,604	59,675	64,488
Dilutive shares from assumed conversion of convertible senior notes	1,701	1,172	1,713	743
Dilutive stock options and restricted stock	1,540	1,256	1,527	1,222
Diluted weighted average common shares outstanding	62,235	66,032	62,915	66,453
Diluted net income per share	$0.30	$0.51	$0.99	$1.45

Average diluted shares outstanding for the three and nine month periods ended September 30, 2016 exclude options to purchase common shares totaling 426 and 556, respectively, because the exercise prices were greater than the average market price of the common shares. The calculation of diluted net income per share for the three and nine month periods ended September 30, 2017 and 2016 includes the impact of the Company’s Notes as the average stock price of the Company’s common stock during the period was above the initial conversion price of approximately $11.70 per share.

9.	INCOME TAXES

The Company recognized income tax expense of $32.3 million in the first nine months of 2017 compared to $53.8 million for the same period in the prior year. The effective tax rate for the first nine months of 2017 and 2016 were 34.2% and 35.8%, respectively. These effective tax rates differ from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes offset by the benefit of the U.S. Internal Revenue Code domestic manufacturing deduction and, in 2017, the recognition of excess tax benefits on stock-based compensation.

10.	OTHER ACCRUED LIABILITIES

The following table presents major components of Other Accrued Liabilities (in thousands):

	September 30,	December 31,
	2017	2016
Customer deposits	$30,702	$19,302
Payroll and related taxes	29,523	26,793
Warranty	21,107	20,520
Self-insurance	11,469	8,387
Accrued taxes	7,320	6,400
All other	12,765	10,912
	$112,886	$92,314

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	September 30,	September 30,
	2017	2016
Balance as of January 1	$20,520	$19,709
Provision for warranties issued in current year	4,159	5,368
Supreme Acquisition	1,581	-
(Recovery of) Provision for pre-existing warranties	(225)	126
Payments	(4,928)	(4,918)
Balance as of September 30	$21,107	$20,285

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

As a result of the Supreme acquisition which took place on September 27, 2017, the operating activities of Supreme from the date of acquisition through September 30, 2017 were not material to the Company and were excluded from the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017. Supreme assets as of September 30, 2017, which are considered preliminary and subject to adjustment, are presented within the corporate and eliminations segment. Beginning with the fourth quarter of 2017, the Company expects to implement a new reporting segment referred to as the Final Mile Products segment, which will include the Supreme operations and certain other truck body operations currently in the Company’s Commercial Trailer Products segment.

Reportable segment information is as follows (in thousands):

	Commercial	Diversified	Corporate and
Three Months Ended September 30,	Trailer Products	Products	Eliminations	Consolidated
2017
Net Sales
External Customers	$339,494	$85,604	$-	$425,098
Intersegment Sales	(2)	3,246	(3,244)	-
Total Net Sales	$339,492	$88,850	$(3,244)	$425,098

Income (Loss) from operations	$36,319	$5,178	$(14,906)	$26,591
Assets	$362,209	$356,147	$660,771	$1,379,127

2016
Net Sales
External Customers	$380,514	$83,758	$-	$464,272
Intersegment Sales	-	3,692	(3,692)	-
Total Net Sales	$380,514	$87,450	$(3,692)	$464,272

Income (Loss) from operations	$55,043	$6,224	$(6,412)	$54,855
Assets	$362,337	$386,255	$243,225	$991,817

	Commercial	Diversified	Corporate and
Nine Months Ended September 30,	Trailer Products	Products	Eliminations	Consolidated
2017
Net Sales
External Customers	$962,371	$261,346	$-	$1,223,717
Intersegment Sales	50	8,241	(8,291)	-
Total Net Sales	$962,421	$269,587	$(8,291)	$1,223,717

Income (Loss) from operations	$111,865	$14,844	$(31,186)	$95,523
Assets	$362,209	$356,147	$660,771	$1,379,127

2016
Net Sales
External Customers	$1,126,752	$256,635	$-	$1,383,387
Intersegment Sales	15	9,974	(9,989)	-
Total Net Sales	$1,126,767	$266,609	$(9,989)	$1,383,387

Income (Loss) from operations	$162,435	$23,471	$(23,995)	$161,911
Assets	$362,337	$386,255	$243,225	$991,817

b. Product Information

The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Commercial	Diversified	Corporate and
	Trailer Products	Products	Eliminations	Consolidated
Three Months Ended September 30,	$	$	$	$	%
2017
New Trailers	319,463	35,225	-	354,688	83.4
Used Trailers	3,245	601	-	3,846	0.9
Components, parts and service	12,255	27,881	(3,244)	36,892	8.7
Equipment and other	4,529	25,143	-	29,672	7.0
Total net sales	339,492	88,850	(3,244)	425,098	100.0

2016
New Trailers	360,023	32,280	(89)	392,214	84.5
Used Trailers	2,923	621	-	3,544	0.8
Components, parts and service	14,038	29,308	(3,603)	39,743	8.6
Equipment and other	3,530	25,241	-	28,771	6.1
Total net sales	380,514	87,450	(3,692)	464,272	100.0

Nine Months Ended September 30,
2017
New Trailers	906,058	99,210	-	1,005,268	82.1
Used Trailers	5,368	2,457	-	7,825	0.6
Components, parts and service	38,100	93,750	(8,291)	123,559	10.1
Equipment and other	12,895	74,170	-	87,065	7.2
Total net sales	962,421	269,587	(8,291)	1,223,717	100.0

2016
New Trailers	1,061,819	96,285	(89)	1,158,015	83.7
Used Trailers	10,202	2,615	-	12,817	0.9
Components, parts and service	43,108	88,653	(9,900)	121,861	8.8
Equipment and other	11,638	79,056	-	90,694	6.6
Total net sales	1,126,767	266,609	(9,989)	1,383,387	100.0

12.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue. Furthermore, the FASB issued additional amendments and technical corrections related to ASU 2014-09 during 2016, which are considered in our evaluation of this standard. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date of these standards will be the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company has identified the revenue streams and the related performance obligations and pricing arrangements within each of its product lines. The Company is evaluating contractual terms, such as customer acceptance clauses, payment terms, shipping instructions, and timing of shipments against the new standards to determine the impact on the Company’s financial statements. A representative sample of contracts from 2016 and the first half of 2017 have been reviewed with no findings that impact the financial statements. The Company plans to review more contracts from the second half of 2017, including contracts for Supreme, in the fourth quarter of 2017. The Company is planning to use the modified retrospective method to transition to the new standard and is still evaluating the potential impact, if any, of the adoption on its financial statements and related disclosures. The Company expects to conclude this evaluation in the fourth quarter of 2017.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report of Wabash National Corporation (together with its subsidiaries, the “Company,” “Wabash,” “we” or “us”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forward-looking statements” include, but are not limited to, statements regarding:

•	our business plan;

•	our ability to effectively integrate Supreme and realize expected synergies and benefits from the Supreme acquisition;

•	our expected revenues, income or loss;

•	our ability to manage our indebtedness;

•	our strategic plan and plans for future operations;

•	financing needs, plans and liquidity, including for working capital and capital expenditures;

•	our ability to achieve sustained profitability;

•	reliance on certain customers and corporate relationships;

•	availability and pricing of raw materials;

•	availability of capital and financing;

•	dependence on industry trends;

•	the outcome of any pending litigation or notice of environmental dispute;

•	export sales and new markets;

•	engineering and manufacturing capabilities and capacity;

•	acceptance of new technology and products;

•	government regulation; and

•	assumptions relating to the foregoing.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.7	82.0	84.6	81.6
Gross profit	14.3	18.0	15.4	18.4

General and administrative expenses	3.8	3.7	4.4	4.0
Selling expenses	1.3	1.4	1.4	1.5
Amortization of intangibles	1.0	1.1	1.0	1.1
Acquisition expenses	2.0	-	0.7
Impairment of goodwill	-	-	-	0.1
Income from operations	6.2	11.8	7.9	11.7

Interest expense	(0.7)	(0.8)	(0.7)	(0.9)
Other, net	1.5	0.2	0.5	0.1
Income before income taxes	7.0	11.2	7.7	10.9

Income tax expense	2.5	4.0	2.6	3.9
Net income	4.5%	7.2%	5.1%	7.0%

For the three and nine month period ended September 30, 2017, we recorded net sales of $425.1 million and $1,223.7 million, respectively, compared to $464.3 million and $1,383.4 million, respectively, in the prior year periods. Net sales for the three month period ended September 30, 2017 decreased $39.2 million, or 8.4%, compared to the prior year period, due primarily to a decrease in new trailer shipments of approximately 1,600 units. Gross profit margin decreased to 14.3% in the third quarter of 2017 compared to 18.0% in the prior year period driven by lower volumes and higher commodity costs. While 2017 will likely reflect a pullback in overall trailer demand from levels achieved in 2016, we continue to be encouraged by the strong market demand within the dry and refrigerated trailer segment as well as the expectation that overall industry shipment and production levels will remain above replacement demand for the remainder of 2017 as many key structural and market drivers continue to support healthy demand for new trailers. In addition, we expect to continue our focused efforts to drive ongoing improvements throughout the business, deliver new opportunities to expand our customer base and focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

For the three month period ended September 30, 2017, selling, general and administrative expenses decreased $2.0 million as compared to the same period in 2016 primarily due to decreases in outside services and professional fees and salaries and employee related costs, including employee incentive programs. As a percentage of net sales, selling, general and administrative expenses remained consistent at 5.1% in the third quarter of 2017 and the third quarter of 2016.

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

On September 27, 2017, we completed the acquisition of Supreme following a cash tender offer by us for all outstanding shares of Supreme’s Class A and Class B common stock for $21 per share and an aggregate consideration paid of $360.4 million. Supreme is one of the nation’s leading manufacturers of specialized commercial vehicles, including cutaway and dry-freight van bodies, refrigerated units, and stake bodies. This acquisition allows us to accelerate our growth and greatly expand our presence in the final mile space, with increased distribution paths and greater customer reach, and supports our objective to transform our business into a more diversified industrial manufacturer. The operating activities of Supreme from the date of acquisition through September 30, 2017 were not considered material and were excluded from our results for both the three and nine month periods ended September 30, 2017 discussed below.

Beginning with the fourth quarter of 2017, we expect to implement a new reporting segment referred to as the Final Mile Products segment, which will include the Supreme operations and certain other truck body operations currently in our Commercial Trailer Products segment.

Three Months Ended September 30, 2017

Net Sales

Net sales in the third quarter of 2017 decreased $39.2 million, or 8.4%, compared to the third quarter of 2016. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended September 30,
(prior to elimination of intersegment sales)			Change
	2017	2016	$	%
Sales by Segment
Commercial Trailer Products	$339,492	$380,514	$(41,022)	(10.8)
Diversified Products	88,851	87,450	1,401	1.6
Eliminations	(3,245)	(3,692)
Total	$425,098	$464,272	$(39,174)	(8.4)

New Trailers	(units)
Commercial Trailer Products	13,350	14,900	(1,550)	(10.4)
Diversified Products	550	550	-	-
Total	13,900	15,450	(1,550)	(10.0)

Used Trailers	(units)
Commercial Trailer Products	300	200	100	50.0
Diversified Products	50	50	-	-
Total	350	250	100	40.0

Commercial Trailer Products segment sales prior to the elimination of intersegment sales were $339.5 million for the third quarter of 2017, a decrease of $41.0 million, or 10.8%, compared to the third quarter of 2016. Trailers shipped during the third quarter of 2017 totaled 13,350 trailers compared to 14,900 trailers in the prior year period, a 10.4% decrease due to lower demand. The decrease in new trailer shipments as well as an approximately 0.7% reduction in average selling price of trailers as compared to the prior year period, resulted in a $40.6 million, or 11.3%, decrease in new trailer sales. Parts and service revenue for the third quarter of 2017 totaled $12.3 million, a decrease of $1.7 million, or 12.1%, as compared to the third quarter of 2016 primarily due to fewer retail branch locations in the current year. Used trailer sales increased $0.3 million, or 11.0%, compared to the prior year period primarily due to increased availability of used trailers in the third quarter of 2017 compared to the prior year period.

Diversified Products segment sales prior to the elimination of intersegment sales were $88.9 million for the third quarter of 2017, up by $1.4 million, or 1.6%, compared to the third quarter of 2016. New trailer sales increased $2.9 million, or 9.1%, from the prior year period due primarily to higher average selling prices and product mix as new trailer shipments for the third quarters of 2017 and 2016 were consistent at 550 units. Equipment sales decreased $0.2 million, or 0.8%, compared to the prior year period as a result of lower demand for our non-trailer related products. Sales of our parts and service product offerings totaled $27.9 million for the third quarter of 2017, a decrease of $1.0 million or 3.5% as compared to the prior year period.

Cost of Sales

Cost of sales was $364.1 million in the third quarter of 2017, a decrease of $16.7 million, or 4.4%, as compared to the prior year period.  Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.

Commercial Trailer Products segment cost of sales was $295.8 million in the third quarter of 2017, a decrease of $20.1 million, or 6.4%, compared to the prior year period.  The decrease was primarily driven by a $17.1 million reduction in materials costs as lower production volumes more than offset the increase in commodity costs as compared to the prior year period. Other manufacturing costs decreased $2.9 million as compared to the prior year period due to lower new trailer production volumes.

Diversified Products segment cost of sales, prior to the elimination of intersegment sales, was $71.5 million in the third quarter of 2017, an increase of $3.4 million, or 5.0%, compared to the third quarter of 2016.  The increase was primarily driven by a $3.0 million increase in materials costs and a $0.4 million increase in other manufacturing costs related to product mix.

Gross Profit

Gross profit was $61.0 million in the third quarter of 2017, a decrease of $22.5 million from the prior year period. Gross profit as a percentage of sales was 14.3% for the current quarter and 18.0% for the same period in 2016. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended September 30,
			Change
	2017	2016	$	%
Gross Profit by Segment
Commercial Trailer Products	$43,849	$64,682	$(20,833)	(32.2)
Diversified Products	17,378	18,946	(1,568)	(8.3)
Corporate	(263)	(169)	(94)
Total	$60,964	$83,459	$(22,495)	(27.0)

Commercial Trailer Products segment gross profit was $43.8 million for the third quarter of 2017 compared to $64.7 million for the third quarter of 2016. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 12.9% in the third quarter of 2017 compared to 17.0% in the 2016 period. The decrease in gross profit margin as compared to the prior year period was primarily driven by decreases in new trailer shipments combined with higher commodity costs.

Diversified Products segment gross profit was $17.4 million for the third quarter of 2017 compared to $18.9 million in the same quarter of 2016. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 19.6% in the third quarter of 2017 compared to 21.8% in the 2016 period. The decrease in gross profit as a percentage of net sales compared to the prior year period was primarily driven by product mix and higher commodity costs.

General and Administrative Expenses

General and administrative expenses for the third quarter of 2017 decreased $1.1 million, or 6.6%, from the prior year period primarily due to decreases in outside services and professional fee expenditures totaling $1.0 million. As a percentage of sales, general and administrative expenses were 3.8% for the 2017 period as compared to 3.7% for the same period of 2016.

Selling Expenses

Selling expenses were $5.5 million in the third quarter of 2017, a decrease of $0.9 million, or 14.3%, compared to the prior year period primarily due to a $0.8 million decrease in salaries and employee related costs, including employee incentive programs. As a percentage of net sales, selling expenses were 1.3% for the third quarter of 2017, down slightly from 1.4% for the third quarter of 2016.

Amortization of Intangibles

Amortization of intangibles was $4.1 million for the third quarter of 2017 compared to $5.0 million in the prior year period. Amortization of intangibles for both periods were primarily the result of expenses recognized for intangible assets recorded from the acquisition of Walker Group Holdings (“Walker”) in May 2012 and certain assets of Beall Corporation (“Beall”) in February 2013.

Acquisition Expenses

Acquisition expenses totaling $8.7 million for the third quarter of 2017 represent costs incurred in connection with the acquisition of Supreme including fees paid to an investment banker for acquisition services and the related bridge financing commitment, as well as professional fees for diligence, legal, and accounting.

Other Income (Expense)

Interest expense for the third quarter of 2017 totaled $3.2 million compared to $3.9 million in the third quarter of 2016. Interest expense for both periods is primarily related to interest and non-cash accretion charges on our Notes (as defined below) and Term Loan Credit Agreement (as defined below). The decrease from the prior year period is primarily due to the repurchase of Notes completed over the previous twelve months.

Other, net for the third quarter of 2017 represented income of $6.3 million as compared to income of $0.8 million for the prior year period. The current year period primarily consists of a $5.6 million gain on the sale of our retail branch locations in Dallas and San Antonio, Texas to an independent dealer facility.

Income Taxes

We recognized income tax expense of $10.7 million for the third quarter of 2017 compared to $18.4 million for the same period in the prior year. The effective tax rate for the third quarter of 2017 and 2016 were 36.2% and 35.5%, respectively. These effective tax rates differ from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes offset by the benefit of the U.S. Internal Revenue Code domestic manufacturing deduction.

Nine Months Ended September 30, 2017

Net Sales

Net sales in the first nine months of 2017 decreased $159.7 million, or 11.5%, compared to the first nine months of 2016. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Nine Months Ended September 30,
(prior to elimination of intersegment sales)			Change
	2017	2016	$	%
Sales by Segment
Commercial Trailer Products	$962,421	$1,126,767	$(164,346)	(14.6)
Diversified Products	269,587	266,609	2,978	1.1
Eliminations	(8,291)	(9,989)
Total	$1,223,717	$1,383,387	$(159,670)	(11.5)

New Trailers	(units)
Commercial Trailer Products	37,300	44,250	(6,950)	(15.7)
Diversified Products	1,600	1,600	-	-
Total	38,900	45,850	(6,950)	(15.2)

Used Trailers	(units)
Commercial Trailer Products	450	750	(300)	(40.0)
Diversified Products	100	100	-	-
Total	550	850	(300)	(35.3)

Commercial Trailer Products segment sales prior to the elimination of intersegment sales were $962.4 million for the first nine months of 2017, a decrease of $164.3 million, or 14.6%, compared to the first nine months of 2016. Trailers shipped during the first nine months of 2017 totaled 37,300 trailers compared to 44,250 trailers in the prior year period, a 15.7% decrease, due to lower demand. The decrease in new trailer shipments compared to the prior year period resulted in $155.8 million decrease in sales. Parts and service revenue for the nine month period of 2017 totaled $38.1 million, a decrease of $4.9 million or 11.4% from the prior year period due to fewer retail branch locations in the current year. Used trailer sales decreased $4.8 million, or 47.4%, compared to the prior year period primarily due to decreased availability through trade packages as 300 fewer used trailers were shipped in the first nine months of 2017 compared to the prior year period.

Diversified Products segment sales prior to the elimination of intersegment sales were $269.6 million for the first nine months of 2017, an increase of $3.0 million, or 1.1%, compared to the same period of 2016. New trailer shipments for the first nine months of 2017 remained consistent with the prior year period as new trailer shipments totaled 1,600 units in both periods. Parts and service sales increased $5.2 million, or 5.8%, as compared to the prior year period due to strong demand for our composite product offerings. Equipment sales decreased $4.5 million, or 6.1%, compared to the prior year period as a result of lower demand for our non-trailer products and truck-mounted equipment.

Cost of Sales

Cost of sales was $1,035.7 million in the first nine months of 2017, a decrease of $93.6 million, or 8.3%, as compared to the prior year period.  Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.

Commercial Trailer Products segment cost of sales was $825.7 million in the first nine months of 2017, a decrease of $107.0 million, or 11.5%, compared to the prior year period.  The decrease was primarily driven by an $88.1 million reduction in materials costs as lower production volumes more than offset the increase in commodity costs as compared to the prior year period. Other manufacturing costs decreased $18.8 million as compared to the prior year period due to lower new trailer shipments.

Diversified Products segment cost of sales, prior to the elimination of intersegment sales, was $217.5 million in the first nine months of 2017, an increase of $12.9 million, or 6.3%, compared to the first nine months of 2016.  The increase was primarily driven by a $13.4 million increase in materials costs due to higher commodity costs offset by a $0.5 million reduction in other manufacturing costs related to product mix and operational efficiencies.

Gross Profit

Gross profit was $188.0 million in the first nine months of 2017, a decrease of $66.1 million from the prior year period. Gross profit as a percentage of sales was 15.4% for the first nine months and 18.4% for the same period in 2016. Gross profit by segment was as follows (dollars in thousands):

	Nine Months Ended September 30,
			Change
	2017	2016	$	%
Gross Profit by Segment
Commercial Trailer Products	$136,858	$194,104	$(57,246)	(29.5)
Diversified Products	52,120	62,095	(9,975)	(16.1)
Corporate	(979)	(2,150)	1,171
Total	$187,999	$254,049	$(66,050)	(26.0)

Commercial Trailer Products segment gross profit was $136.9 million for the first nine months of 2017 compared to $194.1 million for the prior year period. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 14.2% in 2017 compared to 17.2% in the 2016 period. The decrease in gross profit margin as compared to the prior year period was primarily driven by decreases in new trailer shipments during the quarter as well as higher commodity costs.

Diversified Products segment gross profit was $52.1 million for the first nine months of 2017 compared to $62.1 million in the same period of 2016. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 19.3% in the 2017 period compared to 23.3% in the 2016 period. The decrease in gross profit as a percentage of net sales compared to the prior year period was due primarily driven by product mix, higher commodity costs and lower volume for our non-trailer related equipment and other engineered products.

General and Administrative Expenses

General and administrative expenses for the first nine months of 2017 decreased $1.6 million, or 2.9%, from the prior year period as a result of a $0.9 million decrease in salaries and employee related costs, including employee incentive programs and a decrease in outside services and professional fee expenditures and various other expenses totaling $0.7 million. As a percentage of sales, general and administrative expenses were 4.4% for the first nine months of 2017 as compared to 4.0% for the same period of 2016.

Selling Expenses

Selling expenses were $17.6 million in the first nine months of 2017, a decrease of $2.9 million, or 14.0%, compared to the prior year period, as a result of a $2.1 million decrease in salaries and employee related costs, including employee incentive programs and decreases in advertising and promotional efforts, travel expenses and various other expenses totaling $0.7 million. As a percentage of net sales, selling expenses were 1.4% for the 2017 period, down from 1.5% for the prior year period.

Amortization of Intangibles

Amortization of intangibles was $12.7 million for the first nine months of 2017 compared to $15.0 million in the prior year period. Amortization of intangibles for both periods were primarily the result of expenses recognized for intangible assets recorded from the acquisition of Walker in May 2012 and certain assets of Beall in February 2013.

Acquisition Expenses

Acquisition expenses totaling $8.7 million for the first nine months of 2017 represent related costs incurred in connection with the Supreme acquisition including fees paid to an investment banker for acquisition services and the related bridge financing commitment, as well as professional fees for diligence, legal, and accounting.

Other Income (Expense)

Interest expense for the first nine months of 2017 totaled $9.1 million compared to $11.9 million in the prior year period. Interest expense for both periods is primarily related to interest and non-cash accretion charges on our Notes and Term Loan Credit Agreement. The decrease from the prior year period is primarily due to the repurchase of Notes completed over the previous twelve months.

Other, net for the first nine months of 2017 represented income of $7.9 million as compared to income of $0.2 million for the prior year period. The current year period primarily consists of an $8.1 million gain on the sale of certain retail branch assets.

Income Taxes

We recognized income tax expense of $32.3 million in the first nine months of 2017 compared to $53.8 million for the same period in the prior year. The effective tax rate for the first nine months of 2017 and 2016 were 34.2% and 35.8%, respectively. These effective tax rates differ from the U.S. Federal statutory rate of 35% primarily due to the impact of state and local taxes offset by the benefit of the U.S. Internal Revenue Code domestic manufacturing deduction and, in 2017, the recognition of excess tax benefits on stock-based compensation.

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of debt and equity. As of September 30, 2017, our debt to equity ratio was approximately 1.1:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. We believe this objective will be achieved through a balanced capital allocation strategy of maintaining strong liquidity, deleveraging our balance sheet, investing in the business, both organically and strategically, and returning capital to our shareholders. For the remainder of 2017, we expect to continue our commitment to fund our working capital requirements and capital expenditures while also returning capital to our shareholders and deleveraging our balance sheet through cash flows from operations as well as available borrowings under our existing Credit Agreement (as defined below).

Debt Agreements and Related Amendments

Convertible Senior Notes

In April 2012, we issued Convertible Senior Notes due 2018 (the “Convertible Notes”) in a public offering with an aggregate principal amount of $150 million. The Convertible Notes bear interest at the rate of 3.375% per annum from the date of issuance, payable semi-annually on May 1 and November 1, and mature on May 1, 2018. The Convertible Notes are senior unsecured obligations and rank equally with our existing and future senior unsecured debt. We used the net proceeds of $145.1 million from the sale of the Convertible Notes to fund a portion of the purchase price of the acquisition of Walker in May 2012.

The Convertible Notes are convertible by their holders into cash, shares of our common stock or any combination thereof at our election, at an initial conversion rate of 85.4372 shares of our common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share, only under the following circumstances: (A) before November 1, 2017, (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture for the Convertible Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events as described in the indenture for the Convertible Notes; and (B) at any time on or after November 1, 2017 until the close of business on the second business day immediately preceding the maturity date.

As of September 30, 2017, we determined that the Convertible Notes would be convertible during the calendar quarter ending December 31, 2017 based on the criteria above. If the Convertible Notes outstanding at September 30, 2017 had been converted as of September 30, 2017, the if-converted value would exceed the principal amount by approximately $43 million. It is our intent to settle conversions in cash for both the principal portion and the excess of the conversion value over the principal portion. The Convertible Notes mature on May 1, 2018 and are classified as current within the Condensed Consolidated Balance Sheet.

We account separately for the liability and equity components of the Convertible Notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. The guidance requires the carrying amount of the liability component to be estimated by measuring the fair value of a similar liability that does not have an associated conversion feature. We determined that senior, unsecured corporate bonds traded on the market represent a similar liability to the Convertible Notes without the conversion option. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, we estimated the implied interest rate of the Convertible Notes to be 7.0%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the Convertible Notes, which resulted in a fair value of the liability component of $123.8 million upon issuance, calculated as the present value of implied future payments based on the $150.0 million aggregate principal amount. The $21.7 million difference between the cash proceeds before offering expenses of $145.5 million and the estimated fair value of the liability component was recorded in additional paid-in capital. The discount on the liability portion of the Convertible Notes is being amortized over the life of the Convertible Notes using the effective interest rate method.

For the nine months ended September 30, 2017, we repurchased $4.1 million in principal of such Notes for $7.5 million, excluding accrued interest. Additionally, in 2016 we acquired $82.0 million in principal for $98.9 million, excluding accrued interest. For the nine months ended September 30, 2017 and 2016 we recognized a loss on debt extinguishment of $0.1 million and $0.5 million, respectively, for repurchase activity, which is included in Other, net on the Condensed Consolidated Statements of Operations.

Senior Notes

On September 26, 2017, we issued Senior Notes due 2025 (the “Senior Notes”) in an offering pursuant to Rule 144A or Regulation S under the Securities Act of 1933, as amended, with an aggregate principal amount of $325 million. The Senior Notes bear interest at the rate of 5.50% per annum from the date of issuance, and will pay interest semi-annually in cash on April 1 and October 1 of each year, beginning on April 1, 2018. We used the net proceeds of $318.9 million from the sale of the Senior Notes to finance a portion of the acquisition of Supreme and to pay related fees and expenses.

The Senior Notes will mature on October 1, 2025. At any time prior to October 1, 2020, we may redeem some or all of the Senior Notes for cash at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes being redeemed plus an applicable make-whole premium set forth in the indenture for the Senior Notes and accrued and unpaid interest to, but not including, the redemption date. Prior to October 1, 2020, we may redeem up to 40% of the Senior Notes at a redemption price of 105.50% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date, with the proceeds of certain equity offerings so long as if, after any such redemption occurs, at least 60% of the aggregate principal amount of the Senior Notes remains outstanding. On and after October 1, 2020, we may redeem some or all of the Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 102.750% for the twelve-month period beginning on October 1, 2020, 101.375% for the twelve-month period beginning October 1, 2021 and 100.000% beginning on October 1, 2022, plus accrued and unpaid interest to, but not including, the redemption date. Upon the occurrence of a Change of Control (as defined in the indenture for the Senior Notes), unless we have exercised our optional redemption right in respect of the Senior Notes, the holders of the Senior Notes have the right to require us to repurchase all or a portion of the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest to, but not including, the date of repurchase.

The Senior Notes are guaranteed on a senior unsecured basis by all of our direct and indirect existing and future domestic restricted subsidiaries, subject to certain restrictions. The Senior Notes and related guarantees are our and the guarantors’ general unsecured senior obligations and are subordinate to all of our and the guarantors’ existing and future secured debt to the extent of the assets securing that secured obligation. In addition, the Senior Notes are structurally subordinate to any existing and future debt of any of our subsidiaries that are not guarantors, to the extent of the assets of those subsidiaries.

The indenture for the Senior Notes restricts our ability and the ability of certain of its subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, its capital stock or with respect to any other interest or participation in, or measured by, its profits; (iii) make loans and certain investments; (iv) sell assets; (v) create or incur liens; (vi) enter into transactions with affiliates; and (vii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications. During any time when the Senior Notes are rated investment grade by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the indenture for the Senior Notes) has occurred and is continuing, many of such covenants will be suspended and the Company and its subsidiaries will not be subject to such covenants during such period.

The indenture for the Senior Notes contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs.

Contractual coupon interest expense and accretion of discount and fees for the Senior Notes for the nine month period ended September 30, 2017 was $0.2 million and is included in Interest Expense on our Condensed Consolidated Statements of Operations.

Revolving Credit Agreement

In May 2012, we entered into the Amended and Restated Credit Agreement (as subsequently amended, the “Credit Agreement”), dated as of May 8, 2012, among us, certain of our subsidiaries from time to time party thereto (together with us, the “Borrowers”), the several lenders from time to time party thereto, and Wells Fargo Capital Finance, LLC, as arranger and administrative agent (the “Agent”). The Credit Agreement provides for, among other things, (x) a $175 million senior secured revolving credit facility that matures on June 4, 2020, subject to certain springing maturity events and (y) an uncommitted accordion feature allowing for an increase to the availability under the revolving credit facility of up to $50 million, subject to certain conditions (the “Revolving Credit Facility”).

The Revolving Credit Facility (i) bears interest, at the Borrowers’ election, at (x) LIBOR (subject to a floor of 0%) plus a margin ranging from 150 basis points to 200 basis points, or (y) a base rate plus a margin ranging from 50 basis points to 100 basis points, in each case, based upon the monthly average excess availability under the Revolving Credit Facility, (ii) requires us to pay a monthly unused line fee equal to 25 basis points times the average unused availability under the Revolving Credit Facility, (iii) provides that if availability under the Revolving Credit Facility is less than 12.5% of the total commitment under the Revolving Credit Facility or if there exists an event of default, amounts in any of the Borrowers’ and the subsidiary guarantors’ deposit accounts (other than certain excluded accounts) will be transferred daily into a blocked account held by the Agent and applied to reduce the outstanding amounts under the Revolving Credit Facility, and (iv) requires us to maintain a minimum fixed charge coverage ratio of not less than 1.1 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Facility is less than 10% of the total commitment under the Revolving Credit Facility.

In connection with, and in order to permit under the Credit Agreement, the Senior Notes offering and the acquisition of Supreme, on August 16, 2017, we entered into the Third Amendment to the Credit Agreement (the “Third Amendment”). The Third Amendment also permitted us to incur certain other indebtedness in connection with the acquisition of Supreme and to acquire certain liens and obligations of Supreme upon the consummation of the acquisition.

The Credit Agreement is guaranteed by certain of our subsidiaries (the “Revolver Guarantors”) and is secured by (i) first priority security interests (subject only to customary permitted liens and certain other permitted liens) in substantially all personal property of the Borrowers and the Revolver Guarantors, consisting of accounts receivable, inventory, cash, deposit and securities accounts and any cash or other assets in such accounts and, to the extent evidencing or otherwise related to such property, all general intangibles, licenses, intercompany debt, letter of credit rights, commercial tort claims, chattel paper, instruments, supporting obligations, documents and payment intangibles (collectively, the “Revolver Priority Collateral”), and (ii) second-priority liens on and security interests in (subject only to the liens securing the Term Loan Credit Agreement (as defined below), customary permitted liens and certain other permitted liens) (A) equity interests of each direct subsidiary held by the Borrower and each Revolver Guarantor (subject to customary limitations in the case of the equity of foreign subsidiaries), and (B) substantially all other tangible and intangible assets of the Borrowers and the Revolver Guarantors including equipment, general intangibles, intercompany notes, insurance policies, investment property, intellectual property and material owned real property (in each case, except to the extent constituting Revolver Priority Collateral) (collectively, the “Term Priority Collateral”). The respective priorities of the security interests securing the Credit Agreement and the Term Loan Credit Agreement are governed by an Intercreditor Agreement between the Revolver Agent and the Term Agent (as defined below) (the “Intercreditor Agreement”).

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

As of September 30, 2017, we were in compliance with all covenants of the Credit Agreement.

Term Loan Credit Agreement

In May 2012, we entered into a Term Loan Credit Agreement (as amended, the “Term Loan Credit Agreement”), dated as of May 8, 2012, among us, the several lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent (the “Term Agent”), joint lead arranger and joint bookrunner, and Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunner, which provides for, among other things, (x) a senior secured term loan of $189.5 million that matures on March 19, 2022, subject to certain springing maturity events (the “Term Loans”), and (y) an uncommitted accordion feature to provide for additional senior secured term loans of up to $75 million plus an unlimited amount provided that the senior secured leverage ratio would not exceed 3.00 to 1.00, subject to certain conditions (the “Term Loan Facility”).

The Term Loans amortize in equal quarterly installments in aggregate amounts equal to 0.25% of the initial principal amount of the Term Loans, with the balance payable at maturity, and bear interest at a rate, at the Company’s election, equal to (i) LIBOR (subject to a floor of 0%) plus a margin of 275 basis points or (ii) a base rate plus a margin of 175 basis points. We are not subject to any financial covenants under the Term Loan Facility.

In connection with, and in order to permit under the Term Loan Credit Agreement, the Senior Notes offering and the acquisition of Supreme, on August 18, 2017, we entered into Amendment No. 4 to the Term Loan Credit Agreement (“Amendment No. 4”). Amendment No. 4 also permitted us to incur certain other indebtedness in connection with the Supreme acquisition and to acquire certain liens and obligations of Supreme upon the consummation of the Supreme acquisition.

The Term Loan Credit Agreement is guaranteed by certain of our subsidiaries, and is secured by (i) first-priority liens on and security interests in the Term Priority Collateral, and (ii) second-priority security interests in the Revolver Priority Collateral.

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

For the nine months ended September 30, 2017 and 2016, under the Term Loan Credit Agreement, we paid interest of $5.7 million and $6.2 million, respectively, and principal of $1.4 million during each period. We recognized a loss on debt extinguishment of $0.6 million during the first quarter of 2017 in connection with Amendment No. 3, which was included in Other, net on our Condensed Consolidated Statements of Operations. As of September 30, 2017, we had $188.0 million outstanding under the Term Loan Credit Agreement, of which $1.9 million was classified as current on the Condensed Consolidated Balance Sheet.

For both nine month periods ending September 30, 2017 and 2016 we incurred charges of $0.1 million for amortization of fees and original issuance discount, which is included in Interest Expense in the Condensed Consolidated Statements of Operations.

Cash Flow

Cash provided by operating activities for the first nine months of 2017 totaled $61.1 million, compared to $106.0 million during the same period in 2016. Cash provided by operations during the current year period was the result of net income adjusted for various non-cash activities including depreciation, amortization, deferred income taxes, stock-based compensation, non-cash interest expense, loss on debt extinguishment, and a $28.2 million increase in working capital. Increases in working capital for the current year period can be attributed primarily to increased levels of finished goods. Changes in key working capital accounts for the first nine months of 2017 as compared to the same period in 2016 are summarized below (in thousands):

Source (Use) of cash:	2017	2016	Change
Accounts receivable	$26,185	$(5,117)	$31,302
Inventories	(77,923)	(29,587)	(48,336)
Accounts payable and accrued liabilities	23,702	15,478	8,224
Net source (use) of cash	(28,036)	(19,226)	(8,810)

Accounts receivable decreased by $26.2 million in the first nine months of 2017 as compared to an increase of $5.1 million in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 27 days in 2017 as compared to 31 days in the same period in 2016. The decrease in accounts receivable during the first nine months of 2017 was primarily due to strong customer collections during the quarter. Inventory increased by $77.9 million during the first nine months of 2017 as compared to an increase of $29.6 million in the 2016 period. The increase in inventory for the 2017 period was primarily due to higher finished goods inventory resulting from production levels exceeding shipments for the first nine months of 2017. Our inventory turns, a measure of working capital efficiency that measures how quickly inventory turns per year, was approximately eight times in the 2017 and 2016 periods. Accounts payable and accrued liabilities increased by $23.7 million in 2017 compared to an increase of $15.5 million for the same period in 2016. The increase during the first nine months of 2017 was primarily due to continued strong production levels and purchasing activities required to meet current demand. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 29 days in 2017 as compared to 25 days in the same period in 2016.

Investing activities used $320.1 million during the first nine months of 2017, as compared to $12.8 million used in the same period in 2016. Investing activities for the first nine months of 2017 was primarily related to the Supreme acquisition in September 2017 for $323.5 million, net of cash acquired. The current period also includes proceeds from the sale of certain former branch location assets totaling $18.8 million offset by capital expenditures of $15.4 million.

Financing activities provided $249.2 million during the first nine months of 2017 as compared to $82.4 million used in the same period in 2016. Cash provided by financing activities during the current year period primarily relates to the proceeds from issuance of Senior Notes of $325.0 million offset by common stock repurchases through our share repurchase program of $46.6 million, cash dividends paid to our shareholders and holders of our Convertible Notes of $11.5 million, and the payment of principal under various debt and lease obligations totaling $17.0 million. Cash used in financing activities in the first nine months of 2016 primarily relates to the repurchase of Convertible Notes totaling $42.1 million and common stock repurchases through our share repurchase program of $40.7 million.

As of September 30, 2017, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $323.3 million, representing a decrease of $35.7 million compared to September 30, 2016 and a decrease of $9.7 million compared to December 31, 2016. Total debt and capital lease obligations amounted to $559.6 million as of September 30, 2017. As we continue to see a strong demand environment within the trailer industry and excellence in operational performance across both of our business segments, we believe our liquidity is adequate to fund our currently planned operations, working capital needs and capital expenditures for the remainder of 2017 and 2018.

Capital Expenditures

Capital spending amounted to $15.4 million for the first nine months of 2017 and is anticipated to be approximately $25 million for 2017. Capital spending for 2017 has been and is expected to continue to be primarily utilized to support growth, productivity improvements and environmental, health and safety initiatives within our facilities.

Off-Balance Sheet Transactions

As of September 30, 2017, we had approximately $5.3 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the quarter ended September 30, 2017.

Contractual Obligations and Commercial Commitments

A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of September 30, 2017 for the remaining three months of 2017 and the calendar years thereafter are as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
DEBT:
Revolving Facility (due 2020)	$-	$-	$-	$-	$-	$-	$-
Convertible Senior Notes (due 2018)	280	44,561	-	-	-	-	44,841
Term Loan Credit Facility (due 2022)	474	1,895	1,895	1,895	1,895	179,997	188,051
Senior Notes (due 2025)	-	-	-	-	-	325,000	325,000
Other Debt	137	92	-	-	-	-	229
Capital Leases (including principal and interest)	211	361	361	361	361	30	1,685
TOTAL DEBT	$1,102	$46,909	$2,256	$2,256	$2,256	$505,027	$559,806

OTHER:
Operating Leases	$806	$2,279	$1,269	$586	$373	$2	$5,315
TOTAL OTHER	$806	$2,279	$1,269	$586	$373	$2	$5,315

OTHER COMMERCIAL COMMITMENTS:
Letters of Credit	$5,380	$-	$-	$-	$-	$-	$5,380
Raw Material Purchase Commitments	19,259	13,130	-	-	-	-	32,389
TOTAL OTHER COMMERCIAL COMMITMENTS	$24,639	$13,130	$-	$-	$-	$-	$37,769

TOTAL OBLIGATIONS	$26,547	$62,318	$3,525	$2,842	$2,629	$505,029	$602,890

The summary table above includes the minimum lease payments for Supreme operating leases. Supreme did not have any other contractual obligations to be included in the summary table.

Scheduled payments for our Revolving Credit Facility exclude interest payments as rates are variable. Borrowings under the Revolving Credit Facility bear interest at a variable rate based on the London Interbank Offer Rate (LIBOR) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Outstanding borrowings under the Revolving Credit Facility bear interest at a rate, at our election, equal to (i) LIBOR plus a margin ranging from 1.50% to 2.00% or (ii) a base rate plus a margin ranging from 0.50% to 1.00%, in each case depending upon the monthly average excess availability under the Revolving Credit Facility. We are required to pay a monthly unused line fee equal to 0.25% times the average daily unused availability along with other customary fees and expenses of our agent and lenders.

Scheduled payments for our Convertible Notes exclude interest payments. The Convertible Notes bear interest at the rate of 3.375% per annum from the date of issuance, payable semi-annually on May 1 and November 1.

Scheduled payments for our Senior Notes exclude interest payments. The Senior Notes bear interest at the rate of 5.5% per annum from the date of issuance, payable semi-annually on April 1 and October 1.

Scheduled payments for our Term Loan Credit Agreement, as amended, exclude interest payments as rates are variable. Borrowings under the Term Loan Credit Agreement, as amended, bear interest at a variable rate, at our election, equal to (i) LIBOR (subject to a floor of 0.00%) plus a margin of 2.75% or (ii) a base rate plus a margin of 1.75%. The Term Loan Credit Agreement matures in March 2022, but provides for an accelerated maturity in the event our outstanding Convertible Notes are not converted, redeemed, repurchased or refinanced in full on or before the date that is 91 days prior to the maturity date thereof and we are not then maintaining, and continue to maintain until the Convertible Notes are converted, redeemed, repurchased or refinanced in full, liquidity of at least $125 million.

Capital leases represent future minimum lease payments including interest. Operating leases represent the total future minimum lease payments.

We have standby letters of credit totaling $5.4 million issued in connection with workers compensation claims and surety bonds.

We have $32.4 million in purchase commitments through December 2018 for various raw material commodities, including aluminum, steel and nickel as well as other raw material components which are within normal production requirements.

We, through our subsidiary Supreme, obtain most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements.  Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders.  Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at our various facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement.  The manufacturer transfers the chassis to us on a “restricted basis,” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers.  The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with General Motors and Ally Bank, we have not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by General Motors upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by General Motors.  Accordingly, we account for the chassis as consigned inventory belonging to the manufacturer.  Under these agreements, if the chassis is not delivered to a customer within a specified time frame we are required to pay a finance or storage charge on the chassis.  Additionally, we receive finance support funds from General Motors when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis. At September 30, 2017, chassis inventory, accounted for as consigned inventory to us by the manufacturers, aggregated approximately $13.0 million.

Backlog

Orders that have been confirmed by customers in writing and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms. Our backlog of orders, inclusive of $70.5 million associated with Supreme, was $741 million at September 30, 2017 compared to $802 million at December 31, 2016 and $643 million at September 30, 2016. We expect to complete the majority of our existing backlog orders within the next 12 months.

OUTLOOK

The demand environment for trailers remained strong through the first nine months of 2017, as evidenced by our strong backlog, a trailer demand forecast by industry forecasters above replacement demand levels for the next several years, and our ability to maintain strong margins. Recent estimates from industry analysts, ACT Research Company (“ACT”) and FTR Associates (“FTR”), forecast trailer demand for 2017 and beyond to remain healthy. ACT currently estimates trailer shipments to be approximately 286,000 trailers for 2017, representing a decrease of less than 1% as compared to 2016, and forecasting continued demand levels to be above replacement demand into the foreseeable future with estimated demand for 2018 to be approximately 268,000 and annual average demand for the four year period ending 2022 to be approximately 261,000 new trailers. FTR anticipates new trailer production to be approximately 281,000 new trailers in 2017, representing a decrease of less than 1% as compared to 2016 as well as projecting an increase in 2018 with production totaling 285,000 trailers. In spite of a strong forecasted demand environment, there remain downside risks relating to issues with both the domestic and global economies, including the housing, energy and construction-related markets in the U.S.

Other potential risks we face for the remainder of 2017 and into 2018 will primarily relate to our ability to effectively manage our manufacturing operations as well as the cost and supply of raw materials, commodities and components. Significant increases in the cost of certain commodities, raw materials or components have had and may continue to have an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions, aluminum extrusions and specialty steel coil. At the current and expected demand levels, there may be shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products.

We believe we remain well-positioned for long-term success in the trailer industry because: (1) our core customers are among the dominant participants in the trucking industry; (2) our DuraPlate® and other industry leading brand trailers continue to have a strong market acceptance; (3) our focus is on developing solutions that reduce our customers’ trailer maintenance and operating costs providing the best overall value; and (4) our presence throughout North America utilizing both our extensive dealer network to market and sell our products.

Based on the published industry demand forecasts, customer feedback regarding their current requirements, our existing backlog of orders and our continued efforts to be selective in our order acceptance to ensure we obtain appropriate value for our products, we estimate that for the full year 2017 total new trailers shipped to be in the range of 53,500 – 55,500 units, which reflects trailer volumes 10% to 11% lower than 2016 demand levels which is more than the decrease in demand as projected by industry forecasters for the overall trailer market. Combining our expectations that trailer demand will remain strong throughout the year and our focus on continued productivity and cost optimization initiatives through all of our businesses, we expect to see strong operational performance throughout the remainder of 2017 and into 2018.

Recognizing the growth in e-commerce and the impact it has had and will to continue to have on the transportation industry, Wabash entered the final mile space in late 2015 with the introduction of heavy-duty truck bodies. With the acquisition of Supreme, the second largest U.S. manufacturer of truck bodies, on September 27, 2017, we believe we are accelerating our growth opportunities by greatly expanding our presence in the final mile space; and increasing our manufacturing and distribution paths, as well as growing our product and customer base. This acquisition further supports and accelerates our corporate strategy to transform our business into a more diversified industrial manufacturer addressing new potential markets, enhancing our financial profile, and reducing the impact of cyclicality within our business. While demand for some of our products is dependent on the development of new products, customer acceptance of our product solutions, and the general expansion of our customer base and distribution channels, we remain committed to enhancing and diversifying our business model through organic and strategic initiatives. We offer a wide array of products and customer-specific solutions that we believe provide a good foundation for achieving these goals. In addition, we have been and will continue to focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products in the marketplace.

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

Commodity Prices

We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper and polyethylene. Given the volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers. As of September 30, 2017, we had $37.8 million in raw material purchase commitments through December 2018 for materials that will be used in the production process, as compared to $57.8 million as of December 31, 2016. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected. At this time, Supreme does not enter into fixed price contracts with suppliers and has no purchase commitments included above.

Interest Rates

As of September 30, 2017, we had no floating rate debt outstanding under our Revolving Credit Facility. During the three month period ended September 30, 2017, we maintained an average floating rate borrowing level of less than $0.1 million under our Revolving Credit Facility. In addition, as of September 30, 2017, we had outstanding borrowings under our Term Loan Credit Agreement, as amended, totaling $188.0 million that bear interest at a floating rate. Based on the average borrowings under our Revolving Credit Facility and the outstanding indebtedness under our Term Loan Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of $1.9 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates or the potential managerial action taken in response to these changes.

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

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2017.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal year 2017 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

On September 27, 2017, we completed the Supreme acquisition, which includes certain existing information systems and internal controls over financial reporting. In conducting our evaluation of effectiveness of our internal control over financial reporting, we have elected to exclude Supreme from our evaluation, as permitted under existing SEC rules. We are currently in the process of evaluating and integrating Supreme’s historical internal controls over financial reporting with ours. We expect to complete this integration in fiscal year 2018.

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

Risks Related to Supreme and the Supreme Acquisition

It may be difficult to integrate the business of Supreme into our current business.

If we experience greater than anticipated costs to integrate Supreme into our existing operations or are not able to achieve the anticipated benefits of the acquisition, including cost savings and other synergies, our business and results of operations could be negatively affected. In addition, it is possible that the ongoing integration process could result in the loss of key employees, errors or delays in systems implementation, the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisition. Integration efforts also may divert management attention and resources. These integration matters may have an adverse effect on us, particularly during any transition period. In addition, although Supreme is subject to many of the same risks and uncertainties that we face in our business, the acquisition also involves our entering into or significantly expanding our existing presence in new product areas, markets and industries, which presents risks resulting from our relative inexperience in these new areas. We face the risk that we will not be successful with these products or in these new markets.

We have made certain assumptions relating to the Supreme acquisition that may prove to be materially inaccurate.

We have made certain assumptions relating to the Supreme acquisition which may prove to be inaccurate, including as a result of the failure to realize the expected benefits of the acquisition, higher than expected transaction and integration costs and unknown liabilities, as well as general economic and business conditions that adversely affect the combined company following the acquisition. These assumptions relate to numerous matters, including:

•	our assessments of the asset quality and value of Supreme and its assets;

•	our projections of Supreme’s business and its future financial performance;

•	our ability to realize synergies related to supply chain optimization, commercialization and distribution of new and existing products, back office and administrative consolidation, and further implementation of manufacturing best practices;

•	costs to comply with, and liabilities related to, laws and regulations applicable to Supreme, including environmental laws and regulations;

•	our ability to maintain, develop and deepen relationships with Supreme’s customers;

•	our belief that the Final Mile Products segment served by Supreme will grow substantially in the future and tends to be less cyclical than the van and platform trailer markets historically served by Wabash; and

•	other financial and strategic risks of operating the acquired business.

If one or more of these assumptions are incorrect, it could have a material adverse effect on our business, and operating results, and the perceived benefits from the acquisition may not be realized.

Supreme may be subject to business uncertainties and contractual restrictions, which could adversely affect its financial results and the ability to retain key employees.

Uncertainty about the effect of the acquisition on Supreme’s customers, employees or suppliers may have an adverse effect on Supreme. These uncertainties may impair our ability to attract, retain and motivate key personnel through the transition and into the future, and could cause disruptions in its relationships with customers, suppliers and other parties with which it deals.

In particular, we consider Supreme’s strong management team one of the most attractive aspects of Supreme. The loss of any member of the Supreme senior management team could have an adverse effect on our ability to operate the Supreme business and integrate it into our consolidated operations. Retention of these key members may be particularly challenging as employees may experience uncertainty about their future roles. If, despite retention and recruiting efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Supreme following the acquisition, its business operations and financial results could be adversely affected.

We also expect that integration-related issues will place a significant burden on our and Supreme’s management, employees and internal resources, which could otherwise have been devoted to other business opportunities and improvements.

Volatility in the supply of vehicle chassis and other vehicle components could adversely affect Supreme’s business.

With the exception of some specialty vehicle products, Supreme generally does not purchase vehicle chassis for its inventory. Supreme accepts shipments of vehicle chassis owned by dealers or end-users for the purpose of installing and/or manufacturing its specialized truck bodies on such chassis. Historically, General Motors Corporation (“GM”) and Ford Motor Company (“Ford”) have been the primary suppliers of chassis. In the event of a disruption in supply from one major supplier, Supreme would attempt to use another major supplier, but there can be no assurance that this attempt would be successful. Nevertheless, in the event of chassis supply disruptions, there could be unforeseen consequences that may have a significant adverse effect on Supreme’s business operations.

Supreme also faces risk relative to finance and storage charges for maintaining an excess supply of consigned chassis from GM and Ford. Under the consigned chassis agreements, if a chassis is not delivered to a customer within a specified time frame, Supreme is required to pay finance or storage charges on such chassis.

Supreme competes in the highly competitive specialized vehicle industry which may impact its financial results.

The competitive nature of the specialized vehicle industry creates a number of challenges for Supreme. Important factors include product pricing, quality of product, lead times, geographic proximity to customers, and the ability to manufacture a product customized to customer specifications. Specialized vehicles are produced by a number of smaller, regional companies which create product pricing pressures that could adversely impact Supreme’s profits. Chassis manufacturers have not generally shown an interest in manufacturing specialized vehicles, including truck bodies, because such manufacturers’ highly-automated assembly line operations do not lend themselves to the efficient production of a wide variety of highly-specialized vehicles with various options and equipment.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations thereunder.

As of September 30, 2017, we have approximately $559.6 million of total indebtedness, and approximately $169.6 million of additional borrowings would have been available and undrawn under the Credit Agreement. We also have other contractual obligations and currently pay a regular quarterly dividend of approximately $0.06 per share, or approximately $3.9 million in the aggregate per quarter.

Our debt level could have significant consequences on future operations. For example, it could:

•	negatively affect our ability to pay principal and interest on our debt;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future capital expenditures and working capital, to engage in future acquisitions or development activities, or to otherwise realize the value of our assets and opportunities fully because of the need to dedicate a substantial portion of our cash flow from operations to payments of interest and principal or to comply with any restrictive terms of our debt;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	impair our ability to obtain additional financing or to refinance our indebtedness in the future;

•	place us at a competitive disadvantage compared to our competitors that may have proportionately less debt; and

•	impact our ability to continue to fund a regular quarterly dividend.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, and other cash requirements, we could face substantial liquidity problems and could be forced to reduce or delay capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The indenture governing the Senior Notes, the Credit Agreement, and Term Loan Credit Agreement restrict (a) our ability to dispose of assets and use the proceeds from any such dispositions and (b) the Company’s and our subsidiaries’ ability to raise debt or certain equity capital to be used to repay the our indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our indebtedness.

If we cannot make scheduled payments on our debt, it will be in default and, as a result, holders of Senior Notes could declare all outstanding principal and interest to be due and payable, the lenders under the Credit Agreement and Term Loan Credit Agreement could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing such borrowings and we could be forced into bankruptcy or liquidation.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.

We and our subsidiaries have incurred substantial indebtedness in connection with the Supreme acquisition and may be able to incur substantial additional indebtedness in the future. Although the indenture governing the Senior Notes, the Credit Agreement, and Term Loan Credit Agreement contain, restrictions on the incurrence of additional indebtedness, these restrictions are and will be subject to a number of qualifications and exceptions and the additional indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Our Equity Securities

For the quarter ended September 30, 2017, we repurchased a total of 171,114 shares pursuant to our repurchase program. Additionally, during this period there were 3,135 shares repurchased to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
July 2017	171,114		$22.05	171,114	$80.7
August 2017	0		$0.00	0	$80.7
September 2017	3,135	(1)	$20.86	0	$80.7
Total	174,249		$22.03	171,114	$80.7

(1)	3,135 shares were repurchased to cover minimum employee withholding obligations upon the vesting of restricted stock awards.

(2)	The Company’s share repurchase program was announced on February 2, 2016, effective February 23, 2016. On February 24, 2017, the Company announced that the Board of Directors approved the repurchase of an additional $100 million in shares of common stock over a two year period. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts that management deems appropriate.

ITEM 6.	EXHIBITS

(a)	Exhibits:

2.1	Agreement and Plan of Merger, dated as of August 8, 2017, by and among Wabash National Corporation, Supreme Industries, Inc. and Redhawk Acquisition Corporation. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on August 9, 2017 (File No. 1-10883)).
4.1	Indenture, dated as of September 26, 2017, by and among Wabash National Corporation, the several guarantors named therein and Wells Fargo Bank, National Association, as trustee. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on September 26, 2017 (File No. 1-10883)).
4.2	Form of 5.50% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on September 26, 2017 (File No. 1-10883))
10.3	Form of Tender and Voting Agreement, dated as of August 8, 2017, among Wabash National Corporation, Redhawk Acquisition Corporation and each of the officers and directors and certain holders of Class B common stock party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on August 9, 2017 (File No. 1-10883)).
10.4	Commitment Letter, dated as of August 8, 2017, by and among Wabash National Corporation, Morgan Stanley Senior Funding, Inc., Wells Fargo Bank, National Association, Wells Fargo Securities, LLC and Wells Fargo Capital Finance, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on August 9, 2017 (File No. 1-10883)).
10.5	Third Amendment to Amended and Restated Credit Agreement, dated August 16, 2017, by and among Wabash National Corporation, certain of its subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as arranger and administrative agent, and each lender party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on August 22, 2017 (File No. 1-10883))
10.6	Amendment No. 4 to Credit Agreement, dated August 18, 2017, by and among Wabash National Corporation, certain of its subsidiaries party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and each lender party thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on August 22, 2017 (File No. 1-10883))
10.7	Purchase Agreement, dated September 15, 2017, among Morgan Stanley & Co. LLC and Wells Fargo Securities, LLC, as representatives of the other initial purchasers named therein, Wabash National Corporation and the subsidiary guarantors (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 15, 2017 (File No. 1-10883)).
31.01	Certification of Principal Executive Officer
31.02	Certification of Principal Financial Officer
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101	Interactive Data File Pursuant to Rule 405 of Regulation S-T

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: October 31, 2017	By:	/s/ Jeffery L. Taylor
Jeffery L. Taylor
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

