Form 10-Q
period 2018-03-31
WABASH NATIONAL CORP /DE
filed 2018-05-01
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Yes ☐ No ☒

The number of shares of common stock outstanding at April 26, 2018 was 58,041,401.

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$152,529	$191,521
Accounts receivable	192,796	146,836
Inventories	236,715	180,735
Prepaid expenses and other	55,167	57,299
Total current assets	$637,207	$576,391

PROPERTY, PLANT AND EQUIPMENT	196,298	195,363

GOODWILL	317,778	317,464

INTANGIBLE ASSETS	231,658	237,030

OTHER ASSETS	26,607	25,265
	$1,409,548	$1,351,513

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$37,106	$46,020
Current portion of capital lease obligations	285	290
Accounts payable	168,532	108,448
Other accrued liabilities	128,461	128,910
Total current liabilities	$334,384	$283,668

LONG-TERM DEBT	503,825	504,091

CAPITAL LEASE OBLIGATIONS	946	1,012

DEFERRED INCOME TAXES	36,932	36,955

OTHER NONCURRENT LIABILITIES	20,190	19,724

STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 58,037,554 and 57,564,493 shares outstanding, respectively	744	737
Additional paid-in capital	649,116	653,435
Retained earnings	115,251	98,728
Accumulated other comprehensive loss	(1,976)	(2,385)
Treasury stock at cost, 16,434,081 and 16,207,740 common shares, respectively	(249,864)	(244,452)
Total stockholders' equity	$513,271	$506,063
	$1,409,548	$1,351,513

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

NET SALES	$491,319	$362,716

COST OF SALES	427,200	303,360

Gross profit	$64,119	$59,356

GENERAL AND ADMINISTRATIVE EXPENSES	25,109	18,418

SELLING EXPENSES	8,345	6,173

AMORTIZATION OF INTANGIBLES	4,941	4,501

ACQUISITION EXPENSES	68	-

Income from operations	$25,656	$30,264

OTHER INCOME (EXPENSE):
Interest expense	(7,454)	(2,990)
Other, net	7,916	1,333

Income before income taxes	$26,118	$28,607

INCOME TAX EXPENSE	4,846	8,434

Net income	$21,272	$20,173

DIVIDENDS DECLARED PER SHARE	$0.075	$0.06

BASIC NET INCOME PER SHARE	$0.37	$0.34

DILUTED NET INCOME PER SHARE	$0.35	$0.32

The accompanying notes are an integral part of these Condensed Consolidated Statements.

4

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

NET INCOME	$21,272	$20,173

Other comprehensive income (loss):
Foreign currency translation adjustment	$474	$478
Unrealized holding loss on investments	(65)	-
Total other comprehensive income	409	478

COMPREHENSIVE INCOME	$21,681	$20,651

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Cash flows from operating activities
Net income	$21,272	$20,173
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	5,163	4,202
Amortization of intangibles	4,941	4,501
Net gain on sale of property, plant and equipment	(6,013)	(2,456)
Loss on debt extinguishment	174	640
Deferred income taxes	(23)	(13)
Stock-based compensation	2,657	2,963
Non-cash interest expense	675	520
Changes in operating assets and liabilities
Accounts receivable	(45,910)	36,353
Inventories	(58,393)	(51,692)
Prepaid expenses and other	591	8,286
Accounts payable and accrued liabilities	63,943	41,395
Other, net	(1,120)	428
Net cash (used in) provided by operating activities	$(12,043)	$65,300

Cash flows from investing activities
Capital expenditures	(6,060)	(3,173)
Proceeds from the sale of property, plant, and equipment	9,523	3,761
Other, net	3,060	1,218
Net cash provided by investing activities	$6,523	$1,806

Cash flows from financing activities
Proceeds from exercise of stock options	861	5,408
Dividends paid	(4,692)	(3,893)
Borrowings under revolving credit facilities	254	152
Payments under revolving credit facilities	(254)	(152)
Principal payments under capital lease obligations	(71)	(171)
Proceeds from issuance of term loan credit facility	-	189,470
Principal payments under term loan credit facility	(471)	(189,944)
Principal payments under industrial revenue bond	(92)	(177)
Debt issuance costs paid	-	(354)
Convertible senior notes repurchase	(17,183)	-
Stock repurchase	(5,412)	(16,625)
Net cash used in financing activities	$(27,060)	$(16,286)

Net (decrease) increase in cash, cash equivalents, and restricted cash	$(32,580)	$50,820
Cash, cash equivalents and restricted cash at beginning of period	191,521	163,467
Cash, cash equivalents, and restricted cash at end of period	$158,941	$214,287

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements of Wabash National Corporation (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations and cash flows. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

2.	REVENUE RECOGNITION

The Company recognizes revenue from the sale of its products when obligations under the terms of a contract with our customers are satisfied; generally this occurs with the transfer of control of our products and replacement parts or with the completion of service work. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring promised goods or services to a customer and excludes all taxes collected from the customer. Shipping and handling fees are included in Net Sales and the associated costs included in Cost of Sales in the Consolidated Statements of Operations. Incidental items that are immaterial in the context of the contract are recognized as expense. For certain performance obligations satisfied over time, the Company recognizes revenue on the basis of the Company’s efforts or inputs to the satisfaction of a performance obligation, measured by actual total cost incurred to the total estimated costs for each project.

The Company has identified three separate and distinct performance obligations: 1) the sale of a trailer or equipment, 2) sale of replacement parts, and 3) service work. For trailer, truck body, equipment, and replacement part sales, control is transferred and revenue recognized from the sale upon shipment to or pick up by the customer in accordance with the contract terms. Service facilities recognize revenue when the service work has been completed. The Company does not have any material extended payment terms as payment is received shortly after the point of sale. Accounts receivables are recorded when the right to consideration becomes unconditional. The Company does have customers who pay for the product prior to the transfer of control which is recorded as customer deposits in Other Accrued Liabilities as shown in Note 12. Customer deposits are recognized as revenue when the Company performs its obligations under the contract and transfers control of the product.

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

Supreme is one of the nation’s leading manufacturers of specialized commercial vehicles, including cutaway and dry-freight van bodies, refrigerated units, and stake bodies. Supreme has manufacturing facilities in Goshen and Ligonier, Indiana; Jonestown, Pennsylvania; Cleburne, Texas; Griffin, Georgia; and Moreno Valley, California. Supreme is part of a new Final Mile Products segment created by the Company in the fourth quarter of 2017. This acquisition allows the Company to accelerate our growth and expand our presence in the final mile space, with increased distribution paths and greater customer reach, and supports the Company’s objective to transform it into a more diversified industrial manufacturer.

The Company incurred various costs related to the Supreme acquisition including fees paid to an investment banker for acquisition services and the related bridge financing commitment as well as professional fees for diligence, legal and accounting totaling $0.1 million for the three month period ending March 31, 2018. These costs have been recorded as Acquisition Expenses in the Condensed Consolidated Statements of Operations.

The aggregate purchase price of $360.4 million was allocated to the opening balance sheet of Supreme at September 27, 2017, the date of acquisition, which is still preliminary and subject to adjustment as follows (in thousands):

Supreme Opening Balance Sheet as of 9/27/17
(in thousands)

Cash	$36,878
Accounts receivable	25,196
Inventories	33,727
Prepaid expense and other	21,730
Property, plant, and equipment	59,891
Intangibles	161,200
Goodwill	169,621
Other assets	127
Total assets acquired	$508,370

Current portion of long term debt	$7,167
Accounts payable	10,546
Other accrued liabilites	55,428
Deferred income taxes	71,946
Long term liabilities	2,918
Total liabilities assumed	$148,005

Net assets acquired	$360,365

Acquisition, net of cash acquired	$323,487

Intangible assets totaling $161.2 million were preliminarily recorded as a result of the acquisition and consist of the following (in thousands):

Intangibles
	Amount	Useful Life
Tradename	$20,000	20 years
Customer relationships	139,000	15 years
Backlog	2,200	Less than 1 year
	$161,200

The Company plans to amortize the tradename intangible asset utilizing a straight-line approach and the customer relationship intangible asset using an accelerated method that follows the pattern in which the economic benefits of the asset is expected to be consumed. Amortization expense, including the intangible assets preliminarily recorded from the Supreme acquisition, is estimated to be $20.4 million, $21.6 million, $23.1 million, $24.4 million and $19.5 million for the years 2018 through 2022, respectively.

Goodwill of $169.6 million was preliminarily recorded as a result of the acquisition. The Company does not expect the amount recorded as goodwill for the Supreme acquisition to be deductible for tax purposes. The valuation of the identified intangible assets, including tax assets and liabilities, is in the process of being completed. Goodwill, calculated as the excess of the consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized, is comprised of operational synergies that are expected to be realized in both the short and long-term and the opportunity to enter new market sectors with higher margin potential which will enable us to deliver greater value to our customers and shareholders. During the first quarter of 2018, the Company made certain adjustments to its purchase price allocation to adjust inventory and accounts receivable, which resulted in $0.4 million increase in goodwill. Additional adjustments to goodwill may be necessary as the Company completes the valuation of acquired assets and liabilities. The Company expects the process of completing the valuations to be completed by the third quarter of 2018.

Unaudited Pro forma Results

The results of Supreme are included in the Condensed Consolidated Statement of Operations, including $72.2 million and $2.1 million of revenue and net income, respectively, for the three months ended March 31, 2018. The following unaudited pro forma information is shown below as if the acquisition of Supreme had been completed as of the beginning of the earliest period presented (in thousands):

Three Months Ended March 31,
2017
Sales	$427,559
Net income	$18,493

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

Inventories are stated at the lower of cost, determined either on the first-in, first-out or average cost method, or market. The cost of manufactured inventory includes raw material, labor and overhead. Inventories, net of reserves, consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Raw materials and components	$102,405	$83,834
Finished goods	95,831	54,000
Work in progress	28,198	29,123
Aftermarket parts	5,998	6,448
Used trailers	4,283	7,330
	$236,715	$180,735

5.	PREPAID EXPENSES

Prepaid expenses and other current assets as of March 31, 2018 and December 31, 2017 consists of the following (in thousands):

	March 31,	December 31,
	2018	2017
Chassis converter pool agreements	$13,883	$18,326
Insurance premiums & maintenance agreements	7,861	6,860
Assets held for sale	7,200	10,777
Restricted cash	6,412	-
Income tax receivables	5,041	10,821
All other	14,770	10,515
	$55,167	$57,299

Chassis converter pool agreements represent chassis transferred to the Company on a “restricted basis” by the manufacturer, who retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales to the manufacturer’s dealers. Assets held for sale are related to the Company’s former branch locations, as well as certain locations acquired through the Supreme acquisition. Insurance premiums and maintenance agreements are charged to expense over the contractual life, which is generally one year or less. Additionally, prepaid expenses include costs in excess of billings on contracts for which the Company recognizes revenue on a percentage of completion basis are included.

Restricted cash includes balances that resulted from the sale of certain branch assets that served as collateral to secure the Company’s long-term debt. The restriction will lapse when collateral assets are purchased. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31,	March 31,
	2018	2017
Cash and cash equivalents	$152,529	$211,215
Restricted cash included in prepaid expenses and other	6,412	3,072
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$158,941	$214,287

6.	DEBT

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2018	2017
Convertible senior notes due 2018	$35,328	$44,561
Senior notes due 2025	325,000	325,000
Term loan credit agreement	187,108	187,579
Other debt	-	93
	$547,436	$557,233
Less: unamortized discount and fees	(6,505)	(7,122)
Less: current portion	(37,106)	(46,020)
	$503,825	$504,091

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

As of March 31, 2018, and at any time until the close of business on the second business day immediately preceding the maturity date, the Convertible Notes are convertible by their holders into cash, shares of the Company’s common stock or any combination thereof at the Company’s election, at an initial conversion rate of 85.4372 shares of the Company’s common stock per $1,000 in principal amount of Convertible Notes, which is equal to an initial conversion price of approximately $11.70 per share.

If the Convertible Notes outstanding at March 31, 2018 had been converted as of March 31, 2018, the if-converted value would exceed the principal amount by approximately $27 million. It is the Company’s intent to settle conversions in cash for both the principal portion and the excess of the conversion value over the principal portion. The Convertible Notes matured on May 1, 2018 and were classified as current within the Condensed Consolidated Balance Sheet as of March 31, 2018. Upon maturity, the Company settled for approximately $63 million, excluding interest, in cash, which includes both the principal and the excess of the conversion value over the principal.

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

For the three months ending March 31, 2018, the Company acquired $9.2 million in principal of such Convertible Notes for $17.2 million, excluding accrued interest. For the three months ended March 31, 2018, the Company recognized a loss on debt extinguishment of $0.2 million for repurchase activity, which is included in Other, net on the Company’s Condensed Consolidated Statements of Operations.

The Company applies the treasury stock method in calculating the dilutive impact of the Convertible Notes. For the quarter ended March 31, 2018, the Convertible Notes had a dilutive impact.

The following table summarizes information about the equity and liability components of the Convertible Notes (dollars in thousands):

	March 31,	December 31,
	2018	2017
Principal amount of the Notes outstanding	$35,328	$44,561
Unamortized discount and fees of liability component	(103)	(514)
Net carrying amount of liability component	35,225	44,047
Less: current portion	(35,225)	(44,047)
Long-term debt	$-	$-
Carrying value of equity component, net of issuance costs	$(15,456)	$(7,626)
Remaining amortization period of discount on the liability component	0.1 years	0.4 years

Contractual coupon interest expense and accretion of discount and fees on the liability component for the Convertible Notes for the three month periods ended March 31, 2018, and 2017 included in Interest Expense on the Company’s Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Contractual coupon interest expense	$350	$413
Accretion of discount and fees on the liability component	$358	$394

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

The indenture for the Senior Notes restricts the Company’s ability and the ability of certain of its subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, its capital stock or with respect to any other interest or participation in, or measured by, its profits; (iii) make loans and certain investments; (iv) sell assets; (v) create or incur liens; (vi) enter into transactions with affiliates; and (vii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications. During any time when the Senior Notes are rated investment grade by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no event of default has occurred or is continuing, many of these covenants will be suspended and the Company and its subsidiaries will not be subject to such covenants during such period.

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

Contractual coupon interest expense and accretion of discount and fees for the Senior Notes for the three month period ended March 31, 2018 was $4.6 million and is included in Interest Expense on the Company’s Condensed Consolidated Statements of Operations.

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

The Revolving Credit Facility (i) bears interest, at the Borrowers’ election, at (x) the London Interbank Offer Rate (LIBOR) (subject to a floor of 0%) plus a margin ranging from 150 basis points to 200 basis points, or (y) a base rate plus a margin ranging from 50 basis points to 100 basis points, in each case, based upon the monthly average excess availability under the Revolving Credit Facility, (ii) requires the Company to pay a monthly unused line fee equal to 25 basis points times the average unused availability under the Revolving Credit Facility, (iii) provides that if availability under the Revolving Credit Facility is less than 12.5% of the total commitment under the Revolving Credit Facility or if there exists an event of default, amounts in any of the Borrowers’ and the subsidiary guarantors’ deposit accounts (other than certain excluded accounts) will be transferred daily into a blocked account held by the Agent and applied to reduce the outstanding amounts under the Revolving Credit Facility, and (iv) requires the Company to maintain a minimum fixed charge coverage ratio of not less than 1.1 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Facility is less than 10% of the total commitment under the Revolving Credit Facility.

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

The Credit Agreement is guaranteed by certain of the Company’s subsidiaries (the “Revolver Guarantors”) and is secured by (i) first priority security interests (subject only to customary permitted liens and certain other permitted liens) in substantially all personal property of the Borrowers and the Revolver Guarantors, consisting of accounts receivable, inventory, cash, deposit and securities accounts and any cash or other assets in such accounts and, to the extent evidencing or otherwise related to such property, all general intangibles, licenses, intercompany debt, letter of credit rights, commercial tort claims, chattel paper, instruments, supporting obligations, documents and payment intangibles (collectively, the “Revolver Priority Collateral”), and (ii) second-priority liens on and security interests in (subject only to the liens securing the Term Loan Credit Agreement (as defined below), customary permitted liens and certain other permitted liens) (A) equity interests of each direct subsidiary held by the Borrower and each Revolver Guarantor (subject to customary limitations in the case of the equity of foreign subsidiaries), and (B) substantially all other tangible and intangible assets of the Borrowers and the Revolver Guarantors including equipment, general intangibles, intercompany notes, insurance policies, investment property, intellectual property and material owned real property (in each case, except to the extent constituting Revolver Priority Collateral) (collectively, the “Term Priority Collateral”). The respective priorities of the security interests securing the Credit Agreement and the Term Loan Credit Agreement are governed by an Intercreditor Agreement between the Agent and the Term Agent (as defined below) (the “Intercreditor Agreement”).

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

As of March 31, 2018, the Company had no outstanding borrowings under the Credit Agreement and was in compliance with all covenants. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Facility, amounted to $322.2 million as of March 31, 2018.

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

Furthermore, on November 17, 2017, the Company entered into Amendment No. 5 to the Term Loan Credit Agreement (“Amendment No. 5”). As of the Amendment No. 5 date, $188.0 million of the Term Loans were outstanding. Under Amendment No. 5, the lenders agreed to provide to the Company term loans in the same aggregate principal amount of the outstanding Term Loans, which were used to refinance the outstanding Term Loans.

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

For the three months ended March 31, 2018 and 2017, under the Term Loan Credit Agreement the Company paid interest of $1.8 million and $2.0 million, respectively, and principal of $0.5 million during each period. In connection with Amendment No. 3 the Company recognized a loss on debt extinguishment of $0.6 million during the first quarter of 2017 which was included in Other, net on the Company’s Condensed Consolidated Statements of Operations. As of March 31, 2018, the Company had $187.1 million outstanding under the Term Loan Credit Agreement, of which $1.9 million was classified as current on the Company’s Condensed Consolidated Balance Sheet.

For each three month period ended March 31, 2018 and 2017, the Company incurred charges of less than $0.1 million for amortization of fees and original issuance discount, which is included in Interest Expense in the Condensed Consolidated Statements of Operations.

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

The investments purchased by the Company include mutual funds, $2.4 million of which are classified as Level 1, and life-insurance contracts valued based on the performance of underlying mutual funds, $14.0 million of which are classified as Level 2.

Additionally, upon the Company’s acquisition of Supreme, the Company acquired a pool of investments made by a wholly owned captive insurance subsidiary. These investments are comprised of mutual funds, $4.9 million of which are classified as Level 1.

Estimated Fair Value of Debt

The estimated fair value of debt at March 31, 2018 consists primarily of the Convertible Senior Notes due 2018, Senior Notes due 2025 and borrowings under the Term Loan Credit Agreement (see Note 6). The fair value of the Convertible Senior Notes due 2018, Senior Notes due 2025, Term Loan Credit Agreement and the Revolving Credit Facility are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Revolving Credit Facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings. All other debt and capital lease obligations approximate their fair value as determined by discounted cash flows and are classified as Level 3.

The Company’s carrying and estimated fair value of debt at March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018				December 31, 2017
	Carrying	Fair Value			Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Instrument
Convertible senior notes due 2018	$35,225	$-	$63,202	$-	$44,046	$-	$83,605	$-
Senior notes due 2025	319,522	-	320,938	-	319,377	-	328,250	-
Term loan credit agreement	186,203	-	187,577	-	186,620	-	188,048	-
Other debt	-	-	-	-	67	-	-	67
Capital lease obligations	1,231	-	-	1,231	1,302	-	-	1,302
	$542,181	$-	$571,717	$1,231	$551,412	$-	$599,903	$1,369

8.	STOCK-BASED COMPENSATION

The Company recognizes all share-based payments based upon their fair value. The Company grants restricted stock units subject to service, performance and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance based units is based on the market price of a share of underlying common stock at the date of grant. The fair value of the market based units is based on a lattice valuation model. The amount of compensation costs related to restricted stock units and performance units not yet recognized was $22.7 million at March 31, 2018 for which the expense will be recognized through 2021.

9.	CONTINGENCIES

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, and is periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations"). As of March 31, 2018, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

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

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil. On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damages amount was approximately R$26.7 million (Brazilian Reais), which was approximately $8.1 million U.S. dollars using the exchange rate as of March 31, 2018 and exclusive of any potentially court-imposed interest, fees or inflation adjustments. On October 5, 2016, the Court of Appeals re-heard all facts and legal questions presented in the case, and ruled in favor of the Company on all claims at issue. In doing so, the Court of Appeals dismissed all claims against the Company and vacated the judgment and damages previously ordered by the Fourth Civil Court of Curitiba. On September 30, 2017, BK filed its notice for a special appeal of the Court of Appeals ruling to the Superior Court of Justice and the Supreme Federal Court. However, unless these higher courts find in favor of BK on any of its claims, the judgment of the Court of Appeals is final. As a result of the Court of Appeals ruling, the Company does not expect that this proceeding will have a material adverse effect on its financial condition or results of operations; however, it will continue to monitor these legal proceedings.

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

Prior to the Company’s acquisition of Supreme, on November 4, 2016, a putative class action lawsuit was filed against the Company’s subsidiary, Supreme Industries, Inc., Mark D. Weber (Supreme’s former Chief Executive Officer) and Matthew W. Long (Supreme’s former Chief Financial Officer) in the United States District Court for the Central District of California alleging the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 by making material, misleading statements in July 2016 regarding projected backlog. The plaintiff seeks to recover unspecified damages. On February 14, 2017, the court transferred the venue of the case to the Northern District of Indiana upon the joint stipulation of the plaintiff and the defendants. An amended complaint was filed on April 24, 2017 challenging statements made during a putative class period of October 22, 2015 through October 21, 2016. A motion to dismiss certain claims was filed on June 8, 2017 and is pending before the Court, and the case is stayed pending a ruling on the motion. Due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable; however, at this time, management believes that the allegations are without merit and is vigorously defending the matter. As a result, management does not believe this matter will have a material adverse effect on the Company’s financial condition or results of operations.

Chassis Converter Pool Agreements

The Company, through its subsidiary Supreme, obtains most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of March 31, 2018 the Company’s outstanding chassis converter pool with the manufacturer totaled $13.9 million and has included this financing agreement on the Company’s Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs through its Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $2.5 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

10.	NET INCOME PER SHARE

Per share results have been calculated based on the average number of common shares outstanding. The calculation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Basic net income per share:
Net income applicable to common stockholders	$21,272	$20,173
Weighted average common shares outstanding	57,793	60,143
Basic net income per share	$0.37	$0.34

Diluted net income per share:
Net income applicable to common stockholders	$21,272	$20,173

Weighted average common shares outstanding	57,793	60,143
Dilutive shares from assumed conversion of convertible senior notes	1,789	1,683
Dilutive stock options and restricted stock	1,268	1,564
Diluted weighted average common shares outstanding	60,850	63,390
Diluted net income per share	$0.35	$0.32

The calculation of diluted net income per share for the three month period ended March 31, 2018 and 2017 includes the impact of the Company’s Notes as the average stock price of the Company’s common stock during the period was above the initial conversion price of approximately $11.70 per share.

11.	INCOME TAXES

The Company recognized income tax expense of $4.8 million in the first three months of 2018 compared to $8.4 million for the same period in the prior year. The effective tax rate for the first three months of 2018 and 2017 were 18.6% and 29.5%, respectively. These effective tax rates differ from the U.S. Federal statutory rate of 21% and 35% for 2018 and 2017, respectively, primarily due to the impact of state and local taxes and the recognition of excess tax benefits on share-based compensation.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act contains numerous new and changed provisions related to the US federal taxation of domestic and foreign corporate operations.  As such, for the period ended December 31, 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates that are expected to be in effect at the time the tax deduction or taxable item will be reported in the Company’s tax return (i.e. when they are expected to reverse in the future), which is generally 21%, as well as assessed its ability to realize deferred income tax assets in the future under the new rules. Additionally, the Company assessed the impacts of the new provisions associated with the deductibility of executive compensation under Internal Revenue Code Section 162(m), and the associated “grandfathering” rules within the Act to provide taxpayers transition relief when applying the change in law.  We are currently recognizing a deferred income tax asset associated with the future tax deductions of equity-based compensation for the executives whose compensation falls under the new limitation rules.  At March 31, 2018, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described above, we have made a reasonable estimate of the effects on our existing deferred tax balances.  The Company will monitor future guidance set forth by the Department of Treasury with regard new provisions under the Act, and true up provisional estimates as appropriate within the one year measurement period required under Staff Accounting Bulletin No. 118 (SAB 118) issued by the SEC.

12.	OTHER ACCRUED LIABILITIES

The following table presents the major components of Other Accrued Liabilities (in thousands):

	March 31,	December 31,
	2018	2017
Customer deposits	$29,922	$26,059
Payroll and related taxes	25,206	27,840
Warranty	20,303	20,132
Chassis converter pool agreements	13,883	18,326
Self-insurance	10,504	9,996
Accrued taxes	7,922	9,224
All other	20,721	17,333
	$128,461	$128,910

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	March 31,	March 31,
	2018	2017
Balance as of January 1	$20,132	$20,520
Provision for warranties issued in current year	1,524	1,179
(Recovery of) Provision for pre-existing warranties	-	(224)
Payments	(1,353)	(1,679)
Balance as of March 31	$20,303	$19,796

The Company offers a limited warranty for its products with a coverage period that ranges between one and five years, except that the coverage period for DuraPlate® trailer panels is ten years. The Company passes through component manufacturers’ warranties to our customers. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.

13.	SEGMENTS

a. Segment Reporting

The Company manages its business in three segments: Commercial Trailer Products, Diversified Products, and Final Mile Products. The Commercial Trailer Products segment manufactures standard and customized van and platform trailers and other transportation related equipment to customers who purchase directly from the Company or through independent dealers. The Diversified Products segment, comprised of four strategic business units including, Tank Trailer, Aviation & Truck Equipment, Process Systems and Composites, focuses on the Company’s commitment to expand its customer base, diversify its product offerings and revenues and extend its market leadership by leveraging its proprietary DuraPlate® panel technology, drawing on its core manufacturing expertise and making available products that are complementary to truck and tank trailers and transportation equipment. The Final Mile Products segment includes the operations of the recent acquisition, Supreme, and other truck body activities previously reported in the Company’s Commercial Trailer Products segment.

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

Reportable segment information is as follows (in thousands):

	Commercial	Diversified	Final Mile	Corporate and
Three Months Ended March 31,	Trailer Products	Products	Products	Eliminations	Consolidated
2018
Net Sales
External Customers	$327,397	$88,463	$75,459	$-	$491,319
Intersegment Sales	25	6,740	-	(6,765)	-
Total Net Sales	$327,422	$95,203	$75,459	$(6,765)	$491,319
Income (Loss) from operations	$29,481	$5,028	$609	$(9,462)	$25,656
Assets	$350,187	$356,852	$467,994	$234,515	$1,409,548

2017
Net Sales
External Customers	$274,750	$87,966	$-	$-	$362,716
Intersegment Sales	39	1,944	-	(1,983)	-
Total Net Sales	$274,789	$89,910	$-	$(1,983)	$362,716
Income (Loss) from operations	$33,392	$4,604	$-	$(7,732)	$30,264
Assets	$323,001	$375,338	$-	$250,944	$949,283

b. Product Information

The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Commercial	Diversified	Final Mile	Corporate and
	Trailer Products	Products	Products	Eliminations	Consolidated
Three Months Ended March 31,	$	$	$	$	$	%
2018
New Trailers	310,318	33,839	-	-	344,157	70.0
Used Trailers	4,407	1,086	-	-	5,493	1.1
Components, parts and service	8,648	33,968	2,413	(6,762)	38,267	7.8
Equipment and other	4,049	26,310	73,046	(3)	103,402	21.1
Total net sales	327,422	95,203	75,459	(6,765)	491,319	100.0

2017
New Trailers	257,190	30,695	-	-	287,885	79.4
Used Trailers	887	1,219	-	-	2,106	0.6
Components, parts and service	12,743	33,675	-	(1,983)	44,435	12.3
Equipment and other	3,969	24,321	-	-	28,290	7.7
Total net sales	274,789	89,910	-	(1,983)	362,716	100.0

14.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue. Furthermore, the FASB issued additional amendments and technical corrections related to ASU 2014-09 during 2016 and 2017, which are considered in our evaluation of this standard. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company has identified the revenue streams and the related performance obligations and pricing arrangements within each of its product lines. The Company has evaluated contractual terms, such as customer acceptance clauses, payment terms, transferring of control to the customer, shipping instructions, and timing of shipments, along with the timing of revenue recognition against the new standards with no findings that impact the Company’s financial statements. The Company adopted the guidance on January 1, 2018 using the modified retrospective method to transition to the new standard although the adoption of the standard did not have an impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  We are in the process of cataloging our existing lease contracts and evaluating our tracking system. This guidance will be effective for the Company as of January 1, 2019. A modified retrospective transition method is required.  The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. This guidance was adopted by the Company on January 1, 2018 and was applied retrospectively.  See Note 5 for the reconciliation of the cash, cash equivalents and restricted cash balances reported within the statement of cash flows to the related captions in the balance sheet.

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

Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. Each forward-looking statement contained in this Quarterly Report reflects our management’s view only as of the date on which that forward-looking statement was made. We are not obligated to update forward-looking statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, except as required by law.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Net sales	100.0%	100.0%
Cost of sales	86.9	83.6
Gross profit	13.1	16.4

General and administrative expenses	5.1	5.1
Selling expenses	1.7	1.7
Amortization of intangibles	1.0	1.2
Other Operating Expenses	0.1	-
Income from operations	5.2	8.4

Interest expense	(1.5)	(0.8)
Other, net	1.6	0.3
Income before income taxes	5.3	7.9

Income tax expense (benefit)	1.0	2.3
Net income	4.3%	5.6%

For the three month period ended March 31, 2018, we recorded net sales of $491.3 million compared to $362.7 million in the prior year period. Net sales for the three month period ended March 31, 2018 increased $128.6 million, or 35.5%, compared to the prior year period due to an increase in new trailer shipments of approximately 2,300 units, or 21.1%, and $75.5 million in sales within our Final Mile Products segment established in the fourth quarter of 2017 after the acquisition of Supreme. Gross profit margin decreased to 13.1% in the first quarter of 2018 compared to 16.4% in the prior year period driven by higher commodity costs and labor inefficiencies related to increased production levels. We continue to be encouraged by the strong market demand within all of our reporting segments as well as the expectation that overall industry shipment and production levels for trailers will remain above replacement demand for the remainder of 2018 as many key structural and market drivers continue to support healthy demand for new trailers. In addition, we expect to continue our focused efforts to drive ongoing improvements throughout the business, deliver new opportunities to expand our customer base and focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

For the three month period ended March 31, 2018, selling, general and administrative expenses increased $8.9 million as compared to the same period in 2017. This increase was largely due to the inclusion of Supreme, which added $9.3 million in the current year period, as well as a $0.8 million increase in outside services and professional fees for legal, tax administration, and human resources expenses. These increases were slightly offset by a $1.2 million decrease in employee related costs, including employee incentive programs. As a percentage of net sales, selling, general and administrative expenses was 6.8% in both the first quarter of 2018 and the first quarter of 2017.

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

Three Months Ended March 31, 2018

Net Sales

Net sales in the first quarter of 2018 increased $128.6 million, or 35.5%, compared to the first quarter of 2017. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended March 31,
(prior to elimination of intersegment sales)			Change
	2018	2017	$	%
Sales by Segment
Commercial Trailer Products	$327,422	$274,789	$52,633	19.2
Diversified Products	95,203	89,910	5,293	5.9
Final Mile Products	75,459	-	75,459
Eliminations	(6,765)	(1,983)
Total	$491,319	$362,716	$128,603	35.5

New Trailers	(units)
Commercial Trailer Products	12,650	10,400	2,250	21.6
Diversified Products	550	500	50	10.0
Final Mile Products	-	-
Eliminations	-	-
Total	13,200	10,900	2,300	21.1

Used Trailers	(units)
Commercial Trailer Products	500	50	450	900.0
Diversified Products	50	50	-	-
Final Mile Products	-	-
Eliminations	-	-
Total	550	100	450	450.0

Commercial Trailer Products segment sales, prior to the elimination of intersegment sales, were $327.4 million for the first quarter of 2018, an increase of $52.6 million, or 19.2%, compared to the first quarter of 2017. Trailers shipped during the first quarter of 2018 totaled 12,650 trailers compared to 10,400 trailers in the prior year period, a 21.6% increase. The increase in new trailer shipments as compared to the prior year period resulted in $53.1 million, or 20.6%, increase in sales. Used trailer sales increased $3.5 million compared to the previous year period primarily due to a 450 unit increase in used trailer shipments in the first quarter of 2018 compared to the prior year period due to increased availability through fleet trade packages. Parts and service sales in the first quarter of 2018 decreased $4.3 million, or 33.5%, compared to first quarter of 2017 primarily due to fewer retail branch locations as compared to the prior year period.

Diversified Products segment sales, prior to the elimination of intersegment sales, were $95.2 million for the first quarter of 2018, an increase of $5.3 million, or 5.9%, compared to the first quarter of 2017. New trailer sales increased $3.1 million, or 10.2%, from the prior year period driven by improved volume and product mix as new trailer shipments for the first quarter of 2018 totaled 550 units compared to 500 units in the prior year period. Sales of our components, parts and service product offerings in the first quarter of 2018 was flat compared to the previous year period. Equipment and other sales increased $1.7 million, or 7.5%, compared to the prior year period as a result of higher demand for our non-trailer truck mounted equipment and other engineered products.

Final Mile Products segment sales, prior to the elimination of intersegment sales, were $75.5 million in the first quarter of 2018 for this newly created segment.

Cost of Sales

Cost of sales was $427.2 million in the first quarter of 2018, an increase of $123.8 million, or 40.8%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.

Commercial Trailer Products segment cost of sales was $290.7 million in the first quarter of 2018, an increase of $58.1 million, or 25.0%, compared to the prior year period. The increase was primarily driven by a $44.9 million increase in materials costs due to higher production volumes and higher commodity costs as compared to the prior year period. Other manufacturing costs increased $13.1 million as compared to the prior year period due to higher new trailer production volumes.

Diversified Products segment cost of sales was $77.9 million in the first quarter of 2018, an increase of $5.6 million, or 7.7%, compared to the prior period. The increase was primarily driven by a $2.6 million increase in materials costs due to increased commodity costs and a $3.0 million increase in other manufacturing costs related to increased volume and product mix.

Final Mile Product segment cost of sales was $63.9 million in first quarter of 2018 for this newly created segment.

Gross Profit

Gross profit was $64.1 million in the first quarter of 2018, an increase of $4.8 million from the prior year period. Gross profit as a percentage of sales was 13.1% for the current quarter and 16.4% for the same period in 2017. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended March 31,
			Change
	2018	2017	$	%
Gross Profit by Segment:
Commercial Trailer Products	$36,522	$42,127	$(5,605)	(13.3)
Diversified Products	17,298	17,593	(295)	(1.7)
Final Mile Products	11,532	-	11,532
Corporate and Eliminations	(1,233)	(364)	(869)
Total	$64,119	$59,356	$4,763	8.0

Commercial Trailer Products segment gross profit was $36.5 million for the first quarter of 2018 compared to $42.1 million for the first quarter of 2017. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 11.2% in the first quarter of 2018 compared to 15.3% in the same period in 2017. The decreases in gross profit and gross profit margin as compared to the prior year period were primarily driven by increases in commodity costs, start-up expenses associated with the ramp-up of new products as well as increased labor costs resulting from higher wage rates and increased overtime requirements to meet current demand.

Diversified Products segment gross profit was $17.3 million for the first quarter of 2018 compared to $17.6 million in the same quarter of 2017. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 18.2% in the first quarter of 2018 compared to 19.6% in the same period in 2017. The decrease in gross profit margin as compared to the prior year period was primarily driven by higher commodity and labor costs as well as lower average selling price.

Final Mile Products segment gross profit was $11.5 million for the first quarter of 2018 for this newly created segment. Gross profit, as a percentage of sales, was 15.3% in the first quarter of 2018.

General and Administrative Expenses

General and administrative expenses for the first quarter of 2018 increased $6.7 million, or 36.3%, from the prior year period. The increase was largely due to the inclusion of Supreme, which added expenses of $6.1 million, as well as a $0.7 million increase in outside services and professional fees for legal, tax administration, and human resources expenses. These increases were offset by a $0.2 million decrease in employee related costs, including employee incentive programs. As a percentage of sales, general and administrative expenses were 5.1% for both the first quarter of 2018 and the first quarter of 2017.

Selling Expenses

Selling expenses were $8.3 million in the first quarter of 2018, an increase of $2.2 million, or 35.2%, compared to the prior year period. The increase was largely due to the inclusion of Supreme, which added expenses of $3.1 million. The Supreme expenses were offset by a $1.0 million decrease in employee related costs, including employee incentive programs. As a percentage of sales, general and administrative expenses were 1.7% for both the first quarter of 2018 and the first quarter of 2017.

Amortization of Intangibles

Amortization of intangibles was $4.9 million for the first quarter of 2018 compared to $4.5 million in the prior year period. Amortization of intangibles for both periods primarily includes amortization expense recognized for intangible assets recorded from the acquisitions of Walker in May 2012, certain assets of Beall in February 2013 and Supreme in September 2017.

Other Income (Expense)

Interest expense for the first quarter of 2018 totaled $7.5 million compared to $3.0 million in the first quarter of 2017. Interest expense for 2018 is primarily related to interest and non-cash accretion charges on our Convertible Notes, Term Loan Credit Agreement, and Senior Notes. The increase from the previous year period is primarily due to the issuance of our Senior Notes in September 2017 related to the financing of a portion of the Supreme acquisition, partially offset by the repurchase of the Convertible Notes completed over the previous year.

Other, net for the first quarter of 2018 represented income of $7.9 million as compared to income of $1.3 million for the prior year period. Both periods include gains on the sale of certain retail branch assets and the first quarter of 2017 is offset by a loss on debt extinguishment for the refinance of our Term Loan Credit Agreement.

Income Taxes

The Company recognized income tax expense of $4.8 million in the first quarter of 2018 compared to $8.4 million for the same period in the prior year.  The effective tax rates for the first quarters of 2018 and 2017 were 18.6% and 29.5%, respectively. These effective tax rates differ from the U.S. Federal statutory rate of 21% and 35% for 2018 and 2017, respectively, primarily due to the impact of state and local taxes and the recognition of excess tax benefits on share-based compensation.

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of debt and equity. As of March 31, 2018, our debt to equity ratio was approximately 1.1:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of maintaining strong liquidity, deleveraging our balance sheet, investing in the business, both organically and strategically, and returning capital to our shareholders. In the first quarter of 2018, and in keeping to this balanced approach, we completed the purchase of $9.2 million in principal of our outstanding Convertible Senior Notes due 2018 (see “Debt Agreements and Related Amendments” section below for details) and paid dividends of $4.7 million. For the remainder of 2018, we expect to continue our commitment to fund our working capital requirements and capital expenditures while also returning capital to our shareholders and deleveraging our balance sheet through cash flows from operations as well as available borrowings under our existing Credit Agreement.

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

As of March 31, 2018, and at any time until the close of business on the second business day immediately preceding the maturity date, the Convertible Notes are convertible by their holders into cash, shares of our common stock or any combination thereof at our election, at an initial conversion rate of 85.4372 shares of our common stock per $1,000 in principal amount of Notes, which is equal to an initial conversion price of approximately $11.70 per share.

If the Convertible Notes outstanding at March 31, 2018 had been converted as of March 31, 2018, the if-converted value would exceed the principal amount by approximately $27 million. It is our intent to settle conversions in cash for both the principal portion and the excess of the conversion value over the principal portion. The Convertible Notes matured on May 1, 2018 and were classified as current within the Condensed Consolidated Balance Sheet as of March 31, 2018. Upon maturity, the Company settled for approximately $63 million, excluding interest, in cash, which includes both the principal and the excess of the conversion value over the principal.

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

For the three months ended March 31, 2018, we repurchased $9.2 million in principal of such Notes for $17.2 million, excluding accrued interest. For the three months ended March 31, 2018, we recognized a loss on debt extinguishment of $0.2 million for repurchase activity, which is included in Other, net on the Condensed Consolidated Statements of Operations.

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

The indenture for the Senior Notes restricts our ability and the ability of certain of our subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, its capital stock or with respect to any other interest or participation in, or measured by, its profits; (iii) make loans and certain investments; (iv) sell assets; (v) create or incur liens; (vi) enter into transactions with affiliates; and (vii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications. During any time when the Senior Notes are rated investment grade by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no event of default has occurred or is continuing, many of such covenants will be suspended and the Company and its subsidiaries will not be subject to such covenants during such period.

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

Contractual coupon interest expense and accretion of discount and fees for the Senior Notes for the three months ended March 31, 2018 was $4.6 million and is included in Interest Expense on our Condensed Consolidated Statements of Operations.

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

The Revolving Credit Facility (i) bears interest, at the Borrowers’ election, at (x) the London Interbank Offer Rate (LIBOR) (subject to a floor of 0%) plus a margin ranging from 150 basis points to 200 basis points, or (y) a base rate plus a margin ranging from 50 basis points to 100 basis points, in each case, based upon the monthly average excess availability under the Revolving Credit Facility, (ii) requires us to pay a monthly unused line fee equal to 25 basis points times the average unused availability under the Revolving Credit Facility, (iii) provides that if availability under the Revolving Credit Facility is less than 12.5% of the total commitment under the Revolving Credit Facility or if there exists an event of default, amounts in any of the Borrowers’ and the subsidiary guarantors’ deposit accounts (other than certain excluded accounts) will be transferred daily into a blocked account held by the Agent and applied to reduce the outstanding amounts under the Revolving Credit Facility, and (iv) requires us to maintain a minimum fixed charge coverage ratio of not less than 1.1 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Facility is less than 10% of the total commitment under the Revolving Credit Facility.

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

The Credit Agreement is guaranteed by certain of our subsidiaries (the “Revolver Guarantors”) and is secured by (i) first priority security interests (subject only to customary permitted liens and certain other permitted liens) in substantially all personal property of the Borrowers and the Revolver Guarantors, consisting of accounts receivable, inventory, cash, deposit and securities accounts and any cash or other assets in such accounts and, to the extent evidencing or otherwise related to such property, all general intangibles, licenses, intercompany debt, letter of credit rights, commercial tort claims, chattel paper, instruments, supporting obligations, documents and payment intangibles (collectively, the “Revolver Priority Collateral”), and (ii) second-priority liens on and security interests in (subject only to the liens securing the Term Loan Credit Agreement (as defined below), customary permitted liens and certain other permitted liens) (A) equity interests of each direct subsidiary held by the Borrower and each Revolver Guarantor (subject to customary limitations in the case of the equity of foreign subsidiaries), and (B) substantially all other tangible and intangible assets of the Borrowers and the Revolver Guarantors including equipment, general intangibles, intercompany notes, insurance policies, investment property, intellectual property and material owned real property (in each case, except to the extent constituting Revolver Priority Collateral) (collectively, the “Term Priority Collateral”). The respective priorities of the security interests securing the Credit Agreement and the Term Loan Credit Agreement are governed by an Intercreditor Agreement between the Agent and the Term Agent (as defined below) (the “Intercreditor Agreement”).

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

As of March 31, 2018, we were in compliance with all covenants of the Credit Agreement.

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

Furthermore, on November 17, 2017, we entered into Amendment No. 5 to the Term Loan Credit Agreement (“Amendment No. 5”). As of the Amendment No. 5 date, $188.0 million of the Term Loans were outstanding. Under Amendment No. 5, the lenders agreed to provide us term loans in the same aggregate principal amount of the outstanding Term Loans, which were used to refinance the outstanding Term Loans.

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

For the three months ended March 31, 2018 and 2017, under the Term Loan Credit Agreement, we paid interest of $1.8 million and $2.0 million, respectively, and principal of $0.5 million during each period. In connection with Amendment No. 3 we recognized a loss on debt extinguishment of $0.6 million during the first quarter of 2017, which was included in Other, net on our Condensed Consolidated Statements of Operations. As of March 31, 2018, we had $187.1 million outstanding under the Term Loan Credit Agreement, of which $1.9 million was classified as current on the Condensed Consolidated Balance Sheet.

For each three month period ended March 31, 2018 and 2017, we incurred charges of less than $0.1 million for amortization of fees and original issuance discount, which is included in Interest Expense in the Condensed Consolidated Statements of Operations.

Cash Flow

Cash used by operating activities for the first three months of 2018 totaled $12.0 million, compared to providing $65.3 million during the same period in 2017. The cash used by operations during the current year period was the result of a $39.8 million increase in our working capital, which was offset by net income adjusted for various non-cash activities, including depreciation, amortization, gain on the sale of assets, deferred taxes, loss on debt extinguishment, stock-based compensation, and accretion of debt discount. Changes in key working capital accounts for 2018 and 2017 are summarized below (in thousands):

Source (Use) of cash:	2018	2017	Change
Accounts receivable	$(45,910)	$36,353	$(82,263)
Inventories	(58,383)	(51,692)	(6,691)
Accounts payable and accrued liabilities	63,943	41,395	22,548
Net source (use) of cash	(40,350)	26,056	(66,406)

Accounts receivable increased by $45.9 million in the first three months of 2018 as compared to a decrease of $36.4 million in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 35 days in 2018 as compared to 29 days in the same period in 2017. The increase in accounts receivable during the first three months of 2018 was primarily due to increased demand, as well as timing of shipments. Inventory increased by $58.4 million during the first three months of 2018 as compared to an increase of $51.7 million in the 2017 period. The increase in inventory for the 2018 period was primarily due to higher finished goods and raw materials inventory resulting from increased demand for the first three months of 2018. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately eight times in the 2018 period compared to approximately ten times in the 2017 period. Accounts payable and accrued liabilities increased by $63.9 million in 2018 compared to an increase of $41.4 million for the same period in 2017. The increase during the first three months of 2018 was primarily due to continued strong production levels and purchasing activities required to meet current demand. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 36 days in 2018 as compared to 33 days in the same period in 2017.

Investing activities provided $6.5 million during the first three months of 2018, as compared to $1.8 million in the same period in 2017. Investing activities for the first three months of 2018 include proceeds from the sale of assets totaling $12.6 million offset by capital expenditures of $6.1 million.

Financing activities used $27.1 million during the first three months of 2018 as compared to $16.3 million used in the same period in 2017. Cash used in financing activities during the current year period primarily relates to repurchase of Convertible Notes totaling $17.2 million, common stock repurchases of $5.4 million and cash dividends paid to our shareholders of $4.7 million. Cash used in financing activities in the first three months of 2017 primarily relates to common stock repurchases through our share repurchase program of $16.6 million and cash dividends paid to our shareholders of $3.9 million offset by proceeds from the exercise of stock options of $5.4 million.

As of March 31, 2018, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $322.2 million, representing a decrease of $48.3 million compared to March 31, 2017 and a decrease of $38.9 million compared to December 31, 2017. Total debt and capital lease obligations amounted to $542.2 million as of March 31, 2018. As we continue to see a strong demand environment within the trailer industry and excellence in operational performance across all of our business segments, we believe our liquidity is adequate to fund our currently planned operations, working capital needs and capital expenditures for the remainder of 2018.

Capital Expenditures

Capital spending amounted to $6.1 million for the first three months of 2018 and is anticipated to be in the range of $40 million to $50 million for 2018. Capital spending for 2018 has been and is expected to continue to be primarily utilized to support maintenance, growth, and productivity improvement initiatives within our facilities.

Off-Balance Sheet Transactions

As of March 31, 2018, we had approximately $4.3 million in operating lease commitments, inclusive of Supreme. We did not enter into any material off-balance sheet debt or operating lease transactions during the first quarter of 2018.

Contractual Obligations and Commercial Commitments

A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of March 31, 2018 are as follows (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
DEBT:
Revolving Facility (due 2020)	$-	$-	$-	$-	$-	$-	$-
Convertible Senior Notes (due 2018)	35,328	-	-	-	-	-	35,328
Term Loan Credit Facility (due 2022)	1,410	1,880	1,880	1,880	180,057	-	187,107
Senior Notes (due 2025)	-	-	-	-	-	325,000	325,000
Capital Leases (including principal and interest)	271	361	361	361	30	-	1,384
TOTAL DEBT	$37,009	$2,241	$2,241	$2,241	$180,087	$325,000	$548,819

OTHER:
Operating Leases	$1,789	$1,380	$652	$453	$13	$3	$4,290
TOTAL OTHER	$1,789	$1,380	$652	$453	$13	$3	$4,290

OTHER COMMERCIAL COMMITMENTS:
Letters of Credit	$5,350	$-	$-	$-	$-	$-	$5,350
Raw Material Purchase Commitments	79,639	-	-	-	-	-	79,639
Chassis Converter Pool Agreements	16,389	-	-	-	-	-	16,389
TOTAL OTHER COMMERCIAL
COMMITMENTS	$101,378	$-	$-	$-	$-	$-	$101,378

TOTAL OBLIGATIONS	$140,176	$3,621	$2,893	$2,694	$180,100	$325,003	$654,487

Scheduled payments for our Revolving Credit Facility exclude interest payments as rates are variable. Borrowings under our Revolving Credit Facility bear interest at a variable rate based on LIBOR or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Outstanding borrowings under our Revolving Credit Facility bear interest at a rate, at our election, equal to (i) LIBOR plus a margin ranging from 1.50% to 2.00% or (ii) a base rate plus a margin ranging from 0.50% to 1.00%, in each case depending upon the monthly average excess availability under our Revolving Credit Facility. We are required to pay a monthly unused line fee equal to 0.25% times the average daily unused availability along with other customary fees and expenses of our agent and lenders.

Scheduled payments for our Convertible Notes exclude interest payments. The Convertible Notes bear interest at the rate of 3.375% per annum from the date of issuance, payable semi-annually on May 1 and November 1.

Scheduled payments for our Term Loan Credit Agreement, as amended, exclude interest payments as rates are variable. Borrowings under the Term Loan Credit Agreement, as amended, bear interest at a variable rate, at our election, equal to (i) LIBOR (subject to a floor of 0.00%) plus a margin of 2.25% or (ii) a base rate plus a margin of 1.25%. The Term Loan Credit Agreement matures in March 2022, subject to certain springing maturity events.

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

We have $79.6 million in purchase commitments through December 2018 for various raw material commodities, including aluminum, steel and nickel as well as other raw material components which are within normal production requirements.

We, through our subsidiary Supreme, obtain most vehicle chassis for our specialized vehicle products directly from the chassis manufacturers under converter pool agreements.  Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders.  Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at our various facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement.  The manufacturer transfers the chassis to us on a “restricted basis,” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers.  The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with manufacturers, we have not historically settled, nor expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer.  Accordingly, as of March 31, 2018 our outstanding chassis converter pool with the manufacturer totaled $13.9 million and we have included this financing agreement on our Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs through our Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $2.5 million.  Under these agreements, if the chassis is not delivered to a customer within a specified time frame we are required to pay a finance or storage charge on the chassis.  Additionally, we receive finance support funds from the manufacturer when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis.

Backlog

Orders that have been confirmed by customers in writing, have defined delivery timeframes and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms or cancellation. Our backlog of orders was $1,279 million at March 31, 2018 compared to $1,213 million at December 31, 2017 and $863 million at March 31, 2017. We expect to complete the majority of our backlog orders as of March 31, 2018 within 12 months of this date.

OUTLOOK

The demand environment for trailers remained strong through the first three months of 2018, as evidenced by our strong backlog, a trailer demand forecast by industry forecasters above replacement demand levels for the next several years, and our ability to maintain strong margins. Recent estimates from industry analysts, ACT Research Company (“ACT”) and FTR Associates (“FTR”), forecast trailer demand for 2018 and beyond to remain healthy. ACT currently estimates trailer production to be approximately 320,000 trailers for 2018, representing an increase of 10% as compared to 2017, and forecasting continued demand levels to be above replacement demand into the foreseeable future with estimated demand for 2019 to be approximately 298,000 and annual average demand for the four year period ending 2023 to be approximately 263,000 new trailers. FTR anticipates new trailer production to be approximately 305,000 new trailers in 2018, representing an increase of 7% as compared to 2017 as well as projecting an increase in 2019 with production totaling 295,000 trailers. In spite of a strong forecasted demand environment, there remain downside risks relating to issues with both the domestic and global economies, including the housing, energy and construction-related markets in the U.S.

Other potential risks we face for the remainder of 2018 will primarily relate to our ability to effectively manage our manufacturing operations as well as the cost and supply of raw materials, commodities and components. Significant increases in the cost of certain commodities, raw materials or components have had and may continue to have an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions, aluminum extrusions and specialty steel coil. At the current and expected demand levels, there may be shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products.

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

Seeing the growth in e-commerce and the impact it has had and will to continue to have on the transportation industry, Wabash entered the final mile space in late 2015 with the introduction of heavy-duty truck bodies. With the acquisition of Supreme, the second largest U.S. manufacturer of truck bodies, on September 27, 2017, we accelerate our growth opportunities by greatly expanding our presence in the final mile space, increasing our manufacturing and distribution paths as well as growing our product and customer base. This acquisition further supports and accelerates our corporate strategy to transform our business into a more diversified industrial manufacturer addressing new potential markets, enhancing our financial profile, and reducing the impact of cyclicality within our business. While demand for some of our products is dependent on the development of new products, customer acceptance of our product solutions, and the general expansion of our customer base and distribution channels, we remain committed to enhancing and diversifying our business model through organic and strategic initiatives. We offer a wide array of products and customer-specific solutions that we believe provide a good foundation for achieving these goals. In addition, we have been and will continue to focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products in the marketplace.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have included a summary of our Critical Accounting Policies and Estimates in our annual report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the summary provided in that report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices, interest rates and foreign exchange rates. The following discussion provides additional detail regarding our exposure to these risks.

Commodity Prices

We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper and polyethylene. Given the volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers. As of March 31, 2018, we had $79.6 million in raw material purchase commitments through December 2018 for materials that will be used in the production process, as compared to $58.7 million as of December 31, 2017. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.

Interest Rates

As of March 31, 2018, we had no floating rate debt outstanding under our Revolving Credit Facility and for the first quarter of 2018 we maintained no floating rate borrowings under our Revolving Credit Facility. In addition, as of March 31, 2018, we had outstanding borrowings under our Term Loan Credit Agreement, as amended, totaling $187.1 million that bear interest at a floating rate, subject to a minimum interest rate. Based on the average borrowings under our Revolving Credit Facility and the outstanding indebtedness under our Term Loan Credit Agreement a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of $1.9 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2018.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal year 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017. See also Note 9, “Contingencies”, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K, for the year ended December 31, 2017, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Our Equity Securities

In February 2017, the Company announced that the Board of Directors approved the repurchase of an additional $100 million in shares of common stock over a two year period. This authorization was an increase to the previous $100 million repurchase program approved in February 2016. For the quarter ended March 31, 2018, we did not repurchase any shares pursuant to our repurchase program. However, during this period there were 226,341 shares repurchased to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
January 2018	0		$0.00	0	$52.9
February 2018	226,341	(1)	$23.91	0	$52.9
March 2018	0		$0.00	0	$52.9
Total	226,341		$23.91	0	$52.9

(1)	226,341 shares were repurchased to cover minimum employee withholding obligations upon the vesting of restricted stock awards.

ITEM 6.	EXHIBITS

(a)	Exhibits:
31.01	Certification of Principal Executive Officer
31.02	Certification of Principal Financial Officer
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101	Interactive Data File Pursuant to Rule 405 of Regulation S-T

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: May 1, 2018	By:	/s/ Jeffery L. Taylor
Jeffery L. Taylor
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

