Form 10-Q
period 2018-06-30
WABASH NATIONAL CORP /DE
filed 2018-08-08
CIK 879526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018 OR
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

Yes ☐ No ☒

The number of shares of common stock outstanding at August 2, 2018 was 57,209,388.

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$119,215	$191,521
Accounts receivable	193,450	146,836
Inventories	234,122	180,735
Prepaid expenses and other	57,343	57,299
Total current assets	$604,130	$576,391

PROPERTY, PLANT AND EQUIPMENT	195,546	195,363

GOODWILL	315,977	317,464

INTANGIBLE ASSETS	226,618	237,030

OTHER ASSETS	26,860	25,265
	$1,369,131	$1,351,513

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,880	$46,020
Current portion of capital lease obligations	281	290
Accounts payable	183,966	108,448
Other accrued liabilities	122,552	128,910
Total current liabilities	$308,679	$283,668

LONG-TERM DEBT	503,576	504,091

CAPITAL LEASE OBLIGATIONS	879	1,012

DEFERRED INCOME TAXES	36,808	36,955

OTHER NONCURRENT LIABILITIES	19,974	19,724

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 57,267,116 and 57,564,493 shares outstanding, respectively	744	737
Additional paid-in capital	624,209	653,435
Retained earnings	142,747	98,728
Accumulated other comprehensive losses	(2,620)	(2,385)
Treasury stock at cost, 17,233,073 and 16,207,740 common shares, respectively	(265,865)	(244,452)
Total stockholders' equity	$499,215	$506,063
	$1,369,131	$1,351,513

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017

NET SALES	$612,690	$435,903	$1,104,009	$798,619

COST OF SALES	527,375	368,225	954,576	671,584

Gross profit	$85,315	$67,678	$149,433	$127,035

GENERAL AND ADMINISTRATIVE EXPENSES	25,778	19,018	50,887	37,436

SELLING EXPENSES	8,556	5,897	16,901	12,070

AMORTIZATION OF INTANGIBLES	4,940	4,095	9,881	8,597

ACQUISITION EXPENSES	-	-	68	-

Income from operations	$46,041	$38,668	$71,696	$68,932

OTHER INCOME (EXPENSE):
Interest expense	(7,151)	(2,888)	(14,605)	(5,878)
Other, net	4,037	325	11,953	1,657

Income before income taxes	$42,927	$36,105	$69,044	$64,711

INCOME TAX EXPENSE	11,025	13,160	15,870	21,593

Net income	$31,902	$22,945	$53,174	$43,118

DIVIDENDS DECLARED PER SHARE	$0.075	$0.06	$0.15	$0.12

BASIC NET INCOME PER SHARE	$0.55	$0.38	$0.92	$0.72

DILUTED NET INCOME PER SHARE	$0.54	$0.36	$0.89	$0.68

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

NET INCOME	$31,902	$22,945	$53,174	$43,118

Other comprehensive income (loss):
Foreign currency translation adjustment	(600)	294	(127)	772
Unrealized holding loss on investments	(44)	-	(109)	-
Total other comprehensive income (loss)	(644)	294	(236)	772

COMPREHENSIVE INCOME	$31,258	$23,239	$52,938	$43,890

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017

Cash flows from operating activities
Net income	$53,174	$43,118
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	10,330	8,412
Amortization of intangibles	9,881	8,597
Net gain on sale of property, plant and equipment	(9,743)	(2,502)
Loss on debt extinguishment	174	764
Deferred income taxes	(81)	45
Stock-based compensation	5,390	5,430
Non-cash interest expense	1,110	1,042
Changes in operating assets and liabilities
Accounts receivable	(46,564)	30,656
Inventories	(56,057)	(60,748)
Prepaid expenses and other	1,756	3,998
Accounts payable and accrued liabilities	72,792	35,285
Other, net	(1,691)	1,147
Net cash provided by operating activities	$40,471	$75,244

Cash flows from investing activities
Capital expenditures	(11,117)	(10,856)
Proceeds from the sale of property, plant, and equipment	16,426	3,736
Other, net	3,060	1,220
Net cash provided by (used in) investing activities	$8,369	$(5,900)

Cash flows from financing activities
Proceeds from exercise of stock options	910	5,630
Dividends paid	(9,271)	(7,767)
Borrowings under revolving credit facilities	423	371
Payments under revolving credit facilities	(423)	(371)
Principal payments under capital lease obligations	(143)	(303)
Proceeds from issuance of term loan credit facility	-	189,470
Principal payments under term loan credit facility	(940)	(190,418)
Principal payments under industrial revenue bond	(92)	(311)
Debt issuance costs paid	-	(354)
Convertible senior notes repurchase	(80,200)	(7,331)
Stock repurchase	(21,413)	(42,794)
Net cash used in financing activities	$(111,149)	$(54,178)

Net (decrease) increase in cash, cash equivalents, and restricted cash	$(62,309)	$15,166
Cash, cash equivalents and restricted cash at beginning of period	191,521	163,467
Cash, cash equivalents, and restricted cash at end of period	$129,212	$178,633

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

The Company adopted Financial Accounting Standards Board Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective January 1, 2018. The adoption of Topic 606 did not have an impact on the consolidated financial statements. The Company recognizes revenue from the sale of its products when obligations under the terms of a contract with our customers are satisfied; this occurs with the transfer of control of our products and replacement parts or with the completion of service work. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring promised goods or services to a customer and excludes all taxes collected from the customer. Shipping and handling fees are included in Net Sales and the associated costs included in Cost of Sales in the Consolidated Statements of Operations. For shipping and handling costs that take place after the transfer of control, the Company is applying the practical expedient and treating it as a fulfillment cost. Incidental items that are immaterial in the context of the contract are recognized as expense. For certain performance obligations satisfied over time, the Company recognizes revenue on the basis of the Company’s efforts or inputs to the satisfaction of a performance obligation, measured by actual total cost incurred to the total estimated costs for each project.

The Company has identified three separate and distinct performance obligations: 1) the sale of a trailer or equipment, 2) sale of replacement parts, and 3) service work. For trailer, truck body, equipment, and replacement part sales, control is transferred and revenue recognized from the sale upon shipment to or pick up by the customer in accordance with the contract terms. Service facilities recognize revenue when the service work has been completed. The Company does not have any material extended payment terms as payment is received shortly after the point of sale. Accounts receivables are recorded when the right to consideration becomes unconditional. The Company does have customers who pay for the product prior to the transfer of control which is recorded as customer deposits in Other Accrued Liabilities as shown in Note 12. Customer deposits are recognized as revenue when the Company performs its obligations under the contract and transfer control of the product.

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

Supreme is one of the nation’s leading manufacturers of specialized commercial vehicles, including cutaway and dry-freight van bodies, refrigerated units, and stake bodies. Supreme has manufacturing facilities in Goshen and Ligonier, Indiana; Jonestown, Pennsylvania; Cleburne, Texas; Griffin, Georgia; and Moreno Valley, California. Supreme is part of a new Final Mile Products segment created by the Company in the fourth quarter of 2017. This acquisition allows the Company to accelerate our growth and expand our presence in the final mile space, with increased distribution paths and greater customer reach, and supports the Company’s objective to transform into a more diversified industrial manufacturer.

The Company incurred various costs related to the Supreme acquisition including fees paid to an investment banker for acquisition services and the related bridge financing commitment as well as professional fees for diligence, legal and accounting totaling $0.1 million for the six month period ending June 30, 2018. These costs have been recorded as Acquisition Expenses in the Condensed Consolidated Statements of Operations.

The aggregate purchase price of $360.4 million was allocated to the opening balance sheet of Supreme at September 27, 2017, the date of acquisition, as follows (in thousands):

Cash	$36,878
Accounts receivable	25,196
Inventories	33,471
Prepaid expense and other	23,916
Property, plant, and equipment	59,891
Intangibles	161,200
Goodwill	167,714
Other assets	127
Total assets acquired	$508,393

Current portion of long term debt	$7,167
Accounts payable	10,546
Other accrued liabilites	55,518
Deferred income taxes	71,880
Long term liabilities	2,918
Total liabilities assumed	$148,029

Net assets acquired	$360,364

Acquisition, net of cash acquired	$323,486

Intangible assets totaling $161.2 million were recorded as a result of the acquisition and consist of the following (in thousands):

Intangibles

	Amount	Useful Life
Tradename	$20,000	20 years
Customer relationships	139,000	15 years
Backlog	2,200	Less than 1 year
	$161,200

The Company amortizes the tradename intangible asset utilizing a straight-line approach and the customer relationship intangible asset using an accelerated method that follows the pattern in which the economic benefits of the asset is expected to be consumed. Amortization expense, including the intangible assets preliminarily recorded from the Supreme acquisition, is estimated to be $20.4 million, $21.6 million, $23.1 million, $24.4 million and $19.5 million for the years 2018 through 2022, respectively.

Goodwill of $167.7 million was recorded as a result of the acquisition. The amount recorded as goodwill for the Supreme acquisition is not deductible for tax purposes. Goodwill, calculated as the excess of the consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized, is comprised of operational synergies that are expected to be realized in both the short and long-term and the opportunity to enter new market sectors with higher margin potential which will enable us to deliver greater value to our customers and shareholders. During the first six months of 2018, the Company made certain adjustments to its purchase price allocation to adjust tax obligations, inventory, accrued liabilities, and accounts receivable, which resulted in $1.5 million decrease in goodwill.

Unaudited Pro forma Results

The results of Supreme are included in the Condensed Consolidated Statement of Operations, including $119.5 million and $12.2 million of revenue and net income, respectively, for the three months ended June 30, 2018 and $191.7 million and $14.3 million of revenue and net income, respectively, for the six months ended June 30, 2018. The following unaudited pro forma information is shown below as if the acquisition of Supreme had been completed as of the beginning of the earliest period presented (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
Sales	$530,280	$957,839
Net income	$25,159	$43,652

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

Inventories are stated at the lower of cost, determined either on the first-in, first-out or average cost method, or market. The cost of manufactured inventory includes raw material, labor and overhead. Inventories, net of reserves, consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Raw materials and components	$102,959	$83,834
Finished goods	94,486	54,000
Work in progress	27,783	29,123
Aftermarket parts	6,213	6,448
Used trailers	2,681	7,330
	$234,122	$180,735

5.	PREPAID EXPENSES

Prepaid expenses and other current assets as of June 30, 2018 and December 31, 2017 consists of the following (in thousands):

	June 30,	December 31,
	2018	2017
Chassis converter pool agreements	$14,641	$18,326
Restricted cash	9,997	-
Income tax receivables	9,557	10,821
Insurance premiums & maintenance agreements	4,991	6,860
Assets held for sale	4,011	10,777
All other	14,146	10,515
	$57,343	$57,299

Chassis converter pool agreements represent chassis transferred to the Company on a restricted basis by the manufacturer, who retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales to the manufacturer’s dealers. Assets held for sale are related to the Company’s former branch locations, as well as certain locations acquired through the Supreme acquisition. Insurance premiums and maintenance agreements are charged to expenses over the contractual life, which is generally one year or less. Additionally, prepaid expenses include costs in excess of billings on contracts for which the Company recognizes revenue over time as services are completed.

Restricted cash includes balances that resulted from the sale of certain branch assets that served as collateral to secure the Company’s long-term debt. The restriction will lapse when collateral assets are purchased. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	June 30,	June 30,
	2018	2017
Cash and cash equivalents	$119,215	$178,633
Restricted cash included in prepaid expenses and other	9,997	-
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$129,212	$178,633

6.	DEBT

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2018	2017
Convertible senior notes due 2018	$-	$44,561
Senior notes due 2025	325,000	325,000
Term loan credit agreement	186,639	187,579
Other debt	-	93
	$511,639	$557,233
Less: unamortized discount and fees	(6,183)	(7,122)
Less: current portion	(1,880)	(46,020)
	$503,576	$504,091

Convertible Notes

In April 2012, the Company issued Convertible Senior Notes due 2018 (the “Convertible Notes”) with an aggregate principal amount of $150 million in a public offering. The Convertible Notes bore interest at a rate of 3.375% per annum from the date of issuance, payable semi-annually on May 1 and November 1, and matured on May 1, 2018. The Convertible Notes were senior unsecured obligations of the Company ranking equally with its existing and future senior unsecured debt. The Company used the net proceeds of $145.1 million from the sale of the Convertible Notes to fund a portion of the purchase price of the acquisition of Walker Group Holdings (“Walker”) in May 2012. The Company accounted separately for the liability and equity components of the Convertible Notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion.

During 2018, the Company used $80.2 million in cash, excluding interest, to settle $44.6 million in principal of the Convertible Notes of which none were converted to common shares. The excess of the cash settlement amount over the principal value of the Convertible Notes was accounted for as a reacquisition of equity, resulting in a $35.5 million reduction to additional paid-in capital during the six months ended June 30, 2018.  For the six months ended June 30, 2018, the Company recognized a loss on debt extinguishment of $0.2 million related to settlements and the retirement of the Convertible Notes, which is included in Other, net on the Company’s Condensed Consolidated Statements of Operations.

Contractual coupon interest expense and accretion of discount and fees on the liability component for the Convertible Notes for the three and six month periods ended June 30, 2018, and 2017 included in Interest Expense on the Company’s Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contractual coupon interest expense	$120	$402	$470	$815
Accretion of discount and fees on the liability component	$103	$390	$461	$784

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

Contractual coupon interest expense and accretion of discount and fees for the Senior Notes for the six month period ended June 30, 2018 was $9.2 million and is included in Interest Expense on the Company’s Condensed Consolidated Statements of Operations.

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

The Revolving Credit Facility (i) bears interest, at the Borrowers’ election, at (x) the London Interbank Offer Rate (“LIBOR”) (subject to a floor of 0%) plus a margin ranging from 150 basis points to 200 basis points, or (y) a base rate plus a margin ranging from 50 basis points to 100 basis points, in each case, based upon the monthly average excess availability under the Revolving Credit Facility, (ii) requires the Company to pay a monthly unused line fee equal to 25 basis points times the average unused availability under the Revolving Credit Facility, (iii) provides that if availability under the Revolving Credit Facility is less than 12.5% of the total commitment under the Revolving Credit Facility or if there exists an event of default, amounts in any of the Borrowers’ and the subsidiary guarantors’ deposit accounts (other than certain excluded accounts) will be transferred daily into a blocked account held by the Agent and applied to reduce the outstanding amounts under the Revolving Credit Facility, and (iv) requires the Company to maintain a minimum fixed charge coverage ratio of not less than 1.1 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Facility is less than 10% of the total commitment under the Revolving Credit Facility.

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

As of June 30, 2018, the Company had no outstanding borrowings under the Credit Agreement and was in compliance with all covenants. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Facility, amounted to $287.7 million as of June 30, 2018.

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

For the six months ended June 30, 2018 and 2017, under the Term Loan Credit Agreement the Company paid interest of $3.9 million and $3.8 million, respectively, and principal of $0.9 million during each period. In connection with Amendment No. 3 the Company recognized a loss on debt extinguishment of $0.6 million during the first quarter of 2017 which was included in Other, net on the Company’s Condensed Consolidated Statements of Operations. As of June 30, 2018, the Company had $186.6 million outstanding under the Term Loan Credit Agreement, of which $1.9 million was classified as current on the Company’s Condensed Consolidated Balance Sheet.

For the six month periods ended June 30, 2018 and 2017, the Company incurred charges of $0.1 million and less than $0.1 million, respectively, for amortization of fees and original issuance discount, which is included in Interest Expense in the Condensed Consolidated Statements of Operations.

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

The investments purchased by the Company include mutual funds, $2.4 million of which are classified as Level 1, and life-insurance contracts valued based on the performance of underlying mutual funds, $14.1 million of which are classified as Level 2.

Additionally, upon the Company’s acquisition of Supreme, the Company acquired a pool of investments made by a wholly owned captive insurance subsidiary. These investments are comprised of mutual funds, $4.9 million of which are classified as Level 1.

Estimated Fair Value of Debt

The estimated fair value of debt at June 30, 2018 consists primarily of the Senior Notes due 2025 and borrowings under the Term Loan Credit Agreement (see Note 6). The fair value of the Senior Notes due 2025, Term Loan Credit Agreement and the Revolving Credit Facility are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Revolving Credit Facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings. All other debt and capital lease obligations approximate their fair value as determined by discounted cash flows and are classified as Level 3.

The Company’s carrying and estimated fair value of debt at June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018				December 31, 2017
	Carrying	Fair Value			Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Instrument
Convertible senior notes due 2018	$-	$-	$-	$-	$44,046	$-	$83,605	$-
Senior notes due 2025	319,669	-	314,438	-	319,377	-	328,250	-
Term loan credit agreement	185,788	-	186,639	-	186,620	-	188,048	-
Other debt	-	-	-	-	67	-	-	67
Capital lease obligations	1,160	-	-	1,160	1,302	-	-	1,302
	$506,617	$-	$501,077	$1,160	$551,412	$-	$599,903	$1,369

8.	STOCK-BASED COMPENSATION

The Company recognizes all share-based payments based upon their fair value. The Company grants restricted stock units subject to service, performance and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance based units is based on the market price of a share of underlying common stock at the date of grant. The fair value of the market based units is based on a lattice valuation model. The amount of compensation costs related to restricted stock units and performance units not yet recognized was $20.5 million at June 30, 2018 for which the expense will be recognized through 2021.

9.	CONTINGENCIES

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, and is periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations"). As of June 30, 2018, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

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

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil. On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damages amount was approximately R$26.7 million (Brazilian Reais), which was approximately $6.9 million U.S. dollars using the exchange rate as of June 30, 2018, and exclusive of any potentially court-imposed interest, fees or inflation adjustments. On October 5, 2016, the Court of Appeals re-heard all facts and legal questions presented in the case, and ruled in favor of the Company on all claims at issue. In doing so, the Court of Appeals dismissed all claims against the Company and vacated the judgment and damages previously ordered by the Fourth Civil Court of Curitiba. On September 30, 2017, BK filed its notice for a special appeal of the Court of Appeals ruling to the Superior Court of Justice and the Supreme Federal Court. However, unless these higher courts find in favor of BK on any of its claims, the judgment of the Court of Appeals will be final. As a result of the Court of Appeals ruling, the Company does not expect that this proceeding will have a material adverse effect on its financial condition or results of operations; however, it will continue to monitor these legal proceedings.

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

Walker Acquisition

In connection with the Company’s acquisition of Walker in May 2012, there was an outstanding, disputed claim of approximately $2.9 million for unpaid benefits. In June 2018, this dispute was resolved as part of a confidential settlement agreement. The resolution of the dispute will not have a material adverse effect on the Company’s financial condition or results of operations.

Environmental Disputes

In August 2014, the Company received notice as a potentially responsible party (“PRP”) by the South Carolina Department of Health and Environmental Control (“DHEC”) pertaining to the Philip Services Site located in Rock Hill, South Carolina pursuant to the Comprehensive Environmental Response, Compensation and Liability Act and corresponding South Carolina statutes. PRPs include parties identified through manifest records as having contributed to deliveries of hazardous substances to the Philip Services Site between 1979 and 1999. The DHEC’s allegation that the Company was a PRP arises out of four manifest entries in 1989 under the name of a company unaffiliated with Wabash National (or any of its former or current subsidiaries) that purport to be delivering a de minimis amount of hazardous waste to the Philip Services Site “c/o Wabash National Corporation.” As such, the Philip Services Site PRP Group (“PRP Group”) notified Wabash in August 2014 that it was offering the Company the opportunity to resolve any liabilities associated with the Philip Services Site by entering into a Cash Out and Reopener Settlement Agreement (the “Settlement Agreement”) with the PRP Group, as well as a Consent Decree with the DHEC. The Company has accepted the offer from the PRP Group to enter into the Settlement Agreement and Consent Decree, while reserving its rights to contest its liability for any deliveries of hazardous materials to the Philips Services Site. The requested settlement payment is immaterial to the Company’s financial conditions or operations, and as a result, if the Settlement Agreement and Consent Decree are finalized, the payment to be made by the Company thereunder is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

Supreme Litigation

Prior to the Company’s acquisition of Supreme, a complaint was filed against Supreme Corporation (“SC”), a subsidiary of Supreme, in a suit (SVI, Inc. v. Supreme Corporation, Hometown Trolley (a/k/a Double K, Inc.) and Dustin Pence) in the United States District Court, District of Nevada on May 16, 2016. The plaintiff is SC’s former trolley distributor. The plaintiff filed an amended complaint on January 3, 2017, which alleges that SC’s sale of its trolley assets to another trolley manufacturer was improper. SC filed a motion to dismiss, which was granted in part on May 30, 2017. The remaining claims alleged against SC include: (i) misappropriation of trade secrets; (ii) civil conspiracy/collusion; (iii) tortious interference with contractual relationships; (iv) breach of contract; and (v) breach of the covenant of good faith and fair dealing. The plaintiff alleges damages amounting to approximately $40 million. Management believes that the allegations are without merit. However, due to the inherent risk of litigation and to avoid additional fees and costs, the Company reached a settlement with SVI, Inc., subject to mutual releases of all claims. On May 14, 2018, the Court approved the settlement. On May 30, 2018, the Court dismissed with prejudice all claims against SC. The settlement of this matter will not have a material adverse effect on the Company’s financial condition or results of operations.

Prior to the Company’s acquisition of Supreme, on November 4, 2016, a putative class action lawsuit was filed against Supreme, Mark D. Weber (Supreme’s former Chief Executive Officer) and Matthew W. Long (Supreme’s former Chief Financial Officer) in the United States District Court for the Central District of California alleging the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 by making material, misleading statements in July 2016 regarding projected backlog. The plaintiff seeks to recover unspecified damages. On February 14, 2017, the court transferred the venue of the case to the Northern District of Indiana upon the joint stipulation of the plaintiff and the defendants. An amended complaint was filed on April 24, 2017 challenging statements made during a putative class period of October 22, 2015 through October 21, 2016.

On May 24, 2018, the Court granted Supreme’s motion to dismiss all claims for failure to state a claim. On July 13, 2018, the plaintiffs filed a second amended complaint. The case is stayed as to discovery. Due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable; however, at this time, management believes that the allegations are without merit and is vigorously defending the matter. As a result, management does not believe this matter will have a material adverse effect on the Company’s financial condition or results of operations.

Chassis Converter Pool Agreements

The Company, through Supreme, obtains most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of June 30, 2018, the Company’s outstanding chassis converter pool with the manufacturer totaled $14.6 million and has included this financing agreement on the Company’s Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs through its Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $7.5 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

10.	NET INCOME PER SHARE

Per share results have been calculated based on the average number of common shares outstanding. The calculation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic net income per share:
Net income applicable to common stockholders	$31,902	$22,945	$53,174	$43,118
Weighted average common shares outstanding	57,879	59,902	57,836	60,022
Basic net income per share	$0.55	$0.38	$0.92	$0.72

Diluted net income per share:
Net income applicable to common stockholders	$31,902	$22,945	$53,174	$43,118

Weighted average common shares outstanding	57,879	59,902	57,836	60,022
Dilutive shares from assumed conversion of convertible senior notes	435	1,831	1,073	1,762
Dilutive stock options and restricted stock	960	1,474	1,114	1,519
Diluted weighted average common shares outstanding	59,274	63,207	60,023	63,303
Diluted net income per share	$0.54	$0.36	$0.89	$0.68

The calculation of diluted net income per share for the three and six month periods ended June 30, 2018 and 2017 includes the impact of the Company’s Convertible Notes as the average stock price of the Company’s common stock during the period was above the initial conversion price of approximately $11.70 per share.

11.	INCOME TAXES

The Company recognized income tax expense of $15.9 million in the first six months of 2018 compared to $21.6 million for the same period in the prior year. The effective tax rate for the first six months of 2018 and 2017 were 23.0% and 33.4%, respectively. These effective tax rates differ from the U.S. Federal statutory rate of 21% and 35% for 2018 and 2017, respectively, primarily due to the impact of state and local taxes and the recognition of excess tax benefits on share-based compensation.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act contains numerous new and changed provisions related to the US federal taxation of domestic and foreign corporate operations. As such, for the period ended December 31, 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates that are expected to be in effect at the time the tax deduction or taxable item will be reported in the Company’s tax return (i.e. when they are expected to reverse in the future), which is generally 21%, as well as assessed its ability to realize deferred income tax assets in the future under the new rules. Additionally, the Company assessed the impacts of the new provisions associated with the deductibility of executive compensation under Internal Revenue Code Section 162(m), and the associated “grandfathering” rules within the Act to provide taxpayers transition relief when applying the change in law.  We are currently recognizing a deferred income tax asset associated with the future tax deductions of equity-based compensation for the executives whose compensation falls under the new limitation rules.  As of June 30, 2018, no further adjustments have been made to the deferred tax asset that was recognized as of December 31, 2017, due to no further guidance being provided by the Department of Treasury. The Company will continue to monitor future guidance with regard new provisions under the Act, and true up provisional estimates as appropriate within the one year measurement period required under Staff Accounting Bulletin No. 118 (SAB 118) issued by the SEC.

12.	OTHER ACCRUED LIABILITIES

The following table presents the major components of Other Accrued Liabilities (in thousands):

	June 30,	December 31,
	2018	2017
Payroll and related taxes	$27,061	$27,840
Customer deposits	26,999	26,059
Warranty	21,041	20,132
Chassis converter pool agreements	14,641	18,326
Self-insurance	10,688	9,996
Accrued taxes	7,162	9,224
All other	14,960	17,333
	$122,552	$128,910

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	June 30,	June 30,
	2018	2017
Balance as of January 1	$20,132	$20,520
Provision for warranties issued in current year	3,580	2,792
(Recovery of) Provision for pre-existing warranties	-	(225)
Payments	(2,671)	(3,351)
Balance as of June 30	$21,041	$19,736

The Company offers a limited warranty for its products with a coverage period that ranges between one and five years, except that the coverage period for DuraPlate® trailer panels is ten years. The Company passes through component manufacturers’ warranties to our customers. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.

13.	SEGMENTS

a. Segment Reporting

The Company manages its business in three segments: Commercial Trailer Products, Diversified Products, and Final Mile Products. The Commercial Trailer Products segment manufactures standard and customized van and platform trailers and other transportation related equipment to customers who purchase directly from the Company or through independent dealers. The Diversified Products segment, comprised of four strategic business units including, Tank Trailer, Aviation & Truck Equipment, Process Systems and Composites, focuses on the Company’s commitment to expand its customer base, diversify its product offerings and revenues and extend its market leadership by leveraging its proprietary DuraPlate® panel technology, drawing on its core manufacturing expertise and making available products that are complementary to truck and tank trailers and transportation equipment. The Final Mile Products segment includes the operations of Supreme, and other truck body activities previously reported in the Company’s Commercial Trailer Products segment.

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

Reportable segment information is as follows (in thousands):

	Commercial	Diversified	Final Mile	Corporate and
Three Months Ended June 30,	Trailer Products	Products	Products	Eliminations	Consolidated
2018
Net Sales
External Customers	$402,484	$88,997	$121,209	$-	$612,690
Intersegment Sales	23	5,088	-	(5,111)	-
Total Net Sales	$402,507	$94,085	$121,209	$(5,111)	$612,690

Income (Loss) from operations	$40,784	$4,395	$10,258	$(9,396)	$46,041
Assets	$356,309	$353,757	$474,121	$184,944	$1,369,131

2017
Net Sales
External Customers	$348,127	$87,776	$-	$-	$435,903
Intersegment Sales	13	3,051	-	(3,064)	-
Total Net Sales	$348,140	$90,827	$-	$(3,064)	$435,903

Income (Loss) from operations	$42,154	$5,062	$-	$(8,548)	$38,668
Assets	$347,042	$366,727	$-	$218,642	$932,411

	Commercial	Diversified	Final Mile	Corporate and
Six Months Ended June 30,	Trailer Products	Products	Products	Eliminations	Consolidated
2018
Net Sales
External Customers	$729,881	$177,460	$196,668	$-	$1,104,009
Intersegment Sales	48	11,828	-	(11,876)	-
Total Net Sales	$729,929	$189,288	$196,668	$(11,876)	$1,104,009

Income (Loss) from operations	$70,265	$9,423	$10,867	$(18,859)	$71,696
Assets	$356,309	$353,757	$474,121	$184,944	$1,369,131

2017
Net Sales
External Customers	$622,877	$175,742	$-	$-	$798,619
Intersegment Sales	52	4,995	-	(5,047)	-
Total Net Sales	$622,929	$180,737	$-	$(5,047)	$798,619

Income (Loss) from operations	$75,546	$9,666	$-	$(16,280)	$68,932
Assets	$347,042	$366,727	$-	$218,642	$932,411

b. Product Information

The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Commercial	Diversified	Final Mile	Corporate and
	Trailer Products	Products	Products	Eliminations	Consolidated
Three Months Ended June 30,	$	$	$	$	$	%
2018
New Trailers	385,131	37,602	-	-	422,733	69.0
Used Trailers	2,499	628	-	-	3,127	0.5
Components, parts and service	9,042	31,926	2,623	(5,091)	38,500	6.3
Equipment and other	5,835	23,929	118,586	(20)	148,330	24.2
Total net sales	402,507	94,085	121,209	(5,111)	612,690	100.0

2017
New Trailers	329,405	33,290	-	-	362,695	83.2
Used Trailers	1,236	637	-	-	1,873	0.4
Components, parts and service	13,102	32,194	-	(3,064)	42,232	9.7
Equipment and other	4,398	24,705	-	-	29,103	6.7
Total net sales	348,140	90,827	-	(3,064)	435,903	100.0

	Commercial	Diversified	Final Mile	Corporate and
	Trailer Products	Products	Products	Eliminations	Consolidated
Six Months Ended June 30,	$	$	$	$	$	%
2018
New Trailers	695,449	71,441	-	-	766,890	69.5
Used Trailers	6,906	1,714	-	-	8,620	0.8
Components, parts and service	17,690	65,894	5,036	(11,853)	76,767	7.0
Equipment and other	9,884	50,239	191,632	(23)	251,732	22.7
Total net sales	729,929	189,288	196,668	(11,876)	1,104,009	100.0

2017
New Trailers	586,595	63,985	-	-	650,580	81.5
Used Trailers	2,123	1,856	-	-	3,979	0.5
Components, parts and service	25,845	65,869	-	(5,047)	86,667	10.9
Equipment and other	8,367	49,026	-	-	57,393	7.1
Total net sales	622,929	180,737	-	(5,047)	798,619	100.0

14.	NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  We are in the process of cataloging our existing lease contracts and selecting a software provider to improve our tracking system. This guidance will be effective for the Company as of January 1, 2019. A modified retrospective transition method is required.  The Company has approximately $5.2 million of noncancelable future rental obligations. The Company expects a comparable amount to be recognized on its consolidated balance sheet upon adoption of the standard.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-4 eliminates Step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment loss will instead be measured at the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company believes that the adoption of the provisions of ASU 2017-04 will not have a material impact on its consolidated financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report of Wabash National Corporation (together with its subsidiaries, the “Company,” “Wabash,” “we,” “our,” or “us”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forward-looking statements” include, but are not limited to, statements regarding:

•	our business plan;

•	our ability to effectively integrate Supreme and realize expected synergies and benefits from the Supreme acquisition;

•	our expected revenues, income or loss;

•	our ability to manage our indebtedness;

•	our strategic plan and plans for future operations;

•	financing needs, plans and liquidity, including for working capital and capital expenditures;

•	our ability to achieve sustained profitability;

•	reliance on certain customers and corporate relationships;

•	availability and pricing of raw materials, including the impact of tariffs or other international trade developments;

•	availability of capital and financing;

•	dependence on industry trends;

•	the outcome of any pending litigation or notice of environmental dispute;

•	export sales and new markets;

•	engineering and manufacturing capabilities and capacity, including our ability to attract and retain qualified personnel;

•	our ability to develop and commercialize new products;

•	acceptance of new technologies and products;

•	government regulation; and

•	assumptions relating to the foregoing.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.1	84.5	86.5	84.1
Gross profit	13.9	15.5	13.5	15.9

General and administrative expenses	4.2	4.4	4.6	4.7
Selling expenses	1.4	1.4	1.5	1.5
Amortization of intangibles	0.8	0.9	0.9	1.1
Acquisition expenses	-	-	0.1	-
Income from operations	7.5	8.9	6.4	8.6

Interest expense	(1.2)	(0.7)	(1.3)	(0.7)
Other, net	0.7	0.1	1.1	0.2
Income before income taxes	7.0	8.3	6.2	8.1

Income tax expense	1.8	3.0	1.4	2.7
Net income	5.2%	5.3%	4.8%	5.4%

For the three and six month period ended June 30, 2018, we recorded net sales of $612.7 million and $1,104.0 million, respectively, compared to $435.9 million and $798.6 million, respectively, in the prior year periods. Net sales for the three month period ended June 30, 2018 increased $176.8 million, or 40.6%, compared to the prior year period, due primarily to an increase in new trailer shipments of approximately 2,050 units, or 15.1%, and $121.2 million in sales within our Final Mile Products segment established in the fourth quarter of 2017 after the acquisition of Supreme. Gross profit margin decreased to 13.9% in the second quarter of 2018 compared to 15.5% in the prior year period driven by labor inefficiencies attributable to attracting and retaining a skilled workforce, higher material costs, and supplier constraints for key materials leading to production inefficiencies. We continue to be encouraged by the strong market demand within all of our reporting segments as well as the expectation that overall industry shipment and production levels will remain above replacement demand for the remainder of 2018 as many key structural and market drivers continue to support healthy demand for new trailers. In addition, we expect to continue our focused efforts to drive ongoing improvements throughout the business, deliver new opportunities to expand our customer base and focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

For the three month period ended June 30, 2018, selling, general and administrative expenses increased $9.4 million as compared to the same period in 2017. This increase was largely due to the inclusion of Supreme, which added $9.1 million in the current year period, as well as a $0.7 million increase in outside professional fees for human resource and tax administration, along with advertising and promotional efforts. These increases were partially offset by a $0.4 million decrease in salaries and employee related costs, including employee incentive programs. As a percentage of net sales, selling, general and administrative expenses decreased to 5.6% in the second quarter of 2018 as compared to 5.8% in the prior year period.

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

Three Months Ended June 30, 2018

Net Sales

Net sales in the second quarter of 2018 increased $176.8 million, or 40.6%, compared to the second quarter of 2017. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended June 30,
(prior to elimination of intersegment sales)			Change
	2018	2017	$	%
Sales by Segment
Commercial Trailer Products	$402,508	$348,140	$54,368	15.6
Diversified Products	94,085	90,827	3,258	3.6
Final Mile Products	121,208	-	121,208
Eliminations	(5,111)	(3,064)	(2,047)
Total	$612,690	$435,903	$176,787	40.6

New Trailers Shipments	(units)
Commercial Trailer Products	15,650	13,600	2,050	15.1
Diversified Products	650	550	100	18.2
Total	16,300	14,150	2,150	15.2

Used Trailers Shipments	(units)
Commercial Trailer Products	250	50	200	400.0
Diversified Products	50	50	-	-
Total	300	100	200	200.0

Commercial Trailer Products segment sales prior to the elimination of intersegment sales were $402.5 million for the second quarter of 2018, an increase of $54.4 million, or 15.6%, compared to the second quarter of 2017. New trailers shipped during the second quarter of 2018 totaled 15,650 trailers compared to 13,600 trailers in the prior year period, a 15.1% increase. The increase in new trailer shipments compared to the prior year period, resulted in $55.7 million increase in new trailer sales. Parts and service revenue for the second quarter of 2018 totaled $9.0 million, a decrease of $4.1 million, or 31.0%, as compared to the second quarter of 2017 primarily due to fewer retail branch locations in the current year. Used trailer sales increased $1.3 million compared to the prior year period primarily due to a 200 unit increase in used trailer shipments in the second quarter of 2018 compared to the prior year period.

Diversified Products segment sales prior to the elimination of intersegment sales were $94.1 million for the second quarter of 2018, an increase of $3.3 million, or 3.6%, compared to the second quarter of 2017. New trailer sales increased $4.3 million, or 11.5%, from the prior year period driven by improved volume and product mix as new trailer shipments for the second quarter of 2018 totaled 650 units compared to 550 units in the prior year period. Equipment sales decreased $1.0 million, or 4.4%, compared to the prior year period as a result of lower demand for our non-trailer related products. Sales of our parts and service product offerings totaled $31.9 million for the second quarter of 2018, a decrease of $0.3 million or 0.8% as compared to the prior year period.

Final Mile Products segment sales, prior to the elimination of intersegment sales, were $121.2 million in the second quarter of 2018 for this newly created segment.

Cost of Sales

Cost of sales was $527.4 million in the second quarter of 2018, an increase of $159.2 million, or 43.2%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.

Commercial Trailer Products segment cost of sales was $355.0 million in the second quarter of 2018, an increase of $57.7 million, or 19.4%, compared to the prior year period. The increase was primarily driven by a $45.6 million increase in material costs due to higher production volumes and material cost inflation as compared to the prior year period. Other manufacturing costs increased $12.1 million as compared to the prior year period due to higher new trailer production volumes.

Diversified Products segment cost of sales was $77.4 million in the second quarter of 2018, an increase of $3.7 million, or 5.0%, compared to the prior period. The increase was primarily driven by a $3.2 million increase in material costs and a $0.5 million increase in other manufacturing costs related to increased volume and product mix.

Final Mile Product segment cost of sales was $100.3 million in second quarter of 2018 for this newly created segment.

Gross Profit

Gross profit was $85.3 million in the second quarter of 2018, an increase of $17.6 million from the prior year period. Gross profit as a percentage of net sales was 13.9% for the current quarter and 15.5% for the same period in 2017. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended June 30,
			Change
	2018	2017	$	%
Gross Profit by Segment
Commercial Trailer Products	$47,513	$50,882	$(3,369)	(6.6)
Diversified Products	16,692	17,149	(457)	(2.7)
Final Mile Products	20,923	-	20,923
Corporate and Eliminations	187	(353)	540
Total	$85,315	$67,678	$17,637	26.1

Commercial Trailer Products segment gross profit was $47.5 million for the second quarter of 2018 compared to $50.9 million for the second quarter of 2017. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 11.8% in the second quarter of 2018 compared to 14.6% in the 2017 period. The decreases in gross profit and gross profit margin as compared to the prior year period were primarily driven by labor inefficiencies attributable to attracting and retaining a skilled workforce, higher material costs, and supplier constraints for key materials leading to disruptions in production.

Diversified Products segment gross profit was $16.7 million for the second quarter of 2018 compared to $17.1 million in the same quarter of 2017. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 17.7% in the second quarter of 2018 compared to 18.9% in the 2017 period. The decrease in gross profit as a percentage of net sales compared to the prior year period was primarily driven by higher material costs and short-term labor inefficiencies including higher overtime levels in order to meet strong demand requirements.

Final Mile Products segment gross profit was $20.9 million for the second quarter of 2018 for this newly created segment. Gross profit, as a percentage of net sales, was 17.3% in the second quarter of 2018.

General and Administrative Expenses

General and administrative expenses for the second quarter of 2018 increased $6.8 million, or 35.5%, from the prior year period. The increase was largely due to the inclusion of Supreme, which added expenses of $5.7 million. In addition, salaries and employee related costs, including employee incentive programs, increased $0.5 million and outside professional fees for human resource and tax administration increased $0.5 million in the current quarter. As a percentage of net sales, general and administrative expenses were 4.2% for the second quarter of 2018, down slightly from 4.4% for the second quarter of 2017.

Selling Expenses

Selling expenses were $8.6 million in the second quarter of 2018, an increase of $2.7 million, or 45.1%, compared to the prior year period. The increase was largely due to the inclusion of Supreme, which added expenses of $3.4 million, as well as a $0.2 million increase in advertising and promotion efforts. This was offset by a $0.9 million decrease in salaries and employee related costs, including employee incentive programs. As a percentage of net sales, selling expenses were 1.4% for both the second quarter of 2018 and the second quarter of 2017.

Amortization of Intangibles

Amortization of intangibles was $4.9 million for the second quarter of 2018 compared to $4.1 million in the prior year period. Amortization of intangibles for the current period were the result of expenses recognized for intangible assets recorded from the acquisitions of Walker Group Holdings (“Walker”) in May 2012, certain assets of Beall Corporation (“Beall”) in February 2013, and Supreme in September 2017.

Other Income (Expense)

Interest expense for the second quarter of 2018 totaled $7.1 million compared to $2.9 million in the second quarter of 2017. Interest expense relates to interest and non-cash accretion charges on our Convertible Notes, Term Loan Credit Agreement, and Senior Notes (each as defined below). The increase from the previous year period is primarily due to the issuance of our Senior Notes in September 2017 related to the financing of a portion of the Supreme acquisition, partially offset by the repurchase of the Convertible Notes completed over the previous twelve months.

Other, net for the second quarter of 2018 represented income of $4.0 million as compared to income of $0.3 million for the prior year period. Income for the current period represents the gain on the sale of former retail branch locations.

Income Taxes

We recognized income tax expense of $11.0 million in the second quarter 2018 compared to $13.2 million for the same period in the prior year. The effective tax rates for the second quarter of 2018 and 2017 were 25.7% and 36.4%, respectively. These effective tax rates differ from the U.S. Federal statutory rate of 21% and 35% for 2018 and 2017, respectively, primarily due to the impact of state and local taxes.

Six Months Ended June 30, 2018

Net Sales

Net sales in the first six months of 2018 increased $305.4 million, or 38.2%, compared to the first six months of 2017. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Six Months Ended June 30,
(prior to elimination of intersegment sales)			Change
	2018	2017	$	%
Sales by Segment
Commercial Trailer Products	$729,930	$622,929	$107,001	17.2
Diversified Products	189,288	180,737	8,551	4.7
Final Mile Products	196,668	-	196,668
Eliminations	(11,877)	(5,047)	(6,830)
Total	$1,104,009	$798,619	$305,390	38.2

New Trailers Shipments	(units)
Commercial Trailer Products	28,300	24,000	4,300	17.9
Diversified Products	1,200	1,050	150	14.3
Total	29,500	25,050	4,450	17.8

Used Trailers Shipments	(units)
Commercial Trailer Products	750	150	600	400.0
Diversified Products	50	50	-	-
Total	800	200	600	300.0

Commercial Trailer Products segment sales prior to the elimination of intersegment sales were $729.9 million for the first six months of 2018, an increase of $107.0 million, or 17.2%, compared to the first six months of 2017. Trailers shipped during the first six months of 2018 totaled 28,300 trailers compared to 24,000 trailers in the prior year period, a 17.9% increase. The increase in new trailer shipments compared to the prior year period resulted in $108.9 million increase in sales. Parts and service revenue for the six month period of 2018 totaled $17.7 million, a decrease of $8.2 million or 31.6% from the prior year period due to fewer retail branch locations in the current year. Used trailer sales increased $4.8 million compared to the prior year period primarily due to a 600 unit increase in used trailer shipments in the first six months of 2018 compared to the prior year period.

Diversified Products segment sales prior to the elimination of intersegment sales were $189.3 million for the first six months of 2018, an increase of $8.6 million, or 4.7%, compared to the same period of 2017. Trailers shipped during the first six months of 2018 totaled 1,200 trailers compared to 1,050 trailers in the prior year period, a 14.3% increase. The increase in new trailer shipments compared to the prior year period resulted in $7.5 million increase in sales. Parts and service sales remained flat as compared to the prior year period. Equipment sales increased $0.7 million, or 1.6%, compared to the prior year period as a result of higher demand for our non-trailer products and truck-mounted equipment.

Final Mile Products segment sales, prior to the elimination of intersegment sales, were $196.7 million for the first six months of 2018 for this newly created segment.

Cost of Sales

Cost of sales was $954.6 million in the first six months of 2018, an increase of $283.0 million, or 42.1%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.

Commercial Trailer Products segment cost of sales was $645.9 million in the first six months of 2018, an increase of $116.0 million, or 21.9%, compared to the prior year period. The increase was primarily driven by a $90.7 million increase in material costs due to higher production volumes and material cost inflation as compared to the prior year period. Other manufacturing costs increased $25.2 million as compared to the prior year period due to higher new trailer production volumes.

Diversified Products segment cost of sales was $155.3 million in the first six months of 2018, an increase of $9.3 million, or 6.4%, compared to the prior period. The increase was primarily driven by a $5.7 million increase in material costs due to increased material costs and a $3.6 million increase in other manufacturing costs related to increased volume and product mix.

Final Mile Product segment cost of sales was $164.2 million in first six months of 2018 for this newly created segment.

Gross Profit

Gross profit was $149.4 million in the first six months of 2018, an increase of $22.4 million from the prior year period. Gross profit as a percentage of net sales was 13.5% for the first six months and 15.9% for the same period in 2017. Gross profit by segment was as follows (dollars in thousands):

	Six Months Ended June 30,
			Change
	2018	2017	$	%
Gross Profit by Segment
Commercial Trailer Products	$84,036	$93,008	$(8,972)	(9.6)
Diversified Products	33,990	34,742	(752)	(2.2)
Final Mile Products	32,455	-	32,455
Corporate and Eliminations	(1,048)	(715)	(333)
Total	$149,433	$127,035	$22,398	17.6

Commercial Trailer Products segment gross profit was $84.0 million for the first six months of 2018 compared to $93.0 million for the prior year period. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 11.5% in 2018 compared to 14.9% in the prior period. The decreases in gross profit and gross profit margin as compared to the prior year period were primarily driven by increases in material costs, start-up expenses associated with the ramp-up of new products as well as increased labor costs resulting from higher wage rates and increased overtime requirements to meet demand.

Diversified Products segment gross profit was $34.0 million for the first half of 2018 compared to $34.7 million in the same period of 2017. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 18.0% in the 2018 period compared to 19.2% in the prior period. The decrease in gross profit as a percentage of net sales compared to the prior year period was primarily driven by an unfavorable product mix, higher material costs and lower volume for our non-trailer related equipment and other engineered products.

Final Mile Products segment gross profit was $32.5 million for the first six months of 2018 for this newly created segment. Gross profit, as a percentage of net sales, was 16.5% in the first six months of 2018.

General and Administrative Expenses

General and administrative expenses for the first six months of 2018 increased $13.4 million, or 35.9%, from the prior year period. The increase was largely due to the inclusion of Supreme, which added expenses of $11.9 million. In addition, salaries and employee related costs, including employee incentive programs, increased $0.4 million and outside professional fees for legal, tax administration, and human resources expenses increased $1.2 million in the current quarter. As a percentage of net sales, general and administrative expenses were 4.6% for the 2018 period as compared to 4.7% for the same period of 2017.

Selling Expenses

Selling expenses were $16.9 million in the first six months of 2018, an increase of $4.8 million, or 40.0%, compared to the prior year period. The increase was largely due to the inclusion of Supreme, which added expenses of $6.5 million, as well as a $0.3 million increase in advertising and promotion efforts. These increases were partially offset by a $1.9 million decrease in salaries and employee related costs, including employee incentive programs. As a percentage of net sales, selling expenses were 1.5% for both the 2018 and 2017 periods.

Amortization of Intangibles

Amortization of intangibles was $9.9 million for the first six months of 2018 compared to $8.6 million in the prior year period. Amortization of intangibles for the current year period were the result of expenses recognized for intangible assets recorded from the acquisitions of Walker in May 2012, certain assets of Beall in February 2013, and Supreme in September 2017.

Other Income (Expense)

Interest expense for the first six months of 2018 totaled $14.6 million compared to $5.9 million in the prior year period. Interest expense for the current year period is primarily related to interest and non-cash accretion charges on our Convertible Notes, Term Loan Credit Agreement, and Senior Notes. The increase from the previous year period is due to the issuance of our Senior Notes in September 2017 related to the financing of a portion of the Supreme acquisition, partially offset by the repurchase of the Convertible Notes completed over the previous twelve months.

Other, net for the first six months of 2018 represented income of $12.0 million as compared to income of $1.7 million for the prior year period. The current year period includes gains on the sale of former retail branch locations.

Income Taxes

The Company recognized income tax expense of $15.9 million in the first six months of 2018 compared to $21.6 million for the same period in the prior year. The effective tax rates for the first six months of 2018 and 2017 were 23.0% and 33.4%, respectively. These effective tax rates differ from the U.S. Federal statutory rate of 21% and 35% for 2018 and 2017, respectively, primarily due to the impact of state and local taxes and the recognition of excess tax benefits on share-based compensation.

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of debt and equity. As of June 30, 2018, our debt to equity ratio was approximately 1.0:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of maintaining strong liquidity, deleveraging our balance sheet, investing in the business, both organically and strategically, and returning capital to our shareholders. In the first six months of 2018, and in keeping to this balanced approach, we completed the purchase of the remaining $44.6 million of our outstanding Convertible Notes (see “Debt Agreements and Related Amendments” section below for details), repurchased $16.0 million of common stock, and paid dividends of $9.3 million. For the remainder of 2018, we expect to continue our commitment to fund our working capital requirements and capital expenditures while also returning capital to our shareholders and deleveraging our balance sheet through cash flows from operations as well as available borrowings under our existing Credit Agreement.

Debt Agreements and Related Amendments

Convertible Notes

In April 2012, we issued Convertible Senior Notes due 2018 (the “Convertible Notes”) in a public offering with an aggregate principal amount of $150 million. The Convertible Notes bore interest at the rate of 3.375% per annum from the date of issuance, payable semi-annually on May 1 and November 1, and matured on May 1, 2018. The Convertible Notes were senior unsecured obligations and ranked equally with our existing and future senior unsecured debt. We used the net proceeds of $145.1 million from the sale of the Convertible Notes to fund a portion of the purchase price of the acquisition of Walker in May 2012.

During 2018, the Company used $80.2 million in cash, excluding interest, to settle $44.6 million in principal of the Convertible Notes of which none were converted to common shares. The excess of the cash settlement amount over the principal value of the Convertible Notes was accounted for as a reacquisition of equity, resulting in a $35.5 million reduction to additional paid-in capital during the six months ended June 30, 2018.  For the six months ended June 30, 2018, the Company recognized a loss on debt extinguishment of $0.2 million related to settlements and the retirement of the Convertible Notes, which is included in Other, net on the Company’s Condensed Consolidated Statements of Operations.

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

Contractual coupon interest expense and accretion of discount and fees for the Senior Notes for the six months ended June 30, 2018 was $9.2 million and is included in Interest Expense on our Condensed Consolidated Statements of Operations.

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

The Revolving Credit Facility (i) bears interest, at the Borrowers’ election, at (x) the London Interbank Offer Rate (“LIBOR”) (subject to a floor of 0%) plus a margin ranging from 150 basis points to 200 basis points, or (y) a base rate plus a margin ranging from 50 basis points to 100 basis points, in each case, based upon the monthly average excess availability under the Revolving Credit Facility, (ii) requires us to pay a monthly unused line fee equal to 25 basis points times the average unused availability under the Revolving Credit Facility, (iii) provides that if availability under the Revolving Credit Facility is less than 12.5% of the total commitment under the Revolving Credit Facility or if there exists an event of default, amounts in any of the Borrowers’ and the subsidiary guarantors’ deposit accounts (other than certain excluded accounts) will be transferred daily into a blocked account held by the Agent and applied to reduce the outstanding amounts under the Revolving Credit Facility, and (iv) requires us to maintain a minimum fixed charge coverage ratio of not less than 1.1 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Facility is less than 10% of the total commitment under the Revolving Credit Facility.

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

As of June 30, 2018, we were in compliance with all covenants of the Credit Agreement.

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

The Term Loans amortize in equal quarterly installments in aggregate amounts equal to 0.25% of the initial principal amount of the Tem Loans, with the balance payable at maturity, and bear interest at a rate, at the Company’s election, equal to (i) LIBOR (subject to a floor of 0%) plus a margin of 225 basis points or (ii) a base rate (subject to a floor of 0%) plus a margin of 125 basis points. We are not subject to any financial covenants under the Term Loan Facility.

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

For the six months ended June 30, 2018 and 2017, under the Term Loan Credit Agreement, we paid interest of $3.9 million and $3.8 million, respectively, and principal of $0.9 million during each period. In connection with Amendment No. 3 we recognized a loss on debt extinguishment of $0.6 million during the first quarter of 2017, which was included in Other, net on our Condensed Consolidated Statements of Operations. As of June 30, 2018, we had $186.6 million outstanding under the Term Loan Credit Agreement, of which $1.9 million was classified as current on the Condensed Consolidated Balance Sheet.

For the six month periods ended June 30, 2018 and 2017, we incurred charges of $0.1 million and less than $0.1 million, respectively, for amortization of fees and original issuance discount, which is included in Interest Expense in the Condensed Consolidated Statements of Operations.

Cash Flow

Cash provided by operating activities for the first six months of 2018 totaled $40.5 million, compared to providing $75.2 million during the same period in 2017. The cash provided by operations during the current year period was the result of net income adjusted for various non-cash activities including depreciation, amortization, gain on the sale of assets, deferred taxes, loss on debt extinguishment, stock-based compensation, and accretion of debt discount partially offset by a $28.1 million increase in working capital. Changes in key working capital accounts for 2018 and 2017 are summarized below (in thousands):

	Six months ended
	June 30,
	2018	2017	Change
Source (Use) of cash:
Accounts receivable	$(46,564)	$30,656	$(77,220)
Inventories	(56,057)	(60,748)	4,691
Accounts payable and accrued liabilities	72,792	35,285	37,507
Net source (use) of cash	(29,829)	5,193	(35,022)

Accounts receivable increased by $46.6 million in the first six months of 2018 as compared to a decrease of $30.7 million in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 29 days in 2018 as compared to 26 days in the same period in 2017. The increase in accounts receivable during the first six months of 2018 was primarily due to increased demand, as well as timing of shipments. Inventory increased by $56.1 million during the first six months of 2018 as compared to an increase of $60.7 million in the 2017 period. The increase in inventory for the 2018 period was primarily due to higher finished goods and raw materials inventory resulting from increased demand for the first six months of 2018. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately eight times in both the 2018 and 2017 periods. Accounts payable and accrued liabilities increased by $72.8 million in 2018 compared to an increase of $35.3 million for the same period in 2017. The increase during the first six months of 2018 was primarily due to continued strong production levels and purchasing activities required to meet current demand. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 31 days in 2018 as compared to 27 days in the same period in 2017.

Investing activities provided $8.4 million during the first six months of 2018, as compared to $5.9 million used in the same period in 2017. Investing activities for the first six months of 2018 include proceeds from the sale of certain branch location assets totaling $19.5 million offset by capital expenditures of $11.1 million.

Financing activities used $111.1 million during the first six months of 2018 as compared to $54.2 million used in the same period in 2017. Cash used in financing activities during the current year period primarily relates to repurchase of Convertible Notes totaling $80.2 million, common stock repurchases of $21.4 million and cash dividends paid to our shareholders of $9.3 million. Cash used in financing activities in the first six months of 2017 primarily relates to common stock repurchases through our share repurchase program of $38.5 million, cash dividends paid to our shareholders of $7.8 million, and the repurchase of Convertible Notes totaling $7.3 million offset by proceeds from the exercise of stock options of $5.6 million.

As of June 30, 2018, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $287.7 million, representing a decrease of $60.5 million compared to June 30, 2017 and a decrease of $73.4 million compared to December 31, 2017. Total debt and capital lease obligations amounted to $512.8 million as of June 30, 2018. As we continue to see a strong demand environment within the trailer industry and excellence in operational performance across all of our business segments, we believe our liquidity is adequate to fund our currently planned operations, working capital needs and capital expenditures for the remainder of 2018.

Capital Expenditures

Capital spending amounted to $11.1 million for the first six months of 2018 and is expected to be approximately $40 million for 2018. Capital spending for 2018 has been and is expected to continue to be primarily utilized to support maintenance, growth, and productivity improvement initiatives within our facilities.

Off-Balance Sheet Transactions

As of June 30, 2018, we had approximately $5.2 million in operating lease commitments, inclusive of Supreme. We did not enter into any material off-balance sheet debt or operating lease transactions during the year.

Contractual Obligations and Commercial Commitments

A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of June 30, 2018 are as follows (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
DEBT:
Revolving Facility (due 2020)	$-	$-	$-	$-	$-	$-	$-
Term Loan Credit Facility (due 2022)	940	1,880	1,880	1,880	180,057	-	186,637
Senior Notes (due 2025)	-	-	-	-	-	325,000	325,000
Capital Leases (including principal and interest)	180	361	361	361	30	-	1,293
TOTAL DEBT	$1,120	$2,241	$2,241	$2,241	$180,087	$325,000	$512,930

OTHER:
Operating Leases	$1,331	$1,699	$961	$746	$290	$140	$5,167
TOTAL OTHER	$1,331	$1,699	$961	$746	$290	$140	$5,167

OTHER COMMERCIAL COMMITMENTS:
Letters of Credit	$6,669	$-	$-	$-	$-	$-	$6,669
Raw Material Purchase Commitments	69,015	2,165	-	-	-	-	71,180
Chassis Converter Pool Agreements	22,131	-	-	-	-	-	22,131
TOTAL OTHER COMMERCIAL COMMITMENTS	$97,815	$2,165	$-	$-	$-	$-	$99,980

TOTAL OBLIGATIONS	$100,266	$6,105	$3,202	$2,987	$180,377	$325,140	$618,077

Scheduled payments for our Revolving Credit Facility exclude interest payments as rates are variable. Borrowings under our Revolving Credit Facility bear interest at a variable rate based on the LIBOR or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Outstanding borrowings under our Revolving Credit Facility bear interest at a rate, at our election, equal to (i) LIBOR plus a margin ranging from 1.50% to 2.00% or (ii) a base rate plus a margin ranging from 0.50% to 1.00%, in each case depending upon the monthly average excess availability under our Revolving Credit Facility. We are required to pay a monthly unused line fee equal to 0.25% times the average daily unused availability along with other customary fees and expenses of our agent and lenders.

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

Scheduled payments for our Senior Notes exclude interest payments. The Notes bear interest at the rate of 5.5% per annum from the date of issuance, payable semi-annually on April 1 and October 1.

Capital leases represent future minimum lease payments including interest. Operating leases represent the total future minimum lease payments.

We have standby letters of credit totaling $6.7 million issued in connection with workers compensation claims and surety bonds.

We have $71.2 million in purchase commitments through March 2019 for various raw material commodities, including aluminum, steel and nickel as well as other raw material components which are within normal production requirements.

We, through our subsidiary Supreme, obtain most vehicle chassis for our specialized vehicle products directly from the chassis manufacturers under converter pool agreements.  Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders.  Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at our various facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement.  The manufacturer transfers the chassis to us on a “restricted basis,” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers.  The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with manufacturers, we have not historically settled, nor expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer.  Accordingly, as of June 30, 2018 our outstanding chassis converter pool with the manufacturer totaled $14.6 million and we have included this financing agreement on our Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs through our Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $7.5 million.  Under these agreements, if the chassis is not delivered to a customer within a specified time frame we are required to pay a finance or storage charge on the chassis.  Additionally, we receive finance support funds from the manufacturer when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis.

Backlog

Orders that have been confirmed by customers in writing, have defined delivery timeframes and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms or cancellation. Our backlog of orders was $1,154 million at June 30, 2018 compared to $1,213 million at December 31, 2017 and $762 million at June 30, 2017. We expect to complete the majority of our backlog orders as of June 30, 2018 within 12 months of this date.

OUTLOOK

The demand environment for trailers remained strong through the second quarter of 2018, as evidenced by our strong backlog, a trailer demand forecast by industry forecasters above replacement demand levels for the next several years, and our ability to maintain strong margins. Recent estimates from industry analysts, ACT Research Company (“ACT”) and FTR Associates (“FTR”), forecast trailer demand for 2018 and beyond to remain healthy. ACT currently estimates trailer production to be approximately 320,000 trailers for 2018, representing an increase of 10% as compared to 2017, and forecasting continued demand levels to be above replacement demand into the foreseeable future with estimated demand for 2019 to be approximately 298,000 and annual average demand for the four year period ending 2023 to be approximately 263,000 new trailers. FTR anticipates new trailer production to be approximately 310,000 new trailers in 2018, representing an increase of 8.8% as compared to 2017 as well as projecting an increase in 2019 with production totaling 300,000 trailers. In spite of a strong forecasted demand environment, there remain downside risks relating to issues with both the domestic and global economies, including the housing, energy and construction-related markets in the U.S.

Other potential risks we face for the remainder of 2018 will primarily relate to our ability to effectively manage our manufacturing operations as well as the cost and supply of raw materials, commodities and components. Significant increases and volatility in the cost of certain commodities, raw materials or components have had and may continue to have an adverse effect on our results of operations. Costs of raw materials are expected to be further increased by the impact U.S. trade policy has had on domestic materials, including steel and aluminum. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions, aluminum extrusions and specialty steel coil. At the current and expected demand levels, there have been, and may continue to be, shortages of supplies for raw materials or components which would have an adverse impact on our ability to meet demand for our products.

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

Seeing the growth in e-commerce and the impact it has had and will to continue to have on the transportation industry, Wabash entered the final mile space in late 2015 with the introduction of heavy-duty truck bodies. With the acquisition of Supreme, the second largest U.S. manufacturer of truck bodies, on September 27, 2017, we accelerated our growth opportunities by greatly expanding our presence in the final mile space, increasing our manufacturing and distribution paths as well as growing our product and customer base. This acquisition further supports and accelerates our corporate strategy to transform our business into a more diversified industrial manufacturer addressing new potential markets, enhancing our financial profile, and reducing the impact of cyclicality within our business. While demand for some of our products is dependent on the development of new products, customer acceptance of our product solutions, and the general expansion of our customer base and distribution channels, we remain committed to enhancing and diversifying our business model through organic and strategic initiatives. We offer a wide array of products and customer-specific solutions that we believe provide a good foundation for achieving these goals. In addition, we have been and will continue to focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products in the marketplace.

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

Commodity Prices

We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper and polyethylene. Given the volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers. As of June 30, 2018, we had $71.2 million in raw material purchase commitments through March 2019 for materials that will be used in the production process, as compared to $58.7 million as of December 31, 2017. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.

Interest Rates

As of June 30, 2018, we had no floating rate debt outstanding under our Revolving Credit Facility and for the second quarter of 2018 we maintained no floating rate borrowings under our Revolving Credit Facility. In addition, as of June 30, 2018, we had outstanding borrowings under our Term Loan Credit Agreement, as amended, totaling $186.6 million that bear interest at a floating rate, subject to a minimum interest rate. Based on the average borrowings under our revolving facility and the outstanding indebtedness under our Term Loan Credit Agreement a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of $1.9 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2018.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal year 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017. See also Note 9, “Contingencies”, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K, for the year ended December 31, 2017, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. In addition, the following risk factor is provided to supplement and update the Risk Factors previously disclosed in the Risk Factors section of our Annual Report on Form 10-K. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Changes in US trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our financial results.

The U.S. government has announced, and in some cases implemented, a new approach to trade policy, including renegotiating or potentially terminating certain trade agreements, as well as implementing or increasing tariffs on foreign goods and raw materials such as steel and aluminum. These tariffs and potential tariffs, and in some cases the uncertainty around U.S. trade policy and the reactions to it by other countries, have resulted, or may result, in increased prices for certain imported goods and raw materials. While we source the majority of our materials and components domestically, tariffs and potential tariffs have caused, and may continue to cause, increases and volatility in prices for domestically sourced goods and materials that we require for our products, particularly aluminum and steel. When the costs of our components and raw materials increase, we may not always be able to hedge or pass on these costs to our customers, which could materially and negatively affect our gross margin, operating income and net income.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Our Equity Securities

In February 2017, the Company announced that the Board of Directors approved the repurchase of an additional $100 million in shares of common stock over a two year period. This authorization was an increase to the previous $100 million repurchase program approved in February 2016. For the quarter ended June 30, 2018, we repurchased a total of 798,992 shares pursuant to our repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
April 2018	0	$0.00	0	$52.9
May 2018	210,987	$20.62	210,987	$48.6
June 2018	588,005	$19.81	588,005	$36.9
Total	798,992	$20.03	798,992	$36.9

ITEM 6.	EXHIBITS

(a)	Exhibits:

31.01	Certification of Principal Executive Officer
31.02	Certification of Principal Financial Officer
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101	Interactive Data File Pursuant to Rule 405 of Regulation S-T

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: August 8, 2018	By:	/s/ Jeffery L. Taylor
Jeffery L. Taylor
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

