Form 10-Q
period 2018-09-30
WABASH NATIONAL CORP /DE
filed 2018-10-30
CIK 879526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018 OR
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

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐ No ☒

The number of shares of common stock outstanding at October 25, 2018 was 56,034,243.

WABASH NATIONAL CORPORATION

INDEX

FORM 10-Q

Item 1. Financial Statements

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$104,121	$191,521
Accounts receivable	187,558	146,836
Inventories	232,450	180,735
Prepaid expenses and other	72,558	57,299
Total current assets	596,687	576,391

PROPERTY, PLANT AND EQUIPMENT	198,876	195,363

GOODWILL	311,044	317,464

INTANGIBLE ASSETS	215,136	237,030

OTHER ASSETS	28,464	25,265
	$1,350,207	$1,351,513

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,880	$46,020
Current portion of capital lease obligations	294	290
Accounts payable	185,938	108,448
Other accrued liabilities	120,310	128,910
Total current liabilities	308,422	283,668

LONG-TERM DEBT	503,309	504,091

CAPITAL LEASE OBLIGATIONS	792	1,012

DEFERRED INCOME TAXES	36,766	36,955

OTHER NONCURRENT LIABILITIES	21,031	19,724

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock 200,000,000 shares authorized, $0.01 par value, 56,034,243 and 57,564,493 shares outstanding, respectively	744	737
Additional paid-in capital	627,348	653,435
Retained earnings	143,125	98,728
Accumulated other comprehensive losses	(2,445)	(2,385)
Treasury stock at cost, 18,471,604 and 16,207,740 common shares, respectively	(288,885)	(244,452)
Total stockholders' equity	479,887	506,063
	$1,350,207	$1,351,513

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

NET SALES	$553,073	$425,098	$1,657,082	$1,223,717

COST OF SALES	487,911	364,134	1,442,487	1,035,718

Gross profit	$65,162	$60,964	$214,595	$187,999

GENERAL AND ADMINISTRATIVE EXPENSES	23,033	16,075	73,920	53,511

SELLING EXPENSES	8,690	5,497	25,591	17,568

AMORTIZATION OF INTANGIBLES	4,937	4,097	14,818	12,693

ACQUISITION EXPENSES	-	8,704	68	8,704

IMPAIRMENT	11,989	-	11,989	-

Income from operations	$16,513	$26,591	$88,209	$95,523

OTHER INCOME (EXPENSE):
Interest expense	(7,044)	(3,187)	(21,649)	(9,065)
Other, net	533	6,271	12,486	7,929

Income before income taxes	$10,002	$29,675	$79,046	$94,387

INCOME TAX EXPENSE	5,338	10,728	21,209	32,321

Net income	$4,664	$18,947	$57,837	$62,066

DIVIDENDS DECLARED PER SHARE	$0.075	$0.06	$0.225	$0.18

BASIC NET INCOME PER SHARE	$0.08	$0.32	$1.01	$1.04

DILUTED NET INCOME PER SHARE	$0.08	$0.30	$0.98	$0.99

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

NET INCOME	$4,664	$18,947	$57,837	$62,066

Other comprehensive income (loss):
Foreign currency translation adjustment	200	57	74	829
Unrealized holding gain (loss) on investments	6	-	(103)	-
Unrealized gain (loss) on derivative instruments	(31)	-	(31)	-
Total other comprehensive income (loss)	175	57	(60)	829

COMPREHENSIVE INCOME	$4,839	$19,004	$57,777	$62,895

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017

Cash flows from operating activities
Net income	$57,837	$62,066
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	15,701	12,709
Amortization of intangibles	14,818	12,693
Net gain on sale of property, plant and equipment	(10,164)	(8,060)
Loss on debt extinguishment	174	767
Deferred income taxes	(122)	59
Stock-based compensation	8,479	8,311
Impairment	11,989	-
Non-cash interest expense	1,426	1,569
Changes in operating assets and liabilities
Accounts receivable	(48,531)	26,185
Inventories	(66,089)	(77,923)
Prepaid expenses and other	(3,265)	(187)
Accounts payable and accrued liabilities	76,602	23,702
Other, net	(2,171)	(772)
Net cash provided by operating activities	$56,684	$61,119

Cash flows from investing activities
Capital expenditures	(20,344)	(15,401)
Proceeds from the sale of property, plant, and equipment	17,775	12,608
Acquisition, net of cash acquired	-	(323,487)
Other, net	3,060	6,230
Net cash provided by (used in) investing activities	$491	$(320,050)

Cash flows from financing activities
Proceeds from exercise of stock options	961	5,781
Borrowings under senior notes	-	325,000
Dividends paid	(13,566)	(11,547)
Borrowings under revolving credit facilities	582	520
Payments under revolving credit facilities	(582)	(520)
Principal payments under capital lease obligations	(216)	(416)
Proceeds from issuance of term loan credit facility	-	189,470
Principal payments under term loan credit facility	(1,410)	(198,058)
Principal payments under industrial revenue bond	(93)	(446)
Debt issuance costs paid	-	(6,472)
Convertible senior notes repurchase	(80,200)	(7,513)
Stock repurchase	(44,433)	(46,633)
Net cash (used in) provided by financing activities	$(138,957)	$249,166

Net decrease in cash, cash equivalents, and restricted cash	$(81,782)	$(9,765)
Cash, cash equivalents and restricted cash at beginning of period	191,521	163,467
Cash, cash equivalents, and restricted cash at end of period	$109,739	$153,702

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$16,263	$7,069
Income taxes	$23,588	$32,976

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

The Company adopted Financial Accounting Standards Board Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective January 1, 2018. The adoption of Topic 606 did not have an impact on the consolidated financial statements. The Company recognizes revenue from the sale of its products when obligations under the terms of a contract with our customers are satisfied; this occurs with the transfer of control of our products and replacement parts or throughout the completion of service work. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring promised goods or services to a customer and excludes all taxes collected from the customer. Shipping and handling fees are included in Net Sales and the associated costs included in Cost of Sales in the Consolidated Statements of Operations. For shipping and handling costs that take place after the transfer of control, the Company is applying the practical expedient and treating it as a fulfillment cost. Incidental items that are immaterial in the context of the contract are recognized as expense. For performance obligations satisfied over time, which include certain equipment-related sales within our Diversified Products reportable segment that have no alternative use and contain an enforceable right to payment, as well as service work whereby the customer simultaneously receives and consumes the benefits provided, the Company recognizes revenue on the basis of the Company’s efforts or inputs to the satisfaction of these performance obligations, measured by actual total cost incurred to the total estimated costs for each project. Total revenue recognized over time was not material to the consolidated financial statements for all periods presented.

The Company has identified three separate and distinct performance obligations: 1) the sale of a trailer or equipment, 2) the sale of replacement parts, and 3) service work. For trailer, truck body, equipment, and replacement part sales, control is transferred and revenue is recognized from the sale upon shipment to or pick up by the customer in accordance with the contract terms. The Company does not have any material extended payment terms as payment is received shortly after the point of sale. Accounts receivables are recorded when the right to consideration becomes unconditional. The Company does have customers who pay for the product prior to the transfer of control which is recorded as customer deposits in Other Accrued Liabilities as shown in Note 12. Customer deposits are recognized as revenue when the Company performs its obligations under the contract and transfers control of the product.

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

Supreme is one of the nation’s leading manufacturers of specialized commercial vehicles, including cutaway and dry-freight van bodies, refrigerated units, and stake bodies. Supreme has manufacturing facilities in Goshen and Ligonier, Indiana; Jonestown, Pennsylvania; Cleburne, Texas; Griffin, Georgia; and Moreno Valley, California. Supreme is part of our new Final Mile Products reportable segment created by the Company in the fourth quarter of 2017. This acquisition allows the Company to accelerate our growth and expand our presence in the final mile space, with increased distribution paths and greater customer reach, and supports the Company’s objective to transform it into a more diversified industrial manufacturer.

The Company incurred various costs related to the Supreme acquisition including fees paid to an investment banker for acquisition services and the related bridge financing commitment as well as professional fees for diligence, legal and accounting totaling $0.1 million and $8.7 million for the nine-month periods ending September 30, 2018 and 2017, respectively. These costs have been recorded as Acquisition Expenses in the Condensed Consolidated Statements of Operations.

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
	$161,200

The Company plans to amortize the tradename intangible asset utilizing a straight-line approach and the customer relationship intangible asset using an accelerated method that follows the pattern in which the economic benefits of the asset is expected to be consumed. Amortization expense, including the intangible assets recorded from the Supreme acquisition, is estimated to be $20.1 million, $20.5 million, $22.1 million, $23.4 million and $18.9 million for the years 2018 through 2022, respectively.

Goodwill of $167.7 million was recorded as a result of the acquisition. The amount recorded as goodwill for the Supreme acquisition is not deductible for tax purposes. Goodwill, calculated as the excess of the consideration transferred over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized, is comprised of operational synergies that are expected to be realized in both the short and long-term and the opportunity to enter new market sectors with higher margin potential which will enable us to deliver greater value to our customers and shareholders. During the first nine months of 2018, the Company made certain adjustments to its purchase price allocation to adjust tax obligations, inventory, accrued liabilities, and accounts receivable, which resulted in a $1.5 million decrease in goodwill.

Unaudited Pro forma Results

The results of Supreme are included in the Condensed Consolidated Statements of Operations, including $85.1 million and $0.2 million of net sales and net loss, respectively, for the three months ended September 30, 2018 and $276.8 million and $14.2 million of net sales and net income, respectively, for the nine months ended September 30, 2018. The following unaudited pro forma information is shown below as if the acquisition of Supreme had been completed as of the beginning of the earliest period presented (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Net sales	$496,761	$1,454,599
Net income	$14,688	$58,341

The information presented above is for informational purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the respective periods, nor is it necessarily indicative of future operating results of the combined companies under the ownership and management of the Company.

4.	INVENTORIES

Inventories are stated at the lower of cost, determined either on the first-in, first-out or average cost method, or net realizable value. The cost of manufactured inventory includes raw material, labor and overhead. Inventories, net of reserves, consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Raw materials and components	$104,797	$83,834
Finished goods	101,490	54,000
Work in progress	18,281	29,123
Aftermarket parts	6,468	6,448
Used trailers	1,414	7,330
	$232,450	$180,735

5.	PREPAID EXPENSES

Prepaid expenses and other current assets as of September 30, 2018 and December 31, 2017 consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
Chassis converter pool agreements	$16,653	$18,326
Assets held for sale	16,631	10,777
Income tax receivables	15,086	10,821
Restricted cash	5,618	-
Insurance premiums & maintenance agreements	3,937	6,860
All other	14,633	10,515
	$72,558	$57,299

Chassis converter pool agreements represent chassis transferred to the Company on a restricted basis by the manufacturer, who retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales to the manufacturer’s dealers. Assets held for sale are related to the Company’s former branch locations and businesses the Company has sold or intends to sell within one year. Insurance premiums and maintenance agreements are charged to expenses over the contractual life, which is generally one year or less. Additionally, prepaid expenses include costs in excess of billings on contracts for which the Company recognizes revenue over time as services are completed.

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

	September 30,	September 30,
	2018	2017
Cash and cash equivalents	$104,121	$153,702
Restricted cash included in prepaid expenses and other	5,618	-
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$109,739	$153,702

6.	DEBT

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
Senior notes due 2025	$325,000	$325,000
Term loan credit agreement	186,169	187,579
Convertible senior notes due 2018	-	44,561
Other debt	-	93
	511,169	557,233
Less: unamortized discount and fees	(5,980)	(7,122)
Less: current portion	(1,880)	(46,020)
	$503,309	$504,091

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

During 2018, the Company used $80.2 million in cash, excluding interest, to settle $44.6 million in principal of the Convertible Notes of which none were converted to common shares. The excess of the cash settlement amount over the principal value of the Convertible Notes was accounted for as a reacquisition of equity, resulting in a $35.5 million reduction to additional paid-in capital during the nine months ended September 30, 2018. For the nine months ended September 30, 2018, the Company recognized a loss on debt extinguishment of $0.2 million related to settlements and the retirement of the Convertible Notes, which is included in Other, net on the Company’s Condensed Consolidated Statements of Operations.

Contractual coupon interest expense and accretion of discount and fees on the liability component for the Convertible Notes for the three and nine-month periods ended September 30, 2018, and 2017 included in Interest Expense on the Company’s Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contractual coupon interest expense	$-	$379	$470	$1,194
Accretion of discount and fees on the liability component	$-	$374	$461	$1,159

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

The Senior Notes will mature on October 1, 2025. At any time prior to October 1, 2020, the Company may redeem some or all of the Senior Notes for cash at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes being redeemed plus an applicable make-whole premium set forth in the indenture for the Senior Notes and accrued and unpaid interest to, but not including, the redemption date. Prior to October 1, 2020, the Company may redeem up to 40% of the Senior Notes at a redemption price of 105.50% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date, with the proceeds of certain equity offerings so long as if, after any such redemption occurs, at least 60% of the aggregate principal amount of the Senior Notes remains outstanding. On and after October 1, 2020, the Company may redeem some or all of the Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 102.750% for the twelve-month period beginning on October 1, 2020, 101.375% for the twelve-month period beginning October 1, 2021 and 100% beginning on October 1, 2022, plus accrued and unpaid interest to, but not including, the redemption date. Upon the occurrence of a Change of Control (as defined in the indenture for the Senior Notes), unless the Company has exercised its optional redemption right in respect of the Senior Notes, the holders of the Senior Notes have the right to require the Company to repurchase all or a portion of the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest to, but not including, the date of repurchase.

The Senior Notes are guaranteed on a senior unsecured basis by all direct and indirect existing and future domestic restricted subsidiaries, subject to certain restrictions. The Senior Notes and related guarantees are the Company’s and the guarantors’ general unsecured senior obligations and are subordinate to all of the Company’s and the guarantors’ existing and future secured debt to the extent of the assets securing that secured obligation. In addition, the Senior Notes are structurally subordinate to any existing and future debt of any of the Company’s subsidiaries that are not guarantors, to the extent of the assets of those subsidiaries.

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

Contractual coupon interest expense and accretion of discount and fees for the Senior Notes for the three-month and nine-month periods ended September 30, 2018 was $4.6 million and $13.8 million, respectively and is included in Interest Expense on the Company’s Condensed Consolidated Statements of Operations.

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

As of September 30, 2018, the Company had no outstanding borrowings under the Credit Agreement and was in compliance with all covenants. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Facility, amounted to $271.4 million as of September 30, 2018.

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

For the three month period ended September 30, 2018 and 2017, under the Term Loan Credit Agreement the Company paid interest of $2.0 million and $1.9 million, respectively, and principal of $0.5 million during each period. In the first nine months of 2018 and 2017, the Company paid interest of $5.9 million and $5.7 million, respectively, and principal of $1.4 million during each period. In connection with Amendment No. 3 the Company recognized a loss on debt extinguishment of $0.6 million during the first quarter of 2017 which was included in Other, net on the Company’s Condensed Consolidated Statements of Operations. As of September 30, 2018, the Company had $186.2 million outstanding under the Term Loan Credit Agreement, of which $1.9 million was classified as current on the Company’s Condensed Consolidated Balance Sheet.

For each three-month period ended September 30, 2018 and 2017, the Company incurred charges of less than $0.1 million for amortization of fees and original issuance discount, and for each nine-month period ended September 30, 2018 and 2017, the Company incurred charges of $0.2 million and $0.1 million, respectively, which is included in Interest Expense in the Condensed Consolidated Statements of Operations.

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

The investments purchased by the Company include mutual funds, $0.9 million of which are classified as Level 1, and life-insurance contracts valued based on the performance of underlying mutual funds, $16.3 million of which are classified as Level 2.

Additionally, upon the Company’s acquisition of Supreme, the Company acquired a pool of investments made by a wholly owned captive insurance subsidiary. These investments are comprised of mutual funds, $4.9 million of which are classified as Level 1.

Estimated Fair Value of Debt

The estimated fair value of debt at September 30, 2018 consists primarily of the Senior Notes due 2025 and borrowings under the Term Loan Credit Agreement (see Note 6 Debt). The fair value of the Senior Notes due 2025, Term Loan Credit Agreement and the Revolving Credit Facility are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Revolving Credit Facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings. All other debt and capital lease obligations approximate their fair value as determined by discounted cash flows and are classified as Level 3.

The Company’s carrying and estimated fair value of debt at September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018				December 31, 2017
	Carrying	Fair Value			Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Instrument
Convertible senior notes due 2018	$-	$-	$-	$-	$44,046	$-	$83,605	$-
Senior notes due 2025	319,818	-	310,375	-	319,377	-	328,250	-
Term loan credit agreement	185,371	-	186,169	-	186,620	-	188,048	-
Other debt	-	-	-	-	67	-	-	67
Capital lease obligations	1,086	-	-	1,086	1,302	-	-	1,302
	$506,275	$-	$496,544	$1,086	$551,412	$-	$599,903	$1,369

The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at the carrying value, net of unamortized premium or discount and unamortized deferred financing costs in the financial statements.

Impairment of Goodwill and Long-lived Assets

The company recorded an impairment of goodwill for a reporting unit within the Diversified Products reportable segment in the third quarter of 2018 for $4.9 million, based on indicative market value of the reporting unit. Changes in the goodwill balance for the nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	2018	2017

Balance as of January 1	$317,464	$148,367

Acquisition of Supreme	(1,520)	165,400
Effects of foreign currency	44	(141)
Impairment of goodwill	(4,944)	-

Balance as of September 30	$311,044	$313,626

The Company also recorded an impairment of all long-lived assets for the same reporting unit within the Diversified Products reportable segment in the third quarter of 2018 of $7.0 million. The aggregate goodwill and long-lived asset impairment charges, which are based on Level 3 fair value measurements, are included in Impairment expense in the Condensed Consolidated Statements of Operations.

Financial Derivatives

As of September 30, 2018, the Company was party to forward contracts to hedge changes with specific commodities for a notional amounts of approximately $25.1 million. The Company uses financial derivatives to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. We currently do not hedge all commodity price risk. At inception, the Company designated the forward contracts as cash flow hedges. The forward contracts mature at specified monthly settlement dates through October, 2019. The effective portion of the hedging transaction is recognized in Accumulated Other Comprehensive Income and transferred to earnings using specific identification when the forecasted hedged transaction takes place or when the forecasted hedged transaction is probable of not occurring. As of September 30, 2018 the fair value of the forward contracts, which are based on current market prices and are classified as Level 2 on the fair value hierarchy, approximate their notional amount.

8.	STOCK-BASED COMPENSATION

The Company recognizes all share-based payments based upon their fair value. The Company grants restricted stock units subject to service, performance and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance based units is based on the market price of a share of underlying common stock at the date of grant. The fair value of the market based units is based on a lattice valuation model. The amount of compensation costs related to restricted stock units and performance units not yet recognized was $17.2 million at September 30, 2018 for which the expense will be recognized through 2021.

9.	CONTINGENCIES

The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, and is periodically subject to governmental examinations (including by regulatory and tax authorities), and information gathering requests (collectively, "governmental examinations"). As of September 30, 2018, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations in various jurisdictions, both in the United States and internationally.

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

Based on its current knowledge, and taking into consideration its litigation-related liabilities, the Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding or governmental examination other than the matters below, which are addressed individually, that would have a material adverse effect on the Company's consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, in light of the uncertainties involved in such matters, the ultimate outcome of a particular matter could be material to the Company's operating results for a particular period depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s income for that period. Costs associated with the litigation and settlements of legal matters are reported within General and Administrative Expenses in the Condensed Consolidated Statements of Operations.

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

A bench (non-jury) trial was held on March 30, 2010 in Curitiba, Paraná, Brazil. On November 22, 2011, the Fourth Civil Court of Curitiba partially granted BK’s claims, and ordered Wabash to pay BK lost profits, compensatory, economic and moral damages in excess of the amount of compensatory damages asserted by BK. The total ordered damages amount was approximately R$26.7 million (Brazilian Reais), which was approximately $6.6 million U.S. dollars using the exchange rate as of September 30, 2018, and exclusive of any potentially court-imposed interest, fees or inflation adjustments. On October 5, 2016, the Court of Appeals re-heard all facts and legal questions presented in the case, and ruled in favor of the Company on all claims at issue. In doing so, the Court of Appeals dismissed all claims against the Company and vacated the judgment and damages previously ordered by the Fourth Civil Court of Curitiba. On September 30, 2017, BK filed its notice for a special appeal of the Court of Appeals ruling to the Superior Court of Justice and the Supreme Federal Court. However, unless these higher courts find in favor of BK on any of its claims, the judgment of the Court of Appeals in favor of the Company will be final. As a result of the Court of Appeals ruling, the Company does not expect that this proceeding will have a material adverse effect on its financial condition or results of operations; however, it will continue to monitor the appeal and await the Court of Appeals’ ruling.

Intellectual Property

In October 2006, the Company filed a patent infringement suit against Vanguard National Corporation (“Vanguard”) regarding the Company’s U.S. Patent Nos. 6,986,546 and 6,220,651 in the U.S. District Court for the Northern District of Indiana (Civil Action No. 4:06-cv-135). The Company amended the Complaint in April 2007. In May 2007, Vanguard filed its Answer to the Amended Complaint, along with Counterclaims seeking findings of noninfringement, invalidity, and unenforceability of the subject patents. The Company filed a reply to Vanguard’s counterclaims in May 2007, denying any wrongdoing or merit to the allegations as set forth in the counterclaims. The case was stayed by agreement of the parties while the U.S. Patent and Trademark Office (“Patent Office”) undertook a reexamination of U.S. Patent No. 6,986,546. In June 2010, the Patent Office notified the Company that the reexamination was completed and the Patent Office reissued U.S. Patent No. 6,986,546 without cancelling any claims of the patent. The parties have not yet petitioned the Court to lift the stay, and it is unknown at this time when the parties may do so. The Company believes that its claims against Vanguard have merit and that the claims asserted by Vanguard are without merit. The Company intends to vigorously defend its position and intellectual property. The Company believes that the resolution of this lawsuit will not have a material adverse effect on its financial position, liquidity or future results of operations. However, at this stage of the proceeding, no assurance can be given as to the ultimate outcome of the case

Walker Acquisition

In connection with the Company’s acquisition of Walker in May 2012, there was an outstanding, disputed claim of approximately $2.9 million for unpaid benefits. In June 2018, this dispute was resolved as part of a confidential settlement agreement. The resolution of the dispute did not have a material adverse effect on the Company’s financial condition or results of operations.

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

Supreme Litigation

Prior to the Company’s acquisition of Supreme, a complaint was filed against Supreme Corporation (“SC”), a subsidiary of Supreme, in a suit (SVI, Inc. v. Supreme Corporation, Hometown Trolley (a/k/a Double K, Inc.) and Dustin Pence) in the United States District Court, District of Nevada on May 16, 2016. The plaintiff is SC’s former trolley distributor. The plaintiff filed an amended complaint on January 3, 2017, which alleges that SC’s sale of its trolley assets to another trolley manufacturer was improper. SC filed a motion to dismiss, which was granted in part on May 30, 2017. The remaining claims alleged against SC include: (i) misappropriation of trade secrets; (ii) civil conspiracy/collusion; (iii) tortious interference with contractual relationships; (iv) breach of contract; and (v) breach of the covenant of good faith and fair dealing. The plaintiff alleges damages amounting to approximately $40 million. Management believes that the allegations are without merit. However, due to the inherent risk of litigation and to avoid additional fees and costs, the Company reached a settlement with SVI, Inc., subject to mutual releases of all claims. On May 14, 2018, the Court approved the settlement. On May 30, 2018, the Court dismissed with prejudice all claims against SC. The settlement of this matter did not have a material adverse effect on the Company’s financial condition or results of operations

Prior to the Company’s acquisition of Supreme, on November 4, 2016, a putative class action lawsuit was filed against Supreme, Mark D. Weber (Supreme’s former Chief Executive Officer) and Matthew W. Long (Supreme’s former Chief Financial Officer) in the United States District Court for the Central District of California alleging the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 by making material, misleading statements in July 2016 regarding projected backlog. The plaintiff seeks to recover unspecified damages. On February 14, 2017, the court transferred the venue of the case to the Northern District of Indiana upon the joint stipulation of the plaintiff and the defendants. An amended complaint was filed on April 24, 2017 challenging statements made during a putative class period of October 22, 2015 through October 21, 2016.

On May 24, 2018, the Court granted Supreme’s motion to dismiss all claims for failure to state a claim. On July 13, 2018, the plaintiffs filed a second amended complaint. On August 24, 2018, the Company filed a second motion to dismiss for failure to state a claim, and requested dismissal with prejudice. The case is stayed as to discovery. Due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable; however, at this time, management believes that the allegations are without merit and is vigorously defending the matter. As a result, management does not believe this matter will have a material adverse effect on the Company’s financial condition or results of operations.

Chassis Converter Pool Agreements

The Company, through Supreme, obtains most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of September 30, 2018, the Company’s outstanding chassis converter pool with the manufacturer totaled $16.7 million and has included this financing agreement on the Company’s Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs through its Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $4.5 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

10.	NET INCOME PER SHARE

Per share results have been calculated based on the average number of common shares outstanding. The calculation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic net income per share:
Net income applicable to common stockholders	$4,664	$18,947	$57,837	$62,066
Weighted average common shares outstanding	56,798	58,994	57,486	59,675
Basic net income per share	$0.08	$0.32	$1.01	$1.04

Diluted net income per share:
Net income applicable to common stockholders	$4,664	$18,947	$57,837	$62,066

Weighted average common shares outstanding	56,798	58,994	57,486	59,675
Dilutive shares from assumed conversion of convertible senior notes	-	1,701	676	1,713
Dilutive stock options and restricted stock	944	1,540	1,056	1,527
Diluted weighted average common shares outstanding	57,742	62,235	59,218	62,915
Diluted net income per share	$0.08	$0.30	$0.98	$0.99

The calculation of diluted net income per share for the nine-month periods ended September 30, 2018 and 2017 and the three-month period ended September 30, 2017 includes the impact of the Company’s Notes as the average stock price of the Company’s common stock during the period was above the initial conversion price of approximately $11.70 per share.

11.	INCOME TAXES

For the three months ended September 30, 2018, the Company recognized income tax expense of $5.3 million compared to $10.7 million for the same period in the prior year. The effective tax rate for this period was 53.4% compared to 36.2% for the same period in the prior year. For the nine months ended September 30, 2018, the Company recognized income tax expense of $21.2 million in the first nine months of 2018 compared to $32.3 million for the same period in the prior year. The effective tax rates for the first nine months of 2018 and 2017 were 26.8% and 34.2%, respectively. These effective tax rates differ from the US Federal statutory rate of 21% and 35% for 2018 and 2017, respectively, primarily due to the impact of state and local taxes as well as discrete items incurred related to the deductibility of executive compensation offset by the recognition of excess tax benefits on share-based awards.

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

Additionally, the Company assessed the impacts of the new provisions associated with the deductibility of executive compensation under Internal Revenue Code Section 162(m), and the associated “grandfathering” rules within the Act to provide taxpayers transition relief when applying the change in law.  As of December 31, 2017, the Company recognized a $3.1 million deferred income tax asset associated with the future tax deductions of equity-based compensation for the executives whose compensation falls under the new limitation rules. During the third quarter of 2018, the Company reversed this deferred tax asset as new guidance was issued by the Department of Treasury in Notice 2018-68 with regards to the treatment of negative discretionary language contained within the Company’s executive compensation plan. As of September 30, 2018, the Company’s accounting for the 2017 Tax Act is considered incomplete; however, we expect accounting to be completed by December 2018 as required under Staff Accounting Bulletin No. 118.

12.	OTHER ACCRUED LIABILITIES

The following table presents the major components of Other Accrued Liabilities (in thousands):

	September 30,	December 31,
	2018	2017
Payroll and related taxes	$26,303	$27,840
Customer deposits	23,044	26,059
Warranty	21,465	20,132
Chassis converter pool agreements	16,653	18,326
Self-insurance	10,755	9,996
Accrued taxes	4,731	9,224
All other	17,359	17,333
	$120,310	$128,910

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2018	2017
Balance as of January 1	$20,132	$20,520
Provision for warranties issued in current year	5,272	4,159
Supreme Acquisition	-	1,581
(Recovery of) Provision for pre-existing warranties	-	(225)
Payments	(3,939)	(4,928)
Balance as of September 30	$21,465	$21,107

The Company offers a limited warranty for its products with a coverage period that ranges between one and five years, except that the coverage period for DuraPlate® trailer panels is ten years. The Company passes through component manufacturers’ warranties to our customers. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.

13.	SEGMENTS

a. Segment Reporting

The Company manages its business in three reportable segments: Commercial Trailer Products, Diversified Products, and Final Mile Products. The Commercial Trailer Products segment manufactures standard and customized van and platform trailers and other transportation related equipment for customers who purchase directly from the Company or through independent dealers. The Diversified Products segment, comprised of four strategic business units including, Tank Trailer, Aviation & Truck Equipment, Process Systems and Composites, focuses on the Company’s commitment to expand its customer base, diversify its product offerings and revenues and extend its market leadership by leveraging its proprietary DuraPlate® panel technology, drawing on its core manufacturing expertise and making available products that are complementary to truck and tank trailers and transportation equipment. The Final Mile Products segment includes the operations of Supreme, and other truck body activities previously reported in the Company’s Commercial Trailer Products segment.

Previously, we managed our business in two segments: Commercial Trailer Products and Diversified Products. In the third quarter of 2017, we completed the acquisition of Supreme. As a result, we created a new reporting segment in the fourth quarter of 2017 referred to as the Final Mile Products segment, which includes the Supreme operations and certain other truck body operations which were previously included in our Commercial Trailer Products segment. The Company has not restated the historical comparative periods due to the immaterial impact of the existing truck body activities on the presented segments and periods.

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

Reportable segment information is as follows (in thousands):

	Commercial	Diversified	Final Mile	Corporate and
	Trailer Products	Products	Products	Eliminations	Consolidated
Three Months Ended September 30, 2018
Net sales
External customers	$368,301	$97,723	$87,049	$-	$553,073
Intersegment sales	41	4,638	-	(4,679)	-
Total net sales	$368,342	$102,361	$87,049	$(4,679)	$553,073

Income (Loss) from operations	$32,453	$(6,346)	$(1,495)	$(8,099)	$16,513
Assets	$358,150	$352,494	$475,934	$163,629	$1,350,207

2017
Net sales
External customers	$339,494	$85,604	$-	$-	$425,098
Intersegment sales	(2)	3,246	-	(3,244)	-
Total net sales	$339,492	$88,850	$-	$(3,244)	$425,098

Income (Loss) from operations	$36,319	$5,178	$-	$(14,906)	$26,591
Assets	$362,209	$356,147	$-	$660,771	$1,379,127

	Commercial	Diversified	Final Mile	Corporate and
	Trailer Products	Products	Products	Eliminations	Consolidated
Nine Months Ended September 30, 2018
Net sales
External customers	$1,098,182	$275,183	$283,717	$-	$1,657,082
Intersegment sales	89	16,466	-	(16,555)	-
Total net sales	$1,098,271	$291,649	$283,717	$(16,555)	$1,657,082

Income (Loss) from operations	$102,718	$3,078	$9,372	$(26,959)	$88,209
Assets	$358,150	$352,494	$475,934	$163,629	$1,350,207

2017
Net sales
External customers	$962,371	$261,346	$-	$-	$1,223,717
Intersegment sales	50	8,241	-	(8,291)	-
Total net sales	$962,421	$269,587	$-	$(8,291)	$1,223,717

Income (Loss) from operations	$111,865	$14,844	$-	$(31,186)	$95,523
Assets	$362,209	$356,147	$-	$660,771	$1,379,127

b.  Product Information

The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

	Commercial	Diversified	Final Mile	Corporate and
	Trailer Products	Products	Products	Eliminations	Consolidated
	$	$	$	$	$	%
Three Months Ended September 30, 2018
New trailers	354,003	44,399	-	-	398,402	72.0
Used trailers	1,888	775	-	-	2,663	0.5
Components, parts and service	8,090	29,064	2,304	(4,676)	34,782	6.3
Equipment and other	4,361	28,123	84,745	(3)	117,226	21.2
Total net sales	368,342	102,361	87,049	(4,679)	553,073	100.0

2017
New trailers	319,463	35,225	-	-	354,688	83.4
Used trailers	3,245	601	-	-	3,846	0.9
Components, parts and service	12,255	27,881	-	(3,244)	36,892	8.7
Equipment and other	4,529	25,143	-	-	29,672	7.0
Total net sales	339,492	88,850	-	(3,244)	425,098	100.0

	Commercial	Diversified	Final Mile	Corporate and
	Trailer Products	Products	Products	Eliminations	Consolidated
	$	$	$	$	$	%
Nine Months Ended September 30, 2018
New trailers	1,049,452	115,840	-	-	1,165,292	70.3
Used trailers	8,794	2,489	-	-	11,283	0.7
Components, parts and service	25,780	94,958	7,340	(16,529)	111,549	6.7
Equipment and other	14,245	78,362	276,377	(26)	368,958	22.3
Total net sales	1,098,271	291,649	283,717	(16,555)	1,657,082	100.0

2017
New trailers	906,058	99,210	-	-	1,005,268	82.1
Used trailers	5,368	2,457	-	-	7,825	0.6
Components, parts and service	38,100	93,750	-	(8,291)	123,559	10.1
Equipment and other	12,895	74,170	-	-	87,065	7.2
Total net sales	962,421	269,587	-	(8,291)	1,223,717	100.0

14.	NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  We have identified our existing lease contracts and are in the process of identifying the data within the contracts needed for the calculation of the right of use assets and lease liabilities. We are finalizing our selection of a software provider to build our repository of lease contracts and to assist us with the accounting entries. This guidance will be effective for the Company as of January 1, 2019. The FASB has issued further ASUs related to the standard providing an optional transition method allowing entities to not recast comparative periods. The Company intends to use the optional transition method and, as such recognize the effects of applying the new standard as a cumulative-effect adjustment to retained earnings as of January 1, 2019. The Company plans to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. Wabash will not reassess whether any contracts entered into prior to adoption are leases. The Company has approximately $5.3 million of noncancelable future rental obligations.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-4”). ASU 2017-4 eliminates Step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment loss will instead be measured at the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company early adopted ASU 2017-04 in the third quarter of 2018. The company recognized a $4.9 million goodwill impairment charge during the three months ended September 30, 2018 (refer to Note 7, Fair Value Measurements, for more information).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report of Wabash National Corporation (together with its subsidiaries, the “Company,” “Wabash,” “we,” “our,” or “us”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forward-looking statements” include, but are not limited to, statements regarding:

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

Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. Each forward-looking statement contained in this Quarterly Report reflects our management’s view only as of the date on which that forward-looking statement was made. We are not obligated to update forward-looking statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, except as required by law.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	88.2	85.7	87.0	84.6
Gross profit	11.8	14.3	13.0	15.4

General and administrative expenses	4.2	3.8	4.5	4.4
Selling expenses	1.6	1.3	1.5	1.4
Amortization of intangibles	0.9	1.0	0.9	1.0
Other operating expenses	2.2	2.0	0.7	0.7
Income from operations	2.9	6.2	5.4	7.9

Interest expense	(1.3)	(0.7)	(1.3)	(0.7)
Other, net	0.1	1.5	0.8	0.5
Income before income taxes	1.7	7.0	4.9	7.7

Income tax expense	0.9	2.5	1.4	2.6
Net income	0.8%	4.5%	3.5%	5.1%

For the three and nine-month period ended September 30, 2018, we recorded net sales of $553.1 million and $1,657.1 million, respectively, compared to $425.1 million and $1,223.7 million, respectively, in the prior year periods. Net sales for the three-month period ended September 30, 2018 increased $128.0 million, or 30.1%, compared to the prior year period, due primarily to an increase in new trailer shipments of approximately 1,250 units, or 9.0%, and $87.0 million in sales within our Final Mile Products segment established in the fourth quarter of 2017 after the acquisition of Supreme, which was partially offset by our customers’ inability to pick up units as a result of the robust freight market and chassis availability issues within our Final Mile Products business. Gross profit margin decreased to 11.8% in the third quarter of 2018 compared to 14.3% in the prior year period driven by higher commodity and component costs and higher labor costs due to tight labor markets. We continue to be encouraged by the strong market demand within all of our reporting segments as well as the expectation that overall industry shipment and production levels will remain above replacement demand for the remainder of 2018 as many key structural and market drivers continue to support healthy demand for new trailers. In addition, we expect to continue our focused efforts to drive ongoing improvements throughout the business, deliver new opportunities to expand our customer base and focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.

For the three-month period ended September 30, 2018, selling, general and administrative expenses increased $10.2 million as compared to the same period in 2017. This increase was largely due to the inclusion of Supreme, which added $9.0 million in the current year period, as well as a $2.6 million increase in outside services and professional fees for human resource, legal, and tax administration as well as advertising and promotional efforts. These increases were partially offset by a $1.4 million decrease in salaries and employee related costs, including employee incentive programs. As a percentage of net sales, selling, general and administrative expenses increased to 5.8% in the third quarter of 2018 as compared to 5.1% in the prior year period.

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

Three Months Ended September 30, 2018

Net Sales

Net sales in the third quarter of 2018 increased $128.0 million, or 30.1%, compared to the third quarter of 2017. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended September 30,
(prior to elimination of intersegment sales)			Change
	2018	2017	$	%
Sales by Segment
Commercial Trailer Products	$368,342	$339,492	$28,850	8.5
Diversified Products	102,361	88,850	13,511	15.2
Final Mile Products	87,049	-	87,049
Eliminations	(4,679)	(3,244)	(1,433)
Total	$553,073	$425,098	$127,975	30.1

New Trailer Shipments	(units)
Commercial Trailer Products	14,450	13,350	1,100	8.2
Diversified Products	700	550	150	27.3
Final Mile Products	-	-	-
Total	15,150	13,900	1,250	9.0

Used Trailer Shipments	(units)
Commercial Trailer Products	150	300	(150)	(50.0)
Diversified Products	50	50	-	-
Final Mile Products	-	-	-
Total	200	350	(150)	(42.9)

Commercial Trailer Products segment sales prior to the elimination of intersegment sales were $368.3 million for the third quarter of 2018, an increase of $28.8 million, or 8.5%, compared to the third quarter of 2017. New trailers shipped during the third quarter of 2018 totaled 14,450 trailers compared to 13,350 trailers in the prior year period, an 8.2% increase. The increase in new trailer shipments compared to the prior year period, resulted in $34.5 million increase in new trailer sales. Parts and service revenue for the third quarter of 2018 totaled $8.1 million, a decrease of $4.2 million, or 34.0%, as compared to the third quarter of 2017 primarily due to fewer retail branch locations in the current year. Used trailer sales decreased $1.4 million compared to the prior year period primarily due to a 150 unit decrease in used trailer shipments in the third quarter of 2018 compared to the prior year period.

Diversified Products segment sales prior to the elimination of intersegment sales were $102.4 million for the third quarter of 2018, an increase of $13.5 million, or 15.2%, compared to the third quarter of 2017. New trailer sales increased $9.2 million, or 26.0%, from the prior year period driven by improved volume and product mix as new trailer shipments for the third quarter of 2018 totaled 700 units compared to 550 units in the prior year period. Equipment sales increased $2.7 million, or 11.6%, compared to the prior year period as a result of higher demand for our non-trailer related products. Sales of our parts and service product offerings totaled $29.1 million for the third quarter of 2018, an increase of $1.2 million or 4.3% as compared to the prior year period.

Final Mile Products segment sales, prior to the elimination of intersegment sales, were $87.0 million in the third quarter of 2018 for this newly created segment.

Cost of Sales

Cost of sales was $487.9 million in the third quarter of 2018, an increase of $123.8 million, or 34.0%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.

Commercial Trailer Products segment cost of sales was $329.2 million in the third quarter of 2018, an increase of $33.6 million, or 11.4%, compared to the prior year period. The increase was primarily driven by a $27.2 million increase in materials costs due to higher new trailer sales levels and material cost inflation as compared to the prior year period. Other manufacturing costs increased $6.4 million as compared to the prior year period due to higher new trailer sales levels and higher labor costs.

Diversified Products segment cost of sales was $85.3 million in the third quarter of 2018, an increase of $13.9 million, or 19.4%, compared to the prior period. The increase was primarily driven by a $9.4 million increase in materials costs and a $4.5 million increase in other manufacturing costs related to increased sales volumes and product mix.

Final Mile Product segment cost of sales was $78.1 million in third quarter of 2018 for this newly created segment.

Gross Profit

Gross profit was $65.2 million in the third quarter of 2018, an increase of $4.2 million from the prior year period. Gross profit as a percentage of sales was 11.8% for the current quarter and 14.3% for the same period in 2017. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended September 30,
			Change
	2018	2017	$	%
Gross Profit by Segment
Commercial Trailer Products	$39,137	$43,849	$(4,712)	(10.7)
Diversified Products	17,018	17,378	(360)	(2.1)
Final Mile Products	8,954	-	8,954
Corporate	53	(263)	316
Total	$65,162	$60,964	$4,198	6.9

Commercial Trailer Products segment gross profit was $39.1 million for the third quarter of 2018 compared to $43.8 million for the third quarter of 2017. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 10.6% in the third quarter of 2018 compared to 12.9% in the 2017 period. The decreases in gross profit and gross profit margin as compared to the prior year period were primarily driven by higher commodity and component costs, higher labor costs due to tight labor market, supplier induced production interruptions, and an unfavorable sales mix

Diversified Products segment gross profit was $17.0 million for the third quarter of 2018 compared to $17.4 million in the same quarter of 2017. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 16.6% in the third quarter of 2018 compared to 19.6% in the 2017 period. The decrease in gross profit as a percentage of net sales compared to the prior year period was primarily driven by higher material and labor inefficiencies, including higher overtime levels to meet strong demand and supplier induced production interruptions.

Final Mile Products segment gross profit was $9.0 million for the third quarter of 2018 for this newly created segment. Gross profit, as a percentage of sales, was 10.3% in the third quarter of 2018.

General and Administrative Expenses

General and administrative expenses for the third quarter of 2018 increased $7.0 million, or 43.2%, from the prior year period. The increase was largely due to the inclusion of Supreme, which added expenses of $5.6 million. In addition, salaries and employee related costs, including employee incentive programs, increased $0.9 million and outside services and professional fees for tax administration, legal, and human resources expenses increased $2.3 million in the current quarter. As a percentage of net sales, general and administrative expenses were 4.2% for the third quarter of 2018, up from 3.8% for the third quarter of 2017.

Selling Expenses

Selling expenses were $8.7 million in the third quarter of 2018, an increase of $3.2 million, or 58.1%, compared to the prior year period. The increase was largely due to the inclusion of Supreme, which added expenses of $3.4 million, as well as a $0.3 million increase in advertising and promotion efforts. This was offset by a $0.5 million decrease in salaries and employee related costs, including employee incentive programs. As a percentage of net sales, selling expenses were 1.6% for the third quarter of 2018, up from 1.3% for the third quarter of 2017.

Amortization of Intangibles

Amortization of intangibles was $4.9 million for the third quarter of 2018 compared to $4.1 million in the prior year period. Amortization of intangibles for the current period were the result of expenses recognized for intangible assets recorded from the acquisitions of Walker in May 2012, certain assets of Beall Corporation (“Beall”) in February 2013, and Supreme in September 2017.

Other Operating Expenses

Other operating expenses of $12.0 million in third quarter of 2018 is the result of an impairment charge related to goodwill and long-lived assets within the Diversified Products reportable segment. Other operating expenses of $8.7 million for the third quarter of 2017 represent costs incurred in connection with the acquisition of Supreme.

Other Income (Expense)

Interest expense for the third quarter of 2018 totaled $7.0 million compared to $3.2 million in the third quarter of 2017. Interest expense relates to interest and non-cash accretion charges on our Term Loan Credit Agreement and Senior Notes. The increase from the previous year period is primarily due to the issuance of our Senior Notes in September 2017 related to the financing of a portion of the Supreme acquisition, partially offset by the repurchase of the Convertible Notes completed over the previous twelve months.

Other, net for the third quarter of 2018 represented income of $0.5 million as compared to income of $6.3 million for the prior year period. Income for the current and prior year periods represents the gain on the sale of former retail branch locations.

Income Taxes

We recognized income tax expense of $5.3 million in the third quarter 2018 compared to $10.7 million for the same period in the prior year. The effective tax rate for the third quarter of 2018 and 2017 were 53.4% and 36.2%, respectively. These effective tax rates differ from the U.S. Federal statutory rate of 21% and 35% for 2018 and 2017, respectively, primarily due to the impact of state and local taxes as well as discrete items incurred related to the deductibility of executive compensation offset by the recognition of excess tax benefits on share-based compensation.

Nine Months Ended September 30, 2018

Net Sales

Net sales in the first nine months of 2018 increased $433.4 million, or 35.4%, compared to the first nine months of 2017. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Nine Months Ended September 30,
(prior to elimination of intersegment sales)			Change
	2018	2017	$	%
Sales by Segment
Commercial Trailer Products	$1,098,271	$962,421	$135,850	14.1
Diversified Products	291,649	269,587	22,062	8.2
Final Mile Products	283,717	-	283,717
Eliminations	(16,555)	(8,291)
Total	$1,657,082	$1,223,717	$433,365	35.4

New Trailer Shipments	(units)
Commercial Trailer Products	42,750	37,300	5,450	14.6
Diversified Products	1,900	1,600	300	18.8
Final Mile Products	-	-	-
Total	44,650	38,900	5,750	14.8

Used Trailer Shipments	(units)
Commercial Trailer Products	850	450	400	88.9
Diversified Products	100	100	-	-
Final Mile Products	-	-	-
Total	950	550	400	72.7

Commercial Trailer Products segment sales prior to the elimination of intersegment sales were $1,098.3 million for the first nine months of 2018, an increase of $135.9 million, or 14.1%, compared to the first nine months of 2017. Trailers shipped during the first nine months of 2018 totaled 42,750 trailers compared to 37,300 trailers in the prior year period, a 14.6% increase. The increase in new trailer shipments compared to the prior year period resulted in $143.3 million increase in sales. Parts and service revenue for the nine-month period of 2018 totaled $25.8 million, a decrease of $12.3 million or 32.3% from the prior year period due to fewer retail branch locations in the current year. Used trailer sales increased $3.4 million compared to the prior year period primarily due to a 400 unit increase in used trailer shipments in the first nine months of 2018 compared to the prior year period.

Diversified Products segment sales prior to the elimination of intersegment sales were $291.6 million for the first nine months of 2018, an increase of $22.1 million, or 8.2%, compared to the same period of 2017. Trailers shipped during the first nine months of 2018 totaled 1,900 trailers compared to 1,600 trailers in the prior year period, an 18.8% increase. The increase in new trailer shipments compared to the prior year period resulted in $16.6 million increase in sales. Parts and service sales increased $1.2 million, or 1.3%, compared to the prior year period. Equipment sales increased $3.4 million, or 4.9%, compared to the prior year period as a result of higher demand for our non-trailer products and truck-mounted equipment.

Final Mile Products segment sales, prior to the elimination of intersegment sales, were $283.7 million for the first nine months of 2018 for this newly created segment.

Cost of Sales

Cost of sales was $1,442.5 million in the first nine months of 2018, an increase of $406.8 million, or 39.3%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.

Commercial Trailer Products segment cost of sales was $975.1 million in the first nine months of 2018, an increase of $149.5 million, or 18.1%, compared to the prior year period. The increase was primarily driven by a $117.9 million increase in materials costs due to higher sales volumes and material cost inflation as compared to the prior year period. Other manufacturing costs increased $31.6 million as compared to the prior year period due to higher new trailer production volumes and higher labor costs.

Diversified Products segment cost of sales was $240.6 million in the first nine months of 2018, an increase of $23.2 million, or 10.7%, compared to the prior period. The increase was primarily driven by a $15.1 million increase in materials costs and an $8.1 million increase in other manufacturing costs related to increased volume and product mix.

Final Mile Product segment cost of sales was $242.3 million in first nine months of 2018 for this newly created segment.

Gross Profit

Gross profit was $214.6 million in the first nine months of 2018, an increase of $26.6 million from the prior year period. Gross profit as a percentage of sales was 13.0% for the first nine months and 15.4% for the same period in 2017. Gross profit by segment was as follows (dollars in thousands):

	Nine Months Ended September 30,
			Change
	2018	2017	$	%
Gross Profit by Segment
Commercial Trailer Products	$123,173	$136,858	$(13,685)	(10.0)
Diversified Products	51,008	52,120	(1,112)	(2.1)
Final Mile Products	41,409	-	41,409
Corporate	(994)	(979)	(15)
Total	$214,596	$187,999	$26,597	14.1

Commercial Trailer Products segment gross profit was $123.2 million for the first nine months of 2018 compared to $136.9 million for the prior year period. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 11.2% in 2018 compared to 14.2% in the prior period. The decreases in gross profit and gross profit margin as compared to the prior year period were primarily driven by higher commodity and component costs as well as higher labor costs, including higher levels of overtime and lower productivity.

Diversified Products segment gross profit was $51.0 million for the first half of 2018 compared to $52.1 million in the same period of 2017. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 17.5% in the 2018 period compared to 19.3% in the prior period. The decrease in gross profit as a percentage of net sales compared to the prior year period was due primarily driven by an unfavorable product mix and higher commodity and component costs.

Final Mile Products segment gross profit was $41.4 million for the first nine months of 2018 for this newly created segment. Gross profit, as a percentage of sales, was 14.6% in the first nine months of 2018.

General and Administrative Expenses

General and administrative expenses for the first nine months of 2018 increased $20.4 million, or 38.1%, from the prior year period. The increase was largely due to the inclusion of Supreme, which added expenses of $17.4 million. In addition, salaries and employee related costs, including employee incentive programs, decreased $0.5 million and outside services and professional fees for legal, tax administration, and human resources expenses increased $3.5 million in the current period. As a percentage of sales, general and administrative expenses were 4.5% for the 2018 period as compared to 4.4% for the same period of 2017.

Selling Expenses

Selling expenses were $25.6 million in the first nine months of 2018, an increase of $8.0 million, or 45.7%, compared to the prior year period. The increase was largely due to the inclusion of Supreme, which added expenses of $9.9 million, as well as a $0.5 million increase in advertising and promotion efforts. These increases were partially offset by a $2.4 million decrease in salaries and employee related costs, including employee incentive programs. As a percentage of net sales, selling expenses were 1.5% for the 2018 period as compared to 1.4% for the same period of 2017.

Amortization of Intangibles

Amortization of intangibles was $14.8 million for the first nine months of 2018 compared to $12.7 million in the prior year period. Amortization of intangibles for the current year period were the result of expenses recognized for intangible assets recorded from the acquisitions of Walker in May 2012, certain assets of Beall in February 2013, and Supreme in September 2017.

Other Operating Expenses

Other operating expenses in the first nine months of 2018 increased $3.4 million compared to 2017. The increase is due to a $12.0 million impairment charge related to goodwill and long-lived assets within the Diversified Products reportable segment in the third quarter of 2018, partially offset by $8.6 million lower acquisition related costs compared to the prior year.

Other Income (Expense)

Interest expense for the first nine months of 2018 totaled $21.6 million compared to $9.1 million in the prior year period. Interest expense for the current year period is primarily related to interest and non-cash accretion charges on our Convertible Notes, Term Loan Credit Agreement, and Senior Notes. The increase from the previous year period is due to the issuance of our Senior Notes in September 2017 related to the financing of a portion of the Supreme acquisition, partially offset by the repurchase of the Convertible Notes completed over the previous twelve months.

Other, net for the first nine months of 2018 represented income of $12.5 million as compared to income of $7.9 million for the prior year period. The current and previous year periods include gains on the sale of former retail branch locations.

Income Taxes

The Company recognized income tax expense of $21.2 million in the first nine months of 2018 compared to $32.3 million for the same period in the prior year. The effective tax rate for the first nine months of 2018 and 2017 were 26.8% and 34.2%, respectively. These effective tax rates differ from the U.S. Federal statutory rate of 21% and 35% for 2018 and 2017, respectively, primarily due to the impact of state and local taxes as well as discrete item incurred related to the deductibility of executive compensation offset by the recognition of excess tax benefits on share-based compensation.

Liquidity and Capital Resources

Capital Structure

Our capital structure is comprised of a mix of debt and equity. As of September 30, 2018, our debt to equity ratio was approximately 1.1:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of maintaining strong liquidity, deleveraging our balance sheet, investing in the business, both organically and strategically, and returning capital to our shareholders. In the first nine months of 2018, and in keeping to this balanced approach, we completed the purchase of the remaining $44.6 million of our outstanding Convertible Senior Notes due 2018 (see “Debt Agreements and Related Amendments” section below for details), repurchased $39.0 million of common stock, and paid dividends of $13.6 million. For the remainder of 2018, we expect to continue our commitment to fund our working capital requirements and capital expenditures while also returning capital to our shareholders and deleveraging our balance sheet through cash flows from operations as well as available borrowings under our existing Credit Agreement.

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

During 2018, the Company used $80.2 million in cash, excluding interest, to settle $44.6 million in principal of the Convertible Notes of which none were converted to common shares. The excess of the cash settlement amount over the principal value of the Convertible Notes was accounted for as a reacquisition of equity, resulting in a $35.5 million reduction to additional paid-in capital during the nine months ended September 30, 2018. For the nine months ended September 30, 2018, the Company recognized a loss on debt extinguishment of $0.2 million related to settlements and the retirement of the Convertible Notes, which is included in Other, net on the Company’s Condensed Consolidated Statements of Operations.

Senior Notes

On September 26, 2017, we issued Senior Notes due 2025 (the “Senior Notes”) in an offering pursuant to Rule 144A or Regulation S under the Securities Act, with an aggregate principal amount of $325 million. The Senior Notes bear interest at the rate of 5.50% per annum from the date of issuance, and will pay interest semi-annually in cash on April 1 and October 1 of each year, beginning on April 1, 2018. We used the net proceeds of $318.9 million from the sale of the Senior Notes to finance a portion of the acquisition of Supreme and to pay related fees and expenses.

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

Contractual coupon interest expense and accretion of discount and fees for the Senior Notes for the nine months ended September 30, 2018 was $13.8 million and is included in Interest Expense on our Condensed Consolidated Statements of Operations.

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

As of September 30, 2018, we were in compliance with all covenants of the Credit Agreement.

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

For the nine months ended September 30, 2018 and 2017, under the Term Loan Credit Agreement, we paid interest of $5.9 million and $5.7 million, respectively, and principal of $1.4 million during each period. In connection with Amendment No. 3 we recognized a loss on debt extinguishment of $0.6 million during the first quarter of 2017, which was included in Other, net on our Condensed Consolidated Statements of Operations. As of September 30, 2018, we had $186.2 million outstanding under the Term Loan Credit Agreement, of which $1.9 million was classified as current on the Condensed Consolidated Balance Sheet.

For the nine-month periods ended September 30, 2018 and 2017, we incurred charges of $0.2 million and $0.1 million, respectively, for amortization of fees and original issuance discount, which is included in Interest Expense in the Condensed Consolidated Statements of Operations.

Cash Flow

Cash provided by operating activities for the first nine months of 2018 totaled $56.7 million, compared to $61.1 million during the same period in 2017. The cash provided by operations during the current year period was the result of net income adjusted for various non-cash activities including depreciation, amortization, impairment of goodwill and long-lived assets, gain on the sale of assets, deferred taxes, loss on debt extinguishment, stock-based compensation, and accretion of debt discount partially offset by a $41.3 million increase in working capital. Changes in key working capital accounts for 2018 and 2017 are summarized below (in thousands):

	Nine months ended
	September 30,
	2018	2017	Change
Source (Use) of cash:
Accounts receivable	$(48,531)	$26,185	$(74,716)
Inventories	(66,089)	(77,923)	11,834
Accounts payable and accrued liabilities	76,602	23,702	52,900
Net use of cash	(38,018)	(28,036)	(9,982)

Accounts receivable increased by $48.5 million in the first nine months of 2018 as compared to a decrease of $26.2 million in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 31 days in 2018 as compared to 27 days in the same period in 2017. The increase in accounts receivable during the first nine months of 2018 was primarily due to increased demand, as well as timing of shipments. Inventory increased by $66.1 million during the first nine months of 2018 as compared to an increase of $77.9 million in the 2017 period. The increase in inventory for the 2018 period was primarily due to higher finished goods and raw materials inventory resulting from increased demand for the first nine months of 2018. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 9 times in the 2018 periods, and 8 times in the 2017 period. Accounts payable and accrued liabilities increased by $76.6 million in 2018 compared to an increase of $23.7 million for the same period in 2017. The increase during the first nine months of 2018 was primarily due to continued strong production levels and purchasing activities required to meet current demand. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 34 days in 2018 as compared to 29 days in the same period in 2017.

Investing activities provided $0.5 million during the first nine months of 2018, as compared to $320.1 million used in the same period in 2017. Investing activities for the first nine months of 2018 include proceeds from the sale of certain branch location assets totaling $20.8 million offset by capital expenditures of $20.3 million. Investing activities for the prior year period was primarily related to the Supreme acquisition in September 2017 for $323.5 million, net of cash acquired, as well as proceeds from the sale of former branch location assets totaling $18.8 million offset by capital expenditures of $15.4 million.

Financing activities used $139.0 million during the first nine months of 2018 as compared to $249.2 million provided in the same period in 2017. Cash used in financing activities during the current year period primarily relates to repurchase of Convertible Notes totaling $80.2 million, common stock repurchases of $44.4 million and cash dividends paid to our shareholders of $13.6 million. Cash provided by financing activities in the first nine months of 2017 primarily relates to the proceeds from issuance of Senior Notes of $325.0 million offset by common stock repurchases through our share repurchase program of $46.6 million, cash dividends paid to our shareholders and holders of our Convertible Notes of $11.5 million, and the and the payment of principal under various debt and lease obligations totaling $17.0 million.

As of September 30, 2018, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $271.4 million, representing a decrease of $51.9 million compared to September 30, 2017 and a decrease of $89.7 million compared to December 31, 2017. Total debt and capital lease obligations amounted to $512.3 million as of September 30, 2018. As we continue to see a strong demand environment within the trailer industry and excellence in operational performance across all of our business segments, we believe our liquidity is adequate to fund our currently planned operations, working capital needs and capital expenditures for the remainder of 2018.

Capital Expenditures

Capital spending amounted to $20.3 million for the first nine months of 2018 and is anticipated to be approximately $35 million for 2018. Capital spending for 2018 has been and is expected to continue to be primarily utilized to support maintenance, growth, and productivity improvement initiatives within our facilities.

Goodwill Impairment

We assess goodwill for impairment at the reporting unit level on an annual basis as of October 1 and whenever events or changes in circumstances indicate a possible impairment. During the third quarter of 2018, a reporting unit within the Diversified Products reportable segment did not perform in-line with forecasted results driven by unfavorable market conditions expected to continue to impact the reporting unit for the foreseeable future. As a result, an indicator of impairment was identified, and we performed an interim quantitative assessment as of September 30, 2018, utilizing a combination of the income and market approaches. The results of the quantitative analysis indicated the carrying value of the reporting unit exceeded the fair value of the reporting unit and, accordingly, a goodwill impairment of $4.9 million was recorded in the third quarter of 2018.

Long-lived Asset Impairment

Due to the impairment indicators noted above, we also performed an interim impairment assessment for certain long-lived assets within the Diversified Products reportable segment, including finite-lived intangible assets and property, plant and equipment. Based on the results of our analysis it was determined that the carrying values of certain trade names and property, plant and equipment exceeded their fair values and, accordingly, an asset impairment charge totaling $7.1 million was recorded in the third quarter of 2018.

Off-Balance Sheet Transactions

As of September 30, 2018, we had approximately $5.3 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the year.

Contractual Obligations and Commercial Commitments

A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of September 30, 2018 are as follows (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
DEBT:
Revolving Facility (due 2020)	$-	$-	$-	$-	$-	$-	$-
Term Loan Credit Facility (due 2022)	470	1,880	1,880	1,880	180,057	-	186,167
Senior Notes (due 2025)	-	-	-	-	-	325,000	325,000
Capital Leases (including principal and interest)	90	361	361	361	30	-	1,203
TOTAL DEBT	$560	$2,241	$2,241	$2,241	$180,087	$325,000	$512,370

OTHER:
Operating Leases	$688	$1,972	$1,234	$937	$314	$150	$5,295
TOTAL OTHER	$688	$1,972	$1,234	$937	$314	$150	$5,295

OTHER COMMERCIAL COMMITMENTS:
Letters of Credit	$7,703	$-	$-	$-	$-	$-	$7,703
Raw Material Purchase Commitments	44,631	62,413	-	-	-	-	107,044
Chassis Converter Pool Agreements	21,178	-	-	-	-	-	21,178
TOTAL OTHER COMMERCIAL
COMMITMENTS	$73,512	$62,413	$-	$-	$-	$-	$135,925

TOTAL OBLIGATIONS	$74,760	$66,626	$3,475	$3,178	$180,401	$325,150	$653,590

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

We have standby letters of credit totaling $7.7 million issued in connection with workers compensation claims and surety bonds.

We have $107.0 million in purchase commitments with our suppliers and through financial derivatives through December 2019 for various raw material commodities, including aluminum, steel, nickel and polyethylene as well as other raw material components which are within normal production requirements.

We, through our subsidiary Supreme, obtain most vehicle chassis for our specialized vehicle products directly from the chassis manufacturers under converter pool agreements.  Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders.  Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at our various facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement.  The manufacturer transfers the chassis to us on a “restricted basis,” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers.  The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with manufacturers, we have not historically settled, nor expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer.  Accordingly, as of September 30, 2018 our outstanding chassis converter pool with the manufacturer totaled $16.7 million and we have included this financing agreement on our consolidated balance sheets within prepaid expenses and other and other accrued liabilities. All other chassis programs through our Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $4.5 million.  Under these agreements, if the chassis is not delivered to a customer within a specified time frame we are required to pay a finance or storage charge on the chassis.  Additionally, we receives finance support funds from the manufacturer when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis.

Backlog

Orders that have been confirmed by customers in writing, have defined delivery timeframes and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms or cancellation. Our backlog of orders was $1,332 million at September 30, 2018 compared to $1,213 million at December 31, 2017 and $741 million at September 30, 2017. We expect to complete the majority of our backlog orders as of September 30, 2018 within 12 months of this date.

OUTLOOK

The demand environment for trailers remained strong through the third quarter of 2018, as evidenced by our strong backlog and a trailer demand forecast by industry forecasters above replacement demand levels for the next several years. Recent estimates from industry analysts, ACT Research Company (“ACT”) and FTR Associates (“FTR”), forecast trailer demand for 2018 and beyond to remain healthy. ACT currently estimates trailer production to be approximately 320,850 trailers for 2018, representing an increase of 10.3% as compared to 2017, and forecasting continued demand levels to be above replacement demand into the foreseeable future with estimated demand for 2019 to be approximately 308,000 and annual average demand for the four year period ending 2023 to be approximately 266,000 new trailers. FTR anticipates new trailer production to be approximately 310,500 new trailers in 2018, representing an increase of 8.9% as compared to 2017 as well as projecting an increase in 2019 with production totaling 305,000 trailers. In spite of a strong forecasted demand environment, there remain downside risks relating to issues with both the domestic and global economies, including the housing, energy and construction-related markets in the U.S.

Other potential risks we face for the remainder of 2018 will primarily relate to our ability to effectively manage our manufacturing operations as well as the cost and supply of raw materials, commodities and components. Significant increases in the cost of certain commodities, raw materials or components have had and may continue to have an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions, aluminum extrusions, specialty steel coil, and chassis. At the current and expected demand levels, there may be shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products.

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

Seeing the growth in e-commerce and the impact it has had and will continue to have on the transportation industry, Wabash entered the final mile space in late 2015 with the introduction of heavy-duty truck bodies. With the acquisition of Supreme, the second largest U.S. manufacturer of truck bodies, on September 27, 2017, we accelerate our growth opportunities by greatly expanding our presence in the final mile space, increasing our manufacturing and distribution paths as well as growing our product and customer base. This acquisition further supports and accelerates our corporate strategy to transform our business into a more diversified industrial manufacturer addressing new potential markets, enhancing our financial profile, and reducing the impact of cyclicality within our business. While demand for some of our products is dependent on the development of new products, customer acceptance of our product solutions, and the general expansion of our customer base and distribution channels, we remain committed to enhancing and diversifying our business model through organic and strategic initiatives. We offer a wide array of products and customer-specific solutions that we believe provide a good foundation for achieving these goals. In addition, we have been and will continue to focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products in the marketplace.

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

Commodity Prices

We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper and polyethylene. Given the volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. As of September 30, 2018, we had $107.0 million in raw material purchase commitments through December 2019 for materials that will be used in the production process, as compared to $58.7 million as of December 31, 2017. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.

Interest Rates

As of September 30, 2018, we had no floating rate debt outstanding under our Revolving Credit Facility and for the third quarter of 2018 we maintained no floating rate borrowings under our Revolving Credit Facility. In addition, as of September 30, 2018, we had outstanding borrowings under our Term Loan Credit Agreement, as amended, totaling $186.2 million that bear interest at a floating rate, subject to a minimum interest rate. Based on the average borrowings under our revolving facility and the outstanding indebtedness under our Term Loan Credit Agreement a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of $1.9 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2018.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal year 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The U.S. government has announced, and in some cases implemented, a new approach to trade policy, including renegotiating or potentially terminating certain trade agreements, as well as implementing or increasing tariffs on foreign goods and raw materials such as steel and aluminum. These tariffs and potential tariffs have resulted, or may result, in increased prices for certain imported goods and raw materials. While we source the majority of our materials and components domestically, tariffs and potential tariffs have caused, and may continue to cause, increases and volatility in prices for domestically sourced goods and materials that we require for our products, particularly aluminum and steel. When the costs of our components and raw materials increase, we may not always be able to hedge or pass on these costs to our customers, which could materially and negatively affect our gross margin, operating income and net income.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Our Equity Securities

In February 2017, the Company announced that the Board of Directors approved the repurchase of an additional $100 million in shares of common stock over a two year period. This authorization was an increase to the previous $100 million repurchase program approved in February 2016. For the quarter ended September 30, 2018, we repurchased a total of 1,238,531 shares pursuant to our repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
July 2018	0	$0.00	0	$36.9
August 2018	765,314	$18.71	765,314	$22.6
September 2018	473,217	$18.39	473,217	$13.9
Total	1,238,531	$18.59	1,238,531	$13.9

ITEM 6.	EXHIBITS

(a)	Exhibits:

4.01	Second Supplemental Indenture, dated as of August 17, 2018, between Wabash National Corporation, a Delaware corporation, and Wells Fargo Bank, National Association, as trustee.
31.01	Certification of Principal Executive Officer
31.02	Certification of Principal Financial Officer
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101	Interactive Data File Pursuant to Rule 405 of Regulation S-T

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: October 30, 2018	By:	/s/ Jeffery L. Taylor
Jeffery L. Taylor
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

