Form 10-K
period 2018-12-31
WABASH NATIONAL CORP /DE
filed 2019-02-28
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 001-10883
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 29, 2018 was $1,092,282,245 based upon the closing price of the Company’s common stock as quoted on the New York Stock Exchange composite tape on such date.
The number of shares outstanding of the registrant’s common stock as of February 15, 2019 was 55,150,975.
Part III of this Form 10-K incorporates by reference certain portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be filed within 120 days after December 31, 2018.

WABASH NATIONAL CORPORATION
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K (the”Annual Report”) of Wabash National Corporation (together with its subsidiaries, “Wabash,” “Company,” “us,” “we,” or “our”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forward-looking statements” include, but are not limited to, statements regarding:

▪	our business plan;

▪	our ability to effectively integrate Supreme and realize expected synergies and benefits from the Supreme acquisition;

▪	our expected revenues, income or loss;

▪	our ability to manage our indebtedness;

▪	our strategic plan and plans for future operations;

▪	financing needs, plans and liquidity, including for working capital and capital expenditures;

▪	our ability to achieve sustained profitability;

▪	reliance on certain customers and corporate relationships;

▪	availability and pricing of raw materials, including the impact of tariffs or other international trade developments;

▪	availability of capital and financing;

▪	dependence on industry trends;

▪	the outcome of any pending litigation or notice of environmental dispute;

▪	export sales and new markets;

▪	engineering and manufacturing capabilities and capacity, including our ability to attract and retain qualified personnel;

▪	our ability to develop and commercialize new products;

▪	acceptance of new technologies and products;

▪	government regulations; and

▪	assumptions relating to the foregoing.
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

PART I
ITEM 1—BUSINESS
Overview
Wabash National Corporation, which we refer to herein as “Wabash,” “Wabash National,” the “Company,” “us,” “we,” or “our” was founded in 1985 in Lafayette, Indiana. Wabash was incorporated in Delaware in 1991 and is the successor by merger to a Maryland corporation organized in 1985.
We are a leading designer, manufacturer and distributor of high-quality, custom-engineered transportation and diversified industrial products and services. Our diverse product portfolio includes dry freight and refrigerated trailers, platform trailers, bulk tank trailers, dry and refrigerated truck bodies, truck-mounted tanks, structural composite panels and products, trailer aerodynamic solutions, and specialty food-grade and pharmaceutical equipment. We have achieved this diversification through acquisitions and product innovation.
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
Operating Segments
We manage our business in three reportable segments: Commercial Trailer Products, Diversified Products, and Final Mile Products. Each of these reportable segments offers a diverse portfolio of industrial solutions for the end markets and industries that they serve.

Commercial Trailer Products	Diversified Products	Final Mile Products
■ Dry and Refrigerated Van Trailers	■ Tank Trailers and Truck-Mounted Tanks	■ Truck-Mounted Dry Bodies
■ Platform Trailers	■ Composite Panels and Products	■ Truck-Mounted Refrigerated Bodies
■ Fleet Used Trailers	■ Food, Dairy and Beverage Equipment	■ Service and Stake Bodies
■ Aftermarket Parts and Service	■ Containment and Aseptic Systems	■ Fiberglass Reinforced Plywood Panels
	■ Aftermarket Parts and Service	■ Upfitting Parts and Services
Commercial Trailer Products
Commercial Trailer Products designs and manufactures dry and refrigerated vans, platform trailers and other transportation related equipment. Commercial Trailer Products’ transportation equipment is marketed under the Wabash®, DuraPlate®, DuraPlateHD®, DuraPlate® XD-35®, ArcticLite®, RoadRailer®, Transcraft® and Benson® brands. Commercial Trailer Products sells directly to many of the largest companies in the trucking industry, as well as through a network of independent dealers. Commercial Trailer Products also operates a wood flooring production facility that manufactures laminated hard wood oak products for van trailers and a used fleet sales center to focus selling both large and small fleet trade packages to the wholesale market.
Diversified Products
The Diversified Products segment has historically been comprised of four strategic business units: Tank Trailer, Process Systems, Composites, and Aviation and Truck Equipment. On January 22, 2019, the Company announced that it completed a transaction to divest the Aviation and Truck Equipment business unit to Garsite Progress, LLC, an entity formed by AFI Partners, a New York-based private equity firm. The Tank Trailer business designs and manufactures liquid transportation systems, including stainless steel and aluminum tank trailers, for the North American chemical, dairy, food and beverage, and petroleum and energy service markets. Tank Trailers are marketed under the Walker Transport, Brenner® Tank, Bulk International and Beall® Trailer brands. Our Process Systems business designs and manufactures isolators, stationary silos and downflow booths for the chemical, dairy, food and beverage, pharmaceutical and nuclear markets. Process systems markets its product offerings under the Walker® Engineered Products and Extract Technology® brands. Our Composites business includes offerings under our DuraPlate® composite panel technology, which contains unique properties of strength and durability that can be utilized in numerous applications in addition to truck trailers and truck bodies. Leveraging our DuraPlate® panel technology, our Composites business has designed and manufactured numerous proprietary products, including a full line of aerodynamic solutions designed to improve overall trailer aerodynamics and fuel economy, most notably the DuraPlate® AeroSkirt®, AeroSkirt CX™, Ventix DRS™ and AeroFin XL®. In addition, we utilize our DuraPlate® technology in the production of truck bodies, overhead doors, foldable portable storage containers, truck boxes, decking systems, and other industrial applications. These products are sold to original equipment manufacturers and aftermarket customers.
Final Mile Products
The Company added the Final Mile Products reportable segment following the acquisition of Supreme Industries, Inc. (“Supreme”) completed on September 27, 2017. The Final Mile Products segment designs and manufactures cutaway and dry-freight van bodies and refrigerated and stake bodies. This acquisition accelerated our growth and expanded our presence in the final mile space, with increased distribution paths and greater customer reach, and supports our objective to transform our business into a more diversified industrial manufacturer. Final Mile Product truck bodies are offered in aluminum, FiberPanel PW, FiberPanel HC, or DuraPlate®, and are marketed under Kold King®, Iner-City®, Spartan, as well as other Wabash brands that leverage our fleet-proven DuraPlate® technology utilized in dry van trailers. Our Final Mile Products also include our molded structural composite truck bodies. With the acquisition of Supreme, our truck body line was expanded to include Classes 2 through 5, allowing us to serve a large variety of end customers in the final mile space. Final Mile Products sells both direct to customers and through a large independent dealer network.
Strategy
Wabash National has established a strategic framework for value creation with three pillars focused on innovation, business optimization and strategic growth, all supported by a company culture of continuous improvement.

INNOVATE	■ Continue innovation leadership
■ Develop new capabilities and capacity to enable growth
■ Improve durability and reduce weight with material technologies

OPTIMIZE	■ Margin enhancement through integration, alignment and shared services activities
■ Utilize the Wabash Management System and lean manufacturing to drive margin enhancement through continuous focus on efficiency

GROW	■ Expand Final Mile platform
■ Commercialize Molded Structural Composites refrigerated van
■ Increase business development capabilities
We believe that if we are successful in focusing on each of these three pillars, we will be well-positioned to advance our commitment to deliver long-term profitable growth within each of our reportable segments, increase diversification to progress the Company’s goal of becoming a more diversified industrial manufacturer with a higher growth and margin profile, and successfully deliver value to our shareholders. By continuing to be an innovation leader we expect to leverage our existing assets and capabilities into higher margin products and markets by delivering value-added customer solutions. Optimizing our product portfolio, operations and processes to enhance manufacturing efficiency and agility is expected to well-position the Company to drive margin expansion and reinforce our customer relationships. Growing strategically may diversify our revenue stream and allow us to leverage our technology across more markets.
Acquisition Strategy
We believe that our businesses have significant opportunities to grow through disciplined strategic acquisitions. When evaluating acquisition targets, we generally look for opportunities that exhibit the following attributes:

▪	Value-added, engineered products and services manufactured at scale to provide customer-focused solutions;

▪	Leading market position;

▪	Strong management team that is a cultural fit;

▪	Aligned with our core competencies in purchasing, operations, distribution and product development; and

▪	Diversified growth markets, whether end-markets or geographical, and less cyclical industries.

Capital Allocation Strategy
We believe that a balanced and disciplined capital allocation strategy is necessary to support our growth initiatives and create shareholder value. The objectives and goals of the Company’s capital allocation strategy are summarized below:

Maintain Liquidity:	▪ Manage the business for the long-term
▪ Be equipped for changes in market conditions and strategic growth opportunities

Debt Management:	▪ Reduce debt and de-lever the Company

Reinvest for Growth:	▪ Fund capital expenditures that drive growth and margin expansion

Dividends:	▪ Return excess cash to shareholders

Share Repurchases:	▪ Opportunistically repurchase shares
▪ Offset dilution from stock based compensation
Industry and Competition
Trucking in the U.S., according to the American Trucking Association (“ATA”), was estimated to be a $700 billion industry in 2017, representing approximately 79% of the total U.S. transportation industry revenue. Furthermore, ATA estimates that approximately 70% of all freight tonnage in 2017 was carried by trucks. Trailer demand is a direct function of the amount of freight to be transported. To meet this continued high demand for freight, truck carriers will need to replace and expand their fleets, which typically results in increased trailer orders.
Transportation in the U.S., including trucking, is a cyclical industry that has experienced three cycles over the last 20 years. In each of the last three cycles the decline in freight tonnage preceded the general U.S. economic downturn by approximately two and one-half years and the recovery has generally preceded that of the economy as a whole. The trailer industry generally follows the transportation industry, experiencing cycles in the early and late 90’s lasting approximately 58 and 67 months, respectively. Truck freight tonnage, according to ATA statistics, started declining year-over-year in 2006 and remained at depressed levels through 2009. The most recent cycle concluded in 2009, lasting a total of 89 months. After three consecutive years with total trailer demand well below normal replacement demand levels estimated to be approximately 220,000 trailers, the period ending December 31, 2018 demonstrated five consecutive years of healthy demand in which there were total trailer shipments of approximately 269,000, 308,000, 286,000, 288,000, and 323,000 for the years ending 2014, 2015, 2016, 2017 and 2018, respectively. In our view, we expect to see continued strong demand for new trailer equipment as the economic and industry specific indicators we track, including ATA’s truck tonnage index, carrier/fleet profitability, employment growth, housing and auto sectors, as well as the overall gross domestic product, continue to be positive indicators.
Wabash, Great Dane, Utility and Hyundai Translead are generally viewed as the top manufacturers in U.S. trailer shipments by volume. Our share of U.S. total trailer shipments in 2018 was approximately 19%. Trailer manufacturers compete primarily through the quality of their products, customer relationships, innovative technology, and price. We have seen others in the industry also pursue the development and use of composite sidewalls that compete directly with our DuraPlate® products. Our product development is focused on maintaining a leading position with respect to these products and on development of new products and markets, leveraging our proprietary DuraPlate® product, as well as our expertise in the engineering and design of customized products.
The table below sets forth new trailers shipped for Wabash and, as provided by Trailer Body Builders Magazine, the principal producers within North America. The data represents all segments of the industry, except containers and chassis. For the years included below, we have participated primarily in the van, platform, and tank trailer segments.

	2018	2017	2016	2015	2014
Wabash	60,150	54,000	60,000	63,000	56,000
Hyundai Translead	59,000	58,000	49,000	43,000	36,000
Great Dane	49,000	46,000	48,000	52,000	48,000
Utility	49,000	43,000	46,000	49,000	41,000
Stoughton	16,000	15,000	16,000	15,000	13,000
Other principal producers	46,000	32,000	33,000	40,000	37,000
Total Industry	317,000	282,000	283,000	300,000	268,000	(1)

(1)	Data revised by publisher in a subsequent year.

Our Diversified Products segment, in most cases, participates in markets different than our traditional van and platform trailer product offerings. The end markets that our Diversified Products segment serve are broader and more diverse than the trailer industry, including environmental, pharmaceutical, biotech, oil and gas, and specialty vehicle markets. In addition, our diversification efforts pertain to new and emerging markets and many of the products are driven by regulatory requirements or, in most cases, customer-specific needs. However, some of our diversification efforts are considered to be in the early growth stages and future success is largely dependent on continued customer adoption of our product solutions and general expansion of our customer base and distribution channels.
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

▪
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

▪
Technology and Innovation – We continue to be recognized by the trucking industry as a leader in developing technology to provide value-added solutions for our customers that reduce trailer operating costs, improve revenue opportunities, and solve unique transportation problems. Throughout our history, we have been and we expect we will continue to be a leading innovator in the design and production of trailers and related products. Recent new trailer introductions and value-added options include the introduction of the Molded Structural Composite (“MSCt”) Refrigerated Van, the commercial launch of the Cold Chain Series Refrigerated Truck Body with molded structural composite technology, both offering advanced thermal and operational performance; Lean Duplex tank trailer, a stainless steel option that reduces weight while providing enhanced performance characteristics over typical chemical tank trailers; Trustlock Plus®, a proprietary single-lock rear door mechanism; and the DuraPlate® AeroSkirt®, Ventix DRS™, AeroFin XL® and AeroSkirt CX™, durable aerodynamic solutions that provide improved fuel efficiencies when used in specific combinations.

Our DuraPlate® proprietary technology offers what we believe to be a superior trailer, which customers value. A DuraPlate® trailer is a composite plate trailer using material that contains a high-density polyethylene core bonded between high-strength steel skins. We believe that the competitive advantages of our DuraPlate® trailers compared to standard trailers include providing a lower total cost of ownership through the following:

▪	Extended Service Life – operate three to five years longer;

▪	Lower Operating and Maintenance Costs – greater durability and performance;

▪	Less Downtime – higher utilization for fleets;

▪	Extended Warranty – warranty period for DuraPlate® panels is ten years; and

▪	Improved Resale Value – higher trade-in and resale values.
We have been manufacturing DuraPlate® trailers for over 23 years and through December 2018 have sold approximately 750,000 DuraPlate® trailers. We believe that this proven experience, combined with ownership and knowledge of the DuraPlate® panel technology, will help ensure continued industry leadership in the future.
We have also focused on a customer-centered approach in developing product enhancements for other industries we serve. Some of the more recent innovations include: the introduction of a prototype Side Impact Guard (SIG) designed to prevent passenger car under ride in side collisions, introduction of advanced materials to remove significant weight from the standard Dry Van; introduction of RIG-16 offset rear under ride guard, and the introduction of the Truck Body line leveraging our fleet-proven DuraPlate® technology for dry truck bodies as well as the introduction of a revolutionary proprietary composite designed to improve weight and thermal efficiency in refrigerated truck body applications. We also recently introduced DuraPlate® Cell Core, a modified DuraPlate® panel that will reduce the weight of a conventional 53 foot DuraPlate® trailer significantly. This will allow us to continue providing unrivaled value to our customers and differentiate Wabash from our competitors.

▪
Significant Market Share and Brand Recognition – We have been one of the three largest manufacturers of trailers in North America since 1994, with one of the most widely recognized brands in the industry. We are currently one of the largest producers of van trailers in North America and, according to data published by Trailer Body Builders Magazine. We are one of the largest manufacturers of platform trailers in North America through our Transcraft® and Benson® brands. We are one of the largest manufacturer of liquid stainless steel and aluminum tank trailers in North America through our Walker Transport, Brenner® Tank, Bulk International and Beall® brands. In addition, we are the second largest manufacturer of truck bodies in North America through our Supreme, Iner-City®, Spartan, and Kold King® brands. We participate broadly in the transportation industry through all of our business segments.

▪
Committed Focus on Operational Excellence – Safety, quality, on-time delivery, productivity and cost reduction are the core elements of our program of continuous improvement. We currently maintain an ISO 14001 registration of the Environmental Management System at five facilities, which include our Lafayette, Indiana; Cadiz, Kentucky; San José Iturbide, Mexico; Portland, Oregon; and Harrison, Arkansas locations. In addition, we have achieved ISO 9001 registration of the Quality Management Systems at our Lafayette, Indiana and Cadiz, Kentucky facilities.

▪
Corporate Culture – We benefit from an experienced, value-driven management team and dedicated workforce focused on operational excellence. Safety of our associates is our number one value and highest priority.

▪
Extensive Distribution Network – We utilize a network of 30 independent dealers with approximately 80 locations throughout North America to distribute our van trailers, and our Transcraft distribution network consists of 69 independent dealers with approximately 125 locations throughout North America. Our tank trailers are distributed through a network of 52 independent dealers with 53 locations throughout North America. Additionally, our truck body dealer network consists of more than 1,000 commercial dealers. Our dealers primarily serve mid-market and smaller sized carriers and private fleets in the geographic region where the dealer is located and occasionally may sell to large fleets.

Regulation
Truck trailer length, height, width, maximum weight capacity and other specifications are regulated by individual states. The federal government also regulates certain safety and environmental sustainability features incorporated in the design and use of truck and tank trailers, as well as truck bodies. These regulations include: requirements to install Electronic Logging Devices, the use of aerodynamic devices and fuel saving technologies, as well as operator restrictions as to hours of service and minimum driver safety standards (see the section on “Industry Trends” in Item 7 for more details on these regulations). In addition, most tank trailers we manufacture have specific federal regulations and restrictions that dictate tank design, material type and thickness. Manufacturing operations are subject to environmental laws enforced by federal, state and local agencies (see “Environmental Matters”).
Products
Since our inception, we have expanded our product offerings from a single truck trailer dry van product to a broad range of transportation equipment and diversified industrial products. We manage a diverse product portfolio, maintain long-standing customer relationships, and focuses on innovative and breakthrough technologies within three operating segments.
Our current Commercial Trailer Products segment primarily includes the following products:

▪
Dry Van Trailers. The dry van market represents our largest product line and includes trailers sold under DuraPlate®, DuraPlateHD®, and DuraPlate® XD-35® trademarks. Our DuraPlate® trailers utilize a proprietary technology that consists of a composite plate wall for increased durability and greater strength.

▪
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

▪
Refrigerated Trailers. Refrigerated trailers provide thermal efficiency, maximum payload capacity, and superior damage resistance. Our refrigerated trailers are sold under the ArcticLite® trademark and use our proprietary SolarGuard® technology, coupled with our foaming process, which we believe enables customers to achieve lower costs through reduced operating hours of refrigeration equipment and therefore reduced fuel consumption. In 2016, Wabash introduced a proprietary molded structural composite with thermal technology which, based on our testing, provides improved thermal performance for refrigerated trailers by up to 25% and is up to 20% lighter than standard refrigerated trailers while still maintaining strength and durability.

▪
Specialty Trailers. These products include a wide array of specialty equipment and services generally focused on products that require a higher degree of customer specifications and requirements. These specialty products include converter dollies, Big Tire Hauler, Steel Coil Hauler and RoadRailer® trailers.

▪
Aftermarket Parts and Service. Aftermarket component products are manufactured to provide continued support to our customers throughout the life-cycle of the trailer. Aurora Parts & Accessories, LLC is the exclusive supplier of the aftermarket component products for our dry van, refrigerated and platform trailers. Utilizing our on-site service centers, we provide a wide array of quality aftermarket parts and services to our customers. Additionally, rail components are sold to provide continued support of the Road Railer® product line as well as to expand our offerings in the rail markets.

▪
Used Trailers. These products includes the sale of used trailers through our used fleet sales center to facilitate new trailer sales with a focus on selling both large and small fleet trade packages to the wholesale market as well as through our branch network to enable us to re-market and promote new trailer sales.

▪	Wood Products. We manufacture laminated hardwood oak flooring used primarily in our dry van trailer segment at our manufacturing operations located in Harrison, Arkansas.
Our current Diversified Products segment primarily includes the following products:

▪
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

▪	Walker Transport – Founded as the original Walker business in 1943, the Walker Transport brand includes stainless steel tank trailers for the dairy, food and beverage end markets.

▪
Brenner® Tank – Founded in 1900, Brenner® Tank manufactures stainless steel and aluminum tank trailers, dry bulk trailers, and fiberglass reinforced poly tank trailers, as well as vacuum tank trailers for the oil and gas, chemical, energy and environmental services end markets.

▪	Bulk Tank International – Manufactures stainless steel tank trailers for the oil and gas and chemical end markets.

▪	Beall® Trailers – With tank trailer production dating to 1928, the Beall® brand includes aluminum tank trailers and related tank trailer equipment for the dry bulk and petroleum end markets.

▪
Process Systems. Process Systems currently sells products under the Walker Engineered Products and Extract Technology® brands and specializes in the design and production of a broad range of products including: a portfolio of products for storage, mixing and blending, including process vessels, as well as round horizontal and vertical storage silo tanks; containment and isolation systems for the pharmaceutical, chemical, and nuclear industries, including custom designed turnkey systems and spare components for full service and maintenance contracts; containment systems for the pharmaceutical, chemical and biotech markets.

▪
Walker Engineered Products – Since the 1960s, Walker has marketed stainless steel storage tanks and silos, mixers, and processors for the dairy, food and beverage, pharmaceutical, chemical, craft brewing, and biotech end markets under the Walker Engineered Products brand.

▪
Extract Technology® – Since 1981, the Extract Technology® brand has included stainless steel isolators and downflow booths, as well as custom-fabricated equipment, including workstations and drum booths for the pharmaceutical, fine chemical, biotech and nuclear end markets.

▪
Composites. Our Composites business is focused on expanding the use of DuraPlate® composite panels beyond the semi-trailer market. Product offerings include truck bodies, overhead doors, and other industrial applications. We continue to develop new products and actively explore markets that can benefit from the proven performance of our proprietary technology. We offer three solutions designed to significantly improve trailer aerodynamics and fuel economy featuring a trailer drag reduction system to manage airflow across the entire length of trailer, or Ventix DRS™, an aerodynamic tail devised to direct airflow across the rear of the trailer, or AeroFin XL®, and a new lighter version of our AeroSkirt design called AeroSkirt CX™. We also offer our EPA Smartway® approved DuraPlate® AeroSkirt®.

The Final Mile Products segment, established after the acquisition of Supreme, sells the following products:

▪
Signature Van Bodies. Signature van bodies range from 8 to 28 feet in length with exterior walls assembled from one of several material options including pre-painted aluminum, FiberPanel PW, FiberPanel HC, or DuraPlate®. Additional features include molded composite front and side corners, LED marker lights, sealed wiring harnesses, hardwood or pine flooring, and various door configurations to accommodate end-user loading and unloading requirements. This product is adaptable for a diverse range of uses in dry-freight transportation.

▪
Iner-City® Cutaway Van Bodies. An ideal route truck for a variety of commercial applications, the Iner-City bodies are manufactured on cutaway chassis which allow access from the cab to the cargo area. Borrowing many design elements from Supreme’s larger van body, the Iner-City is shorter in length (8 to 18 feet) than a typical van body.

▪
Spartan Service Bodies. Built on a cutaway chassis and constructed of FiberPanel PW, the Spartan cargo van provides the smooth maneuverability of a commercial van with the full-height and spacious cargo area of a truck body. In lengths of 8 to 14 feet and available with a variety of pre-designed options, the Spartan cargo van is a bridge product for those moving up from a traditional cargo van into the truck body category.

▪
Kold King® Insulated Van Bodies. Kold King® insulated bodies, in lengths up to 28 feet, provide versatility and dependability for temperature controlled applications. Flexible for either hand-load or pallet-load requirements, they are ideal for multi-stop distribution of both fresh and frozen products.

▪	Stake Bodies. Stake bodies are flatbeds with various configurations of removable sides. The stake body is utilized for a broad range of agricultural and construction industries’ transportation needs.

▪
Final Mile Series and Cold Chain Series. Introduced in 2015, we have combined fleet-proven equipment designs and advanced materials to create a line of high performance refrigerated and dry freight truck bodies for Class 6, 7, and 8 chassis. The truck body product leverages our DuraPlate® technology utilized in dry van trailers and also introduces a revolutionary proprietary molded structural composite designed to improve weight and thermal efficiency in refrigerated truck body applications.

Customers
Our customer base has historically included many of the nation’s largest truckload common carriers, leasing companies, private fleet carriers, less-than-truckload common carriers and package carriers. We continue to expand our customer base and diversify into the broader trailer market through our independent dealer networks, as well as through strategic acquisitions. Furthermore, we continue to diversify our products organically by expanding the use of DuraPlate® composite panel technology through products such as DuraPlate® AeroSkirts®, truck bodies, overhead doors and portable storage containers as well as strategically through our acquisitions. All of these efforts have been accomplished while maintaining our relationships with our core customers. Our five largest customers together accounted for approximately 25%, 24% and 24% of our aggregate net sales in 2018, 2017 and 2016, respectively. No individual customer accounted for more than 10% or more of our aggregate net sales during the past three years. International sales accounted for less than 10% of net sales for each of the last three years.
Our Commercial Trailer Products segment has established relationships as a supplier to many large customers in the transportation industry, including the following:

▪
Truckload Carriers: Averitt Express, Inc.; Celadon Group, Inc.; Covenant Transportation Group, Inc.; Cowan Systems, LLC; Crete Carrier Corporation; Heartland Express, Inc.; J.B Hunt Transport, Inc.; Knight Transportation, Inc.; Schneider National, Inc.; Swift Transportation Corporation; U.S. Xpress Enterprises, Inc.; and Werner Enterprises, Inc.

▪	Less-Than-Truckload Carriers: FedEx Corporation; Old Dominion Freight Lines, Inc.; R&L Carriers Inc.; Saia, Inc.: and YRC Worldwide, Inc.

▪	Refrigerated Carriers: CR England, Inc.; K&B Transportation, Inc.; Prime, Inc.; and Southern Refrigerated Transport, Inc.

▪	Leasing Companies: Matlack Leasing; Penske Truck Leasing Company; Wells Fargo Equipment Finance, Inc.; and Xtra Lease, Inc.

▪	Private Fleets: C&S Wholesale Grocers, Inc.; Dollar General Corporation; and Safeway, Inc.

▪
Liquid Carriers: Dana Liquid Transport Corporation; Evergreen Tank Solutions LLC; Kenan Advantage Group, Inc.; Oakley Transport, Inc.; Quality Carriers, Inc.; Superior Tank, Inc.; and Trimac Transportation.

Through our Diversified Products segment we also sell our products to several other customers including, but not limited to: GlaxoSmithKline Services Unlimited; W.M. Sprinkman; Dairy Farmers of America; Nestlé; Matlack Leasing LLC; and Wabash Manufacturing, Inc. (an unaffiliated company).
Through our Final Mile Products segment we sell to fleet leasing customers and direct customers including, but not limited to: Budget Truck Rental, LLC; Enterprise Holdings, Inc.; Flowers Foods, Inc.; Penske Truck Leasing Company; Rent-A-Center; Ryder System, Inc.; and Southern Glazer’s Leasing, LLC.
Marketing and Distribution
We market and distribute our products through the following channels:

▪	Factory direct accounts; and

▪	Independent dealerships.

Factory direct accounts are generally large fleets that are high volume purchasers. Historically, we have focused on the factory direct market in which customers are highly knowledgeable of the life-cycle costs of equipment and, therefore, are best equipped to appreciate the innovative design and value-added features of our products, as well as the value proposition for lower total cost of ownership over the life-cycle of our products.
We also sell our van, platform, and tank trailers through a network of independent dealers. Additionally, our truck body products are sold through commercial dealers. Our dealers primarily serve mid-market and smaller sized carriers and private fleets in the geographic region where the dealer is located and occasionally may sell to large fleets. The dealers may also perform service and warranty work for our customers.
Raw Materials
We utilize a variety of raw materials and components including specialty steel coil, stainless steel, plastic, aluminum, lumber, tires, landing gear, axles and suspensions, which we purchase from a limited number of suppliers. Raw material costs, as a percentage of net sales, throughout 2018 were higher compared to prior years. Significant price fluctuations or shortages in raw materials or finished components have had, and could have further, adverse effects on our results of operations. In 2019 and for the foreseeable future, we expect that the raw materials used in the greatest quantity will be steel, aluminum, plastic and wood. We will endeavor to pass along raw material and component cost increases. Price increases used to offset inflation or disruption of supply in core materials have generally been successful, although sometimes are delayed. Increases in prices for these purposes represent a risk in execution. In an effort to minimize the effect of price fluctuations, we only hedge certain commodities that have the potential to significantly impact our results of operations.
Backlog
Orders that have been confirmed by customers in writing, have defined delivery timeframes and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms or cancellation. Our backlog of orders at December 31, 2018 and 2017 was approximately $1,788 million and $1,213 million, respectively. We expect to complete the majority of our backlog orders as of December 31, 2018 within the next 12 months.
Patents and Intellectual Property
We hold or have applied for 144 patents in the U.S. on various components and techniques utilized in our manufacture of transportation equipment and engineered products. In addition, we hold or have applied for 201 patents in foreign countries.
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
Our intellectual property portfolio further includes a number of patent applications related to the manufacture of truck bodies and trailers using our high-performance MSC Technology™ polymer composite component parts. These patent applications cover the polymer composite component structure and method of manufacturing the same. We believe the intellectual property related to this emerging use of polymer composite technology in our industry, including proprietary knowledge of the processes involved in manufacturing these components and the resulting products, will offer us a significant market advantage to continue to create proprietary products exploiting this technology. These patent applications will not begin to expire until 2036. Additionally, our intellectual property portfolio includes patents and patent applications related to the rear impact guard (“RIG”) and to a side impact guard (“SIG”) of a trailer. The RIG patents and patent applications include new RIG designs which surpass the current and proposed federal regulatory RIG standards for the U.S. and Canada while the SIG patent applications include new and innovative designs for effectively protecting against side underride.

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
We also hold or have applied for 49 trademarks in the U.S. as well as 60 trademarks in foreign countries. These trademarks include the Wabash®, Wabash National®, Transcraft®, Benson®, Extract Technology®, Beall®, Brenner®, and Supreme® brand names as well as trademarks associated with our proprietary products such as DuraPlate®, RoadRailer®, Transcraft Eagle®, Arctic Lite®, Kold King®, and Iner-City®. Additionally, we utilize several tradenames that are each well-recognized in their industries, including Walker Transport, Walker Stainless Equipment, Walker Engineered Products and Bulk Tank International. Our trademarks associated with additional proprietary products include MSC Technology™, MaxClearance® Overhead Door System, Trust Lock Plus® EZ-7®, DuraPlate Aeroskirt®, Aeroskirt CX®, DuraPlate XD-35®, DuraPlate HD®, SolarGuard®, VentixDRS®, AeroFin XL® and EZ-Adjust®. We believe these trademarks are important for the identification of our products and the associated customer goodwill; however, our business is not materially dependent on such trademarks.
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
Employees
As of December 31, 2018 and 2017, we had approximately 7,100 and 6,500 full-time employees, respectively. Throughout 2018, essentially all of our active employees were non-union. Our temporary employees represented approximately 11% of our overall production workforce as of December 31, 2018 as compared to approximately 10% at the end of the prior year period. We place a strong emphasis on maintaining good employee relations and development through competitive compensation and related benefits, a safe work environment and promoting educational programs and quality improvement teams.
Website Access to Company Reports
We use our Investor Relations website, ir.wabashnational.com, as a channel for routine distribution of important information, including news releases, presentations and financial information. We post filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities Exchange Commission (“SEC”), including our annual, quarterly, and current reports on Forms 10-K, 10-Q and 8-K, our proxy statements and any amendments to those reports or statements. All such postings and filings are available on our Investor Relations website free of charge. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.

Executive Officers of Wabash National Corporation
The following are the executive officers of the Company:

Name	Age	Position
Brent L. Yeagy	48	President and Chief Executive Officer, Director
M. Kristin Glazner	41	Senior Vice President and Chief Human Resources Officer
Melanie D. Margolin	47	Senior Vice President and General Counsel and Corporate Secretary
Kevin J. Page	57	Senior Vice President and Group President, Diversified Products
Michael N. Pettit	44	Senior Vice President and Group President, Final Mile Products
Dustin T. Smith	41	Senior Vice President and Group President, Commercial Trailer Products
Jeffery L. Taylor	53	Senior Vice President and Chief Financial Officer
Brent L. Yeagy.  Mr. Yeagy was appointed to President and Chief Executive Officer effective June 2, 2018.  Mr. Yeagy had been President and Chief Operating Officer, and a Director of the Company since October 2016.  Previously, he served as Senior Vice President - Group President of Commercial Trailer Products Group from June 2013 to October 2016 and Vice President and General Manager for the Commercial Trailer Products Group from 2010 to 2013.  Mr. Yeagy has held numerous operations related roles since joining Wabash National in February 2003.  Prior to joining the Company, Mr. Yeagy held various roles within Human Resources, Environmental Engineering and Safety Management for Delco Remy International from July 1999 through February 2003.  Mr. Yeagy served in various Plant Engineering roles at Rexnord Corporation from December 1995 through June 1999.  Mr. Yeagy is a veteran of the United States Navy, serving from 1991 to 1994.  He received his Masters of Business Administration from Anderson University and his Master and Bachelor degrees in Science from Purdue University.  He is also a graduate of the University of Michigan, Ross School of Business Program in Executive Management and the Stanford Executive Program.
M. Kristin Glazner.  Ms. Glazner was appointed to Senior Vice President and Chief Human Resources Officer of the Company on November 14, 2018.  Prior to this appointment, Ms. Glazner served as Vice President - Corporate Human Resources of the Company. She first joined the Company in February 2010 as Corporate Counsel and served in that role until October 2017, when she was appointed to the position of Vice President - Human Resources and Legal Administration.  Before joining the Company, Ms. Glazner was an attorney with the law firm Baker & Daniels LLP (now known as Faegre Baker Daniels LLP) from 2002 to 2010. She holds a Juris Doctor degree from Indiana University Maurer School of Law and a Bachelor of Arts degree from Butler University.
Melanie D. Margolin.  Ms. Margolin was appointed Senior Vice President and General Counsel and Corporate Secretary in May 2018. Prior to Wabash National, Ms. Margolin was Deputy General Counsel at Cummins Inc., leading the Global Litigation function and serving as lead lawyer for the Engine/Power Systems Business Units and Latin America legal operations. She joined Cummins, a $20 billion (2017) global company that designs, manufactures, and distributes power solutions, in 2013. Prior to Cummins, Ms. Margolin was an equity partner with Frost Brown Todd in Indianapolis, Indiana. Past experience also includes practicing law at Alholm, Monahan in Chicago, Illinois, and at the Chicago Housing Authority.
Kevin J. Page.  Mr. Page has served as Senior Vice President and Group President, Diversified Products since October 1, 2017. Mr. Page joined the Company in February 2017 as Vice President and General Manager, Final Mile and Distributed Services. Prior to joining the Company, Mr. Page was Interim President of Truck Accessories Group, LLC from June 2015 to September 2016, and Vice President of Sales, Marketing and Business Development from April 2012 to June 2015. Additionally, he served as President of Universal Trailer Cargo Group from June 2008 to December 2011. Mr. Page also had a 23-year tenure at Utilimaster Corporation serving in various sales roles, including Vice President of Sales and Marketing. Mr. Page has a Bachelor of Arts in Economics from Wabash College and an MBA (Executive) from Notre Dame. Throughout his career he has also completed executive programs at the University of Chicago, Harvard Business School, University of Michigan and American Management Association.
Michael N. Pettit.  Mr. Pettit was appointed Senior Vice President and Group President, Final Mile Products effective January 1, 2018.  Mr. Pettit previously served as Vice President of Finance and Investor Relations since 2014, and has recently served as the Company’s Final Mile Products segment integration leader, following the Company’s acquisition of Supreme Industries, Inc. in September 2017. He joined Wabash National in 2012 and has held a number of positions with increasing responsibility, including Director of Finance for Commercial Trailer Products. Prior to Wabash National, from 1998 to 2012, Mr. Pettit held various finance positions with increasing responsibility at Ford Motor Company. Mr. Pettit earned his Masters of Business Administration from Indiana University and his Bachelor of Science in Industrial Management from Purdue University.
Dustin T. Smith.  Mr. Smith has served as Senior Vice President and Group President, Commercial Trailer Products since October 1, 2017. Most recently he served as Senior Vice President and General Manager, Commercial Trailer Products. Mr. Smith joined Wabash National in 2007 and has held a number of positions with increasing responsibility, including Director of Finance, Director of Manufacturing, and Vice President of Manufacturing for Wabash National. Prior to Wabash National, from 2000 to 2007, Mr.

Smith held various positions at Ford Motor Company in Dearborn Michigan, across both product development and manufacturing divisions, including Plant Controller. His 18+ years of experience in finance and operations gives Mr. Smith a unique understanding of how manufacturing systems directly affect financial results. Mr. Smith holds a Bachelor of Science in Accounting and an MBA in Corporate Finance from Purdue University. He has also attended several executive programs at the Booth School of Management from University of Chicago, as well as Northwestern’s Kellogg School of Management.
Jeffery L. Taylor.  Mr. Taylor has served as Senior Vice President and Chief Financial Officer since January 2014.  Mr. Taylor joined the company in July 2012 as Vice President of Finance and Investor Relations and was promoted to Vice President - Acting Chief Financial Officer and Treasurer in June 2013.  Prior to joining the Company, Mr. Taylor was with King Pharmaceuticals, Inc. from May 2006 to July 2011 as Vice President, Finance - Technical Operations, and with Eastman Chemical Company from June 1997 to May 2006 where he served in various positions of increasing responsibility within finance, accounting, investor relations and business management, including its Global Business Controller - Coatings, Adhesives, Specialty Polymers & Inks.  Mr. Taylor earned his Masters of Business Administration from the University of Texas at Austin and his Bachelor of Science in Chemical Engineering from Arizona State University.
ITEM 1A—RISK FACTORS
You should carefully consider the risks described below in addition to other information contained or incorporated by reference in this Annual Report before investing in our securities. Realization of any of the following risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Risks Related to Our Business, Strategy and Operations
Our business is highly cyclical and a downturn could have a material adverse effect on our business, financial condition and results of operations.
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
The steps we have taken to diversify our product offerings through the implementation of our strategic plan do not insulate us from this cyclicality. During downturns, we operate with a lower level of backlog and have had to temporarily slow down or halt production at some or all of our facilities, including extending normal shut down periods and reducing salaried headcount levels. An economic downturn may reduce, and in the past has reduced, demand for trailers and our other products, resulting in lower sales volumes and lower prices and could have a material adverse effect on our business, financial condition and results of operations.
Demand for our products is sensitive to economic conditions over which we have no control and that may have a material adverse effect on our business, financial condition and results of operations.
Demand for our products is sensitive to changes in economic conditions, including changes related to unemployment, consumer confidence, consumer income, new housing starts, industrial production, government regulations, and the availability of financing and interest rates. The status of these economic conditions periodically have an adverse effect on truck freight and the demand for and the pricing of our products, and have also resulted in, and could in the future result in, the inability of customers to meet their contractual terms or payment obligations, which could have a material adverse effect on our business, financial condition and results of operations.
Global economic weakness could have a material adverse effect on our business, financial condition and results of operations.
While the trailer industry has recently experienced a period of strong demand levels, we cannot provide any assurances that we will be profitable in future periods or that we will be able to sustain or increase profitability in the future. Increasing our profitability will depend on several factors including our ability to increase our overall trailer volumes, improve our gross margins, gain continued momentum on our product diversification efforts and manage our expenses. If we are unable to sustain profitability in the future, we may not be able to meet our payment and other obligations under our outstanding debt agreements.
We continue to be reliant on the credit, housing and construction-related markets in the U.S. The same general economic concerns faced by us are also faced by our customers. We believe that some of our customers are highly leveraged and have limited access to capital, and their continued existence may be reliant on liquidity from global credit markets and other sources of external financing. Lack of liquidity by our customers could impact our ability to collect amounts owed to us and our failure to collect these amounts could have a material adverse effect on our business, financial condition and results of operations.

Changes in US trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse effect on our business, financial condition and results of operations.
The U.S. government has announced, and in some cases implemented, a new approach to trade policy, including renegotiating or potentially terminating certain trade agreements, as well as implementing or increasing tariffs on foreign goods and raw materials such as steel and aluminum. These tariffs and potential tariffs have resulted, or may result, in increased prices for certain imported goods and raw materials. While we source the majority of our materials and components domestically, tariffs and potential tariffs have caused, and may continue to cause, increases and volatility in prices for domestically sourced goods and materials that we require for our products, particularly aluminum and steel. When the costs of our components and raw materials increase, we may not be able to hedge or pass on these costs to our customers, which could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to execute on our long-term strategic plan and growth initiatives, or meet our long-term financial goals, and this may have a material adverse effect on our business, financial condition and results of operations.
Our long-term strategic plan is intended to generate long-term value for our shareholders while delivering profitable growth through all our business segments.  The long-term financial goals that we expect to achieve as a result of our long-term strategic plan and organic growth initiatives are based on certain assumptions, which may prove to be incorrect. We cannot provide any assurance that we will be able to fully execute on our strategic plan or growth initiatives, which are subject to a variety of risks including our ability to: diversify the product offerings of our non-trailer businesses; leverage acquired businesses and assets to grow sales with our existing products; design and develop new products to meet the needs of our customers; increase the pricing of our products and services to offset cost increases and expand gross margins; and execute potential future acquisitions, mergers, and other business development opportunities. If we are unable to successfully execute on our strategic plan, we may experience increased competition, material adverse financial consequences and a decrease in the value of our stock. Additionally, our management’s attention to the implementation of the strategic plan, which includes our efforts at diversification, may distract them from implementing our core business which may also have material adverse financial consequences.
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
We have a limited number of suppliers of raw materials and components; increases in the price of raw materials or the inability to obtain raw materials could have a material adverse effect on our business, financial condition and results of operations.
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

Volatility in the supply of vehicle chassis and other vehicle components could have a material adverse effect on our Final Mile Products business.
With the exception of some specialty vehicle products, we generally do not purchase vehicle chassis for our inventory and accept shipments of vehicle chassis owned by dealers or end-users for the purpose of installing and/or manufacturing our specialized truck bodies on such chassis. Historically, General Motors Company (“GM”) and Ford Motor Company (“Ford”) have been the primary suppliers of chassis. In the event of a disruption in supply from one major supplier, we would attempt to use another major supplier, but there can be no assurance that this attempt would be successful. Nevertheless, in the event of chassis supply disruptions, there could be unforeseen consequences that may have a material adverse effect on our truck body operations.
We also face risks relative to finance and storage charges for maintaining an excess supply of chassis from GM and Ford. Under the converter chassis pool agreements, if a chassis is not delivered to a customer within a specified time frame, we are required to pay finance or storage charges on such chassis.
A change in our customer relationships or in the financial condition of our customers could have a material adverse effect on our business, financial condition and results of operations.
We have longstanding relationships with a number of large customers to whom we supply our products. We do not have long-term agreements with these customers. Our success is dependent, to a significant extent, upon the continued strength of these relationships and the growth of our core customers. We often are unable to predict the level of demand for our products from these customers, or the timing of their orders. In addition, the same economic conditions that adversely affect us also often adversely affect our customers. Furthermore, we are subject to a concentration of risk as the five largest customers together accounted for approximately 25% of our aggregate net sales in 2018. Over the previous three years, no customer has individually accounted for greater than 10% of our annual aggregate net sales, we historically have had individual customers who have accounted for greater than 10% of our annual aggregate net sales. The loss of a significant customer or unexpected delays in product purchases could have a material adverse effect on our business, financial condition and results of operations.
Significant competition in the industries in which we operate may result in our competitors offering new or better products and services or lower prices, which could have a material adverse effect on our business, financial condition and results of operations.
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
If we are unable to successfully compete with other manufacturers, we could lose customers and our revenues may decline. In addition, competitive pressures in the industry may affect the market prices of our new and used equipment, which, in turn, may have a material adverse effect on our business, financial condition and results of operations.
Our Final Mile Products segment competes in the highly competitive specialized vehicle industry which may impact its financial results.
The competitive nature of the specialized vehicle industry creates a number of challenges for our Final Mile Products segment. Important factors include product pricing, quality of product, lead times, geographic proximity to customers, and the ability to manufacture a product customized to customer specifications. Specialized vehicles are produced by a number of smaller, regional companies which create product pricing pressures that could have a material adverse effect on our business, financial condition and results of operations.
Our technology and products may not achieve market acceptance or competing products could gain market share, which could have a material adverse effect on our business, financial condition and results of operations.
We continue to optimize and expand our product offerings to meet our customer needs through our established brands, such as DuraPlate®, DuraPlateHD®, DuraPlate® XD-35®, DuraPlate AeroSkirt®, ArcticLite®, Transcraft®, Benson®, Walker Transport, Brenner® Tank, Bulk Tank International, and Extract Technology®, Supreme, Iner-City®, Spartan, and Kold King®. While we target product development to meet customer needs, there is no assurance that our product development efforts will be embraced and that we will meet our strategic goals, including sales projections. Companies in the truck transportation industry, a very fluid industry in which our customers primarily operate, make frequent changes to maximize their operations and profits.
We have seen a number of our competitors follow our leadership in the development and use of composite sidewalls that bring them into direct competition with our DuraPlate® products. Our product development is focused on maintaining our leadership for these products but competitive pressures may erode our market share or margins. We hold patents on various components and techniques utilized in our manufacturing of transportation equipment and engineered products with expiration dates ranging from

2019 to 2037. We continue to take steps to protect our proprietary rights in our products and the processes used to produce them. However, the steps we have taken may not be sufficient or may not be enforced by a court of law. If we are unable to protect our intellectual properties, other parties may attempt to copy or otherwise obtain or use our products or technology. If competitors are able to use our technology, our ability to effectively compete could be harmed and this could have a material adverse effect on our business, financial condition and results of operations. In addition, litigation related to intellectual property could result in substantial costs and efforts which may not result in a successful outcome.
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
International operations are subject to increased risks, which could have a material adverse effect on our business, financial condition and results of operations.
Our ability to manage our business and conduct operations internationally requires considerable management attention and resources and is subject to a number of risks, including the following:

▪	challenges caused by distance, language and cultural differences and by doing business with foreign agencies and governments;

▪	longer payment cycles in some countries;

▪	uncertainty regarding liability for services and content;

▪	credit risk and higher levels of payment fraud;

▪	currency exchange rate fluctuations and our ability to manage these fluctuations;

▪	foreign exchange controls that might prevent us from repatriating cash earned outside the U.S.;

▪	import and export requirements that may prevent us from shipping products or providing services to a particular market and may increase our operating costs;

▪	potentially adverse tax consequences;

▪	higher costs associated with doing business internationally;

▪	different expectations regarding working hours, work culture and work-related benefits; and

▪	different employee/employer relationships and the existence of workers’ councils and labor unions.
Compliance with complex foreign and U.S. laws and regulations that apply to international operations may increase our cost of doing business and could expose us or our employees to fines, penalties and other liabilities. These numerous and sometimes conflicting laws and regulations include import and export requirements, content requirements, trade restrictions, tax laws, environmental laws and regulations, sanctions, internal and disclosure control rules, data privacy requirements, labor relations laws, and U.S. laws such as the Foreign Corrupt Practices Act and substantially equivalent local laws prohibiting corrupt payments to governmental officials and/or other foreign persons. Although we have policies and procedures designed to cause compliance with these laws and regulations, there can be no assurance that our officers, employees, contractors or agents will not violate our policies. Any violation of the laws and regulations that apply to our operations and properties could result in, among other consequences, fines, environmental and other liabilities, criminal sanctions against us, our officers or our employees, and prohibitions on our ability to offer our products and services to one or more countries and could also materially damage our reputation, our brand, our efforts to diversify our business, our ability to attract and retain employees, our business and could have a material adverse effect on our business, financial condition and results of operations.
Disruption of our manufacturing operations could have an adverse effect on our business, financial condition and results of operations.
We manufacture our van trailer products at two facilities in Lafayette, Indiana, a flatbed trailer facility in Cadiz, Kentucky, a hardwood floor facility in Harrison, Arkansas, six liquid-transportation systems facilities in New Lisbon, Wisconsin; Fond du Lac, Wisconsin; Portland, Oregon; and Queretaro, Mexico, three engineered products facilities in New Lisbon, Wisconsin; Elroy, Wisconsin; Huddersfield, United Kingdom, seven truck body facilities in Goshen, Indiana; Ligonier, Indiana; Cleburne, Texas; Griffin, Georgia; Jonestown, Pennsylvania; Moreno Valley, California; and Lafayette, Indiana, and produce composite products at facilities in Lafayette, Indiana and Frankfort, Indiana. An unexpected disruption in our production at any of these facilities for any length of time could have material adverse effect on our business, financial condition and results of operations.

The inability to attract and retain key personnel could have a material adverse effect on our business, financial condition and results of operations.
Our ability to operate our business and implement our strategies depends, in part, on the efforts of our executive officers and other key associates. Our future success depends, in large part, on our ability to attract and retain qualified personnel, including manufacturing personnel, sales professionals and engineers. The unexpected loss of services of any of our key personnel or the failure to attract or retain other qualified personnel could have a material adverse effect on our business, financial condition and results of operations.
We rely significantly on information technology to support our operations and if we are unable to protect against service interruptions or security breaches, it could have a material adverse effect on our business, financial condition and results of operations.
We depend on a number of information technologies to integrate departments and functions, to enhance the ability to service customers, to improve our control environment and to manage our cost reduction initiatives. We have put in place a number of systems, processes, and practices designed to protect against the failure of our systems, as well as the misappropriation, exposure or corruption of the information stored thereon. Unintentional service disruptions or intentional actions such as intellectual property theft, cyber-attacks, unauthorized access or malicious software, may lead to such misappropriation, exposure or corruption if our protective measures prove to be inadequate. Any issues involving these critical business applications and infrastructure may adversely impact our ability to manage operations and the customers we serve. We could also encounter violations of applicable law or reputational damage from the disclosure of confidential business, customer, or employee information or the failure to protect the privacy rights of our employees in their personal identifying information. In addition, the disclosure of non-public information could lead to the loss of our intellectual property and diminished competitive advantages. Should any of the foregoing events occur, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future, any of which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to extensive governmental laws and regulations, and our costs related to compliance with, or our failure to comply with, existing or future laws and regulations could have a material adverse effect on our business, financial condition and results of operations.
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
If we are found to be in violation of applicable laws or regulations in the future, it could have a material adverse effect on our business, financial condition and results of operations. Our costs of complying with these or any other current or future regulations may be material. In addition, if we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions.
Product liability and other legal claims could have a material adverse effect on our business, financial condition and results of operations.
As a manufacturer of products widely used in commerce, we are subject to product liability claims and litigation, as well as warranty claims. From time to time claims may involve material amounts and novel legal theories, and any insurance we carry may not provide adequate coverage to insulate us from material liabilities for these claims.
In addition to product liability claims, we are subject to legal proceedings and claims that arise in the ordinary course of business, such as workers’ compensation claims, OSHA investigations, employment disputes and customer and supplier disputes arising out of the conduct of our business. Litigation may result in substantial costs and may divert management’s attention and resources from the operation of our business, which could have a material adverse effect on our business, financial condition and results of operations.

An impairment in the carrying value of goodwill and other long-lived intangible assets could negatively affect our operating results.
We have a substantial amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions. At December 31, 2018, approximately 62% of these long-lived intangible assets were concentrated in our Final Mile Products segment, 37% were concentrated in our Diversified Products segment, and 1% was concentrated in our Commercial Trailer Products segment. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other long-lived intangible assets represents the fair value of trademarks and trade names, customer relationships and technology as of the acquisition date, net of accumulated amortization. Under generally accepted accounting principles, goodwill is required to be reviewed for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment, and other long-lived intangible assets require review for impairment only when indicators exist. If any business conditions or other factors cause profitability or cash flows to significantly decline, we may be required to record a non-cash impairment charge, which could adversely affect our operating results. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a decline in economic conditions or a slow, weak economic recovery, sustained declines in the price of our common stock, adverse changes in the regulatory environment, adverse changes in the market share of our products, adverse changes in interest rates, or other factors leading to reductions in the long-term sales or profitability that we expect.
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
In December 2016, our Board of Directors approved the reinstatement of a dividend program under which we will pay regular quarterly cash dividends to holders of our common stock. Prior to 2017, no dividends had been paid since the third quarter of 2008. Our ability to pay dividends, and our Board of Directors’ determination to maintain our current dividend policy, will depend on numerous factors, including:

▪	the state of our business, competition, and changes in our industry;

▪	changes in the factors, assumptions, and other considerations made by our Board of Directors in reviewing and revising our dividend policy;

▪	our future results of operations, financial condition, liquidity needs, and capital resources; and

▪	our various expected cash needs, including cash interest and principal payments on our indebtedness, capital expenditures, the purchase price of acquisitions, and taxes.
Each of the factors listed above could negatively affect our ability to pay dividends in accordance with our dividend policy or at all. In addition, the Board may elect to suspend or alter the current dividend policy at any time.
Changes to U.S. or foreign tax laws could affect our effective tax rate and our future profitability.
Changes in tax legislation could significantly impact our overall profitability, the provisions for income taxes, the amount of taxes payable and our deferred tax asset and liability balances. On December 22, 2017, the Tax Cuts & Jobs Act (“the Act”) was signed into law. The Act contained numerous new and changed provisions related to the US federal taxation of domestic and foreign corporate operations. Most of these provisions went into effect starting January 1, 2018 for calendar year corporate taxpayers and companies were required to record the income tax accounting effects within the financial statements in the period of enactment. We have completed our accounting for the tax effects of enactment of the Act and we will continue to monitor further regulatory guidance issued by the Department of Treasury and Internal Revenue Service with regard to new provisions under the Act.
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations thereunder.
As of December 31, 2018, we had approximately $511.8 million of total indebtedness, and approximately $166.8 million of additional borrowings were available and undrawn under the Revolving Credit Agreement (as defined below). We also have other contractual obligations and currently pay a regular quarterly dividend of approximately $0.08 per share, or approximately $4.5 million in the aggregate per quarter.

Our debt level could have significant consequences on future operations and financial position. For example, it could:

▪	negatively affect our ability to pay principal and interest on our debt;

▪	increase our vulnerability to general adverse economic and industry conditions;

▪
limit our ability to fund future capital expenditures and working capital, to engage in future acquisitions or development activities, or to otherwise realize the value of our assets and opportunities fully because of the need to dedicate a substantial portion of our cash flow from operations to payments of interest and principal or to comply with any restrictive terms of our debt;

▪	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

▪	impair our ability to obtain additional financing or to refinance our indebtedness in the future;

▪	place us at a competitive disadvantage compared to our competitors that may have proportionately less debt; and

▪	impact our ability to continue to fund a regular quarterly dividend.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, and other cash requirements, we could face substantial liquidity problems and could be forced to reduce or delay capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The indenture governing the Senior Notes, the Revolving Credit Agreement, and Term Loan Credit Agreement (each, as defined below) restrict (a) our ability to dispose of assets and use the proceeds from any such dispositions and (b) the Company’s and our subsidiaries’ ability to raise debt or certain equity capital to be used to repay the our indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our indebtedness.
If we cannot make scheduled payments on our debt, it will be in default and, as a result, holders of Senior Notes could declare all outstanding principal and interest to be due and payable, the lenders under the Revolving Credit Agreement and Term Loan Credit Agreement could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing such borrowings and we could be forced into bankruptcy or liquidation.
Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.
We and our subsidiaries have incurred substantial indebtedness in connection with the Supreme acquisition and may be able to incur substantial additional indebtedness in the future. Although the indenture governing the Senior Notes, the Revolving Credit Agreement, and Term Loan Credit Agreement contain, restrictions on the incurrence of additional indebtedness, these restrictions are and will be subject to a number of qualifications and exceptions and the additional indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
Provisions of the Senior Notes could discourage a potential future acquisition of us by a third party.
Certain provisions of the Senior Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the Senior Notes will have the right, at their option, to require us to repurchase all of their Senior Notes, as applicable, or any portion of the principal amount of such Senior Notes, as applicable. In addition, the indentures governing the Senior Notes prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Senior Notes. These and other provisions of the Senior Notes could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our stockholders.

Our Term Loan Credit Agreement, Senior Notes indenture, and Revolving Credit Agreement contain restrictive covenants that, if breached, could limit our financial and operating flexibility and subject us to other risks.
Our Term Loan Credit Agreement, Senior Notes indenture, and revolving credit facility include customary covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. As required under our Revolving Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the facility is less than 10% of the total revolving commitment.
If availability under the Revolving Credit Agreement is less than 15.0% of the total revolving commitment or if there exists an event of default, amounts in any of the Borrowers’ and the Revolver Guarantors’ deposit accounts (other than certain excluded accounts) will be transferred daily into a blocked account held by the Revolver Agent and applied to reduce the outstanding amounts under the facility.
As of December 31, 2018, we believe we are in compliance with the provisions of our Term Loan Credit Agreement, Senior Notes indenture, and our revolving credit facility. Our ability to comply with the various terms and conditions in the future may be affected by events beyond our control, including prevailing economic, financial and industry conditions.
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
The trading price and volume of our common stock has been and may continue to be subject to large fluctuations. The market price and volume of our common stock may increase or decrease in response to a number of events and factors, including:

▪	trends in our industry and the markets in which we operate;

▪	changes in the market price of the products we sell;

▪	the introduction of new technologies or products by us or by our competitors;

▪	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

▪	operating results that vary from the expectations of securities analysts and investors;

▪	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, financings or capital commitments;

▪	changes in laws and regulations;

▪	general economic and competitive conditions; and

▪	changes in key management personnel.
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
We have made certain assumptions relating to the Supreme acquisition which may prove to be inaccurate, including as a result of the failure to realize the expected benefits of the acquisition, higher than expected transaction and integration costs and unknown liabilities, as well as general economic and business conditions that adversely affect the combined company following the acquisition. These assumptions relate to numerous matters, including:

▪	our assessments of the asset quality and value of Supreme and its assets;

▪	our projections of Supreme’s business and its future financial performance;

▪
our ability to realize synergies related to supply chain optimization, commercialization and distribution of new and existing products, back office and administrative consolidation, and further implementation of manufacturing best practices;

▪	costs to comply with, and liabilities related to, laws and regulations applicable to Supreme, including environmental laws and regulations;

▪	our ability to maintain, develop and deepen relationships with Supreme’s customers;

▪
our belief that the Final Mile Products segment served by Supreme will grow substantially in the future and tends to be less cyclical than the van and platform trailer markets historically served by Wabash; and

▪	other financial and strategic risks of operating the acquired business.
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

Location	Owned or Leased	Description of Activities at Location	Segment
Ashland, Kentucky	Leased	Parts distribution	Diversified Products
Baton Rouge, Louisiana	Leased	Service and parts distribution	Diversified Products
Cadiz, Kentucky	Leased	Manufacturing	Commercial Trailer Products
Chicago, Illinois	Leased	Service and parts distribution	Diversified Products
Cleburne, Texas	Owned	Manufacturing	Final Mile Products
Elroy, Wisconsin	Owned	Manufacturing	Diversified Products
Fond du Lac, Wisconsin	Owned	Manufacturing	Diversified Products
Frankfort, Indiana	Leased	Manufacturing	Diversified Products
Goshen, Indiana	Owned	Manufacturing	Final Mile Products
Griffin, Georgia	Owned	Manufacturing	Final Mile Products
Harrison, Arkansas	Owned	Manufacturing	Commercial Trailer Products
Houston, Texas	Leased	Service and parts distribution	Diversified Products
Huddersfield, United Kingdom	Leased property/Owned building	Manufacturing	Diversified Products
Jonestown, Pennsylvania	Owned/Leased	Manufacturing	Final Mile Products
Lafayette, Indiana	Owned	Corporate Headquarters, Manufacturing and used trailers	Commercial Trailer Products, Diversifed Products and Final Mile Products
Ligonier, Indiana	Owned	Manufacturing	Final Mile Products
Little Falls, Minnesota	Owned	Manufacturing	Commercial Trailer Products
Mauston, Wisconsin	Leased	Service and parts distribution	Diversified Products
Moreno Valley, California	Owned/Leased	Manufacturing	Final Mile Products
New Lisbon, Wisconsin	Owned	Manufacturing	Diversified Products
Portland, Oregon	Owned	Manufacturing	Diversified Products
Queretaro, Mexico	Owned	Manufacturing	Diversified Products
West Memphis, Arkansas	Leased	Service and parts distribution	Diversified Products
ITEM 3—LEGAL PROCEEDINGS
As of December 31, 2018, we were named as a defendant or were otherwise involved in numerous legal proceedings and governmental examinations, in connection with the conduct of our business activities, in various jurisdictions, both in the United States and internationally. On the basis of information currently available to us, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and Administrative Expenses in the Consolidated Statements of Operations.
Environmental Disputes
In August 2014, we received notice as a potentially responsible party (“PRP”) by the South Carolina Department of Health and Environmental Control (“DHEC”) pertaining to the Philip Services Site located in Rock Hill, South Carolina pursuant to the Comprehensive Environmental Response, Compensation and Liability Act and corresponding South Carolina statutes. PRPs include parties identified through manifest records as having contributed to deliveries of hazardous substances to the Philip Services

Site between 1979 and 1999. The DHEC’s allegation that we were a PRP arises out of four manifest entries in 1989 under the name of a company unaffiliated with Wabash National (or any of our former or current subsidiaries) that purport to be delivering a de minimis amount of hazardous waste to the Philip Services Site “c/o Wabash National Corporation.” As such, the Philip Services Site PRP Group (“PRP Group”) notified Wabash in August 2014 that it was offering us the opportunity to resolve any liabilities associated with the Philip Services Site by entering into a Cash Out and Reopener Settlement Agreement (the “Settlement Agreement”) with the PRP Group, as well as a Consent Decree with the DHEC. We have accepted the offer from the PRP Group to enter into the Settlement Agreement and Consent Decree, while reserving its rights to contest its liability for any deliveries of hazardous materials to the Philips Services Site. The requested settlement payment is immaterial to our financial conditions or operations, and as a result, if the Settlement Agreement and Consent Decree are finalized, the payment to be made by us thereunder is not expected to have a material adverse effect on our financial condition or results of operations.
Supreme Acquisition
Prior to our acquisition of Supreme, on November 4, 2016, a putative class action lawsuit was filed against Supreme Corporation, Mark D. Weber (Supreme’s former Chief Executive Officer) and Matthew W. Long (Supreme’s former Chief Financial Officer) in the United States District Court for the Central District of California alleging the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 by making material, misleading statements in July 2016 regarding projected backlog. The plaintiff seeks to recover unspecified damages. On February 14, 2017, the court transferred the venue of the case to the Northern District of Indiana upon the joint stipulation of the plaintiff and the defendants. An amended complaint was filed on April 24, 2017 challenging statements made during a putative class period of October 22, 2015, through October 21, 2016.
On May 24, 2018, the Court granted Supreme’s motion to dismiss all claims for failure to state a claim. On July 13, 2018, the plaintiffs filed a second amended complaint. On August 24, 2018, we filed a second motion to dismiss for failure to state a claim, and requested dismissal with prejudice. The motion to dismiss is fully briefed and pending a ruling from the Court. The case is stayed as to discovery. Due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable; however, at this time, management believes that the allegations are without merit and is vigorously defending the matter. As a result, management does not believe this matter will have a material adverse effect on our financial condition or results of operations.
ITEM 4—MINE SAFETY DISCLOSURES
Not Applicable.
PART II
ITEM 5—MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Information Regarding our Common Stock
Our common stock is traded on the New York Stock Exchange under the ticker symbol “WNC.” The number of record holders of our common stock at February 15, 2019 was 607.
In December 2016, our Board of Directors approved the reinstatement of a dividend program under which we pay regular quarterly cash dividends to holders of our common stock. We paid quarterly dividends of $0.075 and $0.06 per share on our common stock throughout 2018 and 2017, respectively. On November 14, 2018 our Board of Directors approved an increase in the quarterly dividend to $0.08 per share payable beginning January 24, 2019 to holders of record on January 3, 2019. Prior to 2017, no dividends had been paid since the third quarter of 2008. Payments of cash dividends depends on our future earnings, capital availability, financial condition and the discretion of our Board of Directors.
Our Certificate of Incorporation, as amended and approved by our stockholders, authorizes 225 million shares of capital stock, consisting of 200 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share.
Performance Graph
The following graph shows a comparison of cumulative total returns for an investment in our common stock, the S&P 500 Composite Index and the Dow Jones Transportation Index. It covers the period commencing December 31, 2013 and ending December 31, 2018. The graph assumes that the value for the investment in our common stock and in each index was $100 on December 31, 2013.

Comparative of Cumulative Total Return
December 31, 2013 through December 31, 2018
among Wabash National Corporation, the S&P 500 Index
and the Dow Jones Transportation Index
Purchases of Our Equity Securities
In November 2018, the Company announced that the Board of Directors approved the repurchase of an additional $100 million in shares of common stock over a three-year period. Stock repurchases under the Repurchase Program may be made in the open market or in private transactions at times and in amounts that management deems appropriate. Management may limit or terminate the Repurchase Program at any time based on market conditions, liquidity needs, or other factors. During the fourth quarter of 2018, there were 898,455 shares repurchased pursuant to our Repurchase Program. Additionally, for the quarter ended December 31, 2018, there were 2,676 shares surrendered or withheld to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards. As of December 31, 2018, we had outstanding authorization from the Board of Directors to purchase up to $100.0 million of common stock based on settled trades as of that date.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
October 2018	136,000	$14.71	136,000	$11.9
November 2018	762,455	$15.63	762,455	$100.0
December 2018	2,676	$12.97	—	$100.0
Total	901,131	$15.48	898,455	$100.0

ITEM 6—SELECTED FINANCIAL DATA
The following selected consolidated financial data with respect to Wabash National for each of the five years in the period ending December 31, 2018, have been derived from our consolidated financial statements. The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$2,267,278	$1,767,161	$1,845,444	$2,027,489	$1,863,315
Cost of sales	1,983,627	1,506,286	1,519,910	1,724,046	1,630,681
Gross profit	283,651	260,875	325,534	303,443	232,634
Selling, general and administrative expenses	128,160	103,413	101,399	100,728	88,370
Amortization of intangibles	19,468	17,041	19,940	21,259	21,878
Acquisition expenses	68	9,605	—	—	—
Impairment	24,968	—	1,663	1,087	—
Income from operations	110,987	130,816	202,532	180,369	122,386
Interest expense	(28,759)	(16,400)	(15,663)	(19,548)	(22,165)
Other, net	13,776	8,122	(1,452)	2,490	(1,759)
Income before income taxes	96,004	122,538	185,417	163,311	98,462
Income tax expense (benefit)	26,583	11,116	65,984	59,022	37,532
Net income	$69,421	$111,422	$119,433	$104,289	$60,930

Dividends declared per share	$0.305	$0.255	$0.060	$—	$—
Basic net income per common share	$1.22	$1.88	$1.87	$1.55	$0.88
Diluted net income per common share	$1.19	$1.78	$1.82	$1.50	$0.85

Balance Sheet Data:
Working capital	$277,743	$292,723	$314,791	$318,430	$298,802
Total assets	$1,304,393	$1,351,513	$898,733	$950,126	$928,651
Total debt and capital leases	$505,911	$551,413	$237,836	$315,633	$332,527
Stockholders’ equity	$473,849	$506,063	$472,391	$439,811	$390,832
ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2018, and our capital resources and liquidity as of December 31, 2018. Our discussion begins with our assessment of the condition of the North American trailer industry along with a summary of the actions we have taken to strengthen the Company. We then analyze the results of our operations for the last three years, including the trends in the overall business and our operating segments, followed by a discussion of our cash flows and liquidity, capital markets events and transactions, our debt obligations and contractual commitments. We also provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements that we adopted during the year, if any, as well as those not yet adopted that may have an impact on our financial accounting practices.
As a result of the acquisition of Supreme in the third quarter of 2017, we now manage our business in three segments: Commercial Trailer Products, Diversified Products, and Final Mile Products. The Commercial Trailer Products segment manufactures standard and customized van and platform trailers and other transportation related equipment for customers who purchase directly from us or through independent dealers. The Diversified Products segment, comprised of three strategic business units including, Tank Trailer, Process Systems, and Composites, focuses on our commitment to expand our customer base and diversify our product offerings and revenues. The Final Mile Products segment manufactures specialized commercial vehicles that are attached to a truck chassis, including cutaway and dry-freight van bodies, refrigerated units, and stake bodies, for customers who purchase directly from us or through independent dealers. The acquisition of Supreme, a leading manufacturer of specialized commercial vehicles, is the continuation of our growth and diversification strategy into the rapidly growing final mile space. The Final Mile Products segment was created in the fourth quarter of 2017.
Executive Summary
Overall demand for trailers increased in 2018, which provided another strong year. According to ACT estimates, total new trailer industry production was 323,000 units in 2018, which represents a 11.0% increase from production volumes in 2017. It also represents the best year in the past fifteen and is the eighth consecutive year that total trailer demand exceeded normal replacement demand levels, currently estimated to be approximately 220,000 trailers per year.
The Company’s operating performance highlights the success of our growth and diversification initiatives driven by our long-term strategic plan to continue to transform the Company into a diversified industrial manufacturer with a higher growth and margin profile, while maintaining our focus and expertise in lean and six sigma optimization initiatives. Operating income in 2018 totaled $111.0 million and operating income margin was 4.9%. The addition of the Supreme truck body business in September 2017 was a key accomplishment as it not only adds immediate revenue and profit opportunity, but also provides significant diversification into a high-growth segment driven by the ever-increasing adoption of e-commerce.
In addition to our commitment to sustain profitable growth within each of our existing reporting segments, our long-term strategic initiatives included a focus on diversification efforts, both organic and strategic, to continue to transform Wabash into a diversified industrial manufacturer with a higher growth and margin profile and successfully deliver a greater value to our shareholders. Our ability to generate solid margins and cash flows and a healthy balance sheet should position the Company with ample resources to (1) fund our internal capital needs to support both organic growth and productivity improvements, (2) continue the planned reduction of our debt obligations, (3) return capital to shareholders and (4) selectively pursue strategic acquisitions. As evidenced by our purchase of Supreme in September 2017, we continue our internal effort to strategically identify potential acquisition targets that we believe can create shareholder value and accelerate our growth and diversification efforts, while leveraging our strong competencies in manufacturing execution, sourcing and innovative engineering leadership to assure strong value creation. Organically, our focus is on profitably growing and diversifying our operations through leveraging our existing assets, capabilities and technology into higher margin products and markets and thereby providing value-added customer solutions.
Throughout 2018 we demonstrated our commitment to be responsible stewards of the business by maintaining a balanced approach to capital allocation. Our operational performance, healthy backlog and industry outlook, and financial position provided us the opportunity to take specific actions as part of the ongoing commitment to prudently manage the overall financial risks of the Company, returning capital to our shareholders and deleveraging our balance sheet. These actions included completing $53 million in share repurchases as authorized by our Board of Directors in both February 2017 and November 2018, executing agreements with existing holders of our outstanding Convertible Notes (as defined below) to purchase approximately $45 million in principal, and paying dividends in excess of $17.8 million. In November 2018, we announced an increase of the regular quarterly dividend paid to the holders of our common stock. Collectively, these actions demonstrate our confidence in the financial outlook of the company and our ability to generate cash flow, both near and long term, and reinforces our overall commitment to deliver shareholder value while maintaining the flexibility to continue to execute our strategic plan for profitable growth and diversification.
The outlook for the overall trailer market for 2019 continues to indicate a strong demand environment. In fact, the most recent estimates from industry forecasters, ACT and FTR, indicate demand levels expected to be in excess of the estimated replacement demand in every year through 2023. More specifically, ACT is currently estimating 2019 demand will be approximately 316,000 trailers, a decrease of 2.2% as compared to the previous year period, with 2020 through 2023 industry demand levels ranging between 261,000 and 275,000 trailers. In addition, FTR anticipates trailer production for 2019 to remain strong at approximately 312,000 trailers, a decrease of 1.7% as compared to 2018 levels. This continued strong demand environment for new trailer equipment as well as the positive economic and industry specific indicators we monitor reinforce our belief that the current trailer demand cycle will be an extended cycle with a strong likelihood for several more years of demand above replacement levels.
In spite of a strong forecasted demand environment, there remain downside risks relating to issues with both the domestic and global economies, including the housing, energy and construction-related markets in the U.S. Other potential risks as we proceed into 2019 primarily relate to our ability to effectively manage our manufacturing operations as well as the cost and supply of raw materials, commodities and components. Significant increases in the cost of certain commodities, raw materials or components have had, and may continue to have, an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk that changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions, aluminum extrusions, chassis and specialty steel coil. At the current and expected demand levels, there may be shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products. Despite these risks, we believe we are well positioned to capitalize on the expected strong overall demand levels while maintaining or growing margins through improvements in product pricing as well as productivity and other operational excellence initiatives.
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
Safety/Morale. The safety of our employees is our number one value and highest priority.  We continually focus on reducing the severity and frequency of workplace injuries to create a safe environment for our employees and minimize workers compensation costs. We believe that our improved environmental, health and safety management translates into higher labor productivity and lower costs as a result of less time away from work and improved system management. In ten of the last twelve years at least one of our manufacturing sites has been recognized for safety including recent awards from the Truck Trailer Manufacturer Association’s Plant Safety Awards granted to our New Lisbon, Wisconsin and San Jose, Mexico facilities. In 2017, our Cadiz, Kentucky facility received the Governor’s Award for Safety and Health. Our focus on safety also extends beyond our facilities. We are a founding member of the Cargo Tank Risk Management Committee, a group dedicated to reducing the hazards faced by workers on and around cargo tanks.
Quality. We monitor product quality on a continual basis through a number of means for both internal and external performance as follows:

▪
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

▪
External performance.  We actively track our warranty claims and costs to identify and drive improvement opportunities in quality and reliability.  Early life cycle warranty claims for our van trailers are trended for performance monitoring.  Using a unit based warranty reporting process to track performance and document failure rates, early life cycle warranty units per 100 trailers shipped averaged approximately 2.5, 3.3 and 2.6 units in 2018, 2017 and 2016, respectively. Continued low claim rates have been driven by our successful execution of continuous improvement programs centered on process variation reduction, and responding to the input from our customers. We expect that these activities will continue to drive down our total warranty cost profile.

Delivery/Productivity. We measure productivity on many fronts. Some key indicators include production line cycle-time, labor-hours per trailer and inventory levels. Improvements over the last several years in these areas have translated into significant improvements in our ability to better manage inventory flow and control costs.

▪
During the past several years, Commercial Trailer Products has focused on productivity enhancements within manufacturing assembly and sub-assembly areas through developing the capability for mixed model production. These efforts have resulted in throughput improvements in our Lafayette, Indiana, and Cadiz, Kentucky facilities.

▪
Through deployment of the Wabash Management System, all of our business reporting segments have focused on increasing velocity at all our manufacturing locations. We have engaged in extensive lean training and deployed purposeful capital to accelerate our productivity initiatives.

Cost Reduction and our Operating System. The Wabash Management System allows us to develop and scale high standards of excellence across the organization. We believe in a “One Wabash” approach and standardized processes to drive and monitor performance inside our manufacturing facilities. Continuous improvement is a fundamental component of our operational excellence focus. Our balanced scorecard process, for example, has allowed us to improve all areas of manufacturing including safety, quality, on-time delivery, cost reduction, employee morale and environment. By focusing on continuous improvement and utilizing our balanced scorecard process, we have realized total cost per unit reductions as a result of increased capacity utilization of all facilities, while maintaining a lower level of fixed overhead. We are investing capital in our processes to reduce variable cost, lower inherent safety risk in our processes, and improve overall consistency in our manufacturing processes. This approach continues to drive value in both the products we offer our customers and the processes our associates work within.
Environment. We strive to manufacture products that are both socially responsible and environmentally sustainable.  We demonstrate our commitment to sustainability by maintaining ISO 14001 registration of our Environmental Management System at our Lafayette, Indiana; Cadiz, Kentucky; San José Iturbide, Mexico; Frankfort, Indiana; Portland, Oregon; and Harrison, Arkansas locations. In 2005, our Lafayette, Indiana facility was one of the first trailer manufacturing operations in the world to be ISO 14001 registered. Being ISO 14001 registered requires us to demonstrate quantifiable and third-party verified environmental improvements.  In 2017, our Frankfort, Indiana facility also achieved ISO 14001 registration. At our facilities, we have initiated employee-based recycling programs that reduce waste being sent to the landfill, installed a fifty-five foot wind turbine to produce electricity and reduce our carbon emissions, and restored a natural wildlife habitat to enhance the environment and protect native animals.  Our Portland, Oregon facility also received the City of Portland’s Sustainability at Work certification in 2017.
Industry Trends
Truck transportation in the U.S., according to the ATA, was estimated to be a $700 billion industry in 2017. ATA estimates that approximately 70% of all freight tonnage is carried by trucks. Trailer demand is a direct function of the amount of freight to be transported. To monitor the state of the industry, we evaluate a number of indicators related to trailer manufacturing and the transportation industry. Recent trends we have observed include the following:
Transportation / Trailer Cycle. The trailer industry generally follows the transportation industry cycles. After three consecutive years with total trailer demand well below normal replacement demand levels estimated to be approximately 220,000 trailers, the five year period ending December 2015 demonstrated consecutive years of significant improvement in which the total trailer market increased year-over-year approximately 64%, 14%, 1%, 15% and 15% for 2011, 2012, 2013, 2014 and 2015, respectively, with total shipments of approximately 204,000, 232,000, 234,000, 269,000 and 308,000, respectively. In 2016, trailer shipments decreased to approximately 286,000 units, but increased in 2017 by approximately 2% year-over-year to approximately 290,000 units, and increased to 323,000 units in 2018, representing an all-time industry record. As we enter the tenth year of economic growth, ACT is estimating strong production levels within the trailer industry in 2019 at approximately 315,700 and forecasting annual new trailer production levels for the four year period ending 2022 of approximately 267,000 new trailers. Our view is generally consistent with ACT that trailer demand will remain significantly above replacement levels for 2019 and has the potential to remain above replacement levels for several years beyond 2019.
New Trailer Orders. According to ACT, total orders in 2018 were approximately 422,000 trailers, a 35% increase from 313,000 trailers ordered in 2017.  Total orders for the dry van segment, the largest within the trailer industry, were approximately 262,000, an increase of 30% from 2017.
Transportation Regulations and Legislation. There are several different areas within both federal and state government regulations and legislation that are expected to have an impact on trailer demand, including:

▪
The Federal Motor Carrier Safety Administration (the “FMCSA”) has taken steps in recent years to improve truck safety standards, particularly by implementing the Compliance, Safety, and Accountability (“CSA”) program as well as requiring Electronic Logging Devices (“ELDs”). CSA is considered a comprehensive driver and fleet rating system that measures both the freight carriers and drivers on several safety related criteria, including driver safety, equipment maintenance and overall condition of trailers. This system drives increased awareness and action by carriers since enforcement actions were targeted and implemented beginning in June 2011. CSA is generally believed to have contributed to the tightening of the supply of drivers and capacity after 2011 as carriers took measures to improve their rating. The FMCSA issued a mandate requiring carriers to install ELDs by December 2017. Subsequently, “hard enforcement” of the rule began in Q2 2018. ACT estimates the for-hire carrier capacity loss created by the ELD rule has been 7%. We believe this impact to carrier capacity will likely continue to drive demand for new equipment as carriers attempt to recover lost productivity.

▪
In July 2013, a new FMCSA hours-of-service rule went into effect, reducing total driver hours from 82 hours per week to 70 hours. Congress included language in the 2016 spending package that requires the agency to meet an appropriate safety, driver health and driver longevity standard before re-imposing those restrictions. Specifically, the language prohibits FMCSA from reinstating certain sections of the rule’s 34-hour restart provisions unless an FMCSA study finds that they result in statistically significant improvements in safety and driver health, among other things. In 2017, the U.S. Department of Transportation (the “DOT”) released the findings of the study that failed to “explicitly identify a net benefit” from two suspended provisions of the hours of service rules regarding the 34-hour restart. We believe the simple 34-hour restart rule, with no additional restrictions, will likely remain in place for the foreseeable future. Nevertheless, we believe the rule will keep trucking equipment utilization at record-high levels and, therefore, increase the general need for equipment.

▪
The U.S. Environmental Protection Agency (“EPA”) and National Highway Traffic Safety Administration (“NHTSA”) proposed new greenhouse gas regulations in July 2015, in an effort to reduce fuel consumption and production of carbon dioxide of heavy duty commercial vehicles. Following a comment period, the final rule was released in August 2016. The regulations are presently under review processes in Congress, within the EPA, and NHTSA that will ultimately determine whether this rule actually goes into effect. The Phase 2 greenhouse gas trailer (“GHG2”) rules were initially set to require compliance starting in January 2018. The Truck Trailer Manufacturers Association (“TTMA”) filed a petition in the U.S. Court of Appeals seeking review of the rule as it relates to the authority of the agencies to regulate trailers under the Clean Air Act. In addition, TTMA also filed for a Stay to suspend enforcement of the rule, to allow time for the EPA and NHTSA to reconsider the trailer provisions in the rule. In October 2017, the Court of Appeals granted the motion for Stay of the GHG2 rule as it applies to trailers. Ultimately, while compliance is on hold, the final impact on the trailer industry will not be known until there is a final ruling on the TTMA lawsuit. The rule itself focuses mainly on van trailers, and is divided into four increasingly stringent greenhouse gas reduction standards. The rule requires fuel saving technologies on van trailers, such as trailer side skirts, low rolling resistance tires, and automatic tire inflation systems. For tank trailers and flatbed trailers, the rule will require low rolling resistant tires and automotive tire inflation systems. More stringent van trailer standards would come into play in model years 2021, 2024 and 2027 – requiring more advanced fuel efficiency technologies, such are rear boat tails and higher percentage improvement side skirts and tires. In addition to increasing the cost of a trailer, these regulations may also lead to a higher demand for various aerodynamic device products.

▪
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

Other Developments. Other developments and potential impacts on the industry include:

▪
While we believe the need for trailer equipment will be positively impacted by the legislative and regulatory changes addressed above, these demand drivers could be offset by factors that contribute to the increased concentration and density of loads.

▪
Trucking company profitability, which can be influenced by factors such as fuel prices, freight tonnage volumes, and government regulations, is highly correlated with the overall economy of the U.S. Carrier profitability significantly impacts demand for, and the financial ability to purchase new trailers.

▪
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

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of sales	87.5%	85.2%	82.0%
Gross profit	12.5%	14.8%	18.0%

General and administrative expenses	4.2%	4.4%	4.0%
Selling expenses	1.5%	1.5%	1.5%
Amortization of intangibles	0.8%	1.0%	1.1%
Other Operating Expenses	1.1%	0.5%	0.1%
Income from operations	4.9%	7.4%	11.3%

Interest expense	(1.3)%	(1.0)%	(0.8)%
Other, net	0.6%	0.5%	(0.1)%
Income before income taxes	4.2%	6.9%	10.4%

Income tax expense (benefit)	1.1%	0.6%	3.6%
Net income	3.1%	6.3%	6.8%
2018 Compared to 2017
Net Sales
Net sales in 2018 increased $500.1 million, or 28.3%, compared to the 2017 period. By business segment, net sales prior to intersegment eliminations and related trailer units sold were as follows (dollars in thousands):

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Commercial Trailer Products	$1,536,938	$1,348,382	$188,556	14.0%
Diversified Products	393,971	361,358	$32,613	9.0%
Final Mile Products	358,249	70,461	$287,788
Eliminations	(21,880)	(13,040)
Total	$2,267,278	$1,767,161	$500,117	28.3%

New Trailers	(units)
Commercial Trailer Products	59,500	52,800	6,700	12.7%
Diversified Products	2,650	2,250	400	17.8%
Total	62,150	55,050	7,100	12.9%

Used Trailers	(units)
Commercial Trailer Products	950	1,050	(100)	(9.5)%
Diversified Products	150	100	50	50.0%
Total	1,100	1,150	(50)	(4.3)%
Commercial Trailer Products segment sales, prior to the elimination of intersegment sales, were $1.5 billion in 2018, an increase of $188.6 million, or 14.0%, compared to 2017. The increase in sales was primarily due to strong demand for dry vans and platform trailers, resulting in a 12.7% increase in new trailer shipments as 59,500 trailers were shipped in 2018 compared to 52,800 trailer shipments in 2017. Partially offsetting the new trailer sales increase were declines in used trailer sales and from parts and services. Used trailer sales decreased $1.1 million, or 10.3%, compared to 2017 due to the product mix available through fleet trade packages. Parts and service sales in 2018 decreased $13.0 million, or 27.1%, compared to 2017 primarily due to fewer retail branch locations throughout 2018 as compared to 2017.
Diversified Products segment sales, prior to the elimination of intersegment sales, were $394.0 million in 2018, an increase of $32.6 million, or 9.0%, compared to 2017. New trailer sales increased $24.7 million, or 17.6%, due to a 17.8% increase in new trailer shipments, as approximately 2,650 trailers were shipped in 2018 compared to 2,250 trailers shipped in 2017 on higher demand for tank trailers. Sales of our components, parts and service product offerings in 2018 increased $4.4 million, or 3.7%, compared to 2017 due to strong demand for our composite product offerings. Equipment and other sales increased $1.7 million, or 1.8%, due to higher demand for our non-trailer truck mounted equipment and other engineered products.
Final Mile Products segment sales, prior to the eliminations of intersegment sales, were $358.2 million in 2018 compared to $70.5 million in 2017. The Final Mile Products segment was created after the acquisition of Supreme on September 27, 2017, as such 2018 is the first full-year with Supreme included in our results of operations.
Cost of Sales
Cost of sales was $2.0 billion in 2018, an increase of $477.3 million, or 31.7%, compared to 2017.  Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.
Commercial Trailer Products segment cost of sales was $1.4 billion in 2018, an increase of $204.0 million, or 17.5%, compared to 2017.  The increase was primarily driven by a $159.9 million increase in materials costs due to higher new trailers sales volumes and an increase in raw material and component cost inflation as compared to 2017. Other manufacturing costs increased $44.2 million as compared to 2017 due to higher new trailer sales volumes as well as higher labor costs.
Diversified Products segment cost of sales, prior to the elimination of intersegment sales, was $325.6 million in 2018, an increase of $34.3 million, or 11.8%, compared to 2017.  The increase was primarily driven by a $24.5 million increase in materials costs due to higher new trailer sales volumes and material cost inflation and a $9.8 million increase in other manufacturing costs related to increased sales volumes as well as higher labor costs.
Final Mile Products segment cost of sales was $309.5 million in 2018 compared to $62.3 million in 2017. The Final Mile Products segment was created after the acquisition of Supreme on September 27, 2017, as such 2018 is the first full-year with Supreme included in our results of operations. In 2018, Final Mile Products’ cost of sales included $0.5 million of purchase accounting related expenses, compared to $3.1 million in 2017.
Gross Profit
Gross profit was $283.7 million in 2018, an increase of $22.8 million, or 8.7% from 2017. Gross profit as a percentage of sales was 12.5%% in 2018 as compared to 14.8% in 2017. Gross profit by segment was as follows (in thousands):

	Year Ended December 31,		Change
	2018	2017	$	%
Gross Profit by Segment
Commercial Trailer Products	$168,343	183,912	$(15,569)	(8.5)%
Diversified Products	68,428	70,159	(1,731)	(2.5)%
Final Mile Products	48,771	8,150	40,621
Corporate and Eliminations	(1,891)	(1,346)	(545)
Total	$283,651	260,875	$22,776	8.7%
Commercial Trailer Products segment gross profit was $168.3 million in 2018 compared to $183.9 million in 2017, a decrease of $15.6 million. Gross profit, as a percentage of net sales prior to the elimination of intersegment sales, was 11.0% in 2018 as compared to 13.6% in 2017, a decrease of 260 basis points. The decreases in gross profit and gross profit margin as compared to 2017 was primarily driven by higher raw material and component cost inflation, higher labor costs due to tight labor markets, and supplier induced production interruptions.
Diversified Products segment gross profit was $68.4 million in 2018 compared to $70.2 million in 2017. Gross profit, as a percentage of net sales prior to the elimination of intersegment sales, was 17.4% in 2018 compared to 19.4% in 2017. The decrease in gross profit as a percentage of net sales, as compared to 2017, was primarily related to higher raw material and component costs, as well as higher labor costs and lower productivity due to labor constraints and supplier induced production disruptions.

Final Mile Products segment gross profit was $48.8 million in 2018 compared to $8.2 million in the fourth quarter of 2017. Gross profit, as a percentage of sales, was 13.6% in 2018, compared to 11.6% in 2017. The Final Mile Products segment was created after the acquisition of Supreme on September 27, 2017, as such 2018 is the first full-year of Supreme being included in our results of operations.
General and Administrative Expenses
General and administrative expenses in 2018 increased $17.3 million, or 22.2%, from 2017. The increase was largely due to the inclusion of Supreme, which added expenses of $15.0 million. In addition, professional service fees for tax administration, legal, and human resources increased $2.8 million in 2018. These increases were partially offset by a $0.5 million decrease in employee related costs, including costs associated with employee incentive programs. General and administrative expenses, as a percentage of net sales, were 4.2% in 2018 compared to 4.4% in 2017.
Selling Expenses
Selling expenses were $33.0 million in 2018, an increase of $7.5 million, or 29.1%, compared to 2017. The increase was largely due to the inclusion of Supreme, which added $10.0 million in expense during the current year. This was partially offset by a $2.4 million decrease in employee related costs, including costs associated with employee incentive programs, with $1.5 million of this decrease due to fewer retail branch locations throughout 2018 as compared to 2017. As a percentage of net sales, selling expenses were 1.5% in both 2018 and 2017.
Amortization of Intangibles
Amortization of intangibles was $19.5 million in 2018 compared to $17.0 million in 2017. Amortization of intangibles for both periods primarily includes amortization expense recognized for intangible assets recorded from the acquisition of Walker in May 2012, certain assets acquired from Beall in February 2013, and Supreme in September 2017.
Acquisition Expenses
Acquisition expenses totaling $0.1 million and $9.6 million for 2018 and 2017, respectively, represent costs incurred in connection with the acquisition of Supreme including fees paid to an investment banker for acquisition services and the related bridge financing commitment, as well as professional fees for diligence, legal, and accounting.
Impairment
Impairment expenses were $25.0 million higher in 2018 compared to 2017. In 2018, $25.0 million of impairment charges were recognized related to the Aviation and Truck Equipment business within the Diversified Products reportable segment. In the third quarter of 2018, the Company identified indicators of impairment and performed an impairment analysis of the goodwill, intangible assets and long-lived assets, resulting in a $12.0 million impairment charge. In the fourth quarter of 2018, with the financial framework of an agreement to sell the Aviation and Truck Equipment business largely agreed to with the buyers, the Company evaluated the remaining assets for impairment based on the economics of the, then proposed, transaction. As a result of the Company’s impairment analysis, an impairment of $13.0 million was recorded to fully impair all current assets of the business.
Other Income (Expense)
Interest expense in 2018 totaled $28.8 million compared to $16.4 million in 2017. Interest expense for both periods primarily related to interest and non-cash accretion charges on our Convertible Notes and Term Loan Credit Agreement. The increase in 2018 from 2017 is primarily due to the issuance of our Senior Notes in September 2017 related to the financing of a portion of the Supreme acquisition, partially offset by the repurchase of the Convertible Notes.
Other, net for 2018 represented income of $13.8 million as compared to income of $8.1 million for 2017. Both year periods primarily consist of gains on the sale of certain retail branch assets.
Income Taxes
We recognized income tax expense of $26.6 million in 2018 compared to $11.1 million in 2017. The effective tax rate for 2018 was 27.7%, which differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state and local taxes as well as non-deductible executive compensation under the Tax Cuts and Jobs Act. Income taxes for 2017 were favorably impacted by the revaluation of deferred income taxes associated with the change in the U.S. federal income tax rate with the enactment of the Tax Cuts and Jobs Act on December 22, 2017. Cash taxes paid in 2018 were $24.2 million.

2017 Compared to 2016
Net Sales
Net sales in 2017 decreased $78.3 million, or 4.2%, compared to the 2016 period. By business segment, net sales prior to intersegment eliminations and related trailer units sold were as follows (dollars in thousands):

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Commercial Trailer Products	$1,348,382	$1,506,110	$(157,728)	(10.5)%
Diversified Products	361,358	352,404	$8,954	2.5%
Final Mile Products	70,461	—	$70,461
Eliminations	(13,040)	(13,070)
Total	$1,767,161	$1,845,444	$(78,283)	(4.2)%

New Trailers	(units)
Commercial Trailer Products	52,800	58,850	(6,050)	(10.3)%
Diversified Products	2,250	2,100	150	7.1%
Final Mile Products	—	—
Eliminations	—	—
Total	55,050	60,950	(5,900)	(9.7)%

Used Trailers	(units)
Commercial Trailer Products	1,050	950	100	10.5%
Diversified Products	100	100	—	—%
Final Mile Products	—	—
Eliminations	—	—
Total	1,150	1,050	100	9.5%
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
Gross Profit
Gross profit was $260.9 million in 2017, a decrease of $64.7 million, or 19.9% from 2016. Gross profit as a percentage of sales was 14.8% in 2017 as compared to 18.0% in 2016. Gross profit by segment was as follows (in thousands):

	Year Ended December 31,		Change
	2017	2016	$	%
Gross Profit by Segment
Commercial Trailer Products	$183,912	$253,274	$(69,362)	(27.4)%
Diversified Products	70,159	75,630	(5,471)	(7.2)%
Final Mile Products	8,150	—	8,150
Corporate and Eliminations	(1,346)	(3,371)	2,025
Total	$260,875	$325,533	$(64,658)	(19.9)%
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
Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of December 31, 2018, our debt to equity ratio was approximately 1.1:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. We intend to achieve this objective through a balanced capital allocation strategy of maintaining strong liquidity, deleveraging our balance sheet, investing in the business, both organically and strategically, and returning capital to our shareholders. Throughout 2018, and in keeping to this balanced approach, we repurchased $52.9 million of common stock under the share repurchase program approved by our Board of Directors, completed the purchase of the remaining $44.6 million of our outstanding Convertible Senior Notes due 2018 (see “Debt Agreements and Related Amendments” section below for details), and paid dividends of $17.8 million. For 2019, we expect to continue our commitment to fund our working capital requirements and capital expenditures while also returning capital to our shareholders and deleveraging our balance sheet through cash flows from operations as well as available borrowings under our existing Revolving Credit Agreement.
Debt Agreements and Related Amendments
Convertible Senior Notes
In April 2012, we issued Convertible Senior Notes due 2018 (the “Convertible Notes”) with an aggregate principal amount of $150 million in a public offering. The Convertible Notes bear interest at a rate of 3.375% per annum from the date of issuance, payable semi-annually on May 1 and November 1, and matured on May 1, 2018. The Convertible Notes were senior unsecured obligations ranked equally with our existing and future senior unsecured debt. We used the net proceeds of $145.1 million from the sale of the Convertible Notes to fund a portion of the purchase price of the acquisition of Walker Group Holdings (“Walker”) in May 2012. We accounted separately for the liability and equity components of the Convertible Notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion.
During 2018, we used $80.2 million in cash, excluding interest, to settle $44.6 million in principal of the Convertible Notes of which none were converted to common shares. The excess of the cash settlement amount over the principal value of the Convertible Notes was accounted for as a reacquisition of equity, resulting in a $35.5 million reduction to additional paid-in capital during 2018. For the years ended December 31, 2018 and 2017, we recognized a loss on debt extinguishment of $0.2 million and $0.1 million, respectively related to settlements and the retirement of the Convertible Notes, which is included in Other, net on our Consolidated Statements of Operations.
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
The Senior Notes are guaranteed on a senior unsecured basis by all of our direct and indirect existing and future domestic restricted subsidiaries, subject to certain exceptions. The Senior Notes and related guarantees are our and the guarantors’ general unsecured senior obligations and are subordinate to all of our and the guarantors’ existing and future secured debt to the extent of the assets securing that secured debt. In addition, the Senior Notes are structurally subordinate to any existing and future debt and other obligations of any of our subsidiaries that are not guarantors, to the extent of the assets of those subsidiaries.
The indenture for the Senior Notes restricts our ability and the ability of certain of our subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock or with respect to any other interest or participation in, or measured by, our profits; (iii) make loans and certain investments; (iv) sell assets; (v) create or incur liens; (vi) enter into transactions with affiliates; and (vii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. During any time when the Senior Notes are rated investment grade by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no event of default has occurred and is continuing, many of such covenants will be suspended and the Company and its subsidiaries will not be subject to such covenants during such period.
The indenture for the Senior Notes contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of December 31, 2018, we were in compliance with all covenants.
Contractual coupon interest expense and accretion of discount and fees for the Senior Notes for the years ended December 31, 2018 and 2017, was $18.5 million and $4.8 million, respectively, and is included in Interest Expense on our Consolidated Statements of Operations.
Revolving Credit Agreement
On December 21, 2018, we entered into the Second Amended and Restated Credit Agreement (the “Revolving Credit Agreement”), among us, certain of our subsidiaries as borrowers (together with us, the “Borrowers”), the lenders from time to time party thereto, Wells Fargo Capital Finance, LLC, as the administrative agent, joint lead arranger and joint bookrunner (the “Revolver Agent”), and Citizens Business Capital, a division of Citizens Asset Finance, Inc., as syndication agent, joint lead arranger and joint bookrunner, which amended and restated our existing amended and restated revolving credit agreement, dated as of May 8, 2012.
The Revolving Credit Agreement is guaranteed by certain of our subsidiaries (the “Revolver Guarantors”) and is secured by (i) first priority security interests (subject only to customary permitted liens and certain other permitted liens) in substantially all personal property of the Borrowers and the Revolver Guarantors, consisting of accounts receivable, inventory, cash, deposit and securities accounts and any cash or other assets in such accounts and, to the extent evidencing or otherwise related to such property, all general intangibles, licenses, intercompany debt, letter of credit rights, commercial tort claims, chattel paper, instruments, supporting obligations, documents and payment intangibles (collectively, the “Revolver Priority Collateral”), and (ii) second-priority liens on and security interests in (subject only to the liens securing the Term Loan Credit Agreement (as defined below), customary permitted liens and certain other permitted liens) (A) equity interests of each direct subsidiary held by the Borrowers and each Revolver Guarantor (subject to customary limitations in the case of the equity of foreign subsidiaries), and (B) substantially all other tangible and intangible assets of the Borrowers and the Revolver Guarantors including equipment, general intangibles, intercompany notes, insurance policies, investment property and intellectual property (in each case, except to the extent constituting Revolver Priority Collateral), but excluding real property (collectively, including certain material owned real property that does not constitute collateral under the Revolving Credit Agreement, the “Term Priority Collateral”). The respective priorities of the security interests securing the Revolving Credit Agreement and the Term Loan Credit Agreement are governed by an Intercreditor Agreement, dated as of May 8, 2012, between the Revolver Agent and the Term Agent (as defined below), as amended (the “Intercreditor Agreement”). The Revolving Credit Agreement has a scheduled maturity date of December 21, 2023, subject to certain springing maturity events.
Under the Revolving Credit Agreement, the lenders agree to make available to us a $175 million revolving credit facility. We have the option to increase the total commitment under the facility to up to $275 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the Revolving Credit Agreement, to provide such increased amounts. Availability under the Revolving Credit Agreement will be based upon quarterly (or more frequent under certain circumstances) borrowing base certifications of the Borrowers’ eligible inventory and eligible accounts receivable, and will be reduced by certain reserves in effect from time to time. Subject to availability, the Revolving Credit Agreement provides for a letter of credit subfacility in an amount not in excess of $15 million, and allows for swingline loans in an amount not in excess of $17.5 million. Outstanding borrowings under the Revolving Credit Agreement will bear interest at an annual rate, at the Borrowers’ election, equal to (i) LIBOR plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the revolving loan facility. The Borrowers are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of the Revolver Agent and the lenders.
The Revolving Credit Agreement contains customary covenants limiting our ability and the ability of certain of our affiliates to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, we will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months (commencing with the month ending December 31, 2018) when excess availability under the Revolving Credit Agreement is less than 10% of the total revolving commitment.
If availability under the Revolving Credit Agreement is less than 15% of the total revolving commitment or if there exists an event of default, amounts in any of the Borrowers’ and the Revolver Guarantors’ deposit accounts (other than certain excluded accounts) will be transferred daily into a blocked account held by the Revolver Agent and applied to reduce the outstanding amounts under the facility.
Subject to the terms of the Intercreditor Agreement, if the covenants under the Revolving Credit Agreement are breached, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral. Other customary events of default in the Revolving Credit Agreement include, without limitation, failure to pay obligations when due, initiation of insolvency proceedings, defaults on certain other indebtedness, and the incurrence of certain judgments that are not stayed, satisfied, bonded or discharged within 30 days.
In connection with the Revolving Credit Agreement, we recognized a loss on debt extinguishment of $0.1 million during 2018, which is included in Other, net on the Company’s Consolidated Statements of Operations. As of December 31, 2018, we had no outstanding borrowings under the Revolving Credit Agreement and were in compliance with all covenants. Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Agreement, amounted to $299.5 million as of December 31, 2018.
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
The Term Loan Credit Agreement contains customary covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets. Subject to the terms of the Intercreditor Agreement, if the covenants under the Term Loan Credit Agreement are breached, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral. Other customary events of default in the Term Loan Credit Agreement include, without limitation, failure to pay obligations when due, initiation of insolvency proceedings, defaults on certain other indebtedness, and the incurrence of certain judgments that are not stayed, satisfied, bonded or discharged within 60 days. As of December 31, 2018, we were in compliance with all covenants.
For the years ended December 31, 2018, 2017 and 2016, under the Term Loan Credit Agreement we paid interest of $8.0 million, $7.4 million and $8.3 million, respectively, and principal of $1.9 million in each period. In connection with Amendment No. 3 and Amendment No. 5, we recognized a loss on debt extinguishment of $0.7 million during 2017 which is included in Other, net on our Consolidated Statements of Operations. As of December 31, 2018, we had $185.7 million outstanding under the Term Loan Credit Agreement, of which $1.9 million was classified as current on our Consolidated Balance Sheet.
For the years ended December 31, 2018, 2017 and 2016, we incurred charges of $0.2 million in each period for amortization of fees and original issuance discount which is included in Interest Expense in the Consolidated Statements of Operations.
Cash Flow
2018 compared to 2017
Cash provided by operating activities for 2018 totaled $112.5 million, compared to $144.4 million in 2017. The cash provided by operations during the current year period was the result of net income adjusted for various non-cash activities, including depreciation, amortization, gain (loss) on the sale of assets, deferred taxes, loss on debt extinguishment, stock-based compensation, accretion of debt discount and impairment, of $134.1 million, and a $21.7 million increase in our working capital. Changes in key working capital accounts for 2018 and 2017 are summarized below (in thousands):

	2018	2017	Change
Source (use) of cash:
Accounts receivable	$(39,539)	$31,943	$(71,482)
Inventories	(18,713)	(13,158)	(5,555)
Accounts payable and accrued liabilities	32,653	(963)	33,616
Net (use) source of cash	$(25,599)	$17,822	$(43,421)
Increases in accounts receivable resulted in a use of cash of $39.5 million in 2018 while decreases in 2017 resulted in a source of cash of $31.9 million. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was approximately 27 days as of December 31, 2018, compared to 25 days in 2017. The increase in accounts receivable for 2018 was primarily the result of higher shipment volumes in the latter part of the fourth quarter. Increases in inventory in 2018 and 2017 resulted in a use of cash of $18.7 million and $13.2 million, respectively. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year was approximately 10 times in 2018 compared to 7 times in 2017. The increase in inventory for the 2018 period resulted from higher raw materials inventories in preparation for the expected strong demand environment in January 2019 as compared to January 2018. Accounts payable and accrued liabilities increased by $32.7 million in 2018 compared to a decrease of $1.0 million for 2017. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 31 days in 2018 and 21 days in 2017. The increase in 2018 was primarily due to increased purchases to support high trailer production volumes in the fourth quarter and planned January 2019 production levels.
Investing activities used $13.2 million during 2018 compared to $332.2 million used in 2017. Investing activities for 2018 included capital expenditures $34.0 million to support growth and improvement initiatives at our facilities partially offset by proceeds from sale of assets totaling $17.8 million, primarily related to the sale of our former branch locations. Cash used in investing activities in 2017 was primarily related to the acquisition of Supreme for $323.5 million, net of cash acquired, as well as capital expenditures to support growth and improvement initiatives at our facilities totaling $26.1 million, partially offset by proceeds from the sale of assets totaling $17.3 million.
Financing activities used $158.1 million during 2018, primarily related to repurchase of Convertible Notes totaling $80.2 million, common stock repurchases of $58.4 million and cash dividends paid to our shareholders of $17.8 million. Financing activities provided $215.9 million during 2017, as the issuance of our new $325 million Senior Notes was partially offset by repurchases of common stock through our share repurchase program totaling $70.1 million, cash dividends paid to our shareholders and holders of our Convertible Notes of $15.3 million, and the payment of principal under various debt and lease obligations totaling $18.3 million.
As of December 31, 2018, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $299.5 million, representing a decrease of $61.6 million from December 31, 2017. Total debt and capital lease obligations amounted to

$505.9 million as of December 31, 2018. Based on the financial position of the Company at December 31, 2018, the current strong demand environment within the trailer industry, and the current and anticipated operational performance of all three of our reportable segments, we believe our cash on hand, available borrowing capacity, and future cash flows from operating activities will enable us to fund our planned operation levels, working capital requirements, capital expenditures, and debt service requirements in 2019.
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

	2017	2016	Change
Source (use) of cash:
Accounts receivable	$31,943	$(809)	$32,752
Inventories	(13,158)	24,969	(38,127)
Accounts payable and accrued liabilities	(963)	(13,002)	12,039
Net source of cash	$17,822	$11,158	$6,664
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
Capital Expenditures
Capital spending amounted to $34.0 million for 2018 and is anticipated to be in the range of $40 million to $45 million for 2019. Capital spending for 2018 was primarily utilized to support maintenance, growth, and productivity improvement initiatives within our facilities. For 2019, the increase in expected capital spending is attributable to our continued investment in growth and productivity improvement initiatives across all our facilities.

Off-Balance Sheet Transactions
As of December 31, 2018, we had approximately $11.2 million in operating lease commitments. We did not enter into any material off-balance sheet debt or operating lease transactions during the year.
Contractual Obligations and Commercial Commitments
A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of December 31, 2018 are as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Debt:
Revolving Facility (due 2023)	$—	$—	$—	$—	$—	$—	$—
Term Loan Credit Facility (due 2022)	1,880	1,880	1,880	180,057	—	—	185,697
Senior Notes (due 2025)	—	—	—	—	—	325,000	325,000
Capital Leases (including principal and interest)	361	361	361	30	—	—	1,113
Total debt	2,241	2,241	2,241	180,087	—	325,000	511,810
Other:
Operating Leases	3,253	2,612	2,095	862	649	1,733	11,203
Total other	3,253	2,612	2,095	862	649	1,733	11,203
Other commercial commitments:
Letters of Credit	8,222	—	—	—	—	—	8,222
Raw Material Purchase Commitments	147,484	—	—	—	—	—	147,484
Chassis Converter Pool Agreements	27,774	—	—	—	—	—	27,774
Total other commercial commitments	183,480	—	—	—	—	—	183,480
Total obligations	$188,974	$4,853	$4,336	$180,949	$649	$326,733	$706,494
Scheduled payments for our Revolving Credit Facility exclude interest payments as rates are variable. Borrowings under the Revolving Credit Facility bear interest at a variable rate based on the London Interbank Offer Rate (LIBOR) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Outstanding borrowings under the Revolving Credit Facility bear interest at a rate, at our election, equal to (i) LIBOR plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Revolving Credit Facility. We are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of our agent and lenders.
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
We have standby letters of credit totaling $8.2 million issued in connection with workers compensation claims and surety bonds.
We have $147.5 million in purchase commitments through December 2019 for various raw material commodities, including aluminum, steel, polyethylene and nickel as well as other raw material components which are within normal production requirements.
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

Although we are party to related financing agreements with manufacturers, we have not historically settled, nor do we expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Under these agreements, if the chassis is not delivered to a customer within a specified time frame we are required to pay a finance or storage charge on the chassis.  Additionally, we receive finance support funds from manufacturers when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis.
The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $1.8 million at December 31, 2018. Payment of these obligations would result from settlements with taxing authorities. Due to the difficulty in determining the timing of settlements, these obligations are not included in the table above. We do not expect to make a tax payment related to these obligations within the next year that would significantly impact liquidity.
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
Inventory reserves. We value our inventory based on our cost. We adjust the value of our inventory to the extent that we believe our costs cannot be recovered due to obsolescence or other factors. In order to make these determinations, we use estimates of future demand and sales prices to determine appropriate inventory reserves and to make corresponding reductions in inventory values to reflect the lower of cost or net realizable value. In the event of a sudden significant decrease in demand for our products, or a higher incidence of inventory obsolescence, our results of operations could be materially impacted.
Warranties. We estimate warranty claims based on our historical information and the nature, frequency and average cost of claims of our various product lines, combined with our current understanding of existing claims, recall campaigns and discussions with our customers. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods. Due to the uncertainty and potential volatility of the factors contributing to developing estimates, changes in our assumptions could materially affect our results of operations.
Legal and Other Contingencies. The outcomes of legal proceedings and claims brought against us and other loss contingencies are subject to significant uncertainty. We establish legal contingency reserves when we determine that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In determining the appropriate accounting for loss contingencies, we consider the likelihood of loss or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss. We regularly evaluate current information available to us to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant judgment and such matters are unpredictable. We could incur judgments or enter into settlements for current or future claims that could materially impact our results of operations.
Impairment of Long-Lived Assets and Definite-Lived Intangible Assets.    We review, on at least a quarterly basis, the financial performance of each business unit for indicators of impairment. In reviewing for impairment indicators, we also consider events or changes in circumstances such as business prospects, customer retention, market trends, potential product obsolescence, competitive activities and other economic factors. An impairment loss is recognized when the carrying value of an asset group exceeds the future net undiscounted cash flows expected to be generated by that asset group. The impairment loss recognized is the amount by which the carrying value of the asset group exceeds its fair value.
Goodwill.    We assess goodwill for impairment at the reporting unit level on an annual basis as of October 1, after the annual planning process is complete. More frequent evaluations may be required if we experience changes in our business climate or as a result of other triggering events that take place. If the carrying value exceeds fair value, the asset is considered impaired and is reduced to its fair value.
In assessing goodwill for impairment, we may choose to initially evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, then an impairment analysis for goodwill is performed at the reporting unit level using a quantitative approach. The quantitative test is a comparison of the fair value of the reporting unit, determined using a combination of the income and market approaches, to its recorded amount. If the recorded amount exceeds the fair value, an impairment is recorded to reduce the carrying amount to fair value, but will not exceed the amount of goodwill that is recorded.

The process of evaluating goodwill for impairment is subjective and requires significant judgment at many points during the analysis. If we elect to perform an optional qualitative analysis, we consider many factors including, but not limited to, general economic conditions, industry and market conditions, financial performance and key business drivers, long-term operating plans, and potential changes to significant assumptions used in the most recent fair value analysis for the reporting unit. When performing a quantitative goodwill impairment test, we generally determine fair value using a combination of an income-based approach and a market-based approach. The fair value determination consists primarily of using significant unobservable inputs (Level 3) under the fair value measurement standards. We believe the most critical assumptions and estimates in determining the estimated fair value of our reporting units include, but are not limited to, the amounts and timing of expected future cash flows which is largely dependent on expected EBITDA margins, the discount rate applied to those cash flows, and terminal growth rates. The assumptions used in determining our expected future cash flows consider various factors such as historical operating trends and long-term operating strategies and initiatives. The discount rate used by each reporting unit is based on our assumption of a prudent investor’s required rate of return of assuming the risk of investing in a particular company. The terminal growth rate reflects the sustainable operating income a reporting unit could generate in a perpetual state as a function of revenue growth, inflation and future margin expectations. Future events and changing market conditions may, however, lead us to reevaluate the assumptions we have used to test for goodwill impairment, including key assumptions used in our expected EBITDA margins and cash flows, as well as other key assumptions with respect to matters out of our control, such as discount rates and market multiple comparables.
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
New Accounting Pronouncements
For information related to new accounting standards, see Note 3 of the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K.
ITEM 7A–QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices and interest rates. The following discussion provides additional detail regarding our exposure to these risks.
Commodity Price Risks
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. As of December 31, 2018, we had $147.5 million in raw material purchase commitments through December 2019 for materials that will be used in the production process, as compared to $58.7 million as of December 31, 2017. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.
Interest Rates
As of December 31, 2018, we had no floating rate debt outstanding under our Revolving Credit Facility and for 2018 we maintained no floating rate borrowings under our Revolving Credit Facility. In addition, as of December 31, 2018, we had outstanding borrowings under our Term Loan Credit Agreement, as amended, totaling $185.7 million that bear interest at a floating rate, subject to a minimum interest rate. Based on the average borrowings under our revolving facility and the outstanding indebtedness under our Term Loan Credit Agreement a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of $1.9 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.
Foreign Exchange Rates
We are subject to fluctuations in the British pound sterling and Mexican peso exchange rates that impact transactions with our foreign subsidiaries, as well as U.S. denominated transactions between these foreign subsidiaries and unrelated parties. A ten percent change in the British pound sterling or Mexican peso exchange rates would have an immaterial impact on results of operations. We do not hold or issue derivative financial instruments for speculative purposes.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wabash National Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wabash National Corporation (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with US generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company‘s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.
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
Indianapolis, Indiana
February 28, 2019

WABASH NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$132,690	$191,521
Accounts receivable, net	181,064	146,836
Inventories	184,404	180,735
Prepaid expenses and other	51,261	57,299
Total current assets	549,419	576,391
Property, plant, and equipment, net	206,991	195,363
Goodwill	311,084	317,464
Intangible assets	210,328	237,030
Other assets	26,571	25,265
Total assets	$1,304,393	$1,351,513
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$1,880	$46,020
Current portion of capital lease obligations	299	290
Accounts payable	153,113	108,448
Other accrued liabilities	116,384	128,910
Total current liabilities	271,676	283,668
Long-term debt	503,018	504,091
Capital lease obligations	714	1,012
Deferred income taxes	34,905	36,955
Other non-current liabilities	20,231	19,724
Total liabilities	830,544	845,450
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value: 200,000,000 shares authorized; 55,135,788 and 57,564,493 shares outstanding, respectively	744	737
Additional paid-in capital	629,039	653,435
Retained earnings	150,244	98,728
Accumulated other comprehensive loss	(3,343)	(2,385)
Treasury stock, at cost: 19,372,735 and 16,207,740 common shares, respectively	(302,835)	(244,452)
Total stockholders' equity	473,849	506,063
Total liabilities and stockholders' equity	$1,304,393	$1,351,513

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Net sales	$2,267,278	$1,767,161	$1,845,444
Cost of sales	1,983,627	1,506,286	1,519,910
Gross profit	283,651	260,875	325,534
General and administrative expenses	95,114	77,825	74,129
Selling expenses	33,046	25,588	27,270
Amortization of intangible assets	19,468	17,041	19,940
Acquisition expenses	68	9,605	—
Impairment	24,968	—	1,663
Income from operations	110,987	130,816	202,532
Other income (expense):
Interest expense	(28,759)	(16,400)	(15,663)
Other, net	13,776	8,122	(1,452)
Other expense, net	(14,983)	(8,278)	(17,115)
Income before income tax	96,004	122,538	185,417
Income tax expense	26,583	11,116	65,984
Net income	$69,421	$111,422	$119,433

Net income per share:
Basic	$1.22	$1.88	$1.87
Diluted	$1.19	$1.78	$1.82
Weighted average common shares outstanding (in thousands):
Basic	56,996	59,358	63,729
Diluted	58,430	62,599	65,762

Dividends declared per share	$0.305	$0.255	$0.060
The accompanying notes are an integral part of these Consolidated Statements

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$69,421	$111,422	$119,433
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment and other	(193)	462	(1,347)
Unrealized loss on derivative instruments	(765)	—	—
Total other comprehensive (loss) income	(958)	462	(1,347)
Comprehensive income	$68,463	$111,884	$118,086

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Losses	Treasury Stock	Total
	Shares	Amount

Balances at December 31, 2015	64,929,510	$715	$642,908	$(111,909)	$(1,500)	$(90,405)	$439,809
Net income for the year				119,433			119,433
Foreign currency translation and other					(1,347)		(1,347)
Stock-based compensation	615,066	6	12,031				12,037
Stock repurchase	(5,832,387)					(79,556)	(79,556)
Equity component of convertible senior notes repurchase			(18,883)				(18,883)
Common stock dividends				(3,933)			(3,933)
Common stock issued in connection with:
Stock option exercises	417,442	4	4,827				4,831
Balances at December 31, 2016	60,129,631	$725	$640,883	$3,591	$(2,847)	$(169,961)	$472,391
Net income for the year				111,422			111,422
Foreign currency translation and other					462		462
Stock-based compensation	650,218	7	10,422				10,429
Stock repurchase	(3,726,809)					(74,491)	(74,491)
Equity component of convertible senior notes repurchase			(3,655)				(3,655)
Common stock dividends				(16,285)			(16,285)
Common stock issued in connection with:
Stock option exercises	511,453	5	5,785				5,790
Balances at December 31, 2017	57,564,493	$737	$653,435	$98,728	$(2,385)	$(244,452)	$506,063
Net income for the year				69,421			69,421
Foreign currency translation and other					(193)		(193)
Stock-based compensation	404,628	6	10,163				10,169
Stock repurchase	(2,935,978)					(58,383)	(58,383)
Equity component of convertible senior notes repurchase			(35,519)				(35,519)
Common stock dividends				(17,905)			(17,905)
Unrealized loss on derivative instruments, net of tax					(765)		(765)
Common stock issued in connection with:
Stock option exercises	102,645	1	960				961
Balances at December 31, 2018	55,135,788	$744	$629,039	$150,244	$(3,343)	$(302,835)	$473,849

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$69,421	$111,422	$119,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,215	18,012	16,830
Amortization of intangibles	19,468	17,041	19,940
Net (gain) loss on sale of property, plant and equipment	(10,148)	(8,046)	101
Loss on debt extinguishment	280	799	1,895
Deferred income taxes	(2,976)	(14,682)	4,044
Stock-based compensation	10,169	10,429	12,038
Non-cash interest expense	1,745	2,258	3,475
Impairment of goodwill and other intangibles	24,968	—	1,663
Accounts receivable	(39,539)	31,943	(809)
Inventories	(18,713)	(13,158)	24,969
Prepaid expenses and other	4,548	(2,014)	(10,147)
Accounts payable and accrued liabilities	32,653	(963)	(13,002)
Other, net	(620)	(8,662)	(1,680)
Net cash provided by operating activities	112,471	144,379	178,750
Cash flows from investing activities
Capital expenditures	(34,009)	(26,056)	(20,342)
Proceeds from sale of property, plant and equipment	17,776	10,860	19
Acquisitions, net of cash acquired	—	(323,487)	—
Other, net	3,060	6,443	3,014
Net cash used in investing activities	(13,173)	(332,240)	(17,309)
Cash flows from financing activities
Proceeds from exercise of stock options	961	5,790	4,831
Borrowings under senior notes	—	325,000	—
Dividends paid	(17,768)	(15,315)	—
Borrowings under revolving credit facilities	937	713	618
Payments under revolving credit facilities	(937)	(713)	(618)
Principal payments under capital lease obligations	(290)	(600)	(779)
Proceeds from issuance of term loan credit facility	—	377,519	—
Principal payments under term loan credit facility	(1,880)	(386,577)	(1,928)
Principal payments under industrial revenue bond	(93)	(583)	(473)
Debt issuance costs paid	(476)	(6,783)	—
Convertible senior notes repurchase	(80,200)	(8,045)	(98,922)
Stock repurchase	(58,383)	(74,491)	(79,556)
Net cash provided by (used in) financing activities	(158,129)	215,915	(176,827)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(58,831)	28,054	(15,386)
Cash and cash equivalents at beginning of year	191,521	163,467	178,853
Cash and cash equivalents at end of year	$132,690	$191,521	$163,467
Supplemental disclosures of cash flow information:
Cash paid for interest	$27,386	$9,479	$12,656
Cash paid for income taxes	$24,243	$41,391	$68,870
The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS
Wabash National Corporation (the “Company,” “Wabash” or “Wabash National”) manufactures a diverse range of products including: dry freight and refrigerated trailers, platform trailers, bulk tank trailers, dry and refrigerated truck bodies, truck-mounted tanks, intermodal equipment, structural composite panels and products, trailer aerodynamic solutions, and specialty food grade and pharmaceutical equipment. Its innovative products are sold under the following brand names: Wabash National®, Beall®, Benson®, Brenner® Tank, Bulk Tank International, DuraPlate®, Extract Technology®, Supreme, Transcraft®, Walker Engineered Products, and Walker Transport.
2. SUMMARY OF SIGNFICANT ACCOUNTING POLICIES
Basis of Consolidation. The consolidated financial statements reflect the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany profits, transactions and balances have been eliminated in consolidation.
Reclassifications. Certain prior period amounts have been reclassified to conform to the current year presentation.
Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that directly affect the amounts reported in its consolidated financial statements and accompanying notes. Actual results could differ from these estimates.
Cash and Cash Equivalents. Cash and cash equivalents include all highly liquid investments with a maturity of three months or less at the time of purchase.
Accounts Receivable. Accounts receivable are shown net of allowance for doubtful accounts and primarily include trade receivables. The Company records and maintains a provision for doubtful accounts for customers based upon a variety of factors including the Company’s historical collection experience, the length of time the account has been outstanding and the financial condition of the customer. If the circumstances related to specific customers were to change, the Company’s estimates with respect to the collectability of the related accounts could be further adjusted. The Company’s policy is to write-off receivables when they are determined to be uncollectible. Provisions to the allowance for doubtful accounts are charged to Selling and General and Administrative Expenses in the Consolidated Statements of Operations. The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Years ended December 31,
	2018	2017	2016
Balance at beginning of year	$869	$951	$956
Provision	63	119	117
Write-offs, net of recoveries	(267)	(201)	(122)
Balance at end of year	$665	$869	$951
Inventories. Inventories are stated at the lower of cost, determined on either the first-in, first-out or average cost method, or net realizable value. The cost of manufactured inventory includes raw material, labor and overhead.
Prepaid Expenses and Other. Prepaid expenses and other as of December 31, 2018 and 2017 consists of the following (in thousands):

	December 31,
	2018	2017
Chassis converter pool agreements	$22,273	$18,326
Income tax receivables	9,872	10,821
Insurance premiums & maintenance agreements	3,313	6,860
Assets held for sale	3,039	10,777
All other	12,764	10,515
	$51,261	$57,299
Chassis converter pool agreements represent chassis transferred to the Company on a restricted basis by the manufacturer, who retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales to the manufacturer’s dealers. Assets held for sale are related to the Company’s locations which are being actively marketed for sale. Insurance premiums and maintenance agreements are charged to expense over the contractual life, which is generally one year or less. Other prepaid items consist primarily of costs in excess of billings on contracts for which the Company recognizes revenue on an over time basis and investments held by the Company’s captive insurance subsidiary.
Property, Plant and Equipment. Property, plant and equipment are recorded at cost, net of accumulated depreciation. Maintenance and repairs are charged to expense as incurred, while expenditures that extend the useful life of an asset are capitalized. Depreciation is recorded using the straight-line method over the estimated useful lives of the depreciable assets. The estimated useful lives are up to 33 years for buildings and building improvements and range from three to ten years for machinery and equipment.
Goodwill. Goodwill represents the excess purchase price over fair value of the net assets acquired. The Company reviews goodwill for impairment, at the reporting unit level, annually on October 1 and whenever events or changes in circumstances indicate its carrying value may not be recoverable. In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is reviewed for impairment utilizing either a qualitative assessment or a quantitative process.
The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity has an unconditional option to bypass the qualitative assessment in any period and proceed directly to performing the quantitative impairment test, which is the option the Company has historically chosen.
For reporting units in which the Company performs the quantitative analysis, the Company compares the carrying value, including goodwill, of each reporting unit with its estimated fair value. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is greater than the fair value, the difference is recognized as an impairment loss charged to the reporting unit. After an impairment loss is recognized, the adjusted carrying amount of goodwill shall be its new accounting basis.
In the third quarter of 2018, the Aviation and Truck Equipment (“AVTE”) reporting unit within the Diversified Products reportable segment did not perform in-line with forecasted results driven by unfavorable market conditions that we believe will continue to impact the reporting unit for the foreseeable future. As a result, an indicator of impairment was identified, and we performed an interim quantitative assessment as of September 30, 2018, utilizing a combination of the income and market approaches. The results of the quantitative analysis indicated the carrying value of the reporting unit exceeded the fair value of the reporting unit and, accordingly, a goodwill impairment of $4.9 million was recorded
The Company exercised its unconditional option to bypass the qualitative assessment of goodwill for all of its reporting units and instead prepared a quantitative assessment to estimate the fair value of each reporting unit at the annual testing date of October 1, 2018 utilizing a combination of the income approach and the market approach, weighted equally. Based on the quantitative assessment performed, all of the Company’s reporting units substantially exceeded their carrying values; as such, there is no goodwill impairment as a result of the 2018 annual goodwill impairment test.
Long-Lived Assets. Long-lived assets, consisting primarily of intangible assets and property, plant and equipment, are reviewed for impairment whenever facts and circumstances indicate that the carrying amount may not be recoverable. Specifically, this process involves comparing an asset’s carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life. If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations. Fair value is determined based upon discounted cash flows or appraisals as appropriate.
In the third quarter of 2018, due to the impairment indicators noted above related to the AVTE reporting unit with the Diversified Products reportable segment, the Company performed an interim impairment assessment of the long-lived assets of the AVTE reporting unit, including intangible assets and property, plant and equipment. Based on the results of our analysis it was determined that the carrying values of the trade names and property, plant and equipment of the AVTE reporting unit exceeded their fair values and, accordingly, an asset impairment charge totaling $7.1 million was recorded.
Aviation and Truck Equipment Impairments. On January 22, 2019 the Company announced the divestiture of the AVTE business. Refer to Note 22, Subsequent Events, for more details on the transaction. In the fourth quarter of 2018, with the financial framework of the agreement to sell the AVTE business largely agreed to with the buyers, the Company evaluated the remaining assets of AVTE for impairment based on the economics of the, then proposed, transaction. As a result of the Company’s impairment analysis, an impairment of $13.0 million was recorded to fully impair all current assets of the AVTE business.
Other Assets. The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized software is amortized using the straight-line method over three to seven years. As of December 31, 2018 and 2017, the Company had software costs, net of amortization, of $7.9 million and $7.3 million, respectively. Amortization expense for 2018, 2017, and 2016 was $1.5 million, $1.3 million, and $1.0 million, respectively.

Warranties. The Company offers a limited warranty for its products with a coverage period that ranges between one and five years, except that the coverage period for DuraPlate® trailer panels is ten years. The Company passes through component manufacturers’ warranties to our customers. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.
The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2018	2017
Balance as of January 1	$20,132	$20,520
Provision for warranties issued in current year	8,026	5,873
Liability adjustment due to divestiture of business	(420)	—
Supreme acquisition	—	1,421
Provision for pre-existing warranties	—	(970)
Payments	(5,491)	(6,712)
Balance as of December 31	$22,247	$20,132
Self Insured Liabilities. The Company is self-insured up to specified limits for medical and workers’ compensation coverage. The self-insurance reserves have been recorded to reflect the undiscounted estimated liabilities, including claims incurred but not reported, as well as catastrophic claims as appropriate.
The following table presents the changes in the self-insurance accrual included in Other Accrued Liabilities (in thousands):

	2018	2017
Balance as of January 1	$9,996	$8,387
Expense	66,493	38,817
Supreme Acquisition	—	2,555
Payments	(66,599)	(39,763)
Balance as of December 31	$9,890	$9,996
Income Taxes. The Company determines its provision or benefit for income taxes under the asset and liability method. The asset and liability method measures the expected tax impact at current enacted rates of future taxable income or deductions resulting from differences in the tax and financial reporting basis of assets and liabilities reflected in the Consolidated Balance Sheets. Future tax benefits of tax losses and credit carryforwards are recognized as deferred tax assets. Deferred tax assets are reduced by a valuation allowance to the extent management determines that it is more-likely-than-not the Company would not realize the value of these assets.
The Company accounts for income tax contingencies by prescribing a “more-likely-than-not” recognition threshold that a tax position is required to meet before being recognized in the financial statements.
Used Trailer Trade Commitments. The Company may accept trade-in of used trailers when a customer enters into a contract to purchase a new trailer. However, in the contracts for the sale of the new trailers, there is no commitment to repurchase that trailer or a similar trailer in the future. The Company acquired used trailers on trade of $3.2 million, $9.5 million, and $4.6 million in 2018, 2017, and 2016, respectively. As of December 31, 2018, the Company had no outstanding trade commitments and $3.2 million as of December 31, 2017, which also represented the estimated net realizable value of the underlying used trailer. On occasion, the amount of the trade allowance provided for in the used trailer commitments, or cost, may exceed the net realizable value of the underlying used trailer. In these instances, the Company’s policy is to recognize the loss related to these commitments at the time the new trailer revenue is recognized. Net realizable value of used trailers is measured considering market sales data for comparable types of trailers.
Concentration of Credit Risk. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents and customer receivables. We place our cash and cash equivalents with high quality financial institutions. Generally, we do not require collateral or other security to support customer receivables.
Research and Development. Research and development expenses are charged to Cost of Sales and General and Administrative Expenses in the Consolidated Statements of Operations as incurred and were $8.8 million, $3.9 million and $6.4 million in 2018, 2017 and 2016, respectively.

3. NEW ACCOUNTING PRONOUNCEMENTS
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  We have identified our existing lease contracts and have entered data within the contracts needed for the calculation of the right of use assets and lease liabilities into software to build our repository of lease contracts and to assist us with the accounting entries. This guidance is effective for the Company as of January 1, 2019. The FASB has issued further ASUs related to the standard providing an optional transition method allowing entities to not recast comparative periods. The Company intends to use the optional transition method and, as such, recognize the effects of applying the new standard as a cumulative-effect adjustment to retained earnings as of January 1, 2019. The Company plans to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. Wabash will not reassess whether any contracts entered into prior to adoption are leases. On adoption, we currently expect to record right of use assets and lease liabilities in the range of $9.2 million to $10.2 million, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-4”). ASU 2017-4 eliminates Step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment loss will instead be measured at the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company early adopted ASU 2017-04 in the third quarter of 2018. The company recognized a $4.9 million goodwill impairment charge during the three months ended September 30, 2018 (refer to Note 6 for more information).
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The new standard is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted in any fiscal year or interim period before the effective date. The Company early adopted ASU 2017-12 in the fourth quarter of 2018.
4. REVENUE RECOGNITION
The Company adopted Financial Accounting Standards Board Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective January 1, 2018. The adoption of Topic 606 did not have a material impact on the consolidated financial statements. The Company recognizes revenue from the sale of its products when obligations under the terms of a contract with our customers are satisfied; this occurs with the transfer of control of our products and replacement parts or throughout the completion of service work. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring promised goods or services to a customer and excludes all taxes collected from the customer. Shipping and handling fees are included in Net Sales and the associated costs included in Cost of Sales in the Consolidated Statements of Operations. For shipping and handling costs that take place after the transfer of control, the Company is applying the practical expedient and treating it as a fulfillment cost. Incidental items that are immaterial in the context of the contract are recognized as expense. For performance obligations satisfied over time, which include certain equipment-related sales within our Diversified Products reportable segment that have no alternative use and contain an enforceable right to payment, as well as service work whereby the customer simultaneously receives and consumes the benefits provided, the Company recognizes revenue on the basis of the Company’s efforts or inputs to the satisfaction of these performance obligations, measured by actual total cost incurred to the total estimated costs for each project. Total revenue recognized over time was not material to the consolidated financial statements for all periods presented.
The Company has identified three separate and distinct performance obligations: 1) the sale of a trailer or equipment, 2) the sale of replacement parts, and 3) service work. For trailer, truck body, equipment, and replacement part sales, control is transferred and revenue is recognized from the sale upon shipment to or pick up by the customer in accordance with the contract terms. The Company does not have any material extended payment terms as payment is received shortly after the point of sale. Accounts receivable are recorded when the right to consideration becomes unconditional. The Company does have customers who pay for the product prior to the transfer of control which is recorded as customer deposits in Other Accrued Liabilities as shown in Note

9. Customer deposits are recognized as revenue when the Company performs its obligations under the contract and transfers control of the product.
5. ACQUISITION OF SUPREME INDUSTRIES, INC.
On September 27, 2017, the Company completed the acquisition of Supreme Industries, Inc. (“Supreme”) following a cash tender offer by the Company for all outstanding shares of Supreme’s Class A and Class B common stock for $21 per share for an aggregate consideration paid of $360.4 million. The Company financed the Supreme acquisition and related fees and expenses using the proceeds of the Company’s $325 million offering in aggregate principal amount of 5.50% senior unsecured notes due 2025 (as described in further detail in Note 10) and available cash and cash equivalents.
Supreme is one of the nation’s leading manufacturers of specialized commercial vehicles, including cutaway and dry-freight van bodies, refrigerated units, and stake bodies. Supreme has manufacturing facilities in Goshen and Ligonier, Indiana; Jonestown, Pennsylvania; Cleburne, Texas; Griffin, Georgia; and Moreno Valley, California. Supreme is part of our Final Mile Products segment created by the Company in the fourth quarter of 2017. This acquisition allows the Company to accelerate our growth and greatly expand our presence in the final mile space, with increased distribution paths and greater customer reach, and supports the Company’s objective to transform it into a more diversified industrial manufacturer.
The Company incurred various costs related to the Supreme acquisition including fees paid to an investment banker for acquisition services and the related bridge financing commitment as well as professional fees for diligence, legal and accounting totaling $0.1 million and $9.6 million for the twelve month periods ending December 31, 2018 and 2017, respectively. These costs have been recorded as Acquisition Expenses in the Consolidated Statements of Operations.
The aggregate purchase price of $360.4 million was allocated to the opening balance sheet of Supreme at September 27, 2017, the date of acquisition, as follows (in thousands):

Acquisition Date
Cash	$36,878
Accounts receivable	25,196
Inventories	33,471
Prepaid expense and other	23,916
Property, plant, and equipment	59,891
Intangible assets	161,200
Goodwill	167,714
Other assets	127
Total assets acquired	508,393
Current portion of long-term debt	7,167
Accounts payable	10,546
Other accrued liabilities	55,518
Deferred income taxes	71,880
Long-term liabilities	2,918
Total liabilities assumed	148,029
Net assets acquired	$360,364

Acquisition, net of cash acquired	$323,486
Intangible assets of $161.2 million were recorded as a result of the acquisition and consist of the following (in thousands):

	Amount	Useful Life
Tradename	$20,000	20 years
Customer relationships	139,000	15 years
Backlog	2,200	Less than 1 year
	$161,200

Goodwill of $167.7 million was recorded as a result of the acquisition. The amount recorded as goodwill for the Supreme acquisition is not deductible for tax purposes. Goodwill, calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized, is comprised of operational synergies that are expected to be realized in both the short and long-term and the opportunity to enter new market sectors with higher margin potential, which will enable us to deliver greater value to our customers and shareholders. During 2018, the Company made certain adjustments to its purchase price allocation to adjust tax obligations, inventory, accrued liabilities, and accounts receivable, which resulted in a $1.5 million decrease in goodwill.
Unaudited Pro forma Results
The results of Supreme are included in the Consolidated Statements of Operations from the date of acquisition, including $347.3 million and $67.1 million in net sales for the years ended December 31, 2018 and 2017, respectively, and net income of $13.3 million and a net loss of $1.6 million for the year ended December 31, 2018 and 2017, respectively. The following unaudited pro forma information is shown below as if the acquisition of Supreme had been completed as of the beginning of the earliest period presented (in thousands):

	Year Ended December 31,
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
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill.
During the fourth quarters of 2018, 2017, and 2016, the Company completed its goodwill impairment test using the quantitative assessment. During the second quarter of 2016, in connection with the realignment of the Company’s reporting segments, the Company performed an analysis to determine the allocations of goodwill and test for impairment. Based on these assessments, it determined that the portion of goodwill allocated to the retail branch operations was impaired as the fair value of the reporting unit did not exceed its carrying value resulting in an impairment charge for the Commercial Trailer Products reporting segment of $1.7 million. During the third quarter of 2018, the Company performed an interim impairment analysis after identifying indicators of impairment based on the results of the Aviation and Truck Equipment reporting unit. Based on this assessment, it was determined that all of the goodwill allocated to the Aviation and Truck Equipment reporting unit was impaired resulting in an impairment charge for the Diversified Products reporting segment of $4.9 million. Based on all other assessments performed in each of the last three years, the Company believed it was more likely than not that the fair value of its reporting units were greater than their carrying amount and no additional impairment of goodwill was recognized.

For the year ended December 31, 2018, the changes in the carrying amounts of goodwill were as follows (in thousands):

	Commercial Trailer Products	Diversified Products	Final Mile Products	Total
Balance at December 31, 2016
Goodwill	$4,288	$145,742	$—	$150,030
Accumulated impairment losses	(1,663)	—	—	(1,663)
Net balance at December 31, 2016	2,625	145,742	—	148,367
Acquisition of Supreme	—	—	169,235	169,235
Effects of foreign currency	—	(138)	—	(138)
Goodwill impairments during 2017	—	—	—	—
Balance at December 31, 2017
Goodwill	4,288	145,604	169,235	319,127
Accumulated impairment losses	(1,663)	—	—	(1,663)
Net balance as of December 31, 2017	2,625	145,604	169,235	317,464
Acquisition of Supreme	—	—	(1,520)	(1,520)
Effects of foreign currency	—	84	—	84
Goodwill impairments during 2018	—	(4,944)	—	(4,944)
Balance as of December 31, 2018
Goodwill	4,288	145,688	167,715	317,691
Accumulated impairment losses	(1,663)	(4,944)	—	(6,607)
Net balance as of December 31, 2018	$2,625	$140,744	$167,715	$311,084
Intangible Assets.
As of December 31, 2018, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Tradenames and trademarks	20 years	$53,103	$(15,307)	$37,796
Customer relationships	13 years	282,736	(116,222)	166,514
Technology	12 years	14,045	(8,027)	6,018
Total		$349,884	$(139,556)	$210,328
As of December 31, 2017, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Tradenames and trademarks	20 years	$57,894	$(14,034)	$43,860
Customer relationships	10 years	290,415	(105,567)	184,848
Technology	12 years	16,517	(8,694)	7,823
Backlog	less than 1 year	2,200	(1,701)	499
Total		$367,026	$(129,996)	$237,030
Intangible asset amortization expense was $19.5 million, $17.0 million, and $19.9 million for 2018, 2017, and 2016, respectively. Annual intangible asset amortization expense for the next 5 fiscal years is estimated to be $20.6 million in 2019; $22.1 million in 2020; $23.4 million in 2021; $18.1 million in 2022; and $15.6 million in 2023.

7. INVENTORIES
Inventories, net of reserves, consist of the following (in thousands):

	December 31,
	2018	2017
Raw materials and components	$115,083	$83,834
Finished goods	48,698	54,000
Work in progress	13,119	29,123
Used trailers	1,083	7,330
Aftermarket parts	6,421	6,448
	$184,404	$180,735
8. PROPERTY, PLANT AND EQUIPMENT
Depreciation expense, which is recorded in Cost of Sales and General and Administrative Expenses in the Consolidated Statements of Operations, as appropriate, on property, plant and equipment was $19.7 million, $16.7 million, and $15.9 million in 2018, 2017, and 2016, respectively, and includes amortization of assets recorded in connection with the Company’s capital lease agreements. As of December 31, 2018 and 2017, the assets related to the Company’s capital lease agreements are recorded within Property, Plant and Equipment in the Consolidated Balance Sheet for the amount of $2.8 million and $3.2 million, respectively, net of accumulated depreciation of $1.9 million and $1.4 million, respectively.
Property, plant and equipment consist of the following (in thousands):

	December 31,
	2018	2017
Land	$35,485	$34,493
Buildings and building improvements	141,098	139,636
Machinery and equipment	266,803	254,544
Construction in progress	31,772	17,672
	475,158	446,345
Less: accumulated depreciation	(268,167)	(250,982)
	$206,991	$195,363
9. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other Accrued Liabilities (in thousands):

	December 31,
	2018	2017
Customer deposits	$23,483	$26,059
Chassis converter pool agreements	22,273	18,326
Warranty	22,247	20,132
Payroll and related taxes	16,096	27,840
Self-insurance	9,890	9,996
Accrued taxes	7,653	9,224
All other	14,742	17,333
	$116,384	$128,910

10. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	December 31, 2018	December 31, 2017
Senior notes due 2025	$325,000	$325,000
Term loan credit agreement	185,699	187,579
Convertible senior notes due 2018	—	44,561
Other debt	—	93
	510,699	557,233
Less: unamortized discount and fees	(5,801)	(7,122)
Less: current portion	(1,880)	(46,020)
	$503,018	$504,091
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
During 2018, the Company used $80.2 million in cash, excluding interest, to settle $44.6 million in principal of the Convertible Notes of which none were converted to common shares. The excess of the cash settlement amount over the principal value of the Convertible Notes was accounted for as a reacquisition of equity, resulting in a $35.5 million reduction to additional paid-in capital during 2018. For the years ended December 31, 2018 and 2017, the Company recognized a loss on debt extinguishment of $0.2 million and $0.1 million, respectively related to settlements and the retirement of the Convertible Notes, which is included in Other, net on the Company’s Consolidated Statements of Operations.
Contractual coupon interest expense and accretion of discount and fees on the liability component for the Convertible Notes for the years ended December 31, 2018, 2017 and 2016 included in Interest Expense on the Company’s Consolidated Statements of Operations were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Contractual coupon interest expense	$470	$1,570	$3,198
Accretion of discount and fees on the liability component	$461	$1,537	$2,902
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
The indenture for the Senior Notes restricts the Company’s ability and the ability of certain of its subsidiaries to: (i)incur additional indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, its capital stock or with respect to any other interest or participation in, or measured by, its profits; (iii) make loans and certain investments; (iv)sell assets; (v) create or incur liens; (vi) enter into transactions with affiliates; and (vii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications. During any time when the Senior Notes are rated investment grade by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no event of default has occurred or is continuing, many of such covenants will be suspended and the Company and its subsidiaries will not be subject to such covenants during such period.
The indenture for the Senior Notes contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of December 31, 2018, the Company was in compliance with all covenants.
Contractual coupon interest expense and accretion of discount and fees for the Senior Notes for the years ended December 31, 2018 and 2017, was $18.5 million and $4.8 million, respectively and is included in Interest Expense on the Company’s Consolidated Statements of Operations.
Revolving Credit Agreement
On December 21, 2018, the Company entered into the Second Amended and Restated Credit Agreement (the “Revolving Credit Agreement”), among the Company, certain of its subsidiaries as borrowers (together with the Company, the “Borrowers”), the lenders from time to time party thereto, Wells Fargo Capital Finance, LLC, as the administrative agent, joint lead arranger and joint bookrunner (the “Revolver Agent”), and Citizens Business Capital, a division of Citizens Asset Finance, Inc., as syndication agent, joint lead arranger and joint bookrunner, which amended and restated the Company’s existing amended and restated revolving credit agreement, dated as of May 8, 2012.
The Revolving Credit Agreement is guaranteed by certain subsidiaries of the Company (the “Revolver Guarantors”) and is secured by (i) first priority security interests (subject only to customary permitted liens and certain other permitted liens) in substantially all personal property of the Borrowers and the Revolver Guarantors, consisting of accounts receivable, inventory, cash, deposit and securities accounts and any cash or other assets in such accounts and, to the extent evidencing or otherwise related to such property, all general intangibles, licenses, intercompany debt, letter of credit rights, commercial tort claims, chattel paper, instruments, supporting obligations, documents and payment intangibles (collectively, the “Revolver Priority Collateral”), and (ii) second-priority liens on and security interests in (subject only to the liens securing the Term Loan Credit Agreement (as defined below), customary permitted liens and certain other permitted liens) (A) equity interests of each direct subsidiary held by the Borrowers and each Revolver Guarantor (subject to customary limitations in the case of the equity of foreign subsidiaries), and (B) substantially all other tangible and intangible assets of the Borrowers and the Revolver Guarantors including equipment, general intangibles, intercompany notes, insurance policies, investment property and intellectual property (in each case, except to the extent constituting Revolver Priority Collateral), but excluding real property (collectively, including certain material owned real property that does not constitute collateral under the Revolving Credit Agreement, the “Term Priority Collateral”). The respective priorities of the security interests securing the Revolving Credit Agreement and the Term Loan Credit Agreement are governed by an Intercreditor Agreement, dated as of May 8, 2012, between the Revolver Agent and the Term Agent (as defined below), as amended (the “Intercreditor Agreement”). The Revolving Credit Agreement has a scheduled maturity date of December 21, 2023, subject to certain springing maturity events.
Under the Revolving Credit Agreement, the lenders agree to make available to the Company a $175 million revolving credit facility. The Company has the option to increase the total commitment under the facility to up to $275 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the Revolving Credit Agreement, to provide such increased amounts. Availability under the Revolving Credit Agreement will be based upon quarterly (or more frequent under certain circumstances) borrowing base certifications of the Borrowers’ eligible inventory and eligible accounts receivable, and will be reduced by certain reserves in effect from time to time. Subject to availability, the Revolving Credit Agreement provides for a letter of credit subfacility in an amount not in excess of $15 million, and allows for swingline loans in an amount not in excess of $17.5 million. Outstanding borrowings under the Revolving Credit agreement will bear interest at an annual rate, at the Borrowers’ election, equal to (i) LIBOR plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the revolving loan facility. The Borrowers are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of the Revolver Agent and the lenders.
The Revolving Credit Agreement contains customary covenants limiting the ability of the Company and certain of its affiliates to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, the Company will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months (commencing with the month ending December 31, 2018) when excess availability under the Revolving Credit Agreement is less than 10% of the total revolving commitment.
If availability under the Revolving Credit Agreement is less than 15% of the total revolving commitment or if there exists an event of default, amounts in any of the Borrowers’ and the Revolver Guarantors’ deposit accounts (other than certain excluded accounts) will be transferred daily into a blocked account held by the Revolver Agent and applied to reduce the outstanding amounts under the facility.
Subject to the terms of the Intercreditor Agreement, if the covenants under the Revolving Credit Agreement are breached, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral. Other customary events of default in the Revolving Credit Agreement include, without limitation, failure to pay obligations when due, initiation of insolvency proceedings, defaults on certain other indebtedness, and the incurrence of certain judgments that are not stayed, satisfied, bonded or discharged within 30 days.
In connection with the Second Amended and Restated Credit Agreement, the Company recognized a loss on debt extinguishment of $0.1 million during 2018, which is included in Other, net on the Company’s Consolidated Statements of Operations. As of December 31, 2018 and 2017, the Company had no outstanding borrowings under the Credit Agreement and was in compliance with all covenants. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Facility, amounted to $299.5 million as of December 31, 2018 and $361.2 million as of December 31, 2017.
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

The Term Loan Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets. Subject to the terms of the Intercreditor Agreement, if the covenants under the Term Loan Credit Agreement are breached, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral. Other customary events of default in the Term Loan Credit Agreement include, without limitation, failure to pay obligations when due, initiation of insolvency proceedings, defaults on certain other indebtedness, and the incurrence of certain judgments that are not stayed, satisfied, bonded or discharged within 60 days. As of December 31, 2018, the Company was in compliance with all covenants.
For the years ended December 31, 2018, 2017 and 2016, under the Term Loan Credit Agreement the Company paid interest of $8.0 million, $7.4 million and $8.3 million, respectively, and principal of $1.9 million in each period. In connection with Amendment No. 3 and Amendment No. 5, the Company recognized a loss on debt extinguishment of $0.7 million during 2017 which is included in Other, net on the Company’s Consolidated Statements of Operations. As of December 31, 2018, the Company had $185.7 million outstanding under the Term Loan Credit Agreement, of which $1.9 million was classified as current on the Company’s Consolidated Balance Sheet.
For the years ended December 31, 2018, 2017 and 2016, the Company incurred charges of $0.2 million in each period for amortization of fees and original issuance discount which is included in Interest Expense in the Consolidated Statements of Operations.
11. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
As of December 31, 2018, the Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $33.8 million. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.
At inception, the Company designated the commodity swap contracts as cash flow hedges. The contracts mature at specified monthly settlement dates through December 2019. The effective portion of the hedging transaction is recognized in Accumulated Other Comprehensive Income (“AOCI”) and transferred to earnings when the forecasted hedged transaction takes place or when the forecasted hedged transaction is no longer probable to occur.
Financial Statement Presentation
As of December 31, 2018 and 2017, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	December 31, 2018	December 31, 2017
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$17	$—
Commodity swap contracts	Other accrued liabilities	(1,146)	—
Total derivatives designated as hedging instruments		$(1,129)	$—
The following table summarizes the gain or loss recognized in AOCI as of December 31, 2018 and 2017 and the amounts reclassified from AOCI into earnings for the years ended December 31, 2018 and 2017 (in thousands):

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings
				Year Ended December 31,
	December 31, 2018	December 31, 2017		2018	2017	2016
Derivatives instruments
Commodity swap contracts	$(765)	$—	Cost of sales	$142	$—	$—

Over the next 12 months, the Company expects to reclassify approximately $1.0 million of pretax deferred losses, related to the commodity swap contracts, from AOCI to cost of sales as inventory purchases are settled.
12. LEASE ARRANGEMENTS
The Company leases office space, manufacturing, warehouse and service facilities and equipment for varying periods under both operating and capital lease agreements. Future minimum lease payments required under these lease commitments as of December 31, 2018 are as follows (in thousands):

	Capital Leases	Operating Leases
2019	$361	$3,253
2020	361	2,612
2021	361	2,095
2022	30	862
2023	—	649
Thereafter	—	1,733
Total minimum lease payments	$1,113	$11,204
Interest	(100)
Present value of net minimum lease payments	$1,013
Total rental expense was $8.1 million, $6.5 million, and $6.2 million for 2018, 2017, and 2016, respectively.
13. FAIR VALUE MEASUREMENTS
The Company’s fair value measurements are based upon a three-level valuation hierarchy. These valuation techniques are based upon the transparency of inputs (observable and unobservable) to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

▪	Level 1 — Valuation is based on quoted prices for identical assets or liabilities in active markets;

▪
Level 2 — Valuation is based on quoted prices for similar assets or liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for the full term of the financial instrument; and

▪	Level 3 — Valuation is based upon other unobservable inputs that are significant to the fair value measurement.
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
The investments purchased by the Company include mutual funds, which are classified as Level 1, and life-insurance contracts valued based on the performance of underlying mutual funds, which are classified as Level 2. Additionally, upon the Company’s acquisition of Supreme, the Company acquired a pool of investments made by a wholly owned captive insurance subsidiary. These investments are comprised of mutual funds, which are classified as Level 1.
The fair value of the Company’s derivatives is estimated with a market approach using third-party pricing services, which have been corroborated with data from active markets or broker quotes.

Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Commodity swap contracts	Recurring	$(1,129)	$—	$(1,129)	$—
Mutual funds	Recurring	$4,140	$4,140	$—	$—
Life-insurance contracts	Recurring	$15,333	$—	$15,333	$—
December 31, 2017
Commodity swap contracts	Recurring	$—	$—	$—	$—
Mutual funds	Recurring	$4,284	$4,284	$—	$—
Life-insurance contracts	Recurring	$13,806	$—	$13,806	$—
Estimated Fair Value of Debt
The estimated fair value of debt at December 31, 2018 consists primarily of the Senior Notes due 2025 and borrowings under the Term Loan Credit Agreement (see Note 10). The fair value of the Senior Notes due 2025, Term Loan Credit Agreement, and the Revolving Credit Facility are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Revolving Credit Facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings. All other debt and capital lease obligations approximate their fair value as determined by discounted cash flows and are classified as Level 3.
The Company’s carrying and estimated fair value of debt at December 31, 2018 and December 31, 2017 were as follows (in thousands):

	December 31, 2018				December 31, 2017
		Fair Value				Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Instrument
Senior notes due 2025	$319,941	$—	$278,688	$—	$319,377	$—	$328,250	$—
Term loan credit agreement	184,957	—	181,985	—	186,620	—	188,048	—
Convertible senior notes due 2018	—	—	—	—	44,046	—	83,605	—
Other debt	—	—	—	—	67	—	—	67
Capital lease obligations	1,013	—	—	1,013	1,302	—	—	1,302
	$505,911	$—	$460,673	$1,013	$551,412	$—	$599,903	$1,369
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at the carrying value, net of unamortized premium or discount and unamortized deferred financing costs in the financial statements.

14.	COMMITMENTS AND CONTINGENCIES
a.    Litigation
As of December 31, 2018, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, in connection with the conduct of its business activities, in various jurisdictions, both in the United States and internationally. On the basis of information currently available to it, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and Administrative Expenses in the Consolidated Statements of Operations.
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
Supreme Litigation
Prior to the Company’s acquisition of Supreme, on November 4, 2016, a putative class action lawsuit was filed against Supreme Corporation, Mark D. Weber (Supreme’s former Chief Executive Officer) and Matthew W. Long (Supreme’s former Chief Financial Officer) in the United States District Court for the Central District of California alleging the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 by making material, misleading statements in July 2016 regarding projected backlog. The plaintiff seeks to recover unspecified damages. On February 14, 2017, the court transferred the venue of the case to the Northern District of Indiana upon the joint stipulation of the plaintiff and the defendants. An amended complaint was filed on April 24, 2017 challenging statements made during a putative class period of October 22, 2015, through October 21, 2016.
On May 24, 2018, the Court granted Supreme’s motion to dismiss all claims for failure to state a claim. On July 13, 2018, the plaintiffs filed a second amended complaint. On August 24, 2018, the Company filed a second motion to dismiss for failure to state a claim, and requested dismissal with prejudice. The motion to dismiss is fully briefed and pending a ruling from the Court. The case is stayed as to discovery. Due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable; however, at this time, management believes that the allegations are without merit and is vigorously defending the matter. As a result, management does not believe this matter will have a material adverse effect on the Company’s financial condition or results of operations.
b.    Environmental Litigation Commitments and Contingencies
The Company generates and handles certain material, wastes and emissions in the normal course of operations that are subject to various and evolving federal, state and local environmental laws and regulations.
The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of December 31, 2018, the Company had reserved estimated remediation costs of $0.1 million for activities at existing and former properties which are recorded within Other Accrued Liabilities on the Consolidated Balance Sheet.
c.    Letters of Credit
As of December 31, 2018, the Company had standby letters of credit totaling $8.2 million issued in connection with workers compensation claims and surety bonds.
d.    Purchase Commitments
The Company has $147.5 million in purchase commitments at December 2018 for various raw material commodities, including aluminum, steel and nickel as well as other raw material components which are within normal production requirements.
e.    Chassis Converter Pool Agreements
The Company, through Supreme, obtains most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements.  Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of December 31, 2018 the Company’s outstanding chassis converter pool with the manufacturer totaled $22.3 million and has included this financing agreement on the Company’s Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs through its Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $5.5 million, which is not included on the Company’s Consolidated Balance Sheets.  Under these agreements, if the chassis is not delivered to a customer within a specified time frame the Company is required to pay a finance or storage charge on the chassis.  Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.
15. PER SHARE OF COMMON STOCK
Per share results have been calculated based on the average number of common shares outstanding. The calculation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Basic net income per share:
Net income applicable to common stockholders	$69,421	$111,422	$119,433
Weighted average common shares outstanding	56,996	59,358	63,729
Basic net income per share	$1.22	$1.88	$1.87

Diluted net income per share:
Net income applicable to common stockholders	$69,421	$111,422	$119,433

Weighted average common shares outstanding	56,996	59,358	63,729
Dilutive shares from assumed conversion of convertible senior notes	455	1,726	794
Dilutive stock options and restricted stock	979	1,515	1,239
Diluted weighted average common shares outstanding	58,430	62,599	65,762
Diluted net income per share	$1.19	$1.78	$1.82
For the period ending December 31, 2018 and 2017, there were no options excluded from average diluted shares outstanding as the average market price of the common shares was greater than the exercise price. The period ended December 31, 2016 excludes options to purchase common shares totaling 503, because the exercise prices were greater than the average market price of the common shares. In addition, the calculation of diluted net income per share for each period includes the impact of the Company’s Convertible Senior Notes as the average stock price of the Company’s common stock during these periods was above the initial conversion price of approximately $11.70 per share.
16. STOCK-BASED COMPENSATION
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
The Company recognizes all share-based awards to eligible employees based upon their fair value. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. Total stock-based compensation expense was $10.2 million, $10.4 million and $12.0 million in 2018, 2017 and 2016, respectively.

The amount of compensation costs related to nonvested stock options and restricted stock not yet recognized was $13.7 million at December 31, 2018, for which the weighted average remaining life was 1.8 years.
Restricted Stock
Restricted stock awards vest over a period of one to three years and may be based on the achievement of specific financial performance metrics. These shares are valued at the market price on the date of grant and are forfeitable in the event of terminated employment prior to vesting.
A summary of all restricted stock activity during 2018 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Outstanding at December 31, 2017	1,845,627	$17.11
Granted	593,705	24.79
Vested	(633,645)	16.49
Forfeited	(310,123)	18.50
Restricted Stock Outstanding at December 31, 2018	1,495,564	$20.77
During 2018, 2017 and 2016, the Company granted 593,705, 794,700 and 1,105,010 shares of restricted stock, respectively, with aggregate fair values on the date of grant of $14.6 million, $17.2 million and $14.7 million, respectively. The total fair value of restricted stock that vested during 2018, 2017 and 2016 was $15.0 million, $13.5 million and $7.4 million, respectively.
Stock Options
Stock options are awarded with an exercise price equal to the market price of the underlying stock on the date of grant, become fully exercisable three years after the date of grant and expire ten years after the date of grant. No stock options have been granted by the Company since February 2015.
A summary of all stock option activity during 2018 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)
Options Outstanding at December 31, 2017	753,038	$10.96	4.4	$8.1
Exercised	(102,645)	$9.37		$1.5
Forfeited	(3,000)	$13.74
Expired	(13,800)	$8.57
Options Outstanding at December 31, 2018	633,593	$11.26	3.8	$1.3

Options Exercisable at December 31, 2018	633,593	$11.26	3.8	$1.3
The total intrinsic value of stock options exercised during 2018, 2017 and 2016 was $1.5 million, $4.4 million and $1.3 million, respectively.
17. STOCKHOLDERS’ EQUITY
Share Repurchase Program
On November 14, 2018, the Board of Directors approved the extension of the Company’s existing stock repurchase program for an additional three-year period and authorizing up to an additional $100 million in repurchases. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of December 31, 2018, $100.0 million remained available under the program.

Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.
Accumulated Other Comprehensive Income
Changes in AOCI by component, net of tax, for the years ended December 31, 2018, 2017, and 2016 are summarized as follows (in thousands):

	Foreign Currency Translation and Other	Derivative Instruments	Total
Balances at December 31, 2015	$(1,500)	$—	$(1,500)
Net unrealized gains (losses) arising during the period	(1,347)	—	(1,347)
Less: Net realized gains (losses) reclassified to net income	—	—	—
Net change during the period	(1,347)	—	(1,347)
Balances at December 31, 2016	(2,847)	—	(2,847)
Net unrealized gains (losses) arising during the period	462	—	462
Less: Net realized gains (losses) reclassified to net income	—	—	—
Net change during the period	462	—	462
Balances at December 31, 2017	(2,385)	—	(2,385)
Net unrealized gains (losses) arising during the period(a)	(193)	(660)	(853)
Less: Net realized gains (losses) reclassified to net income(b)	—	105	105
Net change during the period	(193)	(765)	(958)
Balances at December 31, 2018	$(2,578)	$(765)	$(3,343)
—————————
(a) Derivative instruments net of $230 thousand of tax benefit for the year ended December 31, 2018.
(b) Derivative instruments net of $37 thousand of tax benefit for the year ended December 31, 2018.
18. EMPLOYEE SAVINGS PLANS
Substantially all of the Company’s employees are eligible to participate in a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company also provides a non-qualified defined contribution plan for senior management and certain key employees. Both plans provide for the Company to match, in cash, a percentage of each employee’s contributions up to certain limits. The Company’s matching contribution and related expense for these plans was approximately $7.9 million, $7.3 million, and $7.0 million for 2018, 2017, and 2016, respectively.
19. INCOME TAXES
Income Before Income Taxes
The consolidated income before income taxes for 2018, 2017, and 2016 consists of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Domestic	$94,978	$121,897	$185,042
Foreign	1,026	641	375
Total income before income taxes	$96,004	$122,538	$185,417
Income Tax Expense
The Tax Cuts and Jobs Act of 2017 (“the Act”) was enacted on December 22, 2017, and, among other changes, reduced the federal statutory tax rate from 35.0% to 21.0%. In accordance with U.S. GAAP for income taxes, as well as SEC Staff Accounting Bulletin No. 118 (“SAB 118”), the Company made reasonable estimates of the impact of the Act and recorded these estimates in its results for the year ended December 31, 2017. SAB 118 allowed for a measurement period of up to one year, from the date of enactment, to complete the Company’s accounting for the impact of the Act. During the provisional period prescribed by SAB 118, the

Company reversed $1.3 million of deferred tax assets with regards to incentive compensation for executives whose compensation is subject to the updated Internal Revenue Code Section 162(m) limitation amounts.
The Act also included a provision that functions as a global minimum tax referred to as Global Intangible Low-taxed Income (“GILTI”) that applies to certain income generated by Controlled Foreign Corporations (“CFC”). U.S. shareholders are required to include on a current basis the aggregate amount of certain income generated by its CFC, regardless of repatriation. For the year ended December 31, 2018, the Company calculated the tax, but the impact on the financial statements is not material.
The consolidated income tax expense for 2018, 2017 and 2016 consists of the following components (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current
Federal	$22,120	$21,316	$51,489
State	7,271	4,327	10,307
Foreign	168	155	144
	29,559	25,798	61,940
Deferred
Federal	(1,613)	(16,065)	3,448
State	(1,312)	1,459	686
Foreign	(51)	(76)	(90)
	(2,976)	(14,682)	4,044
Total consolidated expense	$26,583	$11,116	$65,984
The following table provides a reconciliation of differences from the U.S. Federal statutory rates as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Pretax book income	$96,004	$122,538	$185,417

Federal tax expense at applicable statutory rate	20,161	42,888	64,896
State and local income taxes (net of federal benefit)	4,737	5,047	7,145
Benefit of domestic production deduction	—	(3,450)	(5,065)
Change in income tax reserves	—	(11,925)	862
Remeasurement of deferred taxes	(421)	(19,796)	—
Nondeductible officer compensation	1,152	—	163
Stock based compensation expense	(1,009)	(1,943)	(225)
Other	1,963	295	(1,792)
Total income tax expense	$26,583	$11,116	$65,984
Deferred Taxes
The Company’s deferred income taxes are primarily due to temporary differences between financial and income tax reporting for incentive compensation, depreciation of property, plant and equipment, amortization of intangibles, and other accrued liabilities.
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
The Company assesses, on a quarterly basis, the realizability of its deferred tax assets by evaluating all available evidence, both positive and negative, including: (1) the cumulative results of operations in recent years, (2) the nature of recent losses, if applicable, (3) estimates of future taxable income, (4) the length of net operating loss carryforwards (“NOLs”) and (5) the uncertainty associated with a possible change in ownership, which imposes an annual limitation on the use of these carryforwards.

As of December 31, 2018 and 2017, the Company retained a valuation allowance of $0.8 million and $1.2 million, respectively, against deferred tax assets related to various state and local NOLs that are subject to restrictive rules for future utilization.
As of December 31, 2018, the Company had no U.S. federal tax NOLs. The Company had various multistate income tax NOLs aggregating approximately $48.0 million which will expire between 2019 and 2029, if unused.
The components of deferred tax assets and deferred tax liabilities as of December 31, 2018 and 2017 were as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets
Tax credits and loss carryforwards	$657	$1,710
Accrued liabilities	7,285	6,629
Incentive compensation	12,132	13,867
Other	6,747	2,852
	26,821	25,058
Deferred tax liabilities
Property, plant and equipment	(14,695)	(12,813)
Intangibles	(42,343)	(45,960)
Other	(3,841)	(2,003)
	(60,879)	(60,776)
Net deferred tax asset before valuation allowances and reserves	(34,058)	(35,718)
Valuation allowances	(847)	(1,237)
Net deferred tax asset or liability	$(34,905)	$(36,955)
Tax Reserves
The Company’s policy with respect to interest and penalties associated with reserves or allowances for uncertain tax positions is to classify such interest and penalties in Income Tax Expense on the Consolidated Statement of Operations. As of December 31, 2018 and 2017, the total amount of unrecognized income tax benefits was approximately $1.8 million and$0.8 million, respectively, all of which, if recognized, would impact the effective income tax rate of the Company. As of December 31, 2018 and 2017, the Company had recorded a total of $0.6 and $0.3 million, respectively, of accrued interest and penalties related to uncertain tax positions. The Company foresees no significant changes to the facts and circumstances underlying its reserves and allowances for uncertain income tax positions as reasonably possible during the next 12 months. As of December 31, 2018, the Company is subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2015 through 2017. The Company is also subject to unexpired statutes of limitation for Indiana state income taxes for the years 2015 through 2017.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows (in thousands) and all balances as of December 31, 2018 were included in either Other Noncurrent Liabilities or Deferred Income Taxes in the Company’s Consolidated Balance Sheet:

Unrecognized Tax Benefits
Balance at January 1, 2017	$10,625
Decrease in prior year tax positions	(10,130)
Balance at December 31, 2017	495
Increase in prior year tax positions	682
Balance at December 31, 2018	$1,177
20. SEGMENTS
Segment Reporting
The Company manages its business in three segments: Commercial Trailer Products, Diversified Products, and Final Mile Products. The Commercial Trailer Products segment manufactures standard and customized van and platform trailers and other transportation related equipment for customers who purchase directly from the Company or through independent dealers. The Diversified Products segment, comprised of three strategic business units including, Tank Trailer, Process Systems and Composites, focuses on the Company’s commitment to expand its customer base, diversify its product offerings and revenues and extend its market leadership by leveraging its proprietary DuraPlate® panel technology, drawing on its core manufacturing expertise and making available products that are complementary to truck and tank trailers and transportation equipment. The Final Mile Products segment manufactures truck bodies for customers in the final mile space.
Previously, the Company managed its business in two segments: Commercial Trailer Products and Diversified Products. In 2017, the Company completed the acquisition of Supreme. As a result, the Company created a new reporting segment referred to as the Final Mile Products segment, which includes the Supreme operations and certain other truck body operations which were previously included in the Commercial Trailer Products segment. The Company has not restated the historical comparative periods due to the immaterial impact of the existing truck body activities on the presented segments and periods.
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
Reportable segment information is as follows (in thousands):

	Commercial Trailer Products	Diversified Products	Final Mile Products	Corporate and Eliminations	Consolidated
2018
Net sales
External customers	$1,536,687	$372,342	$358,249	$—	$2,267,278
Intersegment sales	252	21,629	—	(21,881)	—
Total net sales	$1,536,939	$393,971	$358,249	$(21,881)	$2,267,278

Depreciation and amortization	$9,631	$21,177	$8,314	$1,560	$40,682
Income (Loss) from operations	$141,795	$(3,033)	$7,907	$(35,682)	$110,987
Assets	$355,183	$349,423	$484,634	$115,153	$1,304,393

2017
Net sales
External customers	$1,348,251	$348,449	$70,461	$—	$1,767,161
Intersegment sales	131	12,909	—	(13,040)	—
Total net sales	$1,348,382	$361,358	$70,461	$(13,040)	$1,767,161

Depreciation and amortization	$9,975	$22,236	$1,152	$1,690	$35,053
Income (Loss) from operations	$151,999	$20,376	$(2,098)	$(39,461)	$130,816
Assets	$311,705	$340,651	$404,246	$294,911	$1,351,513

2016
Net sales
External customers	$1,506,070	$339,374	$—	$—	$1,845,444
Intersegment sales	40	13,030	—	(13,070)	—
Total net sales	$1,506,110	$352,404	$—	$(13,070)	$1,845,444

Depreciation and amortization	$12,345	$22,970	$—	$1,454	$36,769
Income (Loss) from operations	$212,351	$24,595	$—	$(34,414)	$202,532
Assets	$312,848	$370,338	$—	$215,547	$898,733
Customer Concentration
The Company is subject to a concentration of risk as the five largest customers together accounted for approximately 25%, 24% and 24% of the Company’s aggregate net sales in 2018, 2017 and 2016, respectively. In addition, for each of the last three years there were no customers whose revenue individually represented 10% or more of our aggregate net sales. International sales accounted for less than 10% in each of the last three years.

Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Year ended December 31, 2018	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$1,473,583	$164,790	$—	$—	$1,638,373	72.2%
Used trailers	9,618	3,514	—	—	13,132	0.6%
Components, parts and service	34,994	122,099	9,968	(21,811)	145,250	6.4%
Equipment and other	18,744	103,568	348,281	(70)	470,523	20.8%
Total net external sales	$1,536,939	$393,971	$358,249	$(21,881)	$2,267,278	100.0%

Year ended December 31, 2017	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$1,273,584	$140,105	$—	$—	$1,413,689	80.0%
Used trailers	10,720	3,278	—	—	13,998	0.8%
Components, parts and service	48,008	117,681	1,877	(13,040)	154,526	8.7%
Equipment and other	16,070	100,294	68,584		184,948	10.5%
Total net external sales	$1,348,382	$361,358	$70,461	$(13,040)	$1,767,161	100.0%

Year ended December 31, 2016	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$1,421,586	$129,639	$—	$(89)	$1,551,136	84.1%
Used trailers	11,998	3,176	—	—	15,174	0.8%
Components, parts and service	56,191	111,519	—	(12,955)	154,755	8.4%
Equipment and other	16,335	108,070	—	(26)	124,379	6.7%
Total net external sales	$1,506,110	$352,404	$—	$(13,070)	$1,845,444	100.0%

21. CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations for fiscal years 2018, 2017 and 2016 (dollars in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Net sales	$491,319	$612,690	$553,073	$610,196
Gross profit	$64,119	$85,315	$65,162	$69,056
Net income	$21,272	$31,902	$4,664	$11,584
Basic net income per share(1)	$0.37	$0.55	$0.08	$0.21
Diluted net income per share(1)	$0.35	$0.54	$0.08	$0.21
2017
Net sales	$362,716	$435,903	$425,098	$543,444
Gross profit	$59,357	$67,679	$60,963	$72,876
Net income	$20,173	$22,945	$18,947	$49,357
Basic net income per share(1)	$0.34	$0.38	$0.32	$0.84
Diluted net income per share(1)	$0.32	$0.36	$0.30	$0.80
2016
Net sales	$447,676	$471,439	$464,272	$462,057
Gross profit	$79,526	$91,064	$83,459	$71,485
Net income	$27,523	$35,532	$33,378	$23,000
Basic net income per share(1)	$0.42	$0.55	$0.52	$0.37
Diluted net income per share(1)	$0.42	$0.53	$0.51	$0.36
—————————

(1)
Basic and diluted net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may differ from annual net income per share due to rounding.

22. SUBSEQUENT EVENTS
On January 22, 2019, the Company announced that it had entered into a definitive agreement and completed a transaction to sell the Aviation and Truck Equipment business which had previously been part of the Diversified Products reportable segment, to Garsite Progress, LLC, an entity formed by AFI Partners, a New York-based private equity firm.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A—CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018, including those procedures described below, we, including our Chief Executive Officer and our Chief Financial Officer, determined that those controls and procedures were effective.
Changes in Internal Controls
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of fiscal year 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on this assessment, management has concluded that internal control over financial reporting is effective as of December 31, 2018.
Ernst & Young LLP, an Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2018, and its report on internal controls over financial reporting as of December 31, 2018 appears on the following page.

Brent L. Yeagy	President and Chief Executive Officer
Jeffery L. Taylor	Senior Vice President and Chief Financial Officer

February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wabash National Corporation
Opinion on Internal Control over Financial Reporting
We have audited Wabash National Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wabash National Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 28, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 28, 2019
ITEM 9B—OTHER INFORMATION
None.

PART III
ITEM 10—EXECUTIVE OFFICERS OF THE REGISTRANT
The Company hereby incorporates by reference the information contained under the heading “Executive Officers of Wabash National Corporation” from Item 1 Part I of this Annual Report.
The Company hereby incorporates by reference the information contained under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” or “Election of Directors” from its definitive Proxy Statement to be delivered to stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2019 Annual Meeting of Stockholders to be held May 22, 2019.
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
ITEM 11—EXECUTIVE COMPENSATION
The Company hereby incorporates by reference the information contained under the headings “Executive Compensation” and “Director Compensation” from its definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2019 Annual Meeting of Stockholders to be held May 22, 2019.
ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Company hereby incorporates by reference the information contained under the headings “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” from its definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2019 Annual Meeting of Stockholders to be held on May 22, 2019.
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Company hereby incorporates by reference the information contained under the headings “Election of Directors” and “Related Persons Transactions Policy” from its definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2019 Annual Meeting of Stockholders to be held on May 22, 2019.
ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by Item 14 of this form and the audit committee’s pre-approval policies and procedures regarding the engagement of the principal accountant are incorporated herein by reference to the information contained under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” from the Company’s definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2019 Annual Meeting of Stockholders to be held on May 22, 2019.
PART IV
ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements: The Company has included all required financial statements in Item 8 of this Annual Report. The financial statement schedules have been omitted as they are not applicable or the required information is included in the Notes to the consolidated financial statements.

(b)	Exhibits: Reference is made to the Exhibit Index of this Annual Report for a list of exhibits filed with this Annual Report or incorporated herein by reference to the document.
ITEM 16 – FORM 10-K SUMMARY
None.

EXHIBIT INDEX

No.	Description
2.01	Agreement and Plan of Merger, dated as of August 8, 2017, by and among Wabash National Corporation, Supreme Industries, Inc. and Redhawk Acquisition Corporation (21)
3.01	Amended and Restated Certificate of Incorporation of the Company, as amended (10)
3.02	Amended and Restated Bylaws of the Company, as amended (9)
4.01	Specimen Stock Certificate (1)
4.02	Indenture, dated as of April 23, 2012, by and between the Company and Wells Fargo Bank, National Association, as trustee (14)
4.03	Indenture, dated as of September 26, 2017, by and among Wabash National Corporation, the several guarantors named therein and Wells Fargo Bank, National Association, as trustee (24)
4.04	Form of 5.50% Senior Notes due 2025 (24)
4.05	Second Supplemental Indenture, dated as of August 17, 2018, between Wabash National Corporation, a Delaware corporation, and Wells Fargo Bank, National Association, as trustee (2)
10.01#	Corporate Plan for Retirement – Executive Plan (3)
10.02#	Form of Non-Qualified Stock Option Agreement under the 2007 Omnibus Incentive Plan (6)
10.03#	2007 Omnibus Incentive Plan, as amended (7)
10.04#	2011 Omnibus Incentive Plan (11)
10.05#	2017 Omnibus Incentive Plan (20)
10.06#	Change in Control Severance Pay Plan (12)
10.07#	Wabash National Corporation Executive Severance Plan (4)
10.08
Second Amended and Restated Credit Agreement dated December 21, 2018 among Wabash National Corporation, certain subsidiaries of Wabash National Corporation, the lenders from time to time party thereto and Wells Fargo Capital Finance, LLC, as administrative agent (13)

10.09
Amended and Restated General Continuing Guaranty, dated as of May 8, 2012, by and among each subsidiary of Wabash National Corporation party thereto in favor of Wells Fargo Capital Finance, LLC, as administrative agent for the secured parties under the Amended and Restated Credit Agreement, dated May 8, 2012 (15)

10.10
Credit Agreement, dated as of May 8, 2012, by and among the Wabash National Corporation, the several lenders from time to time party thereto Morgan Stanley Senior Funding, Inc., as administrative agent, joint lead arranger and joint bookrunner, and Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunner (15)

10.11	Amendment No. 1 to Credit Agreement, dated April 25, 2013, by and among Wabash National Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent, and each lender party thereto (16)
10.12	Amendment No. 2 to Credit Agreement, dated as of March 19, 2015, by and among Wabash National Corporation, Morgan Stanley Senior Funding, Inc. and each lender party thereto (17)
10.13	Amendment No. 3 to Credit Agreement, dated as of February 24, 2017, among Wabash National Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent, and each lender party thereto (18)
10.14
Amendment No. 4 to Credit Agreement, dated as of August 18, 2017, by and among Wabash National Corporation, certain of its subsidiaries party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and each lender party thereto (22)

10.15
Amendment No. 5 to Credit Agreement, dated as of November 17, 2017, by and among Wabash National Corporation, the other credit parties thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and each lender party thereto (25)

10.16
General Continuing Guarantee, dated as of May 8, 2012, by and among each subsidiary of Wabash National Corporation party thereto in favor of Morgan Stanley Senior Funding, Inc., as administrative agent for the secured parties under the Credit Agreement, dated May 8, 2012 (15)

10.17
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

10.18
Form of Tender and Voting Agreement, dated as of August 8, 2017, by and among Wabash National Corporation, Redhawk Acquisition Corporation and each of the officers and directors and certain holders of Class B common stock party thereto (21)

10.19
Commitment Letter, dated as of August 8, 2017, by and among Wabash National Corporation, Morgan Stanley Senior Funding, Inc., Wells Fargo Bank, National Association, Wells Fargo Securities, LLC and Wells Fargo Capital Finance, LLC (21)

10.20
Purchase Agreement, dated as of September 15, 2017, by and among Morgan Stanley & Co. LLC and Wells Fargo Securities, LLC, as representatives of the other initial purchasers named therein, Wabash National Corporation and the subsidiary guarantors (23)

10.21	Form of Indemnification Agreement with Directors and Executive Officers (27)
10.22#	Employment Transition Agreement, dated as of December 14, 2017, by and between Wabash National Corporation and Richard J. Giromini (26)
21.01	List of Significant Subsidiaries (28)
23.01	Consent of Ernst & Young LLP (28)
31.01	Certification of Principal Executive Officer (28)
31.02	Certification of Principal Financial Officer (28)
32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (28)
101	Interactive Data File Pursuant to Rule 405 of Regulation S-T (28)

#	Management contract or compensatory plan
(1)	Incorporated by reference to the Registrant’s registration statement on Form S-3 (Registration No. 333-27317) filed on May 16, 1997
(2)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2018 (File No. 001-10883)
(3)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2005 (File No. 001-10883)
(4)	Incorporated by reference to the Registrant’s Form 8-K filed on December 16, 2015 (File No. 001-10883)
(5)	Reserved
(6)	Incorporated by reference to the Registrant’s Form 8-K filed on May 24, 2007 (File No. 001-10883)
(7)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2007 (File No. 001-10883)
(8)	Incorporated by reference to the Registrant’s Form 8-K filed on June 10, 2015 (File No. 001-10883)
(9)	Incorporated by reference to the Registrant’s Form 8-K filed on August 4, 2009 (File No. 001-10883)
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2011 (File No. 001-10883)
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on May 25, 2011 (File No. 001-10883)
(12)	Incorporated by reference to the Registrant’s Form 8-K filed on September 14, 2011 (File No. 001-10883)
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on December 27, 2018 (File No.001-10883)
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on April 23, 2012 (File No.001-10883)
(15)	Incorporated by reference to the Registrant’s Form 8-K filed on May 14, 2012 (File No 001-10883)
(16)	Incorporated by reference to the Registrant’s Form 8-K filed on April 29, 2013 (File No 001-10883)
(17)	Incorporated by reference to the Registrant’s Form 8-K filed on March 23, 2015 (File No 001-10883)
(18)	Incorporated by reference to the Registrant’s Form 8-K filed on February 27, 2017 (File No 001-10883)
(19)	Reserved
(20)	Incorporated by reference to the Registrant’s Form S-8 filed on May 18, 2017 (File No. 333-218085)
(21)	Incorporated by reference to the Registrant’s Form 8-K filed on August 9, 2017 (File No. 001-10883)
(22)	Incorporated by reference to the Registrant’s Form 8-K filed on August 22, 2017 (File No. 001-10883)
(23)	Incorporated by reference to the Registrant’s Form 8-K filed on September 15, 2017 (File No. 001-10883)
(24)	Incorporated by reference to the Registrant’s Form 8-K filed on September 26, 2017 (File No. 001-10883)
(25)	Incorporated by reference to the Registrant’s Form 8-K filed on November 22, 2017 (File No. 001-10883)
(26)	Incorporated by reference to the Registrant’s Form 8-K filed on December 15, 2017 (File No. 001-10883)
(27)	Incorporated by reference to the Registrant’s Form 8-K filed on December 15, 2017 (File No. 001-10883)
(28)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WABASH NATIONAL CORPORATION

February 28, 2019	By:	/s/ Jeffery L. Taylor
Jeffery L. Taylor
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date	Signature and Title

February 28, 2019	By:	/s/ Brent L. Yeagy
Brent L. Yeagy
President and Chief Executive Officer, Director
(Principal Executive Officer)

February 28, 2019	By:	/s/ Jeffery L. Taylor
Jeffery L. Taylor
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

February 28, 2019	By:	/s/ Martin C. Jischke
Dr. Martin C. Jischke
Chairman of the Board of Directors

February 28, 2019	By:	/s/ John G. Boss
John G. Boss
Director

February 28, 2019	By:	/s/ Richard J. Giromini
Richard J. Giromini
Director

February 28, 2019	By:	/s/ John E. Kunz
John E. Kunz
Director

February 28, 2019	By:	/s/ Larry J. Magee
Larry J. Magee
Director

February 28, 2019	By:	/s/ Ann D. Murtlow
Ann D. Murtlow
Director

February 28, 2019	By:	/s/ Scott K. Sorensen
Scott K. Sorensen
Director