Form 10-Q
period 2019-03-31
WABASH NATIONAL CORP /DE
filed 2019-05-01
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒
The number of shares of common stock outstanding at April 25, 2019 was 55,426,357.

WABASH NATIONAL CORPORATION
FORM 10-Q

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$151,916	$132,690
Accounts receivable, net	185,745	181,064
Inventories	256,980	184,404
Prepaid expenses and other	52,669	51,261
Total current assets	647,310	549,419
Property, plant, and equipment, net	206,719	206,991
Goodwill	311,049	311,084
Intangible assets	205,232	210,328
Other assets	38,322	26,571
Total assets	$1,408,632	$1,304,393
Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of long-term debt	$1,880	$1,880
Current portion of finance lease obligations	313	299
Accounts payable	231,168	153,113
Other accrued liabilities	127,222	116,384
Total current liabilities	360,583	271,676
Long-term debt	502,757	503,018
Finance lease obligations	625	714
Deferred income taxes	32,624	34,905
Other non-current liabilities	28,437	20,231
Total liabilities	925,026	830,544
Commitments and contingencies
Stockholders’ equity:
Common stock 200,000,000 shares authorized, $0.01 par value, 55,424,133 and 55,135,788 shares outstanding, respectively	749	744
Additional paid-in capital	631,674	629,039
Retained earnings	160,512	150,244
Accumulated other comprehensive losses	(3,859)	(3,343)
Treasury stock at cost, 19,555,383 and 19,372,735 common shares, respectively	(305,470)	(302,835)
Total stockholders’ equity	483,606	473,849
Total liabilities and stockholders’ equity	$1,408,632	$1,304,393

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net sales	$533,174	$491,319
Cost of sales	464,484	427,200
Gross profit	68,690	64,119
General and administrative expenses	30,140	25,109
Selling expenses	8,223	8,345
Amortization of intangible assets	5,129	4,941
Acquisition expenses	—	68
Income from operations	25,198	25,656
Other income (expense):
Interest expense	(7,090)	(7,454)
Other, net	(169)	7,916
Other expense, net	(7,259)	462
Income before income tax	17,939	26,118
Income tax expense	3,159	4,846
Net income	$14,780	$21,272

Net income per share:
Basic	$0.27	$0.37
Diluted	$0.27	$0.35
Weighted average common shares outstanding (in thousands):
Basic	55,268	57,793
Diluted	55,770	60,850

Dividends declared per share	$0.080	$0.075

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$14,780	$21,272
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment and other	298	409
Unrealized loss on derivative instruments	(814)	—
Total other comprehensive (loss) income	(516)	409
Comprehensive income	$14,264	$21,681
The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$14,780	$21,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,420	5,163
Amortization of intangibles	5,129	4,941
Net loss (gain) on sale of property, plant and equipment	486	(6,013)
Loss on debt extinguishment	—	174
Deferred income taxes	(2,281)	(23)
Stock-based compensation	2,586	2,657
Non-cash interest expense	260	675
Accounts receivable	(4,681)	(45,910)
Inventories	(72,576)	(58,393)
Prepaid expenses and other	(1,279)	591
Accounts payable and accrued liabilities	84,770	63,943
Other, net	1,152	(1,120)
Net cash provided by (used in) operating activities	33,766	(12,043)
Cash flows from investing activities
Capital expenditures	(6,802)	(6,060)
Proceeds from the sale of property, plant, and equipment	29	9,523
Other, net	—	3,060
Net cash (used in) provided by investing activities	(6,773)	6,523
Cash flows from financing activities
Proceeds from exercise of stock options	55	861
Dividends paid	(4,627)	(4,692)
Borrowings under revolving credit facilities	140	254
Payments under revolving credit facilities	(140)	(254)
Principal payments under finance lease obligations	(75)	(71)
Principal payments under term loan credit facility	(470)	(471)
Principal payments under industrial revenue bond	—	(92)
Debt issuance costs paid	(15)	—
Convertible senior notes repurchase	—	(17,183)
Stock repurchase	(2,635)	(5,412)
Net cash used in financing activities	(7,767)	(27,060)
Cash and cash equivalents:
Net increase (decrease) in cash, cash equivalents, and restricted cash	19,226	(32,580)
Cash, cash equivalents and restricted cash at beginning of period	132,690	191,521
Cash, cash equivalents, and restricted cash at end of period	$151,916	$158,941
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,403	$2,094
Cash paid (received) for income taxes	$111	$(845)
The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2018	55,135,788	$744	$629,039	$150,244	$(3,343)	$(302,835)	$473,849
Net income for the year				14,780			14,780
Foreign currency translation and other					298		298
Stock-based compensation	273,158	5	2,581				2,586
Stock repurchase						(2,635)	(2,635)
Equity component of convertible senior notes repurchase							—
Common stock dividends				(4,512)			(4,512)
Unrealized loss on derivative instruments, net of tax					(814)		(814)
Common stock issued in connection with:
Stock option exercises	15,187		54				54
Balances at March 31, 2019	55,424,133	$749	$631,674	$160,512	$(3,859)	$(305,470)	$483,606

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2017	57,564,493	$737	$653,435	$98,728	$(2,385)	$(244,452)	$506,063
Net income for the year				21,272			21,272
Foreign currency translation and other					409		409
Stock-based compensation	380,588	6	2,651				2,657
Stock repurchase						(5,412)	(5,412)
Equity component of convertible senior notes repurchase			(7,830)				(7,830)
Common stock dividends				(4,748)			(4,748)
Common stock issued in connection with:
Stock option exercises	92,473	1	860				861
Balances at March 31, 2018	58,037,554	$744	$649,116	$115,252	$(1,976)	$(249,864)	$513,272
The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The condensed consolidated financial statements of Wabash National Corporation (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations and cash flows. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
2. NEW ACCOUNTING PRONOUNCEMENTS
In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842). This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  We have identified our existing lease contracts and calculated the right of use assets, which are reflected in Other Assets on the Condensed Consolidated Balance Sheets, and lease liabilities, which are reflected in the Other Accrued Liabilities and Other Non-Current Liabilities on the Condensed Consolidated Balance Sheets. This guidance was effective for the Company as of January 1, 2019. Adoption of the new standard resulted in the recording of right-of-use assets and liabilities of $9.9 million as of January 1. The FASB has issued further ASUs related to the standard providing an optional transition method allowing entities to not recast comparative periods. The Company elected the practical expedients upon transition that retained the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. Wabash did not reassess whether any contracts entered into prior to adoption are leases. The Company has approximately $12.1 million of noncancelable future rental obligations as of March 31, 2019, as shown in Note 8.
3. REVENUE RECOGNITION
The Company adopted Financial Accounting Standards Board Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective January 1, 2018. The adoption of Topic 606 did not have a material impact on the consolidated financial statements. The Company recognizes revenue from the sale of its products when obligations under the terms of a contract with our customers are satisfied; this occurs with the transfer of control of our products and replacement parts or throughout the completion of service work. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring promised goods or services to a customer and excludes all taxes collected from the customer. Shipping and handling fees are included in Net Sales and the associated costs included in Cost of Sales in the Condensed Consolidated Statements of Operations. For shipping and handling costs that take place after the transfer of control, the Company is applying the practical expedient and treating it as a fulfillment cost. Incidental items that are immaterial in the context of the contract are recognized as expense. For performance obligations satisfied over time, which include certain equipment-related sales within our Diversified Products reportable segment that have no alternative use and contain an enforceable right to payment, as well as service work whereby the customer simultaneously receives and consumes the benefits provided, the Company recognizes revenue on the basis of the Company’s efforts or inputs to the satisfaction of these performance obligations, measured by actual total cost incurred to the total estimated costs for each project. Total revenue recognized over time was not material to the consolidated financial statements for all periods presented.
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

4. INVENTORIES
Inventories consist of the following components (in thousands):

	March 31, 2019	December 31, 2018
Raw materials and components	$138,981	$115,083
Finished goods	96,334	48,698
Work in progress	13,955	13,119
Aftermarket parts	7,141	6,421
Used trailers	569	1,083
	$256,980	$184,404
5. PREPAID EXPENSES
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Chassis converter pool agreements	$22,869	$22,273
Assets held for sale	3,009	3,039
Income tax receivables	205	9,872
Restricted cash	—	—
Insurance premiums & maintenance agreements	10,612	3,313
All other	15,974	12,764
	$52,669	$51,261
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
Restricted cash in 2018 included balances that resulted from the sale of certain branch assets that served as collateral to secure the Company’s long-term debt. The restriction lapsed when collateral assets were purchased. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$151,916	$152,529
Restricted cash included in prepaid expenses and other	—	6,412
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$151,916	$158,941

6. DEBT
Long-term debt consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Senior notes due 2025	$325,000	$325,000
Term loan credit agreement	185,228	185,699
	510,228	510,699
Less: unamortized discount and fees	(5,591)	(5,801)
Less: current portion	(1,880)	(1,880)
	$502,757	$503,018
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
The indenture for the Senior Notes contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of March 31, 2019, the Company was in compliance with all covenants.
Contractual coupon interest expense and accretion of discount and fees for the Senior Notes for the three-month periods ended March 31, 2019 and 2018, was $4.6 million in each period, and is included in Interest Expense on the Company’s Condensed Consolidated Statements of Operations.

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
As of March 31, 2019 and 2018, the Company had no outstanding borrowings under the Credit Agreement and was in compliance with all covenants. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Facility, amounted to $319.1 million as of March 31, 2019, and $322.2 million as of March 31, 2018.

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
On November 17, 2017, the Company entered into Amendment No. 5 to the Term Loan Credit Agreement (“Amendment No. 5”). As of the Amendment No. 5 date, $188.0 million of the Term Loans were outstanding. Under Amendment No. 5, the lenders agreed to provide to the Company term loans in the same aggregate principal amount of the outstanding Term Loans (the “Tranche B-4 Loans”), which were used to refinance the outstanding Term Loans.
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
The Term Loan Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets. Subject to the terms of the Intercreditor Agreement, if the covenants under the Term Loan Credit Agreement are breached, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral. Other customary events of default in the Term Loan Credit Agreement include, without limitation, failure to pay obligations when due, initiation of insolvency proceedings, defaults on certain other indebtedness, and the incurrence of certain judgments that are not stayed, satisfied, bonded or discharged within 60 days. As of March 31, 2019, the Company was in compliance with all covenants.
For the three month period ended March 31, 2019 and 2018, under the Term Loan Credit Agreement the Company paid interest of $2.2 million and $1.8 million, respectively, and principal of $0.5 million during each period. As of March 31, 2019, the Company had $185.2 million outstanding under the Term Loan Credit Agreement, of which $1.9 million was classified as current on the Company’s Condensed Consolidated Balance Sheet.
For each three-month period ended March 31, 2019 and 2018, the Company incurred charges of less than $0.1 million for amortization of fees and original issuance discount, which is included in Interest Expense in the Condensed Consolidated Statements of Operations.
7. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
As of March 31, 2019, the Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $34.0 million. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.
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

Financial Statement Presentation
As of March 31, 2019 and December 31, 2018, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$31	$17
Commodity swap contracts	Other accrued liabilities	(2,142)	(1,146)
Total derivatives designated as hedging instruments		$(2,111)	$(1,129)
The following table summarizes the gain or loss recognized in AOCI as of March 31, 2019 and December 31, 2018 and the amounts reclassified from AOCI into earnings for the three months ended March 31, 2019 and 2018 (in thousands):

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings

	March 31, 2019	December 31, 2018		March 31, 2019	March 31, 2018
Derivatives instruments
Commodity swap contracts	$(1,579)	$(765)	Cost of sales	$(168)	$—
Over the next 12 months, the Company expects to reclassify approximately $2.1 million of pretax deferred losses, related to the commodity swap contracts, from AOCI to cost of sales as inventory purchases are settled.
8. LEASES
The Company leases certain industrial spaces, office space, land, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to 5 years. The exercise of lease renewal options is at the Company’s sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
Leased assets and liabilities included within the Condensed Consolidated Balance Sheets consist of the following (in thousands):

	Classification	March 31, 2019
Right-of-Use Assets
Operating	Other assets	$12,081
Finance	Property, plant and equipment, net of depreciation	3,053
Total Leased ROU Assets		$15,134
Liabilities
Current
Operating	Other accrued liabilities	$3,640
Finance	Current portion of finance lease obligations	313
Noncurrent
Operating	Non-current liabilities	8,476
Finance	Finance lease obligations	625
Total lease liabilities		$13,054

Lease costs included in the Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Classification	Three Months Ended March 31, 2019
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$1,072
Finance lease cost
Amortization of ROU leased assets	Depreciation and amortization	36
Interest on lease liabilities	Interest expense	15
Net lease cost		$1,123
Maturity of the Company’s lease liabilities is as follows (in thousands):

	Operating Leases	Finance Leases	Total
2019 (remainder)	$3,074	$271	$3,345
2020	3,289	361	3,650
2021	2,708	361	3,069
2022	1,480	30	1,510
2023	1,266	—	1,266
Thereafter	1,812	—	1,812
Total lease payments	$13,629	$1,023	$14,652
Less: interest	1,514	85
Present value of lease payments	$12,115	$938
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

March 31, 2019
Weighted average remaining lease term (years)
Operating leases	4.6
Finance leases	2.8
Weighted average discount rate
Operating leases	5.16%
Finance leases	6.16%
Lease costs included in the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,038
Operating cash flows from finance leases	$15
Financing cash flows from finance leases	$75

9. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other Accrued Liabilities (in thousands):

	March 31, 2019	December 31, 2018
Warranty	$23,012	$22,247
Chassis converter pool agreements	22,869	22,273
Payroll and related taxes	21,831	16,096
Customer deposits	20,571	23,483
Self-insurance	11,194	9,890
Accrued interest	9,207	4,779
Operating lease obligations	3,640	—
Accrued taxes	2,789	7,653
All other	12,109	9,963
	$127,222	$116,384
The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2019	2018
Balance as of January 1	$22,247	$20,132
Provision for warranties issued in current year	1,948	1,524
Payments	(1,183)	(1,353)
Balance as of March 31	$23,012	$20,303
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
The fair value of the Company’s derivatives is estimated with a market approach using thrid-party pricing services, which have been corroborated with data from active markets or broker quotes.

Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis, are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Commodity swap contracts	Recurring	(2,111)	—	(2,111)	—
Mutual funds	Recurring	5,925	5,925	—	—
Life-insurance contracts	Recurring	15,702	—	15,702	—
December 31, 2018
Commodity swap contracts	Recurring	(1,129)	—	(1,129)	—
Mutual funds	Recurring	4,140	4,140	—	—
Life-insurance contracts	Recurring	15,333	—	15,333	—
Estimated Fair Value of Debt
The estimated fair value of debt at March 31, 2019 consists primarily of the Senior Notes due 2025 and borrowings under the Term Loan Credit Agreement (see Note 6). The fair value of the Senior Notes due 2025, Term Loan Credit Agreement and the Revolving Credit Facility are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Revolving Credit Facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings. All other debt approximates their fair value as determined by discounted cash flows and are classified as Level 3.
The Company’s carrying and estimated fair value of debt at March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019				December 31, 2018
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Instrument
Senior notes due 2025	320,096	—	301,438	—	319,941	—	278,688	—
Term loan credit agreement	184,542	—	183,376	—	184,957	—	181,985	—
	$504,638	$—	$484,814	$—	$504,898	$—	$460,673	$—
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at the carrying value, net of unamortized premium or discount and unamortized deferred financing costs in the financial statements.
11. CONTINGENCIES
As of March 31, 2019, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, in connection with the conduct of its business activities, in various jurisdictions, both in the United States and internationally. On the basis of information currently available to it, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and Administrative Expenses in the Condensed Consolidated Statements of Operations.
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
On May 24, 2018, the Court granted Supreme’s motion to dismiss all claims for failure to state a claim. On July 13, 2018, the plaintiffs filed a second amended complaint. On August 24, 2018, Supreme filed a second motion to dismiss for failure to state a claim, and requested dismissal with prejudice. On March 29, 2019, the Court granted Supreme’s motion and dismissed Plaintiff’s second amended complaint, with prejudice. The deadline for filing an appeal on the merits was April 29, 2019, and the Plaintiff filed a notice of appeal with the Court on that same day.
Chassis Converter Pool Agreements
The Company, through Supreme, obtains most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of March 31, 2019, the Company’s outstanding chassis converter pool with the manufacturer totaled $22.9 million and has included this financing agreement on the Company’s Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs through its Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $5.9 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

12. NET INCOME PER SHARE
Per share results have been calculated based on the average number of common shares outstanding. The calculation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Basic net income per share:
Net income applicable to common stockholders	$14,780	$21,272
Weighted average common shares outstanding	55,268	57,793
Basic net income per share	$0.27	$0.37

Diluted net income per share:
Net income applicable to common stockholders	$14,780	$21,272

Weighted average common shares outstanding	55,268	57,793
Dilutive shares from assumed conversion of convertible senior notes	—	1,789
Dilutive stock options and restricted stock	502	1,268
Diluted weighted average common shares outstanding	55,770	60,850
Diluted net income per share	$0.27	$0.35
The calculation of diluted net income per share for the three month period ended March 31, 2018 includes the impact of the Company’s convertible senior notes as the average stock price of the Company’s common stock during the period was above the initial conversion price of approximately $11.70 per share. The convertible notes matured in May 2018, so there were no dilutive shares in 2019.
13. STOCK-BASED COMPENSATION
The Company recognizes all share-based payments based upon their fair value. The Company grants restricted stock units subject to service, performance and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance based units is based on the market price of a share of underlying common stock at the date of grant. The fair value of the market based units is based on a lattice valuation model. The amount of compensation costs related to restricted stock units and performance units not yet recognized was $22.4 million at March 31, 2019 for which the expense will be recognized through 2022.
14. STOCKHOLDERS’ EQUITY
Share Repurchase Program
On November 14, 2018, the Board of Directors approved the extension of the Company’s existing stock repurchase program for an additional three-year period and authorizing up to an additional $100 million in repurchases. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of March 31, 2019, $100.0 million remained available under the program.
Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.
Accumulated Other Comprehensive Income
Changes in AOCI by component, net of tax, for the three months ended March 31, 2019 are summarized as follows (in thousands):

	Foreign Currency Translation and Other	Derivative Instruments	Total
Balances at December 31, 2018	$(2,578)	$(765)	$(3,343)
Net unrealized gains (losses) arising during the period(a)	298	(689)	(391)
Less: Net realized gains (losses) reclassified to net income(b)		(125)	(125)
Net change during the period	298	(814)	(516)
Balances at March 31, 2019	$(2,280)	$(1,579)	$(3,859)
—————————
(a) Derivative instruments net of $232 thousand of tax benefit for the three months ended March 31, 2019.
(b) Derivative instruments net of $42 thousand of tax benefit for the three months ended March 31, 2019.
Changes in AOCI by component, net of tax, for the three months ended March 31, 2018 are summarized as follows (in thousands):

	Foreign Currency Translation and Other	Derivative Instruments	Total
Balances at December 31, 2017	$(2,385)	$—	$(2,385)
Net unrealized gains (losses) arising during the period	409	—	409
Less: Net realized gains (losses) reclassified to net income	—	—	—
Net change during the period	409	—	409
Balances at March 31, 2018	$(1,976)	$—	$(1,976)
15. INCOME TAXES
For the three months ended March 31, 2019, the Company recognized income tax expense of $3.2 million compared to $4.8 million for the same period in the prior year. The effective tax rate for this period was 17.6% compared to 18.6% for the same period in the prior year. These effective tax rates differ from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes and recognition of excess tax benefits on share-based awards.
16. SEGMENTS
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

Reportable segment information is as follows (in thousands):

Three Months Ended March 31, 2019	Commercial Trailer Products	Diversified Products	Final Mile Products	Corporate and Eliminations	Consolidated
Net sales
External customers	$340,145	$92,180	$100,849	$—	$533,174
Intersegment sales	900	7,468	—	(8,368)	—
Total net sales	$341,045	$99,648	$100,849	$(8,368)	$533,174

Income (loss) from operations	$26,321	$8,044	$1,869	$(11,036)	$25,198
Assets	$359,999	$345,577	$489,534	$213,522	$1,408,632

Three Months Ended March 31, 2018	Commercial Trailer Products	Diversified Products	Final Mile Products	Corporate and Eliminations	Consolidated
Net sales
External customers	$327,397	$88,463	$75,459	$—	$491,319
Intersegment sales	25	6,740	—	(6,765)	—
Total net sales	$327,422	$95,203	$75,459	$(6,765)	$491,319

Income (loss) from operations	$29,481	$5,028	$609	$(9,462)	$25,656
Assets	$350,187	$356,852	$467,994	$234,515	$1,409,548
b.  Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Three Months Ended March 31, 2019	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$325,819	$45,799	$—	$—	$371,618	69.7%
Used trailers	137	587	—	—	724	0.1%
Components, parts and service	10,333	35,884	3,416	(7,920)	41,713	7.8%
Equipment and other	4,756	17,378	97,433	(448)	119,119	22.3%
Total net sales	$341,045	$99,648	$100,849	$(8,368)	$533,174	100.0%

Three Months Ended March 31, 2018	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$310,318	$33,839	$—	$—	$344,157	70.0%
Used trailers	4,407	1,086	—	—	5,493	1.1%
Components, parts and service	8,648	33,968	2,413	(6,762)	38,267	7.8%
Equipment and other	4,049	26,310	73,046	(3)	103,402	21.0%
Total net sales	$327,422	$95,203	$75,459	$(6,765)	$491,319	100.0%

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
Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. Each forward-looking statement contained in this Quarterly Report reflects our management’s view only as of the date on which that forward-looking statement was made. We are not obligated to update forward-looking statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, except as required by law.

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of sales	87.1%	86.9%
Gross profit	12.9%	13.1%

General and administrative expenses	5.7%	5.1%
Selling expenses	1.5%	1.7%
Amortization of intangibles	1.0%	1.0%
Other operating expenses	—%	0.1%
Income from operations	4.7%	5.2%

Interest expense	(1.3)%	(1.5)%
Other, net	—%	1.6%
Income before income taxes	3.4%	5.3%

Income tax expense	0.6%	1.0%
Net income	2.8%	4.3%
For the three month period ended March 31, 2019, we recorded net sales of $533.2 million compared to $491.3 million in the prior year period. Net sales for the three month period ended March 31, 2019 increased $41.9 million, or 8.5%, compared to the prior year period, due primarily to a 43.4% increase in truck body unit shipments , which contributed to a $25.4 million increase in sales within our Final Mile Products segment. Gross profit margin decreased to 12.9% in the first quarter of 2019 compared to 13.1% in the prior year period driven by higher commodity and component costs and higher labor costs due to tight labor markets. We continue to be encouraged by the strong market demand within all of our reporting segments as well as the expectation that overall industry shipment and production levels will remain above replacement demand for the remainder of 2019 as many key structural and market drivers continue to support healthy demand for new trailers. In addition, we expect to continue our focused efforts to drive ongoing improvements throughout the business, deliver new opportunities to expand our customer base and focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.
For the three-month period ended March 31, 2019, selling, general and administrative expenses increased $4.9 million as compared to the same period in 2018. The increase was largely due to a $2.1 million loss on disposal of machinery and equipment in our Commercial Trailer Products and Diversified Products reportable segments, $1.4 million higher legal expenses related to normal course claims, and $1.0 million of higher employee related costs, including employee incentive programs, compared to the same period in the prior year. The remainder of the increase is primarily due to higher repair and maintenance, promotional costs, and depreciation expense, partially offset by lower selling, general and administrative expenses related to the Aviation and Truck Equipment business which was sold in January 2019. As a percentage of net sales, selling, general and administrative expenses increased to 7.2% in the first quarter of 2019 as compared to 6.8% in the prior year period.
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

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018
Net Sales
Net sales in the first quarter of 2019 increased $41.9 million, or 8.5%, compared to the first quarter of 2018. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Commercial Trailer Products	$341,045	$327,422	$13,623	4.2%
Diversified Products	99,648	95,203	4,445	4.7%
Final Mile Products	100,849	75,459	25,390	33.6%
Eliminations	(8,368)	(6,765)	(1,603)
Total	$533,174	$491,319	$41,855	8.5%

New Trailers	(units)
Commercial Trailer Products	12,400	12,650	(250)	(2.0)%
Diversified Products	700	550	150	27.3%
Total	13,100	13,200	(100)	(0.8)%

Used Trailers	(units)
Commercial Trailer Products	50	500	(450)	(90.0)%
Diversified Products	25	50	(25)	(50.0)%
Total	75	550	(475)	(86.4)%
Commercial Trailer Products segment sales prior to the elimination of intersegment sales were $341.0 million for the first quarter of 2019, an increase of $13.6 million, or 4.2%, compared to the first quarter of 2018. New trailers shipped during the first quarter of 2019 totaled 12,400 trailers compared to 12,650 trailers in the prior year period, a 2.0% decrease. The increase in net sales is most notably attributable to pricing efforts undertaken in response to increases in commodity and labor costs experienced in 2018. Parts and service revenue also contributed to the increase with net sales of $10.3 million, an increase of $1.7 million, or 19.5%, as compared to the first quarter of 2018. Partially, offsetting these increases was a decline in used trailer sales. Used trailer sales decreased $4.3 million compared to the prior year period due to a 450 unit decrease in used trailer shipments in the first quarter of 2019 compared to the prior year period.
Diversified Products segment sales prior to the elimination of intersegment sales were $99.6 million for the first quarter of 2019, an increase of $4.4 million, or 4.7%, compared to the first quarter of 2018. New trailer sales increased $12.0 million, or 35.3%, from the prior year period driven by higher demand for tank trailers compared to the first quarter of 2018. New trailer shipments for the first quarter of 2019 totaled 700 units compared to 550 units in the prior year period. Equipment sales decreased $9.1 million, or 36.9%, compared to the prior year period mostly due to $6.6 million decrease in sales as a result of the sale of the Aviation and Truck Equipment business in January 2019. Sales of our parts and service product offerings totaled $35.9 million for the first quarter of 2019, an increase of $1.9 million or 5.6% as compared to the prior year period.
Final Mile Products segment sales, prior to the elimination of intersegment sales, were $100.8 million in the first quarter of 2019, an increase of $25.4 million, or 33.6%, compared to the first quarter of 2018. New truck body sales increased $23.9 million, or 33.4%, from the prior year period driven by a 43.4% increase in truck body unit shipments in the first quarter of 2019, compared to the prior year period.
Cost of Sales
Cost of sales was $464.5 million in the first quarter of 2019, an increase of $37.3 million, or 8.7%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.
Commercial Trailer Products segment cost of sales was $305.1 million in the first quarter of 2019, an increase of $14.2 million, or 4.9%, compared to the prior year period. The increase was primarily driven by a $12.3 million increase in materials costs due to higher new trailer sales levels and material cost inflation as compared to the prior year period. Other manufacturing costs increased $1.9 million as compared to the prior year period due to higher new trailer sales levels and higher labor costs.
Diversified Products segment cost of sales was $79.5 million in the first quarter of 2019, an increase of $1.6 million, or 2.1%, compared to the prior period. The increase in cost of sales is primarily due to higher material and labor costs due to higher sales volumes and material cost inflation compared to the prior year period. Partially offsetting these increases was a decrease in cost of sales as a result of the sale of the Aviation and Truck Equipment business.
Final Mile Product segment cost of sales was $87.3 million in first quarter of 2019, an increase of $23.4 million, or 36.6%, compared to the prior period. The increase was primarily driven by a $14.2 million increase in materials costs and a $9.2 million increase in other manufacturing costs related to increased sales volumes and product mix.
Gross Profit
Gross profit was $68.7 million in the first quarter of 2019, an increase of $4.6 million from the prior year period. Gross profit as a percentage of sales was 12.9% for the first quarter of 2019, compared to 13.1% for the same period in 2018. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
Gross Profit by Segment
Commercial Trailer Products	$35,940	$36,522	$(582)	(1.6)%
Diversified Products	20,099	17,298	2,801	16.2%
Final Mile Products	13,524	11,532	1,992	17.3%
Corporate and Eliminations	(873)	(1,233)	360
Total	$68,690	$64,119	$4,571	7.1%
Commercial Trailer Products segment gross profit was $35.9 million for the first quarter of 2019 compared to $36.5 million for the first quarter of 2018. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 10.5% in the first quarter of 2019 compared to 11.2% in the 2018 period. The decreases in gross profit and gross profit margin as compared to the prior year period were primarily driven by higher commodity and component costs, higher labor costs due to tight labor market, supplier induced production interruptions, and an unfavorable sales mix.
Diversified Products segment gross profit was $20.1 million for the first quarter of 2019 compared to $17.3 million in the same quarter of 2018. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 20.2% in the first quarter of 2019 compared to 18.2% in the 2018 period. The increase in gross profit as a percentage of net sales compared to the prior year period was primarily driven by the divestiture of the Aviation and Truck Equipment business completed early in the first quarter of 2019, a favorable sales mix and improved operational efficiencies compared to the prior year period.
Final Mile Products segment gross profit was $13.5 million for the first quarter of 2019 compared to $11.5 million in the same quarter of 2018. Gross profit prior to the elimination of intersegment sales, as a percentage of sales, was 13.4% in the first quarter of 2019 compared to 15.3% in the 2018 period. The decrease in gross profit as a percentage of net sales compared to the prior year period was primarily driven by higher commodity and component costs,higher labor costs due to tight labor market, and an unfavorable sales mix.
General and Administrative Expenses
General and administrative expenses for the first quarter of 2019 increased $5.0 million, or 20.0%, from the prior year period. The increase was largely due to a $2.1 million loss on disposal of machinery and equipment in our Commercial Trailer Products and Diversified Products reportable segments, $1.4 million higher legal expenses related to normal course claims, and $1.0 million of higher employee related costs, including employee incentive programs, compared to the same period in the prior year. The remainder of the increase is primarily due to higher repair and maintenance and depreciation expense, partially offset by lower general and administrative expenses related to the Aviation and Truck Equipment business which was sold in January 2019. As a percentage of net sales, general and administrative expenses were 5.7% for the first quarter of 2019, up from 5.1% for the first quarter of 2018.
Selling Expenses
Selling expenses were $8.2 million in the first quarter of 2019, a decrease of $0.1 million, or 1.5%, compared to the prior year period. The decrease was largely due to lower selling expenses as a result of the sale of the Aviation and Truck Equipment business in January 2019, partially offset by higher advertising and promotional costs. As a percentage of net sales, selling expenses were 1.5% for the first quarter of 2019, down from 1.7% for the first quarter of 2018.

Amortization of Intangibles
Amortization of intangibles was $5.1 million for the first quarter of 2019 compared to $4.9 million in the prior year period. Amortization of intangibles for both periods primarily includes amortization expense recognized for intangible assets recorded from the acquisition of Walker in May 2012, certain assets acquired from Beall in February 2013, and Supreme in September 2017.
Other Income (Expense)
Interest expense for the first quarter of 2019 totaled $7.1 million compared to $7.5 million in the first quarter of 2018. Interest expense relates to interest and non-cash accretion charges on our Term Loan Credit Agreement and Senior Notes. The decrease from the previous year period is primarily due to the retirement of the Convertible Notes in 2018.
Other, net for the first quarter of 2019 represented expense of $0.2 million as compared to income of $7.9 million for the prior year period. Income for the prior year period is primarily related to the gains recognized on the sale of former branch locations in the first quarter of 2018.
Income Taxes
We recognized income tax expense of $3.2 million in the first quarter 2019 compared to $4.8 million for the same period in the prior year. The effective tax rate for the first quarter of 2019 and 2018 were 17.6% and 18.6%, respectively. These effective tax rates differ from the U.S. Federal statutory rate of 21% primarily due to the impact of state and local taxes and recognition of excess tax benefits on share-based compensation.
Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of March 31, 2019, our debt to equity ratio was approximately 1.1:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of maintaining strong liquidity, deleveraging our balance sheet, investing in the business, both organically and strategically, and returning capital to our shareholders. In the first three months of 2019 we paid dividends of $4.5 million. For the remainder of 2019, we expect to continue our commitment to fund our working capital requirements and capital expenditures while also returning capital to our shareholders and deleveraging our balance sheet through cash flows from operations as well as available borrowings under our existing Credit Agreement.
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
The indenture for the Senior Notes contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of March 31, 2019, we were in compliance with all covenants.
Contractual coupon interest expense and accretion of discount and fees for the Senior Notes for the three months ended March 31, 2019, and 2018 was $4.6 million in each period and is included in Interest Expense on our Condensed Consolidated Statements of Operations.
Revolving Credit Agreement
On December 21, 2018, we entered into the Second Amended and Restated Credit Agreement (the “Revolving Credit Agreement”), among us, certain of our subsidiaries as borrowers (together with the Company, the “Borrowers”), the lenders from time to time party thereto, Wells Fargo Capital Finance, LLC, as the administrative agent, joint lead arranger and joint bookrunner (the “Revolver Agent”), and Citizens Business Capital, a division of Citizens Asset Finance, Inc., as syndication agent, joint lead arranger and joint bookrunner, which amended and restated our existing amended and restated revolving credit agreement, dated as of May 8, 2012.
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
The Revolving Credit Agreement contains customary covenants limiting our ability and certain of our affiliates to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, we will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months (commencing with the month ending December 31, 2018) when excess availability under the Revolving Credit Agreement is less than 10% of the total revolving commitment.
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
Subject to the terms of the Intercreditor Agreement, if the covenants under the Revolving Credit Agreement are breached, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral. Other customary events of default in the Revolving Credit Agreement include, without limitation, failure to pay obligations when due, initiation of insolvency proceedings, defaults on certain other indebtedness, and the incurrence of certain judgments that are not stayed, satisfied, bonded or discharged within 30 days. As of March 31, 2019, we were in compliance with all covenants of the Credit Agreement.
Term Loan Credit Agreement
In May 2012, we entered into the Term Loan Credit Agreement (as amended, the “Term Loan Credit Agreement”), dated as of May 8, 2012, among us, the several lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent (the “Term Agent”), joint lead arranger and joint bookrunner, and Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunner, which provides for, among other things, (x) a senior secured term loan of $188.0 million that matures on March 19, 2022, subject to certain springing maturity events (the “Term Loans”), and (y) an uncommitted accordion feature to provide for additional senior secured term loans of up to $75 million plus an unlimited amount provided that the senior secured leverage ratio would not exceed 3.00 to 1.00, subject to certain conditions (the “Term Loan Facility”).
On November 17, 2017, we entered into Amendment No. 5 to the Term Loan Credit Agreement (“Amendment No. 5”). As of the Amendment No. 5 date, $188.0 million of the Term Loans were outstanding. Under Amendment No. 5, the lenders agreed to provide us term loans in the same aggregate principal amount of the outstanding Term Loans (the “Tranche B-4 Loans”), which were used to refinance the outstanding Term Loans.
The Tranche B-4 Loans shall amortize in equal quarterly installments in aggregate amounts equal to 0.25% of the initial principal amount of the Tranche B-4 Loans, with the balance payable at maturity, and bear interest at a rate, at our election, equal to (i) LIBOR (subject to a floor of 0%) plus a margin of 225 basis points or (ii) a base rate (subject to a floor of 0%) plus a margin of 125 basis points. We are not subject to any financial covenants under the Term Loan Facility.
The Term Loan Credit Agreement is guaranteed by certain of the Company’s subsidiaries, and is secured by (i) first-priority liens on and security interests in the Term Priority Collateral, and (ii) second-priority security interests in the Revolver Priority Collateral.
The Term Loan Credit Agreement contains customary covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets. Subject to the terms of the Intercreditor Agreement, if the covenants under the Term Loan Credit Agreement are breached, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral. Other customary events of default in the Term Loan Credit Agreement include, without limitation, failure to pay obligations when due, initiation of insolvency proceedings, defaults on certain other indebtedness, and the incurrence of certain judgments that are not stayed, satisfied, bonded or discharged within 60 days. As of March 31, 2019, we were in compliance with all covenants.
For the three month period ended March 31, 2019 and 2018, under the Term Loan Credit Agreement we paid interest of $2.2 million and $1.8 million, respectively, and principal of $0.5 million during each period. As of March 31, 2019, we had $185.2 million outstanding under the Term Loan Credit Agreement, of which $1.9 million was classified as current on our Condensed Consolidated Balance Sheet.
For each three-month period ended March 31, 2019 and 2018, we incurred charges of less than $0.1 million for amortization of fees and original issuance discount, which is included in Interest Expense in the Condensed Consolidated Statements of Operations.

Cash Flows
Cash provided by operating activities for the first three months of 2019 totaled $33.8 million, compared to using $12.0 million during the same period in 2018. The cash provided by operations during the current year period was the result of net income adjusted for various non-cash activities including depreciation, amortization, loss on the sale of assets, deferred taxes, stock-based compensation, accretion of debt discount, and a $6.2 million decrease in working capital. Changes in key working capital accounts for 2019 and 2018 are summarized below (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Source (Use) of cash:
Accounts receivable	$(4,681)	$(45,910)	$41,229
Inventories	(72,576)	(58,383)	(14,193)
Accounts payable and accrued liabilities	84,770	63,943	20,827
Net use of cash	$7,513	$(40,350)	$47,863
Accounts receivable increased by $4.7 million in the first three months of 2019 as compared to $45.9 million in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 31 days in 2019 as compared to 35 days in the same period in 2018. The increase in accounts receivable during the first three months of 2019 was primarily due to increased demand, as well as timing of shipments. Inventory increased by $72.6 million during the first three months of 2019 as compared to $58.4 million in the 2018 period. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 10 times in the 2019 period, and 8 times in the 2018 period. The increase in inventory for the 2019 period was primarily due to higher finished goods and raw materials inventory resulting from increased demand for the first three months of 2019. Accounts payable and accrued liabilities increased by $84.8 million in 2019 compared to an increase of $63.9 million for the same period in 2018. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 45 days in 2019 as compared to 31 days in the same period in 2018. The increase during the first three months of 2019 was primarily due to continued strong production levels and purchasing activities required to meet current demand.
Investing activities used $6.8 million during the first three months of 2019, as compared to providing $6.5 million in the same period in 2018. Investing activities for the first three months of 2019 include capital expenditures of $6.8 million. Investing activities for the prior year period were primarily related to proceeds from the sale of assets totaling $12.6 million, partially offset by capital expenditures of $6.1 million.
Financing activities used $7.8 million during the first three months of 2019 as compared to $27.1 million in the same period in 2018. Cash used in financing activities during the current year period primarily relates to cash dividends paid to our shareholders of $4.6 million and common stock repurchases of $2.6 million. Cash used in financing activities in the first three months of 2018 primarily relates to the repurchase of Convertible Notes totaling $17.2 million, common stock repurchases of $5.4 million and cash dividends paid to our shareholders of $4.7 million.
As of March 31, 2019, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $319.1 million, representing a decrease of $3.1 million compared to March 31, 2018 and an increase of $19.6 million compared to December 31, 2018. Total debt and finance lease obligations amounted to $505.6 million as of March 31, 2019. As we continue to see a strong demand environment within the trailer industry and excellence in operational performance across all of our business segments, we believe our liquidity is adequate to fund our currently planned operations, working capital needs and capital expenditures for the remainder of 2019.
Capital Expenditures
Capital spending amounted to $6.8 million for the first three months of 2019 and is anticipated to be approximately $45 million for 2019. Capital spending for 2019 has been and is expected to continue to be primarily utilized to support maintenance, growth, and productivity improvement initiatives within our facilities.

Contractual Obligations and Commercial Commitments
A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of March 31, 2019 are as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Debt:
Revolving Facility (due 2020)	$—	$—	$—	$—	$—	$—	$—
Term Loan Credit Facility (due 2022)	1,410	1,880	1,880	180,057	—	—	185,227
Senior Notes (due 2025)	—	—	—	—	—	325,000	325,000
Finance Leases (including principal and interest)	271	361	361	30		—	1,023
Total debt	1,681	2,241	2,241	180,087	—	325,000	511,250
Other:
Operating Leases	3,074	3,289	2,708	1,480	1,266	1,812	13,629
Total other	3,074	3,289	2,708	1,480	1,266	1,812	13,629
Other commercial commitments:
Letters of Credit	7,769	—	—	—	—	—	7,769
Raw Material Purchase Commitments	144,884	—	—	—	—	—	144,884
Chassis Converter Pool Agreements	28,801	—	—	—	—	—	28,801
Total other commercial commitments	181,454	—	—	—	—	—	181,454
Total obligations	$186,209	$5,530	$4,949	$181,567	$1,266	$326,812	$706,333
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
Finance leases represent future minimum lease payments including interest. Operating leases represent the total future minimum lease payments.
We have standby letters of credit totaling $7.8 million issued in connection with workers compensation claims and surety bonds.
We have $144.9 million in purchase commitments with our suppliers and through financial derivatives through December 2019 for various raw material commodities, including aluminum, steel, nickel and polyethylene as well as other raw material components which are within normal production requirements.
We, through our subsidiary Supreme, obtain most vehicle chassis for our specialized vehicle products directly from the chassis manufacturers under converter pool agreements.  Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders.  Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at our various facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement.  The manufacturer transfers the chassis to us on a “restricted basis,” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers.  The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with manufacturers, we have not historically settled, nor expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer.  Accordingly, as of March 31, 2019 our outstanding chassis converter pool with the manufacturer totaled $22.9 million and we have included this financing agreement on our consolidated balance sheets within prepaid expenses and other and other accrued liabilities. All other chassis programs through our Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $5.9 million.  Under these agreements, if the chassis is not delivered to a customer within a specified time frame we are required to pay a finance or storage charge on the chassis.  Additionally, we receives finance support funds from the manufacturer when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis.
Backlog
Orders that have been confirmed by customers in writing, have defined delivery timeframes and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms or cancellation. Our backlog of orders was $1.6 billion at March 31, 2019 compared to $1.8 billion at December 31, 2018 and $1.3 billion at March 31, 2018. We expect to complete the majority of our backlog orders as of March 31, 2019 within 12 months of this date.
Outlook
The demand environment for trailers remained strong through the first quarter of 2019, as evidenced by our strong backlog and a trailer demand forecast by industry forecasters above replacement demand levels for the next several years. Recent estimates from industry analysts, ACT Research Company (“ACT”) and FTR Associates (“FTR”), forecast trailer demand for 2019 and beyond to remain healthy. ACT currently estimates trailer production to be approximately 330,600 trailers for 2019, representing an increase of 2.4% as compared to 2018, and forecasting continued demand levels to be above replacement demand into the foreseeable future with estimated demand for 2020 to be approximately 275,200 and annual average demand for the four-year period ending 2024 to be approximately 271,300 new trailers. FTR anticipates new trailer production to be approximately 315,000 new trailers in 2019, representing a decrease of 0.7% as compared to 2018 as well as projecting a decrease in 2020 with production totaling 285,000 trailers. In spite of a strong forecasted demand environment, there remain downside risks relating to issues with both the domestic and global economies, including the housing, energy and construction-related markets in the U.S.
Other potential risks we face for the remainder of 2019 will primarily relate to our ability to effectively manage our manufacturing operations as well as the cost and supply of raw materials, commodities and components. Significant increases in the cost of certain commodities, raw materials or components have had and may continue to have an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions, aluminum extrusions, specialty steel coil, and chassis. At the current and expected demand levels, there may be shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products.
We believe we remain well-positioned for long-term success in the trailer industry because: (1) our core customers are among the dominant participants in the trucking industry; (2) our DuraPlate® and other industry leading brand trailers continue to have a strong market acceptance; (3) our focus is on developing solutions that reduce our customers’ trailer maintenance and operating costs providing the best overall value; and (4) our presence throughout North America utilizing our extensive dealer network to market and sell our products. Continuing to identify attractive opportunities to leverage our core competencies, proprietary technology and core manufacturing expertise into new applications and end markets enables us to deliver greater value to our customers and stakeholders.
Critical Accounting Policies and Estimates
We have included a summary of our Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the summary provided in that report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices, interest rates and foreign exchange rates. The following discussion provides additional detail regarding our exposure to these risks.
Commodity Prices
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper and polyethylene. Given the volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. As of March 31, 2019, we had $144.9 million in raw material purchase commitments through December 2019 for materials that will be used in the production process, as compared to $107.0 million as of December 31, 2018. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.
Interest Rates
As of March 31, 2019, we had no floating rate debt outstanding under our Revolving Credit Facility and for the first quarter of 2019 we maintained no floating rate borrowings under our Revolving Credit Facility. In addition, as of March 31, 2019, we had outstanding borrowings under our Term Loan Credit Agreement, as amended, totaling $185.2 million that bear interest at a floating rate, subject to a minimum interest rate. Based on the average borrowings under our revolving facility and the outstanding indebtedness under our Term Loan Credit Agreement a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of $1.9 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2019.
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal year 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Part II - OTHER INFORMATION
Item 1. Legal Proceedings
See Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018. See also Note 11, “Contingencies”, to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
You should carefully consider the risks described in our Annual Report on Form 10-K, for the year ended December 31, 2018, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. In addition, the following risk factor is provided to supplement and update the Risk Factors previously disclosed in the Risk Factors section of our Annual Report on Form 10-K. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Our Equity Securities
In November 2018, the Company announced that the Board of Directors approved the repurchase of an additional $100 million in shares of common stock over a three year period. For the quarter ended March 31, 2019, we did not repurchase any shares pursuant to our repurchase program. However, during this period there were 182,648 shares repurchased to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
January 2019	0	$0.00	0	$100.0
February 2019	181,949	$14.43	0	$100.0
March 2019	699	$13.15	0	$100.0
Total	182,648	$14.43	0	$100.0
Item 6. Exhibits

(a)	Exhibits
	31.01	Certification of Principal Executive Officer
	31.02	Certification of Principal Financial Officer
	32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
	101	Interactive Data File Pursuant to Rule 405 of Regulation S-T

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: May 1, 2019	By:	/s/ Jeffery L. Taylor
Jeffery L. Taylor
Senior Vice President and Chief Financial Officer (Principal Financial Officer)