Form 10-Q
period 2019-06-30
WABASH NATIONAL Corp
filed 2019-07-31
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to                        _
Commission File Number: 001-10883
WABASH NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		52-1375208
(State of Incorporate)		(IRS Employer Identification Number)

1000 Sagamore Parkway South
Lafayette	Indiana	47905
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including area code: (765) 771-5300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	WNC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at July 25, 2019 was 54,456,563.

WABASH NATIONAL CORPORATION
FORM 10-Q

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$140,155	$132,690
Accounts receivable, net	170,177	181,064
Inventories	264,567	184,404
Prepaid expenses and other	40,550	51,261
Total current assets	615,449	549,419
Property, plant, and equipment, net	208,718	206,991
Goodwill	311,085	311,084
Intangible assets, net	200,089	210,328
Other assets	39,488	26,571
Total assets	$1,374,829	$1,304,393
Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of long-term debt	$—	$1,880
Current portion of finance lease obligations	317	299
Accounts payable	200,641	153,113
Other accrued liabilities	120,356	116,384
Total current liabilities	321,314	271,676
Long-term debt	489,865	503,018
Finance lease obligations	544	714
Deferred income taxes	32,691	34,905
Other non-current liabilities	28,850	20,231
Total liabilities	873,264	830,544
Commitments and contingencies
Stockholders’ equity:
Common stock 200,000,000 shares authorized, $0.01 par value, 54,675,691 and 55,135,788 shares outstanding, respectively	749	744
Additional paid-in capital	634,465	629,039
Retained earnings	186,934	150,244
Accumulated other comprehensive losses	(3,896)	(3,343)
Treasury stock at cost, 20,331,511 and 19,372,735 common shares, respectively	(316,687)	(302,835)
Total stockholders' equity	501,565	473,849
Total liabilities and stockholders’ equity	$1,374,829	$1,304,393

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$626,053	$612,690	$1,159,227	$1,104,009
Cost of sales	538,403	527,375	1,002,887	954,576
Gross profit	87,650	85,315	156,340	149,433
General and administrative expenses	26,509	25,778	56,649	50,887
Selling expenses	8,494	8,556	16,717	16,901
Amortization of intangible assets	5,109	4,940	10,238	9,881
Acquisition expenses	—	—	—	68
Income from operations	47,538	46,041	72,736	71,696
Other income (expense):
Interest expense	(7,020)	(7,151)	(14,110)	(14,605)
Other, net	1,081	4,037	912	11,953
Other expense, net	(5,939)	(3,114)	(13,198)	(2,652)
Income before income tax	41,599	42,927	59,538	69,044
Income tax expense	10,639	11,025	13,798	15,870
Net income	$30,960	$31,902	$45,740	$53,174

Net income per share:
Basic	$0.56	$0.55	$0.83	$0.92
Diluted	$0.56	$0.54	$0.82	$0.89
Weighted average common shares outstanding (in thousands):
Basic	55,197	57,879	55,233	57,836
Diluted	55,668	59,274	55,719	60,023

Dividends declared per share	$0.080	$0.075	$0.160	$0.150

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$30,960	$31,902	$45,740	$53,174
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment and other	(115)	(644)	183	(236)
Unrealized loss on derivative instruments	78	—	(736)	—
Total other comprehensive (loss) income	(37)	(644)	(553)	(236)
Comprehensive income	$30,923	$31,258	$45,187	$52,938

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$45,740	$53,174
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	10,957	10,330
Amortization of intangibles	10,238	9,881
Net loss (gain) on sale of property, plant and equipment	481	(9,743)
Loss on debt extinguishment	53	174
Deferred income taxes	(2,214)	(81)
Stock-based compensation	5,377	5,390
Non-cash interest expense	523	1,110
Accounts receivable	10,886	(46,564)
Inventories	(80,163)	(56,057)
Prepaid expenses and other	(325)	1,756
Accounts payable and accrued liabilities	58,210	72,792
Other, net	1,210	(1,691)
Net cash provided by operating activities	60,973	40,471
Cash flows from investing activities
Capital expenditures	(14,995)	(11,117)
Proceeds from the sale of property, plant, and equipment	38	16,426
Other, net	—	3,060
Net cash (used in) provided by investing activities	(14,957)	8,369
Cash flows from financing activities
Proceeds from exercise of stock options	55	910
Dividends paid	(9,061)	(9,271)
Borrowings under revolving credit facilities	288	423
Payments under revolving credit facilities	(288)	(423)
Principal payments under capital lease obligations	(152)	(143)
Principal payments under term loan credit facility	(15,470)	(940)
Principal payments under industrial revenue bond	—	(92)
Debt issuance costs paid	(71)	—
Convertible senior notes repurchase	—	(80,200)
Stock repurchase	(13,852)	(21,413)
Net cash used in financing activities	(38,551)	(111,149)
Cash and cash equivalents:
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,465	(62,309)
Cash, cash equivalents and restricted cash at beginning of period	132,690	191,521
Cash, cash equivalents, and restricted cash at end of period	$140,155	$129,212
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,661	$14,071
Cash paid for income taxes	$10,567	$12,700
The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2018	55,135,788	$744	$629,039	$150,244	$(3,343)	$(302,835)	$473,849
Net income for the year				14,780			14,780
Foreign currency translation and other					298		298
Stock-based compensation	273,158	5	2,581				2,586
Stock repurchase						(2,635)	(2,635)
Equity component of convertible senior notes repurchase							—
Common stock dividends				(4,512)			(4,512)
Unrealized loss on derivative instruments, net of tax					(814)		(814)
Common stock issued in connection with:
Stock option exercises	15,187		54				54
Balances at March 31, 2019	55,424,133	$749	$631,674	$160,512	$(3,859)	$(305,470)	$483,606
Net income for the year				30,960			30,960
Foreign currency translation and other					(115)		(115)
Stock-based compensation	26,639	—	2,791				2,791
Stock repurchase	(775,081)					(11,217)	(11,217)
Equity component of convertible senior notes repurchase							—
Common stock dividends				(4,538)			(4,538)
Unrealized loss on derivative instruments, net of tax					78		78
Common stock issued in connection with:
Stock option exercises							—
Balances at June 30, 2019	54,675,691	$749	$634,465	$186,934	$(3,896)	$(316,687)	$501,565

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2017	57,564,493	$737	$653,435	$98,728	$(2,385)	$(244,452)	$506,063
Net income for the year				21,272			21,272
Foreign currency translation and other					409		409
Stock-based compensation	380,588	6	2,651				2,657
Stock repurchase						(5,412)	(5,412)
Equity component of convertible senior notes repurchase			(7,830)				(7,830)
Common stock dividends				(4,748)			(4,748)
Common stock issued in connection with:
Stock option exercises	92,473	1	860				861
Balances at March 31, 2018	58,037,554	$744	$649,116	$115,252	$(1,976)	$(249,864)	$513,272
Net income for the year				31,902			31,902
Foreign currency translation and other					(644)		(644)
Stock-based compensation	24,040	—	2,733				2,733
Stock repurchase	(798,992)					(16,001)	(16,001)
Equity component of convertible senior notes repurchase			(27,689)				(27,689)
Common stock dividends				(4,407)			(4,407)
Common stock issued in connection with:
Stock option exercises	4,514	—	49				49
Balances at June 30, 2018	57,267,116	$744	$624,209	$142,747	$(2,620)	$(265,865)	$499,215

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
2. NEW ACCOUNTING PRONOUNCEMENTS
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-2, “Leases (Topic 842)”. This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The Company has identified its existing lease contracts and calculated the right-of-use (“ROU”) assets, which are reflected in Other Assets on the Condensed Consolidated Balance Sheets, and lease liabilities, which are reflected in the Other Accrued Liabilities and Other Non-Current Liabilities on the Condensed Consolidated Balance Sheets. This guidance was effective for the Company as of January 1, 2019. Adoption of the new standard resulted in the recording of ROU assets and lease liabilities of $9.9 million as of January 1, 2019. The FASB has issued further ASUs related to the standard providing an optional transition method allowing entities to not recast comparative periods. The Company elected the practical expedients upon transition that retained the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. The Company did not reassess whether any contracts entered into prior to adoption are leases. The Company has approximately $15.1 million of noncancelable future rental obligations as of June 30, 2019, as shown in Note 8.
3. REVENUE RECOGNITION
The Company adopted FASB ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” effective January 1, 2018. The adoption of Topic 606 did not have a material impact on the consolidated financial statements. The Company recognizes revenue from the sale of its products when obligations under the terms of a contract with our customers are satisfied; this occurs with the transfer of control of our products and replacement parts or throughout the completion of service work. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring promised goods or services to a customer and excludes all taxes collected from the customer. Shipping and handling fees are included in Net Sales and the associated costs included in Cost of Sales in the Condensed Consolidated Statements of Operations. For shipping and handling costs that take place after the transfer of control, the Company is applying the practical expedient and treating it as a fulfillment cost. Incidental items that are immaterial in the context of the contract are recognized as expense. For performance obligations satisfied over time, which include certain equipment-related sales within our Diversified Products reportable segment that have no alternative use and contain an enforceable right to payment, as well as service work whereby the customer simultaneously receives and consumes the benefits provided, the Company recognizes revenue on the basis of the Company’s efforts or inputs to the satisfaction of these performance obligations, measured by actual total cost incurred to the total estimated costs for each project. Total revenue recognized over time was not material to the consolidated financial statements for all periods presented.
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

4. INVENTORIES
Inventories consist of the following components (in thousands):

	June 30, 2019	December 31, 2018
Raw materials and components	$139,236	$115,083
Finished goods	99,351	48,698
Work in progress	18,095	13,119
Aftermarket parts	7,307	6,421
Used trailers	578	1,083
	$264,567	$184,404

5. PREPAID EXPENSES
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Chassis converter pool agreements	$11,704	$22,273
Assets held for sale	3,009	3,039
Income tax receivables	205	9,872
Insurance premiums & maintenance agreements	11,184	3,313
All other	14,448	12,764
	$40,550	$51,261

Chassis converter pool agreements represent chassis transferred to the Company on a restricted basis by the manufacturer, who retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales to the manufacturer’s dealers. Assets held for sale are related to the Company’s former branch locations and businesses the Company has sold or intends to sell within one year. Insurance premiums and maintenance agreements are charged to expenses over the contractual life, which is generally one year or less. Additionally, prepaid expenses include costs in excess of billings on contracts for which the Company recognizes revenue over time as services are completed. There is no restricted cash included in prepaid expenses and other for the periods ending June 30, 2019 and December 31, 2018.

6. DEBT
Long-term debt consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Senior notes due 2025	$325,000	$325,000
Term loan credit agreement	170,228	185,699
	495,228	510,699
Less: unamortized discount and fees	(5,363)	(5,801)
Less: current portion	—	(1,880)
	$489,865	$503,018

Senior Notes
On September 26, 2017, the Company issued Senior Notes due 2025 (the “Senior Notes”) with an aggregate principal amount of $325 million. The Senior Notes bear interest at the rate of 5.50% per annum from the date of issuance, and pay interest semi-annually in cash on April 1 and October 1 of each year, beginning on April 1, 2018. The Company used the net proceeds of $318.9 million from the sale of the Senior Notes to finance a portion of the acquisition of Supreme and to pay related fees and expenses. The Senior Notes are guaranteed on a senior unsecured basis by all direct and indirect existing and future domestic restricted subsidiaries, subject to certain restrictions. The Senior Notes and related guarantees are the Company’s and the guarantors’ general unsecured senior obligations and are subordinate to all of the Company’s and the guarantors’ existing and future secured debt to the extent of the assets securing that secured obligation. In addition, the Senior Notes are structurally subordinate to any existing and future debt of any of the Company’s subsidiaries that are not guarantors, to the extent of the assets of those subsidiaries. The Senior Notes will mature on October 1, 2025.
The indenture for the Senior Notes restricts the Company’s ability and the ability of certain of its subsidiaries, subject to certain exceptions and qualifications, to: (i) incur additional indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, its capital stock or with respect to any other interest or participation in, or measured by, its profits; (iii) make loans and certain investments; (iv) sell assets; (v) create or incur liens; (vi) enter into transactions with affiliates; and (vii) consolidate, merge or sell all or substantially all of its assets.
The indenture for the Senior Notes contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. As of June 30, 2019, the Company was in compliance with all covenants.
Contractual coupon interest expense and accretion of discount and fees for the Senior Notes for the three- and six-month periods ended June 30, 2019 and 2018, was $4.6 million and $9.2 million, respectively, and is included in Interest Expense on the Company’s Condensed Consolidated Statements of Operations.
Revolving Credit Agreement
On December 21, 2018, the Company entered into the Second Amended and Restated Credit Agreement (the “Revolving Credit Agreement”), among the Company, certain of its subsidiaries as borrowers (together with the Company, the “Borrowers”), the lenders from time to time party thereto, Wells Fargo Capital Finance, LLC, and Citizens Business Capital, which amended and restated the Company’s existing amended and restated revolving credit agreement, dated as of May 8, 2012.
The Revolving Credit Agreement is guaranteed by certain subsidiaries of the Company (the “Revolver Guarantors”) and is secured by (i) first priority security interests in substantially all personal property of the Borrowers and the Revolver Guarantors, consisting of accounts receivable, inventory, cash, deposit and securities accounts and any cash or other assets in such accounts and, to the extent evidencing or otherwise related to such property, all general intangibles, licenses, intercompany debt, letter of credit rights, commercial tort claims, chattel paper, instruments, supporting obligations, documents and payment intangibles (collectively, the “Revolver Priority Collateral”), and (ii) second-priority liens on and security interests in (A) equity interests of each direct subsidiary held by the Borrowers and each Revolver Guarantor, and (B) substantially all other tangible and intangible assets of the Borrowers and the Revolver Guarantors, excluding real property (the “Term Priority Collateral”).
The Revolving Credit Agreement has a scheduled maturity date of December 21, 2023, subject to certain springing maturity events.
Under the Revolving Credit Agreement, the lenders agree to make available to the Company a $175 million revolving credit facility. The Company has the option to increase the total commitment under the facility to up to $275 million, subject to certain conditions. Subject to availability, the Revolving Credit Agreement provides for a letter of credit subfacility in an amount not in excess of $15 million, and allows for swingline loans in an amount not in excess of $17.5 million. Outstanding borrowings under the Revolving Credit agreement will bear interest at an annual rate, at the Borrowers’ election, equal to (i) LIBOR plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the revolving loan facility. The Borrowers are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses thereunder.
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
As of June 30, 2019 and 2018, the Company had no outstanding borrowings under the Credit Agreement and was in compliance with all covenants. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Facility, amounted to $307.4 million as of June 30, 2019, and $287.7 million as of June 30, 2018.
Term Loan Credit Agreement
In May 2012, the Company entered into the Term Loan Credit Agreement (as amended, the “Term Loan Credit Agreement”), which provides for, among other things, (x) a senior secured term loan of $188.0 million that matures on March 19, 2022, subject to certain springing maturity events (the “Term Loans”), and (y) an uncommitted accordion feature to provide for additional senior secured term loans of up to $75 million plus an unlimited amount provided that the senior secured leverage ratio would not exceed 3.00 to 1.00, subject to certain conditions (the “Term Loan Facility”).

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
The Term Loan Credit Agreement is guaranteed by certain of the Company’s subsidiaries, and is secured by (i) first-priority liens on, and security interests in, the Term Priority Collateral, and (ii) second-priority security interests in the Revolver Priority Collateral.
The Term Loan Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets. As of June 30, 2019, the Company was in compliance with all covenants.
For the three- and six-month periods ended June 30, 2019, under the Term Loan Credit Agreement the Company paid interest of $2.2 million and $4.4 million, respectively, and principal of $15.0 million and $15.5 million during each period. For the three- and six-month periods ended June 30, 2018, the Company paid interest of $2.0 million and $3.9 million, respectively, and principal of $0.5 million and $0.9 million during each period. The Company recognized a loss on debt extinguishment of $0.1 million in connection with the prepayment of principal in the second quarter of 2019, included in Other, net in the Condensed Consolidated Statement of Operations. As of June 30, 2019, the Company had $170.2 million outstanding under the Term Loan Credit Agreement, of which none was classified as current on the Company’s Condensed Consolidated Balance Sheet.
For each three-month period ended June 30, 2019 and 2018, the Company incurred charges of less than $0.1 million, and $0.1 million for each six-month period ended June 30, 2019 and 2018, for amortization of fees and original issuance discount, which is included in Interest Expense in the Condensed Consolidated Statements of Operations.
7. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
As of June 30, 2019, the Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $31.4 million. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.
At inception, the Company designated the commodity swap contracts as cash flow hedges. The contracts mature at specified monthly settlement dates through April 2020. The effective portion of the hedging transaction is recognized in Accumulated Other Comprehensive Income (“AOCI”) and transferred to earnings when the forecasted hedged transaction takes place or when the forecasted hedged transaction is no longer probable to occur.
Financial Statement Presentation
As of June 30, 2019 and December 31, 2018, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$32	$17
Commodity swap contracts	Other accrued liabilities	(2,013)	(1,146)
Total derivatives designated as hedging instruments		$(1,981)	$(1,129)

The following table summarizes the gain or loss recognized in AOCI as of June 30, 2019 and December 31, 2018 and the amounts reclassified from AOCI into earnings for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings

	June 30, 2019	December 31, 2018		Three Months Ended June 30,		Six Months Ended June 30,
				2019	2018	2019	2018
Derivatives instruments
Commodity swap contracts	$(1,501)	$(765)	Cost of sales	$(478)	$—	$(646)	$—

Over the next 12 months, the Company expects to reclassify approximately $2.0 million of pretax deferred losses, related to the commodity swap contracts, from AOCI to cost of sales as inventory purchases are settled.
8. LEASES
The Company leases certain industrial spaces, office space, land, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to 5 years. The exercise of lease renewal options is at the Company’s sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Leased assets obtained in exchange for new operating lease liabilities in the current period were not material.
Leased assets and liabilities included within the Condensed Consolidated Balance Sheets consist of the following (in thousands):

	Classification	June 30, 2019
Right-of-Use Assets
Operating	Other assets	$12,562
Finance	Property, plant and equipment, net of depreciation	3,017
Total Leased ROU Assets		$15,579
Liabilities
Current
Operating	Other accrued liabilities	$3,870
Finance	Current portion of finance lease obligations	317
Noncurrent
Operating	Non-current liabilities	8,767
Finance	Finance lease obligations	544
Total lease liabilities		$13,498

Lease costs included in the Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$1,126	$2,198
Finance lease cost
Amortization of ROU leased assets	Depreciation and amortization	36	72
Interest on lease liabilities	Interest expense	17	35
Net lease cost		$1,179	$2,305

Maturity of the Company’s lease liabilities is as follows (in thousands):

	Operating Leases	Finance Leases	Total
2019 (remainder)	$2,153	$180	$2,333
2020	3,621	361	3,982
2021	3,032	361	3,393
2022	1,797	30	1,827
2023	1,594	—	1,594
Thereafter	2,008	—	2,008
Total lease payments	$14,205	$932	$15,137
Less: interest	1,568	71
Present value of lease payments	$12,637	$861

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

June 30, 2019
Weighted average remaining lease term (years)
Operating leases	4.6
Finance leases	2.6
Weighted average discount rate
Operating leases	5.16%
Finance leases	6.16%

Lease costs included in the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,124
Operating cash flows from finance leases	$35
Financing cash flows from finance leases	$152

9. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other Accrued Liabilities (in thousands):

	June 30, 2019	December 31, 2018
Warranty	$23,509	$22,247
Chassis converter pool agreements	11,704	22,273
Payroll and related taxes	21,530	16,096
Customer deposits	28,945	23,483
Self-insurance	12,772	9,890
Accrued interest	4,705	4,779
Operating lease obligations	3,870	—
Accrued taxes	2,320	7,653
All other	11,001	9,963
	$120,356	$116,384

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2019	2018
Balance as of January 1	$22,247	$20,132
Provision for warranties issued in current year	4,067	3,580
Payments	(2,805)	(2,671)
Balance as of June 30	$23,509	$21,041

The Company offers a limited warranty for its products with a coverage period that ranges between one and 5 years, except that the coverage period for DuraPlate® trailer panels is 10 years. The Company passes through component manufacturers’ warranties to our customers. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.
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
Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis, are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Commodity swap contracts	Recurring	(1,981)	—	(1,981)	—
Mutual funds	Recurring	6,356	6,356	—	—
Life-insurance contracts	Recurring	15,475	—	15,475	—
December 31, 2018
Commodity swap contracts	Recurring	(1,129)	—	(1,129)	—
Mutual funds	Recurring	4,140	4,140	—	—
Life-insurance contracts	Recurring	15,333	—	15,333	—

Estimated Fair Value of Debt
The estimated fair value of debt at June 30, 2019 consists primarily of the Senior Notes due 2025 and borrowings under the Term Loan Credit Agreement (see Note 6). The fair value of the Senior Notes due 2025, Term Loan Credit Agreement and the Revolving Credit Facility are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Revolving Credit Facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings. All other debt approximates their fair value as determined by discounted cash flows and are classified as Level 3.
The Company’s carrying and estimated fair value of debt at June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019				December 31, 2018
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Instrument
Senior notes due 2025	$320,252	$—	$308,750	$—	$319,941	$—	$278,688	$—
Term loan credit agreement	169,649	—	169,803	—	184,957	—	181,985	—
	$489,901	$—	$478,553	$—	$504,898	$—	$460,673	$—

The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at the carrying value, net of unamortized premium or discount and unamortized deferred financing costs in the financial statements.
11. CONTINGENCIES
As of June 30, 2019, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, in connection with the conduct of its business activities, in various jurisdictions, both in the United States and internationally. On the basis of information currently available to it, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and Administrative Expenses in the Condensed Consolidated Statements of Operations.
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

On May 24, 2018, the Court granted Supreme’s motion to dismiss all claims for failure to state a claim. On July 13, 2018, the plaintiffs filed a second amended complaint. On August 24, 2018, Supreme filed a second motion to dismiss for failure to state a claim, and requested dismissal with prejudice. On March 29, 2019, the Court granted Supreme’s motion and dismissed Plaintiff’s second amended complaint, with prejudice. Plaintiff filed a notice of appeal on April 29, 2019, and Appellant’s Brief is currently due on August 7, 2019.
Chassis Converter Pool Agreements
The Company, through Supreme, obtains most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of June 30, 2019, the Company’s outstanding chassis converter pool with the manufacturer totaled $11.7 million and has included this financing agreement on the Company’s Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs through its Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $4.7 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.
12. NET INCOME PER SHARE
Per share results have been calculated based on the average number of common shares outstanding. The calculation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic net income per share:
Net income applicable to common stockholders	$30,960	$31,902	$45,740	$53,174
Weighted average common shares outstanding	55,197	57,879	55,233	57,836
Basic net income per share	$0.56	$0.55	$0.83	$0.92

Diluted net income per share:
Net income applicable to common stockholders	$30,960	$31,902	$45,740	$53,174

Weighted average common shares outstanding	55,197	57,879	55,233	57,836
Dilutive shares from assumed conversion of convertible senior notes	—	435	—	1,073
Dilutive stock options and restricted stock	471	960	486	1,114
Diluted weighted average common shares outstanding	55,668	59,274	55,719	60,023
Diluted net income per share	$0.56	$0.54	$0.82	$0.89

The calculation of diluted net income per share for the three and six month periods ended June 30, 2018 includes the impact of the Company’s convertible senior notes as the average stock price of the Company’s common stock during the period was above the initial conversion price of approximately $11.70 per share. The convertible notes matured in May 2018, so there were no dilutive shares in 2019.

13. STOCK-BASED COMPENSATION
The Company recognizes all share-based payments based upon their fair value. The Company grants restricted stock units subject to service, performance and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance based units is based on the market price of a share of underlying common stock at the date of grant. The fair value of the market based units is based on a lattice valuation model. The amount of compensation costs related to restricted stock units and performance units not yet recognized was $20.2 million at June 30, 2019 for which the expense will be recognized through 2022.
14. STOCKHOLDERS’ EQUITY
Share Repurchase Program
On November 14, 2018, the Board of Directors approved the extension of the Company’s existing stock repurchase program for an additional three-year period and authorizing up to an additional $100 million in repurchases. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of June 30, 2019, $88.8 million remained available under the program.
Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.
Accumulated Other Comprehensive Income
Changes in AOCI by component, net of tax, for the six months ended June 30, 2019 are summarized as follows (in thousands):

	Foreign Currency Translation and Other	Derivative Instruments	Total
Balances at December 31, 2018	$(2,578)	$(765)	$(3,343)
Net unrealized gains (losses) arising during the period(a)	298	(939)	(641)
Less: Net realized gains (losses) reclassified to net income(b)	—	(125)	(125)
Net change during the period	298	(814)	(516)
Balances at March 31, 2019	(2,280)	(1,579)	(3,859)
Net unrealized gains (losses) arising during the period(c)	(115)	(279)	(394)
Less: Net realized gains (losses) reclassified to net income(d)	—	(357)	(357)
Net change during the period	(115)	78	(37)
Balances at June 30, 2019	$(2,395)	$(1,501)	$(3,896)
—————————
(a) Derivative instruments net of $308 thousand of tax benefit for the three months ended March 31, 2019.
(b) Derivative instruments net of $42 thousand of tax benefit for the three months ended March 31, 2019.
(c) Derivative instruments net of $93 thousand of tax benefit for the three months ended June 30, 2019.
(d) Derivative instruments net of $121 thousand of tax benefit for the three months ended June 30, 2019.

Changes in AOCI by component, net of tax, for the six months ended June 30, 2018 are summarized as follows (in thousands):

	Foreign Currency Translation and Other	Derivative Instruments	Total
Balances at December 31, 2017	$(2,385)	$—	$(2,385)
Net unrealized gains (losses) arising during the period	409	—	409
Less: Net realized gains (losses) reclassified to net income	—	—	—
Net change during the period	409	—	409
Balances at March 31, 2018	(1,976)	—	(1,976)
Net unrealized gains (losses) arising during the period	(644)	—	(644)
Less: Net realized gains (losses) reclassified to net income	—	—	—
Net change during the period	(644)	—	(644)
Balances at June 30, 2018	$(2,620)	$—	$(2,620)

15. INCOME TAXES
For the three months ended June 30, 2019, the Company recognized income tax expense of $10.6 million compared to $11.0 million for the same period in the prior year. The effective tax rate for this period was 25.6% compared to 25.7% for the same period in the prior year. The Company recognized income tax expense of $13.8 million in the first six months of 2019 compared to $15.9 million for the same period in the prior year. The effective tax rates for the first six months of 2019 and 2018 were 23.2% and 23.0%, respectively. These effective tax rates differ from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes and recognition of excess tax benefits on share-based compensation.
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

Reportable segment information is as follows (in thousands):

Three Months Ended June 30, 2019	Commercial Trailer Products	Diversified Products	Final Mile Products	Corporate and Eliminations	Consolidated
Net sales
External customers	$400,401	$90,835	$134,817	$—	$626,053
Intersegment sales	463	6,191	—	(6,654)	—
Total net sales	$400,864	$97,026	$134,817	$(6,654)	$626,053

Income (loss) from operations	$39,918	$8,911	$9,221	$(10,512)	$47,538
Assets	$358,880	$337,197	$496,733	$182,019	$1,374,829

Three Months Ended June 30, 2018	Commercial Trailer Products	Diversified Products	Final Mile Products	Corporate and Eliminations	Consolidated
Net sales
External customers	$402,484	$88,997	$121,209	$—	$612,690
Intersegment sales	23	5,088	—	(5,111)	—
Total net sales	$402,507	$94,085	$121,209	$(5,111)	$612,690

Income (loss) from operations	$40,784	$4,395	$10,258	$(9,396)	$46,041
Assets	$356,309	$353,757	$474,121	$184,944	$1,369,131

Six Months Ended June 30, 2019	Commercial Trailer Products	Diversified Products	Final Mile Products	Corporate and Eliminations	Consolidated
Net sales
External customers	$740,546	$183,015	$235,666	$—	$1,159,227
Intersegment sales	1,363	13,659	—	(15,022)	—
Total net sales	$741,909	$196,674	$235,666	$(15,022)	$1,159,227

Income (loss) from operations	$66,239	$16,955	$11,090	$(21,548)	$72,736
Assets	$358,880	$337,197	$496,733	$182,019	$1,374,829

Six Months Ended June 30, 2018	Commercial Trailer Products	Diversified Products	Final Mile Products	Corporate and Eliminations	Consolidated
Net sales
External customers	$729,881	$177,460	$196,668	$—	$1,104,009
Intersegment sales	48	11,828	—	(11,876)	—
Total net sales	$729,929	$189,288	$196,668	$(11,876)	$1,104,009

Income (loss) from operations	$70,265	$9,423	$10,867	$(18,859)	$71,696
Assets	$356,309	$353,757	$474,121	$184,944	$1,369,131

b.  Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Three Months Ended June 30, 2019	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$385,842	$49,325	$—	$—	$435,167	69.5%
Used trailers	13	739	—	—	752	0.1%
Components, parts and service	10,622	29,007	4,447	(6,575)	37,501	6.0%
Equipment and other	4,387	17,955	130,370	(79)	152,633	24.4%
Total net sales	$400,864	$97,026	$134,817	$(6,654)	$626,053	100.0%

Three Months Ended June 30, 2018	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$385,131	$37,602	$—	$—	$422,733	69.0%
Used trailers	2,499	628	—	—	3,127	0.5%
Components, parts and service	9,042	31,926	2,623	(5,091)	38,500	6.3%
Equipment and other	5,835	23,929	118,586	(20)	148,330	24.2%
Total net sales	$402,507	$94,085	$121,209	$(5,111)	$612,690	100.0%

Six Months Ended June 30, 2019	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$711,661	$95,124	$—	$—	$806,785	69.6%
Used trailers	150	1,326	—	—	1,476	0.1%
Components, parts and service	20,955	64,891	7,863	(14,495)	79,214	6.8%
Equipment and other	9,143	35,333	227,803	(527)	271,752	23.4%
Total net sales	$741,909	$196,674	$235,666	$(15,022)	$1,159,227	100.0%

Six Months Ended June 30, 2018	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$695,449	$71,441	$—	$—	$766,890	69.5%
Used trailers	6,906	1,714	—	—	8,620	0.8%
Components, parts and service	17,690	65,894	5,036	(11,853)	76,767	7.0%
Equipment and other	9,884	50,239	191,632	(23)	251,732	7.2%
Total net sales	$729,929	$189,288	$196,668	$(11,876)	$1,104,009	100.0%

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

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.0%	86.1%	86.5%	86.5%
Gross profit	14.0%	13.9%	13.5%	13.5%

General and administrative expenses	4.2%	4.2%	4.9%	4.6%
Selling expenses	1.4%	1.4%	1.4%	1.5%
Amortization of intangibles	0.8%	0.8%	0.9%	0.9%
Other operating expenses	—%	—%	—%	0.1%
Income from operations	7.6%	7.5%	6.3%	6.4%

Interest expense	(1.1)%	(1.2)%	(1.2)%	(1.3)%
Other, net	0.2%	0.7%	0.1%	1.1%
Income before income taxes	6.7%	7.0%	5.2%	6.2%

Income tax expense	1.7%	1.8%	1.2%	1.4%
Net income	5.0%	5.2%	4.0%	4.8%
For the three month period ended June 30, 2019, we recorded net sales of $626.1 million compared to $612.7 million in the prior year period. Net sales for the three month period ended June 30, 2019 increased $13.4 million, or 2.2%, compared to the prior year period, due primarily to 4.6% increase in truck body unit shipments, which contributed to a $13.6 million increase in sales within our Final Mile Products segment. Gross profit margin increased to 14.0% in the second quarter of 2019 compared to 13.9% in the prior year period driven by the sale of the Aviation Truck Equipment business partially offset by an unfavorable sales mix in the Commercial Trailer Products and Final Mile Products reporting segments. We continue to be encouraged by the strong market demand within all of our reporting segments as well as the expectation that overall industry shipment and production levels will remain above replacement demand for the remainder of 2019 as many key structural and market drivers continue to support healthy demand for new trailers. In addition, we expect to continue our focused efforts to drive ongoing improvements throughout the business, deliver new opportunities to expand our customer base and focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.
For the three-month period ended June 30, 2019, selling, general and administrative expenses increased $0.7 million as compared to the same period in 2018. The increase was largely due to higher employee related costs, including employee incentive programs, compared to the same period in the prior year. As a percentage of net sales, selling, general and administrative expenses was 5.6% in the second quarter of 2019, consistent with the prior year period.
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

Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018
Net Sales
Net sales in the second quarter of 2019 increased $13.4 million, or 2.2%, compared to the second quarter of 2018. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Commercial Trailer Products	$400,864	$402,507	$(1,643)	(0.4)%
Diversified Products	97,026	94,085	2,941	3.1%
Final Mile Products	134,817	121,209	13,608	11.2%
Eliminations	(6,654)	(5,111)	(1,543)
Total	$626,053	$612,690	$13,363	2.2%

New Trailers	(units)
Commercial Trailer Products	14,250	15,650	(1,400)	(8.9)%
Diversified Products	750	650	100	15.4%
Total	15,000	16,300	(1,300)	(8.0)%

Used Trailers	(units)
Commercial Trailer Products	—	250	(250)	(100.0)%
Diversified Products	25	50	(25)	(50.0)%
Total	25	300	(275)	(91.7)%
Commercial Trailer Products segment sales, prior to the elimination of intersegment sales, were $400.9 million for the second quarter of 2019, a decrease of $1.6 million, or 0.4%, compared to the second quarter of 2018. New trailers shipped during the second quarter of 2019 totaled 14,250 trailers compared to 15,650 trailers in the prior year period, an 8.9% decrease. The decrease in net sales is primarily attributable to selling approximately 1,400 fewer new trailers and 250 fewer used trailers compared to the same period in 2018. Partially offsetting the lower new and used trailer sales volumes was the impact of pricing efforts undertaken in response to increases in commodity and labor costs experienced in 2018 and a $1.6 million increase in parts and service revenue compared to the second quarter of 2018.
Diversified Products segment sales, prior to the elimination of intersegment sales, were $97.0 million for the second quarter of 2019, an increase of $2.9 million, or 3.1%, compared to the second quarter of 2018. New trailer sales increased $11.7 million, or 31.2%, from the prior year period driven by higher demand for tank trailers compared to the second quarter of 2018. New trailer shipments for the second quarter of 2019 totaled 750 units compared to 650 units in the prior year period. Equipment sales decreased $6.0 million, or 25.0%, compared to the prior year period mostly due to $7.9 million decrease in sales as a result of the sale of the Aviation and Truck Equipment business in January 2019. Sales of our parts and service product offerings totaled $29.0 million for the second quarter of 2019, a decrease of $2.9 million or 9.1% as compared to the prior year period.
Final Mile Products segment sales, prior to the elimination of intersegment sales, were $134.8 million in the second quarter of 2019, an increase of $13.6 million, or 11.2%, compared to the second quarter of 2018. New truck body sales increased $11.8 million, or 9.9%, from the prior year period driven by a 5.1% increase in truck body unit shipments in the second quarter of 2019, compared to the prior year period.
Cost of Sales
Cost of sales was $538.4 million in the second quarter of 2019, an increase of $11.0 million, or 2.1%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.
Commercial Trailer Products segment cost of sales was $354.0 million in the second quarter of 2019, a decrease of $1.0 million, or 2.9%, compared to the prior year period. The decrease was primarily driven by a $3.0 million decrease in materials costs due to lower new trailer sales levels. Other manufacturing costs increased $2.0 million as compared to the prior year period due to an unfavorable sales mix.

Diversified Products segment cost of sales was $76.9 million in the second quarter of 2019, a decrease of $0.5 million, or 0.6%, compared to the prior period. The decrease in cost of sales is primarily due to the sale of the Aviation Truck Equipment business, partially offset by higher sales volumes.
Final Mile Product segment cost of sales was $113.5 million in second quarter of 2019, an increase of $13.2 million, or 13.2%, compared to the prior period. The increase was primarily driven by a $10.4 million increase in materials costs and a $2.8 million increase in other manufacturing costs related to increased sales volumes and product mix.
Gross Profit
Gross profit was $87.7 million in the second quarter of 2019, an increase of $2.3 million from the prior year period. Gross profit as a percentage of sales was 14.0% for the second quarter of 2019, compared to 13.9% for the same period in 2018. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
Gross Profit by Segment
Commercial Trailer Products	$46,906	$47,513	$(607)	(1.3)%
Diversified Products	20,123	16,692	3,431	20.6%
Final Mile Products	21,289	20,923	366	1.7%
Corporate and Eliminations	(668)	187	(855)
Total	$87,650	$85,315	$2,335	2.7%
Commercial Trailer Products segment gross profit was $46.9 million for the second quarter of 2019 compared to $47.5 million for the second quarter of 2018. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 11.7% in the second quarter of 2019 compared to 11.8% in the 2018 period. The decreases in gross profit is attributable to lower sales volumes. The decrease in gross profit margin, while relatively flat between periods, is primarily due to an unfavorable sales mix.
Diversified Products segment gross profit was $20.1 million for the second quarter of 2019 compared to $16.7 million in the same quarter of 2018. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 20.7% in the second quarter of 2019 compared to 17.7% in the 2018 period. The increase in gross profit as a percentage of net sales compared to the prior year period was primarily driven by the divestiture of the Aviation and Truck Equipment business completed early in the first quarter of 2019, a favorable sales mix and improved operational efficiencies compared to the prior year period.
Final Mile Products segment gross profit was $21.3 million for the second quarter of 2019 compared to $20.9 million in the same quarter of 2018. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales, was 15.8% in the second quarter of 2019 compared to 17.3% in the 2018 period. The decrease in gross profit as a percentage of net sales compared to the prior year period was primarily driven by higher commodity and component costs and an unfavorable sales mix.
General and Administrative Expenses
General and administrative expenses for the second quarter of 2019 increased $0.7 million, or 2.8%, from the prior year period. The increase was largely due to $0.7 million of higher employee related costs, including benefits and incentive programs, compared to the same period in the prior year. As a percentage of net sales, general and administrative expenses were 4.2% for the second quarter of 2019, consistent with the second quarter of 2018.
Selling Expenses
Selling expenses were $8.5 million in the second quarter of 2019, a decrease of $0.1 million, or 0.7%, compared to the prior year period. The decrease was largely due to lower selling expenses as a result of the sale of the Aviation and Truck Equipment business in January 2019. As a percentage of net sales, selling expenses were 1.4% for the second quarter of 2019, consistent the second quarter of 2018.
Amortization of Intangibles
Amortization of intangibles was $5.1 million for the second quarter of 2019 compared to $4.9 million in the prior year period. Amortization of intangibles for both periods primarily includes amortization expense recognized for intangible assets recorded from the acquisition of Walker in May 2012, certain assets acquired from Beall in February 2013, and Supreme in September 2017.

Other Income (Expense)
Interest expense for the second quarter of 2019 totaled $7.0 million compared to $7.2 million in the second quarter of 2018. Interest expense relates to interest and non-cash accretion charges on our Term Loan Credit Agreement and Senior Notes. The decrease from the previous year period is primarily due to the retirement of the Convertible Notes in 2018.
Other, net for the second quarter of 2019 represented income of $1.1 million as compared to income of $4.0 million for the prior year period. Income for the current year period is primarily related to interest income. Income for the prior year period is primarily related to the gains recognized on the sale of former branch locations in the second quarter of 2018.
Income Taxes
We recognized income tax expense of $10.6 million in the second quarter 2019 compared to $11.0 million for the same period in the prior year. The effective tax rate for the second quarter of 2019 and 2018 were 25.6% and 25.7%, respectively. These effective tax rates differ from the U.S. Federal statutory rate of 21% primarily due to the impact of state and local taxes and recognition of excess tax benefits on share-based compensation.
Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018
Net Sales
Net sales in the first six months of 2019 increased $55.2 million, or 5.0%, compared to the first six months of 2018. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Commercial Trailer Products	$741,909	$729,930	$11,979	1.6%
Diversified Products	196,674	189,288	7,386	3.9%
Final Mile Products	235,666	196,668	38,998	19.8%
Eliminations	(15,022)	(11,877)	(3,145)
Total	$1,159,227	$1,104,009	$55,218	5.0%

New Trailer Shipments	(units)
Commercial Trailer Products	26,650	28,300	(1,650)	(5.8)%
Diversified Products	1,450	1,200	250	20.8%
Total	28,100	29,500	(1,400)	(4.7)%

Used Trailer Shipments	(units)
Commercial Trailer Products	50	750	(700)	(93.3)%
Diversified Products	50	50	—	—%
Total	100	800	(700)	(87.5)%
Commercial Trailer Products segment sales prior to the elimination of intersegment sales were $741.9 million for the first six months of 2019, an increase of $12.0 million, or 1.6%, compared to the first six months of 2018. Trailers shipped during the first six months of 2019 totaled 26,650 trailers compared to 28,300 trailers in the prior year period, a 5.8% decrease. Pricing actions taken to offset the increased cost of materials resulted in a $16.2 million increase in new trailer sales despite the decrease in shipments compared to the prior year period. Parts and service revenue for the six-month period of 2019 totaled $21.0 million, an increase of $3.3 million or 18.5% from the prior year period due to stronger focus on aftermarket parts and services. Used trailer sales decreased $6.8 million compared to the prior year period primarily due to a 700 unit decrease in used trailer shipments in the first six months of 2019 compared to the prior year period.
Diversified Products segment sales prior to the elimination of intersegment sales were $196.7 million for the first six months of 2019, an increase of $7.4 million, or 3.9%, compared to the same period of 2018. Trailers shipped during the first six months of 2019 totaled 1,450 trailers compared to 1,200 trailers in the prior year period, a 20.8% increase. The increase in new trailer shipments compared to the prior year period resulted in a $23.7 million increase in sales. Equipment sales decreased $14.9 million, or 29.7%, compared to the prior year period. Parts and service sales decreased $1.0 million, or 1.4%, compared to the prior year period. Decreases in equipment and parts and service sales are primarily due to the divestiture of the Aviation Truck Equipment business in January 2019.
Final Mile Products segment sales, prior to the elimination of intersegment sales, were $235.7 million for the first six months of 2019, an increase of $39.0 million, or 19.8% from the first six months of 2018. Increased truck body unit shipments of 19.0% drove a $36.2 million increase in equipment sales compared to the prior year period.
Cost of Sales
Cost of sales was $1,002.9 million in the first six months of 2019, an increase of $48.3 million, or 5.1%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.
Commercial Trailer Products segment cost of sales was $659.0 million in the first six months of 2019, an increase of $13.1 million, or 2.0%, compared to the prior year period. The increase was primarily driven by a $9.2 million increase in materials costs due to material cost inflation as compared to the prior year period. Other manufacturing costs increased $3.9 million as compared to the prior year period due to higher labor costs.
Diversified Products segment cost of sales was $156.5 million in the first six months of 2019, an increase of $1.1 million, or 0.7%, compared to the prior period. The increase was primarily due to higher material and labor costs due to higher sales volumes and material cost inflation compared to the prior year period. Partially offsetting these increases was a decrease in cost of sales as a result of the sale of the Aviation and Truck Equipment business.
Final Mile Product segment cost of sales was $200.9 million in first six months of 2019, an increase of $36.6 million, or 22.3% compared to the prior year period. The increase was primarily driven by increased sales volumes and an unfavorable product mix.
Gross Profit
Gross profit was $156.3 million in the first six months of 2019, an increase of $6.9 million from the prior year period. Gross profit as a percentage of sales was 13.5% for the first six months, consistent with the same period in 2018. Gross profit by segment was as follows (dollars in thousands):

	Six Months Ended June 30,		Change
	2019	2018	$	%
Gross Profit by Segment
Commercial Trailer Products	$82,846	$84,036	$(1,190)	(1.4)%
Diversified Products	40,222	33,990	6,232	18.3%
Final Mile Products	34,813	32,455	2,358	7.3%
Corporate	(1,541)	(1,048)	(493)
Total	$156,340	$149,433	$6,907	4.6%
Commercial Trailer Products segment gross profit was $82.8 million for the first six months of 2019 compared to $84.0 million for the prior year period. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 11.2% in 2019 compared to 11.5% in the prior period. The decreases in gross profit and gross profit margin as compared to the prior year period were primarily driven by higher commodity and component costs as well as higher labor costs, including higher levels of overtime and lower productivity.
Diversified Products segment gross profit was $40.2 million for the first half of 2019 compared to $34.0 million in the same period of 2018. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 20.5% in the 2019 period compared to 18.0% in the prior period. The increase in gross profit as a percentage of net sales compared to the prior year period was due primarily driven by improved operational efficiencies compared to the prior year period, as well as the divestiture of the Aviation Truck Equipment business in January 2019.
Final Mile Products segment gross profit was $34.8 million for the first six months of 2019 compared to $32.5 million in the same period of 2018. Gross profit, as a percentage of sales, was 14.8% in the first six months of 2019, compared to 16.5% in the prior year period. The decrease in gross profit as a percentage of net sales compared to the prior year period was primarily driven by higher commodity and component costs as well as higher labor costs, and unfavorable product mix.

General and Administrative Expenses
General and administrative expenses for the first six months of 2019 increased $5.8 million, or 11.3%, from the prior year period. The increase was largely due to a $2.1 million loss on disposal of machinery and equipment in our Commercial Trailer Products and Diversified Products reportable segments, as well as $1.3 million of higher employee related costs, including benefits and incentive programs, compared to the same period in the prior year. As a percentage of sales, general and administrative expenses were 4.9% for the 2019 period as compared to 4.6% for the same period of 2018.
Selling Expenses
Selling expenses were $16.7 million in the first six months of 2019, a decrease of $0.2 million, or 1.1%, compared to the prior year period. The decrease was largely due to the divestiture of the Aviation Truck Equipment business, partially offset by an increase of $0.3 million in employee related costs, including benefits and incentive programs, and a $0.3 million increase in advertising and promotion efforts. As a percentage of net sales, selling expenses were 1.4% for the 2019 period as compared to 1.5% for the same period of 2018.
Amortization of Intangibles
Amortization of intangibles was $10.2 million for the first six months of 2019 compared to $9.9 million in the prior year period. Amortization of intangibles for the current year period were the result of expenses recognized for intangible assets recorded from the acquisitions of Walker in May 2012, certain assets of Beall in February 2013, and Supreme in September 2017.
Other Income (Expense)
Interest expense for the first six months of 2019 totaled $14.1 million compared to $14.6 million in the prior year period. Interest expense for the current year period is primarily related to interest and non-cash accretion charges on our Term Loan Credit Agreement and Senior Notes. The decrease from the previous year period is due to the retirement of the Convertible Notes completed in 2018.
Other, net for the first six months of 2019 represented income of $0.9 million as compared to income of $12.0 million for the prior year period. The current and previous year periods include gains on the sale of former retail branch locations.
Income Taxes
The Company recognized income tax expense of $13.8 million in the first six months of 2019 compared to $15.9 million for the same period in the prior year. The effective tax rate for the first six months of 2019 and 2018 were 23.2% and 23.0%, respectively. These effective tax rates differ from the U.S. Federal statutory rate of 21% primarily due to the impact of state and local taxes and recognition of excess tax benefits on share-based compensation.
Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of June 30, 2019, our debt to equity ratio was approximately 1.0:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of maintaining strong liquidity, deleveraging our balance sheet, investing in the business, both organically and strategically, and returning capital to our shareholders. In the first six months of 2019 we made voluntary prepayments totaling $15.0 million against our Term Loan Credit Agreement and paid dividends of $9.1 million. For the remainder of 2019, we expect to continue our commitment to fund our working capital requirements and capital expenditures while also returning capital to our shareholders and deleveraging our balance sheet through cash flows from operations as well as available borrowings under our existing Revolving Credit Agreement.
Debt Agreements and Related Amendments
Senior Notes
On September 26, 2017, we issued Senior Notes due 2025 (the “Senior Notes”) with an aggregate principal amount of $325 million. The Senior Notes bear interest at the rate of 5.50% per annum from the date of issuance, and will pay interest semi-annually in cash on April 1 and October 1 of each year, beginning on April 1, 2018. We used the net proceeds of $318.9 million from the sale of the Senior Notes to finance a portion of the acquisition of Supreme and to pay related fees and expenses. The Senior Notes are guaranteed on a senior unsecured basis by all of our direct and indirect existing and future domestic restricted subsidiaries, subject to certain restrictions. The Senior Notes and related guarantees are our and our guarantors’ general unsecured senior obligations and are subordinate to all of our and our guarantors’ existing and future secured debt to the extent of the assets securing that secured obligation. In addition, the Senior Notes are structurally subordinate to any of existing and future debt of any of our subsidiaries that are not guarantors, to the extent of the assets of those subsidiaries. The Senior Notes will mature on October 1, 2025.

The indenture for the Senior Notes restricts our ability and the ability of certain of our subsidiaries, subject to certain exceptions and qualifications, to: (i) incur additional indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock or with respect to any other interest or participation in, or measured by, our profits; (iii) make loans and certain investments; (iv) sell assets; (v) create or incur liens; (vi) enter into transactions with affiliates; and (vii) consolidate, merge or sell all or substantially all of our assets.
The indenture for the Senior Notes contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. As of June 30, 2019, we were in compliance with all covenants.
Contractual coupon interest expense and accretion of discount and fees for the Senior Notes for the three months ended June 30, 2019, and 2018 was $4.6 million in each period, and $9.2 million for each six-month period, and is included in Interest Expense on our Condensed Consolidated Statements of Operations.
Revolving Credit Agreement
On December 21, 2018, we entered into the Second Amended and Restated Credit Agreement (the “Revolving Credit Agreement”), among us, certain of our subsidiaries as borrowers (together with us, the “Borrowers”), the lenders from time to time party thereto, Wells Fargo Capital Finance, LLC and Citizens Business Capital, which amended and restated our existing amended and restated revolving credit agreement, dated as of May 8, 2012.
The Revolving Credit Agreement is guaranteed by certain of our subsidiaries (the “Revolver Guarantors”) and is secured by (i) first priority security interests in substantially all personal property of the Borrowers and the Revolver Guarantors, consisting of accounts receivable, inventory, cash, deposit and securities accounts and any cash or other assets in such accounts and, to the extent evidencing or otherwise related to such property, all general intangibles, licenses, intercompany debt, letter of credit rights, commercial tort claims, chattel paper, instruments, supporting obligations, documents and payment intangibles (collectively, the “Revolver Priority Collateral”), and (ii) second-priority liens on and security interests in (A) equity interests of each direct subsidiary held by the Borrowers and each Revolver Guarantors, and (B) substantially all other tangible and intangible assets of the Borrowers and the Revolver Guarantors, excluding real property (the “Term Priority Collateral”).
The Revolving Credit Agreement has a scheduled maturity date of December 21, 2023, subject to certain springing maturity events.
Under the Revolving Credit Agreement, the lenders agree to make available to us a $175 million revolving credit facility. We have the option to increase the total commitment under the facility to up to $275 million, subject to certain conditions. Subject to availability, the Revolving Credit Agreement provides for a letter of credit subfacility in an amount not in excess of $15 million, and allows for swingline loans in an amount not in excess of $17.5 million. Outstanding borrowings under the Revolving Credit agreement bear interest at an annual rate, at the Borrowers’ election, equal to (i) LIBOR plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the revolving loan facility. The Borrowers are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses thereunder.
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
As of June 30, 2019, we were in compliance with all covenants of the Credit Agreement.
Term Loan Credit Agreement
In May 2012, we entered into the Term Loan Credit Agreement (as amended, the “Term Loan Credit Agreement”), which provides for, among other things, (x) a senior secured term loan of $188.0 million that matures on March 19, 2022, subject to certain springing maturity events (the “Term Loans”), and (y) an uncommitted accordion feature to provide for additional senior secured term loans of up to $75 million plus an unlimited amount provided that the senior secured leverage ratio would not exceed 3.00 to 1.00, subject to certain conditions (the “Term Loan Facility”).
On November 17, 2017, we entered into Amendment No. 5 to the Term Loan Credit Agreement (“Amendment No. 5”). As of the Amendment No. 5 date, $188.0 million of the Term Loans were outstanding. Under Amendment No. 5, the lenders agreed to provide us term loans in the same aggregate principal amount of the outstanding Term Loans, which were used to refinance the outstanding Term Loans.
The Term Loan Credit Agreement is guaranteed by certain of our subsidiaries, and is secured by (i) first-priority liens on, and security interests in, the Term Priority Collateral and (ii) second-priority security interests in the Revolver Priority Collateral.

The Term Loan Credit Agreement contains customary covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets. As of June 30, 2019, we were in compliance with all covenants.
For the three-month periods ended June 30, 2019 and 2018, under the Term Loan Credit Agreement we paid interest of $2.2 million and $2.0 million, respectively, and principal of $15.0 million and $0.5 million during each period. For the six-month periods ended June 30, 2019 and 2018 , we paid interest of $4.4 million and $3.9 million, respectively, and principal of $15.5 million and $0.9 million in each period. We recognized a loss on debt extinguishment of $0.1 million in connection with the prepayment of principal in the second quarter of 2019, included in Other, net in the Condensed Consolidated Statement of Operations. As of June 30, 2019, we had $170.2 million outstanding under the Term Loan Credit Agreement, of which none was classified as current on our Condensed Consolidated Balance Sheet.
For each three-month period ended June 30, 2019 and 2018, we incurred charges of less than $0.1 million for amortization of fees and original issuance discount, which is included in Interest Expense in the Condensed Consolidated Statements of Operations. For each six-month period ended June 30, 2019 and 2018, we incurred charges of $0.1 million for amortization of fees and original issuance discount.
Cash Flows
Cash provided by operating activities for the first six months of 2019 totaled $61.0 million, compared to $40.5 million during the same period in 2018. The cash provided by operations during the current year period was the result of net income adjusted for various non-cash activities including depreciation, amortization, loss on the sale of assets, deferred taxes, stock-based compensation, accretion of debt discount, and a $11.4 million increase in working capital. Changes in key working capital accounts for 2019 and 2018 are summarized below (in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Source (Use) of cash:
Accounts receivable	$10,886	$(46,564)	$57,450
Inventories	(80,163)	(56,057)	(24,106)
Accounts payable and accrued liabilities	58,210	72,792	(14,582)
Net use of cash	$(11,067)	$(29,829)	$18,762
Accounts receivable decreased by $10.9 million in the first six months of 2019 as compared to a $46.6 million increase in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 25 days in 2019 as compared to 29 days in the same period in 2018. The decrease in accounts receivable during the first six months of 2019 was primarily due to strong customer collections during the quarter. Inventory increased by $80.2 million during the first six months of 2019 as compared to $56.1 million in the 2018 period. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 8 times in both the 2019 and 2018 periods. The increase in inventory for the 2019 period was primarily due to higher finished goods and raw materials inventory resulting from increased demand for the first six months of 2019, as well as continued strong demand into the third quarter. Accounts payable and accrued liabilities increased by $58.2 million in 2019 compared to an increase of $72.8 million for the same period in 2018. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 34 days in 2019 as compared to 31 days in the same period in 2018. The increase during the first six months of 2019 was primarily due to continued strong production levels and purchasing activities required to meet current demand.
Investing activities used $15.0 million during the first six months of 2019, as compared to providing $8.4 million in the same period in 2018. Investing activities for the first six months of 2019 include capital expenditures of $15.0 million. Investing activities for the prior year period were primarily related to proceeds from the sale of certain branch location assets totaling $19.5 million, partially offset by capital expenditures of $11.1 million.
Financing activities used $38.6 million during the first six months of 2019 as compared to $111.1 million in the same period in 2018. Cash used in financing activities during the current year period primarily relates to principal payments under the term loan credit facility of $15.5 million, common stock repurchases of $13.9 million, and cash dividends paid to our shareholders of $9.1 million. Cash used in financing activities in the first six months of 2018 primarily relates to the repurchase of Convertible Notes totaling $80.2 million, common stock repurchases of $21.4 million and cash dividends paid to our shareholders of $9.3 million.
As of June 30, 2019, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $307.4 million, representing an increase of $19.7 million compared to June 30, 2018 and an increase of $7.9 million compared to December 31,

2018. Total debt and finance lease obligations amounted to $496.1 million as of June 30, 2019. As we continue to see a strong demand environment within the trailer industry and excellence in operational performance across all of our business segments, we believe our liquidity is adequate to fund our currently planned operations, working capital needs and capital expenditures for the remainder of 2019.
Capital Expenditures
Capital spending amounted to $15.0 million for the first six months of 2019 and is anticipated to be approximately $40 million for 2019. Capital spending for 2019 has been and is expected to continue to be primarily utilized to support maintenance, growth, and productivity improvement initiatives within our facilities.
Contractual Obligations and Commercial Commitments
A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of June 30, 2019 are as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Debt:
Revolving Facility (due 2020)	$—	$—	$—	$—	$—	$—	$—
Term Loan Credit Facility (due 2022)	—	—	—	170,228	—	—	170,228
Senior Notes (due 2025)	—	—	—	—	—	325,000	325,000
Finance Leases (including principal and interest)	180	361	361	30		—	932
Total debt	180	361	361	170,258	—	325,000	496,160
Other:
Operating Leases	2,153	3,621	3,032	1,797	1,594	2,008	14,205
Total other	2,153	3,621	3,032	1,797	1,594	2,008	14,205
Other commercial commitments:
Letters of Credit	7,769	—	—	—	—	—	7,769
Raw Material Purchase Commitments	102,623	5,129	—	—	—	—	107,752
Chassis Converter Pool Agreements	16,410	—	—	—	—	—	16,410
Total other commercial commitments	126,802	5,129	—	—	—	—	131,931
Total obligations	$129,135	$9,111	$3,393	$172,055	$1,594	$327,008	$642,296
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
We have $107.8 million in purchase commitments with our suppliers and through financial derivatives through March 2020 for various raw material commodities, including aluminum, steel, nickel and polyethylene as well as other raw material components which are within normal production requirements.
We, through our subsidiary Supreme, obtain most vehicle chassis for our specialized vehicle products directly from the chassis manufacturers under converter pool agreements.  Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders.  Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at our various facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement.  The manufacturer transfers the chassis to us on a “restricted basis,” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers.  The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with manufacturers, we have not historically settled, nor expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer.  Accordingly, as of June 30, 2019 our outstanding chassis converter pool with the manufacturer totaled $11.7 million and we have included this financing agreement on our consolidated balance sheets within prepaid expenses and other and other accrued liabilities. All other chassis programs through our Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $4.7 million.  Under these agreements, if the chassis is not delivered to a customer within a specified time frame we are required to pay a finance or storage charge on the chassis.  Additionally, we receives finance support funds from the manufacturer when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis.
Backlog
Orders that have been confirmed by customers in writing, have defined delivery time frames and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms or cancellation. Our backlog of orders was $1.2 billion at June 30, 2019 compared to $1.8 billion at December 31, 2018 and $1.2 billion at June 30, 2018. We expect to complete the majority of our backlog orders as of June 30, 2019 within 12 months of this date.
Outlook
The demand environment for trailers remained strong through the second quarter of 2019, as evidenced by our strong backlog and a trailer demand forecast by industry forecasters above replacement demand levels for the next several years. Recent estimates from industry analysts, ACT Research Company (“ACT”) and FTR Associates (“FTR”), forecast trailer demand for 2019 and beyond to remain healthy. ACT currently estimates trailer production to be approximately 330,600 trailers for 2019, representing an increase of 2.4% as compared to 2018, and forecasting continued demand levels to be above replacement demand into the foreseeable future with estimated demand for 2020 to be approximately 270,900 and annual average demand for the four-year period ending 2024 to be approximately 271,300 new trailers. FTR anticipates new trailer production to be approximately 320,000 new trailers in 2019, representing an increase of 0.9% as compared to 2018, and projecting a decrease in 2020 with production totaling 285,000 trailers. In spite of a strong forecasted demand environment, there remain downside risks relating to issues with both the domestic and global economies, including the housing, energy and construction-related markets in the U.S.
Other potential risks we face for the remainder of 2019 will primarily relate to our ability to effectively manage our manufacturing operations as well as the cost and supply of raw materials, commodities and components. Significant increases in the cost of certain commodities, raw materials or components have had and may continue to have an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, axles, suspensions, aluminum extrusions, specialty steel coil, and chassis. At the current and expected demand levels, there may be shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products.
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
Commodity Prices
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper and polyethylene. Given the volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. As of June 30, 2019, we had $107.8 million in raw material purchase commitments through March 2020 for materials that will be used in the production process, as compared to $107.0 million as of December 31, 2018. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.
Interest Rates
As of June 30, 2019, we had no floating rate debt outstanding under our Revolving Credit Facility and for the first quarter of 2019 we maintained no floating rate borrowings under our Revolving Credit Facility. In addition, as of June 30, 2019, we had outstanding borrowings under our Term Loan Credit Agreement, as amended, totaling $170.2 million that bear interest at a floating rate, subject to a minimum interest rate. Based on the average borrowings under our revolving facility and the outstanding indebtedness under our Term Loan Credit Agreement a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of $1.7 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2019.
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal year 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
In November 2018, the Company announced that the Board of Directors approved the repurchase of an additional $100 million in shares of common stock over a three year period. For the quarter ended June 30, 2019, we repurchased 775,081 shares pursuant to our repurchase program. Additionally, during this period there were 1,047 shares repurchased to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
April 2019	1,047	$14.43	0	$100.0
May 2019	413,281	$14.21	413,281	$94.1
June 2019	361,800	$14.72	361,800	$88.8
Total	776,128	$14.45	775,081	$88.8
Item 6. Exhibits

(a)	Exhibits
	31.01	Certification of Principal Executive Officer
	31.02	Certification of Principal Financial Officer
	32.01	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
	101	Interactive Data File Pursuant to Rule 405 of Regulation S-T

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: July 31, 2019	By:	/s/ Jeffery L. Taylor
Jeffery L. Taylor
Senior Vice President and Chief Financial Officer (Principal Financial Officer)