Form 10-Q
period 2019-09-30
WABASH NATIONAL Corp
filed 2019-11-06
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at November 1, 2019 was 54,092,534.

WABASH NATIONAL CORPORATION
FORM 10-Q

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$120,873	$132,690
Accounts receivable, net	171,393	181,064
Inventories	274,273	184,404
Prepaid expenses and other	54,847	51,261
Total current assets	621,386	549,419
Property, plant, and equipment, net	210,963	206,991
Goodwill	311,134	311,084
Intangible assets, net	194,934	210,328
Other assets	40,186	26,571
Total assets	$1,378,603	$1,304,393
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$1,880
Current portion of finance lease obligations	322	299
Accounts payable	188,911	153,113
Other accrued liabilities	136,429	116,384
Total current liabilities	325,662	271,676
Long-term debt	475,122	503,018
Finance lease obligations	461	714
Deferred income taxes	32,454	34,905
Other non-current liabilities	29,846	20,231
Total liabilities	863,545	830,544
Commitments and contingencies
Stockholders’ equity:
Common stock 200,000,000 shares authorized, $0.01 par value, 54,122,624 and 55,135,788 shares outstanding, respectively	750	744
Additional paid-in capital	636,756	629,039
Retained earnings	207,934	150,244
Accumulated other comprehensive losses	(4,895)	(3,343)
Treasury stock at cost, 20,923,252 and 19,372,735 common shares, respectively	(325,487)	(302,835)
Total stockholders' equity	515,058	473,849
Total liabilities and stockholders’ equity	$1,378,603	$1,304,393

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$580,908	$553,073	$1,740,135	$1,657,082
Cost of sales	503,173	487,911	1,506,060	1,442,487
Gross profit	77,735	65,162	234,075	214,595
General and administrative expenses	25,353	23,033	82,002	73,920
Selling expenses	8,998	8,690	25,715	25,591
Amortization of intangible assets	5,115	4,937	15,353	14,818
Acquisition expenses	—	—	—	68
Impairment	—	11,989	—	11,989
Income from operations	38,269	16,513	111,005	88,209
Other income (expense):
Interest expense	(6,713)	(7,044)	(20,823)	(21,649)
Other, net	1,333	533	2,245	12,486
Other expense, net	(5,380)	(6,511)	(18,578)	(9,163)
Income before income tax	32,889	10,002	92,427	79,046
Income tax expense	7,429	5,338	21,227	21,209
Net income	$25,460	$4,664	$71,200	$57,837

Net income per share:
Basic	$0.47	$0.08	$1.30	$1.01
Diluted	$0.46	$0.08	$1.28	$0.98
Weighted average common shares outstanding (in thousands):
Basic	54,413	56,798	54,975	57,486
Diluted	55,019	57,742	55,502	59,218

Dividends declared per share	$0.08	$0.075	$0.24	$0.225

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited – dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$25,460	$4,664	$71,200	$57,837
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment and other	(463)	206	(280)	(29)
Unrealized loss on derivative instruments	(536)	(31)	(1,272)	(31)
Total other comprehensive (loss) income	(999)	175	(1,552)	(60)
Comprehensive income	$24,461	$4,839	$69,648	$57,777

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$71,200	$57,837
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	16,258	15,701
Amortization of intangibles	15,353	14,818
Net gain on sale of property, plant and equipment	(40)	(10,164)
Loss on debt extinguishment	104	174
Deferred income taxes	(2,451)	(122)
Stock-based compensation	7,362	8,479
Impairment	—	11,989
Non-cash interest expense	783	1,426
Accounts receivable	9,671	(48,531)
Inventories	(89,869)	(66,089)
Prepaid expenses and other	(2,368)	(3,265)
Accounts payable and accrued liabilities	57,750	76,602
Other, net	(7,535)	(2,171)
Net cash provided by operating activities	76,218	56,684
Cash flows from investing activities
Capital expenditures	(22,244)	(20,344)
Proceeds from the sale of property, plant, and equipment	785	17,775
Other, net	—	3,060
Net cash (used in) provided by investing activities	(21,459)	491
Cash flows from financing activities
Proceeds from exercise of stock options	361	961
Dividends paid	(13,443)	(13,566)
Borrowings under revolving credit facilities	446	582
Payments under revolving credit facilities	(446)	(582)
Principal payments under capital lease obligations	(230)	(216)
Principal payments under term loan credit facility	(30,470)	(1,410)
Principal payments under industrial revenue bond	—	(93)
Debt issuance costs paid	(142)	—
Convertible senior notes repurchase	—	(80,200)
Stock repurchase	(22,652)	(44,433)
Net cash used in financing activities	(66,576)	(138,957)
Cash and cash equivalents:
Net decrease in cash, cash equivalents, and restricted cash	(11,817)	(81,782)
Cash, cash equivalents and restricted cash at beginning of period	132,690	191,521
Cash, cash equivalents, and restricted cash at end of period	$120,873	$109,739
Supplemental disclosures of cash flow information:
Cash paid for interest	$15,639	$16,263
Cash paid for income taxes	$18,965	$23,588
The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited – dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2018	55,135,788	$744	$629,039	$150,244	$(3,343)	$(302,835)	$473,849
Net income for the period				14,780			14,780
Foreign currency translation and other					298		298
Stock-based compensation	273,158	5	2,581				2,586
Stock repurchase						(2,635)	(2,635)
Common stock dividends				(4,512)			(4,512)
Unrealized loss on derivative instruments, net of tax					(814)		(814)
Common stock issued in connection with:
Stock option exercises	15,187		54				54
Balances at March 31, 2019	55,424,133	$749	$631,674	$160,512	$(3,859)	$(305,470)	$483,606
Net income for the period				30,960			30,960
Foreign currency translation and other					(115)		(115)
Stock-based compensation	26,639	—	2,791				2,791
Stock repurchase	(775,081)					(11,217)	(11,217)
Common stock dividends				(4,538)			(4,538)
Unrealized loss on derivative instruments, net of tax					78		78
Common stock issued in connection with:
Stock option exercises							—
Balances at June 30, 2019	54,675,691	$749	$634,465	$186,934	$(3,896)	$(316,687)	$501,565
Net income for the period				25,460			25,460
Foreign currency translation and other					(463)		(463)
Stock-based compensation	8,176	—	1,985			(22)	1,963
Stock repurchase	(590,256)					(8,778)	(8,778)
Common stock dividends				(4,460)			(4,460)
Unrealized loss on derivative instruments, net of tax					(536)		(536)
Common stock issued in connection with:
Stock option exercises	29,013	1	306				307
Balances at September 30, 2019	54,122,624	$750	$636,756	$207,934	$(4,895)	$(325,487)	$515,058

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited – dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2017	57,564,493	$737	$653,435	$98,728	$(2,385)	$(244,452)	$506,063
Net income for the period				21,272			21,272
Foreign currency translation and other					409		409
Stock-based compensation	380,588	6	2,651				2,657
Stock repurchase						(5,412)	(5,412)
Equity component of convertible senior notes repurchase			(7,830)				(7,830)
Common stock dividends				(4,748)			(4,748)
Common stock issued in connection with:
Stock option exercises	92,473	1	860				861
Balances at March 31, 2018	58,037,554	$744	$649,116	$115,252	$(1,976)	$(249,864)	$513,272
Net income for the period				31,902			31,902
Foreign currency translation and other					(644)		(644)
Stock-based compensation	24,040	—	2,733				2,733
Stock repurchase	(798,992)					(16,001)	(16,001)
Equity component of convertible senior notes repurchase			(27,689)				(27,689)
Common stock dividends				(4,407)			(4,407)
Common stock issued in connection with:
Stock option exercises	4,514	—	49				49
Balances at June 30, 2018	57,267,116	$744	$624,209	$142,747	$(2,620)	$(265,865)	$499,215
Net income for the period				4,664			4,664
Foreign currency translation and other					206		206
Stock-based compensation			3,088				3,088
Stock repurchase	(1,238,531)					(23,020)	(23,020)
Common stock dividends				(4,286)			(4,286)
Unrealized loss on derivative instruments, net of tax					(31)		(31)
Common stock issued in connection with:
Stock option exercises	5,658	—	51				51
Balances at September 30, 2018	56,034,243	$744	$627,348	$143,125	$(2,445)	$(288,885)	$479,887

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
2. NEW ACCOUNTING PRONOUNCEMENTS
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-2, “Leases (Topic 842)”. This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The Company has identified its existing lease contracts and calculated the right-of-use (“ROU”) assets, which are reflected in Other Assets on the Condensed Consolidated Balance Sheets, and lease liabilities, which are reflected in the Other Accrued Liabilities and Other Non-Current Liabilities on the Condensed Consolidated Balance Sheets. This guidance was effective for the Company as of January 1, 2019. Adoption of the new standard resulted in the recording of ROU assets and lease liabilities of $9.9 million as of January 1, 2019. The FASB has issued further ASUs related to the standard providing an optional transition method allowing entities to not recast comparative periods. The Company elected the practical expedients upon transition that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. The Company did not reassess whether any contracts entered into prior to adoption are leases. The Company has approximately $15.4 million of noncancelable future rental obligations as of September 30, 2019, as shown in Note 8.
3. REVENUE RECOGNITION
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

4. INVENTORIES
Inventories consist of the following components (in thousands):

	September 30, 2019	December 31, 2018
Raw materials and components	$135,878	$115,083
Finished goods	114,829	48,698
Work in progress	15,261	13,119
Aftermarket parts	7,484	6,421
Used trailers	821	1,083
	$274,273	$184,404

5. PREPAID EXPENSES
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Chassis converter pool agreements	$23,957	$22,273
Assets held for sale	3,009	3,039
Income tax receivables	6,487	9,872
Insurance premiums & maintenance agreements	10,778	3,313
All other	10,616	12,764
	$54,847	$51,261

Chassis converter pool agreements represent chassis transferred to the Company on a restricted basis by the manufacturer, who retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales to the manufacturer’s dealers. Assets held for sale are related to the Company’s former branch locations and businesses the Company has sold or intends to sell within one year. Insurance premiums and maintenance agreements are charged to expenses over the contractual life, which is generally one year or less. Additionally, prepaid expenses include contract assets related to contracts for which the Company recognizes revenue over time as services are completed. There is no restricted cash included in prepaid expenses and other current assets for the periods ending September 30, 2019 and December 31, 2018.
6. DEBT
Long-term debt consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Senior notes due 2025	$325,000	$325,000
Term loan credit agreement	155,228	185,699
	480,228	510,699
Less: unamortized discount and fees	(5,106)	(5,801)
Less: current portion	—	(1,880)
	$475,122	$503,018

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
The indenture for the Senior Notes contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. As of September 30, 2019, the Company was in compliance with all covenants.
Contractual coupon interest expense and accretion of discount and fees for the Senior Notes for the three- and nine-month periods ended September 30, 2019 were $4.6 million and $13.9 million, respectively, and $4.6 million and $13.8 million for the three- and nine-month periods ended September 30, 2018, respectively. Contractual coupon interest expense and accretion of discount and fees are included in Interest Expense on the Company’s Condensed Consolidated Statements of Operations.
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
As of September 30, 2019 and 2018, the Company had no outstanding borrowings under the Credit Agreement and was in compliance with all covenants. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Facility, amounted to $288.1 million as of September 30, 2019, and $271.4 million as of September 30, 2018.
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
The Term Loan Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets. As of September 30, 2019, the Company was in compliance with all covenants.
For the three- and nine-month periods ended September 30, 2019, under the Term Loan Credit Agreement the Company paid interest of $1.9 million and $6.3 million, respectively, and principal of $15.0 million and $30.5 million during each period. For the three- and nine-month periods ended September 30, 2018, the Company paid interest of $2.0 million and $5.9 million, respectively, and principal of $0.5 million and $1.4 million during each period. The Company recognized losses on debt extinguishment totaling approximately $0.1 million in connection with the prepayment of principal in the second and third quarters of 2019, which are included in Other, net in the Condensed Consolidated Statement of Operations. As of September 30, 2019, the Company had $155.2 million outstanding under the Term Loan Credit Agreement, of which none was classified as current on the Company’s Condensed Consolidated Balance Sheets.
For each three-month period ended September 30, 2019 and 2018, the Company incurred charges of less than $0.1 million, and $0.2 million for each nine-month period ended September 30, 2019 and 2018, for amortization of fees and original issuance discount, which is included in Interest Expense in the Condensed Consolidated Statements of Operations.
7. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
As of September 30, 2019, the Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $23.6 million. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.
At inception, the Company designated the commodity swap contracts as cash flow hedges. The contracts mature at specified monthly settlement dates through January 2021. The effective portion of the hedging transaction is recognized in Accumulated Other Comprehensive Income (“AOCI”) and transferred to earnings when the forecasted hedged transaction takes place or when the forecasted hedged transaction is no longer probable to occur.
Financial Statement Presentation
As of September 30, 2019 and December 31, 2018, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$41	$17
Commodity swap contracts	Other accrued liabilities	(2,277)	(1,146)
Total derivatives designated as hedging instruments		$(2,236)	$(1,129)

The following table summarizes the gain or loss recognized in AOCI as of September 30, 2019 and December 31, 2018 and the amounts reclassified from AOCI into earnings for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings

	September 30, 2019	December 31, 2018		Three Months Ended September 30,		Nine Months Ended September 30,
				2019	2018	2019	2018
Derivatives instruments
Commodity swap contracts	$(2,037)	$(765)	Cost of sales	$(424)	$—	$(1,070)	$—

Over the next 12 months, the Company expects to reclassify approximately $2.7 million of pretax deferred losses, related to the commodity swap contracts, from AOCI to cost of sales as inventory purchases are settled.
8. LEASES
The Company leases certain industrial spaces, office space, land, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Some leases include one or more options to renew, with renewal terms that can extend the lease term from generally one to 5 years. The exercise of lease renewal options is at the Company’s sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
Leased assets and liabilities included within the Condensed Consolidated Balance Sheets consist of the following (in thousands):

	Classification	September 30, 2019
Right-of-Use Assets
Operating	Other assets	$12,915
Finance	Property, plant and equipment, net of depreciation	2,981
Total leased ROU assets		$15,896
Liabilities
Current
Operating	Other accrued liabilities	$3,658
Finance	Current portion of finance lease obligations	322
Noncurrent
Operating	Non-current liabilities	9,384
Finance	Finance lease obligations	461
Total lease liabilities		$13,825

Lease costs included in the Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$1,200	$3,398
Finance lease cost
Amortization of ROU leased assets	Depreciation and amortization	36	108
Interest on lease liabilities	Interest expense	16	51
Net lease cost		$1,252	$3,557

Maturity of the Company’s lease liabilities is as follows (in thousands):

	Operating Leases	Finance Leases	Total
2019 (remainder)	$1,171	$90	$1,261
2020	4,015	361	4,376
2021	3,441	361	3,802
2022	2,103	30	2,133
2023	1,765	—	1,765
Thereafter	2,093	—	2,093
Total lease payments	$14,588	$842	$15,430
Less: interest	1,546	59
Present value of lease payments	$13,042	$783

Leases that the Company has signed but have not yet commenced are immaterial. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

September 30, 2019
Weighted average remaining lease term (years)
Operating leases	4.4
Finance leases	2.3
Weighted average discount rate
Operating leases	5.17%
Finance leases	6.16%

Lease costs included in the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,271
Operating cash flows from finance leases	$42
Financing cash flows from finance leases	$230
Leased assets obtained in exchange for new operating lease liabilities	$5,218

9. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other Accrued Liabilities (in thousands):

	September 30, 2019	December 31, 2018
Warranty	$24,342	$22,247
Chassis converter pool agreements	23,957	22,273
Payroll and related taxes	27,223	16,096
Customer deposits	19,128	23,483
Self-insurance	11,795	9,890
Accrued interest	9,180	4,779
Operating lease obligations	3,658	—
Accrued taxes	5,727	7,653
All other	11,419	9,963
	$136,429	$116,384

The following table presents the changes in the product warranty accrual included in Other Accrued Liabilities (in thousands):

	2019	2018
Balance as of January 1	$22,247	$20,132
Provision for warranties issued in current year	5,253	5,272
Payments	(3,158)	(3,939)
Balance as of September 30	$24,342	$21,465

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
The investments purchased by the Company include mutual funds, which are classified as Level 1, and life-insurance contracts valued based on the performance of underlying mutual funds, which are classified as Level 2. Additionally, upon the Company’s acquisition of Supreme in 2017, the Company acquired a pool of investments made by a wholly owned captive insurance subsidiary. These investments are comprised of mutual funds, which are classified as Level 1.
The fair value of the Company’s derivatives is estimated with a market approach using third-party pricing services, which have been corroborated with data from active markets or broker quotes.
Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis, are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Commodity swap contracts	Recurring	(2,236)	—	(2,236)	—
Mutual funds	Recurring	6,499	6,499	—	—
Life-insurance contracts	Recurring	16,180	—	16,180	—
December 31, 2018
Commodity swap contracts	Recurring	(1,129)	—	(1,129)	—
Mutual funds	Recurring	4,140	4,140	—	—
Life-insurance contracts	Recurring	15,333	—	15,333	—

Estimated Fair Value of Debt
The estimated fair value of debt at September 30, 2019 consists primarily of the Senior Notes due 2025 and borrowings under the Term Loan Credit Agreement (see Note 6). The fair value of the Senior Notes due 2025, Term Loan Credit Agreement and the Revolving Credit Facility are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Revolving Credit Facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings. All other debt approximates their fair value as determined by discounted cash flows and are classified as Level 3.
The Company’s carrying and estimated fair value of debt at September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019				December 31, 2018
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Instrument
Senior notes due 2025	$320,411	$—	$318,500	$—	$319,941	$—	$278,688	$—
Term loan credit agreement	154,711	—	155,228	—	184,957	—	181,985	—
	$475,122	$—	$473,728	$—	$504,898	$—	$460,673	$—

The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs.
Impairment of Goodwill and Long-Lived Assets
The Company recorded an impairment of goodwill for the Aviation and Truck Equipment business within the Diversified Products reportable segment in the third quarter of 2018 for $4.9 million, based on indicative market value of the reporting unit. The Company also recorded an impairment of all long-lived assets for the same reporting unit within the Diversified Products reportable segment in the third quarter of 2018 of $7.1 million. The aggregate goodwill and long-lived asset impairment charges, which were based on Level 3 fair value measurements, are included in Impairment Expense in the Condensed Consolidated Statements of Operations. There was no impairment of goodwill or long-lived assets during the three- and nine-month periods ended September 30, 2019.
11. COMMITMENTS AND CONTINGENCIES
As of September 30, 2019, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, in connection with the conduct of its business activities, in various jurisdictions, both in the United States and internationally. On the basis of information currently available to it, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and Administrative Expenses in the Condensed Consolidated Statements of Operations.
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
On May 24, 2018, the Court granted Supreme’s motion to dismiss all claims for failure to state a claim. On July 13, 2018, the plaintiffs filed a second amended complaint. On August 24, 2018, Supreme filed a second motion to dismiss for failure to state a claim, and requested dismissal with prejudice. On March 29, 2019, the Court granted Supreme’s motion and dismissed plaintiffs’ second amended complaint, with prejudice. Plaintiffs filed a notice of appeal on April 29, 2019, and following an Agreed Stipulation of Dismissal filed jointly by the parties, the U.S. Court of Appeals for the Seventh Circuit dismissed the case on September 24, 2019.
Chassis Converter Pool Agreements
The Company, through Supreme, obtains most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of September 30, 2019, the Company’s outstanding chassis converter pool with the manufacturer totaled $24.0 million and has included this financing agreement on the Company’s Condensed Consolidated Balance Sheets within Prepaid Expenses and Other and Other Accrued Liabilities. All other chassis programs through its Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $6.5 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

12. NET INCOME PER SHARE
Per share results have been calculated based on the average number of common shares outstanding. The calculation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic net income per share:
Net income applicable to common stockholders	$25,460	$4,664	$71,200	$57,837
Weighted average common shares outstanding	54,413	56,798	54,975	57,486
Basic net income per share	$0.47	$0.08	$1.30	$1.01

Diluted net income per share:
Net income applicable to common stockholders	$25,460	$4,664	$71,200	$57,837

Weighted average common shares outstanding	54,413	56,798	54,975	57,486
Dilutive shares from assumed conversion of convertible senior notes	—	—	—	676
Dilutive stock options and restricted stock	606	944	527	1,056
Diluted weighted average common shares outstanding	55,019	57,742	55,502	59,218
Diluted net income per share	$0.46	$0.08	$1.28	$0.98

The calculation of diluted net income per share for the nine-month period ended September 30, 2018 includes the impact of the Company’s convertible senior notes as the average stock price of the Company’s common stock during the period was above the initial conversion price of approximately $11.70 per share. The convertible notes matured in May 2018, so there were no dilutive shares in 2019.
13. STOCK-BASED COMPENSATION
The Company recognizes all share-based payments based upon their fair value. The Company grants restricted stock units subject to service, performance and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance based units is based on the market price of a share of underlying common stock at the date of grant. The fair value of the market based units is based on a lattice valuation model. The amount of compensation costs related to restricted stock units and performance units not yet recognized was $16.0 million at September 30, 2019 for which the expense will be recognized through 2022.
14. STOCKHOLDERS’ EQUITY
Share Repurchase Program
On November 14, 2018, the Board of Directors approved the extension of the Company’s existing stock repurchase program for an additional three-year period and authorizing up to an additional $100 million in repurchases. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of September 30, 2019, $80.0 million remained available under the program.
Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.

Accumulated Other Comprehensive Income
Changes in AOCI by component, net of tax, for the nine months ended September 30, 2019 are summarized as follows (in thousands):

	Foreign Currency Translation and Other	Derivative Instruments	Total
Balances at December 31, 2018	$(2,578)	$(765)	$(3,343)
Net unrealized gains (losses) arising during the period(a)	298	(939)	(641)
Less: Net realized gains (losses) reclassified to net income(b)	—	(125)	(125)
Net change during the period	298	(814)	(516)
Balances at March 31, 2019	(2,280)	(1,579)	(3,859)
Net unrealized gains (losses) arising during the period(c)	(115)	(279)	(394)
Less: Net realized gains (losses) reclassified to net income(d)	—	(357)	(357)
Net change during the period	(115)	78	(37)
Balances at June 30, 2019	(2,395)	(1,501)	(3,896)
Net unrealized gains (losses) arising during the period(e)	(463)	(854)	(1,317)
Less: Net realized gains (losses) reclassified to net income(f)	—	(318)	(318)
Net change during the period	(463)	(536)	(999)
Balances at September 30, 2019	$(2,858)	$(2,037)	$(4,895)
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
(e) Derivative instruments net of $288 thousand of tax benefit for the three months ended September 30, 2019.
(f) Derivative instruments net of $106 thousand of tax benefit for the three months ended September 30, 2019.
Changes in AOCI by component, net of tax, for the nine months ended September 30, 2018 are summarized as follows (in thousands):

	Foreign Currency Translation and Other	Derivative Instruments	Total
Balances at December 31, 2017	$(2,385)	$—	$(2,385)
Net unrealized gains (losses) arising during the period	409	—	409
Less: Net realized gains (losses) reclassified to net income	—	—	—
Net change during the period	409	—	409
Balances at March 31, 2018	(1,976)	—	(1,976)
Net unrealized gains (losses) arising during the period	(644)	—	(644)
Less: Net realized gains (losses) reclassified to net income	—	—	—
Net change during the period	(644)	—	(644)
Balances at June 30, 2018	(2,620)	—	(2,620)
Net unrealized gains (losses) arising during the period	206	(31)	175
Less: Net realized gains (losses) reclassified to net income	—	—	—
Net change during the period	206	(31)	175
Balances at September 30, 2018	$(2,414)	$(31)	$(2,445)

15. INCOME TAXES
For the three months ended September 30, 2019, the Company recognized income tax expense of $7.4 million compared to $5.3 million for the same period in the prior year. The effective tax rate for this period was 22.6% compared to 53.4% for the same period in the prior year. The Company recognized income tax expense of $21.2 million in the first nine months of 2019 and $21.2 million for the same period in the prior year. The effective tax rates for the first nine months of 2019 and 2018 were 23.0% and 26.8%, respectively. These effective tax rates differ from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes and discrete items related to research and development tax credits.
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

Reportable segment information is as follows (in thousands):

Three Months Ended September 30, 2019	Commercial Trailer Products	Diversified Products	Final Mile Products	Corporate and Eliminations	Consolidated
Net sales
External customers	$380,062	$87,342	$113,504	$—	$580,908
Intersegment sales	282	5,839	—	(6,121)	—
Total net sales	$380,344	$93,181	$113,504	$(6,121)	$580,908

Income (loss) from operations	$36,503	$7,183	$4,628	$(10,045)	$38,269
Assets	$364,436	$327,343	$507,402	$179,422	$1,378,603

Three Months Ended September 30, 2018	Commercial Trailer Products	Diversified Products	Final Mile Products	Corporate and Eliminations	Consolidated
Net sales
External customers	$368,301	$97,723	$87,049	$—	$553,073
Intersegment sales	41	4,638	—	(4,679)	—
Total net sales	$368,342	$102,361	$87,049	$(4,679)	$553,073

Income (loss) from operations	$32,453	$(6,346)	$(1,495)	$(8,099)	$16,513
Assets	$358,150	$352,494	$475,934	$163,629	$1,350,207

Nine Months Ended September 30, 2019	Commercial Trailer Products	Diversified Products	Final Mile Products	Corporate and Eliminations	Consolidated
Net sales
External customers	$1,120,608	$270,357	$349,170	$—	$1,740,135
Intersegment sales	1,645	19,498	—	(21,143)	—
Total net sales	$1,122,253	$289,855	$349,170	$(21,143)	$1,740,135

Income (loss) from operations	$102,742	$24,138	$15,718	$(31,593)	$111,005
Assets	$364,436	$327,343	$507,402	$179,422	$1,378,603

Nine Months Ended September 30, 2018	Commercial Trailer Products	Diversified Products	Final Mile Products	Corporate and Eliminations	Consolidated
Net sales
External customers	$1,098,182	$275,183	$283,717	$—	$1,657,082
Intersegment sales	89	16,466	—	(16,555)	—
Total net sales	$1,098,271	$291,649	$283,717	$(16,555)	$1,657,082

Income (loss) from operations	$102,718	$3,078	$9,372	$(26,959)	$88,209
Assets	$358,150	$352,494	$475,934	$163,629	$1,350,207

b.  Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Three Months Ended September 30, 2019	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$366,938	$51,697	$—	$—	$418,635	72.1%
Used trailers	86	417	—	—	503	0.1%
Components, parts and service	10,039	23,790	4,302	(5,960)	32,171	5.5%
Equipment and other	3,281	17,277	109,202	(161)	129,599	22.3%
Total net sales	$380,344	$93,181	$113,504	$(6,121)	$580,908	100.0%

Three Months Ended September 30, 2018	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$354,003	$44,399	$—	$—	$398,402	72.0%
Used trailers	1,888	775	—	—	2,663	0.5%
Components, parts and service	8,090	29,064	2,304	(4,676)	34,782	6.3%
Equipment and other	4,361	28,123	84,745	(3)	117,226	21.2%
Total net sales	$368,342	$102,361	$87,049	$(4,679)	$553,073	100.0%

Nine Months Ended September 30, 2019	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$1,078,599	$146,821	$—	$—	$1,225,420	70.4%
Used trailers	236	1,743	—	—	1,979	0.1%
Components, parts and service	30,994	88,681	12,165	(20,455)	111,385	6.4%
Equipment and other	12,424	52,610	337,005	(688)	401,351	23.1%
Total net sales	$1,122,253	$289,855	$349,170	$(21,143)	$1,740,135	100.0%

Nine Months Ended September 30, 2018	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$1,049,452	$115,840	$—	$—	$1,165,292	70.3%
Used trailers	8,794	2,489	—	—	11,283	0.7%
Components, parts and service	25,780	94,958	7,340	(16,529)	111,549	6.7%
Equipment and other	14,245	78,362	276,377	(26)	368,958	22.3%
Total net sales	$1,098,271	$291,649	$283,717	$(16,555)	$1,657,082	100.0%

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
Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. Each forward-looking statement contained in this Quarterly Report reflects our management’s view only as of the date on which that forward-looking statement was made. We are not obligated to update forward-looking statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, except as required by law.

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.6%	88.2%	86.5%	87%
Gross profit	13.4%	11.8%	13.5%	13.0%

General and administrative expenses	4.4%	4.2%	4.7%	4.5%
Selling expenses	1.5%	1.6%	1.5%	1.5%
Amortization of intangibles	0.9%	0.9%	0.9%	0.9%
Other operating expenses	—%	2.2%	—%	0.7%
Income from operations	6.6%	2.9%	6.4%	5.4%

Interest expense	(1.2)%	(1.3)%	(1.2)%	(1.3)%
Other, net	0.2%	0.1%	0.1%	0.8%
Income before income taxes	5.6%	1.7%	5.3%	4.9%

Income tax expense	1.3%	0.9%	1.2%	1.4%
Net income	4.3%	0.8%	4.1%	3.5%
For the three-month period ended September 30, 2019, we recorded net sales of $580.9 million compared to $553.1 million in the prior year period. Net sales for the three-month period ended September 30, 2019 increased $27.8 million, or 5.0%, compared to the prior year period, due primarily to a 15.7% increase in truck body unit shipments, which contributed to an overall $26.5 million increase in sales within our Final Mile Products segment. Gross profit margin increased to 13.4% in the third quarter of 2019 compared to 11.8% in the prior year period driven by the sale of the Aviation and Truck Equipment (“AVTE”) business and as a result of our pricing efforts. We continue to be encouraged by the strong market demand within all of our reporting segments as well as the expectation that overall industry shipment and production levels will remain above replacement demand for the remainder of 2019 as many key structural and market drivers continue to support healthy demand for new trailers. In addition, we expect to continue our focused efforts to drive ongoing improvements throughout the business, deliver new opportunities to expand our customer base and focus on developing innovative new products that both add value to our customers’ operations and allow us to continue to differentiate our products from the competition.
For the three-month period ended September 30, 2019, selling, general and administrative expenses increased $2.6 million as compared to the same period in 2018. The increase was largely due to higher employee-related costs, including employee incentive programs, compared to the same period in the prior year. As a percentage of net sales, selling, general and administrative expenses increased slightly to 5.9% in the third quarter of 2019 as compared to 5.8% in the prior year period.
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

Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018
Net Sales
Net sales in the third quarter of 2019 increased $27.8 million, or 5.0%, compared to the third quarter of 2018. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Commercial Trailer Products	$380,344	$368,342	$12,002	3.3%
Diversified Products	93,181	102,361	(9,180)	(9.0)%
Final Mile Products	113,504	87,049	26,455	30.4%
Eliminations	(6,121)	(4,679)	(1,442)
Total	$580,908	$553,073	$27,835	5.0%

New Trailers	(units)
Commercial Trailer Products	13,700	14,450	(750)	(5.2)%
Diversified Products	750	700	50	7.1%
Total	14,450	15,150	(700)	(4.6)%

Used Trailers	(units)
Commercial Trailer Products	25	150	(125)	(83.3)%
Diversified Products	10	50	(40)	(80.0)%
Total	35	200	(165)	(82.5)%
Commercial Trailer Products segment sales, prior to the elimination of intersegment sales, were $380.3 million for the third quarter of 2019, an increase of $12.0 million, or 3.3%, compared to the third quarter of 2018. New trailers shipped during the third quarter of 2019 totaled 13,700 trailers compared to 14,450 trailers in the prior year period, a decrease of 5.2%. The increase in net sales is primarily attributable to the impact of pricing efforts undertaken in response to increases in commodity and labor costs experienced in 2018 and a $2.0 million increase in parts and service revenue compared to the third quarter of 2018. Partially offsetting these increases were lower used trailer sales resulting in a $1.8 million decrease in sales compared to the third quarter of 2018.
Diversified Products segment sales, prior to the elimination of intersegment sales, were $93.2 million for the third quarter of 2019, a decrease of $9.2 million, or 9.0%, compared to the third quarter of 2018. Equipment sales decreased $10.8 million, or 38.6%, compared to the prior year period primarily due to a $10.5 million decrease in sales as a result of the sale of the AVTE business in January 2019. Sales of our parts and service product offerings totaled $23.8 million for the third quarter of 2019, a decrease of $5.3 million or 18.1% as compared to the prior year period, primarily due to lower demand for our decking systems. New trailer sales increased $7.3 million, or 16.4%, from the prior year period driven by higher demand for tank trailers compared to the third quarter of 2018 and pricing efforts undertaken in response to increases in commodity and labor costs experienced in 2018. New trailer shipments for the third quarter of 2019 totaled 750 units compared to 700 units in the prior year period.
Final Mile Products segment sales, prior to the elimination of intersegment sales, were $113.5 million in the third quarter of 2019, an increase of $26.5 million, or 30.4%, compared to the third quarter of 2018. New truck body sales increased $24.1 million, or 29.1%, and parts and service revenue increased $2.4 million, or 56.8%, compared to the prior year period. The increase in truck body sales is primarily due to a 16.8% increase in truck body unit shipments in the third quarter of 2019 compared to the prior year period and the impact of pricing efforts undertaken in response to increases in commodity and labor costs experienced in 2018. The increase in truck body shipments is attributable to improved chassis availability compared to the prior year period, our efforts to increase the visibility of chassis supply resulting in improved production scheduling and less production disruptions compared to the same period in the prior year, and overall demand for our products within the final mile market.
Cost of Sales
Cost of sales was $503.2 million in the third quarter of 2019, an increase of $15.3, or 3.1%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.

Commercial Trailer Products segment cost of sales was $336.4 million in the third quarter of 2019, an increase of $7.2 million, or 2.2%, compared to the prior year period. The increase was primarily driven by a $6.2 million increase in overall manufacturing costs and a $1.0 million increase in materials costs.
Diversified Products segment cost of sales was $75.1 million in the third quarter of 2019, a decrease of $10.2 million, or 12.0%, compared to the prior period. The decrease in cost of sales was primarily due to the sale of the AVTE business, partially offset by higher sales volumes.
Final Mile Product segment cost of sales was $96.7 million in the third quarter of 2019, an increase of $18.6 million, or 23.9%, compared to the prior period. The increase was primarily driven by a $14.3 million increase in materials costs and a $4.4 million increase in other manufacturing costs related to increased sales volumes.
Gross Profit
Gross profit was $77.7 million in the third quarter of 2019, an increase of $12.6 million from the prior year period. Gross profit as a percentage of sales was 13.4% for the third quarter of 2019, compared to 11.8% for the same period in 2018. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
Gross Profit by Segment
Commercial Trailer Products	$43,960	$39,137	$4,823	12.3%
Diversified Products	18,042	17,018	1,024	6.0%
Final Mile Products	16,763	8,954	7,809	87.2%
Corporate and Eliminations	(1,030)	53	(1,083)
Total	$77,735	$65,162	$12,573	19.3%
Commercial Trailer Products segment gross profit was $44.0 million for the third quarter of 2019 compared to $39.1 million for the third quarter of 2018. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 11.6% in the third quarter of 2019 compared to 10.6% in the comparative 2018 period. The increases in gross profit and gross profit as a percentage of sales were attributable to a more favorable sales mix and as a result of our pricing efforts.
Diversified Products segment gross profit was $18.0 million for the third quarter of 2019 compared to $17.0 million in the same quarter of 2018. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 19.4% in the third quarter of 2019 compared to 16.6% in the 2018 period. The increases in gross profit and gross profit as a percentage of net sales compared to the prior year period were primarily driven by the sale of the AVTE business completed in January 2019 and improved operational efficiencies compared to the prior year period.
Final Mile Products segment gross profit was $16.8 million for the third quarter of 2019 compared to $9.0 million in the same quarter of 2018. Gross profit, prior to the elimination of intersegment sales, as a percentage of sales, was 14.8% in the third quarter of 2019 compared to 10.3% in the 2018 period. The increases in gross profit and gross profit as a percentage of net sales compared to the prior year period were primarily driven by higher sales volumes and operational efficiencies as a result of improved chassis availability compared to the prior year period and our pricing efforts.
General and Administrative Expenses
General and administrative expenses for the third quarter of 2019 increased $2.3 million, or 10.1%, from the prior year period. The increase was largely due to $2.1 million of higher employee-related costs, including benefits and incentive programs, compared to the same period in the prior year. As a percentage of net sales, general and administrative expenses were 4.4% for the third quarter of 2019 compared to 4.2% for the third quarter of 2018.
Selling Expenses
Selling expenses were $9.0 million in the third quarter of 2019, an increase of $0.3 million, or 3.5%, compared to the prior year period. The increase was due to an increase of $0.3 million in advertising and promotion efforts, and a $0.2 million increase in employee-related costs, including benefits and incentive programs. These increases were partially offset by lower selling expenses as a result of the sale of the AVTE business in January 2019. As a percentage of net sales, selling expenses were 1.5% for the third quarter of 2019 compared to 1.6% for the third quarter of 2018.

Amortization of Intangibles
Amortization of intangibles was $5.1 million for the third quarter of 2019 compared to $4.9 million in the prior year period. Amortization of intangibles for both periods was the result of expenses recognized for intangible assets recorded from the acquisitions of Walker in May 2012, certain assets of Beall in February 2013, and Supreme in September 2017.
Impairment Expense
Impairment Expense of $12.0 million in the third quarter of 2018 was the result of an impairment charge related to goodwill and long-lived assets within the Diversified Products reportable segment.
Other Income (Expense)
Interest Expense for the third quarter of 2019 totaled $6.7 million compared to $7.0 million in the third quarter of 2018. Interest expense relates to interest and non-cash accretion charges on our Term Loan Credit Agreement and Senior Notes. The decrease from the previous year period is primarily due to our voluntary prepayments totaling approximately $30.0 million against our Term Loan Credit Agreement during the first nine months of 2019.
Other, Net for the third quarter of 2019 represented income of $1.3 million as compared to income of $0.5 million for the prior year period. Income for the current year period is primarily related to interest income and the sale of a building asset that resulted in an immaterial gain. Income for the prior year period is primarily related to the gains recognized on the sale of former branch locations in the third quarter of 2018.
Income Taxes
We recognized income tax expense of $7.4 million in the third quarter of 2019 compared to $5.3 million for the same period in the prior year. The effective tax rate for the third quarter of 2019 and 2018 was 22.6% and 53.4%, respectively. The decrease in the effective tax rate from the prior year period is primarily attributable to the $12.0 million impairment charge in the third quarter of 2018 related to goodwill and long-lived assets within the Diversified Products reportable segment. These effective tax rates differ from the U.S. Federal statutory rate of 21% primarily due to the impact of state and local taxes and discrete items related to research and development tax credits.
Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018
Net Sales
Net sales in the first nine months of 2019 increased $83.1 million, or 5.0%, compared to the first nine months of 2018. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Commercial Trailer Products	$1,122,253	$1,098,271	$23,982	2.2%
Diversified Products	289,855	291,649	(1,794)	(0.6)%
Final Mile Products	349,170	283,717	65,453	23.1%
Eliminations	(21,143)	(16,555)	(4,588)
Total	$1,740,135	$1,657,082	$83,053	5.0%

New Trailer Shipments	(units)
Commercial Trailer Products	40,350	42,750	(2,400)	(5.6)%
Diversified Products	2,200	1,900	300	15.8%
Total	42,550	44,650	(2,100)	(4.7)%

Used Trailer Shipments	(units)
Commercial Trailer Products	50	850	(800)	(94.1)%
Diversified Products	60	100	(40)	(40.0)%
Total	110	950	(840)	(88.4)%
Commercial Trailer Products segment sales prior to the elimination of intersegment sales were $1,122.3 million for the first nine months of 2019, an increase of $24.0 million, or 2.2%, compared to the first nine months of 2018. Trailers shipped during the first nine months of 2019 totaled 40,350 trailers compared to 42,750 trailers in the prior year period, a 5.6% decrease. Pricing actions taken to offset the increased cost of materials resulted in a $29.1 million increase in new trailer sales despite the decrease in shipments compared to the prior year period. Parts and service revenue for the nine-month period of 2019 totaled $31.0 million, an increase of $5.2 million, or 20.2%, from the prior year period due to stronger focus on aftermarket parts and services. Used trailer sales decreased $8.6 million compared to the prior year period primarily due to an 800 unit decrease in used trailer shipments in the first nine months of 2019 compared to the prior year period.
Diversified Products segment sales prior to the elimination of intersegment sales were $289.9 million for the first nine months of 2019, a decrease of $1.8 million, or 0.6%, compared to the same period of 2018. Trailers shipped during the first nine months of 2019 totaled 2,200 trailers compared to 1,900 trailers in the prior year period, a 15.8% increase. The increase in new trailer shipments compared to the prior year period resulted in a $31.0 million increase in sales. Equipment sales decreased $25.8 million, or 32.9%, compared to the prior year period primarily due to a $25.6 million decrease in sales as a result of the sale of the AVTE business in January 2019. Parts and service sales decreased $6.3 million, or 6.6%, compared to the prior year period, primarily due to lower demand for our decking systems.
Final Mile Products segment sales, prior to the elimination of intersegment sales, were $349.2 million for the first nine months of 2019, an increase of $65.5 million, or 23.1% from the first nine months of 2018. Increased truck body unit shipments of 18.3% drove a $59.4 million increase in new truck body sales compared to the prior year period. The increase in truck body shipments is attributable to improved chassis availability compared to the prior year period, our efforts to increase the visibility of chassis supply resulting in improved production scheduling and less production disruptions compared to the same period in the prior year, and overall demand for our products within the final mile market.
Cost of Sales
Cost of sales was $1,506.1 million in the first nine months of 2019, an increase of $63.6 million, or 4.4%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.
Commercial Trailer Products segment cost of sales was $995.4 million in the first nine months of 2019, an increase of $20.3 million, or 2.1%, compared to the prior year period. The increase was primarily driven by a $10.2 million increase in materials costs due to materials cost inflation as compared to the prior year period, as well as a $10.1 million increase in labor and other manufacturing costs.
Diversified Products segment cost of sales was $231.6 million in the first nine months of 2019, a decrease of $9.1 million, or 3.8%, compared to the prior period. The decrease was primarily due to the sale of the AVTE business, partially offset by an increase in materials costs in the current year period.
Final Mile Product segment cost of sales was $297.6 million in the first nine months of 2019, an increase of $55.3 million, or 22.8%, compared to the prior year period. The increase was driven by a $38.9 million increase in materials costs and a $16.4 million increase in other manufacturing costs related to increased sales volumes and product mix.
Gross Profit
Gross profit was $234.1 million in the first nine months of 2019, an increase of $19.5 million from the prior year period. Gross profit as a percentage of sales was 13.5% for the first nine months, compared to 13.0% during the same period in 2018. Gross profit by segment was as follows (dollars in thousands):

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Gross Profit by Segment
Commercial Trailer Products	$126,806	$123,173	$3,633	2.9%
Diversified Products	58,264	51,008	7,256	14.2%
Final Mile Products	51,576	41,409	10,167	24.6%
Corporate	(2,571)	(995)	(1,576)
Total	$234,075	$214,595	$19,480	9.1%
Commercial Trailer Products segment gross profit was $126.8 million for the first nine months of 2019 compared to $123.2 million for the prior year period. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 11.3% in 2019 compared to 11.2% in the prior period. The increases in gross profit and gross profit as a percentage of sales are attributable to our pricing efforts to mitigate the impact of higher material and operating costs.

Diversified Products segment gross profit was $58.3 million for the first nine months of 2019 compared to $51.0 million in the same period of 2018. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 20.1% in the 2019 period compared to 17.5% in the prior period. The increases in gross profit and gross profit as a percentage of net sales compared to the prior year period were primarily driven by the sale of the AVTE business in January 2019, improved operational efficiencies, and a 12.8% increase in new trailers shipped.
Final Mile Products segment gross profit was $51.6 million for the first nine months of 2019 compared to $41.4 million in the same period of 2018. Gross profit, as a percentage of sales, was 14.8% in the first nine months of 2019, compared to 14.6% in the prior year period. The increases in gross profit and gross profit as a percentage of net sales compared to the prior year period were primarily driven by higher sales volumes and operational efficiencies as a result of improved chassis availability compared to the prior year period and our pricing efforts.
General and Administrative Expenses
General and administrative expenses for the first nine months of 2019 increased $8.1 million, or 10.9%, from the prior year period. The increase was primarily due to a $3.2 million increase in employee-related costs, including benefits and incentive programs, compared to the same period in the prior year, and increases in various other administrative expenses. As a percentage of sales, general and administrative expenses were 4.7% for the 2019 period as compared to 4.5% for the same period of 2018.
Selling Expenses
Selling expenses were $25.7 million in the first nine months of 2019, an increase of $0.1 million, or 0.5%, compared to the prior year period. The increase was due to a $1.0 million increase in employee-related costs, including benefits and incentive programs, and a $0.6 million increase in advertising and promotion efforts. These increases were largely offset by lower selling expenses as a result of the sale of the AVTE business in January 2019. As a percentage of net sales, selling expenses were 1.5% for the 2019 period which is consistent with the same period of 2018.
Amortization of Intangibles
Amortization of intangibles was $15.4 million for the first nine months of 2019 compared to $14.8 million in the prior year period. Amortization of intangibles for both periods was the result of expenses recognized for intangible assets recorded from the acquisitions of Walker in May 2012, certain assets of Beall in February 2013, and Supreme in September 2017.
Impairment Expense
Impairment Expense of $12.0 million in the first nine months of 2018 was the result of an impairment charge related to goodwill and long-lived assets within the Diversified Products reportable segment.
Other Income (Expense)
Interest Expense for the first nine months of 2019 totaled $20.8 million compared to $21.6 million in the prior year period. Interest expense for the current year period is primarily related to interest and non-cash accretion charges on our Term Loan Credit Agreement and Senior Notes. The decrease from the prior year period was due to our voluntary prepayments totaling approximately $30.0 million against our Term Loan Credit Agreement during the first nine months of 2019 and the retirement of the Convertible Notes completed in 2018.
Other, Net for the first nine months of 2019 represented income of $2.2 million as compared to income of $12.5 million for the prior year period. Income for the current year period is primarily related to interest income and the sale of a building asset that resulted in an immaterial gain. Income for the prior year period was primarily related to the gains recognized on the sale of former branch locations throughout 2018.
Income Taxes
The Company recognized income tax expense of $21.2 million in the first nine months of 2019 compared to $21.2 million for the same period in the prior year. The effective tax rate for the first nine months of 2019 and 2018 were 23.0% and 26.8%, respectively. These effective tax rates differ from the U.S. Federal statutory rate of 21% primarily due to the impact of state and local taxes and discrete items related to research and development tax credits.

Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of September 30, 2019, our debt to equity ratio, including our capital lease obligations, was approximately 0.9:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of maintaining strong liquidity, deleveraging our balance sheet, investing in the business, both organically and strategically, and returning capital to our shareholders. During the first nine months of 2019, we made voluntary prepayments totaling approximately $30.0 million against our Term Loan Credit Agreement, paid dividends of approximately $13.4 million, and repurchased shares under our share repurchase program totaling $20.0 million. For the remainder of 2019, we expect to continue our commitment to fund our working capital requirements and capital expenditures while also deleveraging our balance sheet through cash flows from operations as well as available borrowings under our existing Revolving Credit Agreement and returning capital to our shareholders.
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
The indenture for the Senior Notes contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. As of September 30, 2019, we were in compliance with all covenants.
Contractual coupon interest expense and accretion of discount and fees for the Senior Notes for the three- and nine-month periods ended September 30, 2019 were $4.6 million and $13.9 million, respectively, and $4.6 million and $13.8 million for the three- and nine-month periods ended September 30, 2018. Contractual coupon interest expense and accretion of discount and fees are included in Interest Expense on the Company’s Condensed Consolidated Statements of Operations.
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
As of September 30, 2019, we were in compliance with all covenants of the Credit Agreement.
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
The Term Loan Credit Agreement contains customary covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets. As of September 30, 2019, we were in compliance with all covenants.
For the three-month periods ended September 30, 2019 and 2018, under the Term Loan Credit Agreement we paid interest of $1.9 million and $2.0 million, respectively, and principal of $15.0 million and $0.5 million during each period. For the nine-month periods ended September 30, 2019 and 2018, we paid interest of $6.3 million and $5.9 million, respectively, and principal of $30.5 million and $1.4 million in each period. We recognized losses on debt extinguishment totaling approximately $0.1 million in connection with the prepayment of principal in the second and third quarters of 2019, which is included in Other, net in the Condensed Consolidated Statement of Operations. As of September 30, 2019, we had $155.2 million outstanding under the Term Loan Credit Agreement, of which none was classified as current on our Condensed Consolidated Balance Sheet.
For each three-month period ended September 30, 2019 and 2018, we incurred charges of less than $0.1 million for amortization of fees and original issuance discount, which is included in Interest Expense in the Condensed Consolidated Statements of Operations. For each nine-month period ended September 30, 2019 and 2018, we incurred charges of $0.2 million for amortization of fees and original issuance discount.

Cash Flows
Cash provided by operating activities for the first nine months of 2019 totaled $76.2 million, compared to $56.7 million during the same period in 2018. Cash provided by operations during the current year period was the result of net income adjusted for various non-cash activities including depreciation, amortization, net gain on the sale of assets, deferred taxes, stock-based compensation, accretion of debt discount, and a $24.8 million increase in working capital. Changes in key working capital accounts for 2019 and 2018 are summarized below (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Source (Use) of cash:
Accounts receivable	$9,671	(48,531)	$58,202
Inventories	(89,869)	(66,089)	(23,780)
Accounts payable and accrued liabilities	57,750	76,602	(18,852)
Net use of cash	$(22,448)	$(38,018)	$15,570
Accounts receivable decreased by $9.7 million in the first nine months of 2019 as compared to a $48.5 million increase in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 27 days in 2019 as compared to 31 days in the same period in 2018. The decrease in accounts receivable during the first nine months of 2019 was primarily due to strong customer collections during the period. Inventory increased by $89.9 million during the first nine months of 2019 as compared to $66.1 million in the 2018 period. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 8 times in the 2019 period and 9 times in the 2018 period. The increase in inventory for the 2019 period was primarily due to higher finished goods and raw materials inventory resulting from increased demand for the first nine months of 2019, as well as continued strong demand into the fourth quarter. Accounts payable and accrued liabilities increased by $57.8 million in 2019 compared to an increase of $76.6 million for the same period in 2018. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 34 days in both the 2019 and 2018 periods.
Investing activities used $21.5 million during the first nine months of 2019, as compared to providing $0.5 million during the same period in 2018. Investing activities for the first nine months of 2019 include capital expenditures of $22.2 million. Investing activities for the prior year period were primarily related to proceeds from the sale of certain branch location assets totaling $20.8 million, partially offset by capital expenditures of $20.3 million.
Financing activities used $66.6 million during the first nine months of 2019 as compared to $139.0 million in the same period in 2018. Cash used in financing activities during the current year period primarily relates to principal payments under the term loan credit facility of $30.5 million, common stock repurchases and withholdings of $22.7 million, and cash dividends paid to our shareholders of $13.4 million. Cash used in financing activities in the first nine months of 2018 primarily relates to the repurchase of Convertible Notes totaling $80.2 million, common stock repurchases and withholdings of $44.4 million and cash dividends paid to our shareholders of $13.6 million.
As of September 30, 2019, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $288.1 million, representing an increase of $16.7 million compared to September 30, 2018 and a decrease of $11.4 million compared to December 31, 2018. Total debt and finance lease obligations amounted to $481.0 million as of September 30, 2019. As we continue to see a strong demand environment within the trailer industry and excellence in operational performance across all of our business segments, we believe our liquidity is adequate to fund our currently planned operations, working capital needs and capital expenditures for the remainder of 2019.
Capital Expenditures
Capital spending amounted to approximately $22.2 million for the first nine months of 2019 and is anticipated to be between $30 million and $35 million for 2019. Capital spending for 2019 has been and is expected to continue to be primarily utilized to support maintenance, growth, and productivity improvement initiatives within our facilities.

Contractual Obligations and Commercial Commitments
A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of September 30, 2019 are as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Debt:
Term Loan Credit Facility (due 2022)	$—	$—	$—	$155,228	$—	$—	$155,228
Revolving Facility (due 2023)	—	—	—	—	—	—	—
Senior Notes (due 2025)	—	—	—	—	—	325,000	325,000
Finance Leases (including principal and interest)	90	361	361	30		—	842
Total debt	90	361	361	155,258	—	325,000	481,070
Other:
Operating Leases	1,171	4,015	3,441	2,103	1,765	2,093	14,588
Total other	1,171	4,015	3,441	2,103	1,765	2,093	14,588
Other commercial commitments:
Letters of Credit	7,769	—	—	—	—	—	7,769
Raw Material Purchase Commitments	48,967	11,642	—	—	—	—	60,609
Chassis Converter Pool Agreements	30,411	—	—	—	—	—	30,411
Total other commercial commitments	87,147	11,642	—	—	—	—	98,789
Total obligations	$88,408	$16,018	$3,802	$157,361	$1,765	$327,093	$594,447
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
We have $60.6 million in purchase commitments with our suppliers and through financial derivatives through December 2020 for various raw material commodities, including aluminum, steel, nickel and polyethylene as well as other raw material components which are within normal production requirements.
We, through our subsidiary Supreme, obtain most vehicle chassis for our specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders. Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at our various facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. The manufacturer transfers the chassis to us on a “restricted basis,” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with manufacturers, we have not historically settled, nor expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of September 30, 2019 our outstanding chassis converter pool with the manufacturer totaled $24.0 million and we have included this financing agreement on our consolidated balance sheets within prepaid expenses and other and other accrued liabilities. All other chassis programs through our Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $6.5 million.  Under these agreements, if the chassis is not delivered to a customer within a specified time frame we are required to pay a finance or storage charge on the chassis. Additionally, we receive finance support funds from the manufacturer when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis.
Backlog
Orders that have been confirmed by customers in writing, have defined delivery time frames and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms or cancellation. Our backlog of orders was $0.8 billion at September 30, 2019 compared to $1.8 billion at December 31, 2018 and $1.3 billion at September 30, 2018. The current order season is materializing in a manner more consistent with historical periods, excluding 2018. We expect to complete the majority of our backlog orders as of September 30, 2019 within 12 months of this date.
Outlook
The demand environment for trailers remained strong through the third quarter of 2019. Recent estimates from industry analysts, ACT Research Company (“ACT”) and FTR Associates (“FTR”), forecast trailer demand for 2019 and beyond to remain healthy. ACT currently estimates trailer production to be approximately 329,700 trailers for 2019, representing an increase of 2.1% as compared to 2018, and forecasting continued demand levels to be above replacement demand into the foreseeable future with estimated demand for 2020 to be approximately 264,300 and annual average demand for the four-year period ending 2024 to be approximately 271,200 new trailers. FTR anticipates new trailer production to be approximately 326,000 new trailers in 2019, representing an increase of 2.8% as compared to 2018, and projecting a decrease in 2020 with production totaling 275,000 trailers. In spite of a strong forecasted demand environment, there remain downside risks relating to issues with both the domestic and global economies, including slowing economic growth, lower industrial production, and other economic factors in the U.S.
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
Commodity Prices
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper and polyethylene. Given the volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. As of September 30, 2019, we had $60.6 million in raw material purchase commitments through December 2020 for materials that will be used in the production process, as compared to $147.5 million as of December 31, 2018. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.
Interest Rates
As of September 30, 2019, we had no floating rate debt outstanding under our Revolving Credit Facility and for the third quarter of 2019 we maintained no floating rate borrowings under our Revolving Credit Facility. In addition, as of September 30, 2019, we had outstanding borrowings under our Term Loan Credit Agreement, as amended, totaling approximately $155.2 million that bear interest at a floating rate, subject to a minimum interest rate. Based on the average borrowings under our revolving facility and the outstanding indebtedness under our Term Loan Credit Agreement a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of approximately $1.6 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2019.
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal year 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Part II - OTHER INFORMATION
Item 1. Legal Proceedings
See Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018. See also Note 11, “Commitments and Contingencies”, to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Our Equity Securities
In November 2018, the Company announced that the Board of Directors approved the repurchase of an additional $100 million in shares of common stock over a three year period. This authorization was an increase to the previous $100 million repurchase programs approved in February 2017 and February 2016. The repurchase program is set to expire on February 28, 2022. For the quarter ended September 30, 2019, we repurchased 590,256 shares pursuant to our repurchase program. Additionally, during this period there were 1,485 shares repurchased to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
July 1 - 31, 2019	244,030	$15.49	244,030	$85.0
August 1 - 31, 2019	0	$—	0	$85.0
September 1 - 30, 2019	347,711	$14.44	346,226	$80.0
Total	591,741	$14.87	590,256	$80.0
Item 6. Exhibits

(a)	Exhibits
	31.1	Certification of Principal Executive Officer
	31.2	Certification of Principal Financial Officer
	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101
The following materials from Wabash National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

	104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: November 6, 2019	By:	/s/ Jeffery L. Taylor
Jeffery L. Taylor
Senior Vice President and Chief Financial Officer (Principal Financial Officer)