Form 10-K
period 2019-12-31
WABASH NATIONAL Corp
filed 2020-02-25
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
Commission File Number: 001-10883
WABASH NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		52-1375208
(State of Incorporation)		(IRS Employer Identification Number)

1000 Sagamore Parkway South
Lafayette	Indiana	47905
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including area code: (765) 771-5300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 Par Value	WNC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2019 was $881,067,878 based upon the closing price of the Company’s common stock as quoted on the New York Stock Exchange composite tape on such date.
The number of shares outstanding of the registrant’s common stock as of February 14, 2020 was 53,082,095.
Part III of this Form 10-K incorporates by reference certain portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be filed within 120 days after December 31, 2019.

WABASH NATIONAL CORPORATION
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K (the “Annual Report”) of Wabash National Corporation (together with its subsidiaries, “Wabash,” “Company,” “us,” “we,” or “our”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forward-looking statements” include, but are not limited to, statements regarding:

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

PART I
ITEM 1—BUSINESS
Overview
Wabash National Corporation, which we refer to herein as “Wabash,” “Wabash National,” the “Company,” “us,” “we,” or “our,” is changing how the world reaches you. Wabash was incorporated as a corporation in Delaware in 1991, with its principal executive offices in Lafayette, Indiana, as a dry van trailer manufacturer. Today we are an innovation leader of engineered solutions for the transportation, logistics, and distribution industries. Our mission is to enable customers to succeed with breakthrough ideas and solutions that help them move everything from first to final mile.
To that end, we design and manufacture a diverse range of products, including dry freight and refrigerated trailers, platform trailers, bulk tank trailers, dry and refrigerated truck bodies, structural composite panels and products, trailer aerodynamic solutions, and specialty food grade and pharmaceutical equipment. We have achieved this diversification through acquisitions, organic growth, and product innovation.
We believe our position as a leader in our key industries is the result of longstanding relationships with our core customers, our demonstrated ability to attract new customers, our broad and innovative product lines, our technological leadership, and our extensive distribution and service network. More importantly, we believe our leadership position is indicative of the values and leadership principles that guide our actions.
Operating Segments
We manage our business in three reportable segments: Commercial Trailer Products (“CTP”), Diversified Products (“DPG”), and Final Mile Products (“FMP”). Each of these reportable segments offers a diverse portfolio of industrial solutions for the end markets and industries that they serve.

Commercial Trailer Products	Diversified Products	Final Mile Products
■ Dry and Refrigerated Van Trailers	■ Tank Trailers and Truck-Mounted Tanks	■ Truck-Mounted Dry Bodies
■ Platform Trailers	■ Composite Panels and Products	■ Truck-Mounted Refrigerated Bodies
■ Aftermarket Parts and Service	■ Food, Dairy, and Beverage Equipment	■ Service and Stake Bodies
	■ Containment and Aseptic Systems	■ Fiberglass Reinforced Plywood Panels
	■ Aftermarket Parts and Service	■ Upfitting Parts and Service
Commercial Trailer Products
Commercial Trailer Products designs and manufactures dry and refrigerated vans, platform trailers and other transportation related equipment. Commercial Trailer Products’ transportation equipment is marketed under the Wabash®, DuraPlate®, DuraPlateHD®, ArcticLite®, Transcraft® and Benson® brands. In addition, we recently introduced DuraPlate® Cell Core, a modified DuraPlate® panel that reduces the weight of a conventional 53 foot DuraPlate® trailer by 300 pounds. Commercial Trailer Products sells directly to many of the largest companies in the trucking industry, as well as through a network of independent dealers. Commercial Trailer Products also operates a wood flooring production facility that manufactures laminated hard wood oak products for van trailers.
Diversified Products
The Diversified Products segment has historically been comprised of four strategic business units: Tank Trailer, Process Systems, Composites, and Aviation and Truck Equipment. On January 22, 2019, the Company announced that it completed a transaction to divest the Aviation and Truck Equipment business unit to Garsite Progress, LLC, an entity formed by AFI Partners, a New York-based private equity firm. The Tank Trailer business designs and manufactures liquid transportation systems, including stainless steel and aluminum tank trailers, for the North American chemical, dairy, food and beverage, and petroleum and energy service markets. Tank Trailers are marketed under the Walker Transport, Brenner® Tank, Bulk International and Beall® Trailer brands. Our Process Systems business designs and manufactures isolators, stationary silos and downflow booths for the chemical, dairy, food and beverage, pharmaceutical and nuclear markets. Process Systems markets its product offerings under the Walker® Engineered Products and Extract Technology® brands. Our Composites business includes offerings under our DuraPlate® composite panel technology, which contains unique properties of strength and durability that can be utilized in numerous applications in addition to trailers and truck bodies. Leveraging our DuraPlate® panel technology, our Composites business has designed and manufactured numerous proprietary products, including a full line of aerodynamic solutions designed to improve overall trailer aerodynamics and fuel economy, most notably the DuraPlate® AeroSkirt®, AeroSkirt CX™, Ventix DRS™ and AeroFin XL®. In addition, we utilize our DuraPlate® technology in the production of truck bodies, overhead doors, foldable portable storage containers, truck boxes, decking systems, and other industrial applications. These products are sold to original equipment manufacturers and aftermarket customers.
Final Mile Products
The Company added the Final Mile Products reportable segment following the acquisition of Supreme Industries, Inc. (“Supreme”) completed on September 27, 2017. The Final Mile Products segment designs and manufactures cutaway, dry-freight, refrigerated, and stake bodies. This acquisition accelerated our growth and expanded our presence in the final mile space, with increased distribution paths and greater customer reach, and supports our mission to enable customers to succeed with breakthrough ideas and solutions that help them move everything from first to final mile. Final Mile Product truck bodies are offered in aluminum, FiberPanel PW, FiberPanel HC, or DuraPlate®, and are marketed under Kold King®, Iner-City®, Spartan, as well as other Wabash brands that leverage our fleet-proven DuraPlate® technology utilized in dry van trailers. Our Final Mile Products also include our molded structural composite truck bodies and fiberglass reinforced plywood used on some of our truck bodies. In addition, we have recently introduced our molded structural composites technology to our truck bodies. With the acquisition of Supreme, our truck body line was expanded to include Classes 2 through 5, allowing us to serve a large variety of end customers in the final mile space. Final Mile Products sells both direct to customers and through a large independent dealer network.
Strategy
Wabash National has established a strategic framework for value creation with three pillars focused on innovation, business optimization and strategic growth, all supported by a company culture of continuous improvement.

INNOVATE	■ Continue innovation leadership
■ Develop new capabilities and capacity to enable growth
■ Improve durability and reduce weight with material technologies

OPTIMIZE	■ Margin enhancement through integration, alignment and shared service activities
■ Utilize the Wabash Management System and lean manufacturing to drive margin enhancement through continuous focus on efficiency

GROW	■ Expand Final Mile platform
■ Commercialize Molded Structural Composites refrigerated van and truck bodies
■ Increase business development capabilities
We believe that if we are successful in focusing on each of these three pillars, we will be well-positioned to advance our commitment to deliver long-term profitable growth within each of our reportable segments, support margin enhancement through lean manufacturing principles and the Wabash Management System, and successfully deliver value to our shareholders. By continuing to be an innovation leader in the transportation, logistics, and distribution industries we expect to leverage our existing assets and capabilities into higher margin products and markets by delivering value-added customer solutions. Optimizing our product portfolio, operations and processes to enhance manufacturing efficiency and agility is expected to well-position the Company to drive margin expansion and reinforce our customer relationships. Growing strategically may diversify our revenue stream and allow us to leverage our technology across more markets.
Acquisition Strategy
We believe that our businesses have significant opportunities to grow through disciplined strategic acquisitions. When evaluating acquisition targets, we generally look for opportunities that exhibit the following attributes:

▪	Customer-focused solutions;

▪	Access to new technology and innovation;

▪	Strong management team that is a cultural fit;

▪	Aligned with our core competencies in purchasing, operations, distribution and product development; and

▪	Growth markets, whether end-markets or geographical, within the transportation, logistics, and distribution industries.

Capital Allocation Strategy
We believe that a balanced and disciplined capital allocation strategy is necessary to support our growth initiatives and create shareholder value. The objectives and goals of the Company’s capital allocation strategy are summarized below:

Maintain Liquidity:	▪ Manage the business for the long-term
▪ Be equipped for changes in market conditions and strategic growth opportunities

Debt Management:	▪ Reduce debt and de-lever the Company

Reinvest for Growth:	▪ Fund capital expenditures and research and development that support growth and productivity initiatives

Dividends:	▪ Maintain our regular dividend which has been paid for the last three consecutive years

Share Repurchases:	▪ Opportunistically repurchase shares
▪ Offset dilution from stock based compensation
Industry and Competition
Trucking in the U.S., according to the American Trucking Association (“ATA”), was estimated to be a $796.7 billion industry in 2018, representing approximately 80% of the total U.S. transportation industry revenue. Furthermore, ATA estimates that approximately 71% of all freight tonnage in 2018 was carried by trucks. Trailer demand is a direct function of the amount of freight to be transported. To meet this continued high demand for freight, truck carriers will need to replace and expand their fleets, which typically results in increased trailer orders.
Transportation in the U.S., including trucking, is a cyclical industry that has experienced three cycles over the last 20 years. In each of the last three cycles the decline in freight tonnage preceded the general U.S. economic downturn by approximately two and one-half years and the recovery has generally preceded that of the economy as a whole. The trailer industry generally follows the transportation industry, experiencing cycles in the early and late 90’s lasting approximately 58 and 67 months, respectively. Truck freight tonnage, according to ATA statistics, started declining year-over-year in 2006 and remained at depressed levels through 2009. The most recent cycle concluded in 2009, lasting a total of 89 months. After three consecutive years with total trailer demand well below normal replacement demand levels estimated to be approximately 220,000 trailers, the period ending December 31, 2019 demonstrated six consecutive years of healthy demand in which there were total trailer shipments of approximately 269,000, 308,000, 286,000, 288,000, 323,000, and 328,000 for the years ending 2014, 2015, 2016, 2017, 2018, and 2019, respectively. In our view, we expect to see softened demand in 2020 going forward to be more consistent with historical levels. However, overall demand is expected to be in excess of replacement demand and industry specific indicators we track, including ATA’s truck tonnage index, carrier/fleet profitability, employment growth, housing and auto sectors, as well as the overall gross domestic product, continue to be positive indicators.
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
Our Diversified Products segment, in most cases, participates in markets different than our historical core van and platform trailer product offerings. The customers and end markets that our Diversified Products segment serve are broader and more diverse than the trailer industry, including environmental, pharmaceutical, biotech, oil and gas, and specialty vehicle markets. In addition, our diversification efforts pertain to new and emerging markets and many of the products are driven by regulatory requirements or, in most cases, customer-specific needs.
Our Final Mile Products segment competes in the specialized vehicle industry, which is highly competitive with only a few national competitors and many smaller, regional companies. As a result of this broad competition, we are often faced with competitive pricing pressures. Other competitive factors include quality of product, lead times, geographic proximity to customers, and the ability to manufacture a product customized to customer specifications. With our national presence, diverse product offerings, and broad customer relationships, we believe that we are well positioned to meet the competitive challenges presented.
Competitive Strengths
We believe our core competitive strengths include:

▪
Long-Term Core Customer Relationships – We are the leading provider of trailers to a significant number of top tier trucking companies, generating a revenue base that has helped to sustain us as one of the market leaders. Our van products are preferred by many of the industry’s leading carriers. We are also a leading provider of liquid-transportation systems and engineered products and we have a strong customer base, consisting of mostly private fleets, and have earned a leading market position across many of the markets we serve. In addition, we are a leading manufacturer of truck bodies, and we have a strong customer base of large national fleet leasing companies and large retailers.

▪
Technology and Innovation – We continue to be recognized by the trucking industry as a leader in developing technology to provide value-added solutions for our customers that reduce trailer operating costs, improve revenue opportunities, and solve unique transportation problems. Throughout our history, we have been and we expect we will continue to be a leading innovator in the design and production of trailers and related products. As discussed above, we recently introduced DuraPlate® Cell Core, a modified DuraPlate® panel that reduces the weight of a conventional 53 foot DuraPlate® trailer by 300 pounds. In addition, recent new trailer introductions and value-added options include the introduction of the Molded Structural Composite Refrigerated Van, the commercial launch of the Cold Chain Series Refrigerated Truck Body with molded structural composite technology, both offering advanced thermal and operational performance; Lean Duplex tank trailer, a stainless steel option that reduces weight while providing enhanced performance characteristics over typical chemical tank trailers; Trustlock Plus®, a proprietary single-lock rear door mechanism; and the DuraPlate® AeroSkirt®, Ventix DRS™, AeroFin XL® and AeroSkirt CX™, durable aerodynamic solutions that provide improved fuel efficiencies when used in specific combinations.

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
We have been manufacturing DuraPlate® trailers for over 24 years and through December 2019 have sold nearly 800,000 DuraPlate® trailers. We believe that this proven experience, combined with ownership and knowledge of the DuraPlate® panel technology, will help ensure continued industry leadership in the future.
We have also focused on a customer-centered approach in developing product enhancements for other industries we serve. Some of the more recent innovations include: the introduction of DuraPlate® Cell Core technology, the introduction of RIG-16 offset rear under ride guard, and the introduction of the Truck Body line leveraging our fleet-proven DuraPlate® technology for dry truck bodies as well as the introduction of a revolutionary proprietary composite designed to improve weight and thermal efficiency in refrigerated truck body applications. These technology innovations will allow us to continue providing unrivaled value to our customers and differentiate Wabash from our competitors.

▪	Significant Brand Recognition – We have been one of the most widely recognized brands in the industry and we participate broadly in the transportation industry through all of our business segments.

▪
Enterprise Lean and the Wabash Management System (WMS) – Safety, quality, delivery, cost, morale, and environment are the core elements of our program of continuous improvement. We currently maintain an ISO 14001 registration of the Environmental Management System at five facilities, which include our Lafayette, Indiana; Cadiz, Kentucky; San José Iturbide, Mexico; Portland, Oregon; and Harrison, Arkansas locations. In addition, we have achieved ISO 9001 registration of the Quality Management Systems at our Lafayette, Indiana and Cadiz, Kentucky facilities.

We recently institutionalized the WMS, which standardizes best practices throughout the company and allows us to efficiently scale the business. By codifying what makes our Company great into four key areas (Team, Strategy, Execution, and Governance), WMS drives increased focus on the processes that are critical for our success.

▪
Corporate Culture – We believe strong human capital acts as a competitive differentiator and our focus is not only on ensuring we have the right leaders in place to drive our strategic initiatives today, but also to nurture our talent pipeline to develop strong leaders for our company’s future. To that end, we benefit from an experienced, value-driven management team and dedicated workforce.

We strive to achieve alignment at every layer and throughout all functional areas of our business and are focused on ensuring the right systems are in place to facilitate all team members working toward the same shared goals. Critical to this is the perspective that our business is constructed of three interlinked segments that benefit from one another and are stronger as a result of being part of Wabash National.

▪
Extensive Distribution Network – We utilize a network of 27 independent dealers with approximately 80 locations throughout North America to distribute our van trailers, and our Transcraft distribution network consists of 65 independent dealers with approximately 93 locations throughout North America. Our tank trailers are distributed through a network of 54 independent dealers with 55 locations throughout North America. Additionally, our truck body dealer network consists of more than 1,000 commercial dealers. Our dealers primarily serve mid-market and smaller sized carriers and private fleets in the geographic region where the dealer is located and occasionally may sell to large fleets.

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
Products
Since our inception, we have worked to expand our product offerings from a single truck trailer dry van product to a broad range of engineered solutions for the transportation, logistics, and distribution industries. We manage a diverse product portfolio, maintain long-standing customer relationships, and focuses on innovative and breakthrough technologies within three operating segments.
Our current Commercial Trailer Products segment primarily includes the following products:

▪
Dry Van Trailers. The dry van market represents our largest product line and includes trailers sold under the DuraPlate® DuraPlateHD® trademarks. Our DuraPlate® trailers utilize a proprietary technology that consists of a composite plate wall for increased durability and greater strength.

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

▪
Refrigerated Trailers. Our refrigerated trailers provide thermal efficiency, maximum payload capacity, and superior damage resistance. Our refrigerated trailers are sold under the ArcticLite® trademark and use our proprietary SolarGuard® technology, coupled with our foaming process, which we believe enables customers to achieve lower costs through reduced operating hours of refrigeration equipment and therefore reduced fuel consumption. In 2016, Wabash launched a proprietary molded structural composite with thermal technology which, based on our testing, provides improved thermal performance for refrigerated trailers by up to 25% and is up to 20% lighter than standard refrigerated trailers while still maintaining strength and durability.

▪
Specialty Trailers. These products include a wide array of specialty equipment and services generally focused on products that require a higher degree of customer specifications and requirements. These specialty products include converter dollies, Big Tire Hauler, and Steel Coil Hauler trailers.

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
Our current Diversified Products segment primarily includes the following products:

▪
Tank Trailers. Tank Trailers currently has several principal brands dedicated to transportation products including Walker Transport, Brenner® Tank, Bulk Tank International, and Beall® Trailers. Equipment sold under these brands include stainless steel and aluminum liquid and dry bulk tank trailers and other transport solutions for the dairy, food and beverage, chemical, environmental, petroleum and refined fuel industries. We also provide parts and maintenance and repair services for tank trailers and other related equipment through our five Brenner Tank Service centers.

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

▪
Composites. Our Composites business is focused on the use of DuraPlate® composite panels beyond the semi-trailer market. Product offerings include truck bodies, overhead doors, and other industrial applications. We continue to develop new products and actively explore markets that can benefit from the proven performance of our proprietary technology. We offer three solutions designed to significantly improve trailer aerodynamics and fuel economy featuring a trailer drag reduction system to manage airflow across the entire length of trailer, or Ventix DRS™, an aerodynamic tail devised to direct airflow across the rear of the trailer, or AeroFin XL®, and a new lighter version of our AeroSkirt design called AeroSkirt CX™. We also offer our EPA Smartway® approved DuraPlate® AeroSkirt®.

The Final Mile Products segment, established after the acquisition of Supreme in 2017, primarily includes the following products:

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

▪
Spartan Service Bodies. Built on a cutaway chassis and constructed of FiberPanel PW or DuraPlate®, the Spartan cargo van provides the smooth maneuverability of a commercial van with the full-height and spacious cargo area of a truck body. In lengths of 8 to 14 feet and available with a variety of pre-designed options, the Spartan cargo van is a bridge product for those moving up from a traditional cargo van into the truck body category.

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

Customers
Our customer base has historically included many of the nation’s largest truckload common carriers, leasing companies, private fleet carriers, less-than-truckload common carriers, and package carriers. We continue to expand our customer base and achieve diversification through acquisitions, organic growth, product innovation, and through our extensive distribution and service network. All of these efforts have been accomplished while maintaining our relationships with our core customers. Our five largest customers together accounted for approximately 27%, 25%, and 24% of our aggregate net sales in 2019, 2018 and 2017, respectively. No individual customer accounted for more than 10% or more of our aggregate net sales during the past three years. International sales accounted for less than 10% of net sales for each of the last three years.
Our Commercial Trailer Products segment has established relationships as a supplier to many large customers in the transportation industry, including the following:

▪
Truckload Carriers: Averitt Express, Inc.; Covenant Transportation Group, Inc.; Cowan Systems, LLC; Crete Carrier Corporation; Heartland Express, Inc.; J.B Hunt Transport, Inc.; Knight-Swift Transportation Holdings Inc.; Schneider National, Inc.; U.S. Xpress Enterprises, Inc.; and Werner Enterprises, Inc.

▪	Less-Than-Truckload Carriers: FedEx Corporation; Old Dominion Freight Lines, Inc.; R&L Carriers Inc.; Saia, Inc.; and YRC Worldwide, Inc.

▪	Refrigerated Carriers: CR England, Inc.; K&B Transportation, Inc.; Prime, Inc.; and Southern Refrigerated Transport, Inc.

▪	Leasing Companies: Matlack Leasing; Penske Truck Leasing Company; Wells Fargo Equipment Finance, Inc.; and Xtra Lease, Inc.

▪	Private Fleets: C&S Wholesale Grocers, Inc.; Dollar General Corporation; and Safeway, Inc.

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
Through our Final Mile Products segment we sell to fleet leasing customers and direct customers including, but not limited to: Penske Truck Leasing Company; Ryder System, Inc.; Amazon.com; Budget Truck Rental, LLC; Enterprise Holdings, Inc.; and Rent-A-Center.
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
Raw Materials
We utilize a variety of raw materials and components including specialty steel coil, stainless steel, plastic, aluminum, lumber, tires, landing gear, axles and suspensions, which we purchase from a limited number of suppliers. Raw material costs as a percentage of net sales for 2019 were relatively consistent with 2018. However, significant price fluctuations or shortages in raw materials or finished components have had, and could have in the future, adverse effects on our results of operations. In 2020 and for the foreseeable future, we expect that the raw materials used in the greatest quantity will be steel, aluminum, plastic, and wood. We will endeavor to pass along raw material and component cost increases. Price increases used to offset inflation or disruption of supply in core materials have generally been successful, although sometimes are delayed. Increases in prices for these purposes represent a risk in execution. In an effort to minimize the effect of price fluctuations, we only hedge certain commodities that have the potential to significantly impact our results of operations.

Backlog
Orders that have been confirmed by customers in writing, have defined delivery timeframes and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms or cancellation. Our backlog of orders at December 31, 2019 and 2018 was approximately $1,127 million and $1,788 million, respectively. We expect to complete the majority of our backlog orders as of December 31, 2019 within the next 12 months.
Patents and Intellectual Property
We hold or have applied for 159 patents in the U.S. on various components and techniques utilized in our manufacture of transportation equipment and engineered products. In addition, we hold or have applied for 193 patents in foreign countries.
Our patents include intellectual property related to the manufacture of trailers, containers, and aerodynamic-related products using our proprietary DuraPlate® products as well as other lightweight panel products, truck body, trailer, and aerodynamic-related products utilizing other composite materials, our containment and isolation systems, and other engineered products – all of which we believe offer us a significant competitive advantage in the markets in which we compete.
Our DuraPlate® patent portfolio includes several patents and pending patent applications, which cover not only utilization of our DuraPlate® products in the manufacture of trailers, but also cover a number of aerodynamic-related products aimed at increasing the fuel efficiency of trailers. U.S. and foreign patents and patent applications in our DuraPlate® patent portfolio have expiration dates extending until 2036. Certain U.S. patents relating to the combined use of DuraPlate® panels and logistics systems within the sidewalls of our dry van trailers will not expire until 2027 or after; several other issued U.S. patents and pending patent applications relating to the use of DuraPlate® panels, or other composite materials, within aerodynamic-related products as well as modular storage and shipping containers will not begin to expire until after 2030. Additionally, we also believe that our proprietary DuraPlate® and DuraPlate® Cell Core production processes, which have been developed and refined since 1995, offer us a significant competitive advantage in the industry – above and beyond the benefits provided by any patent protection concerning the use and/or design of our DuraPlate® products. We believe the proprietary knowledge of these processes and the significant intellectual and capital hurdles in creating similar production processes provide us with an advantage over others in the industry who utilize composite sandwich panel technology.
Our intellectual property portfolio further includes a number of patent applications related to the manufacture of truck bodies and trailers using our high-performance MSC Technology™ polymer composite component parts. These patents and patent applications cover the polymer composite component structure and method of manufacturing the same. We believe the intellectual property related to this emerging use of polymer composite technology in our industry, including proprietary knowledge of the processes involved in manufacturing these components and the resulting products, will offer us a significant market advantage to continue to create proprietary products exploiting this technology. These patent applications will not begin to expire until 2036. Additionally, our intellectual property portfolio includes patents and patent applications related to the rear impact guard (“RIG”). The RIG patents and patent applications include RIG designs which surpass the current and proposed federal regulatory RIG standards for the U.S. and Canada.
In addition, our intellectual property portfolio includes patents and patent applications covering many of our engineered products, including our containment and isolation systems, as well as many trailer industry components. These products have become highly desirable and are recognized for their innovation in the markets we serve. The engineered products patents and patent applications relate to our industry leading isolation systems, sold under the Extract Technologies® brand name. These patents will not begin to expire until 2021 and 2022. The patents relating to our proprietary trailer-industry componentry include, for example, those covering the Trust Lock Plus® door locking mechanism, the Max Clearance® Overhead Door System, which provides additional overhead clearance when an overhead-style rear door is in the opened position that would be comparable to that of swing-door models, the use of bonded intermediate logistics strips, the bonded D-ring hold-down device, bonded skylights, and the DuraPlate® arched roof. The patents covering these products will not expire before 2029. We believe all of these proprietary products offer us a competitive market advantage in the industries in which we compete.
We also hold or have applied for 48 trademarks in the U.S. as well as 63 trademarks in foreign countries. These trademarks include the Wabash®, Wabash National®, Transcraft®, Benson®, Extract Technology®, Beall®, Brenner®, and Supreme® brand names as well as trademarks associated with our proprietary products such as DuraPlate®, Transcraft Eagle®, Arctic Lite®, Kold King®, and Iner-City®. Additionally, we utilize several tradenames that are each well-recognized in their industries, including Walker Transport, Walker Stainless Equipment, Walker Engineered Products and Bulk Tank International. Our trademarks associated with additional proprietary products include MSC Technology™, MaxClearance® Overhead Door System, Trust Lock Plus® EZ-7®, DuraPlate Aeroskirt®, Aeroskirt CX®, DuraPlate HD®, SolarGuard®, VentixDRS®, AeroFin XL® and EZ-Adjust®. We believe these trademarks are important for the identification of our products and the associated customer goodwill; however, our business is not materially dependent on such trademarks.

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
Employees
As of December 31, 2019 and 2018, we had approximately 6,900 and 7,100 full-time employees, respectively. Throughout 2019, essentially all of our active employees were non-union. Our temporary employees represented approximately 14% of our overall production workforce as of December 31, 2019 as compared to approximately 11% at the end of the prior year period. We place a strong emphasis on maintaining good employee relations and development through competitive compensation and related benefits, a safe work environment, and promoting educational programs and quality improvement teams. We believe strong human capital acts as a competitive differentiator and our focus is not only on ensuring we have the right leaders in place to drive our strategic initiatives today, but also to nurture our talent pipeline to develop strong leaders for Wabash’s future.
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
Information About Our Executive Officers
The following are the executive officers of the Company:

Name	Age	Position
Brent L. Yeagy	49	President and Chief Executive Officer, Director
M. Kristin Glazner	42	Senior Vice President and Chief Human Resources Officer
Melanie D. Margolin	48	Senior Vice President and General Counsel, Corporate Secretary
Kevin J. Page	58	Senior Vice President and Group President, Diversified Products and Final Mile Products
Michael N. Pettit	45	Senior Vice President and Chief Financial Officer
Dustin T. Smith	42	Senior Vice President and Group President, Commercial Trailer Products
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

M. Kristin Glazner.  Ms. Glazner was appointed to Senior Vice President and Chief Human Resources Officer of the Company on November 14, 2018. Prior to this appointment, Ms. Glazner served as Vice President - Corporate Human Resources of the Company. She first joined the Company in February 2010 as Corporate Counsel and served in that role until October 2017, when she was appointed to the position of Vice President - Human Resources and Legal Administration. Prior to joining the Company, Ms. Glazner was an attorney with the law firm Baker & Daniels LLP (now known as Faegre Baker Daniels LLP) from 2002 to 2010. She holds a Juris Doctor degree from Indiana University Maurer School of Law and a Bachelor of Arts degree from Butler University.
Melanie D. Margolin.  Ms. Margolin was appointed Senior Vice President and General Counsel, Corporate Secretary in May 2018. Prior to joining the Company, Ms. Margolin was Deputy General Counsel at Cummins Inc., leading the Global Litigation function and serving as lead lawyer for the Engine/Power Systems Business Units and Latin America legal operations. She joined Cummins, a $20 billion (2017) global company that designs, manufactures, and distributes power solutions, in 2013. Prior to Cummins, Ms. Margolin was an equity partner with Frost Brown Todd in Indianapolis, Indiana. Past experience also includes practicing law at Alholm, Monahan in Chicago, Illinois, and at the Chicago Housing Authority.
Kevin J. Page.  Mr. Page was appointed to Senior Vice President and Group President, Diversified Products Group and Final Mile Products in January 2020, after serving as the Senior Vice President and Group President, Diversified Products since October 2017. Mr. Page joined the Company in February 2017 as Vice President and General Manager, Final Mile and Distributed Services. Prior to joining the Company, Mr. Page was Interim President of Truck Accessories Group, LLC from June 2015 to September 2016, and Vice President of Sales, Marketing and Business Development from April 2012 to June 2015. Additionally, he served as President of Universal Trailer Cargo Group from June 2008 to December 2011. Mr. Page also had a 23-year tenure at Utilimaster Corporation serving in various sales roles, including Vice President of Sales and Marketing. Mr. Page has a Bachelor of Arts in Economics from Wabash College and an MBA (Executive) from Notre Dame. Throughout his career he has also completed executive programs at the University of Chicago, Harvard Business School, University of Michigan, and American Management Association.
Michael N. Pettit.  Mr. Pettit was appointed Senior Vice President and Chief Financial Officer effective January 16, 2020. Mr. Pettit had been Senior Vice President and Group President, Final Mile Products since January 1, 2018. Mr. Pettit previously served as Vice President of Finance and Investor Relations since 2014, and has recently served as the Company’s Final Mile Products segment integration leader, following the Company’s acquisition of Supreme Industries, Inc. in September 2017. He joined Wabash National in 2012 and has held a number of positions with increasing responsibility, including Director of Finance for Commercial Trailer Products. Prior to Wabash National, from 1998 to 2012, Mr. Pettit held various finance positions with increasing responsibility at Ford Motor Company. Mr. Pettit earned his Masters of Business Administration from Indiana University and his Bachelor of Science in Industrial Management from Purdue University.
Dustin T. Smith.  Mr. Smith has served as Senior Vice President and Group President, Commercial Trailer Products since October 1, 2017. Most recently he served as Senior Vice President and General Manager, Commercial Trailer Products. Mr. Smith joined Wabash National in 2007 and has held a number of positions with increasing responsibility, including Director of Finance, Director of Manufacturing, and Vice President of Manufacturing for Wabash National. Prior to Wabash National, from 2000 to 2007, Mr. Smith held various positions at Ford Motor Company in Dearborn Michigan, across both product development and manufacturing divisions, including Plant Controller. His 19+ years of experience in finance and operations gives Mr. Smith a unique understanding of how manufacturing systems directly affect financial results. Mr. Smith holds a Bachelor of Science in Accounting and an MBA in Corporate Finance from Purdue University. He has also attended several executive programs at the Booth School of Management from University of Chicago, as well as Northwestern’s Kellogg School of Management.
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
In addition to our commitment to long-term profitable growth within each of our existing reporting segments, our strategic initiatives include a focus on diversification, both organic and strategic, to continue to transform Wabash into a lean, innovation leader of engineered solutions with a higher growth and margin profile and successfully deliver a greater value to our shareholders. Organically, our focus is on profitably growing and diversifying our operations by leveraging our existing assets, capabilities, and technology into higher margin products and markets and thereby providing value-added customer solutions. Strategically, we continue to focus on becoming a more diversified industrial manufacturer, broadening the product portfolio we offer, the customers and end markets we serve, and our geographic reach.
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
We have longstanding relationships with a number of large customers to whom we supply our products. We do not have long-term agreements with these customers. Our success is dependent, to a significant extent, upon the continued strength of these relationships and the growth of our core customers. We often are unable to predict the level of demand for our products from these customers, or the timing of their orders. In addition, the same economic conditions that adversely affect us also often adversely affect our customers. Furthermore, we are subject to a concentration of risk as the five largest customers together accounted for approximately 27% of our aggregate net sales in 2019. Over the previous three years, no customer has individually accounted for greater than 10% of our annual aggregate net sales. The loss of a significant customer or unexpected delays in product purchases could have a material adverse effect on our business, financial condition and results of operations.
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
We continue to optimize and expand our product offerings to meet our customer needs through our established brands, such as DuraPlate®, DuraPlateHD®, DuraPlate® Cell Core, DuraPlate AeroSkirt®, ArcticLite®, Transcraft®, Benson®, MSC Technology™, Walker Transport, Brenner® Tank, Bulk Tank International, Extract Technology®, Supreme®, Iner-City®, Spartan, and Kold King®. While we target product development to meet customer needs, there is no assurance that our product development efforts will be embraced and that we will meet our strategic goals, including sales projections. Companies in the truck transportation industry, a very fluid industry in which our customers primarily operate, make frequent changes to maximize their operations and profits.
We have seen a number of our competitors follow our leadership in the development and use of composite sidewalls that bring them into direct competition with our DuraPlate® products. Our product development is focused on maintaining our leadership for these products but competitive pressures may erode our market share or margins. We hold patents on various components and techniques utilized in our manufacturing of transportation equipment and engineered products with expiration dates ranging from 2020 to 2038. We continue to take steps to protect our proprietary rights in our products and the processes used to produce them. However, the steps we have taken may not be sufficient or may not be enforced by a court of law. If we are unable to protect our intellectual properties, other parties may attempt to copy or otherwise obtain or use our products or technology. If competitors are able to use our technology, our ability to effectively compete could be harmed and this could have a material adverse effect on our business, financial condition and results of operations. In addition, litigation related to intellectual property could result in substantial costs and efforts which may not result in a successful outcome.
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
We have a substantial amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions. At December 31, 2019, approximately 62% of these long-lived intangible assets were concentrated in our Final Mile Products segment, 37% were concentrated in our Diversified Products segment, and 1% was concentrated in our Commercial Trailer Products segment. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other long-lived intangible assets represents the fair value of trademarks and trade names, customer relationships and technology as of the acquisition date, net of accumulated amortization. Under generally accepted accounting principles, goodwill is required to be reviewed for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment, and other long-lived intangible assets require review for impairment only when indicators exist. If any business conditions or other factors cause profitability or cash flows to significantly decline, we may be required to record a non-cash impairment charge, which could adversely affect our operating results. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a decline in economic conditions or a slow, weak economic recovery, sustained declines in the price of our common stock, adverse changes in the regulatory environment, adverse changes in the market share of our products, adverse changes in interest rates, or other factors leading to reductions in the long-term sales or profitability that we expect.
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
Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations thereunder.
As of December 31, 2019, we had approximately $461.0 million of total indebtedness, and approximately $167.6 million of additional borrowings were available and undrawn under the Revolving Credit Agreement (as defined below). We also have other contractual obligations and currently pay a regular quarterly dividend of approximately $0.08 per share, or approximately $4.3 million in the aggregate per quarter.
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
As of December 31, 2019, we believe we are in compliance with the provisions of our Term Loan Credit Agreement, Senior Notes indenture, and our revolving credit facility. Our ability to comply with the various terms and conditions in the future may be affected by events beyond our control, including prevailing economic, financial and industry conditions.
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
Risks Related to the Supreme Acquisition
We may continue to experience difficulties with our integration of Supreme.
We have experienced, and may continue to experience, greater than anticipated difficulties in our integration of Supreme into our existing operations or we may not be able to achieve the anticipated benefits of the acquisition, including cost savings and other synergies. In addition, it is possible that the continued integration process could result in the loss of key employees, errors or delays in systems implementation, the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisition. We also expect that our ongoing integration of Supreme will place a significant burden on our management, employees, and internal resources, which could otherwise have been devoted to other business opportunities and improvements. These continued integration matters may have an adverse effect on us, our business, financial position and results of operations.
ITEM 1B—UNRESOLVED STAFF COMMENTS
None.

ITEM 2—PROPERTIES
We have manufacturing and retail operations located throughout the United States as well as facilities in Mexico and the United Kingdom. Properties owned by Wabash are subject to security interests held by our lenders. We believe the facilities we are now using are adequate and suitable for our current business operations and the currently foreseeable level of operations. The following table provides information regarding the locations of our major facilities. In addition, we have other facilities in the United States and one in the United Kingdom:

Location	Owned or Leased	Description of Activities at Location	Segment
Cadiz, Kentucky	Owned/Leased	Manufacturing	Commercial Trailer Products
Cleburne, Texas	Owned/Leased	Manufacturing	Final Mile Products
Fond du Lac, Wisconsin	Owned	Manufacturing	Diversified Products
Goshen, Indiana	Owned	Manufacturing	Final Mile Products
Griffin, Georgia	Owned	Manufacturing	Final Mile Products
Jonestown, Pennsylvania	Owned/Leased	Manufacturing	Final Mile Products
Lafayette, Indiana	Owned/Leased	Corporate Headquarters, Manufacturing, and Used Trailers	Commercial Trailer Products, Diversifed Products and Final Mile Products
Moreno Valley, California	Owned/Leased	Manufacturing	Final Mile Products
New Lisbon, Wisconsin	Owned	Manufacturing	Diversified Products
San Jose Iturbidé, Mexico	Owned	Manufacturing	Diversified Products
ITEM 3—LEGAL PROCEEDINGS
As of December 31, 2019, we were named as a defendant or were otherwise involved in numerous legal proceedings and governmental examinations, in connection with the conduct of our business activities, in various jurisdictions, both in the United States and internationally. On the basis of information currently available to us, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and Administrative Expenses in the Consolidated Statements of Operations.
Environmental Disputes
In August 2014, the Company received notice as a potentially responsible party (“PRP”) by the South Carolina Department of Health and Environmental Control (the “DHEC”) pertaining to the Philip Services Site located in Rock Hill, South Carolina pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and corresponding South Carolina statutes. PRPs include parties identified through manifest records as having contributed to deliveries of hazardous substances to the Philip Services Site between 1979 and 1999. The DHEC’s allegation that the Company was a PRP arises out of four manifest entries in 1989 under the name of a company unaffiliated with Wabash National (or any of its former or current subsidiaries) that purport to be delivering a de minimis amount of hazardous waste to the Philip Services Site “c/o Wabash National Corporation.” As such, the Philip Services Site PRP Group (the “PRP Group”) notified Wabash in August 2014 that it was offering the Company the opportunity to resolve any liabilities associated with the Philip Services Site by entering into a Cash Out and Reopener Settlement Agreement (the “Settlement Agreement”) with the PRP Group, as well as a Consent Decree with the DHEC. The Company has accepted the offer from the PRP Group to enter into the Settlement Agreement and Consent Decree, while reserving its rights to contest its liability for any deliveries of hazardous materials to the Philips Services Site. The requested settlement payment is immaterial to the Company’s financial conditions or operations, and as a result, if the Settlement Agreement and Consent Decree are finalized, the payment to be made by the Company thereunder is not expected to have a material adverse effect on the Company’s financial condition or results of operations.
On November 13, 2019, the Company received a notice as a PRP by the Indiana Department of Environmental Management related to substances found at a property located at 817 South Earl Avenue, Lafayette, Indiana (“the Site”). The Site is not owned by the Company but is in close proximity to certain of our owned properties. The notice alleges that the Company is a PRP in addition to several other PRPs for hazardous substances contaminating the site under both Indiana state law and the

CERCLA. Review of publicly available records reveal that the Site is owned by Raisor Development Group, LLC and currently operates as “Premier Auto Detailing & Wash”. As of December 31, 2019, based on the information available the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.
ITEM 4—MINE SAFETY DISCLOSURES
Not Applicable.
PART II
ITEM 5—MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Information Regarding our Common Stock
Our common stock is traded on the New York Stock Exchange under the ticker symbol “WNC.” The number of record holders of our common stock at February 14, 2020 was 596.
In December 2016, our Board of Directors approved the reinstatement of a dividend program under which we pay regular quarterly cash dividends to holders of our common stock. Prior to 2017, no dividends had been paid since the third quarter of 2008. Payments of cash dividends depends on our future earnings, capital availability, financial condition, and the discretion of our Board of Directors.
Our Certificate of Incorporation, as amended and approved by our stockholders, authorizes 225 million shares of capital stock, consisting of 200 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share.

Performance Graph
The following graph shows a comparison of cumulative total returns for an investment in our common stock, the S&P 500 Composite Index and the Dow Jones Transportation Index. It covers the period commencing December 31, 2014 and ending December 31, 2019. The graph assumes that the value for the investment in our common stock and in each index was $100 on December 31, 2014.
Comparative of Cumulative Total Return
December 31, 2014 through December 31, 2019
among Wabash National Corporation, the S&P 500 Index
and the Dow Jones Transportation Index

	Base Period December 31,	Indexed Returns Years ended December 31,
Company/Index	2014	2015	2016	2017	2018	2019
Wabash National Corporation	$100.00	$95.71	$127.99	$177.51	$108.80	$125.59
S&P 500 Index	$100.00	$99.27	$108.74	$129.86	$121.76	$156.92
Dow Jones Transportation Index	$100.00	$82.15	$98.95	$116.11	$100.33	$119.27
Purchases of Our Equity Securities
In November 2018, the Company announced that the Board of Directors approved the repurchase of an additional $100 million in shares of common stock over a three year period. This authorization was an increase to the previous $100 million repurchase programs approved in February 2017 and February 2016. The repurchase program is set to expire on February 28, 2022. During the fourth quarter of 2019, there were 707,461 shares repurchased pursuant to our Repurchase Program. Additionally, for the quarter ended December 31, 2019, there were 9,396 shares surrendered or withheld to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards. As of December 31, 2019, $69.1 million remained available under the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
October 2019	75,090	$13.40	68,547	$79.1
November 2019	126,476	$15.72	126,476	$77.1
December 2019	515,291	$15.64	512,438	$69.1
Total	716,857	$15.42	707,461	$69.1

ITEM 6—SELECTED FINANCIAL DATA
The following selected consolidated financial data with respect to Wabash National for each of the five years in the period ending December 31, 2019, have been derived from our consolidated financial statements. The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$2,319,136	$2,267,278	$1,767,161	$1,845,444	$2,027,489
Cost of sales	2,012,754	1,983,627	1,506,286	1,519,910	1,724,046
Gross profit	306,382	283,651	260,875	325,534	303,443
Selling, general and administrative expenses	143,125	128,160	103,413	101,399	100,728
Amortization of intangibles	20,471	19,468	17,041	19,940	21,259
Acquisition expenses	—	68	9,605	—	—
Impairment	—	24,968	—	1,663	1,087
Income from operations	142,786	110,987	130,816	202,532	180,369
Interest expense	(27,340)	(28,759)	(16,400)	(15,663)	(19,548)
Other, net	2,285	13,776	8,122	(1,452)	2,490
Income before income taxes	117,731	96,004	122,538	185,417	163,311
Income tax expense	28,156	26,583	11,116	65,984	59,022
Net income	$89,575	$69,421	$111,422	$119,433	$104,289

Dividends declared per share	$0.320	$0.305	$0.255	$0.060	$—
Basic net income per common share	$1.64	$1.22	$1.88	$1.87	$1.55
Diluted net income per common share	$1.62	$1.19	$1.78	$1.82	$1.50

Balance Sheet Data:
Working capital	$282,011	$277,743	$292,723	$314,791	$318,430
Total assets	$1,304,591	$1,304,393	$1,351,513	$898,733	$950,126
Total debt and finance leases	$456,091	$505,911	$551,413	$237,836	$315,633
Stockholders’ equity	$520,988	$473,849	$506,063	$472,391	$439,811
ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the two years in the period ended December 31, 2019, and our capital resources and liquidity as of December 31, 2019. Our discussion begins with our assessment of the condition of the North American trailer industry along with a summary of the actions we have taken to strengthen the Company. We then analyze the results of our operations for the last two years, including the trends in the overall business and our operating segments, followed by a discussion of our cash flows and liquidity, capital markets events and transactions, our debt obligations, and our contractual commitments. We also provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements that we adopted during the year, if any, as well as those not yet adopted that may have an impact on our financial accounting practices.
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
For discussion of results of operations for the year ended December 31, 2017, see Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2018 Annual Report on Form 10-K, filed with the SEC on February 28, 2019.
Executive Summary
2019 was another strong year for the trailer industry. According to ACT estimates, total new trailer industry production in the United States was 333,400 units in 2019, which represents a 3.2% increase from production volumes in 2018. This represents the ninth consecutive year that total trailer demand exceeded normal replacement demand levels, currently estimated to be approximately 220,000 trailers per year.
The Company’s operating performance highlights the success of our growth and diversification initiatives driven by our long-term strategic plan to continue to transform the Company into an innovation leader of engineered solutions for the transportation, logistics, and distribution industries, while maintaining our focus and expertise in lean and six sigma optimization initiatives to support a higher growth and margin profile.
Operating income in 2019 totaled $142.8 million and operating income margin was 6.2%. The addition of Supreme in September 2017 was a key accomplishment as it has not only added revenue and profit opportunity, but has also provided, and will continue to provide, significant diversification into a high-growth segment driven by the ever-increasing adoption of e-commerce.
In addition to our commitment to sustain profitable growth within each of our existing reporting segments, our long-term strategic initiatives include a focus on diversification efforts, both organic and strategic, to continue to transform Wabash into lean, innovation leader of engineered solutions with a higher growth and margin profile and successfully deliver a greater value to our shareholders. Our ability to generate solid margins and cash flows and a healthy balance sheet should position the Company with ample resources to (1) fund our internal capital needs to support both organic growth and productivity improvements, (2) continue the planned reduction of our debt obligations, (3) return capital to shareholders and (4) selectively pursue strategic acquisitions. As evidenced by our purchase of Supreme in September 2017, we continue our internal effort to strategically identify potential acquisition targets that we believe can create shareholder value and accelerate our growth and diversification efforts, while leveraging our strong competencies in manufacturing execution, sourcing and innovative engineering leadership to assure strong value creation. Organically, our focus is on profitably growing and diversifying our operations through leveraging our existing assets, capabilities and technology into higher margin products and markets and thereby providing value-added customer solutions.
Throughout 2019 we demonstrated our commitment to be responsible stewards of the business by maintaining a balanced approach to capital allocation. Our operational performance, healthy backlog and industry outlook, and financial position provided us the opportunity to take specific actions as part of the ongoing commitment to prudently manage the overall financial risks of the Company, returning capital to our shareholders and deleveraging our balance sheet. These actions included completing $30.9 million in share repurchases as authorized by our Board of Directors, voluntarily making prepayments on our Term Loan Credit Agreement totaling $50.0 million, and paying dividends to our shareholders of $17.8 million. Collectively, these actions demonstrate our confidence in the financial outlook of the Company and our ability to generate cash flow, both near and long term, and reinforces our overall commitment to deliver shareholder value while maintaining the flexibility to continue to execute our strategic plan for profitable growth and diversification.
The outlook for the overall trailer market for 2020 indicates a softer demand environment compared to the last several years. However, the most recent estimates from industry forecasters, ACT and FTR, indicate demand levels expected to be in excess of the estimated replacement demand in every year through 2024. More specifically, ACT is currently estimating 2020 demand will be approximately 239,000 trailers, a decrease of 28.3% as compared to 2019, with 2021 through 2024 industry demand levels ranging between 241,900 and 283,600 trailers. In addition, FTR anticipates trailer production for 2020 at approximately 270,000 trailers, a decrease of 17.9% as compared to 2019 levels. In addition, industry forecasters indicate that further reductions in demand are unlikely and that production has shifted to a more sustainable rate from the high levels the last couple years.
In addition to the softening industry demand, there are downside risks relating to issues with both the domestic and global economies, including the housing, energy and construction-related markets in the U.S. Other potential risks as we proceed into 2020 primarily relate to our ability to effectively manage our manufacturing operations as well as the cost and supply of raw materials, commodities and components. Significant increases in the cost of certain commodities, raw materials or components have had, and may continue to have, an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk that changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions, aluminum extrusions, chassis and specialty steel coil. At the current and expected demand levels, there may be shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products. Despite these risks, we believe we are well positioned to capitalize on the expected strong overall demand levels while maintaining or growing margins through improvements in product pricing as well as productivity and other operational excellence initiatives.
Operating Performance
We measure our operating performance in five key areas – Safety/Morale, Quality, Delivery, Cost Reduction, and Environment. We maintain a continuous improvement mindset in each of these key performance areas. Our mantra of being better today than yesterday and better tomorrow than we are today is simple, straightforward, and easily understood by all our employees.
Safety/Morale. The safety of our employees is our number one value and highest priority. We continually focus on reducing the severity and frequency of workplace injuries to create a safe environment for our employees and minimize workers compensation costs. We believe that our improved environmental, health and safety management translates into higher labor productivity and lower costs as a result of less time away from work and improved system management. In eleven of the last thirteen years at least one of our manufacturing sites has been recognized for safety, including recent awards from the Truck Trailer Manufacturer Association’s Plant Safety Awards granted to our New Lisbon, Wisconsin and San José Iturbide, Mexico facilities. In 2017, our Cadiz, Kentucky facility received the Governor’s Award for Safety and Health. Our focus on safety also extends beyond our facilities. We are a founding member of the Cargo Tank Risk Management Committee, a group dedicated to reducing the hazards faced by workers on and around cargo tanks.
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

▪
External performance.  We actively track our warranty claims and costs to identify and drive improvement opportunities in quality and reliability. Early life cycle warranty claims for our van trailers are trended for performance monitoring. Using a unit-based warranty reporting process to track performance and document failure rates, early life cycle warranty units per 100 trailers shipped averaged approximately 2.4, 2.5, and 3.3 units in 2019, 2018 and 2017, respectively. Continued low claim rates have been driven by our successful execution of continuous improvement programs centered on process variation reduction, and responding to the input from our customers. We expect that these activities will continue to drive down our total warranty cost profile.

Delivery/Productivity. We measure productivity on many fronts. Some key indicators include production line cycle-time, labor-hours per trailer or truck body and inventory levels. Improvements over the last several years in these areas have translated into significant improvements in our ability to better manage inventory flow and control costs.

▪
During the past several years, we have focused on productivity enhancements within manufacturing assembly and sub-assembly areas through developing the capability for mixed model production. These efforts have resulted in throughput improvements in our Lafayette, Indiana, Goshen, Indiana, and Cadiz, Kentucky facilities.

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
Environment. We strive to manufacture products that are both socially responsible and environmentally sustainable.  We demonstrate our commitment to sustainability by maintaining ISO 14001 registration of our Environmental Management System at our Lafayette, Indiana; Cadiz, Kentucky; San José Iturbide, Mexico; Frankfort, Indiana; Portland, Oregon; and Harrison, Arkansas locations. In 2005, our Lafayette, Indiana facility was one of the first trailer manufacturing operations in the world to be ISO 14001 registered. Being ISO 14001 registered requires us to demonstrate quantifiable and third-party verified environmental improvements. At our facilities, we have pursued a wide-range of environmental initiatives including employee-based recycling programs that reduce waste being sent to the landfill, energy improvement projects to reduce carbon emissions, restored a natural wildlife habitat to enhance the environment and protect native animals. Our Portland, Oregon facility is using renewable energy and also received the City of Portland’s Sustainability at Work certification in 2017. Our San José Iturbide, Mexico facility was recognized with Clean Industry certification from Mexico’s Federal Agency of Environmental Protection for adhering to environmental care in its manufacturing processes.
Industry Trends
Trucking in the U.S., according to the American Trucking Association (“ATA”), was estimated to be a $796.7 billion industry in 2018, representing approximately 80% of the total U.S. transportation industry revenue. This represents an increase of 13.8% from ATA’s 2017 estimate. Furthermore, ATA estimates that approximately 71% of all freight tonnage in 2018 was carried by trucks. Trailer demand is a direct function of the amount of freight to be transported. To monitor the state of the industry, we evaluate a number of indicators related to trailer manufacturing and the transportation industry. Recent trends we have observed include the following:
Transportation / Trailer Cycle. The trailer industry generally follows the transportation industry cycles. After three consecutive years with total trailer demand well below normal replacement demand levels estimated to be approximately 220,000 trailers, the five year period ending December 2015 demonstrated consecutive years of significant improvement in which the total U.S. trailer market increased year-over-year. In 2016, trailer shipments decreased but rebounded in 2017 and 2018, with 2018 representing an all-time industry record. This all-time industry record set in 2018 was surpassed in 2019 with trailer shipments totaling approximately 328,000.

	2011	2012	2013	2014	2015	2016	2017	2018	2019
New Trailer Shipments	204,000	232,000	234,000	269,000	308,000	286,000	290,000	323,000	328,000
Year-Over-Year Change (%)	64%	14%	1%	15%	14%	(7%)	1%	11%	2%
As we enter the eleventh year of economic growth, ACT is estimating softened, more historically consistent production levels within the trailer industry in 2020 at approximately 239,000 and forecasting annual new trailer production levels for the four year period ending 2024 of approximately 241,900, 267,500, 275,300, and 283,600, respectively. Our view is generally consistent with ACT that trailer demand will soften in 2020 to more historically normalized levels and then begin growth in the years thereafter, and remain above replacement demand for 2020.
New Trailer Orders. According to ACT, total orders in 2019 were approximately 205,000 trailers, a 51% decrease from 421,000 trailers ordered in 2018. Total orders for the dry van segment, the largest within the trailer industry, were approximately 115,000, a decrease of 56% from 2018. These decreases are generally consistent with our expectations due to the high levels of orders and production the last couple of years.
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

▪
In December 2017, the California Air Resource Board (“CARB”) unveiled its own proposal for new greenhouse gas standards for medium- and heavy-duty trucks and trailers that operate in California. The CARB rules are similar to the EPA’s current GHG2 standards for vehicles, but CARB made additions to counter pending EPA challenges to repeal rules pertaining to trailers. On September 27, 2018, CARB approved for adoption the California Phase 2 GHG regulation. That regulation largely aligns California’s GHG emission standards and test procedures with the federal Phase 2 GHG emission standards and test procedures and provides nationwide consistency for engine and vehicle manufacturers, which will require trailers be equipped with the fuel savings technologies outlined in the EPA GHG2 rules. We believed the likely start date was 2020. However, considering the uncertainty presented by the EPA GHG2 circumstances, including the stay of the federal standards, CARB has suspended its enforcement of the California GHG trailer standards for a period of at least two years (calendar years 2020 and 2021). We will continue to monitor the CARB rulemaking.

Other Developments. Other developments and potential impacts on the industry include:

▪
While we believe the need for trailer equipment will be positively impacted by the legislative and regulatory changes addressed above, these demand drivers could be offset by factors that contribute to the increased concentration and density of loads.

▪
Trucking company profitability, which can be influenced by factors such as fuel prices, freight tonnage volumes, and government regulations, is highly correlated with the overall economy of the U.S.; carrier profitability significantly impacts demand for, and the financial ability to purchase new trailers.

▪
Fleet equipment utilization has been rising due to increasing freight volumes, new government regulations and shortages of qualified truck drivers. As a result, trucking companies are under increased pressure to look for alternative ways to move freight, leading to more intermodal freight movement. We believe that railroads are at or near capacity, which will limit their ability to respond to freight demand pressures. Therefore, we expect that the majority of freight in our industry will continue to be moved by truck and, according to ATA, while trucking’s share of total freight tonnage will decrease slightly in 2030 from the current year, freight tonnage carried by trucks is expected to increase to 14.2 billion tons in 2030 from the current 11.7 billion tons.

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Cost of sales	86.8%	87.5%	85.2%
Gross profit	13.2%	12.5%	14.8%

General and administrative expenses	4.7%	4.2%	4.4%
Selling expenses	1.5%	1.5%	1.5%
Amortization of intangibles	0.9%	0.8%	1.0%
Other operating expenses	—%	1.1%	0.5%
Income from operations	6.2%	4.9%	7.4%

Interest expense	(1.2)%	(1.3)%	(1.0)%
Other, net	0.1%	0.6%	0.5%
Income before income taxes	5.1%	4.2%	6.9%

Income tax expense	1.2%	1.1%	0.6%
Net income	3.9%	3.1%	6.3%

2019 Compared to 2018
Net Sales
Net sales in 2019 increased $51.9 million, or 2.3%, compared to 2018. By business segment, net sales prior to intersegment eliminations and related trailer units sold were as follows (dollars in thousands):

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Commercial Trailer Products	$1,521,541	$1,536,939	$(15,398)	(1.0%)
Diversified Products	384,516	393,971	(9,455)	(2.4%)
Final Mile Products	441,910	358,249	83,661	23.4%
Eliminations	(28,831)	(21,881)
Total	$2,319,136	$2,267,278	$51,858	2.3%

New Trailers	(units)
Commercial Trailer Products	54,650	59,500	(4,850)	(8.2%)
Diversified Products	2,850	2,650	200	7.5%
Total	57,500	62,150	(4,650)	(7.5%)

Used Trailers	(units)
Commercial Trailer Products	75	950	(875)	(92.1%)
Diversified Products	75	150	(75)	(50.0%)
Total	150	1,100	(950)	(86.4%)
Commercial Trailer Products segment sales, prior to the elimination of intersegment sales, were $1.5 billion in 2019, a decrease of $15.4 million, or 1.0%, compared to 2018. The decrease in sales was primarily due to an 8.2% decrease in new trailer shipments as 54,650 trailers were shipped in 2019 compared to 59,500 trailer shipments in 2018. Pricing efforts undertaken in response to increases in commodity and labor costs experienced in 2018 partially offset the decrease in volume of new trailer sales. Used trailer sales decreased $9.2 million, or 95.5%, compared to 2018 primarily due to an 875 unit decrease in used trailer sales. Parts and service sales in 2019 increased $5.4 million, or 15.3%, compared to 2018, which is attributable to a stronger focus on servicing this market.
Diversified Products segment sales, prior to the elimination of intersegment sales, were $384.5 million in 2019, a decrease of $9.5 million, or 2.4%, compared to 2018. New trailer sales increased $33.3 million, or 20.2%, due to a 7.5% increase in new trailer shipments, as approximately 2,850 trailers were shipped in 2019 compared to 2,650 trailers shipped in 2018 on higher demand for tank trailers. Also contributing to the sales increase of new trailer sales were the pricing efforts undertaken in response to increases in commodity and labor costs experienced in 2018. Equipment and other sales decreased $32.2 million, or 31.1%, primarily due to a $30.5 million decrease as a result of the divestiture of the AVTE business in January 2019. Sales of our components, parts and service product offerings in 2019 decreased $9.1 million, or 7.4%, compared to 2018, primarily due to $2.1 million of lower sales as a result of the sale of the AVTE business and lower demand for our decking systems and other trailer parts and accessories.
Final Mile Products segment sales, prior to the eliminations of intersegment sales, were $441.9 million in 2019 compared to $358.2 million in 2018, a 23.4% increase. Truck body unit shipments increased 15.3%, which combined with pricing efforts undertaken in response to increases in commodity and labor costs experienced in 2018 drove a $77.3 million increase in new truck body sales compared to 2018. The increase in truck body unit shipments is attributable to improved chassis availability compared to prior year, our efforts to increase the visibility of chassis supply resulting in improved production scheduling and less production disruptions compared to prior year, and overall demand for our products within the final mile market. The remaining increase in sales is attributable to increased sales of parts and services as a result of an increased focus of servicing this market, which included opening a new facility in 2019.

Cost of Sales
Cost of sales was $2.0 billion in 2019, an increase of $29.1 million, or 1.5%, compared to 2018. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.
Commercial Trailer Products segment cost of sales was $1.3 billion in 2019, a decrease of $24.2 million, or 1.8%, compared to 2018. The decrease was primarily driven by a $27.8 million decrease in materials costs driven by lower new trailer sales volumes, partially offset by an increase in the price of materials due to cost inflation as compared to 2018. Other manufacturing costs increased $3.6 million as compared to 2018, including direct and indirect labor, outbound freight and overhead expenses.
Diversified Products segment cost of sales, prior to the elimination of intersegment sales, was $309.9 million in 2019, a decrease of $15.6 million, or 4.8%, compared to 2018. This decrease was the result of the divestiture of the AVTE business which resulted in a $32.8 million decrease in cost of sales which was partially offset by a $17.2 million increase in material costs and other manufacturing costs in 2019 compared to 2018, which is in line with the increase in new trailer shipments.
Final Mile Products segment cost of sales was $384.1 million in 2019 compared to $309.5 million in 2018, an increase of $74.6 million or 24.1%. The increase was driven by a $48.7 million increase in materials costs and a $25.9 million increase in other manufacturing costs related to increased sales volumes and product mix.
Gross Profit
Gross profit was $306.4 million in 2019, an increase of $22.7 million, or 8.0% from 2018. Gross profit as a percentage of sales, or gross margin, was 13.2% in 2019 as compared to 12.5% in 2018. Gross profit by segment was as follows (in thousands):

	Year Ended December 31,		Change
	2019	2018	$	%
Gross Profit by Segment
Commercial Trailer Products	$177,190	$168,343	$8,847	5.3%
Diversified Products	74,588	68,428	6,160	9.0%
Final Mile Products	57,815	48,771	9,044	18.5%
Corporate and Eliminations	(3,211)	(1,891)	(1,320)
Total	$306,382	$283,651	$22,731	8.0%
Commercial Trailer Products segment gross profit was $177.2 million in 2019 compared to $168.3 million in 2018, an increase of $8.8 million. Gross profit, as a percentage of net sales prior to the elimination of intersegment sales, was 11.6% in 2019 as compared to 11.0% in 2018, an increase of 60 basis points. The increases in gross profit and gross profit margin as compared to 2018 were attributable to our pricing efforts to mitigate the impact of higher material and operating costs.
Diversified Products segment gross profit was $74.6 million in 2019 compared to $68.4 million in 2018. Gross profit, as a percentage of net sales prior to the elimination of intersegment sales, was 19.4% in 2019 compared to 17.4% in 2018, an increase of 200 basis points. The increase in gross margin is primarily due to the divestiture of the AVTE business which had a gross margin of (0.5)% in 2018. The remaining gross margin improvement and the increase in gross profit is attributable to operational efficiencies and higher sales volumes.
Final Mile Products segment gross profit was $57.8 million in 2019 compared to $48.8 million in the fourth quarter of 2018. Gross profit, as a percentage of sales, was 13.1% in 2019, compared to 13.6% in 2018. The increase in gross profit compared to 2018 was primarily driven by higher sales volumes and our pricing efforts. The 50 basis point decrease in gross margin is primarily due to increased material costs as a result of a higher take rate on lower margin options.
General and Administrative Expenses
General and administrative expenses were $108.3 million in 2019, an increase of $13.2 million, or 13.8%, compared to 2018. The increase was largely due to an approximate $8.0 million increase in employee-related costs, including benefits and incentive programs, and increases in various other administrative expenses. These increases were partially offset by lower general and administrative expenses as a result of the sale of the AVTE business in January 2019. General and administrative expenses, as a percentage of net sales, were 4.7% in 2019 compared to 4.2% in 2018.
Selling Expenses
Selling expenses were $34.9 million in 2019, an increase of $1.8 million, or 5.5%, compared to 2018. The increase was due to a $2.2 million increase in employee-related costs, including benefits and incentive programs, and a $1.6 million increase in advertising and promotion efforts. These increases were partially offset by lower selling expenses as a result of the sale of the AVTE business in January 2019. As a percentage of net sales, selling expenses were 1.5% in both 2019 and 2018.
Amortization of Intangibles
Amortization of intangibles was $20.5 million in 2019 compared to $19.5 million in 2018. Amortization of intangibles for both periods primarily includes amortization expense recognized for intangible assets recorded from the acquisition of Walker in May 2012, certain assets acquired from Beall in February 2013, and Supreme in September 2017.
Impairment
There was no impairment expense in 2019, however, during 2018 impairment expense totaled $25.0 million, which was attributable to the AVTE business within the Diversified Products reportable segment. In the third quarter of 2018, the Company identified indicators of impairment and performed an impairment analysis of the goodwill, intangible assets and long-lived assets, resulting in a $12.0 million impairment charge. In the fourth quarter of 2018, with the financial framework of an agreement to sell the Aviation and Truck Equipment business largely agreed to with the buyers, the Company evaluated the remaining assets for impairment based on the economics of the, then proposed, transaction. As a result of the Company’s impairment analysis, an impairment of $13.0 million was recorded to fully impair all current assets of the business.
Other Income (Expense)
Interest expense in 2019 totaled $27.3 million compared to $28.8 million in 2018. Interest expense in the current year is primarily related to interest and non-cash accretion charges on our Term Loan Credit Agreement and Senior Notes. The decrease from 2018 was due to our voluntary prepayments totaling approximately $50.0 million against our Term Loan Credit Agreement during 2019 and the retirement of the Convertible Notes completed in 2018.
Other, net for 2019 represented income of $2.3 million as compared to income of $13.8 million for 2018. Income for the current year is primarily related to interest income and the sale of a building asset that resulted in an immaterial gain. Income for the prior year was primarily related to the gains recognized on the sale of former branch locations throughout 2018.
Income Taxes
We recognized income tax expense of $28.2 million in 2019 compared to $26.6 million in 2018. The effective tax rate for 2019 was 23.9%, which differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state and local taxes and tax credits related to research and development expenses. Cash paid for income taxes in 2019 and 2018 were $20.4 million and $24.2 million, respectively.
Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of December 31, 2019, our debt to equity ratio was approximately 0.9:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of maintaining strong liquidity, deleveraging our balance sheet, investing in the business, both organically and strategically, and returning capital to our shareholders. Throughout 2019, and in keeping to this balanced approach, we repurchased $30.9 million of common stock under the share repurchase program approved by our Board of Directors, paid dividends of $17.8 million, and made voluntary prepayments totaling approximately $50.0 million against our Term Loan Credit Agreement. For 2020, we expect to continue our commitment to fund our working capital requirements and capital expenditures while also deleveraging our balance sheet through cash flows from operations as well as available borrowings under our existing Revolving Credit Agreement and returning capital to our shareholders.
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
Senior Notes
On September 26, 2017, we issued Senior Notes due 2025 (the “Senior Notes”) in an offering pursuant to Rule 144A or Regulation S under the Securities Act of 1933, as amended, with an aggregate principal amount of $325 million. The Senior Notes bear interest at the rate of 5.50% per annum from the date of issuance, and pay interest semi-annually in cash on April 1 and October 1 of each year. We used the net proceeds of $318.9 million from the sale of the Senior Notes to finance a portion of the acquisition of Supreme and to pay related fees and expenses.
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
The indenture for the Senior Notes contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of December 31, 2019, we were in compliance with all covenants.
Contractual coupon interest expense and accretion of discount and fees for the Senior Notes for the years ended December 31, 2019, 2018 and 2017 was $18.5 million and $18.5 million and $4.8 million, respectively, and is included in Interest expense on our Consolidated Statements of Operations.
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
As of December 31, 2019 and 2018, we had no outstanding borrowings under the Revolving Credit Agreement and were in compliance with all covenants. Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Agreement, amounted to $308.1 million as of December 31, 2019. In connection with the execution of the Revolving Credit Agreement, we recognized a loss on debt extinguishment of $0.1 million during 2018, which is included in Other, net on the Company’s Consolidated Statements of Operations.
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
The Tranche B-4 Loans bear interest at a rate, at the Company’s election, equal to (i) LIBOR (subject to a floor of 0%) plus a margin of 225 basis points or (ii) a base rate (subject to a floor of 0%) plus a margin of 125 basis points. We are not subject to any financial covenants under the Term Loan Facility.
The Term Loan Credit Agreement is guaranteed by certain of our subsidiaries, and is secured by (i) first-priority liens on and security interests in the Term Priority Collateral, and (ii) second-priority security interests in the Revolver Priority Collateral.
The Term Loan Credit Agreement contains customary covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets. Subject to the terms of the Intercreditor Agreement, if the covenants under the Term Loan Credit Agreement are breached, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral. Other customary events of default in the Term Loan Credit Agreement include, without limitation, failure to pay obligations when due, initiation of insolvency proceedings, defaults on certain other indebtedness, and the incurrence of certain judgments that are not stayed, satisfied, bonded or discharged within 60 days. As of December 31, 2019, we were in compliance with all covenants.
For the years ended December 31, 2019, 2018 and 2017, under the Term Loan Credit Agreement the Company paid interest of $7.8 million, $8.0 million and $7.4 million, respectively, and paid principal of $50.5 million, $1.9 million, and $1.9 million, respectively. During 2019, the Company recognized losses on debt extinguishment totaling approximately $0.2 million in connection with the prepayment of principal. In connection with Amendment No. 3 and Amendment No. 5, the Company recognized a loss on debt extinguishment of approximately $0.7 million during 2017. The losses on debt extinguishment are included in Other, net on the Company’s Consolidated Statements of Operations. As of December 31, 2019 and December 31, 2018, the Company had $135.2 million and $185.7 million, respectively, outstanding under the Term Loan Credit Agreement, of which none and $1.9 million, respectively, was classified as current on the Company’s Consolidated Balance Sheets.
For the years ended December 31, 2019, 2018, and 2017, the Company incurred charges of $0.2 million in each period for amortization of fees and original issuance discount which is included in Interest expense in the Consolidated Statements of Operations.
Cash Flow
2019 compared to 2018
Cash provided by operating activities for 2019 totaled $146.3 million, compared to $112.5 million in 2018. The cash provided by operations during the current year was the result of net income adjusted for various non-cash activities, including depreciation, amortization, net gain on the sale of assets, deferred taxes, loss on debt extinguishment, stock-based compensation, and accretion of debt discount of $145.5 million, and a $0.8 million decrease in our working capital. Changes in key working capital accounts for 2019 and 2018 are summarized below (in thousands):

	2019	2018	Change
Source (use) of cash:
Accounts receivable	$8,327	$(39,539)	$47,866
Inventories	(2,510)	(18,713)	16,203
Accounts payable and accrued liabilities	(817)	32,653	(33,470)
Net source (use) of cash	$5,000	$(25,599)	$30,599
Accounts receivable decreased by $8.3 million in 2019 compared to an increase of $39.5 million for 2018. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was approximately 27 days as of both December 31, 2019 and 2018. The decrease in accounts receivable for 2019 was primarily due to strong customer collections during the current year. Increases in inventory in 2019 and 2018 resulted in a use of cash of $2.5 million and $18.7 million, respectively. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year was approximately 8 times in 2019 compared to 10 times in 2018. The increase in inventory for 2019 resulted from higher finished goods and work in progress inventories partially offset by a decrease in raw materials inventory due to softer demand as of December 31, 2019 compared to December 31, 2018. Accounts payable and accrued liabilities decreased by $0.8 million in 2019 compared to an increase of $32.7 million for 2018. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 24 days in 2019 and 31 days in 2018. The decrease in 2019 was primarily due to lower raw materials inventory and the overall timing of payments compared to 2018, partially offset by an increase in accrued liabilities attributed to employee-related costs, including benefits and incentive programs.
Investing activities used $36.9 million during 2019 compared to $13.2 million used in 2018. Investing activities for 2019 included capital expenditures $37.6 million to support growth and improvement initiatives at our facilities partially offset by proceeds from the sale of assets totaling $0.8 million due to the sale of a building asset that resulted in an immaterial gain. Cash used in investing activities in 2018 was primarily related to capital expenditures to support growth and improvement initiatives at our facilities totaling $34.0 million, partially offset by proceeds from the sale of certain branch location assets totaling $17.8 million.
Financing activities used $101.6 million during 2019, primarily related to principal payments on our Term Loan Credit Agreement of $50.5 million, common stock repurchases of $33.7 million, and cash dividends paid to our shareholders of $17.8 million. Financing activities used $158.1 million during 2018, primarily related to the repurchase of Convertible Notes totaling $80.2 million, repurchases of common stock through our share repurchase program totaling $58.4 million, and cash dividends paid to our shareholders and holders of our Convertible Notes of $17.8 million.
As of December 31, 2019, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $308.1 million, representing a decrease of $8.6 million from December 31, 2018. Total debt and finance lease obligations amounted to $456.1 million as of December 31, 2019. Based on the financial position of the Company at December 31, 2019, the expected demand environment within the trailer industry, and the current and anticipated operational performance of all three of our reportable segments, we believe our cash on hand, available borrowing capacity, and future cash flows from operating activities will enable us to fund our planned operation levels, working capital requirements, capital expenditures, and debt service requirements in 2020.
Contractual Obligations and Commercial Commitments
A summary of our contractual obligations and commercial commitments, both on and off balance sheet, as of December 31, 2019 are as follows (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Debt:
Revolving Facility (due 2023)	$—	$—	$—	$—	$—	$—	$—
Term Loan Credit Facility (due 2022)	—	—	135,228	—	—	—	135,228
Senior Notes (due 2025)	—	—	—	—	—	325,000	325,000
Finance Leases (including principal and interest)	361	361	30	—	—	—	752
Total debt	361	361	135,258	—	—	325,000	460,980
Other:
Operating Leases	4,986	4,477	2,551	1,855	851	1,242	15,962
Total other	4,986	4,477	2,551	1,855	851	1,242	15,962
Other commercial commitments:
Letters of Credit	7,432	—	—	—	—	—	7,432
Raw Material Purchase Commitments	83,922	—	—	—	—	—	83,922
Chassis Agreements and Programs	13,473	—	—	—	—	—	13,473
Total other commercial commitments	104,827	—	—	—	—	—	104,827
Total obligations	$110,174	$4,838	$137,809	$1,855	$851	$326,242	$581,769
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
We have standby letters of credit totaling $7.4 million issued in connection with workers compensation claims and surety bonds.
We have $83.9 million in purchase commitments through December 2020 for various raw material commodities, including aluminum, steel, polyethylene and nickel as well as other raw material components which are within normal production requirements.
We, through our subsidiary Supreme, obtain most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of December 31, 2019 the Company’s outstanding chassis converter pool with the manufacturer totaled $10.2 million and has included this financing agreement on the Company’s Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs through its Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $3.3 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.
The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $2.1 million at December 31, 2019. Payment of these obligations would result from settlements with taxing authorities. Due to the difficulty in determining the timing of settlements, these obligations are not included in the table above. We do not expect to make a tax payment related to these obligations within the next year that would significantly impact liquidity.
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
Goodwill.  We assess goodwill for impairment at the reporting unit level on an annual basis as of October 1, after the annual planning process is complete. More frequent evaluations may be required if we experience changes in our business climate or as a result of other triggering events that may take place. If the carrying value exceeds fair value, the asset is considered impaired and is reduced to its fair value.
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
The process of evaluating goodwill for impairment is subjective and requires significant judgment at many points during the analysis. If we elect to perform an optional qualitative analysis, we consider many factors including, but not limited to, general economic conditions, industry and market conditions, financial performance and key business drivers, long-term operating plans, and potential changes to significant assumptions used in the most recent fair value analysis for the reporting unit. When performing a quantitative goodwill impairment test, we generally determine fair value using a combination of an income-based approach and a market-based approach. The fair value determination consists primarily of using significant unobservable inputs (Level 3) under the fair value measurement standards. We believe the most critical assumptions and estimates in determining the estimated fair value of our reporting units include, but are not limited to, the amounts and timing of expected future cash flows which is largely dependent on expected EBITDA margins, the discount rate applied to those cash flows, and terminal growth rates. The assumptions used in determining our expected future cash flows consider various factors such as historical operating trends and long-term operating strategies and initiatives. The discount rate used by each reporting unit is based on our assumption of a prudent investor’s required rate of return of assuming the risk of investing in a particular company. The terminal growth rate reflects the sustainable operating income a reporting unit could generate in a perpetual state as a function of revenue growth, inflation and future margin expectations. Future events and changing market conditions may, however, lead us to re-evaluate the assumptions we have used to test for goodwill impairment, including key assumptions used in our expected EBITDA margins and cash flows, as well as other key assumptions with respect to matters out of our control, such as discount rates and market multiple comparables.
Goodwill impairment test
As of December 31, 2019, goodwill allocated to our CTP, DPG, and FMP segments was approximately $2.6 million, $140.7 million, and $167.7 million, respectively. In connection with our annual goodwill impairment test, we performed a quantitative assessment for each reporting unit as of October 1, 2019, utilizing a combination of the income and market approaches, the results of which we weighted evenly. No impairment was indicated as the fair value of each reporting unit exceeded its respective carrying value.
In the fourth quarter of 2019, the FMP reporting unit did not perform in-line with internal expectations, driven by several operational inefficiencies, which we identified as an indicator of impairment. As a result, we performed an interim quantitative assessment as of December 31, 2019, utilizing a combination of the income and market approaches, which we weighted evenly. No impairment was indicated as the fair value of the reporting unit exceeded its carrying value. The results of the quantitative analysis performed indicated the fair value of the FMP reporting unit exceeded the carrying value by approximately 3%. Key assumptions used in the analysis were a discount rate of 16.0%, EBITDA margin, and a terminal growth rate of 3.0%. Since the acquisition of Supreme in 2017, which is when we added the FMP reporting unit, we have invested, and intend to continue to invest, in growth and productivity initiatives that will drive strong future profitability. While the financial benefits from these initiatives have not materialized as quickly as anticipated and thus have resulted in lower than projected post-acquisition EBITDA for the reporting unit, we continue to believe these projects will result in significant future earnings. Future events and changing market conditions may, however, lead us to re-evaluate the assumptions we have used to test for goodwill impairment, including key assumptions used in our expected EBITDA margins and cash flows, as well as other key assumptions with respect to matters out of our control, such as discount rates and market multiple comparables. Based on the results of the interim quantitative test, we performed sensitivity analysis around the key assumptions used in the analysis, the results of which were: (a) a 100 basis point decrease in the EBITDA margin used to determine expected future cash flows would have resulted in an impairment of approximately $19.5 million, (b) a 50 basis point increase in the discount rate would have resulted in an impairment of approximately $5.0 million, and (c) a 100 basis point decrease in the terminal growth rate would have resulted in an impairment of approximately $5.4 million.
Subsequent impairment indicators
Subsequent to December 31, 2019, the Company’s market capitalization has declined, which may be an indicator of impairment. We believe this decline in our market capitalization is primarily due to softer trailer production estimates from ACT and FTR for 2020 and 2021 compared to 2019. The Company will continue to assess the impact of its market capitalization and any other indicators of potential impairment. It is possible that if the Company’s market capitalization decline is more than temporary, or if other indicators of impairment are identified, an interim impairment analysis may be necessary, which could result in an impairment of goodwill.
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
Commodity Price Risks
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected. As of December 31, 2019, we had $83.9 million in raw material purchase commitments through December 2020 for materials that will be used in the production process, as compared to $147.5 million as of December 31, 2018. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. As of December 31, 2019, a hypothetical 100 basis-point change in commodity prices based on our raw material purchase commitments through December 2020 would result in a corresponding change in cost of goods sold over a one-year period of approximately $8.4 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in commodity prices and the potential managerial action taken in response to these changes.
Interest Rates
As of December 31, 2019, we had no floating rate debt outstanding under our Revolving Credit Facility and for 2019 we maintained no floating rate borrowings under our Revolving Credit Facility. In addition, as of December 31, 2019, we had outstanding borrowings under our Term Loan Credit Agreement, as amended, totaling $135.2 million that bear interest at a floating rate, subject to a minimum interest rate. Based on the average borrowings under our revolving facility and the outstanding indebtedness under our Term Loan Credit Agreement a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of approximately $1.4 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.
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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wabash National Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wabash National Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with US generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Goodwill
Description of the Matter
At December 31, 2019, the Company’s goodwill was $311.0 million. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at the reporting unit level at least annually or whenever events or changes in circumstances indicate its carrying value may not be recoverable.

Auditing management’s annual goodwill impairment test was complex and highly judgmental due to the significant estimation required to determine the fair values of the reporting units. In particular, the fair value estimates were sensitive to significant assumptions, such as changes in the discount rate, EBITDA margin, and terminal growth rates, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment testing process, including controls over management’s review of the significant data and assumptions described above.

To test the estimated fair values of the Company’s reporting units, we performed audit procedures that included, among others, assessing methodologies, testing the significant assumptions discussed above used to develop the prospective financial information and testing the underlying data used by the Company in its analysis. We compared the prospective financial information developed by management to the historical performance of each reporting unit as well as current industry and economic trends, and evaluated the expected impacts of the Company’s operating strategies and initiatives on the significant assumptions. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company. We involved our internal valuation specialists to assist in our evaluation of the methodologies used by the Company, the discount rate assumptions and the calculations of each reporting unit’s fair value.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2002.
Indianapolis, Indiana
February 25, 2020

WABASH NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$140,516	$132,690
Accounts receivable, net	172,737	181,064
Inventories	186,914	184,404
Prepaid expenses and other	41,222	51,261
Total current assets	541,389	549,419
Property, plant, and equipment, net	221,346	206,991
Goodwill	311,026	311,084
Intangible assets	189,898	210,328
Other assets	40,932	26,571
Total assets	$1,304,591	$1,304,393
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$1,880
Current portion of finance lease obligations	327	299
Accounts payable	134,821	153,113
Other accrued liabilities	124,230	116,384
Total current liabilities	259,378	271,676
Long-term debt	455,386	503,018
Finance lease obligations	378	714
Deferred income taxes	37,576	34,905
Other non-current liabilities	30,885	20,231
Total liabilities	783,603	830,544
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value: 200,000,000 shares authorized; 53,473,620 and 55,135,788 shares outstanding, respectively	750	744
Additional paid-in capital	638,917	629,039
Retained earnings	221,841	150,244
Accumulated other comprehensive loss	(3,978)	(3,343)
Treasury stock, at cost: 21,640,109 and 19,372,735 common shares, respectively	(336,542)	(302,835)
Total stockholders' equity	520,988	473,849
Total liabilities and stockholders' equity	$1,304,591	$1,304,393

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Net sales	$2,319,136	$2,267,278	$1,767,161
Cost of sales	2,012,754	1,983,627	1,506,286
Gross profit	306,382	283,651	260,875
General and administrative expenses	108,274	95,114	77,825
Selling expenses	34,851	33,046	25,588
Amortization of intangible assets	20,471	19,468	17,041
Acquisition expenses	—	68	9,605
Impairment	—	24,968	—
Income from operations	142,786	110,987	130,816
Other income (expense):
Interest expense	(27,340)	(28,759)	(16,400)
Other, net	2,285	13,776	8,122
Other expense, net	(25,055)	(14,983)	(8,278)
Income before income tax	117,731	96,004	122,538
Income tax expense	28,156	26,583	11,116
Net income	$89,575	$69,421	$111,422

Net income per share:
Basic	$1.64	$1.22	$1.88
Diluted	$1.62	$1.19	$1.78
Weighted average common shares outstanding (in thousands):
Basic	54,695	56,996	59,358
Diluted	55,290	58,430	62,599

Dividends declared per share	$0.320	$0.305	$0.255
The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$89,575	$69,421	$111,422
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment and other	712	(193)	462
Unrealized loss on derivative instruments	(1,347)	(765)	—
Total other comprehensive (loss) income	(635)	(958)	462
Comprehensive income	$88,940	$68,463	$111,884

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Losses	Treasury Stock	Total
	Shares	Amount

Balances at December 31, 2016	60,129,631	$725	$640,883	$3,591	$(2,847)	$(169,961)	$472,391
Net income for the year				111,422			111,422
Foreign currency translation and other					462		462
Stock-based compensation	650,218	7	10,422				10,429
Stock repurchase	(3,726,809)					(74,491)	(74,491)
Equity component of convertible senior notes repurchase			(3,655)				(3,655)
Common stock dividends				(16,285)			(16,285)
Common stock issued in connection with:
Stock option exercises	511,453	5	5,785				5,790
Balances at December 31, 2017	57,564,493	$737	$653,435	$98,728	$(2,385)	$(244,452)	$506,063
Net income for the year				69,421			69,421
Foreign currency translation and other					(193)		(193)
Stock-based compensation	404,628	6	10,163				10,169
Stock repurchase	(2,935,978)					(58,383)	(58,383)
Equity component of convertible senior notes repurchase			(35,519)				(35,519)
Common stock dividends				(17,905)			(17,905)
Unrealized loss on derivative instruments, net of tax					(765)		(765)
Common stock issued in connection with:
Stock option exercises	102,645	1	960				961
Balances at December 31, 2018	55,135,788	$744	$629,039	$150,244	$(3,343)	$(302,835)	$473,849
Net income for the year				89,575			89,575
Foreign currency translation and other					712		712
Stock-based compensation	319,430	5	9,031				9,036
Stock repurchase	(2,072,798)					(33,707)	(33,707)
Common stock dividends				(17,978)			(17,978)
Unrealized loss on derivative instruments, net of tax					(1,347)		(1,347)
Common stock issued in connection with:
Stock option exercises	91,200	1	847				848
Balances at December 31, 2019	53,473,620	$750	$638,917	$221,841	$(3,978)	$(336,542)	$520,988

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$89,575	$69,421	$111,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,886	21,215	18,012
Amortization of intangibles	20,471	19,468	17,041
Net gain on sale of property, plant and equipment	(109)	(10,148)	(8,046)
Loss on debt extinguishment	165	280	799
Deferred income taxes	3,420	(2,976)	(14,682)
Stock-based compensation	9,036	10,169	10,429
Non-cash interest expense	1,045	1,745	2,258
Impairment of goodwill and other assets	—	24,968	—
Accounts receivable	8,327	(39,539)	31,943
Inventories	(2,510)	(18,713)	(13,158)
Prepaid expenses and other	(3,809)	4,548	(2,014)
Accounts payable and accrued liabilities	(817)	32,653	(963)
Other, net	(396)	(620)	(8,662)
Net cash provided by operating activities	146,284	112,471	144,379
Cash flows from investing activities
Capital expenditures	(37,645)	(34,009)	(26,056)
Proceeds from sale of property, plant and equipment	785	17,776	10,860
Acquisitions, net of cash acquired	—	—	(323,487)
Other, net	—	3,060	6,443
Net cash used in investing activities	(36,860)	(13,173)	(332,240)
Cash flows from financing activities
Proceeds from exercise of stock options	848	961	5,790
Borrowings under senior notes	—	—	325,000
Dividends paid	(17,797)	(17,768)	(15,315)
Borrowings under revolving credit facilities	619	937	713
Payments under revolving credit facilities	(619)	(937)	(713)
Principal payments under finance lease obligations	(308)	(290)	(600)
Proceeds from issuance of term loan credit facility	—	—	377,519
Principal payments under term loan credit facility	(50,470)	(1,880)	(386,577)
Principal payments under industrial revenue bond	—	(93)	(583)
Debt issuance costs paid	(164)	(476)	(6,783)
Convertible senior notes repurchase	—	(80,200)	(8,045)
Stock repurchase	(33,707)	(58,383)	(74,491)
Net cash (used in) provided by financing activities	(101,598)	(158,129)	215,915
Cash and cash equivalents:
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,826	(58,831)	28,054
Cash, cash equivalents, and restricted cash at beginning of year	132,690	191,521	163,467
Cash, cash equivalents, and restricted cash at end of year	$140,516	$132,690	$191,521
Supplemental disclosures of cash flow information:
Cash paid for interest	$26,234	$27,386	$9,479
Cash paid for income taxes	$20,379	$24,243	$41,391
The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS
Wabash National Corporation (the “Company,” “Wabash” or “Wabash National”) manufactures a diverse range of products including: dry freight and refrigerated trailers, platform trailers, bulk tank trailers, dry and refrigerated truck bodies, truck-mounted tanks, intermodal equipment, structural composite panels and products, trailer aerodynamic solutions, and specialty food grade and pharmaceutical equipment. Its innovative products are sold under the following brand names: Wabash National®, Beall®, Benson®, Brenner® Tank, Bulk Tank International, DuraPlate®, Extract Technology®, Supreme®, Transcraft®, Walker Engineered Products, and Walker Transport.
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

	Years ended December 31,
	2019	2018	2017
Balance at beginning of year	$665	$869	$951
Provision	282	63	119
Write-offs, net of recoveries	(277)	(267)	(201)
Balance at end of year	$670	$665	$869

Inventories. Inventories are stated at the lower of cost, determined on either the first-in, first-out or average cost method, or net realizable value. The cost of manufactured inventory includes raw material, labor and overhead.
Prepaid Expenses and Other. Prepaid expenses and other as of December 31, 2019 and 2018 consists of the following (in thousands):

	December 31,
	2019	2018
Chassis converter pool agreements	$10,164	$22,273
Income tax receivables	8,701	9,872
Insurance premiums & maintenance agreements	3,217	3,313
Assets held for sale	3,020	3,039
All other	16,120	12,764
	$41,222	$51,261

Chassis converter pool agreements represent chassis transferred to the Company on a restricted basis by the manufacturer, who retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales to the manufacturer’s dealers. Assets held for sale are related to the Company’s locations which are being actively marketed for sale and unused land parcels. Insurance premiums and maintenance agreements are charged to expense over the contractual life, which is generally one year or less. Other prepaid items consist primarily of contract assets related to contracts for which the Company recognizes revenue on an over time basis and investments held by the Company’s captive insurance subsidiary. As of December 31, 2019 and 2018, there was no restricted cash included in prepaid expenses and other current assets.
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
Goodwill. Goodwill represents the excess purchase price over fair value of the net assets acquired. The Company determines its reporting units at the individual operating segment level, or one level below, when there is discrete financial information available that is regularly reviewed by segment management for evaluating operating results. The Company reviews goodwill for impairment, at the reporting unit level, annually on October 1 and whenever events or changes in circumstances indicate its carrying value may not be recoverable. In accordance with ASC 350, Intangibles - Goodwill and Other, goodwill is reviewed for impairment utilizing either a qualitative assessment or a quantitative process.
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
The Company exercised its unconditional option to bypass the qualitative assessment of goodwill for all of its reporting units and instead prepared a quantitative assessment to estimate the fair value of each reporting unit at the annual testing date of October 1, 2019 utilizing a combination of the income approach and the market approach, weighted equally. Based on the quantitative assessment performed, all of the Company’s reporting units exceeded their carrying values; as such, there was no goodwill impairment as a result of the 2019 annual goodwill impairment test.
In the fourth quarter of 2019, the FMP reporting unit did not perform in-line with internal expectations, driven by several operational inefficiencies, which the Company identified as an indicator of impairment. As a result, the Company performed an interim quantitative assessment as of December 31, 2019, utilizing a combination of the income and market approaches, which were weighted evenly. No impairment was indicated as the fair value of the reporting unit exceeded its carrying value. The results of the quantitative analysis performed indicated the fair value of the FMP reporting unit exceeded the carrying value by approximately 3%. Key assumptions used in the analysis were a discount rate of 16.0%, EBITDA margin, and a terminal growth rate of 3.00%. The primary driver in the reduction of the fair value of the FMP reporting unit was a reduction of expected future cash flows. Future events and changing market conditions may, however, lead the Company to re-evaluate the assumptions used to test for goodwill impairment, including key assumptions used in our expected EBITDA margins and cash flows, as well as other key assumptions with respect to matters out of our control, such as discount rates and market multiple comparables.
In the third quarter of 2018, the Aviation and Truck Equipment (“AVTE”) reporting unit within the Diversified Products reportable segment did not perform in-line with forecasted results driven by unfavorable market conditions that the Company believed would continue to impact the reporting unit for the foreseeable future. As a result, an indicator of impairment was identified, and the Company performed an interim quantitative assessment as of September 30, 2018, utilizing a combination of the income and market approaches. The results of the quantitative analysis indicated the carrying value of the reporting unit exceeded the fair value of the reporting unit and, accordingly, a goodwill impairment of $4.9 million was recorded.
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
AVTE Impairments. On January 22, 2019 the Company announced the divestiture of the AVTE business. In the fourth quarter of 2018, with the financial framework of the agreement to sell the AVTE business largely agreed to with the buyers, the Company evaluated the remaining assets of AVTE for impairment based on the economics of the, then proposed, transaction. As a result of the Company’s impairment analysis, an impairment of $13.0 million was recorded to fully impair all current assets of the AVTE business.
Other Assets. The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized software is amortized using the straight-line method over three to seven years. As of December 31, 2019 and 2018, the Company had software costs, net of amortization, of $7.2 million and $7.9 million, respectively. Amortization expense for 2019, 2018, and 2017 was $1.7 million, $1.5 million, and $1.3 million, respectively.
Warranties. The Company offers a limited warranty for its products with a coverage period that ranges between one and five years, except that the coverage period for DuraPlate® trailer panels is ten years. The Company passes through component manufacturers’ warranties to our customers. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.
The following table presents the changes in the product warranty accrual included in Other accrued liabilities (in thousands):

	2019	2018
Balance as of January 1	$22,247	$20,132
Provision for warranties issued in current year	8,027	8,026
Liability adjustment due to divestiture of business	—	(420)
Net adjustment to warranty accrual	(2,320)	—
Payments	(5,379)	(5,491)
Balance as of December 31	$22,575	$22,247

Self Insured Liabilities. The Company is self-insured up to specified limits for medical and workers’ compensation coverage. The self-insurance reserves have been recorded to reflect the undiscounted estimated liabilities, including claims incurred but not reported, as well as catastrophic claims as appropriate.
The following table presents the changes in the self-insurance accrual included in Other accrued liabilities (in thousands):

	2019	2018
Balance as of January 1	$9,890	$9,996
Expense	57,733	66,493
Payments	(54,689)	(66,599)
Balance as of December 31	$12,934	$9,890

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
Used Trailer Trade Commitments. The Company may accept trade-in of used trailers when a customer enters into a contract to purchase a new trailer. However, in the contracts for the sale of the new trailers, there is no commitment to repurchase that trailer or a similar trailer in the future. As of December 31, 2019, the Company had $3.5 million in outstanding trade commitments, which also represented the estimated net realizable value of the underlying used trailer, and no outstanding trade commitments as of December 31, 2018. On occasion, the amount of the trade allowance provided for in the used trailer commitments, or cost, may exceed the net realizable value of the underlying used trailer. In these instances, the Company’s policy is to recognize the loss related to these commitments at the time the new trailer revenue is recognized. Net realizable value of used trailers is measured considering market sales data for comparable types of trailers.

Concentration of Credit Risk. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents and customer receivables. We place our cash and cash equivalents with high quality financial institutions. Generally, we do not require collateral or other security to support customer receivables.
Research and Development. Research and development expenses are charged to Cost of sales and General and administrative expenses in the Consolidated Statements of Operations as incurred and were $19.5 million, $8.8 million, and $3.9 million in 2019, 2018 and 2017, respectively.
3. NEW ACCOUNTING PRONOUNCEMENTS
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The Company has identified its existing lease contracts and calculated the right-of-use (“ROU”) assets, which are reflected in Other assets on the Consolidated Balance Sheets, and lease liabilities, which are reflected in the Other accrued liabilities and Other non-current liabilities on the Consolidated Balance Sheets. This guidance was effective for the Company as of January 1, 2019. Adoption of the new standard resulted in the recording of ROU assets and lease liabilities of $9.9 million as of January 1, 2019. The FASB has issued further ASUs related to the standard providing an optional transition method allowing entities to not recast comparative periods. The Company elected the practical expedients upon transition that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. The Company did not reassess whether any contracts entered into prior to adoption are leases. The Company has approximately $16.7 million of noncancelable future rental obligations as of December 31, 2019, as shown in Note 11.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses,” which introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities, and net investments in leases as well as reinsurance and trade receivables. In November 2018, the FASB issued ASU 2018-19, which clarifies that operating lease receivables are outside the scope of the new standard. This standard will be effective for us beginning January 1, 2020. The Company expects that the new credit losses model will not have a material impact on its consolidated financial statements.
4. REVENUE RECOGNITION
The Company adopted FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective January 1, 2018. The adoption of Topic 606 did not have a material impact on the consolidated financial statements. The Company recognizes revenue from the sale of its products when obligations under the terms of a contract with our customers are satisfied; this occurs with the transfer of control of our products and replacement parts or throughout the completion of service work. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring promised goods or services to a customer and excludes all taxes collected from the customer. Shipping and handling fees are included in Net sales and the associated costs included in Cost of sales in the Consolidated Statements of Operations. For shipping and handling costs that take place after the transfer of control, the Company is applying the practical expedient and treating it as a fulfillment cost. Incidental items that are immaterial in the context of the contract are recognized as expense. For performance obligations satisfied over time, which include certain equipment-related sales within our Diversified Products reportable segment that have no alternative use and contain an enforceable right to payment, as well as service work whereby the customer simultaneously receives and consumes the benefits provided, the Company recognizes revenue on the basis of the Company’s efforts or inputs to the satisfaction of these performance obligations, measured by actual total cost incurred to the total estimated costs for each project. Total revenue recognized over time was not material to the consolidated financial statements for all periods presented.
The Company has identified three separate and distinct performance obligations: 1) the sale of a trailer or equipment, 2) the sale of replacement parts, and 3) service work. For trailer, truck body, equipment, and replacement part sales, control is transferred and revenue is recognized from the sale upon shipment to or pick up by the customer in accordance with the contract terms. The Company does not have any material extended payment terms as payment is received shortly after the point of sale. Accounts receivable are recorded when the right to consideration becomes unconditional. The Company does have customers who pay for the product prior to the transfer of control which is recorded as customer deposits in Other accrued liabilities as shown in Note 8. Customer deposits are recognized as revenue when the Company performs its obligations under the contract and transfers control of the product.

5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill.
During the fourth quarters of 2019, 2018, and 2017, the Company completed its goodwill impairment test using the quantitative assessment. During the third quarter of 2018, the Company performed an interim impairment analysis after identifying indicators of impairment based on the results of the AVTE reporting unit. Based on this assessment, it was determined that all of the goodwill allocated to the AVTE reporting unit was impaired resulting in an impairment charge for the Diversified Products reporting segment of $4.9 million. Based on all other assessments performed in each of the last three years, the Company believed it was more likely than not that the fair value of its reporting units were greater than their carrying amount and no additional impairment of goodwill was recognized.
For the year ended December 31, 2019, the changes in the carrying amounts of goodwill were as follows (in thousands):

	Commercial Trailer Products	Diversified Products	Final Mile Products	Total
Balance at December 31, 2017
Goodwill	$4,288	$145,604	$169,235	$319,127
Accumulated impairment losses	(1,663)	—	—	(1,663)
Net balance at December 31, 2017	2,625	145,604	169,235	317,464
Acquisition of Supreme	—	—	(1,520)	(1,520)
Effects of foreign currency	—	84	—	84
Goodwill impairments during 2018	—	(4,944)	—	(4,944)
Balance at December 31, 2018
Goodwill	4,288	145,688	167,715	317,691
Accumulated impairment losses	(1,663)	(4,944)	—	(6,607)
Net balance as of December 31, 2018	2,625	140,744	167,715	311,084
Effects of foreign currency	—	(58)	—	(58)
Impact of divestiture on goodwill	—	(4,944)	—	(4,944)
Impact of divestiture on accumulated impairment losses	—	4,944	—	4,944
Balance as of December 31, 2019
Goodwill	4,288	140,686	167,715	312,689
Accumulated impairment losses	(1,663)	—	—	(1,663)
Net balance as of December 31, 2019	$2,625	$140,686	$167,715	$311,026

Intangible Assets.
As of December 31, 2019, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Tradenames and trademarks	20 years	$53,103	$(17,962)	$35,141
Customer relationships	13 years	282,863	(132,903)	149,960
Technology	12 years	14,045	(9,248)	4,797
Total		$350,011	$(160,113)	$189,898

As of December 31, 2018, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Tradenames and trademarks	20 years	$53,103	$(15,307)	$37,796
Customer relationships	13 years	282,736	(116,222)	166,514
Technology	12 years	14,045	(8,027)	6,018
Total		$349,884	$(139,556)	$210,328

Intangible asset amortization expense was $20.5 million, $19.5 million, and $17.0 million for 2019, 2018, and 2017, respectively. Annual intangible asset amortization expense for the next 5 fiscal years is estimated to be $21.4 million in 2020; $23.5 million in 2021; $18.1 million in 2022; $15.4 million in 2023; and $15.2 million in 2024.
6. INVENTORIES
Inventories, net of reserves, consist of the following (in thousands):

	December 31,
	2019	2018
Raw materials and components	$105,332	$115,083
Finished goods	58,224	48,698
Work in progress	14,269	13,119
Used trailers	2,499	1,083
Aftermarket parts	6,590	6,421
	$186,914	$184,404

7. PROPERTY, PLANT AND EQUIPMENT
Depreciation expense, which is recorded in Cost of sales and General and administrative expenses in the Consolidated Statements of Operations, as appropriate, on property, plant and equipment was $20.2 million, $19.7 million, and $16.7 million in 2019, 2018, and 2017, respectively, and includes amortization of assets recorded in connection with the Company’s finance lease agreements. As of December 31, 2019 and 2018, the assets related to the Company’s finance lease agreements are recorded within Property, plant and equipment, net in the Consolidated Balance Sheets in the amount of $2.9 million and $3.1 million, respectively, net of accumulated depreciation of $1.7 million and $1.6 million, respectively.
Property, plant and equipment, net consist of the following (in thousands):

	December 31,
	2019	2018
Land	$36,794	$35,485
Buildings and building improvements	146,210	141,098
Machinery and equipment	287,332	266,803
Construction in progress	36,179	31,772
	506,515	475,158
Less: accumulated depreciation	(285,169)	(268,167)
	$221,346	$206,991

8. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other accrued liabilities (in thousands):

	December 31,
	2019	2018
Customer deposits	$19,324	$23,483
Chassis converter pool agreements	10,164	22,273
Warranty	22,575	22,247
Payroll and related taxes	25,263	16,096
Self-insurance	12,934	9,890
Accrued interest	4,696	4,779
Operating lease obligations	4,369	—
Accrued taxes	10,344	7,653
All other	14,561	9,963
	$124,230	$116,384

9. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	December 31, 2019	December 31, 2018
Senior notes due 2025	$325,000	$325,000
Term loan credit agreement	135,228	185,699
	460,228	510,699
Less: unamortized discount and fees	(4,842)	(5,801)
Less: current portion	—	(1,880)
	$455,386	$503,018

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
During 2018, the Company used $80.2 million in cash, excluding interest, to settle $44.6 million in principal of the Convertible Notes of which none were converted to common shares. The excess of the cash settlement amount over the principal value of the Convertible Notes was accounted for as a reacquisition of equity, resulting in a $35.5 million reduction to additional paid-in capital during 2018. For the years ended December 31, 2018 and December 31, 2017, we recognized a loss on debt extinguishment of $0.2 million and $0.1 million, respectively, related to settlements and the retirement of the Convertible Notes, which is included in Other, net on the Company’s Consolidated Statements of Operations.
Contractual coupon interest expense and accretion of discount and fees on the liability component for the Convertible Notes for the years ended December 31, 2019, 2018, and 2017 included in Interest expense on the Company’s Consolidated Statements of Operations were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Contractual coupon interest expense	$—	$470	$1,570
Accretion of discount and fees on the liability component	$—	$461	$1,537

Senior Notes
On September 26, 2017, the Company issued Senior Notes due 2025 (the “Senior Notes”) in an offering pursuant to Rule 144A or Regulation S under the Securities Act of 1933, as amended, with an aggregate principal amount of $325 million. The Senior Notes bear interest at the rate of 5.50% per annum from the date of issuance, and pay interest semi-annually in cash on April 1 and October 1 of each year. The Company used the net proceeds of $318.9 million from the sale of the Senior Notes to finance a portion of the acquisition of Supreme and to pay related fees and expenses.
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
The indenture for the Senior Notes contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of December 31, 2019, the Company was in compliance with all covenants.
Contractual coupon interest expense and accretion of discount and fees for the Senior Notes for the years ended December 31, 2019, 2018 and 2017, was $18.5 million, $18.5 million and $4.8 million, respectively and is included in Interest expense on the Company’s Consolidated Statements of Operations.
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
In connection with the Second Amended and Restated Credit Agreement, the Company recognized a loss on debt extinguishment of $0.1 million during 2018, which is included in Other, net on the Company’s Consolidated Statements of Operations. As of December 31, 2019 and 2018, the Company had no outstanding borrowings under the Credit Agreement and was in compliance with all covenants. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Facility, amounted to $308.1 million as of December 31, 2019 and $299.5 million as of December 31, 2018.
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
The Tranche B-4 Loans bear interest at a rate, at the Company’s election, equal to (i) LIBOR (subject to a floor of 0%) plus a margin of 225 basis points or (ii) a base rate (subject to a floor of 0%) plus a margin of 125 basis points. The Company is not subject to any financial covenants under the Term Loan Facility.
The Term Loan Credit Agreement is guaranteed by certain of the Company’s subsidiaries, and is secured by (i) first-priority liens on and security interests in the Term Priority Collateral, and (ii) second-priority security interests in the Revolver Priority Collateral.
The Term Loan Credit Agreement contains customary covenants limiting the Company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets. Subject to the terms of the Intercreditor Agreement, if the covenants under the Term Loan Credit Agreement are breached, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral. Other customary events of default in the Term Loan Credit Agreement include, without limitation, failure to pay obligations when due, initiation of insolvency proceedings, defaults on certain other indebtedness, and the incurrence of certain judgments that are not stayed, satisfied, bonded or discharged within 60 days. As of December 31, 2019, the Company was in compliance with all covenants.
For the years ended December 31, 2019, 2018 and 2017, under the Term Loan Credit Agreement the Company paid interest of $7.8 million, $8.0 million and $7.4 million, respectively, and paid principal of $50.5 million, $1.9 million, and $1.9 million, respectively. During 2019, the Company recognized losses on debt extinguishment totaling approximately $0.2 million in connection with the prepayment of principal. In connection with Amendment No. 3 and Amendment No. 5, the Company recognized a loss on debt extinguishment of approximately $0.7 million during 2017. The losses on debt extinguishment are included in Other, net on the Company’s Consolidated Statements of Operations. As of December 31, 2019 and December 31, 2018, the Company had $135.2 million and $185.7 million, respectively, outstanding under the Term Loan Credit Agreement, of which none and $1.9 million, respectively, was classified as current on the Company’s Consolidated Balance Sheets.
For the years ended December 31, 2019, 2018, and 2017, the Company incurred charges of $0.2 million in each period for amortization of fees and original issuance discount which is included in Interest expense in the Consolidated Statements of Operations.
10. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
As of December 31, 2019, the Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $81.5 million. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.
At inception, the Company designated the commodity swap contracts as cash flow hedges. The contracts mature at specified monthly settlement dates through January 2021. The change in fair value effective portion of the hedging transaction is recognized in Accumulated Other Comprehensive Income (“AOCI”) and transferred to earnings when the forecasted hedged transaction takes place or when the forecasted hedged transaction is no longer probable to occur.

Financial Statement Presentation
As of December 31, 2019 and 2018, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	December 31, 2019	December 31, 2018
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$1,290	$17
Commodity swap contracts	Other accrued liabilities	(3,216)	(1,146)
Total derivatives designated as hedging instruments		$(1,926)	$(1,129)

The following table summarizes the gain or loss recognized in AOCI as of December 31, 2019 and 2018 and the amounts reclassified from AOCI into earnings for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings
				Year Ended December 31,
	December 31, 2019	December 31, 2018		2019	2018	2017
Derivatives instruments
Commodity swap contracts	$(2,112)	$(765)	Cost of sales	$(2,297)	$142	$—

Over the next 12 months, the Company expects to reclassify approximately $2.8 million of pretax deferred losses related to the commodity swap contracts from AOCI to cost of sales as inventory purchases are settled.
11. LEASES
The Company records a right-of-use ("ROU") asset and lease liability for substantially all leases for which it is a lessee, in accordance with ASC 842. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company has no significant lease agreements in place for which the Company is a lessor. At inception of a contract, the Company considers all relevant facts and circumstances to assess whether or not the contract represents a lease by determining whether or not the contract conveys the right to control the use of an identified asset, either explicit or implicit, for a period of time in exchange for consideration.
The Company leases certain industrial spaces, office space, land, and equipment. Some leases include one or more options to renew, with renewal terms that can extend the lease term from generally one to 5 years. The exercise of lease renewal options is at the Company’s sole discretion, and are included in the lease term only to the extent such renewal options are reasonably certain of being exercised upon lease commencement. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Leased assets obtained in exchange for new operating lease liabilities during the year ended December 31, 2019 were approximately $2.3 million. As of December 31, 2019, leases that the Company has signed but have not yet commenced are immaterial.

Leased assets and liabilities included within the Consolidated Balance Sheets consist of the following (in thousands):

	Classification	December 31, 2019
Right-of-Use Assets
Operating	Other assets	$14,246
Finance	Property, plant and equipment, net	2,945
Total leased ROU assets		$17,191
Liabilities
Current
Operating	Other accrued liabilities	$4,369
Finance	Current portion of finance lease obligations	327
Noncurrent
Operating	Non-current liabilities	10,041
Finance	Finance lease obligations	378
Total lease liabilities		$15,115

Lease costs included in the Consolidated Statements of Operations consist of the following (in thousands):

	Classification	Twelve Months Ended December 31, 2019
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$5,172
Finance lease cost
Amortization of ROU leased assets	Depreciation and amortization	144
Interest on lease liabilities	Interest expense	65
Net lease cost		$5,381

Maturity of the Company’s lease liabilities is as follows (in thousands):

	Operating Leases	Finance Leases	Total
2020	$4,986	$361	$5,347
2021	4,477	361	4,838
2022	2,551	30	2,581
2023	1,855	—	1,855
2024	851	—	851
Thereafter	1,242	—	1,242
Total lease payments	$15,962	$752	$16,714
Less: interest	1,552	47
Present value of lease payments	$14,410	$705

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

December 31, 2019
Weighted average remaining lease term (years)
Operating leases	4.0
Finance leases	2.1
Weighted average discount rate
Operating leases	5.17%
Finance leases	6.16%
Lease costs included in the Consolidated Statements of Cash Flows are as follows (in thousands):

Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,016
Operating cash flows from finance leases	$53
Financing cash flows from finance leases	$308

12. FAIR VALUE MEASUREMENTS
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

Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Commodity swap contracts	Recurring	$(1,926)	$—	$(1,926)	$—
Mutual funds	Recurring	$7,367	$7,367	$—	$—
Life-insurance contracts	Recurring	$15,072	$—	$15,072	$—
December 31, 2018
Commodity swap contracts	Recurring	$(1,129)	$—	$(1,129)	$—
Mutual funds	Recurring	$4,140	$4,140	$—	$—
Life-insurance contracts	Recurring	$15,333	$—	$15,333	$—

Estimated Fair Value of Debt
The estimated fair value of debt at December 31, 2019 consists primarily of the Senior Notes due 2025 and borrowings under the Term Loan Credit Agreement (see Note 10). The fair value of the Senior Notes due 2025, Term Loan Credit Agreement, and the Revolving Credit Facility are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Revolving Credit Facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings. All other debt approximates their fair value as determined by discounted cash flows and are classified as Level 3.
The Company’s carrying and estimated fair value of debt at December 31, 2019 and December 31, 2018 were as follows (in thousands):

	December 31, 2019				December 31, 2018
		Fair Value				Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Instrument
Senior notes due 2025	$320,572	$—	$320,572	$—	$319,941	$—	$278,688	$—
Term loan credit agreement	134,814	—	134,814	—	184,957	—	181,985	—
	$455,386	$—	$455,386	$—	$504,898	$—	$460,673	$—

The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at the carrying value, net of unamortized premium or discount and unamortized deferred financing costs in the financial statements.
13. COMMITMENTS AND CONTINGENCIES
a.    Litigation
As of December 31, 2019, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, in connection with the conduct of its business activities, in various jurisdictions, both in the United States and internationally. On the basis of information currently available to it, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Consolidated Statements of Operations.

Environmental Disputes
In August 2014, the Company received notice as a potentially responsible party (“PRP”) by the South Carolina Department of Health and Environmental Control (the “DHEC”) pertaining to the Philip Services Site located in Rock Hill, South Carolina pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and corresponding South Carolina statutes. PRPs include parties identified through manifest records as having contributed to deliveries of hazardous substances to the Philip Services Site between 1979 and 1999. The DHEC’s allegation that the Company was a PRP arises out of four manifest entries in 1989 under the name of a company unaffiliated with Wabash National (or any of its former or current subsidiaries) that purport to be delivering a de minimis amount of hazardous waste to the Philip Services Site “c/o Wabash National Corporation.” As such, the Philip Services Site PRP Group (the “PRP Group”) notified Wabash in August 2014 that it was offering the Company the opportunity to resolve any liabilities associated with the Philip Services Site by entering into a Cash Out and Reopener Settlement Agreement (the “Settlement Agreement”) with the PRP Group, as well as a Consent Decree with the DHEC. The Company has accepted the offer from the PRP Group to enter into the Settlement Agreement and Consent Decree, while reserving its rights to contest its liability for any deliveries of hazardous materials to the Philips Services Site. The requested settlement payment is immaterial to the Company’s financial conditions or operations, and as a result, if the Settlement Agreement and Consent Decree are finalized, the payment to be made by the Company thereunder is not expected to have a material adverse effect on the Company’s financial condition or results of operations.
On November 13, 2019, the Company received a notice as a PRP by the Indiana Department of Environmental Management related to substances found at a property located at 817 South Earl Avenue, Lafayette, Indiana (“the Site”). The Site is not owned by the Company but is in close proximity to certain of our owned properties. The notice alleges that the Company is a PRP in addition to several other PRPs for hazardous substances contaminating the site under both Indiana state law and the CERCLA. Review of publicly available records reveal that the Site is owned by Raisor Development Group, LLC and currently operates as “Premier Auto Detailing & Wash”. As of December 31, 2019, based on the information available the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.
b.    Environmental Litigation Commitments and Contingencies
The Company generates and handles certain material, wastes and emissions in the normal course of operations that are subject to various and evolving federal, state and local environmental laws and regulations.
The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of December 31, 2019, the Company had reserved estimated remediation costs of $0.1 million for activities at existing and former properties which are recorded within Other accrued liabilities on the Consolidated Balance Sheets.
c.    Letters of Credit
As of December 31, 2019, the Company had standby letters of credit totaling $7.4 million issued in connection with workers compensation claims and surety bonds.
d.    Purchase Commitments
The Company has $83.9 million in purchase commitments at December 2019 for various raw material commodities, including aluminum, steel, nickel, and polyethylene, as well as other raw material components which are within normal production requirements.
e.    Chassis Converter Pool Agreements
The Company, through Supreme, obtains most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of December 31, 2019 the Company’s outstanding chassis converter pool with the manufacturer totaled $10.2 million and has included this financing agreement on the Company’s Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs through its Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $3.3 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.
14. PER SHARE OF COMMON STOCK
Per share results have been calculated based on the average number of common shares outstanding. The calculation of basic and diluted net income per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Basic net income per share:
Net income applicable to common stockholders	$89,575	$69,421	$111,422
Weighted average common shares outstanding	54,695	56,996	59,358
Basic net income per share	$1.64	$1.22	$1.88

Diluted net income per share:
Net income applicable to common stockholders	$89,575	$69,421	$111,422

Weighted average common shares outstanding	54,695	56,996	59,358
Dilutive shares from assumed conversion of convertible senior notes	—	455	1,726
Dilutive stock options and restricted stock	595	979	1,515
Diluted weighted average common shares outstanding	55,290	58,430	62,599
Diluted net income per share	$1.62	$1.19	$1.78

For the years ended December 31, 2019, 2018, and 2017, there were no options excluded from average diluted shares outstanding as the average market price of the common shares was greater than the exercise price. In addition, the calculation of diluted net income per share for the years ending December 31, 2018 and 2017 includes the impact of the Company’s Convertible Senior Notes as the average stock price of the Company’s common stock during these periods was above the initial conversion price of approximately $11.70 per share. The convertible notes matured in May 2018, so there were no dilutive shares in 2019.
15. STOCK-BASED COMPENSATION
On May 18, 2017, the shareholders of the Company approved the 2017 Omnibus Incentive Plan (the “2017 Incentive Plan”) which authorizes 3,150,000 shares for issuance under the plan. Awards granted under the 2017 Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, other share-based awards, and cash awards to directors, officers, and other eligible employees of the Company.
The Company recognizes all share-based awards to eligible employees based upon their fair value. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. Total stock-based compensation expense was $9.0 million, $10.2 million and $10.4 million in the years ended December 31, 2019, 2018 and 2017, respectively. The amount of compensation costs related to nonvested stock options and restricted stock not yet recognized was $12.6 million at December 31, 2019, for which the weighted average remaining life was 1.8 years.
Restricted Stock
Restricted stock awards vest over a period of one to three years and may be based on the achievement of specific financial performance metrics and market conditions. These shares are valued at the market price on the date of grant and are forfeitable in the event of terminated employment prior to vesting.

A summary of all restricted stock activity during 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Outstanding at December 31, 2018	1,495,564	$20.77
Granted	853,994	15.22
Vested	(514,006)	12.53
Forfeited	(143,853)	23.30
Restricted Stock Outstanding at December 31, 2019	1,691,699	$20.24

During 2019, 2018, and 2017, the Company granted 853,994, 593,705 and 794,700 shares of restricted stock, respectively, with aggregate fair values on the date of grant of $13.0 million, $14.6 million, and $17.2 million, respectively. The total fair value of restricted stock that vested during 2019, 2018 and 2017 was $7.4 million, $15.0 million and $13.5 million, respectively.
Stock Options
Stock options are awarded with an exercise price equal to the market price of the underlying stock on the date of grant, become fully exercisable three years after the date of grant and expire ten years after the date of grant. No stock options have been granted by the Company since February 2015.
A summary of all stock option activity during 2019 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)
Options Outstanding at December 31, 2018	633,593	$11.26	3.8	$1.3
Exercised	(91,200)	$9.30		$0.5
Forfeited	—	$—
Expired	(10,451)	$13.98
Options Outstanding at December 31, 2019	531,942	$11.54	3.1	$1.7

Options Exercisable at December 31, 2019	531,942	$11.59	3.2	$1.6

The total intrinsic value of stock options exercised during 2019, 2018, and 2017 was $0.5 million, $1.5 million and $4.4 million, respectively.
16. STOCKHOLDERS’ EQUITY
Share Repurchase Program
On November 14, 2018, the Board of Directors approved the extension of the Company’s existing stock repurchase program for an additional three-year period and authorizing up to an additional $100 million in repurchases. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of December 31, 2019, $69.1 million remained available under the program.
Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Accumulated Other Comprehensive Income
Changes in AOCI by component, net of tax, for the years ended December 31, 2019, 2018, and 2017 are summarized as follows (in thousands):

	Foreign Currency Translation and Other	Derivative Instruments	Total
Balances at December 31, 2016	$(2,847)	$—	$(2,847)
Net unrealized gains (losses) arising during the period	462	—	462
Less: Net realized gains (losses) reclassified to net income	—	—	—
Net change during the period	462	—	462
Balances at December 31, 2017	(2,385)	—	(2,385)
Net unrealized gains (losses) arising during the period(a)	(193)	(660)	(853)
Less: Net realized gains (losses) reclassified to net income(b)	—	105	105
Net change during the period	(193)	(765)	(958)
Balances at December 31, 2018	(2,578)	(765)	(3,343)
Net unrealized gains (losses) arising during the period(c)	712	(3,059)	(2,347)
Less: Net realized gains (losses) reclassified to net income(d)	—	(1,712)	(1,712)
Net change during the period	712	(1,347)	(635)
Balances at December 31, 2019	$(1,866)	$(2,112)	$(3,978)
—————————
(a) Derivative instruments net of $230 thousand of tax benefit for the year ended December 31, 2018.
(b) Derivative instruments net of $37 thousand of tax expense for the year ended December 31, 2018.
(c) Derivative instruments net of $1,031 thousand of tax benefit for the year ended December 31, 2019.
(d) Derivative instruments net of $585 thousand of tax benefit for the year ended December 31, 2019.
17. EMPLOYEE SAVINGS PLANS
Substantially all of the Company’s employees are eligible to participate in a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company also provides a non-qualified defined contribution plan for senior management and certain key employees. Both plans provide for the Company to match, in cash, a percentage of each employee’s contributions up to certain limits. The Company’s matching contribution and related expense for these plans was approximately $10.2 million, $7.9 million, and $7.3 million for 2019, 2018, and 2017, respectively.
18. INCOME TAXES
Income Before Income Taxes
The consolidated income before income taxes for 2019, 2018, and 2017 consists of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Domestic	$116,886	$94,978	$121,897
Foreign	845	1,026	641
Total income before income taxes	$117,731	$96,004	$122,538

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

The Act also included a provision that functions as a global minimum tax referred to as Global Intangible Low-taxed Income (“GILTI”) that applies to certain income generated by Controlled Foreign Corporations (“CFC”). U.S. shareholders are required to include on a current basis the aggregate amount of certain income generated by its CFC, regardless of repatriation. For the years ended December 31, 2019 and 2018, the Company calculated the tax but the impact on the financial statements is not material.
The consolidated income tax expense for 2019, 2018 and 2017 consists of the following components (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current
Federal	$18,167	$22,120	$21,316
State	6,233	7,271	4,327
Foreign	336	168	155
	24,736	29,559	25,798
Deferred
Federal	2,760	(1,613)	(16,065)
State	620	(1,312)	1,459
Foreign	40	(51)	(76)
	3,420	(2,976)	(14,682)
Total consolidated expense	$28,156	$26,583	$11,116

The following table provides a reconciliation of differences from the U.S. Federal statutory rates as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Pretax book income	$117,731	$96,004	$122,538

Federal tax expense at applicable statutory rate	24,723	20,161	42,888
State and local income taxes (net of federal benefit)	5,513	4,737	5,047
Benefit of domestic production deduction	—	—	(3,450)
Change in income tax reserves	—	—	(11,925)
Tax credits	(3,301)	—	—
Remeasurement of deferred taxes	—	(421)	(19,796)
Nondeductible officer compensation	—	1,152	—
Compensation expense	1,317	(1,009)	(1,943)
Other	(96)	1,963	295
Total income tax expense	$28,156	$26,583	$11,116

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

As of December 31, 2019 and 2018, the Company retained a valuation allowance of $0.8 million and $0.8 million, respectively, against deferred tax assets related to various state and local NOLs that are subject to restrictive rules for future utilization.
As of December 31, 2019 and 2018, the Company had no U.S. federal tax NOLs. The Company had various multi-state income tax NOLs aggregating approximately $46.4 million which will expire between 2020 and 2030, if unused.
The components of deferred tax assets and deferred tax liabilities as of December 31, 2019 and 2018 were as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets
Tax credits and loss carryforwards	$672	$657
Accrued liabilities	7,489	7,285
Incentive compensation	14,420	12,132
Other	5,423	6,747
	28,004	26,821
Deferred tax liabilities
Property, plant and equipment	(17,899)	(14,695)
Intangibles	(44,477)	(42,343)
Other	(2,379)	(3,841)
	(64,755)	(60,879)
Net deferred tax liability before valuation allowances and reserves	(36,751)	(34,058)
Valuation allowances	(825)	(847)
Net deferred tax liability	$(37,576)	$(34,905)

Tax Reserves
The Company’s policy with respect to interest and penalties associated with reserves or allowances for uncertain tax positions is to classify such interest and penalties in Income tax expense on the Consolidated Statements of Operations. As of December 31, 2019 and 2018, the total amount of unrecognized income tax benefits, including interest and penalties, was approximately $2.1 million and $1.8 million, respectively, all of which, if recognized, would impact the effective income tax rate of the Company. As of December 31, 2019 and 2018, the Company had recorded a total of $0.7 million and $0.6 million, respectively, of accrued interest and penalties related to uncertain tax positions. The Company expects no significant changes to the facts and circumstances underlying its reserves and allowances for uncertain income tax positions as reasonably possible during the next 12 months. As of December 31, 2019, the Company is subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2016 through 2018. The Company is also subject to unexpired statutes of limitation for Indiana state income taxes for the years 2016 through 2018.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, was as follows (in thousands) and all balances as of December 31, 2019 were included in either Other noncurrent liabilities or Deferred income taxes in the Company’s Consolidated Balance Sheets:

Unrecognized Tax Benefits
Balance at January 1, 2018	$495
Increase in prior year tax positions	682
Balance at December 31, 2018	1,177
Increase in prior year tax positions	245
Balance at December 31, 2019	$1,422

19. SEGMENTS
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
Reportable segment information is as follows (in thousands):

	Commercial Trailer Products	Diversified Products	Final Mile Products	Corporate and Eliminations	Consolidated
2019
Net sales
External customers	$1,519,592	$357,634	$441,910	$—	$2,319,136
Intersegment sales	1,949	26,882	—	(28,831)	—
Total net sales	$1,521,541	$384,516	$441,910	$(28,831)	$2,319,136

Depreciation and amortization	$10,667	$18,621	$11,361	$1,708	$42,357
Income (Loss) from operations	$145,877	$29,748	$9,804	$(42,643)	$142,786
Assets	$362,328	$317,246	$511,862	$113,155	$1,304,591

2018
Net sales
External customers	$1,536,687	$372,342	$358,249	$—	$2,267,278
Intersegment sales	252	21,629	—	(21,881)	—
Total net sales	$1,536,939	$393,971	$358,249	$(21,881)	$2,267,278

Depreciation and amortization	$9,631	$21,177	$8,314	$1,561	$40,683
Income (Loss) from operations	$141,795	$(3,033)	$7,907	$(35,682)	$110,987
Assets	$355,183	$349,423	$484,634	$115,153	$1,304,393

2017
Net sales
External customers	$1,348,251	$348,449	$70,461	$—	$1,767,161
Intersegment sales	131	12,909	—	(13,040)	—
Total net sales	$1,348,382	$361,358	$70,461	$(13,040)	$1,767,161

Depreciation and amortization	$9,975	$22,236	$1,152	$1,690	$35,053
Income (Loss) from operations	$151,999	$20,376	$(2,098)	$(39,461)	$130,816
Assets	$311,705	$340,651	$404,246	$294,911	$1,351,513

Customer Concentration
The Company is subject to a concentration of risk as the five largest customers together accounted for approximately 27%, 25% and 24% of the Company’s aggregate net sales in 2019, 2018 and 2017, respectively. In addition, for each of the last three years there were no customers whose revenue individually represented 10% or more of our aggregate net sales. International sales accounted for less than 10% in each of the last three years.
Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service, and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Year ended December 31, 2019	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$1,464,636	$198,043		$—	$1,662,679	71.7%
Used trailers	435	2,044	—	—	2,479	0.1%
Components, parts and service	40,344	113,024	15,023	(27,902)	140,489	6.1%
Equipment and other	16,126	71,405	426,887	(929)	513,489	22.1%
Total net external sales	$1,521,541	$384,516	$441,910	$(28,831)	$2,319,136	100.0%

Year ended December 31, 2018	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$1,473,583	$164,790	$—	$—	$1,638,373	72.2%
Used trailers	9,618	3,514	—	—	13,132	0.6%
Components, parts and service	34,994	122,099	9,968	(21,811)	145,250	6.4%
Equipment and other	18,744	103,568	348,281	(70)	470,523	20.8%
Total net external sales	$1,536,939	$393,971	$358,249	$(21,881)	$2,267,278	100.0%

Year ended December 31, 2017	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$1,273,584	$140,105	$—	$—	$1,413,689	80.0%
Used trailers	10,720	3,278	—	—	13,998	0.8%
Components, parts and service	48,008	117,681	1,877	(13,040)	154,526	8.7%
Equipment and other	16,070	100,294	68,584	—	184,948	10.5%
Total net external sales	$1,348,382	$361,358	$70,461	$(13,040)	$1,767,161	100.0%

20. CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations for fiscal years 2019, 2018 and 2017 (dollars in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Net sales	$533,174	$626,053	$580,908	$579,001
Gross profit	$68,690	$87,650	$77,735	$72,307
Net income	$14,780	$30,960	$25,460	$18,375
Basic net income per share(1)	$0.27	$0.56	$0.47	$0.34
Diluted net income per share(1)	$0.27	$0.56	$0.46	$0.34
2018
Net sales	$491,319	$612,690	$553,073	$610,196
Gross profit	$64,119	$85,315	$65,162	$69,056
Net income	$21,272	$31,902	$4,664	$11,584
Basic net income per share(1)	$0.37	$0.55	$0.08	$0.21
Diluted net income per share(1)	$0.35	$0.54	$0.08	$0.21
2017
Net sales	$362,716	$435,903	$425,098	$543,444
Gross profit	$59,357	$67,679	$60,963	$72,876
Net income	$20,173	$22,945	$18,947	$49,357
Basic net income per share(1)	$0.34	$0.38	$0.32	$0.84
Diluted net income per share(1)	$0.32	$0.36	$0.30	$0.80
—————————

(1)
Basic and diluted net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may differ from annual net income per share due to rounding.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A—CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019, including those procedures described below, we, including our Chief Executive Officer and our Chief Financial Officer, determined that those controls and procedures were effective.
Changes in Internal Controls
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of fiscal year 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on this assessment, management has concluded that internal control over financial reporting is effective as of December 31, 2019.
Ernst & Young LLP, an Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2019, and its report on internal controls over financial reporting as of December 31, 2019 appears on the following page.

Brent L. Yeagy	President and Chief Executive Officer
Michael N. Pettit	Senior Vice President and Chief Financial Officer

February 25, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wabash National Corporation
Opinion on Internal Control over Financial Reporting
We have audited Wabash National Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wabash National Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 25, 2020 expressed an unqualified opinion thereon.
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

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 25, 2020
ITEM 9B—OTHER INFORMATION
None.

PART III
ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company hereby incorporates by reference the information contained under the heading “Information About Our Executive Officers” from Item 1 Part I of this Annual Report.
The Company hereby incorporates by reference the information contained under the headings “Delinquent Section 16(a) Reports,” “Proposal 1 - Election of Directors” and “Corporate Governance” from its definitive Proxy Statement to be delivered to stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2020 Annual Meeting of Stockholders to be held May 12, 2020.
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
ITEM 11—EXECUTIVE COMPENSATION
The Company hereby incorporates by reference the information contained under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables” and “Corporate Governance—Director Compensation” from its definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2020 Annual Meeting of Stockholders to be held May 12, 2020.
ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Company hereby incorporates by reference the information contained under the headings “Beneficial Ownership Information—Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” from its definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2020 Annual Meeting of Stockholders to be held on May 12, 2020.
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Company hereby incorporates by reference the information contained under the headings “Corporate Governance—Board Structure and its Role in Oversight—Director Independence” and “Corporate Governance—Related Persons Transactions Policy” from its definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2020 Annual Meeting of Stockholders to be held on May 12, 2020.
ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by Item 14 of this form and the audit committee’s pre-approval policies and procedures regarding the engagement of the principal accountant are incorporated herein by reference to the information contained under the heading “Proposal 3—Ratification of Appointment of Independent Registered Public Accounting Firm” from the Company’s definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2020 Annual Meeting of Stockholders to be held on May 12, 2020.
PART IV
ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements: The Company has included all required financial statements in Item 8 of this Annual Report. The financial statement schedules have been omitted as they are not applicable or the required information is included in the Notes to the consolidated financial statements.

(b)	Exhibits: Reference is made to the Exhibit Index of this Annual Report for a list of exhibits filed with this Annual Report or incorporated herein by reference to the document.

ITEM 16 – FORM 10-K SUMMARY
None.
EXHIBIT INDEX

No.	Description
2.01	Agreement and Plan of Merger, dated as of August 8, 2017, by and among Wabash National Corporation, Supreme Industries, Inc. and Redhawk Acquisition Corporation (21)
3.01	Amended and Restated Certificate of Incorporation of the Company, as amended (10)
3.02	Amended and Restated Bylaws of the Company, as amended (9)
4.01	Specimen Stock Certificate (1)
4.02	Indenture, dated as of April 23, 2012, by and between the Company and Wells Fargo Bank, National Association, as trustee (14)
4.03	Indenture, dated as of September 26, 2017, by and among Wabash National Corporation, the several guarantors named therein and Wells Fargo Bank, National Association, as trustee (24)
4.04	Form of 5.50% Senior Notes due 2025 (24)
4.05	Second Supplemental Indenture, dated as of August 17, 2018, between Wabash National Corporation, a Delaware corporation, and Wells Fargo Bank, National Association, as trustee (2)
4.06	Description of Securities (28)
10.01#	Corporate Plan for Retirement – Executive Plan (3)
10.02#	Form of Non-Qualified Stock Option Agreement under the 2007 Omnibus Incentive Plan (6)
10.03#	2007 Omnibus Incentive Plan, as amended (7)
10.04#	2011 Omnibus Incentive Plan (11)
10.05#	2017 Omnibus Incentive Plan (20)
10.06#	Change in Control Severance Pay Plan (12)
10.07#	Wabash National Corporation Executive Severance Plan (4)
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

10.21	Form of Indemnification Agreement with Directors and Executive Officers (27)
10.22#	Employment Transition Agreement, dated as of December 14, 2017, by and between Wabash National Corporation and Richard J. Giromini (26)
21.1	List of Significant Subsidiaries (28)
23.1	Consent of Ernst & Young LLP (28)
31.1	Certification of Principal Executive Officer (28)
31.2	Certification of Principal Financial Officer (28)
32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (28)
101
The following materials from Wabash National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2019 and 2018, (ii) the Consolidated Statements of Operations for the twelve months ended December 31, 2019, 2018, and 2017, (iii) the Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2019, 2018, and 2017, (iv) the Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2019, 2018, and 2017, (v) the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2019, 2018, and 2017, and (vi) Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document. (28)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (28)

#	Management contract or compensatory plan
(1)	Incorporated by reference to the Registrant’s registration statement on Form S-3 (Registration No. 333-27317) filed on May 16, 1997
(2)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2018 (File No. 001-10883)
(3)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2005 (File No. 001-10883)
(4)	Incorporated by reference to the Registrant’s Form 8-K filed on December 16, 2015 (File No. 001-10883)
(5)	Reserved
(6)	Incorporated by reference to the Registrant’s Form 8-K filed on May 24, 2007 (File No. 001-10883)
(7)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2007 (File No. 001-10883)
(8)	Incorporated by reference to the Registrant’s Form 8-K filed on June 10, 2015 (File No. 001-10883)
(9)	Incorporated by reference to the Registrant’s Form 8-K filed on August 4, 2009 (File No. 001-10883)
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2011 (File No. 001-10883)
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on May 25, 2011 (File No. 001-10883)
(12)	Incorporated by reference to the Registrant’s Form 8-K filed on September 14, 2011 (File No. 001-10883)
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on December 27, 2018 (File No.001-10883)
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on April 23, 2012 (File No.001-10883)
(15)	Incorporated by reference to the Registrant’s Form 8-K filed on May 14, 2012 (File No 001-10883)
(16)	Incorporated by reference to the Registrant’s Form 8-K filed on April 29, 2013 (File No 001-10883)
(17)	Incorporated by reference to the Registrant’s Form 8-K filed on March 23, 2015 (File No 001-10883)
(18)	Incorporated by reference to the Registrant’s Form 8-K filed on February 27, 2017 (File No 001-10883)
(19)	Reserved
(20)	Incorporated by reference to the Registrant’s Form S-8 filed on May 18, 2017 (File No. 333-218085)
(21)	Incorporated by reference to the Registrant’s Form 8-K filed on August 9, 2017 (File No. 001-10883)
(22)	Incorporated by reference to the Registrant’s Form 8-K filed on August 22, 2017 (File No. 001-10883)
(23)	Incorporated by reference to the Registrant’s Form 8-K filed on September 15, 2017 (File No. 001-10883)
(24)	Incorporated by reference to the Registrant’s Form 8-K filed on September 26, 2017 (File No. 001-10883)
(25)	Incorporated by reference to the Registrant’s Form 8-K filed on November 22, 2017 (File No. 001-10883)
(26)	Incorporated by reference to the Registrant’s Form 8-K filed on December 15, 2017 (File No. 001-10883)
(27)	Incorporated by reference to the Registrant’s Form 8-K filed on December 15, 2017 (File No. 001-10883)
(28)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WABASH NATIONAL CORPORATION

February 25, 2020	By:	/s/ Michael N. Pettit
Michael N. Pettit
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature and Name	Title	Date

/s/ Brent L. Yeagy	President and Chief Executive Officer, Director	February 25, 2020
Brent L. Yeagy	(Principal Executive Officer)

/s/ Michael N. Pettit	Senior Vice President and Chief Financial Officer	February 25, 2020
Michael N. Pettit	(Principal Financial Officer and Principal Accounting Officer)

/s/ Martin C. Jischke	Chairman of the Board of Directors	February 25, 2020
Dr. Martin C. Jischke

/s/ Therese M. Bassett	Director	February 25, 2020
Therese M. Bassett

/s/ John G. Boss	Director	February 25, 2020
John G. Boss

/s/ John E. Kunz	Director	February 25, 2020
John E. Kunz

/s/ Larry J. Magee	Director	February 25, 2020
Larry J. Magee

/s/ Ann D. Murtlow	Director	February 25, 2020
Ann D. Murtlow

/s/ Scott K. Sorensen	Director	February 25, 2020
Scott K. Sorensen

/s/ Stuart A. Taylor II	Director	February 25, 2020
Stuart A. Taylor II