Form 10-Q
period 2020-03-31
WABASH NATIONAL Corp
filed 2020-05-14
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at April 24, 2020 was 52,849,776.

EXPLANATORY NOTE
As previously disclosed in the Current Report on Form 8-K filed by Wabash National Corporation (the “Company”) with the Securities and Exchange Commission (the “SEC”) on April 16, 2020, the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (this “Quarterly Report”), was delayed due to circumstances related to the novel coronavirus (COVID-19). The COVID-19 pandemic has caused disruptions in the Company’s day-to-day activities, including limiting the Company’s access to its facilities and certain technology systems, and disrupted normal interactions with accounting personnel, legal advisors and others involved in the preparation of this Quarterly Report, which prevented the Company from completing the tasks necessary to file this Quarterly Report by its May 11, 2020 due date. The Company relied on the SEC’s Orders under Section 36 of the Securities and Exchange Act of 1934, as amended, dated March 4, 2020 and March 25, 2020 (Release Nos. 34-88318 and 34-88465), to delay the filing of this Quarterly Report.

WABASH NATIONAL CORPORATION
FORM 10-Q

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$154,587	$140,516
Accounts receivable, net	138,215	172,737
Inventories	245,915	186,914
Prepaid expenses and other	38,340	41,222
Total current assets	577,057	541,389
Property, plant, and equipment, net	220,546	221,346
Goodwill	204,420	311,026
Intangible assets, net	184,332	189,898
Other assets	39,056	40,932
Total assets	$1,225,411	$1,304,591
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Current portion of finance lease obligations	332	327
Accounts payable	148,331	134,821
Other accrued liabilities	120,872	124,230
Total current liabilities	269,535	259,378
Long-term debt	500,591	455,386
Finance lease obligations	293	378
Deferred income taxes	34,276	37,576
Other non-current liabilities	26,747	30,885
Total liabilities	831,442	783,603
Commitments and contingencies
Stockholders’ equity:
Common stock 200,000,000 shares authorized, $0.01 par value, 52,848,721 and 53,473,620 shares outstanding, respectively	753	750
Additional paid-in capital	637,997	638,917
Retained earnings	111,309	221,841
Accumulated other comprehensive losses	(9,497)	(3,978)
Treasury stock at cost, 22,498,930 and 21,640,109 common shares, respectively	(346,593)	(336,542)
Total stockholders' equity	393,969	520,988
Total liabilities and stockholders’ equity	$1,225,411	$1,304,591

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Net sales	$387,074	$533,174
Cost of sales	350,331	464,484
Gross profit	36,743	68,690
General and administrative expenses	26,192	30,140
Selling expenses	7,998	8,223
Amortization of intangible assets	5,495	5,129
Impairment	107,114	—
(Loss) income from operations	(110,056)	25,198
Other income (expense):
Interest expense	(6,272)	(7,090)
Other, net	120	(169)
Other expense, net	(6,152)	(7,259)
(Loss) income before income tax (benefit) expense	(116,208)	17,939
Income tax (benefit) expense	(9,561)	3,159
Net (loss) income	$(106,647)	$14,780

Net (loss) income per share:
Basic	$(2.01)	$0.27
Diluted	$(2.01)	$0.27
Weighted average common shares outstanding (in thousands):
Basic	53,156	55,268
Diluted	53,156	55,770

Dividends declared per share	$0.08	$0.08

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited – dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(106,647)	$14,780
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment and other	(1,636)	298
Unrealized loss on derivative instruments	(3,883)	(814)
Total other comprehensive loss	(5,519)	(516)
Comprehensive (loss) income	$(112,166)	$14,264

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(106,647)	$14,780
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation	5,624	5,420
Amortization of intangibles	5,495	5,129
Net gain on sale of property, plant and equipment	(3)	486
Deferred income taxes	(1,849)	(2,281)
Stock-based compensation	(917)	2,586
Impairment	107,114	—
Non-cash interest expense	265	260
Accounts receivable	34,522	(4,681)
Inventories	(59,001)	(72,576)
Prepaid expenses and other	(838)	(1,279)
Accounts payable and accrued liabilities	8,235	84,770
Other, net	(2,054)	1,152
Net cash (used in) provided by operating activities	(10,054)	33,766
Cash flows from investing activities
Capital expenditures	(6,278)	(6,802)
Proceeds from the sale of property, plant, and equipment	25	29
Net cash used in investing activities	(6,253)	(6,773)
Cash flows from financing activities
Proceeds from exercise of stock options	—	55
Dividends paid	(4,482)	(4,627)
Borrowings under revolving credit facilities	45,040	140
Payments under revolving credit facilities	(40)	(140)
Principal payments under finance lease obligations	(80)	(75)
Principal payments under term loan credit facility	—	(470)
Debt issuance costs paid	(9)	(15)
Stock repurchase	(10,051)	(2,635)
Net cash provided by (used in) financing activities	30,378	(7,767)
Cash and cash equivalents:
Net increase in cash, cash equivalents, and restricted cash	14,071	19,226
Cash, cash equivalents and restricted cash at beginning of period	140,516	132,690
Cash, cash equivalents, and restricted cash at end of period	$154,587	$151,916
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,543	$2,403
(Refunds received) cash paid for income taxes	$(511)	$111

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited – dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2019	53,473,620	$750	$638,917	$221,841	$(3,978)	$(336,542)	$520,988
Net loss for the period				(106,647)			(106,647)
Foreign currency translation and other					(1,636)		(1,636)
Stock-based compensation	141,223	3	(920)				(917)
Stock repurchase	(766,122)					(10,051)	(10,051)
Common stock dividends				(3,885)			(3,885)
Unrealized loss on derivative instruments, net of tax					(3,883)		(3,883)
Balances at March 31, 2020	52,848,721	$753	$637,997	$111,309	$(9,497)	$(346,593)	$393,969

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2018	55,135,788	$744	$629,039	$150,244	$(3,343)	$(302,835)	$473,849
Net income for the period				14,780			14,780
Foreign currency translation and other					298		298
Stock-based compensation	273,158	5	2,581				2,586
Stock repurchase						(2,635)	(2,635)
Equity component of convertible senior notes repurchase							—
Common stock dividends				(4,512)			(4,512)
Unrealized loss on derivative instruments, net of tax					(814)		(814)
Common stock issued in connection with:
Stock option exercises	15,187		54				54
Balances at March 31, 2019	55,424,133	$749	$631,674	$160,512	$(3,859)	$(305,470)	$483,606

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The condensed consolidated financial statements of Wabash National Corporation (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations, and its cash flows. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
2. NEW ACCOUNTING PRONOUNCEMENTS
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses,” which introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities, and net investments in leases as well as reinsurance and trade receivables. In November 2018, the FASB issued ASU 2018-19, which clarifies that operating lease receivables are outside the scope of the new standard. The Company adopted the standard using the modified retrospective approach as required on January 1, 2020. The adoption of the new credit losses model did not have a material impact on the Company’s condensed consolidated financial statements.
3. REVENUE RECOGNITION
The Company recognizes revenue from the sale of its products when obligations under the terms of a contract with our customers are satisfied; this occurs with the transfer of control of our products and replacement parts or throughout the completion of service work. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring promised goods or services to a customer and excludes all taxes collected from the customer. Shipping and handling fees are included in Net sales and the associated costs included in Cost of sales in the Condensed Consolidated Statements of Operations. For shipping and handling costs that take place after the transfer of control, the Company applies the practical expedient and treats such costs as a fulfillment cost. Incidental items that are immaterial in the context of the contract are recognized as expense. For performance obligations satisfied over time, which include certain equipment-related sales within our Diversified Products reportable segment that have no alternative use and contain an enforceable right to payment, as well as service work whereby the customer simultaneously receives and consumes the benefits provided, the Company recognizes revenue on the basis of the Company’s efforts or inputs to the satisfaction of these performance obligations, measured by actual total cost incurred to the total estimated costs for each project. Total revenue recognized over time was not material to the condensed consolidated financial statements for all periods presented.
The Company has identified three separate and distinct performance obligations: 1) the sale of a trailer or equipment, 2) the sale of replacement parts, and 3) service work. For trailer, truck body, equipment, and replacement part sales, control is transferred and revenue is recognized from the sale upon shipment to or pick up by the customer in accordance with the contract terms. The Company does not have any material extended payment terms as payment is received shortly after the point of sale. Accounts receivable are recorded when the right to consideration becomes unconditional. The Company does have customers who pay for the product prior to the transfer of control which is recorded as customer deposits in Other accrued liabilities as shown in Note 10. Customer deposits are recognized as revenue when the Company performs its obligations under the contract and transfers control of the product.
4. GOODWILL IMPAIRMENT
Goodwill
As of December 31, 2019, goodwill allocated to our Commercial Trailer Products, Diversified Products (“DPG”), and Final Mile Products (“FMP”) segments was approximately $2.6 million, $140.7 million, and $167.7 million, respectively. Within the DPG segment, goodwill was allocated between the Tank Trailers and Process Systems reporting units in the amount of $98.4 million and $42.3 million, respectively.

The Company did not perform in-line with expectations during the first quarter of 2020, partially as a result of the ongoing COVID-19 pandemic. In addition, subsequent to December 31, 2019, the Company’s share price and market capitalization declined. As a result, indicators of impairment were identified and the Company performed an interim quantitative assessment as of March 31, 2020, utilizing a combination of the income and market approaches, which were weighted evenly. The results of the quantitative analysis indicated the carrying value of the FMP and Tank Trailers reporting units exceeded their respective fair values and, accordingly, goodwill impairment charges of $95.8 million and $11.0 million, respectively, were recorded during the first quarter of 2020. The goodwill impairment charges, which are based on Level 3 fair value measurements, are included in Impairment expense in the Condensed Consolidated Statements of Operations.
For the period ended March 31, 2020, the changes in the carrying amounts of goodwill were as follows (in thousands):

	Commercial Trailer Products	Diversified Products	Final Mile Products	Total
Balance at December 31, 2018
Goodwill	$4,288	$145,688	$167,715	$317,691
Accumulated impairment losses	(1,663)	(4,944)	—	(6,607)
Net balance as of December 31, 2018	2,625	140,744	167,715	311,084
Impact of divestiture on goodwill	—	(4,944)	—	(4,944)
Impact of divestiture on accumulated impairment losses	—	4,944	—	4,944
Effects of foreign currency	—	(58)	—	(58)
Balance as of December 31, 2019
Goodwill	4,288	140,686	167,715	312,689
Accumulated impairment losses	(1,663)	—	—	(1,663)
Net balance as of December 31, 2019	2,625	140,686	167,715	311,026
Goodwill impairments	—	(10,971)	(95,766)	(106,737)
Effects of foreign currency	—	131	—	131
Balance at March 31, 2020
Goodwill	4,288	140,817	167,715	312,820
Accumulated impairment losses	(1,663)	(10,971)	(95,766)	(108,400)
Net balance as of March 31, 2020	$2,625	$129,846	$71,949	$204,420

5. INVENTORIES
Inventories consist of the following components (in thousands):

	March 31, 2020	December 31, 2019
Raw materials and components	$118,554	$105,332
Finished goods	97,937	58,224
Work in progress	17,973	14,269
Aftermarket parts	6,691	6,590
Used trailers	4,760	2,499
	$245,915	$186,914

6. PREPAID EXPENSES
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Chassis converter pool agreements	$7,418	$10,164
Assets held for sale	3,041	3,020
Income tax receivables	8,701	8,701
Insurance premiums & maintenance agreements	10,041	3,217
All other	9,139	16,120
	$38,340	$41,222
Chassis converter pool agreements represent chassis transferred to the Company on a restricted basis by the manufacturer, who retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales to the manufacturer’s dealers. Assets held for sale are primarily related to the Company’s remaining retail location and unused land parcels, which are actively being marketed for sale. Insurance premiums and maintenance agreements are charged to expenses over the contractual life, which is generally one year or less. Additionally, prepaid expenses include contract assets related to contracts for which the Company recognizes revenue over time as services are completed. There is no restricted cash included in prepaid expenses and other current assets for the periods ending March 31, 2020 and December 31, 2019.
7. DEBT
Long-term debt consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Senior notes due 2025	$325,000	$325,000
Revolving credit agreement due 2023	45,000	—
Term loan credit agreement due 2022	135,228	135,228
	505,228	460,228
Less: unamortized discount and fees	(4,637)	(4,842)
Less: current portion	—	—
	$500,591	$455,386
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
The indenture for the Senior Notes contains customary events of default and covenants. As of March 31, 2020, the Company was in compliance with all covenants, and while the duration and severity of the COVID-19 pandemic are unknown at this time, the Company does not anticipate that the pandemic will impact its ability to remain in compliance with these covenants.

Contractual coupon interest expense and accretion of discount and fees for the Senior Notes was $4.6 million for each of the three-month periods ended March 31, 2020 and 2019. Contractual coupon interest expense and accretion of discount and fees are included in Interest expense on the Company’s Condensed Consolidated Statements of Operations.
Revolving Credit Agreement
On December 21, 2018, the Company entered into the Second Amended and Restated Credit Agreement (the “Revolving Credit Agreement” or “Revolving Facility”), among the Company, certain of its subsidiaries as borrowers (together with the Company, the “Borrowers”), the lenders from time to time party thereto, Wells Fargo Capital Finance, LLC, and Citizens Business Capital, which amended and restated the Company’s existing amended and restated revolving credit agreement, dated as of May 8, 2012.
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
The Revolving Credit Agreement contains various customary covenants. In addition, the Company will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than 10% of the total revolving commitment.
During the three-month period ended March 31, 2020, the Company drew $45.0 million under the Revolving Credit Agreement in response to the uncertainty caused by the COVID-19 pandemic as a precautionary measure. As of March 31, 2020, outstanding borrowings totaled $45.0 million, of which none was classified as current on the Company’s Condensed Consolidated Balance Sheets. The Company was in compliance with all covenants as of March 31, 2020, and while the duration and severity of the COVID-19 pandemic are unknown at this time, the Company does not anticipate that the pandemic will impact its ability to remain in compliance with these covenants. For the three-month period ended March 31, 2020, under the Revolving Credit Agreement, the Company paid less than $0.1 million of interest. As of March 31, 2019, the Company had no outstanding borrowings under the Revolving Credit Agreement and paid no interest. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Facility, amounted to $277.2 million as of March 31, 2020, and $308.1 million as of December 31, 2019.
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

The Term Loan Credit Agreement contains various customary covenants. As of March 31, 2020, the Company was in compliance with all covenants, and while the duration and severity of the COVID-19 pandemic are unknown at this time, the Company does not anticipate that the pandemic will impact its ability to remain in compliance with these covenants.
For the three-month period ended March 31, 2020, under the Term Loan Credit Agreement the Company paid interest of $1.4 million and made no principal payments. For the three-month period ended March 31, 2019, the Company paid interest of $2.2 million and made principal payments of $0.5 million. As of March 31, 2020, the Company had $135.2 million outstanding under the Term Loan Credit Agreement, of which none was classified as current on the Company’s Condensed Consolidated Balance Sheets.
For each three-month period ended March 31, 2020 and 2019, the Company incurred charges of less than $0.1 million for amortization of fees and original issuance discount, which is included in Interest expense in the Condensed Consolidated Statements of Operations.
8. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
As of March 31, 2020, the Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $68.0 million. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.
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
Financial Statement Presentation
As of March 31, 2020 and December 31, 2019, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$317	$1,290
Commodity swap contracts	Other accrued liabilities	(8,109)	(3,216)
Total derivatives designated as hedging instruments		$(7,792)	$(1,926)
The following table summarizes the gain or loss recognized in AOCI as of March 31, 2020 and December 31, 2019 and the amounts reclassified from AOCI into earnings for the three months ended March 31, 2020 and 2019 (in thousands):

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings

	March 31, 2020	December 31, 2019		Three Months Ended March 31,
				2020	2019
Derivatives instruments
Commodity swap contracts	$(5,995)	$(2,112)	Cost of sales	$(1,785)	$(168)
Over the next 12 months, the Company expects to reclassify approximately $8.0 million of pretax deferred losses, related to the commodity swap contracts, from AOCI to cost of sales as inventory purchases are settled.
9. LEASES
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

The Company leases certain industrial spaces, office space, land, and equipment. Some leases include one or more options to renew, with renewal terms that can extend the lease term from generally one to 5 years. The exercise of lease renewal options is at the Company’s sole discretion, and are included in the lease term only to the extent such renewal options are reasonably certain of being exercised at lease commencement. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. During the three months ended March 31, 2020, leased assets obtained in exchange for new operating lease liabilities totaled approximately $1.5 million. As of March 31, 2020, leases that the Company has signed but have not yet commenced are immaterial.
Leased assets and liabilities included within the Condensed Consolidated Balance Sheets consist of the following (in thousands):

	Classification	March 31, 2020	December 31, 2019
Right-of-Use Assets
Operating	Other assets	$14,461	$14,246
Finance	Property, plant and equipment, net of depreciation	2,909	2,945
Total leased ROU assets		$17,370	$17,191
Liabilities
Current
Operating	Other accrued liabilities	$4,737	$4,369
Finance	Current portion of finance lease obligations	332	327
Noncurrent
Operating	Non-current liabilities	9,966	10,041
Finance	Finance lease obligations	293	378
Total lease liabilities		$15,328	$15,115
Lease costs included in the Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Classification	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$1,398	$1,072
Finance lease cost
Amortization of ROU leased assets	Depreciation and amortization	36	36
Interest on lease liabilities	Interest expense	21	15
Net lease cost		$1,455	$1,123
Maturity of the Company’s lease liabilities as of March 31, 2020 is as follows (in thousands):

	Operating Leases	Finance Leases	Total
2020 (remainder)	$4,032	$271	$4,303
2021	4,926	361	5,287
2022	2,965	30	2,995
2023	2,038	—	2,038
2024	1,007	—	1,007
Thereafter	1,247	—	1,247
Total lease payments	$16,215	$662	$16,877
Less: interest	1,512	37
Present value of lease payments	$14,703	$625

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

	March 31, 2020	December 31, 2019
Weighted average remaining lease term (years)
Operating leases	3.9	4.0
Finance leases	1.8	2.1
Weighted average discount rate
Operating leases	5.04%	5.17%
Finance leases	6.16%	6.16%
Lease costs included in the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,377	$1,038
Operating cash flows from finance leases	$10	$15
Financing cash flows from finance leases	$80	$75

10. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other accrued liabilities (in thousands):

	March 31, 2020	December 31, 2019
Warranty	$22,345	$22,575
Chassis converter pool agreements	7,418	10,164
Payroll and related taxes	14,211	25,263
Customer deposits	28,723	19,324
Self-insurance	14,268	12,934
Accrued interest	9,159	4,696
Operating lease obligations	4,737	4,369
Accrued taxes	3,013	10,344
All other	16,998	14,561
	$120,872	$124,230
The following table presents the changes in the product warranty accrual included in Other accrued liabilities (in thousands):

	2020	2019
Balance as of January 1	$22,575	$22,247
Provision for warranties issued in current year	973	1,948
Payments	(1,203)	(1,183)
Balance as of March 31	$22,345	$23,012
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
11. FAIR VALUE MEASUREMENTS
The Company’s fair value measurements are based upon a three-level valuation hierarchy. These valuation techniques are based upon the transparency of inputs (observable and unobservable) to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

▪Level 1 — Valuation is based on quoted prices for identical assets or liabilities in active markets;
▪Level 2 — Valuation is based on quoted prices for similar assets or liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for the full term of the financial instrument; and
▪Level 3 — Valuation is based upon other unobservable inputs that are significant to the fair value measurement.
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
Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis, are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Commodity swap contracts	Recurring	(7,792)	—	(7,792)	—
Mutual funds	Recurring	5,746	5,746	—	—
Life-insurance contracts	Recurring	13,623	—	13,623	—
December 31, 2019
Commodity swap contracts	Recurring	(1,926)	—	(1,926)	—
Mutual funds	Recurring	7,367	7,367	—	—
Life-insurance contracts	Recurring	15,072	—	15,072	—
Estimated Fair Value of Debt
The estimated fair value of debt at March 31, 2020 consists primarily of the Senior Notes due 2025 and borrowings under the Revolving Credit Facility and Term Loan Credit Agreement (see Note 7). The fair value of the Senior Notes due 2025 and Term Loan Credit Agreement are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Revolving Credit Facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for these borrowings.

The Company’s carrying and estimated fair value of debt at March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020				December 31, 2019
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Instrument
Senior Notes due 2025	$320,736	$—	$254,985	$—	$320,572	$—	$320,572	$—
Revolving Credit Facility	45,000	—	45,000	—	—	—	—	—
Term Loan Credit Agreement	134,855	—	122,718	—	134,814	—	134,814	—
	$500,591	$—	$422,703	$—	$455,386	$—	$455,386	$—
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs.
12. COMMITMENTS AND CONTINGENCIES
As of March 31, 2020, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, in connection with the conduct of its business activities, in various jurisdictions, both in the United States and internationally. On the basis of information currently available to it, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Condensed Consolidated Statements of Operations.
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
On November 13, 2019, the Company received a notice that it was considered one of several PRP’s by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (“the Site”). The Company has never owned or operated the Site, but the Site is near certain of the Company’s owned properties. The Company has agreed to implement a limited Work Plan to further investigate the source of the contamination at the Site and is working with IDEM and other PRP’s to finalize the terms of the Work Plan. As of March 31, 2020, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.

Chassis Converter Pool Agreements
The Company, through Supreme, obtains most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of March 31, 2020, the Company’s outstanding chassis converter pool with the manufacturer totaled $7.4 million and has included this financing agreement on the Company’s Condensed Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs through its Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $0.7 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.
13. NET (LOSS) INCOME PER SHARE
Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined based on the weighted average number of common shares outstanding during the period combined with the incremental average common shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. The calculation of basic and diluted net (loss) income per share is determined using net (loss) income applicable to common stockholders as the numerator and the number of shares included in the denominator as shown below (in thousands, except per share amounts). Due to the net loss applicable to common stockholders for the three months ended March 31, 2020, no securities had a dilutive impact for this period.

	Three Months Ended March 31,
	2020	2019
Basic net (loss) income per share:
Net (loss) income applicable to common stockholders	$(106,647)	$14,780
Weighted average common shares outstanding	53,156	55,268
Basic net (loss) income per share	$(2.01)	$0.27

Diluted net (loss) income per share:
Net (loss) income applicable to common stockholders	$(106,647)	$14,780

Weighted average common shares outstanding	53,156	55,268
Dilutive stock options and restricted stock	—	502
Diluted weighted average common shares outstanding	53,156	55,770
Diluted net (loss) income per share	$(2.01)	$0.27

14. STOCK-BASED COMPENSATION
The Company recognizes all share-based payments based upon their fair value. The Company grants restricted stock units subject to specific service, performance, and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance based units is based on the market price of a share of underlying common stock at the date of grant. The fair value of the market based units is based on a lattice valuation model. The amount of compensation costs related to restricted stock units and performance units not yet recognized was $19.9 million at March 31, 2020 for which the expense will be recognized through 2023.

15. STOCKHOLDERS’ EQUITY
Share Repurchase Program
On November 14, 2018, the Board of Directors approved the extension of the Company’s existing stock repurchase program for an additional three-year period and authorized up to an additional $100 million in repurchases. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of March 31, 2020, $60.2 million remained available under the program.
Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.
Accumulated Other Comprehensive Income
Changes in AOCI by component, net of tax, for the three months ended March 31, 2020 are summarized as follows (in thousands):

	Foreign Currency Translation and Other	Derivative Instruments	Total
Balances at December 31, 2019	$(1,866)	$(2,112)	$(3,978)
Net unrealized gains (losses) arising during the period(a)	(1,636)	(5,217)	(6,853)
Less: Net realized gains (losses) reclassified to net (loss) income(b)	—	(1,334)	(1,334)
Net change during the period	(1,636)	(3,883)	(5,519)
Balances at March 31, 2020	(3,502)	(5,995)	(9,497)
—————————
(a) Derivative instruments net of $1,759 thousand of tax benefit for the three months ended March 31, 2020.
(b) Derivative instruments net of $451 thousand of tax benefit for the three months ended March 31, 2020.

Changes in AOCI by component, net of tax, for the three months ended March 31, 2019 are summarized as follows (in thousands):

	Foreign Currency Translation and Other	Derivative Instruments	Total
Balances at December 31, 2018	$(2,578)	$(765)	$(3,343)
Net unrealized gains (losses) arising during the period(c)	298	(939)	(641)
Less: Net realized gains (losses) reclassified to net income(d)	—	(125)	(125)
Net change during the period	298	(814)	(516)
Balances at March 31, 2019	(2,280)	(1,579)	(3,859)
—————————
(c) Derivative instruments net of $308 thousand of tax benefit for the three months ended March 31, 2019.
(d) Derivative instruments net of $42 thousand of tax benefit for the three months ended March 31, 2019.

16. INCOME TAXES
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the COVID-19 pandemic. Certain provisions of the legislation had a significant impact on the expected annual effective tax rate, income tax payable, and deferred income tax positions of the Company for the three months ended March 31, 2020. The Company continues to evaluate the provisions of the CARES Act.
For the three months ended March 31, 2020, the Company recognized an income tax benefit of $9.6 million compared to income tax expense of $3.2 million for the same period in the prior year. The effective tax rate for this period was 8.2% compared to 17.6% for the same period in the prior year. These effective tax rates differ from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes, impairment of non-deductible goodwill, provisions related to the CARES Act, and discrete items incurred related to stock-based compensation.
17. SEGMENTS
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company evaluates segment performance based on (loss) income from operations. The Company has not allocated certain corporate related administrative costs, interest and income taxes included in the corporate and eliminations segment to the Company’s other reportable segments. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up.
Reportable segment information is as follows (in thousands):

Three Months Ended March 31, 2020	Commercial Trailer Products	Diversified Products	Final Mile Products	Corporate and Eliminations	Consolidated
Net sales
External customers	$250,945	$75,859	$60,270	$—	$387,074
Intersegment sales	30	7,099	—	(7,129)	—
Total net sales	$250,975	$82,958	$60,270	$(7,129)	$387,074

Income (loss) from operations	$15,871	$(6,070)	$(108,041)	$(11,816)	$(110,056)
Assets	$359,699	$301,883	$413,693	$150,136	$1,225,411

Three Months Ended March 31, 2019	Commercial Trailer Products	Diversified Products	Final Mile Products	Corporate and Eliminations	Consolidated
Net sales
External customers	$340,145	$92,180	$100,849	$—	$533,174
Intersegment sales	900	7,468	—	(8,368)	—
Total net sales	$341,045	$99,648	$100,849	$(8,368)	$533,174

Income (loss) from operations	$26,321	$8,044	$1,869	$(11,036)	$25,198
Assets	$359,999	$345,577	$489,534	$213,522	$1,408,632

b.  Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Three Months Ended March 31, 2020	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$237,901	$43,312	$—	$—	$281,213	72.7%
Used trailers	318	1,210	—	—	1,528	0.4%
Components, parts and service	9,272	26,082	3,722	(7,100)	31,976	8.3%
Equipment and other	3,484	12,354	56,548	(29)	72,357	18.7%
Total net sales	$250,975	$82,958	$60,270	$(7,129)	$387,074	100.0%

Three Months Ended March 31, 2019	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$325,819	$45,799	$—	$—	$371,618	69.7%
Used trailers	137	587	—	—	724	0.1%
Components, parts and service	10,333	35,884	3,416	(7,920)	41,713	7.8%
Equipment and other	4,756	17,378	97,433	(448)	119,119	22.3%
Total net sales	$341,045	$99,648	$100,849	$(8,368)	$533,174	100.0%

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
This Quarterly Report of Wabash National Corporation (together with its subsidiaries, the “Company,” “Wabash,” “we,” “our,” or “us”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forward-looking statements” include, but are not limited to, statements regarding:
•our business plan;
•our ability to effectively manage and operate our business given the uncertainty caused by the COVID-19 pandemic;
•our ability to effectively integrate Supreme and realize expected synergies and benefits from the Supreme acquisition;
•our expected revenues, income or loss;
•our ability to manage our indebtedness;
•our strategic plan and plans for future operations;
•financing needs, plans and liquidity, including for working capital and capital expenditures;
•our ability to achieve sustained profitability;
•reliance on certain customers and corporate relationships;
•availability and pricing of raw materials, including the impact of tariffs or other international trade developments;
•availability of capital and financing;
•dependence on industry trends;
•the outcome of any pending litigation or notice of environmental dispute;
•export sales and new markets;
•engineering and manufacturing capabilities and capacity, including our ability to attract and retain qualified personnel;
•our ability to develop and commercialize new products;
•acceptance of new technologies and products;
•government regulation; and
•assumptions relating to the foregoing.
Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed in “Part II, Item 1A-Risk Factors” included herein and in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. Each forward-looking statement contained in this Quarterly Report reflects our management’s view only as of the date on which that forward-looking statement was made. We are not obligated to update forward-looking statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, except as required by law.

COVID-19 Update
In March 2020, a global pandemic was declared by the World Health Organization (“WHO”) related to COVID-19. This pandemic has created significant uncertainties and disruption in the global economy. We are closely monitoring the most recent developments regarding the pandemic, remaining focused on the health and safety of our employees, as well as the health of our business, both in the short and long-term. We continue to monitor, evaluate, and manage our operating plans in light of the most recent developments. Further, we are adhering to best-practice safe hygiene guidelines by recognized health experts, like the WHO, as well as any applicable government mandates related to the COVID-19 pandemic. We remain focused on business continuity and ensuring our facilities remain operational where safe and appropriate to do so.
We have also recently implemented several actions to address the COVID-19 impact to our business, including a temporary freeze on share repurchases, reductions to discretionary spending, elimination of non-essential investments, and re-prioritization of capital expenditures. In addition, on May 3, 2020, we completed a two-week idling of operations and Company-wide furlough that began on April 20, 2020. We plan to complete an additional furlough prior to August 1, 2020, which will include an idling of operations from June 29, 2020 through July 3, 2020. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and may take additional actions based on their requirements and recommendations.
While the global market downturn and overall impacts on our operations are expected to be temporary, the duration of the impacts cannot be estimated at this time. Should the disruptions continue for an extended period of time or worsen, the impact on our production, supply chain, and overall business could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, see “Part II, Item 1A – Risk Factors,” included herein for an update to our risk factors regarding risks associated with the COVID-19 pandemic.
Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net sales	100.0%	100.0%
Cost of sales	90.5%	87.1%
Gross profit	9.5%	12.9%

General and administrative expenses	6.8%	5.7%
Selling expenses	2.1%	1.5%
Amortization of intangibles	1.4%	1.0%
Other operating expenses	27.7%	—%
(Loss) income from operations	(28.5%)	4.7%

Interest expense	(1.6%)	(1.3%)
Other, net	—%	—%
(Loss) income before income tax (benefit) expense	(30.1%)	3.4%

Income tax (benefit) expense	(2.5%)	0.6%
Net (loss) income	(27.6%)	2.8%
For the three-month period ended March 31, 2020, we recorded net sales of $387.1 million compared to $533.2 million in the prior year period. Net sales for the three-month period ended March 31, 2020 decreased $146.1 million, or 27.4%, compared to the prior year period, due primarily to 30.3% and 43.7% decreases in new trailer unit and truck body unit shipments, respectively, which contributed to decreases in sales within each of our reportable segments. The decreases in sales and shipments compared to the prior year period are primarily attributable to overall softer demand in the industry, which was worsened by the impacts of COVID-19, and has caused delays in customer pick-ups and reduced demand for our products. Gross profit margin decreased to 9.5% in the first quarter of 2020 compared to 12.9% in the prior year period driven by fixed costs as a percentage of sales increasing year-over-year. While overall industry demand during the first quarter of 2020 was softer than anticipated and expected shipment and production levels for the remainder of 2020 have decreased from 2019 estimates, we believe we are well-positioned to navigate this uncertain environment as we have prepared for an eventual downturn in the industry over the last two years. We are focused on implementing changes to our processes and cost structure given the current environment and have taken actions at all levels of the Company to contain cost and preserve the strength of our balance sheet.
For the three-month period ended March 31, 2020, selling, general and administrative expenses declined $4.2 million as compared to the same period in 2019. The decrease was primarily attributable to lower employee-related costs, including employee incentive programs, compared to the same period in the prior year. This decrease was due, in part, to COVID-19 related items that impacted our employee incentive programs. As a percentage of net sales, selling, general and administrative expenses increased to 8.8% in the first quarter of 2020 as compared to 7.2% in the prior year period.
Our management team continues to be focused on increasing overall stockholder value by optimizing our manufacturing operations to match the current demand environment, implementing cost savings initiatives and lean manufacturing techniques, strengthening our capital structure, developing innovative products that enable our customers to succeed, improving earnings and continuing diversification of the business into higher margin opportunities that leverage our intellectual and process capabilities.
Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019
Net Sales
Net sales in the first quarter of 2020 decreased $146.1 million, or 27.4%, compared to the first quarter of 2019. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Commercial Trailer Products	$250,975	$341,045	$(90,070)	(26.4%)
Diversified Products	82,958	99,648	(16,690)	(16.7%)
Final Mile Products	60,270	100,849	(40,579)	(40.2%)
Eliminations	(7,129)	(8,368)	1,239
Total	$387,074	$533,174	$(146,100)	(27.4%)

New Trailers	(units)
Commercial Trailer Products	8,525	12,400	(3,875)	(31.3%)
Diversified Products	625	700	(75)	(10.7%)
Total	9,150	13,100	(3,950)	(30.2%)

Used Trailers	(units)
Commercial Trailer Products	35	50	(15)	(30.0%)
Diversified Products	35	25	10	40.0%
Total	70	75	(5)	(6.7%)
Commercial Trailer Products segment sales, prior to the elimination of intersegment sales, were $251.0 million for the first quarter of 2020, a decrease of $90.1 million, or 26.4%, compared to the first quarter of 2019. New trailers shipped during the first quarter of 2020 totaled 8,525 trailers compared to 12,400 trailers in the prior year period, a decrease of 31.3%. The decrease in net sales is partially attributable to the impacts of COVID-19, which have caused delays in customer pick-ups and reduced demand for our products. Revenue per new trailer unit increased approximately 6.3% compared to the prior year period.
Diversified Products segment sales, prior to the elimination of intersegment sales, were $83.0 million for the first quarter of 2020, a decrease of $16.7 million, or 16.7%, compared to the first quarter of 2019. Equipment sales decreased $5.0 million, or 28.9%, compared to the prior year period. Sales of our parts and service product offerings totaled $19.0 million for the first quarter of 2020, a decrease of $9.4 million or 33.2% as compared to the prior year period. The decreases in our equipment sales and sales from our parts and service offerings are in part attributable to the impacts of COVID-19, which have caused reduced demand for our products. While new trailer sales decreased $2.5 million, or 5.4%, from the prior year period, revenue per new trailer unit increased approximately 9.4%. New trailer shipments for the first quarter of 2020 totaled 625 units compared to 700 units in the prior year period.
Final Mile Products segment sales, prior to the elimination of intersegment sales, were $60.3 million in the first quarter of 2020, a decrease of $40.6 million, or 40.2%, compared to the first quarter of 2019. New truck body sales decreased $39.8 million, or

41.7%, and parts and service revenue decreased $0.8 million, or 14.6%, compared to the prior year period. The decrease in truck body sales is primarily due to a 43.7% decrease in truck body unit shipments in the first quarter of 2020 compared to the prior year period. The overall decrease in net sales compared to the prior year period is attributable to softer demand in this market segment as well as delays in customer pick-ups. These factors were worsened by the impacts of COVID-19. Despite these impacts, new truck body revenue per unit increased approximately 3.5% year-over-year.
Cost of Sales
Cost of sales was $350.3 million in the first quarter of 2020, a decrease of $114.2, or 24.6%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.
Commercial Trailer Products segment cost of sales was $227.1 million in the first quarter of 2020, a decrease of $78.0 million, or 25.6%, compared to the prior year period. The decrease was primarily driven by an overall decrease in manufacturing costs as a result of lower sales volumes, including a $64.2 million decrease in materials costs and a $13.8 million decrease in other manufacturing costs. The lower sales volumes were due in part to the COVID-19 pandemic.
Diversified Products segment cost of sales was $67.8 million in the first quarter of 2020, a decrease of $11.7 million, or 14.7%, compared to the prior period. The decrease in cost of sales was primarily due to lower sales volumes, which resulted in lower materials costs and manufacturing costs. The lower sales volumes were due in part to the COVID-19 pandemic.
Final Mile Product segment cost of sales was $60.5 million in the first quarter of 2020, a decrease of $26.8 million, or 30.7%, compared to the prior period. The decrease was primarily driven by a $20.4 million decrease in materials costs and a $6.4 million decrease in other manufacturing costs related to decreased sales volumes.
Gross Profit
Gross profit was $36.7 million in the first quarter of 2020, a decrease of $31.9 million from the prior year period. Gross profit as a percentage of net sales was 9.5% for the first quarter of 2020, compared to 12.9% for the same period in 2019. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
Gross Profit by Segment
Commercial Trailer Products	$23,843	$35,940	$(12,097)	(33.7%)
Diversified Products	15,141	20,099	(4,958)	(24.7%)
Final Mile Products	(244)	13,524	(13,768)	(101.8%)
Corporate and Eliminations	(1,997)	(873)	(1,124)
Total	$36,743	$68,690	$(31,947)	(46.5%)
Commercial Trailer Products segment gross profit was $23.8 million for the first quarter of 2020 compared to $35.9 million for the first quarter of 2019. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 9.5% in the first quarter of 2020 compared to 10.5% in the comparative 2019 period. The decreases in gross profit and gross profit as a percentage of net sales were primarily attributable to the increase in fixed costs as a percentage of net sales year-over-year. While we made purposeful efforts to mitigate the effects of the COVID-19 pandemic, our fixed costs did not proportionately decrease with the lower sales volumes experienced in the first quarter of 2020.
Diversified Products segment gross profit was $15.1 million for the first quarter of 2020 compared to $20.1 million in the same quarter of 2019. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 18.3% in the first quarter of 2020 compared to 20.2% in the 2019 period. The decreases in gross profit and gross profit as a percentage of net sales compared to the prior year period were primarily driven by certain fixed manufacturing costs that did not decrease at the same rate as the decrease in sales volumes.
Final Mile Products segment gross profit was ($0.2) million for the first quarter of 2020 compared to $13.5 million in the same quarter of 2019. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was (0.4%) in the first quarter of 2020 compared to 13.4% in the 2019 period. The decreases in gross profit and gross profit as a percentage of net sales were primarily attributable to manufacturing costs not proportionately decreasing with the decrease in sales volumes, which was largely due to production inefficiencies that were amplified by impacts of the COVID-19 pandemic.

General and Administrative Expenses
General and administrative expenses for the first quarter of 2020 decreased $3.9 million, or 13.1%, from the prior year period. The decrease was largely due to a decrease of approximately $1.2 million in employee-related costs, including benefits and incentive programs, compared to the same period in the prior year, due in part to the impacts of the COVID-19 pandemic. Additional decreases were attributable to professional service expenses and other corporate expenses. As a percentage of net sales, general and administrative expenses were 6.8% for the first quarter of 2020 compared to 5.7% for the first quarter of 2019.
Selling Expenses
Selling expenses were $8.0 million in the first quarter of 2020, a decrease of $0.2 million, or 2.7%, compared to the prior year period. The decrease was due to a decrease of $0.6 million in employee-related costs, including benefits and incentive programs, and a $0.1 million decrease in travel costs. These decreases are partially attributable to the impacts of the COVID-19 pandemic and related travel restrictions. These decreases were partially offset by a $0.4 million increase in advertising and promotional expenses. As a percentage of net sales, selling expenses were 2.1% for the first quarter of 2020 compared to 1.5% for the first quarter of 2019.
Amortization of Intangibles
Amortization of intangibles was $5.5 million for the first quarter of 2020 compared to $5.1 million in the prior year period. Amortization of intangibles for both periods was the result of expenses recognized for intangible assets recorded from the acquisitions of Walker in May 2012, certain assets of Beall in February 2013, and Supreme in September 2017.
Impairment Expense
Impairment expense of $107.1 million in the first quarter of 2020 was primarily the result of impairment charges related to goodwill within the Final Mile Products and Diversified Products segments totaling $106.8 million.
Other Income (Expense)
Interest expense for the first quarter of 2020 totaled $6.3 million compared to $7.1 million in the first quarter of 2019. Interest expense relates to interest and non-cash accretion charges on our Term Loan Credit Agreement and Senior Notes. The decrease from the previous year period is primarily due to our voluntary prepayments totaling approximately $50.0 million against our Term Loan Credit Agreement throughout 2019.
Other, net for the first quarter of 2020 represented income of $0.1 million as compared to expense of $0.2 million for the prior year period. Income for the current year period is primarily related to interest income. Expense for the prior year period is related to individually insignificant expenses.
Income Taxes
We recognized an income tax benefit of $9.6 million in the first quarter of 2020 compared to income tax expense of $3.2 million for the same period in the prior year. The effective tax rate for this period was 8.2% compared to 17.6% for the same period in the prior year. These effective tax rates differ from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes, impairment of non-deductible goodwill, provisions related to the CARES Act, and discrete items incurred related to share-based compensation.
Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of March 31, 2020, our debt to equity ratio, including our finance lease obligations, was approximately 1.3:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of maintaining strong liquidity, deleveraging our balance sheet, investing in the business, both organically and strategically, and returning capital to our shareholders.

During the first three months of 2020, we paid dividends of approximately $4.5 million, and repurchased shares under our share repurchase program totaling $8.9 million. In addition, as a result of uncertainty caused by COVID-19, we drew $45.0 million under the Revolving Credit Facility during the first quarter of 2020. Despite such uncertainty, we believe we are well-positioned from a liquidity perspective as we have prepared for an eventual downturn in our industry over the last two years, and we believe we have sufficient liquidity to meet our cash obligations for at least the next 12 months. In addition, the nearest debt maturity we have is not until 2022. While the severity and duration of the impacts of COVID-19 are unknown, we expect to continue our commitment to fund our working capital requirements and capital expenditures while also responsibly returning capital to our shareholders. For the remainder of 2020, we will continue to move rapidly to adjust to the current environment to contain cost and preserve the strength of our balance sheet while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
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
The indenture for the Senior Notes contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. As of March 31, 2020, we were in compliance with all covenants, and while the duration and severity of the COVID-19 pandemic are unknown at this time, we do not anticipate that the pandemic will impact our ability to remain in compliance with these covenants.
Contractual coupon interest expense and accretion of discount and fees for the Senior Notes was $4.6 million for each of the three-month periods ended March 31, 2020 and 2019. Contractual coupon interest expense and accretion of discount and fees are included in Interest expense on the Company’s Condensed Consolidated Statements of Operations.
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
During the three-month period ended March 31, 2020, we drew $45.0 million under the Revolving Credit Agreement in response to the uncertainty caused by the COVID-19 pandemic as a precautionary measure. As of March 31, 2020, outstanding borrowings totaled $45.0 million, of which none was classified as current on our Condensed Consolidated Balance Sheets. We were in compliance with all covenants as of March 31, 2020, and while the duration and severity of the COVID-19 pandemic are unknown at this time, we do not anticipate that the pandemic will impact our ability to remain in compliance with these covenants. For the three-month period ended March 31, 2020, under the Revolving Credit Agreement, we paid less than $0.1 million of interest. As of March 31, 2019, we had no outstanding borrowings under the Revolving Credit Agreement and paid no interest. Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Facility, amounted to $277.2 million as of March 31, 2020, and $308.1 million as of December 31, 2019.
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
The Term Loan Credit Agreement contains customary covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets. As of March 31, 2020, we were in compliance with all covenants, and while the duration and severity of the COVID-19 pandemic are unknown at this time, we do not anticipate that the pandemic will impact our ability to remain in compliance with these covenants.
For the three-month period ended March 31, 2020, under the Term Loan Credit Agreement we paid interest of $1.4 million and made no principal payments. For the three-month period ended March 31, 2019, we paid interest of $2.2 million and made principal payments of $0.5 million. As of March 31, 2020, we had $135.2 million outstanding under the Term Loan Credit Agreement, of which none was classified as current on our Condensed Consolidated Balance Sheets.
For each three-month period ended March 31, 2020 and 2019, we incurred charges of less than $0.1 million for amortization of fees and original issuance discount, which is included in Interest expense in the Condensed Consolidated Statements of Operations.

Cash Flows
Cash used in operating activities for the first three months of 2020 totaled $10.1 million, compared to cash provided by operating activities of $33.8 million during the same period in 2019. Cash used in operations during the current year period was the result of net loss adjusted for various non-cash activities including depreciation, amortization, net gain on the sale of assets, deferred taxes, stock-based compensation, impairment, accretion of debt discount, and a $17.1 million increase in working capital. Changes in key working capital accounts for 2020 and 2019 are summarized below (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Source (Use) of cash:
Accounts receivable	$34,522	$(4,681)	$39,203
Inventories	(59,001)	(72,576)	13,575
Accounts payable and accrued liabilities	8,235	84,770	(76,535)
Net source (use) of cash	$(16,244)	$7,513	$(23,757)
Accounts receivable decreased $34.5 million in the first three months of 2020 as compared to a $4.7 million increase in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 32 days in 2020 as compared to 31 days in the same period in 2019. The decrease in accounts receivable during the first three months of 2020 was primarily due to the decrease in shipments from the prior year period, which is partially attributable to impacts of the COVID-19 pandemic. Inventory increased by $59.0 million during the first three months of 2020 as compared to $72.6 million in the 2019 period. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 9 times in the 2020 period and 10 times in the 2019 period. The increase in inventory for the 2020 period was primarily attributable to higher finished goods inventory due to delayed customer pick-ups and higher raw materials inventory to adjust to anticipated production. Both of these increases are partially attributable to the COVID-19 pandemic. Accounts payable and accrued liabilities increased by $8.2 million in 2020 compared to an increase of $84.8 million for the same period in 2019. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 38 days in the 2020 period compared to 45 days during the same period in 2019.
Investing activities used $6.3 million during the first three months of 2020, as compared to $6.8 million during the same period in 2019. Investing activities for the first three months of 2020 include capital expenditures of $6.3 million, which was a decrease compared to $6.8 million during the same period in 2019.
Financing activities provided $30.4 million during the first three months of 2020 as compared to using $7.8 million during the same period in 2019. Cash provided by financing activities during the current year period primarily relates to borrowings under our Revolving Credit Facility of $45.0 million, partially offset by common stock repurchases and withholdings of $10.1 million and cash dividends paid to our shareholders of $4.5 million. Cash used in financing activities in the first three months of 2019 primarily relates to common stock repurchases and withholdings of $2.6 million and cash dividends paid to our shareholders of $4.6 million.
As of March 31, 2020, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $277.2 million, representing a decrease of $41.9 million compared to March 31, 2019 and a decrease of $30.9 million compared to December 31, 2019. Total debt and finance lease obligations amounted to $505.9 million as of March 31, 2020. While we believe there is continued uncertainty in the industry due in part to COVID-19, we believe we are well-positioned from a liquidity perspective as we have prepared for an eventual downturn in our industry over the last two years, and we believe we have sufficient liquidity to meet our cash obligations for at least the next 12 months. While the severity and duration of the impacts of COVID-19 are unknown, we expect to continue our commitment to fund our working capital requirements and capital expenditures while also responsibly returning capital to our shareholders. For the remainder of 2020, we will continue to move rapidly to adjust to the current environment to contain cost and preserve the strength of our balance sheet while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
Capital Expenditures
Capital spending amounted to approximately $6.3 million for the first three months of 2020 and, depending upon the duration and severity of COVID-19 impacts, is anticipated to be approximately $20 million for 2020. Capital spending for 2020 has been and is expected to continue to be primarily utilized to support maintenance, growth, and productivity improvement initiatives within our facilities.

Goodwill Impairment
We assess goodwill for impairment at the reporting unit level on an annual basis as of October 1 and whenever events or changes in circumstances indicate a possible impairment. Subsequent to December 31, 2019, our share price and market capitalization declined. In addition, as a result of the ongoing COVID-19 pandemic and related impact on our results of operations, the Company did not perform in-line with expectations. As a result, indicators of impairment were identified and we performed an interim quantitative assessment as of March 31, 2020, utilizing a combination of the income and market approaches, which were weighted evenly. Key assumptions used in the analysis were discount rates of 17.0% and 13.5% for FMP and Tank Trailers, respectively, EBITDA margins, and a terminal growth rate of 3.0%. The results of the quantitative analysis indicated the carrying value of the FMP and Tank Trailers reporting units exceeded their fair values and, accordingly, goodwill impairment charges of $95.8 million and $11.0 million, respectively, were recorded during the first quarter of 2020. The goodwill impairment charges, which are based on Level 3 fair value measurements, are included in Impairment expense in the Condensed Consolidated Statements of Operations.
In addition, the results of the quantitative analysis performed as of March 31, 2020 indicated the fair value of the Process Systems reporting unit exceeded the carrying value by approximately 3%. Key assumptions used in the analysis were a discount rate of 14.5%, EBITDA margin, and a terminal growth rate of 3.0%. The Process Systems reporting unit designs and manufactures a broad range of products, such as isolators, stationary silos, and downflow booths used in a number of unique markets, including the chemical, dairy, food and beverage, pharmaceutical and nuclear markets. We believe this reporting unit’s broad range of innovative products in unique industries will result in sufficient future earnings. Based on the results of the interim quantitative test, we performed sensitivity analyses around the key assumptions used in the analysis, the results of which were: (a) a 100 basis point decrease in the EBITDA margin used to determine expected future cash flows would have resulted in an impairment of approximately $4.6 million, (b) a 100 basis point increase in the discount rate would have resulted in an impairment of approximately $4.5 million, and (c) a 100 basis point decrease in the terminal growth rate would have resulted in an impairment of approximately $1.2 million.
Future events and changing market conditions may require a re-evaluation of the assumptions used in the determination of fair value for each of our reporting units, including key assumptions used in the expected EBITDA margins and cash flows, as well as other key assumptions with respect to matters out of our control, such as discount rates and market multiple comparables.
Contractual Obligations and Commercial Commitments
A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of March 31, 2020 are as follows (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Debt:
Term Loan Credit Facility (due 2022)	$—	$—	$135,228	$—	$—	$—	$135,228
Revolving Facility (due 2023)	—	—	—	45,000	—	—	45,000
Senior Notes (due 2025)	—	—	—	—	—	325,000	325,000
Finance Leases (including principal and interest)	271	361	30	—	—	—	662
Total debt	271	361	135,258	45,000	—	325,000	505,890
Other:
Operating Leases	4,032	4,926	2,965	2,038	1,007	1,247	16,215
Total other	4,032	4,926	2,965	2,038	1,007	1,247	16,215
Other commercial commitments:
Letters of Credit	7,436	—	—	—	—	—	7,436
Raw Material Purchase Commitments	68,549	—	—	—	—	—	68,549
Chassis Converter Pool Agreements	8,069	—	—	—	—	—	8,069
Total other commercial commitments	84,054	—	—	—	—	—	84,054
Total obligations	$88,357	$5,287	$138,223	$47,038	$1,007	$326,247	$606,159
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
Scheduled payments for our Revolving Facility exclude interest payments as rates are variable. Borrowings under the Revolving Facility bear interest at a variable rate based on the London Interbank Offer Rate (LIBOR) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Outstanding borrowings under the Revolving Facility bear interest at a rate, at our election, equal to (i) LIBOR plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Revolving

Facility. We are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of our agent and lenders. During the three-month period ended March 31, 2020, we drew $45.0 million under the Revolving Credit Agreement in response to the uncertainty caused by the COVID-19 pandemic as a precautionary measure.
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
We have $68.5 million in purchase commitments with our suppliers and through financial derivatives through December 2020 for various raw material commodities, including aluminum, steel, nickel and polyethylene as well as other raw material components which are within normal production requirements.
We, through our subsidiary Supreme, obtain most vehicle chassis for our specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders. Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at our various facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. The manufacturer transfers the chassis to us on a “restricted basis,” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with manufacturers, we have not historically settled, nor expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of March 31, 2020 our outstanding chassis converter pool with the manufacturer totaled $7.4 million and we have included this financing agreement on our consolidated balance sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs through our Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $0.7 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame we are required to pay a finance or storage charge on the chassis. Additionally, we receive finance support funds from the manufacturer when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis.
Backlog
Orders that have been confirmed by customers in writing, have defined delivery time frames, and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms or cancellation. Our backlog of orders was approximately $1.0 billion at March 31, 2020 compared to approximately $1.1 billion at December 31, 2019 and $1.6 billion at March 31, 2019. As we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, the 2020 order season materialized in a manner more consistent with historical periods, excluding 2018. In addition, while we have observed softer demand thus far in 2020 compared to 2018 and 2019 partially due to the impacts and uncertainty caused by the COVID-19 pandemic, we believe our backlog of orders remains strong. We expect to complete the majority of our backlog orders as of March 31, 2020 within 12 months of this date.
Outlook
The trailer industry generally follows the transportation industry cycles. After three consecutive years with total trailer demand well below normal replacement demand levels estimated to be approximately 220,000 trailers, the five year period ending December 2015 demonstrated consecutive years of significant improvement in which the total U.S. trailer market increased year-over-year. In 2016, trailer shipments decreased but rebounded in 2017 and 2018, with 2018 representing an all-time industry record. This all-time industry record set in 2018 was surpassed in 2019 with trailer shipments totaling approximately 328,000. According to ACT Research Company (“ACT”), total trailer production in the United States was approximately 333,000 during 2019. As reported in our Annual Report on Form 10-K for the year ended December 31, 2019, ACT estimates softened, more historically consistent production levels within the trailer industry for 2020 at approximately 239,000.
As a result of the overall industry and economic uncertainty worsened by the COVID-19 pandemic, ACT issued a revised estimate for 2020 production of approximately 146,000 trailers, representing a decrease of 56% from 2019. ACT estimates production levels for 2021, 2022, 2023, and 2024 to increase from 2020 levels to 199,000, 253,000, 288,000, and 281,000, respectively. FTR Associates (“FTR”) anticipates new trailer production to be approximately 155,000 new trailers in 2020, representing a decrease of 53% compared to 2019, with projected production levels to increase to 260,000 and 265,000 in 2021 and 2022, respectively. These estimates for 2021-2024 are generally expected to be above replacement demand. While we believe these estimates to generally be reasonable, the unknown duration and severity of the COVID-19 pandemic creates further uncertainty in the industry and actual production and/or demand could vary significantly from these estimates.
Other potential risks we face for the remainder of 2020 will primarily relate to our ability to effectively manage our manufacturing operations and overall business given the COVID-19 pandemic as well as the cost and supply of raw materials, commodities and components. Significant increases in the cost of certain commodities, raw materials or components have had and may continue to have an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, axles, suspensions, aluminum extrusions, specialty steel coil, and chassis. At the current and expected demand levels, there may be shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products.
For the remainder of 2020, we will continue to move rapidly to adjust to the current environment to contain cost and preserve the strength of our balance sheet while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company. We believe we remain well-positioned for long-term success in the trailer industry because: (1) our core customers are among the major participants in the trucking industry; (2) our DuraPlate® and other industry leading brand trailers continue to have a strong market acceptance; (3) our focus is on developing solutions that reduce our customers’ trailer maintenance and operating costs providing the best overall value; and (4) our presence throughout North America utilizing our extensive dealer network to market and sell our products. Continuing to identify attractive opportunities to leverage our core competencies, proprietary technology and core manufacturing expertise into new applications and end markets enables us to deliver greater value to our customers and stakeholders.
Critical Accounting Policies and Estimates
We have included a summary of our Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to the summary provided in that report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices, interest rates and foreign exchange rates. The following discussion provides additional detail regarding our exposure to these risks.
Commodity Prices
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper and polyethylene. Given the volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. As of March 31, 2020, we had $68.5 million in raw material purchase commitments through December 2020 for materials that will be used in the production process, as compared to $83.9 million as of December 31, 2019. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.
Interest Rates
As of March 31, 2020, we had floating rate debt outstanding under our Revolving Credit Facility of approximately $45.0 million. In addition, as of March 31, 2020, we had outstanding borrowings under our Term Loan Credit Agreement, as amended, totaling approximately $135.2 million that bears interest at a floating rate, subject to a minimum interest rate. Based on the average borrowings under our Revolving Credit Facility and the outstanding indebtedness under our Term Loan Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of approximately $1.8 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2020.
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal year 2020 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Part II - OTHER INFORMATION
Item 1. Legal Proceedings
See Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019. See also Note 12, “Commitments and Contingencies”, to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.
The Company is supplementing the Risk Factors previously disclosed in Item 1A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”). The following risk factor should be read in conjunction with the Risk Factors disclosed in the Annual Report.
The coronavirus (COVID-19) pandemic, or other outbreaks of disease or similar public health threats, could materially and adversely affect our business, financial condition and results of operations.
The recent outbreak of COVID-19, and any other outbreaks of contagious diseases or other adverse public health developments in the United States or worldwide, could have a material adverse effect on our business, financial condition and results of operations. In 2020, COVID-19 has significantly impacted economic activity and markets worldwide, and it could continue to negatively affect our business in a number of ways. These effects could include, but are not limited to:
▪Disruptions or restrictions on our employees’ ability to work effectively due to illness, travel bans, quarantines, shelter-in-place orders or other limitations.
▪Temporary closures of our facilities or the facilities of our customers or suppliers, which could affect our ability to timely meet our customer’s orders and negatively impact our supply chain.
▪In an effort to increase the wider availability of needed medical and other supplies and products, we may elect to, or governments may require us to, allocate manufacturing capacity (for example, pursuant to the U.S. Defense Production Act) in a way that adversely affects our regular operations in a manner that may result in adversely affecting our reputation and customer and supplier relationships.
▪Resulting cost increases from the effects of a pandemic such as COVID-19 may not be fully recoverable.
▪The failure of third parties on which we rely, including our suppliers, customers, contractors, commercial banks and external business partners, to meet their respective obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties.
▪The COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global credit and financial markets, which increases the cost of capital and adversely impacts access to capital for both the Company and our customers and suppliers.

▪Commodity costs have become more volatile due to the COVID-19 outbreak. We expect continued commodity cost volatility, and our commodity hedging program might not sufficiently offset this volatility.
▪Disruptions or uncertainties related to the COVID-19 outbreak for a sustained period of time could result in delays or modifications to our strategic plans and initiatives and hinder our ability to achieve our strategic goals.
The extent to which the COVID-19 pandemic, or other outbreaks of disease or similar public health threats, materially and adversely impacts our business, financial condition and results of operations is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak. In addition, how quickly, and to what extent, normal economic and operating conditions can resume cannot be predicted, and the resumption of normal business operations may be delayed or constrained by lingering effects of the COVID-19 pandemic on our suppliers, third-party service providers, and/or customers.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Our Equity Securities
In November 2018, the Company announced that the Board of Directors approved the repurchase of an additional $100 million in shares of common stock over a three-year period. This authorization was an increase to the previous $100 million repurchase programs approved in February 2017 and February 2016. The repurchase program is set to expire on February 28, 2022. For the quarter ended March 31, 2020, we repurchased 766,122 shares pursuant to our repurchase program. Additionally, during this period there were 92,699 shares repurchased to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
January 1 - 31, 2020	185,017	$12.11	185,017	$66.8
February 1 - 29, 2020	487,701	$12.06	395,911	$62.1
March 1 - 31, 2020	186,103	$10.36	185,194	$60.2
Total	858,821	$11.70	766,122	$60.2

Item 6. Exhibits

(a)	Exhibits
	31.1	Certification of Principal Executive Officer
	31.2	Certification of Principal Financial Officer
	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
	101	The following materials from Wabash National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2020 and 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: May 14, 2020	By:	/s/ Michael N. Pettit
Michael N. Pettit
Senior Vice President and Chief Financial Officer (Principal Financial Officer)